Form 10QSB
period 1995-09-30
PRO DEX INC
filed 1995-11-03
CIK 788920

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                            -----------------------

                                  FORM 10-QSB

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1995


[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



                      Commission File Number     0-14942

                                 PRO-DEX, INC.
              ---------------------------------------------------
                (name of small business issuer in its charter)

            Colorado                                          84-1261240
            --------                                          ----------
(State or other jurisdiction of                        (I.R.S. Employer ID No.)
incorporation or organization)

              1401 Walnut St., Ste., 540, Boulder, Colorado 80302
              ---------------------------------------------------
                    (Address of principal executive offices)

                   Issuer's telephone number:  (303) 443-6136
                                               --------------

Securities registered under Section 12(b) of the Exchange Act:

                                                          Name of each exchange
                                                          ---------------------
Title of each class                                        on which registered
-------------------                                       ---------------------
       None                                                       None

Securities registered under Section 12(g) of the Exchange Act:

                           Common Stock, no par value
                           --------------------------
                                (Title of class)

     The number of shares of the Registrant's no par value common stock outstanding as of September 22, 1995 was 8,630,300.

                        PRO-DEX, INC. AND SUBSIDIARIES
-------------------------------------------------------------------------------

                   DOCUMENTS INCORPORATED BY REFERENCE: None.

                               Table of Contents
                               -----------------

                                                                       Page No.
                                                                       --------
PART I      Financial Information

  Item 1.   Financial Statements                                              2
            Consolidated Balance Sheets                                       2
            Consolidated Statements of Operations                             4
            Consolidated Statement of Cash Flow                               5
            Notes to Consolidated Financial Statements                        7

  Item 2.   Management Discussion and Analysis of Financial Condition
            and Results of Operations                                         8

PART II     Other Information                                                10

  Item 5.   Other Information                                                10
  Item 6.   Exhibits and Reports on Form 8-K                                 10

SIGNATURES                                                                   11

EXHIBITS    NONE

                               PAGE 1 of 11 Pages

                        PRO-DEX, INC. AND SUBSIDIARIES
-------------------------------------------------------------------------------


Part I

       Item 1.  FINANCIAL STATEMENTS.

                         PRO-DEX, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                            September 30,   June 30,
                                                1995          1995
                                            -------------  ----------
Current assets:
  Cash                                        $   586,312  $  384,968
  Accounts receivable, net of allowance
    for doubtful accounts of $204,300
    and $173,551                                4,356,096   2,608,701
  Inventories, at cost                          4,156,668     767,893
  Dental supplies, at cost                        457,307     468,216
  Prepaid expenses                                133,010     549,698
                                              -----------  ----------

      Total current assets                      9,689,393   4,779,476
                                              -----------  ----------

Property and equipment, at cost:
  Land                                             61,776      61,776
  Buildings                                       308,505     307,010
  Equipment, furniture and fixtures             6,178,511   2,068,397
  Leasehold improvements                          488,528      39,877
                                              -----------  ----------
                                                7,037,320   2,477,060
  Less accumulated depreciation                 3,864,356   1,608,613
                                              -----------  ----------

    Net property and equipment                  3,172,964     868,447
                                              -----------  ----------

Other assets:
  Note receivable                                 300,000           -
  Intangible assets                            11,159,408      68,791
  Other                                           174,061       6,466
                                              -----------  ----------

    Total other assets                         11,633,469      75,257
                                              -----------  ----------

Total assets                                  $24,495,826  $5,723,180
                                              ===========  ==========

                        PRO-DEX, INC. AND SUBSIDIARIES
-------------------------------------------------------------------------------
                    CONSOLIDATED BALANCE SHEETS - CONTINUED

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                              September 30,     June 30,
                                                   1995           1995
                                              -------------   -----------
Current liabilities:
  Notes payable                                 $ 1,469,692   $   374,180
  Accounts payable                                1,259,361       505,586
  Accrued expenses                                1,365,188       184,745
  Income taxes payable                              128,062        10,064
  Deferred revenue                                  162,378       155,074
  Current portion of long-term debt                 776,712       104,000
                                                -----------   -----------

    Total current liabilities                     5,161,393     1,333,649
                                                -----------   -----------

Long-term debt, net of current portion            5,811,232       416,010

Deferred gain                                        29,982        39,966
                                                -----------   -----------

    Total liabilities                            11,002,607     1,789,625
                                                -----------   -----------

Shareholders' equity:
  Series A preferred stock, no par value;
    2,000,000 share authorized; 78,129
    shares issued and outstanding                   282,990       282,990
  Common stock, no par value; 10,000,000
    shares authorized; 8,630,300 and
    5,280,300 shares issued and outstanding      14,559,945     5,347,445
  Additional paid in capital                         10,000        10,000
  Accumulated deficit                            (1,359,716)   (1,706,880)
                                                -----------   -----------

    Total shareholders' equity                   13,493,219     3,933,555
                                                -----------   -----------

Total liabilities and shareholders' equity      $24,495,826   $ 5,723,180
                                                ===========   ===========

                        PRO-DEX, INC. AND SUBSIDIARIES
-------------------------------------------------------------------------------
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                           Quarter ended September 30,
                                                              1995            1994
                                                            ----------     ----------
                                                                          (as restated)
                                                                          -------------
Revenues:
  Net sales                                                 $4,136,636      $1,450,449
  Professional fees                                            636,529         685,388
                                                            ----------      ----------

    Total revenue                                            4,773,165       2,135,837
                                                            ----------      ----------

Cost of sales:
  Cost of goods sold                                         1,595,827         647,700
  Direct expenses related to fee revenue                       559,069         514,833
                                                            ----------      ----------

  Total cost of sales                                        2,154,896       1,162,533
                                                            ----------      ----------

  Gross profit                                               2,618,269         973,304
                                                            ----------      ----------

Operating expenses:
  Selling                                                      757,529         478,893
  Engineering                                                  132,646               -
  General and administrative                                   937,221         421,000
  Amortization expense                                         152,201               -
                                                            ----------      ----------

  Total operating expenses                                   1,979,597         899,893
                                                            ----------      ----------

Operating income                                               638,672          73,411

Nonoperating income (expense)                                 (147,508)         44,490
                                                            ----------      ----------

    Income before taxes                                        491,164         117,901

Income taxes                                                   144,000           5,270
                                                            ----------      ----------

Net income                                                  $  347,164      $  112,631
                                                            ==========      ==========

Net income per share                                        $     0.04      $     0.02
                                                            ==========      ==========

                        PRO-DEX, INC. AND SUBSIDIARIES
-------------------------------------------------------------------------------
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                Quarter ended September 30,
                                                                    1995            1994
                                                                 -----------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                     $   347,164      $ 112,631
  Adjustments to reconcile net income to
    net cash provided by operating activities
      Depreciation and amortization                                  269,383         27,229
      Gain on sale of property and equipment                          (9,984)        (9,984)
  Change in working capital components net of
    effects from purchase of Oregon Micro
    Systems, Inc. and Micro Motors, Inc.
      (Increase) decrease in accounts receivable                    (345,689)      (138,856)
      (Increase) decrease in inventories                            (303,131)        73,974
      (Increase) decrease in prepaid expenses                        420,688        (78,430)
      Increase (decrease) in accounts payable
        and accrued expenses                                         340,606        (23,317)
      Increase (decrease) in deferred revenue                          7,304              -
      Increase (decrease) in income taxes payable                    175,801              -
                                                                 -----------      ---------

    NET CASH PROVIDED BY (USED IN)
      OPERATING ACTIVITIES                                           902,142        (36,753)
                                                                 -----------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                                 (38,804)       (48,155)
  Refund in deposit                                                        -            970
  Purchase of Oregon Micro Systems, Inc. net
    of cash and cash equivalents                                  (4,143,224)             -
  Purchase of Micro Motors, Inc. net of
    cash and cash equivalents                                       (595,576)             -
                                                                 -----------      ---------

    NET CASH FLOWS USED BY INVESTING
      ACTIVITIES                                                  (4,777,604)       (47,185)
                                                                 -----------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net borrowings on revolving credit agreement                       215,077              -
  Proceeds from long-term borrowing                                4,000,000              -
  Principal payments on long-term borrowing                         (138,271)       (21,943)
  Issuance of common stock                                                 -          5,000
                                                                 -----------      ---------

    NET CASH FLOWS PROVIDED BY
      INVESTING ACTIVITIES                                         4,076,806        (16,943)
                                                                 -----------      ---------

INCREASE IN CASH                                                     201,344       (100,881)

CASH, BEGINNING OF PERIOD                                            384,968        657,093
                                                                 -----------      ---------

CASH, END OF PERIOD                                              $   586,312      $ 556,212
                                                                 ===========      =========

                        PRO-DEX, INC. AND SUBSIDIARIES
-------------------------------------------------------------------------------
                CONSOLIDATED STATEMENT OF CASH FLOWS - CONTINUED

                                                 Quarter ended September 30,
                                                      1995          1994
                                                  ----------      --------

SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION
  Cash payments for:
    Interest                                      $  171,500      $ 23,185

ACQUISITION OF OREGON MICRO
SYSTEMS, INC.
  Working capital acquired, net of cash and
    cash equivalents                                1,347,631            -
  Fair value of other assets acquired - patents     2,795,593            -
                                                  -----------
                                                    4,143,224            -

ACQUISITION OF MICRO MOTORS, INC.
  Working capital acquired, net of cash and
    cash equivalents                                1,108,907            -
  Fair value of other assets acquired -
      property and equipment                        2,344,135            -
      goodwill                                      7,244,441            -
  Long-term debt assumed                             (889,407)           -
  Issuance of 3,350,000 shares at $2.75
    per share                                      (9,212,500)           -
                                                  -----------
                                                      595,576            -

                        PRO-DEX, INC. AND SUBSIDIARIES
-------------------------------------------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1995

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 1995 are not necessarily indicative of the results that may be expected for the year ended June 30, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 1995.

NOTE 2 - INCOME PER SHARE

Income per share is based on the weighted average number of common shares outstanding during each year. Shares issuable upon the conversion of preferred stock and stock warrants are not included in the calculation since their inclusion would be anti-dilutive.

NOTE 3 -

On July 26, 1995, the Company acquired for cash all of the outstanding shares of Oregon Micro Systems, Inc., a manufacturer of multi-axis motion control circuit boards. In addition to the OMS stock, the Company acquired two letters patent for the design of multi-axis motion control circuit boards. The total acquisition cost was $6,550,000. The excess of the total acquisition cost over the fair value of the net assets acquired of $2,734,000 was allocated to the patents and is being amortized over seven (7) years by the straight line method.

Also on July 26, 1995, Micro Motors, Inc., a manufacturer of patented miniature pneumatic (air) motors, and dental handpieces was acquired in exchange for 3,350,000 shares of the Company's stock. The amount assigned to the shares of the Company stock was $2.75 per share making the total acquisition price $9,212,500. The excess of the total acquisition cost of Micro Motors, Inc. over the fair value of the net assets acquired of $8,113,063 is being amortized over 20 years by the straight line method.

                        PRO-DEX, INC. AND SUBSIDIARIES
-------------------------------------------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For the three months ended September 30, 1995


NOTE 3 - (Continued)

Both acquisitions have been accounted for as a purchase and the results of operations of Oregon Micro Systems, Inc. and Micro Motors, Inc. since the date of acquisition are included in the consolidated financial statements.

Unaudited pro forma consolidated results of operations for the quarters ended September 30, 1995, and 1994 as though OMS and Micro Motors had been acquired as of July 1, 1994, follow:

                                   1995       1994
                                 ---------  ---------

Sales                            5,567,000  4,795,000
Net Income                         410,000    238,000
 Earnings Per Share                    .05        .03

The above amounts reflect adjustments for amortization of patents and goodwill, additional depreciation on revalued purchased assets, interest expense on acquisition indebtedness, and elimination of non-recurring income and expense items.

Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Total revenues for the quarter ended September 30, 1995 were $4,773,165 as compared to $2,135,837 for the same quarter in the previous year. On July 26, 1995 the Company acquired all the issued and outstanding stock of Oregon Micro Systems, Inc., an Oregon corporation (OMS) from L. Wayne Hunter, the sole shareholder of OMS. In addition the Company acquired from Mr. Hunter related assets identified as two letters patent for the design of Multi-axis, motion control circuit boards. The total purchase price paid for OMS stock and related assets including acquisition costs was approximately $6,550,000. The cost of the OMS stock and related patents was allocated as follows:

          Cash                                $2,450,000
          Accounts receivable                    582,000
          Inventories                            800,000
          Net property and equipment              27,000
          Patents                              2,734,000
          Less: accounts payable                 (43,000)
               Total                          $6,550,000

                        PRO-DEX, INC. AND SUBSIDIARIES
-------------------------------------------------------------------------------

To finance a portion of the acquisition price the Company obtained a five (5) year term loan from FINOVA Capital Corporation for $3,500,000. The interest rate of the loan is prime plus 3 1/2 percent plus an annual 5% profit participation fee calculated on the outstanding loan balance at the beginning of each year. In addition the Company also borrowed $500,000 with interest only payable for two years at a rate of 2% over the prime rate.

Also on July 26, 1995 pursuant to a statutory merger into a wholly owned subsidiary of the Company, the company acquired all of the outstanding stock of Micro Motors, Inc., a California corporation (MMI), by issuing 3,350,000 shares of its stock at $2.75 per share in exchange for all of the outstanding shares of Micro Motors, Inc. MMI manufactures patented miniature pneumatic (air) motors for both industrial and dental applications, as well as a line of dental handpieces. Management believes the acquisition of these two new subsidiaries will provide significant synergistic advantages to the Company's business.

On a pro forma basis revenues for the quarter ended September 30, 1995 were $5,567,000 as compared to $4,795,000 for the same quarter in the previous year, an increase of 16.1%. The Company is also reporting on a pro forma basis profits for the quarter ended September 30, 1995 of $410,000 compared to $238,000 for the same quarter in the previous year.

Actual profits for the quarter ending September 30, 1995 were $347,164 which results in $.04 earnings per share. This compares to $112,631 or $.02 per share for the quarter ended September 30, 1994. Earnings for September 30, 1994 were restated to correct an error in prior year's accounts and reduce the first quarter's earnings by $54,000. The error resulted from the omission of bad debt write-offs and the inclusion of profits in inventories on hand from intercompany purchases.

Liquidity and Capital Resources

The Company's working capital on September 30, 1995 was $4,528,000 (a 1.9:1 ratio), compared to $3,724,470 on September 30, 1994. Since the acquisition of OMS and Micro Motors, Inc. the Company's working capital ratio will change dramatically, since the two acquired companies are predominantly manufacturing operations. The Company was able to increase its bank lines of credit to continue to finance its growth in operations.

                        PRO-DEX, INC. AND SUBSIDIARIES
-------------------------------------------------------------------------------

Part II

     Item 1. Legal Proceedings. There are no reportable legal proceedings commenced or terminated with respect to Registrant during the quarter ending September 30, 1995.

     Item 2. Changes in Securities. There have been no changes in securities of Registrant during the quarter ending September 30, 1995.

     Item 3. Defaults Upon Senior Securities. There have been no defaults upon senior securities of Registrant during the quarter ending September 30, 1995.

     Item 4. Submission of Matters to Vote of Security Holders. No matters have been submitted to vote of security holders during the quarter ending September 30, 1995.

     Item 5. Other Information. The Company has appointed McGladrey & Pullen LLP to serve as the Company's independent certifying accountants for the year ending June 30, 1996. There were no disagreements on any matter of accounting principles or practices or financial statement disclosure with the Company's former independent certifying accountant.

     Item 6. Exhibits and Reports on Form 8-K. A report on Form 8-K dated July 26, 1995 was filed with the Securities and Exchange Commission on August 7, 1995, and the Financial Supplement thereto was filed on October 10, 1995, with Registrant's Form 10-KSB for the year ending June 30, 1995. The Form 8-K reported the following items: (1) the merger of Micro Motors, Inc. with and into the Company's wholly owned subsidiary, Micro Systems Acquisition Corporation;
(2) the acquisition of Oregon Micro Systems, Inc by the Company; and (3) borrowing related to the foregoing acquisition of Oregon Micro Systems, Inc. The report of the Registrant on its Form 8-K dated July 26, 1995, including the Financial Supplement thereto filed with Registrant's Form 10-KSB for the year ending June 30, 1995 is incorporated herein by reference.

                        PRO-DEX, INC. AND SUBSIDIARIES
-------------------------------------------------------------------------------

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 31, 1995             /s/ Kent E. Searl
                                   ---------------------------------
                                   Kent E. Searl, Chairman


Date: October 31, 1995             /s/ George J. Isaac
                                   ---------------------------------
                                   George J. Isaac, Chief Financial Officer