Form 10QSB
period 1995-12-31
PRO DEX INC
filed 1996-01-24
CIK 788920

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                      ------------------------------------

                                  FORM 10-QSB

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 1995.


[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



                       Commission File Number     0-14942

                                PRO-DEX, INC.
         -------------------------------------------------------------
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

     The number of shares of the Registrant's no par value common stock outstanding as of January 22, 1996 was 8,631,300.

                        PRO-DEX, INC. AND SUBSIDIARIES
            ------------------------------------------------------

                   DOCUMENTS INCORPORATED BY REFERENCE: None.

                               Table of Contents
                               -----------------

                                                                                              Page No.
                                                                                            ------------
PART I        Financial Information

  Item 1.     Financial Statements                                                                 2
              Consolidated Balance Sheets                                                          2
              Consolidated Statements of Operations                                                4
              Consolidated Statements of Cash Flow                                                 6
              Notes to Consolidated Financial Statements                                           8

  Item 2.     Management Discussion and Analysis of Financial Condition and Results
              of Operations                                                                        9

SIGNATURES                                                                                        11

EXHIBITS    NONE

                               PAGE 1 of 11 Pages

                        PRO-DEX, INC. AND SUBSIDIARIES
            ------------------------------------------------------

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                              December 31,   June 30,
                                                  1995         1995
                                              ------------  -----------
Current assets:
    Cash                                       $   599,638   $  384,968
    Accounts receivable, net of allowance
         for doubtful accounts of $204,300
         and $173,551                            4,312,382    2,608,701
    Inventories, at cost                         4,127,659      767,893
    Dental supplies, at cost                       478,216      468,216
    Prepaid expenses                               214,825      549,698
                                               -----------   ----------

             Total current assets                9,732,720    4,779,476
                                               -----------   ----------

Property and equipment, at cost:                 7,109,133    2,477,060

    Less accumulated depreciation                4,030,105    1,608,613
                                               -----------   ----------

             Net property and equipment          3,079,028      868,447
                                               -----------   ----------

Other assets:
    Note receivable                                350,000            -
    Intangible assets                           10,985,962       68,791
    Other                                          120,460        6,466
                                               -----------   ----------

             Total other assets                 11,456,422       75,257
                                               -----------   ----------

                                               $24,268,170   $5,723,180
                                               ===========   ==========


                        PRO-DEX, INC. AND SUBSIDIARIES
           ---------------------------------------------------------

                    CONSOLIDATED BALANCE SHEETS - CONTINUED

                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                December 31,     June 30,
                                                    1995           1995
                                                -------------  ------------
Current Liabilities:
  Notes payable                                  $ 1,699,713   $   374,180
  Accounts payable                                 1,005,386       505,586
  Accrued expenses                                 1,322,103       184,745
  Income taxes payable                               257,591        10,064
  Deferred revenue                                   160,195       155,074
  Current portion of long-term debt                  956,000       104,000
                                                 -----------   -----------

       Total current liabilities                   5,400,988     1,333,649
                                                 -----------   -----------

Long-term debt, net of current portion             5,126,000       416,010

Deferred gain                                         19,998        39,966
                                                 -----------   -----------

       Total liabilities                          10,546,986     1,789,625
                                                 -----------   -----------

Shareholders' equity:
  Series A preferred stock, no par value;
     10,000,000 share authorized; 78,129
     shares issued and outstanding                   282,990       282,990
  Common stock, no par value; 50,000,000
     shares authorized; 8,631,300 and
     5,260,300 shares issued and outstanding      14,559,944     5,347,445
  Additional paid in capital                          10,000        10,000
  Accumulated deficit                             (1,131,750)   (1,706,880)
                                                 -----------   -----------

     Total shareholders' equity                   13,721,184     3,933,555
                                                 -----------   -----------

  Total liabilities and shareholders' equity     $24,268,170   $ 5,723,180
                                                 ===========   ===========


                        PRO-DEX, INC. AND SUBSIDIARIES
           ---------------------------------------------------------

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                          Quarter ended December 31,
                                              1995          1994
                                          ---------------------------
Revenues:

  Net sales                                $5,180,969    $1,977,930
  Professional fees                           539,735       542,849
                                           ----------    ----------
       Total revenues                       5,720,704     2,520,779
                                           ----------    ----------
Cost of sales:
  Cost of goods sold                        2,125,336       750,887
  Direct expenses related to fee revenue      457,548       501,705
                                           ----------    ----------
  Total cost of sales                       2,582,884     1,252,592
                                           ----------    ----------
  Gross profit                              3,137,820     1,268,187
                                           ----------    ----------
Operating expenses:
  Selling                                     926,812       594,192
  Engineering                                 111,406        30,822
  General and administrative                1,351,988       492,844
  Amortization expense                        203,301             -
                                           ----------    ----------
  Total operating expenses                  2,593,507     1,117,858
                                           ----------    ----------
Operating income                              544,313       150,329
Nonoperating income (expense)                (231,547)          293
                                           ----------    ----------
  Income before taxes                         312,766       150,622
Income taxes                                   84,800        28,500
                                           ----------    ----------
Net income                                 $  227,966    $  122,122
                                           ==========    ==========
Net income per share                       $     0.03    $     0.02
                                           ==========    ==========


                        PRO-DEX, INC. AND SUBSIDIARIES
           ---------------------------------------------------------

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                          Six Months ended December 31,
                                              1995          1994
                                          ------------------------------
Revenues:
  Net sales                                $ 9,665,567   $3,428,379
  Professional fees                          1,176,264    1,228,237
                                           -----------   ----------
       Total revenues                       10,841,831    4,656,616
                                           -----------   ----------
Cost of sales:
  Cost of good sold                          4,069,125    1,398,587
  Direct expenses related to fee revenue     1,016,617    1,016,538
                                           -----------   ----------
  Total cost of sales                        5,085,742    2,415,125
                                           -----------   ----------
  Gross profit                               5,756,089    2,241,491
                                           -----------   ----------
Operating expenses:
  Selling                                    1,684,341    1,073,085
  Engineering                                  244,052       30,822
  General and administrative                 2,289,209      913,844
  Amortization expense                         355,502            -
                                           -----------   ----------
  Total operating expenses                   4,573,104    2,017,751
                                           -----------   ----------
Operating income                             1,182,985      223,740
Nonoperating income (expense)                 (379,055)      44,783
                                           -----------   ----------
  Income before taxes                          803,930      268,523
Income taxes                                   228,800       54,500
                                           -----------   ----------
Net income                                 $   575,130   $  214,023
                                           ===========   ==========
Net income per share                       $      0.07   $     0.04
                                           ===========   ==========

                        PRO-DEX, INC. AND SUBSIDIARIES
           ---------------------------------------------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOW

                                          Six Months ended December 31,
                                               1995        1994
                                          ----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net income                               $   575,130   $ 214,023
  Adjustments to reconcile net income to
   net cash provided by operating
   activities
       Depreciation and amortization           637,525      64,460
       Gain on sale of property and
        equipment                              (19,968)    (19,968)
  Change in working capital components
   net of effects from purchase of Oregon
   Micro Systems, Inc. and Micro Motors,
   Inc.
       (Increase) decrease in accounts
        receivable                            (301,975)   (507,516)
       (Increase) decrease in
        inventories                           (295,031)     90,288
       (Increase) decrease in accounts
        payable                                338,873     (60,129)
       Increase (decrease) in accounts
        payable and accrued expenses            43,546      63,703
       Increase (decrease) in deferred
        revenue                                  5,121
       Increase (decrease) in income
        taxes payable                          305,330
                                           -----------   ---------
  NET CASH PROVIDED BY (USED IN)
     OPERATING ACTIVITIES                    1,288,551    (155,139)
                                           -----------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment          (110,616)    (82,988)
  Other                                         25,964         970
  Purchase of Oregon Micro Systems,
   Inc. net of cash and cash equivalents    (4,143,224)
  Purchase of Micro Motors, Inc. net of
   cash and cash equivalents                  (595,576)
                                           -----------
  NET CASH FLOWS USED BY INVESTING
     ACTIVITIES                             (4,823,452)    (82,018)
                                           -----------   ---------
  CASH FLOWS FROM FINANCING ACTIVITIES
     Net borrowings on revolving credit
      agreement                                445,098
     Proceeds from long-term borrowing       4,000,000
     Principal payments on long-term
      borrowing                               (345,527)    (44,968)
     Issuance of common stock                                5,000
     Advances - other                         (350,000)
                                           -----------
       NET CASH FLOWS PROVIDED BY
          INVESTING ACTIVITIES               3,749,571     (39,968)
                                           -----------   ---------
INCREASE IN CASH                               214,670    (277,125)

CASH, BEGINNING OF PERIOD                  $   384,968   $ 657,093
                                           -----------   ---------
CASH, END OF PERIOD                        $   599,638   $ 379,968
                                           ===========   =========


                        PRO-DEX, INC. AND SUBSIDIARIES
           ---------------------------------------------------------

                CONSOLIDATED STATEMENTS OF CASH FLOW - CONTINUED

                                          Six Months ended December 31,
                                              1995          1994
                                          -----------------------------
SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION

  Cash payments for
   Interest                                $   438,401    $41,508

ACQUISITION OF OREGON MICRO
SYSTEMS, INC.
  Working capital acquired, net of cash
   and cash equivalents                      1,347,631          -
  Fair value of other assets acquired -
   patents                                   2,795,593          -
                                           -----------   --------
                                             4,143,224
ACQUISITION OF MICRO MOTORS, INC.
  Working capital acquired, net of cash
   and cash equivalents                      1,108,907          -
  Fair value of other assets acquired:
       property and equipment                2,344,135          -
       goodwill                              7,244,441          -
  Long-term debt assumed                      (889,407)         -
  Issuance of 3,350,000 shares at $2.75
   per share                                (9,212,500)         -
                                           -----------   --------
                                           $   595,576

                        PRO-DEX, INC. AND SUBSIDIARIES
           ---------------------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   FOR THE SIX MONTHS ENDED DECEMBER 31, 1995

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended December 31, 1995 are not necessarily indicative of the results that may be expected for the year ended June 30, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on form 10-KSB for the year ended June 30, 1995.

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

Also on July 26, 1995, Micro Motors, Inc., a manufacturer of patented miniature pneumatic (air) motors, and dental handpieces was acquired in exchange for 3,350,000 shares of the Company's stock. The amount assigned to the shares of the Company stock was $2.75 per share making the total acquisition price $9,212,500. The excess of the total acquisition cost of Micro Motors, Inc. over the fair value of the net assets acquired of $7,244,441 is being amortized over 20 years by the straight line method.

Both acquisitions have been accounted for as a purchase and the results of operations of Oregon Micro Systems, Inc. and Micro Motors, Inc. since the date of acquisition are included in the consolidated financial statements.

Unaudited pro forma consolidated results of operations for the six months ended December 31, 1995, and 1994 as though OMS and Micro Motors had been acquired as of July 1, 1994, follow:

                        PRO-DEX, INC. AND SUBSIDIARIES
           ---------------------------------------------------------


                              1995        1994
                           ----------  ----------
Sales                      $11,287,27  $9,750,000
Net Income                 $  669,753  $  435,000
     Earnings Per Share    $      .08  $      .05

The above amounts reflect adjustments for amortization of patents and goodwill, additional depreciation on revalued purchased assets, interest expense on acquisition indebtedness, and elimination of non-recurring income and expense items.

Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Total revenues for the quarter ended December 31, 1995 were $5,720,704 as compared to $2,520,779 for the same quarter in the previous year. Total revenues for the six months ended December 31, 1995 were $10,841,831 as compared to $4,656,616 for the same six months in the previous year. On July 26, 1995 the Company acquired all the issued and outstanding stock of Oregon Micro Systems, Inc., an Oregon corporation (OMS) from L. Wayne Hunter, the sole shareholder of OMS. In addition the Company acquired from Mr. Hunter related assets identified as two letters patent for the design of multi-axis, motion control circuit boards. The total purchase price paid for OMS stock and related assets including acquisition costs was approximately $6,550,000. The cost of the OMS stock and related patents was allocated as follows:

Cash                          $2,450,000
Accounts receivable              582,000
Inventories                      800,000
Net property and equipment        27,000
Patents                        2,734,000
Less: accounts payable           (43,000)
                              ----------
         Total                $6,550,000

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

                        PRO-DEX, INC. AND SUBSIDIARIES
           ---------------------------------------------------------

pneumatic (air) motors for both industrial and dental applications, as well as a line of dental handpieces. Management believes the acquisition of these two new subsidiaries will provide significant synergistic advantages to the Company's business.

On a pro forma basis, revenues for the quarter ended December 31, 1995 were $5,720,704 as compared to $4,950,000 for the same quarter in the previous year, an increase of 15.6%. The Company is also reporting on a pro forma basis profits for the quarter ended December 31, 1995 of $227,966 compared to $197,643 for the same quarter in the previous year.

On a pro forma basis, revenues for the six months ended December 31, 1995 were $11,287,270 as compared to $9,750,000 for the same six months in the previous year, an increase of 15.8%. The Company is also reporting profits on a pro forma basis for the six months ended December 31, 1995 of $669,753 as compared to $435,000 for the same six months in the previous year.

Actual profits for the quarter ending December 31, 1995 were $227,966 which results in $.03 earnings per share. This compares to $122,122 or $.02 per share for the quarter ended December 31, 1994. Earnings for the quarter ended December 31, 1994 were restated to correct an error in prior year's accounts and reduce the quarter's earnings by $98,828. The error resulted from the omission of bad debt write-offs and the inclusion of profits in inventories on hand from intercompany purchases.

Actual profits for the six months ended December 31, 1995 were $575,130, or $.07 per share as compared to $214,023, or $.04 per share for the six months ended December 31, 1994. Earnings for the six months ended December 31, 1994 were restated to correct an error from the prior year reducing earnings by $152,828. The error resulted in the omission of bad debt write-offs and the inclusion of projects in inventories on hand from intercompany purchases.

During the quarter, operations at one of the Company's Dental Centers were suspended for one month due to renovations. Estimated revenues and gross profit lost for the period were $45,000 and $15,000 respectively.

Marketing expenses for the quarter at Micro Motors and Biotrol were high compared to revenue generated as a result of costs incurred to launch new product lines. At Micro Motors, start up marketing expenses for its new line of dental handpieces exceeded sales. The full line of handpieces is expected to be introduced in February, 1996. A delay in the introduction of the product would cause a reduction in the planned increase in revenue expected.

Liquidity and Capital Resources

The Company's working capital on December 31, 1995 was $4,331,732 (a 1.8:1 ratio), compared to $3,745,744 on December 31, 1994. The acquisition of OMS and Micro Motors, Inc. has caused the Company's working capital ratio to change dramatically, since the two acquired companies are predominantly manufacturing operations. The Company was able to increase its bank lines of credit to continue to finance its growth in operations.

                        PRO-DEX, INC. AND SUBSIDIARIES
           ---------------------------------------------------------

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:   January 23, 1996                /s/ Kent E. Searl
                                        --------------------------
                                        Kent E. Searl, Chairman

Date:   January 23, 1996                /s/ George J. Isaac
                                        --------------------------
                                        George J. Isaac, Chief Financial Officer