Form 10QSB
period 1996-03-31
PRO DEX INC
filed 1996-05-02
CIK 788920

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                      ------------------------------------

                                  FORM 10-QSB

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1996.


[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



                       Commission File Number     0-14942

                                PRO-DEX, INC.
           --------------------------------------------------------------
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
                                               --------------

Securities registered under Section 12(b) of the Exchange Act:

                                   Name of each exchange
Title of each class                 on which registered
- -------------------              -------------------------
     None                                  None

Securities registered under Section 12(g) of the Exchange Act:

                       Common Stock, no par value
                       --------------------------
                            (Title of class)

     The number of shares of the Registrant's no par value common stock outstanding as of March 31, 1996 was 8,657,300.

                         PRO-DEX, INC. AND SUBSIDIARIES
- ------------------------------------------------------------------------------
                   DOCUMENTS INCORPORATED BY REFERENCE: None.

                               Table of Contents
                               -----------------

                                                                     Page No.
                                                                     -------

 PART I    Financial Information

  Item 1.  Financial Statements                                          2
           Consolidated Balance Sheets                                   2
           Consolidated Statements of Operations                         4
           Consolidated Statements of Cash Flow                          6
           Notes to Consolidated Financial Statements                    8

  Item 2.  Management Discussion and Analysis of Financial
           Condition and Results of Operations                           9

SIGNATURES                                                              10

EXHIBITS    NONE

                               PAGE 1 of 10 Pages

                         PRO-DEX, INC. AND SUBSIDIARIES
- -------------------------------------------------------------------------------

                          CONSOLIDATED BALANCE SHEETS


                                    ASSETS

                                            March 31,    June 30,
                                              1996         1995
                                           -----------  -----------
Current assets:
  Cash                                     $   653,250   $  384,968
    Accounts receivable, net of allowance
    for doubtful accounts of $219,174
    and $173,551                             5,115,971    2,608,701
  Inventories, at cost                       4,357,051      767,893
  Dental supplies, at cost                     461,242      468,216
  Prepaid expenses                             364,570      549,698
                                           -----------   ----------

    Total current assets                    10,952,084    4,779,476
                                           -----------   ----------

Property and equipment, at cost:             7,203,651    2,477,060

  Less accumulated depreciation              4,168,159    1,608,613
                                           -----------   ----------

    Net property and equipment               3,035,492      868,447
                                           -----------   ----------


Other assets:
  Note receivable                              350,000            -
  Intangible assets                         10,806,919       68,791
  Other                                        120,910        6,466
                                           -----------   ----------

    Total other assets                      11,277,829       75,257
                                           -----------   ----------

Total Assets                                25,265,405   $5,723,180
                                           ===========   ==========

                                       2

                        PRO-DEX, INC. AND SUBSIDIARIES
- --------------------------------------------------------------------------------

                    CONSOLIDATED BALANCE SHEETS - CONTINUED

                     LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                 March 31,      June 30,
                                                                    1996          1995
                                                                ------------  ------------
Current liabilities:
  Notes payable                                                     1,979,669       374,180
  Accounts payable                                                  1,202,335       505,586
  Accrued expenses                                                  1,391,632       184,745
  Income taxes payable                                                480,441        10,064
  Deferred revenue                                                    180,330       155,074
  Current portion of long-term debt                                   907,389       104,000
                                                                  -----------   -----------

       Total current liabilities                                    6,141,796     1,333,649

Long-term debt,  net of current portion                             4,962,946       416,010

Deferred gain                                                                        39,966
                                                                                -----------

       Total liabilities                                           11,104,742     1,789,625
                                                                  -----------   -----------

Shareholders' equity:
  Series A preferred stock, no par value;
    10,000,000 shares authorized;  78,129
    shares issued and outstanding                                     282,990       282,990
  Common stock, no par value;  50,000,000
    shares authorized; 8,657,300 and
    5,260,300 shares issued and outstanding                        14,624,944     5,347,445
  Additional paid in capital                                           10,000        10,000
  Accumulated deficit                                                (757,271)   (1,706,880)
                                                                  -----------   -----------

      Total shareholders' equity                                   14,160,663     3,933,555
                                                                  -----------   -----------

  Total Liabilities and Shareholders' Equity                      $25,265,405   $ 5,723,180
                                                                  ===========   ===========


                         PRO-DEX, INC. AND SUBSIDIARIES
- --------------------------------------------------------------------------------

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                  Quarter ended March 31,
                                                                  1996              1995
                                                                -----------   -----------
Revenues:

   Net sales                                                    $ 5,902,581   $ 1,685,985
   Professional fees                                                587,289       711,866
                                                                -----------   -----------

        Total revenues                                            6,489,870     2,397,851
                                                                -----------   -----------

Cost of sales:

   Cost of goods sold                                             2,378,677       868,112
   Direct expenses related to fee revenue                           454,546       648,409
                                                                -----------   -----------

        Total cost of sales                                       2,833,223     1,516,521
                                                                -----------   -----------

Gross profit                                                      3,656,647       881,330
                                                                -----------   -----------

Operating expenses:
   Selling                                                        1,216,197       478,176
   Engineering                                                      153,924        19,804
   General and administrative                                     1,289,949       355,409
   Amortization expense                                             213,301       __
                                                                -----------   -----------

        Total operating expenses                                  2,873,371       853,389
                                                                -----------   -----------

Operating income                                                    783,276        27,941

Nonoperating income (expense)                                      (194,309)       (4,931)
                                                                -----------   -----------

Income before taxes                                                 588,967        23,010

Income taxes                                                        176,690         1,200
                                                                -----------   -----------

Net income                                                      $   412,277   $    21,810
                                                                ===========   ===========

Net income per share                                                  $0.05         $0.00
                                                                ===========   ===========

                         PRO-DEX, INC. AND SUBSIDIARIES
- --------------------------------------------------------------------------------

                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                               Nine Months ended March 31,
                                                   1996            1995
                                               ------------     ----------
                                                                (Restated)

Revenues:
   Net sales                                    $15,220,185     $5,114,364
   Professional fees                              1,763,554      1,940,103
                                                -----------     ----------

         Total revenues                          16,983,739      7,054,467
                                                -----------     ----------

Cost of sales:
   Cost of good sold                              6,115,376      2,266,699
   Direct expenses related to fee revenue         1,471,163      1,664,947
                                                -----------     ----------

        Total cost of sales                       7,586,539      3,931,646
                                                -----------     ----------

Gross profit                                      9,397,200      3,122,821
                                                -----------     ----------

Operating expenses:
   Selling                                        2,900,883      1,551,261
   Engineering                                      397,976         50,626
   General and administrative                     3,599,159      1,269,253
   Amortization expense                             568,803
                                                -----------     ----------

        Total operating expenses                  7,466,821      2,871,140
                                                -----------     ----------

Operating income                                  1,930,379        251,681

Nonoperating income (expense)                      (573,364)        39,852
                                                -----------     ----------

Income before taxes                               1,357,015        291,533

Income taxes                                        407,104         55,700
                                                -----------     ----------

Net income                                      $   949,911     $  235,833
                                                ===========     ==========

Net income per share                                  $0.11          $0.04
                                                ===========     ==========

                         PRO-DEX, INC. AND SUBSIDIARIES
- --------------------------------------------------------------------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOW

                                                        Nine Months ended March 31,
                                                          1996              1995
                                                     --------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES

   Net income                                              $   949,911       $ 235,833
   Adjustments to reconcile net income to
     net cash provided by operating activities
       Depreciation and amortization                           992,840         132,156
       Gain on sale of property and equipment                  (19,968)        (29,952)
   Change in working capital components net of
     effects from purchase of Oregon Micro
     Systems, Inc. and Micro Motors, Inc.
       (Increase) decrease in accounts receivable           (1,105,564)       (480,636)
       (Increase) decrease in inventories                     (507,449)         13,089
       (Increase) decrease in prepaids                         189,128        (115,464)
       Increase (decrease) in accounts payable
           and accrued expenses                                 310,024         119,361
       Increase (decrease) in deferred revenue                   25,256
       Increase (decrease) in income taxes payabl e             528,180
                                                            -----------      ----------

   NET CASH PROVIDED BY (USED IN)
     OPERATING ACTIVITIES                                    1,362,358        (125,613)
                                                           -----------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment                         (205,134)       (135,314)
   Other                                                       (81,615)            (80)
   Purchase of Oregon Micro Systems, Inc. net
     of cash and cash equivalents                           (4,143,224)
   Purchase of Micro Motors, Inc. net of
     cash and cash equivalents                                (595,576)
                                                           -----------      ----------

   NET CASH FLOWS USED BY INVESTING
     ACTIVITIES                                             (5,025,549)       (135,394)
                                                           -----------       ---------

   CASH FLOWS FROM FINANCING ACTIVITIES
     Net borrowings on revolving credit agreement              725,054
     Proceeds from long-term borrowing                       4,000,000
     Principal payments on long-term borrowing                (508,581)        (67,666)
     Issuance of common stock                                   65,000           5,000
     Advances - other                                         (350,000)
                                                           -----------       ---------

         NET CASH FLOWS PROVIDED BY (USED IN)
         INVESTING ACTIVITIES                                3,931,473         (62,666)
                                                           -----------       ---------

INCREASE  (DECREASE) IN CASH                                   268,282        (323,673)

CASH, BEGINNING OF PERIOD                                  $   384,968       $ 657,093
                                                           -----------       ---------

CASH, END OF PERIOD                                        $   653,250       $ 333,420
                                                           ===========       =========

                         PRO-DEX, INC. AND SUBSIDIARIES
- --------------------------------------------------------------------------------

                CONSOLIDATED STATEMENTS OF CASH FLOW - CONTINUED


                                                        Nine Months ended March 31,
                                                            1996             1995
                                                       --------------    -------------

SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION
   Cash payments for
   Interest                                               $   681,289       69,804

ACQUISITION OF OREGON MICRO
SYSTEMS, INC.
   Working capital acquired, net of cash and
     cash equivalents                                       1,347,631
   Fair value of other assets acquired - patents            2,795,593
                                                          -----------   ----------
                                                            4,143,224

ACQUISITION OF MICRO MOTORS, INC.
   Working capital acquired, net of cash and
     cash equivalents                                       1,108,907
   Fair value of other assets acquired:
     property and equipment                                 2,344,135
     goodwill                                               7,244,441
   Long-term debt assumed                                    (889,407)
   Issuance of 3,350,000 shares at $2.75
     per share                                             (9,212,500)
                                                          -----------   ----------

                                                          $   595,576

                         PRO-DEX, INC. AND SUBSIDIARIES
- --------------------------------------------------------------------------------

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   FOR THE NINE MONTHS ENDED MARCH 31, 1996


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ended June 30, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on form 10-KSB for the year ended June 30, 1995.

NOTE 2 - INCOME PER SHARE

Income per share is based on the weighted average number of common shares outstanding during each year. Shares issuable upon the conversion of preferred stock are not included in the calculation since their inclusion would be anti-dilutive.

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

Unaudited pro forma consolidated results of operations for the nine months ended March 31, 1996, and 1995 as though OMS and Micro Motors had been acquired as of July 1, 1994, follow:

                         PRO-DEX, INC. AND SUBSIDIARIES
- --------------------------------------------------------------------------------


                                 1996              1995
                              -----------       -----------
Sales                         $17,777,140       $15,042,000
Net Income                    $ 1,044,534       $   512,043
  Earnings Per Share          $       .12       $       .06


The above amounts reflect adjustments for amortization of patents and goodwill, additional depreciation on revalued purchased assets, interest expense on acquisition indebtedness, and elimination of non-recurring income and expense items.

Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Total revenues for the quarter ended March 31, 1996 were $6,489,870 as compared to $2,397,851 for the same quarter in the previous year. Total revenues for the nine months ended March 31, 1996 were $16,983,739 as compared to $7,054,467 for the same nine months in the previous year. On July 26, 1995 the Company acquired all the issued and outstanding stock of Oregon Micro Systems, Inc., an Oregon corporation (OMS) from L. Wayne Hunter, the sole shareholder of OMS. In addition the Company acquired from Mr. Hunter related assets identified as two letters patent for the design of multi-axis, motion control circuit boards. The total purchase price paid for OMS stock and related assets including acquisition costs was approximately $6,550,000. The cost of the OMS stock and related patents was allocated as follows:

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

                         PRO-DEX, INC. AND SUBSIDIARIES
- --------------------------------------------------------------------------------

On a pro forma basis, revenues for the nine months ended March 31, 1996 were $17,777,140 as compared to $7,054,467 for the same nine months in the previous year, an increase of 152%. The Company is also reporting profits on a pro forma basis for the nine months ended March 31, 1996 of $1,044,534 as compared to $235,833 for the same nine months in the previous year.

Actual profits for the quarter ending March 31, 1996 were $412,277 which results in $.05 earnings per share. This compares to $21,810 or $.00 per share for the quarter ended March 31, 1995. Earnings for the quarter ended March 31, 1995 were restated to correct an error in prior year's accounts and reduce the quarter's earnings by $76,414. The error resulted from the omission of bad debt write-offs and the inclusion of profits in inventories on hand from intercompany purchases.

Actual profits for the nine months ended March 31, 1996 were $949,911, or $.11 per share as compared to $235,833, or $.04 per share for the nine months ended March 31, 1995. Earnings for the nine months ended March 31, 1995 were restated to correct an error from the prior year reducing earnings by $229,242. The error resulted in the omission of bad debt write-offs and the inclusion of profits in inventories on hand from intercompany purchases.

During the nine months ended March 31, 1996, operations at one of the Company's Dental Centers were suspended for one month due to renovations. Estimated lost revenues and gross profit for the period were $45,000 and $15,000 respectively.

Liquidity and Capital Resources

The Company's working capital on March 31, 1996 was $4,810,288 (a 1.8:1 ratio), compared to $3,924,633 on March 31, 1995. The acquisition of OMS and Micro Motors, Inc. has caused the Company's working capital ratio to change dramatically, since the two acquired companies are predominantly manufacturing operations. The Company was able to increase its bank lines of credit to continue to finance its growth in operations.

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date:  April 30, 1996                      /s/ Kent E. Searl
                                          -----------------------
                                          Kent E. Searl, Chairman



Date:   April 30, 1996                     /s/ George J. Isaac
                                          ------------------------
                                          George J. Isaac,
                                          Chief Financial Officer