Form 10QSB/A
period 1996-03-31
PRO DEX INC
filed 1996-09-05
CIK 788920

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                ---------------

                             FORM 10-QSB [AMENDED]

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1996. [AMENDED]

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                       Commission File Number   0-14942

                                 PRO-DEX, INC.
                 ----------------------------------------------
                 (name of small business issuer in its charter)


            Colorado                                         84-1261240
- -------------------------------                      ------------------------
(State or other jurisdiction of                      (I.R.S. Employer ID No.)
incorporation or organization)

              1401 Walnut St., Ste. 540, Boulder, Colorado 80302
              --------------------------------------------------
                   (Address of principal executive offices)

                  Issuer's telephone number:  (303) 443-6136
                                              --------------

Securities registered under Section 12(b) of the Exchange Act:

                                                           Name of each exchange
                                                           ---------------------
Title of each class                                         on which registered
- -------------------                                        ---------------------
       None                                                         None

Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, no par value
                          --------------------------
                               (Title of class)