Form 10KSB
period 1996-06-30
PRO DEX INC
filed 1996-09-30
CIK 788920

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                            ----------------------

                                  FORM 10-KSB

(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required)

     For the fiscal year ended June 30, 1996

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)

                      Commission File Number     0-14942

                                 PRO-DEX, INC.
             ----------------------------------------------------
                (name of small business issuer in its charter)

        Colorado                                               84-1261240
- -------------------------------                         ------------------------
(State or other jurisdiction of                         (I.R.S. Employer ID No.)
incorporation or organization)

1401 Walnut St., Ste., 540, Boulder, Colorado 80302
- ---------------------------------------------------
(Address of principal executive offices)

Issuer's telephone number  (303) 443-6136
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
                                (Title of class)

     Check whether the issuer (1) has filed all reports required by Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject
to such filing requirements for the past 90 days. Yes   X   No
                                                     ------   ------

                      (Cover page continued on next page)

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     Issuer's revenues for its most recent fiscal year.  $20,833,236

     The aggregate market value of the voting stock held by non-affiliates computed by reference to the average of the bid and asked as of September 20, 1996 was $24,723,397.

     The number of shares of the Registrant's no par value common stock outstanding as of September 20, 1996 was 9,050,783.

     DOCUMENTS INCORPORATED BY REFERENCE: Certain Exhibits, as set forth in the
Exhibit Index. Exhibit index begins on sequentially numbered page 40.

                              PAGE 1 of 44 Pages.

                                      (i)

                                    PART I

Item 1.  Business
         --------

General
- -------

     As of June 30, 1996, Pro-Dex, Inc. (the "Company" or "Registrant") was the parent company of six operating subsidiaries, Biotrol International, Inc. ("Biotrol"), Challenge Products, Inc. ("Challenge"), Pro-Dex Management, Inc. ("PDM"), Micro Motors, Inc. ("Micro"), Oregon Micro Systems, Inc. ("OMS") and Pnu-Light Acquisition Corporation ("Pnu-Light"). Biotrol manufactures and distributes infection control products for the dental industry. Challenge manufactures fluoride and related products for preventive dentistry. PDM is a dental management company, operating five dental centers located in Sears Roebuck, Inc. stores in northern California. Micro, a manufacturer of miniature pneumatic motors, was merged with and into a wholly owned subsidiary of the Company on July 26, 1995. Micro also manufactures and markets a complete line of hand-pieces for the dental industry. On July 26, 1995, the Company also acquired all the outstanding stock of OMS. OMS designs and manufactures multi-axis circuit boards used to control the motion of servo and stepper motors, predominantly for the computer chip manufacturing industry. On May 11, 1996, Pnu-Light acquired substantially all the assets of Pnu-Light Tool Works, Inc., a Missouri corporation ("Pnu-Light Tools"). Pnu-Light Tools had developed a patented pneumatic light system for hand tools to be used in dental, medical and industrial applications.

     On May 25, 1994, the shareholders of the Company's predecessor approved a Plan of Reorganization and Agreement of Merger pursuant to which the Company changed its state of incorporation to Colorado.

Acquisitions During Year Ended June 30, 1996
- --------------------------------------------

     On July 26, 1995 the Company acquired all the issued and outstanding stock of Oregon Micro Systems, Inc., an Oregon corporation ("OMS") from Mr. L. Wayne Hunter, the sole shareholder of OMS. In addition to the OMS stock, the Company also acquired from Mr. Hunter related assets identified as two letters patent for the design of OMS' multi-axis motion control circuit boards. OMS provides the design and manufacture of multi axis circuit boards to control the motion of motors used predominantly in medical testing equipment and computer chip manufacturing machinery. The total purchase price paid for the OMS stock and related assets was approximately $6,700,000, including a post closing adjustment, all of which for accounting purposes has been recorded under the purchase method.

     Mr. Hunter and the Company also entered into a consulting and non-competition agreement pursuant to which, in the aggregate, the Company will pay Mr. Hunter $1,000,000 over five (5) years. Approximately $3,000,000 of the purchase price is allocated by the parties to the patents. The balance of $3,700,000 is allocated to the stock of OMS. The underlying assets and net book value of OMS, not including any intellectual property, was approximately $3,817,000. See "Item 12- Certain Relationships and Related Party Transactions."
            ---

     The Company obtained a five (5) year term loan from Finova Capital Corporation ("Finova") and borrowed $500,000 from Air Techniques, Inc., a Delaware corporation ("Air Techniques") to finance portions of the acquisition price and related acquisition costs. The remaining principal of the acquisition loans from Finova and Air Techniques has since been repaid with proceeds from a loan from Harris Bank and Trust, N.A., which the Company obtained on July 26, 1996. Prior to repayment of such Finova loan, the Company was required to pay interest at prime plus 3 1/2 percent plus an additional annual 5% profit participation fee calculated on the outstanding loan balance at the beginning of each year. Pursuant to the loan agreement with Air Techniques, such lender was issued warrants to acquire an aggregate of 26,000 shares of the Company, exercisable at the loan date market price, with such warrants and underlying shares restricted and legended in accordance with the registration requirements of the federal securities law. Also pursuant to the loan agreement and a guaranty of the Air Techniques loan entered into by Professional Sales Associates, Inc. ("PSA"), that firm was issued warrants to acquire 13,000 restricted shares of the Company's common stock, exercisable at the loan date market price. Three of the Company's directors, including its Chairman, are directors of PSA. See "Item 6 -Management Discussion and Analysis - Liquidity
                   ---
and Capital Resources" and "Item 12 - "Certain Relationships and Related Party Transactions."

     Also on July 26, 1995, Micro Motors, Inc. ("Micro Motors") was merged with and into Micro, which thereafter changed its name to Micro Motors, Inc., pursuant to a Merger Agreement among Micro, Micro Motors, the five Micro Motors shareholders (the "Micro Shareholders") and the Company. In connection with the statutory merger of Micro Motors with and into Micro, the Micro Shareholders were issued 3,350,000 shares of the Company's common stock in exchange for all of their shares of Micro Motors. The price of the Company's stock at the time of the exchange was $2.75 per share, making the initial acquisition cost of
Micro $9,212,500.   For accounting purposes the transaction has been recorded
under the purchase method. On February 29, 1996, the Company's shareholders approved conversion of 26,272 options to acquire Micro Motors shares, granted prior to the merger under the Micro Motors Stock Option Plan, to options to acquire 591,120 shares of the Company's common stock under the Company's 1994 Stock Option Plan. Micro develops and manufactures patented miniature pneumatic motors and dental hand-pieces. Prior to the merger transaction, the former Chairman of Micro Motors, Mr. Ronald G. Coss, entered into an agreement to terminate his long term employment contract with Micro Motors, Inc., for the sum of $677,400 payable over five years, at 11% interest per annum. Also, pursuant to the merger, Mr. Coss executed a non-competition agreement with the Company for consideration in the amount of $1 million over five years, with payment commencing in the sixth year after closing. Mr. Coss now serves as Vice Chairman of the Company. See "Item 12 -Certain Relationships and Related Party
                          ---
Transactions."

     On May 11, 1996, the Company and its newly formed wholly owned subsidiary, Pnu-Light, acquired substantially all the assets of Pnu-Light Tools, including a letter patent relating to pneumatic light mechanisms to be used in conjunction with hand-tools (the "Patent"), from Pnu-Light Tools and Mr. Marty J. Anderson, an individual resident of Missouri ("Anderson"), pursuant to an Asset Purchase Agreement dated May 11, 1996 among the Company, Pnu-Light, Pnu-Light Tools, and Mr. Anderson (the "Asset Purchase Agreement"). The assets of Pnu-Light Tools were acquired by the Company and Pnu-Light subject to specified outstanding liabilities of Pnu-Light Tools. The initial consideration for acquisition of assets of Pnu-Light Tools, including the Patent, was issuance of 368,483 restricted shares of the Company's common stock, valued at $5.63 per share, the market price on the transaction date. Additional consideration for the acquisition of assets is payable by the issuance of additional stock, based upon an interim calculation as of December 31, 1997, and a final calculation as of June 30, 1999. The total purchase price is equal to five (5) times the net after tax earnings of the Pnu-Light Subsidiary for the year ending June 30, 1999, with a minimum total consideration of $4,000,000 giving credit against such minimum for (a) the greater of (i) the fair market value of the Company's stock previously issued as consideration, as of the date issued or (ii) the fair market value of Registrant's stock previously issued as consideration, as of June 30, 1999, (b) Patent related costs subsequent to closing, (c) excess accounts payable, and (d) research and development costs incurred within 120 days of closing. In addition, the Company, at the Company's sole option, may unwind the transaction at any time prior to payment of final consideration as of June 30, 1999, provided that the value of total consideration payable at 5 times net after tax earnings shall not then exceed $4,000,000. The Company has recorded the net assets acquired at the present value of the estimated, adjusted minimum purchase price of $3,070,000 using the purchase method of accounting and reflecting therein additional consideration payable pursuant to the Asset Purchase Agreement. The excess of the total acquisition cost of Pnu-Light Tools over the fair value of the net assets acquired of approximately 1,100,000 is being amortized over a 15 year period by the straight line method.

     Mr. Anderson currently serves as the Director of Development of Pnu-Light under a three year employment agreement, at an annual salary of $60,000. See "Item 12 - Certain Relationships and Related Party Transactions."

     Management believes the acquisition of these three new subsidiaries will provide significant synergistic possibilities to the Company's business.

Products Offered by Biotrol
- ---------------------------

     Biotrol is a dental products distribution company specializing in infection control products and preventive dental products. Biotrol believes that the products offered by it can be used effectively as an operatory infection control system to minimize cross-contamination by potentially infectious organisms in the dental operatory. Biotrol's infection control system includes five categories of products: surface cleaners and disinfectants; immersion cleaners and disinfectants;

a dental vacuum line cleaner/disinfectant; barriers; and a line of preventative dental products manufactured for Biotrol by Challenge under the "Perfect Choice" label. These products include fluoride gels and rinses in addition to prophylaxis pastes and related preventive dentistry products.

     Biotrol has entered into a marketing agreement with Challenge, whereby it markets Challenge's branded products. In the opinion of management, this intercorporate marketing agreement does not undercut Biotrol's ability to enter into other non-exclusive marketing agreements. Over fifty-eight percent (58%) of Biotrol sales are attributable to four customers with whom Biotrol has maintained longstanding relationships. Biotrol has no plans to discontinue these relationships, nor does it believe these customers have any plans to discontinue their relationship with Biotrol. Any material adverse change in the relationship with these four customers may be financially detrimental to Biotrol.

     Biotrol considers its relationships with its various suppliers and manufacturers to be excellent. It does not intend to terminate any relationship at this time, nor does its management believe any relationship will be terminated by a supplier or manufacturer. Biotrol holds no franchises and has no exclusive arrangements with any of its suppliers or manufacturers.

     At the present time, Biotrol is usually able to fill orders within forty eight hours. During the year ended June 30, 1996, Biotrol continued to maintain its record for improved customer service and turn-around time. At June 30, 1996, Biotrol had no order backlog, and had virtually no backlog at June 30, 1995. Biotrol does not typically experience seasonal fluctuations in its orders.

Products Offered by Challenge
- -----------------------------

     Challenge is a manufacturer of products used by dentists for the prevention of dental disease. The majority of its business is the formulation and manufacture of gels, pastes and rinses for in-office and home treatments for the prevention of dental diseases. Its products are sold under the Challenge labels of "Perfect Choice,"(TM) "Dual-X,"(TM) "Dentalite,"(TM) and "Prophy Gems,"(TM) which are marketed under the "Perfect Choice"(TM) label. Challenge products are marketed by Biotrol through the current Biotrol sales force and distributors. In addition, Micro markets a dental hand-piece lubricant produced by Challenge under Challenge's "Micro Mist"(TM) label.

     Fifty-eight percent (58%) of Challenge products are formulated, packaged and sold under private label agreements with other dental manufacturers and distributors. Two such manufacturers/ distributors represent a significant percentage of Challenge's private label sales, however, these relationships are longstanding and Challenge has no plans to discontinue these relationships, nor does it believe that these customers have any plans to discontinue their relationships with Challenge. Any material adverse change in the relationships with either of the two customers representing significant percentages of Challenge's private label sales may be financially detrimental to Challenge.

     Sixty-five percent (65%) of Challenge's revenues are derived from sales to its two largest customers. The largest portion of such revenues, constituting forty percent (40%) of total sales are to Biotrol, under Challenge's marketing agreement with Biotrol. Management considers that the intercompany nature of the relationship with Biotrol affords somewhat greater security of continuity of relationship than could ordinarily be expected. Nevertheless, if any material adverse change were to occur in Challenge's volume of business with either of its two largest customers, such change may be financially detrimental to Challenge.

     Challenge usually fills orders for its branded "Perfect Choice"(TM) and "Prophy Gem"(TM) products within forty-eight hours and carries little backlog, enabling it to provide a level of customer service which enhances marketing of the products. Unlike the branded products, private label customers usually anticipate a 30 to 60 day lead time for the delivery of products to them. As of June 30, 1996, Challenge had a backlog of $88,000, the largest proportion of which related to timing of orders for private label products not due for immediate shipment. At June 30, 1995, Challenge had a backlog of $160,000. Challenge does not typically experience seasonal fluctuations in its orders, and expects to fill all its orders during the current fiscal year.

PDM - Dental Center Operations
- ------------------------------

     Dental services in each PDM center are provided by independent dentists who contract with PDM to operate in the facilities, using PDM management services. PDM management services include the establishment of business procedures and the development and implementation of promotional activities. PDM equips and staffs its dental offices to facilitate the practice of general and orthodontic dentistry for children and adults. PDM receives a management fee for providing facilities, personnel and services to the dentists. Dentists develop and direct all patient treatment plans and exercise control over all dental services performed in the office. In accordance with the California professional requirements, all dentists in PDM centers are licensed to practice dentistry in California.

     Each dentist in the dental centers establishes the fee for services rendered in his office in consultation with PDM. Upon development of the treatment plan by the dentist, PDM and the patient enter into a contract for payment. PDM bears responsibility for collection of the contract amount. PDM bears the risk of non-collection of fees. PDM, after an intensive review of its accounts receivable, reduced earnings by providing for a charge for doubtful PDM accounts of $352,000 for the year ended June 30, 1995. During the year ended June 30, 1996, PDM's further review of its accounts receivable performance required it to reduce earnings by providing for a charge for doubtful PDM accounts of $204,000 for such year. PDM now requires payment at the time services are rendered for all new non-orthodontic dental cases, where payment responsibility is not expected to be discharged by a third party payor.

     Denti-Cal and Third Party Payors.  PDM is an authorized provider for, and
     --------------------------------
significant revenues are derived from, California State Welfare Program (Denti-
Cal).  Denti-Cal is a program
administered by the California Department of Health Services which provides subsidized dental care to low income California residents. Provider dentists are required to comply with applicable state and federal regulations, are inspected by the State of California Department of Health Services, and must agree to accept the assignment of Denti-Cal payments. PDM has been involved with Denti-Cal since 1980. Any material adverse alteration of the relationship between PDM and Denti-Cal would be financially detrimental to the Company.

     PDM - Relationship with Sears.  PDM has leased offices from Sears Roebuck
     -----------------------------
and Co. ("Sears") stores since 1978, affording increased visibility to a large number of Sears customers. PDM management has successfully negotiated lease renewals in the past and believes there is no reason why the leases would not be renewed. Nevertheless, the Company is unable to predict the future of its relationship with Sears, noting that most of the Company's site leases from Sears are up for termination or renewal prior to June 30, 1997. See "Business -
                                                                 ---
Properties."

     PDM - Liability Exposure for Dental Services.  Provision of dental services
     --------------------------------------------
necessarily exposes PDM to risk of litigation arising from treatment received in its dental care offices. The Company and Sears require that services rendered by dentists in PDM offices are within the covered risks of professional liability insurance naming PDM and Sears as co-insured. Such insurance must provide coverage of at least $1,000,000 per individual claim and $1,000,000 per year for all claims. To the extent insurance may in any case prove insufficient or the insurance company is relieved of its obligations to cover the loss, PDM and the Company may bear substantial costs associated with such litigation, including the amount of any settlement and/or judgment. Although PDM management believes that its required minimum policy limits are satisfactory, there can be no assurance that the insurance proceeds, if any, will cover the full extent of loss, resulting from patient claims, if any. Neither the Company nor its PDM subsidiary directly maintain such professional liability insurance.

     Company Plans Regarding PDM.  The Company's Board of Directors recently
     ---------------------------
began considering various alternatives regarding PDM's future, including restructuring of the business, continued operations under present parameters, expansion of operations, and sale of the business. Most of the PDM site leases with Sears are up for renewal or termination prior to June 30, 1997. After consideration of the Company's future and PDM's compatability with other subsidiaries, the Board of Directors decided to exit this line of business. Accordingly, the Company's financial statements present the subsidiary as a "discontinued operation." Recently, the Board of Directors received a written proposal from a possible purchaser regarding acquisition of the PDM business, which the Board of Directors was unable to accept without significant modifications. Negotiations remain open, but the Company's Board of Directors is unable to predict whether such negotiations will result in any agreement to dispose the PDM business. Due to the sensitive nature of ongoing negotiations for which no letter of intent has been adopted, the Company is unable to disclose the possible price or other material terms for the proposed transaction, however, the Company believes it will be able to liquidate its holdings in PDM at no loss to the Company. Any proposal acceptable to the Company must provide for an appropriate transition of personnel and independent contractor professionals. The Board of Directors stresses that the ongoing negotiations are very preliminary and may result in no agreement. Further, while the Board of Directors would only agree to a transaction it believed to be in the Company's best interest. See "Management Discussion and Analysis - Results
                             ---
of Operations - Forward Looking Statements."

Products Offered By Micro Motors.
- --------------------------------

     Micro manufactures miniature pneumatic motors used in dental, medical and industrial devices. In addition, Micro manufactures and distributes a complete line of dental hand-pieces for the dentist and hygienist. Micro's industrial products are sold directly to original equipment manufacturers. The branded hand-piece line is sold to dental distributors, who in turn market directly to
the dentist.   Micro products are sold under the trademarks "Dynatorq,"(TM)
"Dynapro,"(TM) "Dynalite,"(TM) "Dynasurg,"(TM) and "Micro Handpiece."(TM)

     Forty-eight percent (48%) of Micro sales in the year ended June 30, 1996 were accounted for by sales of its dental hand-pieces. Private label and branded hand-pieces are sold to original equipment manufacturers and under an exclusive marketing agreement by Professional Sales Associates, Inc. ("PSA"), a firm for which three of the Company's directors are directors. See "Item 12 - Certain
                                                      ---
Relationships and Related Party Transactions." In February 1996, the Company introduced two products, (1) a new high-speed non-fiber optic handpiece and (2) a new high-speed fiber optic handpiece. The Company is confident that this extension of Micro's full line of dental hand-pieces positions Micro to serve the full breadth of needs in its primary market.

     Approximately eighteen percent (18%) of Micro sales in the year ended June 30, 1996 consisted of sales of miniature pneumatic motors for industrial use. Such motors are marketed directly to manufacturers, by Micro's internal sales force.

     At the present time, Micro is usually able to fill orders within sixty (60) days. At June 30, 1996, Micro had a backlog of orders of approximately $97,920, which it believed to be firm. At June 30, 1996 Micro had open orders of approximately $1.9 million, including such backlog, as compared to open orders of approximately $1.4 million at June 30, 1995. Micro expects to fill all of its backlog of orders during the current fiscal year. Micro does not typically experience seasonal fluctuations in its orders.

     Joint Development with Pnu-Light.  During the year ended June 30, 1996,
     --------------------------------
Micro undertook efforts to assist Pnu-Light in the development of a production prototype of its pneumatic light for incorporation into dental hand-pieces and other hand-tools, and began manufacture of such tools for the commercial market. Since the Company's acquisition of Pnu-Light assets on May 11, 1996, greater Micro resources have been devoted to development of the Pnu-Light products, pursuant to intercompany arrangements which do not result in an immediate return to Micro. Management considers the Pnu-Light development work to be an investment of resources which may result in useful products with a reasonable return for both Pnu-Light and Micro in the future. See "Management Discussion
                                                   ---
and Analysis-Results of Operations-Forward Looking Statements."

Products Offered by OMS
- -----------------------

     OMS designs and manufactures multi-axis circuit boards to control the motion of motors used predominantly in medical testing equipment and computer chip manufacturing machinery. During the year ended June 30, 1996, OMS achieved sales of $5,312,648, as compared to pro forma sales of $3,650,000 for the year ended June 30, 1995. The comparison sales figures for OMS in the prior period do not include amounts relating to a pre-acquisition license between OMS, Hunter and Abbott Laboratories, for which no revenue will flow to the Company. Management attributes the increase in fiscal year 1996 sales for OMS primarily to a substantial marketing effort undertaken by new management after acquisition of OMS, as well as robust sales in the first half of the fiscal year as a result of positive cyclical factors in the computer chip manufacturing industry which utilizes OMS' products.

     OMS markets its multi-axis circuit boards through nine outside sales representatives, seven of whom are under exclusive relationships. For the present, OMS's products are profitably marketed at prices which compare favorably with any alternative products. As in any high-technology area, it is important for OMS to continue development efforts to achieve continued market acceptance. In this connection, OMS has benefited from consulting services provided in the year ended June 30, 1996 by Mr. Hunter, the former sole shareholder of OMS. Mr. Hunter's consulting agreement provides that the hours required to be committed to consulting services for the benefit of OMS reduce in the year ending June 30, 1997. See "Item 12-Certain Relationships and Related
                                ---
Party Transactions." Mr. Hunter continues to assist OMS and the Company is confident that the product development group in place at OMS will continue to enable OMS to compete effectively.

     OMS' two largest customers account for twenty- nine percent (29%) of its sales, with the largest of such customers accounting for twenty-one percent (21%) of sales. These relationships are well-established , OMS has no plans to discontinue the relationships, and has no reason to believe that these customers have any plans to discontinue their relationships with OMS. Nevertheless, any material adverse change in the relationships with any customer representing significant percentages of OMS sales may be financially detrimental to OMS.

     At the present time, OMS is usually able to fill its orders within twenty-four hours. At June 30, 1996, OMS' backlog was $633,823, as compared to $817,200 as of June 30, 1995. OMS does not typically experience seasonal fluctuations in its orders, although there are fluctuations in demand resulting from cyclical activity in the industries it serves.

Pnu-Light Products
- ------------------

     Pnu-Light products include a patented pneumatic light suitable for incorporation in hand tools. During the year ended June 30, 1996, the products had very limited sales. Pnu-Light, under development arrangements with Micro, continues to devote substantial effort to further development of its principal product. Pnu-Light products are marketed by Micro's internal sales force, under an intercompany marketing arrangement.

Employees
- ---------

     At June 30, 1996, the Company had approximately 191 full and part-time employees (excluding independent contractors). At that time, 3 full-time employees were assigned to corporate headquarters and devoted substantially all of their time to the operations of the Company. In addition, 2 Company employees were located at the Company's facility in Santa Ana, California devoted substantially all their time to the Company operations as the parent corporation. Approximately 21 persons were employed by Challenge, including 4 persons assigned to Pnu-Light research operations located in Ozark, Missouri. Approximately 26 persons were employed by Biotrol, not including 2 of the full-time employees assigned to corporate headquarters. Approximately 28 employees provided dental-related or clerical services in PDM dental centers, not including dentists who are independent contractors not in the employ of PDM or the Company. Micro employed 96 individuals as of June 30, 1996, excluding personnel located in the Micro facility who were employed as Company personnel. OMS employed 15 individuals. Pnu-Light had no employees as of June 30, 1996, but its operations include 4 individuals employed by Challenge, whose offices are located in the Pnu-Light facility at Ozark, Missouri.

     Employees of the Company have not entered into any collective bargaining agreements with the Company. The Company considers its relations with its employees to be good.

Employee Retirement Plan
- ------------------------

     Effective January 1, 1996, the previously "frozen" employee retirement plan which had been in place at Micro prior to acquisition by the Company (the "Micro Plan") was expanded to become the Pro-Dex, Inc. 401(k) Employee Retirement Plan (the "401(k) Plan" or the "Plan"). The 401(k) Plan was adopted by the Company for the benefit of employees of the Company and all six subsidiaries. Amounts in the former retirement plan allocated or accounted for as being for the benefit of any employee have been preserved in such employee's account under the 401(k) Plan. The OMS plan was frozen at the time of the acquisition and subsequently merged into the Micro Plan. For purposes of compliance with the Employee Retirement Income Security Act of 1974 ("ERISA"), the Company is the Plan Administrator for the 401(k) Plan, and uses Massachusetts Mutual Insurance to assist it in administering the Plan. All employee contributions to the Plan vest upon contribution. Company contributions to the Plan vest in accordance with a six year schedule from the date a participant is first employed by the Company or any of its subsidiaries. During the year ended June 30, 1996, the Company's contribution with respect to the 401(k) Plan was set at $36,232, a portion of which will have been actually paid in following year end, in accordance with ERISA standards. The terms of the Company's 401(k) Plan require the Company to make a Plan contribution, on a matching basis, of 25% of employee contributions, on an annual basis. The Company currently anticipates that approximately $90,000 may be contributed to the Plan for the year ending June 30, 1997.

     In 1973, Micro established an Employee Stock Ownership Plan (ESOP) whose shares in Micro Motors, upon merger of Micro Motors with and into Micro were exchanged for restricted shares of the Company's common stock. No contributions were made to the ESOP in the year ended June 30, 1996. On July 26, 1996 the ESOP became eligible to exercise certain demand and concurrent registration rights with respect to the ESOP's shares in the Company. Demand registration rights will expire if not exercised prior to July 26, 1997 and concurrent registrative rights expire July 26, 2000. The value of the Company's stock owned by the ESOP on June 30, 1996 was approximately $4,399,200 based upon the average of the bid and asked price of the Company's common stock.

Government Regulations
- ----------------------

     The manufacture and distribution of dental products, such as the Micro dental handpieces, the infection control products marketed by Biotrol, the dental prophylaxis products manufactured by Challenge and the provision of dental services by PDM, all must be considered to be heavily regulated businesses. A number of state and federal regulatory bodies, including state dental boards, the Environmental Protection Agency ("EPA"), and the Food and Drug Administration ("FDA") have substantial authority to regulate the Company's businesses. The statutes, regulations, administrative orders, and advisories which affect the Company's businesses are extremely complex and subject to diverse, often conflicting, interpretations. While the Company's management and management of each of the Company's operating subsidiaries make every effort to maintain full compliance with all applicable laws and regulations, the Company is unable to eliminate an ongoing risk that one or more of its activities may at some point be determined to have been non-compliant. The penalties of non-compliance could range from an administrative warning to termination of a portion of the Company's business. Further, even if the Company is subsequently determined to have fully complied with applicable law or regulation, its costs in achieving such a determination and intervening loss of business could adversely affect or even terminate a portion of the Company's business.
Further, a change in regulations at any time may have an adverse effect on the Company's operations. Notwithstanding the risks inherent in the Company's business sectors, management believes that each of the Company's subsidiaries has deservedly enjoyed a good reputation for compliance with applicable regulations.

     Several of Biotrol's products fall under the Environmental Protection Agency's (EPA) jurisdiction and are registered with the EPA. The Food and Drug Administration (FDA) has jurisdiction over Biotrol products that are considered medical devices or drugs. Both EPA and FDA have broad enforcement power to recall and prohibit the sale of noncomplying products. As is common in the industry, certain of Biotrol's products and processes have been periodically the subject of routine reviews and investigations by the EPA and FDA. Although certain products have been subject to action by the EPA in the past, those actions were resolved to the satisfaction of Biotrol's management, and without recall or other interference with the operations of Biotrol. While the Company's management is confident that Biotrol products and processes fully comply with all applicable law and regulations, the Company is unable to predict the future outcome of any such investigation or review, pending its completion. Management believes that Biotrol follows Current Good Manufacturing Practices
(CGMP).

     The Food and Drug Administration (FDA) has jurisdiction over Challenge products that are considered medical devices or drugs. As noted above, the FDA has broad enforcement power to recall and prohibit the sale of noncomplying products. No claim has been made to date by FDA against Challenge or any of its products or processes. Nevertheless, as is common in the industry, certain of Challenge products and processes have been the subject of routine reviews and investigations. While the Company's management is confident that Challenge products and processes fully comply with applicable law and regulations, the Company is unable to predict the outcome of any such investigation or review, pending its completion. Management believes that Challenge follows Current Good Manufacturing Practices (CGMP).

     The practice of dentistry is regulated by statutes, rules and regulations in each state, and is typically regulated by a state dental board. Generally, no one other than a licensed dentist admitted to practice in a state may provide professional dental services. The business of providing and managing dental offices in the manner engaged in by PDM is still somewhat innovative. PDM management is unable to assess the risk that a regulatory authority may assert that the conduct of PDM's business constitutes the unlawful practice of dentistry or that it results in unlawful fee splitting. PDM seeks to assure compliance by facilitating, but not engaging in, the practice of dentistry.
Only dentists licensed to practice dentistry in the State of California direct patient treatment. Although PDM believes that its operations are in compliance with applicable law, there is no assurance that an adverse determination by regulatory or judicial authorities might not occur. Such adverse determination, if any, could substantially impede or even prevent the continuation of PDM's business.

     Micro's dental hand-pieces are not currently regulated by the FDA as medical devices. There continues to be internal review within the FDA regarding the scope of the agency's authority to regulate dental equipment such as Micro's hand-pieces. Should the FDA develop regulations governing Micro's products, Micro intends to comply fully with all applicable law and regulations. Micro's processes involve certain materials subject to regulation by the EPA, and Micro management believes that it has taken all required measures to comply with regulations regarding handling and disposition of such materials. Management believes that Micro follows Current Good Manufacturing Practices (CGMP).

     Management believes that the processes, materials and products of OMS' business in the manufacture and distribution of multi-axis circuit boards is conducted in a manner consistent with EPA regulations governing disposition of industrial waste materials. Although the semi-conductor and computer chip industries are significantly impacted by the EPA regulations applicable to the processes and materials used in production of computer chips and computer chip components, OMS management has undertaken measures where possible to reduce OMS' exposure to risk of non-compliance. Most significantly, OMS acquires pre-manufactured computer chips as platforms upon which to place OMS technology. While the Company's management is confident that OMS products and processes fully comply with applicable law and regulations, the Company is unable to predict the outcome of any investigation or review which may in the future be undertaken respecting OMS or is products or processes. Management believes that OMS follows Current Good Manufacturing Processes (CGMP).

Patents, Trademarks and Licensing Agreements
- --------------------------------------------

     The Company currently holds letters patent relating to the multi-axis motion control circuit boards manufactured by OMS. In addition, Micro holds letters patent relating to its miniature pneumatic motors products. Further, the Company also holds letters patent relating to the pneumatic light for incorporation into hand-tools acquired in the Pnu-Light asset acquisition, subject to the seller's rights in the event the Company elects to unwind the transaction. The Company has conducted limited review of the letters patent acquired in connection with the OMS, Micro and Pnu-Light acquisitions, and believes that the use of such letters patent is neither infringed upon by any third party nor infringes on any prior art of any third party. Notwithstanding the limited review of letters patent relating to the Micro, OMS and Pnu-Light businesses, the Company is unable to assess the validity, scope or defensibility of the foregoing letters patent. Any challenge to or claim of infringement relating to the Company's letters patent could adversely affect the Company's Micro, OMS and Pnu-Light operations.

     Prior to the Company's acquisition of OMS, OMS and its founder entered into a world-wide, fully paid limited use license of certain letters patent with Abbott Laboratories. The founder of OMS has agreed to indemnify the Company for any further duties to be performed in connection with the license to Abbott Laboratories, which are the obligation of such individual as sole recipient of related royalties.

     The Company's Micro subsidiary has certain trademarks relating to its miniature pneumatic motors products, including "Dynatorq,"(TM) "Dynapro"(TM) "Dynalite,"(TM) "Dynasurg,"(TM) and "Micro Handpiece"(TM). Challenge Products Inc.'s products are sold under the tradename "Dentalite"(TM) in both the United States and Canada. In addition, Challenge offers its new line of preventative dental products under its "Perfect Choice"(TM) tradename. Challenge also markets its new "Prophy Gems"(TM) dental prophylaxis product under its "Perfect Choice"(TM) trademark, in both the United States and Canada. Micro also markets a dental handpiece lubricant produced by Challenge under Challenge's "Micro Mist"(TM) trade name. The Pnu-Light pneumatic light is marketed under the trade name, "Pnu-Light."(TM)

     Except as noted, the Company has not entered into any licensing or franchising agreements and has no present plans to do so.

Item 2.   Properties
          ----------

     The Company's offices are located at 1401 Walnut Street, Suite 540, Boulder, Colorado 80302. The Company leases its headquarters offices for $1,883 per month, on a month to month basis, under a sub-lease from Professional Sales Associates, Inc., a dental equipment marketing firm for which three of the Company's directors are also directors and two of such directors are also shareholders. The per square foot cost of the Company's spaces under its sub-lease equals the per square foot cost of the master lease, and the Company's sub-lease is subject to the terms of the master lease. The master lease under which the Company is sub-lessee expires January 31, 2000. The Company's sub-tenancy has been ratified by a disinterested majority of the Board of Directors, which does not feel that the Company's operations would be unduly inconvenienced were the Company required to relocate its three headquarters employees.
Although the Board of Directors believes that the monthly rental for its Boulder office facility is comparable to rents charged for comparable properties in the market area, the terms of such lease may not be the same as might have been negotiated with a third party in an arms' length transaction.

     Biotrol's office, assemblage and warehouse facility is located at 650 South Taylor, Louisville, Colorado 80027. Biotrol leases 15,005 square feet from an organization which is not affiliated with Biotrol. Biotrol's lease expires March 31, 1999. Biotrol currently pays monthly rental of $6,877, which will escalate to $8,365 per month during the final year of the lease term. Biotrol is also responsible for its proportionate share of common expenses.

     Challenge owns an office and manufacturing facility located at 1100 Bluff Drive, Osage Beach, Missouri 65065. The office and manufacturing facility is approximately 14,000 square feet on 1.2 acres of land. In addition, Challenge has 8.8 acres of undeveloped land adjacent to the manufacturing facility.

     Micro's office and manufacturing facility is located at 151 E. Columbine, Santa Ana, California 92707. Micro leases the facility under a previously existing lease from Mr. Ronald G. Coss, currently a director of the Company, at a monthly rental of $27,383. The Company's management believes that the monthly rental is comparable to rents charged for comparable properties in the market area, but the terms of the lease may not be the same as might have been negotiated with a third party in an arms' length transaction. The property upon which the Micro plant is located contains ground water monitoring devices in order to comply with applicable California and EPA regulations relating to activities of a prior owner of the property. Such monitoring activity has not to date indicated a requirement for remedial action. Micro and the Company require full compliance by the lessor with applicable California and EPA standards. See "Item 12 - Certain Relationships and Related Party
            ---
Transactions."

     OMS' offices and manufacturing facilities are located at 1800 N.W. 169th Place, Suite C100, Beaverton, Oregon 07005. OMS leases the facility from an unrelated third party, at a monthly lease rate of $5,818, with the lease to terminate on May 31, 1999.

     Pnu-Light's facility for its development operation is located at 3031-1 N.10th Street, Ozark, Missouri 67521. Pnu-Light leases such facility from an unrelated third party, on a month to month lease, at a monthly lease rate of $400. Management believes that Pnu-Light operations would not be unduly inconvenienced were Pnu-Light required to relocate its development operation.
In addition, Pnu-Light is a subtenant of Micro for certain production facilities located at 151 E. Columbine, Santa Ana, California 92707. Pnu-Light's monthly rental for its California production facilities is $2,763. Pnu-Light's cost per square foot is equal to Micro's cost per square foot under the master lease for the entire Micro facility. Currently, Micro is accruing rent not paid by Pnu-Light in respect of this sub-lease as an intercorporate obligation.

     PDM's administrative office is located at 9197 Greenback Lane, Suite G, Orangevale, California 95662. The five dental centers of Pro-Dex are all located in Sears stores and leased from Sears. There is no affiliation between the management of PDM or the Company and the management of Sears. Sears provides PDM with unfinished space, which PDM finishes and furnishes as a dental office. Sears takes title to all leasehold improvements at the conclusion of the lease. PDM leases equipment from an affiliate. See Item 13.

     PDM leases for dental care offices in Sears premises are as follows:

Date
Opened    Office, Location, Size and Term
- ------    -------------------------------

1979      Arden Fair Shopping Center, 1601 Arden Way, Sacramento, CA. 1,762
          -----------------------------------------------------------
          square feet. Lease currently requires monthly payments of $5,090 per month, gradually increasing to $5,612 in the final lease year. Lease term commenced March 1989 and ends March 31, 1999.

1979      Florin Mall, 5901 Florin Road, Sacramento, CA. 1,034 square feet.
          ---------------------------------------------
          Lease currently requires monthly payments of $3,236 per month. Lease term commenced March 2, 1988 and ends June 30, 1997.


1984      Sun Valley Shopping Center, 1001 Willow Pass Road, Concord, CA. 1,709
          --------------------------------------------------------------
          square feet. Lease currently requires monthly payments of of $3,675 per month. Lease term commenced December 1, 1984 and ends April 30, 1997.

1979      Sunrise Mall, 5900 Sunrise Mall, Citrus Heights, CA. 4,900 square
          ---------------------------------------------------
          feet. Lease currently requires monthly payments of $6,817 per month. Lease term commenced March 2, 1988 and ends June 30, 1997.

1987      Santa Rosa Mall, 100 Santa Rosa Plaza, Santa Rosa, CA. 1,634 square
          -----------------------------------------------------
          feet. Lease requires monthly payments of $3,434 per month. Lease term commenced November 24, 1986 and ends February 8, 1997.

Item 3.   Legal Proceedings
          -----------------

     No material legal proceedings are presently pending by or against the Company.

Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

     During the year ended June 30, 1996, five proposals were submitted to the vote of security holders at the Company's annual meeting, held in Boulder, Colorado on February 27, 1996. The Company's Transfer Agent served as Inspector of Elections and reported that the holders of 7,688,044 shares, comprising 89.5% of the Company's Common Stock voted either by proxy or in person at the meeting. The shareholders of the Corporation approved the following matters, each of which was described in further detail in the proxy materials filed with the Securities and Exchange Commission and transmitted prior to the meeting to the shareholders of record as of the record date:

     Proposal 1.  To convert options to acquire shares in the Company's Micro
     ----------
subsidiary to options to acquire shares of the Company's common stock under the 1994 Stock Option Plan, pursuant to the Merger Agreement whereby Micro Motors. Inc. was on July 26, 1996 merged with and into Micro, with 5,872,782 votes in favor, 52,550 opposed, and 14,200 abstaining. See "Item 10 - Executive
                                               ---
Compensation."

     Proposal 2.  To increase the number of shares authorized in the Company's
     ----------
1994 Stock Option Plan, by adding authority to grant options to acquire 1 million shares of Common Stock to such Plan, thereupon totaling 1.5 million shares allocable to future grants and exercise of previously granted options under such Plan, with 5,859,678 votes in favor, 93,813 opposed, and 10,570 abstaining. See "Item 10 - Executive Compensation."
                                        ---

     Proposal 3.    To increase the number of shares authorized in the Company's
     ----------
Directors' Stock Option Plan, by adding authority to grant options to acquire 300,000 shares to such Plan, thereupon totaling 500,000 shares allocable to future grants and exercise of previously granted options under such Plan, with 6,014,895 votes in favor, 100,458 against, and 13,500 abstaining. See "Item 10 -
                                                                  ---
Executive Compensation - Compensation to Directors."

     Proposal 4.    To elect To elect Kent E. Searl (with 7,677,423 votes),
     ----------
Ronald G. Coss (with 7,558,428 votes), Charles E. Strait (with 7,559,018 votes) and George J. Isaac (with 7,555,872 votes), as members of the Company's Board of Directors. See "Item 9 - Management," for biographical information.
            ---

     Proposal 5.    To ratify selection of McGladrey & Pullen, LLP as the
     ----------
independent certifying accountants of the Company's financial statements for the year ending June 30, 1996, with 7,673,928 in favor, 1,098 opposed, and 11,018 abstaining. See "Item 8 - Changes in Accountants."
             ---

                                    PART II

Item 5.   Market for Registrant's Common Stock and Related Stockholder Matters
          --------------------------------------------------------------------

     The Company's Common Stock is quoted on the NASDAQ, Inc. SmallCap Market/TM/ under the symbol "PDEX". The range of high and low bid quotations for each quarterly period during the last two fiscal years of the Company as furnished by NASDAQ is as follows:


     Fiscal Year                        High Bid           Low Bid
     -----------                        --------           -------
     1995
          First Quarter                 $2 13/16           $1 7/8
          Second Quarter                 2 9/16             2
          Third Quarter                  3                  2
          Fourth Quarter                 2 7/8              2 11/32

     1996
          First Quarter                 $3 1/16            $2 1/4
          Second Quarter                 3 5/8              2 1/8
          Third Quarter                  4 9/16             3 1/16
          Fourth Quarter                 6                  3 3/4

     On September 20, 1996, the last sale price of the Common Stock as reported by NASDAQ was $3.81 per share. The last sale price reported on NASDAQ on June 30, 1996 was $4.17 per share.

     The above quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

     At June 30, 1996, the approximate number of holders of record of the Company's Common Stock was 416. This number does not include beneficial owners who hold their shares in a depository trust in "street" name.

     The Company has not paid any cash dividends on its Common Stock and has no current plan to pay cash dividends on its Common Stock. Payment of dividends in the future is dependent upon the financial condition, capital requirements and earnings of the Company and such other factors as the Board of Directors may deem relevant. It is not anticipated that dividends will be paid in the near future.

Item 6.   Management's Discussion and Analysis
          ------------------------------------

Selected Financial Data
- -----------------------

     The selected financial information presented below is qualified in its entirety by, and should be read in conjunction with the Company's financial statements and notes thereto.

                (All amounts in thousands except per share data)

                                           Year ended June 30,

                                  1996            1995            1995
                                               (Proforma)
Statement of Income
  Data (1)(2)(3)

     Net sales                $ 20,833        $ 17,500         $ 6,403

     Cost of sales               8,420           7,555           2,649
                              --------        --------         -------

     Gross profit               12,413           9,945           3,754

     Operating expenses          9,889           8,803           3,279
                              --------        --------         -------

     Net operating income        2,524           1,142             475

     Other income (expense)       (980)           (507)             (3)

     Income taxes                  338             161              90
                              --------        --------         -------

     Income from continuing
       operations                1,206             474             382

     Loss from discontinued
       operation                   (31)           (107)           (107)
                              --------        --------         -------

     Net income               $  1,175        $    367         $   275

____________________
(1)  Includes transactions and balances of Micro Motors, Inc. (acquired July 26,
     1995) and Oregon Micro Systems, Inc. (acquired July 26, 1996), for the applicable periods subsequent to such acquisitions. See "Item 7 - Consolidated Financial Statements, at Notes 1 and 10.
(2) Includes adjustments to revenues and income to remove results of discontinued operations of PDM, for all years.
(3) Pro-forma results of operations for 1995 include the effect of the acquisition of Micro and OMS as if the acquisitions had occurred on July 1, 1994. The acquisition of Pnu-Light is excluded because it is not material.

Results of Operations
- ---------------------

     Forward Looking Statements. All forward looking statements in the following
     --------------------------
discussion of management's analysis of results of operation, liquidity and capital requirements, and the possible effect of inflation, as well as elsewhere in the Company's Form 10-KSB for the year ended June 30, 1996, are projections based upon a number of assumptions regarding factors such as (1) market acceptance of the products and services of each of the subsidiary, including brand and name recognition for quality and value in each of the Company's subsidiaries' markets, (2) existence, scope, defensibility and non-infringement of patents, trade-secrets and other trade rights, (3) each subsidiary's relative success in achieving and maintaining technical parity or superiority with competitors, (4) interest rates for domestic and Eurofunds, (5) the relative success of each subsidiary in attracting and retaining technical and sales personnel with the requisite skills to develop, manufacture and market the Company's products, (6) the non-occurrence of general economic downturns or downturns in any of the Company's market regions or industries (such as dental products and tools or computer chip manufacture), (7) the relative competitiveness of products manufactured by the Company's facilities, including any contractors, in the global economy, (8) the non-occurrence of natural disasters, (9) a stabile regulatory environment in areas of significance to each of the Company's subsidiaries, (10) the Company's success in managing its regulatory relations and avoiding any adverse determinations, (11) the availability of talented senior executives for the parent and each of the subsidiaries, (12) the Company's success in finding a suitable buyer for PDM at a suitable price, and (13) other factors affecting the sales and profitability of the Company in each of its markets. Should any of the foregoing assumptions or other assumptions not listed fail to be realized, the forward looking statements herein may be inaccurate. In making forward looking statements in this and other Sections of the Company's report on Form 10-KSB, the Company relies upon recently promulgated policies of the Securities and Exchange Commission and statutory provisions, including Section 21E of the Securities Exchange Act of 1934, which provide a safe-harbor for forward looking statements.

     On June 24, 1996 the Company decided to sell its dental center operations and report the results of PDM as a discontinuing operation. Accordingly, the Company's financial statements have been restated to reflect the accounting treatment for discontinued operations of the dental centers.

Results of operations, 1996 compared to 1995.
- --------------------------------------------
     Management believes that a comparison of 1996 actual results of operations to 1995 proforma results of operations will more accurately describe the activities of the Company for the period. Proforma results of Pnu-Light are not included in 1995 results of operations because they are not material. A loss of $73,000 from Pnu-Light's operations is included in the actual 1996 results of operations. Amortization expense of $200,000 resulting from the Pnu-Light acquisition will be included in the 1997 results of operations.

     Net sales increased $3,333,000 or 19%, from $17,500,000 in 1995 to
$20,833,000 in 1996. The increase was due primarily to additional marketing efforts at OMS and a higher demand in the semiconductor industry, as well as the introduction of a full line of branded dental handpieces by Micro Motors.

     Gross profit increased $2,468,000, or 24.8%, due primarily to an increase in net sales. Gross profit as a percentage of net sales increased from 56.8% in 1995 to 59.6% in 1996 due to larger sales volume and increased efficiency.

     Operating expenses increased $1,086,000 or 12.2% mainly due to an increase in sales. Operating expenses as a percentage of net sales decreased from 50.8% in 1995 to 47.5% in 1996.

     The Company's effective tax rate on income from continuing operations was 21.9% in 1996 and 19.2% in 1995. The rate was reduced in both years because of a change in the valuation allowance for deferred tax assets of $432,000 in 1996 and $90,300 in 1995. Management has provided a valuation allowance related to net operating loss carryforwards which cannot be realized until after a two year period. Management believes the remaining deferred tax assets are more likely than not to be realized given their current operating results.

     For 1996, income from continuing operations increased $732,000, a 154.4%, from $474,000 in 1995 to $1,206,000 in 1996, primarily due to higher sales and gross profit margins.

     Net revenues from the discontinued dental centers decreased from $2,635,000 in 1995 to $2,421,000 in 1996. A decrease of $214,000 or 8.1%. Loss from discontinued operations decreased from $107,000 in 1995 to $31,000 in 1996. Management does not believe that PDM will incur future operating losses through its disposition and that the Company will be able to sell the net assets of this operation for at least equal to their recorded value.

     Weighted average number of shares increased by 3,643,055 shares mainly due to the issuance of approximately 3,700,000 shares to acquire new businesses.

Liquidity and Capital Resources
- -------------------------------

     The operations of the Company are conducted principally through its wholly owned subsidiaries. The Company's financial position at June 30, 1996 remains strong with working capital on that date of $5,308,745, compared with $3,445,827 at June 30, 1995. Cash and cash equivalents totaled $407,722 at June 30, 1996, compared to $384,968 at June 30, 1995. The Company provided $1,041,901 in cash from operations for the year ended June 30, 1996. Net cash used in operations was $116,310 for year ended June 30, 1995.

     The Company's principal source of liquidity during year ended June 30, 1996 was cash on hand and a net increase in both short and long term borrowings of $3,611,379. During year ended June 30, 1995, the Company's liquidity was provided principally from cash on hand, revenues from operations and short term borrowings.

     On July 26, 1995, The Company borrowed $3.5 Million from FINOVA Capital Corporation ("FINOVA") in connection with its acquisition of OMS, under a five
(5) year fixed asset secured promissory note, and at the same time entered into a $1.5 Million line of credit with FINOVA, primarily to provide working capital for the Micro acquisition, replacing a prior line of credit of Micro Motors with another institution. The interest rate under the fixed asset secured promissory note was prime plus 3 1/2 percent plus an additional annual 5% profit participation fee calculated on the outstanding loan balance at the beginning of
each year.   In addition, the Company borrowed $500,000 from Air Techniques,
Inc., at an interest rate of prime plus 2%, on an interest only basis for the first two (2) years. Both of these loans were repaid on July 26, 1996, when the Company entered into a loan agreement with Harris Bank. Upon prepayment of the FINOVA debt, the Company incurred a prepayment penalty of $293,200. At June 30, 1996, the Company's Biotrol subsidiary also had a $250,000 line of credit with a bank, bearing interest at prime plus 1 1/2 percent.

     On July 26, 1996, the Company entered into a credit agreement with Harris Bank and Trust, N.A., ("Harris Bank") pursuant to which the Company borrowed $6 million for five years, with an interest rate of prime. In addition, the Company obtained a line of credit permitting it to borrow $4 million at the prime rate of interest. The Company has the option, at any time, to convert its domestic rate loans with Harris Bank to an adjusted LIBOR Eurocredit rate of Adjusted LIBOR plus 1 1/2 to 2 percent, on a sliding scale relating to cash flow ratios determined under provisions of the credit agreement. The term loan requires annual prepayments equal to 50% of excess cash flow, as defined, beginning in October 1997. The credit facility also requires compliance with certain financial covenants. The obligations to Harris Bank are secured by security interests in the personal property assets of the Company's subsidiaries and the Company's intellectual property assets, subject to pre-existing security interests of Hunter in the OMS patents and the rights of Pnu-Light Tools, in the event of an unwinding of the Pnu-Light acquisition. As of September 20, 1996, the Company's outstanding balance on the five year loan was $6 million and on the line of credit loan was $1 million, and the applicable interest rate for both loans was 8.25%.

     Management believes that The Company's existing credit resources, including the credit facility with Harris Bank, as well as internally generated funds should be sufficient to satisfy the Company's requirements for cash flows for operations and capital expenditures for fiscal 1997. Capital expenditures for the Company's operations for the year ended June 30, 1997 are presently anticipated to be less than $1,500,000.

Years Ended June 30, 1995 and 1996
- ----------------------------------------

     Net cash provided (used) by operating activities in 1996 was $1,041,901 compared to net cash provided from (used in) operating activities in $(116,230) in 1995. Net cash was reduced by increases in net accounts receivable of $644,714 and $1,535,396 in 1995 and 1996, respectively.

     Net cash used in investing activities was $213,686, and $4,674,226 in 1995 and 1996, respectively. Cash used in investing activities primarily related to the purchase of equipment in 1994 and 1995. Cash used in investing activities primarily related to acquisition of new subsidiaries in 1996, as well as purchase of equipment. In 1995 and 1996, the primary purchases of equipment are associated with new product lines being developed by Challenge and Micro.

     Net cash provided by financing activities was $57,791 and $3,655,079 in 1995 and 1996. In 1994, net cash provided by financing activities was primarily the result of long-term borrowings. In 1995, net cash provided by financing activities was primarily the result of short-term borrowings. In 1996, net cash provided by financing activities was primarily the result of long-term borrowings, primarily used to fund acquisitions.

Effect of FASB 123. In 1995, the FASB issued Statement No. 123, "Accounting
- ------------------
for Stock-based Compensation." Statement No. 123 suggests, but does not require, that stock-based compensation transactions with employees be accounted for based on fair market value of the consideration received or fair market value of the equity instruments issued, whichever is more reliably measurable. The Company has elected to adopt FASB Statement 123. Adoption of Statement No. 123 is not expected to have a material impact on the Company's financial statements. See "Pro-Dex, Inc. Consolidated Financial Statements, Note .1."
            ---

Impact of Inflation and Changing Prices
- ---------------------------------------

     The industries in which the Company competes are labor intensive, often involving personnel with high level technical or sales skills. Wages and other expenses increase during periods of inflation and when shortages in the marketplace occur. The Company expects its subsidiaries to face somewhat higher labor costs as the market for personnel with the skills sought by the Company
becomes tighter in a period of full employment.   In addition, suppliers pass
along rising costs to the Company's subsidiaries the form of higher prices. Further, the Company's credit facility with Harris Bank involves increased costs if domestic interest rates rise or there are other adverse changes in the international interest rates, exchange rates and/or Eurocredit availability. To some extent, the Company's subsidiaries have been able to offset increases in operating costs by increasing charges, expanding services and implementing cost control measures. Nevertheless, each of the Company's subsidiaries' ability to increase prices is limited by market conditions, including international competition in many of the Company's markets.

     PDM's ability to increase prices is limited by various third-party payors and governmental agencies, and there can be no assurance that PDM will be able to raise prices to cover future cost increases, given the impetus toward cost limitations for dental and other health services. To the extent permitted by competition, Biotrol, Challenge, Micro and OMS have passed along increased costs by increasing prices over time. In addition, each of the Company's subsidiaries has continued to implement greater cost control measures to curb increases in operating costs.


Item 7.   Financial Statements and Supplemental Data
          ------------------------------------------
          Independent Auditor's Report                   F-1
          Balance Sheet                                  F-2
          Statement of Income                            F-4
          Statement of Stockholders' Equity              F-5
          Statement of Cash Flows                        F-6
          Notes to Financial Statements                  F-7

                          INDEPENDENT AUDITOR'S REPORT



To the Board of Directors
Pro-Dex, Inc.
Boulder, Colorado



We have audited the accompanying consolidated balance sheet of Pro-Dex, Inc. and Subsidiaries (the "Company") as of June 30, 1996, and the related consolidated statement of income, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's Management. Our responsibility is to express opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 1996, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.



McGladrey & Pullen, LLP



Anaheim, California
August 29, 1996

                          INDEPENDENT AUDITOR'S REPORT



To the Board of Directors
Pro-Dex, Inc.
Boulder, Colorado



I have audited the accompanying consolidated statement of income, stockholders' equity and cash flows for Pro-Dex, Inc. and Subsidiaries (the "Company") for the year ended June 30, 1995. These financial statements are the responsibility of the Company's Management. My responsibility is to express opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of the Company for the year ended June 30, 1995, in conformity with generally accepted accounting principles.



Henry Vanderzee



September 22, 1995


                                                                          F-1(a)

                        PRO-DEX, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEET
                                 June 30, 1996


ASSETS

Current assets:
   Cash  & cash equivalents              $   407,722
   Accounts receivable, net                5,069,942
   Inventories, at cost                    4,699,567
   Deferred taxes                            398,300
   Prepaid expenses                          257,898
                                          ----------

Total current assets                      10,833,429
                                          ----------

Property and equipment:
   Land                                       61,776
   Buildings                                 308,505
   Equipment                               4,638,479
   Leasehold improvements                    496,367
     Total property and equipment          5,505,127
                                          ----------
   Less accumulated depreciation          (2,186,233)
                                          ----------
      Net property and equipment           3,318,894
                                          ----------
Other assets:
   Deferred taxes                            387,000
   Other                                     133,761
   Intangibles                            13,654,404
                                          ----------
      Total other assets                  14,175,165
                                          ----------
      Total  Assets                      $28,327,488
                                         ===========

                                                     F-2
See Notes to Financial Statements

                        PRO-DEX, INC. AND SUBSIDIARIES

                                 June 30, 1996


LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities:
   Notes payable                                                   $ 1,162,465
   Current portion of long-term debt                                 1,236,570
   Accounts payable                                                  1,039,706
   Accrued expenses                                                  1,330,450
   Income taxes payable                                                547,007
   Deferred revenue                                                    208,485
                                                                   -----------
     Total current liabilities                                       5,524,683

Long-term debt,  net of current portion                              5,371,264
                                                                   -----------
     Total liabilities                                              10,895,947
                                                                   -----------
Commitments and contingencies


Stockholders' equity:
   Series A convertible preferred stock, no par value; 10,000,000
       shares authorized; 78,129 shares issued and outstanding         282,990
   Common stock, no par value; 50,000,000 shares
     shares authorized; 9,025,783 shares issued and outstanding     16,697,660
   Additional paid in capital                                        1,004,541
   Accumulated deficit                                                (532,350)
                                                                    ----------
                                                                    17,452,841
   Receivable from employee stock ownership plan (ESOP)                (21,300)
                                                                    ----------
      Total stockholders' equity                                    17,431,541
                                                                    ----------
      Total Liabilities and Stockholders' Equity                   $28,327,488
                                                                   ===========

                                                                             F-3

See Notes to Financial Statements

                        PRO-DEX, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                      Years Ending June 30, 1996 and 1995


                                                            1996               1995
                                                            ----               ----
Net sales (net of sales from discontinued operation of
   $2,420,828 and $2,634,850)
                                                        $ 20,833,326       $ 6,402,619

Cost of Sales                                              8,419,733         2,648,809
                                                        ------------       -----------

Gross Profits                                             12,413,593         3,753,810
                                                        ------------       -----------
Operating expenses:
   Selling                                                 3,988,454         2,046,000
   General and administrative                              4,602,711         1,119,700
   Research and development                                  559,369            98,341
   Amortization                                              738,528            14,657
                                                         -----------       -----------
     Total operating expenses                              9,889,062         3,278,698
                                                         -----------       -----------

Income from operations                                     2,524,531           475,112
                                                         -----------       -----------

Other income (expense):
   Interest income                                            33,367            11,860
   Interest expense                                       (1,025,790)          (61,081)
   Other income, net                                          12,300            46,160
                                                         -----------       -----------
     Total                                                  (980,123)           (3,061)

Income before income taxes and loss from
   discontinued operation                                  1,544,408           472,051
Income taxes                                                 338,278            90,419
                                                        ------------       -----------

Income before loss from discontinued operation             1,206,130           381,632
(Loss) from discontinued operation (net of tax benefit)      (31,600)         (106,741)
                                                         ------------       -----------
Net income                                             $   1,174,530     $     274,891
                                                         ============       ===========

Earnings per common and common equivalent share:
   Income from continuing operations                   $        0.14     $        0.07
   (Loss) from discontinued operation                          (0.01)            (0.02)
                                                        ------------       -----------
     Net income per share                              $        0.13     $        0.05
                                                        ============       ===========

Weighted average number of common and common
   equivalent shares outstanding                           8,921,688         5,278,633
                                                        ------------       -----------

                                                                             F-4
See Notes to Financial Statements

                        PRO-DEX, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      YEARS ENDING JUNE 30, 1996 AND 1995

                                Preferred Stock        Common Stock
                                ---------------        ------------        Additional
                              Number                 Number                 Paid-In     Accumulated
                            of Shares     Amount   of Shares    Amount      Capital       Deficit         ESOP      Total
                           ----------    -------  ----------  ----------   ---------   ------------      -----   -----------
Balances, June 30, 1994        78,129   $282,990   5,261,300  $5,342,445   $  10,000    $(1,981,771)             $ 3,653,664
Exercise of common
   share warrants                                     20,000       5,000                                               5,000
Net income                                                                                  274,891                  274,891
                           -------------------------------------------------------------------------------------------------
Balances, June 30, 1995        78,129    282,990   5,281,300   5,347,445      10,000     (1,706,880)               3,933,555
Issuance of common shares
   for purchase of
   Micro Motors, Inc.                              3,350,000   9,212,500                                           9,212,500
Exercise of common
   share warrants                                     26,000      65,000                                              65,000
Issuance of common shares
   for purchase of Pnu-Light
   Tool Works, Inc.                                  368,483   2,072,715     994,541                               3,067,256
Advance to ESOP                                                                                       $(21,300)      (21,300)
Net Income                                                                                1,174,530                1,174,530
                           -------------------------------------------------------------------------------------------------
Balances, June 30, 1996        78,129   $282,990   9,025,783 $16,697,660  $1,004,541     $ (532,350)  $(21,300)  $17,431,541
                           =================================================================================================

See Notes to Financial Statements.
- ---

                        PRO-DEX, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                      Years Ending June 30, 1996 and 1995

                                                        1996          1995
                                                        ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                     $ 1,174,530    $ 274,891
     Adjustments to reconcile net income
      to net cash provided by operating
      activities:
       Depreciation and amortization                  1,338,165      218,629
       Provision for doubtful accounts                  204,643      352,201
       Loss (gain) on sale of property
         and equipment                                  (46,116)     (36,032)
     Change in working capital components
      net of effects from purchase of Oregon
      Micro Systems, Inc., Micro Motors, Inc.,
      and Pnu-Light Tool Works, Inc.:
       (Increase) decrease in accounts receivable    (1,535,396)    (644,714)
       (Increase) decrease in inventories              (721,386)      63,042
       (Increase) decrease in deferred taxes           (233,600)
       (Increase) decrease in prepaids                  381,604     (518,231)
       (Increase) decrease in other assets               30,003          (80)
       Increase (decrease) in accounts payable and
         accrued expense                              (140,900)      161,689
       Increase (decrease) in deferred revenue           53,411       12,295
       Increase (decrease) in income taxes payable      536,943
                                                     ----------     --------
     Net cash provided by (used in) operating
      activities                                      1,041,901     (116,310)
                                                     ----------     --------

CASH FLOWS FROM INVESTING ACTIVITIES

     Acquisitions of businesses                      (4,326,309)
     Proceeds from sale of property and equipment         7,500          100
     Purchase of property and equipment                (355,417)    (213,706)
                                                     ----------     --------
     Net cash flows (used in) investing activities   (4,674,226)    (213,606)
                                                     ----------     --------

CASH FLOWS FROM FINANCING ACTIVITIES
    Net borrowing on revolving credit agreements        769,279      150,000
    Proceeds from long-term borrowing                 4,022,887
    Principal payments on long term borrowing        (1,180,787)     (97,209)
    Issuance of common stock                             65,000        5,000
    Advances ESOP                                       (21,300)
                                                     ----------     --------
    Net cash flows provided by financing activities   3,655,079       57,791
                                                     ----------     --------

INCREASE (DECREASE) IN CASH                              22,754     (272,125)
CASH, beginning of period                               384,968      657,093
                                                     ----------     --------
CASH, end of period                                 $   407,722    $ 384,968
                                                     ==========     ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Cash payments for interest                     $ 1,053,447    $  91,928
     Cash payments for income taxes                 $   109,350    $  90,362

                                                                             F-6
See Notes to Financial Statements

                        PRO-DEX, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 1996 AND 1995

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

NATURE OF BUSINESS

Pro-Dex, Inc. (the Company) is the parent of six operating subsidiaries, Pro-Dex Management, Inc. (PDM), Biotrol International, Inc. (Biotrol), Challenge Products, Inc. (Challenge), Micro Motors, Inc. (Micro), Oregon Micro Systems, Inc. (OMS), and Pnu-Light Tool Works, Inc. (Pnu-Light). PDM operates fully equipped dental offices in Sears retail stores in northern California at which general and orthodontic dentistry are offered (Note 11). Biotrol is a manufacturer and supplier of infection control products for the dental industry. Challenge manufactures and sells fluoride products for preventive dentistry, along with a complementary line of products used for the cleaning, whitening, and protection of teeth. Micro manufactures miniature pneumatic motors used in dental, medical, and industrial devices worldwide as well as a complete line of dental handpieces. OMS designs, develops and manufactures multi-axis circuit boards used to control the motion of servo and stepper motors predominantly used in the medical testing equipment industry and the computer chip manufacturing industry. Pnu-Light developed a patented pneumatic light system for hand tools which draws its power from the air that powers the tool. Operations of the Pnu-Light subsidiary are currently not material.

PRINCIPALS OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and all of its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

CONCENTRATION OF CREDIT RISK

Financial instruments which potentially expose the Company to concentrations of credit risk consist primarily of trade accounts receivable initiated at the dental centers. PDM grants credit to patients of its dental centers, substantially all of whom are California residents. Credit evaluations of the patients are performed and, due to the large number of patients, management does not believe significant credit risks exist.


REVENUE RECOGNITION

Revenue from patient services of general dentistry is recognized as services are provided. Revenue from patient services of orthodontics dentistry is recognized at the rate of 75% upon installation of the appliances and the balance over the treatment period which is estimated to be twenty months. Revenue on product sales is recognized upon shipment to the customer.

CASH AND CASH EQUIVALENTS

The Company considers highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

                        PRO-DEX, INC. AND SUBSIDIARIES

INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. Inventories consist of the following:

  Raw materials                                          $    990,364
  Work in process                                             268,523
  Finished goods                                            3,440,680
                                                          -----------
    Total                                                $  4,699,567
                                                          ===========

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is provided using the straight line method over the estimated useful lives of the assets as follows:
Buildings-- generally 40 years and machinery and equipment-- 3 - 10 years.

INTANGIBLE ASSETS

Intangible assets include patents, organization costs, non-compete contracts and the cost of net assets acquired in excess of fair value which are amortized on a straight-line basis over their estimated useful lives ranging from 5 to 20 years. Intangible assets are stated net of accumulated amortization of $762,914.

The Company evaluates impairment of its long-lived assets and certain intangible assets whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable in accordance with Financial Accounting Standards Board (FASB) Statement No. 121. An asset is deemed impaired if the sum of the expected future cash flows is less than the carrying amount of the asset.

INCOME TAXES

Deferred income taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely that not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                        PRO-DEX, INC. AND SUBSIDIARIES


EARNINGS PER SHARE

Earnings per share is based on the weighted average number of common shares and common share equivalents outstanding during the period. Common share equivalents are excluded if their effect is anti-dilutive. Contingent shares are excluded if the event which will cause the shares to be issued is not likely to occur.

NEW ACCOUNTING PRONOUNCEMENT

In 1995 the FASB issued Statement No. 123, "Accounting for Stock-based Compensation". Statement No. 123, establishes financial accounting and reporting standards for stock-based employee compensation plans such as a stock purchase plan. The Statement generally suggests, but does not require, stock-based compensation transactions with employees be accounted for based on the fair market value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The Company has elected to adopt FASB Statement No. 123 for stock-based employee compensation. Adoption of this pronouncement in fiscal year 1997 is not expected to have a material impact on the financial statements.

FAIR VALUE OF FINANCIAL INSTRUMENTS

In 1995, the Company adopted Financial Accounting Standards (FASB) Statement No. 107, which requires disclosure about the fair value of the Company's financial instruments. The method and assumptions used to estimate the fair value of the following classes of financial instruments were: a) Long-term debt: The estimated fair value, which approximates the carrying value, is based on interest rates that are currently available to the company for issuance of debt with similar terms and remaining maturities. b) Note payable: The carrying amount approximates fair value since the interest rate changes with the market interest rate.


NOTE 2 - ACCOUNTS RECEIVABLE

Accounts receivable of Pro-Dex include amounts due for dental services rendered to patients under an extended term payment arrangement. General dentistry billings may be paid over ten monthly installments, and billings for orthodontic services is paid over a twenty-four month installment arrangement (Note 11). Accounts receivable are stated net of an allowance for doubtful accounts of $216,078.

                        PRO-DEX, INC. AND SUBSIDIARIES

NOTE 3  -  NOTES PAYABLE  AND LONG-TERM DEBT

The Company through its subsidiaries has established lines of credit with various lenders as follows:

  Revolving credit line of $250,000 at prime plus 1 1/2 %,
    maturing July 1, 1996                                     $    236,180
  Revolving credit line of $250,000 at prime plus 1 1/2 %,
    maturing November 1, 1996  (a)                                 146,000
  Revolving credit line of $1,800,000 at prime plus 2 1/4 %,
    maturing July 26, 1996  (a)                                  1,612,214
  Notes payable other, at various interest rates due
    on demand                                                      126,285
                                                              ------------
                                                                 2,120,679
  Less amounts transferred to long term debt resulting from
    refinancing  (a)                                               958,214
                                                              ------------
      Total notes payable                                     $  1,162,465
                                                              ============


Long-term debt consist of the following:

  Secured term loan bearing interest at 3 1/2 % over prime,
    plus a 5% profit participation fee on outstanding
    balance calculated on the annual anniversary date,
    maturing July, 2000  (a)                                  $  3,018,463
  Unsecured note bearing interest at 2% over the prime
    rate, maturing July, 1997  (a)                                 500,000
  Secured note, bearing interest at 11%, maturing August,
    2000, payable at$14,728 per month  (b)                         573,821
  Secured note, bearing interest at 12.25%, maturing
    $40,000 quarterly, including interest to October, 2000 $ 504,998 Loan secured by certain equipment bearing interest at
    9.1%, maturing $7,096 monthly, including interest to
    May 30, 1999                                                   217,942
  Mortgage payable secured by land and building, bearing
    interest at 2% over prime, maturing $1,967 monthly due
    November 12, 1996. This note is normally renewed for
    successive one year terms                                      189,599
  Secured notes at various interest rates and various
    maturities                                                     644,797
                                                              ------------
                                                                 5,649,620
Add amount transferred from short term notes payable
    resulting from refinancing (a)                                 958,214
                                                              ------------
Total                                                            6,607,834
Less current portion                                             1,236,570
                                                              ------------
Long-term debt                                                $  5,371,264
                                                              ============

                        PRO-DEX, INC. AND SUBSIDIARIES

(a) In July, 1996, the Company obtained a $10,000,000 credit facility from Harris Bank secured by all assets of the Company and guaranteed by each of the Company's subsidiaries. The Facility consists of a $6,000,000 term loan with a seven year amortization period and a $4,000,000 revolving line of credit. Both facilities require monthly interest payments at the prime rate or at a variable interest rate from 1.5% to 2% above the LIBOR rate. The term loan requires annual prepayments equal to 50% of excess cash flow, as defined, beginning in October 1997. The credit facility may be prepaid without penalty. The credit facility also requires the maintenance of certain financial covenants. A portion of the proceeds were used to retire the existing debt for which the Company incurred a prepayment penalty of $293,200. Notes payable and the current portion of long term debt has been adjusted to reflect the maturities of the new credit facility.

     Aggregate maturities on long-term debt for each of the next five years is as follows: 1997 $1,236,570; 1998 $1,255,637; 1999 $1,230,082; 2000
     $1,171,350; 2001 $891,481 thereafter $822,714.

(b) These amounts are due to the former owner of Micro Motors and the Company's largest stockholder and are subordinated to the bank debt discussed above.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

PDM leases all of its dental centers under lease agreements expiring at various dates until March, 1999 (Note 11). Micro Motors leases office and warehouse facilities from the Company's largest stockholder. The Company and its subsidiaries also lease other office and warehouse facilities from unrelated parties under lease agreements expiring from February 1999 through June 2001. These leases generally require the Companies to pay insurance, taxes, and other expenses related to the leased space. Total rent expense was $810,763 and $353,980 including 335,148 and $0, paid to the Company's largest stockholder for the years ended June 30, 1996 and 1995. Future minimum lease payments for the years ending June 30, amount to: 1997 $497,453; 1998 $502,154; 1999
$466,073; 2000 $335,148; and 2001 $248,661. Total of $2,049,489, including
$1,589.253 to the Company's largest stockholder.

The company is currently a party to disputes which involve or may involve litigation. Management believes that the ultimate liability, if any, with respect to these disputes will not be material to the Company's financial statements.

NOTE 6 - INCOME TAXES

The provision for income taxes for the year ended June 30, 1996 and 1995 is as follows:

                                                     1996         1995
                                                    -------      ------
  Current federal taxes                         $   451,878   $  55,912
  Current state taxes                               120,000      34,507
  Deferred taxes                                   (233,600)
                                                 ----------    --------
                                                $   338,278   $  90,419
                                                 ==========    ========

                        PRO-DEX, INC. AND SUBSIDIARIES

A reconciliation of expected tax expense to the amount computed by applying the federal statutory income tax rates to income before income taxes and net loss from discontinued operations is as follows:

                                                1996          1995
                                             ----------     --------
  Federal income tax computed at the
   statutory rate                          $   525,100   $  160,500
  Change in valuation allowance               (432,000)     (90,300)
  State income taxes                           120,000       34,507
  Non-deductible items, primarily
   amortization of goodwill                    139,000
  Other                                        (13,822)     (14,288)
                                           -----------    ---------
                                           $   338,278   $   90,419
                                           ===========    =========

Deferred income tax assets in the accompanying balance sheet at June 30, 1996 consist of the following:

  Net operating loss carryforwards         $   354,000
  Contract payable                             235,000
  Accrued expenses                             227,000
  Accounts receivable                           82,000
  Intangible assets                             48,000
  Inventories                                   37,000
  Other                                         32,300
                                           -----------
    Total deferred tax assets                1,015,300
  Valuation allowance                         (230,000)
                                           -----------
    Net deferred tax assets                $   785,300
                                           ===========

Net deferred tax assets of $398,300 are included in the accompanying balance sheet as current assets. The remaining deferred tax assets of $387,000 are included in the accompanying balance sheet as long term assets. Management has provided a valuation allowance related to net operating loss carryforwards which cannot be realized until after a two year period. The ultimate realization of these assets is dependent upon the Company generating sufficient taxable income in future years. Management believes the remaining deferred tax assets are more likely than not to be realized given their current operating results.

As of June 30, 1996, the Company had federal net operating loss carryforwards of approximately $1,040,000 which expires $785,000 in 2003 and $255,000 in 2004.
Utilization of these loss carryforwards is limited under income tax rules to approximately $280,000 per year.

NOTE 7 - STOCK OPTIONS AND WARRANTS

The Board of Directors and the stockholders of the Company have approved and adopted three plans, pursuant to which options to purchase 2,150,000 shares of common stock can be granted to officers, directors, employees and to others expected to provide significant services to the Company. As of June 30, 1996 options and warrants to purchase 1,279,376 shares of the Company's common stock are outstanding and exercisable. There are 870,624 shares remaining in the option plans which are available for grant in future years.

                        PRO-DEX, INC. AND SUBSIDIARIES

Transactions involving the stock options and warrants are summarized as follows:

                                                   1996                         1995
                                                   ----                         ----
                                            Shares        Price          Shares       Price
                                          ----------  -------------     -------  -------------
  Outstanding at beginning                  372,856   $0.25 - $2.85     171,102  $0.25 - $2.50
  Granted (a)(b)                            906,520   $2.50 - $2.75     201,754  $2.50 - $2.85
  Exercised                                   -               $2.50        -              -
                                          ----------                    -------
  Outstanding at ending                   1,279,376   $0.25 - $2.85     372,856           -
                                          ==========                    =======
  Average price outstanding                   -               $2.62        -             $2.62
  Available for grant at June 30            870,624         -           477,144           -
                                          ==========                    =======

(a) Includes 591,190 options granted to owners of Micro options, upon conversion of such options on approval of the Company's shareholders.

(b) Does not include outstanding warrants to acquire 113,000 shares, exercisable at an average price $1.75.

NOTE 8 - PREFERRED STOCK

Holders of Series A preferred stock have no voting, dividend, or redemption rights. In the event of liquidation or dissolution, preferred stockholders are entitled to receive $3.60 per share. Each share of preferred stock is convertible into one share of common stock at the option of the holder.

NOTE 9 - EMPLOYEES' BENEFIT PLANS

The Company has adopted an employee benefit plan under Section 401(k) of the Internal Revenue Code. The plan allows employees to make contributions up to a specified percentage of their compensation. Under the plan, the Company is obligated to match up to 25% of the employees' contribution up to a defined maximum. For the year ended June 30, 1996 the Company contributed $36,232 as a matching contribution to the 401(k) plan. No contributions were required for 1995.

In 1973, Micro established an Employee Stock Ownership Plan (ESOP), whose shares of stock in Micro, upon acquisition of Micro by the Company, were converted to restricted Company shares of common stock. For the years ended June 30, 1996 and 1995, the Company did not make any contributions to the ESOP. In the event terminated Plan participants desire to sell their shares of the Company's stock, or for certain employees who elect to diversify their account balances, the Company may be required to purchase the shares from the participant at their fair market value or loan sufficient funds to the ESOP to enable it to do so. This provision will lapse when the restriction on the common stock held by the ESOP is removed in July, 1997. During the year ended June 30, 1996, the Company advanced funds to the ESOP totaling $21,300 in order for it to purchase stock from Plan participants. The value of the stock owned by the Plan at June 30, 1996 based on the average of the bid and asked price of the Company's stock was approximately $4,399,200.

OMS adopted a Defined Benefit Pension Plan. Upon the merger the Plan was terminated by the Company and all benefits to participants were frozen effective July 26, 1995. Information related to this plan is not material to the financial statements of the Company.

                        PRO-DEX, INC. AND SUBSIDIARIES

NOTE 10 - BUSINESS ACQUISITIONS

On July 26, 1995, the Company acquired for cash all of the outstanding shares of Oregon Micro Systems, Inc., a manufacturer of multi-axis motion control circuit boards. In addition to the OMS stock, the Company acquired two letters patent for the design of multi-axis motion control circuit boards with an approximate value of $2,925,000. The total acquisition cost was approximately $6,700,000. The excess of the total acquisition cost over the fair value of the net assets acquired was approximately $90,000 and is being amortized over a 15 year period. The patents are being amortized over seven (7) years by the straight line method.

Also on July 26, 1995, Micro Motors, Inc., a manufacturer of patented miniature pneumatic (air) motors, and dental handpieces was acquired in exchange for 3,350,000 shares of the Company's stock. The amount assigned to the shares of the Company stock was $2.75 per share making the total acquisition price $9,212,500. The excess of the total acquisition cost of Micro Motors, Inc. over the fair value of the net assets acquired of approximately $7,300,000 is being amortized over 20 years by the straight line method.

On May 11, 1996, the Company acquired certain assets and liabilities of Pnu-Light Tool Works, Inc., a developer of pneumatic light mechanisms for hand tools, for common stock. The purchase agreement calls for the final purchase price to be determined based upon a multiple of the Company's net income generated for the year ended June 30, 1999 and based upon the then current market price of the Company's common stock. The agreement states that the minimum value assigned to the net assets purchased is $4,000,000 subject to certain adjustments. The agreement also provides that if the computed value based on the prescribed formula does not exceed $4,000,000, the Company has the option to rescind the transaction. The Company issued 368,483 shares of stock at acquisition. The Company has recorded the net assets acquired at the present value of the estimated minimum purchase price of approximately $3,070,000. The excess of the total acquisition cost of Pnu-Light over the fair value of the net assets acquired of approximately $1,100,000 is being amortized over a 15 year period by the straight-line method.

All acquisitions have been accounted for as a purchase and the results of operations of Oregon Micro Systems, Inc., Micro Motors, Inc., and Pnu-light Tool Works, Inc., since the date of acquisition are included in the consolidated financial statements.

Unaudited pro-forma consolidated results for the years ended June 30, 1996 and 1995 as though the acquisitions had occurred on July 1, 1994 is as follows:

                                             1996          1995
                                             ----          ----
  Net Sales                               $21,650,000   $17,500,000
  Net income                                1,026,000        33,000
  Earnings per share                      $      0.11   $      0.00

Additional information regarding cash flows from these acquisitions is as follows:

                                   Micro Motors     OMS       Pnu-Light         Total
                                   ------------  ----------  -----------    -------------
  Working capital acquired net of
    cash and cash equivalents      $   413,068   $1,348,074  $    16,506    $   1,777,648
  Fair value of long-term assets    10,429,486    3,424,724    3,271,719       17,125,929
  Long-term debt assumed            (1,590,988)    (480,327)    (226,195)      (2,297,510)
  Issuance of common stock          (9,212,500)        -      (3,067,258)     (12,279,758)
                                   -----------   ----------   ----------     ------------
                                   $    39,066   $4,292,471   $   (5,228)    $  4,326,309
                                   ===========   ==========   ==========     ============

                        PRO-DEX, INC. AND SUBSIDIARIES

          NOTE 11 - SEGMENT INFORMATION AND DISCONTINUED OPERATIONS

A summary of information about the Company's continuing operations by segment follows:


                                               Fiscal years ended June 30,
                                                    1996        1995
                                               ------------ -------------
Revenues
  Infection control products                   $ 4,721,561   $ 4,888,054
  Preventative dentistry products                1,661,736     1,514,565
  Medical/dental equipment                       7,491,047           --
  Industrial                                     1,646,334           --
  Circuit boards                                 5,312,648           --
                                               ------------ -------------
                                               $20,833,326   $ 6,402,619
                                               ============ ============
 Income (loss) from operations
  Infection control products                   $   304,554   $   426,852
  Preventative dentistry products                      180        48,260
  Medical/dental equipment                         225,050           --
  Industrial                                       (19,855)          --
  Circuit boards                                 2,014,602           --
                                               ------------ -------------
                                               $ 2,524,531   $   475,112
                                               ============ =============
Assets
  Infection control products                   $ 1,907,581   $ 1,656,676
  Preventative dentistry products                1,156,563     1,165,244
  Medical/dental equipment                      11,492,974           --
  Industrial                                     6,029,790           --
  Circuit boards                                 5,077,633           --
                                               ------------  ------------
                                               $25,664,541   $ 2,821,920
                                               ============  ============
Depreciation and amortization
  Infection control products                   $    53,161   $    55,082
  Preventative dentistry products                  105,539        96,847
  Medical/dental equipment                         573,842           --
  Industrial                                       153,392           --
  Circuit boards                                   377,903           --
                                               ------------  ------------
                                               $ 1,263,837   $   151,929
                                               ============  ============
Capital Expenditures
  Infection control products                   $    51,832   $    96,860
  Preventative dentistry products                   35,087       113,307
  Medical/dental equipment                         110,397           --
  Industrial                                        23,965           --
  Circuit boards                                    54,937           --
                                               ------------  ------------
                                               $   276,218   $   210,167
                                               ============  ============



The Company incurred advertising expenses of $581,358 in 1996 and $145,050 in 1995.

                        PRO-DEX, INC. AND SUBSIDIARIES

On June 24, 1996, the Company decided to report the operations of PDM on a discontinued basis and expects to sell that line of business. The Company believes that PDM will not incur future operating losses through its disposition and that the Company will be able to sell the net assets of this operation for at least equal to their recorded value. Management's current plans are to sell various assets of PDM and to provide financing to the buyer of the assets.

Sales of PDM were approximately $2,420,000 for 1996 and $2,635,000 for 1995. Operating expenses were approximately $2,466,000 and $2,797,000 for 1996 and 1995. These amounts are presented in the statement of operations as discontinued operations, net of applicable income tax benefits of approximately $14,000 and $55,000 for 1996 and 1995.

At June 30, 1996, the net assets of PDM consists of the following:

  Receivables                                  $ 1,867,000
  Inventories                                      262,000
  Depreciated cost of equipment                    320,000
  Current liabilities                             (230,931)
  Deferred revenues                            $  (208,485)

Item 8.   Changes in and Disagreements with Accountants on Accounting and
          ---------------------------------------------------------------
Financial Disclosures
- ---------------------

     During the year ended June 30, 1996, the Company changed its certifying accountant. Effective November 3, 1995, Henry Vanderzee ceased to serve as the independent accountant to audit the Company's financial statements. Mr. Vanderzee served as the Company's independent certifying accountant for the fiscal years ended June 30, 1995 and June 30, 1994, as well as prior years. The former accountant was removed by action of the Board of Directors, effective November 3, 1995. On such date, the Board of Directors appointed McGladrey & Pullen, L.L.P. as the Company's independent certifying accountant for its financial statements for the year ended June 30, 1996. McGladrey & Pullen, L.L.P. had audited the financial statements of Oregon Micro Systems, Inc. and Micro Motors, Inc., two subsidiaries acquired by the Company on July 26, 1995,
for the fiscal years of such companies ended March 31, 1995.   Shareholders
ratified the appointment of McGladrey & Pullen, L.L.P. at the Annual Meeting of Shareholders on February 27, 1996.

     The accountants' report on the Company's financial statements for the year ended June 30, 1996, and the former accountant's report on the financial statements for the years ended June 30, 1995 and June 30, 1994, contained no adverse opinion or disclaimer of opinion, and none of such reports was qualified or modified as to uncertainty, audit scope or accounting principals. During the years ended June 30, 1994 and June 30, 1995, and the subsequent interim period preceding resignation of the former accountant, there were no disagreements with the former accountant on any matter of accounting principles or practices, financial statement disclosure or audit scope or procedure. During the year ended June 30, 1996, there were no disagreements with McGladrey and Pullen, L.L.P. on any matter of accounting principles or practices, financial statement disclosure, or audit scope or procedures. The Company's Board of Directors has requested that McGladrey Pullen, L.L.P. serve as the Company's certifying accountants for the year ending June 30, 1997, and that firm has consented to so serve.

                                   PART III

Item 9.  Directors, Executive Officers and Control Persons; Compliance with
         ------------------------------------------------------------------
         Securities Exchange Act of 1934
         -------------------------------

Officers and Directors
- ----------------------

       As of June 30, 1996, the officers and directors of the Company were as follows:



         NAME           AGE             POSITION
- ----------------------  ---  -------------------------------

Kent E. Searl            55  Chairman of the Board, Director

Ronald G. Coss           59  Vice Chairman, Director

Charles E. Strait        48  President, Director

George J. Isaac          51  Vice President, Director

Richard N. Reinhardt     64  Director

Robert A. Hovee          54  Director

John B. Zaepfel          60  Director


          Kent E. Searl is a co-founder of the Company and served as President
          -------------
until July 1995. He has served as a director of the Company or its predecessor since its inception in 1978. In addition to serving as Chairman of the Board, Mr. Searl is an ex officio non-voting member of the Compensation Committee of the Board of Directors. Since August 1969, he has also served as Chairman of the Board of Directors of Professional Sales Associates, Inc. ("PSA"), a national dental equipment manufacturers' representative, which he co-founded. PSA began marketing products of Micro Acquisition subsidiary in 1995 and had marketed dental equipment products of Micro Motors prior to the merger. Mr. Searl currently also serves as an officer and director of two other businesses. Mr. Searl was elected by the shareholders of the Company to serve as a Class III Director until June 30, 1999 or the election and qualification of his successor.

          Ronald G. Coss founded Micro Motors in 1971 and has served as its
          --------------
Chairman since inception. Mr. Coss has served as the Vice Chairman of the Company's Board of Directors since July 26, 1995, and is currently serving as President of Micro, pending selection of a successor. Mr. Coss also serves as an ex officio non-voting member of the Audit Committee of the Board of Directors. Mr. Coss has been the primary engineer in development of Micro's products since its inception and invented the technologies which are the subject of the letters patent now owned by Micro. Mr. Coss is currently one of the Trustees of the Micro Motors Employee Stock Ownership Plan, a shareholder of the Company. Mr. Coss was elected by the shareholders of the Company, to serve as a Class III Director until June 30, 1999 or the election and qualification of his successor.

          Charles E. Strait has served as the President of Micro Motors, Inc.
          -----------------
since 1991, began serving on that company's Board of Directors in 1991 and became a member of the Company's Board of Directors on July 26, 1995. He has extensive financial consulting experience and served as managing partner of The Westhaven Group, a management consulting firm specializing in strategic planning, acquisition analysis and management team building in Westminster, California. Mr. Strait received his B.S. in Business Administration from Loyola University of Los Angeles with a dual major in General Management and Finance. Mr. Strait was elected by the shareholders of the Company, to serve as a Class I Director until June 30, 1998 or the election and qualification of his successor.

          George J. Isaac has served as a consultant to the Company and its
          ---------------
predecessor since 1978, and became a member of the Company's Board of Directors
on July 26, 1995.   He serves as an ex officio member of both the Audit
Committee and the Compensation Committees of the Board of Directors, and is Vice President, Secretary and Chief Financial Officer of the Company. Mr. Isaac has been a certified public accountant with Joseph B. Cohan and Associates, Worcester, Massachusetts since 1969, became a partner in 1977 and served as its president from 1991 to 1996. He is a member of the Board of Directors of Professional Sales Associates, Inc. and the Commerce Bank and Trust of Worcester, MA, and recently completed a term as a member of the Board of Directors of the Medical Center of Central Massachusetts. Mr. Isaac's accounting firm specialized in handling medical and dental related accounts.
Mr. Isaac received a B.S. in Business Administration from Clark University in Worcester, Massachusetts. Mr. Isaac was elected by the shareholders of the Company, to serve as a Class I Director until June 30, 1998 or the election and qualification of his successor.

          Richard N. Reinhardt has served as a Director of the Company and its
          --------------------
predecessor since 1990. He is a member of the Audit Committee and the Compensation Committee of the Board of Directors. Mr. Reinhardt has served as President and director of Professional Sales Associates, Inc. ("PSA") since he co-founded that firm in 1969. PSA is a national manufacturers' representative organization that represents manufacturers in the dental equipment market. Mr. Reinhardt was elected by the shareholders of the Company, to serve as a Class II director until June 30, 1997 or the election and qualification of his successor.

          Robert A. Hovee began serving on the Company's Board of Directors on
          ---------------
February 27, 1996. He serves as a member of both the Audit Committee and the Compensation Committee. Currently, Mr. Hovee serves as President of the Orange County Biomedical Industry Council and the Orange County Biocommerce Association, both California non-profit associations. Formerly Mr. Hovee was Chief Executive Officer and President of Life Support Products, Inc. a maker of emergency medical products of which he was a co-founder, prior to its acquisition by Allied Healthcare Products, Inc. He has also served as a director and chairman of Infrasonic, Inc., an infant respirator manufacturer. Mr. Hovee, who is active in many charities, serves as a co-chair of a University of California-Irvine Center for the Health Sciences fund-raising project. Mr. Hovee received a B.A. in Business Administration and a B.A. in Business Administration-International Business from the University of Washington, Seattle, Washington as well as a Bachelor of Foreign Trade and a Master of Foreign Trade from the American Graduate School of International Management (Thunderbird) in Glendale, Arizona. Mr. Hovee was elected by the Board of Directors, to serve as a Class II Director until the first to occur of the next shareholders' meeting, June 30, 1997 or the election and qualification of his successor.

          The following additional individual has been elected to serve as a member of the Board of Directors since June 30, 1996:

          John B. Zaepfel has served as director of the Company since August 27,
          ---------------
1996, and commenced service on the Company's Compensation and Audit Committees on September 16, 1996. Previously, Mr. Zaepfel served on the advisory committee advising the Board of Directors of Micro Motors, Inc., prior to its merger into Micro in July of 1995. Mr. Zaepfel spent fifteen years as the Chief Executive Officer of CPG International, Inc., which he founded in 1985 in a leveraged buy-out of a division of a wholly owned subsidiary of Times Mirror, Inc. Prior to its private sale in 1989, CPG International, Inc. was a $90 million operating company, manufacturing and marketing art, engineering and media supplies. Prior to forming CPG International, Inc., Mr Zaepfel was President and CEO of Chartpak and Picket Industries, wholly owned subsidiaries of Times Mirror, Inc. Mr. Zaepfel previously served as a director of Ideal School Supplies, Inc., when it was a publicly traded company, and was director of six privately held companies. Currently, Mr. Zaepfel is Chairman of the Board of Acordia of Southern California, a wholly owned subsidiary of Anthem, Inc., listed on the New York Stock Exchange, Inc. Mr. Zaepfel also previously served as a director of Varitronics, Inc. previously quoted on NASDAQ and currently serves as a director of Remedy Temp, Inc., a public company quoted on NASDAQ, Inc. Mr. Zaepfel is a graduate of the University of Washington and holds a Master in Business Administration from the University of Southern California. Mr. Zaepfel was elected by the Board of Directors, to serve as a Class II Director until the first to occur of the next shareholders' meeting, June 30, 1997 or the election and qualification of his successor.

Business Experience of Key Management of Subsidiaries.
 ------------------------------------------------------

          Set forth below is information concerning certain key management personnel of the Company's operating subsidiaries:

          Dr. M. Larry Kyle has served as Vice President and Chief Executive
          -----------------
Officer of PDM since its inception as a dental clinic management business in 1978. He is a licensed dentist in the State of California and is responsible for PDM's relationships with its independent contractor dentists and for supervision of administration of PDM's dental centers. Dr. Kyle served as a director of the Company and its predecessor from 1990 through 1995.

          Charles J. Bull founded Challenge Products, Inc. in 1978 and has
          ---------------
served as its President, and Chief Executive Officer since its inception as a dental products business. Mr. Bull has developed more than 40 chemical products used in the industry, as well as a process for high speed filling of a patented prophy ring. See "Item 12 - Certain Relationships and Related Party
              ---
Transactions."

          Gary Garleb has served as Vice President and General Manager of OMS,
          -----------
since it was acquired by the Company in July of 1995. Prior to that time, he served as Vice President for Operations and Manufacturing of Micro Motors from 1974 to 1995. Mr. Garleb is currently a Trustee of the Micro Employee Stock Ownership Plan ("Micro ESOP"), a shareholder of the Company, which has demand registration rights in respect of its restricted shares.

          Rick Coss has served as Director of Corporate Development for the
          ---------
Company, since October 1995. Mr. Coss had served as a Vice President of Micro Motors, prior to its July 26, 1995 acquisition by Micro. His current responsibilities include development of training programs, coordination of information systems and special projects. Mr. Coss holds a B.A. from the University of California. Mr. Coss' father is Mr. Ronald G. Coss, the Company's Vice Chairman.

          Carl Chestelson has served as Chief Financial Officer of Micro or its
          ---------------
predecessor since 1982. Mr. Chestelson holds a B.A. degree in Business Administration from California State University-Northridge. Mr. Chestelson is currently one of the Trustees of the Micro ESOP.


Compliance with Section 16
- --------------------------

     Based solely upon its review of Forms 3, 4, and 5 and written representations of officers and directors, the Company is not aware of any failure of any officer, director or owner of 10% or more of the outstanding securities of the Company to make timely filings in accordance with the requirements of Section 16.

Item 10.  Executive Compensation
          ----------------------

          The following table summarizes executive compensation paid by the Company during the last three fiscal years to the Company's Chairman and the four other most highly compensated executives.

                          SUMMARY COMPENSATION TABLE

                                      Annual Compensation                          Long Term Compensation
                                      -------------------                          ----------------------
                                                                                    Awards            Payouts
                                                                                    ------            -------


                                                     Other
                                                     Annual     Restricted   Securities              All Other
Name and                                            Compen-       Stock      Underlying     LTIP      Compen-
Principal Position         Year   Salary   Bonus  sation /(1)/    Awards    Options/SAR    Payouts  sation /(7)/
- ------------------         ----  --------  -----  ------------  ----------  -----------    -------  ------------

Kent E. Searl              1996  $150,000     -         -            -      100,000 /(3)/      -          -
Chairman and Chief         1995  $   0.00     -         -            -       50,000            -          -
Executive Officer/(2)/     1994  $   0.00     -         -            -       52,051            -          -

Ronald G. Coss             1996  $360,000     -         -            -         None            -          -
Vice Chairman /(4)/        1995  N/A          -         -            -          N/A            -          -
                           1994  N/A          -         -            -          N/A            -          -

Charles E. Strait          1996  $175,000     -         -            -          None/(5)/      -          -
President,                 1995  N/A          -         -            -          N/A            -          -
Director/(5)/              1994  N/A          -         -            -          N/A            -          -

George J. Isaac            1996  $170,000     -         -            -       200,000/(3)/      -          -
Vice President,            1995  N/A          -         -            -        50,000           -          -
Chief Financial            1994  NA           -         -            -           -             -          -
Officer, Secretary-
Treasurer,
Director /(6)/

Dr. M. Larry Kyle          1996  $114,000     -         -            -         None            -          -
 President of PDM          1995  $114,672     -         -            -        50,000           -          -
 Subsidiary                1994  $106,120     -         -            -        50,000           -          -

______________________
(1) The aggregate amount of perquisites or other personal benefits received by any officer or director for which no other annual compensation is indicated did not exceed the lesser of $50,000 or 10% of such officer or director's annual salary.
(2) Mr. Searl received no compensation from the Company during the fiscal years ended June 30, 1995 and 1994. Mr. Searl was granted options under the 1994 Stock Option Plan in 1995 and under the Directors' Stock Option Plan in 1994.
(3) Options in the amount of 100,000 and 200,000 shares were granted to Messrs. Searl and Isaac, respectively during the Company's fiscal year ended June 30, 1996, under the 1994 Stock Option Plan.
(4) Mr. Coss received no compensation from the Company prior to the year ending June 30, 1996, as he was not then an employee of the Company and did not serve on its Board of Directors. The Company is also obligated to pay Mr. Coss $1 million over five years, commencing on July 26, 2001, under a Non-Competition Agreement in connection with the merger of Micro Motors with and into the Company's Micro Acquisition subsidiary. In addition, the Company assumed two notes of Micro Motors payable to Mr. Coss in the aggregate amount of $938,450, relating to termination of Mr. Coss' long term employment agreement with Micro Motors and prior unpaid earned compensation.
(5) Mr. Strait received no compensation from the Company prior to the current fiscal year ending June 30, 1996, as he was not then employed by the Company and did not serve on its Board of Directors. Mr. Strait, as President of Micro Motors, was compensated at a salary of $151,123 for the fiscal year ended March 31, 1995 and $140,961 for the fiscal year ended March 31, 1994. The options set forth in this chart do not include the Micro Options granted in July of 1994, which were converted to options to acquire 295,560 shares of the Company's common stock, under the 1994 Stock Option Plan, pursuant to the vote of Shareholders at the Company's annual meeting on February 27, 1996.
(6) Mr. Isaac received no compensation from the Company prior to the current fiscal year ending June 30, 1996, as he was not then employed by the Company and did not serve on its Board of Directors. During the fiscal year ended June 30, 1995, Mr. Isaac was granted options to acquire 50,000 shares under the 1994 Stock Option Plan, in connection with his acceptance of employment by the Company. See also note 3 to this chart.
(7)  Employer contributions to the Pro-Dex, Inc. 401(k) Plan.


Employment Agreements
- ---------------------

     Effective July 26, 1995, the Company entered into long term employment agreements with a number of its executive officers and extended existing employment agreements with certain other officers. The Company paid salaries in an aggregate amount of $1,080,000 for all its officers and directors for the year ending June 30, 1996.

     Approximately 49.5% of executive compensation paid during the year ending June 30, 1996 was paid to two officers of the Company who were officers of Micro Motors prior to its merger with and into Micro. In connection with the closing of the merger of Micro Motors with and into Micro, the Company agreed to pay compensation for the year ending June 30, 1996 of $360,000 and $175,000, respectively, to Messrs. Ronald G. Coss and Charles E. Strait, the former Chairman and President respectively of Micro Motors, who now serve as Vice Chairman and President of the Company. Mr. Coss had been compensated by Micro Motors at a salary of $560,000 for the fiscal year ending March 31, 1995 and $456,000 for the fiscal year ending March 31, 1994. Compensation to Mr. Coss under the employment agreement is adjustable upward for inflation each July 1 of the five year term of his employment agreement. On July 1, 1996, Mr. Coss' salary was adjusted to provide that he will be paid $363,000, not including other benefits, payments or compensation, for the year ending June 30, 1997.
Mr. Coss' employment agreement is renewable until terminated.

     In addition to compensation to Mr. Coss under his employment agreement, the Company is obligated to pay Mr. Coss $1 million over five years, commencing on July 26, 2001 under a Non-Competition Agreement in connection with the merger of Micro Motors with and into the Company's Micro subsidiary. Upon the merger, the Company also assumed two notes payable by Micro Motors to Mr. Coss in the aggregate amount of $938,450, relating to termination of Mr.

Coss' long term employment agreement with Micro Motors and prior unpaid earned compensation. See "Item 12 Certain Relationships and Related Party
              ---
Transactions."

     In addition to the direct compensation Mr. Coss is to receive under his employment agreement with the Company, he is to have reimbursement of reasonable travel and entertainment expenses, a vehicle and auto expenses for business use, country club dues and reasonable country club expenses, annual physical with a prior recuperative period and paid accommodations, and six weeks annual leave. In the event Mr. Coss does not use all or part of his six weeks annual leave, his employment agreement permits him to elect to be paid cash in lieu of leave not taken. Mr. Coss is required to reasonably forecast the amount of any cash in lieu of leave, for purposes of the Company's financial forecasts. Mr. Coss did not notify the Company that he elected to be paid cash in lieu of leave not taken during the year ending June 30, 1996 and has indicated that he is unable to forecast his leave for the year ending June 30, 1997.

     On July 26, 1995, the Company entered into a long-term employment agreement with Kent E. Searl, its Chairman. Until such date, Mr. Searl had received no compensation for his services to the Company, other than grant of options exercisable at the last bid price as of the date of grant. During the year ended June 30, 1995, Mr. Searl was granted options to acquire 50,000 shares of the Company's Common Stock, under the 1994 Stock Option Plan. On November 21, 1994, Mr. Searl was granted options to acquire 100,000 shares, under the 1994 Stock Option Plan, exercisable at the last bid price on the date of grant. Mr. Searl is officed in the Company's headquarters offices in Boulder, Colorado, and travels frequently to all the Company's subsidiaries. Under his employment agreement with the Company, Mr. Searl was paid $150,000 for the year ended June 30, 1996. His salary under the employment agreement is to be $160,000 per annum through June 30, 1997, and $170,000 per annum for the remainder of the three year term of his employment agreement. The employment agreement accords Mr. Searl three weeks annual leave, but provides for no alternative of cash in lieu of leave untaken. In addition, Mr. Searl's employment agreement provides that he may receive use of a car at Company expense, although to date Mr. Searl has received limited reimbursement for use of a vehicle not provided by the Company. Mr. Searl is also entitled to such other benefits as the Company's Board of Directors determines to offer the Company's executive employees, and reimbursement of reasonable expenses.

     On July 26, 1995, Mr. Charles E. Strait entered into a long term employment agreement with the Company. Currently, Mr. Strait serves as the Company's President and is officed in the facilities occupied by the Company's Micro subsidiary, but travels frequently to all of the Company's subsidiaries and its Boulder, Colorado headquarters. The employment agreement provides that Mr. Strait's salary as the Company's President and Chief Operating Officer will be $175,000 annually through June 30, 1996, $185,000 July 1, 1996 through June 30, 1997, and $195,000 for the remainder of the three year term of the employment agreement. Mr. Strait was compensated by Micro Motors at a salary of $151,123 for the fiscal year ending March 31, 1995 and $140,961 for the fiscal year
ending March 31, 1994.   On February 27, 1996, the Company's shareholders voted
to convert certain Micro Motors options previously held by Mr. Strait into
options to acquire 295,560 options of the Company's common stock.   Mr. Strait's
employment agreement provides for three weeks annual leave, but does not permit Mr. Strait to elect to receive cash in lieu of leave untaken. Mr. Strait's employment agreement provides that he may receive use of a vehicle at Company expense and the Company has leased a vehicle primarily for his use in business. Mr. Strait is also to receive reimbursement of reasonable expenses in connection with his employment and such other benefits as the Company's Board of Directors determines to make available to the Company's executive employees.

     On July 26, 1995, George J. Isaac began serving as the Company's Vice President and Chief Financial Officer, and on September 21, he was elected the Company's Secretary-Treasurer by the Board of Directors. Mr. Isaac was granted options to acquire 50,000 shares of the Company's Common Stock, exercisable at the last bid price as of the date of grant, upon his acceptance of employment, during the fiscal year ended June 30, 1995, but received no other compensation
as an employee during such year.   Mr. Isaac was granted options to acquire
200,000 shares exercisable at the last bid price as of the date of grant, on November 21, 1995. The employment agreement with Mr. Isaac provides that he is to receive a salary of $170,000 through June 30, 1996, $180,000 July 1, 1996 through June 30, 1997, and $190,000 for the remainder of the three year term of the employment agreement. Mr. Isaac's employment agreement allows three weeks annual leave, but any leave not taken is to be forfeited without compensation. The employment agreement with Mr. Isaac provides that he may receive use of a Company vehicle for business purposes. In addition, Mr. Isaac is entitled to reimbursement of reasonable expenses at the discretion of the Board of Directors and such other benefits as the Board of Directors determines to make available to its executive employees.

     The Company employs Dr. Kyle as Chief Operating Officer of its PDM subsidiary, with responsibility for the dental clinics, under an informal extension of an employment agreement with him which expired by its terms on June 30, 1992. The employment agreement with Dr. Kyle provided for annual cash compensation to Dr. Kyle of $100,000, together with a bonus of 10% of PDM's pre-tax earnings in excess of $300,000 during each fiscal year covered by the agreement. During the year ended June 30, 1996, Dr. Kyle was paid $114,000 and during the year ended June 30, 1995, Dr. Kyle was paid $114,672 under such agreement, including both the salary and bonus. In addition, Dr. Kyle was granted options to acquire 50,000 shares of the Company's Common Stock, exercisable at the last bid price as of the date of grant.

     On August 1, 1993, the Company entered into an employment agreement with Mr. Charles L. Bull, President and Chief Operating Officer of Challenge Products. Pursuant to that agreement, Mr. Bull is to be paid $100,000 annually through December 31, 1998, with month to month renewal thereafter unless terminated on 60 days prior written notice. Challenge Products is also required to maintain a $300,000 split-dollar life insurance policy on Mr. Bull, payable in accordance with his direction. The employment agreement provides that Mr. Bull cannot compete, directly or indirectly, with Challenge for three years following termination of employment.

 Compensation to Directors
 -------------------------

     Beginning July 1, 1990, the Company established a fee of $1,000 per year for each director. Through the year ended June 30, 1995, directors waived their fees. During the year ended June 30, 1995, the three then serving directors were granted options to acquire an aggregate 150,000 shares in recognition of substantial efforts in obtaining the Micro and OMS acquisitions. In addition, a new employee-director was granted options to acquire 50,000 shares for his services in connection with such acquisitions and to induce him to accept appointment to serve as the Company's Chief Financial Officer. In addition, during the year ended June 30, 1995, the Company granted options to acquire 1,754 shares to Richard Reinhardt in accordance with the plan for such options previously adopted by the Board with respect to non-employee directors. All such options are exercisable at the last sale price on the date of grant.

     During the year ended June 30, 1996, the Board of Directors determined that experienced outside directors expect to receive directors' fees and stock options in connection with such service. On September 21, 1995, the Board of Directors adopted a proposal to pay directors' fees to non-employee directors in the amount of $20,000 to each non-employee director annually for six regular meetings and three meetings each of the Board's audit and Compensation Committees. During the year ended June 30, 1996, $40,000 was paid as non-employee director compensation. Employee directors receive only their usual salaries and expenses in attendance at Board and Committee meetings for service on the Board of Directors. In addition, in August 1996, the Board adopted a proposal to grant 20,000 shares exercisable at the market price on the later of the date on which a non-employee director commences service or the date the grant was authorized, for each new non-employee director. During the year ended June 30, 1996, Messrs. Reinhardt and Hovee were each granted options to acquire 1,200 shares of the Company's common stock, under the Directors' Stock Option Plan, exercisable at $4.17 share, the last sale price for the Company's common stock quoted for NASDAQ on June 30, 1996, the date of grant, pursuant to the previously adopted plan for grant of options.

 Options Granted During the Last Fiscal Year.
 -------------------------------------------

     The following table provides information on options granted to the Directors during the year ended June 30, 1996.

                OPTIONS GRANTED DURING YEAR ENDED JUNE 30, 1996

                              Options   Exercise                Potential
                              Granted     Price    Expiration  Value /(1)/
Name                            (#)       $/SH)       Date         ($)
- ----------------------------  --------  ---------  ----------  -----------
Kent E. Searl/(2)/            100,000      $2.13     11-21-05   $  416,000
Charles E. Strait /(3)/       295,560      $2.50      7-14-04    1,081,750
George J. Isaac /(2)/         200,000      $2.13     11-21-05      832,000

Richard N. Reinhardt/ (4)/      1,200      $4.17      6-30-06        3,144

Robert A. Hovee /(4)(5)/        1,200      $4.17      6-30-06        3,144

- -----------------
(1) Potential value is based on the assumption that the price of the stock will appreciate at an annual compounded rate of 5% until the applicable expiration dates.
(2) Mr. Searl and Mr. Isaac were granted the indicated options pursuant to the 1994 Stock Option Plan.
(3) Mr. Strait acquired the indicated options pursuant to the vote of the Company's shareholders at the Annual Meeting to convert previously granted options to acquire Micro shares to options under the 1994 Stock Option Plan.
(4) Mr. Reinhardt and Mr. Hovee were granted the indicated options pursuant to the Directors' Stock Option Plan.
(5) This table does not include the grant to Messrs. Hovee and Zaepfel of options to acquire 20,000 shares each in August of 1996, exercisable at $3.31 and $3.93, respectively.

     The following table provides information on exercise of stock options during the year ended June 30, 1996 by executives and directors and value of unexercised options at June 30, 1996:

          SHARES ACQUIRED ON EXERCISE OF OPTIONS AND VALUE OF OPTIONS
                       HELD BY EXECUTIVES AND DIRECTORS
                               at June 30, 1996

                                             Number of Shares        Value of
                                                Underlying       Unexercised In
                                               Unexercised         the Money
                                                Options at          Options at
                                                FY-End (#)          FY-End(1)
                                             -----------------   --------------
                        Exercise    Value      Exercisable/        Exercisable/
Name                       (#)     Realized    Unexercisable      unexercisable
- ----------------------  ---------  --------  -----------------   --------------
Kent E. Searl                  -          -         202,051/0        $378,569/0
Charles E. Strait              -          -         295,560/0         493,585/0
George J. Isaac                -          -         250,000/0         491,500/0
Richard N. Reinhardt           -          -         105,005/0         175,884/0
Robert A. Hovee                -          -           1,200/0               0/0

- ----------------------
(1) The indicated value has been determined based upon the difference between the exercise price and the fair market value of the securities underlying the options on June 30, 1996.
(2) Potential value is based on the assumption that the price of the Company's common stock will appreciate at an annual compounded rate of 5% until the applicable expiration date of such options.

                                -----------------

1988 Stock Option Plan.
- -----------------------

     In 1988, the Company adopted its 1988 Stock Option Plan (the "Plan") pursuant to which the Company's Board of Directors was authorized to issue options to purchase up to 150,000 shares of the Company's Common Stock to employees, directors and consultants of the Company. The option exercise price must equal fair market value of the Common Stock on the date of grant. No options to purchase shares of Common Stock were granted under the 1988 Plan during the fiscal year ended June 30, 1996. At June 30, 1996, options to purchase an aggregate of 80,000 shares of the Company's Common Stock were outstanding under this Plan, with options to purchase 30,000 shares exercisable at $0.25 per share by a former director and options to purchase 25,000 shares each, exercisable at $1.74 per share by two unrelated parties. On July 5, 1996, the Company registered the shares underlying the options theretofore granted under the 1988 Stock Option Plan on a Form S-8 filed with the Securities and Exchange Commission. Although none of the options under the Plan had been exercised prior to June 30, 1996, all but 25,000 of such options have now been exercised. The Company's Board of Directors intends to eliminate the 1988 Stock Option Plan during the year ending June 30, 1997.

1994 Stock Option Plan.
- -----------------------

     On May 25, 1994, the Company's shareholders adopted its 1994 Stock Option Plan (the "Plan"), pursuant to which the Company's Option Committee was authorized to issue options to purchase up to 500,000 shares of the Company's Common Stock to employees of the Company. At the Annual Meeting of shareholders on February 27, 1996, the shareholders approved an increase in the number of shares authorized for grant of options under the Plan to 1.5 million shares. In addition, the shareholders also approved conversion of options to acquire shares of Micro, granted to Micro employees prior to the acquisition to options to acquire 591,120 shares of the Company's common stock at an exercise price of $2.50 per share, under the 1994 Stock Option Plan. The 1994 Stock Option Plan was adopted to advance the interests of the Company and its shareholders by affording employees an opportunity for investment in the Company. The Compensation Committee has sole discretion to select which employees of the Company will be granted options, the number of shares subject to option, the timing of such option grants, when the options may be exercised, and the exercise price. The exercise price of options must be at least equal to the fair market value of the Common Stock on the date of grant. The maximum term of options granted under the Plan is ten years. In addition to the conversion of Micro Options approved by shareholders on February 27, 1996, the Board of Directors granted options to purchase 300,000 shares to employees, with an exercise price of $2.75 per share, during the current fiscal year ended June 30, 1996. As of June 30, 1996, there were outstanding options under the 1994 Stock Option Plan to acquire 1,141,120 shares of the Company's common stock.

Directors' Stock Option Plan.
- -----------------------------

     On May 25, 1994, the Company's shareholders adopted its Directors' Stock Option Plan (the "Plan") pursuant to which the Company was authorized to issue options to purchase up to 200,000 shares of the Company's Common Stock to non-employee Directors of the Company.

At the February 26, 1996 Annual Meeting, the Company's shareholders approved an increase in the number of shares authorized for grant of options under the Directors' Stock Option Plan to 500,000 shares. The Plan was adopted to advance the interests of the Company and its shareholders by attracting qualified non-employee Directors, whose participation and guidance contribute to the successful operation of the Company. The Board of Directors has previously adopted a resolution which provides that options to purchase $5,000 share value of Common Stock shall be granted to non-employee Directors, effective July 1 of each year. The exercise price of options must be at least equal to the fair market value of the Common Stock on the date of grant. The maximum term of each option is ten years. During the year ended June 30, 1996, options to purchase 1,200 shares were granted to each of Messrs. Reinhardt and Hovee, with an exercise price of $4.17 per share. Subsequent to June 30, 1996, the Board of Directors granted options in the amount of 20,000 shares each to Messrs. Hovee and Zaepfel, upon commencement of their service on the Board of Directors of the Company as outside directors, with an exercise price of $3.31 and $3.93, respectively, the last price reported on NASDAQ for the date prior to the later of commencement of service on the Board of Directors or the grant of options by the Board of Directors. While the Board of Directors believes that the Directors' Stock Option Plan currently permits the grant of options on commencement of an experienced outside director's service on the Board of Directors, it intends to seek shareholder approval at the next Annual Meeting for an amendment to the Directors' Stock Option Plan to explicitly provide for
such grants.   As of June 30, 1996, there were outstanding options under the
Directors' Stock Option Plan to acquire 55,856 shares of the Company's common stock.


Item 11.  Security Ownership of Certain Beneficial Owners and Management
          --------------------------------------------------------------

     Set forth in the following table is information as of June 30, 1996, with respect to the beneficial shareholdings of the Company's common stock, by all directors, individually, and all officers and directors as a group, and beneficial owners of 5% or more of such common stock.

              BENEFICIAL SHAREHOLDINGS OF DIRECTORS, OFFICERS AND
                     OWNERS OF MORE THAN 5% OF COMMON STOCK

                                                                 Percent
    Name and Address                      No. of shares         of Class(1)
- --------------------------         --------------------------  -----------
Kent E. Searl
1401 Walnut St., Suite 500
Boulder, CO 80302                          983,930/(2)(4)(5)/     10.87%

Ronald G. Coss
1401 Walnut St., Suite 500
Boulder, CO 80302                             2,493,528/(6)/      27.55%

Richard N. Reinhardt
1401 Walnut St., Suite 500
Boulder, CO 80302                       487,184/(2)(4)(5)(7)/      5.38%

Charles E. Strait
1401 Walnut St., Suite 500
Boulder, CO 80302                                295,560/(8)/      3.27%

George J. Isaac
1401 Walnut St., Suite 500
Boulder, CO 80302                                251,000/(4)/      2.77%

Mr. Robert A. Hovee
1401 Walnut St., Suite 500
Boulder, CO 80302                               1,200/(7)/         0.13%

All officers and directors as a
group (6 persons)                                4,187,173        46.42%
                                      /(2)(3)(4)(5)(6)(7)(8)(9)/

Micro Motors Employee
Stock Ownership Plan
151 E. Columbine                               1,099,805/(6)/     12.15%
Santa Ana, California

- --------------------------
(1)  Calculated pursuant to Rule 13d-3 under Exchange Act.
(2) Includes 250,000 shares of Common Stock, 58,229 shares of Preferred Stock convertible share-for-share into Common Stock at any time, and Warrants to acquire 13,000 shares of Common Stock owned of record by Professional Sales Associates, Inc. ("PSA"). Messrs. Searl and Reinhardt are officers and directors of PSA and may be deemed to beneficially own PSA's shares. Mr. Searl, individually, owns of record 400,750 shares of Common Stock and 19,900 shares of Preferred Stock. Mr. Reinhardt, individually, owns of record 56,950 shares. In addition, Mr. Reinhardt's spouse, individually, owns 4,000 shares which are attributed to him in this chart.
(4) Includes options held by Messrs. Searl, Reinhardt and Isaac to purchase 50,000 shares (each) shares of the Company's Common Stock at $2.50 per share. Also includes options held by Messrs. Searl and Reinhardt to purchase 50,000 shares (each) at $1.75 per share. Also includes options held by Messrs. Searl and Isaac to purchase 100,000 and 200,000, respectively, of the Company's Common

     Stock at $2.13 per share. These shares have been added to outstanding shares in calculating each director's individual percentage of beneficial ownership.
(5) Includes options held by Messrs. Searl and Reinhardt to purchase 2,051 shares (each) of the Company's Common Stock at $2.43 per share and Mr. Reinhardt to purchase 1,754 shares of the Company's Common Stock at $2.85 per share. These shares have been added to outstanding shares in calculating each director's individual percentage of beneficial ownership.
(6) Includes 604,893 shares of the Company's Common Stock held by the Micro Motors ESOP which are held by such ESOP for the benefit of Mr. Coss. Such shares held by the ESOP for the benefit of Mr. Coss are included in the total opposite Mr. Coss' name and also included in the total opposite the name of the Plan. Mr. Coss is one of three Trustees of such Plan, and does not have sole voting or dispositive power over shares held by the Plan.
(7) Includes options of Messrs. Reinhardt and Hovee to acquire 1,200 shares each of the Company's Common Stock at $4.17 per share.
(8) Includes options of Mr. Strait to acquire 295,560 shares of the Company's Common Stock at $2.50 per share, pursuant to conversion of options to acquire Micro granted prior to the Micro acquisition, approved by the Company's shareholders on February 27, 1996.
(9) The officers and directors as a group currently have in the aggregate, together with their affiliates, voting power with respect to 2,601,335 currently issued and outstanding shares of Common Stock, not including in such number the convertible preferred stock or options treated as shares of Common Stock attributed to them for the purpose of this chart. Shares held by the Micro Motors ESOP have not been included in computing the voting power number in this footnote or in stating the vote controlled by officers and directors elsewhere in this proxy statement, but shares held by the Micro Motors ESOP for the benefit of Mr. Coss are included the amount of his beneficial ownership and the total held by all officers and directors as a group reported in the chart.

                                ----------------

     Set forth in the following table is information as of June 30, 1996 with respect to the beneficial shareholdings of all directors, individually, and all officers and directors as a group, and beneficial owners of more than five percent of the Company's Series A Preferred Stock.


              BENEFICIAL SHAREHOLDINGS OF DIRECTORS, OFFICERS AND
                   OWNERS OF MORE THAN 5% OF PREFERRED STOCK


                                                          Percent
Name and Address                        No. of shares    of Class
- --------------------------             ----------------  ---------

Kent E. Searl
1401 Walnut Street, Suite 500
Boulder, CO 80302                           78,129(1)       100.0%

Richard N. Reinhardt
1401 Walnut Street, Suite 500
Boulder, CO 80302                          58,229 (1)        74.5%

All officers and directors as a
group (3 persons)                          78,129 (1)       100.0%


Professional Sales Associates, Inc.
1401 Walnut Street, Suite 500
Boulder, CO 80302                             58,229         74.5%
- --------------------------

(1) Includes 58,229 shares owned of record by Professional Sales Associates, Inc. ("PSA"). Messrs. Searl and Reinhardt are officers and directors of PSA and may be deemed to beneficially own PSA's shares. Mr. Searl, individually, owns of record 19,900 shares (24.2% of the outstanding shares of Preferred Stock). Mr. Reinhardt owns no shares of Preferred Stock individually.

Item 12.  Certain Relationships and Related Party Transactions
          ----------------------------------------------------

     In 1993, when the Company acquired Challenge, Mr. Charles Bull and Challenge entered into a royalty agreement and license agreement, both effective
July 1, 1993 and extending to December 31, 1998.   Under the license agreement,
Mr. Bull granted Challenge Products an exclusive license to manufacture, distribute and market a patented prophy ring in return for execution of the acquisition agreements and a royalty agreement providing for certain payments in respect of sales targets never achieved. In June 1996, Mr. Bull, the Company and Challenge entered into a letter agreement by which they agreed that the royalty agreement was rescinded as void ab initio, for failure to accurately reflect the intent of the parties. In addition, the parties agreed that the exclusive paid up license conferred by the license agreement should be evidenced by an assignment of all rights in the prophy ring patent. Mr. Bull continues to serve as President of Challenge, and received $110,000 in compensation for his services as President of Challenge, in the year ended June 30, 1996.

     On July 26, 1995, in connection with the merger of Micro Motors with and into Micro, the Company issued 3,350,000 shares of the Company's Common Stock in exchange for all the issued and outstanding stock of Micro Motors, all as more fully described in the Company's Form 8-K dated July 26, 1995, which is incorporated herein. The Micro Motors Employee Stock Ownership Plan (the "Micro ESOP") holds 1,099,805 of the shares issued in connection with the acquisition of Micro, and has certain limited demand registration rights in respect thereof, exercisable from July 26, 1996 through July 26, 1997, at the expense of the Micro ESOP. In addition, the Micro ESOP has limited concurrent registration rights, sharing costs on a pro-rata basis, in the event the Company should undertake an underwritten public offering prior to July 26, 2000. In addition, shareholders at the Company's Annual Meeting on February 27, 1996 approved conversion of outstanding options of Micro Motors Incentive Stock Option Plan into options to acquire 591,120 shares of the Company's Common Stock.

     Pursuant to the Merger Agreement, Ronald G. Coss entered into a Non-Competition Agreement pursuant to which he is to be paid $1 million over five years, with payment commencing in the sixth year after closing. In addition, Mr. Coss executed an employment agreement with the Company, pursuant to which he is to be paid $360,000 annually as Vice Chairman of the Company under his employment agreement, adjustable upward for inflation, representing a reduction from the more than $560,000 which he had been paid as the Chairman of Micro, despite his greater responsibilities with the Company. In addition to compensation payable under the employment agreement between the Company and Mr. Coss, he is entitled to certain executive employee benefits and perquisites.

     Prior to the merger transaction, Mr. Coss also entered into an agreement to terminate his long term employment contract with Micro Motors, for an additional $677,400, payable over five years, at 11% interest per annum. At the closing contemplated by the Merger Agreement, the Company assumed Micro Motor's obligation under the termination agreement, as well as Micro's obligation under a note for $261,050 in prior unpaid earned compensation. In connection with the closing of the transactions under the Merger Agreement, the Company also entered into a flexible Line of Credit Loan Agreement, whereby Mr. Coss may borrow as much as $500,000 from the Company, at 7% interest, with repayment of the loan to occur as an offset of obligations owed by the Company to Mr. Coss in respect of the Non-Competition Agreement and employment agreement.

     In connection with the acquisition of OMS, the Company borrowed $500,000 from an unrelated third party pursuant to a Loan Agreement and Promissory Note. Fifty percent (50%) of the outstanding balance of obligations to the lender, at any time, is jointly guaranteed by Professional Sales Associates, Inc. ("PSA") and Mr. Kent E. Searl (the Company's Chairman). In connection with the loan, the lender was granted a ten year warrant to acquire 26,000 shares of the Company's Common Stock exercisable at the market price of the Company's shares at $2.50 per share exercise price. Warrants to acquire 13,000 shares of the Company's Common Stock were issued to PSA exercisable at $2.50 per share. Messrs. Kent E. Searl, Richard N. Reinhardt and George J. Isaac, directors of the Company, are
directors of PSA.  No warrants were issued to Mr. Searl.   The unrelated third
party loan which PSA guaranteed was repaid on July 26, 1996, when the Company entered into a loan agreement with Harris Bank and Trust, N.A.

     The Company currently markets certain of the dental equipment manufactured by Micro through PSA, a firm for which Messrs. Searl, Reinhardt and Isaac are directors. The arrangements with PSA continue a relationship between PSA and Micro Motors established on an negotiated arms' length basis prior to the merger of Micro Motors into Micro. In electing to continue such relationship with PSA, the disinterested members of the Board of Directors determined the relationship is in the best interest of the Company. While the Company believes that the terms of the relationship between PSA and Micro are no less favorable to the Company than comparable relations with third parties, more favorable terms may have been obtainable on a negotiated basis with another third party sales organization.

     The Company leases its offices in Boulder, Colorado from PSA, a firm for which Messrs. Searl, Reinhardt and Isaac are directors, as sub-lessees under a master lease between PSA and a third party unrelated to PSA or the Company. The sublease between the Company and PSA is on a month to month basis. The Company's monthly lease payments are $1,883, which is equal to the amount of the lease payments due from PSA to the third party lessor, on a per square foot basis.
The Company's management believes that the monthly rental is comparable to rents charged for comparable properties in the market area. Nevertheless, the terms of the sub-lease, including price, may not be as favorable to the Company as lease terms which might have been negotiated with a third party in an arm's length transaction.

     Micro leases its offices and manufacturing facility in Santa Ana, California from Ronald G. Coss, currently a director of the Company, at a monthly rental of $27,383. The Company's management believes that the monthly rental is comparable to rents charged for comparable properties in the market area. Nevertheless, the terms of the lease, including price, may not be as favorable to the Company as lease terms which might have been negotiated with a third party in an arm's length transaction.

     On October 10, 1995, the Company granted warrants to acquire 100,000 shares to Mr. Carl Militello, pursuant to a Warrant Agreement between Mr. Militello and the Company. Such warrants are exercisable at the last bid price as of the date of grant of $2.13. Such warrants were issued as consideration to Mr. Militello for services to the Company, including investor relations and financial consulting services. Mr. Militello is not a related party.

     On May 11, 1996, the Company and its Pnu-Light subsidiary entered into an Asset Purchase Agreement with Pnu-Light Tool Works, Inc., a Missouri corporation ("Pnu-Light Tools") and Mr. Marty J. Anderson, its principal shareholder, acquired substantially all the assets of Pnu-Light Tool Works, Inc., a Missouri corporation ("Pnu-Light Tools") including a letter patent relating to pneumatic light mechanisms to be used in conjunction with hand-tools (the "Patent"). The initial consideration for acquisition of Pnu-Light Tools assets, including the Patent, was issuance of 368,483 restricted shares of the Company's common stock. Pnu-Light Tools has certain limited concurrent registration rights in respect of the shares issued it, which rights are exercisable from May 11, 1997 through May 11, 1999. In the event of exercise of registration rights, Pnu-Light Tools is required to pay its pro rata share of the costs of such registration and any offering. Additional consideration for acquisition of the Pnu-Light assets is payable by issuance of additional stock, based upon an interim calculation as of December 31, 1997, and a final calculation as of June 30, 1999. The total purchase price is to equal five (5) times the net after tax earnings of Pnu-Light for the year ending June 30, 1999, with a minimum total consideration of $4 million giving credit against such minimum for (a) the greater of (i) the fair market value, as of the date of issue, of the Company's stock previously issued as consideration or (ii) the fair market value, as of June 30, 1999, of the Company's stock previously issued as consideration, (b) patent related costs incurred subsequent to closing, (c) excess payables, and (d) research and development costs incurred within 120 days after closing. In addition, the Company, at the Company's sole option, may unwind the transaction at any time prior to payment of final consideration as of June 30, 1999, provided that the value of total consideration payable at 5 times net after tax earnings shall not then exceed $4 million. Prior to the Company's Pnu-Light acquisition, Micro manufactured Pnu-Light's patented tools in its facility in California, under contract with Pnu-Light Tools. In addition to assuming certain duties to provide further information to complete the transfer of technical information in connection with the assignment of the Patent relating to his inventions, Mr. Anderson agreed to be employed by

Challenge under a three (3) year Employment Agreement between Mr. Anderson, Challenge and Pnu-Light, at an annual salary of $60,000. Mr. Anderson is also obligated under a Non-Competition Agreement not to compete, directly or indirectly, with the businesses of Pnu-Light or the Company, or any business which continues such businesses, whether undertaken by Pnu-Light, the Company, or any successor.

     On July 5, 1996, the Company filed a Form S-8 to register the shares of common stock underlying options theretofore granted pursuant to its 1988 Employee Stock Option Plan. Dr. Kyle, President of PDM and a former director of the Company, held 30,000 of such options, exercisable at $0.25 per share.

                                    PART IV

Item 13.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
          ---------------------------------------------------------------

     (a)  Exhibits
          --------

          (a) (1) and (a)(2)      See Item 7.

          (b) See Form 8-K filed by the Company dated July 26, 1995 and Form 8-K filed by the Company dated May 11, 1996.

          (c)                     See Exhibit Index.  (Available Upon Request).

                                 EXHIBIT INDEX

                                                                    Sequentially
Exhibit                                                               Numbered
  No.                             Document                             Pages
- --------                    --------------------                    ------------

     3.1 Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to Pro-Dex, Inc. Registration
          Statement No. 33-74397).

     3.2 Bylaws (incorporated herein by reference to Exhibit 3.2 to Pro-Dex, Inc. Registration Statement No. 33-74397).

     7.1 Pro-Dex, Inc. Form 8-K dated July 26, 1995 (incorporated herein by reference to the Company's Form 8-K dated July 26, 1995) and Financial Supplement to Form 8-K dated July 26, 1995 (incorporated herein by reference to the Company's Form 10-KSB, dated June 30, 1995, and Supplement to Form 8-K, contained therein.)

     7.2  Merger Agreement between Pro-Dex, Inc., Micro Systems
          Acquisition Corporation, and Micro Motors, Inc., dated
          July 26, 1995 (incorporated herein by reference to Exhibit 7.1 to the Company's Form 8-K dated July 26, 1996).

     7.3  Acquisition Agreement between Pro-Dex, Inc., Oregon
          Micro Systems, Inc. and L. Wayne Hunter, dated July 26,
          1996 (incorporated herein by reference to Exhibit 7.2 to the Company's Form 8-K dated July 26, 1996).

     7.4 Pro-Dex, Inc. Form 8-K dated May 11, 1996 (incorporated herein by reference to the Company's Form 8-K dated May
          11, 1996).

    10.1  Form of Turnkey Management Agreement between Pro-Dex,
          Inc. and its Contracting Dentists (incorporated herein by reference to Exhibit 10.1 to Pro-Dex, Inc.
          Registration Statement No. 33-35790).

    10.2 Lease Agreement dated December 1, 1984 between Sears Roebuck and Co. and Pro-Dex, Inc. (Sun Valley) and amendment thereto dated as of November 9, 1987 (incorporated herein by reference to Exhibits 10.8 and 10.29 to Pro-Dex, Inc. Registration Statement No. 33-35790).

  10.2(a) Agreement to Extend Lease Agreement (Exhibit 10.2 Sun
          Valley) dated May 5, 1994.

    10.3  Leaseback Agreement dated December 19, 1985 between
          Pro-Dex, Inc. and Fowler/Searl Partnership
          (incorporated herein by reference to Exhibit 10.13 to Pro-Dex, Inc. Registration Statement No. 33-6623).

    10.4 Lease Agreement dated November 24, 1986 between Sears Roebuck and Co. and Pro-Dex, Inc. (Santa Rosa) and amendment thereto dated as of January 7, 1988 (incorporated herein by reference to Exhibits 10.16 and 10.28 to Pro-Dex, Inc. Registration Statement No. 33-35790).

  10.4(a) Agreement to Extend Lease Agreement (Exhibit 10.4 Santa
          Rosa) dated May 4, 1994.

    10.5 Pro-Dex, Inc. 1988 Stock Option Plan (incorporated herein by reference to Exhibit 10.23 to Pro-Dex, Inc.
          Form 10-K for the year ended June 30, 1988 File No.
          0-14942).

    10.6 Lease Agreement dated March 2, 1988 between Sears Roebuck and Co. and Pro-Dex, Inc. (Sunrise Mall), and extension/amendment dated May 2, 1991 (incorporated herein by reference to Exhibits 10.25 and 10.25(a) to Pro-Dex, Inc. Registration Statement No. 33-35790).

  10.6(a) Agreement to Extend Lease Agreement (Exhibit 10.6
          Sunrise Mall) dated July 6, 1994.

    10.7 Lease Agreement dated March 2, 1988 between Sears Roebuck and Co. and Pro-Dex, Inc. (Florin Mall) and extension/amendment dated May 2, 1991 (incorporated herein by reference to Exhibits 10.26 and 10.26(a) to Pro-Dex, Inc. Registration Statement No. 33-35790).

  10.7(a) Agreement to Extend Lease Agreement (Exhibit 10.6
          Florin Mall) dated July 6, 1994.

    10.8 Lease Agreement effective as of December 1, 1988 between Sears Roebuck and Co. and Pro-Dex, Inc. (Arden
          Fair) and amendment thereto effective as of April 1, 1989 (incorporated herein by reference to Exhibits
          10.32 and 10.33 to Pro-Dex, Inc. Registration Statement
          No. 33-35790).

    10.9  Employment Agreement between Pro-Dex, Inc. and M. Larry
          Kyle, D.D.S. dated June 28, 1990 (incorporated herein by reference to Exhibit 10.34 to Pro-Dex, Inc.
          Registration Statement No. 33-35790).

   10.13  Lease Agreement between Equity Colorado Phase II and
          Biotrol International, Inc. dated August 1991
          (incorporated herein by reference to Exhibit 10.40 to Pro-Dex, Inc. Registration Statement No. 33-35790).

 10.13(a) First Amendment to Lease (Exhibit 10.13) dated January
          31, 1994.

   10.14  Loan Agreement between Biotrol International, Inc. and
          A-T Realty Co. dated May 29, 1991 (incorporated herein by reference to Exhibit 10.43 to Pro-Dex, Inc.
          Registration Statement No. 33-35790).

   10.15 Employment Agreement dated effective August 1, 1993 between Challenge Products, Inc. and Charles L. Bull (incorporated herein by reference to Exhibit 10.15 to Pro-Dex, Inc. Registration Statement No. 33-74397).

   10.16 Prophy Ring Patent License Agreement dated effective July 1, 1993 between Challenge Products, Inc. and Charles L. Bull (incorporated herein by reference to Exhibit 10.17 to Pro-Dex, Inc. Registration Statement No. 33-74397).

   10.17 1994 Stock Option Plan (incorporated herein by reference to Exhibit 10.21 to Pro-Dex, Inc.
          Registration Statement No. 33-74397).

   10.18 Director's Stock Option Plan (incorporated herein by reference to Exhibit 10.22 to Pro-Dex, Inc.
          Registration Statement No. 33-74397).

   10.19  Lease Agreement dated December 29, 1993 between Fuoti
          Insurance Agency, Inc. & James C. & Susan E. Fuoti and
          Pro-Dex, Inc. & M. Larry Kyle, DDS. (Incorporated herein by reference to the Exhibit 10.23 to the Company's Form 10-KSB dated June 30, 1994).

   10.20 Consulting Agreement and Non-Competition Agreement, between Pro-Dex, Inc. and L. Wayne Hunter, dated July 26, 1995 (incorporated herein by reference to Exhibit 10.1 to the Company's Form 8-K dated July 26, 1996).

   10.21  Employment Agreement between Ronald G. Coss and
          Pro-Dex, Inc., dated July 26, 1995 (incorporated herein by reference to Exhibit 10.2 to the Company's Form 8-K dated July 26, 1996).

   10.22 Agreement to Terminate Long Term Employment Agreement between Micro Motors, Inc. and Ronald G. Coss, dated
          July 26, 1995 (incorporated herein by reference to Exhibit
          10.3 to the Company's Form 8-K dated July 26, 1996).

   10.23  Asset Purchase Agreement between Pro-Dex, Inc.,
          Pnu-Light Acquisition Corporation, and Marty J.
          Anderson, dated May 11, 1996.

   10.24  Letter Agreement, regarding rescission of Royalty
          Agreement between Pro-Dex, Inc., Challenge Products,
          Inc. and Charles Bull, dated June   , 1996, together
          with Assignment of Patent.