Form 10KSB/A
period 1996-06-30
PRO DEX INC
filed 1996-10-31
CIK 788920

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                     ------------------------------------


                        FORM 10-KSB/A - Amendment No. 1

(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required)

     For the fiscal year ended June 30, 1996

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)

                       Commission File Number     0-14942

                                PRO-DEX, INC.
                      ------------------------------
                 (name of small business issuer in its charter)

       Colorado                                 84-1261240
       --------                           -----------------------
(State or other jurisdiction of          (I.R.S. Employer ID No.)
incorporation or organization)

1401 Walnut St., Ste., 540, Boulder, Colorado 80302
---------------------------------------------------
(Address of principal executive offices)

Issuer's telephone number  (303) 443-6136
                           --------------

Securities registered under Section 12(b) of the Exchange Act:
                                  Name of each exchange
                                  ---------------------
Title of each class                 on which registered
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

                      (Cover page continued on next page)

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

     Issuer's revenues for its most recent fiscal year.   $20,833,236.

     The aggregate market value of the voting stock held by non-affiliates computed by reference to the average of the bid and asked as of September 20, 1996 was $324,723,397.

     The number of shares of the Registrant's no par value common stock outstanding as of September 20, 1996 was 9,050,783.

     DOCUMENTS INCORPORATED BY REFERENCE: Certain Exhibits, as set forth in the
Exhibit Index.   Exhibit index begins on sequentially numbered page 40.

                              PAGE 1 of 44 Pages.

                                     PART I

ITEM 1.  BUSINESS
         --------

GENERAL
-------

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

ACQUISITIONS DURING YEAR ENDED JUNE 30, 1996
--------------------------------------------

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

     Mr. Hunter and the Company also entered into a consulting and non-competition agreement pursuant to which, in the aggregate, the Company will pay Mr. Hunter $1,000,000 over five (5) years. Approximately $3,000,000 of the purchase price is allocated by the parties to the patents. The balance of $3,700,000 is allocated to the stock of OMS. The underlying assets and net book value of OMS, not including any intellectual property, was approximately $3,817,000. See "Item 12- Certain Relationships and Related Party
             ---
Transactions."


     The Company obtained a five (5) year term loan from Finova Capital Corporation ("Finova") and borrowed $500,000 from Air Techniques, Inc., a Delaware corporation ("Air Techniques") to finance portions of the acquisition price and related acquisition costs. The remaining principal of the acquisition loans from Finova and Air Techniques has since been repaid with proceeds from a loan from Harris Trust and Savings Bank ("Harris Bank"), which the Company obtained on July 26, 1996. Prior to repayment of such Finova loan, the Company was required to pay interest at prime plus 3 1/2 percent plus an additional annual 5% profit participation fee calculated on the outstanding loan balance at the beginning of each year. Pursuant to the loan agreement with Air Techniques, such lender was issued warrants to acquire an aggregate of 26,000 shares of the Company, exercisable at the loan date market price, with such warrants and underlying shares restricted and legended in accordance with the registration requirements of the federal securities law. Also pursuant to the loan agreement and a guaranty of the Air Techniques loan entered into by Professional Sales Associates, Inc. ("PSA"), that firm was issued warrants to acquire 13,000 restricted shares of the Company's common stock, exercisable at the loan date market price. Three of the Company's directors, including its Chairman, are directors of PSA. See "Item 6 - Management Discussion and Analysis - Liquidity
                   ---
and Capital Resources" and "Item 12 - "Certain Relationships and Related Party Transactions."

     Also on July 26, 1995, Micro Motors, Inc. ("Micro Motors") was merged with and into Micro, which thereafter changed its name to Micro Motors, Inc., pursuant to a Merger Agreement among Micro, Micro Motors, the five Micro Motors shareholders (the "Micro Shareholders") and the Company. In connection with the statutory merger of Micro Motors with and into Micro, the Micro Shareholders were issued 3,350,000 shares of the Company's common stock in exchange for all of their shares of Micro Motors. The price of the Company's stock at the time of the exchange was $2.75 per share, making the initial acquisition cost of
Micro $9,212,500.   For accounting purposes the transaction has been recorded
under the purchase method. On February 29, 1996, the Company's shareholders approved conversion of 26,272 options to acquire Micro Motors shares, granted prior to the merger under the Micro Motors Stock Option Plan, to options to acquire 591,120 shares of the Company's common stock under the Company's 1994 Stock Option Plan. Micro develops and manufactures patented miniature pneumatic motors and dental hand-pieces. Prior to the merger transaction, the former Chairman of Micro Motors, Mr. Ronald G. Coss, entered into an agreement to terminate his long term employment contract with Micro Motors, Inc., for the sum of $677,400 payable over five years, at 11% interest per annum. Also, pursuant to the merger, Mr. Coss executed a non-competition agreement with the Company for consideration in the amount of $1 million over five years, with payment commencing in the sixth year after closing. Mr. Coss now serves as Vice Chairman of the Company. See "Item 12 - Certain Relationships and Related Party
                          ---
Transactions."

     On May 11, 1996, the Company and its newly formed wholly owned subsidiary, Pnu-Light, acquired substantially all the assets of Pnu-Light Tools, including a letter patent relating to pneumatic light mechanisms to be used in conjunction with hand-tools (the "Patent"), from Pnu-

Light Tools and Mr. Marty J. Anderson, an individual resident of Missouri ("Anderson"), pursuant to an Asset Purchase Agreement dated May 11, 1996 among the Company, Pnu-Light, Pnu-Light Tools and Mr. Anderson (the "Asset Purchase Agreement"). The assets of Pnu-Light Tools were acquired by the Company and Pnu-Light subject to specified outstanding liabilities of Pnu-Light Tools. The initial consideration for acquisition of assets of Pnu-Light Tools, including the Patent, was issuance of 368,483 restricted shares of the Company's common stock, valued at $5.63 per share, the market price on the transaction date. Additional consideration for acquisition of assets of Pnu-Light Tools is payable by issuance of additional stock, based upon an interim calculation as of December 31, 1997, and a final calculation as of June 30, 1999. The total purchase price is to equal five (5) times the net after tax earnings of the Pnu-Light Subsidiary for the year ending June 30, 1999, with a minimum total consideration of $4,000,000 giving credit against such minimum for (a) the greater of (i) the fair market value of the Company's stock previously issued as consideration, as of the date issued or (ii) the fair market value of the Company's stock previously issued as consideration, as of June 30, 1999, (b) Patent related costs subsequent to closing, (c) excess accounts payable, and (d) research and development costs incurred within 120 days of closing. In addition, the Company , at the Company's sole option, may unwind the transaction at any time prior to payment of final consideration as of June 30, 1999, provided that the value of total consideration payable at 5 times net after tax earnings shall not then exceed $4,000,000. The Company has recorded the net assets acquired at the present value of the estimated, adjusted minimum purchase price of $3,070,000, using the purchase method of accounting and reflecting therein additional consideration payable pursuant to the Asset Purchase Agreement. The excess of the total acquisition cost of Pnu-Light Tools assets over the fair value of the net assets acquired of approximately 1,100,000 is being amortized over a 15 year period by the straight line method.

     Mr. Anderson currently serves as the Director of Development of Pnu-Light
under a three year employment agreement, at a annual salary of $60,000.   See
                                                                          ---
"Item 12 - Certain Relationships and Related Party Transactions."

     Management believes the acquisition of these three new subsidiaries will provide significant synergistic possibilities to the Company's business.

PRODUCTS OFFERED BY BIOTROL
---------------------------

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

PRODUCTS OFFERED BY CHALLENGE
-----------------------------

     Challenge is a manufacturer of products used by dentists for the prevention of dental disease. The majority of its business is the formulation and manufacture of gels, pastes and rinses for in-office and home treatments for the prevention of dental diseases. Its products are sold under the Challenge labels of "Perfect Choice,"(TM) "Dual-X,"(TM) "Dentalite,"(TM) and "Prophy Gems," (TM) which are marketed under the "Perfect Choice"(TM) label. Challenge products are marketed by Biotrol through the current Biotrol sales force and distributors.
In addition, Micro markets a dental hand-piece lubricant produced by Challenge under Challenge's "Micro Mist"(TM) label.

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

PDM - DENTAL CENTER OPERATIONS
------------------------------

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

     Company Plans Regarding PDM.   The Company's Board of Directors recently
     ---------------------------
began considering various alternatives regarding PDM's future, including restructuring of the business, continued operations under present parameters, expansion of operations, and sale of the business. Most of the PDM site leases with Sears are up for renewal or termination prior to June 30, 1997. After consideration of the Company's future and PDM's compatibility with other subsidiaries, the Board of Directors decided to exit this line of business. Accordingly, the Company's financial statements present the subsidiary as a "discontinued operation." Recently, the Board of Directors received a written proposal from a possible purchaser regarding acquisition of the PDM business, which the Board of Directors was unable to accept without significant modifications. Negotiations remain open, but the Company's Board of Directors is unable to predict whether such negotiations will result in any agreement to dispose the PDM business. Due to the sensitive nature of ongoing negotiations for which no letter of intent has been adopted, the Company is unable to disclose the possible price or other material terms for the proposed transaction, however, the Company believes that it will be able to liquidate its holdings in PDM at no loss to the Company. Any proposal acceptable to the Company must provide for an appropriate transition of personnel and independent contractor professionals. The Board of Directors stresses that the ongoing negotiations are very preliminary and may result in no agreement. Further, while the Board of

Directors would only agree to a transaction it believed to be in the Company's best interest. See "Management Discussion and Analysis -Results of Operations-
               ---
Forward Looking Statements."


PRODUCTS OFFERED BY MICRO MOTORS.
--------------------------------

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

     Forty-eight percent (48%) of Micro sales in the year ended June 30, 1996 were accounted for by sales of its dental hand-pieces. Such private label and branded hand-pieces are sold to original equipment manufacturers and under an exclusive marketing agreement by Professional Sales Associates, Inc. ("PSA"), a firm for which three of the Company's directors are directors. See "Item 12 -
                                                               ---
Certain Relationships and Related Party Transactions." In February 1996, the Company introduced two products, (1) a new high-speed non-fiber optic handpiece and (2) a new high-speed fiber optic handpiece. The Company is confident that this extension of Micro's full line of dental hand-pieces positions Micro to serve the full breadth of needs in its primary market.

     Approximately eighteen percent (18%) of Micro sales in the year ended June 30, 1996 consisted of sales of miniature pneumatic motors for industrial use. Such motors are marketed directly to manufacturers, using Micro's internal sales force.

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

     Joint Development with Pnu-Light.  During the year ended June 30, 1996,
     --------------------------------
Micro undertook efforts to assist Pnu-Light in the development of a production prototype of its pneumatic light for incorporation into dental hand-pieces and other hand-tools, and began manufacture of such tools for the commercial market. Since the Company's acquisition of Pnu-Light assets on May 11, 1996, greater Micro resources have been devoted to development of the Pnu-Light products, pursuant to intercompany arrangements which do not result in an immediate return to Micro. Management considers the Pnu-Light development work to be an investment of resources which may result in useful products with a reasonable return for both Pnu-Light and Micro in the future. See "Management Discussion
                                                    ---
and Analysis - Results of Operations - Forward Looking Statements."

PRODUCTS OFFERED BY OMS
-----------------------

     OMS designs and manufactures multi-axis circuit boards to control the motion of motors used predominantly in medical testing equipment and computer chip manufacturing machinery. During the year ended June 30, 1996, OMS achieved sales of $5,312,648, as compared to pro-forma sales of $3,650,000 for the year ended June 30, 1995. The comparison sales figures for OMS in the prior period do not include amounts relating to a pre-acquisition license between OMS, Hunter and Abbott Laboratories, for which no revenue will flow to the Company. Management attributes the increase in fiscal year 1996 sales for OMS primarily to a substantial marketing effort undertaken by new management after acquisition of OMS, as well as robust sales in the first half of the fiscal year as a result of positive cyclical factors in the computer chip manufacturing industry which utilizes OMS' products.

     OMS markets its multi-axis circuit boards through nine outside sales representatives, seven of whom are under exclusive relationships. For the present, OMS's products are profitably marketed at prices which compare favorably with any alternative products. As in any high-technology area, it is important for OMS to continue development efforts to achieve continued market acceptance. In this connection, OMS has benefited from consulting services provided in the year ended June 30, 1996 by Mr. Hunter, the former sole shareholder of OMS. Mr. Hunter's consulting agreement provides that the hours required to be committed to consulting services for the benefit of OMS reduce in the year ending June 30, 1997. See "Item 12 - Certain Relationships and Related
                                ---
Party Transactions." Mr. Hunter continues to assist OMS and the Company is confident that the product development group in place at OMS will continue to enable OMS to compete effectively.

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

PNU-LIGHT PRODUCTS
------------------

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

EMPLOYEES
---------

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

EMPLOYEE RETIREMENT PLAN
------------------------

     Effective January 1, 1996, the previously "frozen" employee retirement plan which had been in place at Micro prior to acquisition by the Company (the "OMS Plan") were converted to the Pro-Dex, Inc. 401(k) Employee Retirement Plan (the "401(k) Plan" or the "Plan"). The 401(k) Plan was adopted by the Company for the benefit of employees of the Company and all six operating subsidiaries. All amounts in the former plan allocated or accounted for as being for the benefit of any employee have been preserved in such employee's account under the 401(k) Plan. The OMS plan was frozen at the time of the acquisition and subsequently merged into the Plan. For purposes of compliance with the Employee Retirement Income Security Act of 1974 ("ERISA"), the Company is the Plan Administrator for the 401(k) Plan, and uses Massachusetts Mutual Insurance to assist it in administering the Plan. All employee contributions to the Plan vest upon
contribution.   Company contributions to the Plan vest in accordance with a six year schedule from the date a participant is first employed by the Company or any of its subsidiaries. During the year ended June 30, 1996, the Company's contribution with respect to the 401(k) Plan was set at $36,232, a portion of which will have been actually paid in following year end, in accordance with ERISA standards. The terms of the Company's 401(k) Plan require the Company to make a Plan contribution, on a matching basis, of 25% of employee contributions, on an annual basis. The Company currently anticipates that approximately $90,000 may be contributed to the Plan for the year ending June 30, 1997.

     In 1993, Micro Motors established an Employee Stock Ownership Plan (ESOP) whose shares in Micro Motors, upon merger of Micro Motors with and into Micro were exchanged for restricted shares of the Company's common stock. No contributions were made to the ESOP in the year ended June 30, 1996. On July 26, 1996, the ESOP became eligible to exercise certain demand and concurrent registration rights with respect to the ESOP's shares in the Company. Demand registration rights will expire if not exercised prior to July 26, 1997 and concurrent registration rights expire July 26, 2000. The value of the Company stock owned by the ESOP on June 30, 1996 was approximately $4,399,200, based upon the average of the bid and asked price of the Company's common stock.

GOVERNMENT REGULATIONS
----------------------

     The manufacture and distribution of dental products, such as the Micro dental hand-piece, the infection control products marketed by Biotrol, the dental prophylaxis products manufactured by Challenge and the provision of dental services by PDM, all must be considered to be heavily regulated businesses. A number of state and federal regulatory bodies, including state dental boards, the Environmental Protection Agency ("EPA"), and the Food and Drug Administration ("FDA") have substantial authority to regulate the Company's businesses. The statutes, regulations, administrative orders, and advisories which affect the Company's businesses are extremely complex and subject to diverse, often conflicting, interpretations. While the Company's management and management of each of the Company's operating subsidiaries make every effort to maintain full compliance with all applicable laws and regulations, the Company is unable to eliminate an ongoing risk that one or more of its activities may at some point be determined to have been non-compliant. The penalties of non-compliance could range from an administrative warning to termination of a portion of the Company's business. Further, even if the Company is subsequently determined to have fully complied with applicable law or regulation, its costs in achieving such a determination and intervening loss of business could adversely affect or even terminate a portion of the Company's business.
Further, a change in regulations at any time may have an adverse effect on the Company's operations. Notwithstanding the risks inherent in the Company's business sectors, management believes that each of the Company's subsidiaries has deservedly enjoyed a good reputation for compliance with applicable regulations.

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


     Micro's dental hand-pieces are regulated by the FDA as medical devices. There continues to be internal review within the FDA regarding the scope of the agency's authority to regulate dental equipment such as Micro's hand-pieces. Regardless of the scope of FDA regulations governing Micro's products, Micro believes it complies fully with all applicable law and regulations. Micro's processes involve certain materials subject to regulation by the EPA, and Micro management believes that it has taken all required measures to comply with regulations regarding handling and disposition of such materials. Management believes that Micro follows Current Good Manufacturing Practices (CGMP).

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

PATENTS, TRADEMARKS AND LICENSING AGREEMENTS
--------------------------------------------

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

     The Company's Micro subsidiary has certain trademarks relating to its miniature pneumatic motors products, including "Dynatorq,"(TM) "Dynapro"(TM) "Dynalite,"(TM) "Dynasurg,"(TM) and "Micro Handpiece"(TM). Challenge Products Inc.'s products are sold under the trade name "Dentalite"(TM) in both the United States and Canada. In addition, Challenge offers its new line of preventative dental products under its "Perfect Choice"(TM) tradename. Challenge also markets its new "Prophy Gems"(TM) dental prophylaxis product under its "Perfect
Choice"(TM) trademark, in both the United States and Canada.   Micro also
markets a dental handpiece lubricant produced by Challenge under Challenge's "Micro Mist"(TM) trade name. The Pnu-Light pneumatic light is marketed under the trade name, "Pnu-Light."(TM)

     Except as noted, the Company has not entered into any licensing or franchising agreements and has no present plans to do so.

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

Date
Opened    Office, Location, Size and Term
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
          --------------------------------------------------------------
          square feet. Lease currently requires monthly payments of $3,675 per month. Lease term commenced December 1, 1984 and ends April 30, 1997.

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

     Proposal 2.     To increase the number of shares authorized in the
     ----------
Company's 1994 Stock Option Plan, by adding authority to grant options to acquire 1 million shares of Common Stock to such Plan, thereupon totaling 1.5 million shares allocable to future grants and exercise of previously granted options under such Plan, with 5,859,678 votes in favor, 93,813 opposed, and 10,570 abstaining. See "Item 10 - Executive Compensation."
                    ---

     Proposal 3.    To increase the number of shares authorized in the Company's
     ----------
Directors' Stock Option Plan, by adding authority to grant options to acquire 300,000 shares to such Plan, thereupon totaling 500,000 shares allocable to future grants and exercise of previously granted options under such Plan, with 6,014,895 votes in favor, 100,458 against, and 13,500 abstaining. See "Item 10
                                                                   ---
- Executive Compensation - Compensation to Directors."

     Proposal 4.    To elect To elect Kent E. Searl (with 7,677,423 votes),
     ----------
Ronald G. Coss (with 7,558,428 votes), Charles E. Strait (with 7,559,018 votes) and George J. Isaac (with 7,555,872 votes), as members of the Company's Board of Directors. See "Item 9 - Management," for biographical information.
            ---

     Proposal 5.    To ratify selection of McGladrey & Pullen, LLP as the
     ----------
independent certifying accountants of the Company's financial statements for the year ending June 30, 1996, with 7,673,928 in favor, 1,098 opposed, and 11,018 abstaining. See "Item 8 - Changes in Accountants."
             ---

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS
          --------------------------------------------------------------------

     The Company's Common Stock is quoted on the NASDAQ, Inc. SmallCap Market(TM) under the symbol "PDEX". The range of high and low bid quotations for each quarterly period during the last two fiscal years of the Company as furnished by NASDAQ is as follows:


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

SELECTED FINANCIAL DATA
-----------------------

     The selected financial information presented below is qualified in its entirety by, and should be read in conjunction with the Company's financial statements and notes thereto.

                (All amounts in thousands except per share data)

                                                    Year ended June 30,

                                            1996            1995           1995
                                                        (Pro-Forma)
Statement of Operations
     Data(1)(2)(3)

     Net Sales                            $20,833        $17,500          $9,037
     Cost of Sales                          8,420          7,555           2,649
                                          -------        -------          ------
     Gross Profit                          12,413         9,945            3,754
     Operating Expenses                     9,889         8,803            3,279
     Net Operating Income                   2,524         1,142              475
     Net income (expense)                    (980)         (507)              (3)
     Income Taxes                             338           161               90
                                          -------        -------          ------
     Income from Continuing
         Operations                         1,206           474              382
     Loss from Discontinued
         Operation                            (31)         (107)            (107)
                                          -------        -------          ------
     Net Income                           $ 1,175       $   367           $  275
     Net income
         per share                           0.13                           0.05

                                                          JUNE 30
                                             1996                           1995
Balance Sheet Data (1)
     Total assets                          28,327                         $5,723
     Long-term debt (net of
         current portion)                   5,371                            416

------------------

(1) Includes transactions and balances of Micro Motors, Inc. (acquired July 26,
    1995) and Oregon Micro Systems, Inc. (acquired July 26, 1996), for the applicable periods subsequent to such acquisitions. See "Item 7 - Consolidated Financial Statements, at Notes 1 and 10.
(2) Includes adjustments to revenues and income to remove results of discontinued operations of PDM, for all years.
(3) Pro-forma results of operations for 1995 include the effect of the acquisitions of Micro and OMS as if the acquisitions had occurred on July 1, 1994. The acquisition of Pnu-Light is excluded because it is not material.

RESULTS OF OPERATIONS
---------------------

     Forward Looking Statements All forward looking statements in the following
     --------------------------
discussion of management's analysis of results of operation, liquidity and capital requirements, and the possible effect of inflation, as well as elsewhere in the Company's Form 10-KSB for the year ended June 30, 1996, are projections based upon a number of assumptions regarding factors such as (1) market acceptance of the products and services of each of the subsidiary, including brand and name recognition for quality and value in each of the Company's subsidiaries' markets, (2) existence, scope, defensibility and non-infringement of patents, trade-secrets and other trade rights, (3) each subsidiary's relative success in achieving and maintaining technical parity or superiority with competitors, (4) interest rates for domestic and Eurofunds, (5) the relative success of each subsidiary in attracting and retaining technical and sales personnel with the requisite skills to develop, manufacture and market the Company's products, (6) the non-occurrence of general economic downturns or downturns in any of the Company's market regions or industries (such as dental products and tools or computer chip manufacture), (7) the relative competitiveness of products manufactured by the Company's facilities, including any contractors, in the global economy, (8) the non-occurrence of natural disasters, (9) a stabile regulatory environment in areas of significance to each of the Company's subsidiaries, (10) the Company's success in managing its regulatory relations and avoiding any adverse determinations, (11) the availability of talented senior executives for the parent and each of the subsidiaries, (12) the Company's success in finding a suitable buyer for PDM at a suitable price and (13) other factors affecting the sales and profitability of the Company in each of its markets. Should any of the foregoing assumptions or other assumptions not listed fail to be realized, the forward looking statements herein may be inaccurate. In making forward looking statements in this and other Sections of the Company's report on Form 10-KSB, the Company relies upon recently promulgated policies of the Securities and Exchange Commission and statutory provisions, including Section 21E of the Securities Exchange Act of 1934, which provide a safe-harbor for forward looking statements.

     Accounting for Discontinued Operation.  On June 24, 1996, the Company
     -------------------------------------
decided to sell its dental center operations and report the results of PDM as a discontinuing operation. Accordingly, the Company's financial statements have been restated to reflect the accounting treatment for discontinued operations of the dental centers.

     Results of Operations for Fiscal Year Ended June 30, 1996 Compared to
     ---------------------------------------------------------------------
Fiscal Year Ended June 30, 1995.  Management believes that a comparison of 1996
-------------------------------
actual results of operations to 1995 pro-forma results of operations will more accurately describe the activities of the Company for the period. Pro-forma results of Pnu-Light are not included in 1995 results of operations because they are not material. A loss of $73,000 from Pnu-Light's operations is included in the actual 1996 results of operations. Amortization expense of $200,000 resulting from the Pnu-Light acquisition will be included in the 1997 results of operations.

     Net sales increased $3,333,000 or 19%, from $17,500,000 in 1995 to
$20,833,000 in 1996. The increase was due primarily to additional marketing efforts at OMS and a higher demand in the semiconductor industry, as well as introduction of a full line of branded dental hand-pieces by Micro.

     Gross profit increased $2,468,000, or 24.8%, due primarily to an increase
in sales.   Gross profit as a percentage of net sales increased from 56.8% in
1995 to 59.6% in 1996 due to larger sales volume and increased efficiency.

     Operating expenses increased $1,086,000 or 12.2% mainly due to an increase in sales. Operating expenses as a percentage of net sales decreased from 50.6% in 1995 to 47.5% in 1996.

     The Company's effective tax rate on income from continuing operations was 21.9% in 1996 and 19.2% in 1995. The rate was reduced in both years because of a change in the valuation allowance for deferred tax assets of $432,000 in 1996 and $90,300 in 1995. Management has provided a valuation allowance related to net operating loss carry forwards which cannot be realized until after a two year period. Management believes the deferred tax assets are more likely than not to be realized given the current operating results.

     For 1996, income from continuing operations increased $732,000, or 154.4% from $474,000 in 1995 to $1,206,000 in 1996, primarily due to higher sales and gross profit margins.

     Net revenues from the discontinued dental centers decreased from $2,635,000 in 1995 to $2,421,000 in 1996, a decrease of $214,000 or 8.1%. Loss from discontinued operations decreased from $107,000 in 1995 to $31,000 in 1996. Management does not believe that PDM will incur future operating losses through its disposition and that the Company will be able to sell the net assets of this operation for at least equal to their recorded value.

     The weighted average number of shares increased by 3,643,055 shares mainly due to the issuance of approximately 3,700,000 shares to acquire new businesses.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

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


     On July 26, 1995, The Company borrowed $3.5 Million from FINOVA Capital Corporation ("FINOVA") in connection with its acquisition of OMS, under a five
(5) year fixed asset secured promissory note, and at the same time entered into a $1.5 Million line of credit with FINOVA, primarily to provide working capital for the Micro acquisition, replacing a prior line of credit of Micro Motors with another institution. The interest rate under the fixed asset secured promissory note was prime plus 3 1/2 percent plus an additional annual 5% profit participation fee calculated on the outstanding loan balance at the beginning of
each year.   In addition, the Company borrowed $500,000 from Air Techniques,
Inc., at an interest rate of prime plus 2%, on an interest only basis for the first two (2) years. Both of these loans were repaid on July 26, 1996, when the Company entered into a loan agreement with Harris Trust and Savings Bank ("Harris Bank"). Upon prepayment of the FINOVA debt, the Company incurred a prepayment penalty of $293,200. At June 30, 1996, the Company's Biotrol subsidiary also had a $250,000 line of credit with a bank, bearing interest at prime plus 1 1/2 percent.


     On July 26, 1996, the Company entered into a credit agreement with Harris Bank pursuant to which the Company borrowed $6 million for five years, with an interest rate of prime. In addition, the Company obtained a line of credit
permitting it to borrow $4 million at the prime rate of interest.   The Company
has the option, at any time, to convert its domestic rate loans with Harris Bank to an adjusted LIBOR Eurocredit rate of Adjusted LIBOR plus 1 1/2 to 2 percent, on a sliding scale relating to cash flow ratios determined under provisions of the credit agreement. The term loan requires annual prepayments equal to the greater of 50% of excess cash flow, as defined, or $800,000, beginning in October 1997. The credit facility also requires compliance with certain financial covenants. The obligations to Harris Bank are secured by security interests in the personal property assets of the Company's subsidiaries and the Company's intellectual property assets, subject to pre-existing security interests of Hunter in the OMS patents and the rights of Pnu-Light Tools, in the event of an unwinding of the Pnu-Light acquisition. As of September 20, 1996, the Company's outstanding balance on the five year loan was $6 million and on the line of credit loan was $1 million, and the applicable interest rate for both loans was 8.25%.

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

YEARS ENDED JUNE 30, 1995 AND 1996
----------------------------------

     Net cash provided (used) by operating activities in 1996 was $1,041,901 compared to net cash provided from (used in) operating activities in $(116,230) in 1995. Net cash was reduced by increases in net accounts receivable of $644,714 and $1,535,396 in 1995 and 1996, respectively.

     Net cash used in investing activities was $213,686, and $4,674,226 in 1995 and 1996, respectively. Cash used in investing activities primarily related to the purchase of equipment in 1994 and 1995. Cash used in investing activities primarily related to acquisition of new subsidiaries in 1996, as well as purchase of equipment. In 1994, 1995 and 1996, the primary purchases of equipment are associated with new product lines being developed by Challenge and Micro.

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

EFFECT OF FASB 123.
------------------

     In 1995, the Financial Accounting Standards Board ("FASB") issued Statement No. 123, "Accounting for Stock-Based Compensation." Statement No. 123 suggests, but does not require, that stock based Compensation transactions with employees be accounted for based on fair market value of the consideration received or fair market value of the equity instruments issued, whichever is more reliably measurable. The Company has elected to adopt FASB Statement No. 123. Adoption of Statement No. 123 is not expected to have a material impact on the Company's financial statements. See "Pro-Dex Consolidated Financial Statements, Note 1."
                       ---

IMPACT OF INFLATION AND CHANGING PRICES
---------------------------------------

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

ITEM 7.   FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA
          ------------------------------------------

          Independent Auditor's Report       F-1
          Balance Sheet                      F-2
          Statement of Income                F-4
          Statement of Stockholder's Equity  F-5
          Statement of Cash Flows            F-6
          Notes to Financial Statements      F-7

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

Item 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
          ---------------------------------------------------------------
FINANCIAL DISCLOSURES
---------------------

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


OFFICERS AND DIRECTORS
----------------------

     As of June 30, 1996, the officers and directors of the Company were as follows:


       NAME             AGE  POSITION
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



     KENT E. SEARL is a co-founder of the Company and served as President until
     -------------
July 1995. He has served as a director of the Company or its predecessor since its inception in 1978. In addition to serving as Chairman of the Board, Mr. Searl is an ex officio non-voting member of the Compensation Committee of the Board of Directors. Since August 1969, he has also served as Chairman of the Board of Directors of Professional Sales Associates, Inc. ("PSA"), a national dental equipment manufacturers' representative, which he co-founded. PSA began marketing products of Micro Acquisition subsidiary in 1995 and had marketed dental equipment products of Micro Motors prior to the merger. Mr. Searl currently also serves as an officer and director of two other businesses. Mr. Searl was elected by the shareholders of the Company to serve as a Class III Director until June 30, 1999 or the election and qualification of his successor.

     RONALD G. COSS founded Micro Motors in 1971 and has served as its Chairman
     --------------
since inception. Mr. Coss has served as the Vice Chairman of the Company's Board of Directors since July 26, 1995, and is currently serving as President of Micro, pending selection of a successor. Mr. Coss also serves as an ex officio non-voting member of the Audit Committee of the Board of

Directors. Mr. Coss has been the primary engineer in development of Micro's products since its inception and invented the technologies which are the subject of the letters patent now owned by Micro. Mr. Coss is currently one of the Trustees of the Micro Motors Employee Stock Ownership Plan, a shareholder of the Company. Mr. Coss was elected by the shareholders of the Company, to serve as a Class III Director until June 30, 1999 or the election and qualification of his successor.

     CHARLES E. STRAIT has served as the President of Micro Motors, Inc. since
     -----------------
1991, began serving on that company's Board of Directors in 1991, and became a member of the Company's Board of Directors on July 26, 1995. He has extensive financial consulting experience and served as managing partner of The Westhaven Group, a management consulting firm specializing in strategic planning, acquisition analysis and management team building in Westminster, California. Mr. Strait received his B.S. in Business Administration from Loyola University of Los Angeles with a dual major in General Management and Finance. Mr. Strait was elected by the shareholders of the Company, to serve as a Class I Director until June 30, 1998 or the election and qualification of his successor.

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

     The following additional individual has been elected to serve as a member of the Board of Directors since June 30, 1996:

     JOHN B. ZAEPFEL has served as director of the Company since August 27,
     ---------------
1996, and commenced service on the Company's Compensation Committee on September 16, 1996. Previously, Mr. Zaepfel served on the advisory committee advising the Board of Directors of Micro Motors, Inc., prior to its merger into Micro in July of 1995. Mr. Zaepfel spent fifteen years as the Chief Executive Officer of CPG International, Inc., which he founded in 1985 in a leveraged buy-out of a division of a wholly owned subsidiary of Times Mirror, Inc. Prior to its private sale in 1989, CPG International, Inc. was a $90 million operating company, manufacturing and marketing art, engineering and media supplies. Prior to forming CPG International, Inc., Mr Zaepfel was President and CEO of Chartpak and Picket Industries, wholly owned subsidiaries of Times Mirror, Inc. Mr. Zaepfel previously served as a director of Ideal School Supplies, Inc., when it was a publicly traded company, and was director of six privately held companies. Currently, Mr. Zaepfel is Chairman of the Board of Acordia of Southern California, a wholly owned subsidiary of Anthem, Inc., listed on the New York Stock Exchange, Inc. Mr. Zaepfel previously served as a director of Varitronics, Inc., previously quoted on NASDAQ, Inc. and currently serves as a director of Remedy Temp, Inc., a public company quoted on NASDAQ, Inc. Mr. Zaepfel is a graduate of the University of Washington and holds a Master in Business Administration from the University of Southern California. Mr. Zaepfel was elected by the Board of Directors, to serve as a Class II Director until the first to occur of the next shareholders' meeting, June 30, 1997 or the election and qualification of his successor.

BUSINESS EXPERIENCE OF KEY MANAGEMENT OF SUBSIDIARIES.
-----------------------------------------------------

     Set forth below is information concerning certain key management personnel of the Company's operating subsidiaries:

     DR. M. LARRY KYLE has served as Vice President and Chief Executive Officer
     -----------------
of PDM since its inception as a dental clinic management business in 1978. He is a licensed dentist in the State of California and is responsible for PDM's relationships with its independent contractor dentists and for supervision of administration of PDM's dental centers. Dr. Kyle served as a director of the Company and its predecessor from 1990 through 1995.

     CHARLES J. BULL founded Challenge Products, Inc. in 1978 and has served as
     ---------------
its President, and Chief Executive Officer since its inception as a dental products business. Mr. Bull has developed more than 40 chemical products used in the industry, as well as a process for high speed filling of a patented prophy ring. See "Item 12 - Certain Relationships and Related Party
              ---
Transactions."

     GARY GARLEB has served as Vice President and General Manager of OMS, since
     -----------
it was acquired by the Company in July of 1995. Prior to that time, he served as Vice President for Operations and Manufacturing of Micro Motors from 1974 to 1995. Mr. Garleb is currently a Trustee of the Micro Employee Stock Ownership Plan ("Micro ESOP"), a shareholder of the Company, which has demand registration rights in respect of its restricted shares.

     RICK COSS has served as Director of Corporate Development for the Company,
     ---------
since October 1995. Mr. Coss had served as a Vice President of Micro Motors, prior to its July 26, 1995 acquisition by Micro. His current responsibilities include development of training programs, coordination of information systems and special projects. Mr. Coss holds a B.A. from the University of California. Mr. Coss' father is Mr. Ronald G. Coss, the Company's Vice Chairman.

     CARL CHESTELSON has served as Chief Financial Officer of Micro or its
     ---------------
predecessor since 1982. Mr. Chestelson holds a B.A. degree in Business Administration from California State University-Northridge. Mr. Chestelson is currently one of the Trustees of the Micro ESOP.


COMPLIANCE WITH SECTION 16
--------------------------

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

                           SUMMARY COMPENSATION TABLE

                                                                                                    LONG TERM
                                                ANNUAL COMPENSATION                            LONG TERM COMPENSATION
                                                --------------------                           ----------------------
                                                                                             AWARDS            PAYOUTS
                                                                                             ------            -------
                                                             OTHER
                                                            ANNUAL        RESTRICTED     SECURITIES                       ALL OTHER
NAME AND                                                    COMPEN-        STOCK        UNDERLYING        LTIP            COMPEN-
PRINCIPAL POSITION         YEAR    SALARY       BONUS      SATION (1)      AWARDS       OPTIONS/SAR       PAYOUTS        SATION (7)
------------------         -----   ------       ------     ----------     ----------    -----------       -------        ----------
KENT E. SEARL  Chairman    1996    $150,000        -           -            -          100,000 (3)          -          -
 and Chief  Executive      1995    $   0.00        -           -            -           50,000              -          -
 Officer(2)                1994    $   0.00        -           -            -           52,051              -          -


RONALD G. COSS Vice        1996    $360,000        -           -            -             None              -          -
 Chairman (4)              1995      N/A           -           -            -              N/A              -          -
                           1994      N/A           -           -            -              N/A              -          -

CHARLES E. STRAIT          1996    $175,000        -           -            -            None(5)            -          -
 President,  Director(5)   1995      N/A           -           -            -              N/A              -          -
                           1994      N/A           -           -            -              N/A              -          -

GEORGE J. ISAAC Vice       1996    $170,000        -           -            -          200,000(3)           -          -
 President, Chief          1995      N/A           -           -            -           50,000              -          -
 Financial Officer,        1994      N/A           -           -            -              -                -          -
 Secretary-Treasurer,
 Director (6)

DR. M. LARRY KYLE          1996    $114,000        -           -            -             None              -          -
  President of PDM         1995    $114,672        -           -            -           50,000              -          -
  Subsidiary               1994    $106,120        -           -            -           50,000              -          -
-----------------------

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


EMPLOYMENT AGREEMENTS
---------------------

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

COMPENSATION TO DIRECTORS
--------------------------

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

     During the year ended June 30, 1996, the Board of Directors determined that experienced outside directors expect to receive directors' fees and stock options in connection with such service. On September 21, 1995, the Board of Directors adopted a proposal to pay directors' fees to non-employee directors in the amount of $20,000 to each non-employee director annually for six regular meetings and three meetings each of the Board's audit and Compensation Committees. During the year ended June 30, 1996, $40,000 was paid as non-employee director compensation. Employee directors receive only their usual salaries and expenses in attendance at Board and Committee meetings for service on the Board of Directors. In addition, in August 1996, the Board adopted a proposal to grant 20,000 shares exercisable at the market price on the later of the date on which a non-employee director commences service or the date the grant was authorized, for each non-employee director, granting the same to Messrs. Reinhardt, Hovee and Zaepfel. The Board of Directors intends to request shareholder approval of an amendment to the Directors' Stock Option Plan to expressly authorize such grants at the next annual meeting. During the year ended June 30, 1996, Messrs. Reinhardt and Hovee were each granted options to acquire 1,200 shares of the Company's common stock, under the Directors' Stock Option Plan, exercisable at $4.17 share, the last sale price for the Company's common stock quoted for NASDAQ on June 30, 1996, the date of grant, pursuant to the previously adopted plan for grant of options.

OPTIONS GRANTED DURING THE LAST FISCAL YEAR .
--------------------------------------------

     The following table provides information on options granted to the Directors during the year ended June 30, 1996.

                OPTIONS GRANTED DURING YEAR ENDED JUNE 30, 1996

                            OPTIONS   EXERCISE                POTENTIAL
                            GRANTED     PRICE    EXPIRATION   VALUE (1)
          NAME                (#)       $/SH)       DATE         ($)
--------------------------  --------  ---------  ----------  -----------
Kent E. Searl/(2)/          100,000      $2.13     11-21-05  $  416,000

Charles E. Strait /(3)/     295,560      $2.50      7-14-04   1,081,750

George J. Isaac /(2)/         200,000      $2.13     11-21-05     832,000

Richard N. Reinhardt /(4)/      1,200      $4.17      6-30-06       3,144

Robert A. Hovee /(4)//(5)/      1,200      $4.17      6-30-06       3,144
---------------------

(1) Potential value is based on the assumption that the price of the stock will appreciate at an annual compounded rate of 5% until the applicable expiration dates.
(2) Mr. Searl and Mr. Isaac were granted the indicated options pursuant to the 1994 Stock Option Plan.
(3) Mr. Strait acquired the indicated options pursuant to the vote of the Company's shareholders at the Annual Meeting to convert previously granted options to acquire Micro shares to options under the 1994 Stock Option Plan.
(4) Mr. Reinhardt and Mr. Hovee were granted the indicated options pursuant to the Directors' Stock Option Plan.
(5) This table does not include the grant to Messrs. Reinhardt, Hovee and Zaepfel of options to acquire 20,000 shares each in August of 1996, exercisable at $3.31, $3.31 and $3.93, respectively.

     The following table provides information on exercise of stock options during the year ended June 30, 1996 by executives and directors and value of unexercised options at June 30, 1996:

          SHARES ACQUIRED ON EXERCISE OF OPTIONS AND VALUE OF OPTIONS
                        HELD BY EXECUTIVES AND DIRECTORS
                                AT JUNE 30, 1996

                                             Number of Shares       Value of
                                                Underlying       Unexercised In
                                                Unexercised         the Money
                                                Options at         Options at
                                                FY-End (#)         FY-End(1)
                                               -----------         ---------
                     Exercise       Value     Exercisable/      Exercisable/
      Name             (#)         Realized   Unexercisable     Unexercisable
-----------------    -------       --------   -------------     -------------
Kent E. Searl           -             -         202,051/0        $378,569/0

Charles E. Strait       -             -         295,560/0         493,585/0

George J. Isaac         -             -         250,000/0         491,500/0

Richard N. Reinhardt    -             -         105,005/0         175,884/0

Robert A. Hovee         -             -           1,200/0           0/0
--------------------

(1) The indicated value has been determined based upon the difference between the exercise price and the fair market value of the securities underlying the options on June 30, 1996.
(2) Potential value is based on the assumption that the price of the Company's common stock will appreciate at an annual compounded rate of 5% until the applicable expiration date of such options.

                                _______________

1988 STOCK OPTION PLAN.
----------------------


     In 1988, the Company adopted its 1988 Stock Option Plan (the "Plan") pursuant to which the Company's Board of Directors was authorized to issue options to purchase up to 150,000 shares of the Company's Common Stock to employees, directors and consultants of the Company. The option exercise price must equal fair market value of the Common Stock on the date of grant. No options to purchase shares of Common Stock were granted under the 1988 Plan during the fiscal year ended June 30, 1996. At June 30, 1996, options to purchase an aggregate of 80,000 shares of the Company's Common Stock were outstanding under this Plan, with options to purchase 30,000 shares exercisable at $0.25 per share by a former director and options to purchase 25,000 shares each, exercisable at $1.74 and $1.25 per share, respectively, by two unrelated parties. On July 5, 1996, the Company registered the shares underlying the options theretofore granted under the 1988 Stock Option Plan on a Form S-8 filed with the Securities and Exchange Commission. Although none of the options under the Plan had been exercised prior to June 30, 1996, all but 25,000 of such options have now been exercised. The Company's Board of Directors intends to eliminate the 1988 Stock Option Plan during the year ending June 30, 1997, by merging such Plan into the 1994 Stock Option Plan.

1994 STOCK OPTION PLAN.
----------------------

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

DIRECTORS' STOCK OPTION PLAN.
----------------------------

     On May 25, 1994, the Company's shareholders adopted its Directors' Stock Option Plan (the "Plan") pursuant to which the Company was authorized to issue options to purchase up to

200,000 shares of the Company's Common Stock to non-employee Directors of the Company. At the February 26, 1996 Annual Meeting, the Company's shareholders approved an increase in the number of shares authorized for grant of options under the Directors' Stock Option Plan to 500,000 shares. The Plan was adopted to advance the interests of the Company and its shareholders by attracting qualified non-employee Directors, whose participation and guidance contribute to the successful operation of the Company. The Board of Directors has previously adopted a resolution which provides that options to purchase $5,000 share value of Common Stock shall be granted to non-employee Directors, effective July 1 of each year. The exercise price of options must be at least equal to the fair market value of the Common Stock on the date of grant. The maximum term of each option is ten years. During the year ended June 30, 1996, options to purchase 1,200 shares were granted to each of Messrs. Reinhardt and Hovee, with an exercise price of $4.17 per share. Subsequent to June 30, 1996, the Board of Directors granted options in the amount of 20,000 shares each to Messrs. Reinhardt, Hovee and Zaepfel, upon commencement of their service on the Board of Directors of the Company as outside directors, with an exercise price of $3.31, $3.31and $3.93, respectively, the last price reported on NASDAQ for the date prior to the later of commencement of service on the Board of Directors or the grant of options by the Board of Directors. While the Board of Directors believes that the Directors' Stock Option Plan currently permits the grant of options on commencement of an experienced outside director's service on the Board of Directors, as well as subsequently, it intends to seek shareholder approval at the next Annual Meeting for an amendment to the Directors' Stock Option Plan to explicitly provide for such grants. As of June 30, 1996, there were outstanding options under the Directors' Stock Option Plan to acquire 58,256 shares of the Company's common stock.

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

              BENEFICIAL SHAREHOLDINGS OF DIRECTORS, OFFICERS AND
                     OWNERS OF MORE THAN 5% OF COMMON STOCK


                                                                PERCENT
       NAME AND ADDRESS                  NO. OF SHARES        OF CLASS(1)
---------------------------------  -------------------------  -----------

Kent E. Searl
1401 Walnut St., Suite 500
Boulder, CO 80302                      983,930/(2)//(3)//(4)/     10.87%

Ronald G. Coss
1401 Walnut St., Suite 500
Boulder, CO 80302                    2,493,528/(5)/               27.55%

Richard N. Reinhardt
1401 Walnut St., Suite 500
Boulder, CO 80302                      487,184/(2)//(3)//(4)//(6)/ 5.38%

Charles E. Strait
1401 Walnut St., Suite 500
Boulder, CO 80302                      295,560/(7)/                3.27%

George J. Isaac
1401 Walnut St., Suite 500
Boulder, CO 80302                      251,000/(3)/                2.77%

Mr. Robert A. Hovee
1401 Walnut St., Suite 500
Boulder, CO 80302                        1,200/(6)/                0.13%

All officers and directors as a
group (6 persons)                    4,187,173                    46.42%
                              /(2)//(3)//(4)//(5)//(6)//(7)//(8)/

Micro Motors Employee
Stock Ownership Plan
151 E. Columbine                     1,099,805/(5)/               12.15%
Santa Ana, California
---------------------

(1)  Calculated pursuant to Rule 13d-3 under Exchange Act.
(2) Includes 250,000 shares of Common Stock, 58,229 shares of Preferred Stock convertible share-for-share into Common Stock at any time, and Warrants to acquire 13,000 shares of Common Stock owned of record by Professional Sales Associates, Inc. ("PSA"). Messrs. Searl and Reinhardt are officers and directors of PSA and may be deemed to beneficially own PSA's shares. Mr. Searl, individually, owns of record 400,750 shares of Common Stock and 19,900 shares of Preferred Stock. Mr. Reinhardt, individually, owns of record 56,950 shares. In addition, Mr. Reinhardt's spouse, individually, owns 4,000 shares which are attributed to him in this chart.
(3) Includes options held by Messrs. Searl, Reinhardt and Isaac to purchase 50,000 shares (each) shares of the Company's Common Stock at $2.50 per share. Also includes options held by Messrs. Searl and Reinhardt to purchase 50,000 shares (each) at $1.75 per share. Also includes options held by Messrs. Searl and Isaac to purchase 100,000 and 200,000, respectively, of the Company's Common

     Stock at $2.13 per share. These shares have been added to outstanding shares in calculating each director's individual percentage of beneficial ownership.

(4) Includes options held by Messrs. Searl and Reinhardt to purchase 2,051 shares (each) of the Company's Common Stock at $2.43 per share and Mr. Reinhardt to purchase 1,754 shares of the Company's Common Stock at $2.85 per share. These shares have been added to outstanding shares in calculating each director's individual percentage of beneficial ownership.
(5) Includes 604,893 shares of the Company's Common Stock held by the Micro Motors ESOP which are held by such ESOP for the benefit of Mr. Coss. Such shares held by the ESOP for the benefit of Mr. Coss are included in the total opposite Mr. Coss' name and also included in the total opposite the name of the Plan. Mr. Coss is one of three Trustees of such Plan, and does not have sole voting or dispositive power over shares held by the Plan.
(6) Includes options of Messrs. Reinhardt and Hovee to acquire 1,200 shares each of the Company's Common Stock at $4.17 per share. The Table does not include options of Messrs. Reinhardt, Hovee and Zaepfel to acquire 20,000 shares each of the Company's Common Stock at $3.31, $3.31, and $3.93, respectively, granted subsequent to June 30, 1996.
(7) Includes options of Mr. Strait to acquire 295,560 shares of the Company's Common Stock at $2.50 per share, pursuant to conversion of options to acquire Micro granted prior to the Micro acquisition, approved by the Company's shareholders on February 27, 1996.
(8) The officers and directors as a group currently have in the aggregate, together with their affiliates, voting power with respect to 2,601,335 currently issued and outstanding shares of Common Stock, not including in such number the convertible preferred stock or options treated as shares of Common Stock attributed to them for the purpose of this chart. Shares held by the Micro Motors ESOP have not been included in computing the voting power number in this footnote or in stating the vote controlled by officers and directors elsewhere in this proxy statement, but shares held by the Micro Motors ESOP for the benefit of Mr. Coss are included the amount of his beneficial ownership and the total held by all officers and directors as a group reported in the chart.

                                _______________

     Set forth in the following table is information as of June 30, 1996 with respect to the beneficial shareholdings of all directors, individually, and all officers and directors as a group, and beneficial owners of more than five percent of the Company's Series A Preferred Stock.

              BENEFICIAL SHAREHOLDINGS OF DIRECTORS, OFFICERS AND
                   OWNERS OF MORE THAN 5% OF PREFERRED STOCK

                                                          PERCENT
     NAME AND ADDRESS                    NO. OF SHARES    OF CLASS
-------------------------------------  ----------------  ---------
Kent E. Searl
1401 Walnut Street, Suite 500
Boulder, CO 80302                          78,129(1)      100.0%

Richard N. Reinhardt
1401 Walnut Street, Suite 500
Boulder, CO 80302                          58,229(1)      74.5%

All officers and directors as a
group (3 persons)                          78,129 (1)     100.0%

Professional Sales Associates, Inc.
1401 Walnut Street, Suite 500
Boulder, CO 80302                          58,229          74.5%
------------
(1) Includes 58,229 shares owned of record by Professional Sales Associates, Inc. ("PSA"). Messrs. Searl and Reinhardt are officers and directors of PSA and may be deemed to beneficially own PSA's shares. Mr. Searl, individually, owns of record 19,900 shares (24.2% of the outstanding shares of Preferred Stock). Mr. Reinhardt owns no shares of Preferred Stock individually.

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

          (a)(1) and (a)(2)  See Item 7.

          (b) See Form 8-K filed by the Company dated July 26, 1995 and Form 8-K filed by the Company dated May 11, 1996.

          (c)                See Exhibit Index.  (Available Upon Request).

                                 EXHIBIT INDEX


                                                    Sequentially
Exhibit                                               Numbered
  No.                     Document                     Pages
--------                -----------                 ------------
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

 10.16    Prophy Ring Patent License Agreement
          dated and effective July 1, 1993
          between Challenge Products, Inc. And
          Charles L. Bull (incorporated herein by
          reference to Exhibit 10.17 to Pro-Dex,
          Inc. Registration Statement No.
          33-74397).

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


 10.23    Asset Purchase Agreement between
          Pro-Dex, Inc., Pnu-Light Acquisition
          Corporation, and Marty J. Anderson,
          dated May 11, 1996 (incorporated herein
          by reference to Exhibit 10.23 of the
          Company's Form 10-KSB dated June 30,
          1996, as originally filed).


 10.24   Letter Agreement, regarding rescission
          of Royalty Agreement between Pro-Dex,
          Inc., Challenge Products, Inc. And
          Charles Bull, dated June __, 1996,
          together with Assignment of
          Patent(incorporated herein by reference
          to Exhibit 10.23 of the Company's Form
          10-KSB dated June 30, 1996, as
          originally filed).

 23.1     Consent of McGladrey & Pullen, LLP