Form 10QSB
period 1996-09-30
PRO DEX INC
filed 1996-11-13
CIK 788920

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                            -----------------------

                                 FORM 10-QSB

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1996


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

     The number of shares of the Registrant's no par value common stock outstanding as of September 20, 1996, was 9,050,783.

                         PRO-DEX, INC. AND SUBSIDIARIES
                         ------------------------------


DOCUMENTS INCORPORATED BY REFERENCE:  None.

                              Table of Contents
                              -----------------

                                                                   Page No.
                                                                   --------
PART I            Financial Information

 Item 1.          Financial Statements
                  Consolidated Balance Sheets                    F-1 & F-2
                  Consolidated Statements of Income                    F-3
                  Consolidated Statements of Cash Flow                 F-4
                  Notes to Consolidated Financial Statements             5

 Item 2.          Management Discussion and Analysis of
                  Financial Condition and Results of Operations          6

SIGNATURES                                                               7

EXHIBITS          NONE


                               PAGE 1 of 7 Pages

                         PRO-DEX, INC. AND SUBSIDIARIES
                         ------------------------------

                          CONSOLIDATED BALANCE SHEET

                                    ASSETS

                                                  September 30,    June 30,
                                                      1996           1996
                                                      ----           ----
                                                   (unaudited)

Current assets:
   Cash & cash equivalents                       $   266,037     $   407,722
   Accounts receivable, net                        4,930,209       5,069,942
   Inventories, at cost                            4,797,275       4,699,567
   Deferred taxes                                    495,300         398,300
   Prepaid expenses                                  714,650         257,898
                                                  ----------      ----------

                                                  11,203,471      10,833,429
                                                  ----------      ----------

Property and equipment                             5,546,644       5,505,127
   Less accumulated depreciation                  (2,349,708)     (2,186,233)
                                                  ----------      ----------
      Net property and equipment                   3,196,936       3,318,894
                                                  ----------      ----------

Other assets:
   Deferred taxes                                    404,000         387,000
   Other                                             296,744         133,761
   Intangibles                                    13,419,829      13,654,404
                                                  ----------      ----------

      Total other assets                          14,120,573      14,175,165
                                                  ----------      ----------

      Total assets                               $28,520,980     $28,327,488
                                                 ===========     ===========

See Notes to Financial Statements

                        PRO-DEX, INC. AND SUBSIDIARIES
                        ------------------------------

                    CONSOLIDATED BALANCE SHEET - CONTINUED

                      LIABILITIES & STOCKHOLDERS' EQUITY


                                                   September 30,     June 30,
                                                      1996             1996
                                                      ----             ----
                                                   (unaudited)
Current liabilities:
    Notes payable                                  $ 1,263,363     $ 1,162,465
    Current portion of long-term debt                1,151,442       1,236,570
    Accounts payable                                 1,197,495       1,039,706
    Accrued expenses                                 1,007,546       1,330,450
    Income taxes payable                                               547,007
    Deferred revenue                                   218,016         208,485
                                                   -----------     -----------
      Total current liabilities                      4,837,862       5,524,683

Long-term debt, net of current portion               6,591,626       5,371,264
                                                   -----------     -----------

      Total liabilities                             11,429,488      10,895,947
                                                   -----------     -----------

Commitments and contigencies

Stockholders' equity:
    Series A convertible preferred stock,
       no par value; 10,000,000 shares
       authorized; 78,129 shares issued
       and outstanding                                 282,990         282,990
    Common stock, no par value; 50,000,000
       shares authorized; 9,025,783 shares
       issued and outstanding shares                16,697,660      16,697,660
    Additional paid in capital                       1,004,541       1,004,541
    Accumulated deficit                               (872,399)       (532,350)
                                                   -----------     -----------
                                                    17,112,792      17,452,841

    Receivable from employee stock
       ownership plan (ESOP)                           (21,300)        (21,300)
                                                   -----------     -----------

      Total stockholders' equity                    17,091,492      17,431,541
                                                   -----------     -----------

      Total liabilities and stockholders'
        equity                                     $28,520,980     $28,327,488
                                                   ===========     ===========


See Notes to Financial Statements

                        PRO-DEX, INC. AND SUBSIDIARIES
                        ------------------------------

                      CONSOLIDATED STATEMENTS OF INCOME

                                                  Quarter Ended September 30,
                                                      1996           1995
                                                      ----           ----
                                                   (unaudited)    (unaudited)

Net sales (net of sales from discontinued
 operation of $594,263 and $636,529)                $4,442,268      $4,136,636

Cost of Sales                                        1,812,085       1,595,827
                                                    ----------      ----------

Gross Profits                                        2,630,183       2,540,809
                                                    ----------      ----------

Operating expenses:
   Selling                                           1,065,791         757,529
   General and administrative                        1,226,725         807,616
   Research and development                            242,337         132,646
   Amortization                                        294,356         152,201
                                                    ----------      ----------
      Total operating expenses                       2,829,209       1,849,992
                                                    ----------      ----------

Income (loss) from operations                         (199,026)        690,817
                                                    ----------      ----------

Other income (expense):
   Interest expense                                   (261,242)       (174,503)
   Other income, net                                    10,384          20,852
                                                    ----------      ----------
      Total                                           (250,858)       (153,651)

Income (loss) before income taxes (benefit)
  and loss from discontinued operation                (449,884)        537,166
Income taxes (benefit)                                 114,000         157,341
                                                    ----------      ----------

Income (loss) before loss from discontinued
  operation                                           (335,884)        379,825
(Loss) from discontinued operation (net of
  tax benefit)                                          (4,162)        (32,661)
                                                    ----------      ----------
Net income                                          $ (340,046)        347,164
                                                    ==========      ==========

Earnings per common and common equivalent
  share:
   Income (loss) from continuing operations         $    (0.04)     $     0.04
   (Loss) from discontinued operation
                                                    ----------      ----------
      Net income (loss) per share                   $    (0.04)     $     0.04
                                                    ==========      ==========


See Notes to Financial Statements

                        PRO-DEX, INC. AND SUBSIDIARIES
                        ------------------------------

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                        Quarter ended September 30,
                                                                                            1996          1995
                                                                                            ----          ----
                                                                                        (unaudited)    (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                                                    $  (340,046)   $   347,164
   Adjustments to reconcile net income (loss) to net cash
      provided by operating activities:
         Depreciation and amortization                                                      398,050        269,383
         Provision for doubtful accounts                                                     44,251             --
         Loss (gain) on sale of property and equipment                                           --         (9,984)
   Change in working capital components net of effects
      from purchase of Oregon Micro Systems, Inc.
      Micro Motors, Inc., and Pnu-Light Tool Works, Inc.:
         (Increase) decrease in accounts receivable                                          95,481       (345,689)
         (Increase) decrease in inventories                                                 (97,708)      (303,131)
         (Increase) decrease in deferred taxes                                             (114,000)            --
         (Increase) decrease in prepaids                                                   (456,752)       420,688
         (Increase) decrease in other assets                                               (162,983)            --
         Increase (decrease) in accounts payable and accrued expense                       (165,115)       340,606
         Increase (decrease) in deferred revenue                                              9,531          7,304
         Increase (decrease) in income taxes payable                                       (547,007)       175,801
                                                                                        -----------    -----------

   Net cash provided by (used in) operating activities                                   (1,336,298)       902,142
                                                                                        -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Acquisitions of businesses                                                                           (4,738,800)
   Proceeds from sale of property and equipment                                                  --             --
   Purchase of property and equipment                                                       (41,517)       (38,804)
                                                                                        -----------    -----------

   Net cash flows (used in) investing activities                                            (41,517)    (4,777,604)
                                                                                        -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net borrowing on revolving credit agreements                                             100,898        215,077
   Proceeds from long-term borrowing                                                      1,220,362      4,000,000
   Principal payments on long-term borrowing                                                (85,130)      (138,271)
   Issuance of common stock
                                                                                        -----------    -----------

   Net cash flows provided by financing activities                                        1,236,130      4,076,806
                                                                                        -----------    -----------

INCREASE (DECREASE) IN CASH                                                                (141,685)       201,344
CASH, beginning of period                                                                   407,722        384,968
                                                                                        -----------    -----------
CASH, end of period                                                                     $   266,037    $   586,312
                                                                                        ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash payments for interest                                                           $   261,242    $   171,500
   Cash payments for income taxes                                                       $   677,950    $        --



See Notes to Financial Statements

                         PRO-DEX, INC. AND SUBSIDIARIES
                         ------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THREE MONTHS ENDED SEPTEMBER 30, 1996


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instruction to Form 10-Q and Article 10 of regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended June 30, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 1996.

NOTE 2 - INCOME PER SHARE

Income per share is based on the weighted average number of common shares outstanding during each year. Shares issuable upon the conversion of preferred stock and stock warrants are not included in the calculation if their inclusion would be anti-dilutive.

NOTE 3 - BUSINESS ACQUISITIONS

On July 26, 1995, the Company acquired for cash all the outstanding shares of Oregon Micro Systems, Inc., a manufacturer of multi-axis motion control circuit boards. Also, on July 26, 1995, the Company acquired all of the outstanding stock of Micro Motors, Inc., a manufacturer of patented miniature pneumatic
(air) motors, and dental handpieces. On May 11, 1996, the Company acquired substantially all of the assets and liabilities of Pnu-Light Tool Works, Inc., a developer of pneumatic light mechanisms for pneumatic hand tools.

All acquisitions have been accounted for as a purchase and the results of operations of the three companies are included in the consolidated financial statements since the dates of acquisition.

Unaudited pro forma consolidated results of operations for the quarter ended September 30, 1995 as though OMS, Micro Motors, and Pnu-Light had been acquired as of July, 1, 1995, follows:


       Sales                   $4,930,037
       Net Income                 256,000
         Earnings per share           .03

ITEM 2.  MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         ---------------------------------------------------------------------
OF OPERATIONS
-------------

RESULTS OF OPERATIONS

Total revenues for the quarter ended September 30, 1996 were $4,442,268 as compared to $4,136,636 for the same quarter in the previous year. On July 26, 1995 the Company acquired for cash all of the outstanding shares of Oregon Micro Systems, Inc., a manufacturer of multi-axis motion control circuit boards. In addition to the stock, the Company acquired two letters patent for the design of multi-axis motion control circuit boards with an approximate value of $2,925,000. The total acquisition cost was approximately $6,700,000.

Also on July 26, 1995, the Company acquired Micro Motors, Inc., a manufacturer of patented miniature pneumatic (air) motors, and dental handpieces in exchange for 3,350,000 shares of the Company's stock. The amount assigned to the shares of the stock was $2.75 per share making the total acquisition price $9,212,500.

On May 11, 1996, the Company acquired certain assets and liabilities of Pnu-Light Tool Works, Inc., a developer of pneumatic light mechanisms for hand tools in exchange for common stock of the Company. The purchase agreement calls for the final purchase price to be determined based upon a multiple of the Pnu-Light subsidiary's net income for the year ended June 30, 1999, and also based upon the then current price of the Company's common stock. The agreement further states that the minimum value assigned to the net assets purchased is $4,000,000 subject to certain adjustments. The agreement provides that if the computed value based on the prescribed formula does not exceed $4,000,000, the Company has the option to rescind the transaction. Management believes that all three of these acquisitions will provide significant synergistic advantages to the Company's business.

On a pro forma basis revenues for the quarter ended September 30, 1996 were $4,442,268 compared to $4,930,037 for the same quarter in the previous year, a decrease of 9.9%. The Company is also reporting on a pro forma basis a loss for the quarter ended September 30,1996 of ($340,046) compared to a profit of $256,000 for the same quarter in the previous year.

The actual loss for the quarter ended September 30, 1996 was ($340,046), or ($.04) per share compared to a profit of $347,164, or $.04 per share for the same quarter in the previous year. Several factors contributed to the poor operating results for the first quarter of 1996. The Company absorbed a pre-payment penalty of $82,000 due to the refinancing of the FINOVA debt with more favorable terms from the Harris Bank of Chicago. In addition, additional research and development costs, and the transfer of the manufacturing operation at Pnu-Light to Micro Motors caused that subsidiary to sustain a pre-tax operating loss of $260,000 for the quarter. Also, a general softness in the semiconductor industry during the period slowed deliveries at Oregon Micro Systems resulting in lower revenues and profits compared to the previous period. Micro Motors continued to grow with its branded product line and Biotrol and Challenge Products achieved better than expected revenue from the sale of its infection control and preventive dental products.

In July, 1996 the Company obtained a $10,000,000 credit facility from Harris Bank secured by all assets of the Company. The facility requires monthly interest payments at the prime rate or at a variable interest rate from 1.5% to 2% above the LIBOR rate. The term loan requires annual prepayments equal to 50% of excess cash flow, as defined beginning in October 1997. A portion of the proceeds were used to retire existing debt for which the Company incurred a prepayment penalty of $293,200. The prepayment penalty is being amortized ratably during the year.

On June 24, 1996, the Company decided to report the operations of PDM, its dental center business, on a discontinued basis and expects to sell the assets of that subsidiary. The Company believes that PDM will not incur future operating losses through its disposition and that the Company will be able to sell the net assets of this operation for at least equal to their recorded value. Management's current plans are to sell various assets of PDM and to provide financing to the buyer of the assets.

Sales of PDM were approximately $594,000 for the quarter ended September 30, 1996 and $636,000 for the quarter ended September 30, 1995. Operating expenses for the same periods were approximately $598,000 and $682,000 respectively. These amounts are presented in the statement of operations as discontinued operations, net of applicable income tax benefits of approximately ($4,000) and ($33,000) for 1996 and 1995.

At September 30,1996, the net assets of PDM consists of the following:


          Receivables                      $1,955,000
          Inventories                         262,000
          Depreciated cost of equipment       309,000
          Current liabilities                (253,204)
          Deferred revenues                  (218,000)


LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital on September 30, 1996 was $6,365,609 (a 2.3:1 ratio), compared to $4,528,000 (a 1.9:1 ratio) on September 30, 1995. The Company was able to increase its bank line of credit from approximately $5,500,000 to $10,000,000 in July 1996. The Company believes that its present bank line of credit and projected cash generated from operations will satisfy its working capital needs for the foreseeable future.

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  September 30, 1996               /s/ Kent E. Searl
                                        ----------------------------------------
                                        Kent E. Searl, Chairman


Date:  September 30, 1996               /s/ George J. Isaac
                                        ----------------------------------------
                                        George J. Isaac, Chief Financial Officer