Form 10QSB
period 1996-12-31
PRO DEX INC
filed 1997-02-12
CIK 788920

U.S. SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549


                          FORM 10-QSB

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 1996


[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



               Commission File Number     0-14942

                       PRO-DEX, INC.
         (name of small business issuer in its charter)

     Colorado                                   84-1261240
(State or other jurisdiction of         (I.R.S. Employer ID No.)
incorporation or organization)

      1401 Walnut St., Ste., 540, Boulder, Colorado 80302
            (Address of principal executive offices)

           Issuer's telephone number:  (303) 443-6136

Securities  registered under Section 12(b) of the  Exchange
Act:

                                     Name of each exchange
Title of each class                  on which registered
       None                                 None

Securities  registered under Section 12(g) of the  Exchange
Act:

                   Common Stock, no par value
                        (Title of class)

     The number of shares of the Registrant's no par value common stock outstanding as of February 10, 1997, was 9,080,783.


              PRO-DEX, INC. AND SUBSIDIARIES

         DOCUMENTS INCORPORATED BY REFERENCE: None.

                       Table of Contents

                                                    Page No.
PART I      Financial Information

   Item 1.
          Financial Statements
          Consolidated Balance Sheets              F-1 & F-2
          Consolidated Statements of  Income       F-3 & F-4
          Consolidated Statements of Cash Flow           F-5
          Notes to Consolidated Financial Statements       6

   Item 2.
          Management Discussion and Analysis of
          Financial  Condition  and  Results   of
          Operations                                       8

SIGNATURES                                                10

EXHIBITS     NONE

                      Page 1 of  10 Pages
                  PRO-DEX, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEET

                             ASSETS

                                      December 31,     June 30,
                                          1996           1996
                                       (unaudited)
Current assets:
   Cash & cash equivalents         $      367,514 $    407,722
   Accounts receivable, net             5,192,806    5,069,942
   Inventories, at cost                 5,053,725    4,699,567
   Deferred taxes                         599,100      398,300
   Prepaid expenses                       601,166      257,898

                                       11,814,311   10,833,429


Property and equipment                  5,854,044    5,505,127
   Less accumulated depreciation        2,502,608    2,186,233
      Net property and equipment        3,351,436    3,318,894

Other assets:
   Deferred taxes                         404,000      387,000
   Other                                  393,922      133,761
   Intangibles                         13,161,387   13,654,404

Total other assets                     13,959,309   14,175,165

 Total assets                      $   29,125,056 $ 28,327,488

                  PRO-DEX, INC. AND SUBSIDIARIES
             CONSOLIDATED BALANCE SHEET - CONTINUED
                LIABILITIES & STOCKHOLDERS' EQUITY

                                         December 31,    June 30,
                                              1996        1996
                                          (unaudited)
 Current liabilities:
    Notes payable                       $  1,252,062 $  1,162,465
    Current portion of long-term debt      1,140,393    1,236,570
    Accounts payable                       1,135,776    1,039,706
    Accrued expenses                       1,058,359    1,330,450
    Income taxes payable                                  547,007
    Deferred revenue                         211,821      208,485

      Total current liabilities            4,798,411    5,524,683

 Long-term debt, net of current portion    7,400,952    5,371,264

      Total liabilities                   12,199,363   10,895,947

 Commitments and contingencies


 Stockholders' equity:
    Series A convertible preferred stock,
       no par value; 10,000,000
       shares authorized; 78,129 shares
       issued and outstanding                282,990      282,990
    Common stock, no par value; 50,000,000
       shares authorized; 9,080,783 shares
       issued and outstanding             16,705,161   16,697,660
    Additional paid in capital             1,004,541    1,004,541
    Accumulated deficit                   (1,040,887)    (532,350)
                                          16,951,805   17,452,841
 Receivable from employee stock
    ownership plan (ESOP)                    (26,112)     (21,300)

    Total stockholders' equity            16,925,693   17,431,541

    Total liabilities and
       stockholders' equity             $ 29,125,056 $ 28,327,488

                 PRO-DEX, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF INCOME

                                       Quarter Ended December 31,
                                             1996       1995
                                         (unaudited)  (unaudited)
 Net sales (net of sales from discontinued
 operation of $507,172 and $539,735)     $ 4,776,596  $ 5,180,969

 Cost of Sales                             1,941,397    2,125,336

 Gross Profits                             2,835,199    3,055,633

 Operating expenses:
    Selling                                  978,940      926,812
    General and administrative             1,180,253    1,265,640
    Research and development                 225,572      111,406
    Amortization                             215,692      203,301
      Total operating expenses             2,600,457    2,507,159

Income (loss) from operations                234,742      548,474

Other income (expense):
 Interest expense                           (306,515)    (231,547)
 Other income, net                            13,050
      Total                                 (293,465)    (231,547)

 Income (loss)  before income taxes
    (benefit) and loss from discontinued
    operation                                (58,723)     316,927

 Income taxes (benefit)                      (30,900)      84,800

 Income (loss) before loss from
    discontinued operation                   (27,823)     232,127
 (Loss) from discontinued operation (net
    of tax benefit)                         (140,664)      (4,162)
 Net income                               $ (168,487)  $  227,965

 Earnings per common and common equivalent
 share:
    Income (loss)  from continuing
       operations                         $    (0.00)  $     0.03
    (Loss) from discontinued operation         (0.02)
       Net income (loss) per share        $    (0.02)  $     0.03


                 PRO-DEX, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF INCOME

                                    Six Months ended December 31,
                                          1996           1995
                                       (unaudited)    (unaudited)
 Net sales (net of sales from
 discontinued operation
 of $1,111,777 and $1,176,264)       $   9,208,722  $   9,665,567

 Cost of Sales                           3,745,913      4,069,125

 Gross Profits                           5,462,809      5,596,442

 Operating expenses:
    Selling                              2,007,822      1,684,341
    General and administrative           2,376,020      2,103,293
    Research and development               419,807        244,052
    Amortization                           457,082        355,502
      Total operating expenses           5,260,731      4,387,188

Income (loss) from operations              202,078      1,209,254

Other income (expense):
 Interest expense                         (559,174)      (387,661)
 Other income, net                          27,227         20,852
      Total                               (531,947)      (366,809)

Income (loss) before income taxes
   (benefit) and loss from
   discontinued operation                 (329,869)       842,445
Income taxes (benefit)                     (98,900)       239,800

 Income (loss) before loss from
   discontinued operation                 (230,969)       602,645
 (Loss) from discontinued operation
   (net of tax benefit)                   (277,564)       (27,515)
 Net income                          $    (508,533) $     575,130

 Earnings per common and common
 equivalent share:
    Income (loss)  from continuing
      operations                     $       (0.03) $        0.07
    (Loss) from discontinued
      operations                             (0.03)
 Net income (loss) per share         $       (0.06) $        0.07

                 PRO-DEX, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS

                                    Six months ended December 31,
                                                1996        1995
                                            (unaudited)  (unaudited)
 CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                        $  (508,533) $   575,130
   Adjustments  to reconcile net income
      (loss) to net cash
      provided by operating activities:
         Depreciation and amortization          809,392      637,525
         Provision  for doubtful accounts        69,480      (19,968)
         Loss (gain) on sale of property and
         equipment
   Change in working capital components
     net of effects from purchase of
     Oregon Micro Systems, Inc.
     Micro Motors, Inc., and Pnu-Light Tool
     Works, Inc.:
       (Increase)  decrease  in  accounts      (197,156)    (301,975)
          receivable
       (Increase) decrease in inventories      (354,158)    (295,031)
       (Increase)  decrease  in  deferred
          taxes                                (217,800)
       (Increase) decrease in prepaids         (343,268)
       (Increase) decrease in other assets     (260,161)
       Increase (decrease)in accounts
          payable and accrued expense          (154,426)     382,419
       Increase (decrease) in deferred
          revenue                                 3,336        5,121
       Increase (decrease) in income
          taxes payable                        (568,602)     305,330

 Net cash provided by (used in)
    operating activities                     (1,721,896)   1,288,551

 CASH FLOWS FROM INVESTING ACTIVITIES
    Acquisitions of businesses                            (4,738,800)
    Proceeds from sale of property and
      equipment
    Purchase of property and equipment        (348,923)      (84,652)

 Net cash flows (used in) investing
 activities                                   (348,923)   (4,823,452)

 CASH FLOWS FROM FINANCING ACTIVITIES
    Net borrowing on revolving credit
       agreements                               89,597         95,098
    Proceeds from long-term borrowing        2,120,362      4,000,000
    Principal payments on long-term
       borrowing                              (186,849)      (345,527)
    Issuance of common stock                     7,501

    Net cash flows provided by financing
       activities                            2,030,611      3,749,571

 INCREASE (DECREASE) IN CASH                   (40,208)      (214,670)
 CASH, beginning of period                     407,722        384,968
 CASH, end of period                      $    367,514  $     599,638

 SUPPLEMENTAL DISCLOSURE OF CASH
 FLOW INFORMATION
 Cash payments for interest               $    559,174  $     379,055
 Cash payments for income taxes           $    699,545  $


                 PRO-DEX, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             For six months ended December 31, 1996


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instruction to Form 10-Q and Article 10 of regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended December 31, 1996 are not necessarily indicative of the results that may be expected for the year ended June 30, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 1996.

NOTE 2 - INCOME PER SHARE

Income per share is based on the weighted average number of common shares outstanding during the period. Shares issuable upon the conversion of preferred stock and stock warrants are not included in the calculation if their inclusion would be anti-dilutive.

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

Unaudited pro forma consolidated results of operations for the quarter ended December 31, 1995 as though OMS, Micro Motors, and
Pnu-Light had been acquired as of July, 1, 1995, follows:

Sales                    $10,459,000
Net Income                   560,000
Earnings per share              0.06


NOTE 4 - DISCONTINUED OPERATIONS

On June 24, 1996, the Company decided to report the operations of its subsidiary, Pro-Dex Dental Management (PDM), on a discontinued basis and expects to sell that line of business.
The Company believes that PDM will not incur future operating losses through its disposition and that the Company will be able to sell the net assets of this operation for at least equal to their recorded value. Management's current plans are to sell various assets of PDM and to provide financing to the buyer of the assets.

Sales of PDM were approximately $1,090,000 for the six months ended December 31, 1996, and $1,180,000 for the six months ended December 31, 1995. Operating expenses for the same periods were $1,160,000 and $1,240,000 respectively. These amounts are presented in the statement of operations as discontinued operations, net of applicable income tax benefits of approximately ($67,000) and ($28,000) for the six months ended December 31, 1996, and 1995.

At December 31, 1996, the net assets of PDM consists of the following:

     Receivables                       $2,004,681
     Inventories                          273,000
     Depreciated cost of equipment        522,000
     Current liabilities                 (280,000)
     Deferred revenue                    (212,000)

In January of 1997, the Company decided to report the operations of its subsidiary, Pnu-Light, Inc. on a discontinued basis, and in accordance with the unwind provisions of the acquisition agreement, return the assets of Pnu-Light to its former owners in exchange for 368,483 shares of the Company's stock. Other details of the transaction are not available at this time. The Company does not expect to incur any future operating losses as a result of its decision to dispose of the Pnu-Light subsidiary.

Sales  of  Pnu-Light for the six months ended December  31,  1996 were $23,000. Operating expenses for Pnu-Light for the same period were approximately $330,000. These amounts are presented in the statement of operations as a loss from discontinued operations, net of applicable income tax benefits of approximately ($210,000) for the six months ended December 31, 1996.

                 PRO-DEX, INC. AND SUBSIDIARIES


Item 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

As of December 31, 1996, Pro-Dex, Inc. (the "Company") was the parent of six subsidiaries, Biotrol International, Inc. ("Biotrol"), Challenge Products, Inc. ("Challenge"), Pro-Dex Management, Inc. ("PDM"), Micro Motors, Inc. ("Micro"), Oregon Micro Systems, Inc. ("OMS"), and Pnu-Light Acquisition Corporation, ("Pnu-Light"). Biotrol manufactures and distributes infection control products for the dental industry. Challenge manufactures fluoride and related products for preventive dentistry. PDM is a dental management company, operating six dental centers located in Sears stores in northern California. Micro is a manufacturer of miniature pneumatic motors used in dental, medical and industrial devices. In addition, Micro manufactures and distributes a complete line of dental hand-pieces for the dentist and hygienist. OMS designs and manufactures multi-axis circuit boards to control the motion of motors used predominantly in medical testing equipment and computer chip manufacturing machinery. Pnu-Light has developed a patented pneumatic light system for air driven hand tools predominantly used in industrial applications.

During the second quarter, the Company signed a letter of intent to sell its dental center operations. Accordingly, the Company's financial statements have been restated to reflect the accounting treatment for discontinued operations of the dental centers. In January, the Company decided to exercise its option under the acquisition agreement and unwind the Pnu-Light transaction. As a result, the Company's financial statements have been restated to reflect the operating results of the Pnu-Light subsidiary as discontinued operations. In accordance with the terms of the unwind provision, the Company will receive 368,483 shares of its stock in exchange for returning the assets of Pnu-Light. Other details of the transaction are unavailable at this time.


Quarter  Ended  December  31,  1996  compared  to  quarter  ended
December 31, 1995

In the quarter ended December 31, 1996 the Company's net sales decreased $404,373, or 7.8% to $4,776,596 million from $5,180,969 in the same period of 1995.

Gross profit decreased $220,434, or 7.2% to $2,835,199 from $3,055,633 in the second quarter of 1995 as a result of lower sales. As a percentage of sales, gross profit increased from 59.0% to 59.4% primarily due to a more favorable sales mix.

Operating  expenses increased 3.7% from $2,507,159 to  $2,600,457 in the quarter.

Income from continuing operations before taxes decreased $313,732 or 57.2% to $234,742 from $548,474 in the same quarter in 1995. Income (loss) before discontinued operations decreased 112% to ($27,823) from $232,127 for the same period in 1995. In the quarter the Company absorbed a pre-payment penalty of $91,000 due to the refinancing of the FINOVA debt with more favorable terms from the Harris Bank of Chicago. In addition, continued softness in the semiconductor industry compared to the same quarter in 1995 slowed deliveries at Oregon Micro Systems resulting in lower revenues and profits for the quarter. Biotrol continued to achieve better than expected revenue from the sale of its infection control and preventive dental products. Loss from discontinued operations (net of tax benefit) for the quarter ended December 31, 1996 consists of Pro-Dex Management of approximately ($63,000) and Pnu-Light of approximately ($78,000). Loss from discontinued operations (net of tax benefit) for the quarter ended December 31, 1995 is approximately ($4,000) from the PDM subsidiary.


Six  Months Ended December 31, 1996 Compared To Six Months  Ended
December 31, 1995

Net sales decreased $456,845 or 4.7% to $9,208,722 for the six months ended December 31, 1996 from $9,665,567 for the six months ended December 31, 1995. On a proforma basis revenues for the six months ended December 31, 1995 were $10,459,000, compared to $9,208,722 for the six months ended December 31, 1996, a decrease of 12%.

Gross  profit margin increased to  59.3% for the six months ended
December  31,  1996 compared to 57.9% for the  six  months  ended
December 31, 1995. The increase in gross profit percentage was due primarily to a more favorable sales mix.

Operating income (loss) from continuing operations decreased 83.3% to $202,078 for the current period from $1,209,254 for the prior period. The decrease in operating income for the six months is mainly attributed to the slowness in the semiconductor industry at Oregon Micro Systems. Income from operations for the six month period at OMS for the current period is $352,000 compared to $856,000 for the five month period ending December 31, 1995.

Interest expense increased $171,500 to $559,174 for the current period compared to $387,661 in the prior period mainly due to the absorption of a pre-payment penalty for the refinancing of the FINOVA debt with more favorable terms from the Harris Bank.

Losses from discontinued operations (net of tax benefits) for the six months ended December 31, 1996 and 1995 are as follows:

                                   1996     1995

     Pro-Dex Management       ($67,000)   ($28,000)
     Pnu-Light, Inc.         ($210,000)          0
     Total                   ($277,000)   ($28,000)


Quarter  Ended  December  31,  1996  Compared  To  Quarter  Ended
September 30, 1996

Revenue from continuing operations increased $344,470 to $4,776,596 for the second quarter ended December 31, 1996 compared to $4,136,636 for the first quarter ended September 30, 1996, an increase of 8.3%. The increase was primarily due to sales of infection control and preventive dental products at Biotrol.

Income (loss) from continuing operations increased from a loss of ($32,664) in the quarter ended September 30, 1996 to income of $234,742 for the quarter ended December 31, 1996, an increase of $267,406. This increase was primarily due to an increase in sales of infection control and preventive dental care products at Biotrol, and a gradual increase in sales of motion control boards to the semiconductor industry at OMS.



Liquidity and Capital Resources

The Company's working capital on December 31, 1996 was $7,015,900 (a 2.46:1 ratio), compared to $4,331,732 (a 1.8:1 ratio) on
December 31, 1995. The Company was able to increase its bank line of credit from approximately $5,500,000 to $10,000,000 in July, 1996. The Company believes that its present bank line of credit and projected cash generated from operations will satisfy its working capital needs for the foreseeable future.

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  December 31, 1996       /s/ Kent E. Searl
                              Kent E. Searl, Chairman

Date:  December 31, 1996       /s/ George J. Isaac
                              George  J.  Isaac, Chief  Financial
Officer