Form 10QSB
period 1997-03-31
PRO DEX INC
filed 1997-05-15
CIK 788920

             U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                 ---------------------------------
                          FORM 10-QSB
(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1997

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  Commission File Number     0-14942

                           PRO-DEX, INC.
             ------------------------------------------
           (Name of small business issuer in its charter)

         Colorado                             84-1261240
(State or other jurisdiction of         (I.R.S. Employer ID No.)
Incorporation or organization)

        1401 Walnut St., Ste. 540, Boulder, Colorado 80302
              (Address of principal executive offices)

             Issuer's telephone number:  (303) 443-6136

Securities  registered under Section 12(b) of the  Exchange
Act:
                                          Name of each exchange
Title of each class                        on which registered
-------------------                       ---------------------
      None                                         None

Securities  registered under Section 12(g) of the  Exchange
Act:
                Common Stock, no par value
                     (Title of class)

     The number of shares of the Registrant's no par value common stock outstanding as of May 14, 1997, was 8,712,300.

                   PRO-DEX, INC. AND SUBSIDIARIES
                   ------------------------------


               DOCUMENTS INCORPORATED BY REFERENCE: None.

                          Table of Contents

                                                         Page No.
PART I      Financial Information

  Item 1.
          Financial Statements
          Consolidated Balance Sheets                   F-1 & F-2
          Consolidated Statements of Income             F-3 & F-4
          Consolidated Statements of Cash Flow                F-5
          Notes to Consolidated Financial Statements          6-7
  Item 2.
          Management Discussion and Analysis of
          Financial  Condition  and  Results   of
          Operations                                          8-9

SIGNATURES                                                      9

EXHIBITS    NONE

                    Page 1 of  9 Pages

                    PRO-DEX, INC. AND SUBSIDIARIES
                    ------------------------------
                      CONSOLIDATED BALANCE SHEET

                                ASSETS

                                                  March 31,      June 30,
                                                    1997           1996
                                                (unaudited)
Current assets:
  Cash & cash equivalents                      $    605,270  $    407,722
  Accounts receivable, net                        4,091,936     5,069,942
  Inventories, at cost                            4,903,648     4,699,567
  Deferred taxes                                  1,002,417       398,300
  Prepaid expenses                                  468,043       257,898

    Total current assets                         11,071,314    10,833,429


Property and equipment                            5,944,150     5,505,127
  Less accumulated depreciation                   2,673,598     2,186,233

    Net property and equipment                    3,270,552     3,318,894

Other assets:
  Deferred taxes                                    404,000       387,000
  Other                                             383,054       133,761
  Intangibles                                    12,883,691    13,654,404

    Total other assets                           13,670,745    14,175,165

    Total assets                               $ 28,012,611  $ 28,327,488

                     PRO-DEX, INC. AND SUBSIDIARIES
                     ------------------------------
                 CONSOLIDATED BALANCE SHEET - CONTINUED

                   LIABILITIES & STOCKHOLDERS' EQUITY

                                                  March 31,      June 30,
                                                    1997           1996
                                                (unaudited)
Current liabilities:
  Notes payable                                $     62,223  $  1,162,465
  Current portion of long-term debt               1,155,248     1,236,570
  Accounts payable                                  887,020     1,039,706
  Accrued expenses                                  924,049     1,330,450
  Income taxes payable                                            547,007
  Deferred revenue                                  215,466       208,485

    Total current liabilities                     3,244,006     5,524,683

Long-term debt, net of current portion            9,087,876     5,371,264

    Total liabilities                            12,331,882    10,895,947

Commitments and contingencies


Stockholders' equity:
  Series A convertible preferred stock,
    no par value; 10,000,000
    shares authorized; 78,129 shares
    issued and outstanding                          282,990       282,990
  Common stock, no par value; 50,000,000
    shares authorized; 9,080,783 shares
    issued and outstanding                       16,705,161    16,697,660
  Additional paid in capital                      1,004,541     1,004,541
  Accumulated deficit                            (2,252,850)     (532,350)

                                                 15,739,842    17,452,841

  Receivable from employee stock
    ownership plan (ESOP)                           (59,113)      (21,300)

    Total stockholders' equity                   15,680,729    17,431,541

    Total liabilities and stockholders'equity  $ 28,012,611  $ 28,327,488

                    PRO-DEX, INC. AND SUBSIDIARIES
                    ------------------------------
                   CONSOLIDATED STATEMENTS OF INCOME

                                                  Quarter Ended March 31,
                                                    1997          1996
                                                (unaudited)   (unaudited)
Net sales (net of sales from
  discontinued operations
  of $507,172 and $587,289)                    $  4,397,093  $  5,902,581

Cost of Sales                                     2,023,105     2,378,677

Gross Profits                                     2,373,988     3,523,904

Operating expenses:
  Selling                                         1,143,202     1,216,197
  General and administrative                      1,415,071     1,168,936
  Research and development                          205,367       153,924
  Amortization                                      236,567       213,301
    Total operating expenses                      3,000,207     2,752,358

Income (loss) from operations                      (626,219)      771,546

Other income (expense):
  Interest expense                                  354,920       242,194
  Other income, net                                  11,760        16,482
    Total                                           343,160       225,712

Income (loss) before income taxes (benefit) and
  (loss) from discontinued operations              (969,379)      545,834
Income taxes (benefit)                             (246,972)      163,759

Income (loss) before income (loss)
  from discontinued operations                     (722,407)      382,075
Income (loss) from discontinued operations
  (net of income tax (benefit))                    (489,557)       30,202

Net income (loss)                              $ (1,211,964) $    412,277

Earnings per common and common
equivalent share:
  Income (loss) from continuing operations     $      (0.08) $       0.05
  (Loss) from discontinued operations                 (0.05)         0.00
    Net income (loss) per share                $      (0.13) $       0.05

                    PRO-DEX, INC. AND SUBSIDIARIES
                    ------------------------------
             CONSOLIDATED STATEMENTS OF INCOME - CONTINUED

                                              Nine months ended March 31,
                                                    1997          1996
                                                (unaudited)   (unaudited)
Net sales (net of sales from
  discontinued operations
  of $1,714,178 and $1,763,554)                $ 13,605,814  $ 15,220,185

Cost of Sales                                     5,769,020     6,115,376

Gross Profits                                     7,836,794     9,104,809

Operating expenses:
  Selling                                         3,151,024     2,900,883
  General and administrative                      3,791,093     3,231,884
  Research and development                          625,174       397,976
  Amortization                                      693,649       568,803
    Total operating expenses                      8,260,940     7,099,546

Income (loss) from operations                      (424,146)    2,005,263

Other income (expense)
  Interest expense                                  914,094       663,089
  Other income, net                                  38,987        33,136
    Total                                           875,107       629,953

Income (loss) before income taxes (benefit)
  and (loss) from discontinued operations        (1,299,253)    1,375,310
Income taxes (benefit)                             (345,872)      412,593

Income (loss) before (losses) from
  discontinued operations                          (953,381)      962,717
Income (loss) from discontinued
  operations (net of tax benefit)                  (767,119)      (12,806)

Net income (loss)                              $ (1,720,500) $    949,911

Earnings per common and common equivalent share:
  Income (loss) from continuing operations     $      (0.10) $       0.11
  (Loss) from discontinued operations                 (0.09)         0.00
    Net income (loss) per share                $      (0.19) $       0.11

                     PRO-DEX, INC. AND SUBSIDIARIES
                     ------------------------------
                  CONSOLIDATED STATEMENTS OF CASH FLOWS

                                              Nine months ended March 31,
                                                    1997         1996
                                                 (unaudited)  (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                           $ (1,720,501)  $    949,911
  Adjustments to reconcile net income (loss)
    to net cash provided by operating activities:
      Depreciation and amortization              1,258,078        992,840
      Provision for doubtful accounts              558,753
      Loss (gain) on sale of property
        and equipment                                             (19,968)
  Change in working capital components net of
    effects from purchase of Oregon Micro
    Systems,Inc., Micro Motors,Inc., and Pnu-Light
    Tool Works, Inc.
      (Increase) decrease in accounts receivable   381,440     (1,105,564)
      (Increase) decrease in inventories          (204,081)      (507,449)
      (Increase) decrease in deferred taxes       (621,117)
      (Increase) decrease in prepaids             (210,145)       189,128
      (Increase) decrease in other assets         (249,293)       (81,615)
      Increase (decrease) in accounts payable
        and accrued expense                       (486,033)       310,024
      Increase (decrease) in deferred revenue        6,981         25,256
      Increase (decrease) in income taxes payable (620,061)       528,180

  Net cash provided by (used in)
    operating activities                        (1,905,979)     1,280,743

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisitions of businesses                                  (4,738,800)
  Purchase of property and equipment              (439,023)     (205,134)

  Net cash flows (used in) investing activities   (439,023)   (4,943,934)

CASH FLOWS FROM FINANCING ACTIVITIES
  Net borrowing on revolving credit agreements  (1,100,242)      375,054
  Proceeds from long-term borrowing              3,913,723     4,000,000
  Principal payments on long-term borrowing       (278,431)     (508,581)
  Issuance of common stock                           7,501        65,000

  Net cash flows provided by
    financing activites                          2,542,551     3,931,473

INCREASE (DECREASE) IN CASH                        197,549       268,282
CASH, beginning of period                          407,722       384,968
CASH, end of period                           $    605,271  $    653,250

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash payments for interest                  $     914,094 $    681,289
  Cash payments for income taxes              $     620,061

                    PRO-DEX, INC. AND SUBSIDIARIES
                    ------------------------------

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  For nine months ended March 31, 1997


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instruction to Form 10-Q and Article 10 of regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended June 30, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 1996.

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

Unaudited pro forma consolidated results of operations for the nine months ended March 31, 1996 as though OMS, Micro Motors, and Pnu-Light had been acquired as of July 1, 1995, as follows:

    Sales                                  $16,165,000
    Net Income                                 773,000
    Earnings per share                            0.09
                                 -6-



NOTE 4 - DISCONTINUED OPERATIONS

On June 24, 1996, the Company decided to report the operations of its subsidiary, Pro-Dex Dental Management (PDM), on a discontinued basis and expects to sell that line of business. In March of 1997, the Company revised its estimate of net realizable value of the dental center operations. As a result, an after tax benefit charge of $375,000 was recorded at March 31, 1997. The charge had no effect on cash flow and increased net loss per common share for the nine months ended March 31, 1997 by $0.04. Management's current plans are to sell various assets of PDM and to provide financing to the buyer of the assets.

Sales of PDM were approximately $1,640,000 for the nine months ended March 31, 1997, and $1,760,000 for the nine months ended March 31, 1996. Operating expenses for the same periods were $1,763,000 and $1,240,000 respectively. These amounts are presented in the statement of operations as discontinued operations, net of applicable income tax benefits of approximately ($463,000) and ($18,000) for the nine months ended March 31, 1997, and 1996.

At March 31, 1997, the net assets of PDM consists of the following:

     Receivables                             1,600,000
     Inventories                               280,000
     Depreciated cost of equipment             516,000
     Current liabilities                      (237,000)
     Deferred revenue                         (215,000)

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

Sales of Pnu-Light for the nine months ended March 31, 1997 were $76,000. Operating expenses for Pnu-Light for the same period were approximately $380,000. These amounts are presented in the statement of operations as a loss from discontinued operations, net of applicable income tax benefits of approximately ($275,000) for the nine months ended March 31, 1997.

NOTE 5 - SUBSEQUENT EVENT

Pursuant to the unwind provisions of the Asset Purchase Agreement of Pnu-Light Tool Works, Inc., on May 6, 1997, the company acquired 368,483 shares of its stock in exchange for the assignment of the patent acquired in May of 1996 held by its Pnu-Light subsidiary. The shares are now held in treasury.
                              -7-

                    PRO-DEX, INC. AND SUBSIDIARIES
                    ------------------------------

Item 2.  MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS


Quarter Ended March 31, 1997 Compared to Quarter Ended March 31,
1996

In the quarter ended March 31, 1997, net sales decreased 25 percent to $4.4 million from $5.9 million in the same quarter in 1996. A significant decline in sales of the Company's endodontic and implant products to its OEM customers caused by a consolidation in those specialty dental fields contributed to the lower sales volume for the quarter. In addition, at its OMS subsidiary, a decline in sales of motion control boards to the semiconductor industry compared to the volume a year ago also contributed to the decrease in sales.

Gross profit decreased $1.1 million to $2.4 million from $3.5 million in the third quarter of fiscal 1996, primarily due to lower sales. As a percentage of net sales, gross profit decreased from 59.7 percent for the quarter ended March 31, 1996 to 54.0 percent for the same period in 1997. Lower sales volume without a proportionate decrease in fixed manufacturing overhead was the main reason for the decline in gross profit percentage.

(Loss) for the quarter ended March 31, 1997 was ($1,211,000) compared to income of $412,000 for the same quarter in the previous year. The decrease in sales and gross profit is only partly responsible for the decline in income. The Company incurred nonrecurring and unusual charges in the quarter of ($475,000) which included a $245,000 restructuring charge reducing the Company's workforce by 13 percent. In addition, loss from discontinued operations (net of tax benefit) for the quarter ended March 31, 1997 was ($490,000) compared to net income from discontinued operations of $30,000 in the same quarter of the prior year.


Nine Months Ended March 31, 1997 Compared to Nine Months Ended
March 31, 1996.

Sales for the nine months ended March 31, 1997 were $13.6 million compared to $15.2 million for the nine months ended March 31, 1996, or a 10.6 percent decline. Weak sales to the Company's OEM dental customers as well as lower sales of motion control boards to the semiconductor industry compared to the same nine month period in the prior year were the main reasons for the decrease.

Gross profit decreased 12.4 percent to $7.8 million from $9.1 million in the prior period. As a percentage of sales gross profit decreased 2.3 percent from 59.9 percent in the prior period to 57.6 percent in the current period. Lower sales volume without a proportionate decrease in fixed manufacturing overhead contributed to the decrease.
                               -8-


Operating expenses increased from $7.1 million in the nine months ended March 31, 1996 to $8.3 million for the nine-month period in the current year. An increase of 57 percent in research and development expenses to enhance the Company's product lines contributed to the increase in operating expenses. In addition, the Company has recently restructured its operations to reduce operating expenses. During the quarter ended March 31, 1997, the Company's workforce has been reduced by 13 percent. Also, salaries for all senior level management personnel have been reduced by 5 to 10 percent. As a result of the restructuring, operating expenses for the nine-month period ended March 31, 1997 include nonrecurring and unusual charges of $475,000. In addition, interest expense has increased for the nine month period ended March 31, 1997 to $914,000 from $663,000 for the same period in the prior year. Included in interest expense is a nonrecurring prepayment penalty of $260,000 due to the refinancing of the FINOVA debt with more favorable terms from The Harris Bank of Chicago. Total nonrecurring and unusual charges for the nine months ended March 31, 1997 were $735,000.

(Loss) from discontinued operations were ($767,000) for the nine months ended March 31, 1997 compared to ($13,000) for the same period in the prior year. Net income (loss) for the nine months ended March 31, 1997 was ($1,720,000) compared to net income of $950,000 for the nine months ended March 31, 1996.

In spite of the disappointing results, management believes that the elimination of losses from discontinued operations of $767,000 and nonrecurring and unusual charges of $735,000, combined with the reduction of approximately $1,000,000 in operating expenses as a result of the 13 percent reduction in the Company's workforce will have a significantly positive effect on future operating results.


Liquidity and Capital Resources

The Company's working capital on March 31, 1997 was $7.8 million (a 3.4:1 ratio) compared to $5.3 million on March 31, 1996 (a 2:1 ratio). The Company was able to increase its bank line of credit in July of 1996 from $5.5 million to $10 million. The Company believes that its present bank line of credit and projected cash flow from operations will satisfy its working capital needs for the foreseeable future.

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 31, 1997        /s/ Kent E. Searl
                             ---------------------
                             Kent E. Searl, Chairman

Date: March 31, 1997         /s/ George J. Isaac
                             ----------------------
                             George J. Isaac, Chief Financial Officer
                               -9-