Form 10KSB
period 1997-06-30
PRO DEX INC
filed 1997-09-29
CIK 788920

U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-KSB

                           (Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required)

      For the fiscal year ended June 30, 1997

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)

                  Commission File Number 0-14942

                          PRO-DEX, INC.
                      --------------------
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

     Check  whether the issuer (1) has filed all reports required by  Section  13 or 15(d) of the Exchange Act during the  past  12 months, and (2) has been subject to such filing requirements  for
the past 90 days.  Yes X    No ___

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     Issuer's revenues for its' most recent fiscal year was $19,196,835.

     The aggregate market value of the voting stock held by non-affiliates computed by reference to the average of the bid and asked as of September 17, 1997 was $14,452,429.

     The number of shares of the Registrant's no par value common stock outstanding as of September 17, 1997 was 8,712,300.

     DOCUMENTS  INCORPORATED BY REFERENCE: Certain  Exhibits,  as
set  forth  in  the  Exhibit  Index.   Exhibit  index  begins  on
sequentially numbered page 40.


                             PART I

Item 1.   Business

General
-------

     As of June 30, 1997, Pro-Dex, Inc. (or the "Company") or was the parent company of four operating subsidiaries, Biotrol Inter-national,Inc. ("Biotrol"), Challenge Products,Inc. ("Challenge"), Micro Motors, Inc. ("Micro"), and Oregon Micro Systems, Inc. ("OMS"). Biotrol manufactures and distributes infection control products for the dental industry. Challenge manufactures fluoride and related products for preventive dentistry. Micro, a manu-facturer of miniature pneumatic motors, was merged with and into a wholly owned subsidiary of the Company on July 26, 1995. Micro also manufactures and markets a complete line of hand-pieces for the dental industry. On July 26, 1995, the Company also acquired all the outstanding stock of OMS. OMS designs and manufactures multi-axis circuit boards used to control the motion of servo and stepper motors, predominantly for the computer chip manufacturing industry.

     During the year ended June 30, 1997, the Company disposed of its Pnu-Light operation by unwinding the transaction pursuant to which it acquired Pnu-Light Tool Works, Inc. ("Pnu-Light"). The Company also sold substantially all of the assets, excepting only the accounts receivable and certain leasehold interests, of its Pro-Dex Management, Inc. ("DCM") subsidiary. See "Divestitures During Year Ended June 30, 1997".

     On   May   25,  1994,  the  shareholders  of  the  Company's
predecessor approved a Plan of Reorganization and Agreement of Merger pursuant to which the Company changed its state of incorporation to Colorado.

Acquisitions History
--------------------

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

     Mr. Hunter and the Company also entered into a consulting and non-competition agreement pursuant to which, in the aggregate, the Company will pay Mr. Hunter $1,000,000 over five
(5) years. The parties allocate approximately $2,700,000 of the purchase price to the patents. The balance of $4,000,000 is allocated to the stock of OMS. The underlying assets and net book value of OMS, not including any intellectual property, was approximately $3,817,000. See "Item 12 - Certain Relationships and Related Party Transactions."

     The Company obtained a five (5) year term loan from Finova Capital Corporation ("Finova") and borrowed $500,000 from Air Techniques, Inc., a Delaware corporation ("Air Techniques") to finance portions of the acquisition price and related acquisition costs. The remaining principal of the acquisition loans from Finova and Air Techniques has since been repaid with proceeds from a loan from Harris Bank and Trust, N.A., which the Company obtained on July 26, 1996. Prior to repayment of such Finova loan, the Company was required to pay interest at prime plus 3.5 percent plus an additional annual 5% profit participation fee calculated on the outstanding loan balance at the beginning of each year. Pursuant to the loan agreement with Air Techniques, such lender was issued warrants to acquire an aggregate of 26,000 shares of the Company, exercisable at the loan date market price, with such warrants and underlying shares restricted and legended in accordance with the registration requirements of the federal securities laws. Also pursuant to the loan agreement and a guaranty of the Air Techniques loan entered into by Professional Sales Associates, Inc. ("PSA"), that firm was issued warrants to acquire 13,000 restricted shares of the Company's common stock, exercisable at the loan date market price. Three of the Company's directors, including its Chairman, are directors of PSA. See
"Item 6 - Management Discussion and Analysis - Liquidity and Capital Resources" and "Item 12 - "Certain Relationships and Related Party Transactions."

     Also on July 26, 1995, Micro Motors, Inc. ("Micro Motors") was merged with and into Micro, which thereafter changed its name to Micro Motors, Inc., pursuant to a Merger Agreement among Micro, Micro Motors, the five Micro Motors shareholders (the "Micro Shareholders") and the Company. In connection with the statutory merger of Micro Motors with and into Micro, the Micro Shareholders were issued 3,350,000 shares of the Company's common stock in exchange for all of their shares of Micro Motors. The price of the Company's stock at the time of the exchange was $2.75 per share, making the initial acquisition cost of Micro $9,212,500. For accounting purposes the transaction has been recorded under the purchase method. On February 29, 1996, the Company's shareholders approved conversion of 26,272 options to acquire Micro Motors shares, granted prior to the merger under the Micro Motors Stock Option Plan, to options to acquire 591,120 shares of the Company's common stock under the Company's 1994 Stock Option Plan. Micro develops and manufactures patented miniature pneumatic motors and dental hand-pieces. Prior to the merger transaction, the former Chairman of Micro Motors, Mr. Ronald G. Coss, entered into an agreement to terminate his long term employment contract with Micro Motors, Inc., for the sum of $677,400 payable over five years, at 11% interest per annum. Also, pursuant to the merger, Mr. Coss executed a non-competition agreement with the Company for consideration in the amount of $1 million over five years, with payment commencing in the sixth year after closing. Mr. Coss now serves as Vice Chairman of the Company. See "Item 12 - Certain Relationships and Related Party Transactions."

     On May 11, 1996, the Company and its newly formed wholly owned subsidiary, Pnu-Light, acquired substantially all the assets of Pnu-Light Tools, including a letter patent relating to pneumatic light mechanisms to be used in conjunction with hand-tools (the "Patent"), from Pnu-Light Tools and Mr. Marty J. Anderson, an individual resident of Missouri ("Anderson"), pursuant to an Asset Purchase Agreement dated May 11, 1996 among the Company, Pnu-Light, Pnu-Light Tools and Mr. Anderson (the "Asset Purchase Agreement"). The assets of Pnu-Light Tools were acquired by the Company and Pnu-Light subject to specified outstanding liabilities of Pnu-Light Tools. The initial consideration for acquisition of assets of Pnu-Light Tools, including the Patent, was issuance of 368,483 restricted shares of the Company's common stock, valued at $5.63 per share, the market price on the transaction date. Additional consideration for acquisition of assets of Pnu-Light Tools is payable by issuance of additional stock, based upon an interim calculation as of December 31, 1997, and a final calculation as of June 30, 1999. The total purchase price is to equal five (5) times the net after tax earnings of the Pnu-Light Subsidiary for the year ending June 30, 1999, with a minimum total consideration of $4,000,000 giving credit against such minimum for (a) the greater of (i) the fair market value of the Company's stock previously issued as consideration, as of the date issued or (ii) the fair market value of the Company's stock previously issued as consideration, as of June 30, 1999, (b) Patent related costs subsequent to closing, (c) excess accounts payable, and (d) research and development costs incurred within 120 days of closing. In addition, the Company, at the Company's sole option, may unwind the transaction at any time prior to payment of final consideration as of June 30, 1999, provided that the value of total consideration payable at 5 times net after tax earnings shall not then exceed $4,000,000. The Company has recorded the net assets acquired at the present value of the estimated, adjusted minimum purchase price of $3,070,000, using the purchase method of accounting and reflecting therein additional consideration payable pursuant to the Asset Purchase Agreement. The excess of the total acquisition cost of Pnu-Light Tools assets over the fair value of the net assets acquired of approximately $1,100,000 is being amortized over a 15-year period by the straight-line method. See "Divestitures During Year Ended June 30, 1997."

Divestitures During Year Ended June 30, 1997
--------------------------------------------

On April 25, 1997, the Company completed the unwinding of its previous acquisition of the assets of Pnu-Light, including United States Patent No. 5,267,129 entitled "Pneumatic Lighting Apparatus." The decision of the Board of Directors was previously announced in February 1997. The anticipated synergy between Pro-Dex' Micro Motors subsidiary and Pnu-Light did not meet expectations and, in accordance with procedures contained in the Pnu-Light Asset Purchase Agreement, Martech, Inc. (the surviving successor of Pnu-Light Tool Works, Inc. reconveyed to the Company 368,483 shares of the Company common stock that were originally issued to Martech, Inc. in May, 1996.

     The Company,in exchange for the 368,483 shares, assigned the Pneumatic Lighting Apparatus Patent to Martech, Inc. subject to a non-exclusive, fully paid, worldwide license to the technology and the proprietary information which are retained by Pro-Dex.

     On June 11, 1997, the Company completed the sale of the assets and business, exclusive of accounts receivable, of Pro-Dex Management, Inc., the Company's dental clinic management subsidiary in California ("DCM"). The effective date of sale was May 31, 1997. The decision of the Board of Directors to explore the feasibility of a sale of the subsidiary was discussed by the Company in previous reports. The sale of assets transaction was made with Professional Dental Management, L.L.C., a California limited liability company ("PDM"). Dr. M. Larry Kyle is the managing member of PDM and prior to the sale was president of DCM and a member of the Company's Board. See "Item 12 - Certain Relationships and Related Party Transactions." The terms of the sale provide that PDM assume DCM liabilities of approximately $670,000 in exchange for the inventory and equipment of DCM. DCM retains its accounts receivable in the net amount of approximately $1,800,000 which will be collected, with the assistance of PDM, over the ensuing 12 to 24 months. The losses from operations of DCM have been reported by the Company on the basis of discontinued operations since the Company's Board of Directors announcement of the intention to sell the business and assets of DCM. If the allowance for doubtful accounts is not adequate to insure the realization of the net amount of DCM's receivables, additional losses from discontinued operations could occur in future years.

Products Offered by Biotrol
---------------------------

     Biotrol is a dental products distribution company specializing in infection control products and preventive dental products. Biotrol believes that the products offered by it can be used effectively as an operatory infection control system to minimize cross-contamination by potentially infectious organisms in the dental operatory. Biotrol's infection control system includes five categories of products: surface cleaners and disinfectants; immersion cleaners and disinfectants; a dental vacuum line cleaner/disinfectant; barriers; and a line of preventative dental products manufactured for Biotrol by Challenge under the "Perfect ChoiceTM" label. These products include fluoride gels and rinses in addition to prophylaxis pastes and related preventive dentistry products.

     Biotrol has entered into a marketing agreement with Challenge, whereby it markets Challenge's branded products. In the opinion of management, this inter-corporate marketing agreement does not undercut Biotrol's ability to enter into other non-exclusive marketing agreements. Over fifty-nine percent (59%) of Biotrol sales are attributable to four customers with whom Biotrol has maintained longstanding relationships. Biotrol has no plans to discontinue these relationships, nor does it believe these customers have any plans to discontinue their relationship with Biotrol. Any material adverse change in the relationship with these four customers may be financially detrimental to Biotrol.

     Biotrol considers its relationships with its various suppliers and manufacturers to be excellent. It does not intend to terminate any relationship at this time, nor does its management believe any relationships will be terminated by a supplier or manufacturer. Biotrol holds no franchises and has no exclusive arrangements with any of its suppliers or manufacturers. Should a product become unavailable for any reason from a significant vendor, such unavailability could have a negative impact on Biotrol's business.

     At the present time, Biotrol is usually able to fill orders within forty-eight hours. During the year ended June 30, 1997, Biotrol continued to maintain its record for improved customer service and turn-around time. At June 30, 1997, Biotrol had no order backlog, and had virtually no backlog at June 30, 1996. Biotrol does not typically experience seasonal fluctuations in its orders.

Products Offered by Challenge
-----------------------------

     Challenge is a manufacturer of products used by dentists for the prevention of dental disease. The majority of its business is the formulation and manufacture of gels, pastes, and rinses for in-office and home treatments for the prevention of dental diseases. Its products are sold under the Challenge labels of "Perfect ChoiceTM", "Dual-XTM", "DentaliteTM", and "Prophy Gems TM", which are marketed under the "Perfect ChoiceTM" label.
Biotrol markets challenge products through the current Biotrol sales force and distributors.

     Forty-three percent (43%) of Challenge products are formulated, packaged, and sold under private label agreements with other dental manufacturers and distributors. Two such manufacturers/distributors represent a significant percentage of Challenge's private label sales, however, these relationships are longstanding and Challenge has no plans to discontinue these relationships, nor does it believe that these customers have any plans to discontinue their relationships with Challenge. Any material adverse change in the relationships with either of the two customers representing significant percentages of Challenge's private label sales may be financially detrimental to Challenge.

     Sixty-nine percent (69%) of Challenge's revenues are derived from sales to its two largest customers. The largest portion of such revenues, constituting fifty-one percent (51%) of total sales are to Biotrol, under Challenge's marketing agreement with Biotrol. Management considers that the inter-company nature of the relationship with Biotrol affords somewhat greater security of continuity of relationship than could ordinarily be expected. Nevertheless, if any material adverse change were to occur in Challenge's volume of business with either of its two largest customers, such change may be financially detrimental to Challenge.

     Challenge usually fills orders for its branded "Perfect ChoiceTM" and "Prophy GemTM" products within forty-eight hours and carries little backlog, enabling it to provide a level of customer service, which enhances marketing of the products. Unlike the branded products, private label customers usually anticipate a 30 to 60-day lead-time for the delivery of products to them. As of June 30, 1997, Challenge had a backlog of $129,000, the largest proportion of which related to timing of orders for private label products not due for immediate shipment. At June 30, 1996, Challenge had a backlog of $88,000. Challenge does not typically experience seasonal fluctuations in its orders, and expects to fill all its orders during the current fiscal year.

DCM - Dental Center Operations
------------------------------

     Pro-Dex provided dental services through its DCM subsidiary from 1978 until substantially all of the assets, excepting the accounts receivable and certain leasehold interests, of that subsidiary were sold effective May 31, 1997, pursuant to the direction of the Board of Directors and as previously disclosed. The Company has reported the financial statements of DCM as a "discontinued operation" since July 1, 1995. Prior to the sale, dental services were provided by independent dentists contracting with DCM to operate in the facilities leased by DCM using DCM management services. DCM management services included the establishment of business procedures and the development and implementation of promotional activities. DCM equipped and staffed the dental offices to facilitate the practice of general and orthodontic dentistry. Dentists directed all treatment plans and maintained control over all services provided in each office. Each dentist contracting with DCM was licensed to practice dentistry in California. See "Divestitures During Year Ended June 30, 1997".

Products Offered By Micro Motors
--------------------------------

     Micro manufactures miniature pneumatic motors used in dental, medical and industrial devices. In addition, Micro manufactures and distributes a complete line of dental hand-
pieces for the dentist and hygienist. Micro's industrial products are sold directly to original equipment manufacturers. The branded hand-piece line is sold to dental distributors, who in turn market directly to the dentist. Micro products are sold under the trademarks "DynatorqTM", "DynaproTM", "DynaliteTM", "DynasurgTM", and "Micro HandpieceTM".

     Seventy-three percent (73%) of Micro sales in the year ended June 30, 1997 were accounted for by sales of dental hand-pieces. Such private label and branded hand-pieces are sold to original equipment manufacturers and under an exclusive marketing agreement by the Company's Biotrol International, Inc. subsidiary. Previously, Micro Motors handpieces were marketed by Professional Sales Associates, Inc. ("PSA"), a firm for which three of the Company's directors are directors. See "Item 12 - Certain Relationships and Related Party Transactions."

     Approximately twenty-two (22%) of Micro sales in the year ended June 30, 1997, consisted of sales of miniature pneumatic motors for industrial and medical use. Such motors are marketed through an independent pneumatic distribution network.

     At the present time, Micro is usually able to fill orders within sixty (60) days. At June 30, 1997, Micro had a backlog of orders of approximately $3,122,000, which it believed to be firm. At June 30, 1996, Micro had a backlog of approximately $1.9 million. Micro expects to fill all of its' backlog of orders during the current fiscal year. Micro does not typically experience seasonal fluctuations in its orders.

Products Offered by OMS
-----------------------

     OMS designs and manufactures multi-axis circuit boards to control the motion of motors used predominantly in medical testing equipment and computer chip manufacturing machinery. OMS markets its multi-axis circuit boards through outside sales representatives. For the present, OMS' products are profitably marketed at prices, which compare favorably with any alternative products. As in any high-technology area, it is important for OMS to continue development efforts to achieve continued market acceptance. In this respect, OMS has benefited from consulting services provided in the year ended June 30, 1996 and 1997 by Mr. Hunter, the former sole shareholder of OMS. Mr. Hunter's consulting agreement provides that the hours required to be committed to consulting services for the benefit of OMS reduce in the year ending June 30, 1997. Mr. Hunter continues to assist OMS and the Company is confident that the product development group in place at OMS will continue to enable OMS to compete effectively. See "Item 12 - Certain Relationships and Related Party Transactions."

     OMS' two largest customers account for thirty-three percent (33%) of its sales, with the largest of such customers accounting for twenty-three percent (23%) of sales. These relationships are well established. OMS has no plans to discontinue the relationships, and has no reason to believe that these customers have any plans to discontinue their relationships with OMS. Nevertheless, any material adverse change in the relationships with any customer representing significant percentages of OMS sales may be financially detrimental to OMS.

     At the present time, OMS is usually able to fill its orders within twenty-four hours. At June 30, 1997, the backlog for OMS was approximately $697,000, as compared to $634,000 as of June 30, 1996. OMS does not typically experience seasonal fluctuations in its orders, although there are fluctuations in demand resulting from cyclical activity in the industries it serves.

Competition
-----------

Certain products manufactured and distributed by the Company's subsidiaries are undifferentiated in nature from competing products offered by several other large manufacturers and distributors. Intensified competition in the future may result in price reductions, reduced revenues and profit margins, and loss of market share, which would adversely affect the Company's business, consolidated results of operations and financial condition.

Research and Development
------------------------

      The Company has a number of research and development programs in place at its various subsidiaries. The Company considers these product development programs to be of importance in both maintaining and improving its market position. The amounts spent on research and development activities in 1996 and 1997 were approximately $ 913,875 and $ 1,092,006, respectively.

Employees
---------

     At June 30, 1997, the Company had approximately 138 full and part-time employees (excluding independent contractors). At that time, 4 full-time employees were assigned to corporate headquarters, and devoted substantially all of their time to the operations of the Company. Challenge employed approximately 15 persons, Biotrol employed approximately 32 persons, and Micro employed 69 persons as of June 30, 1997. OMS employed 18 individuals, 15 full-time and 3 part-time.

     Employees  of  the  Company  have  not  entered   into   any
collective bargaining agreements with the Company. The Company considers its relations with its employees to be good.

Employee Retirement Plan
------------------------

     Effective January 1, 1996, the previously "frozen" employee retirement plan which had been in place at Micro prior to acquisition by the Company (the "OMS Plan") was converted to the Pro-Dex, Inc. 401(k) Employee Retirement Plan (the "401(k) Plan" or the "Plan"). The 401(k) Plan was adopted by the Company for the benefit of employees of the Company, and all four operating subsidiaries. All amounts in the former plan allocated or accounted for as being for the benefit of any employee have been preserved in such employee's account under the 401(k) Plan. The OMS plan was frozen at the time of the acquisition and subsequently merged into the Plan. For purposes of compliance with the Employee Retirement Income Security Act of 1974 ("ERISA"), the Company is the Plan Administrator for the 401(k)
Plan, and uses Massachusetts Mutual Insurance to assist it in administering the Plan. All employee contributions to the Plan vest upon contribution. Company contributions to the Plan vest in accordance with a six-year schedule from the date a participant is first employed by the Company or any of its subsidiaries. During the year ended June 30, 1997, the Company's contribution with respect to the 401(k) Plan was set at $35,156, a portion of which will have been actually paid in following year end, in accordance with ERISA standards. The terms of the Company's 401(k) Plan require the Company to make a Plan contribution, on a matching basis, of 25% of employee contributions, on an annual basis. The Company currently anticipates that approximately $45,000 may be contributed to the Plan for the year ending June 30, 1998.

     In 1993, Micro Motors established an Employee Stock Ownership Plan (ESOP) whose shares in Micro Motors, upon merger of Micro Motors with and into Micro were exchanged for restricted shares of the Company's common stock. No contributions were made to the ESOP in the year ended June 30, 1996. On July 26, 1996, the ESOP became eligible to exercise certain demand and concurrent registration rights with respect to the ESOP's shares in the Company. Demand registration rights, which would have, expired if not exercised prior to July 26, 1997, have been extended by agreement and due to expire July 26, 1999, and concurrent registration rights expire July 26, 2000.

Government Regulations
----------------------

     The manufacture and distribution of dental products, such as the Micro dental hand-piece, the infection control products marketed by Biotrol, the dental prophylaxis products manufactured by Challenge and the provision of dental services by DCM, all must be considered to be heavily regulated businesses. A number of state and federal regulatory bodies, including state dental boards, the Environmental Protection Agency ("EPA"), and the Food and Drug Administration ("FDA") have substantial authority to regulate the Company's businesses. The statutes, regulations, administrative orders, and advisories, which affect the Company's businesses, are extremely complex and subject to diverse, often conflicting, interpretations. While the Company's management and management of each of the Company's operating subsidiaries make every effort to maintain full compliance with all applicable laws and regulations, the Company is unable to eliminate an ongoing risk that one or more of its activities may at some point be determined to have been non-compliant. The penalties of non-compliance could range from an administrative warning to termination of a portion of the Company's business. Further, even if the Company is subsequently determined to have fully complied with applicable law or regulation, its costs in achieving such a determination and intervening loss of business could adversely affect or even terminate a portion of the Company's business. Further, a change in regulations at any time may have an adverse effect on the Company's operations. Notwithstanding the risks inherent in the Company's business sectors, management believes that each of the Company's subsidiaries has deservedly enjoyed a good reputation for compliance with applicable regulations.

     Several of Biotrol's products fall under the Environmental Protection Agency's (EPA) jurisdiction and are registered with the EPA. The Food and Drug Administration (FDA) has jurisdiction over Biotrol products that are considered medical devices or drugs. Both EPA and FDA have broad enforcement power to recall and prohibit the sale of non-complying products. As is common in the industry, certain of Biotrol's products and processes has been periodically the subject of routine reviews and investigations by the EPA and FDA. Although certain products have been subject to action by the EPA in the past, those actions were resolved to the satisfaction of Biotrol's management, and without recall or other interference with the operations of Biotrol. While the Company's management is confident that Biotrol products and processes fully comply with all applicable law and regulations, the Company is unable to predict the future outcome of any such investigation or review, pending its completion. Management believes that Biotrol follows Current Good Manufacturing Practices (CGMP).

     The Food and Drug Administration (FDA) has jurisdiction over Challenge products that are considered medical devices or drugs. As noted above, the FDA has broad enforcement power to recall and prohibit the sale of non-complying products. No claim has been made to date by FDA against Challenge or any of its products or processes. Nevertheless, as is common in the industry, certain of Challenge products and processes has been the subject of routine reviews and investigations. While the Company's management is confident that Challenge products and processes fully comply with applicable law and regulations, the Company is unable to predict the outcome of any such investigation or review, pending its completion. Management believes that Challenge follows Current Good Manufacturing Practices (CGMP).

     Micro's dental hand-pieces are currently not regulated by the FDA as medical devices. There continues to be internal review within the FDA regarding the scope of the agency's authority to regulate dental equipment such as Micro's hand-pieces. Should the FDA develop regulations governing Micro's products, Micro intends to comply fully with all applicable law and regulations. Micro's processes involve certain materials subject to regulation by the EPA, and Micro management believes that it has taken all required measures to comply with regulations regarding handling and disposition of such materials. Management believes that Micro follows Current Good Manufacturing Practices (CGMP).

     Management believes that the processes, materials and products of OMS' business in the manufacture and distribution of multi-axis circuit boards is conducted in a manner consistent with EPA regulations governing disposition of industrial waste materials. Although the semi-conductor and computer chip industries are significantly impacted by the EPA regulations applicable to the processes and materials used in production of computer chips and computer chip components, OMS management has undertaken measures where possible to reduce OMS' exposure to risk of non-compliance. Most significantly, OMS acquires pre-manufactured computer chips as platforms upon which to place OMS technology. While the Company's management is confident that OMS products and processes fully comply with applicable law and regulations, the Company is unable to predict the outcome of any investigation or review which may in the future be undertaken respecting OMS or its products or processes. Management believes that OMS follows Current Good Manufacturing Processes (CGMP).

Patents, Trademarks and Licensing Agreements
--------------------------------------------

     The Company currently holds letters patent relating to the multi-axis motion control circuit boards manufactured by OMS and to the prophy ring technology utilized by Challenge. In addition, Micro holds letters patent relating to its miniature pneumatic motor's products. Patents held by the Company and Micro Motors have varying expiration dates, none of which will expire earlier than 2005. Further, the Company has retained a non-exclusive, paid up, worldwide license to the letters patent relating to the pneumatic light for incorporation into hand-tools. The Company has conducted limited review of the letters patent acquired in connection with the OMS and Micro acquisitions and believes that the use of such letters patent is neither infringed upon by any third party, nor infringes on any prior art of any third party. Notwithstanding the limited review of letters patent relating to the Micro and OMS businesses, the Company is unable to assess the validity, scope, or defensibility of the foregoing letters patent. Any challenge to or claim of infringement relating to the Company's letters patent could adversely affect the Company's Micro and OMS operations.

     Prior to the Company's acquisition of OMS, OMS and its founder entered into a world wide, fully paid limited use license of certain letters patent with Abbott Laboratories. The founder of OMS has agreed to indemnify the Company for any further duties to be performed in connection with the license to Abbott Laboratories, which are the obligation of such individual as sole recipient of related royalties.

     The Company's Micro subsidiary has certain trademarks relating to its miniature pneumatic motors products, including "DynatorqTM", "DynaproTM", "DynaliteTM", "DynasurgTM", and "Micro HandpieceTM". Challenge Products Inc.'s products are sold under the trade name "DentaliteTM", in both the United States and Canada. In addition, Challenge offers its new line of preventative dental products under its "Perfect ChoiceTM" tradename. Challenge also markets its "Prophy GemsTM" dental prophylaxis product under its "Perfect ChoiceTM" trademark in both the United States and Canada.

     Except as noted the Company has not entered into any licensing or franchising agreements and has no present plans to do so.

Item 2.   Properties

     The Company's offices are located at 1401 Walnut Street, Suite 540, Boulder, Colorado 80302. The Company leases its headquarters offices for $1,883 per month, on a month to month basis, under a sub-lease from Professional Sales Associates, Inc., a dental equipment marketing firm for which three of the Company's directors are also directors and two of such directors are also shareholders. The per square foot cost of the Company's spaces under its sub-lease equals the per-square foot cost of the master lease, and the Company's sub-lease is subject to the terms of the master lease. The master lease under which the Company is sub-lessee expires January 31, 2000. The Company's sub-tenancy has been ratified by a disinterested majority of the Board of Directors, which does not feel that the Company's operations would be unduly inconvenienced were the Company required to relocate its three headquarters employees. Although the Board of Directors believes that the monthly rental for its Boulder office facility is comparable to rents charged for comparable properties in the market area, the terms of such lease may not be the same as might have been negotiated with a third party in an arms' length transaction. See "Item 12 - Certain Relationships and Related Party Transactions."

     Biotrol's  office,  assemblage  and  warehouse  facility  is located at 650 South Taylor Avenue, Suite 20, Louisville, Colorado 80027. Biotrol leases 15,005 square feet from an organization, which is not affiliated with Biotrol. Biotrol's lease expires March 31, 1999. Biotrol currently pays monthly rental of $7,965, which will escalate to $8,365 per month during the final year of the lease term. Biotrol is also responsible for its proportionate share of common expenses.

     Challenge owns an office and manufacturing facility located at 1100 Bluff Drive, Osage Beach, Missouri 65065. The office and manufacturing facility is approximately 14,000 square feet on 1.2 acres of land. In addition, Challenge has 8.8 acres of undeveloped land adjacent to the manufacturing facility.

     Micro's office and manufacturing facility is located at 151 East Columbine Avenue, Santa Ana, California 92707. Micro leases the facility under a previously existing lease from Mr. Ronald G. Coss, currently a director of the Company, at a monthly rental of $28,237. The Company's management believes that the monthly rental is comparable to rents charged for comparable properties in the market area, but the terms of the lease may not be the same as might have been negotiated with a third party in an arms' length transaction. The property upon which the Micro plant is located contains ground water monitoring devices in order to comply with applicable California and EPA regulations relating to activities of a prior owner of the property. Such monitoring activity has not to date indicated a requirement for remedial action. Micro and the Company require full compliance by the lessor with applicable California and EPA standards. See "Item 12 - Certain Relationships and Related Party Transactions."

     OMS' offices and manufacturing facilities are located at 1800 N.W. 169th Place, Suite C100, Beaverton, Oregon 07005. OMS leases the facility from an unrelated third party, at a monthly lease rate of $7,289, with the lease to terminate on May 31, 1999.


     The Company continues to lease space in Sears' stores in connection with its former dental clinic management operation. All but one of those leases expired in 1997, as indicated below. The company currently subleases the remaining space to the new owner of the dental clinic management operations under identical terms. It in turn subleases the space to the new owner of the dental clinic management operation under identical terms.

     Details of the leases for dental care offices in Sears' premises are as follows:

 Date
Opened                Office, Location, Size and Term
------                -------------------------------

1979         Arden   Fair   Shopping  Center,  1601  Arden   Way,
        Sacramento, CA. 1,762 square feet. Lease currently requires monthly payments of $5,090 per month, gradually increasing to $5,612 in the final lease year. Lease term commenced March 1989 and ends March 31, 1999.

1979         Florin Mall, 5901 Florin Road, Sacramento, CA. 1,034
        square feet. Lease currently requires monthly payments of $3,236 per month. Lease term commenced March 2, 1988 and ended June 30, 1997.

1984         Sun  Valley Shopping Center, 1001 Willow Pass  Road,
        Concord, CA. 1,709 square feet. Lease currently requires monthly payments of $3,675 per month. Lease term commenced December 1, 1984 and ended April 30, 1997.

1979         Sunrise Mall, 5900 Sunrise Mall, Citrus Heights, CA.
        4,900  square  feet.   Lease currently  requires  monthly
        payments of $6,817 per month.  Lease term commenced March
        2, 1988 and ended June 30, 1997.

1987         Santa Rosa Mall,  100  Santa Rosa Plaza, Santa Rosa,
        CA.  1,634 square feet.  Lease  requires monthly payments
        of $3,434 per month.   Lease  term commenced November 24,
        1986 and ended February 8, 1997.

     Professional Dental Management, L.L.C., the purchaser of certain assets of the Company's DCM subsidiary, is currently renegotiating the above-expired leases on its own behalf.

Item 3.   Legal Proceedings

     On July 9, 1997, Cottrell Ltd., Englewood, Colorado ("Cottrell") filed a civil action in the U.S. District Court for the District of Colorado against Biotrol International, Inc. ("Biotrol"), a wholly owned subsidiary of the Company and the Company. The complaint demands that Biotrol (and the Company) stop advertising and selling hard surface cleaners and disinfectants under labels Cottrell alleges contain exaggerated claims. The complaint seeks compensation for lost profits and other compensation in an amount to be determined at trial.

     Both Biotrol and Cottrell sell cleaning solutions to dental dealers. The products are used to disinfect countertops and other hard surfaces in dental offices. The U.S. Environmental Protection Agency ("EPA") regulates such products and reviews advertising and labeling claims made about the products by manufacturers. The thrust of the action involves a Biotrol product identified as "Birexse". Cottrell's complaint alleges that, according to EPA standards, Birexse should be used the same day it is mixed. Cottrell makes a competing product that must be used the same day it is mixed, according to its label. It is the Company's position that "Birexse" labeling is consistent with that approved by the EPA.

     The Company's management is currently investigating the claims and intends to vigorously defend against the action. Based on the Company's current understanding of the relevant facts and law, management does not expect that the outcome of these legal proceedings will have a material adverse effect on the consolidated financial condition, operating results, or liquidity of the Company. See "Pro-Dex Consolidated Financial Statements - Note 4."

Item 4.   Submission of Matters to a Vote of Security Holders

     During the year ended June 30, 1997, three proposals were submitted to the vote of security holders at the Company's annual meeting, held in Newport Beach, California, on November 13, 1996. The Company's Inspector of Elections reported that the holders of 5,162,143 shares, comprising 57% of the Company's common stock voted in person at the meeting. The following matters were approved, each of which was described in further detail in an information statement filed with the Securities and Exchange
Commission and transmitted prior to the meeting to the shareholders of record as of the record date:

     Proposal 1. To elect Richard N. Reinhardt (with 5,162,143 votes), Robert A. Hovee (with 5,162,143 votes), and John B. Zaepfel (with 5,162,143 votes) as members of the Company's Board of Directors. See "Item 9 - Management" for biographical information.

     Proposal 2. To authorize the amendment of the Directors' Stock Option Plan, to grant options to non-employee directors on commencement of service as a director, as well as to expressly authorize such further grants of options not more often than annually as the Board of Directors shall determine by vote of the disinterested directors, with 5,162,143 votes in favor. See "Item 10 - Director Compensation."

     Proposal 3. To ratify selection of McGladrey & Pullen, L.L.P. as the independent certifying accountants of the Company's financial statements for the year ending June 30, 1998, with 5,162,143 in favor, 0 opposed, and abstaining. See "Item 8 - Changes in Accountants."


                             PART II


Item 5.   Market  for  Registrant's common stock  and  Related
          Stockholder Matters

     The Company's common stock is quoted on the NASDAQ, Inc. SmallCap MarketTM under the symbol "PDEX". The range of high and low bid quotations for each quarterly period during the last two fiscal years of the Company as furnished by NASDAQ is as follows:

     Fiscal Year - 1996          High Bid       Low Bid
     ------------------          --------       -------
        First quarter              $3.06         $2.25
        Second quarter              3.63          2.13
        Third quarter               4.56          3.06
        Fourth quarter              6.00          3.75

     Fiscal Year - 1997          High Bid        Low Bid
     ------------------          --------        -------
        First quarter              $4.88         $3.31
        Second quarter              4.25          2.31
        Third quarter               2.81          1.25
        Fourth quarter              2.50          1.38

     On September 17, 1997, the last sale price of the common stock as reported by NASDAQ was $2.44 per share. The last sale price reported on NASDAQ on June 30, 1997 was $2.38 per share.

     The above quotations reflect inter-dealer prices, without retail mark-up, markdown, or commissions and may not necessarily represent actual transactions.

     At June 30, 1997, the approximate number of holders of record of the Company's common stock was 414. This number does not include beneficial owners who hold their shares in a depository trust in "street" name.

     The Company has not paid any cash dividends on its common stock and has no current plan to pay cash dividends on its common stock. Payment of dividends in the future is dependent upon the financial condition, capital requirements, and earnings of the Company and such other factors, as the Board of Directors may deem relevant. It is not anticipated that dividends will be paid in the near future, and in accordance with the company's credit agreement with the bank, it is prevented from paying dividends without prior consent.

Item 6.   Management's Discussion and Analysis

Selected Financial Data
-----------------------

     The  selected  financial  information  presented  below   is
qualified in its entirety by, and should be read in conjunction with the Company's financial statements and notes thereto.


        (All amounts in thousands except per share data)

                                              Year ended June 30,
                                              1997         1996
                                              ----         ----
Statement of Operations Data (1)

  Net sales                               $  19,197    $  20,571

  Cost of sales                               8,162        8,509
                                          ----------   ----------
  Gross profit                               11,035       12,062

  Operating expenses                         10,945        9,469
                                          ----------   ----------
  Net operating income                           90        2,593

  Net other income (expense)                 (1,229)        (975)

  Income taxes (credits)                       (252)         358
                                          ----------   ----------
  Income (loss) from continuing
    operations                                 (887)       1,260

  Loss from discontinued operations            (696)         (85)
                                          ----------   ----------
  Net income (loss)                       $  (1,583)   $   1,175
                                          ==========   ==========

(1) Includes transactions and balances of Micro Motors, Inc. and Oregon Micro Systems, Inc. (acquired July 26, 1995), for the applicable periods subsequent to such acquisitions.

Results of Operations
---------------------

     Forward Looking Statements. All forward looking statements in the following discussion of management's analysis of results of operation, liquidity and capital requirements, and the possible effect of inflation, as well as elsewhere in the Company's assumptions regarding factors such as (1) market acceptance of the products of each subsidiary, including brand and name recognition for quality and value in each of the Company's subsidiaries' markets, (2) existence, scope, defensibility and non-infringement of patents, trade-secrets and other trade rights, (3) each subsidiary's relative success in achieving and maintaining technical parity or superiority with competitors, (4) interest rates for domestic and Eurofunds, (5) the relative success of each subsidiary in attracting and retaining technical and sales personnel with the requisite skills to develop, manufacture and market the Company's products, (6) the non-occurrence of general economic downturns or downturns in any of the Company's market regions or industries ( such as dental products and tools or computer chip manufacturers), (7) the relative competitiveness of products manufactured by the Company's facilities, including any contractors in the global economy (8) the non-occurrence of natural disasters, (9) a stable regulatory environment in areas of significance to each of the Company's subsidiaries, (10) the Company's success in managing its regulatory relations and avoiding any adverse determinations,
(11) the availability of talented senior executives for the parent and each of the subsidiaries, (12) other factors affecting the sales and profitability of the Company in each of its markets. Should any of the foregoing assumptions or other assumptions not listed fail to be realized, the forward-looking statements herein may be inaccurate. In making forward looking statements in this and other Sections of the Company's report on Form 10-KSB, the Company relies upon recently promulgated policies of the Securities and Exchange Commission and statutory provisions, including Section 21E of the Securities Exchange Act of 1934, which provide a safe-harbor for forward looking statements.

Results of Operations for the Fiscal Year Ended June 30, 1997
-------------------------------------------------------------
Compared to Fiscal Year Ended June 30, 1996.
-------------------------------------------

Net sales by subsidiary follows:

                                                        Increase/
                             1997          1996        (Decrease)
                             ----          ----        ----------
  Biotrol                $ 5,720,127   $ 5,398,443     $ 321,684
  Challenge                1,324,844     1,279,410        45,434
  Micro Motors             7,978,755     9,116,523    (1,137,768)
  Oregon Micro Systems     4,836,770     5,312,648      (475,878)
  (Inter-company sales)     (663,661)     (535,949)     (127,712)
                         ------------  ------------  ------------
                         $19,196,835   $20,571,075   $(1,374,240)
                         ============  ============  ============

     The increase in sales at Biotrol for the year ended June 30, 1997 is primarily attributable to an increase in sales of certain infection control products, and the complete line of preventative care dental products. At Challenge, an increase in sales of preventative care products to Biotrol mainly contributed to the overall increase in sales for the year ended June 30, 1997. Sales to private label customers of Challenge decreased by 11% from $743,461 for the year ended June 30, 1996 to $661,163 for the year ended June 30, 1997. Micro Motors experienced the loss of a large private label customer for its dental hand-pieces. Sales of its branded hand-piece line did not increase sufficiently to offset the loss of the private label business. Efforts are being made to develop new private label customers to replace the lost business. In April, the Company announced that Micro Motors had entered into an exclusive long-term agreement with Tycom, Inc. to supply Electric Control Systems and Handpieces for Tycom's "Quantec" endodontic product line. Also, effective July 1, 1997, the marketing and sales responsibility for the branded hand-piece line has been shifted from an independent sales organization to the sales force already in place at Biotrol. In anticipation of that event as well as the introduction of several new products scheduled for fiscal year ended June 30, 1998, Biotrol increased its sales force from 11 to 16 people. During the first half of the year sales at the Company's OMS subsidiary were below the same period in the previous fiscal year due to the downturn in demand for semiconductor fabrication equipment. Sales to that industry decreased by approximately 14% for the first six months of year ended June 30, 1997.

     Beginning in the latter part of the third quarter of the current fiscal year, and continuing into the fourth quarter sales have increased at OMS as a result of the rebound in the semiconductor industry. Also, sales of infection control and preventative dental products at the Company's Biotrol subsidiary increased 7% over the previous quarter ended June 30, 1996. Overall Company sales for the fourth quarter ended June 30, 1997 increased 2% to $5,600,000 from $5,500,000 in the fourth quarter ended June 30, 1996.

     Overall net consolidated sales of the Company decreased 6.7%
from   $20,571,000  in  fiscal  year  ended  June  30,  1996   to
$19,197,000 in fiscal year ended June 30, 1997.


Gross profits by subsidiary follows:

                                                        Increase/
                             1997          1996        (Decrease)
                             ----          ----        ----------
  Biotrol                $ 3,108,763   $ 3,027,320   $    81,443
  Challenge                  579,767       567,047        12,720
  Micro Motors             3,605,723     4,236,007      (630,284)
  Oregon Micro Systems     3,740,920     4,231,856      (490,936)
                         -----------   -----------   ------------
                         $11,035,173   $12,062,230   $(1,027,057)
                         ===========   ===========   ============

     Gross profit decreased 8.7% to $11,035,000 for the year ended June 30, 1997 from $12,087,000 for the year ended June 30, 1996 primarily due to a decrease in sales. Gross profit dollars increased at Biotrol and Challenge due to the increase in sales at those subsidiaries. Gross profit dollars decreased at Micro Motors and OMS primarily due to the decrease in revenue.

     Gross profit as a percentage of sales decreased from 58.7% in fiscal year ended June 30, 1996 to 57.5% in fiscal year ended June 30, 1996. The decrease is attributed to an increase in manufacturing costs that could not entirely be passed through to customers.

     Operating expenses increased 15.6% to $10,945,000 in fiscal year ended June 30, 1997 from $9,469,000 in fiscal year ended June 30, 1996. During the year ended June 30, 1997 the Company incurred $463,000 of unusual one-time restructuring charges including severance benefits paid to terminated employees. The Company also increased its commitment to research and development by spending an additional $179,000 during fiscal year ended June 30, 1997. Also, operating expenses for year ended June 30, 1996 include only eleven months of operations for Micro Motors and OMS since the acquisition of those subsidiaries occurred on July 26, 1995. Due to the restructuring management estimates that the reduction of its employee workforce along with other operational changes will provide an anticipated $900,000 of future annual cost savings.

     The Company's effective tax rate on income (loss) from continuing operations was 22.1% in 1997 and 22.2% in 1996. For 1997 the tax benefit rate was reduced mainly because of non-deductible expense items of $149,000, primarily goodwill. For
1996 the tax rate was reduced because of a change in the valuation allowance for deferred tax assets of $432,000. Realization of deferred tax assets is dependent on generating sufficient taxable income prior to the expiration of the loss carryforwards. Although realization is not assured, management believes it is more likely than not that the net deferred tax assets will be realized for the following reasons. During 1997, the Company incurred losses from discontinued operations of $696,000 (net of tax benefit). These operations have been eliminated. In addition, the Company incurred approximately $827,000 in one-time charges to operations for severance benefits paid to terminated employees, prepayment fees to its previous lender and other unusual charges. As part of this restructuring, management estimates that the reduction of its employee workforce resulting in an anticipated $900,000 annual cost saving will also improve profitability in the future. Management has provided a valuation allowance related to net operating loss carryforwards, which are not expected to be realized in a one-year period. The amount of the net deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

     For 1997, income (loss) from continuing operations decreased $2,146,000 from income of $1,260,000 for year ended June 30, 1996 to a loss of $887,000 for year ended June 30, 1997. In addition to the unusual charges of $463,000 incurred in the current year mentioned above, the Company charged to current year's earnings a one-time prepayment penalty fee to its previous lender of $365,000.

     On April 25, 1997 pursuant to the acquisition agreement, the Company completed the unwind of the Pnu-Light transaction. The Company received all 368,483 shares of its stock, which were issued as consideration for the purchase of the assets of Pnu-Light. Losses sustained by Pnu-Light are reported as discontinued operations and amounted to approximately $295,000 and $54,000 net of related tax benefits of $149,000 and $20,000 for 1997 and 1996 respectively.

     On June 12, 1997, the Company completed the sale of certain assets of its dental clinic management (DCM) operation In
California. Losses sustained by DCM are presented as discontinued operations and amounted to approximately $401,000 and $32,000 net of related income tax benefits of approximately $265,000 and $14,000 in 1997 and 1996. The Company retained ownership of the accounts receivable of the dental clinic management operation. The Company expects to receive with assistance from the purchaser, net proceeds of approximately $1.8 million from the collection of those receivables over the next 12 to 24 months. If the allowance for doubtful accounts is not adequate to realize the net amount of the DCM receivables, additional losses from discontinued operations could occur in future years.

Liquidity and Capital Resources
-------------------------------

     The operations of the Company are conducted principally through its wholly owned subsidiaries. The Company's financial position at June 30, 1997 remains strong with working capital on that date of $6,938,000 compared with $5,309,000 at June 30,
1996. Cash and cash equivalents totaled $851,000 at June 30, 1997 compared to $407,722 at June 30, 1996. Net cash used in operations was $986,000 for the year ended June 30, 1997. The Company provided $1,042,000 in cash from operations for the year ended June 30, 1996. Included in operating expenses are non-cash items for amortization of goodwill and patents totaling $901,000 in 1997 and $712,000 in 1996. Although these expenses are included in the calculation of net income (loss), they do not represent a current use of cash.

     The Company's principal source of liquidity during year ended June 30, 1997 was cash on hand and a net increase in long term borrowings of approximately $4,000,000. During year ended June 30, 1996 the Company's principal source of liquidity was provided from cash on hand and a net increase in both short and long term borrowings of $3,611,000.

     On July 26, 1996 the Company obtained a $10,000,000 credit facility from Harris Bank secured by all assets of the Company and guaranteed by each of the Company's subsidiaries. The facility consists of a $6,000,000 term loan with a five-year amortization period, and a $4,000,000 revolving line of credit with a termination date on July 24, 1999. Both facilities require monthly interest payments at the prime rate or at a variable interest rate from 1.5% to 2% above LIBOR. The term loan portion is payable in equal quarterly installments of $200,000 through July 24, 2001, when the full amount of the then unpaid balance of the note will be due. The term loan had an outstanding balance on June 30, 1997 of $5,200,000. The revolver portion of the facility had an outstanding balance at June 30,997 of $3,100,000. At June 30, 1997 $900,000 remained available under the revolver/term agreement. As a condition of the credit facilities, the Company is required to meet certain financial covenants including minimum tangible net worth, debt to total capitalization, interest coverage, fixed charge coverage, and cash flow. In addition, the credit facility limits the amount of dividends and capital expenditures in any one year. At June 30, 1997 the Company did not meet most of the financial covenants; however, on September 26, 1997 the bank waived the current covenants and amended the agreement such that management believes the Company will be in compliance in the future.

     Management believes that the Company's existing credit resources, including the credit facility with Harris Bank as well as internally generated funds, should be sufficient to satisfy the Company's requirements for cash flows for operations and capital expenditures for fiscal 1998. Capital expenditures for the Company's operations for the year ended June 30, 1998 are presently anticipated to be approximately $850,000.

Years Ended June 30, 1996 and 1997
----------------------------------

     Net cash used by operating activities in 1997 was $986,000 compared to net cash provided from operating activities of $1,042,000 in 1996. Increases in refundable income taxes of $580,000, and decreases in accounts payable of $511,000 reduced net cash in 1997. Net cash was reduced by increases in accounts receivable of $1,535,000 in 1996.

     Net cash used in investing activities was $490,000 and $4,674,000 in 1997 and 1996 respectively. In 1996 cash used in investing activities related primarily to the acquisition of new subsidiaries. Net cash used in 1997 related primarily to the acquisition of equipment.

     Net cash provided by financing activities was $1,920,000 and $3,655,000 in 1997 and 1996. Net cash from financing activities was primarily provided by long term borrowings in both years.

Accounting Changes
------------------

     Effective for annual and interim periods ending after December 15, 1997, the Financial Accounting Standards Board
(FASB) has issued Statement No. 128, "Earnings Per Share", which supercedes APB Opinion No. 15. Statement No. 128 requires the presentation of earnings per share by all entities that have common stock or potential common stock, such as options, warrants and convertible securities outstanding that trade in a public market. Those entities that have only common stock outstanding are required to present basic earnings per share amounts. Diluted per share amounts assume the conversion, exercise or issuance of all potential common stock instruments unless the effect is to reduce a loss or increase the income per common share from continuing operations. The adoption of Statement No. 128 would have no effect on 1997 reported (loss) per share.

     The FASB has also issued Statement No. 131 "Disclosure about Segments of an Enterprise and Related Information". Statement No. 131 modifies the disclosure requirements for reportable segments and is effective for the Company's year ending June 30, 1999. The Company has not determined the effect the adoption of this Statement would have on the Company's reported segments.

Impact of Inflation and Changing Prices
---------------------------------------

     The industries in which the Company competes are labor intensive, often involving personnel with high level technical or sales skills. Wages and other expenses increase during periods of inflation and when shortages in the marketplace occur. The Company expects its subsidiaries to face somewhat higher labor costs, as the market for personnel with the skills sought by the Company becomes tighter in a period of full employment. In addition, suppliers pass along rising costs to the Company's subsidiaries in the form of higher prices. Further, the Company's credit facility with Harris Bank involves increased costs if domestic interest rates rise or there are other adverse changes in the international interest rates, exchange rates, and/or Eurocredit availability. To some extent, the Company's subsidiaries have been able to offset increases in operating costs by increasing charges, expanding services and implementing cost control measures. Nevertheless, each of the Company's subsidiaries' ability to increase prices is limited by market conditions, including international competition in many of the Company's markets.

Other Matters
-------------

     Presently the Company's information technology systems are inadequate to handle year 2000 requirements. Management is reviewing recommendations to upgrade the Company's and each subsidiary's entire information technology system. Many of the software applications at each subsidiary will be improved and made to comply with the year 2000 requirements. The operating plan for fiscal year ended June 30, 1998 includes the estimated cost to accomplish the improvements to the Company's information technology capabilities.


Item 7.   Financial Statements and Supplemental Data

          Independent Auditor's Report                        F-1

          Consolidated Balance Sheet                          F-2

          Consolidated Statements of Operations               F-4

          Consolidated Statements of Shareholder's Equity     F-5

          Consolidated Statements of Cash Flows               F-6

          Notes to Consolidated Financial Statements          F-7



               INDEPENDENT AUDITOR'S REPORT


To the Board of Directors
Pro-Dex, Inc.
Boulder, Colorado


We have audited the accompanying consolidated balance sheet of Pro-Dex, Inc. and Subsidiaries (the "Company") as of June 30, 1997, and the related consolidated statements of operations, shareholders' equity, and cash flows for the years ended June 30, 1997 and 1996. These financial statements are the responsibility of the Company's Management. Our responsibility is to express opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 1997, and the results of their operations and their cash flows for the years ended June 30, 1997 and 1996, in conformity with generally accepted accounting principles.


McGladrey & Pullen, L.L.P.


Anaheim, California
August 15, 1997, except for paragraph (a) of Note 3
As to which the date is September 26, 1997


                 PRO-DEX, INC. AND SUBSIDIARIES

                   CONSOLIDATED BALANCE SHEET
                          June 30, 1997


ASSETS

Current assets:
  Cash and cash equivalents                        $     851,108
  Accounts receivable, net                             3,496,479
  Inventories, net                                     4,236,069
  Deferred taxes                                         475,000
  Refundable income taxes                                645,613
  Prepaid expenses                                       186,987
                                                    -------------
    Total current assets                               9,891,256
                                                    -------------
Property and equipment:
  Land                                                   102,992
  Buildings                                              310,005
  Equipment                                            3,476,274
  Leasehold improvements                                 499,619
                                                    ------------
    Total property and equipment                       4,388,890
  Less accumulated depreciation                       (1,721,838)
                                                    -------------
    Net property and equipment                         2,667,052
                                                    -------------
  Deferred taxes                                         505,000
  Other                                                  383,586
  Intangibles, net                                     9,651,695
                                                    -------------
    Total other assets                                11,620,238
                                                    -------------
    Total assets                                    $ 24,178,546
                                                    =============

See "Notes to Consolidated Financial Statements."            F-2


                PRO-DEX, INC. AND SUBSIDIARIES

             CONSOLIDATED BALANCE SHEET - CONTINUED
                          June 30, 1997


LIABILITIES & SHAREHOLDERS'EQUITY

Current liabilities:
  Current portion of long-term debt                 $  1,211,999
  Accounts payable                                       797,071
  Accrued expenses                                       973,705
                                                    -------------
    Total current liabilities                          2,982,775

Long-term debt, net of current portion                 8,444,545
                                                    -------------
    Total liabilities                                 11,427,320
                                                    -------------
Commitments and contingencies

Shareholders' equity:
  Series A convertible preferred shares, no
    par value; 10,000,000 shares authorized;
    78,129 shares issued and outstanding                 282,990

  Common shares, no par value;  50,000,000
    shares authorized; 8,712,300 shares
    issued and outstanding                            14,632,445
  Additional paid in capital                              10,000
  Accumulated deficit                                 (2,115,095)
                                                    -------------
                                                      12,810,340

Receivable from employee stockownership
  plan (ESOP)                                            (59,114)
                                                    -------------
Total shareholders' equity                            12,751,226
                                                    -------------
Total liabilities and shareholders' equity          $ 24,178,546
                                                    =============

See "Notes to Consolidated Financial Statements."            F-3


                 PRO-DEX, INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF OPERATIONS
               Years Ending June 30, 1997 and 1996


                                          1997           1996
                                          ----           ----
Net sales                            $ 19,196,835   $ 20,571,075

Cost of sales                           8,161,662      8,508,845
                                     -------------  -------------
Gross profits                          11,035,173     12,062,230
                                     -------------  -------------
Operating expenses:
  Selling                               4,025,611      3,719,329
  General and administrative            4,463,217      4,123,454
  Research and development              1,092,455        913,875
  Amortization                            900,723        712,277
  Unusual charges                         463,000
                                     -------------  -------------
    Total operating expenses           10,945,006      9,468,935
                                     -------------  -------------

Income from operations                     90,167      2,593,295
                                     -------------  -------------
Other income (expense):
  Interest income                          56,166         33,367
  Interest expense (1997 includes
    prepayment penalty of $364,526)    (1,277,138)    (1,021,032)
  Other                                    (7,542)        12,299
                                     -------------  -------------
    Total                              (1,228,514)      (975,366)

Income (loss) before income taxes
  (credits) and loss from
    discontinued operations            (1,138,347)     1,617,929
Income taxes (credits)                   (251,643)       358,278
                                     -------------  -------------
Income(loss) before loss from
  discontinued operations                (886,704)     1,259,651
(Loss) from discontinued operations
  (net of tax benefit)                   (696,041)       (85,121)
                                     -------------  -------------
Net income (loss)                    $ (1,582,745)  $  1,174,530
                                     =============  =============

Earnings (1oss) per common
  and common equivalent share:
    Income (loss) from continuing
      operations                     $      (0.10)  $       0.14
    (Loss) from discontinued
      operations                            (0.08)         (0.01)
                                     -------------  -------------
      Net income (loss) per share    $      (0.18)  $       0.13
                                     =============  =============

Weighted average number of common
  and common shares outstanding shares  9,010,115      8,921,688

See "Notes to Consolidated Financial Statements."            F-4

                 PRO-DEX, INC. AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
               Years Ending June 30, 1997 and 1996


                          Preferred Shares     Common Shares
                          ---------------- ---------------------
                          Number            Number
                              of                of
                          Shares   Amount   Shares     Amount
                          ------ --------- --------- -----------
Balances, June 30, 1995   78,129 $ 282,990 5,281,300 $ 5,347,445
Issuance of common shares
  for purchase of
  Micro Motors, Inc.                       3,350,000   9,212,500
Exercise of common
  share warrants                              26,000      65,000
Issuance of common shares
  for purchase of Pnu-
  Light Tool Works, Inc.                     368,468   2,072,715
Advance to ESOP
Net income
                          ------ --------- --------- -----------
Balances, June 30, 1996   78,129 $ 282,990 9,025,783 $16,697,660

Rescission of Pnu-Light
  acquisition                               (368,483) (2,072,715)

Exercise of stock options                     55,000       7,500

Advance to ESOP
Net (loss)
                          ------ --------- --------- -----------
Balances June 30, 1997    78,129 $ 282,990 8,712,300 $14,632,445
                          ====== ========= ========= ===========

See "Notes to Consolidated Financial Statements."            F-5


                 PRO-DEX, INC. AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
               Years Ending June 30, 1997 and 1996
                           (Continued)


                             Addi-
                            tional
                           Paid-in Accumulated
                           Capital   Deficit      ESOP       TOTAL
                         --------- ------------ --------- -----------
Balances, June 30, 1995  $  10,000 $(1,706,880)           $ 3,933,555
Issuance of common shares
  for purchase of
  Micro Motors, Inc.                                        9,212,500
Exercise of common
  share warrants                                               65,000
Issuance of common shares
  for purchase of Pnu-
  Light Tool Works, Inc.   994,541                          3,067,256
Advance to ESOP                                 $(21,300)     (21,300)
Net income                           1,174,530              1,174,530
                        ---------- ------------ --------- ------------
Balances, June 30, 1996 $1,004,541 $  (532,350) $(21,300) $17,431,541

Rescission of Pnu-Light   (994,541)                        (3,067,256)
  acquisition

Exercise of stock options                                       7,500

Advance to ESOP                                  (37,814)     (37,814)
Net (loss)                          (1,582,745)            (1,582,745)
                        ---------- ------------ --------- ------------
Balances, June 30, 1997 $  10,000  $(2,115,095) $(59,114) $12,751,226
                        ========== ============ ========= ============

See "Notes to Consolidated Financial Statements."                 F-5
                                                           (Continued)


                 PRO-DEX, INC. AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF CASH FLOWS
              Years Ending June 30, 1997 and 1996


                                            1997         1996
                                            ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                    $(1,582,745)  $ 1,174,530
  Adjustments to reconcile net income
    (loss) to net cash provided by
      (used in) operating activities:
        Depreciation and amortization    1,499,305     1,338,165
        Provision for doubtful accounts    627,333       204,643
        (Gain) on sale of property and
          equipment                                      (46,116)
        Loss on disposition of business      7,512
      Deferred taxes                      (194,700)     (233,600)
  Change in working capital components
    net of effects of purchases and
      divestitures:
        (Increase) in accounts receivable (108,427)   (1,535,396)
        (Increase) decrease in inventories 182,836      (721,386)
        (Increase) decrease in prepaid
          expenses and refundable
          income taxes                    (579,940)      381,604
        Decrease in other assets           111,790        30,003
        Decrease in accounts payable and
          accrued expense                 (511,431)     (140,900)
      Increase in deferred revenu           14,964        53,411
      Increase (decrease) in income
        taxes payable                     (452,757)      536,943
  Net cash provided by (used in)       ------------  ------------
    operating activities                  (986,260)    1,041,901
                                       ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition/divestiture of businesses        707    (4,326,309)
  Proceeds from sale of equipment                          7,500
  Purchase of property and equipmen       (490,778)     (355,417)
  Net cash flows (used in) investing   ------------  ------------
    activities                            (490,071)   (4,674,226)
                                       ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net borrowing on revolving credit     (1,848,392)      769,279
    agreements
  Proceeds from long-term borrowing      8,544,400     4,022,887
  Principal payments on long term
    borrowing                           (4,490,977)   (1,180,787)
  Loan origination fees                   (255,000)
  Issuance of common stock                   7,500        65,000
  Advances to ESOP                         (37,814)      (21,300)
                                       ------------  ------------
  Net cash flows provided by financing
    activities                           1,919,717     3,655,079
                                       ------------  ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS  443,386        22,754
  Cash and cash equivalents,
    beginning period                       407,722       384,968
  Cash and cash equivalents,           ------------  ------------
    end of period                      $   851,108   $   407,722
                                       ============  ============
SUPPLEMENTAL DISCLOSURE OF CASH
  FLOW INFORMATION
    Cash payments for interest         $ 1,232,982   $ 1,053,447
    Cash payments for income taxes         620,061       109,350

See "Notes to Consolidated Financial Statements."            F-6


                PRO-DEX, INC. AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    JUNE 30, 1997 AND 1996


NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

Nature of Business
------------------

Pro-Dex, Inc. (the Company) is the parent of four operating subsidiaries, Biotrol International, Inc. (Biotrol), Challenge Products, Inc. (Challenge), Micro Motors, Inc. (Micro), and Oregon Micro Systems, Inc. (OMS). Biotrol is a manufacturer and supplier of infection control products for the dental industry. Challenge manufactures and sells fluoride products for preventive dentistry, along with a complementary line of products used for the cleaning, whitening, and protection of teeth. Micro manufactures miniature pneumatic motors used in dental, medical, and industrial devices worldwide as well as a complete line of dental handpieces. OMS designs, develops and manufactures multi-axis circuit boards used to control the motion of servo and stepper motors predominantly used in the medical testing equipment industry and the computer chip manufacturing industry. The Company extends credit to its customers, all on an unsecured basis, on terms that it establishes for individual customers. Customers are located predominately in the United States. Many of the Company's products are regulated by a number of state and federal regulatory bodies, including the Environmental Protection Agency ("EPA") and the Food and Drug Administration ("FDA"). While the Company's management and management of each of the Company's operating subsidiaries make every effort to maintain full compliance with all applicable laws and regulations, there exists an ongoing risk that one or more of its activities may at some point be determined to be non-compliant. Notwithstanding the risks inherent in the Company's business sectors, management believes that each of the Company's subsidiaries enjoys a good reputation for compliance with applicable regulations.

Principles of Consolidation
---------------------------

The consolidated financial statements include the accounts of the Company and all of its subsidiaries. All significant inter-company accounts and transactions have been eliminated.

Revenue Recognition
-------------------

Revenue on product sales is recognized upon shipment to the customer. The Company sells some of its products with a warranty that provides for repairs or replacement of any defective parts for a period after the sale. At the time of the sale, the Company accrues an estimate of the cost of providing the warranty based on prior experience.

Cash and Cash Equivalents
-------------------------

The Company considers highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Inventories
-----------

Inventories are stated at the lower of cost or market.   Cost  is
determined  using  the first-in, first-out  method.   Inventories
consist of the following:

  Raw materials                                       $   709,528
  Work in process                                         352,367
  Finished goods                                        3,265,174
                                                      -----------
    Total                                               4,327,069
  Reserve for slow moving inventories                      91,000
                                                      -----------
    Total inventories, net                            $ 4,236,069
                                                      ===========

Property and Equipment
----------------------

Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets as follows: Buildings-- generally 40 years, equipment-- 3 - 10 years; leasehold improvements 7 years. Leasehold improvements are depreciated over the shorter of the term of the lease or their estimated useful lives.

Intangible Assets
-----------------

Intangible assets include patents, organization costs, non-compete contracts and the cost of net assets acquired in excess of fair value which are amortized on a straight-line basis over their estimated useful lives ranging from 5 to 20 years. Intangible assets are stated net of accumulated amortization of $1,613,000.

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

Advertising
-----------

The Company expenses the cost of advertising the first time the advertising takes place. No amounts are included in the
Company's balance sheet for deferred advertising costs. The Company incurred advertising expenses of approximately $500,000 and $581,000 in 1997 and 1996, respectively.

Reclassifications
-----------------

Certain items in the June 30, 1996 financial statements have been reclassified to be comparable with the financial statement classifications for the year ending June 30, 1997. These reclassifications have no effect on shareholders' equity or net income as of and for the year ending June 30, 1996.

Income Taxes
------------

Deferred income taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Use of Estimates
----------------

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

Earnings Per Share
------------------

Earnings per share are based on the weighted average number of common shares and common share equivalents outstanding during the period. Common share equivalents are excluded if their effect is anti-dilutive. Contingent shares are excluded if the event, which will cause the shares to be issued, is not likely to occur. Fully dilutive earnings per share have not been presented, as there is no effect on earnings per share.


New Accounting Pronouncements
-----------------------------

The Financial Accounting Standard Board (FASB) has issued Statement No. 128, "Earnings Per Share", which supersedes APB Opinion No. 15. Statement No. 128 requires the presentation of earnings per share by all entities that have common stock or potential common stock, such as options, warrants and convertible securities outstanding that trade in a public market. Those entities that have only common stock outstanding are required to present basic earnings per share amounts. Diluted per share amounts assume the conversion, exercise or issuance of all potential common stock instruments unless the effect is to reduce a loss or increase the income per common share from continuing operations. All entities required to present per share amounts must initially apply Statement No. 128 for annual and interim periods ending after December 15, 1997. Earlier application is not permitted. The adoption of Statement No. 128 would have no effect on 1997 reported (loss) per share.

The FASB has also issued Statement No. 131 "Disclosure about Segments of an Enterprise and Related Information". Statement No. 131 modifies the disclosure requirements for reportable segments and is effective for the Company's year ending June 30, 1999. The Company has not determined the effect of the adoption of this Statement would have on the Company's reported segments.

Fair Value of Financial Instruments
-----------------------------------

The method and assumptions used to estimate the fair value of long-term debt, which approximates the carrying value, is based on interest rates that are currently available to the Company for issuance of debt with similar terms and remaining maturities. The fair value of trade accounts receivable and accounts payable approximate carrying value.

NOTE 2 - ACCOUNTS RECEIVABLE

Accounts receivable includes amounts due for dental services rendered to patients under an extended term payment arrangement totaling $2,429,627. General dentistry billings may be paid over ten monthly installments and billings for orthodontic services are paid over a twenty-four month installment arrangement. These receivables were generated by the Company's Dental Clinic Management (DCM) operation. In June 1997, the Company sold this operation to PDM and no longer provides this service (Note 9). It is estimated that the Company will collect $900,000 of the DCM accounts receivable within the next 12 months. The balance is included in long-term trade accounts receivable. Accounts receivable are stated net of an allowance of $707,702.
Management   has  estimated  their  reserve  based   on   current
information available. However, future changes in payment trends, the economy or other factors could effect the amount of the required reserve.

NOTE 3 - LONG-TERM DEBT

Following is a summary of long-term debt:

  Revolving/term loan from bank (a)                   $ 8,300,000

  Secured note bearing interest at 11%, maturing
    August, 2000, payable at $14,728 per month (b)        454,298

  Secured note to former owner of acquired business
    bearing interest at 12.25%, maturing $40,000
    quarterly, including interest to October, 2000        417,195

  Loan secured by certain equipment bearing
    interest at 9.1%, maturing $7,096 monthly,
    including interest to May 30, 1999                    149,495

  Mortgage payable secured by land and building,
    bearing interest at 2% over prime, maturing
    $1,967 monthly due November 12, 1997. This note
    is normally renewed for successive one-year terms.    181,289

  Other secured notes at various interest
    rates and various maturities.                         154,267
                                                      -----------
  Total                                                 9,656,544
  Less current portion                                  1,211,999
                                                      -----------
  Total long-term debt                                $ 8,444,545
                                                      ===========

(a) The Company has obtained a $10,000,000 credit facility from Harris Bank secured by all assets of the Company and guaranteed by each of the Company's subsidiaries. The Facility consists of a $6,000,000 term loan with a five-year amortization period, and a $4,000,000 revolving line of credit with a termination date on July 24, 1999. Both facilities require monthly interest payments at the prime rate or at a variable interest rate from 1.5% to 2% above LIBOR. The term loan portion is payable in equal quarterly installments of $200,000 through July 24, 2001, when the full amount of the then unpaid balance of the note will be due. The term loan had an outstanding balance on June 30, 1997 of $5,200,000. The revolver portion of the facility had an outstanding balance at June 30, 1997 of $3,100,000. At June 30, 1997, $900,000 remained available under the revolver/term loan. The Company is required to meet certain financial covenants including minimum tangible net worth, debt to total capitalization, interest coverage, fixed charge coverage, and cash flow. In addition, the credit facility limits the amount of dividends and capital expenditures in any one year. At June 30, 1997, the Company did not meet most of the financial covenants; however, on September 26, 1997, the bank waived the current covenants and amended the agreement such that management believes the Company will be in compliance in the future.

(b) These amounts are due to the former owner of Micro Motors and the Company's largest shareholder and are subordinated to the bank debt discussed above.

     Aggregate maturities on long-term debt for the next five years is as follows: 1998, $1,211,999; 1999, $3,612,706;
     2000, $1,148,781;  and 2001, $3,683,058.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

Micro Motors leases office and warehouse facilities from the Company's largest shareholder. The Company and its subsidiaries also lease other office and warehouse facilities from unrelated parties under lease agreements expiring from February 1999 through March 2001. These leases generally require the Company to pay insurance, taxes, and other expenses related to the leased space. Total rent expense was $902,187 and $810,763 including approximately $335,000 paid to the Company's largest shareholder for the years ended June 30, 1997 and 1996. Future minimum lease payments for the years ending June 30, amount to 1998, $879,006; 1999, $872,971; 2000, $355,867; 2001, $261,281; total of
$2,369,125, including $1,306,066 to the Company's largest shareholder. The Company subleases the dental centers occupied by DCM under lease agreements expiring at various dates until March 1999 (Note 9). Future minimum sublease receipts for the years ending June 30 amount to 1998, $327,504, and for 1999, $327,504.

On July 9, 1997, Cottrell Ltd., Englewood, Colorado ("Cottrell") filed a civil action in the U.S. District Court for the District of Colorado against Biotrol International, Inc. ("Biotrol"), a wholly owned subsidiary of the Company and the Company. The complaint demands that Biotrol (and the Company) stop advertising and selling hard surface cleaners and disinfectants under labels Cottrell alleges contain exaggerated claims. The complaint seeks compensation for lost profits and other compensation in an amount to be determined at trial.

Both Biotrol and Cottrell sell cleaning solutions to dental dealers. The products are used to disinfect countertops and other hard surfaces in dental offices. The U.S. Environmental Protection Agency ("EPA") regulates such products and reviews advertising and labeling claims made about the products by manufacturers. The thrust of the action involves a Biotrol product identified as "BirexSE". Cottrell's complaint alleges that, according to EPA standards, Birexse should be used the same day it is mixed. Cottrell makes a competing product that must be used the same day it is mixed, according to its label. It is the Company's position that "BirexSE" labeling is consistent with that approved by the EPA.

The Company's management is currently investigating the claims and intends to vigorously defend against the action. Based on the Company's current understanding of the relevant facts and law, management does not expect that the outcome of these legal proceedings will have a material adverse effect on the consolidated financial condition, operating results, or liquidity of the Company.

NOTE 5 - INCOME TAXES

The provision for income taxes (credits) for the years ended June 30, 1997 and 1996 is as follows:
                                             1997         1996
                                             ----         ----
  Current federal taxes (credits)        $ (160,943)  $  471,878
  Current state taxes (credits)             (70,000)     120,000
  Deferred taxes                            (20,700)    (233,600)
                                         -----------  ----------
                                         $ (251,643)  $  358,278
                                         ===========  ===========

A reconciliation of expected tax expense (credit) to the amount computed by applying the federal statutory income tax rates to income (loss) before income taxes (credits) and net loss from discontinued operations is as follows:

                                             1997         1996
                                             ----         ----
  Federal income taxes (credits)
    computed at the statutory rate       $ (399,000)  $  566,100
  Change in valuation allowance              55,000     (432,000)
  State income taxes (credits)              (70,000)     120,000
  Non-deductible items,
   primarily amortization of goodwill       149,000      139,000
  Other                                      13,357      (34,822)
                                         -----------  -----------
                                         $ (251,643)  $  358,278
                                         ===========  ===========
Deferred income tax assets and liabilities in the accompanying balance sheet at June 30, 1997 consist of the following:

                                                          1997
                                                          ----
Assets:
  Net operating loss carryforwards                   $   296,000
  Contract payable                                       248,000
  Accrued expenses                                       128,000
  Accounts receivable                                    306,000
  Intangible assets                                       68,000
  Inventories                                            171,000
  Other                                                   48,000
                                                      -----------
    Total deferred tax assets                          1,265,000
  Valuation allowance                                   (285,000)
                                                      -----------
     Net deferred tax assets                          $  980,000
                                                      ===========

Net   deferred  tax  assets  of  $475,000  are  included  in  the accompanying balance sheet as current assets. The remaining deferred tax assets of $505,000 are included in the accompanying balance sheet as long term assets.

A portion of these deferred tax assets reflects the benefit of a $875,000 tax loss carryforward, which expires $620,000 in 2003 and $255,000 in 2004. Utilization of these loss carryforwards is limited under income tax rules to $480,000 in 1998 and $280,000 per year thereafter. Realization of deferred tax assets is dependent on generating sufficient taxable income (approximately $2.5 million) prior to the expiration of the loss carryforwards. Although realization is not assured, management believes it is more likely than not that the net deferred tax assets will be realized for the following reasons. During 1997, the Company incurred losses from discontinued operations of $696,000 (net of tax benefit). As discussed in Note 9, these operations have been eliminated. In addition, the Company also incurred approximately $827,000 in one-time charges to operations for severance benefits paid to terminated employees, prepayment fees to its previous lender and other unusual charges. As part of this restructuring, management estimates that the reduction of its employee workforce resulting in an anticipated $900,000 annual cost saving will also improve profitability in the future. Management has provided a valuation reserve of $285,000 related to the net operating loss carryforwards, which are not expected to be realized within a one -year period. The amount of the net deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

NOTE 6 - STOCK OPTIONS AND WARRANTS

The Board of Directors and the shareholders of the Company have approved and adopted three plans, pursuant to which options to purchase 2,150,000 shares of common stock can be granted to officers, directors, employees and to others expected to provide significant services to the Company. There are 1,159,196 shares remaining in the option plans, which are available for grant in future years. In addition, the Company has issued warrants to acquire 113,000 shares, exercisable at an average price of $2.17 and expiring on July 26, 2005.

Transactions involving the stock options are summarized as follows:

                                    1997                 1996
                             --------------       --------------
                                   Weighted             Weighted
                                    Average              Average
                                   Exercise             Exercise
     Fixed Options           Shares   Price       Shares   Price
     -------------           ------   -----       ------   -----
Outstanding at beginning
  of year                 1,366,996   $2.22      435,876   $1.93
    Granted                  20,000    3.93   (a)931,120    2.36
    Exercised               (55,000)    .14
    Forfeited              (442,560)   2.50
                          ----------  -----   ----------   -----
Outstanding at end of year  889,436   $2.19    1,366,996   $2.22
                          ==========  =====   ==========   =====

Exercisable at end of year  889,436   $2.19    1,366,996   $2.22
  Weighted average fair
    value per per option
      granted during the year         $1.81                $1.04

(a) Includes 591,190 options granted to owners of Micro options.

A further summary about fixed options outstanding June 30, 1997, is as follows:

                   Options Outstanding        Options Exercisable
                   -------------------        -------------------
                        Weighted
                         Average  Weighted               Weighted
     Range of   Number Remaining   Average                Average
     Exercise     Out- Contract-  Exercise       Number  Exercise
        Price standing  ual Life     Price  Exercisable     Price
------------- -------- ---------  --------  -----------  --------
        $ .25   25,000 6.5 years     $ .25       25,000     $ .25
$1.75 - $2.50  842,682   8 years      2.20      842,682      2.20
$2.85 - $3.93   21,754   9 years      3.84       21,754      3.84
              -------- ---------  --------  -----------  --------
               889,436               $2.19      889,436     $2.19
              ======== =========  ========  ===========  ========

The three option plans are substantially similar and call for the vesting as approved by the Board of Directors (usually upon grant), and allow for the options to be outstanding for a period of ten years.

Grants under the Company's stock option plans are accounted for following APB Opinion No. 25 and related interpretations. Accordingly, no compensation cost has been recognized for grants under the plan. Had compensation cost for the stock-base compensation plans been determined based on the grant date fair values of awards (the method described in FASB Statement No.
123), reported net income (loss) and earnings (loss) per common share would have been adjusted to the proforma amount shown below:

                                            1997          1996
                                            ----          ----
Net income (loss)
  As reported                           $ 1,582,745   $ 1,174,530
  Pro forma                              (1,605,166)      963,518


Net income (loss) per common
  and common equivalent share
    As reported                         $     (0.18)  $      0.13
    Pro forma                                 (0.18)         0.11


The fair value of each grant is estimated at the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions for grants in 1996 and 1997, respectively: no dividend rate for all years; price volatility of 31% in 1996 and 43% in 1997; risk-free interest rates of approximately 5.9% in 1996 and 6.8% in 1997; and expected lives of five years.

NOTE 7 - PREFERRED SHARES

Holders of Series A preferred shares have no voting, dividend, or redemption rights. In the event of liquidation or dissolution, preferred shareholders are entitled to receive $3.60 per share. Each preferred share is convertible into one common share at the option of the holder.

NOTE 8 - EMPLOYEES' BENEFIT PLANS

The Company has adopted an employee benefit plan under Section 401(k) of the Internal Revenue Code. The plan allows employees to make contributions up to a specified percentage of their compensation. Under the plan, the Company is obligated to match up to 25% of the employees' contribution up to a defined maximum. For the years ended June 30, 1997 and 1996 the Company contributed $35,156 and $36,232, respectively, as a matching contribution to the 401(k) plan.

In  1973,  Micro  established an Employee  Stock  Ownership  Plan
(ESOP), who's shares of stock in Micro, upon acquisition of Micro by the Company, were converted to restricted Company shares of common stock. At June 30, 1997, this restriction had lapsed. For the years ended June 30, 1997 and 1996, the Company did not make any contributions to the ESOP. During the years ended June 30, 1997 and 1996, the Company advanced funds to the ESOP totaling $37,800 and $21,300, respectively, in order for it to purchase stock from Plan participants.

NOTE  9  -  BUSINESS ACQUISITIONS, DIVESTITURES, AND DISCONTINUED
            OPERATIONS

On July 26, 1995, the Company acquired for cash all of the outstanding shares of Oregon Micro Systems, Inc., a manufacturer of multi-axis motion control circuit boards. In addition to the OMS stock, the Company acquired two letters patent for the design of multi-axis motion control circuit boards with an approximate value of $2,693,000. The total acquisition cost was approximately $6,700,000. The excess of the total acquisition cost over the fair value of the net assets acquired was approximately $283,000 and is being amortized over a 15-year period. The patents are being amortized over seven (7) years by the straight-line method.

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

On  May  11,  1996,  the  Company  acquired  certain  assets  and liabilities of Pnu-Light Tool Works, Inc., (Pnu-Light) a developer of pneumatic light mechanisms for hand tools, for common stock. The purchase agreement called for the final purchase price to be determined based upon a multiple of the company's net income generated for the year ended June 30, 1999, and based upon the then current market price of the Company's common stock with a minimum value assigned to the net assets purchased of $4,000,000, subject to certain adjustments. The agreement also provided that if the computed value based on the prescribed formula does not exceed $4,000,000, the Company had the option to rescind the transaction. The Company issued 368,483 shares of stock at acquisition and recorded the net assets acquired at the present value of the estimated minimum purchase price of approximately $3,070,000. The excess of the total acquisition cost of Pnu-Light over the fair value of the net assets acquired of approximately $1,100,000 was being amortized over a 15-year period by the straight-line method.

On April 25, 1997, consistent with the decision of its Board of Directors as announced on February 12, 1997, the Company completed the rescission of the Pnu-Light transaction. In accordance with the agreement, the Company received all 368,483 shares of the Company's stock, which were issued as consideration for the purchase of the assets. Losses sustained by Pnu-Light are reported as discontinued operations and amounted to approximately $295,000 and $54,000, net of related tax benefits of $149,000 and $20,000 for 1997 and 1996 respectively. Revenues generated by this subsidiary in 1997 and 1996 were immaterial.

On June 12, 1997, the Company completed the sale of its Dental Clinic Management (DCM) operation in California. In exchange for inventory and property and equipment the purchaser assumed approximately $670,000 of the Company's liabilities. In addition, with assistance of the purchaser, the Company expects to receive the net proceeds from the collection of approximately
1.8 million in existing net accounts receivable over the next 24 months. Revenues of DCM were approximately $1,986,000 and $2,420,000 in 1997 and 1996. Operating expenses were approximately $2,652,000 and $2,466,000 in 1997 and 1996. These
amounts are presented as losses from discontinued operations in the statement of operations and are reported net of applicable income tax benefits of approximately $265,000 and $14,000 in 1997 and 1996. At June 30, 1997 no assets of the discontinued
operations   remain  other  that  the  DCM  accounts   receivable
discussed above.

All acquisitions have been accounted for as a purchase and the results of operations of Oregon Micro Systems, Inc., Micro Motors, Inc., and Pnu-light Tool Works, Inc., since the date of acquisition are included in the consolidated financial statements.

Additional   information   regarding   cash   flows  from   these
acquisitions is as follows:

                   Micro Motors      OMS       Pnu-Light       Total
                   ------------      ---       ---------       -----
Working capital
  acquired net of
    cash and cash
      equivalents   $   413,068  $1,348,074  $    16,506  $  1,777,648
Fair value of long-
  term assets        10,429,486   3,424,724    3,271,719    17,125,929
Long-term debt
  assumed            (1,590,988)   (480,327)    (226,197)   (2,297,512)
Issuance of common   (9,212,500)              (3,067,256)  (12,279,756)
  stock
                    ------------ ----------- ------------ -------------
                    $    39,066  $4,292,471  $    (5,228) $  4,326,309
                    ============ =========== ============ =============

Additional  information   regarding   cash   flows   from   these
dispositions is as follows:

                            Pnu-light       DCM           Total
                           ----------       ---           -----
Working capital disposed
  of net of cash and
    cash equivalens      $    83,509    $ (228,658)  $  (145,149)
Long Term assets           3,040,229       491,667     3,531,896
Debt assumed                 (57,533)     (261,251)     (318,784)
Common stock returned     (3,067,256)                 (3,067,256)
                         -------------  -----------  ------------
  Net                    $    (1,051)   $    1,758   $      $707
                         =============  ===========  ============


NOTE 10- SEGMENT INFORMATION

A   summary   of  information  about  the  Company's   continuing
operations by segment follows:

                                      Fiscal years ended June 30,

                                          1997           1996
                                          ----           ----
Revenues
  Infection control products         $  4,421,658   $  4,205,175
  Preventive dentistry products         2,495,754      2,193,608
  Medical/dental equipment              8,106,314      9,395,593
  Circuit boards                        4,836,770      5,312,648
  (Inter-company sales)                  (663,661)      (535,949)
                                     ------------  -------------
                                     $ 19,196,835   $ 20,571,075
                                     ============  =============

Income (loss) from operations
  Infection control products         $    100,517   $    267,538
  Preventative dentistry products        (126,380)        15,713
  Medical/dental equipment (a)         (1,154,795)       257,424
  Circuit boards                        1,270,825      2,052,620
                                     -------------  -------------
                                     $     90,167   $  2,593,295
                                     =============  =============

Assets
  Infection control products         $  1,284,860   $  1,232,735
  Preventative dentistry products       1,469,103      1,257,435
  Medical/dental equipment             12,856,927     14,299,363
  Circuit boards                        4,575,612      5,213,700
  Pro-Dex Corporate                     3,992,044      6,324,255
                                     -------------  -------------
                                     $ 24,178,546   $ 28,327,488
                                     =============  =============

Depreciation and amortization
  Infection control products         $     56,886   $     46,710
  Preventative dentistry products         114,014        107,040
  Medical/dental equipment                739,348        722,154
  Circuit boards                          570,861        373,783
  Pro-Dex Corporate                         4,146         16,158
                                     -------------  -------------
                                     $  1,485,255   $  1,265,845
                                     =============  =============

Capital Expenditures
  Infection control products         $     62,810   $     51,832
  Preventative dentistry product          103,807         35,087
  Medical/dental equipment                 49,273        134,362
  Circuit boards                          133,354         54,937
  Pro-Dex Corporate                         8,355          9,591
                                     -------------  -------------
                                     $    357,599   $    285,809
                                     =============  =============

The  Company had foreign sales in the amount of $816,062 in  1997 and $807,015 in 1996.

(a)  Includes non-recurring unusual charges of $463,000.



Item  8.    Changes  in  and Disagreements  with  Accountants  on
            Accounting and Financial Disclosures

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

     McGladrey & Pullen, L.L.P. served as the Company's independent certifying accountants for the years ended June 30, 1997 and June 30, 1996. The reports of McGladrey & Pullen, L.L.P. contained no adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope, or accounting principals. During the Company's two most recent years there were no disagreements with accountants on any matter of accounting principles or practices, financial statement disclosure, or audit scope or procedure. The Company's Form 10KSB and the financial statements set forth therein is incorporated herein by reference and delivered to the shareholders herewith. McGladrey & Pullen, L.L.P. expects to be present at the Meeting, will have an opportunity to make a statement if they so desire, and are expected to be available to respond to appropriate questions.

     The   Company's  Board  of  Directors  has  requested   that
McGladrey Pullen, L.L.P. serve as the Company's certifying accountants for the year ending June 30, 1998, and that firm has consented to so serve.

                            PART III


Item 9.    Directors,  Executive Officers  and  Control  Persons;
           Compliance with Securities Exchange Act of 1934

Officers and Directors
----------------------

     As of June 30, 1997, the officers and directors of the Company were as follows:

       NAME               AGE                POSITION
       ----               ---                --------
  Kent E. Searl            56    Chairman of the Board, Director
  Ronald G. Coss           60    Vice Chairman, Director
  George J. Isaac          52    Vice President, Director
  Richard N. Reinhardt     65    Director
  Robert A. Hovee          55    Director
  John B. Zaepfel          61    Director

     Kent E. Searl is a co-founder of the Company and currently serves as Chairman of the Board, Chief Executive Officer, and Acting President. He has served as a director of the Company or its predecessor since its inception in 1978. In addition to serving as Chairman of the Board, Mr. Searl is an ex officio non-voting member of the Compensation Committee of the Board of Directors. Since August 1969, he has also served as Chairman of the Board of Directors of Professional Sales Associates, Inc. ("PSA"), a national dental equipment manufacturers' representative, which he co-founded. PSA acted as marketing representative for dental handpiece products of the Micro Motors, Inc. subsidiary until June 30, 1997, at which time Biotrol International, Inc. began marketing those products. Mr. Searl currently also serves as an officer and director of two other businesses. Mr. Searl was elected by the shareholders of the Company to serve as a Class III Director until June 30, 1999 or the election and qualification of his successor.

     Ronald G. Coss founded Micro Motors in 1971 and has served as its Chairman since inception. He currently serves as the Vice-Chairman of the Company's Board of Directors, and also serves as an ex officio non-voting member of the Audit Committee of the Board of Directors. Mr. Coss has been the primary engineer in development of Micro's products since its inception and invented the technologies, which are the subject of the letters patent now owned by Micro. Mr. Coss is currently one of the Trustees of the Micro Motors Employee Stock Ownership Plan, a shareholder of the Company. Mr. Coss was elected by the shareholders of the Company, to serve as a Class III Director until June 30, 1999 or the election and qualification of his successor.

     George J. Isaac has served as a consultant to the Company and its predecessor since 1978, and became a member of the Company's Board of Directors on July 26, 1995. He serves as an ex officio member of both the Audit Committee and the Compensation Committees of the Board of Directors, and is Vice President, Secretary, and Chief Financial Officer of the Company. Mr. Isaac has been a certified public accountant with Joseph B. Cohan and Associates, Worcester, Massachusetts since 1969, became a partner in 1977 and served as its president from 1991 to 1996. He is a member of the Board of Directors of Professional Sales Associates, Inc. and recently completed terms as a member of the Board of Directors for the Commerce Bank and Trust of Worcester, MA, and the Medical Center of Central Massachusetts. Mr. Isaac's accounting firm specialized in handling medical and dental related accounts. Mr. Isaac received a B.S. in Business Administration from Clark University in Worcester, Massachusetts. Mr. Isaac was elected by the shareholders of the Company, to serve as a Class I Director until June 30, 1998 or the election and qualification of his successor.

     Richard N. Reinhardt has served as a Director of the Company and its predecessor since 1990. He is a member of the Audit
Committee and the Compensation Committee of the Board of Directors. Mr. Reinhardt has served as President and director of Professional Sales Associates, Inc. ("PSA") since he co-founded that firm in 1969. PSA is a national manufacturers representative organization that represents manufacturers in the dental equipment market. Mr. Reinhardt was elected by the shareholders of the Company, to serve as a Class II director until June 30, 2000 or the election and qualification of his successor.

     Robert A. Hovee began serving on the Company's Board of Directors on February 27, 1996. He serves as a member of both the Audit Committee and the Compensation Committee. Currently,
Mr. Hovee serves as President of the Orange County Biomedical Industry Council and the Orange County Biocommerce Association, both California non-profit associations. Formerly Mr. Hovee was Chief Executive Officer and President of Life Support Products, Inc. a maker of emergency medical products of which he was a co-founder, prior to its acquisition by Allied Healthcare Products, Inc. He has also served as a director and chairman of Infrasonic, Inc., an infant respirator manufacturer. Mr. Hovee, who is active in many charities, serves as a co-chair of a University of California-Irvine Center for the Health Sciences fund-raising project. Mr. Hovee received a B.A. in Business Administration and a B.A. in Business Administration-International Business from the University of Washington in Seattle, Washington as well as a Bachelor of Foreign Trade and a Master of Foreign Trade from the American Graduate School of International Management (Thunderbird) in Glendale, Arizona. Mr. Hovee was elected by the Board of Directors, to serve as a Class II Director until the first to occur of the next shareholders' meeting, June 30, 2000 or the election and qualification of his successor.

     John B. Zaepfel has served as director of the Company since August 27, 1996, and commenced service on the Company's Compensation Committee on September 16, 1996. Previously, Mr. Zaepfel served on the advisory committee advising the Board of Directors of Micro Motors, Inc., prior to its merger into Micro in July of 1995. Mr. Zaepfel spent fifteen years as the Chief Executive Officer of CPG International, Inc., which he founded in 1985 in a leveraged buy-out of a division of a wholly owned subsidiary of Times Mirror, Inc. Prior to its private sale in 1989, CPG International, Inc. was a $90 million operating company, manufacturing and marketing art, engineering, and media supplies. Prior to forming CPG International, Inc., Mr. Zaepfel was President and CEO of Chartpak and Picket Industries, wholly owned subsidiaries of Times Mirror, Inc. Mr. Zaepfel previously served as a director of Ideal School Supplies, Inc., when it was a publicly traded company, and was director of six privately held companies. Currently, Mr. Zaepfel is Chairman of the Board of
Acordia of Southern California, a wholly owned subsidiary of Anthem, Inc., listed on the New York Stock Exchange. Mr. Zaepfel previously served as a director of Varitronics, Inc., previously quoted on NASDAQ, Inc., and currently serves as a director of Remedy Temp, Inc., a public company quoted on NASDAQ, Inc. Mr. Zaepfel is a graduate of the University of Washington, and holds a Master in Business Administration from the University of Southern California. Mr. Zaepfel was elected by the Board of Directors, to serve as a Class II Director until the first to occur of the next shareholders' meeting, June 30, 2000 or the election and qualification of his successor.

Business Experience of Key Management of Subsidiaries
-----------------------------------------------------

     Set forth below is information concerning certain key management personnel of the Company's operating subsidiaries:

     Daniel S. Reinhardt joined Biotrol International, Inc. as a sales representative in September 1988. He was promoted to National Sales Manager in January of 1991, and, effective January 1, 1997, Mr. Reinhardt was made Vice President and Chief Operating Officer of Biotrol International, Inc.

     Charles L. Bull founded Challenge Products, Inc. in 1978 and has served as its President and Chief Executive Officer since its inception as a dental products business. Mr. Bull has developed more than 40 chemical products used in the industry, as well as a process for high speed filling of a patented prophy ring. See "Item 12 - Certain Relationships and Related Party Transactions."

     Gary Garleb has served as Vice President and General Manager of OMS, since its acquisition by the Company in July of 1995. Prior to that time, he served as Vice President for Operations and Manufacturing of Micro Motors from 1974 to 1995. Mr. Garleb recently resigned as a Trustee of the Micro Employee Stock Ownership Plan ("Micro ESOP"), a shareholder of the Company, which has demand registration rights in respect of its restricted shares.

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


                   SUMMARY COMPENSATION TABLE

             Annual Compensation           Long Term Compensation Awards
             -------------------           -----------------------------
                                                      Secur-         All
                                      Other     Re-    ities       Other
                                     Annual strict-   Under-        Com-
                                    Compen-      ed    lying LTIP   pen-
     Name and                        sation   Stock Options/ Pay- sation
Principal Position Year  Salary  Bonus  (1)  Awards      SA  outs    (6)
------------------ ---- -------- ----- ----  ------ -------- ---- ------
Kent E. Searl      1997 $160,000   -     -     -      None    -     -
Chairman and Chief 1996  150,000   -     -     -   100,000(3) -     -
Executive          1995     0.00   -     -     -    50,000    -     -
Office(2)

Ronald G. Coss     1997 $364,320   -     -     -      None    -     -
Vice Chairman(4)   1996  360,000   -     -     -      None    -     -
                   1995      N/A   -     -     -       N/A    -     -

George J. Isaac    1997 $180,000   -     -     -      None    -     -
Vice President,    1996  170,000   -     -     -   200,000(3) -     -
Chief Financial    1995      N/A   -     -     -    50,000    -     -
Officer, Secretary-
Treasurer,
Director(5)

Dr. M. Larry Kyle  1997  $90,390   -     -     -      None    -     -
President of DCM   1996  114,000   -     -     -      None    -     -
Subsidiary         1995  114,672   -     -     -    50,000    -     -

Charles E.Strait(7)1997 $185,000  -      -     -      None    -     -
                   1996  175,000  -      -     -      None    -     -
                   1995      N/A  -      -     -       N/A    -     -

Charles L. Bull    1997 $113,276  -      -     -      None    -     -
                   1996  110,000  -      -     -      None    -     -
                   1995  100,000  -      -     -      None    -     -

Gary Garleb        1997 $111,435  -      -     -      None    -     -
                   1996  101,826  -      -     -    98,505(8) -     -
                   1995   98,568  -      -     -      None    -     -

(1) The aggregate amount of perquisites or other personal benefits received by any officer or director for which no other annual compensation is indicated did not exceed the lesser of $50,000 or 10% of such officer or director's annual salary.

(2) Mr. Searl received no compensation from the Company during the fiscal year ended June 30, 1995. Mr. Searl was granted options under the 1994 Stock Option Plan in 1995 and under the Directors' Stock Option Plan in 1994.

(3) Options in the amount of 100,000 and 200,000 shares were granted to Messrs. Searl and Isaac, respectively during the Company's fiscal year ended June 30, 1996, under the Stock
     Option Plan.

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

(5) Mr. Isaac received no compensation from the Company prior to the fiscal yea r ending June 30, 1996, as he was not then employed by the Company and did not serve on its Board of Directors. During the fiscal year ended June 30, 1995, Mr. Isaac was granted options to acquire 50,000 shares under the 1994 Stock Option Plan,in connection with his acceptance of employment by the Company. See also note 3 to this chart.

(6)  Employer contributions to the Pro-Dex, Inc. 401(k) Plan.

(7) Mr. Strait received no compensation from the Company prior to the fiscal year ending June 30, 1996, as he was not then employed by the Company and did not serve on its Board of Directors. On January 22, 1997, Mr. Strait resigned his position as President of the Company, and as a member of the Board of Directors for health reasons. Management has decided to continue Mr. Strait's salary until a deter-mination has been made on his pending disability claim with his disability insurance carrier.

(8) Mr. Garleb received no compensation from the Company prior to the year ending June 30, 1996, as he was not employed by the Company. The options set forth in this chart were converted from the Micro options granted in July, 1994 to options to acquire 98,505 shares of the Company's common stock, under the 1994 Stock Option Plan, pursuant to the vote of Shareholders at the Company's annual meeting on February 27, 1996.

Employment Agreements
---------------------

     Effective July 26, 1995, the Company entered into long term employment agreements with a number of its executive officers and extended existing employment agreements with certain other officers. The Company paid salaries in an aggregate amount of $964,153 for all its officers and directors for the year ending June 30, 1997.

     Ronald G. Coss currently serves as Vice Chairman of the Company. Mr. Coss had, prior to the merger of Micro Motors, Inc. with Pro-Dex, Inc., been compensated by Micro Motors at a salary of $560,000 for the fiscal year ending March 31, 1995 and $456,000 for the fiscal year ending March 31, 1994. Annual base compensation to Mr. Coss under the employment agreement is $360,000 and is adjustable upward for inflation each July 1 of the five year term of his employment agreement, for which, for the year ending June 30, 1997, compensation owed Mr. Coss was $364,320, not including other benefits, payments or compensation. However, due to poor operating performance, in February 1997 certain management employees, to include Mr. Coss, agreed to a temporary reduction in base salary which reduction is reflected by his actual salary of $352,320 for the year ending June 30, 1997. Mr. Coss' employment agreement is renewable until terminated.

     In addition to compensation to Mr. Coss under his employment agreement, the Company is obligated to pay Mr. Coss $1 million over five years, commencing on July 26, 2001 under a Non-Competition Agreement in connection with the merger of Micro Motors with and into the Company's Micro subsidiary. Upon the merger, the Company also assumed two notes payable by Micro Motors to Mr. Coss in the aggregate amount of $938,450, relating to termination of Mr. Coss' long term employment agreement with Micro Motors and prior unpaid earned compensation. See "Item 12
- Certain Relationships and Related Party Transactions."

     In addition to the direct compensation Mr. Coss is to receive under his employment agreement with the Company, he is to have reimbursement of reasonable travel and entertainment expenses, a vehicle and auto expenses for business use, country club dues and reasonable country club expenses, annual physical with a prior recuperative period and paid accommodations, and six weeks annual leave. In the event Mr. Coss does not use all or part of his six weeks annual leave, his employment agreement permits him to elect to be paid cash in lieu of leave not taken. Mr. Coss is required to reasonably forecast the amount of any cash in lieu of leave, for purposes of the Company's financial forecasts. Mr. Coss did not notify the Company that he elected to be paid cash in lieu of leave not taken during the year ending June 30, 1997 and has indicated that he is unable to forecast his leave for the year ending June 30, 1998.

     On July 26, 1995, the Company entered into a long-term employment agreement with Kent E. Searl, its Chairman. Until such date, Mr. Searl had received no compensation for his services to the Company, other than grant of options exercisable at the last bid price as of the date of grant. During the year ended June 30, 1995, Mr. Searl was granted options to acquire 50,000 shares of the Company's common stock, under the 1994 Stock Option Plan. On November 21, 1994, Mr. Searl was granted options to acquire 100,000 shares, under the 1994 Stock Option Plan, exercisable at the last bid price on the date of grant. Mr. Searl is located in the Company's headquarters offices in Boulder, Colorado, and travels frequently to all the Company's subsidiaries. Under his employment agreement with the Company, Mr. Searl was paid $150,000 for the year ended June 30, 1996. His salary under the employment agreement was to be $160,000 per annum through June 30, 1997, however, due to poor operating performance, Mr. Searl deferred his contract right to the increase in his compensation and further agreed to a temporary base salary reduction. Compensation due Mr. Searl for the remaining year of the three year term of his employment agreement is $170,000 The employment agreement accords Mr. Searl three weeks annual leave, but provides for no alternative of cash in lieu of leave untaken. In addition, Mr. Searl's employment agreement provides that he may receive use of a car at Company expense, although to date Mr. Searl has received limited reimbursement for use of a vehicle not provided by the Company. Mr. Searl is also entitled to such other benefits as the Company's Board of Directors determines to offer the Company's executive employees, and reimbursement of reasonable expenses.

     On July 26, 1995, Mr. Charles E. Strait entered into a long-term employment agreement with the Company. Pursuant to that agreement, Mr. Strait's salary as the Company's President and Chief Operating Officer for the year ending June 30 1997 was $184,333. That employment agreement also provides that, upon a determination of disability, the Company is obligated to pay Mr. Strait for a period of ninety days until his disability insurance coverage commences. Mr. Strait has made application for such benefits and a determination of the same is pending.

     On July 26, 1995, George J. Isaac began serving as the Company's Vice President and Chief Financial Officer, and on September 21, 1995 he was elected the Company's Secretary-Treasurer by the Board of Directors. Mr. Isaac was granted options to acquire 50,000 shares of the Company's common stock, exercisable at the last bid price as of the date of grant, upon his acceptance of employment, during the fiscal year ended June 30, 1995, but received no other compensation as an employee during such year. Mr. Isaac was granted options to acquire 200,000 shares exercisable at the last bid price as of the date of grant, on November 21, 1995. The employment agreement with Mr. Isaac provides that he is to receive a salary of $170,000 through June 30, 1996, $180,000 July 1, 1996 through June 30, 1997, and $190,000 for the remainder of the three year term of the employment agreement. . However, due to poor operating performance, in February 1997 certain management employees, to include Mr. Isaac, agreed to a temporary reduction in base salary which reduction is reflected by his actual compensation of $171,000 for the year ending 30 June 1997. Mr. Isaac's employment agreement allows three weeks annual leave, but any leave not taken is to be forfeited without compensation. The employment agreement with Mr. Isaac provides that he may receive use of a Company vehicle for business purposes. In addition, Mr. Isaac is entitled to reimbursement of reasonable expenses at the discretion of the Board of Directors and such other benefits as the Board of Directors determines to make available to its executive employees.

     On August 1, 1993, the Company entered into an employment agreement with Mr. Charles L. Bull, President, and Chief
Operating Officer of Challenge Products. Pursuant to that agreement, Mr. Bull is to be paid a base salary of $100,000 annually through December 31, 1998, with month to month renewal thereafter unless terminated on 60 days prior written notice. Challenge Products is also required to maintain a $300,000 split-dollar life insurance policy on Mr. Bull, payable in accordance with his direction. The employment agreement provides that Mr.
Bull cannot compete, directly or indirectly, with Challenge for three years following termination of employment.

Compensation to Directors
-------------------------

     Beginning July 1, 1990, the Company established a fee of $1,000 per year for each director. Through the year ended June 30, 1995, directors waived their fees. During the year ended June 30, 1995, the three then serving directors were granted options to acquire aggregate 150,000 shares in recognition of substantial efforts in obtaining the Micro and OMS acquisitions. In addition, a new employee-director was granted options to acquire 50,000 shares for his services in connection with such acquisitions and to induce him to accept appointment to serve as the Company's Chief Financial Officer. In addition, during the year ended June 30, 1995, the Company granted options to acquire 1,754 shares to Richard Reinhardt in accordance with the plan for such options previously adopted by the Board with respect to non-employee directors. All such options are exercisable at the last sale price on the date of grant.

     During the year ended June 30, 1997, the Board of Directors determined that experienced outside directors expect to receive directors' fees and stock options in connection with such service. To that end, the Board of Directors adopted a proposal to pay directors' fees for non-employee directors in the amount of $3,000 per quarter, together with $1,000 for each regular meeting attended by non-employee directors and $500 for each committee meeting held on a date other than a regular board meeting. During the year ended June 30, 1997, $57,000 was paid as non-employee director compensation. Employee directors receive only their usual salaries and expenses in attendance at Board and Committee meetings for service on the Board of Directors. In addition, in August 1996, the Board adopted a policy to grant each non-employee director an option to purchase 20,000 shares of common stock upon commencement of their service with an additional option granted automatically each year to purchase 10,000 shares. The maximum term of such options is ten years. During the year ended June 30, 1997, Messrs. Reinhardt and Hovee were each granted options to acquire 10,000 shares of the Company's common stock, under the Directors' Stock Option Plan, exercisable at $3.55 share, pursuant to the previously adopted plan for grant of options. Mr. Zaepfel was granted options to acquire 20,000 shares of the Company's common stock, under the Directors' Stock Option Plan, exercisable at $2.44 pursuant to the previously adopted plan for grant of options.


Options Granted During the Last Fiscal Year
-------------------------------------------

    The following table provides information on options granted to the Directors during the year ended June 30, 1997.

         OPTIONS GRANTED DURING YEAR ENDED JUNE 30, 1997


                       Options   Exercise     Expir-    Potential
                       Granted      Price     ration     Value(1)
     Name                  (#)      $/SH)       Date          ($)
  ----------           -------   --------    -------    ---------
John B. Zaepfel(2)      20,000       2.44    8-27-06       30,800


(1) Potential value is based on the assumption that the price of the stock will appreciate at an annual compounded rate of 5% until the applicable expiration dates.

(2) Mr. Zaepfel was granted the indicated options pursuant to the Directors' Stock Option Plan.

(3)  A disinterested  majority  of the Board  has   committed, in
     furtherance of the Board's decision respecting the remunera-tion of non-employee directors, automatic annual grants in the amount of 10,000 shares, to Messrs. Hovee, and Reinhardt, at the exercise price of $3.55, effective upon the resolution of the Board reflecting the foregoing.

     The following table provides information on exercise of stock options during the year ended June 30, 1997 by executives and directors and value of unexercised options at June 30, 1997:


   SHARES ACQUIRED ON EXERCISE OF OPTIONS AND VALUE OF OPTIONS
                HELD BY EXECUTIVES AND DIRECTORS
                        At June 30, 1997

                                            Number
                                         Of Shares       Value of
                                        Underlying    Unexercised
                                        Unexercise   In the Money
                                        Options at     Options at
                                        FY-End (#)     FY-End (1)
                       Exer-  Value  -------------  -------------
                        cise  Real-    Exercisable   Exercisable/
    Name                 (#)   ized  Unexercisable  Unexercisable
    ----               -----  -----  -------------  -------------
Kent E. Searl            -      -        202,051/0      $56,500/0
George J. Isaac          -      -        250,000/0      $50,000/0
Richard N. Reinhardt     -      -        123,805/0      $31,500/0
Robert A. Hovee          -      -         20,000/0            0/0
John B. Zaepfel          -      -         20,000/0            0/0

(1) The indicated value has been determined based upon the difference between the exercise price and the fair market value of the securities underlying the options on June 30, 1997.

1988 Stock Option Plan
----------------------

In 1988, the Company adopted its 1988 Stock Option Plan (the "Plan") pursuant to which the Company's Board of Directors was authorized to issue options to purchase up to 150,000 shares of the Company's common stock to employees, directors and consultants of the Company. The option exercise price must equal fair market value of the common stock on the date of grant. No options to purchase shares of common stock were granted under the 1988 Plan during the fiscal year ended June 30, 1997. At June 30, 1997, options to purchase an aggregate of 25,000 shares of the Company's common stock were outstanding under this Plan. A former director exercised options to purchase 30,000. Options to purchase 25,000 shares were exercised by a former consultant to the company. On July 5, 1996, the Company registered the shares underlying the options theretofore granted under the 1988 Stock Option Plan on a Form S-8 filed with the Securities and Exchange Commission.

1994 Stock Option Plan
----------------------

     On May 25, 1994, the Company's shareholders adopted its 1994 Stock Option Plan (the "Plan"), pursuant to which the Company's Option Committee was authorized to issue options to purchase up to 500,000 shares of the Company's common stock to employees of the Company. At the Annual Meeting of shareholders on February 27, 1996, the shareholders approved an increase in the number of shares authorized for grant of options under the Plan to 1.5 million shares. In addition, the shareholders also approved conversion of options to acquire shares of Micro, granted to Micro employees prior to the acquisition to options to acquire 591,120 shares of the Company's common stock at an exercise price of $2.50 per share, under the 1994 Stock Option Plan. The 1994 Stock Option Plan was adopted to advance the interests of the Company and its shareholders by affording employees an opportunity for investment in the Company. The Compensation Committee has sole discretion to select which employees of the Company will be granted options, the number of shares subject to option, the timing of such option grants, when the options may be exercised, and the exercise price. The exercise price of options must be at least equal to the fair market value of the common stock on the date of grant. The maximum term of options granted under the Plan is ten years. As of June 30, 1997, there were outstanding options under the 1994 Stock Option Plan to acquire 548,580 shares of the Company's common stock.

Directors' Stock Option Plan
----------------------------

     On May 25, 1994, the Company's shareholders adopted its Directors' Stock Option Plan (the "Plan") pursuant to which the Company was authorized to issue options to purchase up to 200,000 shares of the Company's common stock to non-employee Directors of the Company. At the February 26, 1996 Annual Meeting, the Company's shareholders approved an increase in the number of shares authorized for grant of options under the Directors' Stock Option Plan to 500,000 shares. The Plan was adopted to advance the interests of the Company and its shareholders by attracting qualified non-employee Directors, whose participation and guidance contribute to the successful operation of the Company. The Board of Directors previously adopted a resolution, which provides that options to purchase $5,000 share value of common stock. During the year ended June 30, 1996, the Board of Directors determined that experienced outside directors expect to receive more substantial directors' remuneration in the form of fees and stock options in connection with their service. To that end, the Board of Directors adopted a proposal to pay directors' fees for non-employee directors in the amount of $3,000 per quarter, together with $1,000 for each regular meeting attended by non-employee directors and $500 for each committee meeting held on a date other than a regular board meeting. In addition, in August 1996, the Board adopted a proposal to grant 20,000 shares to non-employee directors upon their commencement of service on the Board. Mr. Zaepfel was granted options to acquire 20,000 shares of the Company's common stock, under the Directors' Stock Option Plan, exercisable at $2.44 pursuant to the previously adopted plan for grant of options. The maximum term of each option is ten years. As of June 30, 1997, there were outstanding options under the Directors' Stock Option Plan to acquire 315,856 shares of the Company's common stock. A disinterested majority of the Board has committed, in furtherance of the Board's decision respecting the remuneration of non-employee directors, automatic annual grants in the amount of 10,000 shares, to Messrs. Hovee, and Reinhardt, at the exercise price of $3.55, effective upon the resolution of the Board reflecting the foregoing.


Item  11.   Security Ownership of Certain Beneficial  Owners  and
            Management

     Set forth in the following table is information as of June 30, 1997, with respect to the beneficial shareholdings of the Company's common stock, by all directors, individually, and all officers and directors as a group, and beneficial owners of 5% or more of such common stock.


       BENEFICIAL SHAREHOLDINGS OF DIRECTORS, OFFICERS AND
             OWNERS OF MORE THAN 5% OF COMMON STOCK

                                      Number            Percent
    Name and Address                of Shares         of Class(1)
    ----------------                ---------         -----------
Kent E. Searl
1401 Walnut St., Suite 540
Boulder, CO 80302                993,930 (2)(4)(5)         11.03%

Ronald G. Coss
1401 Walnut St., Suite 540
Boulder, CO 80302              2,493,528 (6)               27.68%

Richard N. Reinhardt
1401 Walnut St., Suite 540
Boulder, CO 80302                510,984 (2)(4)(5)(7)(8)    5.78%

George J. Isaac
1401 Walnut St., Suite 540
Boulder, CO 80302                254,000 (4)                2.82%

Robert A. Hovee
1401 Walnut St., Suite 540
Boulder, CO 80302                 20,000 (7)(8)             0.13%

John B. Zaepfel
1401 Walnut St., Suite 540
Boulder, CO 80302                 20,000 (7)                0.22%

All officers and directors as
a group (6 persons)            3,995,213 (2)(3)(4)(5)      44.34%
                                         (6)(7)(8)(9)
Micro Motors Employee
Stock Ownership Plan
151 E. Columbine
Santa Ana, California          1,075,359 (6)               11.94%

(1)  Calculated pursuant to Rule 13d-3 under Exchange Act.

(2) Includes 250,000 shares of common stock, 58,229 shares of Preferred Stock convertible share-for-share into common stock at any time, and Warrants to acquire 13,000 shares of common stock owned of record by Professional Sales Associates, Inc. ("PSA"). Messrs. Searl and Reinhardt are officers and directors of PSA and may be deemed to benefi-cially own PSA's shares. Mr. Searl, individually, owns of record 410,750 shares of common stock and 19,900 shares of Preferred Stock. Mr. Reinhardt, individually, owns of record 58,950 shares. In addition, Mr. Reinhardt's spouse, in-dividually, owns 7,000 shares, which are attributed to him in this chart.

(3) Includes options held by Messrs. Searl, Reinhardt, and Isaac to purchase 50,000 shares (each) shares of the Company's common stock at $2.50 per share. Also includes options held by Messrs. Searl and Reinhardt to purchase 50,000 shares
     (each) at $1.75 per share. Also includes options held by Messrs. Searl and Isaac to purchase 100,000 and 200,000, re-spectively, of the Company's common stock at $2.13 per share. These shares have been added to outstanding shares in calculating each director's individual percentage of beneficial ownership.

(4) Includes options held by Messrs. Searl and Reinhardt to purchase 2,051 shares (each) of the Company's common stock at $2.43 per share and Mr. Reinhardt to purchase 1,754 shares of the Company's common stock at $2.85 per share. These shares have been added to outstanding shares in calculating each director's individual percentage of benefi-cial ownership.

(5) Includes 584,377 shares of the Company's common stock held by the Micro Motors ESOP, which are held by such ESOP for the benefit of Mr. Coss. Such shares held by the ESOP for the benefit of Mr. Coss are included in the total opposite Mr. Coss' name and also included in the total opposite the name of the Plan. Mr. Coss is one of three Trustees of such Plan, and does not have sole voting or dispositive power over shares held by the Plan.

(6) Includes options of Messrs. Reinhardt, Hovee, and Zaepfel to acquire 20,000 shares each of the Company's common stock at $2.44 per share.

(7)  Includes options of Messrs. Reinhardt and Hovee  to  acquire
     10,000 shares each of the company's common stock at $3.55 per share.

(8) The officers and directors as a group currently have in the aggregate, together with their affiliates, voting power with respect to 2,639,851 currently issued and outstanding shares of common stock,not including in such number the convertible preferred stock or options treated as shares of common stock attributed to them for the purpose of this chart. Shares held by the Micro Motors ESOP have not been included in com-puting the voting power number in this footnote or in stating the vote controlled by officers and directors else-where in this proxy statement, but shares held by the Micro Motors ESOP for the benefit o f Mr. Coss are included the amount of his beneficial ownership and the total held by all officers and directors as a group reported in the chart.

(9) A disinterested majority of the Board has committed, in furtherance of the Board's decision respecting the re-muneration of non-employee directors, automatic annual grants in the amount of 10,000 shares, to Messrs. Hovee, and Reinhardt, at the exercise price of $3.55, effective upon the resolution of the Board reflecting the foregoing.

     Set forth in the following table is information as of June 30, 1996 with respect to the beneficial shareholdings of all directors, individually, and all officers and directors as a group, and beneficial owners of more than five percent of the Company's Series A Preferred Stock.

       BENEFICIAL SHAREHOLDINGS OF DIRECTORS, OFFICERS AND
            OWNERS OF MORE THAN 5% OF PREFERRED STOCK

                                        Number          Percent
    Name and Address                   of Shares        of Class
    ----------------                ---------------     --------
Kent E. Searl
1401 Walnut Street, Suite 500
Boulder, CO 80302                        78,129(1)        100.0%

Richard N. Reinhardt
1401 Walnut Street, Suite 500
Boulder, CO 80302                        58,229(1)         74.5%

All officers and directors as a
group (3 persons)                        78,129(1)        100.0%

Professional Sales Associates, Inc.
1401 Walnut Street, Suite 500
Boulder, CO 80302                        58,229            74.5%

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

Item 12.  Certain Relationships and Related Party Transactions

     In 1993, when the Company acquired Challenge, Mr. Charles Bull and Challenge entered into a royalty agreement and license agreement, both effective July 1, 1993 and extending to December 31, 1998. Under the license agreement, Mr. Bull granted Challenge Products an exclusive license to manufacture, distribute and market a patented prophy ring in return for execution of the acquisition agreements and a royalty agreement providing for certain payments in respect of sales targets never achieved. In June 1996, Mr. Bull, the Company, and Challenge entered into a letter agreement by which they agreed that the royalty agreement was rescinded as void ab initio, for failure to accurately reflect the intent of the parties. In addition, the parties agreed that the exclusive paid up license conferred by the license agreement should be evidenced by an assignment of all rights in the prophy ring patent. Mr. Bull continues to serve as President of Challenge, and received $113,276 in compensation for his services as President of Challenge, in the year ended June 30, 1997.

     On July 26, 1995, in connection with the merger of Micro Motors with and into Micro, the Company issued 3,350,000 shares of the Company's common stock in exchange for all the issued and outstanding stock of Micro Motors, all as more fully described in the Company's Form 8-K dated July 26, 1995. The Micro Motors Employee Stock Ownership Plan (the "Micro ESOP") holds 1,075,359 of the shares issued in connection with the acquisition of Micro. The number of shares owned by the ESOP has been adjusted to reflect the correct allocation as between the ESOP and remaining shareholders at the time of the merger. The number of shares originally allocated to the ESOP was erroneously calculated and reported as 1,099,805. The ESOP has certain limited demand registration rights in respect thereof, exercisable from July 26, 1996 through July 26, 1999, at the expense of the Micro ESOP. In addition, the Micro ESOP has limited concurrent registration rights, sharing costs on a pro-rata basis; in the event the Company should undertake an underwritten public offering prior to July 26, 2002. In addition, shareholders at the Company's Annual Meeting on February 27, 1996 approved conversion of outstanding options of Micro Motors Incentive Stock Option Plan into options to acquire 591,120 shares of the Company's common stock.

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

     In connection with the acquisition of OMS, the Company borrowed $500,000 from an unrelated third party pursuant to a Loan Agreement and Promissory Note. Fifty percent (50%) of the outstanding balance of obligations to the lender, at any time, is jointly guaranteed by Professional Sales Associates, Inc. ("PSA") and Mr. Kent E. Searl (the Company's Chairman). In connection with the loan, the lender was granted a ten year warrant to acquire 26,000 shares of the Company's common stock exercisable at the market price of the Company's shares at $2.50 per share exercise price. Warrants to acquire 13,000 shares of the Company's common stock were issued to PSA exercisable at $2.50 per share. Messrs. Kent E. Searl, Richard N. Reinhardt, and George J. Isaac, directors of the Company, are directors of PSA. No warrants were issued to Mr. Searl. The unrelated third party loan, which PSA guaranteed, was repaid on July 26, 1996, when the Company entered into a loan agreement with Harris Bank and Trust, N.A.

     The Company, prior to July 1, 1997, marketed certain of the dental equipment manufactured by Micro through PSA, a firm for which Messrs. Searl, Reinhardt, and Isaac are directors. The terms and condition of the agreement with PSA were a continuance of the relationship between PSA and Micro Motors established on negotiated arms' length basis prior to the merger of Micro Motors into Micro. Micro Motors, Inc. dental handpieces previously marketed by PSA are currently being marketed by the Biotrol International, Inc. subsidiary of the Company, effective July 1, 1997.

     The Company leases its offices in Boulder, Colorado from PSA, a firm for which Messrs. Searl, Reinhardt, and Isaac are directors, as sub-lessees under a master lease between PSA and a third party unrelated to PSA or the Company. The sublease between the Company and PSA is on a month to month basis. The Company's monthly lease payments are $1,883, which is equal to the amount of the lease payments due from PSA to the third party lessor, on a per square foot basis. The Company's management believes that the monthly rental is comparable to rents charged for comparable properties in the market area. Nevertheless, the terms of the sub-lease, including price, may not be as favorable to the Company as lease terms, which might have, been negotiated with a third party in an arm's length transaction.

     Micro leases its offices and manufacturing facility in Santa Ana, California from Ronald G. Coss, currently a director of the Company, at a monthly rental of $28,237. The Company's management believes that the monthly rental is comparable to rents charged for comparable properties in the market area. Nevertheless, the terms of the lease, including price, may not be as favorable to the Company as lease terms, which might have, been negotiated with a third party in an arm's length transaction.

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

     On July 5, 1996, the Company filed a Form S-8 to register the shares of common stock underlying options theretofore granted pursuant to its 1988 Employee Stock Option Plan. Dr. Kyle, President of DCM and a former director of the Company, held 30,000 of such options, all of which were exercisable at $0.25 per share.


                             PART IV


Item 13.  Exhibits, Financial Statement Schedules and Reports on
          Form 8-K

(a)       Exhibits

          (a)(1) and (a)(2)   See - "Item 7."

          (b)    See Forms 8-K filed by the Company dated May 11,
                 1997, June 12, 1997, and August 5, 1997.

          (c)    See Exhibit Index.


                         EXHIBIT INDEX



 Exhibit                      Document                      Page
   No.                                                     Number
--------    ---------------------------------------------  ------
 3.1        Articles   of   Incorporation   (incorporated
            herein  by reference to Exhibit 3.1  to  Pro-
            Dex,  Inc.  Registration  Statement  No.  33-
            74397).

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

 7.3        Acquisition Agreement between Pro-Dex,  Inc.,
            Oregon  Micro  Systems,  Inc.  and  L.  Wayne
            Hunter dated July 26, 1996 (incorporated herein by reference to Exhibit 7.2 to the Company's Form 8-K dated July 26, 1996).

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

10.2        Lease   Agreement  dated  December  1,   1984
            between  Sears Roebuck and Co.  and  Pro-Dex,
            Inc. (Sun Valley) and amendment thereto dated as of November 9, 1987 (incorporated herein by reference to Exhibits 10.8 and 10.29 to Pro-Dex, Inc. Registration Statement No. 33-
            35790).

10.2(a)     Agreement  to Extend Lease Agreement  (Exhibit
            10.2 Sun Valley) dated May 5, 1994.

10.3        Leaseback  Agreement dated December  19,  1985
            between   Pro-Dex,   Inc.   and   Fowler/Searl
            Partnership (incorporated herein by reference to Exhibit 10.13 to Pro-Dex, Inc. Registration
            Statement No. 33-6623).

10.4        Lease   Agreement  dated  November  24,   1986
            between  Sears  Roebuck and Co.  and  Pro-Dex,
            Inc.  (Santa Rosa) and amendment thereto dated
            as  of January 7, 1988 (incorporated herein by
            reference to Exhibits 10.16 and 10.28 to  Pro-
            Dex,  Inc.  Registration  Statement  No.   33-
            35790).

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

10.7(a)     Agreement  to Extend Lease Agreement  (Exhibit
            10.6 Florin Mall) dated July 6, 1994.


10.8        Lease  Agreement effective as of  December  1,
            1988  between Sears Roebuck and Co.  and  Pro-
            Dex, Inc. (Arden Fair) and amendment thereto effective as of April 1, 1989 (incorporated herein by reference to Exhibits 10.32 and
            10.33  to Pro-Dex, Inc. Registration Statement
            No. 33-35790).

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

10.17 1994 Stock Option Plan (incorporated herein by reference to Exhibit 10.21 to Pro-Dex, Inc. Registration Statement No. 33-74397).

10.18 Director's Stock Option Plan (incorporated herein by reference to Exhibit 10.22 to Pro-
            Dex,  Inc.  Registration  Statement  No.  33-
            74397).

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

10.22       Agreement  to Terminate Long Term  Employment
            Agreement  between  Micro  Motors,  Inc.  and
            Ronald   G.   Coss  dated   July   26,   1995
            (incorporated herein by reference to  Exhibit
            10.3 to the Company's Form 8-K dated July 26,
            1996).

10.23       Asset  Purchase  Agreement  between  Pro-Dex,
            Inc., Pnu-Light Acquisition Corporation,  and
            Marty J. Anderson, dated May 11, 1996.

10.24       Letter  Agreement,  regarding  rescission  of
            Royalty  Agreement  between  Pro-Dex,   Inc.,
            Challenge Products, Inc. and Charles Bull dated June __, 1996, together with Assignment of Patent.