Form 10-Q
period 1997-09-30
PRO DEX INC
filed 1997-11-05
CIK 788920

U.S. SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549

                         FORM 10-QSB

(Mark One)
[X]  Quarterly Report Pursuant to Section 13 or 15(d) of  the
     Securities Exchange Act of 1934 for the quarterly period ended September 30, 1997.


[   ]   Transition Report Pursuant to Section 13 or 15(d)  of
     the Securities Exchange Act of 1934.


             Commission File Number     0-14942

                        PRO-DEX, INC.
                  ------------------------
       (Name of small business issuer in its charter)

         Colorado                            84-1261240
------------------------------      ------------------------
(State or other jurisdiction of     (I.R.S. Employer ID No.)
 Incorporation or organization)

     1401 Walnut St., Ste. 540, Boulder, Colorado 80302
          (Address of principal executive offices)

         Issuer's telephone number:  (303) 443-6136

Securities registered under Section 12(b) of the Exchange Act:

                                        Name of each exchange
Title   of  each  class                  on  which registered
-----------------------                 ---------------------
         None                                   None

Securities  registered under Section 12(g) of the Exchange Act:

                 Common Stock, no par value
                      (Title of class)

     The number of shares of the Registrant's no par value common stock outstanding as of November 5, 1997, was 8,712,300.


DOCUMENTS INCORPORATED BY REFERENCE: None.

                       Table of Contents


PART I.   Financial Information                         Page No.

  Item 1.
          Financial Statements

          Consolidated Balance Sheets                   F-1 & F-2
          Consolidated Statements of Operations               F-3
          Consolidated Statements of Cash Flow                F-4
          Notes to Consolidated Financial Statements            7

  Item 2.
          Management Discussion and Analysis                    8

SIGNATURES                                                     11

EXHIBITS  -   NONE


                   CONSOLIDATED BALANCE SHEETS

                             ASSETS

                                         September 30,    June 30,
                                             1997           1997
                                          (unaudited)
Current assets:
  Cash and cash equivalents                $ 487,734     $ 851,108
  Accounts receivable, net                 3,933,808     3,496,479
  Inventories, net                         4,136,732     4,236,069
  Deferred taxes                             475,000       475,000
  Refundable income taxes                    467,926       645,613
  Prepaid expenses                           440,592       186,987

    Total current assets                   9,941,792     9,891,256


Property and equipment                     4,463,191     4,388,890
  Less accumulated depreciation           (1,868,264)   (1,721,838)
    Net property and equipment             2,594,927     2,667,052

Other assets:
  Long-term trade receivables              1,079,957     1,079,957
  Deferred taxes                             505,000       505,000
  Other                                      332,390       383,586
  Intangibles, net                         9,426,448     9,651,695

    Total other assets                    11,343,795    11,620,238

    Total assets                        $ 23,880,514  $ 24,178,546

See "Notes to Consolidated Financial Statements."              F-1


             CONSOLIDATED BALANCE SHEETS - CONTINUED

               LIABILITIES & SHAREHOLDERS' EQUITY

                                         September 30,     June 30,
                                             1997            1997
                                          (unaudited)
Current liabilities:
  Current portion of long-term debt      $ 1,212,884    $ 1,211,999
  Accounts payable                           831,261        797,071
  Accrued expenses                         1,023,460        973,705
  Income taxes payable                       198,807

    Total current liabilities              3,266,412      2,982,775

Long-term debt, net of current portion     7,510,580      8,444,545

Total liabilities                         10,776,992     11,427,320

Commitments and contingencies


Shareholders' equity:
  Series A convertible preferred shares,
    no par value; 10,000,000
    shares authorized; 78,129 shares
    issued and outstanding                   282,990        282,990
  Common shares, no par value;
    50,000,000 shares authorized;
    8,712,300 shares
    issued and outstanding                14,632,444     14,632,445
  Additional paid in capital                  10,000         10,000
  Accumulated deficit                     (1,762,799)    (2,115,095)

                                          13,162,635     12,810,340
Receivable from employee stock
  ownership plan (ESOP)                      (59,113)       (59,114)

  Total shareholders' equity              13,103,522     12,751,226

  Total liabilities and shareholders'
     equity                             $ 23,880,514   $ 24,178,546

See "Notes to Consolidated Financial Statements."               F-2


              CONSOLIDATED STATEMENTS OF OPERATIONS

                                         Quarter Ended September 30,
                                             1997           1996
                                          (unaudited)    (unaudited)

Net sales                                $ 5,817,919    $ 4,432,125

Cost of sales                              2,254,531      1,816,958

Gross profits                              3,563,388      2,615,167

Operating expenses:
  Selling                                    981,463      1,028,882
  General and administrative               1,181,003      1,183,328
  Research and development                   352,095        194,235
  Amortization                               225,246        235,228
    Total operating expenses               2,739,807      2,641,673

Income (loss) from operations                823,581        (26,506)

Other income (expense):
  Interest expense                          (257,555)      (258,822)
  Other income (expense), net                  2,077         14,176
    Total                                   (255,478)      (244,646)

Income (loss) before income taxes
  (credits) and (loss) from
    discontinued operations                  568,103       (271,152)
Income taxes (benefit)                       215,812        (68,000)

Income (loss) before (loss)
  from discontinued operations               352,291       (203,152)
(Loss) from discontinued operations
  (net of tax benefit)                                     (136,894)
Net income (loss)                          $ 352,291     $ (340,046)

Earnings (loss) per common and
  common equivalent share:
    Income (loss) from continuing
      operations                              $ 0.04        $ (0.02)
    (Loss) from discontinued operations                       (0.02)
Net income (loss) per share                   $ 0.04        $ (0.04)

Weighted average number
  of common and common
    equivalent shares outstanding          8,842,000      9,050,000

See "See Notes to Consolidated Financial Statements."           F-3


              CONSOLIDATED STATEMENTS OF CASH FLOWS

                                         Quarter ended September 30,
                                              1997          1996
                                          (unaudited)    (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                        $ 352,291     $ (340,046)
  Adjustments to reconcile net income
    (loss) to net cash provided by
      (used in) operating activities:
      Depreciation and amortization          371,674        398,050
        Provision for doubtful accounts         (406)        44,251
  Change in working capital components net of
    effects from purchases and divestitures:
      (Increase) decrease in accounts
        receivable                          (436,922)        95,481
      (Increase) decrease in inventories      99,337        (97,708)
      (Increase) decrease in deferred taxes                (114,000)
      (Increase) in prepaid expenses
        and refundable income taxes          (75,918)      (456,752)
      (Increase) decrease in other assets     51,197       (162,983)
      Increase (decrease) in accounts
        payable and accrued expense           86,095       (165,115)
      Increase in deferred revenue                            9,531
      Increase (decrease) in income
        taxes payable                        196,657       (547,007)

Net cash provided by (used in) operating
  activities                                 644,005     (1,336,298)

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment         (74,303)       (41,517)

Net cash flows (used in) investing
  activities                                 (74,303)       (41,517)

CASH FLOWS FROM FINANCING ACTIVITIES
  Net borrowing on revolving credit agreements              100,898
  Proceeds from long-term borrowing                       1,220,362
  Principal payments on long-term borrowing (933,080)       (85,130)

  Net cash flows provided by (used in)
    financing activities                    (933,080)     1,236,130

(DECREASE) IN CASH AND CASH EQUIVALENTS     (363,378)      (141,685)
Cash and cash equivalents, beginning of
  period                                     851,112        407,722
Cash and cash equivalents, end of period   $ 487,734      $ 266,037

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for interest                 $ 257,555      $ 261,242
Cash payments for income taxes              $  5,175      $ 677,950

See "Notes to Consolidated Financial Statements."               F-4


           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              For Quarter Ended September 30, 1997


NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instruction to Form 10-Q and Article 10 of regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended September 30, 1997, are not necessarily indicative of the results that may be expected for the year ended June 30, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 1997.

NOTE 2 - INCOME PER SHARE

     Income per share is based on the weighted average number of common shares outstanding during the period. Shares issuable upon the conversion of preferred stock and stock warrants are not included in the calculation if their inclusion would be anti-dilutive.

NOTE 3 - RECLASSIFICATIONS

     Certain items in the September 30, 1996 financial statement have been reclassified to be comparable with the financial statement classifications for the year ending September 30, 1997. These classifications have no effect on shareholders' equity or net income as of and for the quarter ending September 30, 1996.

NOTE 4 - DISCONTINUED OPERATIONS

     On April 25, 1997, consistent with the decision of the Board of Directors, the Company completed the rescission of its previous acquisition of the assets of Pnu-Light Tool Works, Inc. ("Pnu-Light"). In accordance with the applicable unwind provision, the 368,483 shares of the Company's common stock that were originally issued as consideration for the acquisition were returned to the Company. Losses sustained by Pnu-Light are reported as discontinued operations for the quarter ended September 30, 1996, and amounted to approximately $99,600 net of related tax benefit of $33,000.

     On June 11, 1997, the Company completed the sale of its Dental Clinic Management ("DCM") operations of its California subsidiary, Pro-Dex Management, Inc. In exchange for inventory and equipment, the purchaser assumed approximately $670,000 of the Company's liabilities. The Company retained ownership of the existing net accounts receivable of $1,800,000 related to the DCM operation. On September 10, 1997, the Company finalized the arrangement for collection of the accounts receivable with the purchaser. As consideration for the performance of continuing service obligations on those accounts the Company has agreed to the following. Proceeds from collection of the accounts receivable shall be paid to the Company commencing September 30, 1997, in the amount of $50,000. Thereafter, the purchaser shall pay to Pro-Dex $150,000 quarterly beginning on January 1, 1998, until the 1.8 million dollar balance is paid in full. Losses sustained by the DCM operation are reported as discontinued operations for the quarter ended September 30, 1996, and amounted to approximately $37,000 net of related tax benefit of $12,000.


Item 2.   Management's Discussion and Analysis

Results of Operations

     Forward Looking Statements. All forward looking statements in the following discussion of management's analysis of results of operation, liquidity and capital requirements, and the possible effect of inflation, as well as elsewhere in the Company's assumptions regarding factors such as (1) market acceptance of the products of each subsidiary, including brand and name recognition for quality and value in each of the Company's subsidiaries' markets, (2) existence, scope, defensibility and non-infringement of patents, trade-secrets and other trade rights, (3) each subsidiary's relative success in achieving and maintaining technical parity or superiority with competitors, (4) interest rates for domestic and Eurofunds, (5) the relative success of each subsidiary in attracting and retaining technical and sales personnel with the requisite skills to develop, manufacture and market the Company's products, (6) the non-occurrence of general economic downturns or downturns in any of the Company's market regions or industries ( such as dental products and tools or computer chip manufacturers), (7) the relative competitiveness of products manufactured by the Company's facilities, including any contractors in the global economy, (8) the non-occurrence of natural disasters, (9) a stable regulatory environment in areas of significance to each of the Company's subsidiaries, (10) the Company's success in managing its regulatory relations and avoiding any adverse determinations, (11) the availability of talented senior executives for the parent and each of the subsidiaries, (12) other factors affecting the sales and profitability of the Company in each of its markets. Should any of the foregoing assumptions or other assumptions not listed fail to be realized, the forward-looking statements herein may be inaccurate. In making forward looking statements in this and other Sections of the Company's report on Form 10-QSB, the Company relies upon recently promulgated policies of the Securities and Exchange Commission and statutory provisions, including Section 21E of the Securities Exchange Act of 1934, which provide a safe-harbor for forward looking statements.

Results of Operations for the Quarter Ended September 30, 1997
Compared to Quarter Ended September 30, 1996

     Net sales by subsidiary follows:


                                                       Increase/
                             1997          1996       (Decrease)
                         ------------  ------------  ------------
   Biotrol               $ 1,988,863   $ 1,429,550   $   559,313
   Challenge                 387,457       337,859        49,598
   Micro Motors            2,262,066     1,866,459       395,607
   Oregon Micro System     1,669,672       957,669       712,003
   (Inter-company sales)    (490,139)     (159,412)     (330,727)
                         ------------  ------------  ------------
                         $ 5,817,919   $ 4,432,125   $ 1,385,794
                         ============  ============  ============

     Consolidated sales from continuing operations increased 31.2% for the quarter ended September 30, 1997, over the quarter ended September 30, 1996. At Biotrol, sales for the quarter increased 39.1%, primarily due to increases in sales of its infection control products and preventative dental care products. The increase in the sales force at Biotrol from 11 to 16 personnel, which was completed in the current quarter, provided greater market penetration and revenue for its products. Sales for the quarter at Challenge increased 14.7%, predominantly due to an increase in intercompany sales of its preventative dental products to Biotrol. At Micro Motors the increase in sales to its private label and OEM dental customers by 28.1% contributed to the overall increase in sales for the quarter of 17.5%, net of intercompany sales. Micro began to market its branded hand-piece line through the sales force at Biotrol on July 1, 1997. Training of the Biotrol sales force on the branded hand-piece began in the current quarter. Revenue at Oregon Micro Systems grew by 74.3% for the quarter. Continued strength in the semiconductor industry fueled the growth at OMS. The customer base and increase in sales is broader based, but continues to be heavily dependent on the semiconductor industry.

     Gross profits by subsidiary follows:


                                                        Increase/
                                   1997         1996   (Decrease)
                              -----------  -----------  ---------
   Biotrol                    $ 1,064,505  $   780,874  $ 283,631
   Challenge                      160,457      155,043      5,414
   Micro Motors                 1,041,389      944,977     96,412
   Oregon Micro Systems         1,297,037      734,273    562,764
                              -----------  -----------  ---------
                              $ 3,563,388  $ 2,615,167  $ 948,221
                              ===========  ===========  =========

     The Company's consolidated gross profit from continuing operations for the quarter ended September 30, 1997, grew 36.3% over the quarter ended September 30, 1996. Sales of higher margin products at Biotrol and Oregon Micro Systems was largely responsible for the rise. Production efficiencies at Micro and Oregon Micro Systems also contributed to the increase. Gross profit dollars increased primarily due to the increase in revenue.

     Operating expenses increased 3.7% from $2,641,673 for the quarter ended September 30, 1996, to $2,739,807 for the quarter ended September 30, 1997. Research and development expense rose 81% for the quarter ended September 30, 1997, to $352,095 from $194,235 for the quarter ended September 30, 1996.

     Operating income grew $850,087 from a (loss) of ($26,506) for the quarter ended September 30, 1996, to income of $823,581 for the quarter ended September 30, 1997. Operating income as a percent of sales grew from (0.6%) to 14.2% primarily due to the increase in revenue and gross profit margin.

     The  Company's  effective tax rate is 38%  for  the  quarter ended  September 30, 1997, compared to 25% for the  prior  year's
quarter.   During the prior year certain of the Company's  losses
were not tax deductible.

     Income (loss) from continuing operations increased $555,443 to $352,291, or $0.04 per share for the quarter ended September
30, 1997, from a loss of ($203,152), or ($0.02) per share for the quarter ended September 30, 1996.

     During fiscal year ended June 30, 1997, the Company disposed of its Pnu-Light operations as well as its Dental Clinic Management business. Losses sustained by these two businesses are reported as discontinued operations for the quarter ended September 30, 1996, and amounted to approximately $137,000, ($0.02) per share, net of related tax benefit of $46,000.

Liquidity and Capital Resources

     As of September 30, 1997, the Company had liquid resources consisting of cash and cash equivalents of $488,000 and credit available on an existing credit line of $1,750,000. Management believes that funds generated from operations along with funds available under the credit line are sufficient to cover anticipated operating needs as well as capital expenditure requirements for the current year.

Accounting Changes

     Effective for annual and interim periods ending after December 15, 1997, the Financial Accounting Standards Board
(FASB) has issued Statement No. 128, "Earnings Per Share," which supercedes APB Opinion No. 15. Statement No. 128 requires the presentation of earnings per share by all entities that have common stock or potential common stock, such as options, warrants and convertible securities outstanding that trade in a public market. Those entities that have only common stock outstanding are required to present basic earnings per share amounts. Diluted per share amounts assume the conversion, exercise or issuance of all potential common stock instruments unless the effect is to reduce a loss or increase the income per common share from continuing operations. The adoption of Statement No. 128 would have no effect on reported income (loss) per share for the quarters ending September 30, 1997 and 1996, respectively.

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

Other Matters

     Presently the Company's information technology systems are inadequate to handle year 2000 requirements. Management is reviewing recommendations to upgrade the Company's and each subsidiary's entire information technology system. Many of the software applications at each subsidiary will be improved and made to comply with the year 2000 requirements. The operating plan for fiscal year ended June 30, 1998, includes the estimated cost to accomplish the improvements to the Company's information technology capabilities.

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  September 30, 1997      /s/ Kent E. Searl
                               --------------------------------------
                               Kent E. Searl, Chairman


Date:  September 30, 1997      /s/ George J. Isaac
                               ---------------------------------------
                               George J. Isaac, Chief Financial Officer