Form 10KSB/A
period 1997-06-30
PRO DEX INC
filed 1997-11-25
CIK 788920

U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                          FORM 10-KSB/A

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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A or any amendment to this Form 10-KSB/A. [X]

     Issuer's revenues for its' most recent fiscal year was $19,196,835.

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


                             PART I

Item 1.   Business

General
-------

     As of June 30, 1997, Pro-Dex, Inc. (or the "Company") was the parent company of four operating subsidiaries, Biotrol Inter-national,Inc. ("Biotrol"), Challenge Products,Inc. ("Challenge"), Micro Motors, Inc. ("Micro"), and Oregon Micro Systems, Inc. ("OMS"). Biotrol manufactures and distributes infection control products for the dental industry. Challenge manufactures fluoride and related products for preventive dentistry. Micro, a manu-facturer of miniature pneumatic motors, was merged with and into a wholly owned subsidiary of the Company on July 26, 1995. Micro also manufactures and markets a complete line of hand-pieces for the dental industry. On July 26, 1995, the Company also acquired all the outstanding stock of OMS. OMS designs and manufactures multi-axis circuit boards used to control the motion of servo and stepper motors, predominantly for the computer chip manufacturing industry.

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

Acquisitions History
--------------------

      On July 26, 1995, the Company acquired all the issued and outstanding stock of Oregon Micro Systems, Inc., an Oregon corporation ("OMS") from Mr. L. Wayne Hunter, the sole shareholder of OMS. In addition to the OMS stock, the Company also acquired from Mr. Hunter related assets identified as two letters patent for the design of OMS' multi-axis motion control circuit boards. OMS provides the design and manufacture of multi-axis circuit boards to control the motion of motors used predominantly in medical testing equipment and computer chip manufacturing machinery. The total purchase price paid for the OMS stock and related assets was approximately $6,700,000, including a post closing adjustment, all of which for accounting purposes has been recorded under the purchase method.

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

     Also on July 26, 1995, Micro Motors, Inc. ("Micro Motors") was merged with and into Micro, which thereafter changed its name to Micro Motors, Inc., pursuant to a Merger Agreement among Micro, Micro Motors, the five Micro Motors shareholders (the "Micro Shareholders") and the Company. In connection with the statutory merger of Micro Motors with and into Micro, the Micro Shareholders were issued 3,350,000 shares of the Company's common stock in exchange for all of their shares of Micro Motors. The price of the Company's stock at the time of the exchange was $2.75 per share, making the initial acquisition cost of Micro $9,212,500. For accounting purposes the transaction has been recorded under the purchase method. On February 29, 1996, the Company's shareholders approved conversion of 26,272 options to acquire Micro Motors shares, granted prior to the merger under the Micro Motors Stock Option Plan, to options to acquire 591,120 shares of the Company's common stock under the Company's 1994 Stock Option Plan. Micro develops and manufactures patented miniature pneumatic motors and dental handpieces. Prior to the merger transaction, the former Chairman of Micro Motors, Mr. Ronald G. Coss, entered into an agreement to terminate his long term employment contract with Micro Motors, Inc., for the sum of $677,400 payable over five years, at 11% interest per annum. Also, pursuant to the merger, Mr. Coss executed a non-competition agreement with the Company for consideration in the amount of $1 million over five years, with payment commencing in the sixth year after closing. Mr. Coss now serves as Vice Chairman of the Company. See "Item 12 - Certain Relationships and Related Party Transactions."

     On May 11, 1996, the Company and its newly formed wholly owned subsidiary, Pnu-Light, acquired substantially all the assets of Pnu-Light Tools, including letters patent relating to pneumatic light mechanisms to be used in conjunction with hand-tools (the "Patent"), from Pnu-Light Tools and Mr. Marty J. Anderson, an individual resident of Missouri ("Anderson"), pursuant to an Asset Purchase Agreement dated May 11, 1996, among the Company, Pnu-Light, Pnu-Light Tools and Mr. Anderson (the "Asset Purchase Agreement"). The Company and Pnu-Light acquired the assets of Pnu-Light Tools subject to specified outstanding liabilities of Pnu-Light Tools. The initial consideration for acquisition of assets of Pnu-Light Tools, including the Patent, was issuance of 368,483 restricted shares of the Company's common stock, valued at $5.63 per share, the market price on the transaction date. Additional consideration for acquisition of assets of Pnu-Light Tools is payable by issuance of additional stock, based upon an interim calculation as of December 31, 1997, and a final calculation as of June 30, 1999. The total purchase price is to equal five (5) times the net after tax earnings of the Pnu-Light Subsidiary for the year ending June 30, 1999, with a minimum total consideration of $4,000,000 giving credit against such minimum for (a) the greater of (i) the fair market value of the Company's stock previously issued as consideration, as of the date issued or (ii) the fair market value of the Company's stock previously issued as consideration, as of June 30, 1999, (b) Patent related costs subsequent to closing, (c) excess accounts payable, and (d) research and development costs incurred within 120 days of closing. In addition, the Company, at the Company's sole option, may unwind the transaction at any time prior to payment of final consideration as of June 30, 1999, provided that the value of total consideration payable at 5 times net after tax earnings shall not then exceed $4,000,000. The Company has recorded the net assets acquired at the present value of the estimated, adjusted minimum purchase price of $3,070,000, using the purchase method of accounting and reflecting therein additional consideration payable pursuant to the Asset Purchase Agreement. The excess of the total acquisition cost of Pnu-Light Tools assets over the fair value of the net assets acquired of approximately $1,100,000 is being amortized over a 15-year period by the straight-line method. See "Divestitures During Year Ended June 30, 1997."

Divestitures During Year Ended June 30, 1997
--------------------------------------------

On April 25, 1997, the Company completed the unwinding of its previous acquisition of the assets of Pnu-Light, including United
States   Patent   No.  5,267,129  entitled  "Pneumatic   Lighting
Apparatus."    The  decision  of  the  Board  of  Directors   was
previously announced in February, 1997. The anticipated synergy between Pro-Dex's Micro Motors subsidiary and Pnu-Light did not
meet  expectations   and, in accordance with procedures contained
in the Pnu-Light Asset Purchase Agreement, Martech, Inc. (the sur-viving successor of Pnu-Light Tool Works, Inc.) reconveyed to the Company 368,483 shares of the Company's common stock that were originally issued to Martech, Inc. in May, 1996.

     The Company,in exchange for the 368,483 shares, assigned the Pneumatic Lighting Apparatus Patent to Martech, Inc. subject to a non-exclusive, fully paid, worldwide license to the technology and the proprietary information which are retained by Pro-Dex.

     On June 11, 1997, the Company completed the sale of the assets and business, exclusive of accounts receivable, of Pro-Dex Management, Inc., the Company's dental clinic management subsidiary in California ("DCM"). The effective date of sale was May 31, 1997. The decision of the Board of Directors to explore the feasibility of a sale of the subsidiary was discussed by the Company in previous reports. The sale of assets transaction was made with Professional Dental Management, L.L.C., a California limited liability company ("PDM"). Dr. M. Larry Kyle is the managing member of PDM and prior to the sale was president of DCM and a member of the Company's Board. See "Item 12 - Certain Relationships and Related Party Transactions." The terms of the sale provide that PDM assume DCM liabilities of approximately $670,000 in exchange for the inventory and equipment of DCM. DCM retains its accounts receivable in the net amount of approximately $1,800,000, which will be collected, with the assistance of PDM, over the ensuing 12 to 24 months. The losses from operations of DCM have been reported by the Company on the basis of discontinued operations since the Company's Board of Directors announcement of the intention to sell the business and assets of DCM. If the allowance for doubtful accounts is not adequate to insure the realization of the net amount of DCM's receivables, additional losses from discontinued operations could occur in future years.

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

     Seventy-three percent (73%) of Micro sales in the year ended June 30, 1997, were accounted for by sales of dental hand-pieces. Such private label and branded hand-pieces are sold to original equipment manufacturers and under an exclusive marketing agreement by the Company's Biotrol International, Inc. subsidiary. Previously, Micro Motors handpieces were marketed by Professional Sales Associates, Inc. ("PSA"), a firm for which three of the Company's directors are directors. See "Item 12 - Certain Relationships and Related Party Transactions."

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

Research and Development
------------------------

      The Company has a number of research and development programs in place at its various subsidiaries. The Company considers these product development programs to be of importance in both maintaining and improving its market position. The amounts spent on research and development activities in 1996 and 1997, were approximately $ 913,875 and $ 1,092,006, respectively.

Employees
---------

     At June 30, 1997, the Company had approximately 138 full and part-time employees (excluding independent contractors). At that time, 4 full-time employees were assigned to corporate headquarters, and devoted substantially all of their time to the operations of the Company. Challenge employed approximately 15 persons, Biotrol employed approximately 32 persons, and Micro employed 69 persons as of June 30, 1997. OMS employed 18 persons, 15 full-time and 3 part-time.

     Employees  of  the  Company  have  not  entered   into   any
collective bargaining agreements with the Company. The Company considers its relations with its employees to be good.

Employee Retirement Plan
------------------------

     Effective January 1, 1996, the previously "frozen" employee retirement plan, which had been in place at Micro prior to acquisition by the Company (the "OMS Plan"), was converted to the Pro-Dex, Inc. 401(k) Employee Retirement Plan (the "401(k) Plan" or the "Plan"). The 401(k) Plan was adopted by the Company for the benefit of employees of the Company, and all four operating subsidiaries. All amounts in the former plan allocated or accounted for as being for the benefit of any employee have been preserved in such employee's account under the 401(k) Plan. The OMS plan was frozen at the time of the acquisition and subsequently merged into the Plan. For purposes of compliance with the Employee Retirement Income Security Act of 1974 ("ERISA"), the Company is the Plan Administrator for the 401(k)
Plan, and uses Massachusetts Mutual Insurance to assist it in administering the Plan. All employee contributions to the Plan vest upon contribution. Company contributions to the Plan vest in accordance with a six-year schedule from the date a participant is first employed by the Company or any of its subsidiaries. During the year ended June 30, 1997, the Company's contribution with respect to the 401(k) Plan was set at $35,156, a portion of which will have been actually paid in following year end, in accordance with ERISA standards. The terms of the Company's 401(k) Plan require the Company to make a Plan contribution, on a matching basis, of 25% of employee contributions, on an annual basis. The Company currently anticipates that approximately $45,000 may be contributed to the Plan for the year ending June 30, 1998.

     In 1993, Micro Motors established an Employee Stock Ownership Plan (ESOP) whose shares in Micro Motors, upon merger of Micro Motors with and into Micro were exchanged for restricted shares of the Company's common stock. No contributions were made to the ESOP in the year ended June 30, 1996. On July 26, 1996, the ESOP became eligible to exercise certain demand and concurrent registration rights with respect to the ESOP's shares in the Company. Demand registration rights, which would have expired if not exercised prior to July 26, 1997, have been extended by agreement and due to expire July 26, 1999, and concurrent registration rights expire July 26, 2000.

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

     Micro's dental handpieces are currently not regulated by the FDA as medical devices. There continues to be internal review within the FDA regarding the scope of the agency's authority to regulate dental equipment such as Micro's hand-pieces. Should the FDA develop regulations governing Micro's products, Micro intends to comply fully with all applicable law and regulations. Micro's processes involve certain materials subject to regulation by the EPA, and Micro management believes that it has taken all required measures to comply with regulations regarding handling and disposition of such materials. Management believes that Micro follows Current Good Manufacturing Practices (CGMP).

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

     Prior to the Company's acquisition of OMS, OMS and its founder entered into a worldwide, fully paid limited use license of certain letters patent with Abbott Laboratories. The founder of OMS has agreed to indemnify the Company for any further duties to be performed in connection with the license to Abbott Laboratories, which are the obligation of such individual as sole recipient of related royalties.

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

     Details of the leases for dental care offices in Sears' premises are as follows:

 Date
Opened                Office, Location, Size and Term
------                -------------------------------

1979         Arden   Fair   Shopping  Center,  1601  Arden   Way,
        Sacramento, CA. 1,762 square feet. Lease currently requires monthly payments of $5,090 per month, gradually increasing to $5,612 in the final lease year. Lease term commenced March, 1989, and ends March 31, 1999.

1979         Florin Mall, 5901 Florin Road, Sacramento, CA. 1,034
        square feet. Lease currently requires monthly payments of $3,236 per month. Lease term commenced March 2, 1988, and ended June 30, 1997.

1984         Sun  Valley Shopping Center, 1001 Willow Pass  Road,
        Concord,   CA.   1,709  square  feet.   Lease   currently
        requires  monthly  payments of $3,675 per  month.   Lease
        term commenced December 1, 1984, and ended April 30, 1997.

1979         Sunrise Mall, 5900 Sunrise Mall, Citrus Heights, CA.
        4,900  square  feet.   Lease currently  requires  monthly
        payments of $6,817 per month.  Lease term commenced March
        2, 1988, and ended June 30, 1997.

1987         Santa Rosa Mall,  100  Santa Rosa Plaza, Santa Rosa,
        CA.  1,634 square feet.  Lease  requires monthly payments
        of $3,434 per month.   Lease  term commenced November 24,
        1986, and ended February 8, 1997.

     Professional Dental Management, L.L.C., the purchaser of certain assets of the Company's DCM subsidiary, is currently renegotiating the above-expired leases on its own behalf.

Item 3.   Legal Proceedings

     On July 9, 1997, Cottrell Ltd., Englewood, Colorado ("Cottrell") filed a civil action in the U.S. District Court for the District of Colorado against Biotrol International, Inc. ("Biotrol"), a wholly owned subsidiary of the Company. The complaint demands that Biotrol (and the Company) stop advertising and selling hard surface cleaners and disinfectants under labels Cottrell alleges contain exaggerated claims. The complaint seeks compensation for lost profits and other compensation in an amount to be determined at trial.

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

Item 4.   Submission of  Matters  to a  Vote of  Security Holders
          During the Year Ended June 30, 1997

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

     Proposal 3. To ratify selection of McGladrey & Pullen, L.L.P. as the independent certifying accountants of the Company's financial statements for the year ending June 30, 1997, with 5,162,143 in favor, 0 opposed, and abstaining. See "Item 8 - Changes in Accountants."


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

     On September 17, 1997, the last sale price of the common stock as reported by NASDAQ was $2.44 per share. The last sale price reported on NASDAQ on June 30, 1997, was $2.38 per share.

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

Results of Operations for the Fiscal Year Ended June 30, 1997,
--------------------------------------------------------------
Compared to Fiscal Year Ended June 30, 1996
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
                         ============  ============  ============

     The increase in sales at Biotrol for the year ended June 30, 1997,is primarily attributable to an increase in sales of certain infection control products, and the complete line of preventative care dental products. At Challenge, an increase in sales of preventative care products to Biotrol mainly contributed to the overall increase in sales for the year ended June 30, 1997. Sales to private label customers of Challenge decreased by 11% from $743,461 for the year ended June 30, 1996, to $661,163 for the year ended June 30, 1997. Micro Motors experienced the loss of a large private label customer for its dental handpieces. Sales of its branded handpiece line did not increase sufficiently to offset the loss of the private label business. Efforts are being made to develop new private label customers to replace the lost business. In April, the Company announced that Micro Motors had entered into an exclusive long-term agreement with Tycom, Inc. to supply Electric Control Systems and Handpieces for Tycom's "Quantec" endodontic product line. Also, effective July 1, 1997, the marketing and sales responsibility for the branded handpiece line has been shifted from an independent sales organization to the sales force already in place at Biotrol. In anticipation of that event as well as the introduction of several new products scheduled for fiscal year ended June 30, 1998, Biotrol increased its sales force from 11 to 16 people. During the first half of the year sales at the Company's OMS subsidiary were below the same period in the previous fiscal year due to the downturn in demand for semiconductor fabrication equipment. Sales to that industry decreased by approximately 14% for the first six months of year ended June 30, 1997.

     Beginning in the latter part of the third quarter of the current fiscal year, and continuing into the fourth quarter sales have increased at OMS as a result of the rebound in the semiconductor industry. Also, sales of infection control and preventative dental products at the Company's Biotrol subsidiary increased 7% over the previous quarter ended June 30, 1996. Overall Company sales for the fourth quarter ended June 30, 1997, increased 2% to $5,600,000 from $5,500,000 in the fourth quarter ended June 30, 1996.

     Overall net consolidated sales of the Company decreased 6.7%
from   $20,571,000  in  fiscal  year  ended  June  30,  1996,  to
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
                         ===========   ===========   ============

     Gross profit decreased 8.7% to $11,035,000 for the year ended June 30, 1997, from $12,087,000 for the year ended June 30, 1996, primarily due to a decrease in sales. Gross profit dollars increased at Biotrol and Challenge due to the increase in sales at those subsidiaries. Gross profit dollars decreased at Micro Motors and OMS primarily due to the decrease in revenue.

     Gross profit as a percentage of sales decreased from 58.7% in fiscal year ended June 30, 1996, to 57.5% in fiscal year ended June 30, 1996. The decrease is attributed to an increase in manufacturing costs that could not entirely be passed through to customers.

     Operating expenses increased 15.6% to $10,945,000 in fiscal year ended June 30, 1997, from $9,469,000 in fiscal year ended June 30, 1996. During the year ended June 30, 1997, the Company incurred $463,000 of unusual one-time restructuring charges including severance benefits paid to terminated employees. The Company also increased its commitment to research and development by spending an additional $179,000 during fiscal year ended June 30, 1997. Also, operating expenses for year ended June 30, 1996, include only eleven months of operations for Micro Motors and OMS since the acquisition of those subsidiaries occurred on July 26, 1995. Due to the restructuring management estimates that the reduction of its employee workforce along with other operational changes will provide an anticipated $900,000 of future annual cost savings.

     The Company's effective tax rate on income (loss) from continuing operations was 22.1% in 1997, and 22.2% in 1996. For 1997, the tax benefit rate was reduced mainly because of non-deductible expense items of $149,000, primarily goodwill. For
1996, the tax rate was reduced because of a change in the valuation allowance for deferred tax assets of $432,000. Realization of deferred tax assets is dependent on generating sufficient taxable income prior to the expiration of the loss carryforwards. Although realization is not assured, management believes it is more likely than not that the net deferred tax assets will be realized for the following reasons. During 1997, the Company incurred losses from discontinued operations of $696,000 (net of tax benefit). These operations have been eliminated. In addition, the Company incurred approximately $827,000 in one-time charges to operations for severance benefits paid to terminated employees, prepayment fees to its previous lender and other unusual charges. As part of this restructuring, management estimates that the reduction of its employee workforce resulting in an anticipated $900,000 annual cost saving will also improve profitability in the future. Management has provided a valuation allowance related to net operating loss carryforwards, which are not expected to be realized in a one-year period. The amount of the net deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

     For 1997, income (loss) from continuing operations decreased $2,146,000 from income of $1,260,000 for year ended June 30, 1996 to a loss of $887,000 for year ended June 30, 1997. In addition to the unusual charges of $463,000 incurred in the current year mentioned above, the Company charged to current year's earnings a one-time prepayment penalty fee to its previous lender of $365,000.

     On April 25, 1997, pursuant to the acquisition agreement, the Company completed the unwind of the Pnu-Light transaction. The Company received all 368,483 shares of its stock, which were issued as consideration for the purchase of the assets of Pnu-Light. Losses sustained by Pnu-Light are reported as discontinued operations and amounted to approximately $295,000 and $54,000, net of related tax benefits of $149,000 and $20,000 for 1997 and 1996, respectively.

     On June 12, 1997, the Company completed the sale of certain assets of its dental clinic management (DCM) operation In
California. Losses sustained by DCM are presented as discontinued operations and amounted to approximately $401,000 and $32,000, net of related income tax benefits of approximately $265,000 and $14,000 in 1997 and 1996. The Company retained ownership of the accounts receivable of the dental clinic management operation. The Company expects to receive with assistance from the purchaser, net proceeds of approximately $1.8 million from the collection of those receivables over the next 12 to 24 months. If the allowance for doubtful accounts is not adequate to realize the net amount of the DCM receivables, additional losses from discontinued operations could occur in future years.

Liquidity and Capital Resources
-------------------------------

     The operations of the Company are conducted principally through its wholly owned subsidiaries. The Company's financial position at June 30, 1997, remains strong with working capital on that date of $6,938,000 compared with $5,309,000 at June 30,
1996. Cash and cash equivalents totaled $851,000 at June 30, 1997, compared to $407,722 at June 30, 1996. Net cash used in operations was $986,000 for the year ended June 30, 1997. The Company provided $1,042,000 in cash from operations for the year ended June 30, 1996. Included in operating expenses are non-cash items for amortization of goodwill and patents totaling $901,000 in 1997 and $712,000 in 1996. Although these expenses are included in the calculation of net income (loss), they do not represent a current use of cash.

     The Company's principal source of liquidity during year ended June 30, 1997, was cash on hand and a net increase in long term borrowings of approximately $4,000,000. During year ended June 30, 1996, the Company's principal source of liquidity was provided from cash on hand and a net increase in both short and long term borrowings of $3,611,000.

     On July 26, 1996, the Company obtained a $10,000,000 credit facility from Harris Bank secured by all assets of the Company
and  guaranteed  by  each  of  the Company's  subsidiaries.   The
facility consists of a $6,000,000 term loan with a five-year amortization period, and a $4,000,000 revolving line of credit
with  a  termination  date  on July 24,  1999.   Both  facilities
require  monthly  interest payments at the prime  rate  or  at  a
variable  interest rate from 1.5% to 2% above  LIBOR.   The  term
loan portion is payable in equal quarterly installments of $200,000 through July 24, 2001, when the full amount of the then unpaid balance of the note will be due. The term loan had an outstanding balance on June 30, 1997, of $5,200,000. The revolver portion of the facility had an outstanding balance at June 30, 1997, of $3,100,000. At June 30, 1997, $900,000 remained avail-
able under the revolver/term agreement. As a condition of the credit facilities, the Company is required to meet certain finan-cial covenants, including minimum tangible net worth, debt to total capitalization, interest coverage, fixed charge coverage, and cash flow. In addition, the credit facility limits the amount of dividends and capital expenditures in any one year. At June 30, 1997, the Company did not meet most of the financial covenants; however, on September 26, 1997, the bank waived the current covenants and amended the agreement such that management believes the Company will be in compliance in the future.

     Management believes that the Company's existing credit resources, including the credit facility with Harris Bank as well as internally generated funds, should be sufficient to satisfy the Company's requirements for cash flows for operations and capital expenditures for fiscal 1998. Capital expenditures for the Company's operations for the year ended June 30, 1998, are presently anticipated to be approximately $850,000.

Years Ended June 30, 1996 and 1997
----------------------------------

     Net cash used by operating activities in 1997, was $986,000 compared to net cash provided from operating activities of $1,042,000 in 1996. Increases in refundable income taxes of $580,000, and decreases in accounts payable of $511,000 reduced net cash in 1997. Net cash was reduced by increases in accounts receivable of $1,535,000 in 1996.

     Net cash used in investing activities was $490,000 and $4,674,000 in 1997 and 1996, respectively. In 1996, cash used in investing activities related primarily to the acquisition of new subsidiaries. Net cash used in 199,7 related primarily to the acquisition of equipment.

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


McGladrey & Pullen, L.L.P.


Anaheim, California
August 15, 1997, except for paragraph (a) of Note 3
As to which the date is September 26, 1997


                 PRO-DEX, INC. AND SUBSIDIARIES

                   CONSOLIDATED BALANCE SHEET
                          June 30, 1997

ASSETS

Current assets:
  Cash and cash equivalents                        $     851,108
  Accounts receivable, net                             3,496,479
  Inventories, net                                     4,236,069
  Deferred taxes                                         475,000
  Refundable income taxes                                645,613
  Prepaid expenses                                       186,987
                                                    -------------
    Total current assets                               9,891,256
                                                    -------------
Property and equipment:
  Land                                                   102,992
  Buildings                                              310,005
  Equipment                                            3,476,274
  Leasehold improvements                                 499,619
                                                    ------------
    Total property and equipment                       4,388,890
  Less accumulated depreciation                       (1,721,838)
                                                    -------------
    Net property and equipment                         2,667,052
                                                    -------------
Other assets:
  Long-term trade receivables                          1,079,957
  Deferred taxes                                         505,000
  Other                                                  383,586
  Intangibles, net                                     9,651,695
                                                    -------------
    Total other assets                                11,620,238
                                                    -------------
    Total assets                                    $ 24,178,546
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

Inventories
-----------

Inventories are stated at the lower of cost or market.   Cost  is
determined  using  the first-in, first-out  method.   Inventories
consist of the following:

  Raw materials                                      $   709,528
  Work in process                                        352,367
  Finished goods                                       3,265,174
                                                     ------------
    Total                                              4,327,069
  Reserve for slow moving inventories                    (91,000)
                                                     ------------
    Total inventories, net                           $ 4,236,069
                                                     ============

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
                                                      ===========

(a) The Company has obtained a $10,000,000 credit facility from Harris Bank secured by all assets of the Company and guaranteed by each of the Company's subsidiaries. The Facility consists of a $6,000,000 term loan with a five-year amortization period, and a $4,000,000 revolving line of credit with a termination date on July 24, 1999. Both facilities require monthly interest payments at the prime rate or at a variable interest rate from 1.5% to 2% above LIBOR. The term loan portion is payable in equal quarterly installments of $200,000 through July 24, 2001, when the full amount of the then unpaid balance of the note will be due. The term loan had an outstanding balance on June 30, 1997, of $5,200,000. The revolver portion of the facility had an outstanding balance at June 30, 1997, of $3,100,000. At June 30, 1997, $900,000 remained available under the revolver/term loan. The Company is required to meet certain financial covenants including minimum tangible net worth, debt to total capitalization, interest coverage, fixed charge coverage, and cash flow. In addition, the credit facility limits the amount of dividends and capital expenditures in any one year. At June 30, 1997, the Company did not meet most of the financial covenants; however, on September 26, 1997, the bank waived the current covenants and amended the agreement such that management believes the Company will be in compliance in the future.

(b) These amounts are due to the former owner of Micro Motors and the Company's largest shareholder and are subordinated to the bank debt discussed above.

     Aggregate maturities on long-term debt for the next five years is as follows: 1998, $1,211,999; 1999, $3,612,706;
     2000, $1,148,781;  and 2001, $3,683,058.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

Micro Motors leases office and warehouse facilities from the Company's largest shareholder. The Company and its subsidiaries also lease other office and warehouse facilities from unrelated parties under lease agreements expiring from February 1999 through March 2001. These leases generally require the Company to pay insurance, taxes, and other expenses related to the leased space. Total rent expense was $902,187 and $810,763, including approximately $335,000 paid to the Company's largest shareholder for the years ended June 30, 1997 and 1996. Future minimum lease payments for the years ending June 30, amount to 1998, $879,006; 1999, $872,971; 2000, $355,867; 2001, $261,281; total of
$2,369,125, including $1,306,066 to the Company's largest shareholder. The Company subleases the dental centers occupied by DCM under lease agreements expiring at various dates until March, 1999 (Note 9). Future minimum sublease receipts for the years ending June 30 amount to 1998, $327,504, and for 1999, $327,504.

On July 9, 1997, Cottrell Ltd., Englewood, Colorado ("Cottrell") filed a civil action in the U.S. District Court for the District of Colorado against Biotrol International, Inc. ("Biotrol"), a wholly owned subsidiary of the Company. The complaint demands that Biotrol (and the Company) stop advertising and selling hard surface cleaners and disinfectants under labels Cottrell alleges contain exaggerated claims. The complaint seeks compensation for lost profits and other compensation in an amount to be determined at trial.

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

NOTE 5 - INCOME TAXES

The provision for income taxes (credits) for the years ended June 30, 1997, and 1996 is as follows:
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
                                         ===========  ===========

Deferred income tax assets and liabilities in the accompanying balance sheet at June 30, 1997, consist of the following:

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

A portion of these deferred tax assets reflects the benefit of a $875,000 tax loss carryforward, which expires $620,000 in 2003, and $255,000 in 2004. Utilization of these loss carryforwards is limited under income tax rules to $480,000 in 1998, and $280,000 per year thereafter. Realization of deferred tax assets is dependent on generating sufficient taxable income (approximately $2.5 million) prior to the expiration of the loss carryforwards. Although realization is not assured, management believes it is more likely than not that the net deferred tax assets will be realized for the following reasons. During 1997, the Company incurred losses from discontinued operations of $696,000 (net of tax benefit). As discussed in Note 9, these operations have been eliminated. In addition, the Company also incurred approximately $827,000 in one-time charges to operations for severance benefits paid to terminated employees, prepayment fees to its previous lender and other unusual charges. As part of this restructuring, management estimates that the reduction of its employee workforce resulting in an anticipated $900,000 annual cost saving will also improve profitability in the future. Management has provided a valuation reserve of $285,000 related to the net operating loss carryforwards, which are not expected to be realized within a one -year period. The amount of the net deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

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


The fair value of each grant is estimated at the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions for grants in 1996, and 1997, respectively: no dividend rate for all years; price volatility of 31% in 1996 and 43% in 1997; risk-free interest rates of approximately 5.9% in 1996 and 6.8% in 1997; and expected lives of five years.

NOTE 7 - PREFERRED SHARES

Holders of Series A preferred shares have no voting, dividend, or redemption rights. In the event of liquidation or dissolution, preferred shareholders are entitled to receive $3.60 per share. Each preferred share is convertible into one common share at the option of the holder.

NOTE 8 - EMPLOYEES' BENEFIT PLANS

The Company has adopted an employee benefit plan under Section 401(k) of the Internal Revenue Code. The plan allows employees to make contributions up to a specified percentage of their compensation. Under the plan, the Company is obligated to match up to 25% of the employees' contribution up to a defined maximum. For the years ended June 30, 1997, and 1996 the Company contributed $35,156 and $36,232, respectively, as a matching contribution to the 401(k) plan.

In  1973,  Micro  established an Employee  Stock  Ownership  Plan
(ESOP), who's shares of stock in Micro, upon acquisition of Micro by the Company, were converted to restricted Company shares of common stock. At June 30, 1997, this restriction had lapsed. For the years ended June 30, 1997, and 1996, the Company did not make any contributions to the ESOP. During the years ended June 30, 1997, and 1996, the Company advanced funds to the ESOP totaling $37,800 and $21,300, respectively, in order for it to purchase stock from Plan participants.

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

On April 25, 1997, consistent with the decision of its Board of Directors as announced on February 12, 1997, the Company completed the rescission of the Pnu-Light transaction. In accordance with the agreement, the Company received all 368,483 shares of the Company's stock, which were issued as consideration for the purchase of the assets. Losses sustained by Pnu-Light are reported as discontinued operations and amounted to approximately $295,000 and $54,000, net of related tax benefits of $149,000 and $20,000 for 1997 and 1996, respectively. Revenues generated by this subsidiary in 1997 and 1996, were immaterial.

On June 12, 1997, the Company completed the sale of its Dental Clinic Management (DCM) operation in California. In exchange for inventory and property and equipment the purchaser assumed approximately $670,000 of the Company's liabilities. In addition, with assistance of the purchaser, the Company expects to receive the net proceeds from the collection of approximately
1.8 million in existing net accounts receivable over the next 24 months. Revenues of DCM were approximately $1,986,000 and $2,420,000 in 1997, and 1996. Operating expenses were approximately $2,652,000 and $2,466,000 in 1997, and 1996. These
amounts are presented as losses from discontinued operations in the statement of operations and are reported net of applicable income tax benefits of approximately $265,000 and $14,000 in 1997 and 1996. At June 30, 1997, no assets of the discontinued operations remain other that the DCM accounts receivable discussed above.

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
                    ============ =========== ============ =============

Additional  information   regarding   cash   flows   from   these
dispositions is as follows:

                            Pnu-light       DCM           Total
                           ----------       ---           -----
Working capital disposed
  of net of cash and
    cash equivalens      $    83,509    $ (228,658)  $  (145,149)
Long-term assets           3,040,229       491,667     3,531,896
Debt assumed                 (57,533)     (261,251)     (318,784)
Common stock returned     (3,067,256)                 (3,067,256)
                         -------------  -----------  ------------
  Net                    $    (1,051)   $    1,758   $      $707
                         =============  ===========  ============


NOTE 10 - SEGMENT INFORMATION

A   summary   of  information  about  the  Company's   continuing
operations by segment follows:

                                      Fiscal years ended June 30,

                                          1997           1996
                                          ----           ----
Revenues
  Infection control products         $  4,421,658   $  4,205,175
  Preventive dentistry products         2,495,754      2,193,608
  Medical/dental equipment              8,106,314      9,395,593
  Circuit boards                        4,836,770      5,312,648
  (Inter-company sales)                  (663,661)      (535,949)
                                     ------------  -------------
                                     $ 19,196,835   $ 20,571,075
                                     ============  =============

Income (loss) from operations
  Infection control products         $    100,517   $    267,538
  Preventive dentistry products          (126,380)        15,713
  Medical/dental equipment (a)         (1,154,795)       257,424
  Circuit boards                        1,270,825      2,052,620
                                     -------------  -------------
                                     $     90,167   $  2,593,295
                                     =============  =============

Assets
  Infection control products         $  1,284,860   $  1,232,735
  Preventive dentistry products         1,469,103      1,257,435
  Medical/dental equipment             12,856,927     14,299,363
  Circuit boards                        4,575,612      5,213,700
  Pro-Dex Corporate                     3,992,044      6,324,255
                                     -------------  -------------
                                     $ 24,178,546   $ 28,327,488
                                     =============  =============

Depreciation and amortization
  Infection control products         $     56,886   $     46,710
  Preventive dentistry products           114,014        107,040
  Medical/dental equipment                739,348        722,154
  Circuit boards                          570,861        373,783
  Pro-Dex Corporate                         4,146         16,158
                                     -------------  -------------
                                     $  1,485,255   $  1,265,845
                                     =============  =============

Capital Expenditures
  Infection control products         $     62,810   $     51,832
  Preventive dentistry product            103,807         35,087
  Medical/dental equipment                 49,273        134,362
  Circuit boards                          133,354         54,937
  Pro-Dex Corporate                         8,355          9,591
                                     -------------  -------------
                                     $    357,599   $    285,809
                                     =============  =============

The Company had foreign sales in the amount of $816,062 in 1997, and $807,015 in 1996.

(a)  Includes non-recurring unusual charges of $463,000.



Item  8.    Changes  in  and Disagreements  with  Accountants  on
            Accounting and Financial Disclosures

     During the year ended June 30, 1996, the Company changed its certifying accountant. Effective November 3, 1995, Henry Vanderzee ceased to serve as the independent accountant to audit the Company's financial statements. Mr. Vanderzee served as the Company's independent certifying accountant for the fiscal years ended June 30, 1995, and June 30, 1994, as well as prior years. The former accountant was removed by action of the Board of Directors, effective November 3, 1995. On such date, the Board of Directors appointed McGladrey & Pullen, L.L.P. as the Company's independent certifying accountant for its financial statements for the year ended June 30, 1996. McGladrey & Pullen, L.L.P. had audited the financial statements of Oregon Micro Systems, Inc. and Micro Motors, Inc., two subsidiaries acquired by the Company on July 26, 1995, for the fiscal years of such companies ended March 31, 1995. Shareholders ratified the appointment of McGladrey & Pullen, L.L.P. at the Annual Meeting of Shareholders on February 27, 1996.

     McGladrey & Pullen, L.L.P. served as the Company's independent certifying accountants for the years ended June 30, 1997, and June 30, 1996. The reports of McGladrey & Pullen, L.L.P. contained no adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope, or accounting principals. During the Company's two most recent years there were no disagreements with accountants on any matter of accounting principles or practices, financial statement disclosure, or audit scope or procedure. The Company's Form 10KSB and the financial statements set forth therein is incorporated herein by reference and delivered to the shareholders herewith. McGladrey & Pullen, L.L.P. expects to be present at the Meeting, will have an opportunity to make a statement if they so desire, and are expected to be available to respond to appropriate questions.

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

     Kent E. Searl is a co-founder of the Company and currently serves as Chairman of the Board, Chief Executive Officer, and acting President. He has served as a director of the Company or its predecessor since its inception in 1978. In addition to serving as Chairman of the Board, Mr. Searl is an ex officio non-voting member of the Compensation Committee of the Board of Directors. Since August 1969, he has also served as Chairman of the Board of Directors of Professional Sales Associates, Inc. ("PSA"), a national dental equipment manufacturers' representative, which he co-founded. PSA acted as marketing representative for dental handpiece products of the Micro Motors, Inc. subsidiary until June 30, 1997, at which time Biotrol International, Inc. began marketing those products. Mr. Searl currently also serves as an officer and director of two other businesses. Mr. Searl was elected by the shareholders of the Company to serve as a Class III Director until the 1999 annual shareholders meeting or the election and qualification of his successor.

     Ronald G. Coss founded Micro Motors in 1971 and has served as its Chairman since inception. He currently serves as the Vice-Chairman of the Company's Board of Directors, and also serves as an ex officio non-voting member of the Audit Committee of the Board of Directors. Mr. Coss has been the primary engineer in development of Micro's products since its inception and invented the technologies, which are the subject of the letters patent now owned by Micro. Mr. Coss is currently one of the Trustees of the Micro Motors Employee Stock Ownership Plan, a shareholder of the Company. Mr. Coss was elected by the shareholders of the Company, to serve as a Class III Director until the 1999 annual or the election and qualification of his successor.

     George J. Isaac has served as a consultant to the Company and its predecessor since 1978, and became a member of the Company's Board of Directors on July 26, 1995. He serves as an ex officio member of both the Audit Committee and the Compensation Committees of the Board of Directors, and is Vice President, Secretary, and Chief Financial Officer of the Company. Mr. Isaac has been a certified public accountant with Joseph B. Cohan and Associates, Worcester, Massachusetts since 1969, became a partner in 1977 and served as its president from 1991 to 1996. He is a member of the Board of Directors of Professional Sales Associates, Inc. and recently completed terms as a member of the Board of Directors for the Commerce Bank and Trust of Worcester, MA, and the Medical Center of Central Massachusetts. Mr. Isaac's accounting firm specialized in handling medical and dental related accounts. Mr. Isaac received a B.S. in Business Administration from Clark University in Worcester, Massachusetts. Mr. Isaac was elected by the shareholders of the Company, to serve as a Class I Director until the 1999 annual shareholders meeting or the election and qualification of his successor.

     Richard N. Reinhardt has served as a Director of the Company and its predecessor since 1990. He is a member of the Audit
Committee and the Compensation Committee of the Board of Directors. Mr. Reinhardt has served as President and director of Professional Sales Associates, Inc. ("PSA") since he co-founded that firm in 1969. PSA is a national manufacturers representative organization that represents manufacturers in the dental equipment market. Mr. Reinhardt was elected by the shareholders of the Company, to serve as a Class II director untilthe 1999 annual shareholders meeting or the election and qualification of his successor.

     Robert A. Hovee began serving on the Company's Board of Directors on February 27, 1996. He serves as a member of both the Audit Committee and the Compensation Committee. Currently,
Mr. Hovee serves as President of the Orange County Biomedical Industry Council and the Orange County Biocommerce Association, both California non-profit associations. Formerly Mr. Hovee was Chief Executive Officer and President of Life Support Products, Inc. a maker of emergency medical products of which he was a co-founder, prior to its acquisition by Allied Healthcare Products, Inc. He has also served as a director and chairman of Infrasonic, Inc., an infant respirator manufacturer. Mr. Hovee, who is active in many charities, serves as a co-chair of a University of California-Irvine Center for the Health Sciences fund-raising project. Mr. Hovee received a B.A. in Business Administration and a B.A. in Business Administration-International Business from the University of Washington in Seattle, Washington as well as a Bachelor of Foreign Trade and a Master of Foreign Trade from the American Graduate School of International Management (Thunderbird) in Glendale, Arizona. Mr. Hovee was elected by the Board of Directors, to serve as a Class II Director until the first to occur of the 1999 annual share-holders' meeting or the election and qualification of his successor.

     John B. Zaepfel has served as director of the Company since August 27, 1996, and commenced service on the Company's Compensation Committee on September 16, 1996. Previously, Mr. Zaepfel served on the advisory committee advising the Board of Directors of Micro Motors, Inc., prior to its merger into Micro in July of 1995. Mr. Zaepfel spent fifteen years as the Chief Executive Officer of CPG International, Inc., which he founded in 1985 in a leveraged buy-out of a division of a wholly owned subsidiary of Times Mirror, Inc. Prior to its private sale in 1989, CPG International, Inc. was a $90 million operating company, manufacturing and marketing art, engineering, and media supplies. Prior to forming CPG International, Inc., Mr. Zaepfel was President and CEO of Chartpak and Picket Industries, wholly owned subsidiaries of Times Mirror, Inc. Mr. Zaepfel previously served as a director of Ideal School Supplies, Inc., when it was a publicly traded company, and was director of six privately held companies. Currently, Mr. Zaepfel is Chairman of the Board of
Acordia of Southern California, a wholly owned subsidiary of Anthem, Inc., listed on the New York Stock Exchange. Mr. Zaepfel previously served as a director of Varitronics, Inc., previously quoted on NASDAQ, Inc., and currently serves as a director of Remedy Temp, Inc., a public company quoted on NASDAQ, Inc. Mr. Zaepfel is a graduate of the University of Washington, and holds a Master in Business Administration from the University of
Southern  California.  Mr. Zaepfel was elected by  the  Board  of
Directors, to serve as a Class II Director until the first to occur of 1999 annual shareholders' meeting or the election and qualification of his successor.

Business Experience of Key Management of Subsidiaries
-----------------------------------------------------

     Set forth below is information concerning certain key management personnel of the Company's operating subsidiaries, Biotrol International, Inc., Challenge Products, Inc., Micro
Motors, Inc., and Oregon Micro Systems, Inc.

     Daniel S. Reinhardt joined Biotrol International, Inc. as a sales representative in September 1988. He was promoted to National Sales Manager in January of 1991, and effective January 1, 1997, Mr. Reinhardt was made Vice President and Chief Operating Officer of Biotrol International, Inc.

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

(5) Mr. Isaac received no compensation from the Company prior to the fiscal year ending June 30, 1996, as he was not then employed by the Company and did not serve on its Board of Directors. During the fiscal year ended June 30, 1995, Mr. Isaac was granted options to acquire 50,000 shares under the 1994 Stock Option Plan,in connection with his acceptance of employment by the Company. See also note 3 to this chart.

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

(8) Mr. Garleb received no compensation from the Company prior to the year ending June 30, 1996, as he was not employed by the Company. The options set forth in this chart were converted from the Micro options granted in July, 1994, to options to acquire 98,505 shares of the Company's common stock, under the 1994 Stock Option Plan, pursuant to the vote of Shareholders at the Company's annual meeting on February 27, 1996.

Employment Agreements
---------------------

     Effective July 26, 1995, the Company entered into long term employment agreements with a number of its executive officers and extended existing employment agreements with certain other officers. The Company paid salaries in an aggregate amount of $964,153 for all its officers and directors for the year ending June 30, 1997.

     Ronald G. Coss currently serves as Vice Chairman of the Company. Prior to the merger of Micro Motors, Inc. with Pro-Dex, Inc., Mr. Coss had been compensated by Micro Motors at a salary of $560,000 for the fiscal year ending March 31, 1995, and $456,000 for the fiscal year ending March 31, 1994. Annual base compensation to Mr. Coss under the employment agreement is $360,000 and is adjustable upward for inflation each July 1 of the five year term of his employment agreement, for which, for the year ending June 30, 1997, compensation owed Mr. Coss was $364,320, not including other benefits, payments or compensation. However, due to poor operating performance, in February 1997, certain management employees, to include Mr. Coss, agreed to a temporary reduction in base salary which reduction is reflected by his actual salary of $352,320 for the year ending June 30, 1997. Mr. Coss' employment agreement is renewable until terminated.

     In addition to compensation to Mr. Coss under his employment, the Company is obligated to pay Mr. Coss $1 million over five years, commencing on July 26, 2001, under a Non-Competition Agreement in connection with the merger of Micro Motors with and into the Company's Micro subsidiary. Upon the merger, the Company also assumed two notes payable by Micro Motors to Mr. Coss in the aggregate amount of $938,450, relating to termination of Mr. Coss' long term employment agreement with Micro Motors and prior unpaid earned compensation.

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

     On July 26, 1995, the Company entered into a long-term employment agreement with Kent E. Searl, its Chairman. Until such date, Mr. Searl had received no compensation for his services to the Company, other than grant of options exercisable at the last bid price as of the date of grant. During the year ended June 30, 1995, Mr. Searl was granted options to acquire 50,000 shares of the Company's common stock, under the 1994 Stock Option Plan. On November 21, 1994, Mr. Searl was granted options to acquire 100,000 shares, under the 1994 Stock Option Plan, exercisable at the last bid price on the date of grant. Mr. Searl is located in the Company's headquarters offices in Boulder, Colorado, and travels frequently to all the Company's subsidiaries. Under his employment agreement with the Company, Mr. Searl was paid $150,000 for the year ended June 30, 1996. His salary under the employment agreement was to be $160,000 per annum through June 30, 1997, however, due to poor operating performance, Mr. Searl deferred his contract right to the increase in his compensation and further agreed to a temporary base salary reduction. Compensation due Mr. Searl for the remaining year of the three year term of his employment agreement i $170,000. The employment agreement accords Mr. Searl three weeks annual leave, but provides for no alternative of cash in lieu of leave untaken. In addition, Mr. Searl's employment agreement provides that he may receive use of a car at Company expense, although to date Mr. Searl has received limited reimbursement for use of a vehicle not provided by the Company. Mr. Searl is also entitled to such other benefits as the Company's Board of Directors determines to offer the Company's executive employees, and reimbursement of reasonable expenses.

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

     On July 26, 1995, George J. Isaac began serving as the Company's Vice President and Chief Financial Officer, and on September 21, 1995, he was elected the Company's Secretary-Treasurer by the Board of Directors. Mr. Isaac was granted options to acquire 50,000 shares of the Company's common stock, exercisable at the last bid price as of the date of grant, upon his acceptance of employment, during the fiscal year ended June 30, 1995, but received no other compensation as an employee during such year. Mr. Isaac was granted options to acquire 200,000 shares exercisable at the last bid price as of the date of grant, on November 21, 1995. The employment agreement with Mr. Isaac provides that he is to receive a salary of $170,000 through June 30, 1996, $180,000 July 1, 1996,through June 30, 1997, and $190,000 for the remainder of the three year term of the employment agreement. However, due to poor operating performance, in February 1997, certain management employees, to include Mr. Isaac, agreed to a temporary reduction in base salary which reduction is reflected by his actual compensation of $171,000 for the year ending June 30, 1997. Mr. Isaac's employment agreement allows three weeks annual leave, but any leave not taken is to be forfeited without compensation. The employment agreement with Mr. Isaac provides that he may receive use of a Company vehicle for business purposes. In addition, Mr. Isaac is entitled to reimbursement of reasonable expenses at the discretion of the Board of Directors and such other benefits as the Board of Directors determines to make available to its executive employees.

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

     During the year ended June 30, 1997, the Board of Directors determined that experienced outside directors expect to receive directors' fees and stock options in connection with such
service.   To that end, the Board of Directors adopted a proposal
to pay directors' fees for non-employee directors in the amount of $3,000 per quarter, together with $1,000 for each regular meeting attended by non-employee directors and $500 for each committee meeting held on a date other than a regular board
meeting.   During the year ended June 30, 1997, $57,000 was  paid
as   non-employee  director  compensation.   Employee   directors
receive only their usual salaries and expenses in attendance at Board and Committee meetings for service on the Board of
Directors.   In  addition, in August 1996, the  Board  adopted  a
policy to grant each non-employee director an option to purchase 20,000 shares of common stock upon commencement of their service and has committed, in furtherance of the Board's decision
respecting   the  renumeration   of  non-employee  directors,  to
automatic grants of options to purchase 10,000 shares at the exercise price of $3.55 per share. The maximum term of such options is ten years. During the year ended June 30, 1997, Messrs. Reinhardt and Hovee were each granted options to acquire 10,000 shares of the Company's common stock, under the Directors' Stock Option Plan, exercisable at $3.55 share, pursuant to the pre-viously adopted plan for grant of options. Mr. Zaepfel was granted options to acquire 20,000 shares of the Company's common stock, under the Directors' Stock Option Plan, exercisable at $2.44 pursuant to the previously adopted plan for grant of options.


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

     The following table provides information on exercise of stock options during the year ended June 30, 1997, by executives and directors and value of unexercised options at June 30, 1997:


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

1988 Stock Option Plan
----------------------

In 1988, the Company adopted its 1988 Stock Option Plan (the "1988 Plan") pursuant to which the Company's Board of Directors was authorized to issue options to purchase up to 150,000 shares of the Company's common stock to employees, directors and consultants of the Company. The option exercise price must equal fair market value of the common stock on the date of grant. No options to purchase shares of common stock were granted under the 1988 Plan during the fiscal year ended June 30, 1997. At June 30, 1997, options to purchase an aggregate of 25,000 shares of the Company's common stock were outstanding under this Plan. A former director exercised options to purchase 30,000. Options to purchase 25,000 shares were exercised by a former consultant to the company. On July 5, 1996, the Company registered the shares underlying the options theretofore granted under the 1988 Stock Option Plan on a Form S-8 filed with the Securities and Exchange Commission.

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

Directors' Stock Option Plan
----------------------------

     On May 25, 1994, the Company's shareholders adopted its Directors' Stock Option Plan (the "Directors' Plan") pursuant to which the Company was authorized to issue options to purchase up to 200,000 shares of the Company's common stock to non-employee Directors of the Company. At the February 26, 1996, Annual Meet-ing, the Company's shareholders approved an increase in the number of shares authorized for grant of options under the Directors' Stock Option Plan to 500,000 shares. The Directors' Plan was adopted to advance the interests of the Company and its share-holders by attracting qualified non-employee Directors, whose participation and guidance contribute to the successful operation ofthe Company. The Board of Directors previously adopted a res-olution, which provides that options to purchase $5,000 share value of common stock. During the year ended June 30, 1996, the Board of Directors determined that experienced outside directors expect to receive more substantial directors' remuneration in the form of fees and stock options in connection with their service. To that end, the Board of Directors adopted a proposal to pay directors' fees for non-employee directors in the amount of $3,000 per quarter, together with $1,000 for each regular meeting attended by non-employee directors and $500 for each committee meeting held on a date other than a regular board meeting. In ad-dition, in August 1996, the Board adopted a proposal to grant 20,000 shares to non-employee directors upon their commencement of service on the Board. Mr. Zaepfel was granted options to acquire 20,000 shares of the Company's common stock, under the Directors' Stock Option Plan, exercisable at $2.44 pursuant to the previously adopted plan for grant of options. The maximum term of each option is ten years. As of June 30, 1997, there were outstanding options under the Directors' Stock Option Plan to
acquire  315,856  shares  of  the  Company's  common  stock.    A
disinterested majority of the Board has committed, in furtherance of the Board's decision respecting the remuneration of non-employee directors, automatic annual grants in the amount of 10,000 shares, to Messrs. Hovee, and Reinhardt, at the exercise price of $3.55, effective upon the resolution of the Board reflecting the foregoing.


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


       BENEFICIAL SHAREHOLDINGS OF DIRECTORS, OFFICERS AND
             OWNERS OF MORE THAN 5% OF COMMON STOCK

                                      Number            Percent
    Name and Address                of Shares         of Class(1)
    ----------------                ---------         -----------
Kent E. Searl
1401 Walnut St., Suite 540
Boulder, CO 80302                993,930 (2)(4)(5)         11.03%

Ronald G. Coss
1401 Walnut St., Suite 540
Boulder, CO 80302              2,493,528 (6)               27.68%

Richard N. Reinhardt
1401 Walnut St., Suite 540
Boulder, CO 80302                510,984 (2)(4)(5)(7)(8)    5.78%

George J. Isaac
1401 Walnut St., Suite 540
Boulder, CO 80302                254,000 (4)                2.82%

Robert A. Hovee
1401 Walnut St., Suite 540
Boulder, CO 80302                 20,000 (7)(8)             0.13%

John B. Zaepfel
1401 Walnut St., Suite 540
Boulder, CO 80302                 20,000 (7)                0.22%

All officers and directors as
a group (6 persons)            3,995,213 (2)(3)(4)(5)      44.34%
                                         (6)(7)(8)(9)
Micro Motors Employee
Stock Ownership Plan
151 E. Columbine
Santa Ana, CA 92707            1,075,359 (6)               11.94%

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

       BENEFICIAL SHAREHOLDINGS OF DIRECTORS, OFFICERS AND
            OWNERS OF MORE THAN 5% OF PREFERRED STOCK

                                           Number        Percent
    Name and Address                     of Shares      of Class
    ----------------                     ---------      --------
Kent E. Searl
1401 Walnut Street, Suite 500
Boulder, CO 80302                        78,129(1)        100.0%

Richard N. Reinhardt
1401 Walnut Street, Suite 500
Boulder, CO 80302                        58,229(1)         74.5%

All officers and directors as a
group (3 persons)                        78,129(1)        100.0%

Professional Sales Associates, Inc.
1401 Walnut Street, Suite 500
Boulder, CO 80302                        58,229            74.5%

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

Item 12.  Certain Relationships and Related Party Transactions

     In 1993, when the Company acquired Challenge, Mr. Charles Bull and Challenge entered into a royalty agreement and license agreement, both effective July 1, 1993, and extending to December 31, 1998. Under the license agreement, Mr. Bull granted Challenge Products an exclusive license to manufacture, distribute and market a patented prophy ring in return for execution of the acquisition agreements and a royalty agreement providing for certain payments in respect of sales targets never achieved. In June 1996, Mr. Bull, the Company, and Challenge entered into a letter agreement by which they agreed that the royalty agreement was rescinded as void ab initio, for failure to accurately reflect the intent of the parties. In addition, the parties agreed that the exclusive paid up license conferred by the license agreement should be evidenced by an assignment of all rights in the prophy ring patent. Mr. Bull continues to serve as President of Challenge, and received $113,276 in compensation for his services as President of Challenge, in the year ended June 30, 1997.

     On July 26, 1995, in connection with the merger of Micro Motors with and into Micro, the Company issued 3,350,000 shares of the Company's common stock in exchange for all the issued and outstanding stock of Micro Motors, all as described in the Company's Form 8-K dated July 26, 1995. The Micro Motors Employee Stock Ownership Plan (the "Micro ESOP") holds 1,075,359 of the shares issued in connection with the acquisition of Micro. The number of shares owned by the ESOP has been adjusted to reflect the correct allocation as between the ESOP and remaining shareholders at the time of the merger. The number of shares originally allocated to the ESOP was erroneously calculated and reported as 1,099,805. The ESOP has certain limited demand registration rights in respect thereof, exercisable from July 26, 1996, through July 26, 1999, at the expense of the Micro ESOP. In addition, the Micro ESOP has limited concurrent registration rights, sharing costs on a pro-rata basis, in the event the Company should undertake an underwritten public offering prior to July 26, 2002. In addition, shareholders at the Company's Annual Meeting on February 27, 1996, approved conversion of outstanding options of Micro Motors Incentive Stock Option Plan into options to acquire 591,120 shares of the Company's common stock.

     Pursuant to the Merger Agreement, Ronald G. Coss entered into a Non-Competition Agreement pursuant to which he is to be paid $1 million over five years, with payment commencing in the sixth year after closing. In addition, Mr. Coss executed an employment agreement with the Company, pursuant to which he is to be paid $360,000 annually as Vice Chairman of the Company under his employment agreement, adjustable upward for inflation, representing a reduction from the more than $560,000, which he had been paid as the Chairman of Micro, despite his greater responsibilities with the Company. In addition to compensation payable under the employment agreement between the Company and Mr. Coss, he is entitled to certain executive employee benefits and perquisites.

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

     In connection with the acquisition of OMS, the Company borrowed $500,000 from an unrelated third party pursuant to a Loan Agreement and Promissory Note. Fifty percent (50%) of the outstanding balance of obligations to the lender, at any time, is jointly guaranteed by Professional Sales Associates, Inc. ("PSA") and Mr. Kent E. Searl (the Company's Chairman). In connection with the loan, the lender was granted a ten year warrant to acquire 26,000 shares of the Company's common stock exercisable at the market price of the Company's shares at $2.50 per share exercise price. Warrants to purchase 13,000 shares of the Company's common stock were issued to PSA exercisable at $2.50 per share. Messrs. Kent E. Searl, Richard N. Reinhardt, and George J. Isaac, directors of the Company, are directors of PSA. No warrants were issued to Mr. Searl. The unrelated third party loan, which PSA guaranteed, was repaid on July 26, 1996, when the Company entered into a loan agreement with Harris Bank and Trust, N.A.

     The Company, prior to July 1, 1997, marketed certain of the dental equipment manufactured by Micro through PSA, a firm for which Messrs. Searl, Reinhardt, and Isaac are directors and for which Messrs. Searl and Reinhardt are shareholders. The terms and condition of the agreement with PSA were a continuance of the re-lationship between PSA and Micro Motors established on negotiated arms'length basis prior to the merger of Micro Motors into Micro. Micro Motors, Inc. dental handpieces previously marketed by PSA are currently being marketed by the Biotrol International, Inc. subsidiary of the Company, effective July 1, 1997.

     The Company leases its offices in Boulder, Colorado from PSA, a firm for which Messrs. Searl, Reinhardt, and Isaac are directors, as sub-lessees under a master lease between PSA and a third party unrelated to PSA or the Company. The sublease between the Company and PSA is on a month to month basis. The Company's monthly lease payments are $1,883, which is equal to the amount of the lease payments due from PSA to the third party lessor, on a per square foot basis. The Company's management believes that the monthly rental is comparable to rents charged for comparable properties in the market area. Nevertheless, the terms of the sub-lease, including price, may not be as favorable to the Company as lease terms, which might have been negotiated with a third party in an arm's length transaction.

     Micro leases its offices and manufacturing facility in Santa Ana, California from Ronald G. Coss, currently a director of the Company, at a monthly rental of $28,237. The Company's management believes that the monthly rental is comparable to rents charged for comparable properties in the market area. Nevertheless, the terms of the lease, including price, may not be as favorable to the Company as lease terms, which might have been negotiated with a third party in an arm's length transaction.

     On October 10, 1995, the Company granted warrants to acquire 100,000 shares to Mr. Carl Militello, pursuant to a Warrant Agreement between Mr. Militello and the Company. Such warrants are exercisable at $2.13, the closing price as quoted on NASDAQ as of the date of grant. Such warrants were issued as consider-ation to Mr. Militello for services to the Company, including investor relations and financial consulting services. Mr. Militello is not a related party.

     On July 5, 1996, the Company filed a Registration Statement on Form S-8 to register the shares of common stock underlying options theretofore granted pursuant to its 1988 Employee Stock Option Plan. Dr. Kyle, President of DCM and a former director of the Company, held options to 30,000 shares of common stock, all of which were exercisable at $0.25 per share.


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

10.16       Prophy  Ring  Patent  License Agreement  dated
            and  effective July 1, 1993, between Challenge
            Products,   Inc.    And    Charles   L.   Bull
            (incorporated herein by  reference to  Exhibit
            10.17 to Pro-Dex, Inc.  Registration Statement
            No. 33-74397).

10.17 1994 Stock Option Plan (incorporated herein by reference to Exhibit 10.21 to Pro-Dex, Inc. Registration Statement No. 33-74397).

10.18       Director's  Stock  Option  Plan  (incorporated
            herein by reference to  Exhibit 10.22 to  Pro-
            Dex,  Inc.  Registration   Statement  No.  33-
            74397).

10.19       Lease  Agreement  dated  December  29,   1993,
            between Fuoti Insurance  Agency, Inc. &  James
            C.  &  Susan E. Fuoti and  Pro-Dex, Inc. &  M.
            Larry  Kyle,  DDS.  (Incorporated   herein  by
            reference   to  the  Exhibit  10.23   to   the
            Company's Form 10-KSB dated June 30, 1994).

10.20       Consulting   Agreement   and   Non-Competition
            Agreement, between  Pro-Dex, Inc. and L. Wayne
            Hunter, dated July 26, 1995, (incorporated herein by reference to Exhibit 10.1 to the Company's Form 8-K dated July 26, 1996).

10.21       Employment  Agreement between Ronald  G.  Coss
            and   Pro-Dex,  Inc.,  dated  July  26,  1995,
            (incorporated herein by  reference to  Exhibit
            10.2 to the Company's Form  8-K dated July 26,
            1996).

10.22       Agreement  to  Terminate Long Term  Employment
            Agreement  between   Micro  Motors,  Inc.  and
            Ronald   G.   Coss  dated   July   26,   1995,
            (incorporated herein by  reference to  Exhibit
            10.3 to the Company's  Form 8-K dated July 26,
            1996).

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