Form 10-Q
period 1997-12-31
PRO DEX INC
filed 1998-02-04
CIK 788920

U.S. SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549

                         FORM 10-QSB

(Mark One)
[X]  Quarterly Report Pursuant to Section 13 or 15(d) of  the
     Securities Exchange Act of 1934 for the quarterly period ended December 31, 1997.


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

     The number of shares of the Registrant's no par value common stock outstanding as of January 30, 1998, was 8,712,300.




DOCUMENTS INCORPORATED BY REFERENCE: None.

                       Table of Contents

                                                  Page No.
PART I    Financial Information

 Item 1.  Financial Statements
          Consolidated Balance Sheets             F-1 & F-2
          Consolidated Statements of Income       F-3 & F-4
          Consolidated Statements of Cash Flows         F-5
          Notes to Consolidated Financial Statements      8

 Item 2.  Management Discussion and Analysis              9

SIGNATURES                                               14

EXHIBITS  NONE

                     Page 2 of 14 Pages

                   CONSOLIDATED BALANCE SHEETS

                             ASSETS

                                          December 31,    June 30,
                                              1997          1997
                                           (unaudited)
Current assets:
  Cash and cash equivalents               $    76,592  $    51,108
  Accounts receivable, net                  4,270,545    3,496,479
  Inventories, net                          4,022,400    4,236,069
  Deferred taxes                              475,000      475,000
  Refundable income taxes                                  645,613
  Prepaid expenses                            470,300      186,987

     Total current assets                   9,314,837    9,891,256


Property and equipment                      4,763,415    4,388,890
  Less accumulated depreciation            (2,025,091)  (1,721,838)
     Net property and equipment             2,738,324    2,667,052

Other assets:
  Long-term trade receivables               1,258,699    1,079,957
  Deferred taxes                              505,000      505,000
  Other                                       322,824      383,586
  Intangibles, net                          9,201,202    9,651,695

    Total other assets                     11,287,725   11,620,238

    Total assets                          $23,340,886  $24,178,546

See "Notes to consolidated financial statements."              F-1



           CONSOLIDATED BALANCE SHEETS - CONTINUED

             LIABILITIES & SHAREHOLDERS' EQUITY

                                          December 31,    June 30,
                                              1997          1997
                                           (unaudited)
Current liabilities:
  Current portion of long-term debt       $ 1,221,230  $ 1,211,999
  Accounts payable                            819,506      797,071
  Accrued expenses                            921,024      973,705
  Income taxes payable                        426,680

    Total current liabilities               3,388,440    2,982,775

Long-term debt, net of current portion      6,513,296    8,444,545

    Total liabilities                       9,901,736   11,427,320

Commitments and contingencies


Shareholders' equity:
  Series A convertible preferred shares,
    no par value; 10,000,000
      shares authorized; 78,129 shares
        issued and outstanding                282,990      282,990
  Common shares, no par value;
    50,000,000 shares authorized;
      8,712,300 shares
        issued and outstanding             14,632,444   14,632,445
  Additional paid in capital                   10,000       10,000
  Accumulated deficit                      (1,427,171)  (2,115,095)
                                           13,498,263   12,810,340
Receivable from employee stock
  ownership plan (ESOP)                       (59,113)     (59,114)

Total shareholders' equity                 13,439,150   12,751,226

Total liabilities
  and shareholders' equity                $23,340,886  $24,178,546

See "Notes to consolidated financial statements."              F-2



              CONSOLIDATED STATEMENTS OF INCOME

                                         Quarter ended December 31,
                                              1997        1996
                                           (unaudited)  (unaudited)
Net sales (net of sales from
  discontinued operations
    of $0 and $517,514)                   $ 6,329,448  $ 4,776,596

Cost of sales                               2,627,477    1,941,397

Gross profits                               3,701,971    2,835,199

Operating expenses:
  Selling                                   1,229,052      978,940
  General and administrative                1,169,485    1,180,253
  Research and development                    340,824      225,572
  Amortization                                225,246      215,692
    Total operating expenses                2,964,607    2,600,457

Income from operations                        737,364      234,742

Other income (expense):
  Interest expense                           (238,723)    (306,515)
  Other income (expense), net                  17,709       13,050
    Total                                    (221,014)    (293,465)

Income (loss) before income taxes
  (credits) and loss from
    discontinued operations                   516,350      (58,723)
Income taxes (benefits)                       180,723      (30,900)

Income (loss) before (loss) from
  discontinued operations                     335,627      (27,823)
(Loss) from discontinued operations
  (net of tax benefit)                                    (140,664)
Net income (loss)                         $   335,627  $  (168,487)

Basic and diluted earnings (loss) per share:
  Income (loss) from
     continuing operations                $      0.04  $     (0.00)
  (Loss) from discontinued operations                        (0.02)
     Net income (loss) per share          $      0.04  $     (0.02)

Weighted average number of common and
  common equivalent shares outstanding      9,001,646    9,080,783

See "Notes to consolidated financial statements."              F-3



              CONSOLIDATED STATEMENTS OF INCOME

                                      Six months ended December 31,
                                               1997        1996
                                           (unaudited)  (unaudited)
Net sales (net of sales from
  discontinued operations
    of $0 and $1,111,777)                 $12,147,367  $ 9,208,722

Cost of sales                               4,882,008    3,745,913

Gross profits                               7,265,359    5,462,809

Operating expenses:
  Selling                                   2,210,515    2,007,822
  General and administrative                2,350,488    2,376,020
  Research and development                    692,919      419,807
  Amortization                                450,492      457,082
    Total operating expenses                5,704,414    5,260,731

Income from operations                      1,560,945      202,078

Other income (expense):
  Interest expense                           (496,278)    (559,174)
  Other income (expense), net                  19,786       27,227
    Total                                    (476,492)    (531,947)

Income (loss) before income
  taxes (credits) and loss from
    discontinued operations                 1,084,453     (329,869)
Income taxes (credits)                        396,535      (98,900)

Income (loss) before (loss)
  from discontinued operations                687,918     (230,969)
(Loss) from discontinued
  operations (net of tax benefit)                         (277,564)
Net income (loss)                         $   687,918  $  (508,533)

Basic and diluted earnings (loss) per share:
    Income (loss) from
       continuing operations              $      0.08  $     (0.03)
    (Loss) from discontinued operations                      (0.03)
         Net income (loss) per share      $      0.08  $     (0.06)

Weighted average number of common and
  common equivalent shares outstanding      9,001,646    9,080,783

See "Notes to consolidated financial statements."              F-4

            CONSOLIDATED STATEMENTS OF CASH FLOWS

                                      Six months ended December 31,
                                               1997         1996
                                           (unaudited)  (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                           687,918     (508,533)
  Adjustments to reconcile net income
     (loss) to net cash provided by
       (used in) operating activities:
          Depreciation and amortization       753,296      809,392
          Provision for doubtful accounts     (39,209)      69,480
  Change in working capital components
    net of effects from purchases
      and divestitures:
        (Increase) in accounts receivable    (913,598)    (197,156)
        (Increase) decrease in inventories    213,669     (354,158)
        (Increase) in deferred taxes                      (217,800)
        (Increase) decrease in prepaid
           expenses and refundable
             income taxes                     362,300     (343,268)
        (Increase) decrease in
          other assets                         60,763     (260,161)
        Increase (decrease) in accounts
          payable and accrued expense          19,055     (154,426)
        Increase in deferred revenue                         3,336
        Increase (decrease) in
          income taxes payable                377,380     (568,602)

  Net cash provided by
    (used in) operating activities          1,521,574   (1,721,896)

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment         (374,076)    (348,923)

  Net cash flows (used in)
    investing activities                     (374,076)    (348,923)

CASH FLOWS FROM FINANCING ACTIVITIES
  Net borrowing on revolving
    credit agreements                                       89,597
  Proceeds from long-term borrowing                      2,120,362
  Principal payments on
    long-term borrowing                    (1,922,018)    (186,849)
  Issuance of common stock                                   7,501

  Net cash flows provided by
    (used in) financing activities         (1,922,018)   2,030,611

(DECREASE) IN CASH AND CASH EQUIVALENTS      (774,520)     (40,208)
Cash and cash equivalents,                    851,112      407,722
  beginning of period
Cash and cash equivalents, end of period       76,592      367,514

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash payments for interest                  496,278      559,174
  Cash payments for income taxes                5,175      699,545

See "Notes to consolidated financial statements."              F-5



         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         For The Six Months Ended December 31, 1997


NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information  and  with  the instruction  to  Form  10-Q  and
Article 10 of regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended December 31, 1997, are not necessarily indicative of the results that may be expected for the year ended June 30, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 1997.

NOTE 2 - EARNINGS PER SHARE

     Basic earnings per share are computed by dividing net income available to common shareholders by the weighted-average number of shares outstanding during the period. Fully diluted earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period plus the incremental shares that would have been outstanding assuming the exercise of dilutive stock options, and the assumed conversion of preferred shares.

NOTE 3 - RECLASSIFICATIONS

     Certain items in the December 31, 1996 financial statement have been reclassified to be comparable with the financial statement classifications for the six months ending December 31, 1997. These classifications have no effect on shareholders' equity or net income as of and for the six months ending December 31, 1996.

NOTE 4 - DISCONTINUED OPERATIONS

     On April 25, 1997, consistent with the decision of the Board of Directors, the Company completed the rescission of its previous acquisition of the assets of Pnu-Light Tool Works, Inc. ("Pnu-Light"). In accordance with the applicable unwind provision, the 368,483 shares of the Company's common stock that were originally issued as consideration for the acquisition were returned to the Company. Losses sustained by Pnu-Light are reported as discontinued operations for the six months ended December 31, 1996, and amounted to approximately $210,300 net of related tax benefit of $90,100.

     On June 11, 1997, the Company completed the sale of its Dental Clinic Management ("DCM") operations of its California subsidiary, Pro-Dex Management, Inc. In exchange for inventory and equipment, the purchaser assumed approximately $670,000 of the Company's liabilities. The Company retained ownership of the existing net accounts receivable of $1,800,000 related to the DCM operation. On September 10, 1997, the Company finalized the arrangement for collection of the accounts receivable with the purchaser. As consideration for the performance of continuing service obligations on those accounts, the Company has agreed to the following. Proceeds from collection of the accounts receivable shall be paid to the Company commencing September 30, 1997, in the amount of $50,000. Thereafter, the purchaser shall pay to Pro-Dex $150,000 quarterly beginning on January 1, 1998, until the
1.8 million dollar balance is paid in full. Losses sustained by the DCM operation are reported as discontinued operations for the six months ended December 31, 1996, and amounted to approximately $67,000 net of related tax benefit of $29,000.


Item 2.        Management's Discussion and Analysis

Results of Operations
---------------------

     Forward Looking Statements. All forward looking statements in the following discussion of management's analysis of results of operation, liquidity and capital requirements, and the possible effect of inflation, as well as elsewhere in the Company's assumptions regarding factors such as (1) market acceptance of the products of each subsidiary, including brand and name recognition for quality and value in each of the Company's subsidiaries' markets,
(2) existence, scope, defensibility and non-infringement of patents, trade-secrets and other trade rights, (3) each subsidiary's relative success in achieving and maintaining technical parity or superiority with competitors, (4) interest rates for domestic and Eurofunds, (5) the relative success of each subsidiary in attracting and retaining technical and sales personnel with the requisite skills to develop, manufacture and market the Company's products, (6) the non-occurrence of general economic downturns or downturns in any of the Company's market regions or industries (such as dental products and tools or computer chip manufacturers), (7) the relative competitiveness of products manufactured by the Company's facilities, including any contractors in the global economy, (8) the non-occurrence of natural disasters, (9) a stable regulatory environment in areas of significance to each of the Company's subsidiaries, (10) the Company's success in managing its regulatory relations and avoiding any adverse determinations, (11) the availability of talented senior executives for the parent and each of the subsidiaries, (12) other factors affecting the sales and profitability of the Company in each of its markets. Should any of the foregoing assumptions or other assumptions not listed fail to be realized, the forward-looking statements herein may be inaccurate. In making forward looking statements in this and other Sections of the Company's report on Form 10-QSB, the Company relies upon recently promulgated policies of the Securities and Exchange Commission and statutory provisions, including Section 21E of the Securities Exchange Act of 1934, which provide a safe-harbor for forward looking statements.


  Results of Operations for the Quarter Ended December 31,
   1997 Compared to the Quarter Ended December 31, 1996.
   -----------------------------------------------------

     Net sales by subsidiary follows:
                                                  Increase/
                             1997        1996    (Decrease)
                         ----------- ----------- -----------
  Biotrol                $2,426,820  $1,652,664  $  774,156
  Challenge                 484,841     381,854     102,987
  Micro Motors            2,120,778   2,042,608      78,170
  Oregon Micro Systems    1,729,914     915,140     814,774
  (Inter-company sales)    (432,905)   (215,670)   (217,235)
                         ----------- ----------- -----------
                         $6,329,448  $4,776,596  $1,552,852

     Sales from continuing operations increased 32.5% for the quarter ended December 31, 1997 compared to the quarter ended December 31, 1996. At Biotrol, the increase in the sales force from 11 to 16 people contributed to the rise in revenue of both infection control products and the preventive  dental  care product line.  At  Challenge  sales increased by 27% for the quarter, primarily due to additional sales to its private label customers. Sales at Micro Motors were flat for the quarter. Significant management personnel changes occurred at Micro Motors during the quarter. Effective January 12, 1998, a new general manager was hired to complete the transition to a professionally managed operation at that subsidiary. In addition, a new director of engineering and a manufacturing manager were added to the new team in January. Revenue at OMS increased by 89% for the quarter ended December 31, 1997, compared to the quarter ended December 31, 1996. Continued strong growth in the semiconductor industry provided the substantial rise in business. OMS continues to add new customers because of its increased sales and marketing efforts.

     Gross profits by subsidiary follows:
                                                  Increase/
                             1997        1996     (Decrease)
                           ---------- ---------- -----------
Biotrol                    $1,372,523 $  910,966  $ 461,557
Challenge                     175,162    133,926     41,236
Micro Motors                  836,491  1,064,321   (227,830)
Oregon Micro Systems        1,317,795    725,986    591,809
                           ---------- ---------- -----------
                           $3,701,971 $2,835,199  $ 866,772

     Overall gross profit dollars increased by 30.6% for the quarter ended December 31, 1997, compared to the quarter ended December 31, 1996, due to increased revenue. More sales of lower margin products and negative inventory adjustments made during the quarter caused the decline in gross profit at Micro Motors. Gross profit percentage for the quarter ended December 31, 1997, was 58.5% compared to 59.4% for the quarter ended December 31, 1996.

     Operating expenses for the quarter ended December 31, 1997, were $2,964,607 (46.8% of net sales) compared to $2,600,457 (54.4% of net sales) for the quarter ended December 31, 1996. Selling and marketing expenses were higher for the quarter because of higher year-end sales rebates paid to customers who purchased more than forecasted orders. Selling and marketing expenses as a percentage of sales declined to 19.4% for the quarter ended December 31,
1997, compared to 20.5% for the quarter ended December 31, 1996, due to higher sales volume. General and administrative expense for the quarter ended December 31, 1997, included a one-time search fee of $50,000 incurred to find a new general manager for Micro Motors. As previously mentioned, the search was successful, and a new general manager along with new engineering and manufacturing management personnel were hired in January, 1998, for that operation. Research and development expense increased to $340,824 for the quarter ended December 31, 1997, compared to $225,572 for the quarter ended December 31, 1996, a 51.1% increase.

     Income from operations for the quarter ended December 31, 1997, was $737,364 compared to $234,742 for the quarter ended December 31, 1996, a 214.2% increase. Higher sales volume and gross profit were the main reason for the increase in income from operations.

     Interest expense declined for the quarter as improved cash flow from increased profits enabled the Company to reduce debt and interest expense.

     Income from continued operations for the quarter  ended
December 31, 1997 increased to $335,627 from a (loss) of ($27,823) for the quarter ended December 31, 1996.

     Losses from discontinued operations as a result of the disposition in fiscal year ended June 30, 1997, of the Company's Pnu-Light operation, and its dental clinic management business, were ($140,664), net of tax benefit of ($60,250) for the quarter ended December 31, 1996.


 Results of Operations for the Six Months Ended December 31,
  1997 Compared to the Six Months Ended December 31, 1996.
  --------------------------------------------------------

     Net sales by subsidiary follows:
                                                  Increase/
                           1997        1996      (Decrease)
                      ------------ ----------- -------------
Biotrol               $ 4,415,683  $ 3,082,214  $ 1,333,469
Challenge                 872,298      719,713      152,585
Micro Motors            4,382,844    3,909,067      473,777
Oregon Micro Systems    3,399,586    1,872,809    1,526,777
(Inter-company sales)    (923,044)    (375,081)    (547,963)
                      ------------ ------------ ------------
                      $12,147,367  $ 9,208,722  $ 2,938,645

     Consolidated sales from continuing operations increased 31.9% for the six months ended December 31, 1997, compared to the six months ended December 31, 1996. At Biotrol, sales for the six months increased 43.3%, primarily due to increases in sales of its infection control products and preventative dental care products. The increase in the sales force at Biotrol from 11 to 16 personnel, which was completed in the quarter ended September 30, 1997, provided greater market penetration and revenue for its products. Sales for the six months at Challenge increased 21.2%. An increase in inter-company sales of its preventative dental products to Biotrol comprised 66% of the sales increase for the six months. The remainder of the increase is attributed to a 34% rise in sales to its private label customers. At Micro Motors the increase in sales to its private label and OEM dental customers of 32.5% contributed to the overall increase in sales for the six months of 12.1%, net of inter-company sales. Micro began to market its branded hand-piece line through the sales force at Biotrol on July 1, 1997. Revenue at Oregon Micro Systems grew by 81.5% for the six months ended December 31, 1997, compared to the six months ended December 31, 1996. Continued strength in the semiconductor industry fueled the growth at OMS. The customer base and increase in sales is broader based, but continues to be heavily dependent on the semiconductor industry.

     Gross profits by subsidiary follows:
                                                   Increase/
                              1997       1996     (Decrease)
                           ---------- ---------- -----------
Biotrol                    $2,437,028 $1,691,840 $  745,188
Challenge                     342,405    301,412     40,993
Micro Motors                1,871,094  2,009,298   (138,204)
Oregon Micro Systems        2,614,832  1,460,259  1,154,573
                           ---------- ---------- -----------
                           $7,265,359 $5,462,809 $1,802,550

     The Company's consolidated gross profit from continuing operations for the six months ended December 31, 1997, grew 33% over the six months ended December 31, 1996. Gross profit percentage increased to 59.8% for the six months ended December 31, 1997 from 59.3% for the six months ended December 31, 1996. Sales of higher margin products at Biotrol and Oregon Micro Systems was largely responsible for the rise. Gross profit dollars increased primarily due to the increase in revenue.

     Operating expenses increased 8.4% from $5,260,731 for the six months ended December 31, 1996, to $5,704,414 for the six months ended December 31, 1997. Selling and marketing expense increased by $202,693, or 10.1% for the six months ended December 31, 1997, compared to the six months ended December 31, 1996. Year-end rebates paid to customers for purchases in excess of forecasted orders, was the principal reason for the increase. Research and development expense rose 65.1% for the six months ended December 31, 1997, to $692,919 from $419,807 for the six months ended December 31, 1996. General and administrative expense included a one time $50,000 search fee to find a new general manager for the Micro Motors operation.

     Operating income for the six months ended December 31, 1997, increased to $1,560,945 from $202,078 for the six months ended December 31, 1996, mainly due to the increase in sales and gross profit for the six months.

     Income (loss) from continuing operations increased $918,887 to $687,918, or $0.08 per share for the six months ended December 31, 1997, from a loss of ($230,969), or ($0.03) per share for the six months ended December 31, 1996.

     During fiscal year ended June 30, 1997, the Company disposed of its Pnu-Light operations as well as its Dental Clinic Management business. Losses sustained by these two businesses are reported as discontinued operations for the six months ended December 31, 1996, and amounted to $277,564 or, ($0.03) per share, net of related tax benefit of $118,900.

Liquidity and Capital Resources
-------------------------------
     As of December 31, 1997, the Company had liquid resources consisting of cash, cash equivalents, and credit available on an existing credit line totaling $2,326,000. Cash flow continues to be strong as earnings before interest, taxes, depreciation, and amortization (EBITDA) for the six months ended December 31, 1997, were $2,334,027, as compared to $860,033 for the same six-month period of the previous year, an increase of 171%. Management believes that funds generated from operations along with funds available under the credit line are sufficient to cover anticipated operating needs as well as capital expenditure requirements for the current year.

Accounting Changes
------------------
     Effective for annual and interim periods ending after December 15, 1997, the Financial Accounting Standards Board
(FASB) has issued Statement No. 128, "Earnings Per Share," which supercedes APB Opinion No. 15. Statement No. 128 requires the presentation of earnings per share by all entities that have common stock or potential common stock, such as options, warrants and convertible securities outstanding that trade in a public market. Those entities that have only common stock outstanding are required to present basic earnings per share amounts. Diluted per share amounts assume the conversion, exercise or issuance of all potential common stock instruments unless the effect is to reduce a loss or increase the income per common share from continuing operations. The adoption of Statement No. 128 would have no effect on reported income (loss) per share for the quarters ending September 30, 1997, and 1996, respectively.

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

Date: December 31, 1997   /s/ Kent E. Searl

                          _______________________________
                          Kent E. Searl, Chairman

Date: December 31, 1997   /s/ George J. Isaac

                          _______________________________
                          George J. Isaac,
                          Chief Financial Officer