Form 10-Q
period 1998-03-31
PRO DEX INC
filed 1998-05-08
CIK 788920

U.S. SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549


                         FORM 10-QSB

                         (Mark One)
[X]  Quarterly Report Pursuant to Section 13 or 15(d) of  the
     Securities Exchange Act of 1934 for the quarterly period ended March 31, 1998.


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

                       Table of Contents

                                                  Page No.
PART I    Financial Information

  Item 1. Financial Statements
          Consolidated Balance Sheets            F-1 & F-2
          Consolidated Statements of Income      F-3 & F-4
          Consolidated Statements of Cash Flows        F-5
          Notes to Consolidated Financial Statements     8

  Item 2. Management Discussion and Analysis

SIGNATURES                                              14

EXHIBITS    NONE

                     Page 2 of 14 Pages


                 PRO-DEX, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                             ASSETS

                                          March 31,      June 30,
                                            1998           1997
                                        (unaudited)

Current assets:
  Cash and cash equivalents            $   294,991    $   851,108
  Accounts receivable, net               3,446,633      3,496,479
  Inventories, net                       4,411,680      4,236,069
  Deferred taxes                           475,000        475,000
  Refundable income taxes                                 645,613
  Prepaid expenses                         389,972        186,987

    Total current assets                 9,018,276      9,891,256


Property and equipment                   5,201,192      4,388,890
  Less accumulated depreciation         (2,210,238)    (1,721,838)
    Net property and equipment           2,990,954      2,667,052

Other assets:
  Long-term trade receivables            1,252,988      1,079,957
  Deferred taxes                           505,000        505,000
  Other                                    309,657        383,586
  Intangibles, net                       8,975,955      9,651,695

    Total other assets                  11,043,600     11,620,238


    Total assets                       $23,052,830    $24,178,546

                 PRO-DEX, INC. AND SUBSIDIARIES
             CONSOLIDATED BALANCE SHEETS - CONTINUED
               LIABILITIES & SHAREHOLDERS' EQUITY


                                          March 31,      June 30,
                                            1998           1997
                                        (unaudited)
Current liabilities:
  Current portion of long-term debt    $ 1,299,932    $ 1,211,999
  Accounts payable                         779,903        797,071
  Accrued expenses                         829,821        973,705
  Income taxes payable                     358,411

     Total current liabilities           3,268,067      2,982,775

Long-term debt, net of current portion   6,472,398      8,444,545

     Total liabilities                   9,740,465     11,427,320

Commitments and contingencies


Shareholders' equity:
  Series A convertible preferred shares,
    no par value; 10,000,000
    shares authorized; 78,129 shares
    issued and outstanding                 282,990        282,990
  Common shares, no par value;
    50,000,000 shares authorized;
    8,712,300 shares issued
    and outstanding                     14,632,444     14,632,445
  Additional paid in capital                10,000         10,000
  Accumulated deficit                   (1,553,956)    (2,115,095)

                                        13,371,478     12,810,340

  Receivable from employee stock
    ownership plan (ESOP)                  (59,113)       (59,114)

    Total shareholders' equity          13,312,365     12,751,226

    Total liabilities and
      shareholders' equity             $23,052,830    $24,178,546

                 PRO-DEX, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS

                                          Quarter ended March 31,
                                            1998           1997
                                        (unaudited)    (unaudited)
Net sales (net of sales
  from discontinued operations
    of $0 and $507,172)                $ 5,178,034    $ 4,397,093

Cost of sales                            2,304,456      2,023,105

Gross profits                            2,873,578      2,373,988

Operating expenses:
  Selling                                1,055,666      1,143,202
  General and administrative             1,236,614      1,415,071
  Research and development                 330,586        205,367
  Amortization                             225,247        236,567
    Total operating expenses             2,848,113      3,000,207

Income (loss) from operations               25,465       (626,219)

Other income (expense):
  Interest expense                        (237,153)      (354,920)
  Other income, net                         16,634         11,760
    Total                                 (220,519)      (343,160)

(Loss) before income taxes(credits)
  and loss from discontinued operations   (195,054)      (969,379)
Income taxes (credits)                     (68,269)      (246,972)

(Loss) from discontinued operations       (126,785)      (722,407)
(Loss) from discontinued operations
  (net of tax benefit)                                   (489,557)
Net (loss)                             $  (126,785)   $(1,211,964)

Basic and diluted earnings (loss) per
  common and common equivalent share
    (Loss) from continuing operations  $     (0.01)   $     (0.08)
    (Loss) from discontinued operations       0.00          (0.05)
       Net (loss) per share            $     (0.01)   $     (0.13)

Basic weighted average number of
  common and common equivalent
    shares outstanding                   8,790,429      9,158,912

Diluted weighted average number of
  common and common equivalent
    shares outstanding                   8,956,653      9,218,728

                PRO-DEX, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF OPERATIONS

                                      Nine months ended March 31,
                                          1998            1997
                                       (unaudited)    (unaudited)

Net sales (net of sales from
  discontinued operations
    of $0 and $1,714,718)             $17,325,401    $13,605,814

Cost of sales                           7,186,464      5,769,020

Gross profits                          10,138,937      7,836,794

Operating expenses:
  Selling                               3,266,181      3,151,024
  General and administrative            3,587,102      3,791,093
  Research and development              1,023,505        625,174
  Amortization                            675,739        693,649
    Total operating expenses            8,552,527      8,260,940

Income (loss) from operations           1,586,410       (424,146)

Other income (expense):
  Interest expense                       (733,431)      (914,094)
  Other income, net                        36,420         38,987
    Total                                (697,011)      (875,107)

Income (loss) before income taxes
  (credits) and loss from
    discontinued operations               889,399     (1,299,253)
Income taxes (credits)                    328,266       (345,872)

Income (loss) before (loss)
  from discontinued operations            561,133       (953,381)
(Loss) from discontinued operations
  (net of tax benefit)                                  (767,119)
Net income (loss)                     $   561,133    $(1,720,500)

Basic and diluted earnings (loss) per
  common and common equivalent share:
    Income (loss) from
      continuing operations           $      0.06    $     (0.10)
    (Loss) from discontinued
      operations                             0.00          (0.09)
        Net income (loss) per share   $      0.06    $     (0.19)

Basic weighted average number
  of common and common
    equivalent shares outstanding       8,790,429      9,158,912

Diluted weighted average number
  of common and common
    equivalent shares outstanding       8,923,548      9,502,895

                  PRO-DEX, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS

                                       Nine months ended March 31,
                                            1998           1997
                                        (unaudited)    (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                    $   561,133    $(1,720,501)
  Adjustments to reconcile net income
    (loss) to net cash provided by
      (used in) operating activities:
        Depreciation and amortization    1,159,774      1,258,078
        Provision for doubtful accounts     (1,499)       558,753
  Change in working capital components
    net of effects from purchases
      and divestitures:
        (Increase) decrease in
          accounts receivable             (121,685)       381,440
        (Increase) in inventories         (175,611)      (204,081)
        (Increase) in deferred taxes                     (621,117)
        (Increase) decrease in prepaid
          expenses and refundable
            income taxes                   442,628       (210,145)
        (Increase) decrease in
          other assets                      73,930       (249,293)
        (Decrease) in accounts payable
          and accrued expense             (111,751)      (486,033)
        Increase in deferred revenue                        6,981
        Increase (decrease) in
          income taxes payable             309,111       (620,061)

  Net cash provided by (used in)
    operating activities                 2,136,030     (1,905,979)

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment      (807,937)      (439,023)

  Net cash flows (used in)
    investing activities                  (807,937)      (439,023)

CASH FLOWS FROM FINANCING ACTIVITIES
  Net borrowing on revolving
    credit agreements                                  (1,100,242)
  Proceeds from long-term borrowing                     3,913,723
  Principal payments on
    long-term borrowing                 (1,884,214)      (278,431)
  Issuance of common stock                                  7,501

  Net cash flows provided by
    (used in) financing activities      (1,884,214)     2,542,551

INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                    (556,121)       197,549
Cash and cash equivalents,
  beginning of period                      851,112        407,722
Cash and cash equivalents,
  end of period                        $   294,991    $   605,271

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash payments for interest           $   733,431    $   914,094
  Cash payments for income taxes       $     5,688    $   620,061

               PRO-DEX, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            For The Nine Months Ended March 31, 1998


NOTE 1 - BASIS OF PRESENTATION

       The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instruction to Form 10-Q and Article 10 of regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended March 31, 1998, are not necessarily indicative of the results that may be expected for the year ended June 30, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 1997.


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


NOTE 3 - RECLASSIFICATIONS

     Certain items in the March 31, 1997 financial statement have been reclassified to be comparable with the financial statement classifications for the nine months ending March 31, 1998. These classifications have no effect on shareholders' equity or net income as of and for the nine months ending March 31, 1997.


NOTE 4 - DISCONTINUED OPERATIONS

     On April 25, 1997, consistent with the decision of the Board of Directors, the Company completed the rescission of its previous acquisition of the assets of Pnu-Light Tool Works, Inc. ("Pnu-Light"). In accordance with the applicable unwind provision, the 368,483 shares of the Company's common stock that were originally issued as consideration for the acquisition were returned to the Company. Losses sustained by Pnu-Light are reported as discontinued operations for the nine months ended March 31, 1997, and amounted to approximately $210,300 net of related tax benefit of $90,100.

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


Results of Operations for the Quarter Ended March 31, 1998,
Compared to the Quarter Ended March 31, 1997.

     Net sales by subsidiary follows:

                                                     Increase/
                         1998           1997        (Decrease)

Biotrol              $1,683,867     $1,139,381     $  544,486
Challenge               469,675        234,839        234,836
Micro Motors          2,006,636      1,790,366        216,270
Oregon Micro Systems  1,443,935      1,326,743        117,192
(Inter-company sales)  (426,079)       (94,236)      (331,843)

                     $5,178,034     $4,397,093     $  780,941


     Sales from continuing operations increased 17.8% for the quarter ended March 31, 1998 compared to the quarter ended March 31, 1997. At Biotrol, the increase in the sales force from 11 to 17 people contributed to the 47.8% rise in revenue for the
quarter.   Revenue at Biotrol was negatively affected in the
quarter because of a significant buy-in of inventory in December 1997, by its major customers to enable them to qualify for year-end purchase volume rebates. In addition, a merger of two of its top three customers caused a slow down in orders from them until consolidated inventory levels were reduced to acceptable post
merger quantities.   At Challenge sales increased by 100% for the
quarter primarily due to an increase in intercompany sales to Biotrol. Private label sales increased at Challenge by 50%. Sales at Micro Motors increased by 12% over the same quarter from the previous year. Significant management personnel changes occurred at Micro Motors during the quarter. Effective January 12, 1998, a new general manager was hired to complete the transition to a professionally managed operation at that subsidiary. In addition, a new director of engineering and a manufacturing manager were added to the new team in January. Revenue at OMS increased by only 8.8% for the quarter ended March 31, 1998, compared to the quarter ended March 31, 1997. Weakness in the semi-conductor industry specifically caused by the financial problems in Asia was a major factor in the slowdown of business at OMS.

     Gross profits by subsidiary follows:

                                                     Increase/
                          1998           1997       (Decrease)

Biotrol              $  831,671     $  574,602     $  257,069
Challenge               161,764         99,046         62,718
Micro Motors            805,890        686,939        118,951
Oregon Micro Systems  1,074,253      1,013,401         60,852

                     $2,873,578     $2,373,988     $  499,590

     Overall gross profit dollars increased by 21% for the quarter ended March 31, 1998, compared to the quarter ended March
31, 1997, due to increased revenue. Gross profit percentage for the quarter ended March 31, 1998, was 55.5% compared to 54% for the quarter ended March 31, 1997.

     Operating expenses for the quarter ended March 31, 1998, were $2,848,113 compared to $3,044,848 for the quarter ended March 31, 1997. Included in operating expenses for the quarter ended March 31, 1997, was a restructuring charge reducing the Company's workforce by 13% of approximately $245,000. The Company continued its commitment to developing new products. Research and development expense increased 61% for the quarter ended March 31, 1998 to $330,586 from $205,367 for the quarter ended March 31, 1997. During the quarter, the Company began implementation of its new information technology program. New manufacturing and financial software will be installed at every location, and new computer hardware has been acquired to support the new software. The new technology will enhance communication between all of the subsidiaries within the Company as well as make all Company locations year 2000 compliant.

     Income from operations for the quarter ended March 31, 1998, was $25,465 compared to a loss of ($626,219) for the quarter ended March 31, 1997. Higher sales volume and gross profit were the main reason for the increase in income from operations.

     Interest expense declined to $237,153 for the quarter ended
March 31, 1998, compared to $354,920 for the same quarter in the previous year, a 33.2% decrease. Improved cash flow from increased profits enabled the Company to reduce debt and interest expense.

     (Loss) from continuing operations for the quarter ended
March 31, 1998, decreased to ($126,785) from a (loss) of ($722,407) for the quarter ended March 31, 1997.

     Losses from discontinued operations as a result of the disposition in fiscal year ended June 30, 1997, of the Company's Pnu-Light operation, and its dental clinic management business, were ($489,557), net of tax benefit of ($177,400) for the quarter ended March 31, 1997.


Results of Operations for the Nine Months Ended March 31, 1998,
Compared to the Nine Months Ended March 31, 1997.

     Net sales by subsidiary follows:

                                                     Increase/
                         1998           1997        (Decrease)

Biotrol             $ 6,099,550    $ 4,221,595     $1,877,955
Challenge             1,341,973        954,552        387,421
Micro Motors          6,389,480      5,699,433        690,047
Oregon Micro Systems  4,843,521      3,199,552      1,643,969
(Inter-company sales)(1,349,123)      (469,318)      (879,805)

                    $17,325,401    $13,605,814     $3,719,587

     Consolidated sales from continuing operations increased 27.4% for the nine months ended March 31, 1998, compared to the nine months ended March 31, 1997. At Biotrol, sales for the nine months increased 44.5%. The increase in the sales force at Biotrol from 11 to 17 personnel, which was completed in the quarter ended September 30, 1997, provided greater market penetration and revenue for its products. Sales for the nine months at Challenge increased 40.6%. Inter-company sales of its preventive dental products to Biotrol increased by 56.3% over the same nine-month period a year ago. The remainder of the increase is attributed to a 25.3% rise in sales to its private label customers. At Micro Motors, the increase in sales to its private label and OEM dental customers of 34.5% contributed to the overall increase in sales for the nine months ended March 31, 1998. Micro began to market its branded hand-piece line through the sales force at Biotrol on July 1, 1997. Revenue at Oregon Micro Systems grew by 51.4% for the nine months ended March 31, 1998, compared to the nine months ended March 31, 1997. The rate of growth at OMS slowed during the third quarter of the current year as compared to the first two quarters due to the slowdown in the semi-conductor industry fueled by the financial crisis in Asia. Several customers of OMS rely heavily on business from Asia. Consequently, they have delayed their purchasing plans temporarily until demand for their products resume. OMS is heavily dependent on the semiconductor industry for its revenue. New technology scheduled to be introduced in the 4th quarter of fiscal year end June 30, 1998, will enable OMS to compete in the larger Systems Integration market.

     Gross profits by subsidiary follows:

                                                     Increase/
                         1998          1997         (Decrease)

Biotrol             $ 3,268,699    $ 2,266,442    $ 1,002,257
Challenge               504,169        400,454        103,715
Micro Motors          2,676,984      2,696,237        (19,253)
Oregon Micro Systems  3,689,085      2,473,660      1,215,425

                    $10,138,937    $ 7,836,793    $ 2,302,144

     The Company's consolidated gross profit from continuing operations for the nine months ended March 31, 1998, grew 29.4% over the nine months ended March 31, 1997. Gross profit percentage increased to 58.5% for the nine months ended March 31, 1998, from 57.6% for the nine months ended March 31, 1997. Sales of higher margin products at Biotrol and Oregon Micro Systems was largely responsible for the rise. Gross profit dollars increased primarily due to the increase in revenue.

     Operating expenses increased 3.5% from $8,260,940 for the nine months ended March 31, 1997, to $8,552,527 for the nine months ended March 31, 1998. As a percentage of revenue operating expenses for the nine-month period ended March 31, 1998, was 49.4% compared to 60.7% for the same nine-month period a year ago. Research and development expense rose 63.7% for the nine months ended March 31, 1998, to $1,023,505 from $624,174 for the nine months ended March 31, 1998. During the nine month period ended March 31, 1997, the Company incurred restructuring expenses mostly for severance costs due to employee terminations totaling $475,000.

     Operating income for the nine months ended March 31, 1998, increased to $1,586,410 from a loss of ($424,146) for the nine months ended March 31, 1997, mainly due to the increase in sales and gross profit for the nine months.

     Income (loss) from continuing operations increased
$1,514,514 to $561,133, or $0.06 per share for the nine months ended March 31, 1998, from a loss of ($953,381), or ($0.10) per share for the nine months ended March 31, 1997.

     During fiscal year ended June 30, 1997, the Company disposed of its Pnu-Light operations as well as its Dental Clinic Management business. Losses sustained by these two businesses are reported as discontinued operations for the nine months ended March 31, 1997, and amounted to $767,119 or, ($0.09) per share, net of related tax benefit of $296,300.

Liquidity and Capital Resources

     As of March 31, 1998, the Company had liquid resources consisting of cash, cash equivalents, and credit available on an existing credit line totaling $2,494,991. Cash flow continues to be strong as earnings before interest, taxes, depreciation, and amortization (EBITDA) for the nine months ended March 31, 1998, were $2,747,837. Management believes that funds generated from operations along with funds available under the credit line are sufficient to cover anticipated operating needs as well as capital expenditure requirements for the current year.

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

Other Matters

     Presently the Company's information technology systems are inadequate to handle year 2000 requirements. The Company has purchased new computer hardware and software to enable it among other things to conform to year 2000 requirements. In addition, a new information technology position has been staffed to facilitate the implementation of the new hardware and software, and the Company will be year 2000 compliant during the fiscal year ended June 30, 1999.

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:   March 31, 1998      /s/ Kent E. Searl

                            -----------------------------------
                            Kent E. Searl, Chairman



Date:   March 31, 1998      /s/ George J. Isaac

                           -----------------------------------
                           George J. Isaac,
                           Chief Financial Officer