Form 10KSB
period 1998-06-30
PRO DEX INC
filed 1998-09-28
CIK 788920

U.S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

                            FORM 10-KSB

     [X]  Annual Report Pursuant to Section 13 or 15(d) of the
                  Securities Exchange Act of 1934
                          (Fee Required)

          For the fiscal year ended June 30, 1998

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

  Check whether the issuer (1) has filed all reports required by
Section 13 or 15(d) of the Exchange Act during the past 12
months, and (2) has been subject to such filing requirements for
the past 90 days.    Yes [X]  No [ ]

  Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

  Issuer's revenues for its' most recent fiscal year was $22,648,183.

  The aggregate market value of the voting stock held by non-affiliates computed by reference to the average of the bid and asked as of September 11, 1998 was $8,690,638.

  The number of shares of the Registrant's no par value common stock outstanding as of September 11, 1998 was 8,787,300.

  DOCUMENTS INCORPORATED BY REFERENCE: Certain Exhibits, as set forth in the Exhibit Index. Exhibit index begins on sequentially numbered page 30.

                            PART I

Item 1.  Business

Forward-Looking Statements
--------------------------

  Statements made in this Form 10-KSB that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Act and Section
21E of the 1934 Act. These statements often can be identified by the use of terms such as "may," "will," "expect," anticipate," "estimate," or "continue," or the negative thereof. The Company intends that such forward-looking statements be subject to the safe harbor provisions for such statements. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond the control of the Company that could cause actual results and events to differ materially from historical results of operations and events as well as those presently anticipated or projected. These factors include adverse economic conditions, entry of new and stronger competitors, capital availability, unexpected costs and failure to capitalize upon access to new clientele. Additional risks and uncertainties which may affect forward-looking statements about the Company's business and prospects include ramification of the industry consolidation of dental dealers and distributors, managed health care, acquisition opportunities and the Company's ability to effectively integrate operations of acquired companies, failure to maintain favorable supplier relationships, Y2K issues of various customers and vendors and inability to engage qualified human resources as needed. The Company disclaims any obligations subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

General
-------

  Pro-Dex, Inc. (or the "Company") is a Colorado based holding company doing business through four wholly owned subsidiaries, Biotrol International, Inc. ("Biotrol"), Challenge Products, Inc. ("Challenge"), Micro Motors, Inc. ("Micro"), and Oregon Micro Systems, Inc. ("OMS"). Biotrol is located in Louisville, Colorado, and manufactures and distributes infection control products, and distributes preventive products, handpieces, and ultrasonic scalers for the dental industry. Challenge is located in Osage Beach, Missouri, and manufactures fluoride and related products for preventive dentistry. Micro, of Santa Ana, California, manufactures a complete line of handpieces for the dental industry, and miniature pneumatic motors with medical and industrial applications. OMS is headquartered in Beaverton, Oregon where it designs and manufactures motion controllers used to control the motion of servo and stepper motors, predominantly for the medical analysis equipment and semiconductor industries.

  The Company was organized in March 1978 as a California corporation and reincorporated in May 1994 as a Colorado corporation. Its principal headquarters are located at 1401
Walnut Street, Suite 540, Boulder, Colorado 80302.

Acquisitions (1995) and Divestitures (1997)
-------------------------------------------

  On July 25, 1995, the Company acquired all of the outstanding stock of OMS. OMS designs and manufactures motion controllers used to control the motion of servo and stepper motors, predominantly for the medical analysis equipment and semiconductor industries. In addition to the stock of OMS, the Company acquired certain assets from the sole shareholder of OMS consisting of two letters patent for the design of OMS's motion controllers. The purchase price for the stock and related assets was $6.7 million.

  Micro was acquired by the Company through the merger with the Company's wholly owned subsidiary effective on July 25, 1995. The Company issued 3,350,000 shares of its common stock in exchange for all of the outstanding shares of Micro. In addition, the Company assumed all outstanding Micro employee stock options which were converted into options to purchase 591,120 equivalent shares of the Company's common stock (based upon the merger exchange ratio).

  The acquisitions of OMS and Micro have been accounted for as a purchase and the results of operations of both companies since their acquisition date are included in the Company's consolidated financial statements.

  During fiscal 1995, management determined that the operations of Pro-Dex Management, Inc. ("DCM"), the Company's dental clinic management subsidiary in California, were of marginal strategic value and historic profit contribution was negative. Consequently, on June 12, 1997, the Company completed the sale of certain assets of DCM. In exchange for inventory, property, and equipment, the purchaser assumed approximately $670,000 of the Company's liabilities. (In addition, with assistance from the purchaser, the Company maintained ownership of approximately $1,800,000 in existing net accounts receivable.) During 1998, DCM's purchaser collected approximately $650,000 of the $1.8 million of accounts receivable, but due to financial difficulties remitted only $50,000 of the amount collected to the Company. Subsequent to year end and in conjunction with a reorganization by the purchaser, and in consideration for guaranteeing collection of the full net amount of the accounts receivable, the Company agreed to restructure the balance owed of $1,750,000 as follows: a five year, 6% promissory note totaling $850,000, 5% convertible preferred stock of the purchaser's entity valued at $900,000 and warrants to acquire common stock in DCM's purchaser.

  In April 1997, the Company completed the unwinding of its acquisition of Pnu-Light Tool Works, Inc. ("Pnu-Light"). The Company acquired the assets of Pnu-Light, a developer of patented pneumatic lighting mechanisms for hand tools, in May 1996 in exchange for 368,483 shares of the Company's common stock. The Company anticipated that Pnu-Light's patented lighting apparatus would complement the pneumatic motors used in dental handpieces manufactured by Micro. The anticipated synergy between Pnu-Light and Micro did not meet the Company's expectations. Accordingly, and pursuant to the procedures contained in the Pnu-Light Asset Purchase Agreement, all of the shares of its common stock issued in the transaction for the Pnu-Light assets were returned to the Company. In exchange for the reconveyance of its shares, the Company assigned the patent covering the pneumatic lighting apparatus to Pnu-Light's successor entity, while retaining a nonexclusive, fully paid, worldwide license to the technology.

  The Company has previously announced its intent to make acquisitions as part of its long-term commitment to the growth and development of the Company. To that end, the Company announced it has retained the investment banking firm of Cleary Gull Reiland & McDevitt, Inc. to act as its financial advisor and assist the Company in evaluating strategic options in its ongoing effort to grow through acquisitions and to attract greater institutional and retail participation in its stock.

Description of Subsidiary Business
----------------------------------

Biotrol
-------

  Biotrol is a marketer, manufacturer, and distributor of dental products. Biotrol specializes in infection control products, preventive dental products, handpieces and ultrasonic scalers. Its infection control products work effectively as a system for eliminating cross-contamination of infectious organisms in the dental operatory. Biotrol's infection control system includes four major categories of products: surface cleaners and disinfectants; instrument immersion cleaners and disinfectants; a dental evacuation system cleaner; and general barrier products. Biotrol markets an extensive line of professional preventive dental products manufactured for Biotrol by Challenge under the name "Perfect ChoiceT". These products include fluoride gels and rinses, in addition to prophy pastes and related preventive dental products. In July 1997, Biotrol began offering a full line of dental handpieces manufactured by Micro. Biotrol also markets an extensive line of ultrasonic scalers manufactured in Sweden.

  Biotrol products are distributed exclusively through dental dealers. Two distribution companies control more than sixty percent (60%) of the sales of dental products through dealers. Over forty seven percent (47%) of Biotrol's sales are attributable to these two companies with whom Biotrol has maintained longstanding relationships. Biotrol has no plans to discontinue these relationships, nor does it believe these customers have any plans to discontinue their relationship with Biotrol. Any material adverse change in the relationship with these two customers may be financially detrimental to Biotrol.

  Biotrol considers its relationships with its various suppliers and manufacturers to be excellent. It does not intend to terminate any relationship at this time, nor does its management believe any relationships will be terminated by a supplier or manufacturer. Biotrol holds no franchises and has no exclusive arrangements with its suppliers or manufacturers, excepting only its exclusive right to market Amdent ultrasonic scalers in North America. Biotrol has surveyed its suppliers, manufacturers, and customers to determine whether or not each of them will be Y2K compliant in an effort to minimize the impact of that event. Pending receipt of responses of those surveyed, which responses are anticipated by calendar year end, the Company cannot predict the risk of business interruption due to the Y2K non-compliance of its vendors. Should a product become unavailable for any reason from a significant vendor, such unavailability could have a negative impact on Biotrol's business.

  At the present time, Biotrol is usually able to fill orders within 48 hours. At June 30, 1998, Biotrol had no order backlog, and had virtually no backlog at June 30, 1997. Biotrol does not typically experience seasonal fluctuations in its orders.

Challenge
---------

  Challenge is a manufacturer of products used by dentists for the prevention of dental disease. The majority of its business is the formulation and manufacture of gels, pastes, and rinses for in-office and home treatments for the prevention of dental diseases. Its products are sold under the Challenge labels of "Perfect Choice(TM)", "Dual X(TM)", "Dentalite(TM)", and "Prophy Gems(TM)", which are marketed under the "Perfect Choice(TM)" label. Biotrol markets Challenge's products through Biotrol's sales force and distributors.

  Forty four percent (44%) of Challenge's products are formulated, packaged, and sold under private label agreements with other dental manufacturers and distributors. Such manufacturers/distributors represent a significant percentage of Challenge's private label sales; however, these relationships are longstanding and Challenge has no plans to discontinue these relationships, nor does it believe that these customers have any plans to discontinue their relationships with Challenge. Any material adverse change in the relationships with either of the two customers representing significant percentages of Challenge's private label sales may be financially detrimental to Challenge.

  Seventy seven percent (77%) of Challenge's revenues are derived from sales to its three largest customers. The largest portion of such revenues, constituting fifty percent (50%) of total sales, are attributable to Biotrol. Management considers that the inter-company nature of the relationship with Biotrol affords somewhat greater security of continuity of relationship than could ordinarily be expected. Nevertheless, if any material adverse change were to occur in Challenge's volume of business with either of its three largest customers, such change may be financially detrimental to Challenge.

  Challenge considers its relationships with its various suppliers and distributors to be excellent. It does not intend to terminate any relationship at this time, nor does its management believe any relationships will be terminated by a supplier or distributor. Challenge holds no franchises and has no exclusive arrangements with any of its suppliers or distributors, excepting only that license from Dunhall Pharmaceuticals, Inc. for the manufacture of tooth whitening products. Challenge has surveyed its suppliers, manufacturers, and customers to determine whether or not each of them will be Y2K compliant in an effort to minimize the impact of that event. Pending receipt of responses of those surveyed, which responses are anticipated by calendar year end, the Company cannot predict the risk of business interruption due to the Y2K non-compliance of its vendors. Should a product become unavailable for any reason from a significant vendor, such unavailability could have a negative impact on Challenge's business.

  Challenge usually fills orders for its branded "Perfect Choice(TM)" and "Prophy Gem(TM)" products within 30 days. Private label customers usually anticipate a 30 to 60-day lead-time for the delivery of products. As of June 30, 1998, Challenge had a backlog of $260,261, the largest proportion of which is related to timing of orders for private label products not due for immediate shipment. At June 30, 1997, Challenge had a backlog of $129,000, which represented significant private label orders not yet due for shipment. Challenge does not typically experience seasonal fluctuations in its orders, and expects to fill all of its orders during the current fiscal year.

Micro Motors
------------

  Micro manufactures and distributes a complete line of dental handpieces for the dentist and hygienist. In addition, Micro manufactures miniature pneumatic motors used in dental, medical, and industrial devices. The branded handpiece line is sold by Biotrol to dental distributors, who in turn market directly to the dentist. Micro products are sold under the trademarks "Dynatorq(TM)", "Dynapro(TM)", "Dynalite(TM)", "Dynasurg(TM)", and "Micro Handpiece(TM)".

  Micro's industrial products are sold directly to original equipment manufacturers. Seventy eight percent (78%) of Micro's sales in the year ended June 30, 1998 were accounted for by sales of dental handpieces.

  Approximately twenty two percent (22%) of Micro's sales in the year ended June 30, 1998 consisted of sales of miniature pneumatic motors for industrial and medical applications. Micro's pnuematic motors are marketed through an independent distribution network.

  Micro considers its relationships with its various suppliers and manufacturers to be excellent. It does not intend to terminate any relationship at this time, nor does its management believe any relationships will be terminated by a supplier or manufacturer. Micro holds no franchises and has no exclusive arrangements with any of its suppliers or manufacturers. Micro has surveyed its suppliers, manufacturers, and customers to determine whether or not each of them will be Y2K compliant in an effort to minimize the impact of that event. Pending receipt of responses of those surveyed, which responses are anticipated by calendar year end, the Company cannot predict the risk of business interruption due to the Y2K non-compliance of its vendors. Should a product become unavailable for any reason from a significant vendor, such unavailability could have a negative impact on Micro's business.

  At the present time, Micro is usually able to fill orders within sixty (60) days. At June 30, 1998, Micro had a backlog, which includes future orders, of approximately $2,157,327, which it believed to be firm. At June 30, 1997, Micro had a backlog of approximately $3.1 million. Micro expects to fill all of its backlog of orders during the current fiscal year. Micro does not typically experience seasonal fluctuations in its orders.

OMS
---

  OMS designs and manufactures motion controllers to control the motion of motors used predominantly in medical analysis equipment and semiconductor equipment. For the present, OMS's products are profitably marketed at prices which compare favorably with any alternative products. As in any high-technology area, it is important for OMS to continue development efforts to achieve continued market acceptance. To that end, OMS has developed a new generation of motion control products in its PC 104 line.

  OMS's three largest customers account for forty six percent (46%) of its sales, with the largest of such customers accounting for twenty one percent (21%) of sales. These relationships are well established. OMS has no plans to discontinue the relationships, and has no reason to believe that these customers have any plans to discontinue their relationships with OMS. Nevertheless, any material adverse change in the relationship with any customer representing a significant percentage of OMS sales may be financially detrimental to OMS. Further, it is generally accepted that the Asian monetary crisis, together with the overcapacity of semiconductor fabrication equipment, has contributed to the depression in the semiconductor industry which decline has had an impact on OMS. The duration of this decline is not predictable.

  OMS considers its relationships with its various suppliers and manufacturers to be excellent. It does not intend to terminate any relationship at this time, nor does its management believe any relationships will be terminated by a supplier or manufacturer. OMS holds no franchises and has no exclusive arrangements with any of its suppliers or manufacturers. OMS has surveyed its suppliers, manufacturers, and customers to determine whether or not each of them will be Y2K compliant in an effort to minimize the impact of that event. Pending receipt of responses of those surveyed, which responses are anticipated by calendar year end, the Company cannot predict the risk of business interruption due to the Y2K non-compliance of its vendors.
Should a product become unavailable for any reason from a significant vendor, such unavailability could have a negative impact on OMS's business.

  At the present time, OMS is usually able to fill its orders within 24 hours. At June 30, 1998, the backlog for OMS, including future orders, was approximately $574,016, as compared to $697,000 as of June 30, 1997. OMS does not typically experience seasonal fluctuations in its orders, although there are fluctuations in demand resulting from cyclical activity in the industries it serves.

Competition
-----------

  Certain products manufactured and distributed by the Company's subsidiaries are comparable to competing products offered by several other large manufacturers and distributors. Intensified competition in the future may result in price reductions, reduced revenues and profit margins, and loss of market share, which would adversely affect the Company's business, consolidated results of operations, and financial condition.

Research and Development
------------------------

  The Company has a number of research and development programs in place at its various subsidiaries. The Company considers these product development programs to be of importance in both maintaining and improving its market position. The amounts spent on research and development activities in 1998 and 1997 were approximately $1,409,572 and $1,092,006, respectively. Micro and Challenge plan to increase research and development expenditures during the coming year to service their existing OEM customers as well as broaden their product lines to take advantage of additional private label opportunities.

Employees
---------

  At June 30, 1998, the Company had approximately 141 full and part-time employees (excluding independent contractors). At that time, seven full-time employees were assigned to corporate headquarters, and devoted substantially all of their time to the operations of the Company. Challenge employed approximately 17 persons, Biotrol employed approximately 38 persons, and Micro employed 61 persons, four of which were part-time. OMS employed 18 persons, 16 full-time and two part-time.

  Employees of the Company have not entered into any collective bargaining agreements with the Company. The Company considers its relations with its employees to be good.

Government Regulations
----------------------

  The manufacture and distribution of dental products such as the Micro dental handpiece, the infection control products and ultrasonic scalers marketed by Biotrol, and the dental prophylaxis and bleaching products manufactured by Challenge are subject to a number of state and federal regulatory bodies, including state dental boards, the Environmental Protection Agency ("EPA"), and the Food and Drug Administration ("FDA").
The statutes, regulations, administrative orders, and advisories which affect the Company's businesses are complex and subject to diverse, often conflicting, interpretations. While the Company's management and management of each of the Company's operating subsidiaries make every effort to maintain full compliance with all applicable laws and regulations, the Company is unable to eliminate an ongoing risk that one or more of its activities may at some point be determined to have been non-compliant. The penalties of non-compliance could range from an administrative warning to termination of a portion of the Company's business. Further, even if the Company is subsequently determined to have fully complied with applicable law or regulation, its costs achieving such a determination and intervening loss of business could adversely affect or even terminate a portion of the Company's business. Further, a change in regulations at any time may have an adverse effect on the Company's operations. Notwithstanding the risks inherent in the Company's business sectors, management believes that each of the Company's subsidiaries deservedly enjoys a good reputation for compliance with applicable regulations.

  Several of Biotrol's products fall under the EPA's jurisdiction and are registered with the EPA. The FDA has jurisdiction over Biotrol products that are considered medical devices or drugs. Both EPA and FDA have broad enforcement power to recall and prohibit the sale of non-complying products. As is common in the industry, certain of Biotrol's products and processes have been periodically the subject of routine reviews and investigations by the EPA and FDA. Although certain products have been subject to action by the EPA in the past, those actions were resolved to the satisfaction of Biotrol's management and without recall or other interference with the operations of Biotrol. While the Company's management is confident that Biotrol products and processes fully comply with applicable laws and regulations, the Company is unable to predict the outcome of any such investigation or review, pending its completion. Management believes that Biotrol follows Quality System Regulation (QSR).

  The FDA has jurisdiction over Challenge products that are considered medical devices or drugs. As noted above, the FDA has broad enforcement power to recall and prohibit the sale of non-complying products. No claim has been made to date by FDA against Challenge or any of its products or processes. Nevertheless, as is common in the industry, certain of Challenge's products and processes have been the subject of routine reviews and investigations. While the Company's management is confident that Challenge's products and processes fully comply with applicable laws and regulations, the Company is unable to predict the outcome of any such investigation or review, pending its completion. Management believes that Challenge follows QSR.

  Micro's dental handpieces are regulated by the FDA as Class 1 medical devices and certain materials processed by Micro are regulated by EPA. Again, both the FDA and EPA have broad enforcement power to recall and prohibit the sale of products which do not comply with federal regulations and to order the cessation of non-compliant processes. No claim has been made to date by FDA or EPA regarding any Micro products or processes. Nevertheless, as is common in the industry, certain of Micro's products and processes have been the subject of routine reviews and investigations. While the Company's management is confident that Micro's products and processes fully comply with applicable laws and regulations, the Company is unable to predict the outcome of any such investigation or review, pending its completion. Management believes that Micro follows QSR.

  Management believes that OMS's business in the manufacture and distribution of multi-axis circuit boards, including the processes and materials, is conducted in a manner consistent with EPA regulations governing disposition of industrial waste materials. Although the semiconductor and computer chip industries are significantly impacted by the EPA regulations applicable to the processes and materials used in production of computer chips and computer chip components, OMS's management has undertaken measures, where possible, to reduce OMS's exposure to risk of non-compliance. Most significantly, OMS acquires pre-manufactured boards as platforms upon which to place OMS technology. While the Company's management is confident that OMS products and processes fully comply with applicable laws and regulations, the Company is unable to predict the outcome of any investigation or review which may in the future be undertaken respecting OMS or its products or processes. Management believes that OMS follows QSR.

  All Pro-Dex subsidiaries maintain ISO 9001 certified facilities, and Biotrol has received EN 46001 certification.

Patents, Trademarks, and Licensing Agreements
---------------------------------------------

  The Company holds letters patent relating to the multi-axis motion controllers manufactured by OMS and to the prophy ring technology utilized by Challenge. In addition, Micro holds letters patent relating to its miniature pneumatic motor products. Patents held by the Company and Micro have varying expiration dates, none of which will expire earlier than 2005. Further, the Company has retained a non-exclusive, paid up, worldwide license to the letters patent relating to the pneumatic light for incorporation into hand-tools.

  The Company conducted a limited review of the letters patent acquired in connection with the OMS and Micro acquisitions and believes that the use of such letters patent is neither infringed upon by any third party, nor infringes on any prior art of any third party. Notwithstanding that fact, the Company's Micro subsidiary is currently a named co-defendant in an action for infringement. Based upon management's understanding of the relevant facts and applicable law after consultation with patent counsel, it's preliminary assessment is that the claim is without merit and will be vigorously contested. See "Item 3 - Legal Proceedings." The Company is unable to assess the validity, scope, or defensibility of its letters patent, and any challenge to or claim of infringement relating to the Company's letters patent could adversely affect the Company's Challenge, Micro and OMS operations.

  Prior to the Company's acquisition of OMS, OMS and its founder entered into a worldwide, fully paid, limited use license of certain letters patent with Abbott Laboratories. The founder of OMS has agreed to indemnify the Company for any further duties to be performed in connection with the license to Abbott Laboratories, which are the obligation of such individual as sole recipient of related royalties.

  The Company's Micro subsidiary has certain trademarks relating to its miniature pneumatic motor products, including "Dynatorq(TM)", "Dynapro(TM)", "Dynalite(TM)", "Dynasurg(TM)", and "Micro Handpiece(TM)". Challenge's products are sold under the trade name "Dentalite(TM)", in the United States and Canada. In addition, Challenge offers its line of preventive dental products under its "Perfect Choice(TM)" tradename. Challenge also markets its "Prophy Gems(TM)" dental prophylaxis product under its "Perfect Choice(TM)" trademark in both the United States and Canada. Biotrol has filed for federal trademark protection for "Biotrol International, Inc.(TM)", "Birexse(TM)", and "Perfect Care(TM)".

  Challenge has entered into an agreement with Dunhall
Pharmaceuticals, Inc. pursuant to which Challenge has been granted a non-exclusive license to extend to its customers a patented method for brightening teeth under a variety of product names.

  Except as noted above, the Company has not entered into any licensing or franchising agreements and has no present plans to do so.


Item 2.  Properties

  The Company's Executive offices are located at 1401 Walnut Street, Suite 540, Boulder, Colorado 80302. The Company leases these offices for $2,198 per month, on a month to month basis, under a sub-lease from Professional Sales Associates, Inc., a dental equipment marketing firm for which two of the Company's directors are also directors and shareholders. The per square foot cost of the Company's spaces under its sub-lease equals the per-square foot cost of the master lease, and the Company's sub-lease is subject to the terms of the master lease. The master lease under which the Company sub-leases expires January 31, 2000. The Company's sub-tenancy has been ratified by a disinterested majority of the Board of Directors, which does not feel that the Company's operations would be unduly inconvenienced were the Company required to relocate. Although the Board of Directors believes that the monthly rental for its Boulder office facility is comparable to rents charged for comparable properties in the market area, the terms of such lease may not be the same as might have been negotiated with a third party in an arms' length transaction. See "Item 12 - Certain Relationships and Related Party Transactions."

  Biotrol recently completed an expansion of its office, assemblage, and warehouse facility located at 650 South Taylor Avenue, Suite 20, Louisville, Colorado 80027. Biotrol leases 21,600 square feet, an increase from the 15,000 square feet previously let, from a non-affiliated organization. The expansion was necessitated by increasing sales and staff. Biotrol's lease expires on December 31, 2002. Biotrol currently pays a monthly rental of $13,114 which will escalate to $18,300 per month during the final year of the lease term. Biotrol is also responsible for its proportionate share of common expenses.

  Challenge owns an office and manufacturing facility located at 1100 Bluff Drive, Osage Beach, Missouri 65065. The office and manufacturing facility is approximately 14,000 square feet on 1.2 acres of land. In addition, Challenge has 8.8 acres of previously undeveloped land adjacent to the manufacturing facility on which a new 4,000 square foot warehouse is being constructed. Challenge anticipates completion of the facility by January 1, 1999.

  Micro's office and manufacturing facility is located at 151 East Columbine Avenue, Santa Ana, California 92707. Micro leases the facility under a previously existing lease from Mr. Ronald G. Coss, currently a director of the Company, at a monthly rental of $ 28,576. The Company's management believes that the monthly rental is comparable to rents charged for comparable properties in the market area, but the terms of the lease may not be the same as might have been negotiated with a third party in an arms' length transaction. The property upon which the Micro plant is located contains ground water monitoring devices in order to comply with applicable California and EPA regulations relating to activities of a prior owner of the property. Such monitoring activity has not to date indicated a requirement for remedial action. Micro and the Company require full compliance by the lessor with applicable California and EPA standards. See "Item 12 - Certain Relationships and Related Party Transactions."

  OMS's offices and manufacturing facilities are located at 1800 N.W. 169th Place, Suite C100, Beaverton, Oregon 07005. OMS leases the facility from an unrelated third party, at a monthly lease rate of $8,147, with the lease to terminate on May 31, 1999.

  Under the terms of sale of assets of its DCM dental clinic management subsidiary, the Company is responsible for the leases of five dental clinic offices situated in Sears' store in north-central California. The Company currently subleases these offices to the purchaser of the DCM operations on the same terms provided in the Company's leases. The leases involve an aggregate square footage and monthly payments of 11,039 square feet and $22,774, respectively. The lease terms expire at various dates in 1999 and 2000. The purchaser of the DCM operations, Professional Dental Management, LLC (now known as Consolidated Dental Management, Inc.) has completed a financial restructure that it anticipates will be beneficial in its negotiations with Sears for consent and approval of the assignment of the five leases to Consolidated.


Item 3.  Legal Proceedings

  On December 1, 1997, U.S. District Judge Daniel B. Sparr dismissed an action filed against the Company and Biotrol in the U.S. District Court for the District of Colorado by Cottrell,
Ltd. ("Cottrell"). The Court found that Cottrell's complaint sought a determination whether Birex(R) labels, Biotrol's hard surface dental disinfectant product, violated EPA labeling regulations. The Court held that the resolution of the complaint would require the Court to interpret and apply regulations within the exclusive jurisdiction of EPA. Accordingly, the Court granted the Company's and Biotrol's Motion to Dismiss, denied Cottrell's Motion for Leave to Amend its Complaint, and dismissed the case in its entirety. On December 26, 1997, a Notice of Appeal was filed in the U. S. District Court. Appellant's (Cottrell's) Opening Brief was filed with the U. S. Court of Appeals for the Tenth Circuit on April 20, 1998 alleging that Cottrell had independently ascertainable claims under the Lanham Act, and that the District Court erred in declining to allow Cottrell to file an amended complaint curing any jurisdictional defect. Appellees, the Company and Biotrol, filed a Responsive Brief on June 2, 1998, arguing that the EPA has the exclusive jurisdiction over the subject matter of the claim and that the ruling of the District Court be affirmed. Appellant filed a Brief in Reply on June 19, 1998. No further action has been taken by the Court and the parties are awaiting a ruling as to whether oral arguments will be permitted. The Company's management has vigorously defended against the action and based on the Company's current understanding of the relevant facts and law, as well as the ruling of the District Court, management does not expect that the outcome of these legal proceedings will have a material adverse effect on the consolidated financial condition, operating results, or liquidity of the Company. See "Pro-Dex Consolidated Financial Statements -
Note 3."

  On July 6, 1998, Miyad, Inc., a California corporation ("Miyad"), filed a patent infringement action in the U.S. District Court for the Southern District of California against Implant Technologies, Ltd. ("ITL"), its principal, Courtney Emery ("Emery"), and Micro Motors, Inc. ("Micro"). The complaint, as it pertains to Micro, alleges contributory infringement, inducement of infringement, and breach of a confidentiality agreement. The complaint seeks, among other things, injunctive relief, disgorgement of profit and other compensation in an amount to be determined by the Court. The essence of the complaint is that Micro supplies a sterilizable motor assembly to co-defendants ITL and Emery for inclusion in ITL's allegedly infringing portable power supply systems. Micro management is of the belief that Miyad is controlled by a former employee of Micro's engineering department who, at the time of the filing of the application of the patent allegedly being infringed, was subject to the non-compete and confidentiality terms of a consulting agreement. The Company and Micro have retained patent counsel to provide an infringement analysis and to defend the allegations set forth in the complaint. Based upon management's understanding of the relevant facts and applicable law, its preliminary assessment is that a judgement adverse to Micro would not materially affect the Company. Further, management of Micro believes the complaint to be without merit, and is vigorously contesting the allegations set forth therein. See "Pro-Dex Consolidated Financial Statements - Note 3."

  The manufacture and distribution of certain products by subsidiaries of the Company involves a risk of legal action, and, from time to time, the Company and its subsidiaries are named as defendants in lawsuits. While the Company's management is confident that these matters will not have a material adverse impact on the financial condition of the Company, there can be no certainty that the Company may not ultimately incur liability.

Item 4.  Submission of Matters to a Vote of Security Holders
         During the Year Ended June 30, 1998

  No matter was submitted to a vote of the Company's shareholders during the fourth quarter ended June 30, 1998.


                               PART II

  The Company's no par value common stock is quoted under the symbol "PDEX" on the automated quotation system of the National Association of Securities Dealers Small Cap Market ("NASDAQ"). The range of the high and low quarterly sales prices quotations for the Company's common stock as quoted by NASDAQ for the past two fiscal years is provided below.


Item 5.  Market for Registrant's Common Stock and Related
         Stockholder Matters

  Fiscal Year - 1998                  High          Low
  -------------------------------------------------------
    First quarter                    $2.56         $1.75
    Second quarter                    3.50          2.31
    Third quarter                     2.94          2.06
    Fourth quarter                    2.31          1.75

  Fiscal Year - 1997                  High          Low
  -------------------------------------------------------
    First quarter                    $4.88         $3.31
    Second quarter                    4.25          2.31
    Third quarter                     2.81          1.25
    Fourth quarter                    2.50          1.38

  On September 11, 1998, the last sale price of the common stock as reported by NASDAQ was $1.56 per share. The last sale price reported on NASDAQ on June 30, 1998, was $1.94 per share.

  At June 30, 1998, the approximate number of holders of record of the Company's common stock was 376. This number does not include beneficial owners including holders whose shares are held in nominee or "street" name.

  The Company has not paid a cash dividend with respect to its common stock, and has no present intention to pay cash dividends in the foreseeable future. The current policy of the Company's board of directors is to retain earnings to provide funds for the operation and expansion of its business. Future dividends, if any, will be determined by the Board of Directors in light of the circumstances then existing, including the Company's earnings and financial requirements and general business conditions. The Company's credit arrangements with Harris Bank restrict the right of the Company to declare and pay cash dividends without prior consent.

Item 6.  Management's Discussion and Analysis

  The following discussion and analysis provide information that the Company's management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition for the two years ended June 30, 1998 compared to the same periods of the prior years. This discussion should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included elsewhere in this Report. This Report contains certain forward-looking statements and information. The cautionary statements should be read as being applicable to all related forward-looking statements wherever they may appear. The Company's actual future results could differ materially from those discussed herein.

Selected Financial Data
-----------------------

  The following table sets forth selected financial data regarding the Company's financial position and operating results.
This data should be read in conjunction with the Company's
Consolidated Financial Statements and the Notes thereto and "Management's discussion and Analysis."

        (All amounts in thousands except per share data)

                                           Year ended June 30,
                                            1998         1997
                                            ----         ----
Statement of Operations Data

  Net sales                               $22,648      $19,197

  Cost of sales                            10,018        8,341
                                         ---------     --------

  Gross profit                             12,630       10,856

  Operating expenses                       11,243       10,766
                                         ---------     --------

  Net operating income                      1,387           90

  Net interest (expense)                     (882)      (1,229)

  Income tax (expense) credit                (151)         252
                                          --------     --------

  Income (loss) from continuing operations    354         (887)

  Loss from discontinued operations                       (696)
                                          --------     --------
  Net income (loss)                       $   354      $(1,583)
                                          ========     ========


Results of Operations for Fiscal Year Ended June 30, 1998,
Compared to Fiscal Year Ended June 30, 1997
-----------------------------------------------------------

  Net sales by subsidiary follows:
                                                     Increase/
                            1998         1997       (Decrease)
                            ----         ----       ----------
  Biotrol               $ 8,456,983  $ 5,720,127  $ 2,736,856
  Challenge               1,753,194    1,324,844      428,350
  Micro Motors            8,393,714    7,978,755      414,959
  Oregon Micro Systems    5,768,285    4,836,770      931,515
  (Intercompany sales)   (1,723,993)    (663,661)  (1,060,332)
                        ------------ ------------ ------------
                        $22,648,183  $19,196,835  $ 3,451,348
                        ============ ============ ============

  Net sales increased $3.5 million, or 18%, to $22.6 million for the year ended June 30, 1998 from $19.2 million for the year ended June 30, 1997. Sales at Biotrol for the year ended June 30, 1998 increased 47.8% over the year ended June 30, 1997. During the first quarter of the fiscal year, the expanded sales force at Biotrol increased from 11 to 16 people. In addition, effective July 1, 1997, Biotrol broadened its product line to include small equipment when it acquired the sales and marketing responsibility of the branded hand-piece line manufactured by Micro Motors. Sales of infection control products for the year ended June 30, 1998 increased 22.8% compared to the prior year. Sales of preventive dentistry products increased 35.8% over the previous year. At Challenge, sales for the year ended June 30, 1998 increased by 32.3% over the year ended June 30, 1997. Sales to private label customers and wholesale customers of Challenge increased by 31.2% to $867,173 for the year ended June 30, 1998, from $661,163 for the year ended June 30, 1997. Intercompany sales to Biotrol increased by 29.9% to $886,021 for the year ended June 30, 1998 from $682,132 for the year ended June 30, 1997. At Micro Motors, effective July 1, 1997, the marketing and sales responsibility for the branded hand-piece line was shifted from an independent sales organization to the sales force already in place at Biotrol. As a result of that change, Micro concentrated its efforts on manufacturing products for its private label and OEM customers. Private label and OEM sales increased at Micro by 11.4% over the year ended June 30, 1997. Sales at Micro included $837,972 of intercompany sales to Biotrol during the year ended June 30, 1998. Sales at OMS increased by 19.3% over the previous year. OMS continues to depend heavily on the semiconductor industry for its revenue base.

  Consolidated sales of dental products for the year ended June 30, 1998 increased approximately $2.5 million or 19.3% (approximately three times the average growth rate for the industry) over the year ended June 30, 1997. New products and the expanded sales force were the main contributors to the increase. Management continues to search for compatible products and companies to acquire to enable it to take advantage of the excellent reputation its sales force has in the dental industry. The distribution channels for dental products continue to contract and consolidate. Two distribution companies control more than 60% of the sales of dental products sold through dealers. These large distributors are demanding among other things that suppliers are ISO 9000 certified, Y2K compliant, and have EDI and bar coding capabilities. To meet customer demands all subsidiaries achieved ISO 9000 certification during fiscal 1998. In addition, the company is currently implementing new information technology that will make it Y2K compliant, and provide EDI capabilities. Since Pro-Dex sells its dental products exclusively through dealers, management is committed to providing the necessary technology and regulatory support to satisfy its dealer customers.

  Since 1982, OMS has sold the majority of its motion control products to the semiconductor industry. Since January 1998, the Asian semiconductor industry has slowed due to massive over capacity of memory products and declining currency values. This situation has had a major effect on OMS' ability to produce sales as the majority of OMS customers are firmly entrenched in the Asian semiconductor fabrication equipment market. During 1998, OMS developed a new generation of motion control products to enable it to enter new markets of motion control, and to strengthen its position in the semiconductor equipment manufacturing market. The product family developed with a PC/104 specification offers more flexibility and features than the previous generation of products. This versatility enables OMS to enter the $1.9 billion systems integration market, as well as the industrial controller market, medical testing equipment market, and the packaging industry.

  Revenue from dental operations increased 11.2% to $4,398,018 for the quarter ended June 30, 1998 from $3,953,803 for the quarter ended June 30, 1997. Revenue from the sales of motion control boards decreased by 43.5% for the quarter ended June 30, 1998 compared to the quarter ended June 30, 1997.

  Gross profits by subsidiary follows:
                                                     Increase/
                          1998          1997        (Decrease)
                          ----          ----        ----------
  Biotrol             $ 4,543,258   $ 3,108,763   $ 1,434,495
  Challenge               558,866       400,963       157,903
  Micro Motors          3,270,553     3,605,723      (335,170)
  Oregon Micro Systems  4,257,444     3,740,920       516,524
                      -----------  ------------   ------------
                      $12,630,121   $10,856,369   $ 1,773,752
                      ===========  ============   ============

  Consolidated gross profit dollars increased 16.3% for the year ended June 30, 1998 compared to the year ended June 30, 1997 due to an increase in revenue. Because of the shift in the sales and marketing of the branded handpiece line to Biotrol, Micro Motors' gross profit dollars decreased as a result of lower intercompany transfer pricing.

  For the fourth quarter ended June 30, 1998 gross profit dollars from dental operations increased $149,847, or 8%, compared to the fourth quarter ended June 30, 1997. Gross profit dollars from the sale of motion control boards decreased $698,901, or 55.2%, compared to the quarter ended June 30, 1997.

  Gross profit as a percentage of sales decreased 0.8% from 56.6% in fiscal year ended June 30, 1997, to 55.8% in fiscal year ended
June 30, 1998. The decease was consistent with the change of product mix that occurred during the year.

  Operating expenses as a percentage of revenue decreased 6.4% to 49.7% for the year ended June 30, 1998 from 56.1% for the year ended June 30, 1997. Operating expenses increased 4.4% to $11,243,511 in fiscal year ended June 30, 1998, from $10,766,202 in fiscal year ended June 30, 1997. During the year ended June 30, 1998, the Company incurred charges related to training and maintenance costs associated with a major overhaul of its information technology systems, and costs to achieve ISO 9001 certification for all its divisions. During the year ended June 30, 1997, the Company incurred $463,000 of unusual one-time restructuring charges including severance benefits paid to terminated employees. The Company's growth plans require the development of new products. Consistent with that goal the Company increased its commitment to research and development by spending $1,409,572 during fiscal year ended June 30, 1998, compared to $1,092,455 for year ended June 30, 1997, a 29% increase. Micro and Challenge Products plan to increase research and development expenditures during the coming year to service its existing OEM customers as well as broaden its product line to take advantage of additional private label opportunities.

  Operating expenses for the fourth quarter ended June 30, 1998 were $2,690,983 compared to $2,684,066, a $6,917 increase.
During the fourth quarter of the current fiscal year, the Company began implementing a complete overhaul of its information technology systems. Management determined that existing hardware and software capabilities were inadequate to address the Y2K issue, and support the growth plans for the Company. As part of the implementation, approximately $100,000 of expense was incurred for the training and maintenance costs associated with the purchase of new computer hardware and software.

  For 1998, income from continuing operations increased to $1,386,610 for the year ended June 30, 1998 from $90,167 for the year ended June 30, 1997, a 1,438% increase. Additional revenue and the previous year's reduction in payroll costs contributed primarily to the increase in income from operations.

  The Company's effective tax rate on income (loss) from continuing operations was 24.9% in 1998, and 22.1% in 1997. The effective tax rates are lower than anticipated due to the elimination of a valuation allowance against existing deferred tax assets. Management expects future effective tax rates to approximate 40%. At June 30, 1998, management believes it is more likely than not that the recorded tax assets of $950,000 will be realized. The amount of tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income are reduced.

  Net income before discontinued operations increased $1,240,264 from a (loss) of ($886,704) in year ended June 30, 1997 to net income of $353,500 in year ended June 30, 1998.

  Net (loss) before discontinued operations for the quarter ended June 30, 1998 was ($207,573) compared to net income of $66,677 for the quarter ended June 30, 1997. The decrease in earnings is mainly attributed to the decrease of approximately $700,000 of gross profit dollars from the sale of motion control boards that is directly related to the Asian crisis and the significant decline in the semiconductor market.

  On April 25, 1997, pursuant to the acquisition agreement, the Company completed the unwind of the Pnu-Light transaction. The Company received all 368,483 shares of its stock, which were issued as consideration for the purchase of the assets of Pnu-Light. Losses sustained by Pnu-Light are reported as discontinued operations and amounted to approximately $295,000, net of related tax benefit of $149,000 for 1997.

  On June 12, 1997, the Company completed the sale of certain assets of its dental clinic management (DCM) subsidiary operation in California. Losses sustained by DCM are presented as discontinued operations and amounted to approximately $401,000 net of related income tax benefit of approximately $265,000 in 1997. The Company, with assistance from the purchaser, retained ownership of approximately $1.8 million of net accounts receivable of the dental clinic management operation. During 1998 the purchaser collected for the Company approximately $650,000 of the net accounts receivable, but due to financial difficulties was only able to remit $50,000 of the amount collected. Subsequent to the June 30, 1998 year end, and in conjunction with a reorganization by the purchaser, and in consideration for the purchaser's guarantee of the collection of the full net amount of the accounts receivable, the Company agreed to restructure the balance owed of $1,750,000 in exchange for as follows: a five year, 6% promissory note totaling $850,000, 5% cumulative convertible preferred stock of the purchaser's new entity valued at $900,000, and warrants to acquire common stock in the purchaser's new entity.

Liquidity and Capital Resources
-------------------------------

  The operations of the Company are conducted principally through its wholly owned subsidiaries. The Company's financial position at June 30, 1998 remains strong with working capital on that date of approximately $5,000,000. The Company's operating cash flow increased to $2,099,036 for year ended June 30, 1998 from a negative ($986,260) for year ended June 30, 1997 principally due to the increase in earnings. Included in the Company's net income is a non-cash deduction for the amortization of goodwill and patents of approximately $900,000 for 1998 and 1997.

  On July 26, 1996, the Company obtained a $10,000,000 credit facility from Harris Bank secured by all assets of the Company and guaranteed by each of the Company's subsidiaries. The facility consists of a $6,000,000 term loan with a five-year amortization period, and a $4,000,000 revolving line of credit with a termination date on July 24, 1999. Both facilities require monthly interest payments at the prime rate or at a variable interest rate from 1.5% to 2% above LIBOR. The term loan portion is payable in equal quarterly installments of $200,000 through July 24, 2001, when the full amount of the then unpaid balance of the note will be due. The term loan had an outstanding balance on June 30, 1998, of $4,400,000. The revolver portion of the facility had an outstanding balance at June 30, 1998, of $2,050,000. At June 30, 1998, $1,950,000
remained available under the revolver/term agreement. As a condition of the credit facilities, the Company is required to meet certain financial covenants, including minimum tangible net worth, debt to total capitalization, interest coverage, fixed charge coverage, and cash flow. In addition, the credit facility limits the amount of dividends and capital expenditures in any one year. At June 30, 1998, the Company did not meet certain of the financial covenants of the credit facilities; however, on September 24, 1998, the bank waived the current covenants. Management believes the Company will be in compliance in the future.

  Management believes that the Company's existing credit resources, including the credit facility with Harris Bank as well as internally generated funds, should be sufficient to satisfy the Company's requirements for cash flows for operations and capital expenditures for fiscal 1998. Capital expenditures for the Company's operations for the year ended June 30, 1999, are presently anticipated to be approximately $850,000. In the fourth quarter of fiscal 1998, the Company entered into a $1.2 million lease credit facility to partially finance these acquisitions.

Accounting Changes
------------------

  In June 1997, the FASB issued SFAS No. 130 "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about
Segments of an Enterprise and Related Information".   SFAS No.
130 requires that an enterprise report, by major components and as a single total, the change in its net assets during the period from non-owner sources; and SFAS No. 131 establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas and major customers. Adoption of these Statements will not impact the Company's financial position, results of operations or cash flows and any effect will be limited to the form and content of its disclosures. Both Statements are effective for fiscal years beginning after December 15, 1997, with earlier application permitted.

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

Year 2000 Compliance
--------------------

  Pro-Dex has developed a Corporate Information Technology ("IT") Strategic Plan specifically addressing Year 2000 ("Y2K") compliance issues. Defined areas for Y2K compliance include IT systems, facilities' systems, vendor and customer systems, contractual agreements, legal, human resources, etc., throughout the Company and its subsidiaries. In addition, the IT Strategic Plan addresses the issue of due diligence with respect to Y2K compliance within organizations under review for acquisition.

  The Company has adopted the following six phase compliance program. (1) The survey of all facility systems and equipment that use computers or embedded microprocessors. This effort includes reviewing equipment inventory, preventive maintenance lists and vendor service contracts. (2) Identification of potential building systems or equipment compliance issues. Equipment, service and inventory vendors have been asked for compliance verification and testing procedures. (3) Investigate the issues identified through reviews with site personnel and vendors; identify potential impact; develop a strategy for modification or replacement and develop cost estimates. (4) Determine funding needs and develop strategy. (5) Implementation by purchasing required hardware or software (new or upgrades) and install/implement. (6) Validate by developing testing procedures to confirm compliance of current and upgraded hardware, software, and facilities' systems on an ongoing basis.

  In accordance with the IT Strategic Plan, Phases 1 through 4 listed above have been completed. Phase 5 is in process with a scheduled completion date of September 1999, in relation to current upgraded or implemented systems to validate Y2K compliance.

  Full implementation is scheduled to be complete in Fiscal Year 2001. Subsidiaries not fully implemented by the compliance completion date of September 1999, will have current systems upgraded prior to that date. The IT staff, in conjunction with the operations staff at each subsidiary, is in the process of implementing compliant upgrades to all other internal systems to include phone systems/voice mail, time clocks, burglar and fire alarms systems, postal and fax machines, etc., for Y2K compliance.

  In accordance with the IT Strategic Plan, all outside systems and suppliers have been directed to provide documentation validating compliance in an effort to minimize liability with respect to systems and suppliers. The Company is developing an internal strategic outline to include locating alternative sources of services and products if the current supplier is unable to meet compliance. This includes but is not limited to all outside suppliers of raw materials, payroll services, parts, shipping companies, phone/alarm companies, utilities, among other considerations.

  The Company has estimated the cost of replacement of the aging IT systems at all units with implementation of a new system to be $1.7 million dollars, of which $450,000 has been expended to date. It is anticipated that approximately $470,000 will be spent on the complete replacement of software, including upgrading all operating systems, application software and general office automation software. Approximately $335,000 has been designated for the upgrade or replacement of hardware. Approximately $100,000 dollars will be spent between now and the year 2000 on facilities to meet Y2K compliance. The project is being funded through the Company's operations. The Company has not deferred other IT projects in favor of Y2K compliance.

  The Company has made inquiry of vendors and customers in respect to their general state of Y2K readiness. The Company has learned, through such polling of vendors, customers and general service providers, that a majority of those responding can not provide validated assurances of Y2K compliance at this time. The Company anticipates responses to its poll by this calendar year end, at which time it will, to the extent possible, develop contingency plans for any reported non-readiness. The Company, as are all other businesses, is at risk of experiencing business interruption due to the failure of general service providers, to include but not be limited to, electric power, water, gas, communications services rail services trucking lines and governmental agencies to be prepared for the year 2000.

  The nature of the forgoing discussion requires the use of forward looking statements that involve assumptions, risks, and uncertainties that could cause outcomes to be substantially different from those projected.


Item 7.  Financial Statements and Supplemental Data

         Independent Auditor's Report                       F-1

         Consolidated Balance Sheets                  F-2 & F-3

         Consolidated Statements of Operations              F-4

         Consolidated Statements of Shareholders' Equity    F-5

         Consolidated Statements of Cash Flows              F-6

         Notes to Consolidated Financial Statements         F-7



Item 8.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosures

  None

                            PART III

Item 9.  Directors, Executive Officers, Promoters, and Control
         Persons; Compliance with 16(a) of the Securities Exchange
         Act of 1934

Officers and Directors
----------------------

  As of June 30, 1998, the officers and directors of the Company were as follows:

      NAME               AGE                POSITION
      ----               ---                --------
  Kent E. Searl           57     Chairman of the Board, Director
  Ronald G. Coss          61     Vice Chairman, Director
  George J. Isaac         53     Vice President, Director
  Richard N. Reinhardt    66     Director
  Robert A. Hovee         56     Director
  John B. Zaepfel         62     Director

  Kent E. Searl is a co-founder of the Company and currently serves as Chairman of the Board, Chief Executive Officer, and President. He has served as a director of the Company and its predecessor, since its inception in 1978. In addition to serving as Chairman of the Board, Mr. Searl is a member of the Executive Committee of the Board of Directors. Since August 1969, he has also served on the Board of Directors of Professional Sales Associates, Inc. ("PSA"), a national dental equipment manufacturers' representative, which he co-founded. PSA acted as marketing representative for dental handpiece products of the Micro subsidiary until June 30, 1997, at which time Biotrol began marketing those products. Mr. Searl currently also serves as an officer and director of two other businesses. Mr. Searl was elected by the shareholders of the Company to serve as a Class III Director until the year 2000 annual shareholders' meeting, or the election and qualification of his successor.

  Ronald G. Coss founded Micro Motors, Inc. in 1971 and served as its Chairman since its organization. He currently serves as the Vice-Chairman of the Company's Board of Directors, and also serves As an ex officio non-voting member of the Compensation Committee of the Board of Directors. He also acts as Chief Technology Officer to the Company. Mr. Coss has been the primary engineer in the development of Micro's products since its inception and invented the technologies which are the subject of the letters patent now owned by Micro. Mr. Coss is currently one of the Trustees of the Micro Motors, Inc. Employee Stock Ownership Plan, a shareholder of the Company. Mr. Coss was elected by the shareholders of the Company to serve as a Class III Director until the year 2000
Annual shareholders' meeting or the election and qualification of his successor.

  George J. Isaac has served as a consultant to the Company and its predecessor since 1978, and became a member of the Company's Board of Directors on July 26, 1995. He serves as an ex officio member of both the Audit and Compensation Committees of the Board of Directors, and is Vice President, Secretary/Treasurer, and Chief Financial Officer of the Company. Mr. Isaac is a certified public accountant and was a principal in the Certified Public Accounting firm of Joseph B. Cohan and Associates, Worcester, Massachusetts. Mr. Isaac recently completed terms as a member of the Board of Directors for Professional Sales Associates, Inc., the Commerce Bank and Trust of Worcester, Massachusetts, and the Medical Center of Central Massachusetts. Mr. Isaac's accounting firm specialized in handling medical and dental related accounts. Mr. Isaac received a B.S. degree in Business Administration from Clark University in Worcester, Massachusetts. Mr. Isaac was elected by the shareholders of the Company to serve as a Class I Director until the 1998 annual shareholders' meeting, or the election and qualification of his successor.

  Richard N. Reinhardt has served as a director of the Company and its predecessor since 1990. He is a member of the Compensation Committee of the Board of Directors. Mr. Reinhardt has served as President and director of Professional Sales Associates, Inc. ("PSA") since he co-founded that firm in 1969. PSA is a national manufacturers' representative organization that represents manufacturers in the dental equipment market. He attended Cornell College and received a B.A. degree in Business Administration from Northwestern University. Mr. Reinhardt was elected by the shareholders of the Company to serve as a Class II director until the 1999 annual shareholders' meeting, or the election and qualification of his successor.

  Robert A. Hovee began serving on the Company's Board of Directors on February 27, 1996. He serves as a member of both the Audit and Compensation Committees. Currently, Mr. Hovee serves as President of the Orange County Biomedical Industry Council and the Orange County Biocommerce Association, both California non-profit associations. Formerly, Mr. Hovee was
Chief Executive Officer and President of Life Support Products, Inc., a maker of emergency medical products, of which he was a co-founder, prior to its acquisition by Allied Healthcare Products, Inc. He has also served as a director and chairman of Infrasonic, Inc., an infant respirator manufacturer. Mr. Hovee, who is active in many charities, serves as a co-chair of a University of California-Irvine Center for the Health Sciences fund-raising project. Mr. Hovee received a B.A. degree in Business Administration and a B.A. degree in International Business from the University of Washington in Seattle, Washington, as well as a Masters Degree in International Management from the American Graduate School of International Management (Thunderbird) where he was the Barton Kyle Yount Scholar, in Glendale, Arizona. Mr. Hovee was elected by the Board of Directors to serve as a Class II Director until the first to occur of the 1999 annual shareholders' meeting or the election and qualification of his successor.

  John B. Zaepfel has served as director of the Company since August 27, 1996, and commenced service on the Company's Audit Committee on September 16, 1996. Previously, Mr. Zaepfel served on the Advisory Committee advising the Board of Directors of Micro Motors, Inc., prior to its merger into Micro in July 1995. Mr. Zaepfel spent fifteen years as a CEO, most recently as Chief Executive Officer of CPG International, Inc., which he founded in 1985 in a leveraged buy-out of a division of four subsidiaries of Times Mirror, Inc. Prior to its private sale in 1989, CPG International, Inc. was a $90 million operating company, manufacturing and marketing art, engineering, and media supplies. Prior to forming CPG International, Inc., Mr. Zaepfel was President and CEO of Chartpak and Picket Industries, wholly owned subsidiaries of Times Mirror, Inc. Mr. Zaepfel previously served as a director of Ideal School Supplies, Inc., when it was a publicly traded company, and was director of six privately held companies. Mr. Zaepfel served as a director of Varitronics, Inc., previously quoted on NASDAQ, Inc., and currently serves as a director of Remedy Temp, Inc., a public company quoted on NASDAQ, Inc. Mr. Zaepfel is a graduate of the University of Washington, and holds a Master in Business Administration degree from the University of Southern California. Mr. Zaepfel was elected by the Board of Directors to serve as a Class II Director until the first to occur of the 1999 annual shareholders' meeting or the election and qualification of his successor.

Business Experience of Key Management of Subsidiaries
-----------------------------------------------------

  Set forth below is information concerning certain key management personnel of the Company's operating subsidiaries:

  Daniel S. Reinhardt joined Biotrol International, Inc. as a sales representative in September 1988. He was promoted to National Sales Manager in January 1991, and, effective January 1, 1997, Mr. Reinhardt was made Vice President and Chief Operating Officer of Biotrol International, Inc.

  Charles L. Bull founded Challenge Products, Inc. in 1978 and served as its President and Chief Executive Officer since its inception as a dental products business. Mr. Bull has developed more than 40 chemical products used in the industry, as well as a process for high speed filling of a patented prophy ring.

  Gary G. Garleb has served as Vice President and General Manager of Oregon Micro Systems, Inc., since its acquisition by the Company in July 1995. Prior to that time, he served as Vice President for Operations and Manufacturing of Micro Motors, Inc. from 1974 to 1995.

  George M. Saiz has served as Vice President and General Manager of Micro Motors, Inc. since January 1998. Mr. Saiz has significant experience in the medical device manufacturing arena, having served as General Manager of Shutt Medical Technologies, part of the Bristol-Myers Squibb Companies since 1991.

Compliance With Section 16(a)
-----------------------------

  Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers, directors and persons who own 10% or more of the Company's outstanding common stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Officers, directors and owners of 10% or more of the Company's outstanding common stock are required by SEC regulations to furnish the Company with a copy of all Section 16(a) forms they file.

  Based solely upon a review of the Forms 3 and 4 and any amendments thereto furnished to the Company during the Company's fiscal ear ended June 30, 1998, and Forms 5 and amendments thereto furnished to the Company with respect to such fiscal year, or written representations that no Forms 5 were required to be filed by such persons, the Company is not aware of any failure of any officer, director or beneficial owner of 10% or more of the Company's outstanding common stock during the fiscal year ended to make timely filings in accordance with the requirement of Section 16(a).


Item 10.  Executive Compensation

  The following table summarizes executive compensation paid by the Company during the last three fiscal years to the Company's
Chairman and the four other most highly compensated executives.

                    SUMMARY COMPENSATION TABLE

             Annual Compensation        Long Term Compensation Awards
             -------------------        -----------------------------
                                                     Secur-        All
                                      Other    Re-   ities        Other
                                      Annual strict- Under-        Com-
                                      Compen-  ed    lying   LTIP  pen-
     Name and                           sa-  Stock  Options/ Pay- sation
Principal Position Year  Salary  Bonus tion  Awards  SAR(#)  outs  (4)
------------------ ---- -------- ----- ----  ------ -------- ---- ------
Kent E. Searl      1998 $174,858   -     -     -      None    -     -
Chairman/CEO/      1997  160,000   -     -     -    100,000(1)-     -
President          1996  150,000   -     -     -     50,000   -     -

Ronald G. Coss(2)  1998 $325,163   - $35,406   -      None    -  $1,671
Vice Chairman      1997  364,320   -     -     -      None    -     -
Chief Technical    1996  360,000   -     -     -      N/A     -     -
Officer

George J. Isaac(3) 1998 $189,269   -     -     -      None    -     -
Vice President,    1997  180,000   -     -     -    200,000(1)-     -
Chief Financial    1996  170,000   -     -     -     50,000   -     -
Officer, Secretary-
Treasurer,
Director

Charles L. Bull    1998 $100,000 $28,563 -     -      None    -  $1,633
General Manager    1997  100,000  13,276 -     -      None    -     -
Challenge          1996  100,000  10,000 -     -      None    -     -
Products, Inc.

Gary G. Garleb     1998 $118,563   -  $15,539  -      None    -  $1,350
General Manager    1997  111,435   -     -     -      None    -     -
Oregon Micro       1996  101,826   -     -     -      None    -     -
Systems, Inc.

(1) Options to purchase of 100,000 and 200,000 shares were granted to Messrs. Searl and Isaac, respectively, during the Company's fiscal year ended June 30, 1996, under the Company's
1994 Stock Option Plan.

(2) The Company is obligated to pay Mr. Coss $1 million over five years, commencing on July 26, 2001, under a Non-Competition Agreement, in connection with the merger of Micro Motors, Inc. with and into the Company's Micro Acquisition subsidiary. In addition, the Company assumed two notes of Micro Motors, Inc. payable to Mr. Coss in the aggregate amount of $938,450, relating to termination of Mr. Coss's long term employment agreement with Micro Motors, Inc. and prior unpaid earned compensation.

(3) Mr. Isaac was granted an option to purchase 50,000 shares, under the 1994 Stock Option Plan, in connection with his acceptance of employment by the Company.

(4) Employer contributions to the Pro-Dex, Inc. 401(k) Plan.

Employment Agreements, Termination of Employment, and Change of
Control Arrangements
---------------------------------------------------------------

  On June 30, 1998, all but two of the long-term employment agreements with certain executive officers of the Company entered into on July 26, 1995 expired. The remaining employment agreements with Mr. Coss and Mr. Bull expire June 30, 2000 and December 31, 2001 respectively. The Compensation Committee of the Board of Directors has not renewed these contracts as the Committee has recently taken under advisement the implementation of a system of compensation, which system includes a performance based component. While the expiration of those agreements terminates the contractual obligations of certain executive officers to the Company, the Company is confident that those officers will remain in the employ of the Company. The Company paid salaries in an aggregate amount of $689,290 to executive officers for the year ending June 30, 1998.

  Ronald G. Coss currently serves as Vice Chairman and Chief Technology Officer of the Company. Mr. Coss had, prior to the merger, been compensated by Micro Motors, Inc. at a salary of $560,000 for the fiscal year ending March 31, 1995 and $456,000 for the fiscal year ending March 31, 1994. Annual base compensation to Mr. Coss under the employment agreement is $360,000, and is adjustable upward for inflation each July 1.
Mr. Coss has subsequently agreed to a temporary reduction in base salary, which reduction is reflected by his actual base salary of $325,163 for the year ending June 30, 1998. The agreement accords Mr. Coss's six weeks annual leave which he may elect to take in cash in lieu of leave, provides that he receive use of a Company vehicle for business purposes, and certain other perquisites comparable to with those received prior to the merger. Mr. Coss's employment agreement is renewable until terminated.

  In addition to compensation to Mr. Coss under his employment agreement, the Company is obligated to pay Mr. Coss $1 million over five years, commencing on July 26, 2001, under a Non-Competition Agreement, in connection with the merger. Upon the merger, the Company also assumed two notes payable by Micro Motors, Inc. to Mr. Coss relating to termination of Mr. Coss's long term employment agreement with Micro Motors, Inc. and prior unpaid earned compensation. See "Item 12 - Certain Relationships and Related Party Transactions."

  Mr. Searl serves as the Chairman, Chief Executive Officer, and President of the Company. He is the co-founder of the Company, and has served as a director of the Company since its organization. For the year ending June 30, 1998, Mr. Searl was paid a salary of $174,858. Pursuant to his employment agreement, which expired on June 30, 1998, Mr. Searl was entitled to a salary of $180,000. Mr Searl was also entitled to reimbursement of reasonable expenses and to such other benefits as the Company's Board of Directors approved for executive management. Mr. Searl is located in the Company's Boulder, Colorado executive offices and travels frequently to all the Company's subsidiaries.

  George J. Isaac has served as the Company's Vice President and Chief Financial Officer since July 26, 1995. On September 21, 1995, he was elected the Company's Secretary-Treasurer by the Board of Directors. Mr. Isaac's employment agreement, which expired on June 30, 1998, provided that he receive a salary of $190,000 for the year ending June 30, 1998. In addition, Mr. Isaac is entitled to reimbursement of reasonable expenses and to such other benefits as the Company's Board of Directors approved for executive management.

  On August 1, 1993, the Company entered into an employment agreement with Mr. Charles L. Bull, former President of Challenge Products. An agreement was recently reached to extend that contract on the same terms and conditions through December 31, 2001.

Compensation Committee Report on Executive Compensation
-------------------------------------------------------

  The Compensation Committee develops and recommends to the Board of Directors the compensation policies of the Company. It also recommends the compensation to be paid to the executive officers of the Company. The Compensation Committee consists of three directors, two of whom are not current or former employees of the Company and one of whom is a non-voting member and the Company's Chief Financial Officer. The basic compensation philosophy of the Board of Directors has been to provide competitive salaries and competitive incentives to achieve financial goals.

Compensation to Directors
-------------------------

  Directors who are employees of the Company do not receive additional compensation for services as directors, except for reimbursement of reasonable meeting attendance expenses. Non-employee directors each receive a $12,000 annual fee, $1,000 for each meeting attended and $500 for each board of directors Committee meeting attended on a date other than a regular meeting of the Board. The Company paid an aggregate of $56,000 as non-employee director compensation for the year ended June 30, 1998.

  The Company has a shareholder approved Director's Stock Option Plan (the "Directors' Plan") pursuant to which non-employee directors may be granted options to purchase shares of the Company's common stock. In accordance with the Directors' Plan's provisions, the Board of Directors previously adopted a policy to grant each outside director an option to purchase 20,000 shares of common stock on the date of his commencement of service as a director and an option to purchase 15,000 shares annually, exercisable at the average closing price on NASDAQ for the month of November of the year of grant, on the anniversary date of such service. The maximum term of each option is ten years. During the fiscal year ended June 30, 1998, the Company's three outside directors, Messrs. Reinhardt, Hovee and Zaepfel, each were granted options to purchase 15,000 shares of common stock exercisable at $2.50, $2.50, and $2.90 respectively.

Option Grants and Exercises in the Last Fiscal Year
---------------------------------------------------

  The following tables set forth information regarding stock options granted to and exercised by the named executive officers during the fiscal year ended June 30, 1998:


          INDIVIDUAL OPTIONS/SAR GRANTS IN LAST FISCAL YEAR(1)

                   Number of   Percent of
                  Securities  Total Options
                  Underlying   Granted to    Exercise
                   Options    Employees in     Price    Expiration
      Name         Granted     Fiscal Year   Per Share     Date
      ----         -------     -----------   ---------     ----
  Kent E. Searl      None          --            --         --
  George J. Isaac    None          --            --         --

(1) No named executive officer received or was granted any stock options in fiscal 1998.


   AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END
                      OPTION/SAR VALUES(1)

                      Number of                  Value of
                 Securities Underlying          Unexercised
                Unexercised Options at      In-the-Money Options
                   Fiscal Year-End          at Fiscal Year-End(2)
               -------------------------  -------------------------
   Name        Exercisable/Unexercisable  Exercisable/Unexercisable
   ----        -------------------------  -------------------------
Kent E. Searl     202,051       -0-           $9,000        -0-
George J. Isaac   250,000       -0-             -0-         -0-

(1) No named executive officer exercised any stock options in fiscal 1998.

(2) The indicated value of the unexercised In-the-Money Options was determined by multiplying the number of unexercised options (that were In-the-Money on June 30, 1998) by the closing sales of the Company's common stock on June 30, 1998 (as reported on NASDAQ) and from that total, subtracting the total exercise price.

1988 Stock Option Plan
----------------------

  In 1988, the Company adopted its 1988 Stock Option Plan (the "Plan"), pursuant to which the Company's Board of Directors was authorized to issue options to purchase up to 150,000 shares of the Company's common stock to employees, directors, and consultants of the Company. The option exercise price must equal fair market value of the common stock on the date of grant. No options to purchase shares of common stock were granted under the 1988 Plan during the fiscal year ended June 30, 1998. At June 30, 1998, all available options for grant were exhausted and no options to purchase were outstanding under this Plan.

1994 Stock Option Plan
----------------------

  The 1994 Stock Option Plan was adopted to advance the interests of the Company and its shareholders by affording employees an opportunity for investment in the Company. Under the plan, 1.5 million shares have been reserved. The Compensation Committee has sole discretion to select which employees of the Company will be granted options; the number of shares subject to option; the timing of such option grants; when the options may be exercised; and the exercise price. The exercise price of options must be at least equal to the fair market value of the common stock on the date of grant. The maximum term of options granted under the Plan is ten years. As of June 30, 1998 there were outstanding options under the 1994 Stock Option Plan to acquire 1,108,505 shares of the Company's common stock.

Directors' Stock Option Plan
----------------------------

  The Plan was adopted to advance the interests of the Company and its shareholders by attracting qualified non-employee directors, whose participation and guidance contribute to the successful operation of the Company. Under the plan, 500,000 shares have been reserved. As of June 30, 1998, there were outstanding options under the Directors' Stock Option Plan to acquire 140,856 shares of the Company's common stock. A disinterested majority of the Board has voted, in furtherance of the Board's decision respecting the remuneration of non-employee directors, in favor of the additional automatic grant each year during the term of service to purchase 15,000 shares of the Company's common stock, which grants are reflected in the foregoing total of outstanding options.

Item 11.  Security Ownership of Certain Beneficial Owners and
          Management

  Set forth in the following table is information as of June 30, 1998, with respect to the beneficial shareholdings of the Company's common stock, by all directors, individually, and all officers and directors as a group, and beneficial owners of 5% or more of such common stock.

          BENEFICIAL SHAREHOLDINGS OF DIRECTORS, OFFICERS AND
              OWNERS OF MORE THAN 5% OF COMMON STOCK

                                   Amount
  Name and Address              and Nature of            Percent
Of Beneficial Owners         Beneficial Ownership     of Class (1)
--------------------         --------------------     ------------
Kent E. Searl
1401 Walnut St., Suite 540
Boulder, CO 80302              947,680(2)(3)(4)           10.78%

Ronald G. Coss
1401 Walnut St., Suite 540
Boulder, CO 80302            2,485,528(5)                 28.28%

Richard N. Reinhardt
1401 Walnut St., Suite 540
Boulder, CO 80302              545,884(2)(3)(4)(6)(7)(8)   6.21%

George J. Isaac
1401 Walnut St., Suite 540
Boulder, CO 80302              255,500(3)                  2.90%

Robert A. Hovee
1401 Walnut St., Suite 540
Boulder, CO 80302               50,000(6)(7)(8)            0.56%

John B. Zaepfel
1401 Walnut St., Suite 540
Boulder, CO 80302               35,000(6)(7)               0.39%

All officers and directors   4,319,592(2)(3)(4)(5)
as a group (6 persons)                (6)(7)(8)(9)        49.15%

Micro Motors Employee
Stock Ownership Plan
151 E. Columbine
Santa Ana, California        1,070,932(5)                 12.18%

(1) Calculated pursuant to Rule 13d-3 under Securities
Exchange Act of 1934.

(2) Includes 250,000 shares of common stock; 58,229 shares of preferred stock convertible share-for-share into common stock at any time; and Warrants to acquire 13,000 shares of common stock owned of record by Professional Sales Associates, Inc. ("PSA"). Messrs. Searl and Reinhardt are officers and directors of PSA and may be deemed to beneficially own PSA's shares. Mr. Searl, individually, owns of record 404,500 shares of common stock and 19,900 shares of preferred stock. Mr. Reinhardt, individually, owns of record 41,850 shares. In addition, Mr. Reinhardt's spouse, individually, owns 29,000 shares, which are attributed to him in this chart.

(3) Includes options held by Messrs. Searl, Reinhardt, and Isaac to purchase 50,000 shares each shares of the Company's common stock at $2.50 per share. Also includes options held by Messrs. Searl and Reinhardt to purchase 50,000 shares each at $1.75 per share. Also includes options held by Messrs. Searl and Isaac to purchase 100,000 and 200,000, respectively, of the Company's common stock at $2.13 per share. These shares have been added to outstanding shares in calculating applicable individual percentage of beneficial ownership.

(4) Includes options held by Messrs. Searl and Reinhardt to purchase 2,051 shares each of the Company's common stock at $2.43 per share and Mr. Reinhardt to purchase 1,754 shares of the Company's common stock at $2.85 per share. These shares have been added to outstanding shares in calculating applicable individual percentage of beneficial ownership.

(5) Includes 584,377 shares of the Company's common stock held by the Micro Motors ESOP, which are held by such ESOP for the benefit of Mr. Coss. Such shares held by the ESOP for the benefit of Mr. Coss are included in the total opposite Mr. Coss's name and are also included in the total opposite the name of the Plan. Mr. Coss is one of three Trustees of such Plan, and does not have sole voting or dispositive power over shares held by the Plan.

(6) Includes options of Messrs. Reinhardt, Hovee, and Zaepfel to purchase 20,000 shares each of the Company's common stock at $2.44 per share.

(7) Includes options of Messrs. Reinhardt, Hovee, and Zaepfel to purchase 15,000 shares each of the Company's common stock at $2.90 per share.

(8) Includes options of Messrs. Reinhardt and Hovee to acquire
15,000 shares each of the Company's common stock at $2.50 per share.

(9) The officers and directors as a group had in the aggregate, as of June 30, 1998, together with their affiliates, voting power with respect to 2,632,001 currently issued and outstanding shares of common stock, not including in such number the convertible preferred stock or options treated as shares of common stock attributed to them for the purpose of this chart. Shares held by the Micro Motors ESOP have not been included in computing the voting power number in this footnote or in stating the vote controlled by officers and directors elsewhere in this report, but shares held by the Micro Motors ESOP for the benefit of Mr. Coss are included the amount of his beneficial ownership and the total held by all officers and directors as a group reported in the chart.

  Set forth in the following table is information as of June 30, 1998 with respect to the beneficial shareholdings of all directors, individually, and all officers and directors as a group, and beneficial owners of more than five percent of the Company's Series A Preferred Stock.


        BENEFICIAL SHAREHOLDINGS OF DIRECTORS, OFFICERS, AND
              OWNERS OF MORE THAN 5% OF PREFERRED STOCK

                                  Amount
  Name and Address            and Nature of            Percent
Of Beneficial Owners       Beneficial Ownership     of Class (1)
--------------------       --------------------     ------------
Kent E. Searl
1401 Walnut Street, Suite 540
Boulder, CO 80302                78,129(1)             100.0%

Richard N. Reinhardt
1401 Walnut Street, Suite 500
Boulder, CO 80302                58,229(1)              74.5%

All officers and directors as a
group (2 persons)                78,129(1)             100.0%

Professional Sales Associates, Inc.
1401 Walnut Street, Suite 500
Boulder, CO 80302                58,229                 74.5%

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

Item 12.  Certain Relationships and Related Party Transactions

  Pursuant to the merger of Micro with the Company's subsidiary, Ronald G. Coss entered into a Non-Competition Agreement, pursuant to which he is to be paid $1 million over five years, with payment commencing in the sixth year after closing. In addition, Mr. Coss executed an employment agreement with the Company, pursuant to which he is to be paid a base salary of $360,000 annually as Vice Chairman of the Company under his employment agreement, adjustable upward for inflation, representing a reduction from the more than $560,000 which he had been paid as the Chairman of Micro, despite his greater responsibilities with the Company. In addition to compensation payable under the employment agreement between the Company and Mr. Coss, he is entitled to certain executive employee benefits and perquisites.

  The Company leases its offices in Boulder, Colorado from PSA, a firm for which Messrs. Searl, Reinhardt, and Isaac are directors, as sub-lessees under a master lease between PSA and a third party unrelated to PSA or the Company. The sublease between the Company and PSA is on a month to month basis. The Company's monthly lease payments are $2,198, which is equal to the amount of the lease payments due from PSA to the third party lessor, on a per square foot basis. The Company's management believes that the monthly rental is comparable to rents charged for comparable properties in the market area. Nevertheless, the terms of the sub-lease, including price, may not be as favorable to the Company as lease terms which might have been negotiated with a third party in an arm's length transaction.

  Micro leases its offices and manufacturing facility in Santa Ana, California from Ronald G. Coss, currently a director of the Company, at a monthly rental of $28,576. The Company's management believes that the monthly rental is comparable to rents charged for comparable properties in the market area. Nevertheless, the terms of the lease, including price, may not be as favorable to the Company as lease terms which might have been negotiated with a third party in an arm's length transaction.

  On July 5, 1996, the Company filed a Form S-8 to register the shares of common stock underlying options previously granted pursuant to its 1988 Stock Option Plan. Dr. Kyle, President of DCM and a former director of the Company, held 30,000 of such options, exercisable at $0.25 per share.

  On April 25, 1997, the Company unwound the acquisition of Pnu-Light Tool Works, Inc. ("Pnu-Light"). The Company acquired the assets of Pnu-Light, a developer of patented pneumatic lighting mechanisms for hand tools in May 1996, in exchange for 368,483 shares of the Company's common stock. The Company anticipated that Pnu-Light's patented lighting apparatus would complement the pneumatic motors used in dental handpieces manufactured by Micro. The anticipated synergy between Pnu-Light and Micro did not meet the Company's expectations. Accordingly, and pursuant to the procedures contained in the Pnu-Light Asset Purchase Agreement, all of the shares of its common stock issued in the transaction for the Pnu-Light assets were returned to the Company. In exchange for the reconveyance of its shares, the Company assigned the patent covering the pneumatic lighting apparatus to Pnu-Light's successor entity, while retaining a nonexclusive, fully paid, worldwide license to the technology.

  On June 12, 1997, the Company completed the sale of certain assets of DCM. In exchange for inventory, property, and equipment, Professional Dental Management, LLC, now Consolidated Dental Management, Inc., assumed approximately $670,000 of the Company's liabilities. The Company, with the assistance of purchaser, retained ownership of approximately $1.8 million of net accounts receivable, the collection of which have been guaranteed by the purchaser. The managing member of the purchaser was formerly a director of the Company and the long-term general manager of the DCM.


                  INDEPENDENT AUDITOR'S REPORT


To the Board of Directors
Pro-Dex, Inc.
Boulder, Colorado


We have audited the accompanying consolidated balance sheet of Pro-Dex, Inc. and Subsidiaries (the "Company") as of June 30, 1998, and the related consolidated statements of operations, shareholders' equity and cash flows for the years ended June 30, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 1998, and the results of their operations and their cash flows for the years ended June 30, 1998 and 1997, in conformity with generally accepted accounting principles.


McGladrey & Pullen, L.L.P.


Anaheim, California
August 25, 1998, except for paragraph (a) of Note 2
As to which the date is September 24, 1998
                                                          F-1



                   PRO-DEX, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS
                           June 30, 1998

                               ASSETS


Current assets:
  Accounts receivable,
    net of allowance for doubtful
    accounts of $29,194                             $ 3,363,433
  Inventories, net                                    4,451,802
  Deferred taxes                                        480,000
  Prepaid expenses                                      220,770
                                                    ------------
    Total current assets                              8,516,005
                                                    ------------
Property and equipment:
  Land                                                  102,992
  Buildings                                             321,620
  Equipment                                           4,474,306
  Leasehold improvements                                298,017
                                                    ------------
    Total property and equipment                      5,196,935
  Less accumulated depreciation                      (2,331,113)
                                                    ------------
    Net property and equipment                        2,865,822
                                                    ------------
Other assets:
  Long-term receivables
    net of allowance for
    doubtful accounts of $50,000                      1,847,076
  Deferred taxes                                        440,000
  Other                                                 423,428
  Intangibles, net                                    8,746,254
                                                    ------------
    Total other assets                               11,456,758
                                                    ------------
    Total assets                                    $22,838,585
                                                    ============

See "Notes to Consolidated Financial Statements."           F-2



                  PRO-DEX, INC. AND SUBSIDIARIES
               CONSOLIDATED BALANCE SHEETS - CONTINUED
                          June 30, 1998

                 LIABILITIES & SHAREHOLDERS' EQUITY


Current liabilities:
  Current portion of long-term debt                $ 1,394,994
  Accounts payable                                   1,013,576
  Accrued expenses                                   1,149,307
                                                   ------------
    Total current liabilities                        3,557,877

Long-term debt, net of current portion               6,120,922
                                                   ------------
    Total liabilities                                9,678,799
                                                   ------------
Commitments and contingencies


Shareholders' equity:
  Series A convertible preferred shares,
  no par value; 10,000,000 Shares authorized;
  78,129 shares issued and outstanding                 282,990

Common shares, no par value;
  50,000,000 shares authorized;
  8,787,300 shares issued and outstanding           14,837,695
Accumulated deficit                                 (1,810,649)
                                                   ------------
                                                    13,310,036

Receivable for stock purchase                         (150,250)
                                                   ------------
Total shareholders' equity                          13,159,786
                                                   ------------
Total liabilities and shareholders' equity         $22,838,585
                                                   ============


See "Notes to Consolidated Financial Statements."           F-3


                   PRO-DEX, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS
                Years Ending June 30, 1998 and 1997

                                            1998         1997
                                            ----         ----
Net sales                               $22,648,183  $19,196,835

Cost of sales
 (Includes rent paid to a
  Director of approximately
  $340,000 for 1998 and 1997.)           10,018,062    8,340,466
                                        ------------ ------------
Gross profits                            12,630,121   10,856,369
                                        ------------ ------------
Operating expenses:
  Selling                                 4,315,412    4,026,111
  General and administrative              4,613,087    4,283,913
  Research and development                1,409,572    1,092,455
  Amortization                              905,440      900,723
  Unusual charges                                        463,000
                                        ------------ ------------
    Total operating expenses             11,243,511   10,766,202
                                        ------------ ------------

Income from operations                    1,386,610       90,167
                                        ------------ ------------
Other income (expense):
  Interest income                            48,934       48,624
  Interest expense
    (1997 includes prepayment
     penalty of $364,526)                  (930,913)  (1,277,138)
                                         ----------- ------------
         Total                             (881,979)  (1,228,514)

Income (loss) before income
  taxes (credits) and (loss) from
  discontinued operations                   504,631   (1,138,347)
Income taxes (credits)                      151,071     (251,643)
                                         ----------- ------------
Income (loss) before loss from
  discontinued operations                   353,560     (886,704)
(Loss) from discontinued operations
  (net of tax benefit)                                  (696,041)
                                         ----------- ------------
Net income (loss)                        $  353,560  $(1,582,745)
                                         =========== ============

Basic and diluted earnings
  (loss) per common and
  common equivalent share:
    Income (loss) from continuing
      operations                         $     0.04  $     (0.10)
    (Loss) from discontinued operations        0.00        (0.08)
                                         ----------- ------------
       Net income (loss) per share       $     0.04  $     (0.18)
                                         =========== ============

See "Notes to Consolidated Financial Statements."           F-4


                  PRO-DEX, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
               Years Ending June 30, 1998 and 1997

                          Preferred Shares     Common Shares
                          ---------------- ----------------------
                          Number            Number
                            of                of
                          Shares   Amount   Shares     Amount
                          ------ --------- --------- ------------
Balances, June 30, 1997   78,129 $ 282,990 9,025,783 $16,697,660
Rescission of Pnu-Light
  acquisition                               (368,483) (2,072,715)
Exercise of stock options                     55,000       7,500

Advances to ESOP
Net Loss
Advance to ESOP
Net (loss)
                          ------ --------- --------- ------------
Balances, June 30, 1998   78,129 $ 282,990 8,712,300 $14,632,445

Exercise of stock options                     25,000      43,750
Exercise of stock warrants                    50,000     106,500
Stock-based compensation                                  55,000
Termination of ESOP

Net income
                          ------ --------- --------- ------------
                          78,129 $ 282,990 8,787,300 $14,837,695
                          ====== ========= ========= ============

See "Notes to Consolidated Financial Statements."           F-5


                 PRO-DEX, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
               Years Ending June 30, 1998 and 1997
                           (Continued)

                                              Receivable
                      Additional                 for
                        Paid-in  Accumulated   Stock
                        Capital    Deficit    Purchase      Total
                     ----------- ------------ ---------- ------------
Balances,
  June 30, 1997      $1,004,541  $  (532,350) $ (21,300) $17,431,541
Rescission of Pnu-
  Light acquisition    (994,541)                          (3,067,256)
Exercise of
  stock options                                                7,500

Advances to ESOP
Net Loss
Advance to ESOP                                 (37,814)     (37,814)
Net (loss)                        (1,582,745)             (1,582,745)
                     ----------- ------------ ---------- ------------
Balances,
  June 30, 1998      $   10,000  $(2,115,095) $ (59,114) $12,751,226

Exercise of stock options                       (43,750)
Exercise of stock warrants                     (106,500)
Stock-based compensation                                      55,000
Termination of ESOP     (10,000)     (49,114)    59,114

Net income                           353,560                 353,560
                     ----------- ------------ ---------- ------------
                     $    -0-    $(1,810,649) $(150,250) $13,159,786
                     =========== ============ ========== ============

See "Notes to Consolidated Financial Statements."            F-5



                 PRO-DEX, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
               Years Ending June 30, 1998 and 1997

                                            1998         1997
                                            ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                    $  353,560   $(1,582,745)
  Adjustments to reconcile net income
    (loss) to net cash provided by
    (used in) operating activities:
      Depreciation and amortization     1,516,187     1,499,305
      Provision for doubtful accounts      16,316       627,333
      Loss on disposition of business                     7,512
      Stock-based compensation             55,000
      Deferred taxes                       60,000      (194,700)
  Change in working capital components
    net of effects from purchases
    and divestitures:
      (Increase) in accounts receivable  (650,389)     (108,427)
      (Increase) decrease in inventories (215,733)      182,836
      (Increase) decrease in
        prepaid expenses                  611,830      (579,940)
      (Increase) decrease in other assets (39,841)      111,790
      Increase (decrease) in accounts
        payable and accrued expense       392,106      (949,224)
                                      ------------  ------------
  Net cash provided by (used in)
    operating activities                2,099,036      (986,260)
                                      ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition/divestiture of businesses                     707
  Purchase of property and equipment     (809,516)     (490,778)
                                      ------------  ------------
  Net cash flows (used in)
    investing activities                 (809,516)     (490,071)
                                      ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net (payments) borrowing on
    revolving credit agreements          (250,000)   (1,848,392)
  Proceeds from long-term borrowing       188,806     8,544,400
  Principal payments on
    long-term borrowing                (2,079,434)   (4,490,977)
  Loan origination fees                                (255,000)
  Issuance of common stock                                7,500
  Advances to ESOP                                      (37,814)
                                      ------------  ------------
  Net cash flows provided by
    (used in) financing activities     (2,140,628)    1,919,717
                                      ------------  ------------
NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                   (851,108)      443,386
Cash and cash equivalents,
  beginning of period                     851,108       407,722
                                      ------------  ------------
Cash and cash equivalents,
  end of period                       $     -0-     $   851,108
                                      ============  ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash payments for interest          $   798,176   $ 1,232,982
  Cash payments for income taxes            6,266       620,061
  Issuance of common stock for
    a note receivable                     150,250



See "Notes to Consolidated Financial Statements."           F-6


                 PRO-DEX, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     JUNE 30, 1998 AND 1997

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

Nature of Business
------------------
  Pro-Dex, Inc. (the Company) is the parent of four operating subsidiaries, Biotrol International, Inc. (Biotrol), Challenge Products, Inc. (Challenge), Micro Motors, Inc. (Micro), and Oregon Micro Systems, Inc. (OMS). Biotrol is a manufacturer and supplier of infection control products for the dental industry. Challenge manufactures and sells fluoride products for preventive dentistry, along with a complementary line of products used for the cleaning, whitening, and protection of teeth. Micro manufactures miniature pneumatic motors used in dental, medical, and industrial devices worldwide as well as a complete line of dental handpieces. OMS designs, develops and manufactures multi-axis circuit boards used to control the motion of servo and stepper motors predominantly used in the computer chip manufacturing industry. A surplus of semiconductor production capacity and the Asian monetary crisis has significantly reduced the computer chip fabrication equipment industry. Average monthly orders for semiconductor equipment are down approximately 50% from a year ago (unaudited). OMS is heavily dependent on this industry for its revenue, and has experienced a similar
decline in sales.   The Company extends credit to its customers,
all on an unsecured basis, on terms that it establishes for individual customers. Customers are located predominately in the United States. Many of the Company's products are regulated by a number of state and federal regulatory bodies, including the Environmental Protection Agency ("EPA") and the Food and Drug Administration ("FDA"). While the Company's management and management of each of the Company's operating subsidiaries make every effort to maintain full compliance with all applicable laws and regulations, there exists an ongoing risk that one or more of its activities may at some point be determined to be non-compliant. Notwithstanding the risks inherent in the Company's business sectors, management believes that each of the Company's subsidiaries enjoys a good reputation for compliance with applicable regulations.

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

Inventories
-----------

  Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. Inventories consist of the following:

  Raw materials                                    $  990,579
  Work in process                                     226,429
  Finished goods                                    3,488,824
                                                   -----------
    Total                                           4,705,832
  Reserve for slow moving inventories                (254,030)
                                                   -----------
    Total inventories, net                         $4,451,802
                                                   ===========

Property and Equipment
----------------------

  Property and equipment are recorded at cost. The costs of computer software obtained for internal use is accounted for under the provisions of Statement of Position 98-1. Depreciation is provided using the straight-line method over the estimated useful lives of the assets as follows: Buildings-- generally 40 years; equipment-- 3-10 years; leasehold improvements-- 7 years. Leasehold improvements are depreciated over the shorter of the term of the lease or their estimated useful lives.


Intangible Assets
-----------------

  Intangible assets include patents, non-compete contracts and the cost of net assets acquired in excess of fair value which are amortized on a straight-line basis over their estimated useful lives ranging from 5 to 20 years. Intangible assets are stated net of accumulated amortization of $2,518,000.

  The Company evaluates impairment of its long-lived assets and certain intangible assets whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. An asset is deemed impaired if the sum of the expected future cash flows is less than the carrying amount of the asset.

Advertising
-----------

  The Company expenses the cost of advertising the first time the advertising takes place. The Company's balance sheet contains $53,000 of deferred advertising costs. The Company incurred advertising expenses of approximately $507,000 and $500,000 in 1998 and 1997, respectively.

Reclassifications
-----------------

  Certain items in the June 30, 1997 financial statements have been reclassified to be comparable with the financial statement classifications for the year ending June 30, 1998. These reclassifications have no effect on shareholders' equity or net income as of and for the year ending June 30, 1997.

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

Use of Estimates
----------------

  The preparation of financial statements is in conformity with generally accepted accounting principles and requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Earnings Per Share
------------------

  The Financial Accounting Standards Board has issued Statement No. 128, "Earnings per Share" which supercedes APB Opinion No.
15. Statement No. 128 requires the presentation of basic and diluted earnings per share amounts. Diluted per share amounts assume the conversion, exercise or issuance of all potential common stock instruments unless the effect is to reduce a loss or increase the income per common share from continuing operations. The Company has adopted Statement No. 128 for the year ended June 30, 1998. The adoption of this Statement did not effect the disclosure of 1997 loss per share amounts.

New Accounting Pronouncements
-----------------------------

  In June 1997, the FASB issued SFAS No. 130 "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about
Segments of an Enterprise and Related Information".   SFAS No.
130 requires that an enterprise report, by major components and as a single total, the change in its net assets during the period from non-owner sources; and SFAS No. 131 establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas and major customers. Adoption of these Statements will not impact the Company's financial position, results of operations or cash flows and any effect will be limited to the form and content of its disclosures. Both Statements are effective for fiscal years beginning after December 15, 1997, with earlier application permitted.

Fair Value of Financial Instruments
-----------------------------------

  The method and assumptions used to estimate the fair value of long-term receivables and long-term debt, which approximates the carrying value, is based on interest rates for instruments with similar terms and remaining maturities. The fair value of trade accounts receivable and accounts payable approximate carrying value.

Stock-based Compensation
------------------------

  The Company accounts for stock-based employee compensation under the requirements of Accounting Principles board (APB) Opinion No. 25, which does not require compensation to be recorded if the consideration to be received is at least equal to the fair value at the measurement date. Non-employee stock-based transactions are accounted for under the requirements of the Financial Accounting Standards Board's (FASB) Statement of Financial Accounting Standard (SFAS) No. 123 "Accounting for Stock Based Compensation" which requires compensation to be recorded based on the fair value of the securities issued or the services received, whichever is more reliably measurable. The Company determines fair value at the measurement date based upon the trading price of its stock.


NOTE 2 - LONG-TERM DEBT

  Following is a summary of long-term debt:

  Revolving/term loan from bank(a)                $6,450,000

  Secured note bearing interest at 11%,
    maturing August 2000, payable at
    $14,728 per month(b)                             263,567

  Secured note to former owner of
    acquired business bearing interest
    at 12.25%, maturing $40,000 quarterly,
    including interest to October 2000               310,539

  Loan secured by certain equipment
    bearing interest at 9.1%,
    maturing $7,096 monthly,
    including interest to May 30, 1999                74,680

  Mortgage payable secured by land and building,
    bearing interest at 1% over prime,
    maturing $2,321 monthly, including interest,
    due November 12, 1998
      This note is normally renewed
      for successive one-year terms.                 171,717

  Other secured notes at various
    interest rates and various maturities            245,413
                                                  ----------
  Total                                            7,515,916
  Less current portion                             1,394,994
                                                  ----------
  Total long-term debt                            $6,120,922
                                                  ==========

a) The Company has obtained a $10,000,000 credit facility from Harris Bank secured by all assets of the Company and guaranteed by each of the Company's subsidiaries. The facility consists of a $6,000,000 term loan with a five-year amortization period, and a $4,000,000 revolving line of credit with a termination date on July 24, 1999. Both facilities require monthly interest payments at the prime rate (8.5% at June 30, 1998) or at a variable interest rate from 1.5% to 2% above LIBOR (5.65% at June 30, 1998). The term loan portion is payable in equal quarterly installments of $200,000 through July 24, 2001, when the full amount of the then unpaid balance of the note will be due. The term loan had an outstanding balance on June 30, 1998, of $4,400,000. The revolver portion of the facility had an outstanding balance at June 30, 1998, of $2,050,000. At June 30, 1998, $1,950,000 remained available under the revolver/term loan. The Company is required to meet certain financial covenants including minimum tangible net worth, debt to total capitalization, interest coverage, fixed charge coverage, and cash flow. In addition, the credit facility limits the amount of dividends and capital expenditures in any one year. At June 30, 1998, the Company did not meet some of the financial covenants; however, on September 24, 1998, the bank waived the current covenants,. Management believes the Company will be in compliance with these covenants in the future.

b) These amounts are due to the former owner of Micro Motors and the Company's largest shareholder and are subordinated to the bank debt discussed above.

  Aggregate maturities on long-term debt for the next five years are as follows: 1999, $1,394,994; 2000, $3,184,069; 2001,
$2,878,0161; 2002, $-0-; 2003, $58,837.

NOTE 3 - COMMITMENTS AND CONTINGENCIES

  Micro Motors leases office and warehouse facilities from the Company's largest shareholder. The Company and its subsidiaries also lease other office and warehouse facilities from unrelated parties under lease agreements expiring from April 1999 through December 2002. These leases generally require the Company to pay insurance, taxes, and other expenses related to the leased space. Total rent expense was $969,697 and $902,187, including approximately $340,000 paid to the Company's largest shareholder for the years ended June 30, 1998 and 1997, respectively. For the year ending June 30, 1998, the Company received $307,479 of sublease payments from DCM, the purchaser of its dental center operations. Future minimum lease payments for the years ending June 30, amount to 1999, $613,343; 2000, $642,370; 2001,
$535,923; 2002, $214,386; 2003, $109,800; total of $2,115,822, including $993,445 to the Company's largest shareholder. Future minimum sublease receipts for the year ending June 30, 1999 amount to approximately $300,000.

  The Company has initiated an implementation of a new information technology system that among other benefits will address the year 2000 issue. Management estimates that implementation of the entire plan will take 3 years, and will cost approximately $1.7 million. The initial phase of the plan will concentrate on addressing the year 2000. Management believes that the Company has adequate working capital to fund the program.

  The Company and Biotrol are named as defendants in a civil action which seeks a determination as to whether certain labels used by Biotrol violated Environmental Protection Agency ("EPA") labeling regulations. During 1998, the U.S. District Court held that this determination was not within its jurisdiction and dismissed the case. Subsequently, the plaintiff appealed the case.

  Micro is named as a co-defendant in a civil action, which alleges Micro infringed on a pre-existing patent. The complaint seeks an unspecified amount of damages. Management believes the claim to be without merit and is vigorously contesting this action.

  The Company is currently party to other disputes, which involve or may involve litigation and claim unspecified damages. Management believes that the outcome of these matters will not have a material adverse effect on the consolidated financial statements of the Company. However, the ultimate outcome in any litigation involves uncertainty. Management is unable to estimate the magnitude of the exposure to the Company in these matters.

NOTE 4 - INCOME TAXES

  The provision for income taxes (credits) for the years ended June 30, 1998 and 1997 is as follows:
                                        1998         1997
                                        ----         ----
  Current federal taxes (credits)                 $(160,943)
  Current state taxes (credits)       $ 91,071      (70,000)
  Deferred taxes                        60,000      (20,700)
                                      --------    ----------
                                      $151,071    $(251,643)
                                      ========    ==========

  A reconciliation of expected tax expense (credit) to the amount computed by applying the federal statutory income tax rates to income (loss) before income taxes (credits) and net loss from discontinued operations is as follows:

                                        1998         1997
                                        ----         ----
  Federal income taxes (credits),
    computed at the statutory rate  $ 177,000     $(399,000)
  Change in valuation allowance      (285,000)       55,000
  State income taxes (credits)         91,071       (70,000)
  Non-deductible items,
    primarily amortization
    of goodwill                       164,000       149,000
  Other                                 4,000        13,357
                                    ----------    ----------
                                    $ 151,071     $(251,643)
                                    ==========    ==========

  Deferred income tax assets and liabilities in the accompanying balance sheet at June 30, 1998 consist of the following:

                                                     1998
                                                     ----
  Assets:
    Net operating loss carryforwards             $  140,000
    Contract payable                                119,000
    Accrued expenses                                190,000
    Intangible assets                               443,000
    Inventories                                     141,000
    Other                                            66,000
                                                -----------
      Total deferred tax assets                   1,099,000
  Liabilities, property and equipment              (179,000)
                                                 -----------
    Net deferred tax assets                      $  920,000
                                                 ===========

  Net deferred tax assets of $480,000 are included in the accompanying balance sheet as current assets with the remaining amount of $440,000 included as long-term assets. A portion of these deferred tax assets reflects the benefit of a $400,000 tax loss carryforward, which approximately $250,000 expires in 2003 and the balance in 2004. Realization of these deferred tax assets is dependent on generating sufficient taxable income income (approximately $1,250,000) prior to the expiration of the loss carryforwards. The remaining net deferred tax assets do not expire. The Company would need to generate an additional $1,250,0002,000,000 of taxable income to realize the benefit of the remaining net deferred tax assets. Although realization is not assured, management believes it is more likely than not that the net deferred tax assets will be realized based upon current and projected taxable income. Net realizable deferred tax assets could be reduced in the near term if estimates of future taxable income during the carryforward periods are reduced. Also, future changes in ownership could limit the Company's ability to realize these assets.

NOTE 5 - STOCK OPTIONS AND WARRANTS

  The Board of Directors and the shareholders of the Company have approved and adopted three plans, pursuant to which options to purchase 2,150,000 shares of common stock can be granted to officers, directors, employees and to others expected to provide significant services to the Company. There are 750,639 shares remaining in the option plans, which are available for grant in future years. In addition, the Company has issued warrants to acquire 123,000 shares, exercisable at a weighted-average price of $2.18 and with a weighted-average remaining contractual life of 3.25 years. The Company recorded expenses of $55,000 related to the grant of 60,000 warrants during 1998.

  Transactions involving the stock options are summarized as follows:
                               1998                  1997
                        -----------------    ------------------
                                Weighted-             Weighted-
                                 Average               Average
                                Exercise              Exercise
   Fixed Options          Shares   Price      Shares     Price
-------------------     --------- -------    ---------- -------
Outstanding at
  beginning of year      918,636   $2.28     1,366,976   $2.27
    Granted              405,000    2.11        50,000    2.90
    Exercised            (25,000)   1.75       (55,000)   0.93
    Forfeited            (49,275)   2.50      (443,340)   2.50
                       ----------  -----     ----------  -----
Outstanding at
  end of year          1,249,361   $2.22       918,636   $2.28
                       ==========  =====     ==========  =====
Exercisable at
  end of year            916,028   $2.27       918,636   $2.28
                       ==========  =====     ==========  =====
Weighted-average
  fair value per option
  granted during the year          $0.92                 $1.12
                                   =====                 =====

  A further summary about fixed options outstanding June 30, 1998, is as follows:

                     Options Outstanding      Options Exercisable
                     -------------------      -------------------
                         Weighted-
                          Average  Weighted-            Weighted-
    Range of   Number    Remaining  Average              Average
    Exercise     Out-    Contract- Exercise   Number    Exercise
     Price    standing   ual Life   Price   Exercisable  Price
------------- ---------  --------- -------- ----------- --------
$1.75 - $2.50 1,197,607  7.7 years  $2.20     864,274     $2.24
$2.85 - $2.90    51,754  8.2 years  $2.90      51,754     $2.65
------------- ---------  --------- -------- ----------- --------
              1,249,361             $2.22     916,028    $ 2.27
              =========            ======== =========== ========

  The three option plans are substantially similar and call for the vesting as approved by the Board of Directors (usually upon grant), and allow for the options to be outstanding for a period of ten years. Grants under the Company's stock option plans are accounted for following APB Opinion No. 25 and related interpretations. Accordingly, no compensation cost has been recognized for grants under the plan. Had compensation cost for the stock-base compensation plans been determined based on the grant date fair values of awards (the method described in FASB Statement No. 123), reported net income (loss) and basic and diluted earnings (loss) per common share would have been adjusted to the pro forma amount shown below:

                                          1998         1997
                                          ----         ----
  Net income(loss)
    As reported                         $353,560   $(1,582,745)
    Pro forma                            313,560    (1,605,166)

  Basic and diluted earnings (loss) per common share
    As reported                         $   0.04   $     (0.18)
    Pro forma                               0.04         (0.18)

  The fair value of each grant is estimated at the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions for grants in 1998 and 1997, respectively: no dividend rate for all years; price volatility of 35 % in 1998, and 43% in 1997 and % in 1998; risk-free interest rates of approximately 6.0% in 1998 and 6.8% in 1997 and 2% in 1998; and expected lives of five years.

NOTE 6 - PREFERRED SHARES

  Holders of Series A preferred shares have no voting, dividend, or redemption rights. In the event of liquidation or dissolution, preferred shareholders are entitled to receive $3.60 per share. Each preferred share is convertible into one common share at the option of the holder.

NOTE 7 - BUSINESS ACQUISITIONS, DIVESTITURES, AND DISCONTINUED
         OPERATIONS

  On April 25, 1997, the Company completed the rescission of the Pnu-Light Tool Works, Inc (Pnu-Light) transaction, which was originally acquired on May 11, 1996. In accordance with the agreement, the Company received all 368,483 shares of the Company's stock, which were issued as consideration for the purchase of the assets. Losses sustained by Pnu-Light are reported as discontinued operations and amounted to approximately $295,000, net of related tax benefits of $149,000 for 1997. Revenues generated by this subsidiary in 1997 were immaterial.

  On June 12, 1997, the Company completed the sale of certain assets of its dental clinic management (DCM) subsidiary operation in California. In exchange for inventory, and property and equipment, the purchaser assumed approximately $670,000 of the Company's liabilities. In addition, with assistance from the purchaser, the Company maintained ownership and expects to receive the net proceeds from the collection of approximately $1.8 million in existing net accounts receivable over the next 24 months. Revenues of DCM were approximately $1,986,000 in 1997. Operating expenses were approximately $2,652,000 in 1997. These amounts are presented as losses from discontinued operations in the statement of operations and are reported net of applicable income tax benefits of approximately $265,000 in 1997. During 1998, the purchaser collected approximately $650,000 of the $1.8 million of accounts receivable, but due to financial difficulties was only able to remit $50,000 of the amount collected to the
Company.    Subsequent to June 30, 1998, and in conjunction with
a reorganization by the purchaser, and in consideration for guaranteeing collection of the full net amount of the accounts receivable, the Company agreed to restructure the balance owed of $1,750,000 in exchange for the following: a ten five year, 6% promissory note totaling $850,000, 5% convertible preferred stock of the purchaser's entity valued at $900,000, and warrants to acquire common stock in DCM's purchaser. Discontinued operations include management's best estimate of the amounts expected to be realized on the sale of its dental clinic management operation. The amounts the Company will ultimately realize could differ materially from the amounts assumed in arriving at the loss on disposal of DCM. At June 30, 1998, no assets of the discontinued operations remain other that the DCM accounts receivable discussed above.

  All acquisitions have been accounted for as a purchase and the results of operations of Oregon Micro Systems, Inc., Micro
Motors, Inc., and Pnu-light Tool Works, Inc., since the date of acquisition are included in the consolidated financial statements.

  Additional information regarding cash flows from these dispositions is as follows:

                             Pnu-light     DCM        Total
                             ---------     ---        -----
  Working capital disposed
    of net of cash and
    cash equivalents     $    83,509  $(228,658)  $  (145,149)
  Long-term assets         3,040,229    491,667     3,531,896
  Debt assumed               (57,533)  (261,251)     (318,784)
  Common stock returned   (3,067,256)              (3,067,256)
                         ------------ ----------  ------------
    Net                  $    (1,051) $   1,758   $       707
                         ============ ==========  ============

NOTE 8 - SEGMENT INFORMATION

  A summary of information about the Company's continuing operations by segment follows:

                                    Fiscal years ended June 30,
                                          1998          1997
                                          ----          ----
  Revenues
    Infection control products        $ 5,431,074  $ 4,421,658
    Preventive dentistry products       2,488,377    1,832,093
    Medical/dental equipment            8,960,447    8,106,314
    Circuit boards                      5,768,285    4,836,770
                                      -----------  ------------
                                      $22,648,183  $19,196,835
                                      ===========  ============
  Income (loss) from operations
    Infection control products        $   282,254  $   100,517
    Preventive dentistry products         258,227     (126,380)
    Medical/dental equipment(a)           118,459   (1,154,795)
    Circuit boards                        727,670    1,270,825
                                      -----------  ------------
                                      $ 1,386,610  $    90,167
                                      ===========  ============
  Assets
    Infection control products        $ 1,773,736  $ 1,284,860
    Preventive dentistry products       1,798,830    1,469,103
    Medical/dental equipment           12,792,924   12,856,927
    Circuit boards                      2,539,291    4,575,612
    Pro-Dex Corporate                   3,933,804    3,992,044
                                      -----------  ------------
                                      $22,838,585  $24,178,546
                                      ===========  ============
  Depreciation and amortization
    Infection control products        $    41,811  $    56,886
    Preventive dentistry products         123,088      114,014
    Medical/dental equipment              731,761      739,348
    Circuit boards                        598,397      570,861
    Pro-Dex Corporate                      21,130        4,146
                                      -----------  ------------
                                      $ 1,516,187  $ 1,485,255
                                      ===========  ============
  Capital expenditures
    Infection control products        $    73,087  $    62,810
    Preventive dentistry products          96,092      103,807
    Medical/dental equipment              272,824       49,273
    Circuit boards                         79,921      133,354
    Pro-Dex Corporate                     287,592        8,355
                                      -----------  ------------
                                      $   809,516  $   357,599
                                      ===========  ============

  The Company had foreign sales in the amount of $1,140,017 in 1998, and $816,062 in 1997.

a) Includes non-recurring unusual charges of $463,000 in fiscal
1997.

NOTE 9 - EARNINGS PER SHARE

  The weighted-average number of common shares and common share equivalents outstanding during the year used to compute basisc and diluted earnings/(loss) per common share is as follows:

                                           1998        1997
                                           ----        ----
  Weighted-average common shares
    used in computation of
    basic earnings (loss) per share      8,712,660   9,010,115

  Effect of dilutive securities:
    Common stock options and warrants       56,565       *
    Convertible preferred stock             39,065       *
                                         ---------   ---------
  Weighted-average common and
    common share equivalents used in
    the computation of diluted
    earnings (loss) per share            8,808,290   9,010,115
                                         =========   =========

*  Excluded since the effect is anti-dilutive.


                        EXHIBIT INDEX

                                                     Sequentially
Exhibit                Document                        Numbered
  No.                                                    Pages
-----------------------------------------------------------------
 3.1    Articles of Incorporation (incorporated herein
        by reference to Exhibit 3.1 to Pro-Dex, Inc. Registration Statement No. 33-74397).
 3.2    Bylaws  (incorporated herein by  reference  to
        Exhibit  3.2  to  Pro-Dex,  Inc.  Registration
        Statement No. 33-74397).
 7.1    Pro-Dex,  Inc.  Form 8-K dated July  26,  1995
        (incorporated  herein  by  reference  to   the
        Company's  Form 8-K dated July 26,  1995)  and
        Financial  Supplement to Form 8-K  dated  July
        26, 1995 (incorporated herein by reference  to
        the  Company's  Form 10-KSB,  dated  June  30,
        1995,  and  Supplement to Form 8-K,  contained
        therein).
 7.2    Merger Agreement between Pro-Dex, Inc.,  Micro
        Systems  Acquisition  Corporation,  and  Micro
        Motors,    Inc.,   dated   July    26,    1995
        (incorporated herein by reference  to  Exhibit
        7.1  to the Company's Form 8-K dated July  26,
        1996).
 7.3    Acquisition  Agreement between Pro-Dex,  Inc.,
        Oregon Micro Systems, Inc. and L. Wayne Hunter
        dated  July 26, 1996 (incorporated  herein  by
        reference to Exhibit 7.2 to the Company's Form
        8-K dated July 26, 1996).
 7.4    Pro-Dex,  Inc.  Form 8-K dated  May  11,  1996
        (incorporated  herein  by  reference  to   the
        Company's Form 8-K dated May 11, 1996).
10.1    Form  of  Turnkey Management Agreement between
        Pro-Dex, Inc. and its Contracting Dentists (incorporated herein by reference to Exhibit
        10.1  to  Pro-Dex, Inc. Registration Statement
        No. 33-35790).
10.2    Lease Agreement dated December 1, 1984 between
        Sears  Roebuck and Co. and Pro-Dex, Inc.  (Sun
        Valley)  and  amendment thereto  dated  as  of
        November  9,  1987  (incorporated  herein   by
        reference to Exhibits 10.8 and 10.29  to  Pro-
        Dex,  Inc.  Registration  Statement  No.   33-
        35790).
10.2(a) Agreement  to Extend Lease Agreement  (Exhibit
        Sun Valley) dated May 5, 1994.
10.3    Leaseback  Agreement dated December  19,  1985
        between   Pro-Dex,   Inc.   and   Fowler/Searl
        Partnership (incorporated herein by  reference
        to Exhibit 10.13 to Pro-Dex, Inc. Registration
        Statement No. 33-6623).
10.4    Lease   Agreement  dated  November  24,   1986
        between  Sears  Roebuck and Co.  and  Pro-Dex,
        Inc.  (Santa Rosa) and amendment thereto dated
        as  of January 7, 1988 (incorporated herein by
        reference to Exhibits 10.16 and 10.28 to  Pro-
        Dex,  Inc.  Registration  Statement  No.   33-
        35790).
10.4(a) Agreement  to Extend Lease Agreement  (Exhibit
        Santa Rosa) dated May 4, 1994.
10.5    Pro-Dex,   Inc.   1988   Stock   Option   Plan
        (incorporated herein by reference  to  Exhibit
        10.23 to Pro-Dex, Inc. Form 10-K for the  year
        ended June 30, 1988 File No. 0-14942).
10.6    Lease  Agreement dated March 2,  1988  between
        Sears  Roebuck  and  Co.  and  Pro-Dex,   Inc.
        (Sunrise Mall), and extension/amendment  dated
        May  2, 1991 (incorporated herein by reference
        to  Exhibits  10.25 and 10.25(a)  to  Pro-Dex,
        Inc. Registration Statement No. 33-35790).
10.6(a) Agreement  to Extend Lease Agreement  (Exhibit
        10.6 Sunrise Mall) dated July 6, 1994.
10.7    Lease  Agreement dated March 2,  1988  between
        Sears  Roebuck  and  Co.  and  Pro-Dex,   Inc.
        (Florin  Mall)  and extension/amendment  dated
        May  2, 1991 (incorporated herein by reference
        to  Exhibits  10.26 and 10.26(a)  to  Pro-Dex,
        Inc. Registration Statement No. 33-35790).
10.7(a) Agreement  to Extend Lease Agreement  (Exhibit
        10.6 Florin Mall) dated July 6, 1994.
10.8    Lease  Agreement effective as of  December  1,
        1988  between Sears Roebuck and Co.  and  Pro-
        Dex,  Inc. (Arden Fair) and amendment  thereto
        effective  as  of April 1, 1989  (incorporated
        herein  by  reference to  Exhibits  10.32  and
        10.33  to Pro-Dex, Inc. Registration Statement
        No. 33-35790).
10.9    Employment Agreement between Pro-Dex, Inc. and
        M. Larry Kyle, D.D.S. dated June 28, 1990 (incorporated herein by reference to Exhibit
        10.34  to Pro-Dex, Inc. Registration Statement
        No. 33-35790).
10.13   Lease  Agreement between Equity Colorado Phase
        II   and  Biotrol  International,  Inc.  dated
        August  1991 (incorporated herein by reference
        to Exhibit 10.40 to Pro-Dex, Inc. Registration
        Statement No. 33-35790).
10.13(a)First Amendment to Lease (Exhibit 10.13) dated
        January 31, 1994.
10.14   Loan  Agreement between Biotrol International,
        Inc. and A-T Realty Co. dated May 29, 1991 (incorporated herein by reference to Exhibit
        10.43  to Pro-Dex, Inc. Registration Statement
        No. 33-35790).
10.15   Employment Agreement dated effective August 1,
        1993  between  Challenge  Products,  Inc.  and
        Charles   L.  Bull  (incorporated  herein   by
        reference to Exhibit 10.15 to Pro-Dex, Inc. Registration Statement No. 33-74397).
10.16   Prophy Ring Patent License Agreement dated and
        effective   July  1,  1993  between  Challenge
        Products,   Inc.   and   Charles    L.    Bull
        (incorporated herein by reference  to  Exhibit
        10.17  to Pro-Dex, Inc. Registration Statement
        No. 33-74397).
10.17   1994 Stock Option Plan (incorporated herein by
        reference to Exhibit 10.21 to Pro-Dex, Inc. Registration Statement No. 33-74397).
10.18   Director's  Stock  Option  Plan  (incorporated
        herein  by reference to Exhibit 10.22 to  Pro-
        Dex,  Inc.  Registration  Statement  No.   33-
        74397).
10.19   Lease   Agreement  dated  December  29,   1993
        between  Fuoti Insurance Agency, Inc. &  James
        C.  &  Susan E. Fuoti and Pro-Dex, Inc.  &  M.
        Larry  Kyle,  DDS.   (Incorporated  herein  by
        reference   to  the  Exhibit  10.23   to   the
        Company's Form 10-KSB dated June 30, 1994).
10.20   Consulting   Agreement   and   Non-Competition
        Agreement, between Pro-Dex, Inc. and L.  Wayne
        Hunter,  dated  July  26,  1995  (incorporated
        herein  by  reference to Exhibit 10.1  to  the
        Company's Form 8-K dated July 26, 1996).
10.21   Employment  Agreement between Ronald  G.  Coss
        and   Pro-Dex,  Inc.,  dated  July  26,   1995
        (incorporated herein by reference  to  Exhibit
        10.2 to the Company's Form 8-K dated July  26,
        1996).
10.22   Agreement  to  Terminate Long Term  Employment
        Agreement  between  Micro  Motors,  Inc.   and
        Ronald   G.   Coss   dated   July   26,   1995
        (incorporated herein by reference  to  Exhibit
        10.3 to the Company's Form 8-K dated July  26,
        1996).
10.23   Asset   Purchase  Agreement  between  Pro-Dex,
        Inc.,  Pnu-Light Acquisition Corporation,  and
        Marty J. Anderson, dated May 11, 1996.
10.24   Letter  Agreement,  regarding  rescission   of
        Royalty   Agreement  between  Pro-Dex,   Inc.,
        Challenge Products, Inc. and Charles Bull dated June, 1996, together with Assignment of Patent.