Form 10QSB
period 1998-09-30
PRO DEX INC
filed 1998-11-13
CIK 788920

U.S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549
                      -----------------------
                            FORM 10-QSB


                            (Mark One)
     [X]  Quarterly Report Pursuant to Section 13 or 15(d) of the
          Securities Exchange Act of 1934 for the quarterly period ended September 30, 1998.

     [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                    Commission File Number 0-14942

                           PRO-DEX, INC.
                    ----------------------------
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

     The number of shares of the Registrant's no par value common stock outstanding as of November 12, 1998, was 8,787,300.


DOCUMENTS INCORPORATED BY REFERENCE: None.

                       Table of Contents

                                                  Page No.
PART I      Financial Information

  Item 1.
          Financial Statements
          Consolidated Balance Sheets             F-1 & F-2
          Consolidated Statements of Operations         F-3
          Consolidated Statements of Cash Flow          F-4
          Notes to Consolidated Financial Statements    F-5

  Item 2.
          Management Discussion and Analysis              8

SIGNATURES                                               12

EXHIBITS    NONE

                       Page 2 of 12 Pages


                   CONSOLIDATED BALANCE SHEETS

                             ASSETS

                                          September 30,   June 30,
                                               1998         1998
                                           (unaudited)
Current assets:
  Accounts receivable, net of allowance
    for doubtful accounts of $15,443
     and $29,194                          $ 2,804,349  $ 3,363,433
  Inventories, net                          4,637,979    4,451,802
  Deferred taxes                              480,000      480,000
  Prepaid expenses                            665,759      220,770

    Total current assets                    8,588,087    8,516,005


Property and equipment                      5,471,198    5,196,935
  Less accumulated depreciation            (2,483,313)  (2,331,113)
    Net property and equipment              2,987,885    2,865,822

Other assets:
  Long-term receivables,
    net of allowance for doubtful
    accounts of $50,000                       939,317    1,847,076
  Investment                                  900,000
  Deferred taxes                              440,000      440,000
  Other                                       660,971      423,428
  Intangibles, net                          8,310,255    8,746,254

    Total other assets                     11,250,543   11,456,758

    Total assets                         $ 22,826,515 $ 22,838,585


             CONSOLIDATED BALANCE SHEETS - CONTINUED

               LIABILITIES & SHAREHOLDERS' EQUITY

                                          September 30,   June 30,
                                               1998         1998
                                           (unaudited)
Current liabilities:
  Current portion of long-term debt       $ 1,492,882  $ 1,394,994
  Accounts payable                          1,059,108    1,013,576
  Accrued expenses                          1,245,436    1,149,307

    Total current liabilities               3,797,426    3,557,877

Long-term debt, net of current portion      6,587,086    6,120,922

    Total liabilities                      10,384,512    9,678,799


Commitments and contingencies


Shareholders' equity:
  Series A convertible preferred shares,
    no par value; 10,000,000
    shares authorized; 78,129 shares
    issued and outstanding                    282,990      282,990
  Common shares, no par value; 50,000,000
    shares authorized; 8,787,300 shares
    issued and outstanding                 14,837,694   14,837,695
  Accumulated deficit                      (2,528,081   (1,810,649)

                                           12,592,603   13,310,036

  Receivable for stock purchase              (150,600)    (150,250)

    Total shareholders' equity             12,442,003   13,159,786

    Total liabilities and
      shareholders' equity               $ 22,826,515 $ 22,838,585


              CONSOLIDATED STATEMENTS OF OPERATIONS

                                         Quarter Ended September 30,
                                               1998        1997
                                           (unaudited)  (unaudited)

Net sales                                 $ 4,570,770  $ 5,817,919

Cost of sales (Includes rent paid to a
  director of $85,000 for 1998 and 1997)    2,072,511    2,254,531

Gross profits                               2,498,259    3,563,388

Operating expenses:
  Selling                                   1,101,285      981,463
  General and administrative                1,016,099    1,181,003
  Research and development                    343,366      352,095
  Amortization                                195,837      225,246
  Unusual charges                             838,833
    Total operating expenses                3,495,420    2,739,807

Income (loss) from operations                (997,161)     823,581

Other income (expense):
  Interest (expense)                         (211,674)    (257,555)
  Other income, net                            13,757        2,077
    Total                                    (197,917)    (255,478)

Income (loss) before
  income taxes (credits)                   (1,195,078)     568,103
Income taxes (credits)                       (477,647)     215,812

Net income (loss)                          $ (717,431)   $ 352,291

Basic and diluted net earnings (loss)
  per common and common equivalent share:  $    (0.08)   $    0.04

Weighted average number of common and
  common equivalent shares outstanding      8,787,300    8,842,000


              CONSOLIDATED STATEMENTS OF CASH FLOWS

                                         Quarter Ended September 30,
                                               1998        1997
                                           (unaudited)  (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                        $ (717,431)   $ 352,291
  Adjustments to reconcile net income
    (loss)to net cash provided by
    (used in) operating activities:
      Depreciation and amortization           347,784      371,674
      Provision for doubtful accounts         (13,751)        (406)
  Change in working capital components
    net of effects from purchases
    and divestitures:
     (Increase) decrease in accounts
        receivable                            580,244     (436,922)
     (Increase) decrease in inventories      (186,177)      99,337
     (Increase) in prepaid expenses          (444,989)     (75,918)
      Decrease in other assets                  2,619       51,197
      Increase in accounts payable and
        accrued expense                       619,692       86,095
      Increase (decrease) in income
        taxes payable                        (478,031)     196,657

  Net cash provided by (used in)
    operating activities                     (290,040)     644,005


CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment         (274,010)     (74,303)

  Net cash flows (used in)
    investing activities                     (274,010)     (74,303)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from long-term borrowing         1,375,000            0

  Principal payments on long-term borrowing  (810,950)    (933,080)

  Net cash flows provided by (used in)        564,050     (933,080)
    financing activities

(DECREASE) IN CASH AND CASH EQUIVALENTS             0     (363,378)
Cash and cash equivalents,
  beginning of period                               0      851,112
Cash and cash equivalents,
  end of period                             $       0  $   487,734

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash payments for interest                $ 211,674  $   257,555
  Cash payments for income taxes            $   3,600  $     5,175


           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              For Quarter Ended September 30, 1998


NOTE 1 - BASIS OF PRESENTATION

  The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instruction to Form 10-Q and Article 10 of regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended September 30, 1998, are not necessarily indicative of the results that may be expected for the year ended June 30, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 1998.

NOTE 2 - EARNINGS PER SHARE

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

NOTE 3 - DISCONTINUED OPERATIONS

  On June 11, 1997, the Company completed the sale of its Dental Clinic Management ("DCM") operations of its California subsidiary, Pro-Dex Management, Inc. In exchange for inventory and equipment, the purchaser assumed approximately $670,000 of the Company's liabilities. The Company retained ownership of the existing net accounts receivable of $1,800,000 related to the DCM operation. During 1998, the purchaser collected approximately $650,000 of the $1.8 million of accounts receivable, but due to financial difficulties was only able to remit $50,000 of the amount collected to the Company. In September 1998, in conjunction with a reorganization by the purchaser, and in consideration for guaranteeing collection of the full net amount of the accounts receivable, the Company agreed to restructure the balance owed of $1,750,000 in exchange for the following: a five year, 6% promissory note totaling $850,000, 5% convertible preferred stock of the purchaser's entity valued at $900,000, and warrants to acquire common stock in DCM's purchaser.


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

Results of Operations for the Quarter Ended September  30, 1998
Compared to Quarter Ended September 30, 1997.

  Net sales by subsidiary follows:

                                 1998        1997       Increase/
                                                       (Decrease)
   Biotrol                   $ 2,126,880 $ 1,988,863 $   138,017
   Challenge                     633,911     387,457     246,454
   Micro Motors                1,491,286   2,262,066    (770,780)
   Oregon Micro Systems          851,804   1,669,672    (817,868)
   (Inter-company sales)        (533,111)   (490,139)    (42,972)

                             $ 4,570,770 $ 5,817,919 $(1,247,149)

  Consolidated sales decreased 21.4% for the quarter ended September 30, 1998, over the quarter ended September 30, 1997. At Biotrol, sales for the quarter increased 6.9%, primarily due to increases in sales of its infection control products and preventive dental care products. The merger of two of Biotrol's largest customers continues to hamper sales growth due to the reduction of warehouse locations and corresponding significant inventory consolidation. As the inventories of Biotrol products continue to move out of the dealers' warehouses, orders should increase in the future. Sales for the quarter at Challenge increased 63.6%. Inter-company sales of its preventive dental products to Biotrol increased 42.2% for the quarter ended September 30, 1998 compared to the quarter ended September 30, 1997. Private label and OEM sales at Challenge increased 96.1% to $301,696 for quarter ended September 30, 1998 compared to $153,873 for quarter ended September 30, 1997. At Micro Motors sales decreased by 34.1% for the quarter ended September 30, 1998 compared to the quarter ended September 30, 1997. Several of
Micro's key private label customers experienced a decline in business during the quarter ended September 30, 1998. In addition, two of Micro's largest OEM customers changed ownership during the quarter causing a temporary disruption in business. Micro has been developing a new line of controllers to improve its marketing position in the endodontic and implant dental segments. The new controller will also enable Micro to enter the medical microsurgery market. Development of the product is due to be completed in the second quarter of the current fiscal year. Revenue at Oregon Micro Systems declined by 49% for the quarter ended September 30, 1998 compared to the previous year's same quarter. Revenue at OMS continues to be heavily dependent on the semiconductor industry. Continued over capacity of memory products and the Asian monetary crisis are the principle reasons for the reduction in revenue at OMS.

  Gross profits by subsidiary follows:

                                 1998        1997       Increase/
                                                       (Decrease)
Biotrol                      $ 1,069,407 $ 1,064,505 $     4,902
Challenge                        264,353     160,457     103,896
Micro Motors                     559,828   1,041,389    (481,561)
Oregon Micro Systems             604,671   1,297,037    (692,366)

                             $ 2,498,259 $ 3,563,388 $(1,065,129)

  The Company's consolidated gross profit for the quarter ended September 30, 1998, fell 29.9% from the quarter ended September 30, 1997 primarily due to the decrease in revenue. Gross profit as a percentage of sales decreased to 54.7% for the quarter ended September 30, 1998 compared to 61.2% for the quarter ended
September 30, 1997. The decline is attributed to lower revenue without a corresponding decrease in fixed manufacturing overhead, and a change in the sales mix to lower margin products.

  Operating expenses without unusual charges decreased 0.3% to $2,656,587 for the quarter ended September 30, 1998, from $2,739,807 for the quarter ended September 30, 1997. The Company spent approximately $75,000 during the current quarter on the implementation of its information technology systems. Operating expenses with unusual charges included increased to $3,495,420 for the quarter ended September 30, 1998 compared to $2,739,807 for  the  quarter ended September 30, 1997.  The Company took  an unusual charge in the current quarter totaling $838,833. Effective July 1, 1998, management determined that payments made for consulting services and a non-compete arrangement to an individual related to a prior acquisition by the Company have no future value, and has taken a charge to earnings in the current quarter in the amount of $313,496. In addition, the Company has amended the duties of an executive under an existing employment agreement. Management has determined that the value of the new position will be less than the previous position, but will continue to honor its obligation under the contract. The Company is taking a charge for the excess in the current quarter in the amount of $525,337.

  Loss from operations was ($997,161) which included unusual charges of $838,833 for the quarter ended September 30, 1998, compared to income from operations of $823,581 for the quarter ended September 30, 1997. Loss from operations was mainly attributed to the decline in operating income at the Company's OMS subsidiary. Operating income at OMS declined $680,351, or 87.7% for the quarter ended September 30, 1998, compared to the quarter ended September 30, 1997. Continued slowness in the semiconductor industry was the main factor contributing to the decrease.

  The  Company's effective tax rate is 40% for the quarter  ended
September 30, 1998, compared to 38% for the prior year's quarter.
The Company was able to utilize deferred tax assets in the prior year to lower its tax rate.

  Net loss for the quarter was ($717,431), or ($.08) per share, compared to net income of $352,291, or $.04 per share for the quarter ended September 30, 1997. Net loss for the quarter included a net loss from unusual charges of ($.06) per share.

Liquidity and Capital Resources

  As of September 30, 1998, the Company had liquid resources consisting of credit available on an existing credit line of $1,350,000. Management believes that funds generated from operations along with funds available under the credit line are sufficient to cover anticipated operating needs as well as capital expenditure requirements for the current year. Capital expenditures for the Company's operations for the year ended June 30, 1999 are presently anticipated to be approximately $850,000. In the fourth quarter of fiscal 1998, the Company entered into a $1.2 million lease credit facility to partially finance these expenditures.

Accounting Changes

  In June 1996, the FASB issued SFAS No. 130 "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 130 requires that an enterprise report, by major components and as a single total, the change in its net assets during the period from non-owner sources; and SFAS No. 131 establishes annual and
interim   reporting  standards  for  an  enterprise's   operating
segments and related disclosures about its products, services, geographic areas and major customers. Adoption of these Statements will not impact the Company's financial position, results of operations or cash flows and any effect will be limited to the form and content of its disclosures. Both Statements are effective for fiscal years beginning after December 15, 1997, with earlier application permitted.

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

  The Company has adopted the following six phase compliance program. (1) The survey of all facility systems and equipment that use computers or embedded microprocessors. This effort includes reviewing equipment inventory, preventive maintenance lists, and vendor service contracts. (2) Identification of potential building systems or equipment compliance issues. Equipment, service and inventory vendors have been asked for compliance verification and testing procedures. (3) Investigate the issues identified through reviews with site personnel and vendors; identify potential impact; develop a strategy for modification or replacement and develop cost estimates. (4) Determine funding needs and develop strategy. (5) Implementation by purchasing required hardware or software (new or upgrades) and install/implement. (6) Validate by developing testing procedures to confirm compliance of current and upgraded hardware, software, and facilities' systems on an ongoing basis.

  In accordance with the IT Strategic Plan, Phases 1 through 4 listed above have been completed. Phase 5 is in process with a scheduled completion date of September 1999, in relation to current upgraded or implemented systems to validate Y2K compliance.

  Full implementation is scheduled to be complete in Fiscal Year 2001. Subsidiaries not fully implemented by the compliance completion date of September 1999 will have current systems upgraded prior to that date. The IT staff, in conjunction with the operations staff at each subsidiary, is in the process of implementing compliant upgrades to all other internal systems to include phone systems/voice mail, time clocks, burglar and fire alarms systems, postal and fax machines, etc., for Y2K compliance.

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

  The Company has estimated the cost of replacement of the aging IT systems at all units with implementation of a new system to be $1.7 million dollars, of which $700,000 has been expended to date. It is anticipated that approximately $470,000 will be spent on the complete replacement of software, including upgrading all operating systems, application software, and general office automation software. Approximately $335,000 has been designated for the upgrade or replacement of hardware. Approximately $100,000 dollars will be spent between now and the year 2000 on facilities to meet Y2K compliance. The project is being funded through the Company's operations. The Company has not deferred other IT projects in favor of Y2K compliance.

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

  The nature of the foregoing discussion requires the use of forward looking statements that involve assumptions, risks, and uncertainties that could cause outcomes to be substantially different from those projected.


Date:  September 30, 1998      /s/ Kent E. Searl

                               _______________________________
                               Kent E. Searl, Chairman


Date:  September 30, 1998      /s/ George J. Isaac

                               _______________________________
                               George J. Isaac, Chief Financial Officer