Form 10QSB
period 1998-12-31
PRO DEX INC
filed 1999-02-16
CIK 788920

U.S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549
                      -----------------------
                            FORM 10-QSB


                            (Mark One)
     [X]  Quarterly Report Pursuant to Section 13 or 15(d) of the
          Securities Exchange Act of 1934 for the quarterly period ended December 31, 1998.

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

     The number of shares of the Registrant's no par value common stock outstanding as of February 11, 1999, was 8,787,300.


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

EXHIBITS    NONE

                       Page 2 of 12 Pages


                   CONSOLIDATED BALANCE SHEETS
                             ASSETS

                                        December 31,    June 30,
                                            1998          1998
                                        -----------   -----------
                                        (unaudited)
Current assets:
  Accounts receivable, net of
    allowance for doubtful accounts
      of $34,659 and $29,194             $2,553,513   $3,363,433
        Inventories, net                  4,855,919    4,451,802
        Deferred taxes                      480,000      480,000
        Prepaid expenses                    662,254      220,770

Total current assets                      8,551,686    8,516,005

Property and equipment                    5,701,192    5,196,935
  Less accumulated depreciation          (2,578,391)  (2,331,113)
    Net property and equipment            3,122,801    2,865,822

Other assets:
  Long-term  receivables, net of
    allowance for doubtful accounts
      of $87,002 and $50,000                944,214    1,847,076
  Investment                                900,000
  Deferred taxes                            440,000      440,000
  Other                                     610,481      423,428
  Intangibles, net                        8,114,416    8,746,254

    Total other assets                   11,009,111   11,456,758

    Total assets                        $22,683,598  $22,838,585


See "Notes to Consolidated Financial Statements."             F-1


             CONSOLIDATED BALANCE SHEETS - CONTINUED
               LIABILITIES & SHAREHOLDERS' EQUITY

                                        December 31,    June 30,
                                           1998           1998
                                        -----------   -----------
                                        (unaudited)
Current liabilities:
  Current portion of long-term debt      $1,432,766   $1,394,994
  Accounts payable                        1,251,028    1,013,576
  Accrued expenses                          934,823    1,149,307

    Total current liabilities             3,618,617    3,557,877

Long-term debt, net of current portion    7,383,337    6,120,922

    Total liabilities                    11,001,954    9,678,799

Commitments and contingencies


Shareholders' equity:
  Series A convertible preferred shares,
    no par value; 10,000,000
    shares authorized; 78,129 shares
    issued and outstanding                  282,990      282,990
  Common shares, no par value;
    50,000,000 shares authorized;
      8,737,300 shares issued and
        outstanding                      14,837,694   14,837,695
  Accumulated deficit                    (3,288,440)  (1,810,649)
                                         ----------- -----------
                                         11,832,244   13,310,036

Receivable for stock purchase              (150,600)    (150,250)

    Total shareholders' equity           11,681,644   13,159,786

    Total liabilities and
      shareholders'equity               $22,683,598  $22,838,585


See "Notes to Consolidated Financial Statements."             F-2


              CONSOLIDATED STATEMENTS OF OPERATIONS

                                      Quarter ended December 31,
                                            1998          1997
                                       (unaudited)   (unaudited)

Net sales                               $4,298,323    $6,329,448

Cost of sales (includes rent paid
  to a director of $85,728 and
    $84,712 for 1998 and 1997)           2,389,700     2,627,477

Gross profits                            1,908,623     3,701,971

Operating expenses:
  Selling                                1,339,826     1,229,052
  General and administrative             1,025,037     1,169,485
  Research and development                 403,895       340,824
  Amortization                             195,839       225,246
  Unusual charges                                0
    Total operating expenses             2,964,597     2,964,607

Income (loss) from operations           (1,055,974)      737,364

Other income (expense):
  Interest (expense)                      (224,691)    (238,723)
  Other income, net                         13,400       17,709
    Total                                 (211,291)    (221,014)

Income (loss) before income
  taxes (credits)                       (1,267,265)     516,350
Income taxes (credits)                    (506,906)     180,723

Net income (loss)                        $(760,359)    $335,627

Basic and diluted net earnings
  (loss) per common and
    common equivalent share                 $(0.09)       $0.04

Weighted average number of
   common and common equivalent
     shares outstanding                  8,787,300    9,001,646


See "Notes to Consolidated Financial Statements."           F-3


              CONSOLIDATED STATEMENTS OF OPERATIONS

                                       Quarter ended December 31,
                                              1998         1997

Net sales                                $8,869,093   $12,147,367

Cost of sales (includes rent paid
  to a director of $171,457 and
    $169,424 for 1998 and 1997)           4,462,211     4,882,008

Gross profits                             4,406,882     7,265,359


Operating expenses:
  Selling                                 2,441,111     2,210,515
  General and administrative              2,042,601     2,350,488
  Research and development                  747,261       692,919
  Amortization                              391,676       450,492
  Unusual charges                           838,833
    Total operating expenses              6,461,482     5,704,414

Income (loss) from operations            (2,054,600)    1,560,945

Other income (expense):
  Interest (expense)                       (434,900)     (496,278)
  Other income (expense), net                27,157        19,786
    Total                                  (407,743)     (476,492)

Income (loss) before income
  taxes (credits)                        (2,462,343)    1,084,453
Income taxes (credits)                     (984,553)      396,535

Net income (loss)                       $(1,477,790)     $687,918


Basic and diluted net earnings (loss)
  per common and common equivalent share     $(0.17)        $0.08

Weighted average number of
  common and common equivalent
    shares outstanding                    8,787,300     9,001,646


See "Notes to Consolidated Financial Statements."            F-4


              CONSOLIDATED STATEMENTS OF CASH FLOWS

                                    Six months ended December 31,
                                                 1998     1997
                                           (unaudited) (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                      $(1,477,790)   687,918
  Adjustments to reconcile net
    income (loss) to net cash provided
    by (used in) operating activities:
      Depreciation and amortization          702,058    753,296
      Provision for doubtful accounts         42,467    (39,209)
  Change in working capital components
    net of effects from
    purchases and divestitures:
      (Increase) decrease in
         accounts receivable                 769,965   (913,598)
      (Increase) decrease in inventories    (404,117)   213,669
      (Increase) decrease in
         prepaid expenses                   (441,484)   362,300
       Decrease in other assets               53,109     60,763
       Increase in accounts payable
         and accrued expense               1,007,903     19,055
       Increase (decrease) in
         income taxes payable               (984,937)   377,380


  Net cash provided by (used in)
    operating activities                    (732,826) 1,521,574

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment        (567,361)  (374,076)

  Net cash flows (used in)
    investing activities                    (567,361)  (374,076)


CASH FLOWS FROM FINANCING ACTIVITIES

  Proceeds from long-term borrowing        1,950,000          0
  Principal payments on
    long-term borrowing                     (649,813)(1,922,018)

  Net cash flows provided by
    (used in) financing activities         1,300,187 (1,922,018)

INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                             0   (774,520)
Cash and cash equivalents,
  beginning of period                              0    851,112
Cash and cash equivalents, end of period           0     76,592

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

  Cash payments for interest                $434,900   $496,278
  Cash payments for income taxes            $  3,600   $  5,175


See "Notes to Consolidated Financial Statements."             F-5


           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           For The Six Months Ended December 31, 1998

NOTE 1 - BASIS OF PRESENTATION

  The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instruction to Form 10-Q and Article 10 of regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended December 31, 1998, are not necessarily indicative of the results that may be expected for the year ended June 30, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 1998.

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

NOTE 4 - LONG TERM DEBT

  The Company is required to meet certain financial covenants including minimum tangible net worth, fixed charge coverage, and cash flow. In addition, the credit facility limits the amount of dividends and capital expenditures in any one year. At June 30, 1998 and December 31, 1998, the Company did not meet some of the financial covenants; however, on September 24, 1998, the bank waived the current covenants. Management is working with the bank to structure a covenant package to bring the Company into compliance.


Item 2.  Management's Discussion and Analysis

Results of Operations

  Forward Looking Statements. All forward looking statements in this form 10Q involve important risks and uncertainties that significantly affect expected results in the future from those expressed in these forward looking statements. These risks and uncertainties involve the Company's assumptions regarding factors to include, but not be limited to, (1) market acceptance of the products of each subsidiary, including brand and name recognition for quality and value in each of the Company's subsidiaries' markets, (2) existence, scope, defensibility and non-infringement of patents, trade-secrets and other trade rights, (3) each subsidiary's relative success in achieving and maintaining technical parity or superiority with competitors, (4) interest rates for domestic and Eurofunds, (5) the relative success of each subsidiary in attracting and retaining technical and sales personnel with the requisite skills to develop, manufacture and market the Company's products, (6) the non-occurrence of general economic downturns or downturns in any of the Company's market regions or industries (such as dental products and tools or computer chip manufacturers), (7) the relative competitiveness of products manufactured by the Company's facilities, including any contractors in the global economy, (8) the non-occurrence of natural disasters, (9) a stable regulatory environment in areas of significance to each of the Company's subsidiaries, (10) the Company's success in managing its regulatory relations and avoiding any adverse determinations, (11) the availability of talented senior executives for the parent and each of the subsidiaries, (12) other factors affecting the sales and profitability of the Company in each of its markets. Should any of the foregoing assumptions or other assumptions not listed fail to be realized, the forward-looking statements herein may be inaccurate. In making forward looking statements in this and other Sections of the Company's report on Form 10-QSB, the Company relies upon recently promulgated policies of the Securities and Exchange Commission and statutory provisions, including Section 21E of the Securities Exchange Act of 1934, which provide a safe-harbor for forward looking statements.


Results of Operations for the Quarter Ended December 31, 1998
Compared to the Quarter Ended December 31, 1997.

  Net sales by subsidiary follows:
                                                    Increase/
                         1998         1997         (Decrease)
                         ----         ----       ------------
Biotrol              $2,176,950    $2,426,820   $   (249,870)
Challenge               559,723       484,841         74,882
Micro Motors          1,478,893     2,120,778       (641,885)
Oregon Micro Systems    517,083     1,729,914     (1,212,831)
Inter-company sales)   (434,326)     (432,905)        (1,421)
                     -----------   -----------   ------------
                     $4,298,323    $6,329,448    $(2,031,125)
                     ===========   ===========   ============

  Consolidated sales decreased 32.1% for the quarter ended December 31, 1998, over the quarter ended December 31, 1997. At Biotrol, sales for the quarter decreased 10.3%. The merger of three of Biotrol's largest customers continues to hamper sales growth due to the reduction of warehouse locations and corresponding reduction in inventory quantities carried by these customers. Further evidence of this trend is indicated by the fact that sales of Biotrol products by its customers to dentists exceeded sales of Biotrol products to its distributors for the quarter ended December 31, 1998. Sales of Biotrol products to the end user dentists are increasing, therefore, as inventories of Biotrol products continue to move out of the dealers' warehouses, orders should increase in the future. Sales for the quarter at Challenge increased 15.4% over the previous year's comparable quarter. Inter-company sales of its preventative dental products to Biotrol decreased 38.4% for the quarter ended December 31, 1998 compared to the quarter ended December 31, 1997, primarily due to consolidation of inventory levels of Biotrol's customers. Private label and OEM sales at Challenge increased 69.5% to $410,187 for quarter ended December 31, 1998 compared to $241,994 for quarter ended December 31, 1997. At Micro Motors sales decreased by 30.3% for the quarter ended December 31, 1998 compared to the quarter ended December 31,1997. On July 1, 1998, Micro Motors made the conversion to new manufacturing and accounting software. Due to difficulties experienced during the conversion process, Micro experienced significant parts shortages in the current quarter that created a backorder situation. As of December 31, 1998, Micro had orders totaling $520,000 that could not be shipped due to the shortage of parts. It is anticipated that the problems related to the parts shortages will be solved, and the backorder situation should be cleaned up by the end of the third fiscal quarter. Sales to Micro's key private label customers in the endodontic and implant industries continued to fall below the previous year. Micro has been developing a new line of controllers to improve its marketing position in the endodontic and implant dental segments. The new controller has enabled Micro to enter the medical microsurgery market. In January 1999, the Company announced that Micro Motors received an initial order for electric controllers from a major medical supplier. The order is valued at $500K and is scheduled for shipment beginning in February. Revenue at Oregon Micro Systems declined by 70.1% for the quarter ended December 31, 1998 compared to the previous year's same quarter. The decrease at OMS was a significant reason for the decline in revenue and profitability of the Company. Revenue at OMS continues to be heavily dependent on the semiconductor industry. Continued over capacity of memory products and the Asian monetary crisis are the principle reasons for the reduction in revenue at OMS. Industry experts indicate that the semiconductor industry may have hit bottom in October of 1998. Orders received in the past two months for January and February delivery have been higher than the level of activity over the previous nine months.

  Gross profits by subsidiary follows:

                                                    Increase/
                          1998         1997        (Decrease)
                          ----         ----      ------------
Biotrol               $1,153,737   $1,372,523    $  (218,786)
Challenge                188,795      175,162         13,633
Micro Motors             282,165      836,491       (554,326)
Oregon Micro Systems     283,926    1,317,795     (1,033,869)
                      ----------   ----------    ------------
                      $1,908,623   $3,701,971    $(1,793,348)
                      ==========   ==========    ============

  Overall gross profit dollars decreased by 48.4% for the quarter ended December 31, 1998, compared to the quarter ended December 31, 1997, due to the decline in revenue. The conversion to new manufacturing software at Micro beginning on July 1, 1998 disclosed inventory valuation discrepancies under the new system. As a result Micro took a charge of $220,000 to cost of sales in the current quarter to correct the discrepancies. Overall gross profit percentage declined due to lower revenue absorbing fixed manufacturing overhead. Gross profit percentage for the quarter ended December 31, 1998, was 44.4% compared to 58.5% for the quarter ended December 31, 1997.

  Operating expenses for the quarter ended December 31, 1998, were $2,964,597 (69% of net sales) compared to $2,964,607 (46.8%
of net sales) for the quarter ended December 31, 1997. Selling expenses were higher for the quarter because sales of Biotrol products out of the dealer warehouses were higher than the previous quarter. Sales to the dealers were lower due to inventory consolidation caused by the merger of three of Biotrol's largest customers. Research and development expense increased to $403,895 for the quarter ended December 31, 1998, compared to $340,824 for the quarter ended December 31, 1997, an 18.5% increase. The development of new products at Micro Motors has enabled them to expand into the medical microsurgery market. In addition to the $500K order Micro received from one major medical device supplier, several other potential medical device customers are currently reviewing the new products.

  Loss from operations for the quarter ended December 31, 1998, was ($1,055,974) compared to income of $737,364 for the quarter ended December 31, 1997. Several factors contributed to the decline in profitability for the quarter. At Biotrol, as previously mentioned, inventory consolidation resulting from the merger of three of Biotrol's largest customers caused the decline in revenue in the quarter. Sales of Biotrol's products out of the dealer warehouses are ahead of last year's revenue, but sales to the dealer warehouses are below last year. Revenue is expected to return to normal levels once the desired inventory levels are attained. At Micro Motors problems related to the new computer software conversion created a parts shortage that prevented Micro from building and shipping $520,000 of orders scheduled for November and December delivery. It is anticipated that the shortages will be corrected in the third fiscal quarter, and those shipments will be completed. In addition, demand for products from several key private label customers is below the previous year's level. Industry consolidation as well as a decline in the endodontic and implant segments of the dental market are attributed to the slowdown in revenue. Over the past six months, Micro has invested significant dollars in research and development to update its product line for these markets as well as the medical microsurgery market. The development is complete, and the new products are being demonstrated to both old and potential new customers. Finally, the semiconductor industry has experienced a major slowdown during all of 1998. Revenue at OMS for the quarter was down more than 70% over the previous year. Net operating income from OMS was down $946,858 to a loss of ($214,998) for the quarter ended December 31, 1998 compared to a profit of $731,860 for the quarter ended December 31, 1997. Recent new order activity has signaled a potential end to the semiconductor industry slump. In addition, OMS has gained new customers in other motion control related industries.

  Net loss for the quarter ended December 31, 1998 was ($760,359) compared to net income for the quarter ended December 31, 1997 of $335,627.

Results of Operations for the Six Months Ended December 31, 1998
Compared to the Six Months Ended December 31, 1997.

  Net sales by subsidiary follows:
                                                    Increase/
                         1998           1997       (Decrease)
                         ----           ----     ------------
Biotrol              $4,303,830     $4,415,683   $  (111,853)
Challenge             1,193,634        872,298       321,336
Micro Motors          2,970,179      4,382,844    (1,412,665)
Oregon Micro Systems  1,368,887      3,399,586    (2,030,699)
Inter-company sales)   (967,437)      (923,044)      (44,393)
                     -----------   ------------  ------------
                     $8,869,093    $12,147,367   $(3,278,274)
                     ===========   ============  ============

  Consolidated sales from continuing operations decreased 27% for the six months ended December 31, 1998, compared to the six months ended December 31, 1997. At Biotrol, sales for the six months decreased 2.5%, primarily due to inventory consolidation caused by the merger of three of its largest customers. Biotrol is able to track sales of its products out of its customers' warehouses. For the six-month period ended December 31, 1998 sales of Biotrol products out of dealer warehouses was approximately $600K higher than sales to its dealer customers during the same period. Sales for the six months at Challenge increased 36.8% over the same six-month period in the previous year. Overall, the combined sales of dental products by Biotrol and Challenge increased by 4% over the previous year in spite of the inventory consolidation occurring within the industry. Challenge experienced a 79.8% increase in private label sales for the six months ended December 31, 1998 compared to the six months ended December 31, 1997. Sales at Micro Motors declined 32.2% for the six months ended December 31, 1998, compared to the six months ended December 31, 1997. Problems encountered during the implementation of new MRP software caused a parts shortage that prevented the unit from shipping $520,000 of orders scheduled for November and December delivery. A decline in demand for products from Micro's endodontic and implant customers also contributed to the decrease in revenue. Revenue at Oregon Micro Systems declined 59.7% for the six months ended December 31, 1998 compared to the same six months of the previous year. A severe slump in the demand for semiconductor fabrication equipment was the main reason for the decline. Approximately 80% of revenue at OMS comes from the semiconductor fabrication equipment market. OMS has made progress through its research and development efforts to enter the systems integrator, medical, and factory automation markets.

  Gross profits by subsidiary follows:

                                                   Increase/
                         1998         1997        (Decrease)
                         ----         ----       -----------
Biotrol               $2,201,591   $2,437,028    $ (235,437)
Challenge                463,925      342,405       121,520
Micro Motors             852,769    1,871,094    (1,018,325)
Oregon Micro Systems     888,597    2,614,832    (1,726,235)
                      ----------   ----------   ------------
                      $4,406,882   $7,265,359   $(2,858,477)
                      ==========   ==========   ============

  The Company's consolidated gross profit from continuing operations for the six months ended December 31, 1998, decreased by 39.3% compared to the six months ended December 31, 1997. Gross profit percentage decreased to 49.7% for the six months ended December 31, 1998 from 59.8% for the six months ended December 31, 1997. The significant decline in revenue without a corresponding proportionate decline in fixed manufacturing overhead was the main reason for the reduction in gross profit percentage. Inventory discrepancies detected at Micro Motors as a result of the new manufacturing software conversion caused Micro to take a charge to cost of sales of $220,000 during the six month period ended December 31, 1998.

  Operating expenses without unusual charges decreased 1.4% to $5,622,649 for the six months ended December 31, 1998, from $5,704,414 for the six months ended December 31, 1997. The Company spent approximately $200,000 during the six months ended December 31, 1998 on the implementation of its information technology systems. Operating expenses with unusual charges included increased to $6,461,482 for the six months ended December 31, 1998 compared to $5,704,414 for the six months ended December 31, 1997. The Company took an unusual charge in the current six months totaling ($838,833). Effective July 1, 1998, management determined that payments made for consulting services and a non-compete arrangement to an individual related to a prior acquisition by the Company have no future value, and has taken a charge to earnings in the current six months in the amount of ($313,496). In addition, the Company has amended the duties of an executive under an existing employment agreement. Management has determined that the value of the new position will be less than the previous position, but will continue to honor its obligation under the contract. The Company is taking a charge for the excess in the current six months in the amount of ($525,337).

  Loss from operations was ($2,054,600) which included unusual charges of ($838,833) for the six months ended December 31, 1998, compared to income from operations of $1,560,945 for the six months ended December 31, 1997. Loss from operations at OMS for the six months ended December 31, 1998 was ($395,506) compared to income from operations for the six months ended December 31, 1997 of $1,507,256, or a decrease in income from operations of $1,902,762. The decrease in income at OMS is directly related to a decline in revenue from its semiconductor industry customers. At Biotrol net income from operations for the six months ended December 31, 1998 was $74,048 compared to $577,602 for the same six month period in the previous year. Significant inventory consolidation resulting from the merger of three of Biotrol's largest customers was the primary reason for the decline in operating income. At Micro Motors loss from operations for the six months ended December 31, 1998 was ($695,773) compared to income from operations of $359,511 for the six months ended December 31, 1997. Micro experienced a parts shortage problem that prevented it from shipping $520,000 of orders during November and December of 1998. Revenue from key customers declined from the previous year due to disruption caused by ownership changes. Research and development expenditures at Micro Motors were $401,977 for the six months ended December 31, 1998 compared to $263,202 for the same six month period in the previous year, or an increase of 52.7%. Significant enhancements and upgrades were needed for certain components of the product line, and Micro finished developing its new line of high speed hand-pieces during the period. At Challenge, operating income increased to $213,839 for the six months ended December 31, 1998 from $87,467 for the six months ended December 31, 1997, a 144.5% increase. Increases in sales to existing private label customers, as well as sales to new private label customers contributed to the increase in profitability.
The Company's effective tax rate is 40% for the six months ended December 31, 1998, compared to 36.6% for the prior year's six month period. The Company was able to utilize deferred tax assets in the prior year to lower its tax rate.

  Net loss for the six months was ($1,477,790), or ($.17) per share, compared to net income of $687,918, or $.08 per share for the six months ended December 31, 1997. Net loss for the six months included a net loss from unusual charges of ($.06) per share.

Liquidity and Capital Resources

  As of December 31, 1998, the Company had liquid resources consisting of credit available on an existing credit line of $250,000. Management believes that funds generated from operations along with funds available under the credit line may not be sufficient to cover anticipated operating needs as well as capital expenditure requirements for the current year. Capital expenditures for the Company's operations for the year ended June 30, 1999 are presently anticipated to be approximately $850,000. In the fourth quarter of fiscal 1998, the Company entered into a $1.2 million lease credit facility to partially finance these expenditures. Management has discussed the current financial condition with its principal lender about additional funding should the need arise. The bank has indicated that it would entertain such a request under certain conditions which management feels it can meet.

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

  The Company has made inquiry of vendors and customers in respect to their general state of Y2K readiness. The Company has learned, through such polling of vendors, customers and general service providers, that a majority of those responding can not provide validated assurances of Y2K compliance at this time. In response to its poll of vendors, customers, and general service providers, the Company is developing contingency plans for reported non-readiness. The Company, as are all other businesses, is at risk of experiencing business interruption due to the failure of general service providers, to include but not be limited to, electric power, water, gas, communications services rail services trucking lines and governmental agencies to be prepared for the year 2000.

  The nature of the foregoing discussion requires the use of forward looking statements that involve assumptions, risks, and uncertainties that could cause outcomes to be substantially different from those projected.

  In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:     December 31, 1998   /s/ Kent E. Searl

                              --------------------------
                              Kent E. Searl, Chairman

Date:     December 31, 1998   /s/ George J. Isaac

                              --------------------------
                              George J. Isaac,
                              Chief Financial Officer