Form 10QSB
period 1999-03-31
PRO DEX INC
filed 1999-05-17
CIK 788920

U.S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549
                      -----------------------
                            FORM 10-QSB


                            (Mark One)
     [X]  Quarterly Report Pursuant to Section 13 or 15(d) of the
          Securities Exchange Act of 1934 for the quarterly period ended March 31, 1999.

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

     The number of shares of the Registrant's no par value common stock outstanding as of March 31, 1999, was 8,787,300.


DOCUMENTS INCORPORATED BY REFERENCE: None.

                       Table of Contents

                                                  Page No.
PART I      Financial Information

  Item 1.
          Financial Statements
          Consolidated Balance Sheets             F-1 & F-2
          Consolidated Statements of Operations   F-3 & F-4
          Consolidated Statements of Cash Flow          F-5
          Notes to Consolidated Financial Statements    F-6

  Item 2.
          Management Discussion and Analysis              9

SIGNATURES                                               16

EXHIBITS    NONE

                       Page 2 of 16 Pages

                   PRO-DEX, INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS
                             ASSETS

                                         March 31,     June 30,
                                           1999          1998
                                       ------------  -----------
                                        (unaudited)
Current assets:
  Cash and cash equivalents            $    92,934   $         0
  Accounts receivable, net of
    allowance for doubtful accounts
      of $31,283 and $29,194             2,602,345     3,363,433
  Inventories, net                       5,506,713     4,451,802
  Deferred taxes                         2,194,943       480,000
  Prepaid expenses                         533,349       220,770
                                       ------------   -----------
    Total current assets                10,930,284     8,516,005
                                       ------------   -----------

Property and equipment                   5,974,621     5,196,935
  Less accumulated depreciation         (2,734,575)   (2,331,113)
                                       ------------   -----------
    Net property and equipment           3,240,046     2,865,822
                                       ------------   -----------
Other assets:
  Long-term trade receivables,
    net of allowance for
      doubtful accounts of
        $87,002 and $50,000                938,088     1,847,076
  Investment                               900,000             0
  Deferred taxes                           440,000       440,000
  Other                                    502,867       423,428
  Intangibles, net                       7,918,580     8,746,254
                                       ------------  ------------
    Total other assets                  10,699,535    11,456,758
                                       ------------  ------------
    Total assets                       $24,869,865   $22,838,585
                                       ============  ============

See "Notes to Consolidated Financial Statements."             F-1


                   PRO-DEX, INC. AND SUBSIDIARIES
               CONSOLIDATED BALANCE SHEETS - CONTINUED
                 LIABILITIES & SHAREHOLDERS' EQUITY

                                         March 31,     June 30,
                                           1999          1998
                                       ------------  ------------
                                        (unaudited)
Current liabilities:
   Current portion of long-term debt   $ 1,610,034   $ 1,394,994
   Accounts payable                      2,966,167     1,013,576
   Accrued expenses                      1,632,227     1,149,307
                                       ------------  ------------
      Total current liabilities          6,208,428     3,557,877

Long-term debt, net of current portion   7,681,574     6,120,922
                                       ------------  ------------
     Total liabilities                  13,890,002     9,678,799
                                       ------------  ------------

Commitments and contingencies

Shareholders' equity:
  Series A convertible preferred shares,
    no par value; 10,000,000
    shares authorized; 78,129 shares
    issued and outstanding                 282,990       282,990
  Common shares, no par value;
    50,000,000 shares authorized;
    8,787,300 shares issued and
    outstanding                         14,837,694    14,837,695
  Accumulated deficit                   (3,990,221)   (1,810,649)
                                       ------------   -----------
                                        11,130,463    13,310,036
  Receivable from employee stock
    ownership plan (ESOP)                 (150,600)     (150,250)
                                       ------------  ------------
    Total shareholders' equity          10,979,863    13,159,786
                                       ------------  ------------
    Total liabilities and
      shareholders' equity             $24,869,865   $22,838,585
                                       ============  ============

See "Notes to Consolidated Financial Statements."             F-2


                    PRO-DEX, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF OPERATIONS

                                         Quarter ended March 31,
                                           1999          1998
                                       ------------  ------------
                                        (unaudited)   (unaudited)

Net sales                              $ 4,177,478   $ 5,178,034

Cost of sales                            2,204,437     2,304,456
                                       ------------  ------------
Gross profits                            1,973,041     2,873,578
                                       ------------  ------------
Operating expenses:
  Selling                                1,215,336     1,055,666
  General and administrative             1,075,975     1,236,614
  Research and development                 457,852       330,586
  Amortization                             195,836       225,247
                                       ------------  ------------
    Total operating expenses             2,944,999     2,848,113
                                       ------------  ------------

Income (loss) from operations             (971,958)       25,465
                                       ------------  ------------
Other income (expense):
  Interest (expense)                      (210,706)     (237,153)
  Other income, net                         13,879        16,634
                                       ------------  ------------
    Total                                 (196,827)     (220,519)

(Loss) before income taxes (credits)    (1,168,785)     (195,054)
Income taxes (credits)                    (467,004)      (68,269)
                                       ------------  ------------
Net (loss)                             $  (701,781)  $  (126,785)
                                       ============  ============

Basic (loss) per common and common
  equivalent share                     $     (0.08)  $     (0.01)

Basic weighted average number of
  common and common equivalent
  shares outstanding                     8,787,300     8,712,300


See "Notes to Consolidated Financial Statements."            F-3


                   PRO-DEX, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS

                                      Nine months ended March 31,
                                           1999          1998
                                       ------------  ------------
                                        (unaudited)   (unaudited)

Net sales                              $13,046,571   $17,325,401

Cost of sales                            6,666,648     7,186,464
                                       ------------  ------------
Gross profits                            6,379,923    10,138,937
                                       ------------  ------------

Operating expenses:
  Selling                                3,656,447     3,266,181
  General and administrative             3,118,576     3,587,102
  Research and development               1,205,113     1,023,505
  Amortization                             587,512       675,739
  Unusual Charges                          838,833             0
                                       ------------  ------------
    Total operating expenses             9,406,481     8,552,527
                                       ------------  ------------

Income (loss) from operations           (3,026,558)    1,586,410
                                       ------------  ------------
Other income (expense):
  Interest (expense)                      (645,606)     (733,431)
  Other income, net                         41,036        36,420
                                       ------------  ------------
    Total                                 (604,570)     (697,011)

Income (loss) before income
  taxes (credits)                       (3,631,128)      889,399
Income taxes (credits)                  (1,451,557)      328,266
                                       ------------  ------------
Net income (loss)                      $(2,179,571)  $   561,133
                                       ============  ============

Basic and diluted net earnings
  (loss) per common and common
     equivalent share:                 $     (0.25)  $      0.06

Basic weighted average number
  of common and common equivalent
    shares outstanding                   8,787,300     8,790,429

Diluted weighted average number
  of common and common equivalent
    shares outstanding                   8,787,300     8,923,548

See "Notes to Consolidated Financial Statements."            F-4


                   PRO-DEX, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS

                                      Nine months ended March 31,
                                           1999          1998
                                        (unaudited)   (unaudited)
                                       ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                    $(2,179,571)  $   561,133
  Adjustments to reconcile net
    income (loss) to net cash
    provided by (used in)
    operating activities:
      Depreciation and amortization      1,060,391     1,159,774
      Provision for doubtful accounts        2,089        (1,499)
  Change in working capital components
    net of effects from purchases
    and divestitures:
     (Increase) decrease in
        accounts receivable              1,667,637      (121,685)
     (Increase) in inventories          (1,054,911)     (175,611)
     (Increase) decrease in prepaid
        expenses and refundable
        income taxes                      (312,579)      442,628
      Decrease in other assets             160,723        73,930
      Increase (decrease) in accounts
        payable and accrued expense      2,189,449      (111,751)
     (Increase) in deferred tax asset   (1,714,943)            0
      Increase in income taxes payable     246,062       309,111
                                       ------------  ------------
Net cash provided by
  operating activities                      64,347     2,136,030
                                       ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of investment               (900,000)            0
  Purchase of property and equipment      (847,103)     (807,937)
                                       ------------  ------------
  Net cash flows (used in)
    investing activities                (1,747,103)     (807,937)
                                       ------------  ------------


CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from long-term borrowing      2,225,000             0
  Principal payments on
    long-term borrowing                   (449,310)   (1,884,214)
                                       ------------  ------------
  Net cash flows provided by
   (used in) financing activites         1,775,690    (1,884,214)
                                       ------------  ------------

INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                          92,934      (556,121)
Cash and cash equivalents,
  beginning of period                            0       851,112
                                       ------------  ------------
Cash and cash equivalents,
  end of period                        $    92,934   $   294,991
                                       ============  ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash payments for interest           $   645,606   $   733,431
  Cash payments for income taxes       $     3,600   $     5,688


See "Notes to Consolidated Financial Statements."            F-5


             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              For The Nine Months Ended March 31, 1999

NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instruction to Form 10-Q and Article 10 of regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended March 31, 1999, are not necessarily indicative of the results that may be expected for the year ended June 30, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 1998.

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

NOTE 4 - LONG TERM DEBT

     The Company is required to meet certain financial covenants including minimum tangible net worth, fixed charge coverage, and cash flow. In addition, the credit facility limits the amount of dividends and capital expenditures in any one year. At June 30, 1998, the Company did not meet some of the financial covenants; however, on September a 24, 1998, the bank waived the current covenants. As of March 31, 1999, the Company still does not meet the financial covenants of the loan agreement. Management is working with the bank to restructure a covenant package to bring the Company into compliance.

                                                            F-6


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


   Results of Operations for the Quarter Ended March 31, 1999
          Compared to the Quarter Ended March 31, 1998

     Net sales by subsidiary follows:
                                                      Increase/
                              1999        1998       (Decrease)
                           ----------- ----------- ------------
     Biotrol               $1,435,368  $1,683,867  $  (248,499)
     Challenge                474,078     469,675        4,403
     Micro Motors           1,611,114   2,006,636     (395,522)
     Oregon Micro Systems   1,158,281   1,443,935     (285,654)
    (Inter-company sales)    (501,363)   (426,079)     (75,284)
                           ----------- ----------- ------------
                           $4,177,478  $5,178,034  $(1,000,556)
                           =========== =========== ============

     Consolidated sales decreased 19.3% for the quarter ended March 31, 1999 compared to the quarter ended March 31, 1998. At Biotrol, sales for the quarter decreased 17.3% compared to the same quarter of the previous year. Revenue at Biotrol continues to suffer from the consolidation of three of its largest customers. At Challenge sales increased by 1% for the quarter. An increase in sales to private label customers of 53.4% was offset by a decrease in inter-company sales to Biotrol of 42.3%. Challenge's private label business has expanded due to an increase in the number of private label customers as well as additional market penetration of existing customers. Inter-company sales to Biotrol have declined due to the previously mentioned consolidation of Biotrol's customers. Sales at Micro Motors decreased by 19.7% compared to the same quarter of the previous year. Sales to its customers in the endodontic and implant segments of the market have declined substantially. Sales to its four largest customers were down 74% for the current quarter to $163,055 from $632,192 for the same quarter in the prior year. Micro completed the development of a new line of electric controllers to improve its marketing position in the endodontic and implant dental segments of its business. The new controllers will enable it to enter the medical microsurgery market as well. Revenue at OMS decreased by 19.8% for the quarter ended March 31, 1999, compared to the quarter ended March 31, 1998. Weaker demand for semiconductors compared to a year ago was the principle reason for the decline. There has, however, been a noticeable increase in orders over the past three months that has signaled a possible end to the weakness in the semiconductor industry. The book to bill ratio for the semiconductor industry, a key industry indicator, has increased from a low of .6 to 1 in the summer of 1998 to 1.30 to 1 as of March 31, 1999.

     Gross profits by subsidiary follows:
                                                      Increase/
                              1999        1998       (Decrease)
                           ----------- ----------- ------------
     Biotrol               $  562,497  $  831,671  $  (269,174)
     Challenge                161,228     161,764         (536)
     Micro Motors             337,588     805,890     (468,302)
     Oregon Micro Systems     911,728   1,074,253     (162,525)
                           ----------- ----------- ------------
                           $1,973,041  $2,873,578  $  (900,537)
                           =========== =========== ============

     Consolidated gross profit dollars decreased by 31.4% for the quarter ended March 31, 1999, compared to the quarter ended March 31, 1998, due primarily to a decrease in revenue. Gross profit percentage for the quarter ended March 31, 1999, was 47.2% compared to 55.5% for the quarter ended March 31, 1998. At March 31, 1999 Micro Motors was still in the process of implementing new manufacturing and accounting software. Inventory quantities and values have been reviewed and adjusted when necessary. As a result of the review Micro reduced its inventory valuation by $225,000, and took a charge to earnings for that amount during the current quarter. The management at Micro Motors has identified significant cost saving operating efficiencies resulting from the implementation of new manufacturing and accounting software. These expense reductions total approximately $1.1 million annually and are mostly related to manufacturing costs. All of the reductions have been implemented in April 1999, and will result in improved gross profit levels in the future.

     Operating expenses for the quarter ended March 31, 1999, were $2,944,999 compared to $2,848,113 for the quarter ended March 31, 1998, an increase of 3.4%. The Company continued its commitment to developing new products. Research and development expense increased 38.6% for the quarter ended March 31, 1999 to $457,852 from $330,586 for the quarter ended March 31, 1998. Sales and marketing expenses at Biotrol were $205,791 higher than a year ago due in part to the costs associated with new product introductions during the quarter. Increased salesmen's compensation also contributed to the increase over the previous year. Biotrol has identified cost saving operating efficiencies totaling approximately $400,000 within the sales and marketing budget that have been implemented in the fourth fiscal quarter of the current year.

     Loss from operations for the quarter ended March 31, 1999 was ($971,958) compared to income from operations of $25,465 for the quarter ended March 31, 1998. Reduced revenue and increased sales and marketing expenses at Biotrol contributed to an operating loss for the quarter of ($542,331) compared to ($10,062) for the same quarter in the previous year. At Challenge increased manufacturing costs caused a decline in operating income of 24.4% for the quarter to $122,805 from $162,367. A 19.7% decrease in revenue at Micro contributed to the operating loss of ($400,111) compared to an operating profit of $41,691 in the same quarter of the previous year. At OMS reduced revenue and gross profit dollars caused a 23% decrease in operating income to $373,653 in the current quarter from $490,532 for the quarter ended March 31, 1998. Income and loss from operations are stated before corporate charges.

     Interest expense declined to $210,706 for the quarter ended
March 31, 1999, compared to $237,153 for the same quarter in the previous year, a 11.1% decrease. A rate reduction enabled the company to reduce interest expense.

     The Company's effective income tax rate is 40% for the quarter ended March 31, 1999 compared to 35% for the quarter ended March
31, 1998. The Company was able to utilize deferred tax assets in the prior year to lower its effective tax rate.

     Net loss for the quarter ended March 31, 1999 was ($701,781), or ($.08) per share compared to a net (loss) of ($126,785), or ($.01) per share for the same quarter in the previous year.


 Results of Operations for the Nine Months Ended March 31, 1999
       Compared to the Nine Months Ended March 31, 1998

     Net sales by subsidiary follows:
                                                       Increase/
                              1999         1998       (Decrease)
                          ------------ ------------ ------------
     Biotrol              $ 5,739,198  $ 6,099,550  $  (360,352)
     Challenge              1,667,712    1,341,973      325,739
     Micro Motors           4,581,293    6,389,480   (1,808,187)
     Oregon Micro Systems   2,527,168    4,843,521   (2,316,353)
     (Inter-company sales) (1,468,800)  (1,349,123)    (119,677)
                          ------------ ------------ ------------
                          $13,046,571  $17,325,401  $(4,278,830)
                          ============ ============ ============

     Consolidated sales from continuing operations decreased 24.7% for the nine months ended March 31, 1999, compared to the nine months ended March 31, 1998. At Biotrol, sales for the nine months decreased by 5.9%. The revenue decline at Biotrol is directly related to inventory consolidation caused by the merger of three of its largest customers. Combined sales to these three customers for the nine months ended March 31, 1999 were $733K less than for the nine months ended March 31, 1998. Sales for the nine months at Challenge increased 24.3%. Sales by Challenge to its private label customers increased 70.6% for the nine months ended March 31, 1999 to $1,037,593 compared to $608,077 for the nine months ended March 31, 1998. Inter-company sales to Biotrol decreased by 14.1% to $630,119 for the nine months ended March 31, 1999 from $733,896 for the nine months ended March 31, 1998. At Micro Motors, sales for the nine months ended March 31, 1999 decreased by 28.3%, compared to the nine months ended March 31, 1998. Continued decline in demand from Micro's endodontic and implant customers is the principle reason for the decrease in sales. Sales to Micro's four largest customers declined $1,455K or 65.4% for the nine months ended March 31, 1999 compared to the same nine months of the previous year. Revenue at Oregon Micro Systems declined by 47.8% for the nine months ended March 31, 1999 compared to the same nine months of the previous year. Orders received in the last quarter indicate the slump in demand for semiconductor fabrication equipment has ended. OMS depends heavily on the semiconductor fabrication equipment industry for its revenue.

     Gross profits by subsidiary follows:
                                                      Increase/
                              1999         1998      (Decrease)
                           ----------  ----------- ------------
     Biotrol               $2,792,021  $ 3,268,699 $  (476,678)
     Challenge                621,543      504,169     117,374
     Micro Motors           1,166,034    2,676,984  (1,510,950)
     Oregon Micro Systems   1,800,325    3,689,085  (1,888,760
                           ----------  ----------- ------------
                           $6,379,923  $10,138,937 $(3,759,014)
                           ==========  =========== ============

     Consolidated gross profit from continuing operations for the nine months ended March 31, 1999 decreased 37.1% primarily due to the decrease in sales. The Company's consolidated gross profit percentage decreased to 48.9% for the nine months ended March 31, 1999 compared to 58.5% for the nine months ended March 31, 1998. The significant decline in revenue without a corresponding decline in fixed manufacturing overhead contributed to the lower percentage. During the nine-month period Micro Motors has reduced the value of its inventory by $445,000 resulting from discrepancies found in quantities and valuation. Due to the implementation of new manufacturing and accounting software, management has identified cost saving opportunities that will increase operating efficiency and have a positive impact on gross profits going forward. Management estimates that expense reductions related to manufacturing costs totaling approximately $1.1 million at Micro have been implemented in April 1999.

     Operating expenses including unusual charges of $838,833 increased to $9,406,481 for the nine months ended March 31, 1999 compared to $8,552,527 for the nine months ended March 31, 1998. Research and development expense increased 17.7% to $1,205,113 for the current nine months compared to $1,023,505 for the same nine-month period in the previous year. Micro Motors completed the development of its new high-speed hand-piece as well as a new electric controller for dental and medical applications. Biotrol has identified cost saving opportunities in its sales and marketing budget. Effective May 1, 1999 Biotrol has implemented sales and marketing expense reductions that will save the Company approximately $400K annually.

     Loss from operations was ($3,026,558) which included unusual charges of ($838,833) for the nine months ended March 31, 1999 compared to income from operations of $1,586,410 for the nine months ended March 31, 1998. At Biotrol increased sales and marketing expenses, and lower gross profits compared to the previous year are the primary causes for the decrease in operating income. Biotrol's operating income decreased to a loss of ($468,283) for the nine months ended March 31, 1999 from an operating income of $567,540 for the same period of the previous year. At Challenge, operating income increased 99.2% to $241,035 from $120,990 in the previous nine months due to an increase in its private label business. Lower revenue and gross profits were the primary reason Micro Motors reported an operating loss of ($1,095,884) for the nine months ended March 31, 1999 compared to an operating income of $401,202 for the same period in the previous year. Due to the significant decline in the semiconductor industry caused in part by the Asian monetary crisis, OMS reported a net operating loss of ($21,853) for the nine months ended March 31, 1999 compared to an operating income of $1,997,788 for the nine months ended March 31, 1998. All operating income (loss) numbers are reported before corporate charges.

     The Company's effective tax rate is 40% for the nine months ended March 31, 1999, compared to 35% for the prior year's nine-month period. The Company was able to utilize deferred tax assets in the prior year to lower its effective tax rate.

     Net loss for the nine months ending March 31, 1999 was ($2,179,571) or ($.25) per share compared to net income of $561,133 or $.06 per share for the nine months ended March 31, 1998. Net loss for the nine months ended March 31, 1999 included a net loss from unusual charges of ($.06) per share.

Liquidity and Capital Resources

     The Company is currently out of covenant with certain requirements of the debt agreement with its bank relating to the maintenance of certain minimum ratios and levels of working capital. The Company's lender has allowed the Company to remain in violation of these agreements. Were a default declared, the Company would be unable to continue operations. To cure the default, the Company is in the process of implementing a plan to allow it to restructure the loan covenants with the lender. The Company has engaged an investment banker and is considering various alternatives, including the sale of certain assets or the sale of common shares, to raise additional funds to partially or entirely pay off its debt to the bank.

     During the quarter ended March 31, 1999 the Company has been unable to make timely payments to some of its trade and other creditors. Deferred payment terms have been negotiated with most of these vendors. To date no vendors have suspended parts deliveries or services to the Company. Were significant volumes of orders to be canceled, the Company's ability to operate would be jeopardized. The Company is currently seeking sources of working capital financing sufficient to fund delinquent balances and meet ongoing trade obligations.

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

     The Company has made inquiry of vendors and customers in respect to their general state of Y2K readiness. The Company has learned, through such polling of vendors, customers and general service providers, that a majority of those responding can not provide validated assurances of Y2K compliance at this time. In response to its poll of vendors, customers, and general service providers, the Company is developing contingency plans for any reported non-readiness. The Company, as are all other businesses, is at risk of experiencing business interruption due to the failure of general service providers, to include but not be limited to, electric power, water, gas, communications services rail services trucking lines and governmental agencies to be prepared for the year 2000.

     The nature of the foregoing discussion requires the use of forward looking statements that involve assumptions, risks, and uncertainties that could cause outcomes to be substantially different from those projected.

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:   March 31, 1999    /s/ Kent E. Searl


                          -----------------------------
                          Kent E. Searl, Chairman


Date:   March 31, 1999    /s/ George J. Isaac



                          -----------------------------
                          George J. Isaac,
                          Chief Financial Officer