Form 10KSB
period 1999-06-30
PRO DEX INC
filed 1999-09-28
CIK 788920

==============================================================================
                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                ________________

                                  FORM 10-KSB

  [X]Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
      Act of 1934
                                (Fee Required)

      For the fiscal year ended June 30, 1999

 [  ]Transition Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934
                              (No Fee Required)

                      Commission File Number 0-14942
                          _______________________
                               PRO-DEX, INC.
              (Name of small business issuer in its charter)

     Colorado                                              84-1261240
     --------                                              ----------
 (State or other jurisdiction of               (I.R.S.  Employer ID No.)
incorporation or organization)

            1401 Walnut St., Ste., 540, Boulder, Colorado 80302
                  (Address of principal executive offices)

                 Issuer's telephone number:  (303) 443-6136

       Securities registered under Section 12(b) of the Exchange Act:

                                                     Name of each exchange
Title of each class                                   on which registered
-------------------                                   -------------------
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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     Issuer's revenues for its most recent fiscal year was $ 18,342,000.

     The aggregate market value of the voting stock held by non-affiliates computed by reference to the average of the bid and asked as of September 13, 1999 was $ 7,583,716.

     The number of shares of the Registrant's no par value common stock outstanding as of September 13, 1999 was 8,787,300.

     DOCUMENTS INCORPORATED BY REFERENCE: Certain Exhibits, as set forth in the Exhibit Index. Exhibit index begins on sequentially numbered page 39.

==============================================================================



                                    PART I

Item 1.  Business

Forward-Looking Statements

     When used in this Report on Form 10-KSB, the words "expects, "anticipates", "estimates", "believes", "hopes", "intends", "forecasts" and similar expressions are intended to identify forward-looking statements.
These statements which are not historical or current facts are made pursuant to the safe harbor provisions of Section 27A of the Securities Act and Section 21E of the 1934 Act and the Company intends that such forward-looking statements be subject to those safe harbor provisions for such statements.
The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date of this report. While forward-looking statements represent management's best judgment as to what may occur in the future, they are subject to risks, uncertainties and important factors beyond the control of the Company that could cause actual results and events to differ materially from historical results of operations and events as well as those presently anticipated or projected. These factors include adverse economic conditions, entry of new and stronger competitors, capital availability, unexpected costs and failure to capitalize upon access to new clientele. Other risks and uncertainties which may affect forward-looking statements about the Company's business and prospects include, but are not limited to, the ramifications of the continued industry consolidation of dental dealers and distributors, managed health care, increasingly limited acquisition opportunities, the Company's ability to effectively integrate operations of acquired companies, dealer acceptance and support of new products, maintaining favorable supplier relationships, Y2K issues of various customers and vendors, the inability to engage qualified human resources as needed, and general economic conditions. The Company disclaims any obligations subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

General

     Pro-Dex, Inc. (or the "Company") is a Colorado based holding company doing business through four wholly owned operating subsidiaries, Biotrol International, Inc. ("Biotrol"), Challenge Products, Inc. ("Challenge"), Micro Motors, Inc. ("Micro"), and Oregon Micro Systems, Inc. ("OMS"). Biotrol is located in Louisville, Colorado, and manufactures and distributes infection control products, and distributes preventive products, handpieces, ultrasonic scalers and a full line of hand care products for the dental industry. Challenge is located in Osage Beach, Missouri, and manufactures fluoride and related products for preventive dentistry, as well as cosmetic bleaching materials for home use which are dispensed by the dentist. Micro, of Santa Ana, California, manufactures a complete line of handpieces for the dental industry, and miniature pneumatic motors with dental, medical and industrial applications. OMS is headquartered in Beaverton, Oregon where it designs and manufactures motion controllers used to control the motion of servo and stepper motors, predominantly for the medical analysis equipment and semiconductor industries.

     In 1996 the Company obtained a $10,000,000 credit facility from Harris Bank. The credit facility requires that the Company meet certain financial covenants. On June 30, 1999, the Company did not meet certain of the financial covenants and Harris Bank has requested that the Company find alternative financing sources to replace the Harris facility. See "Item 6 - Management's Discussion and Analysis".

     The Company incurred unusual charges of $7,389,000 for the year ended June 30, 1999. The charges include the write-off of goodwill at the Micro subsidiary for $4.8 million, the write off of a receivable from the sale of a former segment of the business in the amount of approximately $1.75 million, and charges to operations for the remaining portion of employment, consulting, and non-compete contracts deemed to have no future value to the Company. See "Pro-Dex Consolidated Financial Statements - Note 6."

     Pro-Dex, Inc. was organized in March 1978 as a California corporation.
It was reincorporated in May 1994 as a Colorado corporation. The Company's principal headquarters are located at 1401 Walnut Street, Suite 540, Boulder, Colorado 80302.

Divestitures

     On June 12, 1997, the Company completed the sale of certain assets of its dental clinic management ("DCM") subsidiary in California. The Company retained ownership of approximately $1,800,000 in net accounts receivable. During 1998, the purchaser collected $650,000 of the receivables, but due to financial difficulties was only able to remit $50,000 to the Company. In October 1998, the purchaser was reorganized and in consideration of the successor to the purchaser's guarantee of the collection of the full net amount of the accounts receivable, the Company agreed to restructure the balance owed of $1,750,000 in exchange for a five year 6% promissory note totaling $850,000, 5% cumulative preferred stock in the successor entity then valued at $900,000, and warrants to acquire common stock in the successor entity. The financial condition of the purchaser of the dental centers is poor, and management believes that it is unlikely it will be able to collect the 6% promissory note of $850,000. Nor does it believe that the convertible preferred stock of $900,000 has any future value. Consequently, the Company has taken an unusual charge for the write-off of the promissory note and the convertible preferred stock in the amount of $1,750,000 in the fourth quarter of 1999. See "Pro-Dex, Inc. Consolidated Financial Statements - Note 6."

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

     In conjunction with its previously announced intent to make acquisitions as part of its long-term commitment to the growth and development, the Company retained the investment banking firm of Cleary Gull Reiland & McDevitt, Inc. (now, Tucker Anthony Cleary Gull). Tucker Cleary is currently acting as the Company's financial advisor and assisting the Company in evaluating strategic options in its ongoing effort to grow through acquisitions and to attract greater institutional and retail participation in its stock.

Description of Subsidiary Business

Biotrol

     Biotrol is a manufacturer, distributor and marketer of dental and related products. Biotrol specializes in infection control products, preventive dental products, handpieces, ultrasonic scalers, and hand care products. Its infection control products work effectively as a system for eliminating cross-contamination of infectious organisms in the dental operatory.
Biotrol's infection control system includes five major categories of products: surface cleaners and disinfectants; instrument immersion cleaners and disinfectants; a dental evacuation system cleaner; general barrier, and a full line of hand care products. Biotrol markets an extensive line of professional preventive dental products manufactured for Biotrol by Challenge under the name "Perfect Choice(tm)". These products include fluoride gels and rinses, in addition to prophy pastes and related preventive dental products. In July 1997, Biotrol began offering a full line of dental handpieces manufactured by Micro. Biotrol also markets an extensive line of ultrasonic scalers manufactured in Sweden.

     Biotrol products are distributed exclusively through dental dealers. Two distribution companies control more than fifty percent (50%) of the sales of dental products through dealers. Forty six percent (46%) of Biotrol's sales are attributable to these two companies with whom Biotrol has maintained longstanding relationships. Biotrol has no plans to discontinue these relationships, nor does it believe these customers have any plans to discontinue their relationship with Biotrol. Any material adverse change in the relationship with these two customers may be financially detrimental to Biotrol.

     Relationships with its various suppliers and manufacturers are considered to be excellent. Biotrol does not intend to terminate any relationship at this time, nor does its management believe any relationships will be terminated by a supplier or manufacturer. Biotrol holds no franchises and has no exclusive arrangements with its suppliers or manufacturers, excepting only its exclusive right to market Amdent ultrasonic scalers in North America. Biotrol has surveyed its suppliers, manufacturers, and customers to determine whether or not each of them will be Y2K compliant in an effort to minimize the impact of that event. It has developed contingency plans to include, but not be limited to, the identification of new suppliers and capability of implementing manual systems should the need arise. Should such contingency plans fail for any reason, such failure could have a negative impact on Biotrol's business.

     At the present time, Biotrol is usually able to fill orders within 48 hours. At June 30, 1999, Biotrol had no significant order backlog, and had no backlog at June 30, 1998. Biotrol does not typically experience seasonal fluctuations in its orders.

Challenge

     Challenge manufactures products used by dentists for the prevention of dental disease and home use tooth brightening products which are dispensed by the dentist. The majority of its business is the formulation and manufacture of gels, pastes, rinses, and whiteners for in-office and/or home treatments for the prevention of dental diseases and improvement in cosmetic appearance. Its products are sold under the Challenge labels of "Perfect Choice(tm)", "Dual X(tm)", "Dentalite(tm)", and "Prophy Gems(tm)", which are marketed under the "Perfect Choice(tm)" label. Biotrol markets Challenge's branded products through Biotrol's sales force and distributors.

     Fifty eight percent (58%) of Challenge's products are formulated, packaged, and sold under private label agreements through dental manufacturers and distributors other than Biotrol. Such manufacturers/distributors represent a significant percentage of Challenge's private label sales, however, these relationships are longstanding and Challenge has no plans to discontinue these relationships, nor does it believe that these customers have any plans to discontinue their relationships with Challenge. Any material adverse change in the relationships with either of the two customers representing significant percentages of Challenge's private label sales may be financially detrimental to Challenge.

     Seventy percent (70%) of Challenge's revenues are derived from sales to its three largest customers. The largest portion of such revenues, constituting thirty seven percent (37%) of total sales are attributable to Biotrol. Management considers that the inter-company nature of the relationship with Biotrol affords somewhat greater security of continuity of relationship than could ordinarily be expected. Nevertheless, if any material adverse change were to occur in Challenge's volume of business with either of its three largest customers, such change may be detrimental to Challenge.

     Challenge's relationships with its various suppliers and distributors are considered to be excellent. It does not intend to terminate any relationship at this time, nor does its management believe any relationships will be terminated by a supplier or distributor. Challenge holds no franchises and has no exclusive arrangements with any of its suppliers or distributors, excepting only that license from Dunhall Pharmaceuticals, Inc. for the manufacture of tooth whitening products. Challenge has surveyed its suppliers, manufacturers, and customers to determine whether or not each of them will be Y2K compliant in an effort to minimize the impact of that event. It has developed contingency plans to include, but not be limited to, the identification of new suppliers and capability of implementing manual systems should the need arise. Should such contingency plans fail for any reason, such failure could have a negative impact on Challenge's business.

     Challenge usually fills orders for its branded "Perfect Choice(tm)" and "Prophy Gem(tm)" products within 30 days. Private label customers usually anticipate a 30 to 60-day lead-time for the delivery of products. As of June 30, 1999, Challenge had no backlog. Future orders not yet due for shipment were $273,626 on June 30, 1999. At June 30, 1998, Challenge had no backlog and future orders of $260,261. Challenge does not typically experience seasonal fluctuations in its orders, and expects to fill all of its orders during the current fiscal year.

Micro Motors

     Micro manufactures and distributes a complete line of dental handpieces for the dentist and hygienist, as well as miniature pneumatic motors for use in dental, medical, and industrial devices. The branded handpiece line is sold by Biotrol to dental distributors, who in turn market directly to the dentist. Micro products are sold under the trademarks "Dynatorq(tm)", "Dynapro(tm)", "Dynalite(tm)", "Dynasurg(tm)", and "Micro Handpiece(tm)".

     Micro's industrial products are sold directly to original equipment manufacturers. Sixty five percent (65%) of Micro's sales in the year ended June 30, 1999 were accounted for by sales of dental handpieces.

     Approximately twenty nine percent (29%) of Micro's sales in the year ended June 30, 1999 consisted of sales of miniature pneumatic motors for industrial and medical applications. Micro's pneumatic motors are marketed through an independent distribution network.

     Micro considers its relationships with its various suppliers and manufacturers to be excellent. It does not intend to terminate any relationship at this time, nor does its management believe any relationships will be terminated by a supplier or manufacturer. Micro holds no franchises and has no exclusive arrangements with any of its suppliers or manufacturers. Micro has surveyed its suppliers, manufacturers, and customers to determine whether or not each of them will be Y2K compliant in an effort to minimize the impact of that event. It has developed contingency plans to include, but not be limited to, the identification of new suppliers and capability of implementing manual systems should the need arise. Should such contingency plans fail for any reason, such failure could have a negative impact on Micro's business.

     At the present time, Micro is usually able to fill orders within sixty
(60) days. At June 30, 1999, Micro had a backlog of $406,371. Future orders of approximately $1.2 million had been placed as of June 30, 1999. At June 30, 1998, Micro had a backlog of approximately $2.2 million which reflected future orders as well. Micro expects to fill all of its backlog of orders during the current fiscal year. Micro does not typically experience seasonal fluctuations in its orders.

OMS

     OMS designs and manufactures motion controllers to control the motion of motors used predominantly in medical analysis equipment and semiconductor equipment. OMS's products are profitably marketed at prices, which compare favorably with any alternative products. As in any high-technology area, it is important for OMS to continue development efforts to achieve continued market acceptance. Last year OMS introduced a new generation of motion control products in its PC 104 line. The development and introduction of the PC 104 line has allowed OMS to retain its position within the motion control industry. OMS believes its PC 104 technology has been well accepted and plans to continue the introduction of advanced products. The introduction of the PC 104 line and the planned introduction of PCI will reduce impact that the highly volatile semi-conductor industry has had on OMS, as well as to significantly broaden OMS's market in less cyclical industries.

     OMS's two largest customers account for forty three percent (43%) of its sales, with the largest of such customers accounting for twenty eight percent (28%) of sales. These relationships are well established. OMS has no plans to discontinue the relationships, and has no reason to believe that these customers have any plans to discontinue their relationships with OMS. Nevertheless, any material adverse change in the relationship with any customer representing a significant percentage of OMS sales may be financially detrimental to OMS. The Asian monetary crisis that negatively impacted OMS in fiscal 1998 appears to have abated resulting in the return to more normal ordering patterns within the industry. Future orders at OMS have rebounded to almost pre-Asian monetary crisis levels.

     OMS considers its relationships with its various suppliers and manufacturers to be excellent. It does not intend to terminate any relationship at this time, nor does its management believe any relationships will be terminated by a supplier or manufacturer. OMS holds no franchises and has no exclusive arrangements with any of its suppliers or manufacturers. OMS has surveyed its suppliers, manufacturers, and customers to determine whether or not each of them will be Y2K compliant in an effort to minimize the impact of that event. It has developed contingency plans to include, but not be limited to, the identification of new suppliers and capability of implementing manual systems should the need arise. Should such contingency plans fail for any reason, such failure could have a negative impact on OMS's business.

     At the present time, OMS is usually able to fill its orders within 24 hours. At June 30, 1999, OMS had virtually no backlog and future orders of approximately $675,322 as compared to $574,016 as of June 30, 1998. OMS does not typically experience seasonal fluctuations in its orders, although there are fluctuations in demand resulting from cyclical activity in the industries it serves.

Competition

     Certain products manufactured and distributed by the Company's subsidiaries are comparable to competing products offered by several other manufacturers and distributors. Intensified competition resulting from the consolidation occurring within the dental industry may result in price reductions, reduced revenues and profit margins, and loss of market share, which would adversely affect the Company's business, consolidated results of operations, and financial condition.

Research and Development

     The Company maintains research and development programs in its various subsidiaries. The Company considers these product development programs to be of importance in both maintaining and improving its market position. The amounts spent on research and development activities in 1999 and 1998 were approximately $1,700,000 and $1,410,000, respectively. Micro increased research and development expenses in anticipation of expanding its customer base to the medical device industry. Challenge increased research and development expenditures in order to service existing OEM customers as well as broaden their product lines to take advantage of new market opportunities.

Employees

     At June 30, 1999, the Company had approximately 151 full and part-time employees (excluding independent contractors). At that time, four full-time employees were assigned to corporate headquarters, and devoted substantially all of their time to the operations of the Company. Challenge employed approximately 19 persons, Biotrol employed approximately 36 persons, and Micro employed 72 persons, four of which were part-time. OMS employed 20 persons.

     Employees of the Company have not entered into any collective bargaining agreements with the Company. The Company considers its relations with its employees to be good.

Government Regulations

     The manufacture and distribution of dental products such as the Micro handpieces, the infection control products and ultrasonic scalers marketed by Biotrol, and the dental prophylaxis and bleaching products manufactured by Challenge are subject to a number of state and federal regulatory bodies, including state dental boards, the Environmental Protection Agency ("EPA"), and the Food and Drug Administration ("FDA"). The statutes, regulations, administrative orders, and advisories which affect the Company's businesses are complex and subject to diverse, often conflicting, interpretations. While the Company's management and management of each of the Company's operating subsidiaries make every effort to maintain full compliance with all applicable laws and regulations, the Company is unable to eliminate an ongoing risk that one or more of its activities may at some point be determined to have been non-compliant. The penalties of non-compliance could range from an administrative warning to termination of a portion of the Company's business. Further, even if the Company is subsequently determined to have fully complied with applicable law or regulation, its costs achieving such a determination and intervening loss of business could adversely affect or even terminate a portion of the Company's business. Further, a change in regulations at any time may have an adverse effect on the Company's operations. Notwithstanding the risks inherent in the Company's business sectors, management believes that each of the Company's subsidiaries deservedly enjoys a good reputation for compliance with applicable regulations.

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

     Micro's dental and medical handpieces are regulated by the FDA as Class 1 medical devices and certain materials processed by Micro are regulated by EPA. Again, both the FDA and EPA have broad enforcement power to recall and prohibit the sale of products, which do not comply with federal regulations, and to order the cessation of non-compliant processes. No claim has been made to date by FDA or EPA regarding any Micro products or processes.
Nevertheless, as is common in the industry, certain of Micro's products and processes have been the subject of routine reviews and investigations. While the Company's management is confident that Micro's products and processes fully comply with applicable laws and regulations, the Company is unable to predict the outcome of any such investigation or review, pending its completion. Management believes that Micro follows QSR.

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

Patents, Trademarks, and Licensing Agreements

     The Company holds letters patent relating to the multi-axis motion controllers manufactured by OMS, to the prophy ring technology utilized by Challenge, and has made application to patent Challenge's new "bubble pack" for bleaching materials. In addition, Micro holds letters patent relating to its miniature pneumatic motor products. Patents held by the Company and Micro have varying expiration dates, none of which will expire earlier than 2005. Further, the Company has retained a non-exclusive, paid up, worldwide license to the letters patent relating to the pneumatic light for incorporation into hand-tools.

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

     The Company's Micro subsidiary has certain trademarks relating to its miniature pneumatic motor products, including "Dynatorq(tm)", "Dynapro(tm)", "Dynalite(tm)", "Dynasurg(tm)", and "Micro Handpiece(tm)". Challenge's products are sold under the trade name "Dentalite(tm)", in the United States and Canada. In addition, Challenge offers its line of preventive dental products under its "Perfect Choice(tm)" tradename. Challenge also markets its "Prophy Gems(tm)" dental prophylaxis product under its "Perfect Choice(tm)" trademark in both the United States and Canada. Biotrol has filed for federal trademark protection for "Biotrol International, Inc.(tm)", "Birexse(tm)", and "Perfect Care(tm)", as has OMS for "OMS-EZ".

     Challenge is a party to an agreement with Dunhall Pharmaceuticals, Inc. pursuant to which Challenge has a non-exclusive license to extend to its customers a patented method for brightening teeth under a variety of product names.

     Except as noted above, the Company has not entered into any licensing or franchising agreements and has no present plans to do so.

Item 2.  Properties

     The Company's Executive offices are located at 1401 Walnut Street, Suite 540, Boulder, Colorado 80302. The Company leases these offices for $4,192 per month, on a month to month basis, under a sub-lease from Professional Sales Associates, Inc., a dental equipment marketing firm for which two of the Company's directors are also directors and shareholders. The per square foot cost of the Company's spaces under its sub-lease equals the per-square foot cost of the master lease, and the Company's sublease is subject to the terms of the master lease. The master lease under which the Company sub-leases expires January 31, 2000. The Company's sub-tenancy has been ratified by a disinterested majority of the Board of Directors, which does not feel that the Company's operations would be unduly inconvenienced were the Company required to relocate. Although the Board of Directors believes that the monthly rental for its Boulder office facility is comparable to rents charged for comparable properties in the market area, the terms of such lease may not be the same as might have been negotiated with a third party in an arms' length transaction. See "Item 12 - Certain Relationships and Related Party Transactions."

     Biotrol's office, assemblage, and warehouse facility are located at 650 South Taylor Avenue, Suite 20, Louisville, Colorado 80027. Biotrol leases 21,600 square feet from a non-affiliated organization. Biotrol currently pays a monthly rental of $14,846, which will escalate to $18,300 per month during the final year of the lease term which expires in December 2003. Biotrol is also responsible for its proportionate share of common expenses.
Challenge owns an office and manufacturing facility located at 1100 Bluff Drive, Osage Beach, Missouri 65065. The office and manufacturing facility is approximately 14,000 square feet on 1.2 acres of land. In addition, a new 4,000 square foot warehouse has recently been constructed on an adjacent 8.8 acre parcel owned by Challenge.
Micro's office and manufacturing facility is located at 151 East Columbine Avenue, Santa Ana, California 92707. Micro leases the facility under a previously existing lease from Mr. Ronald G. Coss, currently a director of the Company, at a monthly rental of $29,147. The lease expires March 31, 2001. The Company's management believes that the monthly rental is comparable to rents charged for comparable properties in the market area, but the terms of the lease may not be the same as might have been negotiated with a third party in an arms' length transaction. The property upon which the Micro plant is located contains ground water monitoring devices in order to comply with applicable California and EPA regulations relating to activities of a prior owner of the property. Such monitoring activity has not to date indicated a requirement for remedial action. Micro and the Company require full compliance by the lessor with applicable California and EPA standards. See "Item 12 - Certain Relationships and Related Party Transactions."

     OMS's offices and manufacturing facilities are located at 1800 N.W. 169th Place, Suite C100, Beaverton, Oregon 07005. OMS leases the facility from an unrelated third party, at a monthly lease rate of $7,498, which lease has been extended to September 2000.

Item 3.  Legal Proceedings

     On January 21 1999, oral arguments were presented to the Tenth Circuit Court of Appeals in Cottrell, Ltd. v. Pro-Dex, Inc. and Biotrol International, Inc. The matter is on appeal from the December 1, 1997 decision of U.S. District Judge Daniel B. Sparr dismissing an action filed against the Company and Biotrol by Cottrell, Ltd. ("Cottrell"). Judge Sparr held that the resolution of the complaint would require the Court to interpret and apply regulations within the exclusive jurisdiction of EPA. Accordingly, the Court granted the Company's and Biotrol's Motion to Dismiss, denied Cottrell's Motion for Leave to Amend its Complaint, and dismissed the case in its entirety. On the 10th of September 1999, the United States Court of Appeals for the Tenth Circuit reversed the decision of Judge Daniel B. Sparr by which he dismissed an action filed against the Company and Biotrol in the U.S. District Court for Colorado by Cottrell, Ltd. ("Cottrell"). The Court agreed with the Company with respect to its assertion that Cottrell should not be permitted to bring a FIFRA action by simply identifying the same as a Lanham Act claim, and, accordingly, that claim was dismissed. The Court disagreed, however, with the Company stating that Cottrell had alleged sufficient facts to support a Lanham Act claim independent of FIFRA. The case was remanded to the District Court for further proceedings. See "Pro-Dex Consolidated Financial Statements - Note 3."

     On June 12, 1997 the Company sold the assets of its DCM dental clinic management subsidiary to Professional Dental Management, LLC. Subsequent to that sale, Professional Dental Management, LLC was restructured and the survivor, Consolidated Dental Management, Inc., among other things, assumed liability for leases of dental clinic offices situated in Sears' store in north-central California. On May 9, 1999, due to the poor financial condition of the Consolidated, Sears required the Company to guaranty Consolidated's performance under those leases. See "Pro-Dex Consolidated Financial Statements
- Note 3."

     Plaut V. Biotrol, et al, D'Meo et al. Biotrol is one of 16 named defendants, excluding John Does 1-100, in these two matters which are part of what has been designated "New Jersey Latex Litigation" cases. The cases have been centralized and are proceeding under the terms of a variety of case management orders. Plaut v. Biotrol has been selected as one of three "Bellwether" cases and is expected to proceed to trial in February 2000. The claim has been submitted to Biotrol's product liability carrier, Chubb Insurance Companies. Defense counsel has been assigned and is defending the Biotrol subsidiary. See "Pro-Dex Consolidated Financial Statements - Note 3."

     In 1998, Micro successfully settled a civil action alleging patent infringement by Micro. On July 6, 1998, Miyad, Inc., a California corporation ("Miyad"), filed a patent infringement action in the U.S. District Court against Implant Technologies, Ltd. ("ITL"), its principal, Courtney Emery ("Emery"), and Micro. The complaint alleged contributory infringement, inducement of infringement, and breach of a confidentiality agreement. The matter was dismissed with prejudice by the U. S. District Court on November 28, 1998.

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


Item 4. Submission of Matters to a Vote of Security Holders During the Year Ended June 30, 1999

     No matter was submitted to a vote of the Company's shareholders during the fourth quarter ended June 30, 1999.


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

Item 5.  Market for Registrant's Common Stock and Related Stockholder Matters

                Fiscal Year - 1999                 High          Low
                ----------------------------------------------------
                First quarter                     $2.06         $1.25
                Second quarter                     2.25          1.18
                Third quarter                      1.87          1.18
                Fourth quarter                     2.00          1.21

                Fiscal Year - 1998                 High          Low
                ----------------------------------------------------
                First quarter                     $2.56         $1.75
                Second quarter                     3.50          2.31
                Third quarter                      2.94          2.06
                Fourth quarter                     2.31          1.75


     On September 13, 1999, the last sale price of the common stock as reported by NASDAQ was $1.50 per share. The last sale price reported on NASDAQ on June 30, 1999, was $1.34 per share.

     At June 30, 1999, the approximate number of holders of record of the Company's common stock was 377. This number does not include beneficial owners including holders whose shares are held in nominee or "street" name.

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

     On June 30, 1999, the Company did not meet NASDAQ's tangible net equity requirements of $2,000,000. Management believes that future profits and an equity contribution will bring the Company into compliance within the current fiscal year.

Item 6.  Management's Discussion and Analysis

     The following discussion and analysis provide information that the Company's management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition for the two years ended June 30, 1999 compared to the same periods of the prior years. This discussion should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included elsewhere in this Report. This Report contains certain forward-looking statements and information. The cautionary statements should be read as being applicable to all related forward-looking statements wherever they may appear. The Company's actual future results could differ materially from those discussed herein.

Selected Financial Data

     The following table sets forth selected financial data regarding the Company's financial position and operating results. This data should be read in conjunction with the Company's Consolidated Financial Statements and the Notes thereto and "Management's discussion and Analysis."

              (All amounts in thousands except per share data)



                                                  Year ended June 30,
                                                 1999              1998
                                                 ----              ----

Statement of Operations Data

  Net sales                                   $   18,342        $   22,648

  Cost of sales                                    9,763            10,018
                                              -----------       -----------

  Gross profit                                     8,579            12,630

  Unusual charges                                  7,389

  Operating expenses                              11,444            11,243
                                              -----------       -----------

  Net operating income (loss)                    (10,254)            1,387

  Net interest (expense)                            (971)             (882)

  Income tax (expense) credit                      2,291              (151)
                                              -----------       -----------

  Net income (loss)                           $   (8,934)       $      354
                                              ===========       ===========

Results of Operations for Fiscal Year Ended June 30, 1999, Compared to Fiscal Year Ended June 30, 1998

  Net sales by subsidiary follows:
                                                                  Increase/
                                    1999           1998          (Decrease)
------------------------------------------------------------------------------
  Biotrol                      $   8,170,000  $   8,457,000  $    (287,000)
  Challenge                        2,176,000      1,753,000        423,000
  Micro Motors                     6,019,000      8,394,000     (2,375,000)
  Oregon Micro Systems             3,713,000      5,768,000     (2,055,000)
  (Intercompany sales)            (1,736,000)    (1,724,000)       (12,000)
                               -------------- -------------- --------------
                               $  18,342,000  $  22,648,000  $  (4,306,000)
                               ============== ============== ==============

     Net sales decreased $4.3 million (19.0%) to $18.3 million for the year ended June 30, 1999 from $22.6 million for the year ended June 30, 1998.

     Sales at Biotrol for the year ended June 30, 1999 decreased by 3.4% over the year ended June 30, 1998. The decline is mainly attributable to the following two circumstances: Biotrol attempted to increase its export business by offering its products at discounted prices to existing and new export customers. Soon after the export business increased, management discovered that a majority of its new export business was being resold to Biotrol's domestic customers on the gray market. Many domestic customers notified Biotrol's management that they were able to buy Biotrol products on the gray market. The favorable pricing to exporters was immediately terminated, and the exporters ceased purchasing products. Management estimates that approximately $600K of revenue was lost during the year to domestic customers because of the gray market sales. In addition, within the past year, three of Biotrol's four largest customers merged resulting in an overstock condition for Biotrol's products. By the end of the current fiscal year the situation seems to have stabilized, and order quantities from the merged customers have reverted to pre-merger levels. Sales to the merged customer were approximately $542,000 below sales to the three separate customers during the same period in the prior year. There is evidence that the disruption in distribution of products to Biotrol's customers has not hurt the demand for its products by the end user. Biotrol's independent market share information source indicates that Biotrol increased its market share of key products for the year ended June 30, 1999 over the year ended June 30, 1998.

     At Challenge Products, sales for the year ended June 30, 1999 increased by 24.1% over the year ended June 30, 1998. Sales to private label customers and wholesale customers of Challenge increased by 57.4% to $1,365,000 for the year ended June 30, 1999, from $867,000 for the year ended June 30, 1998. New products and increased marketing efforts to new private label customers are the main reasons for the increase in sales. Inter-company sales to Biotrol decreased 8.5% to $811,000 for the year ended June 30, 1999 from $887,000 for the year ended June 30, 1998, primarily due to the inventory consolidation condition experienced by Biotrol.

     At Micro Motors, sales for the year ended June 30, 1999 decreased $2,375,000 or 28.3% from the year ended June 30, 1998, partly due to the affects of the consolidation of its major customers. New management was installed at the beginning of the current fiscal year to improve internal systems, upgrade and innovate the product portfolio, and to uncover new markets for its core products. During the year Micro completed the integration of a state of the art operating system that will also facilitate a major portion of its Y2K compliance plan. Completion of the certification process to the Medical Device Directive in conjunction with ISO 9001 Certification placed Micro Motors in a position to self-certify products with the CE mark required for European distribution. Lastly, the product portfolio was enhanced with the development of two major projects; the highspeed dental handpiece, and the ModSquad electric motor controller system. The ModSquad electric controller is capable of opening up significant opportunities in both the dental and medical markets. Since the end of the current year Micro has received over $1 million in orders for its new ModSquad products.

     Sales at OMS decreased by 35.6% from the previous year. OMS continues to depend heavily on the semiconductor industry for its revenue base. During the current year that industry suffered a severe slump due to an over supply of computer chips on the market. This in turn caused a decrease in the demand for semiconductor fabrication equipment. In addition, many customers of OMS sell heavily into the Asian semiconductor market. Due to the monetary crisis experienced by Asia during 1998, sales of fabrication equipment to Asian customers declined. Orders and sales for the last quarter of the current fiscal year indicate that the slump in demand for semiconductor fabrication equipment has ended. It was reported by Semiconductor Equipment and Materials International (SEMI) that the North American-based manufacturers of semiconductor equipment posted a June 1999 Book-to-Bill ratio of 1.24 as compared to a .6 ratio as of June 1998. A book-to-bill of 1.24 means $124 in orders were received for each $100 worth of products shipped. OMS is employing a business strategy to reduce its exposure to the cycles of the semiconductor equipment manufacture industry. Included in that strategy has been the development of a family of embedded motion control products, and expansion into new distribution channels. The new products will enable OMS to compete in new industries such as industrial controls, aerospace, communication, and food processing equipment. They are priced competitively, are easy to use, and are manufactured with the latest surface mount technology.

     The distribution channels for dental products continue to contract and consolidate. Two distribution companies control more than 50% of the sales of dental products sold through dealers. These large distributors are demanding among other things that suppliers are ISO 9000 certified, Y2K compliant, and have EDI and bar coding capabilities. To meet customer demands the company is currently implementing new information technology that will facilitate Y2K compliance, and provide EDI capabilities. Since Pro-Dex sells its dental products exclusively through dealers, management is committed to providing the necessary technology and regulatory support to satisfy its dealer customers.

  Gross profits by subsidiary follows:
                                                                  Increase/
                                    1999           1998          (Decrease)
------------------------------------------------------------------------------
  Biotrol                      $   3,984,000  $   4,543,000  $    (559,000)
  Challenge                          789,000        559,000        230,000
  Micro Motors                     1,108,000      3,271,000     (2,163,000)
  Oregon Micro Systems             2,698,000      4,257,000     (1,559,000)
                               -------------- -------------- --------------
                               $   8,579,000  $  12,630,000  $  (4,051,000)
                               ============== ============== ==============

     Consolidated gross profit dollars decreased by 32.1% for the year ended June 30, 1999 compared to the year ended June 30, 1998 mainly due to a decline in revenue. At Micro Motors, the decrease in gross profit dollars was also due to inefficiencies in manufacturing combined with a declining revenue base. In addition, Micro increased its reserve for slow moving and obsolete goods by $594,000 during the year.

     Gross profit as a percentage of sales decreased 9.0 percentage points to 46.8% for the year ended June 30, 1999 compared to 55.8% for the year ended June 30, 1998. The decline in gross profit percentage was caused mainly by the absorption of fixed manufacturing overhead over a lower revenue base.

     Operating expenses before unusual charges as a percentage of revenue were 62.4% for the year ended June 30, 1999 compared to 49.6% for the year ended June 30, 1998. Operating expenses before unusual charges increased 1.8% to $11,444,000 compared to $11,243,000 for the year ended June 30, 1998. During 1999, the Company incurred several one-time unusual charges that management does not expect to incur in the future totaling approximately $7.4 million. The charges include the write-off of goodwill at the Micro subsidiary for $4.8 million, the write-off of a receivable from the sale of a former segment of the business amounting to $1.75 million, and charges of $839,000 to operations for the remaining portion of employment, consulting, and non-compete contracts deemed to have no future value to the Company. See Note 6 to the financial statements for a further discussion of unusual charges.

     During the year ended June 30, 1999, the Company continued the implementation of its new information technology systems to modernize its accounting and manufacturing processes as well as implement its Y2K plan. The costs associated with the implementation totaled approximately $200,000 during the year ended June 30, 1999. During the year ended June 30, 1998, the Company incurred charges related to training and maintenance costs associated with a major overhaul of its information technology systems, and costs to achieve ISO 9001 certification for all its divisions. The Company's growth plans require the development of new products. Consistent with that goal the Company increased its commitment to research and development by spending $1,700,000 during fiscal year ended June 30, 1999, compared to $1,410,000 for year ended June 30, 1998, a 20.6% increase. The Company incurred other operating expenses during the year that, while not unusual, management considers excessive as a result of the significant restructuring that occurred within the operating units. Some of the items include severance costs of $92,000, consulting fees of $186,000, and sales and marketing expenses related to export problems of $96,000.

     For 1999, loss from continuing operations was $2,865,000 before unusual charges of $7,389,000. Loss from continuing operations for the year ended June 30, 1999 was ($10,254,000) including unusual charges compared to income from operations of $1,387,000 for the year ended June 30, 1998. Loss from operations at the Micro Motors subsidiary before unusual charges was ($2,005,000) or 70.0% of the total loss from operations before unusual
charges.   Micro Motors loss resulted from reduced revenue, increased R & D expense totaling $1,113,000 for the year ended June 30, 1999 compared to $580,000 for the year ended June 30, 1998, and several costs related to management and organization changes made during the year.

     Interest expense for the year ended June 30, 1999 was $1,032,000 compared to $931,000 for the year ended June 30, 1998. Included in interest expense for the current year are additional charges for the acceleration of the write-off of loan fees for $65,000, and the payment for the waiver of loan covenant violations for $100,000.

     The Company's effective tax rate on income (loss) from operations was 20.4% in 1999, and 29.9% in 1998. The effective tax rate is lower than anticipated for fiscal year ended June 30, 1999 because no deferred tax asset is recorded for the write-off of $4,800,000 of goodwill. The effective tax rate is lower for fiscal year ended June 30, 1998 due to the elimination of a valuation allowance against existing deferred tax assets. Management expects future effective tax rates to approximate 40%. At June 30, 1999, management believes it is more likely than not that the recorded tax assets of $2,900,000 will be realized based on its expectation of future profitability combined with tax planning strategies (See Note 4 to the financial statements). The amount of tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income are reduced.

     Net loss for the year ended June 30, 1999 was $8,934,000 or $1.02 per share. The unusual charges discussed above had the effect of increasing net losses in 1999 by $6,353,000 or $0.72 per share. The write-off of $4,800,000 in goodwill in the current year will reduce amortization expense in future years by $240,000 annually or $.02 per share.

Liquidity and Capital Resources

     The operations of the Company are conducted principally through its wholly owned subsidiaries. The Company's financial position at June 30, 1999 is weak, with working capital on that date of approximately negative $4,000,000. On July 26, 1996, the Company obtained a $10,000,000 credit facility from Harris Bank secured by all assets of the Company and guaranteed by each of the Company's subsidiaries. The facility consists of a $6,000,000 term loan with a five-year amortization period, and a $4,000,000 revolving line of credit with a termination date on December 31, 1999. Both facilities require monthly interest payments at the prime rate plus one-half percent.
The term loan portion is payable in equal quarterly installments of $200,000 through December 31, 1999, when the full amount of the then unpaid balance of the note will be due. The term loan had an outstanding balance on June 30, 1999, of $3,800,000. The revolver portion of the facility had an outstanding balance at June 30, 1999, of $4,000,000. At June 30, 1999, there was no availability under the revolver. Harris Bank has requested that the Company find alternative financing services to replace their facility. As a condition of the credit facilities, the Company is required to meet certain financial covenants, including minimum tangible net worth, debt to total capitalization, interest coverage, fixed charge coverage, and cash flow. In addition, the credit facility limits the amount of dividends and capital expenditures in any one year. At June 30, 1999, the Company did not meet certain of the financial covenants of the credit facilities. On July 24, 1999, the bank waived the current covenants and amended the future covenants. However, at July 31, 1999, the Company did not meet the amended net tangible worth covenant due to the write off of the $1.75 million receivable from a former segment. Other than the net worth covenant, management believes the Company will be in compliance with these covenants in the future.

     Management is currently investigating financing options which would replace their current banking relationship and has engaged an outside investment banker to assist them in locating and securing this financing. These options include the issuance of additional preferred stock of between $2 to $4 million. It is believed that with such additional financing, the Company could secure a traditional asset-based lending structure to replace the remaining bank debt. Management is also investigating a possible synergistic merger partner. Should the Company be unable to secure replacement financing, the Board has authorized management to pursue the sale of one of its operating subsidiaries in order to raise sufficient funds to satisfy the current working capital needs of the Company as well as pay down the bank debt as necessary. Management is currently evaluating this option.

     During the year the Company has been unable to make timely payments to some of its creditors. Management has maintained communication with these vendors and due, in part, to the mostly excellent relationships with the same, deferred payment terms have been negotiated with most vendors. To date no vendors have suspended parts deliveries or services needed by the Company.

Accounting Changes

     In June 1997, the FASB issued SFAS No. 130 "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 130 requires that an enterprise report, by major components and as a single total, the change in its net assets during the period from non-owner sources; and SFAS No. 131 establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas and major customers. Adoption of these Statements did not impact the Company's financial position, results of operations or cash flow. Both Statements were adopted for fiscal year 1999, with earlier application permitted.

Impact of Inflation and Changing Prices

     The industries in which the Company competes are labor intensive, often involving personnel with high level technical or sales skills. Wages and other expenses increase during periods of inflation and when shortages in the marketplace occur. The Company expects its subsidiaries to face somewhat higher labor costs, as the market for personnel with the skills sought by the Company becomes tighter in a period of full employment. In addition, suppliers pass along rising costs to the Company's subsidiaries in the form of higher prices. Further, the Company's credit facility with Harris Bank involves increased costs if domestic interest rates rise. To some extent, the Company's subsidiaries have been able to offset increases in operating costs by increasing charges, expanding services and implementing cost control measures. Nevertheless, each of the Company's subsidiaries' ability to increase prices is limited by market conditions, including international competition in many of the Company's markets.

Year 2000 Systems Assessments and Preparedness

     The Year 2000 problem arises because many information systems and devices containing embedded technology use two digits rather than four digits to identify a year. Calculations in date-sensitive systems using two digits could result in system failures and errors that disrupt normal business operations as the Year 2000 approaches.

     Early in 1998, Pro-Dex conducted an assessment of Year 2000 compliance of all of its major information technology systems, non-information technology systems with date-sensitive software and embedded microprocessors and products the Company manufactures or sells to customers. Pro-Dex developed detailed plans to resolve all major issues by the end of Fiscal 1998. As of June 30, 1999, the Company estimates that it is over 90% complete with its efforts to remediate current systems or implement new systems that are Year 2000 compliant. The majority of the remaining efforts are anticipated to be completed before the end of the third quarter of 1999. Pro-Dex has substantially completed its effort to assess non-compliant embedded technology including its assessment of the products it has delivered to customers.

     Pro-Dex expects that only one of its four company units will be involved in any significant compliance efforts in 1999. Continuing projects include the completion of lower priority information technology systems. Efforts in fiscal year 2000 will shift from systems projects to identifying areas of other business risk and developing contingency plans where appropriate.

     The Company and its subsidiaries initiated formal communications with key suppliers and service providers to determine the potential risk to its operations in the event these third parties fail to resolve Year 2000 issues. Pro-Dex and each division have substantially completed assessment of suppliers and service providers. If Pro-Dex determines that there is a risk to its operations due to a third party Year 2000 compliance failure, appropriate contingency plans will be implemented to address such risk. The extent of this risk, however, cannot be determined with any degree of certainty due to the number of small suppliers and service providers used by the Company and its subsidiaries, and the reliance of all operations on basic utility service providers.

     Pro-Dex's investment in information technology represented a significant percentage of capital expenditures for the year ending June 30, 1999. The Company estimates that total capital expenditures related to the implementation of its Enterprise Resource Planning ("ERP") system will be approximately $1.7 million over 3 - 5 years, and that it incurred approximately $40,000 per quarter in expense related to Year 2000 efforts. Pro-Dex has incurred approximately 90% of the capital expenditures as of June 30, 1999. The majority of these expenditures relate to new systems installations. Although the timing of new systems installations was influenced by the Year 2000 problem, the Company would have installed these systems in any event.

     While it is possible that the Company will not complete the systems projects scheduled in 1999 due to a variety of factors, including but not limited to the significant shortage of qualified information systems personnel, the Company is taking actions it believes necessary for the timely completion of those projects. Management believes that it is unlikely that such projects will be delayed to the extent that the Company suffers any material adverse effects due to noncompliance. In the unlikely event, however, that the remaining systems projects are not completed prior to experiencing significant noncompliance ramifications, results of operations could be adversely affected.

     In addition to the Company's internal risks and of those posed by third parties with whom the Company deals with directly, there remain additional Year 2000 risks and uncertainties that could affect Pro-Dex. These risks include utility and communication failures and governmental, economic and market responses to the Year 2000 issue. While Pro-Dex continues to believe that these Year 2000 matters will not have a material adverse impact on its results of operations, liquidity or financial condition, the ultimate impact on Pro-Dex of the Year 2000 problem remains uncertain.

     The foregoing statements regarding both our internal and external Year 2000 goals are forward looking statements. Pro-Dex's Year 2000 project capital expenditures, estimated percentage of completion and estimated completion dates are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the availability of certain resources, third-party modification plans and other factors. There can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated.

Item 7.  Financial Statements and Supplemental Data

          Independent Auditor's Report                         F-1

          Consolidated Balance Sheet                           F-2 & F-3

          Consolidated Statements of Operations                F-4

          Consolidated Statements of Shareholders' Equity      F-5

          Consolidated Statements of Cash Flows                F-6

          Notes to Consolidated Financial Statements           F-7

Item 8. Changes and Disagreements with Accountants on Accounting and Financial Disclosures none



                        INDEPENDENT AUDITOR'S REPORT



To the Board of Directors
Pro-Dex, Inc.
Boulder, Colorado



We have audited the accompanying consolidated balance sheet of Pro-Dex, Inc. and Subsidiaries (the "Company") as of June 30, 1999, and the related consolidated statements of operations, shareholders' equity and cash flows for the years ended June 30, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 1999, and the results of their operations and their cash flows for the years ended June 30, 1999 and 1998, in conformity with generally accepted accounting principles.



/s/ McGladrey & Pullen, LLP

McGladrey & Pullen, LLP

Anaheim, California
August 27, 1999



                       PRO-DEX, INC. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEET
                               June 30, 1999

                                  ASSETS

Current assets:
  Cash and cash equivalents                                    $      107,000
  Accounts receivable, net of allowance for doubtful accounts
    of $40,000                                                      3,157,000
  Inventories, net                                                  4,699,000
  Deferred taxes                                                    1,200,000
  Prepaid expenses                                                    148,000
                                                               ---------------

    Total current assets                                            9,311,000
                                                               ---------------

Property and equipment:
  Land                                                                103,000
  Buildings                                                           542,000
  Equipment                                                         5,095,000
  Leasehold improvements                                              313,000
                                                               ---------------
    Total property and equipment                                    6,053,000
  Less accumulated depreciation                                    (2,942,000)
                                                               ---------------

    Net property and equipment                                      3,111,000
                                                               ---------------

Other assets:
  Deferred taxes                                                    1,700,000
  Other                                                               354,000
  Intangibles, net                                                  3,222,000
                                                               ---------------

    Total other assets                                              5,276,000
                                                               ---------------

    Total assets                                               $   17,698,000
                                                               ===============

See "Notes to Consolidated Financial Statements."   F-2
---



                       PRO-DEX, INC. AND SUBSIDIARIES

                  CONSOLIDATED BALANCE SHEET - CONTINUED
                               June 30, 1999

                   LIABILITIES & SHAREHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt                            $    8,691,000
  Accounts payable                                                  3,048,000
  Accrued expenses                                                  1,590,000
                                                               ---------------
    Total current liabilities                                      13,329,000
Long-term debt, net of current portion                                143,000
                                                               ---------------

    Total liabilities                                              13,472,000
                                                               ---------------

Commitments and contingencies

Shareholders' equity:
  Series A convertible preferred shares, no par value;
    10,000,000 shares authorized; 78,129 shares issued and
    outstanding                                                       283,000
  Common shares, no par value; 50,000,000 shares authorized;
    8,787,300 shares issued and outstanding                        14,838,000
  Accumulated deficit                                             (10,744,000)
                                                               ---------------
                                                                    4,377,000
Receivable for stock purchase                                        (151,000)
                                                               ---------------

    Total shareholders' equity                                      4,226,000
                                                               ---------------

    Total liabilities and shareholders' equity                 $   17,698,000
                                                               ===============

See "Notes to Consolidated Financial Statements."   F-3
---



                       PRO-DEX, INC. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF OPERATIONS
                    Years Ending June 30, 1999 and 1998

                                                      1999          1998
                                               --------------- --------------

Net sales                                      $   18,342,000  $   22,648,000

Cost of sales (Includes rent paid to a
  director of $340,000 for 1999 and 1998.)          9,763,000      10,018,000
                                               --------------- ---------------

Gross profits                                       8,579,000      12,630,000
                                               --------------- ---------------

Operating expenses:
  Selling                                           4,604,000       4,315,000
  General and administrative                        4,356,000       4,613,000
  Research and development                          1,700,000       1,410,000
  Amortization                                        784,000         905,000
  Unusual charges                                   7,389,000
                                               --------------- ---------------
    Total operating expenses                       18,833,000      11,243,000
                                               --------------- ---------------

Income (loss) from operations                     (10,254,000)      1,387,000
                                               --------------- ---------------

Other income (expense):
  Interest income                                      61,000          49,000
  Interest (expense)                               (1,032,000)       (931,000)
                                               --------------- ---------------
        Total                                        (971,000)       (882,000)
                                               --------------- ---------------

Income (loss) before income taxes (credits)       (11,225,000)        505,000
Income taxes (credits)                             (2,291,000)        151,000
                                               --------------- ---------------
Net income (loss)                              $   (8,934,000) $      354,000
                                               --------------- ---------------


Basic and diluted earnings (loss) per common
  and common equivalent share                  $        (1.02) $         0.04

See "Notes to Consolidated Financial Statements."   F-4
---





                                                PRO-DEX, INC. AND SUBSIDIARIES


                                      CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                              Years Ending June 30, 1999 and 1998


                                    Preferred Shares        Common Shares
                                 -----------------------------------------------
                                   Number                  Number                Additional                Receivable
                                     Of                      of                   Paid-In    Accumulated   for Stock
                                   Shares       Amount     Shares      Amount     Capital      Deficit      Purchase      Total
                                 --------------------------------------------------------------------------------------------------
Balance, June 30, 1997             78,129      $283,000  8,712,300  $14,632,000   $10,000    ($2,115,000)   ($59,000)  $12,751,000

Exercise of stock options             -             -       25,000       44,000       -            -         (44,000)       --
Exercise of stock warrants            -             -       50,000      107,000       -            -        (107,000)       --
Stock-based compensation              -             -                    55,000       -            -            -           55,000
Termination of ESOP                   -             -         -           -       (10,000)       (49,000)     59,000        --
Net income                            -             -         -           -           -          354,000        -          354,000

                                   ------      --------  ---------  -----------   --------   -------------  ---------- ------------
Balance, June 30, 1998             78,129       283,000  8,787,300   14,838,000      -0-      (1,810,000)   (151,000)   13,160,000

Net (loss)                            -             -         -           -           -       (8,934,000)       -       (8,934,000)

                                   ------      --------  ---------  -----------   --------   -------------  ---------- ------------
Balance, June 30, 1999             78,129      $283,000  8,787,300  $14,838,000   $  -0-     ($10,744,000)  ($151,000) $4,226,000
                                   ======      ========  =========  ===========   ========   =============  ========== ============

See "Notes to Consolidated Financial Statements."   F-5
---


                        PRO-DEX, INC. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                    Years Ending June 30, 1999 and 1998

                                                      1999          1998
                                               --------------- --------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                            $   (8,934,000) $     354,000
  Adjustments to reconcile net income (loss)
    to net cash provided by (used in)
    operating activities:
        Depreciation and amortization               1,430,000      1,516,000
        Provision for doubtful accounts                10,000         16,000
        Loss on note receivable                     1,750,000           --
        Goodwill impairment                         4,800,000           --
        Stock-based compensation                         -            55,000
        Deferred taxes                             (1,980,000)        60,000
  Change in working capital components net of
    effects from purchases and divestitures:
        (Increase) decrease in accounts
          receivable                                  195,000       (650,000)
        (Increase) in inventories                    (247,000)      (216,000)
        Decrease in prepaid expenses                   73,000        612,000
        (Increase) decrease in other assets            93,000        (40,000)
        Increase in accounts payable and
          accrued expense                           2,474,000        392,000
                                               --------------- --------------

  Net cash provided by (used in) operating
    activities                                       (336,000)     2,099,000
                                               --------------- --------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                 (875,000)      (810,000)
                                               --------------- --------------


CASH FLOWS FROM FINANCING ACTIVITIES
  Net (payments) borrowings on revolving
    credit agreements                               1,950,000       (250,000)
  Proceeds from long-term borrowings                  267,000        189,000
  Principal payments on long-term borrowings         (899,000)    (2,079,000)
                                               --------------- --------------

  Net cash flows provided by (used in)
    financing activities                            1,318,000     (2,140,000)
                                               --------------- --------------

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                107,000       (851,000)
Cash and cash equivalents, beginning of period         -0-           851,000
                                               --------------- --------------
Cash and cash equivalents, end of period       $      107,000  $      -0-
                                               --------------- --------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION
  Cash payments for interest                   $      702,000  $     798,000
  Cash payments for income taxes                       22,000          6,000
  Issuance of common stock for a note
    receivable                                           -           151,000

See "Notes to Consolidated Financial Statements."   F-6
---



                       PRO-DEX, INC. AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 1999 AND 1998


NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

Nature of Business

     Pro-Dex, Inc. (the Company) is the parent of four operating subsidiaries, Biotrol International, Inc. (Biotrol), Challenge Products, Inc. (Challenge), Micro Motors, Inc. (Micro), and Oregon Micro Systems, Inc. (OMS). Biotrol is a manufacturer and supplier of infection control products for the dental industry. Challenge manufactures and sells fluoride products for preventive dentistry, along with a complementary line of products used for cleaning, whitening, and protecting teeth. Micro manufactures miniature pneumatic motors used in dental, medical, and industrial devices worldwide as well as a complete line of dental handpieces. OMS designs, develops and manufactures motion control products used predominantly in the computer chip manufacturing industry. A surplus of semiconductor production capacity and the Asian economic crisis has significantly reduced the computer chip fabrication equipment industry. OMS is heavily dependent on this industry for its revenue, and has experienced a decline in sales from 1998. The Company extends credit to its customers, all on an unsecured basis, on terms that it establishes for individual customers. Customers are located predominately in the United States. Many of the Company's products are regulated by a number of state and federal regulatory bodies, including the Environmental Protection Agency ("EPA") and the Food and Drug Administration ("FDA"). While the Company's management and management of each of the Company's operating subsidiaries make every effort to maintain full compliance with all applicable laws and regulations, there exists an ongoing risk that one or more of its activities may at some point be determined to be non-compliant. Notwithstanding the risks inherent in the Company's business sectors, management believes that each of the Company's subsidiaries enjoys a good reputation for compliance with applicable regulations.

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

Cash and Cash Equivalents

     The Company considers highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Inventories

     Inventories are stated at the lower of cost (the first-in, first-out method) or market and consist of the following:

     Raw materials                                          $       852,000
     Work in process                                                486,000
     Finished goods                                               4,249,000
                                                            ----------------
       Total                                                      5,587,000
     Reserve for slow moving inventories                           (888,000)
                                                            ----------------
       Total inventories, net                               $     4,699,000
                                                            ================

Property and Equipment

     Property and equipment are recorded at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets as follows: Buildings-- generally 40 years; equipment-- 3-10 years; leasehold improvements-- 7 years. Leasehold improvements are depreciated over the shorter of the term of the lease or their estimated useful lives.

Intangible Assets

     Intangible assets include patents, non-compete contracts and the cost of net assets acquired in excess of fair value which are amortized on a straight-line basis over their estimated useful lives ranging from 5 to 20 years. Intangible assets are stated net of accumulated amortization of $3,005,000.

     The Company evaluates impairment of its long-lived assets and certain intangible assets whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. An asset is deemed impaired if the sum of the expected future cash flows is less than the
carrying amount of the asset.   Impaired assets are valued at the lower of
recorded cost or fair value.

Advertising

     The Company expenses the cost of advertising the first time the advertising takes place. The Company's balance sheet contains no deferred advertising costs. The Company incurred advertising expenses of approximately $397,000 and $507,000 in 1999 and 1998, respectively.

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

Earnings Per Share

     Basic earnings per common share data has been computed on the basis of the weighted-average number of common shares outstanding during each period presented. Diluted per share amounts assume the conversion, exercise or issuance of all potential common stock instruments unless the effect is to reduce a loss or increase the income per common share from continuing operations.

Fair Value of Financial Instruments

     The method and assumptions used to estimate the fair value of long-term debt, which approximates the carrying value, is based on interest rates for instruments with similar terms and remaining maturities.

Stock-based Compensation

     The Company accounts for stock-based employee compensation under the requirements of Accounting Principles board (APB) Opinion No. 25, which does not require compensation to be recorded if the consideration to be received is at least equal to fair value at the measurement date. Non-employee stock-based transactions are accounted for under the requirements of the Financial Accounting Standards Board's (FASB) Statement of Financial Accounting Standard (SFAS) No. 123 "Accounting for Stock Based Compensation" which requires compensation to be recorded based on the fair value of the securities issued or the services received, whichever is more reliably measurable. The Company determines fair value at the measurement date based
upon the trading price of its stock.   The Company considers outside directors
as employees for the purpose of applying this Statement.

Segment Information

     Effective January 1, 1998, the Company adopted FASB Statement No. 131, Disclosures about Segments of an Enterprise and Related Information. Statement No. 131 superseded FASB Statement No. 14, Financial Reporting for Segments of a Business Enterprise. Statement No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. Statement No. 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. The adoption of Statement No. 131 did not affect results of operations or financial position, but did affect the disclosure of segment information. See Note 7 for disclosures about the Company's operating segments.

NOTE 2 - LONG-TERM DEBT

     Following is a summary of long-term debt:

      Revolving/term loan from bank (a)                  $        7,800,000


     Secured note bearing interest at 11%, maturing
       August 2000, payable at $14,728 per month (b)                147,000

     Secured note to former owner of acquired business
       bearing interest at 12.25%, payments of $40,000
       quarterly, including interest to October 2000                183,000

     Mortgage payable secured by land and building,
       bearing interest at 1% over prime, maturing
       $2,321 monthly, including interest, due
       November 12, 1999
       This note is normally renewed for successive
       one-year terms.                                              156,000

     Notes payable to officers of the Company bearing
       interest at rates ranging from 8.5% to 9.1%, due
       on demand                                                    267,000

     Other secured notes at various interest rates and
       various maturities                                           281,000
                                                            ----------------

     Total                                                        8,834,000
     Less current portion                                         8,691,000
                                                            ----------------
     Total long-term debt                                   $       143,000
                                                            ================

     (a) The Company has obtained a $10,000,000 credit facility from Harris Bank secured by all assets of the Company and guaranteed by each of the Company's subsidiaries. The facility consists of a $6,000,000 term loan with a five-year amortization period, and a $4,000,000 revolving line of credit with a termination date of December 31, 1999. The revolving line of credit is subject to a borrowing base limit equal to the sum of 80% of eligible receivables, 50% of eligible inventories, 60% of eligible fixed assets and an intangible asset advance amount of $1,400,000. Both facilities require monthly interest payments at the prime rate (7.75% at June 30, 1999). The term loan portion is payable in equal quarterly installments of $200,000 through December 31, 1999, when the full amount of the then unpaid balance of the note will be due. In addition, all proceeds from the sale of long-term assets in excess of $50,000 and all proceeds from the issuance of equity securities shall be applied to reduce the term loan. The term loan had an outstanding balance at June 30, 1999, of $3,800,000. The revolver portion of the facility had an outstanding balance at June 30, 1999, of $4,000,000. At June 30, 1999, no amounts were available under the revolver/term loan. The Company is required to meet certain financial covenants including minimum tangible net worth, debt to total capitalization, interest coverage, fixed charge coverage, and cash flow. In addition, the credit facility limits the amount of dividends and capital expenditures in any one year. At June 30, 1999, the Company did not meet certain of the financial covenants; however on July 24, 1999, the bank waived the current covenants and amended the future covenants. In addition, the amendment requires the payment of a fee of $140,000 in July 1999, August 1999, and September 1999, if the Company is not in compliance with certain provisions of the agreement.

     (b) This amount is due to the former owner of Micro Motors and the Company's largest shareholder and are subordinated to the bank debt discussed above.

     Aggregate annual maturities on long-term debt for the next five years are as follows: 2000, $8,691,000; and 2001, 143,000.

NOTE 3 - COMMITMENTS AND CONTINGENCIES

     Micro Motors leases office and warehouse facilities from the Company's largest shareholder. The Company and its subsidiaries also lease other office and warehouse facilities from unrelated parties under lease agreements expiring through March 2001. These leases generally require the Company to pay insurance, taxes, and other expenses related to the leased space. Total rent expense was $764,000 and $970,000, including approximately $340,000 paid to the Company's largest shareholder for the years ended June 30, 1999 and

1998, respectively. For the years ending June 30, 1999 and 1998, the Company received $0 and $307,000 of sublease payments from DCM, the purchaser of its dental center operations. Management believes the Company is no longer obligated under the dental center leases and these obligations were assumed by DCM. Future minimum lease payments for the years ending June 30, are; 2000, $641,000; 2001, $501,000; 2002, $214,000; 2003, $110,000; for a total of
$1,466,000, including $612,000 to the Company's largest shareholder.

     On the 10th of September 1999, the United States Court of Appeals for the Tenth Circuit reversed the decision of Judge Daniel B. Sparr by which he dismissed an action filed against the Company and Biotrol in the U.S. District Court for Colorado by Cottrell, Ltd. ("Cottrell"). The Court agreed with the Company with respect to its assertion that Cottrell should not be permitted to bring a FIFRA action by simply identifying the same as a Lanham Act claim, and, accordingly, that claim was dismissed. The Court disagreed, however, with the Company stating that Cottrell had alleged sufficient facts to support a Lanham Act claim independent of FIFRA. The case was remanded to the District Court for further proceedings.

     On June 12, 1997 the Company sold the assets of its DCM dental clinic management subsidiary to Professional Dental Management, LLC. Subsequent to that sale, Professional Dental Management, LLC was restructured and the survivor, Consolidated Dental Management, Inc., among other things, assumed liability for leases of dental clinic offices situated in Sears' store in north-central California. On May 9, 1999, due to the poor financial condition of the Consolidated, Sears required the Company to guaranty Consolidated's performance those leases of up to approximately $200,000.

     Biotrol is one of 16 named defendants, excluding John Does 1-100, in these two matters which are part of what has been designated "New Jersey Latex Litigation" cases. The cases have been centralized and are proceeding under the terms of a variety of case management orders. Plaut v. Biotrol has been selected as one of three "Bellwether" cases and is expected to proceed to trial in February 2000. The claim has been submitted to Biotrol's product liability carrier, Chubb Insurance Companies.

     The Company and its subsidiaries are currently party to other disputes, which involve or may involve litigation and claim unspecified damages. Management believes that the outcome of the above matters will not have a material adverse effect on the consolidated financial statements of the Company. However, the ultimate outcome in any litigation involves uncertainty. Management is unable to estimate the magnitude of the exposure to the Company in these matters. No accruals have been provided for in the accompanying consolidated financial statements.

NOTE 4 - INCOME TAXES

     The provision for income taxes (credits) for the years ended June 30, 1999 and 1998 is as follows:

                                                      1999          1998
                                               --------------- --------------
     Current state taxes (credits)             $      (11,000) $      91,000
     Deferred taxes (credits)                      (2,280,000)        60,000
                                               --------------- --------------
                                               $   (2,291,000) $     151,000
                                               =============== ==============

     A reconciliation of expected tax expense (credit) to the amount computed by applying the federal statutory income tax rates to income (loss) before income taxes (credits) is as follows:

                                                      1999          1998
                                               --------------- --------------

     Federal income taxes (credits),
       computed at the statutory rate          $   (3,929,000) $     177,000
     Change in valuation allowance                       -          (285,000)
     State income taxes (credits)                    (337,000)        91,000
     Non-deductible items, primarily goodwill       2,064,000        164,000
     Other                                            (89,000)         4,000
                                               --------------- --------------
                                               $   (2,291,000) $     151,000
                                               =============== ==============

     Deferred income tax assets and liabilities in the accompanying balance sheet at June 30, 1999 consist of the following:

     Assets:
       Net operating loss carryforwards                        $   1,835,000
       Contract payable                                               80,000
       Accrued expenses                                              247,000
       Intangible assets                                             710,000
       Inventories                                                   298,000
       Other                                                          71,000
                                                               --------------
         Total deferred tax assets                                 3,241,000
     Liabilities, property and equipment                            (341,000)
                                                               --------------
         Net deferred tax assets                               $   2,900,000
                                                               ==============

     Net deferred tax assets total $2,900,000 of which $1,200,000 are included in the accompanying consolidated balance sheet as a current asset with the remaining $1,700,000 included as long-term assets. A portion of these deferred tax assets reflects the benefit of a $5,300,000 tax loss carryforward, of which approximately $250,000 expires in 2003; $150,000 expires in 2004 and the balance of $4,900,000 expires in 2019. Realization of these deferred tax assets relating to the net operating loss carryforwards is dependent on the Company generating sufficient taxable income prior to the expiration of the loss carryforwards. The remaining deferred tax assets do not expire until such time as they become deductible losses at which point they will expire in 20 years from the date they are deducted on the Company's income tax returns. The Company will need to generate taxable income of approximately $7.3 million in order to fully realize the deferred tax assets. Although realization is not assured, management believes it is more likely than not that the net deferred tax assets will be realized based on its projected taxable income and the implementation, if necessary, of tax planning strategies.

     During 1999, the Company incurred several one-time expenses which management does not expect to incur in the future. These expenses total approximately $7.4 million and include the write off of goodwill at the Micro subsidiary, the write off of a receivable from the sale of a former segment of business, and charges to operations for the remaining portion of employment, consulting and non-compete contracts deemed to have no future value to the Company. (See "Note 6."). Management also believes the merger of three of its customers, which resulted in a delay in orders from this newly consolidated customer, negatively impacted the Company's 1999 results. Considering these items, management has forecasted an increase in sales in 2000 of at least $3.5 million or 19%. Sales for the first two months of 2000 are above 1999 comparable sales by approximately 21%. As a result of the one-time expenses and the forecasted increased sales levels, management has projected that 2000 will generate a pre-tax profit of at least $1.6 million. At this income level the deferred tax assets would be realized prior to the expiration of the carryforward period.

     Management and the Company's Board of Directors have also concluded that should the Company not meet these projections, the Company would implement a tax planning strategy to utilize the deferred tax assets prior to their expiration. This strategy involves the sale of the OMS subsidiary to a third party. Management has estimated that the value of this subsidiary is sufficient to recover the entire amount of the recorded deferred tax asset. The costs to implement this strategy are estimated at approximately $360,000 net of related income taxes. No reserve for these costs have been included in the accompanying financial statements as management believes that it will not be necessary to implement this strategy.

     Net realizable deferred tax assets could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced or if the estimated fair value of OMS is reduced. Also, future changes in ownership of the Company could limit the Company's ability to realize these assets.

NOTE 5 - STOCKHOLDERS' EQUITY

Stock Options and Warrants

     The Board of Directors and the shareholders of the Company have approved and adopted three plans, pursuant to which options to purchase 2,150,000 shares of common stock can be granted to officers, directors, employees and to others expected to provide significant services to the Company. There are 775,639 shares remaining in the option plans, which are available for grant in future years. In addition, the Company has issued warrants to acquire 133,000 shares, exercisable at a weighted-average price of $2.20 and with a weighted-average remaining contractual life of 2.5 years. The Company recorded expenses of $55,000 related to the grant of 60,000 warrants during 1998.

     Transactions involving the stock options are summarized as follows:

                                           1999                  1998
                                   -------------------------------------------
                                               Weighted-             Weighted-
                                                Average               Average
                                               Exercise              Exercise
              Fixed Options          Shares     Price     Shares       Price
------------------------------------------------------------------------------
   Outstanding at beginning of year 1,249,361  $ 2.22     918,636    $ 2.28
     Granted                          255,000    1.58     405,000      2.11
     Exercised                           -         -      (25,000)     1.75
     Forfeited                       (230,000)   2.18     (49,275)     2.50
                                   -------------------------------------------

   Outstanding at end of year       1,274,361  $ 2.10   1,249,361    $ 2.22
                                   -------------------------------------------

   Exercisable at end of year       1,078,529  $ 1.88     916,028    $ 2.27
                                   -------------------------------------------
   Weighted-average fair value per
     option granted during the year            $ 0.84                $ 0.92
                                            ------------          ------------

     A further summary about fixed options outstanding June 30, 1999, is as follows:

                                    Options Outstanding                       Options Exercisable
                 --------------------------------------------------------------------------------------------
                                          Weighted-           Weighted-                         Weighted-
                                           Average             Average                           Average
    Range of         Number               Remaining           Exercise           Number         Exercise
 Exercise Price   Outstanding         Contractual Life          Price         Exercisable         Price
-------------------------------------------------------------------------------------------------------------
 $1.25 to $1.70     160,000               9.7 years            $ 1.33            55,001         $  1.33
 $1.75 to $2.50   1,082,607               7.2 years              2.20           991,774            2.24
 $2.85 to $2.90      31,754               7.3 years              2.90            31,754            2.65
                  ---------                                    ------         ---------         -------
                  1,274,361                                    $ 2.10         1,078,529         $  2.21
                  =========                                    ======         =========         =======

     The three option plans are substantially similar and call for the vesting as approved by the Board of Directors, and allow for the options to be outstanding for a period of ten years. Grants under the Company's stock option plans are accounted for following APB Opinion No. 25 and related interpretations. Accordingly, no compensation cost has been recognized for grants under the plans. Had compensation cost for the stock-based compensation plans been determined based on the grant date fair values of awards (the method described in FASB Statement No. 123), reported net income
(loss) and basic and diluted earnings (loss) per common share would have been adjusted to the pro forma amounts shown below:

                                                      1999          1998
                                               --------------- --------------

     Net income (loss)
       As reported                             $   (8,934,000) $     354,000
       Pro forma                                   (9,037,000)       314,000

     Basic and diluted earnings (loss) per
       common share
       As reported                             $        (1.02) $        0.04
       Pro forma                                        (1.03)          0.04

     The fair value of each grant is estimated at the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions: no dividend rate for all years; price volatility of 55% in 1999, and 35% in 1998; risk-free interest rates of approximately 5.5% in 1999 and 6.0% in 1998; and expected lives of five years.

Preferred Shares

     Holders of Series A preferred shares have no voting, dividend, or redemption rights. In the event of liquidation or dissolution, preferred shareholders are entitled to receive $3.60 per share. Each preferred share is convertible into one common share at the option of the holder.

Employee Stock Purchase Plan

     In July 1998, the Company adopted an Employee Stock Purchase Plan, under which up to 200,000 shares of common stock may be issued to substantially all full-time employees, if they choose to participate. Employees can choose each year to have between 1% and 10% of their defined earnings withheld to purchase the Company's common stock at a price that is 85% of the lower of the market price at July 1 and January 1 of each year or the date on which the shares are fully paid by the employee. The minimum purchase price under the plan is $2.00 per share, unless the Company's Stock Purchase Plan Committee determines a lower price is appropriate. During 1999, no shares were purchased under the plan. As is permitted by generally accepted accounting principles, the Company follows the provisions of APB Opinion No. 25 in accounting for the plan and, accordingly, no compensation expense is recognized.

NOTE 6 - UNUSUAL CHARGES

     On June 12, 1997, the Company completed the sale of certain assets of its dental clinic management (DCM) subsidiary operation in California and recorded the loss on this sale as discontinued operations. In connection with the sale and in subsequent re-negotiations, the Company received a promissory note for $850,000 and convertible preferred stock in California Dental Management
(CDM), the predecessor to DCM, totaling $900,000 plus warrants to acquire additional common stock. CDM has continued to perform poorly and during the fourth quarter of 1999, management determined that the receivable and the preferred stock were worthless and accordingly, charged operations for approximately $1,750,000. At June 30, 1999, no assets of the discontinued operations remain on the balance sheet of the Company.

     During the fourth quarter of 1999, management determined that the intangible assets of Micro were impaired based on Micro's recent financial performance. For 1999, Micro reported net losses of approximately $1.2 million prior to charges for interest, depreciation and amortization and unusual charges. In addition, management determined that the estimated future cash flows from this operation were not expected to be sufficient to recover the recorded amount of all long-term assets. In connection with other activities, management had engaged an investment banker to determine the value of Micro. Management compared the value determined by the investment banker, net of anticipated disposal costs, to the recorded value of Micro's assets.
As a result, management determined that intangible assets of Micro totaling $6.6 million were impaired and wrote them down in the fourth quarter of 1999 by $4.8 million. This charge to operations is included in unusual charges in the Company's consolidated statement of operations.

     In addition, during the first quarter of 1999, management determined that a consulting agreement and related non-compete agreement entered into during the acquisition of OMS had no future value. Accordingly, management has included in unusual charges the write off of these agreements totaling approximately $314,000.

     Also, during the first quarter of 1999, management amended the duties of an executive officer under an existing employment contract entered into during the acquisition of Micro. Management determined the value of the new position is less than the previous position of the executive; however, the Company is required to honor its obligation under the contract, which obligation expires in 2000. As a result, management charged operations for approximately $525,000, which represents the excess of the payments required under the contract compared to the value established for the new position.

NOTE 7 - SEGMENT INFORMATION

     The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies.

     There are four reportable segments: infection control products, preventive dentistry products, medical/dental equipment, and electronic motion controllers. The accounting policies applied to determine the segment information are the same as those described in the summary of significant accounting policies. Interest expense is allocated based upon the specific identification of debt incurred by the individual segment. Corporate overhead and the provision for income taxes are not allocated to the individual reported segments. Intersegment sales and transfers are accounted for at amounts that management believes provides the transferring segment with fair compensation for the products transferred, considering their condition, market demand, and, where appropriate, a reasonable profit that recognized which segment will be responsible for marketing costs. Management evaluates the performance of each segment based on income (loss) before income taxes.

     Financial information with respect to the reportable segments follows (in thousands):



                                     Infection       Preventive       Medical/       Electronic
                                      Control        Dentistry         Dental          Motion
                1999                 Products         Products        Equipment      Controllers       Total
----------------------------------------------------------------------------------------------------------------
     Sales from external customers    $8,170           $1,365          $5,094          $3,713         $18,342

     Intersegment sales                  -                811             925              -            1,736

     Depreciation and amortization        73              100             726             473           1,372

     Unusual charges                     -                -               131             314             445

     Interest expense                     15               96             481              29             621

     Segment profit (loss)              (188)             183          (2,565)            352          (2,218)

     Segment assets                    3,273            1,657           7,260           2,787          14,977

     Expenditure for segment assets      157              283             317              20             777


                                     Infection       Preventive       Medical/       Electronic
                                      Control        Dentistry         Dental          Motion
                1998                 Products         Products        Equipment      Controllers       Total
----------------------------------------------------------------------------------------------------------------
     Sales from external customers    $8,457           $  867          $ 7,556         $5,768         $22,648

     Intersegment sales                  -                886              838             -            1,724

     Depreciation and amortization        42              123              732            598           1,495

     Interest expense                    -                 85              410             45             540

     Segment profit (loss)               980               12              (98)         1,976           2,870

     Segment assets                    2,761            1,270           12,334          2,540          18,905

     Expenditure for segment assets       73               96              273             80             522


     The following schedules are presented to reconcile amounts in the foregoing segment information to the amounts reported in the Company's consolidated financial statements (in thousands):

                                       F-16

                                                    1999                                        1998
                                     ----------------------------------------------------------------------------
                                      Profit/(loss)        Assets                 Profit/(loss)        Assets
                                     ----------------------------------------------------------------------------
     Total for reportable segments     $ (2,218)          $14,977                    $2,870           $18,905
     Intersegment / profit                   10               -                        (105)             --
     Unallocated amounts:
       Corporate                         (1,621)            2,721                    (1,872)            3,934
       Unusual charges                   (6,944)              -                          -               --
       Other expense, net                  (452)              -                        (388)              -
                                       ---------          -------                    -------          -------

         Consolidated                   (11,225)           17,698                       505            22,839
                                       ---------          -------                    -------          -------


     Reconciliation of other significant items:


                                                           1999                                    1998
                                       -------------------------------------------------------------------------------------
                                         Reportable    Reconciling                Reportable    Reconciling
                                          Segments        Items     Consolidated   Segments        Items      Consolidated
                                       -------------------------------------------------------------------------------------
     Depreciation and amortization         $1,372      $   58(B)       $1,430       $1,495        $ 21(B)        $1,516

     Unusual items                            445       6,944(A)        7,389           -            -             --

     Interest expense                         621         411(B)        1,032          540         391(B)           931

     Expenditures for segment assets          777          98(B)          875          522         288(B)           810


     (A) Includes write off of goodwill, write off of DCM receivable, and a portion of the amendment of an executive's position, which is not allocated to a reportable segment.

     (B) Amounts allocated to corporate.

     The Company had foreign sales in the amount of $1,745,000 in 1999 and $1,140,000 in 1998, primarily in Canada and Japan. During 1999, three of the Company's customers merged into one company. Sales to this consolidated customer for 1999 and 1998 were $2,362,000 and $3,100,000, respectively. No other single customer generated in excess of 10% of consolidated sales.

NOTE 8 - EARNINGS PER SHARE

     The weighted-average number of common shares and common share equivalents outstanding during the year used to compute basic and diluted earnings/(loss) per common share is as follows:

                                                      1999          1998
                                               --------------- --------------
     Weighted-average common shares used in
       computation of basic earnings (loss)
       per share                                    8,787,300      8,712,660

     Effect of dilutive securities:
       Common stock options and warrants                *             56,565
       Convertible preferred stock                      *             39,065
                                               --------------- --------------

     Weighted-average common and common share
       equivalents used in the computation of
       diluted earnings (loss) per share            8,787,300      8,808,290
                                               =============== ==============

                                       F-17

    *Common shares issuable upon exercise of the employee stock options and common stock warrants (see Note 5) and upon the conversion of 78,129 shares of preferred shares have not been included in the computation because their inclusion would have been antidilutive.

NOTE 9 - MANAGEMENT PLANS

     For the year ended June 30, 1999, the Company reported a loss from operations of approximately $2.9 million prior to $7.4 million of unusual charges discussed in Note 6. In addition, as of June 30, 1999, the Company had negative working capital of approximately $4.0 million. As a result of the poor operating performance in 1999, the Company's primary bank has requested that the Company find alternative financing sources and has requested repayment of its outstanding debt by December 31, 1999.

     Management believes the 1999 results were negatively affected by several factors. Biotrol reported a segment loss of $188,000 versus a profit for 1998 of $980,000. Management believes that this was primarily due to the consolidation of three of its customers which resulted in a delay in orders and by certain favorable pricing to foreign exporters. Management believes that the effect of the consolidation of its larger customers has passed. In addition, favorable pricing to exporters has ceased. Management has reduced certain sales and marketing expenses and is currently investigating the utilization of other cost saving measures. Accordingly, management believes Biotrol will return to profitable operations in 2000.

     Micro reported a segment loss for 1999 of $2.6 million compared to a segment loss in 1998 of $98,000. The increased losses is primarily attributable to a 33% decline in sales. Management has replaced the local management team at Micro and has taken steps to improve engineering and delivery times, quality control and pricing concerns. In addition, management has introduced new products to the market as well as attempting to open new markets for its existing products. With these changes in place, management believes Micro will improve its financial results in 2000.

     OMS reported a segment profit of $352,000 in 1999 versus a segment profit of $2.0 million in 1998. Management attributes the decline in profitability to a 35% decline in sales due to the slump in the Asian semiconductor industry. Most of OMS's customers depend heavily on the Asian semiconductor fabrication equipment market. Since March 1999, sales at OMS have indicated a possible increase in the semiconductor fabrication industry. Future orders since June 30, 1999 have increased as activity from customers is returning to pre-slump levels; according, management believes OMS will return to its previous profitability level.

     Although no assurances can be given, considering all of the above factors management has forecasted an increase in consolidated sales of 19% or $3.5 million and a pretax profit of approximately $1.6 million.

     Management is currently investigating financing options which would replace their current banking relationship and has engaged an outside investment banker to assist them in locating and securing this financing. These options include the issuance of additional preferred stock of between $2 to $4 million. It is believed that with such additional financing, the Company could secure a traditional asset-based lending structure to replace the remaining bank debt. Management is also investigating a possible synergistic merger partner. Should the Company be unable to secure replacement financing, the Board has authorized management to pursue the sale of one of its operating subsidiaries in order to raise sufficient funds to satisfy the current working capital needs of the Company as well as pay down the bank debt as necessary. Management is currently evaluating this option.

                                       F-18

                                   PART III

Item 9. Directors, Executive Officers, Promoters, and Control Persons; Compliance with 16(a) of the Securities Exchange Act of 1934

Officers and Directors

     As of June 30, 1999, the officers and directors of the Company were as follows:

          NAME                     AGE                  POSITION
------------------------------------------------------------------------------
     Kent E. Searl                 58        Chairman of the Board, Director
     Ronald G. Coss                62        Vice Chairman, Director
     George J. Isaac               54        Vice President, Director
     Richard N. Reinhardt          67        Director
     Robert A. Hovee               57        Director
     John B. Zaepfel               63        Director

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

     George J. Isaac has served as a consultant to the Company and its predecessor since 1978, and became a member of the Company's Board of Directors on July 26, 1995. He serves as an ex officio member of both the Audit and Compensation Committees of the Board of Directors, and is Vice President, Secretary/Treasurer, and Chief Financial Officer of the Company. Mr. Isaac is a certified public accountant and was a principal in the Certified Public Accounting firm of Joseph B. Cohan and Associates, Worcester, Massachusetts. Mr. Isaac is a former director of Professional Sales Associates, Inc. ("PSA"). Mr. Isaac received a B.S. degree in Business Administration from Clark University in Worcester, Massachusetts. Mr. Isaac was elected by the shareholders of the Company to serve as a Class I Director until the 2001 annual shareholders' meeting, or the election and qualification of his successor.

     Richard N. Reinhardt has served as a director of the Company and its predecessor since 1990. He is a member of the Compensation Committee of the Board of Directors. Mr. Reinhardt has served as President and a director of Professional Sales Associates, Inc. ("PSA") since he co-founded that firm in 1969. PSA is a national manufacturers' representative organization that represents manufacturers in the dental equipment market. He attended Cornell College and received a B.A. degree in Business Administration from Northwestern University. Mr. Reinhardt was elected by the shareholders of the Company to serve as a Class II director until the 1999 annual shareholders' meeting, or the election and qualification of his successor.

     Robert A. Hovee began serving on the Company's Board of Directors on February 27, 1996. He serves as a member of both the Audit and Compensation Committees. Currently, Mr. Hovee serves as President of the Orange County Biomedical Industry Council and the Orange County Biocommerce Association, both California non-profit associations. Formerly, Mr. Hovee was Chief Executive Officer and President of Life Support Products, Inc., a maker of emergency medical products, of which he was a co- founder, prior to its acquisition by Allied Healthcare Products, Inc. He has also served as a director and chairman of Infrasonic, Inc., an infant respirator manufacturer. Mr. Hovee, who is active in many charities, serves as a co-chair of a University of California-Irvine Center for the Health Sciences fund-raising project. Mr. Hovee received a B.A. degree in Business Administration and a B.A. degree in International Business from the University of Washington in Seattle, Washington, as well as a Masters Degree in International Management from the American Graduate School of International Management (Thunderbird) where he was the Barton Kyle Yount Scholar, in Glendale, Arizona. Mr. Hovee was elected by the Board of Directors to serve as a Class II Director until the first to occur of the 1999 annual shareholders' meeting or the election and qualification of his successor.

     John B. Zaepfel has served as director of the Company from August 27, 1996 until his resignation effective June 15, 1999. He served on the Company's Audit Committee and on the Advisory Committee advising the Board of Directors of Micro Motors, Inc. prior to its merger into Micro in July 1995. Mr. Zaepfel spent fifteen years as a CEO, most recently as Chief Executive Officer of CPG International, Inc., which he founded in 1985 in a leveraged buy-out of a division of four subsidiaries of Times Mirror, Inc. Prior to its private sale in 1989, CPG International, Inc. was a $90 million operating company, manufacturing and marketing art, engineering, and media supplies. Prior to forming CPG International, Inc., Mr. Zaepfel was President and CEO of Chartpak and Picket Industries, wholly owned subsidiaries of Times Mirror, Inc. Mr. Zaepfel previously served as a director of Ideal School Supplies, Inc., when it was a publicly traded company, and was director of six privately held companies. Mr. Zaepfel has previously served as a director of other public companies. Mr. Zaepfel is a graduate of the University of Washington, and holds a Master in Business Administration degree from the University of Southern California. Mr. Zaepfel served as a Class II Director. The Board is currently seeking a suitable candidate to succeed Mr. Zaepfel.

Business Experience of Key Management of Subsidiaries

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

     Based solely upon a review of the Forms 3 and 4 and any amendments thereto furnished to the Company during the Company's fiscal year ended June 30, 1999, and Forms 5 and amendments thereto furnished to the Company with respect to such fiscal year, or written representations that no Forms 5 were required to be filed by such persons, the Company is not aware of any failure of any officer, director or beneficial owner of 10% or more of the Company's outstanding common stock during the fiscal year ended to make timely filings in accordance with the requirement of Section 16(a).

Item 10.  Executive Compensation

     The following table summarizes executive compensation paid by the Company during the last three fiscal years to the Company's Chairman and the four other most highly compensated executives.

                                                   SUMMARY COMPENSATION TABLE
                          Annual Compensation                           Long Term Compensation Awards
--------------------------------------------------------------------------------------------------------------------
                                                                  Other     Re-    Securities              All
                                                                  Annual stricted  Underlying     LTIP    Other
            Name and                                             Compen-   Stock    Options/      Pay-   Compen-
      Principal Position         Year       Salary      Bonus     Sation  Awards     SAR(#)       outs    Ation(4)
--------------------------------------------------------------------------------------------------------------------
Kent E. Searl                    1999      $162,528       -          -      -         None         -         -
Chairman/CEO/                    1998       174,858       -          -      -         None         -         -
President                        1997       160,000       -          -      -         None         -         -

Ronald G. Coss(1)                1999      $359,062       -      $39,619    -       100,000(2)     -      $1,593
Vice Chairman                    1998       325,163       -      $35,406    -         None         -      $1,671
Chief Technical Officer          1997       364,320       -          -      -          N/A         -         -

George J. Isaac(3)               1999      $195,436       -          -      -         None         -      $1,466
Vice President, Chief Financial  1998       189,269       -          -      -         None         -         -
Officer, Secretary-Treasurer,    1997       180,000       -          -      -         None         -         -
Director

Charles L. Bull                  1999      $100,000   $39,089        -      -         None         -      $1,739
General Manager                  1998       100,000    28,563        -      -         None         -       1,633
Challenge Products, Inc.         1997       100,000    13,276        -      -         None         -         -

Gary G. Garleb                   1999      $124,271       -      $ 9,986    -         None         -      $1,467
General Manager                  1998       118,563       -      $15,539    -         None         -      $1,350
Oregon Micro Systems, Inc.       1997       111,435       -          -      -         None         -         -


     (1) The Company is obligated to pay Mr. Coss $1 million over five years, commencing on July 26, 2001, under a Non-Competition Agreement, in connection with the merger of Micro Motors, Inc. with and into the Company's Micro Acquisition subsidiary. In addition, the Company assumed two notes of Micro Motors, Inc. payable to Mr. Coss in the aggregate amount of $938,450, relating to termination of Mr. Coss's long term employment agreement with Micro Motors, Inc. and prior unpaid earned compensation

     (2) On April 8, 1999, Mr. Coss was granted an option to purchase 100,000 shares of the Company's common stock under the 1994 Stock Option Plan in consideration for his agreement to restructure his employment agreement effectively relieving the Company of the obligation to pay any bonus contemplated by his previous agreement.

     (3) Mr. Isaac was granted an option to purchase 50,000 shares under the 1994 Stock Option Plan in connection with his acceptance of employment by the Company.

     (4) Employer contributions to the Pro-Dex, Inc. 401(k) Plan.

Employment Agreements, Termination of Employment, and Change of Control Arrangements

     The Compensation Committee of the Board of Directors has renewed employment agreements with certain executive officers of the Company entered into on July 26, 1995, which expired on June 30, 1998. During the 1999 fiscal year, the Company also renegotiated its agreement with Mr. Coss previously scheduled to expire on June 30, 2000. Effective April 1, 1999, Mssrs. Searl, Isaac and Coss agreed to salary reductions of 10% due to the financial condition of the Company, which reductions shall remain effective until such time as the Company's financial condition improves. The remaining employment agreement with Mr. Bull expires December 31, 2001. The Company accrued salaries in an aggregate amount of $717,026 to its executive officers for the year ended June 30, 1999.

     Kent E. Searl serves as the Chairman, Chief Executive Officer and President of the Company. He is the co-founder of the Company, and has served as a director of the Company since its organization. For the year ending June 30, 1999, Mr. Searl was paid a salary of $162,528. Pursuant to his three year employment agreement, effective July 1, 1998, Mr. Searl is entitled to an annual salary of $180,000. Mr. Searl is also entitled to reimbursement of reasonable expenses and to such other benefits as the Company's Board of Directors approved for executive management. Mr. Searl is located in the Company's Boulder, Colorado executive offices and travels frequently to all the Company's subsidiaries.

     George J. Isaac has served as the Company's Vice President and Chief Financial Officer since July 26, 1995. On November 5, 1998, he was re-elected the Company's Secretary-Treasurer by the Board of Directors. Mr. Isaac's three year employment agreement effective July 1, 1998 provides that he receive an annual salary of $195,000 during the term of the agreement as well as reimbursement of reasonable expenses and to such other benefits as the Company's Board of Directors approved for executive management.

     Ronald G. Coss currently serves as Vice Chairman and Chief Technology Officer of the Company. Mr. Coss had, prior to the merger, been compensated by Micro Motors, Inc. at a salary of $560,000 for the fiscal year ended March 31, 1995 and $456,000 for the fiscal year ended March 31, 1994. Under his current Agreement, annual base compensation to Mr. Coss was $360,000, adjustable upward for inflation each July 1. The agreement accords Mr. Coss six weeks annual leave which he may elect to take in cash in lieu of leave, provides that he receive use of a Company vehicle for business purposes, and certain other perquisites comparable to with those received prior to the merger.

     In addition to compensation to Mr. Coss under his employment agreement, the Company is obligated to pay Mr. Coss $1 million over five years, commencing on July 26, 2001, under a Non-Competition Agreement, in connection with the merger. Upon the merger, the Company also assumed two notes payable by Micro Motors, Inc. to Mr. Coss relating to termination of Mr. Coss's long term employment agreement with Micro Motors, Inc. and prior unpaid earned compensation. See "CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS."

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

Compensation to Directors

     Directors who are employees of the Company do not receive additional compensation for services as directors, except for reimbursement of reasonable meeting attendance expenses. Non- employee directors each receive a $3,000 quarterly fee, $1,000 for each meeting attended and $500 for each board of directors committee meeting attended on a date other than a regular meeting of the Board. Non-employee directors unanimously elected to waive their fee for the quarter ended June 30, 1999. The Company accrued an aggregate of $53,000 as non- employee director compensation, of which $38,000 has been paid, for the year ended June 30, 1999.

     The Company has a shareholder approved Director's Stock Option Plan (the "Directors' Plan") pursuant to which non-employee directors may be granted options to purchase shares of the Company's common stock. In accordance with the Directors' Plan's provisions, the Board of Directors previously adopted a policy to grant each outside director an option to purchase 20,000 shares of common stock on the date of his commencement of service as a director and an option to purchase 15,000 shares annually, exercisable at the average closing price on NASDAQ for the month of November of the year of grant, on the anniversary date of such service. The maximum term of each option is ten years. During the fiscal year ended June 30, 1999, the Company's three outside directors, Messrs. Reinhardt, Hovee and Zaepfel, each were granted options to purchase 15,000 shares of common stock exercisable at $2.00, $2.00, and $2.50 respectively.

Option Grants and Exercises in the Last Fiscal Year

     The following tables set forth information regarding stock options granted to and exercised by the named executive officers during the fiscal year ended June 30, 1999:

              INDIVIDUAL OPTIONS/SAR GRANTS IN LAST FISCAL YEAR

                      Number of        Percent of
                     Securities      Total Options
                     Underlying        Granted to      Exercise
                      Options         Employees in       Price      Expiration
       Name           Granted          Fiscal Year     Per Share       Date
------------------------------------------------------------------------------
   Kent E. Searl        None                -              -            -

   Ronald G. Coss(1)  100,000              46%          $ 1.25      04/07/09

   George J. Isaac      None                -              -            -

     (1) On April 8, 1999, Mr. Coss was granted an option to purchase 100,000 shares of the Company's common stock under the 1994 Stock Option Plan in consideration for his agreement to restructure his employment agreement effectively relieving the Company of the obligation to pay any bonus contemplated by his previous agreement.

       AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END
                           OPTION/SAR VALUES(1)

                                                              Value of
                         Number of Securities               Unexercised
                  Underlying Unexercised Options      In-the-Money Options
                         at Fiscal Year-End           at Fiscal Year-End(1)
                 -------------------------------------------------------------
      Name           Exercisable/Unexercisable     Exercisable/Unexercisable
------------------------------------------------------------------------------

   Kent E. Searl       202,051        -0-              -0-         -0-

   Ronald G. Coss(2)    50,000      50,000           $4,500      $4,500

   George J. Isaac     250,000        -0-              -0-         -0-

     (1) The indicated value of the unexercised In-the-Money Options was determined by multiplying the number of unexercised options (that were In-the-Money on June 30, 1999) by the closing sales of the Company's common stock on June 30, 1999 (as reported on NASDAQ) and from that total, subtracting the total exercise price.

     (2) On April 8, 1999, Mr. Coss was granted an option to purchase 100,000 shares of the Company's common stock under the 1994 Stock Option Plan in consideration for his agreement to restructure his employment agreement effectively relieving the Company of the obligation to pay any bonus contemplated by his previous agreement.

1988 Stock Option Plan

     In 1988, the Company adopted its 1988 Stock Option Plan (the "Plan"), pursuant to which the Company's Board of Directors was authorized to issue options to purchase up to 150,000 shares of the Company's common stock to employees, directors, and consultants of the Company. The option exercise price must equal fair market value of the common stock on the date of grant. No options to purchase shares of common stock were granted under the 1988 Plan during the fiscal year ended June 30, 1999. At June 30, 1999, 50,000 shares were available for grant and no options to purchase were outstanding under this Plan.

1994 Stock Option Plan

     The 1994 Stock Option Plan was adopted to advance the interests of the Company and its shareholders by affording employees an opportunity for investment in the Company. Under the plan, 1.5 million shares have been reserved. The Compensation Committee has sole discretion to select which employees of the Company will be granted options; the number of shares subject to option; the timing of such option grants; when the options may be exercised; and the exercise price. The exercise price of options must be at least equal to the fair market value of the common stock on the date of grant. The maximum term of options granted under the Plan is ten years. As of June 30, 1999 there were outstanding options under the 1994 Stock Option Plan to acquire 1,138,505 shares of the Company's common stock.

Directors' Stock Option Plan

     The Plan was adopted to advance the interests of the Company and its shareholders by attracting qualified non-employee directors, whose participation and guidance contribute to the successful operation of the Company. Under the plan, 500,000 shares have been reserved. As of June 30, 1999, there were outstanding options under the Directors' Stock Option Plan to acquire 135,856 shares of the Company's common stock. A disinterested majority of the Board has voted, in furtherance of the Board's decision respecting the remuneration of non-employee directors, in favor of the additional automatic grant each year during the term of service to purchase 15,000 shares of the Company's common stock, which grants are reflected in the foregoing total of outstanding options.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

     Set forth in the following table is information as of June 30, 1999, with respect to the beneficial shareholdings of the Company's common stock, by all directors, individually, and all officers and directors as a group, and beneficial owners of 5% or more of such common stock.

     BENEFICIAL SHAREHOLDINGS OF DIRECTORS, OFFICERS AND OWNERS OF MORE
                           THAN 5% OF COMMON STOCK

        Name and Address            Number of Shares     Percent of Class (1)
------------------------------------------------------------------------------
     Kent E. Searl
     1401 Walnut St., Suite 540
     Boulder, CO 80302              950,680(2)(3)(4)             10.81%

     Ronald G. Coss
     1401 Walnut St., Suite 540
     Boulder, CO 80302            2,511,104(5)                   28.57%

     Richard N. Reinhardt
     1401 Walnut St., Suite 540
     Boulder, CO 80302              560,884(2)(3)(4)(6)(7)(8)     6.38%

     George J. Isaac
     1401 Walnut St., Suite 540
     Boulder, CO 80302              255,500(3)                    2.90%

     Robert A. Hovee
     1401 Walnut St., Suite 540
     Boulder, CO 80302               65,000(6)(7)(8)              0.74%

     John B. Zaepfel
     1401 Walnut St., Suite 540
     Boulder, CO 80302               50,000(6)                    0.56%

     All officers and directors
     as a group (6 persons)       4,056,639(2)(3)(4)(5)(6)(7)(8) 50.00%

     (1) Calculated pursuant to Rule 13d-3 under Securities Exchange Act of
1934.

     (2) Includes 250,000 shares of common stock; 58,229 shares of preferred stock convertible share-for-share into common stock at any time; and Warrants to acquire 13,000 shares of common stock owned of record by Professional Sales Associates, Inc. ("PSA"). Messrs. Searl and Reinhardt are officers and directors of PSA and may be deemed to beneficially own PSA's shares. Mr. Searl, individually, owns of record 407,200 shares of common stock and 19,900 shares of preferred stock. Mr. Reinhardt, individually, owns of record 41,850 shares. In addition, Mr. Reinhardt's spouse, individually, owns 29,000 shares, which are attributed to him in this chart.

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

     (5) Includes 547,953 shares of the Company's common stock distributed from the Micro Motors Employee Stock Ownership Plan during the year, and options held by Mr. Coss to purchase 100,000 shares of the Company's common stock at $1.25 per share.

     (6) Includes automatic grant options to outside directors Messrs. Reinhardt, Hovee, and Zaepfel to purchase 20,000 shares each of the Company's common stock at $2.44 per share and 15,000 shares at $2.90 per share.

     (7) Includes automatic grant of options of outside directors Messrs. Reinhardt and Hovee to acquire 15,000 shares each of the Company's common stock at $2.50 per share and 15,000 shares a $2.00 per share.

     (8) The officers and directors as a group had in the aggregate, as of June 30, 1999, together with their affiliates, voting power with respect to 3,144,654 currently issued and outstanding shares of common stock, not including in such number the convertible preferred stock or options treated as shares of common stock attributed to them for the purpose of this chart.

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

     BENEFICIAL SHAREHOLDINGS OF DIRECTORS, OFFICERS, AND OWNERS OF MORE
                          THAN 5% OF PREFERRED STOCK

        Name and Address            Number of Shares     Percent of Class (1)
------------------------------------------------------------------------------
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

Item 12.  Certain Relationships and Related Party Transactions

     Pursuant to the merger of Micro with the Company's subsidiary, Ronald G. Coss entered into a Non-Competition Agreement, pursuant to which he is to be paid $1 million over five years, with payment commencing in the sixth year after closing. In addition, Mr. Coss executed an employment agreement with the Company, pursuant to which he is to be paid a base salary of $360,000 annually as Vice Chairman of the Company under his employment agreement, adjustable upward for inflation, representing a reduction from the more than $560,000 which he had been paid as the Chairman of Micro, despite his greater responsibilities with the Company. In addition to compensation payable under the employment agreement between the Company and Mr. Coss, he is entitled to certain executive employee benefits and perquisites. During the first quarter of 1999, management amended his duties under that employment contract. Management determined the value of the new position is less than the previous position of the executive; however, the Company is required to honor its obligation under the contract. As a result, management charged operations for approximately $525,000, which represents the excess of the payments required under the contract compared to the value established for the new position.

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

     Micro leases its offices and manufacturing facility in Santa Ana, California from Ronald G. Coss, currently a director of the Company, at a monthly rental of $29,147. The Company's management believes that the monthly rental is comparable to rents charged for comparable properties in the market area. Nevertheless, the terms of the lease, including price, may not be as favorable to the Company as lease terms which might have been negotiated with a third party in an arm's length transaction.

     On April 25, 1997, the Company unwound the acquisition of Pnu- Light Tool Works, Inc. ("Pnu-Light"). The Company acquired the assets of Pnu-Light, a developer of patented pneumatic lighting mechanisms for hand tools in May 1996, in exchange for 368,483 shares of the Company's common stock. The Company anticipated that Pnu-Light's patented lighting apparatus would complement the pneumatic motors used in dental handpieces manufactured by Micro. The anticipated synergy between Pnu-Light and Micro did not meet the Company's expectations. Accordingly, and pursuant to the procedures contained in the Pnu-Light Asset Purchase Agreement, all of the shares of its common stock issued in the transaction for the Pnu-Light assets were returned to the Company. In exchange for the reconveyance of its shares, the Company assigned the patent covering the pneumatic lighting apparatus to Pnu-Light's successor entity, while retaining a nonexclusive, fully paid, worldwide license to the technology.

     On June 12, 1997, the Company completed the sale of certain assets of its dental clinic management (DCM) subsidiary operation in California and recorded the loss on this sale as discontinued operations. In connection with the sale and in subsequent re-negotiations, the Company received a promissory note for $850,000 and convertible preferred stock in California Dental Management
(CDM), the predecessor to DCM, totaling $900,000 plus warrants to acquire additional common stock. CDM has continued to perform poorly and during the fourth quarter of 1999, management determined that the receivable and the preferred stock were worthless and accordingly, charged operations for approximately $1,750,000. At June 30, 1999, no assets of the discontinued operations remain on the balance sheet of the Company.

     On March 8, 1999, the Company distributed shares of Pro-Dex, Inc. common stock owned by the Micro Motors Employee Ownership Plan (the "Plan"). The Company previously made application for and received a favorable determination from the Internal Revenue Service with respect to the termination of the Plan and distribution of its shares. The shares, acquired by the Plan in conjunction with the 1995 merger of Micro Motors, Inc. into a wholly owned subsidiary of the Registrant, were issued without restriction to non-affiliate participants. Of the 1,042,195 shares transferred to participants, 481,513 are held by affiliates of the Registrant.



                                EXHIBIT INDEX

                                                                 Sequentially
Exhibit                                                          Numbered
No.        Document                                              Pages
------------------------------------------------------------------------------
  3.1 Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to Pro-Dex, Inc.
           Registration Statement No. 33-74397).

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

 10.6 Lease Agreement dated March 2, 1988 between Sears Roebuck and Co. and Pro-Dex, Inc. (Sunrise Mall), and extension/ amendment dated May 2, 1991 (incorporated herein by reference to Exhibits 10.25 and 10.25(a) to Pro-Dex, Inc. Registration Statement No. 33-35790).

 10.6(a)   Agreement to Extend Lease Agreement (Exhibit 10.6 Sunrise
           Mall) dated July 6, 1994.

 10.7 Lease Agreement dated March 2, 1988 between Sears Roebuck and Co. and Pro-Dex, Inc. (Florin Mall) and extension/ amendment dated May 2, 1991 (incorporated herein by reference to Exhibits 10.26 and 10.26(a) to Pro-Dex, Inc. Registration Statement No. 33-35790).

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

 10.23     Asset Purchase Agreement between Pro-Dex, Inc.,
           Pnu-Light Acquisition Corporation, and Marty J.
           Anderson, dated May 11, 1996.

 10.24     Letter Agreement, regarding rescission of Royalty
           Agreement between Pro-Dex, Inc., Challenge Products,
           Inc. and Charles Bull dated June 1996, together with
           Assignment of Patent.

 10.25     Employee Stock Purchase Plan



     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




 Date:  June 30, 1999             /s/ Kent E. Searl


                                    ___________________________________
                                    Kent E. Searl, Chairman


 Date:  June 30, 1999             /s/ George J. Isaac


                                    ___________________________________
                                    George J. Isaac, Chief Financial Officer