Form 10KSB/A
period 1999-06-30
PRO DEX INC
filed 1999-10-12
CIK 788920

==============================================================================
                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                ________________

                                  FORM 10-KSB/A

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



/s/ McGladrey & Pullen, LLP

McGladrey & Pullen, LLP

Anaheim, California
August 27, 1999, Except for the second paragraph of Note 3, as to which the date is September 10, 1999.



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

     A further summary about fixed options outstanding June 30, 1999, is as follows:

                                    Options Outstanding                       Options Exercisable
                 --------------------------------------------------------------------------------------------
                                          Weighted-           Weighted-                         Weighted-
                                           Average             Average                           Average
    Range of         Number               Remaining           Exercise           Number         Exercise
 Exercise Price   Outstanding         Contractual Life          Price         Exercisable         Price
-------------------------------------------------------------------------------------------------------------
 $1.25 to $1.70     160,000               9.7 years            $ 1.33            55,001         $  1.28
 $1.75 to $2.50   1,082,607               7.2 years              2.20           991,774            1.88
 $2.85 to $2.90      31,754               7.3 years              2.90            31,754            2.90
                  ---------                                    ------         ---------         -------
                  1,274,361                                    $ 2.10         1,078,529         $  1.88
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




 Date:  October 11, 1999            /s/ Kent E. Searl


                                    ___________________________________
                                    Kent E. Searl, Chairman


 Date:  October 11, 1999            /s/ George J. Isaac


                                    ___________________________________
                                    George J. Isaac, Chief Financial Officer