Form 10QSB
period 1999-09-30
PRO DEX INC
filed 1999-11-05
CIK 788920

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                           _________________________

                                  FORM 10-QSB

                                   (Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1999.


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

     The number of shares of the Registrant's no par value common stock outstanding as of November 3, 1999, was 8,787,300.



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

EXHIBITS     NONE

                              Page 2 of 12 Pages



                        PRO-DEX, INC. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS

                                    ASSETS


                                              September 30,       June 30,
                                                  1999              1999
                                           ----------------- -----------------
                                               (unaudited)

Current assets:
     Cash and cash equivalents             $              0  $        107,038
     Accounts receivable, net of
       allowance for doubtful accounts
       of $70,830 and $40,000                     2,860,302         3,157,132
     Inventories, net                             4,889,033         4,699,467
     Deferred taxes                               1,112,024         1,200,000
     Prepaid expenses                               283,998           147,613
                                           ----------------- -----------------

          Total current assets                    9,145,357         9,311,250
                                           ----------------- -----------------

Property and equipment                            6,088,855         6,052,775
     Less accumulated depreciation               (3,102,904)       (2,942,057)
                                           ----------------- -----------------
          Net property and equipment              2,985,951         3,110,718
                                           ----------------- -----------------

Other assets:
     Deferred taxes                               1,700,000         1,700,000
     Other                                          342,864           353,580
     Intangibles, net                             3,100,099         3,222,294
                                           ----------------- -----------------

          Total other assets                      5,142,963         5,275,874
                                           ----------------- -----------------

          Total assets                     $     17,274,271  $     17,697,842
                                           ================= =================

See "Notes to Consolidated Financial Statements."

                        PRO-DEX, INC. AND SUBSIDIARIES

                      LIABILITIES & SHAREHOLDERS' EQUITY


                                              September 30,       June 30,
                                                  1999              1999
                                           ----------------- -----------------
                                               (unaudited)

Current liabilities:
     Current portion of long-term debt     $      8,509,355  $      8,691,246
     Accounts payable                             2,747,388         3,047,368
     Accrued expenses                             1,576,801         1,589,851

          Total current liabilities              12,833,544        13,328,465

Long-term debt, net of current portion               67,996           142,836
                                           ----------------- -----------------

          Total liabilities                      12,901,540        13,471,301
                                           ----------------- -----------------

Commitments and contingencies


Shareholders' equity:
     Series A convertible preferred
       shares, no par value; 10,000,000
       shares authorized; 78,129 shares
       issued and outstanding                       282,990           282,990
     Common shares, no par value;
       50,000,000 shares authorized;
       8,787,300 shares issued and
       outstanding                               14,837,694        14,837,694
     Accumulated deficit                        (10,603,602)      (10,743,543)
                                           ----------------- -----------------
                                                  4,517,082         4,377,141
     Receivable for stock purchase                 (144,351)         (150,600)

          Total shareholders' equity              4,372,731         4,226,541
                                           ----------------- -----------------

          Total liabilities and
            shareholders' equity           $     17,274,271  $     17,697,842
                                           ================= =================


See "Notes to Consolidated Financial Statements."

                        PRO-DEX, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF OPERATIONS


                                               Quarter Ended September 30,
                                                  1999              1998
                                           ----------------- -----------------
                                               (unaudited)      (unaudited)

Net sales                                  $      5,126,163  $      4,570,770

Cost of sales (Includes rent paid to a
  director of $87,000 and $85,000 for
  1999 and 1998.)                                 2,397,149         2,072,511

                                           ----------------- -----------------
Gross profits                                     2,729,014         2,498,259
                                           ----------------- -----------------

Operating expenses:
     Selling                                        764,452         1,101,285
     General and administrative                     969,074         1,016,099
     Research and development                       434,970           343,366
     Amortization                                   122,195           195,837
     Unusual charges                                      0           838,833
                                           ----------------- -----------------
          Total operating expenses                2,290,691         3,495,420
                                           ----------------- -----------------

Income (loss) from operations                       438,323          (997,161)
                                           ----------------- -----------------

Other income (expense):
     Interest (expense)                            (201,282)         (211,674)
     Other income (expense), net                     (9,124)           13,757
                                           ----------------- -----------------
          Total                                    (210,406)         (197,917)

Income (loss) before income taxes (credits)         227,917        (1,195,078)
Income taxes (credits)                               87,976          (477,647)
                                           ----------------- -----------------

Net income (loss)                          $        139,941  $       (717,431)
                                           ================= =================

Basic and diluted earnings (loss) per
  common and common equivalent share       $           0.02  $          (0.08)
                                           ================= =================

Basic weighted average number of common
  and common equivalent shares
  outstanding                                     8,787,300         8,787,300

Diluted weighted average number of
  common and common equivalent shares
  outstanding                                     8,796,716          --



See "Notes to Consolidated Financial Statements."

                        PRO-DEX, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS


                                               Quarter Ended September 30,
                                                  1999              1998
                                           ----------------- -----------------
                                               (unaudited)      (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
     Net income (loss)                     $        139,941  $       (717,431)
     Adjustments to reconcile net income
       (loss) to net cash provided by
       (used in) operating activities:
          Depreciation and amortization             283,042           347,784
          Provision for doubtful accounts            31,308           (13,751)
          Deferred Taxes                             87,976                 0
     Change in working capital components
       net of effects from purchases and
       divestitures:
          Decrease in accounts receivable           273,258           580,244
          (Increase) in inventories                (189,566)         (186,177)
          (Increase) in prepaid expenses           (136,385)         (444,989)
          Decrease in other assets                    9,229             2,619
          Increase (decrease) in accounts
            payable and accrued expense            (313,030)          619,692
          Decrease in income taxes payable                0          (478,031)
                                           ----------------- -----------------

     Net cash provided by (used in)
       operating activities                         185,773          (290,040)
                                           ----------------- -----------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of property and equipment             (36,080)         (274,010)
                                           ----------------- -----------------

     Net cash flows (used in) investing
       activities                                   (36,080)         (274,010)
                                           ----------------- -----------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from long-term borrowing                    0         1,375,000
     Principal payments on long-term
       borrowing                                   (256,731)         (810,950)
                                           ----------------- -----------------

     Net cash flows provided by (used in)
       financing activities                        (256,731)          564,050
                                           ----------------- -----------------

(DECREASE) IN CASH AND CASH EQUIVALENTS            (107,038)                0
Cash and cash equivalents, beginning of
  period                                            107,038                 0
                                           ----------------- -----------------
Cash and cash equivalents, end of period   $              0  $              0
                                           ================= =================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION
     Cash payments for interest            $        201,282  $        211,674
     Cash payments for income taxes        $              0  $          3,600


See "Notes to Consolidated Financial Statements."

                        PRO-DEX, INC. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     For Quarter Ended September 30, 1999

NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instruction to Form 10-Q and
Article 10 of regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended September 30, 1999, are not necessarily indicative of the results that may be expected for the year ended June 30, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 1999.

NOTE 2 - EARNINGS PER SHARE

     Basic earnings per common share data has been computed on the basis of the weighted-average number of common shares outstanding during each period presented. Diluted per share amounts assume the conversion, exercise or issuance of all potential common stock instruments unless the effect is to reduce a loss or increase the income per common share from continuing operations.

NOTE 3 - LONG TERM DEBT

     The Company has a $10,000,000 credit facility from Harris Trust and Savings Bank (the "Bank") secured by all assets of the Company and guaranteed by each of the Company's subsidiaries. On July 24, 1999 the Bank provided the Company an amendment to the credit agreement waiving violations of certain covenants in the credit facility as of June 30,1999, and amending the covenants going forward. The amendment also requires the payments of fees of up to $420,000 in the event the Company defaults on conditions contained in the amendment. The facility now consists of a $6,000,000 term loan with a five-year amortization period, and a $4,000,000 revolving line of credit with a termination date of December 31, 1999. The revolving line of credit is subject to a borrowing base limit equal to the sum of 80% of eligible accounts receivable, 50% of eligible inventories, 60% of eligible fixed assets and an intangible asset advance amount of $1,400,000. The term loan portion is payable in equal quarterly installments of $200,000 through December 31, 1999, when the full amount of the then unpaid balance of the note will be due. In addition, all proceeds from any sale of long-term assets in excess of $50,000 and all proceeds from any issuance of equity securities would be applied to reduce the term loan. The term loan had an outstanding balance at September 30, 1999 of $3,600,000. The revolver portion of the facility had an outstanding balance at September 30, 1999 of $4,000,000. At September 30, 1999, no amounts were available under the revolver/term loan. At September 30, 1999 the Company did not meet certain of the covenants in the amendment. Certain of those amended covenants were negotiated prior to the completion of the Company's annual audit at June 30, 1999. Adjustments made during the year-end audit prevented the Company from meeting certain of those amended covenants at September 30, 1999. Management believes that the Company will be in compliance with all but one of the covenants during the second quarter of the current fiscal year. The Company is presently working with the Bank to adjust the amended covenants to reflect the adjustments made to year end and has requested the Bank waive imposition of additional fees.

Item 2.  Management's Discussion and Analysis

Results of Operations

     Forward-Looking Statements. When used in this Report on Form 10-QSB, the words "expects, "anticipates", "estimates", "believes", "hopes", "intends", "forecasts" and similar expressions are intended to identify forward-looking statements. These statements which are not historical or current facts are made pursuant to the safe harbor provisions of Section 27A of the Securities Act and Section 21E of the 1934 Act and the Company intends that such forward-looking statements be subject to those safe harbor provisions for such statements. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date of this report. While forward-looking statements represent management's best judgment as to what may occur in the future, they are subject to risks, uncertainties and important factors beyond the control of the Company that could cause actual results and events to differ materially from historical results of operations and events as well as those presently anticipated or projected. These factors include adverse economic conditions, entry of new and stronger competitors, capital availability, unexpected costs and failure to capitalize upon access to new clientele. Other risks and uncertainties which may affect forward-looking statements about the Company's business and prospects include, but are not limited to, the ramifications of the continued industry consolidation of dental dealers and distributors, managed health care, increasingly limited acquisition opportunities, the Company's ability to effectively integrate operations of acquired companies, dealer acceptance and support of new products, maintaining favorable supplier relationships, Y2K issues of various customers and vendors, the inability to engage qualified human resources as needed, and general economic conditions. The Company disclaims any obligations subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

Results of Operations for the Quarter Ended September 30, 1999 Compared to Quarter Ended September 30, 1998.

     Net sales by subsidiary follows:

                                                                    Increase/
                                           1999         1998       (Decrease)
                                      ------------  ------------  ------------
Biotrol                               $ 1,930,933   $ 2,126,880   $  (195,947)
Challenge                                 431,510       633,911      (202,401)
Micro Motors                            1,536,776     1,491,286        45,490
Oregon Micro Systems                    1,529,346       851,804       677,542
(Inter-company sales)                    (302,402)     (533,111)      230,709
                                      ------------  ------------  ------------
                                      $ 5,126,163   $ 4,570,770   $   555,393
                                      ============  ============  ============

     Consolidated sales increased 12.2% for the quarter ended September 30, 1999, over the quarter ended September 30, 1998. At Biotrol, sales for the quarter ended September 30, 1999 decreased 9.2%, compared to the same quarter in the previous year. Sales in the quarter ended September 30, 1998 were higher due to aggressive sales promotions offered to customers to stimulate revenue. Management at Biotrol did not employ a similar strategy in the current quarter to avoid a potential negative impact on future revenue. Sales for the quarter at Challenge decreased 31.9% for the quarter ended September 30, 1999 compared to the same quarter in the previous year. In an effort to control inventory levels at Biotrol inter-company sales of its preventive dental products to Biotrol decreased 32.2% for the quarter ended September 30, 1999 compared to the quarter ended September 30, 1998. Private label and OEM sales at Challenge decreased 31.6% to $206,315 for quarter ended September 30, 1999 compared to $301,696 for quarter ended September 30, 1998. A large private label customer delayed orders into future quarters pending approval of a label change for its products. At Micro Motors sales increased 3.1% for the quarter ended September 30, 1999 compared to the quarter ended September 30, 1998. Sales to private label and OEM customers increased 13.1% for the quarter ended September 30, 1999 compared to the same quarter in the previous year. The increase is attributable to sales of the new electric controller developed in the previous year from a substantial R & D effort. Future orders received in the current quarter for the new controllers for delivery in the current fiscal year were approximately $1.4 million. Revenue at Oregon Micro Systems increased 79.5% for the quarter ended September 30, 1999 compared to the previous year's same quarter. Revenue at OMS continues to be heavily dependent on the semiconductor industry, but the development of new products and technology has enabled OMS to broaden its revenue base. The new products have increased the range of applications, and broadened the available markets for OMS' motion controllers.

     Gross profits by subsidiary follows:

                                                                    Increase/
                                           1999         1998       (Decrease)
                                      ------------  ------------  ------------

Biotrol                               $ 1,001,440   $ 1,069,407   $   (67,967)
Challenge                                 102,406       264,353      (161,947)
Micro Motors                              480,014       559,828       (79,814)
Oregon Micro Systems                    1,145,154       604,671       540,483
                                      ------------  ------------  ------------
                                      $ 2,729,014   $ 2,498,259   $   230,755
                                      ============  ============  ============

     The Company's consolidated gross profit for the quarter ended September 30, 1999 increased 9.2% over the same quarter in the previous year. Gross profit as a percentage of sales decreased to 53.2% for the quarter ended September 30, 1999 compared to 54.7% for the quarter ended September 30, 1998. The decline is attributed to a change in the sales mix to lower margin products at Micro Motors, and a decline in volume at Challenge Products without a corresponding decline in fixed manufacturing overhead. Gross profit at Biotrol increased to 51.9% for the quarter ended September 30, 1999 compared to 50.3% for the same quarter in the previous year, due to an increase in sales of higher margin products. Consolidated gross profit dollars increased $230,755 primarily due to the increase in sales and gross profits at OMS.

     Operating expenses decreased to $2,290,691 for the quarter ended September 30, 1999, from $2,658,052 without unusual charges for the quarter ended September 30, 1998, a decline of 13.8%. The decrease in operating expenses is mainly attributed to a restructuring of the sales and marketing function at the Company's Biotrol subsidiary causing a reduction in headcount and related selling expenses. Operating expenses with unusual charges included decreased by 34.5% for the quarter ended September 30, 1998. The Company took an unusual charge in the quarter ended September 30, 1998 of $838,833. Effective July 1, 1998, management determined that payments made for consulting services and a non-compete arrangement to an individual related to a prior acquisition by the Company had no future value, and took a charge to earnings in the amount of $313,496. In addition, the Company amended the duties of an executive under an existing employment agreement. Management determined that the value of the new position is less than the previous position, but has continued to honor its obligation under the contract. The Company took a charge for the excess of $525,337.

     Income from operations for the quarter ended September 30, 1999 was $438,323 compared to a (loss) from operations of ($997,161) which included unusual charges of $838,833 for the quarter ended September 30, 1998. The increase in sales and gross profit dollars combined with a decrease in operating expenses is the main reason for the increase in operating income. Management also believes that the completion of the consolidation of three of the Company's largest dental customers in fiscal year ended June 30, 1999 has had a favorable effect on operations. Revenues from the combined customer have returned to pre-consolidation levels.

     Net interest expense decreased $8,927 in the first quarter of fiscal 2000 due to a decline in the debt owed compared to the same quarter in the previous fiscal year.

     Income before income taxes increased $1,422,995 including unusual charges of $838,833 in the first quarter of the previous year. Without these charges, income before taxes increased $584,162. The effective tax rate for operations was 39% for the current fiscal quarter compared to 40% for the previous year's quarter. Net income increased to $139,941 compared to a net loss of ($717,431), including unusual charges. Without unusual charges net income increased $354,072 for the quarter ended September 30, 1999 compared to the quarter ended September 30, 1998. Basic and diluted earnings per share for the quarter ended September 30, 1999 were $.02 compared to a loss per share of ($.08) including unusual charges, and ($.02) without unusual charges for same quarter in the previous year.

Liquidity and Capital Resources

     The operations of the Company are conducted primarily through its four wholly owned subsidiaries. The Company's financial position at September 30, 1999 is weak, with working capital on that date of approximately negative $3,700,000. The Company currently maintains a $10,000,000 credit facility with Harris Trust and Savings. The agreement was amended on July 24, 1999, and a new termination date for the credit facility was set at December 31, 1999.
The facility consists of a $6,000,000 term loan, and a $4,000,000 revolving line of credit. Both facilities require monthly interest payments at the prime rate plus one-half percent. The term loan had an outstanding balance on September 30, 1999 of $3,600,000. The revolver portion of the facility had an outstanding balance on September 30, 1999 of $4,000,000. At September 30, 1999 there was no availability under the revolver. Under the amended waiver agreement the Company is required to meet certain financial covenants, including minimum tangible net worth, debt to total capitalization, and interest coverage ratio. At September 30, 1999, the Company did not meet certain of the financial covenants of the credit facilities. The amended covenants were determined prior to the closing of the Company's annual audit at June 30, 1999. Certain year-end adjustments precluded the Company from meeting certain of the covenants. There are fees required by the bank in the event the Company is in default. The Bank has reserved its right to terminate the loan and charge the fees contained in the amended waiver agreement. Management is cooperating with the Bank in an effort to satisfy the bank's requirements without imposition of additional fees.

     Management has engaged an outside investment banker to assist them in locating alternative sources of working capital for the Company. In addition, the Company's operating performance has improved over the previous year, and is generating positive working capital. At the present time, management is confident that it will obtain the necessary working capital to fund operations, and satisfy the requirements of its current lender.

     During the quarter the Company has been unable to make timely payments to some of its creditors. Management has maintained communication with these vendors and due, in part, to the mostly excellent relationships with the same, deferred payment terms have been negotiated with most vendors. To date, no vendors have suspended parts deliveries or services needed by the Company.

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

     Early in 1998, Pro-Dex conducted an assessment of Year 2000 compliance of all of its major information technology systems, non-information technology systems with date-sensitive software and embedded microprocessors and products the Company manufactures or sells to customers. Pro-Dex developed detailed plans to resolve all major issues by the end of Fiscal 1998. As of September 30, 1999, the Company estimates that it is over 98% complete with its efforts to remediate current systems or implement new systems that are Year 2000 compliant. Pro-Dex has substantially completed its effort to assess non-compliant embedded technology including its assessment of the products it has delivered to customers.

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

     The Company estimates that total capital expenditures related to the implementation of its Enterprise Resource Planning ("ERP") system will be approximately $1.7 million over 3 - 5 years. Pro-Dex has incurred approximately 95% of the capital expenditures as of September 30, 1999. The majority of these expenditures relate to new systems installations. Although the timing of new systems installations was influenced by the Year 2000 problem, the Company would have installed these systems in any event.

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



Date: September 30, 1999             /s/ Kent E. Searl

                                     _______________________________
                                     Kent E. Searl, Chairman


Date: September 30, 1999             /s/ George J. Isaac

                                     _______________________________
                                     George J. Isaac, Chief Financial Officer