Form 10QSB
period 1999-12-31
PRO DEX INC
filed 2000-02-07
CIK 788920

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________________

FORM 10-QSB

(Mark One)
[X]    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the
        quarterly period ended December 31, 1999.

[  ]    Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

Commission File Number   0-14942

PRO-DEX, INC.
(Name of small business issuer in its charter)

Colorado	84-1261240
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer ID No.)

650 S. Taylor Avenue, Suite 20A, Louisville, CO 80027
(Address of principal executive offices)

Issuer's telephone number: (303) 443-6136

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, no par value
(Title of class)

The number of shares of the Registrant's no par value common stock outstanding as of February 7, 2000 was 8,787,300.

PRO-DEX, INC. AND SUBSIDIARIES

DOCUMENTS INCORPORATED BY REFERENCE: None.

Table of Contents
		Page No.
PART I	Financial Information

Item 1.
	Financial Statements
	Consolidated Balance Sheets	1
	Consolidated Statements of Operations	3
	Consolidated Statements of Cash Flow	5
	Notes to Consolidated Financial Statements	6
Item 2.
	Management Discussion and Analysis	7
	SIGNATURES	12
	EXHIBITS	NONE

PRO-DEX, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS
	December 31,	June 30,
	1999	1999
	(unaudited)

Current assets:
Cash and cash equivalents	$209,552	$107,038
Accounts receivable, net of allowance for doubtful
accounts of $70,830 and $84,843	3,895,950	3,157,132
Inventories, net	4,851,721	4,699,467
Deferred taxes	693,907	1,200,000
Prepaid expenses	209,125	147,613

Total current assets	9,860,255	9,311,250

Property and equipment	6,130,066	6,052,775
Less accumulated depreciation	(3,264,850)	(2,942,057)
Net property and equipment	2,865,216	3,110,718

Other assets:
Deferred taxes	1,700,000	1,700,000
Other	343,395	353,580
Intangibles, net	2,977,905	3,222,294

Total other assets	5,021,300	5,275,874

Total assets	$17,746,771	$17,697,842
	========	========

PRO-DEX, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS - CONTINUED

LIABILITIES & SHAREHOLDERS' EQUITY
	December 31, 1999 (unaudited)	June 30, 1999
Current liabilities:
Current portion of long-term debt	$8,346,263	$8,691,246
Accounts payable	2,690,624	3,047,368
Accrued expenses	1,649,961	1,589,851

Total current liabilities	12,686,848	13,328,465

Long-term debt, net of current portion	15,854	142,836

Total liabilities	12,702,702	13,471,301

Commitments and contingencies

Shareholders' equity:
Series A convertible preferred shares, no par value; 10,000,000 shares authorized; 78,129 shares issued and outstanding	282,990	282,990

Common shares, no par value; 50,000,000 shares authorized; 8,787,300 shares issued and outstanding	14,837,694	14,837,694

Accumulated deficit	(9,938,513)	(10,743,543)
	5,182,171	4,377,141
Receivable for stock purchase	(138,102)	(150,600)

Total shareholders' equity	5,044,069	4,226,541

Total liabilities and shareholders' equity	$17,746,771	$17,697,842
	========	========

PRO-DEX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
	Quarter Ended December 31,
	1999	1998
	(unaudited)	(unaudited)

Net sales	$7,064,616	$4,298,323

Cost of sales (includes rent paid to a director of $88,000 and $86,000 for 1999 and 1998)	2,914,853	2,389,700

Gross profits	4,149,763	1,908,623

Operating expenses:
Selling	1,036,610	1,339,826
General and administrative	1,197,015	1,025,037
Research and development	385,592	403,895
Amortization	122,194	195,839
Total operating expenses	2,741,411	2,964,597

Income (loss) from operations	1,408,352	(1,055,974)

Other income (expense):
Interest (expense)	(317,239)	(224,691)
Other income (expense), net	(7,907)	13,400
Total	(325,146)	(211,291)

Income (loss) before income taxes (credits)	1,083,026	(1,267,265)
Income taxes (credits)	418,117	(506,906)

Net income (loss)	$665,089	$(760,359)
	========	=======
Basic and diluted earnings (loss) per common and common equivalent share	$.07	$(.09)
	========	=======
Basic weighted average number of common and common equivalent shares outstanding	8,787,300	8,787,300

Diluted weighted average number of common and common equivalent shares outstanding	8,791,668	8,787,300

PRO-DEX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
	Six months ended December 31,
	1999	1998
	(unaudited)	(unaudited)

Net sales	$12,190,779	$8,869,093

Cost of sales (includes rent paid to a director of $175,000 and $171,000 for 1999 and 1998)	5,312,002	4,462,211

Gross profits	6,878,777	4,406,882

Operating expenses:
Selling	1,801,062	2,441,111
General and administrative	2,166,089	2,042,601
Research and development	820,562	747,261
Amortization	244,389	391,676
Unusual charges	0	838,833
Total operating expenses	5,032,102	6,461,482

Income (loss) from operations	1,846,675	(2,054,600)

Other income (expense):
Interest (expense)	(518,521)	(434,900)
Other income (expense), net	(17,031)	27,157
Total	(535,552)	(407,743)

Income (loss) before income taxes (credits)	1,311,123	(2,462,343)
Income taxes (credits)	506,093	(984,553)

Net income (loss)	$805,030	$(1,477,790)
	========	========
Basic and diluted net earnings (loss) per common and common equivalent share	$.09	$(0.17)

Basic weighted average number of common and common equivalent shares outstanding	8,787,300	8,787,300

Diluted weighted average number of common and common equivalent shares outstanding	8,791,668	8,787,300

PRO-DEX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Six months ended December 31,
	1999	1998
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$805,030	$(1,477,790)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

Depreciation and amortization	567,182	702,058
Provision for doubtful accounts	5,321	42,467
Deferred Taxes	506,093	0
Change in working capital components net of effects from purchases and divestitures:
Decrease in accounts receivable	(718,557)	769,965
(Increase) in inventories	(152,254)	(404,117)
(Increase) in prepaid expenses	(61,512)	(441,484)
Decrease in other assets	(2,899)	53,109
Increase (decrease) in accounts payable and accrued expense	(296,634)	1,007,903
Decrease in income taxes payable	0	(984,937)

Net cash provided by (used in) operating activities	651,770	(732,826)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(77,291)	(567,361)

Net cash flows (used in) investing activities	(77,291)	(567,361)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term borrowing	0	1,950,000
Principal payments on long-term borrowing	(471,965)	(649,813)

Net cash flows provided by (used in) financing activities	(471,965)	1,300,187

(DECREASE) IN CASH AND CASH EQUIVALENTS	102,514	0
Cash and cash equivalents, beginning of period	107,038	0
Cash and cash equivalents, end of period	$209,552	$0
	=======	=======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for interest	$482,083	$434,900
Cash payments for income taxes	$2,600	$3,600

PRO-DEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For Quarter Ended September 30, 1999

NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instruction to Form 10-Q and Article 10 of regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended December 31, 1999, are not necessarily indicative of the results that may be expected for the year ended June 30, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 1999.

NOTE 2 - EARNINGS PER SHARE

     Basic earnings per common share data has been computed on the basis of the weighted-average number of common shares outstanding during each period presented. Diluted per share amounts assume the conversion, exercise or issuance of all potential common stock instruments unless the effect is to reduce a loss of increase the income per common share from continuing operations.

NOTE 3 - LONG TERM DEBT

     The Company has a $10,000,000 credit facility with Harris Trust and Savings Bank (the "Bank") secured by all assets of the Company, and guaranteed by each of the Company's subsidiaries. On July 24, 1999 the Bank provided the Company an amendment to the credit agreement waiving violations of certain covenants as of June 30, 1999, amending the covenants going forward, and setting a termination date for the facility of December 31, 1999. The amendment also requires the payment of fees of up to $420,000 in the event the Company defaults on conditions contained in the amendment. The Bank has extended the forbearance agreement until February 28, 2000 in consideration for the payment of $180,000 of the fees included in the original amendment agreement. The Company paid $100,000 of the $180,000 in fees on December 31, 1999. The Bank is aware of the Company's efforts to secure alternative funding, and has indicated a willingness to extend its forbearance until the new financing has been secured. The Company is presently negotiating with several lending institutions to secure a new credit facility that will provide sufficient funds to payoff the Company's existing Bank, and additional working capital for operations.

     The amount owed to the Bank as of December 31, 1999 is $3,500,000 on the term loan, and $4,000,000 on a revolving line of credit, subject to a borrowing base equal to the sum of 80% of eligible accounts receivable, 50% of eligible inventories, 60% of eligible fixed assets and an intangible asset advance amount of $1,400,000. As of December 31, 1999 the amount of the Company's borrowing base in accordance with the formula was $7,959,000. At December 31, 1999, no amounts were available under the revolver/term loan.

PRO-DEX, INC. AND SUBSIDIARIES

Item 2.      Management's Discussion and Analysis

Results of Operations

     Forward Looking Statements. All forward looking statements in this Form 10-QSB involve important risks and uncertainties that significantly affect expected results in the future from those expressed in these forward looking statements. These risks and uncertainties involve the Company's assumptions regarding factors to include, but not be limited to, (1) market acceptance of the products of each subsidiary, including brand and name recognition for quality and value in each of the Company's subsidiaries' markets, (2) existence, scope, defensibility and non-infringement of patents, trade-secrets and other trade rights, (3) each subsidiary's relative success in achieving and maintaining technical parity or superiority with competitors, (4) interest rates for domestic and Eurofunds, (5) the relative success of each subsidiary in attracting and retaining technical and sales personnel with the requisite skills to develop, manufacture and market the Company's products, (6) the non-occurrence of general economic downturns or downturns in any of the Company's market regions or industries (such as dental products and tools or computer chip manufacturers), (7) the relative competitiveness of products manufactured by the Company's facilities, including any contractors in the global economy, (8) the non-occurrence of natural disasters, (9) a stable regulatory environment in areas of significance to each of the Company's subsidiaries, (10) the Company's success in managing its regulatory relations and avoiding any adverse determinations, (11) the availability of talented senior executives for the parent and each of the subsidiaries, (12) other factors affecting the sales and profitability of the Company in each of its markets. Should any of the foregoing assumptions or other assumptions not listed fail to be realized, the forward-looking statements herein may be inaccurate. In making forward looking statements in this and other Sections of the Company's report on Form 10-QSB, the Company relies upon recently promulgated policies of the Securities and Exchange Commission and statutory provisions, including Section 21E of the Securities Exchange Act of 1934, which provide a safe-harbor for forward looking statements.

Results of Operations for the Quarter Ended December 31, 1999 Compared to the Quarter Ended December 31, 1998.

Net sales by subsidiary follows:
	1999	1998	Increase/ (Decrease)
Biotrol	$2,381,827	$2,176,950	$204,877
Challenge	676,907	559,723	117,184
Micro Motors	1,893,873	1,478,893	414,980
Oregon Micro Systems	2,569,703	517,083	2,052,620
(Inter-company sales)	(457,694)	(434,326)	(23,368)
	$7,064,616	$4,298,323	$2,766,293
	========	========	========

     Consolidated sales increased 64.4% for the quarter ended December 31, 1999, over the quarter ended December 31, 1998. At Biotrol, sales for the quarter increased 9.4% compared to the previous year. The increase in sales is mainly due to the diminished effect of the consolidation of three of Biotrol's largest customers, and the elimination of the gray market sales problem that Biotrol was confronted with last year. Sales for the quarter at Challenge increased 20.9% over the previous year's comparable quarter. Inter-company sales of its preventive dental products to Biotrol increased 74.7% for the quarter ended December 31, 1999 compared to the quarter ended December 31, 1998. Private label and OEM sales at Challenge increased 1.3% for quarter ended December 31, 1999 compared to quarter ended December 31, 1998. At Micro Motors, sales increased 28.1% for the quarter ended December 31, 1999 compared to the quarter ended December 31, 1998. Sales of new products resulting from increased research and development efforts was the principal reason for the increase in revenue. Revenue at Oregon

PRO-DEX, INC. AND SUBSIDIARIES

Micro Systems increased 397% for the quarter ended December 31, 1999 compared to the previous year's same quarter. A strong recovery in the semiconductor industry is a major reason for the increased revenue. In addition, OMS received a large contract during the quarter from a government research lab for its broadened product line of motion control boards.

Gross profits by subsidiary follows:
	1999	1998	Increase/ (Decrease)
Biotrol	$1,462,885	$1,153,737	$309,148
Challenge	234,769	188,795	45,974
Micro Motors	449,970	282,165	167,805
Oregon Micro Systems	2,002,139	283,926	1,718,213
	$4,149,763	$1,908,623	$2,241,140
	========	=======	=======

     Overall gross profit dollars increased 117.4% for the quarter ended December 31, 1999, compared to the quarter ended December 31, 1998, mainly due to the increase in revenue. Gross profit percentage for the quarter ended December 31, 1999, was 58.7% compared to 44.4% for the quarter ended December 31, 1998. Overall gross profit percentage increased due to higher sales volume, and greater concentration of sales of higher margin products.

     Operating expenses for the quarter ended December 31, 1999, were $2,741,411 (38.8% of net sales) compared to $2,964,597 (69% of net sales) for the quarter ended December 31, 1998, a decline of 7.5%. The decrease in operating expenses is mainly attributed to a restructuring of the sales and marketing function at the Company's Biotrol subsidiary.

     Income from operations for the quarter ended December 31, 1999 were $1,408,352, or 19.9%, compared to a loss of ($1,055,974) for the quarter ended December 31, 1998. Increased revenue and gross profit combined with a reduction in operating expenses contributed to the increase in net operating income. Improved operating performance of the Company's OMS motion control subsidiary as well as Biotrol's infection control and preventive products subsidiary are the primary reasons for the increase in operating income.

     Interest expense increased to $317,239 for the quarter ended December 31, 1999 compared to $224,691. Included in the current quarter's interest expense is $100,000 fee paid to the Company's bank as payment for violating covenants contained in an amendment to the Company's credit facility resulting from the Company's poor operating performance in the previous fiscal year.

     Net income was $665,089, or $.07 per share, for the quarter ended December 31, 1999 compared to a loss of ($760,359), or ($.09) per share, for the quarter ended December 31, 1998.

PRO-DEX, INC. AND SUBSIDIARIES

Results of Operations for the Six Months Ended December 31, 1999 Compared to the Six Months Ended December 31, 1998.

Net sales by subsidiary follows:
	1999	1998	Increase/ (Decrease)
Biotrol	$4,312,760	$4,303,830	$8,930
Challenge	1,108,417	1,193,634	(85,217)
Micro Motors	3,430,649	2,970,179	460,470
Oregon Micro Systems	4,099,049	1,368,887	2,730,162
(Inter-company sales)	(760,096)	(967,437)	207,341
	$12,190,77 9	$8,869,093	$3,321,686
	========	========	========

     Consolidated sales from continuing operations increased 37.5% for the six months ended December 31, 1999, compared to the six months ended December 31, 1998. At Biotrol, sales for the six months increased .2% compared to the previous year. Sales of merchandise products increased by 12.2% for the six months, while sales of small equipment decreased to $495,393 for the six months ended December 31, 1999. This is compared to $871,787 for the prior six months. Revenue at Challenge decreased 7.1% for the six months ended December 31, 1999 compared to the six months ended December 31, 1998. Challenge is still recovering from a delay in orders from a private label customer pending approval of a label change for its products. Sales at Micro Motors increased 15.5% for the six months ended December 31, 1999, compared to the six months ended December 31, 1998. Sales to private label and OEM customers increased 27.1% for the six months. The increase is attributed mainly to sales of Micro's new electric controller products. Revenue at Oregon Micro Systems increased 199.4% for the six months ended December 31, 1999 compared to the same six months of the previous year. Strong sales to customers in the semiconductor industry have contributed to the increase in revenue. Additional growth from sales to a government research lab, as well as new customers in the factory automation industry, have also caused revenue to increase.

Gross profits by subsidiary follows:
	1999	1998	Increase/ (Decrease)
Biotrol	$2,464,325	$2,201,591	$262,734
Challenge	337,175	463,925	(126,750)
Micro Motors	929,984	852,769	77,215
Oregon Micro Systems	3,147,293	888,597	2,258,696
	$6,878,777	$4,406,882	$2,471,895
	=======	=======	=======

      The Company's consolidated gross profit from continuing operations for the six months ended December 31, 1999 increased 56.1% compared to the six months ended December 31, 1998. Gross profit percentage increased to 56.4% for the six months ended December 31, 1999 from 49.7% for the six months ended December 31, 1998. Increased revenue without a proportionate increase in manufacturing costs contributed to the higher gross profit. Increased revenue from sales of higher margin motion control products significantly contributed to the higher gross profit for the current six months. Inventory discrepancies detected at Micro Motors, as a result of the new manufacturing software conversion, caused Micro Motors to take a charge to cost of sales of $220,000 during the six month period ended December 31, 1998.

PRO-DEX, INC. AND SUBSIDIARIES

     Operating expenses without unusual charges decreased 10.5% to $5,032,102 for the six months ended December 31, 1999, from $5,622,649 for the six months ended December 31, 1998. The Company restructured its sales and marketing functions at its Biotrol subsidiary, lowering overhead by reducing headcount and related sales expenses. Operating expenses with unusual charges included were $6,461,482 for the six months ended December 31, 1998. The Company took an unusual charge in the six months ending December 31, 1998 totaling ($838,833). Effective July 1, 1998, management determined that payments made for consulting services and a non-compete arrangement to an individual related to a prior acquisition by the Company had no future value, and took a charge to earnings of ($313,496). In addition, the Company amended the duties of an executive under an existing employment agreement. Management determined that the value of the new position was less than the previous position, but would continue to honor its obligation under the contract. The Company took a charge for the excess in the amount of ($525,337).

     Operating income for the six months ended December 31, 1999 was $1,846,675 compared to an operating loss of ($2,054,600) for the six months ended December 31, 1998. The loss for the prior six-month period includes an unusual charge of $838,833 for the write-off of certain consulting and non-compete agreements deemed to have no future value to the Company. Increased revenue and gross profit combined with a decrease in operating expenses is the main reason for the increase in operating income. Strong performances from the Company's OMS motion control subsidiary and Biotrol subsidiary contributed the majority of the operating income.

     Interest expense for the six months ended December 31, 1999 was $518,521 compared to $434,900 for the six months ended December 31, 1998, an increase of 19.2%. The positive impact from a decline in debt was offset by the payment of $100,000 of fees to the Bank for the violation of loan covenants caused by the poor operating performance of the previous year.

     Income before taxes was $1,311,123 for the six months ended December 31, 1999 compared to a loss before taxes of ($2,462,343), including unusual charges of $838,833, for the six months ended December 31, 1998. The effective tax rate for operations was 39% for the current six-month period compared to 40% for the previous year's six-month period. Net income for the six months ended December 31, 1999 was $805,030 compared to a net loss of ($1,477,790) for the six months ended December 31, 1998. Basic and diluted earnings per share were $.09 for the six months ended December 31, 1999 compared to ($0.17) for the six months ended December 31, 1998.

Liquidity and Capital Resources

     The operations of the Company are conducted primarily through its four wholly owned subsidiaries. The Company's financial position at December 31, 1999 is improving but continues to be weak. Working capital on that date is approximately negative $2,800,000 compared to negative $3,700,000 at September 30, 1999. The negative working capital situation is caused by the status of the Company's debt with Harris Trust and Savings. The Company currently maintains a $10,000,000 credit facility with Harris. The agreement was amended on July 24, 1999, and a new termination date for the facility was set at December 31, 1999. Consequently the entire balance owed on the credit facility of $7,500,000 is included in current liabilities, and reduces the Company's working capital accordingly. At December 31, 1999 there continues to be no availability of funds under the credit facility. On December 31, 1999 the Bank agreed to forbear the terms of the amendment agreement, and extended the termination date until January 31, 2000. While the Bank continues to reserve its right to terminate the loan, on January 31, 2000 the Bank granted another extension of the forbearance agreement until February 28, 2000.

     Management has engaged an outside investment-banking firm to assist in locating alternative sources of working capital. The Company has received two term sheets from financial institutions expressing an interest in providing the necessary working capital to payoff the existing credit facility and additional working capital. Both term sheets are subject to normal due diligence requirements. The due diligence process has commenced. Management believes that it will be successful in obtaining the necessary financing to meet its current and future working capital needs.

PRO-DEX, INC. AND SUBSIDIARIES

     During the six months ended December 31, 1999 the Company has had some difficulty making timely payments to some of its vendors. Management has maintained communication with these vendors, and has been successful in arranging deferred payment terms with those customers. To date, no vendor has suspended parts deliveries or services needed by the Company.

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

Year 2000 Systems Assessments and Preparedness

The Year 2000 problem arises because many information systems and devices containing embedded technology use two digits rather than four digits to identify a year. Prior to January 1, 2000, of significant concern was the possibility that calculations in date-sensitive systems using two digits could result in system failures and errors that disrupt normal business operations.

Early in 1998, Pro-Dex conducted an assessment of Year 2000 compliance of all of its major information technology systems, non-information technology systems with date-sensitive software and embedded microprocessors and products the Company manufactures or sells to customers. Pro-Dex developed detailed plans to resolve all major issues by the end of Fiscal 1998. As of June 30, 1999, the Company reported that had completed 90% of its remediation and implementation efforts to be Year 2000 compliant.

While most reports to date indicate that computer systems are functioning normally and that compliance and remediation efforts leading up to the Year 2000 were largely successful, experts continue to warn that residual consequences continue to exist.

To date, Pro-Dex has not experienced any significant difficulties related to the Year 2000. While we have communicated with key suppliers and service providers to determine ongoing risks to operations in the event these third parties fail to resolve Year 2000 issues, we cannot assure that major suppliers/providers will not experience a Year 2000 problem in the future which event could have a detrimental effect on the business of the Company. Efforts in fiscal year 2000 have shifted from systems projects to identifying areas of other business risk and continuing to develop contingency plans where appropriate.

PRO-DEX, INC. AND SUBSIDIARIES

As previously reported, Pro-Dex's investment in information technology represented a significant percentage of capital expenditures for the year ending June 30, 1999. The Company estimates that total capital expenditures related to the implementation of its Enterprise Resource Planning ("ERP") system will be approximately $1.7 million over 3 - 5 years, the majority of which relate to new systems installations. While the timing of new systems installations was influenced by the Year 2000 problem, the Company would have installed these systems in any event.

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

Date:	December 31, 1999	/s/ Kent E. Searl
____________________________
Kent E. Searl, Chairman

Date:	December 31, 1999	/s/ George J. Isaac
____________________________
George J. Isaac, Chief Financial Officer