Form 10QSB
period 2000-03-31
PRO DEX INC
filed 2000-05-15
CIK 788920

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________________

FORM 10-QSB

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2000.

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

Commission File Number 0-14942

PRO-DEX, INC.
(Name of small business issuer in its charter)

Colorado	84-1261240
(State or other jurisdiction of Incorporation or organization)	(IRS Employer ID No.)

650 S. Taylor Avenue, Suite 20A, Louisville, CO 80027
(Address of principal executive offices)

Issuer's telephone number: (303) 443-6136

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, no par value
(Title of class)

The number of shares of the Registrant's no par value common stock outstanding as of May 8, 2000 was 8,787,300.

PRO-DEX, INC. AND SUBSIDIARIES

DOCUMENTS INCORPORATED BY REFERENCE: None.

Table of Contents
			Page No.
PART I		Financial Information
	Item 1.
		Financial Statements
		Consolidated Balance Sheets	1
		Consolidated Statements of Operations	3
		Consolidated Statements of Cash Flow	5
		Notes to Consolidated Financial Statements	6
	Item 2.
		Management Discussion and Analysis	9
PART II		Other Information
	Item 6.
		Exhibits and Reports on Form 8-K	13

SIGNATURES			13
EXHIBITS		NONE

PRO-DEX, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS
	March 31 2000	June 30, 1999
	(unaudited)
Current assets:
Cash and cash equivalents	$529,000	$107,000
Accounts receivable, net of allowance for doubtful accounts of $69,000 and $40,000	3,508,000	3,157,000
Inventories, net	4,520,000	4,699,000
Deferred taxes	430,000	1,200,000
Prepaid expenses	189,000	148,000

Total current assets	9,176,000	9,311,000

Property and equipment	6,219,000	6,053,000
Less accumulated depreciation	(3,431,000)	(2,942,000)
Net property and equipment	2,788,000	3,111,000

Other assets:
Deferred taxes	1,700,000	1,700,000
Other	365,000	354,000
Intangibles, net	2,973,000	3,222,000

Total other assets	5,038,000	5,276,000

Total assets	$17,002,000	$17,698,000
	========	========

See "Notes to Consolidated Financial Statements."

PRO-DEX, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS - CONTINUED

LIABILITIES & SHAREHOLDERS' EQUITY
	March 31, 2000 (unaudited)	June 30, 1999
Current liabilities:
Current portion of long-term debt	$8,008,000	$8,691,000
Accounts payable	1,864,000	3,047,000
Accrued expenses	1,769,000	1,590,000

Total current liabilities	11,641,000	13,328,000

Long-term debt, net of current portion	0	143,000

Total liabilities	11,641,000	13,471,000

Commitments and contingencies

Shareholders' equity:
Series A convertible preferred shares,
no par value; 10,000,000
shares authorized; 78,129 shares
issued and outstanding	283,000	283,000
Common shares, no par value; 50,000,000
shares authorized; 8,787,300 shares
issued and outstanding	14,838,000	14,838,000
Accumulated deficit	(9,628,000)	(10,744,000)
	5,493,000	4,377,000
Receivable for stock purchase	(132,000)	(150,000)

Total shareholders' equity	5,361,000	4,227,000

Total liabilities and shareholders' equity	$17,002,000	$17,698,000
	=========	=========

See "Notes to Consolidated Financial Statements."

PRO-DEX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
	Quarter ended March 31,
	2000	1999
	(unaudited)	(unaudited)

Net sales	$6,847,000	$4,177,000

Cost of sales (Includes rent paid to a director of
$87,000 and $86,000 for 2000 and 1999)	3,361,000	2,204,000

Gross profits	3,486,000	1,973,000

Operating expenses:
Selling	1,039,000	1,215,000
General and administrative	1,059,000	1,076,000
Research and development	436,000	458,000
Amortization	122,000	196,000
Total operating expenses	2,656,000	2,945,000

Income (loss) from operations	830,000	(972,000)

Other income (expense):
Interest (expense)	(290,000)	(211,000)
Other income, net	25,000	14,000
Total	(265,000)	(197,000)

Income (Loss) before income taxes (credits)	565,000	(1,169,000)
Income taxes (credits)	254,000	(467,000)

Net income (loss)	$311,000	$(702,000)
	========	========
Basic and diluted net earnings (loss) per common and common equivalent share	$0.04	$(0.08)

Basic weighted average number of common and
Common equivalent shares outstanding	8,787,300	8,787,300

Diluted weighted average number of common and
Common equivalent shares outstanding	8,829,633	8,787,300

See "Notes to Consolidated Financial Statements."

PRO-DEX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
	Nine months ended March 31,
	2000	1999
	(unaudited)	(unaudited)

Net sales	$19,038,000	$13,047,000

Cost of sales (Includes rent paid to a director of
$262,000 and $257,000 for 2000 and 1999)	8,673,000	6,667,000

Gross profits	10,365,000	6,380,000

Operating expenses:
Selling	2,840,000	3,656,000
General and administrative	3,225,000	3,119,000
Research and development	1,257,000	1,205,000
Amortization	366,000	587,000
Unusual Charges	0	839,000
Total operating expenses	7,688,000	9,406,000

Income (loss) from operations	2,677,000	(3,026,000)

Other income (expense):
Interest (expense)	(808,000)	(646,000)
Other income, net	8,000	41,000
Total	(800,000)	(605,000)

Income (loss) before income taxes (credits)	1,877,000	(3,631,000)
Income taxes (credits)	761,000	(1,452,000)

Net income (loss)	$1,116,000	$(2,179,000)
	========	========
Basic and diluted net earnings (loss) per common and
Common equivalent share	$0.13	$(0.25)

Basic weighted average number of common and
Common equivalent shares outstanding	8,787,300	8,787,300

Diluted weighted average number of common and
Common equivalent shares outstanding	8,829,633	8,787,300

See "Notes to Consolidated Financial Statements."

PRO-DEX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine months ended March 31,
	2000	1999
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$1,116,000	$(2,179,000)
Adjustments to reconcile net income (loss) to net
cash provided by operating activities:
Depreciation and amortization	850,000	1,060,000
Provision for doubtful accounts	29,000	2,000
Deferred taxes	770,000	(1,715,000)
Change in working capital components net of effects
from purchases and divestitures:
(Increase) decrease in accounts receivable	(343,000)	1,668,000
(Increase) decrease in inventories	179,000	(1,055,000)
(Increase) in prepaid expenses	(42,000)	(313,000)
(Increase) decrease in other assets	(147,000)	161,000
(Decrease) increase in accounts payable
and accrued expenses	(1,004,000)	2,189,000
Increase in income taxes payable	0	246,000

Net cash provided by operating activities	1,408,000	64,000

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of investment	0	(900,000)
Purchase of property and equipment	(160,000)	(847,000)

Net cash flows (used in) investing activities	(160,000)	(1,747,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term borrowing	0	2,225,000
Principal payments on long-term borrowing	(826,000)	(449,000)

Net cash flows provided by (used in) financing activities	(826,000)	1,776,000

INCREASE IN CASH AND CASH EQUIVALENTS	422,000	93,000
Cash and cash equivalents, beginning of period	107,000	0
Cash and cash equivalents, end of period	$529,000	$93,000
	========	========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for interest	$809,000	$646,000
Cash payments for income taxes	$0	$4,000

See "Notes to Consolidated Financial Statements."

PRO-DEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For The Nine Months Ended March 31, 2000

BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instruction to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended June 30, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended June 30, 1999.

INVENTORIES

Inventories are stated at the lower of cost (the first-in, first-out method) or market and consist of the following:
	2000	1999
Raw materials	$ 972,000	$ 852,000
Work in process	440,000	486,000
Finished goods	3,784,000	4,249,000
Total	5,196,000	5,587,000
Reserve for slow moving items	(676,000)	(888,000)
Total inventories, net	$ 4,520,000	$ 4,699,000

EARNINGS PER SHARE

     The Financial Accounting Standards board has issued Statement No. 128, "Earnings per Share" which supercedes APB Opinion No. 15. Statement No. 128 requires the presentation of basic and diluted earnings per share amounts. Diluted per share amounts assume the conversion, exercise or issuance of all potential common stock instruments unless the effect is to reduce a loss or increase the income per common share from continuing operations. No adjustments to net income (loss) were made for purposes of computing diluted earnings per share.

LONG TERM DEBT

     The Company had a $10,000,000 credit facility with Harris Trust and Savings Bank (the "Bank") secured by all assets of the Company, and guaranteed by each of the Company's subsidiaries. The Company was required to meet certain financial covenants including minimum tangible net worth, debt to total capitalization, interest coverage, fixed charge coverage, and cash flow. At June 30, 1999 the Company did not meet certain of the financial covenants. On July 24, 1999 the Bank provided the Company an amendment to the credit agreement waiving violations of certain covenants as of June 30, 1999, amending the covenants going forward, and setting a termination date for the facility of December 31, 1999. The amendment also required the payment of fees of up to $420,000 in the event the Company defaults on conditions contained in the amendment. The Company was unable to pay off the outstanding balance of the credit facility on December 31, 1999. The Bank is aware of the Company's efforts to secure alternative funding, and has extended its forbearance agreement until July 31, 2000 to enable the Company to secure alternative financing. The Company has paid the bank $180,000 in fees as consideration for extension of the forbearance agreement.

     The amount owed to the Bank as of March 31, 2000 is $3,300,000 on the term loan, and $4,000,000 on a revolving line of credit, subject to a borrowing base equal to the sum of 80% of eligible accounts receivable, 50% of eligible inventory, 60% of eligible fixed assets, and an intangible advance amount of $800,000. At March 31, 2000, no amounts were available under the revolver/term loan.

SEGMENT INFORMATION

     The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies.

     There are four reportable segments: infection control products, preventive dentistry products, medical/dental equipment, and electronic motion controllers. The accounting policies applied to determine the segment information are the same as those described in the summary of significant accounting policies. Interest expense is allocated based upon the specific identification of debt incurred by the individual segment. Corporate overhead and the provision for income taxes are not allocated to the individual reported segments. Inter-segment sales and transfers are accounted for at amounts that management believes provides the transferring segment with fair compensation for the products transferred, considering their condition, market demand, and, where appropriate, a reasonable profit that recognized which segment will be responsible for marketing costs. Management evaluates the performance of each segment based on income (loss) before income taxes.

Financial information with respect to the reportable segments follows (in thousands):
Nine Months Ended March 31, 2000	Infection Control Products	Preventive Dentistry Products	Medical/ Dental Equipment	Electronic Motion Controllers	Total

Sales from external customers	$4,389	$2,398	$5,824	$6,427	$19,038

Inter-segment sales	--	716	321	--	1,037

Segment profit (loss)	926	370	(1,013)	3,106	3,389

Segment Assets	4,110	1,646	7,191	2,949	15,896

Nine Months Ended March 31, 1999	Infection Control Products	Preventive Dentistry Products	Medical/ Dental Equipment	Electronic Motion Controllers	Total

Sales from external customers	$3,299	$2,250	$4,971	$2,527	$13,047

Inter-segment sales	--	630	839	--	1,469

Segment profit (loss)	(274)	63	(1,512)	(46)	(1,769)

Segment Assets	2,858	1,678	7,968	2,968	15,472

The following schedules are presented to reconcile amounts in the foregoing segment information to the amounts reported in the Company's consolidated financial statements (in thousands):
	2000		1999
	Profit/(loss)	Assets	Profit/(loss)	Assets
Total for reportable segments	3,389	15,896	(1,769)	15,472
Inter-segment / profit	(7)	--	(54)	--
Unallocated amounts:
Corporate	(1,191)	1,106	(1,234)	2,798
Unusual charges			(394)
Other expense, net	(314)	--	(180)	--
Consolidated	1,877	17,002	(3,631)	18,270

Quarter ended March 31, 2000	Infection Control Products	Preventive Dentistry Products	Medical/ Dental Equipment	Electronic Motion Controllers	Total

Sales from external customers	$1,475	$872	$2,172	$2,328	$6,847

Inter-segment sales	--	230	47	--	277

Segment profit (loss)	282	92	(390)	1,025	1,009

Segment Assets	4,110	1,646	7,191	2,949	15,896

Quarter ended March 31, 1999	Infection Control Products	Preventive Dentistry Products	Medical/ Dental Equipment	Electronic Motion Controllers	Total

Sales from external customers	$704	$701	$1,614	$1,158	$4,177

Inter-segment sales	--	148	353	--	501

Segment profit (loss)	(266)	(139)	(649)	367	(687)

Segment Assets	2,858	1,678	7,968	2,968	15,472

The following schedules are presented to reconcile amounts in the foregoing segment information to the amounts reported in the Company's consolidated financial statements (in thousands):
	2000		1999
	Profit/(loss)	Assets	Profit/(loss)	Assets
Total for reportable segments	1,009	15,896	(687)	15,472
Inter-segment / profit	11	--	(26)	--
Unallocated amounts:
Corporate	(346)	1,106	(404)	2,798
Other expense, net	(108)	--	(52)	--
Consolidated	566	17,002	(1,169)	18,270

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

Results of Operations for the Quarter Ended March 31, 2000 Compared to the Quarter Ended March 31, 2000.

Net sales by subsidiary follows:
	2000	1999	Increase/ (Decrease)
Biotrol	$2,183,000	$1,435,000	$748,000
Challenge	630,000	474,000	156,000
Micro Motors	1,983,000	1,611,000	372,000
Oregon Micro Systems	2,328,000	1,158,000	1,170,000
(Inter-company sales)	(277,000)	(501,000)	224,000
	$6,847,000	$4,177,000	$2,670,000
	========	========	=======

     Consolidated sales increased 63.9% for the quarter ended March 31, 2000 compared to the quarter ended March 31, 1999 mainly due to an increase in quantity of units sold at all locations. At Biotrol, sales for the quarter increased 52.1% compared to the same quarter of the previous year. Biotrol has recovered from the negative affect of the consolidation of three of its top four customers. In the third quarter of the previous year Biotrol lost revenue resulting from sales of its products originally sold as export being resold by the exporters to Biotrol's domestic customers. It is impossible to calculate how much revenue was lost in the third quarter of fiscal 1999 due to gray market sales. Management estimates that approximately $600K of revenue was lost to gray market in all of fiscal 1999. At Challenge, sales increased by 33% for the quarter. Sales to private label customers increased 23%, and inter-company sales to Biotrol increased 54.9%. Challenge's private label business has expanded due to an increase in the number of private label customers, as well as additional market penetration of existing customers. Overall sales at Micro Motors increased by 23.1% compared to the same quarter of the previous year. External sales increased by 53.8% for the quarter compared to the same quarter in the previous year. Revenue at OMS increased by 101% for the quarter ended March 31, 2000, compared to the quarter ended March 31, 1999. An increase in the demand for computer chips has increased the demand for semiconductor fabrication equipment manufactured by several OMS customers contributing mainly to the increase in revenue at OMS.

Gross profits by subsidiary follows:
	2000	1999	Increase (Decrease)
Biotrol	$1,223,000	$563,000	$660,000
Challenge	209,000	161,000	48,000
Micro Motors	358,000	337,000	21,000
Oregon Micro Systems	1,696,000	912,000	784,000
	$3,486,000	$1,973,000	$1,513,000
	========	========	========

     Consolidated gross profit dollars increased by 76.7% for the quarter ended March 31, 2000, compared to the quarter ended March 31, 1999, due primarily to an increase in revenue. Gross profit percentage for the quarter ended March 31, 2000, was 50.9% compared to 47.2% for the quarter ended March 31, 1999. Gross profit percentages increased at Biotrol and OMS due to the increase in revenue. Gross profit margin at Challenge Products remained the same. At Micro Motors, larger revenue from lower margin products as well increased manufacturing costs required to reduce the backlog of overdue shipments were the principle reasons for a lower gross profit percentage. The backlog has been eliminated at Micro Motors, and steps to improve gross profits on all low margin products have been implemented.

     Operating expenses for the quarter ended March 31, 2000, were $2,656,000 compared to $2,945,000 for the quarter ended March 31, 1999, a decrease of 9.8%. Many cost reductions established during the fourth quarter of the previous fiscal year are fully implemented, and have resulted in reduced operating expenses in the current year. Another factor contributing to lower operating expenses was the write-off of goodwill at the end of the previous fiscal year. The write-off lowered the quarter's operating expense by $74,000.

     Income from operations for the quarter ended March 31, 2000 was $830,000 compared to (loss) from operations of ($972,000) for the quarter ended March 31, 1999, an increase of $1,802,000. Increased revenue and reduced operating expenses are the main reasons for the improvement in operating income.

     Interest expense increased to $290,000 for the quarter ended March 31, 2000, compared to $211,000 for the same quarter in the previous year in spite of a decrease in the Company's bank debt. The Company's lender increased the borrowing rate in March 2000 by 2% due to prior loan covenant defaults, and charged an $80,000 fee to extend its forbearance agreement to the Company. (See "Notes to Consolidated Financial Statements" - Long Term Debt.)

     The Company's effective income tax rate is 45% for the quarter ended March 31, 2000 compared to 40% for the quarter ended March 31, 1999. The Company includes as an operating expense a charge-off for goodwill that is not tax deductible, effectively increasing its corporate income tax above the approximate combined federal and state statutory rate of 38%.

     Net income for the quarter ended March 31, 2000 was $311,000, or $.04 per share compared to a net (loss) of ($702,000), or ($.08) per share for the same quarter in the previous year.

Results of Operations for the Nine Months Ended March 31, 2000 Compared to the Nine Months Ended
March 31, 1999.

Net sales by subsidiary follows:
	2000	1999	Increase/ (Decrease)
Biotrol	$6,496,000	$5,739,000	$757,000
Challenge	1,739,000	1,668,000	71,000
Micro Motors	5,413,000	4,581,000	832,000
Oregon Micro Systems	6,427,000	2,527,000	3,900,000
(Inter-company sales)	(1,037,000)	(1,468,000)	431,000
	$19,038,000	$13,047,000	$5,991,000
	========	========	=========

Consolidated sales from continuing operations increased 45.9% for the nine months ended March 31, 2000, compared to the nine months ended March 31, 1999. At Biotrol, sales for the nine months increased by 13.2%. The revenue increase at Biotrol is related to increased market penetration of key products, and the elimination of the negative affects of customer consolidation and the adverse affects of gray market sales of key products. Sales for the nine months at Challenge increased 4.3%. Sales at Micro Motors increased 18.2% for the nine months ended March 31, 2000 over the nine months ended March 31, 1999, primarily due to increased revenue from private label sales to its endodontic customers. Revenue at Oregon Micro Systems increased 154.3% for the nine months ended March 31, 2000 compared to the same nine months of the previous year. An increase in demand for semiconductor fabrication equipment contributed to the increase in revenue. Sixty-seven percent of OMS sales is derived from the semiconductor fabrication equipment industry.

Gross profits by subsidiary follows:
	2000	1999	Increase/ (Decrease)
Biotrol	$3,687,000	$2,792,000	$895,000
Challenge	546,000	622,000	(76,000)
Micro Motors	1,288,000	1,166,000	122,000
Oregon Micro Systems	4,844,000	1,800,000	3,044,000
	$10,365,000	$6,380,000	$3,985,000
	========	========	========

     Consolidated gross profit dollars from continuing operations for the nine months ended March 31, 2000 increased 62.5% primarily due to an increase in sales. The Company's consolidated gross profit percentage increased to 54.4% for the nine months ended March 31, 2000 compared to 48.9% for the nine months ended March 31, 1999. Gross profit at Biotrol increased due to higher revenue and increased sales of higher margin products. Gross profit at Challenge decreased due to product mix. At Micro Motors, the gross profit percentage declined due to higher manufacturing costs. Higher costs were attributed to efforts to decrease the backlog of past due sales orders. Higher sales of lower margin products also contributed to the lower gross profit at Micro. The backlog of past due orders has been cleared up, and steps have been taken to increase gross profit on low margin products. Gross profit at OMS increased due to higher sales volume.

     Operating expenses decreased to $7,688,000 for the nine months ended March 31, 2000 compared to $9,406,000 for the nine months ended March 31, 1999. Included in operating expenses for the prior nine months were unusual charges of $839,000. Operating expense as a percentage of revenue was 40.4% for the nine months ended March 31, 2000 compared to 72.1% for the nine months ended March 31, 1999. The Company implemented cost reductions primarily in the sales and marketing area that has contributed to lower operating expense. A write-off of $4.8 million in goodwill in the previous year caused the current nine-month's operating expense to be lower by $221,000.

     Income from operations for the nine months ended March 31, 2000 was $2,677,000 compared to a (loss) from operations for the nine months ended March 31, 1999 of ($3,027,000), an increase of $5,704,000. Increased revenue and reduced operating expense were the main reasons for the improvement in income from operations.

     Interest expense for the nine months ended March 31, 2000 was $808,000 compared to $646,000 for the nine months ended March 31, 1999. The Company lowered its debt during the period, but incurred fees of $180,000 as consideration for the bank's forbearance agreement not to terminate the credit facility. The bank also increased the Company's borrowing rate by 2% during the quarter ended March 31, 2000.

     The Company's effective tax rate is 40.5% for the nine months ended March 31, 2000, compared to 40% for the prior year's nine-month period. The Company has deductions for goodwill that are not tax deductible, and are offset by the availability of a research and development credit.

     Net income for the nine months ended March 31, 2000 was $1,116,000 compared to a net (loss) of ($2,180,000) for the same nine months of the previous year.

Liquidity and Capital Resources

     The operations of the Company are conducted primarily through its four wholly owned subsidiaries. The Company's financial position at March 31, 2000 is improving but continues to be weak. Working capital on that date is approximately negative $2,465,000 compared to negative $4,017,000 at June 30, 1999. The negative working capital situation is caused by the status of the Company's debt with Harris Trust and Savings Bank. The Company had a $10,000,000 credit facility with Harris. The agreement was amended on July 24, 1999, and a new termination date for the facility was set at December 31, 1999. The Company was unable to payoff the credit facility on the termination date. Consequently the entire balance owed on the credit facility of $7,300,000 is included in current liabilities, and reduces the Company's working capital accordingly. At March 31, 2000 there continues to be no availability of funds under the credit facility. As of March 31, 2000 the Bank agreed to forbear the terms of the amendment agreement, and extended the termination date until July 31, 2000.

     Management has engaged an outside investment-banking firm to assist in locating alternative sources of working capital. The Company has received a term sheet from a financial institution expressing an interest in providing the necessary working capital to payoff the existing credit facility and additional working capital. The term sheet is subject to normal due diligence requirements. The due diligence process has commenced. There can be no guarantee that management will be successful in obtaining the necessary financing to meet its current and future working capital needs.

     The Company is continuing to work toward completing the merger of Natural White.

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

Year 2000 Compliance

     We experienced no significant issues during the transition to Year 2000. All operations continued without incident as our information technology systems and externally provided utilities functioned normally. To date, we have not been adversely affected by Year 2000 failures of any customer or vendor. While no material anomalies are expected at this time, we continue to monitor internal and external systems for potential risk.

     The nature of the foregoing discussion requires the use of forward looking statements that involve assumptions, risks, and uncertainties that could cause outcomes to be substantially different from those projected.

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PART 11 - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

     On March 9, 2000, the Registrant filed a Form 8-K announcing the signing of a binding letter of intent to merge with Natural White, Inc. ("Natural White"), a privately-held New York corporation based in Tonawanda, New York.

Date: March 31, 2000	/s/ Kent E. Searl
_______________________________
Kent E. Searl, Chairman

Date: March 31, 2000	/s/ George J. Isaac
_______________________________
George J. Isaac, Chief Financial Officer