Form 10KSB40
period 2000-06-30
PRO DEX INC
filed 2000-09-29
CIK 788920

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

________________

FORM 10-KSB

[X]     Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                                                                                        (Fee Required)

For the fiscal year ended June 30, 2000

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

650 S. Taylor Avenue, Suite 20-A, Louisville, Colorado 80027
(Address of principal executive offices)

Issuer's telephone number: (303) 443-6136

Securities registered under Section 12(b) of the Exchange Act:

Title of each class None	Name of each exchange on which registered None

Securities registered under Section 12(g) of the Exchange Act:

Common stock, no par value
(Title of class)

     Check whether the issuer (1) has filed all reports required by Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]     No [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     Issuer's revenues for its most recent fiscal year were $ 26,670,000.

     The aggregate market value of the voting stock held by non-affiliates computed by reference to the average of the bid and asked price as of September 15, 2000 was $ 14,844,629.

     The number of shares of the Registrant's no par value common stock outstanding as of September 15, 2000 was 8,787,300.

     DOCUMENTS INCORPORATED BY REFERENCE: Certain Exhibits, as set forth in the Exhibit Index. Exhibit index begins on sequentially numbered page 41.

PART I

Item 1. Business

CAUTIONARY STATEMENT PURSUANT TO SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

WHEN USED IN THIS REPORT ON FORM 10-KSB, THE WORDS "EXPECTS, "ANTICIPATES", "ESTIMATES", "BELIEVES", "HOPES", "INTENDS", "FORECASTS" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY "FORWARD-LOOKING STATEMENTS". THESE STATEMENTS WHICH ARE NOT HISTORICAL OR CURRENT FACTS ARE MADE PURSUANT TO THE SAFE HARBOR PROVISIONS OF SECTION 27A OF THE SECURITIES ACT AND SECTION 21E OF THE 1934 ACT AND THE COMPANY INTENDS THAT SUCH FORWARD LOOKING STATEMENTS BE SUBJECT TO THOSE SAFE HARBOR PROVISIONS FOR SUCH STATEMENTS. THE COMPANY WISHES TO CAUTION READERS NOT TO PLACE UNDUE RELIANCE ON ANY SUCH FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE OF THIS REPORT. WHILE FORWARD-LOOKING STATEMENTS REPRESENT MANAGEMENT'S BEST JUDGMENT AS TO WHAT MAY OCCUR IN THE FUTURE, THEY ARE SUBJECT TO RISKS, UNCERTAINTIES AND IMPORTANT FACTORS BEYOND THE CONTROL OF THE COMPANY THAT COULD CAUSE ACTUAL RESULTS AND EVENTS TO DIFFER MATERIALLY FROM HISTORICAL RESULTS OF OPERATIONS AND EVENTS AS WELL AS THOSE PRESENTLY ANTICIPATED OR PROJECTED. THESE FACTORS INCLUDE ADVERSE ECONOMIC CONDITIONS, ENTRY OF NEW AND STRONGER COMPETITORS, CAPITAL AVAILABILITY, UNEXPECTED COSTS AND FAILURE TO CAPITALIZE UPON ACCESS TO NEW CUSTOMERS. OTHER RISKS AND UNCERTAINTIES WHICH MAY AFFECT FORWARD-LOOKING STATEMENTS ABOUT THE COMPANY'S BUSINESS AND PROSPECTS INCLUDE, BUT ARE NOT LIMITED TO, THE RAMIFICATIONS OF THE CONTINUED INDUSTRY CONSOLIDATION OF DENTAL DEALERS AND DISTRIBUTORS, MANAGED HEALTH CARE, INCREASINGLY LIMITED ACQUISITION OPPORTUNITIES, THE COMPANY'S ABILITY TO EFFECTIVELY INTEGRATE OPERATIONS OF ACQUIRED COMPANIES, DEALER ACCEPTANCE AND SUPPORT OF NEW PRODUCTS, MAINTAINING FAVORABLE SUPPLIER RELATIONSHIPS, THE INABILITY TO ENGAGE QUALIFIED HUMAN RESOURCES AS NEEDED, AND GENERAL ECONOMIC CONDITIONS. THE COMPANY DISCLAIMS ANY OBLIGATIONS SUBSEQUENTLY TO REVISE ANY FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE OF SUCH STATEMENT OR TO REFLECT THE OCCURRENCE OF ANTICIPATED OR UNANTICIPATED EVENTS.

General

     Pro-Dex, Inc. (or the "Company") is a Colorado based holding company, organized in 1978, doing business through four wholly owned operating subsidiaries, Biotrol International, Inc. ("Biotrol"), Challenge Products, Inc. ("Challenge"), Micro Motors, Inc. ("Micro"), and Oregon Micro Systems, Inc. ("OMS"). Biotrol, located in Louisville, Colorado, manufactures and distributes infection control products, and distributes preventive products, tooth brightening systems, and a full line of hand care products for the dental industry. Challenge, located in Osage Beach, Missouri, manufactures fluoride and related products for preventive dentistry, as well as cosmetic bleaching materials for professional application and home use when dispensed by the dentist. Micro, of Santa Ana, California, manufactures a complete line of handpieces for the dental industry, and miniature pneumatic motors with dental, medical and industrial applications. OMS is headquartered in Beaverton, Oregon where it designs and manufactures motion controllers used to control the motion of servo and stepper motors, predominantly for the medical analysis equipment and semiconductor industries.

     In March of 2000, the Company announced its intent to merge with Natural White, Inc., a New York corporation, engaged in the business of manufacturing and distributing tooth whitening systems and specialty dentifrice products. A preliminary due diligence review of Natural White's business revealed certain contingent liabilities which Natural White is working to favorably resolve while the parties continue discussions regarding the structure of the proposed transaction.

     The Company's credit facility with Harris Bank was terminated by the bank in July, 1999 as a result of various loan covenant violations. Consequently, the entire obligation to the bank consisting of a $3.1 million term loan, and a revolving line of credit with a balance of $4 million is shown as currently due. The Company has been unable to borrow any additional funds under either facility since July 1999, and has been operating under a series of forbearance agreements provided by Harris Bank. The most recent forbearance agreement expired on July 31, 2000. Both credit facilities require monthly interest payments at the prime rate plus 2% (11.5% at June 30, 2000.) The Company has met all of the covenant requirements contained in the forbearance agreements, with the exception of the Funded Debt to Capitalization Ratio, and all fees have been paid. Beginning July 1, 2000, the Company has agreed to make monthly principal payments of $125,000. The terms of a new forbearance agreement, which are currently being negotiated, should obligate the Company to make additional principal payments calculated quarterly as a percentage of excess cash flow. The agreements will require the Company to meet certain financial covenants, and will call for the payment of fees. Management is currently negotiating the terms of a new forbearance agreement that is anticipated to expire on February 28, 2001. Management is confident that it will be successful in securing the forbearance agreement from Harris Bank. See "Item 6 - Management's Discussion and Analysis".

     The Company has received a proposal from another lender that will enable it to substantially satisfy its obligation to Harris Bank, and provide additional working capital. The terms of the proposal are being negotiated with the new lender and Harris Bank. In addition, management continues to work on various merger and acquisition transactions that would lead to a successful resolution of its bank situation, and provide new working capital to the Company. See "Item 6 - Management's Discussion and Analysis".

     Pro-Dex, Inc. was organized in March of 1978 as a California corporation. It was reincorporated in May 1994 as a Colorado corporation. The Company's principal headquarters are located at 650 S. Taylor Avenue, Suite 20-A, Louisville, Colorado 80027.

Divestitures

     On June 12, 1997, the Company completed the sale of certain assets of its dental clinic management ("DCM") subsidiary in California. The Company retained ownership of approximately $2.4 million in net accounts receivable. During 1998, the Company identified approximately $600,000 of the accounts as uncollectible and wrote them off. Also during 1998, the purchaser collected approximately $650,000 of the receivables, but due to financial difficulties was only able to remit $50,000 to the Company. The purchaser continued to have financial difficulties, and never remitted any of the remaining accounts receivable collected by it. Finally in 1999 the purchaser filed bankruptcy and went out of business. Consequently, in 1999, the Company took an unusual charge for the write-off of the remaining $1.75 million of accounts receivable. See "Pro-Dex, Inc. Consolidated Financial Statements - Note 6."

Description of Subsidiary Business

Biotrol

     Biotrol is a manufacturer, distributor and marketer of dental and related products. Biotrol specializes in infection control products, preventive dental products, tooth whitening systems, and hand care products. Its infection control products work effectively as a system for eliminating cross-contamination of infectious organisms in the dental operatory. Biotrol's infection control system includes six major categories of products: a new line of patented dental unit water system purifiers manufactured by "Dentapure™"; surface cleaners and disinfectants; instrument immersion cleaners and disinfectants; a dental evacuation system cleaner; general barrier; and a full line of hand care products. Biotrol markets an extensive line of professional preventive dental products manufactured for Biotrol by Challenge under the name "Perfect Choice™". These products include fluoride gels and rinses, in addition to prophy pastes and related preventive dental products. Biotrol also markets tooth-whitening systems developed and manufactured by Challenge under the name of "ArcBrite™". Biotrol markets selected products of Micro's dental handpiece line in conjunction with its sales of preventive, consumable dental products. In conjunction with its plan in 1999 to re-focus marketing expertise on consumable dental products, Biotrol discontinued marketing ultrasonic scalers manufactured in Sweden.

     Biotrol products are distributed exclusively through dental dealers. Two distribution companies control more than fifty percent (50%) of the sales of dental products through dealers. Fifty five (55%) of Biotrol's sales are attributable to these two companies with whom Biotrol has maintained longstanding relationships. Biotrol has no plans to discontinue these relationships, nor does it believe these customers have any plans to discontinue their relationship with Biotrol. Any material adverse change in the relationship with these two customers may be financially detrimental to Biotrol.

     Relationships with its various suppliers and manufacturers are considered to be excellent. Biotrol does not intend to terminate any relationship at this time, nor does its management believe a supplier or manufacturer will terminate any relationships. Biotrol holds no franchises and has no exclusive arrangements with its suppliers or manufacturers, excepting only its exclusive right to market "Dentapure™" products.

     At the present time, Biotrol is usually able to fill orders within 48 hours. At June 30, 2000, Biotrol had no order backlog, and had no significant order backlog at June 30, 1999. Biotrol does not typically experience seasonal fluctuations in its orders.

Challenge

    Challenge manufactures products used by dentists for the prevention of dental disease and professional strength tooth brightening products for application by the dentist as well as for home use, when dispensed by the dentist. The majority of its business is the formulation and manufacture of gels, pastes, rinses, and whiteners for in-office and/or home treatments for the prevention of dental diseases and improvement in cosmetic appearance. Its products are sold under the Challenge labels of "Perfect Choice™", "Dentalite™", and "Prophy Gems™", which are marketed under the "Perfect Choice™" label. Biotrol markets Challenge's branded products through Biotrol's sales force and distributors.

     Fifty two percent (52%) of Challenge's products are formulated, packaged, and sold under private label agreements through dental manufacturers and distributors other than Biotrol. Such manufactur ers/distributors represent a significant percentage of Challenge's private label sales, however, these relationships are longstanding and Challenge has no plans to discontinue these relationships, nor does it believe that these customers have any plans to discontinue their relationships with Challenge. Any material adverse change in the relationships with either of the two customers representing significant percentages of Challenge's private label sales may be financially detrimental to Challenge.

     Seventy percent (70%) of Challenge's revenues are derived from sales to its three largest customers. The largest portions of such revenues, constituting forty three percent (43%) of total sales, are attributable to Biotrol. Management considers that the inter-company nature of the relationship with Biotrol affords somewhat greater security of continuity of relationship than could ordinarily be expected. Nevertheless, if any material adverse change were to occur in Challenge's volume of business with any of its three largest customers, such change may be detrimental to Challenge.

     Challenge's relationships with its various suppliers and distributors are considered to be excellent. It does not intend to terminate any relationship at this time, nor does its management believe a supplier or distributor will terminate any relationships. Challenge holds no franchises and has no exclusive arrangements with any of its suppliers or distributors, excepting only that license from Dunhall Pharmaceuticals, Inc. for the manufacture of tooth whitening products.

     Challenge usually fills orders for its branded "Perfect Choice™" and "Prophy Gems™" products within 30 days. Private label customers usually anticipate a 30 to 60-day lead-time for the delivery of products. As of June 30, 2000, Challenge had no backlog. Future orders not yet due for shipment were $280,000. At June 30, 1999, Challenge had no backlog and future orders not then due for shipment of $274,000. Challenge does not typically experience seasonal fluctuations in its orders, and expects to fill all of its orders during the current fiscal year.

Micro Motors

     Micro manufactures and distributes a complete line of dental handpieces for the dentist and hygienist, as well as miniature pneumatic motors for use in dental, medical, and industrial devices. Biotrol sells selected products of Micro's branded handpiece line to dental distributors, who in turn market directly to the dentist. Micro products are sold under the trademarks "Dynatorq™", "Dynapro™", "Dynalite™", "Dynasurg™", and "Micro Handpiece™".

     Micro's industrial products are sold directly to original equipment manufacturers. Forty two percent (42%) of Micro's sales in the year ended June 30, 2000 were accounted for by sales of dental handpieces.

     Approximately twenty three percent (23%) of Micro's sales in the year ended June 30, 2000 consisted of sales of miniature pneumatic motors for industrial and medical applications. Micro's pneumatic motors are marketed through an independent distribution network.

     Micro considers its relationships with its various suppliers and manufacturers to be excellent. It does not intend to terminate any relationship at this time, nor does its management believe a supplier or manufacturer will terminate any relationships. Micro holds no franchises and has no exclusive arrangements with any of its suppliers or manufacturers.

     At the present time, Micro is usually able to fill orders within sixty (60) days. At June 30, 2000, Micro had a backlog of $120,000 and future orders of $1.14 million. At June 30, 1999, Micro had a backlog of $406,000 and future orders of approximately $1.2 million. Micro expects to fill its entire backlog of orders during the current fiscal year. Micro does not typically experience seasonal fluctuations in its orders.

OMS

     OMS designs and manufactures motion controllers to control the motion of motors used predominantly in medical analysis equipment and semiconductor equipment. OMS' products are profitably marketed at prices that compare favorably with alternative products. As in any high-technology area, it is important for OMS to continue development efforts to achieve continued market acceptance. In 1999, OMS introduced a new generation of motion control products in its PC 104 line. Continued research and development, as well as the introduction of the PC 104 line, has allowed OMS to retain its position within the motion control industry. OMS believes its PC 104 technology has been well accepted and it continues to focus research and development efforts on the introduction of advanced products. The introduction of the PC 104 line and the planned introduction of PCI are intended to reduce impact that the highly volatile semi-conductor industry has had on OMS, as well as to significantly broaden OMS' market in less cyclical industries.

     OMS' two largest customers account for forty three percent (43%) of its sales, with the largest of such customers accounting for twenty three percent (23%) of sales. These relationships are well established. OMS has no plans to discontinue the relationships, and has no reason to believe that these customers have any plans to discontinue their relationships with OMS. Nevertheless, any material adverse change in the relationship with any customer representing a significant percentage of OMS sales may be financially detrimental to OMS. The subsidence of Asian monetary crisis, which negatively impacted OMS in fiscal 1998, has resulted in the return to more normal ordering patterns within the industry. Future orders at OMS have rebounded favorably to pre-Asian monetary crisis levels.

     OMS considers its relationships with its various suppliers and manufacturers to be excellent. It does not intend to terminate any relationship at this time, nor does its management believe a supplier or manufacturer will terminate any relationships. OMS holds no franchises and has no exclusive arrangements with any of its suppliers or manufacturers.

     At the present time, OMS is usually able to fill its orders within 24 hours. At June 30, 2000, OMS had no backlog. Future orders at June 30, 2000 were $2.55 million, compared to $675,000 as of June 30, 1999. OMS does not typically experience seasonal fluctuations in its orders, although there are fluctuations in demand resulting from cyclical activity in the industries it serves.

Competition

     Certain products manufactured and distributed by the Company's subsidiaries are comparable to competing products offered by several other manufacturers and distributors. Intensified competition resulting from the consolidation occurring within both the manufacturing and distribution segments of the dental industry may result in price reductions, reduced revenues and profit margins, and loss of market share, which would adversely affect the Company's business, consolidated results of operations, and financial condition.

Research and Development

     The Company maintains research and development programs in its various subsidiaries. The Company considers these product development programs to be of importance in both maintaining and improving its market position. The amounts spent on research and development activities in 2000 and 1999 were approximately $1.67 million and $1.7 million, respectively. Micro increased research and development expenses in anticipation of expanding its customer base to the medical device industry. Challenge increased research and development expenditures in order to service existing OEM customers as well as broaden their product lines to take advantage of new market opportunities.

Employees

     At June 30, 2000, the Company had approximately 151 full and part-time employees (excluding independent contractors) compared to 147 at June 30, 1999. Five full-time employees were assigned to corporate headquarters, and devoted substantially all of their time to the operations of the Company. Challenge employed approximately 20 persons, Biotrol employed approximately 32 persons, Micro employed 69 persons, and OMS employed 25 persons.

     None of the Company's employees are a party to any collective bargaining agreements with the Company. The Company considers its relations with its employees to be good.

Government Regulations

     The manufacture and distribution of dental and medical device products such as the Micro handpieces, the infection control products and dental unit water purification systems marketed by Biotrol, and the dental prophylaxis and bleaching products manufactured by Challenge are subject to a number of state and federal regulatory bodies, including state dental boards, the Environmental Protection Agency ("EPA"), and the Food and Drug Administration ("FDA"). The statutes, regulations, administrative orders, and advisories that affect the Company's businesses are complex and subject to diverse, often conflicting, interpretations. While the Company's management and management of each of the Company's operating subsidiaries make every effort to maintain full compliance with all applicable laws and regulations, the Company is unable to eliminate an ongoing risk that one or more of its activities may at some point be determined to have been non-compliant. The penalties of non-compliance could range from an administrative warning to termination of a portion of the Company's business. Further, even if the Company is subsequently determined to have fully complied with applicable law or regulation, its costs achieving such a determination and intervening loss of business could adversely affect or even terminate a portion of the Company's business. Further, a change in regulations at any time may have an adverse effect on the Company's operations. Notwithstanding the risks inherent in the Company's business sectors, management believes that each of the Company's subsidiaries deservedly enjoys a good reputation for compliance with applicable regulations.

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

     The FDA has jurisdiction over Challenge products that are considered medical devices or drugs. As noted above, the FDA has broad enforcement power to recall and prohibit the sale of non-complying products. No claim has been made to date by the FDA against Challenge or any of its products or processes. Nevertheless, as is common in the industry, certain of Challenge's products and processes have been the subject of routine reviews and investigations. While the Company's management is confident that Challenge's products and processes fully comply with applicable laws and regulations, the Company is unable to predict the outcome of any such investigation or review, pending its completion. Management believes that Challenge follows cGMP.

     The FDA regulates micro's dental and medical handpieces as Class 1 medical devices and certain materials processed by Micro are regulated by the EPA. Again, both the FDA and EPA have broad enforcement power to recall and prohibit the sale of products, which do not comply with federal regulations, and to order the cessation of non-compliant processes. No claim has been made to date by the FDA or EPA regarding any Micro products or processes. Nevertheless, as is common in the industry, certain of Micro's products and processes have been the subject of routine reviews and investigations. While the Company's management is confident that Micro's products and processes fully comply with applicable laws and regulations, the Company is unable to predict the outcome of any such investigation or review, pending its completion. Management believes that Micro follows cGMP.

     Management believes that OMS' business in the manufacture and distribution of multi-axis circuit boards, including the processes and materials, is conducted in a manner consistent with EPA regulations governing disposition of industrial waste materials. Although the semiconductor and computer chip industries are significantly impacted by the EPA regulations applicable to the processes and materials used in production of computer chips and computer chip components, OMS' management has undertaken measures, where possible, to reduce OMS' exposure to risk of non-compliance. Most significantly, OMS acquires pre-manufactured boards as platforms upon which to place OMS technology. While the Company's management is confident that OMS products and processes fully comply with applicable laws and regulations, the Company is unable to predict the outcome of any investigation or review which may in the future be undertaken respecting OMS or its products or processes. Management believes that OMS follows cGMP.

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

     The Company's Micro subsidiary has certain trademarks relating to its miniature pneumatic motor products, including "Dynatorq™", "Dynapro™", "Dynalite™", "Dynasurg™", and "Micro Handpiece™". Challenge's products are sold under the trade name "Dentalite™", in the United States and Canada. In addition, Challenge offers its line of preventive dental products under its "Perfect Choice™" tradename. Challenge also markets its "Prophy Gems™" dental prophylaxis product under its "Perfect Choice™" trademark in both the United States and Canada. Biotrol has filed for federal trademark protection for "Biotrol International, Inc.™", "Birexse™", "Perfect Care™", and "ArcBrite™", as has OMS for "OMS-EZ™".

     Challenge is a party to an agreement with Dunhall Pharmaceuticals, Inc. pursuant to which Challenge has a non-exclusive license to extend to its customers a patented method for brightening teeth under a variety of product names.

Except as noted above, the Company has not entered into any licensing or franchising agreements and has no present plans to do so.

Item 2. Properties

     The Company's Executive offices moved in January 2000 from 1401 Walnut Street, Suite 540, Boulder, Colorado 80302 to 650 S. Taylor Avenue, Suite 20-A, Louisville, Colorado 80027. The Company leases these offices from its Biotrol International, Inc. subsidiary at the rate of $1,481 per month. The Company previously sub-leased offices for $4,192 per month, on a month to month basis, from Professional Sales Associates, Inc., a dental equipment marketing firm for which two of the Company's directors are also directors and shareholders. Professional Sales Associates, Inc.'s lease expired at the end of January and the Company, in an effort to continue to exercise expense efficiencies, elected to move its headquarters to space available at its Biotrol International, Inc. subsidiary. The per square foot cost of the Company's space at Biotrol equals the per-square foot cost of Biotrol under the master lease.

     The per square foot cost of the Company's spaces under its Professional Sales Associates sub-lease equaled the per-square foot cost of the master lease, and the Company's sublease was subject to the terms of the master lease. The Company's sub-tenancy was previously ratified by a disinterested majority of the Board of Directors. See "Item 12 - Certain Relationships and Related Party Transactions."

     Biotrol's office, assemblage, and warehouse facility are located at 650 S. Taylor Avenue, Suite 20, Louisville, Colorado 80027. Biotrol leases 21,600 square feet from a non-affiliated organization. Biotrol currently pays a monthly rental of $16,601, which will escalate to $18,300 per month during the final year of the lease term that expires in December 2002. Biotrol is also responsible for its proportionate share of common expenses.

     Challenge owns an office and manufacturing facility located at 1100 Bluff Drive, Osage Beach, Missouri 65065. The office and manufacturing facility is approximately 14,000 square feet on 1.2 acres of land. In addition, a new 4,000 square foot warehouse has recently been constructed on an adjacent 8.8-acre parcel owned by Challenge.

     Micro's office and manufacturing facility is located at 151 East Columbine Avenue, Santa Ana, California 92707. Micro leases the facility under a previously existing lease from Mr. Ronald G. Coss, currently a director of the Company, at a monthly rental of $29,816. The lease expires March 31, 2001. The Company's management believes that the monthly rental is comparable to rents charged for comparable properties in the market area, but the terms of the lease may not be the same as might have been negotiated with a third party in an arms' length transaction. The property upon which the Micro plant is located contains ground water monitoring devices in order to comply with applicable California and EPA regulations relating to activities of a prior owner of the property. Such monitoring activity has not to date indicated a requirement for remedial action. Micro and the Company require full compliance by the lessor with applicable California and EPA standards. See "Item 12 - Certain Relationships and Related Party Transactions."

     OMS' offices and manufacturing facilities are located at 1800 N.W. 169th Place, Suite C100, Beaverton, Oregon 07005. OMS leases the facility from an unrelated third party, at a monthly lease rate of $8,606, which lease has been extended through October 2002.

Item 3. Legal Proceedings

     On April 25, 2000, a former employee of Micro Motors, Inc. filed an action in the Superior Court of the State of California, County of Orange, naming Micro and the Company as defendants in an action claiming wrongful termination and breach of contract. Plaintiff was one of the thirteen of Micro's then thirty one shop employees laid off in an effort to reduce overall operating expenses at Micro Motors during a period of poor operating and financial performance. Micro and the Plaintiff have reached a tentative settlement of the matter pursuant to which the Micro anticipates the dismissal of the action, with prejudice, by the Superior Court. While the terms of that proposed settlement are confidential, management believes them to be favorable to Micro and the Company.

     On 22 December 1999, Cottrell, Ltd. v. Biotrol International, Inc. and Pro-Dex, Inc. was dismissed with prejudice by the U.S. District Court for the District of Colorado on the parties' Motion for Dismissal. The parties stipulated to a mutual release, that neither would make an admission of wrong doing, and each would bear its own costs. No consideration was paid by either party for the stipulation.

     On June 12, 1997 the Company sold the assets of its DCM dental clinic management subsidiary to Professional Dental Management, LLC. Subsequent to that sale, Professional Dental Management, LLC was restructured and the survivor, Consolidated Dental Management, Inc. ("or Consolidated"), among other things, assumed liability for leases of dental clinic offices situated in Sears' stores in north-central California. On May 9, 1999, due to the poor financial condition of Consolidated, Sears required the Company to guaranty Consolidated's performance under those leases, which contingent liability is estimated not to exceed the minimum remaining lease commitments.

     New Jersey Latex Litigation. D'Meo v. Biotrol. Biotrol is one of nine named defendants, excluding John Does 1-100, in this matter, which is part of what has been designated "New Jersey Latex Litigation" cases. The cases have been centralized and are proceeding under the terms of a variety of case management orders. Chubb Insurance Companies, Biotrol's product liability carrier has assigned counsel, which has provided Biotrol's defense since such assignment.

     Plaut v. Biotrol. Biotrol was selected as one of three "Bellwether" New Jersey Latex Litigation cases set for trial in early 2000. Prior to the commencement of these trials however, Biotrol's participation in the case was ended with the voluntary Stipulation of Dismissal with Prejudice executed by all parties which Stipulation was filed with the New Jersey Superior Court on March 24, 2000, effectively relieving Biotrol from any liability related to that matter.

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

Item 4. Submission of Matters to a Vote of Security Holders During the Year Ended June 30, 2000

     No matter was submitted to a vote of the Company's shareholders during the fourth quarter ended June 30, 2000.

PART II

The Company's no par value common stock is quoted under the symbol "PDEX" on the automated quotation system of the National Association of Securities Dealers Small Cap Market ("NASDAQ"). The range of the high and low quarterly sales prices quotations for the Company's common stock as quoted by NASDAQ for the past two fiscal years is provided below.

Item 5. Market for Registrant's Common Stock and Related Stockholder Matters
Fiscal Year - 2000	High	Low
First quarter	$2.00	$1.25
Second quarter	1.75	1.12
Third quarter	4.25	1.31
Fourth quarter	2.81	2.06

Fiscal Year - 1999	High	Low
First quarter	$2.06	$1.25
Second quarter	2.25	1.18
Third quarter	1.87	1.18
Fourth quarter	2.00	1.21

     On September 15, 2000, the last sale price of the common stock as reported by NASDAQ was $2.63 per share. The last sale price reported on NASDAQ on June 30, 2000, was $2.43 per share.

     At June 30, 2000, the approximate number of holders of record of the Company's common stock was 363. This number does not include beneficial owners including holders whose shares are held in nominee or "street" name.

     The Company has not paid a cash dividend with respect to its common stock, and has no present intention to pay cash dividends in the foreseeable future. The current policy of the Company's board of directors is to retain earnings to provide funds for the operation and expansion of its business. The Board of Directors in light of the circumstances then existing, including the Company's earnings and financial requirements and general business conditions, will determine future dividends. The Company's credit arrangements with Harris Bank restrict the right of the Company to declare and pay cash dividends without prior consent.

Item 6. Management's Discussion and Analysis

     The following discussion and analysis provide information that the Company's management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition for the two years ended June 30, 2000 compared to the same periods of the prior years. This discussion should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included elsewhere in this Report. This Report contains certain forward-looking statements and information. The cautionary statements should be read as being applicable to all related forward-looking statements wherever they may appear. The Company's actual future results could differ materially from those discussed herein.

Selected Financial Data

     The following table sets forth selected financial data regarding the Company's financial position and operating results. This data should be read in conjunction with the Company's Consolidated Financial Statements and the Notes thereto and "Management's discussion and Analysis."

(All amounts in thousands except per share data)

	Year ended June 30,
	2000	1999
Statement of Operations Data

Net sales	$26,670	$18,342

Cost of sales	12,125	9,763

Gross profit	14,545	8,579

Unusual charges	0	7,389

Operating expenses	10,815	11,444

Net operating income (loss)	3,730	(10,254)

Net interest (expense)	(1,131)	(971)

Income tax (expense) credit	(1,058)	2,291

Net income (loss)	$1,541	$(8,934)

     The Company's operating goals for fiscal year 2000 were to primarily reverse the poor operating performance of the previous year through internal growth, and complete a transaction that would improve shareholder value. The Company exceeded its first goal for fiscal 2000 by increasing revenue by 45.4%, and increasing net income from a loss of ($8.93 million) in the previous year to a profit of $1.54 million in the current year.

     The Company pursued its internal growth strategy by continuing its significant research and development efforts to produce additional complementary products as well as improve existing products. During the past year the Company successfully launched several new products that contributed significantly to the increase in revenue.

     Management continues to pursue a merger and acquisition transaction that will improve shareholder value as well enhance the operating performance of each of its operating subsidiaries.

Results of Operations for Fiscal Year Ended June 30, 2000, Compared to Fiscal Year Ended June 30, 1999

Net sales by subsidiary follows:
	2000	1999	Increase/ (Decrease)
Biotrol	$9,169,000	$8,170,000	$999,000
Challenge	2,473,000	2,176,000	297,000
Micro Motors	7,650,000	6,019,000	1,631,000
Oregon Micro Systems	8,748,000	3,713,000	5,035,000
(Intercompany sales)	(1,370,000)	(1,736,000)	366,000

	$26,670,000	$18,342,000	$8,328,000

     Net sales increased 45.4% to $26.7 million for the year ended June 30, 2000 from $18.3 million the year ended June 30, 1999.  Management anticipates that fiscal 2001 revenue growth will be more in line with the industry average of 6% to 10%.

     Sales at Biotrol increased 12.2% in fiscal 2000. A return to normal buying patterns from three of its three key customers after consolidation, and the elimination of the loss of business due to gray market sales of its products were the main contributors to the sales increase.

     At Challenge, sales for the year ended June 30, 2000 increased by 13.7% over the year ended June 30, 1999. Sales to private label customers and wholesale customers of Challenge increased by 2.8% to $1.4 million for the year ended June 30, 2000, from $1.37 million for the year ended June 30, 1999. New products and increased marketing efforts to new private label customers are the main reasons for the increase in sales. Inter-company sales to Biotrol increased 31.9% to $1.1million for the year ended June 30, 2000 from $810,000 for the year ended June 30, 1999, primarily due to Biotrol's increased sales to customers.

     At Micro Motors, sales for the year ended June 30, 2000 increased 27.1% from the year ended June 30, 1999. Sales of its new electric controller and related handpieces primarily to the dental endodontic market were the main reason for the increase.

     Sales at OMS increased 135.6% from the previous year. A recovery of business in the semiconductor industry market was a significant reason for the increase in units sold. Sixty one (61%) percent of revenue was attributable to semiconductor customers for fiscal year ended June 30, 2000. OMS continues to employ a business strategy to reduce its exposure to the cycles of the semiconductor equipment manufacture industry. Included in that strategy has been the development of a family of embedded motion control products, and expansion into new distribution channels. During the past year, OMS has reduced its dependence on revenue from the semiconductor industry to 61% in fiscal 2000 from approximately 80% in fiscal 1999.

     The distribution channels for dental products continue to contract and consolidate. Two distribution companies control more than 50% of the sales of dental products sold through dealers. These large distributors are demanding among other things that suppliers are ISO 9000 certified and have EDI and bar coding capabilities. To meet customer demands the company has implemented new information technology that facilitated Y2K compliance, and also provides EDI capabilities. All Pro-Dex subsidiaries maintain ISO 9001 certified facilities, and Biotrol has received EN 46001 certification. Since Pro-Dex sells its dental products exclusively through dealers, management is committed to providing the necessary technology and regulatory support to satisfy its dealer customers.

     Gross profits by subsidiary follows:
	2000	1999	Increase/ (Decrease)
Biotrol	$5,216,000	$3,984,000	$1,232,000
Challenge	803,000	789,000	14,000
Micro Motors	1,871,000	1,108,000	763,000
Oregon Micro Systems	6,655,000	2,698,000	3,957,000

	$14,545,000	$8,579,000	$5,966,000

     Consolidated gross profit dollars increased by 69.5% for the year ended June 30, 2000 compared to the year ended June 30, 1999 mainly due to an increase in revenue, and more concentration of sales from higher margin products. An increase in revenue absorbed by fixed manufacturing burden resulted in higher gross profit margins.

     Operating expenses before unusual charges decreased 5.5% to $10.82 million for fiscal 2000 from $11.44 million in fiscal 1999. Operating expenses after unusual charges decreased 42.6% to $10.82 million compared to $18.83 million for the year ended June 30, 1999. During 1999, the Company realized several one-time unusual charges that management does not expect to incur in the future totaling approximately $7.4 million. The charges include the write-off of goodwill at the Micro subsidiary for $4.8 million, the write-off of a receivable from the sale of a former segment of the business amounting to $1.75 million, and charges of $850,000 to operations for the remaining portion of employment, consulting, and non-compete contracts deemed to have no future value to the Company. See Note 6 to the financial statements for a further discussion of unusual charges. During the year ended June 30, 1999, the Company continued the implementation of its new information technology systems to modernize its accounting and manufacturing processes. The costs associated with the implementation totaled approximately $200,000 during the year ended June 30, 1999.

     Operating income increased to $3.73 million for fiscal 2000 compared to an operating loss of ($10.25 million) in 1999. Increased revenue and gross profit combined with reduced operating expenses mainly contributed to the increase. The Company was able to absorb the strong revenue growth without increasing its overhead structure to reflect an operating margin of 14% for fiscal 2000.

     Interest expense for the year ended June 30, 2000 was $1.23 million compared to $1.03 million for the year ended June 30, 1999. Included in interest expense for the current year are additional charges for the payment of fees to obtain forbearance agreements totaling $330,000, and increased interest expense resulting from a 2% increase in rate beginning in March 2000 of $62,000. For the year ended June 30, 1999 additional interest charges consisted of the write-off of loan fees for $65,000, and the payment for the waiver of loan covenant violations for $100,000.

     The Company's effective tax rate on income (loss) from operations was 40.7% in fiscal 2000, and 20.4% in fiscal 1999. The effective tax rate was lower than anticipated in fiscal year ended June 30, 1999 because no deferred tax asset was recorded for the write-off of $4.8 million of goodwill.

     Net income for the year ended June 30, 2000 was $1.54 million or $0.18 per share compared to a net loss of ($8.93 million) or ($1.02) per share for the year ended June 30, 1999. The unusual charges discussed above had the effect of increasing net losses in 1999 by $7.4 million or $0.84 per share. The write-off of $4.8 million in goodwill in Fiscal 1999 reduced amortization expense in Fiscal 2000 years by $240,000 or $.02 per share.

Liquidity and Capital Resources

     The operations of the Company are conducted principally through its wholly owned subsidiaries. The Company's financial position at June 30, 2000 continues to be negatively effected by its inability to borrow funds from its existing credit facility. In addition the Company is required to present the entire obligation of $7.1 million to the bank as a current liability. Consequently, working capital on June 30, 2000 was a negative $508,000. The Company's EBITDA (earnings before interest, taxes, depreciation, and amortization) for the fiscal year 2000 was approximately $4.9 million. In addition, the Company had $1.99 million in cash flows provided by operating activities, ($221,000) in cash flow used in investing activities, and ($1.4) million in cash flows used in financing activities. The improved performance enabled the Company to improve its working capital position approximately $3.5 million from a negative $4 million at June 30, 1999 to a negative $508,000 at June 30, 2000. The Company was able to fund operations utilizing operating cash flow as well as reduce debt by approximately $1.2 million, and accounts payable and accrued expense by approximately $1.78 million.

     The Company's credit facility with Harris Bank was terminated by the bank in July, 1999 as a result of various loan covenant violations. Consequently, the entire obligation to the bank consisting of a $3.1 million term loan, and a revolving line of credit with a balance of $4 million is shown as currently due. The Company has been unable to borrow any additional funds under either facility since July 1999, and has been operating under a series of forbearance agreements provided by Harris Bank. The most recent forbearance agreement expired on July 31, 2000. Both credit facilities require monthly interest payments at the prime rate plus 2% (11.5% at June 30, 2000.) The Company has met all of the covenant requirements contained in the forbearance agreements, with the exception of the Funded Debt to Capitalization Ratio, and all fees have been paid. Beginning July 1, 2000, the Company has agreed to make monthly principal payments of $125,000. The terms of a new forbearance agreement, which are currently being negotiated, should obligate the Company to make additional principal payments calculated quarterly as a percentage of excess cash flow. The agreements will require the Company to meet certain financial covenants, and will call for the payment of fees. Management is currently negotiating the terms of a new forbearance agreement that is anticipated to expire on February 28, 2001. Management is confident that it will be successful in securing the forbearance agreement from Harris Bank.

     The Company has received a proposal from another lender that will enable it to substantially satisfy its obligation to Harris Bank, and provide additional working capital. The terms of the proposal are being negotiated with the new lender and Harris Bank. In addition, management continues to work on various merger and acquisition transactions that would lead to a successful resolution of its bank situation, and provide new working capital to the Company. See "Item 6 - Management's Discussion and Analysis".

     Management is currently investigating financing options that would replace the current banking relationship, and is working with outside investment bankers to assist in locating and securing new financing. These options include the issuance of additional preferred stock of between $2 to $4 million. It is believed that with such additional financing, the Company could secure a traditional asset-based lending structure to replace the remaining bank debt. Management is also investigating a possible synergistic merger partner. Should the Company be unable to secure replacement financing, the Board has authorized management to investigate the advisability of the sale of one of its operating subsidiaries, to raise sufficient funds to satisfy it's current working capital needs, as well as pay down the bank debt as necessary. Management is currently evaluating this option.

Accounting Changes

     In December 1999, the staff of the Securities Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements". SAB No. 101 summarizes some of the staff's interpretations of the application of generally accepted accounting principles to revenue recognition. The Company will adopt SAB 101 when required in the second quarter of fiscal year 2001. Management believes the adoption of SAB 101 will not have a significant effect on its financial statements.

     In March 2000, FASB issued Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No. 25. Interpretation No. 44 clarifies the definition of employee for purposes of applying APB Opinion No. 25, Accounting for Stock Issued to Employees, the criteria for determining whether a plan qualifies as a non-compensatory plan, the accounting consequence of various modifications to the terms of previously fixed stock options or awards and the accounting for an exchange of stock compensation awards in a business combination. Interpretation No. 44 is effective July 1, 2000, but certain conclusions in Interpretation No. 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. Management believes that Interpretation No. 44 will not have a material effect on the financial position or the results of operations of the Company upon adoption.

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

Item 7. Financial Statements and Supplemental Data

INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
Pro-Dex, Inc.
Boulder, Colorado

We have audited the accompanying consolidated balance sheet of Pro-Dex, Inc. and Subsidiaries (the "Company") as of June 30, 2000, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the two years ended June 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2000, and the results of their operations and their cash flows for each of the two years ended June 30, 2000, in conformity with generally accepted accounting principles.

/s/ McGladrey & Pullen, LLP

McGladrey & Pullen, LLP

Anaheim, California
August 30, 2000

PRO-DEX, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
June 30, 2000

ASSETS
Current assets:
Cash and cash equivalents	$473,000
Accounts receivable, net of allowance for doubtful accounts of $76,000	3,934,000
Inventories, net	4,246,000
Deferred taxes	1,230,000
Prepaid expenses	102,000

Total current assets	9,985,000

Property and equipment, net	2,661,000

Other assets:
Deferred taxes	610,000
Other	308,000
Intangibles, net	2,859,000

Total other assets	3,777,000

Total assets	$16,423,000

LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities:
Notes payable	$7,637,000
Accounts payable	849,000
Accrued expenses	2,007,000

Total current liabilities	10,493,000

Commitments and contingencies

Shareholders' equity:
Series A convertible preferred shares, no par value; liquidation preference of $3.60 per share; 10,000,000 shares authorized; 78,129 shares issued
and outstanding	283,000
Common shares, no par value; 50,000,000 shares authorized;
8,787,300 shares issued and outstanding	14,976,000
Accumulated deficit	(9,203,000)

6,056,000
Receivable for stock purchase	(126,000)

Total shareholders' equity	5,930,000

Total liabilities and shareholders' equity	$16,423,000

See "Notes to Consolidated Financial Statements."

PRO-DEX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ending June 30, 2000 and 1999

	2000	1999

Net sales	$26,670,000	$18,342,000

Cost of sales (Includes rent paid to a director of
$352,000 and $340,000 for 2000 and 1999.)	12,125,000	9,763,000

Gross profits	14,545,000	8,579,000

Operating expenses:
Selling	3,997,000	4,604,000
General and administrative	4,661,000	4,356,000
Research and development	1,668,000	1,700,000
Amortization	489,000	784,000
Unusual charges	--	7,389,000

Total operating expenses	10,815,000	18,833,000

Income (loss) from operations	3,730,000	(10,254,000)

Other income (expense):
Other income	5,000	61,000
Interest (expense)	(1,136,000)	(1,032,000)

Total	(1,131,000)	(971,000)

Income (loss) before income taxes (credits)	2,599,000	(11,225,000)
Income taxes (credits)	1,058,000	(2,291,000)

Net income (loss)	$1,541,000	$(8,934,000)

Earnings (loss) per common and
common equivalent share:
Basic	$0.18	$(1.02)
Diluted	0.17	(1.02)

Weighted average common and common equivalents
Shares outstanding
Basic	8,787,300	8,787,300
Diluted	8,949,300	8,787,300

See "Notes to Consolidated Financial Statements."

PRO-DEX, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY Years Ending June 30, 2000 and 1999
	Preferred Shares		Common Shares
	Number		Number			Receivable
	of		of		Accumulated	for Stock
	Shares	Amount	Shares	Amount	Deficit	Purchase	Total
Balance, June 30, 1998	78,129	$283,000	8,787,300	$14,838,000	($1,810,000)	($151,000)	$13,160,000

Net (loss)	--	--	--	--	(8,934,000)	--	(8,934,000)

Balance, June 30, 1999	78,129	283,000	8,787,300	$14,838,000	($10,744,000)	($151,000)	4,226,000

Stock Based Compensation	--	--	--	138,000	--	--	138,000
Services Received	--	--	--	--	--	25,000	25,000

Net income	--	--	--	--	1,541,000	--	1,541,000

Balance, June 30, 2000	78,129	$283,000	8,787,300	$14,976,000	($9,203,000)	($126,000)	$5,930,000

See "Notes to Consolidated Financial Statements."

PRO-DEX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ending June 30, 2000 and 1999
	2000	1999
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$1,541,000	$(8,934,000)
Adjustments to reconcile net income (loss) to net
cash provided by (used in) operating activities:
Depreciation and amortization	1,196,000	1,430,000
Provision for doubtful accounts	36,000	10,000
Loss on note receivable (Note 6)	--	1,750,000
Goodwill impairment (Note 6)	--	4,800,000
Non-Cash compensation	163,000	--
Deferred taxes	1,060,000	(1,980,000)
Change in working capital components net of effects
from purchases and divestitures:
(Increase) decrease in accounts receivable	(813,000)	195,000
(Increase) decrease in inventories	453,000	(247,000)
Decrease in prepaid expenses	46,000	73,000
(Increase) decrease in other assets	93,000	93,000
Increase (decrease) in accounts payable and accrued expense	(1,782,000)	2,474,000

Net cash provided by (used in) operating activities	1,993,000	(336,000)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(221,000)	(875,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Net (payments) borrowings on revolving credit agreements	--	1,950,000
Deferred acquisition cost	(125,000)	--
Loan acquisition cost	(84,000)	--
Proceeds from long-term borrowings	--	267,000
Principal payments on long-term borrowings	(1,197,000)	(899,000)

Net cash flows provided by (used in) financing activities	(1,406,000)	1,318,000

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	366,000	107,000
Cash and cash equivalents, beginning of period	107,000	--

Cash and cash equivalents, end of period	$473,000	$107,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for interest	$1,185,000	$702,000
Cash payments for income taxes	2,600	22,000

See "Notes to Consolidated Financial Statements."

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2000 AND 1999

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

Cash and Cash Equivalents

     The Company considers highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Inventories

     Inventories are stated at the lower of cost (the first-in, first-out method) or market and consist of the following:
Raw materials	$975,000
Work in process	454,000
Finished goods	3,400,000

Total	4,829,000
Reserve for slow moving inventories	(583,000)

Total inventories, net	$4,246,000

Property and Equipment

     Property and equipment are recorded at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets as follows: Buildings-- generally 40 years; equipment-- 3-10 years; leasehold improvements-- 7 years. Leasehold improvements are depreciated over the shorter of the term of the lease or their estimated useful lives.

     The following table summarizes fixed assets as of June 30, 2000:
Land	$103,000
Building	565,000
Equipment	5,293,000
Leasehold Improvements	313,000

Total	6,274,000
Accumulated Depreciation	(3,613,000)

Total Fixed Assets, net	$2,661,000

Intangible Assets

Intangible assets include patents, non-compete contracts and the cost of net assets acquired in excess of fair value, which are amortized on a straight-line basis over their estimated useful lives ranging from 5 to 20 years.

The following table summarizes intangible assets as of June 30, 2000:
Non-Compete	$458,000
Goodwill	3,202,000
Patents	2,692,000

Total	6,352,000
Accumulated amortization	(3,493,000)

Total Intangible Assets, net	$2,859,000

     The Company evaluates impairment of its long-lived assets and certain intangible assets whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. An asset is deemed impaired if the sum of the expected future cash flows is less than the carrying amount of the asset. Impaired assets are valued at the lower of recorded cost or fair value. At June 30, 2000, management determined that no assets were impaired.

Advertising

     The Company expenses the cost of advertising the first time the advertising takes place. The Company's balance sheet contains no deferred advertising costs. The Company incurred advertising expenses of approximately $234,000 and $397,000 in 2000 and 1999, respectively.

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

Fair Value of Financial Instruments

     The method and assumptions used to estimate the fair value of notes payable, which approximates the carrying value, is based on interest rates for instruments with similar terms and remaining maturities.

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

New Pronouncement

     In December 1999, the staff of the Securities Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements". SAB No. 101 summarizes some of the staff's interpretations of the application of generally accepted accounting principles to revenue recognition. The Company will adopt SAB 101 when required in the second quarter of fiscal year 2001. Management believes the adoption of SAB 101 will not have a significant effect on its financial statements.

     In March 2000, FASB issued Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No. 25. Interpretation No. 44 clarifies the definition of employee for purposes of applying APB Opinion No. 25, Accounting for Stock Issued to Employees, the criteria for determining whether a plan qualifies as a non-compensatory plan, the accounting consequence of various modifications to the terms of previously fixed stock options or awards and the accounting for an exchange of stock compensation awards in a business combination. Interpretation No. 44 is effective July 1, 2000, but certain conclusions in Interpretation No. 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. Management believes that Interpretation No. 44 will not have a material effect on the financial position or the results of operations of the Company upon adoption.

NOTE 2 - Notes Payable and Contingency

Following is a summary of notes payable:
Revolving/term loan from bank (a)	$7,100,000

Notes payable to officers of the Company (b)
Bearing interest at rates ranging from 8.5% to 9.1%, due on demand	197,000

Other secured notes at various interest rates and various maturities(b)	340,000

Total	$7,637,000

  The Company's credit facility with Harris Bank was terminated by the bank in July, 1999 as a result of various loan covenant violations. Consequently, the entire obligation to the bank consisting of a $3.1 million term loan, and a revolving line of credit with a balance of $4 million is shown as currently due. The Company has been unable to borrow any additional funds under either facility since July 1999, and has been operating under a series of forbearance agreements provided by Harris Bank. The most recent forbearance agreement expired on July 31, 2000. Both credit facilities require monthly interest payments at the prime rate plus 2% (11.5% at June 30, 2000.) The Company has met all of the covenant requirements contained in the forbearance agreements, with the exception of the Funded Debt to Capitalization Ratio, and all fees have been paid. Beginning July 1, 2000, the Company has agreed to make monthly principal payments of $125,000. The terms of a new forbearance agreement, which are currently being negotiated, should obligate the Company to make additional principal payments calculated quarterly as a percentage of excess cash flow. The agreements will require the Company to meet certain financial covenants, and will call for the payment of fees. Management is currently negotiating the terms of a new forbearance agreement that is anticipated to expire on February 28, 2001. See "Item 6 - Management's Discussion and Analysis".

  The Company has received a proposal from another lender that will enable it to substantially satisfy its obligation to Harris Bank, and provide additional working capital. The terms of the proposal are being negotiated with the new lender and Harris Bank. In addition, management continues to work on various merger and acquisition transactions that would lead to a successful resolution of its bank situation, and provide new working capital to the Company.

  According to the terms of the Harris Bank agreement, these notes are subordinate to the Harris bank debt.

NOTE 3 - COMMITMENTS AND CONTINGENCIES

     Micro leases office and warehouse facilities from the Company's largest shareholder. The Company and its subsidiaries also lease other office and warehouse facilities from unrelated parties under lease agreements expiring through March 2001. These leases generally require the Company to pay insurance, taxes, and other expenses related to the leased space. Total rent expense was $763,000 and $764,000, including approximately $352,000 paid to the Company's largest shareholder for the years ended June 30, 2000 and 1999, respectively. Future minimum lease payments for the years ending June 30, are; 2001, $800,000; 2002, $388,000; 2003, $168,000; for a total of $1,356,000, including $268,000 to the Company's largest shareholder.

     Biotrol is one of 16 named defendants, excluding John Does 1-100, in these two matters, which are part of what have been designated "New Jersey Latex Litigation" cases. The cases have been centralized and are proceeding under the terms of a variety of case management orders. Plaut v. Biotrol has been selected as one of three "Bellwhether" cases and is expected to proceed to trial in February 2000. The claim has been submitted to Biotrol's product liability carrier, Chubb Insurance Companies. Management is not able to estimate the amount of a settlement on this case, if any, at this time.

     On April 25, 2000, a former employee of Micro Motors, Inc. filed an action in the Superior Court of the State of California, County of Orange, naming Micro and the Company as defendants in an action claiming wrongful termination and breach of contract. Plaintiff was one of the thirteen of Micro's then thirty one shop employees laid off in an effort to reduce overall operating expenses at Micro Motors during a period of poor operating and financial performance. Micro and the Plaintiff have reached a tentative settlement of the matter pursuant to which the Micro anticipates the dismissal of the action, with prejudice, by the Superior Court. While the terms of that proposed settlement are confidential, management believes them to be favorable to Micro and the Company.

     On June 12, 1997 the Company sold the assets of its DCM dental clinic management subsidiary to Professional Dental Management, LLC. Subsequent to that sale, Professional Dental Management, LLC was restructured and the survivor, Consolidated Dental Management, Inc. ("or Consolidated"), among other things, assumed liability for leases of dental clinic offices situated in Sears' stores in north-central California. On May 9, 1999, due to the poor financial condition of Consolidated, Sears required the Company to guaranty Consolidated's performance under those leases which contingent liability is estimated not to exceed the minimum remaining lease commitments of $200,000.

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

     The Company has capitalized $125,000 of cost incurred related to a potential acquisition and $84,000 related to a potential debt refinancing. Should management determine that these transactions would not occur, these costs would be expensed.

NOTE 4 - INCOME TAXES

     The provision for income taxes (credits) for the years ended June 30, 2000 and 1999 is as follows:
	2000	1999
Current state taxes (credits)	$(2,000)	$(11,000)
Deferred taxes (credits)	1,060,000	(2,280,000)

	$1,058,000	$(2,291,000)

     A reconciliation of expected tax expense (credit) to the amount computed by applying the federal statutory income tax rates to income (loss) before income taxes (credits) is as follows:

	2000	1999
Federal income taxes (credits),
Computed at the statutory rate	$910,000	$(3,929,000)
State income taxes (credits)	82,000	(337,000)
Non-deductible items, primarily goodwill	14,000	2,064,000
Other	52,000	(89,000)

	$1,058,000	$(2,291,000)

Deferred income tax assets and liabilities in the accompanying balance sheet at June 30, 2000 consist of the following:
Assets:
Net operating loss carryforwards	$684,000
Contract payable	133,000
Accrued expenses	115,000
Intangible assets	879,000
Inventories	281,000
Other	65,000

Total deferred tax assets	2,157,000
Liabilities, property and equipment	(317,000)

Net deferred tax assets	$1,840,000

     Net deferred tax assets total $1.84 million of which $1.23 million are included in the accompanying consolidated balance sheet as a current asset with the remaining $610,000 included as long-term assets. A portion of these deferred tax assets reflects the benefit of a $1.95 million tax loss carryforward, which expires in 2019. Realization of these deferred tax assets relating to the net operating loss carryforward is dependent on the Company generating sufficient taxable income prior to the expiration of the loss carryforward. The remaining deferred tax assets do not expire until such time as they become deductible losses at which point they will expire in 20 years from the date they are deducted on the Company's income tax returns. Although realization is not assured, management believes it is more likely than not that the net deferred tax assets will be realized based on its projected taxable income and the implementation, if necessary, of tax planning strategies.

     Net realizable deferred tax assets could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced or if the estimated fair value of certain holdings is reduced. Also, future changes in ownership of the Company could limit the Company's ability to realize these assets.

NOTE 5 - SHAREHOLDERS' EQUITY

Stock Options

     The Board of Directors and the shareholders of the Company have approved and adopted three plans, pursuant to which options to purchase 2,150,000 shares of common stock can be granted to officers, directors, employees and to others expected to provide significant services to the Company. There are 740,639 shares remaining in the option plans, which are available for grant in future years.

     Transactions involving the stock options are summarized as follows:

	2000		1999
Fixed Options	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of year	1,274,361	$ 2.10	1,249,361	$ 2.22
Granted	165,000	2.03	270,000	1.63
Exercised	--	--	--	--
Forfeited	(30,000)	2.00	(245,000)	2.20

Outstanding at end of year	1,409,361	$ 2.10	1,274,361	$ 2.10

Exercisable at end of year	1,211,861	$ 2.11	976,861	$ 2.22

Weighted-average fair value per
Option granted during the year		$ 1.38		$ 0.84

A further summary about fixed options outstanding June 30, 2000, is as follows:
		Options Outstanding		Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$1.25 to $1.70	190,000	8.7 years	$ 1.34	115,000	$ 1.29
$1.75 to $2.50	1,187,607	6.5 years	2.20	1,004,862	2.14
$2.85 to $2.90	31,754	6.3 years	2.90	91,999	2.90

	1,409,361		$ 2.10	1,211,861	$ 2.11

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
	2000	1999
Net income (loss)
As reported	$1,541,000	$(8,934,000)
Pro forma	1,294,000	(9,037,000)

Earnings (loss) per common share
Basic
As reported	$0.18	$(1.02)
Pro forma	0.15	(1.03)
Diluted
As reported	$0.17	$(1.02)
Pro forma	0.15	(1.03)

     The fair value of each grant is estimated at the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions: no dividend rate for all years; price volatility of 69% in 2000, and 55% in 1999; risk-free interest rates of approximately 6.75% in 2000 and 5.5% in 1999; and expected lives of five years.

Stock Warrants

     In prior years, the company issued warrants to acquire 133,000 shares of common stock, exercisable at a weighted -average price of $2.18 and with a weighted -average remaining contractual life of 3.5 years. During 2000, the Company granted warrants to acquire 150,000 shares of common stock with an expiration three years from the date of grant. Warrants for 75,000 shares are fully vested and have an exercise price of $1.50 per share. Warrants for the remaining 75,000 shares are issuable upon the occurrence of certain events. The exercise price of these warrants is the average price of a share of common stock during calendar year 2000. Management has estimated that 80% of the warrants will ultimately vest and has accrued compensation expenses at the estimated fair value of these warrants, using Black-Scholes option model with similar assumptions as discussed above except that the expected life is three years. The recorded value of these warrants will be adjusted to fair value up until the time when the number of warrants and the exercise price is fixed. The Company has recorded $138,000 of compensation expense related to the issuance of these warrants.

Preferred Shares

     Holders of Series A preferred shares have no voting, dividend, or redemption rights. In the event of liquidation or dissolution, preferred shareholders are entitled to receive $3.60 per share. Each preferred share is convertible into one common share at the option of the holder.

Employee Stock Purchase Plan

     In July 1998, the Company adopted an Employee Stock Purchase Plan, under which up to 200,000 shares of common stock may be issued to substantially all full-time employees, if they choose to participate. Employees can choose each year to have between 1% and 10% of their defined earnings withheld to purchase the Company's common stock at a price that is 85% of the lower of the market price at July 1 and January 1 of each year or the date on which the shares are fully paid by the employee. The minimum purchase price under the plan is $2.00 per share, unless the Company's Stock Purchase Plan Committee determines a lower price is appropriate. During 2000 and 1999, no shares were purchased under the plan. As is permitted by generally accepted accounting principles, the Company follows the provisions of APB Opinion No. 25 in accounting for the plan and, accordingly, no compensation expense is recognized.

NOTE 6 - UNUSUAL CHARGES

     On June 12, 1997, the Company completed the sale of certain assets of its dental clinic management ("DCM") subsidiary in California. The Company retained ownership of approximately $2.4 million in net accounts receivable. During 1998, the Company identified approximately $600,000 of the accounts as uncollectible and wrote them off. Also during 1998, the purchaser collected approximately $650,000 of the receivables, but due to financial difficulties was only able to remit $50,000 to the Company. The purchaser continued to have financial difficulties, and never remitted any of the remaining accounts receivable collected by it. Finally in 1999 the purchaser filed bankruptcy and went out of business. Consequently, in 1999, the Company took an unusual charge for the write-off of the remaining $1.75 million of accounts receivable.

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

Financial information with respect to the reportable segments follows (in thousands):
2000	Biotrol	Challenge	Micro Motors	Oregon Micro Systems	Corp.	Total

Sales from external customers	$9,169	$1,404	$7,349	$8,748	--	$26,670

Intersegment sales	--	1,069	301	--	--	1,370

Depreciation and amortization	49	99	468	461	119	1,196

Unusual charges	--	--	--	--	--	--

Interest expense	1	111	584	13	427	1,136

Segment profit (loss)	1,791	161	(1,249)	4,089	(3,251)	1,541

Segment assets	2,442	1,480	6,707	2,993	2,801	16,423

Expenditure for segment assets	7	85	(28)	149	8	221

1999	Biotrol	Challenge	Micro Motors	Oregon Micro Systems	Corp.	Total

Sales from external customers	$8,170	$1,365	$5,094	$3,713	--	$18,342

Intersegment sales	--	810	926	--	--	1,736

Depreciation and amortization	73	100	716	458	83	1,430

Unusual charge	--	--	4,931	314	2,144	7,389

Interest expense	15	96	481	30	410	1,032

Segment profit (loss)	(187)	182	(7,365)	352	(1,916)	(8,934)

Segment assets	2,800	1,534	7,147	2,788	3,429	17,698

Expenditure for segment assets	146	283	312	20	114	875

     Sales to one customer for 2000 and 1999 were $2.67 million and $2.36 million, respectively. Accounts Receivable balance for this customer for 2000 and 1999 were $428,000 and $545,000, respectively. No other single customer generated in excess of 10% of consolidated sales. The Company had foreign sales in the amount of $1.32 million in 2000 and $1.75 million in 1999, primarily in Canada and Japan

NOTE 8 - EARNINGS PER SHARE

     The weighted-average number of common shares and common share equivalents outstanding during the year used to compute basic and diluted earnings/(loss) per common share is as follows:
	2000	1999
Weighted-average common shares used in computation of
Basic earnings (loss) per share	8,787,300	8,787,300

Effect of dilutive securities:
Common stock options and warrants	12,821	*
Convertible preferred stock	78,129	*

Weighted-average common and common share equivalents
used in the computation of diluted earnings (loss) per share	8,878,250	8,787,300

* Common shares issuable upon exercise of the employee stock options and common stock warrants (see Note 5) and upon the conversion of 78,129 shares of preferred shares have not been included in the computation because their inclusion would have been antidilutive. There are no adjustments to the numerator for the years ending June 30, 2000 and 1999.

Item 8.   Changes and Disagreements with Accountants on Accounting and Financial Disclosures.     None.

PART III

Item 9.   Directors, Executive Officers, Promoters, and Control Persons; Compliance with 16(a) of the
             Securities Exchange Act of 1934

Officers and Directors

As of June 30, 2000, the officers and directors of the Company were as follows:

NAME	AGE	POSITION
Kent E. Searl	59	Chairman of the Board, President, Director
Ronald G. Coss	63	Vice Chairman, Chief Technology Officer, Director
George J. Isaac	55	Vice President, Secretary/Treasurer, CFO, Director
Richard N. Reinhardt	68	Director
Robert A. Hovee	58	Director

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

     Ronald G. Coss founded Micro Motors, Inc. in 1971 and served as its Chairman from the date of its organization until its acquisition by Pro-Dex. He currently serves as the Vice-Chairman of the Company's Board of Directors and the Company's Chief Technology Officer, and also serves as an ex officio non-voting member of the Compensation Committee of the Board of Directors. He also acts as Chief Technology Officer to the Company. Mr. Coss was the primary engineer in the development of Micro's products and invented the technologies, which are the subject of the letters patent now owned by Micro. Mr. Coss was elected by the shareholders of the Company to serve as a Class III Director until the year 2000 annual shareholders' meeting or the election and qualification of his successor.

     George J. Isaac has served as a consultant to the Company and its predecessor since 1978, and became a member of the Company's Board of Directors on July 26, 1995. He serves as an ex officio member of the Audit Committee of the Board of Directors, and is Vice President, Secretary/Treasurer, and Chief Financial Officer of the Company. Mr. Isaac is a Certified Public Accountant and was a principal in the Certified Public Accounting firm of Joseph B. Cohan and Associates, Worcester, Massachusetts. Mr. Isaac is a former director of Professional Sales Associates, Inc. ("PSA"). Mr. Isaac received a B.S. degree in Business Administration from Clark University in Worcester, Massachusetts. Mr. Isaac was elected by the shareholders of the Company to serve as a Class I Director until the 2001 annual shareholders' meeting, or the election and qualification of his successor.

     Richard N. Reinhardt has served as a director of the Company and its predecessor since 1990. He is a member of the Compensation Committee of the Board of Directors. Mr. Reinhardt has served as President and Director of Professional Sales Associates, Inc. ("PSA") since he co-founded that firm in 1969. PSA is a national manufacturer representative organization that represents manufacturers in the dental equipment market. He attended Cornell College, and received a B.A. degree in Business Administration from Northwestern University. Mr. Reinhardt was elected by the shareholders of the Company to serve as a Class II director until the 2001 annual shareholders' meeting, or the election and qualification of his successor.

     Robert A. Hovee began serving on the Company's Board of Directors on February 27, 1996. He serves as a member of both the Audit and Compensation Committees. Currently, Mr. Hovee serves as President of the Orange County Biomedical Industry Council and the Orange County Biocommerce Association, both California non-profit associations. Formerly, Mr. Hovee was Chief Executive Officer and President of Life Support Products, Inc., a maker of emergency medical products, of which he was a co-founder, prior to its acquisition by Allied Healthcare Products, Inc. He has also served as a director and chairman of Infrasonic, Inc., an infant respirator manufacturer. Mr. Hovee, who is active in many charities, serves as a co-chair of a University of California-Irvine Center for the Health Sciences fund-raising project. Mr. Hovee received a B.A. degree in Business Administration and a B.A. degree in International Business from the University of Washington in Seattle, Washington. He also received a Masters Degree in International Management from the American Graduate School of International Management (Thunderbird), where he was the Barton Kyle Yount Scholar, in Glendale, Arizona. Mr. Hovee was elected by the Board of Directors to serve as a Class II Director until the first to occur of the 2001 annual shareholders' meeting, or the election and qualification of his successor.

     On July 26, 2000, the Board unanimously voted in favor of the election of Franklin D. Brown to fill the vacancy that was left by Mr. Zaepfel as a Class I director.

     Franklin D. Brown was elected by the Board on July 26, 2000 to fill the vacancy created by the resignation of John P. Zaepfel. Mr. Brown will serve the Company's Audit Committee. He is currently the President and Chief Executive Officer of Endologix, Inc. Prior to joining Endologix, Mr. Brown acted as Chairman, President and CEO of Imagyn Medical, Inc. During his tenure at Imagyn, Mr. Brown successfully led that company through its $40 million initial public offering. Mr. Brown has more than thirty years of multinational board experience. He currently serves as a Director to Ablation Technologies, Inc., Radiance Medical Systems, Inc., Qualigen, Inc. and Anchor Medical, Inc. In 1991, Mr. Brown was the recipient of an "Entrepreneur of the Year" award. He received his M.B.A. from the University of Michigan. Mr. Brown was elected by the Board to serve as a Class I Director until the 2001 annual shareholders' meeting or the election and qualification of his successor, whichever is the first to occur.

Business Experience of Key Management of Subsidiaries

     Set forth below is information concerning certain key management personnel of the Company's operating subsidiaries.

     Daniel S. Reinhardt joined the Biotrol International, Inc. subsidiary as a sales representative in September 1988. He was promoted to National Sales Manager in January 1991 and, effective January 1, 1997, Mr. Reinhardt was made Vice President and Chief Operating Officer of Biotrol International, Inc.

     Charles L. Bull founded Challenge Products, Inc. in 1978, and has served as its General Manager from its inception as a dental products business. Mr. Bull has developed more than 40 chemical products used in the industry, including new professional whitening products, and as a process for high speed filling of a patented prophy ring.

     Gary G. Garleb has served as Vice President and General Manager of Oregon Micro Systems, Inc. since its acquisition by the Company in July 1995. Prior to that time, he served as Vice President of Operations and Manufacturing at Micro Motors, Inc. from 1974 to 1995.

     Patrick L. Johnson joined the Micro Motors, Inc. subsidiary as Vice President and General Manager in March of 2000. Mr. Johnson has significant experience in the dental manufacturing arena, having served as General Manager of Analytic Endodontics, Inc. (a division of Sybron Dental) and General Manager of Tycom, Inc., both manufacturers of dental related products.

Compliance with Section 16(a)

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers, directors, and persons who own 10% or more of the Company's outstanding common stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Officers, directors, and owners of 10% or more of the Company's outstanding common stock are required by SEC regulations to furnish the Company with a copy of all Section 16(a) forms they file.

     Based solely upon a review of the Forms 3 and 4, and any amendments thereto, furnished to the Company during the Company's fiscal year ended June 30, 2000, and Forms 5, and amendments thereto, furnished to the Company with respect to such fiscal year, or written representations that no Forms 5 were required to be filed by such persons, the Company is not aware of any failure of any officer, director, or beneficial owner of 10% or more of the Company's outstanding common stock during the fiscal year ended to make timely filings in accordance with the requirement of Section 16(a).

Item 10.   Executive Compensation

     The following table summarizes executive compensation paid by the Company during the last three fiscal years to the Company's Chairman and four other most highly compensated executives.

SUMMARY COMPENSATION TABLE

Annual Compensation Long Term Compensation Awards
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation	Restricted Stock Awards	Securities Underlying Options/ SAR(#)	LTIP Pay- outs	All Other Compensation(3)
Kent E. Searl Chairman/CEO/ President	2000 1999 1998	$189,390 162,528 174,858	$40,000 - -	- - -	- - -	None None None	- - -	- - -

Ronald G. Coss(1) Vice Chairman Chief Technical Officer	2000 1999 1998	$363,275 359,062 325,163	- - -	$52,142 39,619 35,406	- - -	None 100,000(2) None	- - -	$ 570 1,593 1,671

George J. Isaac Vice President, Chief Financial Officer, Secretary-Treasurer, Director	2000 1999 1998	$207,607 195,436 189,269	$40,000 - -	$22,760 - -	- - -	None None None	- - -	$1,587 1,466 -

Gary G. Garleb General Manager Oregon Micro Systems, Inc.	2000 1999 1998	$130,000 124,271 118,563	$32,500 - -	$13,659 9,986 15,539	- - -	None None None	- - -	$ 716 1,467 1,350

Charles L. Bull General Manager Challenge Products, Inc.	2000 1999 1998	$100,000 100,000 100,000	$48,647 39,089 28,563	$17,942 - -	- - -	None None None	- - -	$1,806 1,739 1,633

  The Company was originally obligated to pay Mr. Coss $1 million over five years, commencing on July 26, 2001, under a Non-Competition Agreement, in connection with the merger of Micro Motors, Inc. with and into the Company's Micro Acquisition subsidiary. That obligation has been extended, by agreement of Mr. Coss and the Board of Directors, to commence on July 26, 2003. In addition, the Company assumed two notes of Micro Motors, Inc. payable to Mr. Coss in the aggregate amount of $938,450, relating to termination of Mr. Coss' long term employment agreement with Micro Motors, Inc. and prior unpaid earned compensation.

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

  Employer contributions to the Pro-Dex, Inc. 401(k) Plan.

Employment Agreements, Termination of Employment, and Change of Control Arrangements

      During the 1999 fiscal year, the Compensation Committee of the Board of Directors renewed employment agreements with certain executive officers of the Company and renegotiated the agreement with Mr. Coss originally scheduled to expire on June 30, 2000.

      Kent E. Searl serves as the Chairman, Chief Executive Officer and President of the Company. He is the co-founder of the Company, and has served as a Director of the Company since its organization. For the year ending June 30, 2000, Mr. Searl was paid a salary of $189,390 and is entitled to receive bonus compensation in the amount of $40,000 pursuant to his three-year agreement with the Company that was effective July 1, 1998. Mr. Searl is also entitled to reimbursement of reasonable expenses and to such other benefits as the Company's Board of Directors approves for executive management. Mr. Searl is located in the Company's Louisville, Colorado offices and travels frequently to all the Company's subsidiaries.

      George J. Isaac has served as the Company's Vice-President and Chief Financial Officer since July 26, 1995. On November 5, 1998, he was re-elected the Company's Secretary-Treasurer by the Board of Directors. Pursuant to Mr. Isaac's three year employment agreement effective July 1, 1998, he received salary of $207,607 for the year ended June 30, 2000, and is entitled to receive bonus compensation in the amount of $40,000 as well as reimbursement of reasonable expenses and to such other benefits as the Company's Board of Directors approves for executive management.

      Ronald G. Coss currently serves as Vice Chairman and Chief Technology Officer of the Company. Micro Motors, Inc. had prior to the merger, compensated Mr. Coss at a salary of $560,000 for the fiscal year ended March 31, 1995 and $456,000 for the fiscal year ended March 31, 1994. Under his previous Agreement, annual base compensation to Mr. Coss was $360,000, adjustable upward for inflation each July 1. The agreement accorded Mr. Coss six weeks annual leave for which he could elect to take in cash in lieu of leave, provided that he receive use of a Company vehicle for business purposes, and certain other perquisites comparable to with those received prior to the merger. In Fiscal 1999, Mr. Coss agreed, in consideration for the Company's willingness to extend the term of his employment through June 30, 2002, to accept a significantly reduced compensation package which provides that he receive an annual base salary of $200,000, together with reimbursement of expenses and such other benefits as approved for other members of executive management.

      In addition to compensation to Mr. Coss under his employment agreement, the Company was obligated to pay Mr. Coss $1 million over five years, commencing on July 26, 2001, under a Non-Competition Agreement, in connection with the merger. Due to the fact that the term of Mr. Coss' employment with the Company has been extended, the Board of Directors and Mr. Coss have agreed that the Company's performance obligations under the Non-Competition Agreement be ratably extended to commence on July 26, 2003. At the time of merger, the

Company also assumed two notes payable by Micro Motors, Inc. to Mr. Coss relating to termination of Mr. Coss' long-term employment agreement with Micro Motors, Inc. and prior unpaid earned compensation. See Item 12 "Certain Relationships and Related Party Transactions."

     The Company is also party to three-year employment agreements with three of its subsidiary general managers, which agreements provide, in part, that in the event a defined change of control results in the termination of the subject employee, such termination may trigger an obligation to provide such terminated employee with one year of severance compensation.

     In 1993, the Company entered into an employment agreement with Mr. Charles L. Bull, former President of Challenge Products, Inc., which has been extended on the original terms and conditions through December 31, 2001.

Compensation Committee Report on Executive Compensation

     The Compensation Committee develops and recommends to the Board of Directors the compensation policies of the Company. It also recommends the compensation to be paid to the executive officers of the Company. The Compensation Committee consists of three (3) directors, two (2) of whom are not current or former employees of the Company, and one (1) of whom is a non-voting member. The basic compensation philosophy of the Board of Directors has been to provide competitive salaries and competitive incentives to achieve financial goals.

Compensation to Directors

     Directors who are employees of the Company do not receive additional compensation for services as directors, except for reimbursement of reasonable meeting attendance expenses. Non-employee directors each receive a $3,000 quarterly fee, $1,000 for each meeting attended and $500 for each Board of Directors' committee meeting attended on a date other than a regular meeting of the Board. Non-employee directors unanimously elected to defer their fees for the quarters ended June 30, 1999, September 30, 1999, and December 31, 1999. All deferred fees are scheduled for payment in Fiscal 2001. The Company accrued an aggregate of $31,500 in non-employee director compensation, of which $24,000 has been paid, for the year ended June 30, 2000.

      The Company's shareholders have approved a Director's Stock Option Plan (the "Directors' Plan") pursuant to which non-employee directors may be granted options to purchase shares of the Company's common stock. In accordance with the Directors' Plan's provisions, the Board of Directors previously adopted a policy to grant each outside director an option to purchase 20,000 shares of common stock on the date of his commencement of service as a director and an option to purchase 15,000 shares annually. These options are exercisable at the average closing price on NASDAQ for the month of November of the year of grant, on the anniversary date of such service. The maximum term of each option is ten years. During the fiscal year ended June 30, 2000, two of the Company's directors, Messrs. Reinhardt and Hovee, were each granted options to purchase 15,000 shares of common stock exercisable at $1.40. Subsequent to year-end and upon commencement of his service on the Board, Mr. Brown was granted an option to purchase 20,000 shares of the Company's common stock exercisable at $1.40.

Option Grants and Exercises in the Last Fiscal Year

The following tables set forth information regarding stock options granted to and exercised by the named executive officers during the fiscal year ended June 30, 2000:

INDIVIDUAL OPTIONS/SAR GRANTS IN LAST FISCAL YEAR
Name	Number of Securities Underlying Options Granted	Percent of Total Options Granted to Employees in Fiscal Year	Exercise Price Per Share	Expiration Date
Kent E. Searl	None	-	-	-
Ronald G. Coss	None	-	-	-
George J. Isaac	None	-	-	-

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES(1)
	Number of Securities Underlying Unexercised Options at Fiscal Year-End		Value of Unexercised In-the-Money Options at Fiscal Year-End(1)
Name	Exercisable/Unexercisable		Exercisable/Unexercisable
Kent E. Searl	202,051	-0-	$64,000	-0-
Ronald G. Coss	100,000	-0-	$118,000	-0-
George J. Isaac	250,000	-0-	$60,000	-0-

  The indicated value of the unexercised In-the-Money Options was determined by multiplying the number of unexercised options (that were In-the-Money on June 30, 2000) by the closing sales of the Company's common stock on June 30, 2000 (as reported on NASDAQ) and from that total, subtracting the total exercise price.

1988 Stock Option Plan

     In 1988, the Company adopted its 1988 Stock Option Plan (the "Plan"), pursuant to which the Company's Board of Directors was authorized to issue options to purchase up to 150,000 shares of the Company's common stock to employees, directors, and consultants of the Company. The option exercise price must equal fair market value of the common stock on the date of grant. No options to purchase shares of common stock were granted under the 1988 Plan during the fiscal year ended June 30, 2000. At June 30, 2000, 50,000 shares were available for grant and no options to purchase were outstanding under this Plan.

1994 Stock Option Plan

     The 1994 Stock Option Plan was adopted to advance the interests of the Company and its shareholders by affording employees an opportunity for investment in the Company. Under the plan, 1.5 million shares have been reserved. The Compensation Committee has sole discretion to select which employees of the Company will be granted options; the number of shares subject to option; the timing of such option grants; when the options may be exercised; and the exercise price. The exercise price of options must be at least equal to the fair market value of the common stock on the date of grant. The maximum term of options granted under the Plan is ten years. As of June 30, 2000 there were outstanding options under the 1994 Stock Option Plan to acquire 1,223,505 shares of the Company's common stock.

Directors' Stock Option Plan

     The Plan was adopted to advance the interests of the Company and its shareholders by attracting qualified non-employee directors, whose participation and guidance contribute to the successful operation of the Company. Under the plan, 500,000 shares have been reserved. As of June 30, 2000, there were outstanding options under the Directors' Stock Option Plan to acquire 165,856 shares of the Company's common stock. A disinterested majority of the Board has voted, in furtherance of the Board's decision respecting the remuneration of non-employee directors, in favor of the additional automatic grant each year during the term of service to purchase 15,000 shares of the Company's common stock, which grants are reflected in the foregoing total of outstanding options.

Item 11.   Security Ownership of Certain Beneficial Owners and Management

     Set forth in the following table is information as of June 30, 2000, with respect to the beneficial shareholdings of the Company's common stock, by all directors, individually, and all officers and directors as a group, and beneficial owners of 5% or more of such common stock.

BENEFICIAL SHAREHOLDINGS OF DIRECTORS, OFFICERS AND OWNERS OF MORE THAN 5% OF COMMON STOCK
Name and Address	Number of Shares	Percent of Class (1)
Kent E. Searl 650 S. Taylor Avenue, Suite 20-A Louisville, CO 80027	950,680(2)(3)(4)(7)	10.81%

Ronald G. Coss 650 S. Taylor Avenue, Suite 20-A Louisville, CO 80027	2,512,104(5)(7)	28.58%

Richard N. Reinhardt 650 S. Taylor Avenue, Suite 20-A Louisville, CO 80027	575,884(2)(3)(4)(6)(7)	6.55%

George J. Isaac 650 S. Taylor Avenue, Suite 20-A Louisville, CO 80027	255,500(3)(7)	2.90%

Robert A. Hovee 650 S. Taylor Avenue, Suite 20-A Louisville, CO 80027	80,000(6)(7)	0.91%

All officers and directors as a group (6 persons)	4,374,168(2)(3)(4)(5)(6)(7)	49.77%

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

(6)    Includes automatic grant options to outside directors Messrs. Reinhardt and Hovee to purchase 20,000 shares each of the Company's common stock at $2.44 per share, 15,000 shares at $2.90 per share, 15,000 shares at $2.50 per share, 15,000 shares at $2.00 per share, and 15,000 shares at $1.40 per share.

(7)    The officers and directors as a group had in the aggregate, as of June 30, 2000, together with their affiliates, voting power with respect to 3,155,954 currently issued and outstanding shares of common stock, not including in such number the convertible preferred stock or options treated as shares of common stock attributed to them for the purpose of this chart.

    Set forth in the following table is information as of June 30, 2000 with respect to the beneficial shareholdings of all directors, individually, and all officers and directors as a group, and beneficial owners of more than five percent of the Company's Series A Preferred Stock.

BENEFICIAL SHAREHOLDINGS OF DIRECTORS, OFFICERS, AND OWNERS OF MORE THAN 5%
OF PREFERRED STOCK
Name and Address	Number of Shares	Percent of Class
Kent E. Searl 650 S. Taylor Avenue, Suite 20-A Louisville, CO 80027	78,129	100.0%

Richard N. Reinhardt 650 S. Taylor Avenue, Suite 20-A Louisville, CO 80027	58,229(1)	74.5%

All officers and directors as a Group (3 persons)	78,129(1)	100.0%

Professional Sales Associates, Inc. 1070 Century Drive, Suite 201 Louisville, CO 80027	58,229	74.5%

(1) Includes 58,229 shares owned of record by Professional Sales Associates, Inc. ("PSA"). Messrs. Searl and Reinhardt are officers and directors of PSA and may be deemed to beneficially own PSA's shares. Mr. Searl, individually, owns of record 19,900 shares (24.2% of the outstanding shares of preferred stock). Mr. Reinhardt owns no shares of preferred stock individually

Item 12.   Certain Relationships and Related Party Transactions

     Pursuant to the merger of Micro with the Company's subsidiary, Ronald G. Coss entered into a Non-Competition Agreement, pursuant to which he is to be paid $1 million over five years, with payment commencing on the termination of his employment agreement with the Company in the sixth year after closing. Due to the fact that the term of Mr. Coss' employment with the Company has been extended, the Board of Directors and Mr. Coss have agreed that the Company's performance obligations under the Non-Competition Agreement be ratably extended to commence on July 26, 2003. Mr. Coss' previous employment agreement with the Company, pursuant to which he was paid a base salary of $360,000 annually as Vice Chairman of the Company, represented a reduction from the more than $560,000 which he had been paid as the Chairman of Micro, despite his greater responsibilities with the Company. During the first quarter of 1999, management amended his duties under that employment contract and subsequently determined the value of the new position to be less than that of the previous position of the executive; however, the Company was required to honor its obligation under the contract. As a result, management charged operations for approximately $525,000, which represents the excess of the payments required under the contract compared to the value established for the new position.

     The Company's executive offices moved in January 2000 from 1401 Walnut Street, Suite 540, Boulder, Colorado 80302 to 650 S. Taylor Avenue, Suite 20-A, Louisville, Colorado 80027. The Company sub-leases these offices from its Biotrol International, Inc. subsidiary at the rate of $1,481 per month. The Company previously sub-leased offices for $4,192 per month, on a month to month basis, from Professional Sales Associates, Inc., a dental equipment marketing firm for which two of the Company's directors are also directors and shareholders. Professional Sales Associates, Inc.'s lease expired at the end of January and the Company, in an effort to continue to exercise expense efficiencies, elected to move its headquarters to space available at its Biotrol International, Inc. subsidiary. The per square foot cost of the Company's space at Biotrol equal to the per-square foot cost of Biotrol under the master lease. The Company's management believes that the monthly rental is comparable to rents charged for comparable properties in the market area. Nevertheless, the terms of the sub-lease, including price, may not be as favorable to the Company as lease terms that might have been negotiated with a third party in an arm's length transaction.

     The per square foot cost of the Company's space under its Professional Sales Associates sub-lease equaled the per-square foot cost of the master lease, and the Company's sublease was subject to the terms of the master lease. The Company's sub-tenancy was previously ratified by a disinterested majority of the Board of Directors.

     Micro leases its offices and manufacturing facility in Santa Ana, California from Ronald G. Coss, currently a director of the Company, at a monthly rental of $29,816. The Company's management believes that the monthly rental is comparable to rents charged for comparable properties in the market area. Nevertheless, the terms of the lease, including price, may not be as favorable to the Company as lease terms which might have been negotiated with a third party in an arm's length transaction.

     On June 12, 1997, the Company completed the sale of certain assets of its dental clinic management ("DCM") subsidiary in California. The Company retained ownership of approximately $2.4 million in net accounts receivable. During 1998, the Company identified approximately $600,000 of the accounts as uncollectible and wrote them off. Also during 1998, the purchaser collected approximately $650,000 of the receivables, but due to financial difficulties was only able to remit $50,000 to the Company. The purchaser continued to have financial difficulties, and never remitted any of the remaining accounts receivable collected by it. Finally in 1999 the purchaser filed bankruptcy and went out of business. Consequently, in 1999, the Company took an unusual charge for the write-off of the remaining $1.75 million of accounts receivable.

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

Item 13.   Exhibits and Reports on Form 8-K

EXHIBIT INDEX
Exhibit No.	Document	Sequentially Numbered Pages
3.1	Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to Pro-Dex, Inc. Registration Statement No. 33-74397).
3.2	Bylaws (incorporated herein by reference to Exhibit 3.2 to Pro-Dex, Inc. Registration Statement No. 33-74397).
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

10.2(a)	Agreement to Extend Lease Agreement (Exhibit 10.2 Sun Valley) dated May 5, 1994 (incorporated herein by reference to Exhibits 10.8 and 10.29 to Pro-Dex, Inc. Registration Statement No. 33-35790).
10.3	Leaseback Agreement dated December 19, 1985 between Pro-Dex, Inc. and Fowler/Searl Partnership (incorporated herein by reference to Exhibit 10.13 to Pro-Dex, Inc. Registration Statement No. 33-6623).
10.4

Lease Agreement dated November 24, 1986 between Sears Roebuck and Co. and Pro-Dex, Inc. (Santa Rosa) and amendment thereto dated as of January 7, 1988 (incorporated herein by reference to Exhibits 10.16 and 10.28 to Pro-Dex, Inc. Registration Statement No. 33-35790).

10.4(a)	Agreement to Extend Lease Agreement (Exhibit 10.4 Santa Rosa) dated May 4, 1994 (incorporated herein by reference to Exhibits 10.16 and 10.28 to Pro-Dex, Inc. Registration Statement No. 33-35790).
Exhibit No.	Document	Sequentially Numbered Pages
10.5	Pro-Dex, Inc. 1988 Stock Option Plan (incorporated herein by reference to Exhibit 10.23 to Pro-Dex, Inc. Form 10-K for the year ended June 30, 1988 File No. 0-14942).
10.6

Lease Agreement dated March 2, 1988 between Sears Roebuck and Co. and Pro-Dex, Inc. (Sunrise Mall), and extension/amendment dated May 2, 1991 (incorporated herein by reference to Exhibits 10.25 and 10.25(a) to Pro-Dex, Inc. Registration Statement No. 33-35790).

10.6(a)

Agreement to Extend Lease Agreement (Exhibit 10.6 Sunrise Mall) dated July 6, 1994 (incorporated herein by reference to Exhibits 10.25 and 10.25(a) to Pro-Dex, Inc. Registration Statement No. 33-35790).

10.7

Lease Agreement dated March 2, 1988 between Sears Roebuck and Co. and Pro-Dex, Inc. (Florin Mall) and extension/amendment dated May 2, 1991 (incorporated herein by reference to Exhibits 10.26 and 10.26(a) to Pro-Dex, Inc. Registration Statement No. 33-35790).

10.7(a)

Agreement to Extend Lease Agreement (Exhibit 10.6 Florin Mall) dated July 6, 1994 (incorporated herein by reference to Exhibits 10.26 and 10.26(a) to Pro-Dex, Inc. Registration Statement No. 33-35790).

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

10.13(a)	First Amendment to Lease (Exhibit 10.13) dated January 31, 1994 (incorporated herein by reference to Exhibit 10.40 to Pro-Dex, Inc. Registration Statement No. 33-35790).
10.14	Loan Agreement between Biotrol International, Inc. and A-T Realty Co. dated May 29, 1991 (incorporated herein by reference to Exhibit 10.43 to Pro-Dex, Inc. Registration Statement No. 33-35790).
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

Exhibit No.	Document	Sequentially Numbered Pages
10.17	1994 Stock Option Plan (incorporated herein by reference to Exhibit 10.21 to Pro-Dex, Inc. Registration Statement No. 33-74397).
10.18	Director's Stock Option Plan (incorporated herein by reference to Exhibit 10.22 to Pro-Dex, Inc. Registration Statement No. 33-74397).
10.19

Lease Agreement dated December 29, 1993 between Fuoti Insurance Agency, Inc. & James C. & Susan E. Fuoti and Pro-Dex, Inc. & M. Larry Kyle, DDS. (Incorporated herein by reference to the Exhibit 10.23 to the Company's Form 10-KSB dated June 30, 1994).

10.20

Consulting Agreement and Non-Competition Agreement, between Pro-Dex, Inc. and L. Wayne Hunter, dated July 26, 1995 (incorporated herein by reference to Exhibit 10.1 to the Company's Form 8-K dated July 26, 1996) .

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

10.23

Asset Purchase Agreement between Pro-Dex, Inc., Pnu-Light Acquisition Corporation, and Marty J. Anderson, dated May 11, 1996 (incorporated herein by reference to the Company's Form 10-K dated September 20, 1996) .

10.24

Letter Agreement, regarding rescission of Royalty Agreement between Pro-Dex, Inc., Challenge Products, Inc. and Charles Bull dated June 1996, together with Assignment of Patent (incorporated herein by reference to the Company's Form 10-K dated September 20, 1996).

10.25	Employee Stock Purchase Plan (incorporated herein by reference to the Company's Form 10-K dated September 13, 1999).
10.26	Audit Committee Charter.
13.00	No reports on 8-K were filed by the Company during the last quarter of Fiscal 2000.
21.00

The Company has the following subsidiaries incorporated in the following states; Biotrol International, Inc., a Delaware corporation; Challenge Products, Inc., a Missouri corporation; Micro Motors, Inc., a Colorado corporation; Oregon Micro Systems, Inc., an Oregon corporation.

27.00	Financial Data Schedule.

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 27, 2000	/s/ Kent E. Searl
___________________________________________
Kent E. Searl, Chief Executive Officer and Director

Date: September 27, 2000	/s/ George J. Isaac
___________________________________________
George J. Isaac, Chief Financial Officer and Director

Date: September 27, 2000	/s/ Ronald G. Coss
___________________________________________
Ronald G. Coss, Chief Technical Officer and Director

Date: September 27, 2000	/s/ Richard N. Reinhardt
___________________________________________
Richard N. Reinhardt, Director