Form 10QSB
period 2000-09-30
PRO DEX INC
filed 2000-11-14
CIK 788920

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________________

FORM 10-QSB

(Mark One)

[X]    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2000.

[  ]    Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

Commission File Number 0-14942

PRO-DEX, INC.
(Name of small business issuer in its charter)
Colorado	84-1261240
(State or other jurisdiction of Incorporation or organization)	(IRS Employer ID No.)

650 S. Taylor Avenue, Suite 20A, Louisville, Colorado 80027
 (Address of principal executive offices)

Issuer's telephone number: (303) 443-6136

     Check whether the issuer (1) has filed all reports required by Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]   No [ ]

     The number of shares of the Registrant's no par value common stock outstanding as of November 5, 2000 was 8,787,300.

PRO-DEX, INC. AND SUBSIDIARIES

DOCUMENTS INCORPORATED BY REFERENCE: None.

Table of Contents
			Page No.
PART I		Financial Information

	Item 1.
		Financial Statements
		Consolidated Balance Sheets	1
		Consolidated Statements of Income	3
		Consolidated Statements of Cash Flow	4
		Notes to Consolidated Financial Statements	5

	Item 2.	Management Discussion and Analysis	6

PART II		Other Information

	Item 6.
		Signatures	10
		Exhibits (See exhibits index)	11

PRO-DEX, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

	September 30, 2000	June 30, 2000
	(unaudited)
Current assets:
Cash and cash equivalents	$ 457,391	$ 473,188
Accounts receivable, net of allowance for doubtful
accounts of $57,000 and $76,000	3,352,601	3,934,337
Inventories, net	4,922,545	4,246,357
Deferred taxes	946,296	1,230,000
Prepaid expenses	493,397	100,969

Total current assets	10,172,230	9,984,851

Property and equipment	6,313,855	6,273,961
Less accumulated depreciation	(3,784,107)	(3,612,992)

Net property and equipment	2,529,748	2,660,969

Other assets:
Deferred taxes	612,000	612,000
Other	304,474	305,833
Intangibles, net	2,711,789	2,858,983

Total other assets	3,628,263	3,776,816

Total assets	$ 16,330,241	$ 16,422,636

See "Notes to Consolidated Financial Statements".

PRO-DEX, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS - CONTINUED

LIABILITIES & SHAREHOLDERS' EQUITY
	September 30, 2000	June 30, 2000
	(unaudited)
Current liabilities:
Current portion of long-term debt	$ 7,248,965	$ 7,637,487
Accounts payable	1,250,481	848,923
Accrued expenses	1,468,633	2,005,866

Total current liabilities	9,968,079	10,492,276

Commitments and contingencies

Shareholders' equity:
Series A convertible preferred shares, no par value; liquidation preference of $3.60 per share; 10,000,000 shares authorized; 78,129 shares issued and outstanding	282,990	282,990

Common shares, no par value; 50,000,000 shares authorized; 8,787,300 shares issued and outstanding	14,975,694	14,975,694
Accumulated deficit	(8,777,167)	(9,202,720)

	6,481,517	6,055,964
Receivable for stock purchase	(119,355)	(125,604)

Total shareholders' equity	6,362,162	5,930,360

Total liabilities and shareholders' equity	$ 16,330,241	$ 16,422,636

See "Notes to Consolidated Financial Statements".

PRO-DEX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Quarter ended September 30,
	2000	1999
	(unaudited)	(unaudited)

Net sales	$ 6,220,538	$ 5,126,163

Cost of sales (Includes rent paid to a director of
$89,000 and $87,000 for 2000 and 1999)	2,689,863	2,397,149

Gross profits	3,530,675	2,729,014

Operating expenses:
Selling	816,789	764,452
General and administrative	1,151,933	969,074
Research and development	467,506	434,970
Amortization	122,195	122,195

Total operating expenses	2,558,423	2,290,691

Income from operations	972,252	438,323

Other income (expense):
Other income (expense), net	19,914	(9,124)
Interest (expense)	(282,910)	(201,282)

Total	(262,996)	(210,406)

Income before income taxes	709,256	227,917
Income taxes	283,703	87,976

Net income	$ 425,553	$ 139,941

Earnings per common and common equivalent share:
Basic	$ 0.05	$ 0.02
Diluted	0.05	0.02

Weighted average number of common and common equivalent shares outstanding:
Basic	8,787,300	8,787,300
Diluted	8,971,802	8,796,716

See "Notes to Consolidated Financial Statements".

PRO-DEX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Quarter ended September 30,
	2000	1999
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$ 425,553	$ 139,941
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	293,310	283,042
Provision for doubtful accounts	1,321	31,308
Non-cash compensation	6,249	0
Deferred taxes	283,704	87,976
Change in working capital components net of effects
of purchases and divestitures:
Decrease in accounts receivable	591,915	273,258
(Increase) in inventories	(676,188)	(189,566)
(Increase) in prepaid expenses	(392,428)	(136,385)
Decrease in other assets	14,858	9,229
(Decrease) in accounts payable and accrued expense	(150,573)	(313,030)
Increase in income taxes payable	14,898	0

Net cash provided by operating activities	412,619	185,773

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(39,894)	(36,080)

Net cash flows (used in) investing activities	(39,894)	(36,080)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from short-term borrowing	114,793	0
Principal payments on long-term borrowing	(503,315)	(256,731)

Net cash flows (used in) financing activities	(388,522)	(256,731)

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(15,797)	(107,038)
Cash and cash equivalents, beginning of period	473,188	107,038

Cash and cash equivalents, end of period	$ 457,391	$ 0

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for interest	$ 282,910	$ 201,282
Cash payments for income taxes	$ 26,010	$ 0

See "Notes to Consolidated Financial Statements".

PRO-DEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For Quarter Ended September 30, 2000

BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instruction to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended June 30, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended June 30, 2000.

INVENTORIES

     Inventories are stated at the lower of cost (the first-in, first-out method) or market and consist of the following:
	2000	1999

Raw materials	$ 1,515,402	$ 975,491
Work in process	479,008	453,645
Finished goods	3,491,247	3,400,133

Total	5,485,657	4,829,269
Reserve for slow moving items	(563,112)	(582,912)

Total inventories, net	$ 4,922,545	$ 4,246,357

EARNINGS PER SHARE

    The Financial Accounting Standards board has issued Statement No. 128, "Earnings per Share" which supercedes APB Opinion No. 15. Statement No. 128 requires the presentation of basic and diluted earnings per share amounts. Diluted per share amounts assume the conversion, exercise or issuance of all potential common stock instruments unless the effect is to reduce a loss or increase the income per common share from continuing operations. No adjustments to net income were made for purposes of computing basic or diluted earnings per share.

     The weighted-average number of common shares and common share equivalents outstanding during the year used to compute basic and diluted earnings per common share is as follows:
	2000	1999

Weighted-average common shares used in computation of basic earnings per share	8,787,300	8,787,300

Effect of dilutive securities:
Common stock options and warrants	106,373	9,416
Convertible preferred stock	78,129	*

Weighted-average common and common share equivalents used in the computation of diluted earnings per share	8,971,802	8,796,716

LONG TERM DEBT

    The Company's credit facility with Harris Bank was terminated by the bank in July, 1999 as a result of various loan covenant violations. The entire obligation to the bank consisting of a $2.6 million balance on a term loan, and a revolving line of credit with a balance of $4 million is shown as currently due. The Company has been unable to borrow any additional funds under either facility since July 1999, and has been operating under a series of forbearance agreements provided by Harris Bank. The new forbearance agreement expires on February 28, 2001, and requires monthly principal payments of $125,000 plus an additional payment calculated monthly as a percentage of excess cash flow. Both credit facilities require monthly interest payments at the prime rate plus 2% (11.5% at September 30, 2000.) The Company continues to meet all of the covenant requirements contained in the forbearance agreement and all fees have been paid.

STOCK OPTIONS

    During the quarter ended September 30, 2000, the Company granted 15,000 stock options to employees at the average price of $2.12.

SEGMENT INFORMATION

    The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies.

    There are five reportable segments: Biotrol International, Inc. (Biotrol), Challenge Products, Inc. (Challenge), Micro Motors, Inc. (Micro), Oregon Micro Systems, Inc. (OMS), and the parent company (Corporate). Biotrol manufactures and distributes infection control products, and distributes preventive products, tooth brightening systems and a full line of hand care products for the dental industry. Challenge manufactures fluoride and related products for preventive dentistry, as well as cosmetic bleaching materials for professional application and home when dispensed by the dentist. Micro manufactures a complete line of handpieces for the dental industry, and miniature pneumatic motors with dental, medical and industrial applications. OMS designs and manufactures motion controllers used to control the motion of servo and stepper motors, predominantly for the medical analysis equipment and semiconductor industries.

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

    Financial information with respect to the reportable segments follows (in thousands):
2000	Biotrol	Challenge	Micro Motors	Oregon Micro Systems	Corp.	Total

Sales from external customers	$ 1,723	$ 265	$ 1,752	$ 2,481	--	$ 6,221

Intersegment sales	--	310	78	--	--	388

Segment profit (loss)	184	(2)	(298)	1,309	(767)	426

Segment assets	2,387	1,442	6,432	3,521	2,548	16,330

Expenditure for segment assets	8	12	0	15	5	40

1999	Biotrol	Challenge	Micro Motors	Oregon Micro Systems	Corp.	Total

Sales from external customers	$ 1,931	$ 206	$ 1,460	$ 1,529	--	$ 5,126

Intersegment sales	--	225	77	--	--	302

Segment profit (loss)	306	(30)	(336)	622	(422)	140

Segment assets	2,343	1,493	7,219	2,931	3,288	17,274

Expenditure for segment assets	2	26	1	7	0	36

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

Results of Operations for the Quarter Ended September 30, 2000 Compared to the Quarter Ended September 30, 1999.

    On November 8, 2000, the Registrant announced it had reached an agreement in principal whereby DENTSPLY International, Inc. (NASDAQ: XRAY) will acquire all of the issued and outstanding shares of Pro-Dex, Inc. The agreement in principal provides that each share of Pro-Dex will be exchanged, at the completion of the transaction, for .091 shares of DENTSPLY. The transaction, expected to be completed in the first quarter of 2001, is subject to due diligence by the parties, regulatory approval, approval by the Pro-Dex shareholders and DENTSPLY's Board of Directors, completion of a definitive agreement, and other customary closing conditions.

    On November 1, 2000, the Registrant announced that its Challenge Products division will be integrated with Pro-Dex's Biotrol International division. The Challenge Products division will continue to operate as an independent division, but will move all of its operations to the Biotrol facility in Louisville, Colorado.

    Net sales by subsidiary follows:
	2000	1999	Increase/ (Decrease)
Biotrol	$ 1,722,933	$ 1,930,933	$ (208,000)
Challenge	574,773	431,510	143,263
Micro Motors	1,829,475	1,536,776	292,699
Oregon Micro Systems	2,481,176	1,529,346	951,830
(Inter-company sales)	(387,819)	(302,402)	(85,417)

	$ 6,220,538	$ 5,126,163	$ 1,094,375

    Consolidated sales increased 21.3% for the quarter ended September 30, 2000, over the quarter ended September 30, 1999, primarily due to an increase in unit sales. At Biotrol, sales for the quarter ended September 30, 2000 decreased 10.8%, compared to the same quarter in the previous year mainly due to a decision to eliminate certain lower margin, non-consumable, products. Sales for the quarter at Challenge increased 33.2% for the quarter ended September 30, 2000 compared to the same quarter in the previous year. Inter-company sales to Biotrol increased 37.7% for the quarter. Private label and OEM sales at Challenge increased 28.3% to $264,780 for quarter ended September 30, 2000 compared to $206,315 for quarter ended September 30, 1999. At Micro Motors, sales increased 19% for the quarter ended September 30, 2000 compared to the quarter ended September 30, 1999. Sales to private label and OEM customers increased 20% to $1,751,649 for the quarter ended September 30, 1999 compared to $1,459,569 the same quarter in the previous year. The increase is mainly attributable to sales of the new electric controller developed in the previous year from a substantial research and development effort. Revenue at Oregon Micro Systems increased 62.2% for the quarter ended September 30, 2000 compared to the previous year's same quarter. Revenue at OMS continues to be strong due to the current up cycle in the semiconductor industry. Revenue has also increased due to the addition of several high tech distributors to the OMS customer base.

    Gross profits by subsidiary follows:
	2000	1999	Increase/ (Decrease)
Biotrol	$ 971,256	$ 1,001,440	$ (30,184)
Challenge	135,701	102,406	33,295
Micro Motors	565,385	480,014	85,371
Oregon Micro Systems	1,858,333	1,145,154	713,179

	$ 3,530,675	$ 2,729,014	$ 801,661

    The Company's consolidated gross profit for the quarter ended September 30, 2000 increased 29.4% over the same quarter in the previous year mainly due to the increased revenue at OMS. Gross profit as a percentage of sales increased to 56.8% for the quarter ended September 30, 2000 compared to 53.2% for the quarter ended September 30, 1999. The increase is also due to the strong sales of higher margin products at OMS. Gross profit at Biotrol increased to 56.4% for the quarter ended September 30, 2000 compared to 51.9% for the same quarter in the previous year, due to the shift in sales of higher margin products, and the decision to eliminate sales representation of lower margin products. Consolidated gross profit dollars increased $801,661 primarily due to the increase in sales and gross profits at OMS.

    Operating expenses increased to $2,558,423 for the quarter ended September 30, 2000 from $2,290,691 for the quarter ended September 30, 1999, an increase of 11.7%. The increase in operating expense was mainly due to additional salary and personnel necessary to support increased revenue.

    Operating income increased to $972,252 for the fiscal quarter ended September 30, 2000 compared to operating income of $438,323 for the same fiscal quarter of the previous year, an increase of 121.8%. Increased revenue and gross profit mainly contributed to the increase.

    Net interest expense increased $81,628 in the first quarter of fiscal 2001 partially due to an increase of 2% in the interest rate charged by the bank. The bank also charged the Company a one-half point fee of $33,698 to extend the forbearance agreement to February 28, 2001.

    Net income increased to $425,553, $.05 per share, for the quarter ended September 30, 2000 compared to $139,941, $.02 per share, for the same quarter in the previous year.

Liquidity and Capital Resources

    The operations of the Company are conducted primarily through its four wholly owned subsidiaries. The Company is currently unable to borrow funds from its existing credit facility with Harris Bank. In addition, it is required to present the entire obligation of $6.6 million to the bank as a current liability. Consequently, working capital on September 30, 2000 is only $204,000. The Company's EBITDA (earnings before interest, taxes, depreciation, and amortization) for the quarter ended September 30, 2000 was $1,265,562 enabling it to finance current operations and retire $503,000 of bank debt. This was offset by net borrowings on a short term note for the payment of insurance of $115,000. During the quarter, the company generated $413,000 from operations. $40,000 was used to purchase property and equipment and a net $389,000 was used to pay outstanding debt.

    The Company's credit facility with Harris Bank was terminated by the bank in July, 1999, as a result of various covenant violations. Since then the Company has been operating under a series of forbearance agreements provided by the bank. The most recent forbearance agreement expires on February 28, 2001 under terms that obligate the Company to make principal payments of $125,000 per month plus an additional payment calculated monthly as a percentage of excess cash flow. The Company continues to meet all of the covenant requirements contained in the new forbearance agreement.

    On 8 November 2000, the Registrant announced it had reached an agreement in principal whereby DENTSPLY International, Inc. (NASDAQ: XRAY) will acquire all of the issued and outstanding shares of Pro-Dex, Inc. The agreement in principal provides that each share of Pro-Dex will be exchanged, at the completion of the transaction, for .091 shares of DENTSPLY. The transaction, expected to be completed in the first quarter of 2001, is subject to due diligence by the parties, regulatory approval, approval by the Pro-Dex shareholders and DENTSPLY's Board of Directors, completion of a definitive agreement, and other customary closing conditions. The transaction will enable the Company to satisfy its obligation to Harris Bank.

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

Date: November 10, 2000	/s/ Kent E. Searl
_______________________________
Kent E. Searl, Chairman

Date: November 10, 2000	/s/ George J. Isaac
______________________________
George J. Isaac, Chief Financial Officer

PRO-DEX, INC. AND SUBSIDIARIES

EXHIBIT INDEX
Exhibit No.	Document
3.1	Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to Pro-Dex, Inc. Registration Statement No. 33-74397.)
3.2	Bylaws of the Company (incorporated herein by reference to Exhibit 3.2 to Pro-Dex, Inc. Registration Statement No. 33-74397.)
4.1	Specimen Stock Certificate of the Company (incorporated herein by reference to Exhibits of Pro-Dex, Inc. Registration Statement No. 33-74397.)
10.27	Forbearance Agreement with Harris Bank dated September 28, 2000.
27.00	Financial Data Schedule