Form 10QSB
period 2000-12-31
PRO DEX INC
filed 2001-02-14
CIK 788920

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________

FORM 10-QSB

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2000.

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

Yes [X] No [ ]

Transitional small business disclosure format:

Yes [ ] No [X ]

    The number of shares of the Registrant's no par value common stock outstanding as of February 6, 2001 was 8,787,300.

PRO-DEX, INC. AND SUBSIDIARIES

DOCUMENTS INCORPORATED BY REFERENCE: None.
Table of Contents

			Page No.
PART I		Financial Information

	Item 1.
		Financial Statements
		Consolidated Balance Sheets	1
		Consolidated Statements of Income	3
		Consolidated Statements of Cash Flow	5
		Notes to Consolidated Financial Statements	6

	Item 2.
		Management Discussion and Analysis	9

PART II		Other Information

	Item 6.
		Signatures	14

		Exhibits (See exhibits index)	15

PRO-DEX, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS
	December 31,	June 30,
	2000	2000
	(unaudited)
Current assets:
Cash and cash equivalents	$177,875	$473,188
Accounts receivable, net of allowance for doubtful
accounts of $166,000 and $76,000	3,597,514	3,934,337
Inventories, net	4,888,575	4,246,357
Deferred taxes	963,989	1,230,000
Prepaid expenses	317,637	100,969

Total current assets	9,945,590	9,984,851

Property and equipment	5,359,745	6,273,961
Less accumulated depreciation	(3,412,832)	(3,612,992)

Net property and equipment	1,946,913	2,660,969

Land and buildings held for sale	471,024	0

Other assets:
Deferred taxes	612,000	612,000
Other	194,196	305,833
Intangibles, net	2,515,945	2,858,983

Total other assets	3,322,141	3,776,816

Total assets	$15,685,668	$16,422,636

See "Notes to Consolidated Financial Statements."                1

PRO-DEX, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS - CONTINUED

LIABILITIES & SHAREHOLDERS' EQUITY
	December 31,	June 30,
	2000	2000
	(unaudited)
Current liabilities:
Current portion of long-term debt	$6,641,091	$7,637,487
Accounts payable	1,229,358	848,923
Accrued expenses	1,410,380	2,005,866

Total current liabilities	9,280,829	10,492,276

Commitments and contingencies

Shareholders' equity:

Series A convertible preferred shares, no par value; liquidation preference of $3.60 per share; 10,000,000 shares authorized; 78,129 shares issued and outstanding	282,990	282,990
Common shares, no par value; 50,000,000 shares authorized; 8,787,300 shares issued and outstanding	14,975,694	14,975,694
Accumulated deficit	(8,740,739)	(9,202,720)

	6,517,945	6,055,964
Receivable for stock purchase	(113,106)	(125,604)

Total shareholders' equity	6,404,839	5,930,360

Total liabilities and shareholders' equity	$15,685,668	$16,422,636

See "Notes to Consolidated Financial Statements."                     2

PRO-DEX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
	Quarter ended December 31,
	2000	1999
	(unaudited)	(unaudited)

Net sales	$7,250,480	$7,064,616

Cost of sales (Includes rent paid to a director of
$89,000 and $88,000 for 2000 and 1999)	3,266,219	2,914,853

Gross profits	3,984,261	4,149,763

Operating expenses:
Selling	1,168,690	1,036,610
General and administrative	1,519,306	1,197,015
Research and development	455,301	385,592
Amortization	123,803	122,194
Unusual charges	456,454	0

Total operating expenses	3,723,554	2,741,411

Income from operations	260,707	1,408,352

Other income (expense):
Other income (expense), net	20,378	(7,907)
Interest (expense)	(220,369)	(317,239)

Total	(199,991)	(325,146)

Income before income taxes	60,716	1,083,206
Income taxes	24,286	418,117

Net income	$36,430	$665,089

Earnings per common and common equivalent share:
Basic	$0.00	$0.08
Diluted	0.00	0.07

Weighted average number of common and
common equivalent shares outstanding:
Basic	8,787,300	8,787,300
Diluted	9,022,150	8,869,797

See "Notes to Consolidated Financial Statements."                          3

PRO-DEX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
	Six months ended December 31,
	2000	1999
	(unaudited)	(unaudited)

Net sales	$13,471,018	$12,190,779

Cost of sales (Includes rent paid to a director of
$177,000 and $175,000 for 2000 and 1999)	5,956,082	5,312,002

Gross profits	7,514,936	6,878,777

Operating expenses:
Selling	1,985,479	1,801,062
General and administrative	2,635,359	2,166,089
Research and development	922,807	820,562
Amortization	245,998	244,389
Unusual charges	492,334	0

Total operating expenses	6,281,977	5,032,102

Income from operations	1,232,959	1,846,675

Other income (expense):
Other income (expense), net	40,292	(17,031)
Interest (expense)	(503,279)	(518,521)

Total	(462,987)	(535,552)

Income before income taxes	769,972	1,311,123
Income taxes	307,989	506,093

Net income	$461,983	$805,030

Earnings per common and common equivalent share:
Basic	$0.05	$0.09
Diluted	0.05	0.09

Weighted average number of common and
common equivalent shares outstanding:
Basic	8,787,300	8,787,300
Diluted	8,996,976	8,869,797

See "Notes to Consolidated Financial Statements."                           4

PRO-DEX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Six months ended December 31,
	2000	1999
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$461,983	$805,030
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	600,559	567,182
Provision for doubtful accounts	90,342	5,321
Non-cash compensation	12,498	0
Deferred taxes	266,011	506,093
Change in working capital components net of effects
of purchases and divestitures:
(Increase) decrease in accounts receivable	269,981	(718,557)
(Increase) in inventories	(642,218)	(152,254)
(Increase) in prepaid expenses	(216,668)	(61,512)
(Increase) decrease in other assets	185,175	(2,899)
(Decrease) in accounts payable
and accrued expense	(167,901)	(296,634)
(Decrease) in income taxes payable	(47,150)	0

Net cash provided by operating activities	812,612	651,770

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of property and equipment	8,611	0
Purchase of property and equipment	(120,140)	(77,291)

Net cash flows (used in) investing activities	(111,529)	(77,291)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from short-term borrowing	114,793	0
Principal payments on long-term borrowing	(1,111,189)	(471,965)

Net cash flows (used in) financing activities	(996,396)	(471,965)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(295,313)	102,514
Cash and cash equivalents, beginning of period	473,188	107,038

Cash and cash equivalents, end of period	$177,875	$209,552

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for interest	$503,279	$482,083
Cash payments for income taxes	$78,186	$2,600

See "Notes to Consolidated Financial Statements."                               5

PRO-DEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 For the Six Months Ended December 31, 2000

BASIS OF PRESENTATION

        The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instruction to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended December 31, 2000 are not necessarily indicative of the results that may be expected for the year ended June 30, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended June 30, 2000.

LAND AND BUILDINGS HELD FOR SALE

        Land and buildings are held at lower of cost or net realizable value.

INVENTORIES

        Inventories are stated at the lower of cost (the first-in, first-out method) or market and consist of the following:
	December 31,	June 30,
	2000	2000
Raw materials	$ 1,429,650	$ 975,491
Work in process	634,365	453,645
Finished goods	3,363,795	3,400,133

Total	5,427,810	4,829,269
Reserve for slow moving items	(539,235)	(582,912)

Total inventories, net	$ 4,888,575	$ 4,246,357

EARNINGS PER COMMON SHARE

        Diluted per share amounts assume the conversion, exercise or issuance of all potential common stock instruments unless the effect is to reduce a loss or increase the income per common share from continuing operations. No adjustments to net income were made for purposes of computing basic or diluted earnings per share. At December 31, 2000 there were 433,259 option and warrant shares that were anti-dilutive.

        The weighted-average number of common shares and common share equivalents outstanding during the period used to compute basic and diluted earnings per common share is as follows:

	Quarter ended December 31, 2000	Six-months ended December 31, 2000	Six-months ended December 31, 1999
Weighted-average common shares used in computation of basic earnings per share	8,787,300	8,787,300	8,787,300
Effect of dilutive securities:
Common stock options and warrants	156,721	131,547	4,368
Convertible preferred stock	78,129	78,129	78,129
Weighted-average common and common share equivalents used in the computation of diluted earnings per share	9,022,150	8,996,976	8,869,797

LONG TERM DEBT

        The Company's credit facility with Harris Bank was terminated by the bank in July, 1999 as a result of various loan covenant violations. The entire obligation to the bank consisting of a $2.2 million balance on a term loan, and a revolving line of credit with a balance of $4 million is shown as currently due. The Company has been unable to borrow any additional funds under either facility since July 1999, and has been operating under a series of forbearance agreements provided by Harris Bank. The new forbearance agreement expires on February 28, 2001, and requires monthly principal payments of $125,000 plus an additional payment calculated monthly as a percentage of excess cash flow. The Bank has indicated a willingness to extend the forbearance agreement beyond February 28, 2001, pending the completion of the merger with Dentsply. Both credit facilities require monthly interest payments at the prime rate plus 2% (11.5% at December 31, 2000.) The Company continues to meet all of the covenant requirements contained in the forbearance agreement and all fees have been paid.

STOCK OPTIONS

        During the quarter ended December 31, 2000, the Company granted 15,000 stock options to employees at the average price of $2.12. 35,000 options expired during the quarter ended December 31, 2000.

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

Financial information with respect to the reportable segments follows (in thousands):
Six months ended December 31, 2000	Biotrol	Challenge	Micro Motors	Oregon Micro Systems	Corp.	Total

Sales from external customers	$4,247	$ 485	$3,688	$5,051	--	$13,471

Intersegment sales	--	473	137	--	--	610

Segment profit (loss)	566	(351)	(705)	2,616	(1,664)	462

Segment assets	2,440	1,198	6,484	3,428	2,136	15,686

Expenditure for segment assets	70	12	13	20	5	120

Six months ended December 31, 1999	Biotrol	Challenge	Micro Motors	Oregon Micro Systems	Corp.	Total

Sales from external customers	$4,313	$ 622	$3,157	$4,099	--	$12,191

Intersegment sales	--	486	274	--	--	760

Segment profit (loss)	856	66	(622)	2,080	(1,575)	805

Segment assets	2,444	1,644	7,021	3,683	2,955	17,747

Expenditure for segment assets	5	40	1	30	1	77

Three months ended December 31, 2000	Biotrol	Challenge	Micro Motors	Oregon Micro Systems	Corp.	Total

Sales from external customers	$2,523	$ 221	$1,936	$2,570	--	$ 7,250

Intersegment sales	--	163	59	--	--	222

Segment profit (loss)	382	(349)	(406)	1,307	(898)	36

Segment assets	2,440	1,198	6,484	3,428	2,136	15,686

Expenditure for segment assets	62	0	13	5	0	80

Three months ended December 31, 1999	Biotrol	Challenge	Micro Motors	Oregon Micro Systems	Corp.	Total

Sales from external customers	$2,382	$ 416	$1,697	$2,570	--	$ 7,065

Intersegment sales	--	261	196	--	--	457

Segment profit (loss)	550	97	(286)	1,457	(1,153)	665

Segment assets	2,444	1,644	7,021	3,683	2,955	17,747

Expenditure for segment assets	4	14	0	22	1	41

Item 2. Management's Discussion and Analysis

Results of Operations

        Forward Looking Statements. All forward looking statements in the following discussion of management's analysis of results of operation, liquidity and capital requirements, and the possible effect of inflation, as well as elsewhere in the Company's assumptions regarding factors such as (1) market acceptance of the products of each subsidiary, including brand and name recognition for quality and value in each of the Company's subsidiaries' markets, (2) existence, scope, defensibility and non-infringement of patents, trade-secrets and other trade rights, (3) each subsidiary's relative success in achieving and maintaining technical parity or superiority with competitors, (4) interest rates for domestic and Eurofunds, (5) the relative success of each subsidiary in attracting and retaining technical and sales personnel with the requisite skills to develop, manufacture and market the Company's products, (6) the non-occurrence of general economic downturns or downturns in any of the Company's market regions or industries (such as dental products and tools or computer chip manufacturers), (7) the relative competitiveness of products manufactured by the Company's facilities, including any contractors in the global economy, (8) the non-occurrence of natural disasters, (9) a stable regulatory environment in areas of significance to each of the Company's subsidiaries, (10) the Company's success in managing its regulatory relations and avoiding any adverse determinations, (11) the availability of talented senior executives for the parent and each of the subsidiaries, (12) other factors affecting the sales and profitability of the Company in each of its markets, (13) the ability to generate larger margins from the consolidation of the Challenge operations into the Biotrol facility. Should any of the foregoing assumptions or other assumptions not listed fail to be realized, the forward-looking statements herein may be inaccurate. In making forward looking statements in this and other Sections of the Company's report on Form 10-QSB, the Company relies upon recently promulgated policies of the Securities and Exchange Commission and statutory provisions, including Section 21E of the Securities Exchange Act of 1934, which provide a safe-harbor for forward looking statements.

Results of Operations for the Quarter Ended December 31, 2000 Compared to the Quarter Ended December 31, 1999.

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

        On November 1, 2000, the Registrant announced that its Challenge Products division will be integrated with Pro-Dex's Biotrol International division. The Challenge Products division will continue to operate as an independent division, but will move all of it's operations to the Biotrol facility in Louisville, Colorado. The Challenge operations and manufacturing were discontinued on November 14, 2000. The move of the Challenge operation was completed by January 5, 2001. As of January 8, 2001, a substantial portion of the production and shipping resumed at the Biotrol facility. The transfer of the Challenge operation to Biotrol will likely yield greater gross profit margins in the future due to reduced manufacturing costs and increased efficiency.

        Net sales by subsidiary follows:
	2000	1999	Increase/ (Decrease)
Biotrol	$2,523,440	$2,381,827	$141,613
Challenge	383,840	676,907	(293,067)
Micro Motors	1,995,621	1,893,873	101,748
Oregon Micro Systems	2,569,959	2,569,703	256
(Inter-company sales)	(222,380)	(457,694)	235,314

	$7,250,480	$7,064,616	$185,864

        Consolidated sales increased 2.6% for the quarter ended December 31, 2000, over the quarter ended December 31, 1999. At Biotrol, sales for the quarter increased 5.9% compared to the previous year. The increase in sales is mainly due to the addition of new products and price increases. Sales for the quarter at Challenge decreased 43.3% as compared to the previous year's comparable quarter. The decrease in sales is due to the temporary delay in shipments due to the closing of the Challenge facility, and transfer of its operation to the Biotrol facility. At Micro Motors, sales increased 5.4% for the quarter ended December 31, 2000 compared to the quarter ended December 31, 1999. Inter-company sales of its dental handpiece products to Biotrol decreased 69.9% as compared to the previous year's comparable quarter. The decline is primarily due to the fact that the Biotrol sales force no longer sells the complete line of Micro Motors handpieces. Private label and OEM sales at Micro Motors increased 14.1% for quarter ended December 31, 2000 compared to quarter ended December 31, 1999. The sale of new products resulting from increased research and development efforts was the principal reason for the increase in revenue. Revenue at Oregon Micro Systems remained flat for the quarter ended December 31, 2000 compared to the previous year's same quarter, in spite of the fact that the previous year's quarter included a one-time sale of motion control boards to a government agency totaling $458,400.

Gross profits by subsidiary follows:
	2000	1999	Increase/ (Decrease)
Biotrol	$1,482,592	$1,462,885	$19,707
Challenge	(36,987)	234,769	(271,756)
Micro Motors	536,953	449,970	86,983
Oregon Micro Systems	2,001,703	2,002,139	(436)

	$3,984,261	$4,149,763	$(165,502)

        Overall gross profit dollars decreased 4% for the quarter ended December 31, 2000, compared to the quarter ended December 31, 1999. The gross profit percentage for the quarter ended December 31, 2000, was 55% compared to 58.7% for the quarter ended December 31, 1999. The decrease in the gross profit is primarily due to the non-recurring costs and the interruption of production necessary to integrate the Challenge unit into the Biotrol facility. The transfer of the Challenge operation to Biotrol will likely yield greater gross profit margins in the future due to reduced manufacturing costs and increased efficiency.

        Operating expenses without unusual charges increased 19.2% to $3,267,100 for the quarter ended December 31, 2000, from $2,741,411 for the quarter ended December 31, 1999. An increase in the company's sales and marketing efforts, research and development expenditures, certain severance costs, and additional legal and accounting costs associated with the pending merger with Dentsply account for the majority of this increase. Operating expenses, with unusual charges of $456,454 included, for the quarter ended December 31, 2000, were $3,723,554 (51.4% of net sales) compared to $2,741,411 (38.8% of net sales) for the quarter ended December 31, 1999, an increase of 35.8%. The unusual charges include $307,574 of costs associated with the break-up of the Natural White transaction, and $148,880 in expenses related to the integration of the Challenge operations into the Biotrol facility.

        Income from operations for the quarter ended December 31, 2000 were $260,707, or 3.6%, compared to $1,408,352, or 19.9%, for the quarter ended December 31, 1999. Decreased gross profit combined with an increase in operating expenses contributed to the decrease in net operating income.

        Interest expense declined to $220,369 for the quarter ended December 31, 2000 compared to $317,239 for the comparable period in the prior year. The decrease in interest expense is attributed to a $100,000 fee paid in the prior year to the Company's bank as payment for violating covenants contained in an amendment to the Company's credit facility resulting from the Company's poor operating performance in the previous fiscal year.

        Net income was $36,430 for the quarter ended December 31, 2000, compared to a net income of $665,089 for the quarter ended December 31, 1999.

Results of Operations for the Six Months Ended December 31, 2000 Compared to the Six Months Ended December 31, 1999.

        Net sales by subsidiary follows:
	2000	1999	Increase/ (Decrease)
Biotrol	$4,246,373	$4,312,760	$(66,387)
Challenge	958,613	1,108,417	(149,804)
Micro Motors	3,825,096	3,430,649	394,447
Oregon Micro Systems	5,051,135	4,099,049	952,086
(Inter-company sales)	(610,199)	(760,096)	149,897

	$13,471,018	$12,190,779	$1,280,239

        Consolidated sales from continuing operations increased 10.5% for the six months ended December 31, 2000, compared to the six months ended December 31, 1999. At Biotrol, sales for the six months decreased 1.5% compared to the previous year. The decision at Biotrol to stop selling the complete handpiece line manufactured by Micro Motors was mostly offset by sales from new products and price increases. Revenue at Challenge decreased 13.5% for the six months ended December 31, 2000 compared to the six months ended December 31, 1999. Product sales at Challenge were interrupted due to the move of the operations to the Biotrol facility. The Challenge operations and manufacturing were discontinued on November 14, 2000. The move of the Challenge operation was completed by January 5, 2001. As of January 8, 2001, a substantial portion of the production and shipping resumed at the Biotrol facility. Sales at Micro Motors increased 11.5% for the six months ended December 31, 2000, compared to the six months ended December 31, 1999. Sales to private label and OEM customers increased 16.8% for the six months. The increase is attributed mainly to sales of Micro's new products resulting from increased research and development efforts. Revenue at Oregon Micro Systems increased 23.2% for the six months ended December 31, 2000 compared to the same six months of the previous year. Strong sales to customers in the semiconductor industry have contributed to the increase in revenue.

        Gross profits by subsidiary follows:
	2000	1999	Increase/ (Decrease)
Biotrol	$2,453,848	$2,464,325	$(10,477)
Challenge	98,714	337,175	(238,461)
Micro Motors	1,102,338	929,984	172,354
Oregon Micro Systems	3,860,036	3,147,293	712,743

	$7,514,936	$6,878,777	$636,159

        The Company's consolidated gross profit from continuing operations for the six months ended December 31, 2000 increased 9.2% compared to the six months ended December 31, 1999. Gross profit percentage decreased to 55.8% for the six months ended December 31, 2000 from 56.4% for the six months ended December 31, 1999. Costs associated with the closing of the Challenge facility, and the integration of Challenge's operation into Biotrol were the primary factors in this decrease. The transfer of the Challenge operation to Biotrol will likely yield greater gross profit margins in the future due to reduced manufacturing costs and increased efficiency.

        Operating expenses without unusual charges increased 15.1% to $5,789,643 for the six months ended December 31, 2000, from $5,032,102 for the six months ended December 31, 1999. The increases in operating expenses are primarily related to an increase in the company's sales and marketing efforts, research and development expenditures, severance costs, and increased legal and accounting costs related to the pending merger with Dentsply. Operating expenses with unusual charges included were $6,281,977 for the six months ended December 31, 2000. The company's unusual charges include fees associated with the dissolution of the Natural White transaction and the integration of the Challenge operations into the Biotrol facility.

        Operating income for the six months ended December 31, 2000 was $1,232,959 compared to $1,846,675 for the six months ended December 31, 1999. The operating income for the current year six-month period includes unusual charges of $492,334 for the write-off of certain costs associated with the dissolution of the Natural White transaction and the integration of the Challenge operations into the Biotrol facility.

        Interest expense for the six months ended December 31, 2000 was $503,279 compared to $518,521 for the six months ended December 31, 1999, a decrease of 2.9%.

        Income before taxes was $769,972 for the six months ended December 31, 2000 compared to $1,311,123, including unusual charges of $492,334, for the six months ended December 31, 2000. The effective tax rate for operations was 40% for the current six-month period compared to 39% for the previous year's six-month period. Net income for the six months ended December 31, 2000 was $461,983 compared to $805,030 for the six months ended December 31, 1999. Basic and diluted earnings per share were $.05 for the six months ended December 31, 2000 compared to $.09 for the six months ended December 31, 1999.

Liquidity and Capital Resources

        The operations of the Company are conducted primarily through its four wholly owned subsidiaries. The Company is currently unable to borrow funds from its existing credit facility with Harris Bank. In addition, it is required to present the entire obligation of $6.2 million to the bank as a current liability. Consequently, working capital on December 31, 2000 is $665,000. The Company's EBITDA (earnings before interest, taxes, depreciation, and amortization) for the six months ended December 31, 2000 was $1,873,810 enabling it to finance current operations and retire $996,000 of outstanding debt. This was offset by net borrowings on a short-term note for the payment of insurance of $115,000. During the six months ended December 31, 2000, the company generated $813,000 from operations. $120,000 was used to purchase property and equipment.

        The Company's credit facility with Harris Bank was terminated by the bank in July, 1999, as a result of various covenant violations. Since then the Company has been operating under a series of forbearance agreements provided by the bank. The most recent forbearance agreement expires on February 28, 2001 under terms that obligate the Company to make principal payments of $125,000 per month plus an additional payment calculated monthly as a percentage of excess cash flow. The Bank has indicated a willingness to extend the forbearance agreement beyond February 28, 2001, pending the completion of the merger with Dentsply. The Company continues to meet all of the covenant requirements contained in the new forbearance agreement.

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

        As a result of the agreement with DENTSPLY, the Company terminated discussions with Natural White, Inc and accordingly wrote-off the accumulated acquisition costs related to this transaction.

Impact of Inflation and Changing Prices

        The industries in which the Company competes are labor intensive, often involving personnel with high-level technical or sales skills. Wages and other expenses increase during periods of inflation and when shortages in the marketplace occur. The Company expects its subsidiaries to face somewhat higher labor costs, as the market for personnel with the skills sought by the Company becomes tighter in a period of full employment. In addition, suppliers pass along rising costs to the Company's subsidiaries in the form of higher prices. Further, the Company's credit facility with Harris Bank involves increased costs if domestic interest rates rise or there are other adverse changes in the international interest rates, exchange rates, and/or Eurocredit availability. To some extent, the Company's subsidiaries have been able to offset increases in operating costs by increasing charges, expanding services and implementing cost control measures. Nevertheless, each of the Company's subsidiaries' ability to increase prices is limited by market conditions, including international competition in many of the Company's markets.

        The nature of the foregoing discussion requires the use of forward-looking statements that involve assumptions, risks, and uncertainties that could cause outcomes to be substantially different from those projected.

Item 6. Exhibits and Reports on Form 8-K

  Exhibits

Number	Document
3.1	Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to Pro-Dex, Inc. Registration Statement No. 33-74397.)
3.2	Bylaws of the Company (incorporated herein by reference to Exhibit 3.2 to Pro-Dex, Inc. Registration Statement No. 33-74397.)
4.1	Specimen Stock Certificate of the Company (incorporated herein by reference to Exhibits of Pro-Dex, Inc. Registration Statement No. 33-74397.)
10.27	Forbearance Agreement with Harris Bank dated September 28, 2000 (incorporated herein by reference to Exhibit 10.27 to Pro-Dex, Inc. 10-QSB filed 11/14/2000).

(b) Reports on Form 8-K

On November 8, 2000 the Company filed an 8-K announcing a letter of intent signed with Dentsply.

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 6, 2001	/s/ Kent E. Searl
_______________________________
Kent E. Searl, Chairman

Date: February 6, 2001	/s/ George J. Isaac
_______________________________
George J. Isaac, Chief Financial Officer

PRO-DEX, INC. AND SUBSIDIARIES

EXHIBIT INDEX
Exhibit No.	Document
3.1	Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to Pro-Dex, Inc. Registration Statement No. 33-74397.)
3.2	Bylaws of the Company (incorporated herein by reference to Exhibit 3.2 to Pro-Dex, Inc. Registration Statement No. 33-74397.)
4.1	Specimen Stock Certificate of the Company (incorporated herein by reference to Exhibits of Pro-Dex, Inc. Registration Statement No. 33-74397.)
10.27	Forbearance Agreement with Harris Bank dated September 28, 2000 (incorporated herein by reference to Exhibit 10.27 to Pro-Dex, Inc. 10-QSB filed 11/14/2000).