Form 10QSB
period 2001-03-31
PRO DEX INC
filed 2001-05-14
CIK 788920

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________________

FORM 10-QSB

(Mark One)

[X]     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2001.

[  ]      Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

Commission File Number 0-14942

PRO-DEX, INC.
(Name of small business issuer in its charter)
Colorado	84-1261240
(State or other jurisdiction of Incorporation or organization)	(IRS Employer ID No.)

650 S. Taylor Avenue, Suite 20A, Louisville, CO 80027
 Address of principal executive offices)

Issuer's telephone number: (303) 443-6136

Securities registered under Section 12(b) of the Exchange Act:

Name of each exchange
Title of each class	on which registered
None	None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, no par value
 Title of class)

The number of shares of the Registrant's no par value common stock outstanding as of May 8, 2001 was 8,787,300.

PRO-DEX, INC. AND SUBSIDIARIES

DOCUMENTS INCORPORATED BY REFERENCE: None.
Table of Contents

			Page No.
PART I		Financial Information

	Item 1.
		Financial Statements
		Consolidated Balance Sheets	1
		Consolidated Statements of Operations	3
		Consolidated Statements of Cash Flow	5
		Notes to Consolidated Financial Statements	6

	Item 2.
		Management Discussion and Analysis	9

PART II		Other Information

	Item 6.
		Exhibits and Reports on Form 8-K	13

SIGNATURES			14

EXHIBITS	NONE

PRO-DEX, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS
	March 31,	June 30,
	2001	2000
	(unaudited)
Current assets:
Cash and cash equivalents	$233,000	$473,000
Accounts receivable, net of allowance for doubtful
accounts of $166,000 and $76,000	2,760,000	3,934,000
Inventories, net	4,604,000	4,246,000
Deferred taxes	1,288,000	1,230,000
Prepaid expenses	168,000	102,000

Total current assets	9,053,000	9,985,000

Property and equipment	5,375,000	6,274,000
Less accumulated depreciation	(3,486,000)	(3,613,000)

Net property and equipment	1,889,000	2,661,000

Land and buildings held for sale	471,000	0

Other assets:
Deferred taxes	612,000	612,000
Other	116,000	306,000
Intangibles, net	2,402,000	2,859,000

Total other assets	3,130,000	3,777,000

Total assets	$14,543,000	$16,423,000

See "Notes to Consolidated Financial Statements"

PRO-DEX, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS - CONTINUED

LIABILITIES & SHAREHOLDERS' EQUITY
	March 31,	June 30,
	2001	2000
	(unaudited)
Current liabilities:
Current portion of long-term debt	$6,168,000	$7,637,000
Accounts payable	1,047,000	849,000
Accrued expenses	1,274,000	2,007,000

Total current liabilities	8,489,000	10,493,000

Commitments and contingencies

Shareholders' equity:
Series A convertible preferred shares, no par value; liquidation preference of $3.60 per share; 10,000,000 shares
authorized; 78,129 shares issued and outstanding	283,000	283,000
Common shares, no par value; 50,000,000 shares
authorized; 8,787,300 shares issued and outstanding	14,976,000	14,976,000
Accumulated deficit	(9,098,000)	(9,203,000)

	6,161,000	6,056,000
Receivable for stock purchase	(107,000)	(126,000)

Total shareholders' equity	6,054,000	5,930,000

Total liabilities and shareholders' equity	$14,543,000	$16,423,000

See "Notes to Consolidated Financial Statements"

PRO-DEX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Quarter ended March 31,
	2001	2000
	(unaudited)	(unaudited)

Net sales	$5,554,000	$6,847,000

Cost of sales (Includes rent paid to a director of
$91,000 and $87,000 for 2001 and 2000)	3,182,000	3,361,000

Gross profits	2,372,000	3,486,000

Operating expenses:
Selling	951,000	1,039,000
General and administrative	1,071,000	1,059,000
Research and development	422,000	436,000
Amortization	122,000	122,000
Unusual charges	227,000	0

Total operating expenses	2,793,000	2,656,000

Income (loss) from operations	(421,000)	830,000

Other income (expense):
Other income, net	24,000	25,000
Interest (expense)	(199,000)	(290,000)

Total	(175,000)	(265,000)

Income (loss) before income taxes	(596,000)	566,000
Income taxes (credits)	(238,000)	255,000

Net income (loss)	$(358,000)	$311,000

Basic and diluted net earnings (loss) per common
and common equivalent share	$(0.04)	$0.04

Weighted average number of common and
common equivalent shares outstanding:
Basic	8,787,300	8,787,300
Diluted	8,787,300	8,880,766

See "Notes to Consolidated Financial Statements"

PRO-DEX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Nine months ended March 31,
	2001	2000
	(unaudited)	(unaudited)

Net sales	$19,025,000	$19,038,000

Cost of sales (Includes rent paid to a director of
$ 268,000 and $262,000 for 2001 and 2000)	9,109,000	8,673,000

Gross profits	9,916,000	10,365,000

Operating expenses:
Selling	2,937,000	2,840,000
General and administrative	3,707,000	3,225,000
Research and development	1,344,000	1,257,000
Amortization	368,000	366,000
Unusual charges	720,000	0

Total operating expenses	9,076,000	7,688,000

Income from operations	840,000	2,677,000

Other income (expense):
Other income, net	36,000	8,000
Interest (expense)	(702,000)	(808,000)

Total	(666,000)	(800,000)

Income before income taxes	174,000	1,877,000
Income taxes	70,000	761,000

Net income	$104,000	$1,116,000

Basic and diluted net earnings per common
and common equivalent share	$0.01	$0.13

Weighted average number of common and
common equivalent shares outstanding:
Basic	8,787,300	8,787,300
Diluted	8,928,373	8,971,300

See "Notes to Consolidated Financial Statements"

PRO-DEX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine months ended March 31,
	2001	2000
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$104,000	$1,116,000
Adjustments to reconcile net income (loss) to net
cash provided by operating activities:
Depreciation and amortization	852,000	850,000
Loss on disposal of assets	30,000	0
Provision for doubtful accounts	110,000	29,000
Reserve for obsolete inventory	177,000	(212,000)
Non-cash compensation	19,000	0
Deferred taxes	28,000	770,000
Change in working capital components net of effects
of purchases and divestitures:
(Increase) decrease in accounts receivable	1,097,000	(343,000)
(Increase) Decrease in inventories	(535,000)	391,000
(Increase) in prepaid expenses	(153,000)	(42,000)
(Increase) decrease in other assets	246,000	(147,000)
(Decrease) in accounts payable
and accrued expense	(487,000)	(1,004,000)
(Decrease) in income taxes payable	(47,000)	0

Net cash provided by operating activities	1,441,000	1,408,000

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of property and equipment	4,000	0
Purchase of property and equipment	(216,000)	(160,000)

Net cash flows (used in) investing activities	(212,000)	(160,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from short-term borrowing	115,000	0
Principal payments on long-term borrowing	(1,584,000)	(826,000)

Net cash flows (used in) financing activities	(1,469,000)	(826,000)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(240,000)	422,000
Cash and cash equivalents, beginning of period	473,000	107,000

Cash and cash equivalents, end of period	$233,000	$529,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for interest	$702,000	$809,000
Cash payments for income taxes	$78,000	$0

See "Notes to Consolidated Financial Statements"

PRO-DEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 For The Nine Months Ended March 31, 2001

BASIS OF PRESENTATION

        The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instruction to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended June 30, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended June 30, 2000.

LAND AND BUILDINGS HELD FOR SALE

Land and buildings are held at lower of cost or net realizable value.

INVENTORIES

    Inventories are stated at the lower of cost (the first-in, first-out method) or market and consist of the following:
	March 31,	June 30,
	2001	2000
Raw materials	$ 1,402,000	$ 975,000
Work in process	382,000	454,000
Finished goods	3,580,000	3,400,000

Total	5,364,000	4,829,000
Reserve for slow moving items	(760,000)	(583,000)

Total inventories, net	$ 4,604,000	$ 4,246,000

EARNINGS PER COMMON SHARE

        Diluted per share amounts assume the conversion, exercise or issuance of all potential common stock instruments unless the effect is to reduce a loss or increase the income per common share from continuing operations. No adjustments to net income were made for purposes of computing basic or diluted earnings per share. At March 31, 2001 there were 141,073  option and warrant shares that were anti-dilutive. The weighted-average number of common shares and common share equivalents outstanding during the period used to compute basic and diluted earnings per common share is as follows:
	Quarter ended March 31, 2001	Nine-months ended March 31, 2001	Quarter ended March 31, 2000	Nine-months ended March 31, 2000
Weighted-average common shares used in computation of basic earnings per share	8,787,300	8,787,300	8,787,300	8,787,300
Effect of dilutive securities:
Common stock options and warrants	-	88,987	15,337	106,000
Convertible preferred stock	-	52,086	78,129	78,000

Weighted-average common and common share equivalents used in the computation of diluted earnings per share	8,787,300	8,928,373	8,880,766	8,971,300

LONG TERM DEBT

        The Company's credit facility with Harris Bank was terminated by the bank in July, 1999 as a result of various loan covenant violations. The entire obligation to the bank consisting of a $1.8 million balance on a term loan, and a revolving line of credit with a balance of $4 million is shown as currently due. The Company has been unable to borrow any additional funds under either facility since July 1999, and has been operating under a series of forbearance agreements provided by Harris Bank. The new forbearance agreement expires on July 31, 2001, and requires monthly principal payments of $125,000 plus an additional payment calculated monthly as a percentage of excess cash flow. The Company continues to meet all of the covenant requirements contained in the forbearance agreement and all fees have been paid when due.

STOCK OPTIONS

        During the quarter ended March 31, 2001, the Company granted 30,000 stock options to employees at the average price of $2.60. 35,000 options expired during the quarter ended March 31, 2001.

SEGMENT INFORMATION

        The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies.

        There are four reportable segments: Biotrol International, Inc. (Biotrol/Challenge), Micro Motors, Inc. (Micro), Oregon Micro Systems, Inc. (OMS), and the parent company (Corporate). Biotrol/Challenge manufactures and distributes infection control products, preventive products, tooth brightening systems and a full line of hand care products for the dental industry. Micro manufactures a complete line of handpieces for the dental industry, and miniature pneumatic motors with dental, medical and industrial applications. OMS designs and manufactures motion controllers used to control the motion of servo and stepper motors, predominantly for the medical analysis equipment and semiconductor industries.

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

Financial information with respect to the reportable segments follows (in thousands):
Nine-months ended March 31, 2001	Biotrol	Micro Motors	Oregon Micro Systems	Corp.	Total

Sales from external customers	$7,045	$5,616	$6,364	--	$19,025

Intersegment sales	473	181	--	--	654

Segment profit (loss)	186	(1,132)	2,909	(1,859)	104

Segment assets	2,637	6,468	2,496	2,942	14,543

Nine-months ended March 31, 2000	Biotrol	Micro Motors	Oregon Micro Systems	Corp.	Total

Sales from external customers	$7,519	$5,092	$6,427	--	$19,038

Intersegment sales	716	321	--	--	1,037

Segment profit (loss)	1,296	(1,012)	3,105	(2,273)	1,116

Segment assets	3,722	7,191	2,949	3,140	17,002

Three months ended March 31, 2001	Biotrol	Micro Motors	Oregon Micro Systems	Corp.	Total

Sales from external customers	$2,313	$1,928	$1,313	--	$ 5,554

Intersegment sales	--	44	--	--	44

Segment profit (loss)	(29)	(427)	293	(195)	(358)

Segment assets	2,637	6,468	2,496	2,942	14,543

Three months ended March 31, 2000	Biotrol	Micro Motors	Oregon Micro Systems	Corp.	Total

Sales from external customers	$2,584	$1,935	$2,328	--	$ 6,847

Intersegment sales	229	48	--	--	277

Segment profit (loss)	374	(390)	1,025	(698)	311

Segment assets	3,722	7,191	2,949	3,140	17,002

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

Results of Operations for the Quarter Ended March 31, 2001 Compared to the Quarter Ended March 31, 2000.

        On April 10, 2001 the Registrant announced that Dentsply was withdrawing its original proposal announced November 8, 2000 to acquire Pro-Dex in a stock for stock transaction at an exchange ratio of .091 shares of Dentsply shares for each share of Pro-Dex stock. On that date the parties agreed to continue discussion regarding Dentsply's possible acquisition of the Registrant's dental operations. On April 30, 2001 the Company announced that it was unable to reach agreement on terms satisfactory to both parties, and terminated all discussions concerning possible acquisition of its dental subsidiaries by Dentsply International.

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

            Net sales by subsidiary follows:
	2001	2000	Increase/ (Decrease)
Biotrol / Challenge	$2,313,000	$2,813,000	$(500,000)
Micro Motors	1,972,000	1,983,000	(11,000)
Oregon Micro Systems	1,313,000	2,328,000	(1,015,000)
(Inter-company sales)	(44,000)	(277,000)	233,000
	$5,554,000	$6,847,000	$(1,293,000)
	========	========	=======

        Consolidated sales decreased 18.9% for the quarter ended March 31, 2001, over the quarter ended March 31, 2000. At Biotrol/Challenge, sales for the quarter decreased 17.8% compared to the previous year when combined with Challenge's net sales for the same period. The decrease in sales is partially due to the temporary delay in shipments caused by the closing of the Challenge facility, and transfer of its operation to the Biotrol facility. Additional revenue was lost due to the disruption in the Biotrol/Challenge business caused by the announcement made November 8, 2000 that the Company was being acquired by Dentsply International, Inc. At Micro Motors, sales decreased less than 1% for the quarter ended March 31, 2001 compared to the quarter ended March 31, 2000. At Oregon Micro Systems, sales decreased 43.6% for the quarter ended March 31, 2001 compared to the quarter ended March 31, 2000 due to a severe decline in the semiconductor industry.

            Gross profits by subsidiary follows:
	2001	2000	Increase/ (Decrease)
Biotrol / Challenge	$1,102,000	$1,432,000	$(330,000)
Micro Motors	411,000	358,000	53,000
Oregon Micro Systems	859,000	1,696,000	(837,000)
	$2,372,000	$3,486,000	$(1,114,000)
	========	========	=========

        Overall gross profit dollars decreased 32% for the quarter ended March 31, 2001, compared to the quarter ended March 31, 2000 primarily due to the decrease in revenue. The gross profit percentage for the quarter ended March 31, 2001, was 43% compared to 51% for the quarter ended March 31, 2000. The decrease in the gross profit is primarily due to the non-recurring costs and the interruption of production necessary to integrate the Challenge unit into the Biotrol facility. The transfer of the Challenge operation to Biotrol will likely yield greater gross profit margins in the future due to reduced manufacturing costs and increased efficiency.

        Operating expenses without unusual charges decreased 3.4% to $2,566,000 for the quarter ended March 31, 2001, from $2,656,000 for the quarter ended March 31, 2000. Operating expenses, with unusual charges of $227,000 included, for the quarter ended March 31, 2001, were $2,793,000 (50.3% of net sales) compared to $2,656,000 (38.8% of net sales) for the quarter ended March 31, 2000, an increase of 5.2%. The unusual charges include $192,000 of costs associated with the break-up of the Dentsply transaction.

        Loss from operations for the quarter ended March 31, 2001 was ($421,000), compared to income from operations of $830,000 for the quarter ended March 31, 2000. Decreased gross profit combined with an increase in operating expenses contributed to the decrease in net operating income.

        Interest expense declined to $199,000 for the quarter ended March 31, 2001 compared to $290,000 for the comparable period in the prior year. The decrease in interest expense is attributed to debt reduction as well as a drop in interest rates during the period.

        The Company's effective income tax rate for the quarter ended March 31, 2001 is 40% compared to 45% for the quarter ended March 31, 2000. The Company has non-deductible expenses for goodwill that are generally offset by allowable research and development credits.

        Net loss was ($358,000) for the quarter ended March 31, 2001, compared to a net income of $311,000 for the quarter ended March 31, 2000.

Results of Operations for the Nine Months Ended March 31, 2001 Compared to the Nine Months Ended March 31, 2000.

            Net sales by subsidiary follows:
	2001	2000	Increase/ (Decrease)
Biotrol / Challenge	$7,518,000	$8,235,000	$(717,000)
Micro Motors	5,797,000	5,413,000	384,000
Oregon Micro Systems	6,364,000	6,427,000	(63,000)
(Inter-company sales)	(654,000)	(1,037,000)	383,000
	$19,025,000	$19,038,000	$(13,000)
	========	========	========

        Consolidated sales from continuing operations decreased less than 1% for the nine months ended March 31, 2001, compared to the nine months ended March 31, 2000. At Biotrol/Challenge, sales for the nine months decreased by 8.7% combining Challenge net sales for the nine-month period. The decrease in sales is partially due to the temporary delay in shipments caused by the closing of the Challenge facility, and transfer of its operation to the Biotrol facility. Additional revenue was lost due to the disruption in the Biotrol/Challenge business caused by the announcement made November 8, 2000 that the Company was being acquired by Dentsply International, Inc. Sales at Micro Motors increased 7.1% for the nine months ended March 31, 2001 over the nine months ended March 31, 2000, primarily due to increased revenue from private label sales to its endodontic customers. Revenue at Oregon Micro Systems decreased 1.0% for the nine months ended March 31, 2001 compared to the same nine months of the previous year.

Gross profits by subsidiary follows:

	2001	2000	Increase/ (Decrease)
Biotrol / Challenge	$3,675,000	$4,233,000	$(558,000)
Micro Motors	1,522,000	1,288,000	234,000
Oregon Micro Systems	4,719,000	4,844,000	(125,000)
	$9,916,000	$10,365,000	$(449,000)
	=======	=======	=======

                Consolidated gross profit dollars from continuing operations for the nine months ended March 31, 2001 decreased 4.3%. The Company's consolidated gross profit percentage decreased to 52.1% for the nine months ended March 31, 2001 compared to 54.4% for the nine months ended March 31, 2000. The decrease in the gross profit is primarily due to the non-recurring costs and the interruption of production necessary to integrate the Challenge unit into the Biotrol facility. The transfer of the Challenge operation to Biotrol will likely yield greater gross profit margins in the future due to reduced manufacturing costs and increased efficiency. At Micro Motors, the gross profit percentage declined due to higher manufacturing costs. Higher costs were attributed to efforts to decrease the backlog of past due sales orders. Higher sales of lower margin products also contributed to the lower gross profit at Micro. The backlog of past due orders has been cleared up, and steps have been taken to increase gross profit on low margin products.

        Operating expenses increased to $9,076,000 for the nine months ended March 31, 2001 compared to $7,688,000 for the nine months ended March 31, 2000. Included in operating expenses for the nine months ended March 31, 2001 are unusual charges of $720,000. Unusual charges include approximately $492,000 of costs associated with the failed Dentsply negotiations, and $156,000 of costs related to the integration of the Challenge operation into the Biotrol facility. Also included in operating expenses for the period are non-recurring payroll costs for severance and prior period adjustments totaling approximately $294,000. Operating expense as a percentage of revenue was 47.7% for the nine months ended March 31, 2001 compared to 40.4% for the nine months ended March 31, 2000.

        Income from operations for the nine months ended March 31, 2001 was $840,000 compared to income from operations for the nine months ended March 31, 2000 of $2,677,000, a decrease of $1,837,000.

        Interest expense for the nine months ended March 31, 2001 was $702,000 compared to $808,000 for the nine months ended March 31, 2000. The Company lowered its debt during the period, and reduced its interest rate due to the lowering of the discount rate by the bank.

        The Company's effective tax rate is 40.5% for the nine months ended March 31, 2001, compared to 40% for the prior year's nine-month period. The Company has deductions for goodwill that are not tax deductible, and are offset by the availability of a research and development credit.

        Net income for the nine months ended March 31, 2001 was $104,000 compared to a net of $1,116,000 for the same nine months of the previous year.

Liquidity and Capital Resources

        The operations of the Company are conducted primarily through its three wholly owned subsidiaries. The Company is currently unable to borrow funds from its existing credit facility with Harris Bank. In addition, it is required to present the entire obligation of $5.8 million to the bank as a current liability. Consequently, working capital on March 31, 2001 is $564,000. The Company's cash flow from operations enabled it to finance current operations and retire  $1,584,000  of outstanding debt. This was offset by net borrowings on a short-term note for the payment of insurance of $115,000.

        The Company's credit facility with Harris Bank was terminated by the bank in July, 1999, as a result of various covenant violations. Since then the Company has been operating under a series of forbearance agreements provided by the bank. The most recent forbearance agreement expires on July 31, 2001 under terms that obligate the Company to make principal payments of $125,000 per month plus an additional payment calculated monthly as a percentage of excess cash flow. The Company continues to meet all the covenant requirements contained in the new forbearance agreement.

        On 8 November 2000, the Registrant announced it had reached an agreement in principal whereby DENTSPLY International, Inc. (NASDAQ: XRAY) will acquire all of the issued and outstanding shares of Pro-Dex, Inc. The agreement in principal provides that each share of Pro-Dex will be exchanged, at the completion of the transaction, for .091 shares of DENTSPLY. On April 10, 2001, the Registrant further announced that Dentsply was withdrawing its original proposal announced November 8, 2000 to acquire Pro-Dex in a stock for stock transaction at an exchange ratio of .091 shares of Dentsply shares for each share of Pro-Dex stock. On April 30, 2001 the Company announced that it was unable to reach agreement on terms satisfactory to both parties, and terminated all discussions concerning possible acquisition of its dental subsidiaries by Dentsply International.

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

     (a)   none

     (b)   none

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	May 7, 2001	/s/ Kent E. Searl
_______________________________
Kent E. Searl, Chairman

Date:	May 7, 2001	/s/ George J. Isaac
_______________________________
George J. Isaac, Chief Financial Officer