Form 10KSB40
period 2001-06-30
PRO DEX INC
filed 2001-10-18
CIK 788920

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

________________

FORM 10-KSB

[X]      Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2001

[  ]      Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 0-14942

_______________________

PRO-DEX, INC.
 (Name of small business issuer in its charter)

Colorado	84-1261240
(State or other jurisdiction of	(I.R.S. Employer ID No.)
incorporation or organization)

151 E. Columbine Avenue, Santa Ana, California 92707
(formerly: 650 So. Taylor Ave, Ste 20A, Louisville, CO 80027)
(Address of principal executive offices)

Issuer's telephone number: 714 241 4411

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

Yes [X]      No  [  ]

         Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         Issuer's revenues for its most recent fiscal year were $ 14,844,000.

         The aggregate market value of the voting stock held by non-affiliates computed by reference to the average of the bid and asked price as of September 28, 2001 was $ 6,166,233. For the purpose of this calculation, shares owned by officers, directors and 10% stockholders known to the registrant have been deemed to be owned by affiliates. This determination of affiliate status is not a determination for other purposes.

         The number of shares of the Registrant's no par value common stock outstanding as of September 28, 2001 was 8,787,300.

         DOCUMENTS INCORPORATED BY REFERENCE: Part III incorporates by reference certain information from the registrant's definitive proxy statement (the "Proxy Statement") for the 2001 Annual Meeting of Shareholders. Certain Exhibits, as set forth in the Exhibit Index. Exhibit index begins on sequentially numbered page 33.

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

General

        Pro-Dex, Inc. (or the "Company") is a Colorado corporation, organized in 1978, doing business through two wholly owned operating subsidiaries, Micro Motors, Inc. ("Micro"), and Oregon Micro Systems, Inc. ("OMS"). Micro, of Santa Ana, California, manufactures a complete line of handpieces for the dental industry, electric, air, and battery driven handpieces and screwdrivers for the medical device industry, and miniature pneumatic motors with dental, medical and industrial applications. OMS is headquartered in Beaverton, Oregon where it designs and manufactures motion controllers used to control the motion of servo and stepper motors, predominantly for the medical analysis equipment and semiconductor industries.

        Pro-Dex, Inc. was organized in March 1978 as a California corporation. It was reincorporated in May 1994 as a Colorado corporation. The Company's principal headquarters are located at 151 E. Columbine Avenue, Santa Ana, California 92707.

Divestiture

        On June 12, 2001, the Company sold substantially all of the assets of its wholly owned subsidiaries, Biotrol International, Inc. and Challenge Products, Inc. to Young Colorado, LLC, a newly formed subsidiary of Young Innovations, Inc., for a purchase price of $9 million. The Company received $6.6 million of the purchase price at the closing. The balance of the purchase price of $2.4 million is escrowed to secure various warranties under the sale agreement. The escrow agreement contains various scheduled release dates for the funds. $1.5 million of the escrow money can be released based on the performance of certain events but in no event beyond one year. The balance of $900,000 is scheduled to be released over a fifteen month period with 25% available six months after the close of the transaction, and 25% each quarter thereafter. The assets sold comprised the Company's line of infection control and preventive chemical products for the dental industry. The gain from the sale of the assets is reported at approximately $3.9 million net of taxes of $2.5 million, and is discussed in greater detail herein.

Description of Subsidiary Business

Micro Motors

        Micro designs, develops and manufactures pneumatic, electric and battery powered rotary drive systems for use in the medical, dental and industrial markets. Micro distributes its own line of pneumatic and electric dental handpieces sold under the trademarks "Dynatorq™", "Dynapro™", "Dynalite™", "Dynasurg™", and "Micro Handpiece™", as well as numerous lines of private label drive systems for use in dental, cranial, spinal, arthroscopic and orthopedic surgery. Micro also designs and manufactures miniature pneumatic motors for industrial applications in the automotive, aerospace, apparel and entertainment industries.

        Micro's dental products are sold to original equipment manufacturers and dental product distributors. Fifty-seven percent (57%) of Micro's sales in the year ended June 30, 2001 were accounted for by sales of dental products

        Products sold to Micro's medical customers accounted for twenty-three (23%) of Micro's sales in the year ended June 30, 2001. Most of these sales represent the manufacture of proprietary designs developed by Micro under exclusive design and supply agreements with its customers.

        Approximately twelve percent (12%) of Micro's sales in the year ended June 30, 2001 consisted of sales of miniature pneumatic motors for industrial applications. Micro's pneumatic motors are marketed directly to end-users as well as through an independent distribution network.

        All of the raw materials used by Micro in the manufacture of its products are purchased from various suppliers and are available from several sources. Precipart Corporation and Hi-Tech Electronic Manufacturing Inc. are two of its key suppliers. Micro considers its relationships with its various suppliers and manufacturers to be excellent. Micro does not intend to terminate any relationship at this time, nor does its management believe a supplier or manufacturer will terminate any relationships with Micro. Micro holds no franchises and has no exclusive arrangements with any of its suppliers or manufacturers.

        At the present time, Micro is usually able to fill orders within sixty (60) days. At June 30, 2001, Micro had a backlog of $266,000 and future orders of $3 million. At June 30, 2000, Micro had a backlog of $120,000 and future orders of approximately $1.14 million. Micro expects to fill its entire backlog of orders during the current fiscal year. Micro does not typically experience seasonal fluctuations in its orders.

OMS

        OMS designs and manufactures motion controllers to control the motion of motors used predominantly in medical analysis equipment and semiconductor equipment. OMS' products are profitably marketed at prices that compare favorably with alternative products. As in any high-technology area, it is important for OMS to continue development efforts to achieve continued market acceptance. In 1999, OMS introduced a new generation of motion control products in its PC 104 line. Continued research and development, as well as the introduction of the PC 104 line, has allowed OMS to retain its competitive position within the motion control industry. OMS believes its PC 104 technology has been well accepted and it continues to focus research and development efforts on the introduction of advanced products. The introduction of the PC 104 line and the planned introduction of PCI are intended to reduce the impact that the highly volatile semi-conductor industry has had on OMS, as well as to significantly broaden OMS' market in less cyclical industries.

        OMS' three largest customers account for sixty percent (60%) of its sales, with the largest of such customers accounting for twenty-five percent (25%) of sales. These relationships are well established. OMS has no plans to discontinue the relationships, and has no reason to believe that these customers have any plans to discontinue their relationships with OMS. Nevertheless, any material adverse change in the relationship with any customer representing a significant percentage of OMS sales may have an adverse impact on the Company's business, results of operations, and financial condition.

        OMS purchases several electronic components used to manufacture its products. Most of these items are available from various suppliers. OMS purchases micro-processors and field programmable gate arrays that are compatible to the architecture used for its products. If for some reason these products were unavailable OMS would be required to redesign the architectural specifications of its products. Key suppliers for OMS are Avnet Marketing Group, and Insight Electronics. OMS considers its relationships with its various suppliers and manufacturers to be excellent. OMS does not intend to terminate any relationship at this time, nor does its management believe a supplier or manufacturer will terminate any relationships with OMS. OMS holds no franchises and has no exclusive arrangements with any of its suppliers and manufacturers.

        OMS normally fills its orders within 24 hours. At June 30, 2001, OMS had no backlog. Future orders at June 30, 2001 were $627,000, compared to $2.55 million as of June 30, 2000. OMS does not typically experience seasonal fluctuations in its orders, although there are significant fluctuations in the market demand of products in the industries it serves.

Competition

        Certain products manufactured and distributed by the Company's subsidiaries are comparable to competing products offered by several other manufacturers and distributors, many of whom have greater financial, marketing and other resources than the Company. Competition for the Company's products is based primarily upon product performance, quality, customer service, as well as price. Intensified competition resulting from the consolidation occurring within both the manufacturing and distribution segments of the dental industry may result in price reductions, reduced revenues and profit margins, and loss of market share, which would adversely affect the Company's business, consolidated results of operations, and financial condition.

Research and Development

        The Company maintains research and development programs in its various subsidiaries. The Company considers these product development programs to be of importance in both maintaining and improving its market position. The amounts spent on research and development activities in 2001 and 2000 were approximately $1.68 million and $1.58 million, respectively. Micro increased research and development expenses in anticipation of expanding its customer base to the medical device industry. Micro's research and development effort involves the design and manufacture of products that perform specific applications for its customers. Micro was successful in recovering part of its research and development costs by billing its customers for non-recurring engineering expenses. The fees received for non-recurring engineering expenses do not represent a significant portion of Micro's revenue.

Employees

        At June 30, 2001, the Company had approximately 86 full and 4 part-time employees (excluding independent contractors) compared to 95 full and 5 part-time employees at June 30, 2000. Two full-time employees were assigned to corporate headquarters, and devoted substantially all of their time to the operations of the Company. Micro employed 63 persons, and OMS employed 25 persons.

        None of the Company's employees are a party to any collective bargaining agreements with the Company. The Company considers its relations with its employees to be good.

Government Regulations

        The manufacture and distribution of dental and medical device products such as the Micro handpieces are subject to a number of state and federal regulatory bodies, including state dental boards, the Environmental Protection Agency ("EPA"), and the Food and Drug Administration ("FDA"). The statutes, regulations, administrative orders, and advisories that affect the Company's businesses are complex and subject to diverse, often conflicting, interpretations. While the Company's management and management of each of the Company's operating subsidiaries make every effort to maintain full compliance with all applicable laws and regulations, the Company is unable to eliminate an ongoing risk that one or more of its activities may at some point be determined to have been non-compliant. The penalties of non-compliance could range from an administrative warning to termination of a portion of the Company's business. Further, even if the Company is subsequently determined to have fully complied with applicable law or regulation, its costs achieving such a determination and intervening loss of business could adversely affect or even terminate a portion of the Company's business. Further, a change in regulations at any time may have an adverse effect on the Company's operations. Notwithstanding the risks inherent in the Company's business sectors, management believes that each of the Company's subsidiaries deservedly enjoys a good reputation for compliance with applicable regulations.

        The FDA regulates micro's dental and medical handpieces as Class 1 medical devices, and certain materials processed by Micro are regulated by the EPA. Again, both the FDA and EPA have broad enforcement power to recall and prohibit the sale of products, which do not comply with federal regulations, and to order the cessation of non-compliant processes. No claim has been made to date by the FDA or EPA regarding any Micro products or processes. Nevertheless, as is common in the industry, certain of Micro's products and processes have been the subject of routine reviews and investigations. While the Company's management is confident that Micro's products and processes fully comply with applicable laws and regulations, the Company is unable to predict the outcome of any such investigation or review, pending its completion. Management believes that Micro follows cGMP.

        Management believes that OMS' business in the manufacture and distribution of multi-axis circuit boards, including the processes and materials, is conducted in a manner consistent with EPA regulations governing disposition of industrial waste materials. Although the semiconductor and computer chip industries are significantly impacted by the EPA regulations applicable to the processes and materials used in production of computer chips and computer chip components, OMS' management has undertaken measures, where possible, to reduce OMS' exposure to risk of non-compliance. Most significantly, OMS acquires pre-manufactured boards as platforms upon which to place OMS technology. While the Company's management is confident that OMS products and processes fully comply with applicable laws and regulations, the Company is unable to predict the outcome of any investigation or review which may in the future be undertaken respecting OMS or its products or processes. Management believes that OMS follows Good Manufacturing Practices (GMP).

        All Pro-Dex subsidiaries maintain ISO 9001 certified facilities.

Patents, Trademarks, and Licensing Agreements

        The Company holds letters patent relating to the multi-axis motion controllers manufactured by OMS. In addition, Micro holds letters patent relating to its miniature pneumatic motor products. Patents held by the Company and Micro have varying expiration dates, none of which will expire earlier than 2005. Further, the Company has retained a non-exclusive, paid up, worldwide license to the letters patent relating to the pneumatic light for incorporation into hand-tools.

        The Company conducted a limited review of the letters patent acquired in connection with the OMS and Micro acquisitions and believes that the use of such letters patent is neither infringed upon by any third party, nor infringes on any prior art of any third party. The Company is unable to assess the validity, scope, or defensibility of its letters patent, and any challenge to or claim of infringement relating to the Company's letters patent could materially and adversely affect the Company's Micro and OMS operations.

        The Company's Micro subsidiary has certain trademarks relating to its miniature pneumatic motor products, including "Dynatorq™", "Dynapro™", "Dynalite™", "Dynasurg™", and "Micro Handpiece™". OMS has filed for federal trademark protection for "OMS-EZ™".

        Except as noted above, the Company has not entered into any licensing or franchising agreements and has no present plans to do so.

Item 2.   Properties

        The Company's Executive offices moved in June 2001 from 650 S. Taylor Avenue, Suite 20-A, Louisville, Colorado 80027 to 151 E. Columbine Avenue, Santa Ana, California 92707. The Company leased its Louisville office from its Biotrol International, Inc. subsidiary at the rate of $1,481 per month through June 2001. The Company previously sub-leased office space for $4,192 per month, on a month to month basis, from Professional Sales Associates, Inc., a dental equipment marketing firm for which two of the Company's directors are also directors and shareholders. Professional Sales Associates, Inc.'s lease expired at the end of January 2000 and the Company, in an effort to continue to exercise expense efficiencies, elected to move its headquarters to space available at its Biotrol International, Inc. subsidiary. The per square foot cost of the Company's space at Biotrol equals the per-square foot cost of Biotrol under the master lease. The per square foot cost of the Company's spaces under its Professional Sales Associates sub-lease equaled the per-square foot cost of the master lease, and the Company's sublease was subject to the terms of the master lease. The Company's sub-tenancy was previously ratified by a disinterested majority of the Board of Directors. See "Item 12 - Certain Relationships and Related Party Transactions."

        Micro's office and manufacturing facility is located at 151 East Columbine Avenue, Santa Ana, California 92707. Micro leases the facility under a previously existing lease from Mr. Ronald G. Coss, currently a director of the Company, at a monthly rental of $29,816. The lease expired March 31, 2001. Micro continued to lease the space on an at will basis until June 30, 2001. The Company's management believes that the monthly rental is comparable to rents charged for comparable properties in the market area. The property upon which the Micro plant is located contains ground water monitoring devices in order to comply with applicable California and EPA regulations relating to activities of a prior owner of the property. Micro has agreed to take action to remediate the contamination on the property it leases. It has signed a contract to clean up the hazardous waste. Under the terms of the contract Micro's obligation for the cleanup is not expected to exceed $97,000. Micro and the Company require full compliance by the lessor with applicable California and EPA standards. See "Item 12 - Certain Relationships and Related Party Transactions." On July 1, 2001 Micro consolidated its operation at the Santa Ana location into one of the two buildings it had been occupying. The new lease commencing July 1, 2001 is for five years at a monthly rent of $12,285.

        OMS' offices and manufacturing facilities are located at 1800 N.W. 169th Place, Suite C100, Beaverton, Oregon 07005. OMS leases the facility from an unrelated third party, at a base monthly lease rate of $8,950, which lease has been extended through October 2002.

Item 3.   Legal Proceedings

        Snyder v. Patterson Dental Company, et al. v. Biotrol International, Inc., Court of Common Pleas, Philadelphia County, Philadelphia, PA, February Term 1999. The complaint was filed February 17, 2001. Plaintiff alleges that Patterson and other defendants manufactured, distributed and/or sold latex gloves causing her alleged exposure to latex and personal injuries. To date it is not possible to assess the likelihood of an unfavorable outcome and estimate the amount or range of potential loss at this time.

        The matter related to DeMeo v. Biotrol International, Inc. was settled in July 2001 for $2500, pursuant to a policy issued by Chubb Group Insurance Companies.

        The manufacture and distribution of certain products by subsidiaries of the Company involves a risk of legal action, and, from time to time, the Company and its subsidiaries are named as defendants in lawsuits. While the Company's management is confident that these matters will not have a material adverse impact on the financial condition of the Company, there can be no certainty that the Company may not ultimately incur liability or that such liability will not be material and adverse.

Item 4.   Submission of Matters to a Vote of Security Holders During the Year Ended June 30, 2001

        No matter was submitted to a vote of the Company's shareholders during the fourth quarter ended June 30, 2001.

PART II

        The Company's no par value common stock is quoted under the symbol "PDEX" on the automated quotation system of the National Association of Securities Dealers Small Cap Market ("NASDAQ"). The range of the high and low quarterly sales prices quotations for the Company's common stock as quoted by NASDAQ for the past two fiscal years is provided below.

Item 5.   Market for Registrant's Common Stock and Related Stockholder Matters

Fiscal Year - 2001	High	Low
First quarter	$2.81	$1.88
Second quarter	3.00	1.88
Third quarter	3.25	2.32
Fourth quarter	2.53	0.96

Fiscal Year - 2000	High	Low
First quarter	$2.00	$1.25
Second quarter	1.75	1.12
Third quarter	4.25	1.31
Fourth quarter	2.81	2.06

        On September 28, 2001, the last sale price of the common stock as reported by NASDAQ was $1.08 per share. The last sale price reported on NASDAQ on June 30, 2001, was $1.08 per share.

        At June 30, 2001, the approximate number of holders of record of the Company's common stock was 342. This number does not include beneficial owners including holders whose shares are held in nominee or "street" name.

        The Company has not paid a cash dividend with respect to its common stock, and has no present intention to pay cash dividends in the foreseeable future. The current policy of the Company's Board of Directors is to retain earnings to provide funds for the operation and expansion of its business. The Board of Directors, in light of the circumstances then existing, including the Company's earnings and financial requirements and general business conditions, will determine future dividends.

Item 6.   Management's Discussion and Analysis

        The following discussion and analysis provide information that the Company's management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition for the two years ended June 30, 2001 compared to the same periods of the prior year. This discussion should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included elsewhere in this Report. This Report contains certain forward-looking statements and information. The cautionary statements included herein should be read as being applicable to all related forward-looking statements wherever they may appear. The Company's actual future results could differ materially from those discussed herein.

Selected Financial Data

        The following table sets forth selected financial data regarding the Company's financial position and operating results. This data should be read in conjunction with the Company's Consolidated Financial Statements and the Notes thereto and "Management's Discussion and Analysis."

(All amounts in thousands)

	Year ended June 30,
	2001	2000
Statement of Operations Data

Net sales	$14,844	$16,398

Cost of sales	8,090	7,907
	_______	_______
Gross profit	6,754	8,491

Unusual charges	1,134	0

Operating expenses	6,839	6,819
	_______	_______

Net operating income (loss)	(1,219)	1,672

Net other income (expense)	(907)	(1,024)

Income tax (expense) credit	829	(259)
	_______	_______

Income (loss) from continuing operations	(1,297)	389

Income from discontinued operations	4,144	1,152
	_______	_______

Net income	$2,847	$1,541
	======	======

        On June 12, 2001, the Company sold substantially all of the assets of its wholly owned subsidiaries, Biotrol International, Inc. and Challenge Products, Inc. to Young Colorado, LLC, a newly formed subsidiary of Young Innovations, Inc., for a purchase price of $9 million. The Company received $6.6 million of the purchase price at the closing. The balance of the purchase price of $2.4 million is escrowed to secure various warranties under the sale agreement. The escrow agreement contains various scheduled release dates for the funds. $1.5 million of the escrow money can be released based on the performance of certain events, but in no event beyond one year. The balance of $900,000 is scheduled to be released over a fifteen month period with 25% available six months after the close of the transaction, and 25% each quarter thereafter. The assets sold comprised the Company's line of infection control and preventive chemical products for the dental industry. The gain from the sale of the assets is reported at approximately $3.9 million net of taxes of $2.5 million.

Results of Operations for Fiscal Year Ended June 30, 2001, Compared to Fiscal Year Ended June 30, 2000

Net sales by subsidiary follows:
	2001	2000	Increase/ (Decrease)
_________________________________________________________________________
Micro Motors	$7,744,000	$7,650,000	$94,000
Oregon Micro Systems	7,100,000	8,748,000	(1,648,000)
	________	________	________
	$14,844,000	$16,398,000	$(1,554,000)
	=======	=======	=======

        Net sales decreased 9.5% to $14.8 million for the year ended June 30, 2001 from $16.4 million in the year ended June 30, 2000. Sales declined mainly due to the lower volume of units sold, and not due to price reductions. Management spent a considerable amount of time during the year attempting to complete a sale of the entire Company. After several months of negotiations and protracted due diligence efforts the transaction fell through. Management is unable to estimate the loss of revenue sustained due to the disruption of the Company's business during this period.

        At Micro, sales for the year ended June 30, 2001 increased 1.2% from the year ended June 30, 2000. Micro continues to realize the benefit of the investment it has made in the design and development of powered rotary drive instruments and systems for use in the medical market. Sales to its medical customers increased 240% to $1,297,000 in the year ended June 30, 2001 compared to $539,000 in the year ended June 30, 2000. Sales to its dental customers declined 13.5% from the previous year, and sales to its industrial customers declined 19.8%.

        Sales at OMS decreased 18.8% from the previous year. The decline was triggered by an abrupt slowdown in the electronics and semiconductor industry that began in November 2000. There continues to be no sign of immediate recovery in the semiconductor industry. OMS continues to employ a business strategy to reduce its exposure to the cycles of the semiconductor equipment manufacture industry. Included in that strategy has been the development of a family of embedded motion control products, and expansion into new distribution channels. OMS continues to develop, design and manufacture competitive technology for servo/stepper motor products and accessories.

Gross profits by subsidiary follows:

	2001	2000	(Decrease)
_________________________________________________________________________
Micro Motors	$1,624,000	$1,836,000	$(212,000)
Oregon Micro Systems	5,130,000	6,655,000	(1,525,000)
	_______	________	__________
	$6,754,000	$8,491,000	$(1,737,000)
	======	======	======

        Consolidated gross profit dollars decreased by 20.5% for the year ended June 30, 2001 compared to the year ended June 30, 2000. Gross profit dollars and gross profit margins at Micro were negatively affected by the write-down of obsolete and slow moving inventory during the year. Micro's gross margins on new product sales is increasing due to higher prices and more efficient manufacturing practices. Gross profit at OMS declined due to the decrease in revenue. Gross profit margin at OMS also decreased because the lack of absorption of fixed manufacturing overhead due to lower revenue.

        Operating expenses before unusual charges were $6,839,000 for the year ended June 30, 2001 compared to $6,819,000 for the year ended June 30, 2000. During the year ended June 30, 2001 the Company incurred unusual charges of $1,134,000.

        Management determined that the value of a non-compete agreement with the previous owner of an acquired business was significantly impaired. The Company has focused its efforts on developing new products and new markets for its products, and decided to release the previous owner from the non-compete agreement. As a result the Company took an unusual charge of $473,000 related to the non-compete agreement that it deemed had no future value.

        The Company also wrote off fees and expenses in connection with failed merger and acquisition activity amounting to $493,000 during the year ended June 30, 2001. In addition, the Company recorded an accrual for remediation costs in connection with the removal of contaminated soil of $97,000 and various other unusual charges of $71,000 during the year ended June 30, 2001. Operating expenses after unusual charges increased 17% to $7,973,000 compared to $6,819,000 in the previous year. The Company continues to invest in research & development, spending $1,672,000 for the year ended June 30, 2001 compared to $1,578,000 in the year ended June 30, 2000.

        The Company sustained a loss from operations of ($1,219,000) for the year ended June 30, 2001 compared to an operating income of $1,672,000 for the year ended June 30, 2000. As previously mentioned, the current year's loss includes unusual charges of $1,134,000.

        Interest expense for the year ended June 30, 2001 was $858,000 compared to $1,113,000 for the year ended June 30, 2000. Included in interest expense for the previous year are additional charges for the payment of fees to the Company's bank to obtain forbearance agreements totaling $330,000. During the current year, the Company paid $94,000 in forbearance fees to the bank. On June 12, 2001 the Company paid off its entire obligation to the bank using the proceeds from the sale of operating assets of the Biotrol and Challenge operations.

        The Company's effective tax rate on income (loss) from operations is 39% in fiscal 2001 and fiscal 2000. The Company's effective tax rate for income from discontinued operations is 39% for fiscal 2001and 2000.

        The Company incurred a (loss) from continuing operations of ($1,297,000) or ($0.15) per share for the year ended June 30, 2001 compared to income from continuing operations of $389,000 or $0.04 per share for the previous year. Income from discontinued operations for the current year is $4,144,000 or $0.47 per share compared to $1,152,000 or $0.14 per share for the year ended June 30, 2000.

        Net income for the year ended June 30, 2001 was $2,847,000 or $0.32 per share compared to $1,541,000 or $0.18 per share for the year ended June 30, 2000.

Liquidity and Capital Resources

        The operations of the Company are conducted principally through its wholly owned subsidiaries. On June 12, 2001 the Company paid off its bank debt of approximately $5.6 million to Harris Bank and Trust utilizing the proceeds from the sale of its Biotrol and Challenge operating assets. The Company's working capital at June 30, 2001 was approximately $5 million. Currently the Company has no bank debt. Management is actively seeking a banking relationship to secure a credit facility that can provide the Company working capital in the future should the need arise. Management believes that the Company's working capital needs over the next twelve months can be adequately supported by current operations. After the sale of the Biotrol and Challenge operations, management has taken steps to reduce corporate overhead and consolidate operations for greater efficiency.

Accounting Changes

        In June 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (SFAS No. 141) and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). SFAS No. 141 addresses financial accounting and reporting for business combinations and is effective for all business combinations after June 30, 2001. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assts and is effective for fiscal years beginning after December 15, 2001. The Company will adopt SFAS 141 and 142 on July 1, 2002. The Company is in the process of determining the expected impact on earnings and existing goodwill and other intangibles upon adoption which will include the elimination of goodwill amortization and may include additional goodwill impairment. Goodwill amortization expense for the year ended June 30, 2001 was approximately $100,000. As of June 30, 2001, goodwill net of accumulated amortization totaled $1,368,000 and is being amortized over 15 years.

        In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144). SFAS No. 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. The Company is required to adopt this Statement on July 1, 2002. The Company has not determined the impact that this Statement will have on its financial statements.

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

Item 8.   Changes and Disagreements with Accountants on Accounting and Financial Disclosures.

        None.

PART III

Item 9.   Directors, Executive Officers, Promoters, and Control Persons; Compliance with 16(a) of the

Securities Exchange Act of 1934

         Information concerning the Company's Directors and Executive Officers is incorporated by reference from the information contained in the sections entitled "Continuing Directors", "Directors and Executive Officers", "Recent Events and Transactions", "Other Management Information" and "Certain Relationships and Related Party Transactions" in the Company's definitive Proxy Statement for the Company's 2001 Annual Meeting of Shareholders filed with the Securities and Exchange Commission, (the "Proxy Statement").

Item 10.   Executive Compensation

         Information required by this Item is included by reference from "Executive Compensation" under the Section entitled "Other Management Information" contained in the Proxy Statement.

Item 11.   Security Ownership of Certain Beneficial owners and Management

        Information required by this Item is included by reference from "Security Ownership of Certain Beneficial Owners and Management" under the Section entitled "Other Management Information" contained in the Proxy Statement.

Item 12.   Certain Relationships and Related Party Transactions

        Information required by this Item is included by reference from the information contained in the Section entitled "Certain Relationships and Related Party Transactions" contained in the Proxy Statement.

Item 13.   Exhibits, Financial Statement Schedules and Reports on Form 8-K

        (a)    Exhibits

                (1)   See Form 8-K item 5, other events, dated April 10, 2001 filed by the Company.

                (2)   See Exhibit Index.

INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
Pro-Dex, Inc.
Santa Ana, California

We have audited the accompanying consolidated balance sheet of Pro-Dex, Inc. and Subsidiaries (the "Company") as of June 30, 2001, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the two years ended June 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2001, and the results of their operations and their cash flows for each of the two years ended June 30, 2001, in conformity with accounting principles generally accepted in the United States of America.

/s/ McGladrey & Pullen, LLP

McGladrey & Pullen, LLP
September 28, 2001

Anaheim, California

PRO-DEX, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
 June 30, 2001

ASSETS
Current assets:
Cash and cash equivalents	$698,000
Funds held in escrow, net	2,164,000
Accounts receivable, net of allowance for doubtful accounts of $44,000	1,386,000
Inventories, net	3,007,000
Prepaid expenses	96,000
__________
Total current assets	7,351,000
__________

Equipment, net	1,264,000
__________

Other assets:
Other	112,000
Real estate available for sale	471,000
Deferred taxes	761,000
Intangibles, net	1,785,000
__________
Total other assets	3,129,000
__________

Total assets	$11,744,000
=======

LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long term debt to a shareholder	$79,000
Notes payable	204,000
Accounts payable	817,000
Accrued expenses	932,000
Deferred taxes	149,000
Income taxes payable	467,000
__________
Total current liabilities	2,648,000

Long-term debt to a shareholder, net of current portion	250,000
__________

Total liabilities	2,898,000
__________
Commitments and contingencies

Shareholders' equity:
Series A convertible preferred shares, no par value; liquidation preference of $3.60 per share; 10,000,000 shares authorized; 78,129 shares issued
and outstanding	283,000
Common shares, no par value; 50,000,000 shares authorized;
8,787,300 shares issued and outstanding	15,020,000
Accumulated deficit	(6,356,000)
__________
8,947,000
Receivable for stock purchase	(101,000)
__________
Total shareholders' equity	8,846,000
__________
Total liabilities and shareholders' equity	$11,744,000
=======

See "Notes to Consolidated Financial Statements."

15-16

PRO-DEX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
 Years Ended June 30, 2001 and 2000

	2001	2000
	__________	__________
Net sales	$14,844,000	$16,398,000

Cost of sales (Includes rent paid to a director of
$358,000 and $352,000 for 2001 and 2000)	8,090,000	7,907,000
	__________	__________

Gross profits	6,754,000	8,491,000
	__________	__________

Operating expenses:
Selling	1,027,000	1,245,000
General and administrative	3,650,000	3,507,000
Research and development	1,672,000	1,578,000
Amortization	490,000	489,000
Unusual charges	1,134,000	--
	__________	__________
Total operating expenses	7,973,000	6,819,000
	__________	__________

Income (loss) from operations	(1,219,000)	1,672,000
	__________	__________

Other income (expense):
Other income (expense)	(49,000)	89,000
Interest (expense)	(858,000)	(1,113,000)
	__________	__________
Total	(907,000)	(1,024,000)
	__________	__________

Income (loss) from continuing operations before income taxes (credits)	(2,126,000)	648,000
Income taxes (credits)	(829,000)	259,000
	__________	__________

Income (loss) from continuing operations	(1,297,000)	389,000
Discontinued operations:
Income from discontinued operations (net of taxes of $116,000 and $799,000 for 2001 and 2000, respectively)	182,000	1,152,000
Gain on disposal of discontinued operations (net of taxes of $2,533,000)	3,962,000	--
	__________	__________
Net income	$2,847,000	$1,541,000
	========	========

Earnings (loss) per common share:
Income (loss) from continuing operations:
Basic	$(0.15)	$0.04
Diluted	(0.15)	0.04

Income from discontinued operations:
Basic	$0.47	$0.14
Diluted	0.47	0.13

Net income:
Basic	$0.32	$0.18
Diluted	0.32	0.17

Weighted average common and common equivalents
Shares outstanding
Basic	8,787,300	8,787,300
Diluted	8,787,300	8,949,300

See "Notes to Consolidated Financial Statements."

17-18

PRO-DEX, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY Years Ended June 30, 2001 and 2000
	Preferred Shares		Common Shares
	Number		Number			Receivable
	of		of		Accumulated	for Stock
	Shares	Amount	Shares	Amount	Deficit	Purchase	Total
	______________________________________________________________________
Balance, June 30, 1999	78,129	$283,000	8,787,300	$14,838,000	($10,744,000)	($151,000)	4,226,000

Stock based compensation				138,000			138,000

Services received						25,000	25,000

Net income	--	--	--	--	1,541,000	--	1,541,000
	______________________________________________________________________
Balance, June 30, 2000	78,129	$283,000	8,787,300	$14,976,000	($9,203,000)	($126,000)	$5,930,000

Stock Based Compensation	--	--	--	44,000	--	--	44,000
Services Received	--	--	--	--	--	25,000	25,000

Net income	--	--	--	--	2847,000	--	2,847,000
	______________________________________________________________________
Balance, June 30, 2001	78,129	$283,000	8,787,300	$15,020,000	($6,356,000)	($101,000)	$8,846,000
	______________________________________________________________________

See "Notes to Consolidated Financial Statements."

PRO-DEX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
 Years Ended June 30, 2001 and 2000
	2001	2000
	__________	__________
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,847,000	$1,541,000
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	958,000	1,196,000
Provision for doubtful accounts	11,000	36,000
Gain on disposal of discontinued operations	(3,962,000)	-
Loss on disposal of property and equipment	148,000	-
Impairment of intangible assets	473,000	-
Non-cash compensation	25,000	163,000
Deferred taxes	(1,304,000)	1,060,000
Other	126,000
Change in working capital components net of effects
from discontinued operations:
(Increase) decrease in accounts receivable	824,000	(813,000)
Decrease in inventories	23,000	453,000
(Increase) decrease in prepaid expenses	(24,000)	46,000
Decrease in other assets	148,000	93,000
Increase (decrease) in accounts payable and accrued expense	323,000	(1,782,000)
	__________	__________

Net cash provided by operating activities	616,000	1,993,000
	__________	__________

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of discontinued operations	6,865,000	-
Purchase of equipment	(152,000)	(221,000)
	__________	__________

Net cash flows provided by (used in) investing activities	6,713,000	(221,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Deferred acquisition cost	-	(125,000)
Loan acquisition cost	-	(84,000)
Principal payments on long-term borrowings	(7,104,000)	(1,197,000)
	__________	__________

Net cash flows (used in) financing activities	(7,104,000)	(1,406,000)
	__________	__________

NET INCREASE IN CASH
AND CASH EQUIVALENTS	225,000	366,000
Cash and cash equivalents, beginning of period	473,000	107,000
	__________	__________
Cash and cash equivalents, end of period	$698,000	$473,000
	========	========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for interest	$819,000	$1,185,000
Cash payments for income taxes	$158,000	$2,600

Non-cash investing and financing activities:
Property transferred to real estate available for sale	$471,000	$-
	__________	__________
Discontinued operations:

Working capital	$(1,162,000)	$-
Fair value of assets disposed, principally fixed assets	(480,000)	-
Escrow receivable obtained upon disposal of operations	2,400,000	-
Proceeds from sale of discontinued operations	6,600,000	-
Fees paid to others	(493,000)	-
	__________	__________
	$6,865,000	$-
	========	========

See "Notes to Consolidated Financial Statements."

20-21

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 JUNE 30, 2001 AND 2000

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

Nature of Business

        Pro-Dex, Inc. (the Company) is the parent of two operating subsidiaries, Micro Motors, Inc. (Micro), and Oregon Micro Systems, Inc. (OMS). Micro manufactures miniature pneumatic motors used in dental, medical, and industrial devices worldwide as well as a complete line of dental handpieces. OMS designs, develops and manufactures motion control products used predominantly in the computer chip manufacturing industry. The Company extends credit to its customers, all on an unsecured basis, on terms that it establishes for individual customers. Customers are located predominately in the United States. Many of the Company's products are regulated by a number of state and federal regulatory bodies, including the Environmental Protection Agency ("EPA") and the Food and Drug Administration ("FDA"). While the Company's management and management of each of the Company's operating subsidiaries make every effort to maintain full compliance with all applicable laws and regulations, there exists an ongoing risk that one or more of its activities may at some point be determined to be non-compliant. Notwithstanding the risks inherent in the Company's business sectors, management believes that each of the Company's subsidiaries enjoys a good reputation for compliance with applicable regulations.

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

Cash and Cash Equivalents

        The Company considers highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Inventories

        Inventories are stated at the lower of cost (the first-in, first-out method) or market and consist of the following as of June 30, 2001:
Raw materials	$826,000
Work in process	171,000
Finished goods	2,601,000
__________
Total	3,598,000
Reserve for slow moving inventories	(591,000)
__________
Total inventories, net	$3,007,000
========

Equipment

        Equipment is recorded at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets as follows: equipment -- 3-10 years; leasehold improvements -- 7 years. Leasehold improvements are depreciated over the shorter of the term of the lease or their estimated useful lives.

        The following table summarizes fixed assets as of June 30, 2001:
Equipment	$3,564,000
Leasehold Improvements	61,000
__________
Total	3,625,000
Accumulated Depreciation	2,361,000
__________
Total Fixed Assets, net	$1,264,000
========

Intangible Assets

        Intangible assets include patents and the cost of net assets acquired in excess of fair value, which are amortized on a straight-line basis over their estimated useful lives ranging from 7 to 20 years.

        The following table summarizes intangible assets as of June 30, 2001.
Goodwill	$3,165,000
Patents	2,692,000
__________
Total	5,857,000
Accumulated amortization	(4,072,000)
__________
Total Intangible Assets, net	$1,785,000
========

        The Company evaluates impairment of its long-lived assets and certain intangible assets whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. An asset is deemed impaired if the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impaired assets are valued at the lower of recorded cost or fair value. At June 30, 2001, management determined that the remaining assets were not considered to be impaired.

Advertising

        The Company expenses the cost of advertising the first time the advertising takes place. The Company's balance sheet contains no deferred advertising costs. The Company incurred advertising expenses of approximately $71,000 and $81,000 in 2001 and 2000, respectively.

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

Use of Estimates

        The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Stock-based Compensation

        The Company accounts for stock-based employee compensation under the requirements of Accounting Principles board (APB) Opinion No. 25 and related interpretations, which does not require compensation to be recorded if the consideration to be received is at least equal to fair value at the measurement date. Non-employee stock-based transactions are accounted for under the requirements of the Financial Accounting Standards Board's (FASB) Statement of Financial Accounting Standard (SFAS) No. 123 "Accounting for Stock Based Compensation" which requires compensation to be recorded based on the fair value of the securities issued or the services received, whichever is more reliably measurable. The Company determines fair value at the measurement date based upon the trading price of its stock. The Company considers outside directors as employees for the purpose of applying this Statement.

New Pronouncement

        In June 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (SFAS No. 141) and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). SFAS No. 141 addresses financial accounting and reporting for business combinations and is effective for all business combinations after June 30, 2001. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assts and is effective for fiscal years beginning after December 15, 2001. The Company will adopt SFAS 141 and 142 on July 1, 2002. The Company is in the process of determining the expected impact on earnings and existing goodwill and other intangibles upon adoption which will include the elimination of goodwill amortization and may include additional goodwill impairment. Goodwill amortization expense for the year ended June 30, 2001 was approximately $100,000. As of June 30, 2001, goodwill net of accumulated amortization totaled $1,368,000 and is being amortized over 15 years.

        In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144). SFAS No. 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. The Company is required to adopt this Statement on July 1, 2002. The Company has not determined the impact that this Statement will have on its financial statements.

NOTE 2 - FUNDS HELD IN ESCROW, NET

        Pursuant to the escrow agreement between the Company and Young Colorado LLC (Note 11), certain funds from the sale of the assets of Biotrol/Challenge were held in escrow for future potential contingencies. These funds are invested in a US treasury securities money market account, and are recorded at fair market value net of a 10% reserve. As of June 30, 2001 the fair market value of the account was $2.4 million. The escrow agreement contains various scheduled release dates for the funds. $1.5 million of the escrow money can be released based on the performance of certain events but in no event beyond one year. The balance of $900,000 is scheduled to be released over a fifteen month period with 25% available six months after the close of the transaction, and 25% each quarter thereafter.

NOTE 3 - REAL ESTATE AVAILABLE FOR SALE

         Real estate available for sale represents land and buildings located in Osage Beach, Missouri; formally used in the operations of Challenge Products. The real estate was not included in the assets sold to Young Colorado LLC (Note 11). Real estate available for sale is recorded at the lower of the amortized cost or fair market value. The real estate is evaluated regularly by management, and adjustments of the carrying amount to the fair market value are recorded as necessary. No adjustments to the carrying amount were recorded upon transfer to available for sale. The real estate is currently listed with a broker.

NOTE 4 - FOURTH QUARTER ADJUSMENTS

         During the fourth quarter ended June 30, 2001 there were several significant adjustments that resulted in the Company reducing income by approximately $1,192,000. Most of these adjustments related to material changes in estimates and write-offs of intangible assets. Management determined that approximately $393,000 of inventory should be written off due to obsolescence and the reserve should be increased by approximately $275,000 due to slow moving inventory identified by management in the fourth quarter. Management determined that intangible assets, primarily a non-compete agreement with a previous owner of an acquired business, totaling $524,000, had no future value(Note 10).

NOTE 5 - LONG-TERM DEBT

        Following is a summary of long-term debt as of June 30, 2001:
Unsecured note to a stockholder, bearing
Interest at 7%, payments of $19,500 quarterly, including
Interest to June 30, 2006	$329,000

Less current portion	79,000
__________
Total long-term debt	$250,000
=======

NOTE 6- Notes Payable

        Following is a summary of notes payable:
Note payable to an officer of the Company
Bearing interest at a rate of 9.1%, due on demand	$65,000

Other secured notes at various interest rates and various maturities	139,000
__________
Total	$204,000
========

NOTE 7- COMMITMENTS AND CONTINGENCIES

        Micro leases office and warehouse facilities from the Company's largest shareholder. The Company and its subsidiaries also lease other office and warehouse facilities from unrelated parties under lease agreements expiring through June 2006. These leases generally require the Company to pay insurance, taxes, and other expenses related to the leased space. Total rent expense was $509,000 and $519,000, including approximately $358,000 paid to the Company's largest shareholder for the years ended June 30, 2000 and 1999, respectively. Future minimum lease payments for the years ending June 30, are; 2002, $260,000; 2003, $187,000; 2004, $150,000; 2005, $150,000; 2006 $150,000 for a total of $897,000, including $737,000 to the Company's largest shareholder.

        Biotrol is named as a co-defendant by way of a joinder complaint in the case Snyder v. Patterson Dental, et al alleging personal injuries caused by exposure to latex gloves. The case is being held in the Court of Common Pleas, Philadelphia, Pennsylvania. To date management and legal council are unable to assess the likelihood of an unfavorable outcome and estimate the amount or range of potential loss if any at this time.

        The Company and its subsidiaries are currently party to other disputes, which involve or may involve litigation and claims for unspecified damages. Management believes that the outcome of these matters will not have a material adverse effect on the consolidated financial statements of the Company. However, the ultimate outcome in any litigation involves uncertainty. Management and legal council are unable to estimate the magnitude of the exposure to the Company in these matters. No accruals have been provided for in the accompanying consolidated financial statements.

NOTE 8 - INCOME TAXES

        The provision for income taxes (credits) for the years ended June 30, 2001 and 2000 is as follows:
	2001	2000
Current taxes (credits)	$(44,000)	$(743,000)
Deferred taxes (credits)	(785,000)	1,002,000
	________	__________
	$(829,000)	$259,000
	=======	=======

        A reconciliation of expected tax expense (credit) to the amount computed by applying the federal statutory income tax rates to income (loss) before income taxes (credits) is as follows:
	2001	2000
Federal income taxes (credits),
Computed at the statutory rate	$(744,000)	$226,000
State income taxes (credits)	(102,000)	31,000
Non-deductible items, primarily goodwill	35,000	14,000
Other	(18,000)	(12,000)
	________	________
	$(829,000)	$259,000
	=======	=======

Deferred income tax assets and liabilities in the accompanying balance sheet at June 30, 2001 consist of the following:
Assets:
Accrued expenses	$177,000
Intangible assets	1,065,000
Inventories	289,000
Other	26,000
----------------
Total deferred tax assets	1,557,000
Liabilities:
Installment gain on sale of discontinued operations	(641,000)
Equipment	(304,000)
----------------
Total deferred tax liabilities	(945,000)
----------------
Net deferred tax assets	$612,000
=======

        The components giving rise to the net deferred tax assets (liabilities) described above have been included in the accompanying balance sheet as of June 30, 2001 as follows:

Non-current assets	$ 761,000
Current (liabilities)	(149,000)
$ 612,000
=======

        Net realizable deferred tax assets could be reduced in the near term if estimates of future profitability are reduced or if future changes in the ownership of the Company occur.

NOTE 9 - SHAREHOLDERS' EQUITY

Stock Options

        The Board of Directors and the shareholders of the Company have approved and adopted three plans, pursuant to which options to purchase 2,150,000 shares of common stock can be granted to officers, directors, employees and to others expected to provide significant services to the Company. There are 700,639 shares remaining in the option plans, which are available for grant in future years.

Transactions involving the stock options are summarized as follows:

	2001		2000
Fixed Options	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price
_______________________________________________________________________________
Outstanding at beginning of year	1,409,361	$2.10	1,274,361	$ 2.10
Granted	105,000	2.50	165,000	2.03
Exercised	-	-	-	-
Forfeited	(230,000)	1.94	(30,000)	2.00
	_________________________________________________
Outstanding at end of year	1,284,361	$2.16	1,409,361	$ 2.10
	_________________________________________________
Exercisable at end of year	1,139,361	$2.12	1,211,861	$ 2.11
	_________________________________________________
Weighted-average fair value per
Option granted during the year		$1.80		$ 1.38

A further summary about fixed options outstanding June 30, 2001, is as follows:
	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
______________________________________________________________________________
$1.25 to $2.00	290,000	5.7 years	$ 1.57	280,000	$ 1.56
$2.05 to $2.44	712,607	5.7 years	2.22	647,607	2.22
$2.50 to $2.90	281,754	5.6 years	2.59	211,754	2.56
	_________		__________________________________
	1,284,361		$ 2.16	139,361	$ 2.12
	=======		==============================

        The three option plans are substantially similar and call for the vesting as approved by the Board of Directors, and allow for the options to be outstanding for a period of ten years. Under the Company's plans, employees of the discontinued operations had until July 12, 2001 to exercise their options or they expire. At June 30, 2001 these employees held 80,000 stock options. Grants under the Company's stock option plans are accounted for following APB Opinion No. 25 and related interpretations. Had compensation cost for the stock-based compensation plans been determined based on the grant date fair values of awards (the method described in SFAS No. 123), reported net income and basic and diluted earnings per common share would have been adjusted to the pro forma amounts shown below:
	2001	2000
Net income
As reported	$2,847,000	$1,541,000
Pro forma	2,730,000	1,294,000

Earnings per common share
Basic
As reported	$0.32	$0.18
Pro forma	0.31	0.15
Diluted
As reported	$0.32	$0.17
Pro forma	0.31	0.15

        The fair value of each grant is estimated at the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions: no dividend rate for all years; price volatility of 64% to 69% in 2001, and 69% in 2000; risk-free interest rates of approximately 4.8% to 6.1% in 2001 and 6.75% in 2000; and expected lives of five years.

Stock Warrants

        In prior years, the Company has issued warrants to acquire shares of common stock. At June 30, 2001, warrants to acquire 223,000 shares of common stock were outstanding. These warrants are fully vested, have a weighted-average exercise price of $2.04, and a weighted-average remaining life of 2.8 years.

Preferred Shares

        Holders of Series A preferred shares have no voting, dividend, or redemption rights. In the event of liquidation or dissolution, preferred shareholders are entitled to receive $3.60 per share. Each preferred share is convertible into one common share at the option of the holder.

Employee Stock Purchase Plan

        In July 1998, the Company adopted an Employee Stock Purchase Plan, under which up to 200,000 shares of common stock may be issued to substantially all full-time employees, if they choose to participate. Employees can choose each year to have between 1% and 10% of their defined earnings withheld to purchase the Company's common stock at a price that is 85% of the lower of the market price at July 1 and January 1 of each year or the date on which the shares are fully paid by the employee. The minimum purchase price under the plan is $2.00 per share, unless the Company's Stock Purchase Plan Committee determines a lower price is appropriate. During 2001 and 2000, no shares were purchased under the plan. As is permitted by generally accepted accounting principles, the Company follows the provisions of APB Opinion No. 25 in accounting for the plan and, accordingly, no compensation expense is recognized.

NOTE 10 - UNUSUAL CHARGES

        During the year ended June 30, 2001 management determined that a non-compete agreement with the previous owner of an acquired business no longer had any value to the Company. The Company has focused its efforts on developing new products and new markets to grow its business. As a result management determined that the Company would not sustain any damage if the previous owner decided to compete in the same line of business. The Company wrote off $473,000 of the non-compete agreement that it deemed had no future value. The Company also wrote off fees and expenses in connection with failed merger and acquisition activity amounting to $493,000 during the year ended June 30, 2001. In addition the Company recorded an accrual for remediation costs in connection with the removal of contaminated soil of $97,000, and various other charges totaling $71,000 during the year ended June 30, 2001. In total the unusual charges for the current year amounted to $1,134,000.

NOTE 11 - BUSINESS DIVESTITURES AND DISCONTINUED OPERATIONS

        On June 12, 2001, the Company sold substantially all of the assets of its wholly owned subsidiaries, Biotrol International, Inc. and Challenge Products, Inc. to Young Colorado, LLC, a newly formed subsidiary of Young Innovations, Inc., for a purchase price of $9 million. The Company received $6.6 million of the purchase price at the closing. The balance of the purchase price of $2.4 million is escrowed to secure various warranties under the sale agreement. The Company has reserved $240,000 (10% of the escrow amount) for potential warranty obligations that may arise after the sale. To date no requests from the buyer have been received claiming amounts due under the escrow agreement. The escrow agreement runs for fifteen months with various release dates during the period. The assets sold comprised the Company's line of infection control and preventive chemical products for the dental industry. The divestiture has been presented as discontinued operations and as such, the 2000 consolidated financial statements have been retroactively restated. The gain from the sale of the assets is reported at approximately $3.9 million net of tax of $2.5 million.

NOTE 12 - SEGMENT INFORMATION

        The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies.

        After the 2001 divestiture (Note 11), there are two reportable segments: medical/dental equipment, and electronic motion controllers. The accounting policies applied to determine the segment information are the same as those described in the summary of significant accounting policies. Interest expense is allocated based upon the specific identification of debt incurred by the individual segment. Corporate overhead, the provision for income taxes, income from discontinued operations, and gain on disposal of discontinued operations are included in corporate profit, and are not allocated to the individual reported segments. Intersegment sales and transfers are accounted for at amounts that management believes provides the transferring segment with fair compensation for the products transferred, considering their condition, market demand, and, where appropriate, a reasonable profit that recognized which segment will be responsible for marketing costs. Management evaluates the performance of each segment based on income (loss) before income taxes.

        Revenue from discontinued operations and interest allocated to discontinued operations totaled $9,569,000 and $66,000 respectively for the year ended June 30, 2001. There was no allocation of corporate overhead to discontinued operations for the years 2001 or 2000.

        Financial information with respect to the reportable segments follows (in thousands):
2001	Micro Motors	Oregon Micro Systems	Corp.	Total
____________________________________________________________________
Sales from external customers	$7,744	$7,100		$14,844

Depreciation and amortization	402	474	82	958

Unusual charges	473		661	1,134

Interest expense	844		14	858

Segment profit (loss)	(2,404)	2,626	2,625	2,847

Segment assets	5,319	2,040	4,385	11,744

Expenditure for segment assets	128	20	4	152

2000	Micro Motors	Oregon Micro Systems	Biotrol	Challenge Products	Corp.	Total	Recon- ciliation	Total
___________________________________________________________________________________________
Sales from external customers	$7349	$8,748	$9,169	$1,404	--	$26,670	($10,272)	$16,398

Intersegment sales	301`	--		1,069	--	1,370	(1,370)

Depreciation and amortization	468	461	49	99	119	1,196	(148)	1,048

Unusual charge	--	--			--	--

Interest expense	584	13	1	111	427	1,136	(23)	1,113

Segment profit (loss)	(1,249)	4,089	1,791	161	(3,251)	1,541		1,541

Segment assets	6,707	2,993	2,442	1,480	2,801	16,423		16,423

Expenditure for segment assets	(28)	149	7	85	8	221		221

        The segment amounts reported for 2000 have been reconciled to the consolidated financial statements as restated for the effect of discontinued operations (Note 11).

        Sales to one customer for 2001 and 2000 were $2.53 million and $2.67 million, respectively. No other single customer generated in excess of 10% of consolidated sales.

NOTE 13 - EARNINGS PER SHARE

        The weighted-average number of common shares and common share equivalents outstanding during the years used to compute basic and diluted earnings/(loss) per common share is as follows:
	2001	2000
	__________	__________
Weighted-average common shares used in computation of
Basic earnings (loss) per share	8,787,300	8,787,300

Effect of dilutive securities:
Common stock options and warrants	-	83,871
Convertible preferred stock		78,129
	__________	__________

Weighted-average common and common share equivalents
used in the computation of diluted earnings (loss) per share	8,787,300	8,949,300
	========	========

* Common shares issuable upon exercise of the 39,065 employee stock options and common stock warrants (see Note 7) and upon the conversion of 78,129 shares of preferred shares have not been included in the 2001computation because their inclusion would have been antidilutive.

PRO-DEX, INC. AND SUBSIDIARIES

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

10.4(a)	Agreement to Extend Lease Agreement (Exhibit 10.4 Santa Rosa) dated May 4, 1994 (incorporated herein by reference to Exhibits 10.16 and 10.28 to Pro-Dex, Inc. Registration Statement No. 33-35790).
10.5*	Pro-Dex, Inc. 1988 Stock Option Plan (incorporated herein by reference to Exhibit 10.23 to Pro-Dex, Inc. Form 10-K for the year ended June 30, 1988 File No. 0-14942).
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

10.9*	Employment Agreement between Pro-Dex, Inc. and M. Larry Kyle, D.D.S. dated June 28, 1990 (incorporated herein by reference to Exhibit 10.34 to Pro-Dex, Inc. Registration Statement No. 33-35790).
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
10.15*

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

10.17*	1994 Stock Option Plan (incorporated herein by reference to Exhibit 10.21 to Pro-Dex, Inc. Registration Statement No. 33-74397).
10.18*	Director's Stock Option Plan (incorporated herein by reference to Exhibit 10.22 to Pro-Dex, Inc. Registration Statement No. 33-74397).
10.19

Lease Agreement dated December 29, 1993 between Fuoti Insurance Agency, Inc. & James C. & Susan E. Fuoti and Pro-Dex, Inc. & M. Larry Kyle, DDS. (Incorporated herein by reference to the Exhibit 10.23 to the Company's Form 10-KSB dated June 30, 1994).

10.20*

Consulting Agreement and Non-Competition Agreement, between Pro-Dex, Inc. and L. Wayne Hunter, dated July 26, 1995 (incorporated herein by reference to Exhibit 10.1 to the Company's Form 8-K dated July 26, 1996).

10.21*	Employment Agreement between Ronald G. Coss and Pro-Dex, Inc., dated July 26, 1995 (incorporated herein by reference to Exhibit 10.2 to the Company's Form 8-K dated July 26, 1996).
10.24

Letter Agreement, regarding rescission of Royalty Agreement between Pro-Dex, Inc., Challenge Products, Inc. and Charles Bull dated June 1996, together with Assignment of Patent (incorporated herein by reference to the Company's Form 10-K dated September 20, 1996).

10.25*	Employee Stock Purchase Plan (incorporated herein by reference to the Company's Form 10-K dated September 13, 1999).
10.26	Audit Committee Charter.
13.00

Form 8-K filed on April 10, 2001 announcing Dentsply's notification not to acquire Pro-Dex on terms previously announced, and asking for a proposal to acquire the dental related subsidiaries or Pro-Dex, namely, Biotrol International, Inc., Challenge Products, and Micro Motors. Pro-Dex management agreed to develop a proposal to accommodate Dentsply's desire.

21.00

The Company has the following subsidiaries incorporated in the following states; Biotrol International, Inc., a Delaware corporation; Challenge Products, Inc., a Missouri corporation; Micro Motors, Inc., a Colorado corporation; Oregon Micro Systems, Inc., an Oregon corporation.

27.00	Financial Data Schedule.

* denotes management contract or compensatory arrangement required to be filed as an exhibit to the Form 10-K.

32-34

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRO-DEX INC.

By: / s / Kent E. Searl
-----------------------------
Kent E. Searl
Chairman of the Board
and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/ s / Kent E. Searl	October 15, 2001
---------------------------------	------------------------------------
Kent E. Searl	Date
Chairman of the Board and
Chief Executive Officer and a Director
(Principal Executive Officer)

/ s / George J. Isaac	October 15, 2001
---------------------------------	-------------------------------------
George J. Isaac	Date
Chief Financial Officer and a Director
(Principal Financial and Accounting Officer)

/ s / Ronald A. Coss	October 15, 2001
----------------------------------	----------------------------------------
Ronald A. Coss	Date
Vice Chairman of the Board, Chief
Technology Officer and a Director

/ s / Robert A. Hovee	October 15, 2001
-----------------------------------	----------------------------------------
Robert A. Hovee	Date
Director

/ s / Franklin D. Brown	October 15, 2001
------------------------------------	-----------------------------------------
Franklin D. Brown	Date
Director