Form 10QSB
period 2001-09-30
PRO DEX INC
filed 2001-11-14
CIK 788920

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________

FORM 10-QSB

(Mark One)

[X]            Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the
                quarterly period ended September 30, 2001.

[  ]             Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from                                   to

Commission File Number 0-14942

PRO-DEX, INC.
(Exact name of small business issuer as specified in its charter)

Colorado	84-1261240
(State or other jurisdiction of	(IRS Employer Identification No.)
Incorporation or organization)

151 E. Columbine Avenue, Santa Ana, California 92707
(Address of principal executive offices)

Issuer's telephone number: 714 241 4411

650 So. Taylor Avenue, Ste. 20A, Louisville, Colorado 80027
(Former address)

Check whether the issuer (1) has filed all reports required by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [ ]

               The number of shares of the Registrant's no par value common stock outstanding as of November 10, 2001 was 8,787,300.

Transitional Small Business Disclosure Format
(Check One):

Yes [  ] No [X]

PRO-DEX, INC. AND SUBSIDIARIES

Table of Contents

		Page No.
PART I	Financial Information

Item 1.
	Financial Statements
	Consolidated Balance Sheets	1,2
	Consolidated Statements of Operations	3,4
	Consolidated Statements of Cash Flow	5
	Notes to Consolidated Financial Statements	6,8
Item 2.
	Management Discussion and Analysis	8-10

PART II	Other Information

Item 1.	Legal Proceedings	11

Item 6.	Exhibits and Reports on Forms 8-K	12

	Signatures	12

PRO-DEX, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS
	September 30,	June 30,
	2001	2001
	(unaudited)
Current assets:
Cash and cash equivalents	$289,000	$698,000
Funds held in escrow, net	2,177,000	2,164,000
Accounts receivable, net of allowance for doubtful
accounts of $31,000 and $44,000	1,983,000	1,386,000
Inventories, net	2,919,000	3,007,000
Prepaid expenses	75,000	96,000
Total current assets	7,443,000	7,351,000

Property and equipment	3,703,000	3,625,000
Less accumulated depreciation	(2,462,000)	(2,361,000)
Net property and equipment	1,241,000	1,264,000

Other assets:
Other	106,000	112,000
Real estate available for sale	471,000	471,000
Deferred taxes	768,000	761,000
Intangibles, net	1,663,000	1,785,000
Total other assets	3,008,000	3,129,000

Total assets	$11,692,000	$11,744,000

 See "Notes to Consolidated Financial Statements"

PRO-DEX, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS - CONTINUED

LIABILITIES & SHAREHOLDERS' EQUITY
September 30,		June 30,
	2001	2001
	(unaudited)
Current liabilities:
Current portion of long-term debt to a shareholder	$79,000	$79,000
Notes payable	197,000	204,000
Accounts payable	845,000	817,000
Accrued expenses	893,000	932,000
Deferred taxes	149,000	149,000
Income taxes payable	457,000	467,000
Total current liabilities	2,620,000	2,648,000

Long-term debt to a shareholder, net of current portion	230,000	250,000

Total liabilities	2,850,000	2,898,000

Shareholders' equity:
Series A convertible preferred shares, no par value; liquidation preference of $3.60 per share; 10,000,000 shares
authorized; 78,129 shares issued and outstanding	283,000	283,000
Common shares, no par value; 50,000,000 shares
authorized; 8,787,300 shares issued and outstanding	15,020,000	15,020,000
Accumulated deficit	(6,367,000)	(6,356,000)
	8,936,000	8,947,000
Receivable for stock purchase	(94,000)	(101,000)
Total shareholders' equity	8,842,000	8,846,000

Total liabilities and shareholders' equity	$11,692,000	$11,744,000

 See "Notes to Consolidated Financial Statements"

PRO-DEX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
	Quarter ended September 30,
	2001	2000
	(unaudited)	(unaudited)

Net sales	$3,170,000	$4,311,000

Cost of sales (Includes rent paid to a director of
$37,000 and $89,000 for 2001 and 2000)	1,780,000	1,882,000

Gross profits	1,390,000	2,428,000

Operating expenses:
Selling	162,000	191,000
General and administrative	751,000	879,000
Research and development	379,000	446,000
Amortization	122,000	122,000
Total operating expenses	1,414,000	1,638,000

Income (loss) from operations	(24,000)	790,000

Other income (expense):
Other income (expense), net	23,000	18,000
Interest (expense)	(16,000)	(253,000)
Total	7,000	(235,000)

Income (loss) from continuing operations before income taxes (credits)	(17,000)	555,000
Income taxes (credits)	(6,000)	222,000

Income (loss) from continuing operations	$(11,000)	$333,000
Income from discontinued operations (net of tax of $62,000)	-	93,000

Net income (loss)	(11,000)	426,000

 See "Notes to Consolidated Financial Statements"

Earnings (loss) per common share:
Income (loss) from continuing operations
Basic	$0.00	$0.04
Diluted	0.00	0.04

Income from discontinued operations:
Basic	$0.00	$0.01
Diluted	0.00	0.01

Net income:
Basic	$0.00	$0.05
Diluted	0.00	0.05

Weighted average common and common equivalents
shares outstanding:
Basic	8,787,300	8,787,300
Diluted	8,787,300	8,971,802

 See "Notes to Consolidated Financial Statements"

PRO-DEX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Quarter ended September 30,
	2001	2000
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(11,000)	$426,000
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	223,000	293,000
Provision for doubtful accounts	-	1,000
Non-cash compensation	7,000	6,000
Deferred taxes	(7,000)	284,000
Change in working capital components net of effects
of purchases and divestitures:
(Increase) decrease in accounts receivable	(610,000)	592,000
(Increase) decrease in inventories	88,000	(676,000)
(Increase) decrease in prepaid expenses	21,000	(392,000)
Decrease in other assets	6,000	15,000
(Decrease) in accounts payable
and accrued expense	(11,000)	(151,000)
Increase (decrease) in income taxes payable	(10,000)	15,000

Net cash provided by (used in) operating activities	(304,000)	413,000

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(78,000)	(40,000)

Net cash flows (used in) investing activities	(78,000)	(40,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Net (payments on) proceeds from short-term borrowing	(7,000)	115,000
Principal payments on long-term borrowing	(20,000)	(503,000)

Net cash flows (used in) financing activities	(27,000)	(389,000)

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(409,000)	(16,000)
Cash and cash equivalents, beginning of period	698,000	473,000
Cash and cash equivalents, end of period	$289,000	$457,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for interest	$16,000	$282,910
Cash payments for income taxes	$10,000	$0

 See "Notes to Consolidated Financial Statements"

PRO-DEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 For Quarter Ended September 30, 2001

BASIS OF PRESENTATION

             The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended September 30, 2001are not necessarily indicative of the results that may be expected for the year ended June 30, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended June 30, 2001.

INVENTORIES

        Inventories are stated at the lower of cost (the first-in, first-out method) or market and consist of the following:
	2002	2001
Raw materials	$ 738,000	$ 826,000
Work in process	416,000	171,000
Finished goods	2,323,000	2,601,000
Total	3,477,000	3,598,000
Reserve for slow moving items	(558,000)	(591,000)
Total inventories, net	$ 2,919,000	$ 3,007,000

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

             The weighted-average number of common shares and common share equivalents outstanding during the year used to compute basic and diluted earnings per common share is as follows:

	2001	2000
Weighted-average common shares used in computation
of basic earnings per share	8,787,300	8,787,300

Effect of dilutive securities:
Common stock options and warrants	-	106,373
Convertible preferred stock	-	78,129

Weighted-average common and common share equivalents
used in the computation of diluted earnings per share	8,787,300	8,971,802

            Common shares issuable upon conversion of 78,129 shares of preferred stock have not been included in the 2001 computation because their inclusion would have been anti-dilutive.

LONG TERM DEBT

         Following is a summary of long-term debt:

	2002	2001
Unsecured note to a stockholder, bearing interest at 7%, payments of $19,000 quarterly, including interest to June 30, 2006	$309,000	$329,000

Less current portion	79,000	79,000

Total long-term debt	$230,000	$250,000

STOCK OPTIONS

             During the quarter ended September 30, 2001, the Company granted 15,000 and 75,000 stock options to a director and an employee respectively at the average price of $1.08 (fair market value of $0.59). The options vest over a period of 6 months and three years, and expire in ten years.

BUSINESS DIVESTITURES AND DISCONTINUED OPERATIONS

            On June 12, 2001, the Company sold substantially all of the assets of its two wholly owned subsidiaries, Biotrol International, Inc. and Challenge Products, Inc. to Young Colorado LLC, a newly formed subsidiary of Young Innovations, Inc., for a purchase price of $9 million. The Company received $6.6 million of the purchase price at the closing. The balance of the purchase price of $2.4 million is escrowed to secure various warranties under the sale agreement. The Company has reserved $240,000 (10% of the escrow amount) for potential warranty obligations that may arise after the sale. The escrow agreement runs for fifteen months with various release dates during the period. The assets sold comprised the Company's line of infection control and preventive chemical products for the dental industry. The divestiture has been presented as discontinued operations and as such the consolidated statements of operations and cash flows for the quarter ended September 30, 2000 have been retroactively restated.

COMMITMENTS AND CONTINGENCIES

            The Company has been served an Indemnification notice by Young Colorado, LLC, the buyer of the operating assets of the Company's Biotrol and Challenge operations, to recover losses and costs as they are incurred for certain breaches of representations and warranties related to compliance issues with FDCA, FIFRA, Environmental and other related Laws contained in the Agreement for Purchase and Sale of Assets, dated as of June 12, 2001 between Pro-Dex, Inc. (Seller), and Young Colorado, LLC, (Buyer). The actual costs and losses have not been determined, but the buyer contends that such losses and costs could exceed the escrow amount of $2.4 million. Management is unable to estimate the amount of loss, if any, that may occur from this claim.

SEGMENT INFORMATION

             The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies.

             After the 2001 divestiture the operations of Biotrol International, Inc., and Challenge Products, Inc., there are two reportable segments: medical/dental equipment , and electronic motion controllers. The accounting policies applied to determine the segment information are the same as those described in the summary of significant accounting policies. Interest expense is allocated based upon the specific identification of debt incurred by the individual segment. Corporate overhead and the provision for income taxes are not allocated to the individual reported segments. Inter-segment sales and transfers are accounted for at amounts that management believes provides the transferring segment with fair compensation for the products transferred, considering their condition, market demand, and, where appropriate, a reasonable profit that recognized which segment will be responsible for marketing costs. Management evaluates the performance of each segment based on income (loss) before income taxes.

            Revenue from discontinued operations and interest allocated to discontinued operations totaled $1,988,000 and $30,000 respectively for the quarter ended September 30, 2000. There was no allocation of corporate overhead to discontinued operations for the quarter ended September 30, 2000.

Financial information with respect to the reportable segments follows (in thousands):
2001	Micro Motors	Oregon Micro Systems	Corp.	Total

Sales from external customers	$2,381	$789	--	$ 3,170

Depreciation and amortization	88	115	20	223

Interest expense	15		1	16

Segment profit (loss)	325	(62)	(274)	(11)

Segment assets	6,313	2,025	3,354	11,692

Expenditure for segment assets	55	23	0	78

2000	Biotrol	Challenge	Micro Motors	Oregon Micro Systems	Corp.	Total	Recon- ciliation	Total

Sales from external Customers	$1,723	$ 265	$1,830	$2,481	--	$ 6,299	($1,988)	$4,311

Intersegment sales	--	310	--	--	--	310	(310)	--

Depreciation and amortization	17	27	110	118	21	293	(44)	249

Interest expense	--	30	222	--	31	283	(30)	253

Segment profit (loss)	184	(29)	(298)	1,309	(740)	426	--	426

Segment assets	2,387	1,442	6,432	3,521	2,548	16,330	--	16,330

Expenditure for segment assets	8	12	0	15	5	40	--	40

Item 2. Management's Discussion and Analysis

Results of Operations

             Forward Looking Statements. All forward looking statements in the following discussion of management's analysis of results of operation, liquidity and capital requirements, and the possible effect of inflation, as well as elsewhere in the Company's assumptions regarding factors such as (1) market acceptance of the products of each subsidiary, including brand and name recognition for quality and value in each of the Company's subsidiaries' markets, (2) existence, scope, defensibility and non-infringement of patents, trade-secrets and other trade rights, (3) each subsidiary's relative success in achieving and maintaining technical parity or superiority with competitors, (4) interest rates for domestic and Eurofunds, (5) the relative success of each subsidiary in attracting and retaining technical and sales personnel with the requisite skills to develop, manufacture and market the Company's products, (6) the non-occurrence of general economic downturns or downturns in any of the Company's market regions or industries (such as dental products and tools or computer chip manufacturers), (7) the relative competitiveness of products manufactured by the Company's facilities, including any contractors in the global economy, (8) the non-occurrence of natural and geopolitical disasters and events, (9) a stable regulatory environment in areas of significance to each of the Company's subsidiaries, (10) the Company's success in managing its regulatory relations and avoiding any adverse determinations, (11) the availability of talented senior executives for the parent and each of the subsidiaries, (12) other factors affecting the sales and profitability of the Company and its subsidiaries in each of its respective markets. Should any of the foregoing assumptions or other assumptions not listed fail to be realized, the forward-looking statements herein may be inaccurate. In making forward looking statements in this and other Sections of the Company's report on Form 10-QSB, the Company relies upon recently promulgated policies of the Securities and Exchange Commission and statutory provisions, including Section 21E of the Securities Exchange Act of 1934, which provide a safe-harbor for forward looking statements.

Results of Operations for the Quarter Ended September 30, 2001 Compared to the Quarter Ended September 30, 2000.

            On June 12, 2001, the Company sold substantially all of the assets of its two wholly owned subsidiaries, Biotrol, International, Inc., and Challenge Products, Inc. to Young, LLC, a newly formed subsidiary of Young Innovations, Inc., for a purchase price of $9 million. The Company received $6.6 million of the purchase price at the closing. The balance of the purchase price of $2.4 million is escrowed to secure various warranties under the sale agreement. The results of operations for the Biotrol and Challenge subsidiaries are reported as income from discontinued operations for the quarter ended September 30, 2000.

         Net sales by subsidiary follows:

	2001	2000	Increase/ (Decrease)
Micro Motors	2,381,000	1,829,000	552,000
Oregon Micro Systems	789,000	2,482,000	(1,693,000)
	$3,170,000	$4,311,000	$(1,041,000)

            Consolidated sales decreased 24.1% for the quarter ended September 30, 2001, compared to the quarter ended September 30, 2000, primarily due to a decrease in sales orders from customers. At Micro Motors, sales increased 30.2% for the quarter ended September 30, 2001 compared to the quarter ended September 30, 2000. Sales of medical products rose 253% from $149,000 in the quarter ended September 30, 2000 to $526,000 in the quarter ended September 30, 2001. Sales to dental customers rose 32% compared to the previous quarter. Sales to industrial customers declined 31% for the quarter. Revenue at Oregon Micro Systems decreased 68.2% for the quarter ended September 30, 2001 compared to the previous year's same quarter. The steep decline was caused by a severe reduction in orders from customers in the semiconductor fabrication equipment industry. Sales to other customers were flat for the quarter. There continues to be no sign of immediate recovery in the semiconductor industry. A strong sales effort at OMS continues to gain design wins that will provide opportunities for its products in the medical, semiconductor and distribution industries.

            Gross profits by subsidiary follows:
	2001	2000	Increase/ (Decrease)
Micro Motors	881,000	570,000	311,000
Oregon Micro Systems	509,000	1,858,000	(1,349,000)
	$1,390,000	$2,428,000	$(1,038,000)

            The Company's consolidated gross profit for the quarter ended September 30, 2001 decreased 42.8% over the same quarter in the previous year due to reduced sales at OMS. Gross profit as a percentage of sales decreased to 43.8% for the quarter ended September 30, 2001 compared to 56.3% for the quarter ended September 30, 2000 caused by less absorption of manufacturing overhead due to lower sales. Gross profit dollars and percentage increased at Micro due to sales of higher priced products.

             Operating expenses decreased to $1,414,000 for the quarter ended September 30, 2001 from $1,638,000 for the quarter ended September 30, 2000, a decrease of 13.7%. The decrease is mainly due to the contraction of corporate overhead caused in part by the consolidation of the corporate offices in Santa Ana, California.

            Net interest expense decreased $237,000 in the first quarter of fiscal 2001 due to the payoff of the Company's entire bank debt on June 12, 2001 with the use of the proceeds from the sale of the Biotrol and Challenge operations.

            The Company's effective tax rate on income (loss) from operations is 40% for the quarters ended September 30, 2001, and 2000. The Company's effective tax rate for income from discontinued operations is 40% for quarter ended September 30, 2000.

            Net income from continuing operations decreased $343,000 for the quarter ended September 30, 2001 compared to the quarter ended September 30, 2000. Lower sales and gross profits were the main reasons for the decrease. The Company had income from discontinued operations of $93,000 net of taxes of $62,000 for the quarter ended September 30, 2000.

            The Company sustained a net (loss) for the quarter ended September 30, 2001 of ($11,000) compared to net income of $426,000 for the quarter ended September 30, 2000.

Liquidity and Capital Resources

            The operations of the Company are conducted primarily through its wholly owned subsidiaries. On June 12, 2001 the Company paid off its bank debt of approximately $5.6 million to Harris Bank and Trust utilizing the proceeds from the sale of its Biotrol and Challenge operating assets. The Company's working capital at September 30, 2001 was approximately $4.8 million with no bank debt. Management is actively seeking a banking relationship to secure a credit facility to provide working capital should the need arise. Management believes that the Company's working capital needs over the next twelve months can be adequately supported by current operations and current cash reserves. Management continues to reduce corporate overhead and consolidate operations for greater efficiency.

PART II
OTHER INFORMATION

Item 1 - Legal Proceedings

The Company has received an indemnification notice from Young Colorado, LLC dated November 9, 2001 pursuant to the Agreement for Purchase and Sale of Assets, dated as of June 12, 2001 (the "Agreement") by and among Young Colorado, LLC ("Young"), and (the Company, Pro-Dex Management, Inc. ("PDMI"), Biotrol International ("Biotrol") and Challenge Products, Inc. ("Challenge" and together with Biotrol collectively, ("Seller"). Biotrol and Challenge are wholly owned subsidiaries of the Company. Young has notified the Company of various breaches of representations and warranties set forth in the Agreement including Seller's failure to be in compliance with FDCA, FIFRA, Environmental Laws and other related Laws. In addition, the Company has been notified that there are significant compliance costs that must be paid by the Company. Young alleges that the foregoing has resulted in a loss and compliance costs for which Young will be seeking indemnification in accordance with the Agreement. The amounts of losses and compliance costs have not been determined, Young asserts that such losses and compliance costs could exceed the entire escrow amount of $2.4 million as established pursuant to the Agreement. As a result Young has provided the escrow agent a Buyer's Release Notice preventing any portion of the escrow amount from being distributed to the Company pending the finalization of the indemnifiable amounts. The Company intends to vigorously defend its position with respect to the foregoing allegations and indemnification demands, and protect its rights with respect to the escrow amount.

Item 6 - Exhibits and Reports on Form 8-K

    (a)    Exhibits

        3.1     Articles of Incorporation (Incorporated herein by reference to Exhibit 3.1 to Pro-Dex, Inc. Registration
                 Statement No. 33-74397.)

        3.2    By-Laws of the Company (Incorporated herein by reference to Exhibit 3.2 to Pro-Dex, Inc. Registration
                 Statement No. 33-74397.)

        4.1    Specimen Stock Certificate of the Company (Incorporated herein by reference to Exhibits of Pro-Dex,
                 Inc. Registration Statement No. 33-74397.)

    (b)     13.00 Form 8-K filed on August 1, 2001 announcing the resignation of director Richard Reinhardt.

            In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 10, 2001	/s/ Kent E. Searl
_______________________________
Kent E. Searl, Chairman

Date: November 10, 2001	/s/ George J. Isaac
_______________________________
George J. Isaac, Chief Financial Officer