Form 10QSB
period 2001-12-31
PRO DEX INC
filed 2002-02-19
CIK 788920

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________

FORM 10-QSB

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2001.

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____ to ____.

Commission File Number 0-14942

PRO-DEX, INC.
(Exact name of small business issuer in its charter)

Colorado	84-1261240
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

151 E. Columbine Avenue, Santa Ana, California 92707
 (Address of principal executive offices)

Issuer's telephone number: (714) 241-4411

Check whether the issuer (1) has filed all reports required by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]    No [ ]

The number of shares of the Registrant's no par value common stock outstanding as of January 31, 2002 was 8,787,300.

Transitional small business disclosure format:

Yes [ ] No [X ]

PRO-DEX, INC. AND SUBSIDIARIES

PRO-DEX, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS
	December 31,	June 30,
	2001	2001
	(unaudited)
Current assets:
Cash and cash equivalents	$92,000	$698,000
Funds held in escrow, net	1,930,000	2,164,000
Accounts receivable, net of allowance for doubtful
accounts of $43,000 and $44,000	1,415,000	1,386,000
Inventories, net	3,212,000	3,007,000
Prepaid expenses	86,000	96,000

Total current assets	6,735,000	7,351,000

Property and equipment	3,722,000	3,625,000
Less accumulated depreciation	(2,554,000)	(2,361,000)

Net property and equipment	1,168,000	1,264,000

Other assets:
Other	65,000	112,000
Real estate available for sale	471,000	471,000
Deferred taxes	1,097,000	761,000
Intangibles, net	1,541,000	1,785,000

Total other assets	3,174,000	3,129,000

Total assets	$11,077,000	$11,744,000

See "Notes to Consolidated Financial Statements."

PRO-DEX, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS - CONTINUED

LIABILITIES & SHAREHOLDERS' EQUITY
	December 31,	June 30,
	2001	2001
	(unaudited)
Current liabilities:
Current portion of long-term debt to a shareholder	$79,000	$79,000
Notes payable	197,000	204,000
Accounts payable	988,000	817,000
Accrued expenses	624,000	932,000
Deferred taxes	149,000	149,000
Income taxes payable	457,000	467,000

Total current liabilities	2,494,000	2,648,000

Long-term debt to a shareholder, net of current portion	242,000	250,000

Total liabilities	2,736,000	2,898,000

Shareholders' equity:
Series A convertible preferred shares, no par value; liquidation preference of $3.60 per share; 10,000,000 shares
authorized; 78,129 shares issued and outstanding	283,000	283,000
Common shares, no par value; 50,000,000 shares
authorized; 8,787,300 shares issued and outstanding	15,020,000	15,020,000
Accumulated deficit	(6,874,000)	(6,356,000)

	8,429,000	8,947,000

Receivable for stock purchase	(88,000)	(101,000)

Total shareholders' equity	8,341,000	8,846,000
Total liabilities and shareholders' equity	$11,077,000	$11,744,000

See "Notes to Consolidated Financial Statements."

PRO-DEX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
	Quarter ended December 31,
	2001	2000
	(unaudited)	(unaudited)

Net sales	$2,162,000	$4,565,000

Cost of sales (Includes rent paid to a director of
$37,000 and $89,000 for 2001 and 2000)	1,176,000	2,028,000

Gross profits	986,000	2,537,000

Operating expenses:
Selling	152,000	349,000
General and administrative	851,000	1,031,000
Research and development	328,000	433,000
Amortization	122,000	124,000
Unusual charges		424,000

Total operating expenses	1,453,000	2,361,000

Income (loss) from operations	(467,000)	176,000

Other income (expense):
Other income (expense), net	31,000	18,000
Interest (expense)	(20,000)	(198,000)

Total	11,000	(180,000)

Income (loss) from continuing operations before income taxes (credits)	(456,000)	(4,000)
Income taxes (credits)	(182,000)	(2,000)

Income (loss) from continuing operations	(274,000)	(2,000)

Income (loss) from discontinued operations (net of tax (credit)) of ($156,000) and $87,000)	(233,000)	38,000

Net income (loss)	$(507,000)	$36,000

Earnings per common and common equivalent share:
Income (loss) from continuing operations
Basic	$(0.03)	$(0.00)
Diluted	(0.03)	(0.00)

Income (loss) from discontinued operations:
Basic	$(0.03)	$0.00
Diluted	(0.03)	0.00

See "Notes to Consolidated Financial Statements."

Net Income:
Basic	$(0.06)	$0.00
Diluted	(0.06)	0.00

Weighted average number of common and
common equivalent shares outstanding:
Basic	8,787,300	8,787,300
Diluted	8,787,300	9,022,150

See "Notes to Consolidated Financial Statements."

PRO-DEX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
	Six months ended December 31,
	2001	2000
	(unaudited)	(unaudited)

Net sales	$5,332,000	$8,876,000

Cost of sales (Includes rent paid to a director of
$74,000 and $177,000 for 2001 and 2000)	2,956,000	3,910,000

Gross profits	2,376,000	4,966,000

Operating expenses:
Selling	314,000	540,000
General and administrative	1,602,000	1,910,000
Research and development	707,000	879,000
Amortization	244,000	246,000
Unusual charges		424,000

Total operating expenses	2,867,000	3,999,000

Income (loss) from operations	(491,000)	967,000

Other income (expense):
Other income (expense), net	54,000	36,000
Interest (expense)	(36,000)	(451,000)

Total	18,000	(415,000)

Income (loss) from continuing operations before income taxes (credits)	(473,000)	552,000
Income taxes (credits)	(188,000)	221,000

Income (loss) from continuing operations	(285,000)	331,000

Income (loss) from discontinued operations (net of tax (credit)) of ($156,000) and $87,000)	(233,000)	131,000

Net income	$(518,000)	$462,000

Earnings per common and common equivalent share:
Income (loss) from continuing operations
Basic	$(0.03)	$0.04
Diluted	(0.03)	0.04

Income (loss) from discontinued operations:
Basic	$(0.03)	$0.01
Diluted	(0.03)	0.01

See "Notes to Consolidated Financial Statements."

Net Income:
Basic	$(0.06)	$0.05
Diluted	(0.06)	0.05

Weighted average number of common and
common equivalent shares outstanding:
Basic	8,787,300	8,787,300
Diluted	8,787,300	8,996,976

See "Notes to Consolidated Financial Statements."

PRO-DEX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Six months ended December 31,
	2001	2000
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(518,000)	$462,000
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	437,000	601,000
Loss on Disposal of discontinued operations	234,000	--
Provision for doubtful accounts	1,000	90,000
Non-cash compensation	13,000	13,000
Deferred taxes	(336,000)	266,000
Change in working capital components net of effects
of purchases and divestitures:
(Increase) decrease in accounts receivable	(30,000)	270,000
(Increase) in inventories	(205,000)	(642,000)
Decrease (increase) in prepaid expenses	10,000	(217,000)
Decrease in other assets	47,000	185,000
(Decrease) in accounts payable
and accrued expenses	(137,000)	(168,000)
(Decrease) in income taxes payable	(10,000)	(47,000)

Net cash provided by (used in) operating activities	(494,000)	813,000

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of property and equipment	1,000	8,000
Purchase of property and equipment	(98,000)	(120,000)

Net cash flows (used in) investing activities	(97,000)	(112,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds (payments) from short-term borrowing	--	115,000
Principal proceeds (payments) on long-term borrowing	(15,000)	(1,111,000)

Net cash flows (used in) financing activities	(15,000)	(996,000)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(606,000)	(295,000)
Cash and cash equivalents, beginning of period	698,000	473,000

Cash and cash equivalents, end of period	$92,000	$178,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for interest	$38,000	$503,000
Cash payments for income taxes	$10,000	$78,000

See "Notes to Consolidated Financial Statements."

PRO-DEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For Quarter and Six months Ended December 31, 2001

BASIS OF PRESENTATION

           The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended December 31, 2001 are not necessarily indicative of the results that may be expected for the year ended June 30, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended June 30, 2001.

INVENTORIES

       Inventories are stated at the lower of cost (the first-in, first-out method) or market and consist of the following:

	December 31, 2001	June 30, 2001
Raw materials	$ 718,000	$ 826,000
Work in process	505,000	171,000
Finished goods	2,535,000	2,601,000
Total	3,758,000	3,598,000
Reserve for slow moving items	(546,000)	(591,000)
Total inventories, net	$ 3,212,000	$ 3,007,000

       In determining reserves, management analyzes raw materials and finished goods for slow moving material. Inventory with more than 24 months of estimated usage on hand have been reserved at 20% of carrying value, more than 36 months have been reserved at 50%, more than 48 months have been reserved at 100%.

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

           The weighted-average number of common shares and common share equivalents outstanding during the year used to compute basic and diluted earnings per common share is as follows:

	Quarter ended December 31, 2001	Six-months ended December 31, 2001	Quarter ended December 31, 2000	Six-months ended December 31, 2000
Weighted-average common shares used in computation of basic earnings per share	8,787,300	8,787,300	8,787,300	8,787,300
Effect of dilutive securities:
Common stock options and warrants	--	--	156,721	131,547
Convertible preferred stock	--	--	78,129	78,129
Weighted-average common and common share equivalents used in the computation of diluted earnings per share	8,787,300	8,787,300	9, 022,150	8,996,976

           Common shares issuable upon the exercise of employee stock options and common stock warrants are equivalent to 224 shares outstanding and the effect of 78,129 common shares that are issuable upon conversion of preferred stock have not been included in the 2001 computation because their inclusion would have been anti-dilutive.

LONG TERM DEBT

The total debt to a stockholder represents the net amount of an $817,000 debt less a receivable from the same stockholder of $496,000. Since the Company has a legal right to offset the note receivable against the note payable in the event of non-payment, the Company has presented the note payable net of the related note receivable. Both notes bear interest at 7%. The notes payable requires quarterly payments of $50,000 through June 30, 2006. The note receivable requires quarterly payments of $30,400 through June 30, 2006.

Following is a summary of long-term debt:
	2002	2001
Unsecured note to a stockholder, net of related receivable	$321,000	$329,000
Less current portion	79,000	79,000
Total long-term debt	$242,000	$250,000
	========	========

STOCK OPTIONS

          During the quarter ended December 31, 2001, the Company granted 40,000 stock options to employees respectively at the average price of $1.26 (average fair market value of $0.70). The options vest over a period of four years, and expire in ten years.

WARRANTS

          During six months ended December 31, 2001, the Company granted 24,000 warrants to a former employee for services rendered in connection with consulting services provided over the same six month period. The warrants were issued at an average price of $0.975 (average fair market value of $0.55) and vested upon issuance. The fair value of each warrant is estimated at the grant date using the Black-Scholes option pricing model with the following weighted average assumptions: no dividend rate for all years; price volatility of 58.2% to 68.3% in 2002; risk-free interest rates of approximately 4.5% to 4% in 2002; and, expected lives of five years.

BUSINESS DIVESTITURES AND DISCONTINUED OPERATIONS

           On June 12, 2001, the Company sold substantially all of the assets of its two wholly owned subsidiaries, Biotrol International, Inc. and Challenge Products, Inc. to Young Colorado LLC, a newly formed subsidiary of Young Innovations, Inc., for a purchase price of $9 million. The Company received $6.6 million of the purchase price at the closing. The balance of the purchase price of $2.4 million is escrowed to secure various warranties under the sale agreement. The Company has reserved $500,000 for potential warranty obligations that may arise after the sale. The escrow agreement runs for fifteen months with various release dates during the period. The assets sold comprised the Company's line of infection control and preventive chemical products for the dental industry. The divestiture has been presented as discontinued operations and as such the consolidated statements of operations for the six months and quarter ended December 31, 2000 have been retroactively restated.

COMMITMENTS AND CONTINGENCIES

           The Company has received indemnification notices by Young Colorado, LLC, the buyer of the operating assets of the Company's Biotrol and Challenge operations, to recover alleged losses and costs as they are incurred for certain alleged breaches of representations and warranties related to compliance issues with the Food, Drug, and Cosmetic Act (FDCA), Federal Insecticide, Fungicide and Rodentcide Act (FIFRA), Environmental and other related Laws contained in the Agreement for Purchase and Sale of Assets, dated as of June 12, 2001 between Pro-Dex, Inc. (Seller), and Young Colorado, LLC, (Buyer). In February 2002, the Company settled a complaint with the EPA related to the buyer's indemnification notice for alleged violations of FIFRA. As a result, the Company will pay $150,000 to the EPA, payable over a 15 month period. In February, 2002, the Company received a notice from Young stating various amounts due under the Agreement. These indentified amounts totaled approximately $200,000. In addition, the notices identified other matters but did not specify the amount of any claim, but asserts that their losses and compliance costs could exceed the entire escrow amount of $2.4 million. Management reserved an additional $150,000 for the unspecified claims. As a result of the settlement of the EPA matter and the notice received from Young, management increased the reserve for the escrow funds by $260,000 during the second quarter of 2001 bringing the total reserve to $500,000. Management recorded a charge, net of income tax effect, against discontinued operations for the increase in reserve plus additional items related to the sale. Management believes this reserve will be sufficient to provide for existing and future claims against the escrow account receivable, as it was determined through examining the legal costs to date, and projecting for the remaining issues.

SEGMENT INFORMATION

           The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies.

           After the 2001 divestiture of the operations of Biotrol International, Inc., and Challenge Products, Inc., there are two reportable segments; (i) medical/dental equipment and, (ii) electronic motion controllers. The accounting policies applied to determine the segment information are the same as those described in the summary of significant accounting policies. Interest expense is allocated based upon the specific identification of debt incurred by the individual segment. Corporate overhead and the provision for income taxes are not allocated to the individual reported segments. Inter-segment sales and transfers are accounted for at amounts that management believes provides the transferring segment with fair compensation for the products transferred, considering their condition, market demand, and, where appropriate, a reasonable profit that recognized which segment will be responsible for marketing costs. Management evaluates the performance of each segment based on income (loss) before income taxes.

           Revenue from discontinued operations totaled $4,732,000 and $2,744,000 respectively for the six months and quarter ended December 31, 2000. There was no allocation of corporate overhead to discontinued operations for the six months and quarter ended December 31, 2000.

Financial information with respect to the reportable segments follows (in thousands):

6 months ending December 31, 2001	Micro Motors	Oregon Micro Systems	Corp.	Total
Sales from external customers	$4,110	$1,222	--	$ 5,332
Depreciation and amortization	169	230	38	437
Interest expense	36	--	--	36
Segment profit (loss)	520	(273)	(720)	(473)
Segment assets	5,643	1,563	3,871	11,077
Expenditure for segment assets	75	23	--	98

6 months ending December 31, 2000	Biotrol	Challenge	Micro Motors	Oregon Micro Systems	Corp.	Total	Recon- ciliation	Total
Sales from external Customers	$4,247	$ 485	$3,688	$5,051	--	$ 13,471	($4,595)	$8,876
Intersegment sales	--	473	137	--	--	610	(610)	--
Segment profit (loss)	566	(351)	(705)	2,616	(1,664)	462	--	462
Depreciation & Amortization	33	99	205	242	41	620	(132)	488
Interest Expense	--	56	429	--	18	503	(52)	451
Segment assets	2,440	1,198	6,484	3,428	2,136	15,686	--	15,686
Expenditure for segment assets	70	12	13	20	5	120	--	120

3 months ending December 31, 2001	Micro Motors	Oregon Micro Systems	Corp.	Total
Sales from external customers	$1,729	$433	--	$2,162
Depreciation and amortization	81	115	18	214
Interest expense	19	--	1	20
Segment profit (loss)	194	(211)	(490)	(507)
Segment assets	5,643	1,563	3,871	11,077
Expenditure for segment assets	20	--	--	20

3 months ending December 31, 2000	Biotrol	Challenge	Micro Motors	Oregon Micro Systems	Corp.	Total	Recon- ciliation	Total
Sales from external Customers	$2,523	$ 221	$1,936	$2,570	--	$7,250	($2,685)	$4,565
Intersegment sales	--	163	59	--	--	222	(222)	--
Segment profit (loss)	382	(349)	(406)	1,307	(898)	36	--	36
Depreciation & Amortization	16	72	95	124	20	327	(88)	239
Interest Expense	--	26	207	--	(11)	222	(24)	198
Segment assets	2,440	1,198	6,484	3,428	2,136	15,686	--	15,686
Expenditure for segment assets	62	--	13	5	--	80	--	80

The segment amounts reported for 2000 have been reconciled to the consolidated financial statements as restated for the effect of discontinued operations.

Item 2. Management's Discussion and Analysis

Results of Operations

           Forward Looking Statements. All forward looking statements in the following discussion of Management's Analysis of Results of Operation, Liquidity and Capital Resources, and the possible effect of inflation, as well as elsewhere in the Company's assumptions regarding factors such as (1) market acceptance of the products of each subsidiary, including brand and name recognition for quality and value in each of the Company's subsidiaries' markets, (2) existence, scope, defensibility and non-infringement of patents, trade-secrets and other trade rights, (3) each subsidiary's relative success in achieving and maintaining technical parity or superiority with competitors, (4) interest rates for domestic and Euro funds, (5) the relative success of each subsidiary in attracting and retaining technical and sales personnel with the requisite skills to develop, manufacture and market the Company's products, (6) the non-occurrence of general economic downturns or downturns in any of the Company's market regions or industries (such as dental products and tools or computer chip manufacturers), (7) the relative competitiveness of products manufactured by the Company's facilities, including any contractors in the global economy, (8) the non-occurrence of natural and geopolitical disasters and events, (9) a stable regulatory environment in areas of significance to each of the Company's subsidiaries, (10) the Company's success in managing its regulatory relations and avoiding any adverse determinations, (11) the availability of talented senior executives for the Company and each of its subsidiaries, and (12) other factors affecting the sales and profitability of the Company and its subsidiaries in each of its respective markets. Should any of the foregoing assumptions or other assumptions not listed fail to be realized, the forward-looking statements herein may be inaccurate. In making forward looking statements in this and other Sections of the Company's report on this Form 10-QSB, the Company relies upon recently promulgated policies of the Securities and Exchange Commission and statutory provisions, including Section 21E of the Securities Exchange Act of 1934, which provide a safe-harbor for forward looking statements.

Results of Operations for the Quarter Ended December 31, 2001 Compared to the Quarter Ended December 31, 2000.

           On June 12, 2001, the Company sold substantially all of the assets of its two wholly owned subsidiaries, Biotrol, International, Inc., and Challenge Products, Inc. to Young, LLC, a newly formed subsidiary of Young Innovations, Inc., for a purchase price of $9 million. The Company received $6.6 million of the purchase price at the closing. The balance of the purchase price of $2.4 million is escrowed to secure various warranties under the sale agreement. The results of operations for the Biotrol and Challenge subsidiaries are reported as income from discontinued operations for the quarter ended December 31, 2001.

       Net sales by subsidiary follows:

	2001	2000	Increase/ (Decrease)
Micro Motors	$1,729,000	$1,995,000	$(266,000)
Oregon Micro Systems	433,000	2,570,000	(2,137,000)
	$2,162,000	$4,565,000	$(2,403,000)

Consolidated sales decreased 53% for the quarter ended December 31, 2001, compared to the quarter ended December 31, 2000, primarily due to a decrease in sales orders, with the majority at the Company's wholly owned subsidiary Oregon Micro Systems, reflecting the continuing slowness in the semiconductor fabrication industry. At Micro Motors Inc., sales decreased 13% for the quarter ended December 31, 2001 compared to the quarter ended December 31, 2000. Sales of medical products fell 53% from $411,000 in the quarter ended December 31, 2000 to $191,000 in the quarter ended December 31, 2001 due to a customer directed delayed order delivery. Sales to dental customers fell 5% from $1,282,000 to $1,213,000 and sales to industrial customers rose 17% for the quarter from $180,000 to $211,000. Micro Motors sales are expected to improve in the next period as sales delayed from the second quarter should be realized in the third and fourth quarter of 2001. Revenue at Oregon Micro Systems decreased 83% for the quarter ended December 31, 2001 compared to the previous year's same quarter. The steep decline was caused by a severe reduction in orders from customers in the semiconductor fabrication equipment industry. There continues to be no sign of immediate recovery in the semiconductor industry. Management believes a strong sales effort at OMS continues to gain design wins that will provide opportunities for its products in the medical, semiconductor and distribution industries.

           Gross profits by subsidiary follows:

	2001	2000	Increase/ (Decrease)
Micro Motors	$759,000	$540,000	$219,000
Oregon Micro Systems	227,000	1,997,000	(1,770,000)
	$986,000	$2,537,000	$(1,551,000)

           The Company's consolidated gross profit for the quarter ended December 31, 2001 decreased 61% over the same quarter in the previous year due to reduced sales at OMS. Gross profit as a percentage of sales decreased to 46% for the quarter ended December 31, 2001 compared to 56% for the quarter ended December 31, 2000 caused by less absorption of manufacturing overhead due to lower sales. Gross profit dollars and percentage increased at Micro Motors due to sales of higher priced products.

           Operating expenses decreased to $1,453,000 for the quarter ended December 31, 2001 from $1,937,000 (before unusual charges) for the quarter ended December 31, 2000, a decrease of 25%. The decrease is mainly due to the cost cutting at both OMS and Micro Motors and the consolidation of the Micro Motors offices in Santa Ana, California.

           Net interest expense decreased $178,000 in the second quarter of fiscal 2001 due to the payoff of the Company's entire bank debt on June 12, 2001, with the use of the proceeds from the sale of the Biotrol and Challenge operations.

           The Company's effective tax rate on income (loss) from operations is 40% for the quarters ended December 31, 2001, and 2000. The Company's effective tax rate for income from discontinued operations is 40% for quarter ended December 31, 2000.

           Net income from continuing operations decreased $544,000 for the quarter ended December 31, 2001 compared to the quarter ended December 31, 2000. Lower sales and gross profits were the main reasons for the decrease. The Company incurred a net loss from discontinued operations of ($233,000) net of taxes.

           The Company sustained a net (loss) for the quarter ended December 31, 2001 of ($508,000) compared to net income of $36,000 for the quarter ended December 31, 2000.

Results of Operations for the Six Months Ended December 31, 2001 Compared to the Six Months Ended December 31, 2000.

       Net sales by subsidiary follows:

	2001	2000	Increase/ (Decrease)
Micro Motors	$4,110,000	$3,825,000	$285,000
Oregon Micro Systems	1,222,000	5,051,000	(3,831,000)

	$5,332,000	$8,876,000	$(3,544,000)

           Consolidated sales decreased 40% for the six months ended December 31, 2001, compared to the six months ended December 31, 2000, primarily due to a decrease in sales at OMS, reflecting the continuing slowness in the semiconductor fabrication industry. At Micro Motors, sales increased 7% for the six months ended December 31, 2001 compared to the six months ended December 31, 2000. Sales to dental customers increased 17% from $2,358,000 to $2,745,000 as new product and development contract sales were realized. Sales to industrial customers fell 16% and sales of medical products were relatively flat, with a 1% decrease for the six months ended December 31, 2001 compared to the six months ended December 31, 2000 for a combined drop of $97,000. Micro Motors sales are expected to improve in the next period as sales delayed from the second quarter should be realized in the third and fourth quarter of 2001. Revenue at OMS decreased 76% for the six months ended December 31, 2001 compared to the previous year's same the six months. The steep decline was caused by a severe reduction in orders from customers in the semiconductor fabrication equipment industry. There continues to be no sign of immediate recovery in the semiconductor industry. Management believes a strong sales effort at OMS continues to gain design wins that will provide opportunities for its products in the medical, semiconductor and distribution industries.

           Gross profits by subsidiary follows:

	2001	2000	Increase/ (Decrease)
Micro Motors	$1,640,000	$1,111,000	$529,000
Oregon Micro Systems	736,000	3,855,000	(3,119,000)
	$2,376,000	$4,966,000	$(2,590,000)

           The Company's consolidated gross profit for the six months ended December 31, 2001 decreased 52% over the same six months in the previous year due to reduced sales at OMS. Gross profit as a percentage of sales decreased to 45% for the six months ended December 31, 2001 compared to 56% for the six months ended December 31, 2000 caused by the lower sales at the higher margined OMS. Gross profit dollars and percentage increased at Micro Motors from 29% to 40% due to sales of higher priced products and manufacturing cost controls.

           Operating expenses decreased to $2,867,000 for the six months ended December 31, 2001 from $3,575,000 (before unusual charges) for the six months ended December 31, 2000, a decrease of 20%. The decrease is mainly due to the cost cutting at both OMS and Micro Motors and the consolidation of the Micro Motors offices in Santa Ana, California.

           Net interest expense decreased $415,000 in the first six months of fiscal 2001 due to the payoff of the Company's entire bank debt on June 12, 2001 with the use of the proceeds from the sale of the Biotrol and Challenge operations.

           The Company's effective tax rate on income (loss) from operations is 40% for the six months ended December 31, 2001, and 2000. The Company's effective tax rate for income from discontinued operations is 40% for the six months ended December 31, 2000.

           Net income from continuing operations decreased $616,000 for the six months ended December 31, 2001 compared to the six months ended December 31, 2000 due to lower sales and gross profits. The Company sustained a net loss from discontinued operations of ($233,000) net of taxes.

           The Company sustained a net income (loss) for the six months ended December 31, 2001 of ($518,000) (($0.06)/share) compared to net income of $462,000 ($0.05/share) for the six months ended December 31, 2000.

Real Estate for sale

           Management believes it has properly estimated the fair market value for the property held for sale. However, the property is located in an area with few comparable transactions on which to base the estimate. A new real estate agent has been retained to assist in hastening the sale process, which includes continuing reanalysis of the property value. Should real estate prices decline, further provisions for impairment may be necessary.

Income Taxes

Net realizable deferred tax assets of $948,000 could be reduced in the near term if estimates of the future profitability are reduced or if future changes in the ownership of the Company occur. Management believes it is more likely than not that the net deferred asset is fully realizable and will be offset by future earnings.

Legal Proceedings

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

Liquidity and Capital Resources

           The operations of the Company are conducted primarily through its wholly owned subsidiaries, Micro Motors and OMS. On June 12, 2001 the Company paid off its bank debt of approximately $5.6 million to Harris Bank and Trust utilizing the proceeds from the sale of substantially all the assets of its Biotrol and Challenge operating subsidiaries. The Company's working capital at December 31, 2001 was approximately $4.2 million with no bank debt. Of the $4.2 million of working capital, $1.9 million is held in the escrow account. Management is working to free up the escrow account as soon as possible, and management believes the EPA settlement should lead to a resolution within the next quarter. The additional issues with the buyer include other government entity legal, compliance and settlement costs. Management is actively seeking a banking relationship to secure a credit facility to provide working capital should the need arise. Management believes that the Company's working capital needs over the next twelve months can be adequately supported by current operations and current cash reserves, although there can be no assurance that such operations and reserves will be sufficient to meet the such working capital requirements. In the event the Company's revenues from operations are materially lower than projected, cash reserves are insufficient to meet the Company's requirements as a result of such revenue shortfall, and the Company is unsuccessful in its attempts to find alternative sources of capital on terms acceptable to the Company, the resulting lack of liquidity is likely to materially adversely impact the Company's business operations and financial condition.

See discussion of inventory and escrow reserves in the notes to the financial statements.

PART II

OTHER INFORMATION

Item 1 - Legal Proceedings

The Company has received indemnification notices (the "Notices") from Young Colorado, LLC dated November 9, and February 15, 2001, respectively, pursuant to the Agreement for Purchase and Sale of Assets, dated as of June 12, 2001 (the "Agreement") by and among Young Colorado, LLC ("Young"), the Company, Pro-Dex Management, Inc., Biotrol International ("Biotrol") and Challenge Products, Inc. ("Challenge" and together with Biotrol collectively, ("Seller"). Biotrol and Challenge are wholly owned subsidiaries of the Company. In the Notices, Young has notified the Company of various alleged breaches of representations and warranties set forth in the Agreement including (i) Seller's alleged failure to be in compliance with FDA, FDCA, FIFRA, environmental laws and other related laws (ii) Seller's alleged failure to have standard operating procedures and other quality system/current good manufacturing practice procedures, and (iii) certain amounts (stated at $90,548) alleged owing by Biotrol under a purchase commitment to a third party upon which demand has been received. In addition, the Company has been notified that there are significant compliance costs that must be paid by the Company. Young alleges that the foregoing has resulted in a loss and compliance costs for which Young will be seeking indemnification in accordance with the Agreement, although the amounts of losses and compliance costs have not been determined, Young asserts that such losses and compliance costs could exceed the entire escrow amount of $2.4 million as established pursuant to the Agreement. As a result, Young has provided the escrow agent a "Buyer's Release Notice" preventing any portion of the escrow amount from being distributed to the Company pending the finalization of the indemnifiable amounts. In February 2002, the Company settled a complaint with the EPA related to one of the claims set forth in the Notices for alleged violations of FIFRA. As a result, the Company will pay $150,000 to the EPA, payable over a 15 month period. The Company intends to vigorously defend its position with respect to the foregoing allegations and indemnification demands, and protect its rights with respect to the escrow amount

Item 4 - Submission of Matter to a Vote of Security Holders

On November 29, 2001, the company held its 2001 annual Shareholders Meeting. At the Meeting the Company's shareholders (i) elected George J. Isaac and Franklin D. Brown as Class I directors and (ii) ratified the appointment of McGladrey & Pullen, LLP as the Company's independent auditors for the fiscal year ending June 30, 2002. Mr. Isaac received the following votes: For 7,749,965 Against 78,460 Abstain 0. Mr. Brown received the following votes: For 7,749,965 Against 78,460 Abstain 0. The proposal to ratify the appointment of McGladrey & Pullen, LLP received the following votes: For 7,740,900 Against 76,900 Abstain 11,210. The following directors continued service on the Company's Board and were not voted upon by the company's shareholders at the Annual Shareholders Meeting: Robert A. Hovee, Frank H. Zagar, Ronald G. Coss and Kent E Searl.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 19, 2002	/s/ Ronald Coss
_______________________________
Ronald Coss, Chairman

Date: February 19, 2002	/s/ Frank H. Zagar
_______________________________
Frank H. Zagar, President and CEO

Date: February 19, 2002	/s/ George J. Isaac
_______________________________
George J. Isaac, Chief Financial Officer