Form 10QSB
period 2002-03-31
PRO DEX INC
filed 2002-05-15
CIK 788920

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________________

FORM 10-QSB

(Mark One)
[X]     Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934. For the
           quarterly period ended March 31, 2002.

[  ]     Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934. For the
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

Yes [X]   No [ ]

The number of shares of the Registrant's no par value common stock outstanding as of May 15, 2002 was 8,787,300.

Transitional small business disclosure format:

Yes [  ]   No [X ]

PRO-DEX, INC. AND SUBSIDIARIES

Table of Contents

Page No.
PART I	Financial Information

Item 1.

Financial Statements
	Consolidated Balance Sheets	1-2

	Consolidated Statements of Operations	3-6

	Consolidated Statements of Cash Flow	7-8

	Notes to Consolidated Financial Statements	9-13

Item 2.

	Management Discussion and Analysis or Plan of Operation	14-18

PART II	Other Information

Item 1.	Legal Proceedings	18

	Signatures	18

PRO-DEX, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS
	March 31,	June 30,
	2002	2001
	(unaudited)
Current assets:
Cash and cash equivalents	$493,000	$698,000
Funds held in escrow, net	802,000	2,164,000
Accounts receivable, net of allowance for doubtful
accounts of $35,000 and $44,000	1,410,000	1,386,000
Inventories, net	3,330,000	3,007,000
Prepaid expenses	94,000	96,000

Total current assets	6,129,000	7,351,000

Property and equipment	3,937,000	3,625,000
Less accumulated depreciation	(2,660,000)	(2,361,000)

Net property and equipment	1,277,000	1,264,000

Other assets:
Other	22,000	112,000
Real estate available for sale	403,000	471,000
Deferred taxes	1,323,000	761,000
Intangibles, net	1,418,000	1,785,000

Total other assets	3,166,000	3,129,000

Total assets	$10,572,000	$11,744,000

See "Notes to Consolidated Financial Statements"

PRO-DEX, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS - CONTINUED

LIABILITIES & SHAREHOLDERS' EQUITY
March 31,		June 30,
	2002	2001
	(unaudited)
Current liabilities:
Current portion of long-term debt to a shareholder	$60,000	$79,000
Current portion of long-term leases payable	30,000	--
Notes payable	177,000	204,000
Accounts payable	719,000	817,000
Accrued expenses	810,000	932,000
Deferred taxes	149,000	149,000
Income taxes payable	221,000	467,000

Total current liabilities	2,166,000	2,648,000

Long-term debt to a shareholder, net of current portion	247,000	250,000
Long-term leases, net of current portion	148,000	--

Total liabilities	2,561,000	2,898,000

Shareholders' equity:
Series A convertible preferred shares, no par value; liquidation preference of $3.60 per share; 10,000,000 shares
authorized; 78,129 shares issued and outstanding	283,000	283,000
Common shares, no par value; 50,000,000 shares
authorized; 8,787,300 shares issued and outstanding	15,020,000	15,020,000
Accumulated deficit	(7,210,000)	(6,356,000)

	8,093,000	8,947,000

Receivable for stock purchase	(82,000)	(101,000)

Total shareholders' equity	8,011,000	8,846,000

Total liabilities and shareholders' equity	$10,572,000	11,744,000

See "Notes to Consolidated Financial Statements"

PRO-DEX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
	Quarter ended March 31,
	2002	2001
	(unaudited)	(unaudited)

Net sales	$2,509,000	$3,285,000

Cost of sales (Includes rent paid to a director of
$12,000 and $89,000 for 2002 and 2001)	1,393,000	2,010,000

Gross profits	1,116,000	1,275,000

Operating expenses:
Selling	122,000	215,000
General and administrative	619,000	782,000
Research and development	413,000	422,000
Amortization	123,000	122,000
Unusual charges	--	140,000

Total operating expenses	1,277,000	1,681,000

Loss from operations	(161,000)	(406,000)

Other income (expense):
Other income (expense), net	23,000	23,000
Interest (expense)	(24,000)	(187,000)

Total	(1,000)	(164,000)

Loss from continuing operations before income tax credits	(162,000)	(570,000)
Income tax credits	(65,000)	(228,000)

Loss from continuing operations	(97,000)	(342,000)

Loss from discontinued operations (net of tax (credit) of ($160,000) and $(10,000))	(240,000)	(16,000)

Net loss	$(337,000)	$(358,000)

Earnings per common and common equivalent share:
Loss from continuing operations
Basic	$(0.01)	$(0.04)
Diluted	(0.01)	(0.04)

Loss from discontinued operations:
Basic	$(0.03)	$(0.00)
Diluted	(0.03)	(0.00)

Net Loss:
Basic	$(0.04)	$(0.04)
Diluted	(0.04)	(0.04)

Weighted average number of common and
common equivalent shares outstanding:
Basic	8,787,300	8,787,300
Diluted	8,787,300	8,787,300

See "Notes to Consolidated Financial Statements"

PRO-DEX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
	Nine months ended March 31,
	2002	2001
	(unaudited)	(unaudited)

Net sales	$7,841,000	$12,161,000

Cost of sales (Includes rent paid to a director of
$86,000 and $266,000 for 2002 and 2001)	4,349,000	5,920,000

Gross profits	3,492,000	6,241,000

Operating expenses:
Selling	435,000	755,000
General and administrative	2,221,000	2,692,000
Research and development	1,120,000	1,301,000
Amortization	367,000	368,000
Unusual charges	--	564,000

Total operating expenses	4,143,000	5,680,000

Income (loss) from operations	(651,000)	561,000

Other income (expense):
Other income (expense), net	77,000	59,000
Interest (expense)	(60,000)	(638,000)

Total	17,000	(579,000)

Loss from continuing operations before income tax credits	(634,000)	(18,000)
Income tax credits	(254,000)	(7,000)

Loss from continuing operations	(380,000)	(11,000)

Income (loss) from discontinued operations (net of tax (credit) of ($315,000) and $77,000)	(474,000)	115,000

Net income (loss)	$(854,000)	$104,000

Earnings per common and common equivalent share:
Income (loss) from continuing operations
Basic	$(0.04)	$(0.00)
Diluted	(0.04)	(0.00)

Income (loss) from discontinued operations:
Basic	$(0.06)	$0.01
Diluted	(0.06)	0.01

Net Income (loss):
Basic	$(0.10)	$0.01
Diluted	(0.10)	0.01

Weighted average number of common and
common equivalent shares outstanding:
Basic	8,787,300	8,787,300
Diluted	8,787,300	8,928,400

See "Notes to Consolidated Financial Statements"

PRO-DEX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine months ended March 31,
	2002	2001
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(854,000)	$104,000
Adjustments to reconcile net income (loss) to net
cash provided by operating activities:
Depreciation and amortization	667,000	852,000
Loss on disposal of discontinued operations	623,000	--
Loss on disposal of assets	--	30,000
Provision for doubtful accounts	(9,000)	110,000
Reserve for obsolete inventory	50,000	177,000
Non-cash compensation	19,000	19,000
Deferred taxes	(562,000)	28,000
Change in working capital components net of effects
of purchases and divestitures:
(Increase) decrease in accounts receivable	(15,000)	1,097,000
(Increase) in inventories	(373,000)	(535,000)
(Increase) decrease in prepaid expenses	2,000	(153,000)
Decrease in other assets	90,000	246,000
(Decrease) in accounts payable
and accrued expenses	(220,000)	(487,000)
(Decrease) in income taxes payable	(246,000)	(47,000)

Net cash provided by (used in) operating activities	(828,000)	1,441,000

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of discontinued operations, net escrow release	739,000	--
Proceeds from sale of real estate available for sale	68,000	4,000
Purchase of property and equipment	(134,000)	(216,000)

Net cash flows provided by (used in) investing activities	673,000	(212,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from short-term borrowing	--	115,000
Principal (payments) on long-term borrowing	(50,000)	(1,584,000)

Net cash flows (used in) financing activities	(50,000)	(1,469,000)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(205,000)	(240,000)

Cash and cash equivalents, beginning of period	698,000	473,000

Cash and cash equivalents, end of period	$493,000	$233,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for interest	$38,000	$702,000
Cash payments for income taxes	$254,000	$78,000
Non-cash investing and financing activities
Assets acquired under capital lease obligations	$179,000	$--

See "Notes to Consolidated Financial Statements"

PRO-DEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For Quarter and Nine months ended March 31, 2002

BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended June 30, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended June 30, 2001.

INVENTORIES

    Inventories are stated at the lower of cost (the first-in, first-out method) or market and consist of the following:

	March 31, 2002 (unaudited)	June 30, 2001
Raw materials	$ 527,000	$ 826,000
Work in process	625,000	171,000
Finished goods	2,819,000	2,601,000
Total	3,971,000	3,598,000
Reserve for slow moving items	(641,000)	(591,000)
Total inventories, net	$ 3,330,000	$ 3,007,000

  In determining reserves, management analyzes raw materials and finished goods for slow moving material. Inventory with more than 24 months of estimated usage on hand have been reserved at 20% of carrying value, more than 36 months have been reserved at 50%, more than 48 months have been reserved at 100%.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For Quarter and Nine months ended March 31, 2002

EARNINGS PER SHARE

    The weighted-average number of common shares and common share equivalents outstanding during the period used to compute basic and diluted earnings per common share is as follows:

	Quarter ended March 31, 2002	Nine-months ended March 31, 2002	Quarter ended March 31, 2001	Nine-months ended March 31, 2001
Weighted-average common shares used in computation of basic earnings per share	8,787,300	8,787,300	8,787,300	8,787,300
Effect of dilutive securities:
Common stock options and warrants	--	--	--	63,100
Convertible preferred stock	--	--	--	78,000
Weighted-average common and common share equivalents used in the computation of diluted earnings per share	8,787,300	8,787,300	8,787,300	8,928,400

    Diluted per share amounts assume the conversion, exercise or issuance of all potential common stock instruments unless the effect is to reduce a loss or increase the income per common share from continuing operations. No adjustments to net income were made for purposes of computing basic or diluted earnings per share.

    If the company would have generated net income for the three and nine months ended March 31, 2002 and the three months ended March 31, 2001, the denominator for diluted net income per share would have been 8,958,000, 8,896,000 and 9,123,000, respectively, after adjusting the basic weighted-average shares outstanding by 93,000, 31,000 and 258,000 shares, respectively, for the effect of stock options and warrants and 78,000 for each period for shares issuable upon conversion of preferred stock.

LONG TERM DEBT

    The total debt to a stockholder represents the net amount of a $781,000 debt less a receivable from the same stockholder of $474,000. Since the Company has a legal right to offset the note receivable against the note payable in the event of non-payment, the Company has presented the note payable net of the related note receivable. Both notes bear interest at 7%. The notes payable requires quarterly payments of $50,000 through June 30, 2006. The note receivable requires quarterly payments of $30,400 through June 30, 2006.

Following is a summary of long-term debt:

	2002	2001
Unsecured note to a stockholder, net of related receivable	$307,000	$329,000
Less current portion	60,000	79,000

Total long-term debt	$247,000	$250,000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For Quarter and Nine months ended March 31, 2002

STOCK OPTIONS

    During the quarter ended March 31, 2002, the Company granted 697,500 stock options to employees respectively at the average exercise price of $0.81 (average fair market value of $0.46 per share). The options vest over a period of four years, and expire in ten years. During the quarter ended March 31, 2002, the Company granted 138,500 stock options to company Directors respectively at the average exercise price of $0.85 (average fair market value of $0.48 per share). The options vest over a period of six months, and expire in ten years.

BUSINESS DIVESTITURES AND DISCONTINUED OPERATIONS AND COMMITMENTS AND CONTINGENCIES

    On June 12, 2001, pursuant to that certain Agreement for Purchase and Sale of Assets, dated as of June 12, 2001 (the "Young Asset Purchase Agreement") the Company sold substantially all of the assets of its two wholly owned subsidiaries, Biotrol International, Inc. ("Biotrol") and Challenge Products, Inc. ("Challenge") to Young Colorado, LLC ("Young"), a subsidiary of Young Innovations, Inc., for $9 million: $6.6 million of the purchase price at the closing, $1.2 million in the quarter ended March 31, 2002 and as of March 31, 2002, another $1.2 million is held in escrow subject to claims from Young under the purchase agreement. Of the $1.2 million received in the quarter ended March 31, 2002, a total of $350,000 was paid back to Young consisting of $183,000 for warranty issues that arose after the sale and $167,000 for remaining Pro-Dex/Young operating obligations and additional $136,000 was paid to third party creditors. The Company had reserved $500,000 through the second quarter and paid $486,000 in the third quarter for warranty obligations that arose after the sale, leaving $14,000 of the original reserve remaining. In the third quarter, the Company reserved an additional $400,000 of the remaining $1.2 million in escrow for additional potential warranty obligations. The total reserve at March 31, 2002 is $414,000. The escrow agreement runs for fifteen months from the closing, with various release dates during the period. The divestiture has been presented as discontinued operations and, as such, the consolidated statements of operations for the nine months and quarter ended March 31, 2001 have been retroactively restated to present discontinued operations.

    The Company has received indemnification notices from Young, to recover alleged losses and costs as they are incurred for certain alleged breaches of representations and warranties contained in the Young Asset Purchase Agreement related to compliance issues with the Food, Drug, and Cosmetic Act ("FDCA"), Federal Insecticide, Fungicide and Rodentcide Act ("FIFRA"), and other related laws. The actual costs and losses have not been determined, but Young contends that such losses and costs could exceed the remaining escrow amount of $1.2 million. In February 2002, the Company settled a complaint with the Environmental Protection Agency ("EPA") set forth in Young's indemnification notice for alleged violations of FIFRA. Pursuant to the settlement, the Company will pay $150,000 to the EPA, over a 15 month period, commencing March 2002. This liability is recorded in the March 31, 2002 financial statements in addition to the $414,000 reserve. In February and May 2002, the Company received notices from Young stating various amounts alleged to be due under the Agreement. The identified amounts totaled approximately $700,000. Moreover, other notices from Young identified additional matters, although they did not specify the amount of any particular claim.

    Management believes the remaining reserve will be sufficient to provide for existing and future claims against the escrow account receivable, as determined through examining the remedial and legal costs to date, and projecting for the remaining issues.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For Quarter and Nine months ended March 31, 2002

SEGMENT INFORMATION

    The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies.

    Currently the Company has two reportable segments; (i) medical/dental equipment and, (ii) electronic motion controllers. The accounting policies applied to determine the segment information are the same as those described in the summary of significant accounting policies. Interest expense is allocated based upon the specific identification of debt incurred by the individual segment. Corporate overhead and the provision for income taxes are not allocated to the individual reported segments. Inter-segment sales and transfers are accounted for at amounts that management believes provides the transferring segment with fair compensation for the products transferred, considering their condition, market demand, and, where appropriate, a reasonable profit that recognized which segment will be responsible for marketing costs. Management evaluates the performance of each segment based on income (loss) before income taxes.

    Revenue from discontinued operations totaled $6,864,000 and $2,269,000 respectively for the nine months and quarter ended March 31, 2001. There was no allocation of corporate overhead to discontinued operations for the nine months and quarter ended March 31, 2001.

Financial information with respect to the reportable segments follows (in thousands):

As of and for the 9 months ending March 31, 2002	Micro Motors	Oregon Micro Systems	Corp.	Total
Sales from external customers	$6,123	$1,718	--	$ 7,841
Depreciation and amortization	264	344	59	667
Interest expense	53	--	7	60
Segment profit (loss)	738	(440)	(1,152)	(854)
Segment assets	5,830	1,519	3,223	10,572
Expenditure for segment assets	103	31	--	134

As of and for the 9 months ending March 31, 2001	Biotrol	Micro Motors	Oregon Micro Systems	Corp.	Total	Recon- ciliation	Total
Sales from external Customers	$7,045	$5,616	$6,364	--	$19,025	($6,864)	$12,161
Intersegment sales	473	181	--	--	654	(654)	--
Segment profit (loss)	186	(1,132)	2,909	(1,859)	104	--	104
Depreciation & Amortization	118	307	365	62	852	(118)	734
Unusual charges	156	--	--	564	720	(156)	564
Interest expense	63	667	--	(28)	702	(64)	638
Segment assets	2,637	6,468	2,496	2,942	14,543	--	14,543
Expenditure for segment assets	151	37	20	8	216	--	216

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For Quarter and Nine months ended March 31, 2002

As of and for the 3 months ending March 31, 2002	Micro Motors	Oregon Micro Systems	Corp.	Total
Sales from external customers	$2,013	$496	--	$2,509
Depreciation and amortization	95	114	20	229
Interest expense	17	--	7	24
Segment profit (loss)	218	(167)	(388)	(337)
Segment assets	5,830	1,519	3,223	10,572
Expenditure for segment assets	28	7	--	35

As of and for the 3 months ending March 31, 2001	Biotrol	Micro Motors	Oregon Micro Systems	Corp.	Total	Recon- ciliation	Total
Sales from external Customers	$ 2,313	$1,928	$1,313	--	$5,554	($2,269)	$3,285
Intersegment sales	--	44	--	--	44	(44)	--
Segment profit (loss)	(29)	(427)	293	(195)	(358)	--	(358)
Depreciation & Amortization	(14)	102	123	21	232	14	246
Unusual charges	87	--	--	140	227	(87)	140
Interest Expense	7	238	--	(46)	199	(12)	187
Segment assets	2,637	6,468	2,496	2,942	14,543	--	14,543
Expenditure for segment assets	69	24	--	3	96	--	96

    The segment amounts reported for 2001 have been reconciled to the consolidated financial statements as restated for the effect of discontinued operations.

Item 2. Management's Discussion and Analysis or Plan of Operation

Results of Operations

           Forward Looking Statements. All forward looking statements in the following discussion of Management's Discussion and Analysis of Results of Operation, Liquidity and Capital Resources, and the possible effect of inflation, as well as elsewhere in the Company's assumptions regarding factors such as (1) market acceptance of the products of each subsidiary, including brand and name recognition for quality and value in each of the Company's subsidiaries' markets, (2) existence, scope, defensibility and non-infringement of patents, trade-secrets and other trade rights, (3) each subsidiary's relative success in achieving and maintaining technical parity or superiority with competitors, (4) interest rates for domestic and Euro funds, (5) the relative success of each subsidiary in attracting and retaining technical and sales personnel with the requisite skills to develop, manufacture and market the Company's products, (6) the non-occurrence of general economic downturns or downturns in any of the Company's market regions or industries (such as dental products and tools or computer chip manufacturers), (7) the relative competitiveness of products manufactured by the Company's facilities, including any contractors in the global economy, (8) the non-occurrence of natural and geopolitical disasters and events, (9) a stable regulatory environment in areas of significance to each of the Company's subsidiaries, (10) the Company's success in managing its regulatory relations and avoiding any adverse determinations, (11) the availability of talented senior executives for the Company and each of its subsidiaries, and (12) other factors affecting the sales and profitability of the Company and its subsidiaries in each of its respective markets. Should any of the foregoing assumptions or other assumptions not listed fail to be realized, the forward-looking statements herein may be inaccurate. In making forward looking statements in this and other Sections of the Company's report on this Form 10-QSB, the Company relies upon recently promulgated policies of the Securities and Exchange Commission and statutory provisions, including Section 21E of the Securities Exchange Act of 1934, which provide a safe-harbor for forward looking statements.

Results of Operations for the Quarter Ended March 31, 2002 Compared to the Quarter Ended March 31, 2001.

           The Company currently operates through its two wholly owned subsidiaries; Micro Motors Inc. ("MMI") and Oregon Micro Systems ("OMS"). On June 12, 2001, the Company sold substantially all of the assets of two of its wholly owned subsidiaries, Biotrol International, Inc. ("Biotrol"), and Challenge Products, Inc. ("Challenge") to Young Colorado, LLC, a subsidiary of Young Innovations, Inc., for a purchase price of $9 million. The Company received $6.6 million of the purchase price at the closing and $1.2 million in March, 2002. The balance of the purchase price of $1.2 million is escrowed to secure various warranties under the sale agreement. The results of operations for the Biotrol and Challenge subsidiaries are reported as income from discontinued operations for the quarter ended March 31, 2001.

       Net sales by subsidiary follow:

	2002	2001	Increase/ (Decrease)
Micro Motors	$2,013,000	$1,972,000	$41,000
Oregon Micro Systems	496,000	1,313,000	(817,000)
	$2,509,000	$3,285,000	$(776,000)

Consolidated sales decreased 24% for the quarter ended March 31, 2002, compared to the quarter ended March 31, 2001, due to a decrease in sales at OMS, reflecting the continuing slowness in the semiconductor fabrication industry. At MMI, sales increased 2% for the quarter ended March 31, 2002 compared to the quarter ended March 31, 2001. Sales of medical products fell 11% from $278,000 in the quarter ended March 31, 2001 to $248,000 in the quarter ended March 31, 2002. Sales to dental customers fell 3% and sales to industrial customers rose 37% for the quarter, for a total increase of $41,000. MMI sales are expected to continue to show improvement in the next period as sales delayed from the second quarter continue to be realized in the fourth quarter of 2002. Revenue at OMS decreased 62% for the quarter ended March 31, 2002 compared to the previous year's same quarter. The steep decline was caused by the continuing reduction in orders from customers in the semiconductor fabrication equipment industry. There continues to be no sign of immediate recovery in the semiconductor industry. Management believes a strong sales effort at OMS continues to gain design wins that will provide opportunities for its products in the medical, semiconductor and distribution industries.

           Gross profits by subsidiary follow:

	2002	2001	Increase/ (Decrease)
Micro Motors	$792,000	$416,000	$376,000
Oregon Micro Systems	324,000	859,000	(535,000)
	$1,116,000	$1,275,000	$(159,000)

           The Company's consolidated gross profit for the quarter ended March 31, 2002 decreased 12% from the same quarter in the previous year due to reduced sales at OMS. Gross profit dollars and percentage increased at MMI due to sales of higher priced products and effective manufacturing cost controls. Gross profit as a percentage of sales increased to 44% for the quarter ended March 31, 2002 compared to 39% for the quarter ended March 31, 2001. Overall, the gross profit increase was mainly due to greater absorption of manufacturing overhead due to higher sales.

           Operating expenses decreased to $1,277,000 for the quarter ended March 31, 2002 from $1,681,000 (including unusual charges of $140,000) for the quarter ended March 31, 2001, a decrease of 24%. The decrease is mainly due to the cost cutting at both OMS and MMI and the consolidation of the MMI offices in Santa Ana, California. The unusual charges were due to the merger costs associated with the proposed Dentsply merger and Biotrol/Challenge merger costs.

           Net interest expense decreased $163,000 in the third quarter of fiscal 2002 to $24,000 due to the payoff of the Company's entire bank debt on June 12, 2001 with the use of the proceeds from the sale of the Biotrol and Challenge operations.

           The Company's effective tax rate on income (loss) from operations is 40% for the quarters ended March 31, 2002, and 2001. The Company's effective tax rate for income from discontinued operations is 40% for quarter ended March 31, 2001.

           Net loss from continuing operations decreased $245,000 for the quarter ended March 31, 2002 to ($97,000) compared to the quarter ended March 31, 2001. Higher gross profits combined with lower expenses and unusual charges were the main reasons for the decrease. The Company incurred a net loss from discontinued operations of ($240,000) net of taxes.

           The Company sustained a loss for the quarter ended March 31, 2002 of ($337,000) compared to a loss of ($358,000) for the quarter ended March 31, 2001.

Results of Operations for the Nine Months Ended March 31, 2002 Compared to the Nine Months Ended March 31, 2001.

       Net sales by subsidiary follow:

	2002	2001	Increase/ (Decrease)
Micro Motors	$6,123,000	$5,797,000	$326,000
Oregon Micro Systems	1,718,000	6,364,000	(4,646,000)
	$7,841,000	$12,161,000	$(4,320,000)

    Consolidated sales decreased 36% for the nine months ended March 31, 2002, compared to the nine months ended March 31, 2001, due to a decrease in sales at OMS, reflecting the continuing slowness in the semiconductor fabrication industry. At MMI, sales increased 6% for the nine months ended March 31, 2002 compared to the nine months ended March 31, 2001. Sales to dental customers increased 6% from $3,852,000 to $4,075,000 as new product sales were realized. Sales to industrial customers fell 5% and sales of medical products increased by 19% for the nine months ended March 31, 2002 compared to the nine months ended March 31, 2001 for a total increase of $326,000. MMI sales are expected to improve in the next period as sales delayed from the second quarter should continue to be realized in the fourth quarter of 2002. Revenue at OMS decreased 73% for the nine months ended March 31, 2002 compared to the previous year's same nine months. The steep decline was caused by a severe reduction in orders from customers in the semiconductor fabrication equipment industry. There continues to be no sign of immediate recovery in the semiconductor industry. Management believes a strong sales effort at OMS continues to gain design wins that will provide future opportunities for its products in the medical, semiconductor and distribution industries.

           Gross profits by subsidiary follow:

	2002	2001	Increase/ (Decrease)
Micro Motors	$2,432,000	$1,522,000	$910,000
Oregon Micro Systems	1,060,000	4,719,000	(3,659,000)
	$3,492,000	$6,241,000	$(2,749,000)

    The Company's consolidated gross profit for the nine months ended March 31, 2002 decreased 44% over the same nine months in the previous year due to reduced sales at OMS. Gross profit as a percentage of sales decreased to 45% for the nine months ended March 31, 2002 compared to 51% for the nine months ended March 31, 2001, caused by lower sales at the higher margined OMS. Gross profit dollars and percentage increased at MMI from 26% to 40% due to sales of higher priced products and manufacturing cost controls.

    Operating expenses decreased to $4,143,000 for the nine months ended March 31, 2002 from $5,680,000 (including unusual charges of $564,000) for the nine months ended March 31, 2001, a decrease of 27%. The decrease is mainly due to the cost cutting at both OMS and MMI and the consolidation of the MMI offices in Santa Ana, California. The unusual charges were due to the merger costs associated with the proposed Dentsply merger and Biotrol/Challenge merger costs.

    The Company's net interest expense decreased by $578,000 in the first nine months of fiscal 2002 due to the payoff of the Company's entire bank debt on June 12, 2001 with the use of the proceeds from the sale of the Biotrol and Challenge operations.

    The Company's effective tax rate on income (loss) from operations is 40% for the nine months ended March 31, 2002, and 2001. The Company's effective tax rate for income from discontinued operations is 40% for the nine months ended March 31, 2002 and 2001.

    The net loss from continuing operations increased $369,000 for the nine months ended March 31, 2002 to a loss of ($380,000) compared to the nine months ended March 31, 2001 due to lower sales and gross profits. The Company sustained a net loss from discontinued operations of ($474,000) net of taxes.

    The Company sustained a net (loss) for the nine months ended March 31, 2002 of ($854,000) (($0.10)/share) compared to net income of $104,000 ($0.01/share) for the nine months ended March 31, 2001.

Real Estate for Sale

    Management believes it has properly estimated the fair market value of the Company's real property currently held for sale. However, the property is located in an area with few comparable transactions on which to base the estimate. The buildings were sold in February 2002 for $75,000, at no gain or loss. A valid, non-binding offer was made in May 2002 on the real property near the property's book value. Should the company fail to consummate the proposed sale and real estate prices decline, further provisions for impairment may be necessary.

Income Taxes

    Net realizable deferred tax assets of $1,174,000 could be reduced in the near term if estimates of the Company's future profitability are reduced or if future material changes in the ownership of the Company occur. Management believes it is more likely than not that the net deferred asset is fully realizable and will be offset by future earnings. Management believes a strong sales effort at OMS continues to gain design wins that will provide future opportunities for its products in the medical, semiconductor and distribution industries.

Legal Proceedings

    The manufacture and distribution of certain products by subsidiaries of the Company involves a risk of legal action, and, from time to time, the Company and its subsidiaries are named as defendants in lawsuits. While the Company's management is confident that these matters will not have a material adverse impact on the financial condition of the Company, there can be no certainty that the Company may not ultimately incur liability or that such liability will not be material and adverse to the Company's financial condition.

Liquidity and Capital Resources

    The operations of the Company are conducted primarily through its wholly owned subsidiaries, MMI and OMS. On June 12, 2001 the Company paid off its bank debt of approximately $5.6 million to Harris Bank and Trust utilizing the proceeds from the sale of substantially all the assets of its Biotrol and Challenge operating subsidiaries. The Company's working capital at March 31, 2002 was approximately $4.2 million with no bank debt. Of the $4.2 million of working capital, $1.2 million is held in an escrow account in connection with the subsidiary sales. Management is negotiating with Young concerning the release of the escrow account funds as soon as possible, and is working toward resolving the remaining issues within the quarter ending June 30, 2002. The additional issues with the buyer include legal, regulatory, compliance and settlement costs. Management is actively seeking a banking relationship to secure a credit facility to provide working capital should the need for such funds arise and is working toward having an asset based borrowing agreement in place within the quarter ending June 30, 2002. Management believes that the Company's working capital needs over the next twelve months can be adequately supported by current operations and current cash reserves, although there can be no assurance that such operations and reserves will be sufficient to meet such working capital requirements. In the event the Company's revenues from operations are materially lower than projected, cash reserves are insufficient to meet the Company's requirements as a result of such revenue shortfall, and the Company is unsuccessful in its attempts to find alternative sources of capital on terms acceptable to the Company, the resulting lack of liquidity is likely to materially adversely impact the Company's business operations and financial condition.

See discussion of inventory and escrow reserves in the notes to the financial statements.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

The Company has received indemnification notices (the "Notices") from Young Colorado, LLC ("Young") dated November 9, and February 15, 2001, respectively, pursuant to the Agreement for Purchase and Sale of Assets, dated as of June 12, 2001 (the "Agreement") by and among Young, the Company, Pro-Dex Management, Inc., Biotrol International ("Biotrol") and Challenge Products, Inc. ("Challenge" and together with Biotrol collectively, ("Seller")). Biotrol and Challenge are wholly owned subsidiaries of the Company. In the Notices, Young has notified the Company of various alleged breaches of representations and warranties set forth in the Agreement including (i) Seller's alleged failure to be in compliance with FDA, FDCA, FIFRA, environmental laws and other related laws, (ii) Seller's alleged failure to have standard operating procedures and other quality system/current good manufacturing practice procedures, and (iii) certain amounts (stated at $90,548) alleged owing by Biotrol under a purchase commitment to a third party upon which demand has been received. In addition, the Company has been notified that there are significant compliance costs that must be paid by the Company. Young alleges that the foregoing has resulted in a loss and compliance costs for which Young will be seeking indemnification in accordance with the Agreement, although the amounts of losses and compliance costs have not been determined, Young asserts that such losses and compliance costs could exceed the entire remaining escrow amount of $1.2 million as established pursuant to the Agreement. As a result, Young has provided the escrow agent a "Buyer's Release Notice" preventing any portion of the escrow amount from being distributed to the Company pending the finalization of the indemnifiable amounts. In February 2002, the Company settled a complaint with the EPA related to one of the claims set forth in the Notices for alleged violations of FIFRA. As a result, the Company will pay $150,000 to the EPA, payable over a 15 month period commencing March, 2002. The Company intends to vigorously defend its position with respect to the foregoing allegations and indemnification demands by Young, and protect its rights with respect to the escrow amount

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 15, 2002	/s/ Frank H. Zagar
_______________________________
Frank H. Zagar, President and CEO

Date: May 15, 2002	/s/ George J. Isaac
_______________________________
George J. Isaac, Chief Financial Officer

End of Filing