Form 10KSB
period 2002-06-30
PRO DEX INC
filed 2002-10-01
CIK 788920

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

________________

FORM 10-KSB

[X]      Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
            for the fiscal year ended June 30, 2002

[  ]      Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
           for the transition period from ___ to ___

 Commission File Number 0-14942

 _______________________

 PRO-DEX, INC.
(Name of small business issuer in its charter)

Colorado	84-1261240
(State or other jurisdiction of	(I.R.S. Employer ID No.)
incorporation or organization)

151 E. Columbine Avenue, Santa Ana, California 92707
 (Address of principal executive offices)

Issuer's telephone number: 714-241-4411

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

Yes [X]      No  [  ]

       Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

       Issuer's revenues for its most recent fiscal year were $10,526,000.

       The aggregate market value of the voting stock held by non-affiliates computed by reference to the closing price as of September 27, 2002 was $2,971,000. For the purpose of this calculation, shares owned by officers, directors and 10% stockholders known to the registrant have been deemed to be owned by affiliates. This determination of affiliate status is not a determination for other purposes.

       The number of shares of the Registrant's no par value common stock outstanding as of September 27, 2002 was 8,787,300.

       DOCUMENTS INCORPORATED BY REFERENCE: Part III incorporates by reference certain information from the registrant's definitive proxy statement (the "Proxy Statement") for the 2002 Annual Meeting of Shareholders. Certain exhibits are set forth in the Exhibit Index. The Exhibit Index begins on sequentially numbered page 47.

Transitional Small Business Disclosure Format (Check One)        Yes     X  No

Cautionary statement pursuant to safe harbor provisions of the Private Securities Litigation reform act of 1995.

When used in this report on form 10-KSB, the words "expects, "anticipates", "estimates", "believes", "hopes", "intends", "forecasts" and similar expressions are intended to identify "forward-looking statements". These statements which are not historical or current facts are made pursuant to the safe harbor provisions of section 27a of the securities act and section 21e of the 1934 act and the Company intends that such forward looking statements be subject to those safe harbor provisions for such statements. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date of this report. While forward-looking statements represent management's best judgment as to what may occur in the future, they are subject to risks, uncertainties and important factors beyond the control of the Company that could cause actual results and events to differ materially from historical results of operations and events as well as those presently anticipated or projected. These factors include adverse economic conditions, entry of new and stronger competitors, capital availability, unexpected costs, failure to capitalize upon access to new customers, and exchange delisting. Other risks and uncertainties which may affect forward-looking statements about the Company's business and prospects include, but are not limited to, the ramifications of the continued industry consolidation of dental dealers and distributors, managed health care, increasingly limited acquisition opportunities, the Company's ability to effectively integrate operations of acquired companies, dealer acceptance and support of new products, maintaining favorable supplier relationships, the inability to engage qualified human resources as needed, the ability to extend the deadline of the exchange delisting, and general economic conditions. The Company disclaims any obligations subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

PART I

Item 1. Business

General

       Pro-Dex, Inc. (or the "Company") is a Colorado corporation, organized in 1978, doing business through two wholly owned operating subsidiaries, Micro Motors, Inc. ("Micro") and Oregon Micro Systems, Inc. ("OMS"). Micro, headquartered in Santa Ana, California, manufactures electric, air, and battery driven rotary drive systems for the medical device industry, electric and air handpieces for the dental industry, and miniature pneumatic motors for industrial applications. OMS is headquartered in Beaverton, Oregon, where it designs and manufactures motion controllers used to control the motion of servo and stepper motors, predominantly for the semiconductor industries and medical analysis equipment.

     Over the course of the past three years, the Company has evolved significantly in response to changing market conditions and the demand for an increase in the return on investment in the Company.  This evolution includes the strategic refocusing of the Company's subsidiaries, the development of new products, technologies and customer relationships, the re-casting of operational infrastructure, the divestiture of segments of the Company's operations and the consolidation of the Company's executive offices and staff.

Micro Motors

     Every aspect of the Micro subsidiary has changed in the last three years.  Historically known as a precision manufacturer of dental handpieces, Micro has shifted its focus to the development and exclusive supply of rotary drive systems for strategic partners in the medical, dental and industrial segments of the commercial marketplace.  This new approach to the market has proved to be very effective in generating new revenue streams with gross margins significantly higher than Micro's historical business.

     Internally, Micro has dramatically consolidated its operations and reduced the expenses related to those operations, while continuing to grow overall sales and develop new products.  This includes reducing its workforce by 30% and consolidating into a 20,000 sq. ft. manufacturing facility.  At the same time, Micro has increased the size of its Engineering and Product Development group, further enabling it to respond to market demands for new products and new technologies.

OMS

      During the past three years, OMS has both benefited and suffered from the rapidly changing environment of the semiconductor industry, which is characterized by dramatic and sometimes volatile changes in demand for products.  While recording two of its best operational performances in its fiscal year 2000 and fiscal year 2001 with revenues in each year exceeding $7,000,000, OMS has been impacted severely by the downturn in the semiconductor industry that began in November of 2000 and continues to this day.

     In response to the rapidly changing market conditions, OMS also drastically reduced its number of employees, made deep cuts in sales and marketing expenses and focused on maximizing the sales of existing product to existing customers.  At the same time, OMS accelerated the development of a new generation of motion control technology, based on the Power PC power chip.  This new servo/stepper controller will be available early in fiscal year 2003 and will be expanded on to create a full line of new products.  OMS is also developing new customer relationships with companies outside the semiconductor industry.

Pro-Dex

     For the better part of the past three years, Pro-Dex has investigated several opportunities with various potential strategic investors.  These activities culminated in the divestiture of the Company's Biotrol and Challenge subsidiaries in June of 2001.  The proceeds from that transaction were used to retire all of the Company's bank debt, leaving the Company virtually debt free, as of June 30, 2001, but less than half in size.

     In response to the reduction in the Company's operations, the Company's executive operations in Colorado were consolidated into the Micro facilities in Santa Ana, California and the executive staff was reduced to a single person at the year ended June 30, 2002.  Early in fiscal year 2003, all of the Company's stand-alone executive positions were eliminated and those functions were integrated into existing operational positions at Micro and OMS.  This effort to reduce corporate overhead is expected to save the Company approximately $1 million in fiscal year 2003.

      The Company's principal headquarters are located at 151 E. Columbine Avenue, Santa Ana, California 92707.

Description of Business of the Subsidiaries

Micro Motors

        Micro designs, develops and manufactures pneumatic, electric and battery powered rotary drive systems for use in the medical, dental and industrial markets. Micro distributes its own line of pneumatic and electric dental handpieces sold under the trademarks Dynatorq™, Dynapro™, Dynalite™, Dynasurg™, and Micro Handpiece™, as well as numerous lines of private label drive systems for use in dental, cranial, spinal, arthroscopic and orthopedic surgery. Micro also designs and manufactures miniature pneumatic motors for industrial applications in the automotive, aerospace, apparel and entertainment industries.

       Micro's dental products are sold to original equipment manufacturers and dental product distributors. Sixty-eight percent (68%) of Micro's sales in the year ended June 30, 2002 were accounted for by sales of dental products.

       Products sold to Micro's medical customers accounted for fifteen percent (15%) of Micro's sales in the year ended June 30, 2002. Most of these sales represent the manufacture of proprietary designs developed by Micro under exclusive design and supply agreements.

        Approximately eleven percent (11%) of Micro's sales in the year ended June 30, 2002 consisted of sales of miniature pneumatic motors for industrial applications. Micro's pneumatic motors are marketed directly to end-users as well as through an independent distribution network.

Micro's customer base is well diversified as its three largest customers account for only twenty-four percent (24%) of its sales, with the largest of such customers accounting for nine percent (9%) of sales. These relationships are well established. Micro has no plans to discontinue the relationships, and has no knowledge that these customers have any plans to discontinue their relationships with Micro, although the relationships may change over time to reflect a different mix of engineering and manufacturing.

       All of the raw materials used by Micro in the manufacture of its products are purchased from various suppliers and are available from several sources. Precipart Corporation and Hi-Tech Electronic Manufacturing Inc. are two of its key suppliers. Micro considers its relationships with its various suppliers and manufacturers to be good. Micro does not intend to terminate any relationship at this time, nor does management have knowledge a supplier or manufacturer will terminate any relationships with Micro. Micro has no exclusive arrangements with any of its suppliers or manufacturers.

       At the present time, Micro is generally able to fill orders within sixty (60) days.  At June 30, 2002, Micro had a backlog of $173,000 and future orders of $2.1 million compared with a backlog of $266,000 and future orders of approximately $3 million at June 30, 2001. Micro expects to fill all of its orders during the current fiscal year. Micro does not typically experience seasonal fluctuations in its orders.

OMS

      Oregon Micro Systems, Inc. (OMS) designs, develops, manufactures, and markets multi-axis embedded motion controllers. The OMS controllers are specifically designed for the purpose of controlling servo and stepper motors to execute desired motion specific to the customer's application.

      OMS' motion controllers are used in a wide range of applications including semiconductor wafer handling equipment, medical diagnostic equipment, photon accelerators and observatories. The OMS controllers support a platform for PCI, VME, ISA, cPCI busses as well as other embedded platforms.  Other products include motors, drivers, cables, software and a variety of accessories to meet most any embedded motion requirement.

      OMS sells into approximately 10 different market segments. Revenue is derived from four predominate market segments, including medical diagnostic equipment and instrumentation (30%), semiconductor equipment (29%), distribution (24%), and government (6%).  The semiconductor equipment markets have accounted for up to 60% of OMS sales in recent years, however due to the continued technology down cycle, other markets have emerged.

      OMS distributes its product via direct OEM sales and through a network of high technology distributors within the United States.  Internationally, OMS has agreements with foreign distributors of electronic and motion control products.

      OMS' largest customer accounts for nineteen percent (19%) of its sales, with the second through fourth-largest customers accounting for the next twenty-eight percent (28%) of sales. These relationships are well established. OMS has no plans to discontinue the relationships, and has no knowledge that these customers have any plans to discontinue their relationships with OMS.

      OMS purchases raw printed circuit boards and electronic components used to manufacture its products. OMS is a registered ISO9001 company and uses only qualified assemblers, component manufactures and distributors in the manufacture of its products.  Two of OMS's key suppliers are Insight Electronics, LLC and Avenet Electronics Marketing.  These relationships are well established, and OMS has no current plans to discontinue the relationships, and has no knowledge that these suppliers have any plans to discontinue their relationship with OMS.  OMS holds no franchises and has no exclusive arrangements with any of its suppliers and manufacturers.

       At the present time, OMS is generally able to fill orders within sixty (60) days.  At June 30, 2002, OMS had no backlog and future orders of $540,000 compared with no backlog and future orders of $627,000 at June 30, 2001.  OMS does not typically experience seasonal fluctuations in its orders, although there are significant fluctuations in the market demand of products in the industries it serves.

Competition

       The markets for healthcare products and semiconductor industries are intensely competitive, and the Company faces significant competition from a number of different sources.  Several of the Company's competitors have significantly greater name recognition as well as substantially greater financial, technical, product development and marketing resources than the Company.

      The Company competes in all of its markets with other major healthcare and semiconductor related companies. Competitive pressures and other factors, such as new product or new technology introductions by the Company or its competitors, may result in price or market share erosion that could have a material adverse effect on the Company's business, results of operations and financial condition. Also, there can be no assurance that the Company's products and services will achieve broad market acceptance or will successfully compete with other products.

Research and Development

        The Company maintains research and development programs in its two subsidiaries. The Company considers these product development programs to be of importance in both maintaining and improving its market position. The net amounts spent on research and development activities in 2002 and 2001 were approximately $1.55 million and $1.67 million, respectively. Micro's research and development effort involves the design and manufacture of products that perform specific applications for its customers.  During the year ended June 30, 2002,  Micro continued to target its research and development expenses to expanding its customer base in the medical device industry. Micro was successful in increasing the amounts of its research and development costs recovered by billing its customers for non-recurring engineering expenses. The fees received for non-recurring engineering expenses do not represent a significant portion of Micro's revenue.  OMS' research and development investment in technical advances will begin producing revenue with the release of the new MAX product scheduled in 2003, along with continued enhancements of current product lines.  OMS makes no specific billings for their research and development efforts.

Employees

       At June 30, 2002, the Company had approximately 83 full and 3 part-time employees (excluding independent contractors) compared to 86 full and 4 part-time employees at June 30, 2001 a further reduction from 95 full and 5 part-time employees at June 30, 2000.  Micro employed 66 persons, OMS employed 19 persons, and 1 full-time executive employee was assigned to corporate headquarters.

       None of the Company's employees are a party to any collective bargaining agreements with the Company. The Company considers its relations with its employees to be good.

Government Regulations

       The manufacture and distribution of dental and medical devices such as the Micro products are subject to a number of state and federal regulatory bodies, including state dental boards and the Food and Drug Administration ("FDA"). The statutes, regulations, administrative orders, and advisories that affect the Company's businesses are complex and subject to diverse, often conflicting, interpretations. While the management of each of the Company's operating subsidiaries makes every effort to maintain full compliance with all applicable laws and regulations, the Company is unable to eliminate an ongoing risk that one or more of its activities may at some point be determined to have been non-compliant. The penalties of non-compliance could range from an administrative warning to termination of a portion of the Company's business. Further, even if the Company is subsequently determined to have fully complied with applicable law or regulation, its costs to achieve such a determination and the intervening loss of business could adversely affect or even terminate a portion of the Company's business. Further, a change in such laws or regulations at any time may have an adverse effect on the Company's operations. Notwithstanding the risks inherent in the Company's business sectors, management believes that each of the Company's subsidiaries is in compliance with applicable laws and regulations.

       The FDA regulates Micro's dental and medical handpieces as Class 1 medical devices.  The FDA has broad enforcement powers to recall and prohibit the sale of products, which do not comply with federal regulations, and to order the cessation of non-compliant processes. No claim has been made to date by the FDA regarding any Micro products or processes. Nevertheless, as is common in the industry, certain of Micro's products and processes have been the subject of routine governmental reviews and investigations. While the Company's management is confident that Micro's products and processes fully comply with applicable laws and regulations, the Company is unable to predict the outcome of any such investigation or review, pending its completion. Management believes that Micro follows Good Manufacturing Practices (GMP).

       Management believes that OMS' business in the manufacture and distribution of multi-axis circuit boards, including the processes and materials, is conducted in a manner consistent with EPA regulations governing disposition of industrial waste materials. Although the semiconductor and computer chip industries are significantly impacted by EPA regulations applicable to the processes and materials used in production of computer chips and computer chip components, OMS' management has undertaken measures, where possible, to reduce OMS' exposure to the risk of non-compliance. Most significantly, OMS acquires pre-manufactured boards as platforms upon which to place OMS technology. While the Company's management is confident that OMS products and processes fully comply with applicable laws and regulations, the Company is unable to predict the outcome of any investigation or review which may in the future be undertaken respecting OMS or its products or processes. Management believes that OMS follows GMP.

       All Pro-Dex subsidiaries maintain ISO 9001 certified facilities.

Patents, Trademarks, and Licensing Agreements

       The Company holds patents relating to the multi-axis motion controllers manufactured by OMS. In addition, Micro holds patents relating to its miniature pneumatic motor products. Patents held by the Company and Micro have varying expiration dates, none of which will expire earlier than 2005.

       The Company conducted a limited review of the patents acquired in connection with the OMS and Micro acquisitions and believes that the use of such patent is neither infringed upon by any third party, nor infringes on any prior art of any third party. The Company is unable to assess the validity, scope, or defensibility of its patent, and any challenge to or claim of infringement relating to the Company's patents could materially and adversely affect the Company's business and results of operations.

       The Company's Micro subsidiary has certain trademarks relating to its miniature pneumatic motor products, including Dynatorq™, Dynapro™, Dynalite™, Dynasurg™, and Micro Handpiece™. OMS has filed for federal trademark protection for OMS-EZ™.

       Except as noted above, the Company has not entered into any licensing or franchising agreements and has no present plans to do so.

Divestiture

       On June 12, 2001, the Company sold substantially all of the assets of its wholly owned subsidiaries, Biotrol International, Inc. and Challenge Products, Inc. to Young Colorado, LLC, for a purchase price of $9 million. The assets sold comprised the Company's line of infection control and preventive chemical products for the dental industry. The gain from the sale of the assets was reported at approximately $3.9 million net of taxes of $2.5 million as of June 30, 2001.  The gain on the sale has been reduced by $668,000, during 2002, represented by an increase to the reserve to offset warranty claims made by Young and other third party creditors associated with the Biotrol operation.   There remained an escrow balance of $1,221,000 and a total reserve of $431,000 as of June 30, 2002.

        The Company received $6.6 million of the purchase price at the closing. The balance of the purchase price of $2.4 million was escrowed to secure various warranties under the sale agreement. The escrow agreement contains various scheduled release dates for the funds thereafter. The actual distribution of the escrow account varied from the original agreement due to various claims by Young.  There was a release of $1.2 million of the escrow funds in the quarter ending March 31, 2002, of which (a) $350,000 was paid back to Young for (i) $183,000 related to warranty issues and, (ii) $167,000 related to remaining operating obligations (b) $136,000 was paid to third party creditors for liabilities related to the sale of prior operations of Biotrol, and (c) $714,000 was retained by the Company.  A second release of $1,100,000 was made in July 2002, of which (a) $431,000 was returned to Young for warranty related issues, (b) $366,000 was paid to a third party creditor and (c) $324,000 was retained by the Company, leaving an escrow balance of $100,000 and no remaining reserve.  The $100,000 is being held for title clearance of certain purchased assets and is expected to be received by the Company in October 2002.  In addition, the Company earned approximately $43,000 in interest on the escrow account during the year ended June 30, 2002.

     During the year ended June 30, 2002, the Company received indemnification notices from Young, to recover alleged losses and costs as they are incurred for certain alleged breaches of representations and warranties contained in the Asset Purchase Agreement related to compliance issues with the Food, Drug, and Cosmetic Act ("FDCA"), Federal Insecticide, Fungicide and Rodentcide Act ("FIFRA"), and other related laws.  In February 2002, the Company settled a complaint with the Environmental Protection Agency ("EPA") set forth in Young's indemnification notice for alleged violations of FIFRA.  Pursuant to the settlement, the Company will pay $150,000 to the EPA, over a 15-month period, commencing March 2002.  The remaining amount of $110,000 is recorded as an accrued liability in the June 30, 2002 financial statements in addition to the $431,000 escrow reserve.

Risk Factors

Competition

       The markets for healthcare and semiconductor industries are intensely competitive, and the Company faces significant competition from a number of different sources.  Several of the Company's competitors have significantly greater name recognition as well as substantially greater financial, technical, product development and marketing resources than the Company.

      The Company competes in all of its markets with other major healthcare and semiconductor related companies. Competitive pressures and other factors, such as new product or new technology introductions by the Company or its competitors, may result in price or market share erosion that could have a material adverse effect on the Company's business, results of operations and financial condition. Also, there can be no assurance that the Company's products and services will achieve broad market acceptance or will successfully compete with other competing products.

Fluctuation in Quarterly Operating Results

      The Company's revenues have fluctuated in the past, and may fluctuate in the future from quarter to quarter and period to period, as a result of a number of factors including, without limitation: the size and timing of orders from customers; the length of new product development cycles; market acceptance of new technologies; changes in pricing policies or price reductions by the Company or its competitors; the timing of new product announcements and product introductions by the Company or its competitors; changes in revenue recognition guidelines established by the Financial Accounting Standards Board or other rule-making bodies; the financial stability of major customers; the Company's success in expanding its sales and marketing programs; deferrals of customer orders in anticipation of new products; changes in Company strategy; personnel changes; and general market/economic factors.

      Because a significant percentage of the Company's expenses are relatively fixed, a variation in the timing of sales can cause significant variations in operating results from quarter to quarter. As a result, the Company believes that interim period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. Further, the Company's historical operating results are not necessarily indicative of future performance for any particular period.

      Due to all of the foregoing factors, it is possible that in some future quarter(s) the Company's operating results may be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock would likely be materially adversely affected.

Dependence on Principal Product and New Product Development

      The Company currently derives a substantial part of its net revenues from sales of its core healthcare and motion control products and services. The Company believes that a primary factor in the market acceptance of its product and services is the value that is created for its customers by those products and services. The Company's future financial performance will depend in large part on the Company's ability to continue to meet the increasingly sophisticated needs of its customers through the timely development, successful introduction and implementation of new and enhanced products and services. The Company has historically expended a significant percentage of its net revenues on product development and believes that significant continued product development efforts will be required to sustain the Company's growth. Continued investment in the Company's sales and marketing efforts will also be required to support future growth.

      There can be no assurance that the Company will be successful in its product development efforts, that the market will continue to accept the Company's existing products, or that new products or product enhancements will be developed and implemented in a timely manner, meet the requirements of its customers, or achieve market acceptance. If new products or product enhancements do not achieve market acceptance, the Company's business, results of operations and financial condition could be materially adversely affected.

Technological Change

      The healthcare and semiconductor markets are generally characterized by rapid technological change, changing customer needs, frequent new product introductions, and evolving industry standards. The introduction of products incorporating new technologies and the emergence of new industry standards could render the Company's existing products obsolete and unmarketable. There can be no assurance that the Company will be successful in developing and marketing new products that respond to technological changes or evolving industry standards.

      New product development depends upon significant research and development expenditures that depend ultimately upon sales growth. Any material weakness in revenues or research funding could impair the Company's ability to respond to technological advances in the marketplace and to remain competitive. If the Company is unable, for technological or other reasons, to develop and introduce new products in a timely manner in response to changing market conditions or customer requirements, the Company's business, results of operations and financial condition may be materially adversely affected.

      In response to increasing market demand, the Company is currently developing new products. There can be no assurance that the Company will successfully develop these new products or that these products will operate successfully, or that any such development, even if successful, will be completed concurrently with or prior to introduction of competing products. Any such failure or delay could adversely affect the Company's competitive position or could make the Company's current products obsolete.

Litigation

      The Company continually faces the possibility of litigation as either a plaintiff or a defendant.  It is not reasonably possible to estimate the awards or damage, or the range of awards or damages, if any, that the Company might incur in connection with such litigation. The uncertainty associated with potential litigation may have an adverse impact on the Company's business. In particular, such litigation could impair the Company's relationships with existing customers and its ability to obtain new customers. Defending such litigation may result in a diversion of management's time and attention away from business operations, which could have a material adverse effect on the Company's business, results of operations and financial condition. Such litigation may also have the effect of discouraging potential acquirers from bidding for the Company or reducing the consideration such acquirers would otherwise be willing to pay in connection with an acquisition.

      There can be no assurance that such litigation will not result in liability in excess of its insurance coverage, that the Company's insurance will cover such claims or that appropriate insurance will continue to be available to the Company in the future at commercially reasonable rates.

Proprietary Technology

      The Company is dependent on the maintenance and protection of its intellectual property and relies on license agreements, exclusive development and supply agreements, confidentiality procedures, and employee nondisclosure agreements to protect its intellectual property.

      There can be no assurance that the legal protections and precautions taken by the Company will be adequate to prevent misappropriation of the Company's technology or that competitors will not independently develop technologies equivalent or superior to the Company's. Further, the laws of some foreign countries do not protect the Company's proprietary rights to as great an extent as do the laws of the United States and are often not enforced as vigorously as those in the United States.

      The Company does not believe that its operations or products infringe on the intellectual property rights of others. However, there can be no assurance that others will not assert infringement or trade secret claims against the Company with respect to its current or future products or that any such assertion will not require the Company to enter into a license agreement or royalty arrangement with the party asserting the claim.

Ability to Manage Growth

      The Company has in the past experienced periods of growth that have placed, and may continue to place, a significant strain on the Company's resources. The Company also anticipates expanding its overall development, marketing, sales, client management and training capacity. In the event the Company is unable to identify, hire, train and retain qualified individuals in such capacities within a reasonable timeframe, such failure could have a material adverse effect on the Company.

      In addition, the Company's ability to manage future increases, if any, in the scope of its operations or personnel will depend on significant expansion of its research and development, marketing and sales, management, and administrative and financial capabilities. The failure of the Company's management to effectively manage expansion in its business could have a material adverse effect on the Company's business, results of operations and financial condition.

Dependence Upon Key Personnel

      The Company's future performance also depends in significant part upon the continued service of its key technical and senior management personnel, many of whom have been with the Company for a significant period of time.  The Company does not maintain key man life insurance on any of its employees. Because the Company has a relatively small number of employees when compared to other leading companies in the same industry, its dependence on maintaining its relationship with key employees is particularly significant. The Company is also dependent on its ability to attract and retain high quality personnel, particularly in the areas of product development and operations management.

      The healthcare and semiconductor industries are characterized by a high level of employee mobility and the aggressive recruiting of skilled personnel. There can be no assurance that the Company's current employees will continue to work for the Company.

      Loss of services of key employees could have a material adverse effect on the Company's business, results of operations and financial condition. Furthermore, the Company may need to grant additional stock options to key employees and provide other forms of incentive compensation to attract and retain such key personnel.

     The Company has experienced changes in some of its key management positions in the past year as it has streamlined its operations.  In the year ended June 30, 2002, Kent Searl retired as President and Chief Executive Officer of the Company and was replaced on an interim basis by Frank Zagar.  Mr. Zagar completed a substantial part of the Corporate reorganization and on September 1, 2002, resigned his operating position, while remaining a Director.  Patrick Johnson, Micro Motors President,  assumed the position of President and Chief Executive Officer of the Company in addition to his pre-existing role as President of Micro.  In July 2002, George Isaac, resigned his operating position as Treasurer and Chief Financial Officer, while remaining Corporate Secretary and a Director, to focus on other business opportunities, and Jeffrey J. Ritchey assumed the Treasurer and Chief Financial Officer position in addition to his pre-existing role as Controller of Micro.  The Company believes that the new CEO and CFO have the background experience necessary to be able to perform the duties required for these positions.

Product Liability

      The Company maintains insurance to protect against claims associated with the use of its products, but there can be no assurance that its insurance coverage would adequately cover any claim asserted against the Company. A successful claim brought against the Company in excess of its insurance coverage could have a material adverse effect on the Company's business, results of operations and financial condition. Even unsuccessful claims could result in the Company's expenditure of funds in litigation and management time and resources.

      There can be no assurance that the Company will not be subject to product liability claims, that such claims will not result in liability in excess of its insurance coverage, that the Company's insurance will cover such claims or that appropriate insurance will continue to be available to the Company in the future at commercially reasonable rates. Such claims could have a material adverse affect on the Company's business, results of operations and financial condition.

Exchange Delisting

     The Company received a notice from the NASDAQ that unless its stock price maintained a $1.00 per share closing price for ten consecutive trading sessions, the Company's stock would be delisted on December 6, 2002.  Under the current rules, management believes the delisitng will be extended another 180 days if the Company maintains $5,000,000 of stockholders equity.  Management believes it will maintain the required retained earnings level, postponing the delisting deadline.  However, there is no assurance that the Company will meet these exchange listing requirements in the future or that the Company's shares will maintain a sufficiently high price to eliminate future delisting notices and subsequent delisting.

Item 2.   Properties

      The Company's executive office and Micro's office and manufacturing facility is located at 151 East Columbine Avenue, Santa Ana, California 92707.  On July 1, 2001, Micro consolidated its operations at the Santa Ana location into one of the two buildings it had been occupying.  The building is a two-story building of concrete tilt-up construction, approximately 25 years old and in good condition.  Micro leased those buildings under a previously existing lease from Mr. Ronald G. Coss, currently a director of the Company, at a monthly rental of $29,816 that expired March 31, 2001 and continued to lease the buildings on a month-to-month basis until June 30, 2001. A new lease for one of those buildings commenced July 1, 2001 for five years at a monthly rent of $12,285, before yearly inflation adjustments.  The building was sold and lease assigned to an unrelated third party on January 3, 2002.  The Company's management believes that the monthly rental is comparable to rents charged for comparable properties in the market area. Micro took action in its fiscal year 2001 and fiscal year 2002 to remediate hazardous waste contamination on the property, which was completed in June of 2002 at a cost of approximately $60,000, against an original reserve of $97,000.  Micro and the Company require full compliance by the lessor with applicable California and EPA standards. See "Item 12 - Certain Relationships and Related Party Transactions."

       OMS' offices and manufacturing facilities are located at 1800 N.W. 169th Place, Building C100, Beaverton, Oregon 97006. OMS leases the facility from an unrelated third party, at a base monthly lease rate of $9,100, which lease has been extended through October 2007.  The building is a one story suite in a 15-year-old industrial office complex.

Item 3.   Legal Proceedings

       Snyder v. Patterson Dental Company, et al. v. Biotrol International, Inc., Court of Common Pleas, Philadelphia County, Philadelphia, PA, February Term 1999. The complaint against Biotrol was filed February 17, 2001. Plaintiff alleges that Patterson and other defendants manufactured, distributed and/or sold latex gloves causing her alleged exposure to latex and personal injuries. To date it is not possible to assess the likelihood of an unfavorable outcome and estimate the amount or range of potential loss to the Company at this time.

       The manufacture and distribution of certain products by subsidiaries of the Company involves a risk of legal action, and, from time to time, the Company and its subsidiaries are named as defendants in lawsuits. While the Company's management believes that these matters will not have a material adverse impact on the financial condition of the Company, there can be no certainty that the Company may not ultimately incur liability or that such liability will not be material and adverse.

Item 4.   Submission of Matters to a Vote of Security Holders During the Year Ended June 30, 2002

       No matter was submitted to a vote of the Company's shareholders during the fourth quarter ended June 30, 2002.

PART II

Item 5.   Market for Registrant's Common Stock and Related Stockholder Matters

        The Company's no par value common stock is quoted under the symbol "PDEX" on the automated quotation system of the National Association of Securities Dealers Small Cap Market ("NASDAQ"). The following table sets forth for the quarters indicated the high and low sales prices as reported by NASDAQ.  The quotations reflect inter-dealer prices, without retail markup, markdown, or commissions, and may not necessarily represent actual transactions.

Quarter Ended	High	Low
September 30, 2000	$2.81	$1.88
December 31, 2000	3.00	1.88
March 31, 2001	3.25	2.32
June 30, 2001	2.53	0.96
September 30, 2001	1.16	1.03
December 31, 2001	1.10	0.73
March 31, 2002	1.34	0.81
June 30, 2002	1.15	0.51

        On September 27, 2002, the last sale price of the common stock as reported by NASDAQ was $0.42 per share. The last sale price reported on NASDAQ on June 28, 2002, was $0.63 per share.

     The Company received a notice from the NASDAQ that unless its stock price maintained a $1.00 per share closing price for ten consecutive trading sessions, the Company's stock would be delisted on December 3, 2002.  Under the current rules, management believes the delisitng will be extended another 180 days if the Company maintains $5,000,000 of stockholders equity.  Management believes it will maintain the required retained earnings level, postponing the delisting deadline.  However, there is no assurance that the Company will meet these exchange listing requirements in the future or that the Company's shares will maintain a sufficiently high price to eliminate future delisting notices and subsequent delisting.

       At June 30, 2002, the approximate number of holders of record of the Company's common stock was 342. This number does not include beneficial owners including holders whose shares are held in nominee or "street" name.

       The Company has not paid a cash dividend with respect to its common stock, and has no present intention to pay cash dividends in the foreseeable future. The current policy of the Company's Board of Directors is to retain earnings to provide funds for the operation and expansion of its business. The Board of Directors, in light of the circumstances then existing, including the Company's earnings and financial requirements and general business conditions, will determine future dividends.  There are no restrictions on the Company in issuing dividends associated with the credit line with Wells Fargo Business Credit Inc. (WFBCI).

Item 6.   Management's Discussion and Analysis of Financial Condition and Results of Operations

       The following discussion and analysis provides information that the Company's management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition for each of the two years ended June 30, 2002. This discussion should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included elsewhere in this Report. This Report contains certain forward-looking statements and information. The cautionary statements included herein should be read as being applicable to all related forward-looking statements wherever they may appear. The Company's actual future results could differ materially from those discussed herein.  The Company's critical accounting policies relate to inventory valuation for slow moving items, allowance for funds in escrow, impairment of goodwill, and recoverability of deferred income taxes.

Selected Financial Data

       The following table sets forth selected financial data regarding the Company's financial position and operating results. This data should be read in conjunction with the Company's Consolidated Financial Statements and the Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

(All amounts in thousands)

	Year Ended June 30,
	2002	2001
Statement of Operations Data
Net sales	$10,526	$14,844
Cost of sales	6,426	8,090
	_______	_______
Gross profit	4,100	6,754
Unusual charges	--	1,134
Operating expenses	6,235	6,839
	_______	_______
Net operating (loss)	(2,135)	(1,219)
Net other (expense)	(240)	(907)
Income tax credit	1,210	829
	_______	_______
(Loss) from continuing operations	(1,165)	(1,297)
Income (loss) from discontinued operations	(401)	4,144
	_______	_______
Net income (loss)	$(1,566)	$2,847
	======	======

      On June 12, 2001, the Company sold substantially all of the assets of its wholly owned subsidiaries, Biotrol International, Inc. and Challenge Products, Inc. to Young Colorado, LLC, for a purchase price of $9 million. The assets sold comprised the Company's line of infection control and preventive chemical products for the dental industry. The gain from the sale of the assets was reported at approximately $3.9 million net of taxes of $2.5 million as of June 30, 2001.  The gain on the sale has been reduced by $668,000, during 2002, represented by an increase to the reserve to offset warranty claims made by Young and other third party creditors associated with the Biotrol operation.   There remained an escrow balance of $1,221,000 and a total reserve of $431,000 as of June 30, 2002.

        The Company received $6.6 million of the purchase price at the closing. The balance of the purchase price of $2.4 million was escrowed to secure various warranties under the sale agreement. The escrow agreement contains various scheduled release dates for the funds. The actual distribution of the escrow account varied from the original agreement due to various claims by Young.  There was a release of $1.2 million of the escrow funds in the quarter ending March 31, 2002, of which (a) $350,000 was paid back to Young for (i) $183,000 related to warranty issues and, (ii) $167,000 related to remaining operating obligations, (b) $136,000 was paid to third party creditors for liabilities related to the sale of prior operations of Biotrol, and (c) $714,000 was retained by the Company.  A second release of $1,100,000 was made in July, 2002, of which (a) $431,000 was returned to Young for warranty related issues, (b) $366,000 was paid to a third party creditor and (c) $324,000 was retained by the Company, leaving an escrow balance of $100,000 and no remaining reserve.  The $100,000 is being held for title clearance of certain purchased assets and is expected to be received by the Company in October 2002.  In addition, the Company earned approximately $43,000 in interest on the escrow account during the year ended June 30, 2002.

     During the year ended June 30, 2002, the Company received indemnification notices from Young, to recover alleged losses and costs as they are incurred for certain alleged breaches of representations and warranties contained in the Young Asset Purchase Agreement related to compliance issues with the Food, Drug, and Cosmetic Act ("FDCA"), Federal Insecticide, Fungicide and Rodentcide Act ("FIFRA"), and other related laws.  In February 2002, the Company settled a complaint with the Environmental Protection Agency ("EPA") set forth in Young's indemnification notice for alleged violations of FIFRA.  Pursuant to the settlement, the Company will pay $150,000 to the EPA, over a 15-month period, commencing March 2002.  The remaining amount of $110,000 is recorded as an accrued liability in the June 30, 2002 financial statements in addition to the $431,000 escrow reserve.

Results of Operations for Fiscal Year Ended June 30, 2002, Compared to Fiscal Year Ended June 30, 2001

Net sales by subsidiary follow:

	2002	2001	Increase/(Decrease)
____________________________________________________________________
Micro Motors	$8,285,000	$7,744,000	$541,000
Oregon Micro Systems	2,241,000	7,100,000	(4,859,000)
	________	________	________
	$10,526,000	$14,844,000	$(4,318,000)
	=======	=======	=======

       Consolidated net sales decreased 29% to $10.5 million for the year ended June 30, 2002 from $14.8 million in the year ended June 30, 2001. The sales decline was due to the decrease in sales at OMS, reflecting continuing slowness in the semiconductor fabrication industry.

       At Micro, sales for the year ended June 30, 2002 increased 7% from the year ended June 30, 2001.  Sales increased in all of Micro's standard product lines, realizing the benefit of the investment it has made in the design and development of powered rotary drive instruments and systems for use in the medical market and increases in its core dental business.  Sales to its medical customers increased 15% the year ended June 30, 2002 compared to sales in the year ended June 30, 2001. Sales to its dental customers increased 10% from the previous year, and sales to its industrial customers increased 5%.

       Sales at OMS decreased 68% from the previous year. The decline was a result of the continued slowdown in the electronics and semiconductor industry that began in November 2000. There continues to be no sign of immediate recovery in the semiconductor industry.  OMS continues to develop a business strategy to reduce its exposure to the cycles of the semiconductor equipment manufacture industry. Included in OMS' strategy is the development of a family of embedded motion control products, and expansion into new distribution channels. OMS continues to develop, design and manufacture competitive technology for servo/stepper motor products and accessories.

	2002	2001	Increase / (Decrease) %
Dental	$5,594	$5,064	10%
Medical	1,226	1,062	15%
Industrial	949	907	5%
Repair & Other	515	711	(28%)
Total Micro Motors	$8,285	$7,744	7%
OMS	$2,241	$7,100	(68%)
	$10,526	$14,844	(29%)

Gross profits by subsidiary follow:

	2002	2001	Increase/ (Decrease)
___________________________________________________________________________
Micro Motors	$2,982,000	$1,624,000	$1,358,000
Oregon Micro Systems	1,118,000	5,130,000	(4,012,000)
	_______	_______	__________
	$4,100,000	$6,754,000	$(2,654,000)
	======	======	======

       Consolidated gross profit dollars decreased by 39% from $6.8 million to $4.1 million for the year ended June 30, 2002 compared to the year ended June 30, 2001. Gross profit dollars and gross profit margins at Micro improved dramatically with a savings of approximately $1.0 million in manufacturing costs as the result of more efficient manufacturing practices, better inventory control, reduced building rental costs as it moved from two to one buildings, and improved gross margins on newly developed products while the mix of sales between the product lines remained stable. Gross profit at OMS declined due to the decrease in revenue. Gross profit margin at OMS decreased because the cost of carrying excess fixed capacity due to lower revenue and an increase in necessary reserves for slow moving inventory.

      During the year ended June 30, 2002, the Company reduced its operating expenses by 9% to $6,235,000 for the year ended June 30, 2002 from $6,839,000 (excluding unusual charges of $1,134,000) for the year ended June 30, 2001.  Micro has significantly consolidated its operations and reduced the expenses related to those operations, while continuing to grow overall sales and develop new products.  This includes reducing its workforce by 30% and consolidating into a 20,000 sq. ft. manufacturing facility.  In response to the rapidly changing market conditions, OMS also reduced its number of employees, made deep cuts in sales and marketing expenses and focused on maximizing the sales of existing product to existing customers.  The Company continues to invest in research and development, spending $1,545,000 (15% of gross revenue) for the year ended June 30, 2002 compared to $1,672,000 (12% of gross revenue) in the year ended June 30, 2001.

        In accordance with FAS 121 "Accounting for the Impairment of Long-Lived Assets", management reviewed the remaining goodwill, recorded at OMS and determined that the remaining fair value of the asset was impaired.  Management's decision was based on the fact that future cash flows at OMS will not exceed the carrying value of the asset and that the Company generated current year losses.  As such, management determined that the carrying value should be zero; expensing the remaining $154,000 as general and administrative expense in the statement of operations.  The balance of goodwill is related to the Micro and as of June 30, 2002, remaining goodwill net of accumulated amortization totaled $1,110,000.  The Company has compared the remaining value of Micro's goodwill with its future expected cash flows and determined that none of the goodwill recorded as of June 30, 2002 was impaired.  Goodwill amortization expense for the year ended June 30, 2002 was approximately $103,000, excluding the $154,000 that was written off in fiscal year 2002.

       In June 2001, management determined that the value of a non-compete agreement with the previous owner of an acquired business was significantly impaired. The Company has focused its efforts on developing new products and new markets for its products, and decided to release the previous owner from the non-compete agreement. As a result the Company took an unusual charge of $473,000 related to the non-compete agreement that it deemed had no future value.

       In June 2001, the Company wrote off fees and expenses in connection with failed merger and acquisition activity amounting to $493,000. In addition, the Company recorded an accrual for remediation costs in connection with the removal of contaminated soil of $97,000 and various other unusual charges of $71,000.

       The Company sustained a loss from operations of ($2,135,000) for the year ended June 30, 2002 compared to a loss of ($1,219,000) for the year ended June 30, 2001. The prior year's loss included unusual charges of $1,134,000.

      On June 12, 2001, the Company paid its entire obligation to its bank using the proceeds from the sale of operating assets of the Biotrol and Challenge operations, and as a result, had no bank debt outstanding as of June 30, 2001. The Company reestablished a banking facility and associated credit line with Wells Fargo Business Credit Inc. (WFBCI) in May 2002.  Interest expense for the year ended June 30, 2002 was $117,000 compared to $858,000 for the year ended June 30, 2001. The interest expense during 2002 primarily reflects the remaining loans from stockholders and the bank line of credit.  During fiscal year 2001, the Company paid $94,000 in forbearance fees to the bank.

       The Company's effective tax rate on (loss) from continuing operations is 51% in fiscal 2002 and 39% in fiscal 2001.  In 2002, the Company realized the benefit from the resolution of tax contingencies of approximately $289,000.  The tax expense without the benefit would have been approximately 39%. The Company's effective tax rate for discontinued operations was approximately 39% for fiscal 2002 and 2001.

       Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (GAAP). The preparation of our financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The significant accounting policies that we believe are the most critical to aid in fully understanding and evaluating our reported financial results include inventory valuations for slow moving items, allowances for funds in escrow, impairment of goodwill, and potentially the most significant, the recovery of deferred income tax assets.

       As part of the process of preparing our consolidated financial statements we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves us estimating our actual current tax liabilities together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. The most significant tax assets are future deductions from the amortization of intangibles over the next ten years.  Tax assets also result from net operating losses and research and development tax credits. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, the impact will be included in the tax provision in the statement of operations.

       The Company incurred a (loss) from continuing operations of ($1,165,000) or ($0.13) per share for the year ended June 30, 2002 compared to a (loss) from continuing operations of ($1,297,000) or ($0.15) per share for the previous year. Loss from discontinued operations for the year ended June 30, 2002 is ($401,000) or ($0.05) per share compared to income of $4,144,000 or $0.47 per share for the year ended June 30, 2001.

       Net income (loss) for the year ended June 30, 2002 was ($1,566,000) or ($0.18) per share compared to $2,847,000 or $0.32 per share for the year ended June 30, 2001.

Liquidity and Capital Resources

      The operations of the Company are conducted principally through its wholly owned subsidiaries. On June 12, 2001 the Company paid off its bank debt of approximately $5.6 million to Harris Bank and Trust utilizing the proceeds from the sale of its Biotrol and Challenge operating assets. The Company's working capital at June 30, 2002 was approximately $4.0 million.  Cash Flow provided by/(used from) Operations was ($1,757,000) in the year ended June 30, 2002 compared to $616,000 for the year ended June 30, 2001.  Management believes that the Company's working capital needs over the next twelve months can be adequately supported by current operations. After the sale of the Biotrol and Challenge operations, management has taken steps to reduce corporate overhead and consolidate operations for greater efficiency.  These efforts have continued through the present time by eliminating all corporate staff and associated expenses and consolidating its operations with existing Micro and OMS facilities and staff.   While the loss from continuing operations was similar between the periods, the changes in working capital components caused a decrease in cash flow from operating activities.

          The subsidiaries of the Company obtained a $3,000,000 revolving line of credit from WFBCI in May 2002 to fund working capital and other general needs.  There was $638,000 outstanding on the line of credit as of June 30, 2002.  The facility has a two year term and is based on Micro and OMS accounts receivables and secured by those receivables and all other assets of Micro and OMS.  The borrowings of Micro and OMS are guaranteed by Pro-Dex, Inc. The interest rate on the facility is based on prime rate (4.75% at June 30, 2002) plus a 1.00% to 1.75% margin based on outstanding borrowings.  There is a minimum interest charge of $50,000 per year on the credit facility.  There are certain financial and non-financial covenants that the Company must meet to be in compliance with the terms of the credit facility.  As of June 30, 2002, OMS and Micro were not in compliance with certain covenants, and are in the process of negotiating a waiver for such non-compliance and restructuring the covenants to be in compliance in the future.

            Subsequent to year ended June 30, 2002, the Board of Directors approved, at managements' discretion, the repurchase of up to 500,000 shares of common stock. The maximum total value of the repurchase is not to exceed $500,000.  This repurchase is to be financed both with cash generated by operations and through the utilization of the credit facility.

Pending Accounting Changes

            In June 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (SFAS No. 141) and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). SFAS No. 141 addresses financial accounting and reporting for business combinations and is effective for all business combinations after June 30, 2001. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assts and is effective for fiscal years beginning after December 15, 2001. The Company adopted SFAS 141 and 142 on July 1, 2002.  The Company has ceased amortizing amounts related to goodwill starting July 1, 2002.  Management does not believe there will be a material effect from the adoption of these standards on the financial statements.

       In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144). SFAS No. 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. The Company adopted this Statement on July 1, 2002. The Company has determined there is no material impact from this Statement on its financial statements.

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

Item 8.   Changes and Disagreements with Accountants on Accounting and Financial Disclosures.

None.

PART III

Item 9.   Directors, Executive Officers, Promoters, and Control Persons; Compliance with 16(a) of the

Securities Exchange Act of 1934

       Information concerning the Company's Directors and Executive Officers is incorporated by reference from the information contained in the sections entitled "Continuing Directors", "Directors and Executive Officers", "Recent Events and Transactions", "Other Management Information" and "Certain Relationships and Related Party Transactions" in the Company's definitive Proxy Statement for the Company's 2002 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission (the "Proxy Statement").

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

Item 13.   Exhibits, Financial Statement Schedules and Reports on Form 8-K

        (a)    Exhibits (1)
        (b)    No reports on Form 8K were filed in the fourth quarter.

(1)        See Exhibit Index

INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
Pro-Dex, Inc.
Santa Ana, California

      We have audited the accompanying consolidated balance sheet of Pro-Dex, Inc. and Subsidiaries (the "Company") as of June 30, 2002, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the two years in the period ended June 30, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2002, and the results of their operations and their cash flows for each of the two years in the period ended June 30, 2002, in conformity with accounting principles generally accepted in the United States of America.

/s/ McGladrey & Pullen, LLP

McGladrey & Pullen, LLP
September 12, 2002

Anaheim, California

PRO-DEX, INC. AND SUBSIDIARIES

 CONSOLIDATED BALANCE SHEETS
June 30, 2002

ASSETS

Current assets:
Cash and cash equivalents	$236,000
Funds held in escrow, net	790,000
Accounts receivable, net of allowance for doubtful accounts of $26,000	1,620,000
Inventories, net	2,924,000
Prepaid expenses	84,000
Deferred taxes	454,000
Income tax receivable	330,000
Total current assets	6,438,000
__________
Equipment, and leasehold improvements, net	1,025,000

Other assets:
Other	37,000
Deferred taxes	1,326,000
Patents, net of accumulated amortization of $2,660,000	32,000
Goodwill, net of accumulated amortization $1,683,000	1,110,000
Total other assets	2,505,000
__________
Total assets	$9,968,000
=========

LIABILITIES & SHAREHOLDERS' EQUITY

Current liabilities:
Current portion of long term debt to shareholders	$126,000
Notes payable	8,000
Credit line payable	638,000
Accounts payable	765,000
Accrued expenses	801,000
Income taxes payable	101,000
Total current liabilities	2,439,000

Long-term debt to a shareholder, net of current portion	211,000
__________
Total liabilities	2,650,000
__________
Commitments and contingencies
Shareholders' equity:
Series A convertible preferred shares, no par value; liquidation preference of $3.60 per share; 10,000,000 shares authorized; 78,129 shares issued and outstanding	283,000

Common shares, no par value; 50,000,000 shares authorized;
8,787,300 shares issued and outstanding	15,033,000
Accumulated deficit	(7,922,000)
__________
7,394,000
Receivable for stock purchase	(76,000)
__________
Total shareholders' equity	7,318,000
__________
Total liabilities and shareholders' equity	$9,968,000
==========

See "Notes to Consolidated Financial Statements."

PRO-DEX, INC. AND SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended June 30, 2002 and 2001

	2002	2001
	__________	__________
Net sales	$10,526,000	$14,844,000
Cost of sales (Includes rent paid to a director of
$74,000 and $358,000 for 2002 and 2001)	6,426,000	8,090,000
	__________	__________
Gross profit	4,100,000	6,754,000
	__________	__________
Operating expenses:
Selling	551,000	1,027,000
General and administrative	3,650,000	3,650,000
Research and development	1,545,000	1,672,000
Amortization	489,000	490,000
Unusual charges	--	1,134,000
	__________	__________
Total operating expenses	6,235,000	7,973,000
	__________	__________
(Loss) from continued operations	(2,135,000)	(1,219,000)
	__________	__________
Other income (expense):
Other income (expense)	36,000	(99,000)
Interest (expense)	(117,000)	(858,000)
Loss on disposal of equipment and leasehold improvements	(159,000)
	__________	__________
Total	(240,000)	(907,000)
	__________	__________
(Loss) from continuing operations before income taxes (credits)	(2,375,000)	(2,126,000)
Income taxes (credits)	(1,210,000)	(829,000)
	__________	__________
(Loss) from continuing operations	(1,165,000)	(1,297,000)
Discontinued operations:
Income from discontinued operations (net of taxes of $116,000 for 2001)	--	182,000
Gain (loss) on disposal of discontinued operations net of taxes (credits) of ($267,000) for 2002 and $2,533,000 for 2001)	(401,000)	3,962,000
	__________	__________
Net income (loss)	$(1,566,000)	$2,847,000
	========	========

Earnings (loss) per common share:
Income (loss) from continuing operations:
Basic	$(0.13)	$(0.15)
Diluted	(0.13)	(0.15)
Income (loss) from discontinued operations:
Basic	$(0.05)	$0.47
Diluted	(0.05)	0.47
Net income:
Basic	$(0.18)	$0.32
Diluted	(0.18)	0.32
Weighted average common and common equivalents
Shares outstanding
Basic	8,787,300	8,787,300
Diluted	8,787,300	8,787,300

See "Notes to Consolidated Financial Statements."

PRO-DEX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
Years Ended June 30, 2002 and 2001

	Preferred Shares		Common Shares
	Number		Number			Receivable
	of		of		Accumulated	for Stock
	Shares	Amount	Shares	Amount	Deficit	Purchase	Total

Balance, June 30, 2000	78,129	$283,000	8,787,300	$14,976,000	($9,203,000)	($126,000)	$5,930,000
Stock Based Compensation	--	--	--	44,000	--	--	44,000
Services Received	--	--	--	--	--	25,000	25,000
Net income	--	--	--	--	2,847,000	--	2,847,000

Balance, June 30, 2001	78,129	$283,000	8,787,300	$15,020,000	($6,356,000)	($101,000)	$8,846,000
Stock Based Compensation	--	--	--	13,000	--	--	13,000
Services Received	--	--	--	--	--	25,000	25,000
Net (loss)	--	--	--	--	(1,566,000)	--	(1,566,000)

Balance, June 30, 2002	78,129	$283,000	8,787,300	$15,033,000	($7,922,000)	($76,000)	$7,318,000

 See "Notes to Consolidated Financial Statements."

PRO-DEX, INC. AND SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended June 30, 2002 and 2001

	2002	2001
	__________	__________
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(1,566,000)	$2,847,000
Adjustments to reconcile net income (loss) to net
cash provided by (used in) operating activities:
Depreciation and amortization	865,000	958,000
Provision for doubtful accounts	(18,000)	11,000
(Gain) Loss on disposal of discontinued operations	401,000	(3,962,000)
Loss on sale of real estate available for sale	37,000	--
Loss on disposal of equipment and leasehold improvements	159,000	148,000
Impairment of intangible assets	154,000	473,000
Non-cash compensation	38,000	25,000
Deferred taxes	(902,000)	(1,304,000)
Other	--	126,000
Change in working capital components net of effects
from discontinued operations:
(Increase) decrease in accounts receivable	(216,000)	824,000
Decrease in inventories	83,000	23,000
Increase in income tax receivable	(330,000)	--
(Increase) decrease in prepaid expenses	12,000	(24,000)
Decrease in other assets	75,000	148,000
Increase (decrease) in accounts payable and accrued expense	(549,000)	323,000
	__________	__________
Net cash provided by (used in) operating activities	(1,757,000)	616,000
	__________	__________
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of discontinued operations	875,000	6,865,000
Purchase of equipment	(296,000)	(152,000)
Payments related to sale from discontinued ops	(168,000)	--
Proceeds from sale of real estate available for sale	434,000	--
Net cash flows provided by investing activities	845,000	6,713,000

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on long-term borrowings	(188,000)	(7,104,000)
Net borrowings on line of credit	638,000	--
Net cash flows provided by (used in) financing activities	450,000	(7,104,000)
	=========	========
NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	(462,000)	225,000
Cash and cash equivalents, beginning of period	698,000	473,000
	__________	__________
Cash and cash equivalents, end of period	$236,000	$698,000
	=========	========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for interest	$117,000	$819,000
Cash payments for income taxes	$387,000	$158,000

Non-cash investing and financing activities:
Property transferred to real estate available for sale	--	$471,000

Discontinued operations:
Working capital	--	$(1,162,000)
Fair value of assets disposed, principally fixed assets	--	(480,000)
Escrow receivable obtained upon disposal of operations	--	2,400,000
Proceeds from sale of discontinued operations	--	6,600,000
Fees paid to others	--	(493,000)
		$6,865,000
		========

See "Notes to Consolidated Financial Statements."

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2002 AND 2001

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

Nature of Business

       Pro-Dex, Inc. (the Company) is the parent of two operating subsidiaries, Micro Motors, Inc. (Micro), and Oregon Micro Systems, Inc. (OMS). Micro manufactures miniature pneumatic motors used in dental, medical, and industrial devices as well as a complete line of dental handpieces. OMS designs, develops and manufactures motion control products used predominantly in the computer chip manufacturing industry. The Company extends credit to its customers, all on an unsecured basis, on terms that it establishes for individual customers. Customers are located predominately in the United States. Many of the Company's products are regulated by a number of state and federal regulatory bodies, including the Food and Drug Administration ("FDA"). While the Company's management and management of each of the Company's operating subsidiaries make every effort to maintain full compliance with all applicable laws and regulations, there exists an ongoing risk that one or more of its activities may at some point be determined to be non-compliant. Notwithstanding the risks inherent in the Company's business sectors, management believes that each of the Company's subsidiaries are in compliance with applicable regulations.

Principles of Consolidation

       The consolidated financial statements include the accounts of the Company and all of its subsidiaries. All significant inter-company accounts and transactions have been eliminated.

Revenue Recognition

       Revenue on product sales is recognized upon shipment to the customer. The Company sells some of its products with a warranty that provides for repairs or replacement of any defective parts for a period after the sale. At the time of the sale, the Company accrues an estimate of the cost of providing the warranty based on prior experience.  The Company recognizes revenue under research and development agreements as certain milestone activities are met as specified in each development contract.

      Management recognizes shipping costs as incurred as a part of the costs of goods sold.  The Company incurred shipping charges of approximately $111,000 and $138,000 for the years ended June 30, 2002 and 2001, respectively.

Cash and Cash Equivalents

       The Company considers highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Inventories

       Inventories are stated at the lower of cost (the first-in, first-out method) or market and consist of the following as of June 30, 2002:

Raw materials	$591,000
Work in process	291,000
Finished goods	2,634,000
Total	3,516,000
Reserve for slow moving inventories	(592,000)
Total inventories, net	$2,924,000
========

Equipment and Leasehold Improvements

       Equipment and leasehold improvements is recorded at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets as follows: equipment -- 3-10 years; leasehold improvements -- 7 years. Leasehold improvements are depreciated over the shorter of the term of the lease or their estimated useful lives.

       The following table summarizes equipment and leasehold improvements as of June 30, 2002:

Equipment	$3,447,000
Leasehold Improvements	85,000
Total	3,532,000
Accumulated Depreciation	(2,507,000)
Total Fixed Assets, net	$1,025,000
=========

Intangible Assets

       Intangible assets include patents and the cost of net assets acquired in excess of fair value, which are amortized on a straight-line basis over their estimated useful lives ranging from 7 to 20 years.

        In accordance with FAS 121 "Accounting for the Impairment of Long-Lived Assets", management reviewed the remaining goodwill, recorded at OMS and determined that the remaining fair value of the asset was impaired.  Management's decision was based on the fact that future cash flows at OMS will not exceed the carrying value of the asset and that the Company generated current year losses.  As such, management determined that the carrying value should be zero; expensing the remaining $154,000 as general and administrative expense in the statement of operations.  The balance of goodwill is related to the Micro and as of June 30, 2002, remaining goodwill net of accumulated amortization totaled $1,110,000.  The Company has compared the remaining value of Micro's goodwill with its future expected cash flows and determined that none of the goodwill recorded as of June 30, 2002 was impaired.  Goodwill amortization expense for the year ended June 30, 2002 was approximately $103,000, excluding the $154,000 that was written off in fiscal year 2002.

Recent Accounting Pronouncements

       In June 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (SFAS No. 141) and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). SFAS No. 141 addresses financial accounting and reporting for business combinations and is effective for all business combinations after June 30, 2001. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assts and is effective for fiscal years beginning after December 15, 2001. The Company adopted SFAS 141 and 142 on July 1, 2002.  The Company has ceased amortizing amounts related to goodwill starting July 1, 2002.  The Company does not anticipate any material affect on the financial statements as a result of adoption of these statements.

       In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144). SFAS No. 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. The Company adopted this Statement on July 1, 2002. The Company has determined there is no material impact from this Statement on its financial statements.

Advertising

       The Company expenses the cost of advertising the first time the advertising takes place. The Company's balance sheet contains no deferred advertising costs. The Company incurred advertising expenses of approximately $41,000 and $71,000 in 2002 and 2001, respectively.

Income Taxes

       Deferred income taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating losses and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

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

        The Company's operations are affected by numerous factors including market acceptance, changes in technologies and new laws and government regulations and policies. The Company cannot predict what impact, if any, the occurrence of these or other events might have on the Company's operations. Significant estimates and assumptions made by management are used for, but not limited to, the allowance for doubtful accounts, the reserve for slow moving or obsolete inventories, the carrying value of long-lived and intangible assets, and the recoverability of deferred tax deferred tax assets.

Reclassification

       Certain items in the 2001 financial statements have been reclassified to conform to the presentation adopted in 2002.  These reclassifications had no effect on net income or stockholders equity as previously reported.

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

        Significant management judgment is required in determining our provision for income taxes and the recoverability of our deferred tax asset. It is based on our estimates of future taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable.  In the event that actual results differ from these estimates or we adjust these estimates in future periods we may need to establish a valuation allowance which could result in a tax provision equal to the carrying value of our deferred tax assets.

NOTE 2 - FOURTH QUARTER ADJUSTMENTS

       During the fourth quarter ended June 30, 2002 there were adjustments that resulted in the Company reducing net income by approximately $51,000.  The adjustments related to material changes in estimates, write-offs of intangible assets, and reversals of tax contingencies. Prior years' tax audits were completed, allowing management to recognize the reversal of approximately $289,000 of tax contingencies, offset by increasing inventory reserves by $186,000 due to slow moving inventory identified by management in the fourth quarter and for goodwill written off in the amount of $154,000.

NOTE 3 - LINE OF CREDIT

       The subsidiaries of the Company entered into a credit facility with Wells Fargo Business Credit Inc. (WFBCI) in May 2002 for borrowings up to $3,000,000 or 80% of eligible accounts receivable.  The terms of the credit facility expire May 2004 and require monthly interest payments at the prime rate (4.75% at June 30, 2002) plus 1.00% to 1.75% based on outstanding borrowings, with a minimum interest per quarter of $12,500.  The outstanding borrowings are secured by all the assets of the Micro and OMS and guaranteed by the Company.  The outstanding balance under terms of this credit facility as of June 30, 2002 was $638,000.  Available borrowing capacity at June 30, 2002 was $380,000.  The bank agreement requires that certain financial and non-financial covenants be maintained.  At June 30, 2002 the Company was in violation of certain income/(loss) and net tangible net worth covenants.

NOTE 4 - LONG-TERM DEBT

        Following is a summary of long-term debt as of June 30, 2002:

Unsecured note to a shareholder, bearing
Interest at 7%, payments of $19,600 quarterly, including
Interest to June 30, 2006	$272,000
Less current portion	61,000
Total long-term debt	$211,000
=======

This debt is subordinated to the line of credit (Note 3).  Interest expense on this debt totaled approximately $34,000 for the years ended June 30, 2002 and 2001, respectively.

NOTE 5 - NOTES PAYABLE

       Following is a summary of notes payable:

Note payable to a shareholder
Bearing interest at a rate of 9.1%, due on demand	$65,000
Other	8,000
Total	$73,000
======

NOTE 6 - COMMITMENTS AND CONTINGENCIES

       Micro leased office and warehouse facilities from the Company's largest shareholder until January 2002. The Company and its subsidiaries lease its existing office and warehouse facilities from unrelated parties under lease agreements expiring through October 2007. These leases generally require the Company to pay insurance, taxes, and other expenses related to the leased space. Total rent expense was $257,000 and $509,000, including approximately $74,000 and $358,000 paid to the Company's largest shareholder for the years ended June 30, 2002 and 2001, respectively. Future minimum lease payments for the years ending June 30, are; 2003, $264,000; 2004, $266,000; 2005, $272,000; 2006, $278,000; 2007 $113,000 for a total of $1,193,000 with no additional payments to the Company's largest shareholder.

       Biotrol is named as a co-defendant by way of a joinder complaint in the case Snyder v. Patterson Dental, et al alleging personal injuries caused by exposure to latex gloves. The case is being held in the Court of Common Pleas, Philadelphia, Pennsylvania. To date, management is unable to assess the likelihood of an unfavorable outcome and cannot estimate the amount or range of potential loss if any.

      The manufacture and distribution of certain products by subsidiaries of the Company involves a risk of legal action, and, from time to time, the Company and its subsidiaries are named as defendants in lawsuits. While the Company's management believes that these matters will not have a material adverse impact on the financial condition of the Company, there can be no certainty that the Company may not ultimately incur liability or that such liability will not be material and adverse.

NOTE 7 - INCOME TAXES

       The provision for income taxes (credits) for the years ended June 30, 2002 and 2001 is as follows:

	2002	2001
Current taxes (credits)	$(308,000)	$(44,000)
Deferred taxes (credits)	(902,000)	(785,000)
	$(1,210,000)	$(829,000)
	=======	=======

       A reconciliation of expected tax (credit) to the amount computed by applying the federal statutory income tax rates to income (loss) before taxes (credits) is as follows:

	2002	2001
Federal income taxes (credits),
Computed at the statutory rate	$(807,000)	$(744,000)
State income taxes (credits)	(69,000)	(102,000)
Non-deductible items, primarily goodwill	90,000	35,000
Tax credits, primarily research and development	(135,000)	--
Favorable resolution of tax contingency	(289,000)	-
Other	--	(18,000)
	$(1,210,000)	$(829,000)
	=======	=======

        Deferred income tax assets and liabilities in the accompanying balance sheet at June 30, 2002 consist of the following:

Assets:
Accrued expenses	$181,000
Intangible assets	1,120,000
Inventories	318,000
Net operating loss carryforward	293,000
Income tax credit carryforward	135,000
Total deferred tax assets	2,047,000
Liabilities:
Installment gain on sale of discontinued operations	(45,000)
Equipment	(222,000)
Total deferred tax liabilities	(267,000)

Net deferred tax assets	$1,780,000
=======

       The Company has net operating loss carryforwards of $716,000 for Federal and $1,299,000 for State Income tax purposes.  Federal loss carryforwards expire in 2022 and State carryforwards expire 2022.  Tax credit carryforwards totaling $135,000 do not expire.  The components giving rise to the net deferred tax assets (liabilities) described above have been included in the accompanying balance sheet as of June 30, 2002 as follows:

Non-current assets	$ 1,326,000
Current assets	454,000
$ 1,780,000
=======

       Management believes that it is more likely than not that the deferred tax asset will be fully recovered.  Net realizable deferred tax assets could be reduced in the near term if estimates of future profitability are reduced or if future changes in the ownership of the Company occur.

NOTE 8 - SHAREHOLDERS' EQUITY

Stock Options

       The Board of Directors and the shareholders of the Company have approved and adopted two plans, pursuant to which options to purchase an aggregate of 2,000,000 shares of common stock that can be granted to officers, directors, employees and to others expected to provide significant services to the Company. There are 380,495 shares remaining in the option plans, which are available for grant in future years.

Transactions involving the stock options are summarized as follows:

	2002		2001
Fixed Options	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price
_____________________________________________________________________________________________
Outstanding at beginning of year	1,284,361	$2.16	1,409,361	$2.10
Granted	1,066,000	0.85	105,000	2.50
Exercised	-	-	-	-
Forfeited	(730,856)	2.17	(230,000)	1.94
	_________________________________________________
Outstanding at end of year	1,619,505	$1.28	1,284,361	$2.16
	_________________________________________________
Exercisable at end of year	586,005	$1.96	1,139,361	$2.12

Weighted-average fair value per
Option granted during the year		$0.48		$1.80

A further summary concerning fixed options outstanding June 30, 2002, is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
______________________________________________________________________________
$0.81 to $1.00	936,000	9.5 years	$ 0.82	20,000	$ 0.99
$1.05 to $2.00	290,000	7.8 years	1.30	200,000	1.36
$2.05 to $2.90	393,505	6.2 years	2.36	366,005	2.34
	_________		__________________________________
	1,619,505		$ 1.28	586,005	$ 1.96
	=======		==============================

        The option plans are substantially similar and call for the vesting as approved by the Board of Directors, and allow for the options to be outstanding for a period of ten years. Under the Company's plans, employees of the discontinued operations had until July 12, 2001 to exercise their options or they expired. At June 30, 2001, these employees held 80,000 stock options, and at June 30, 2002, these options had expired. Grants under the Company's stock option plans are accounted for following APB Opinion No. 25 and related interpretations. Had compensation cost for the stock-based compensation plans been determined based on the grant date fair values of awards (the method described in SFAS No. 123), reported net income and basic and diluted earnings per common share would have been adjusted to the pro forma amounts shown below:

	2002	2001
Net income
As reported	$(1,566,000)	$2,847,000
Pro forma	(1,789,000)	2,730,000
Earnings per common share
Basic
As reported	$(0.18)	$0.32
Pro forma	(0.20)	0.31
Diluted
As reported	$(0.18)	$0.32
Pro forma	(0.20)	0.31

      The fair value of each grant is estimated at the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions: no dividend rate for all years; price volatility of 62% to 69% in 2002, 64% to 69% in 2001; risk-free interest rates of approximately 4.3% to 4.6% in 2002 and 4.8% to 6.1% in 2001; and expected lives of five years.

      Subsequent to year ended June 30, 2002, the Board of Directors approved, at managements' discretion the repurchase of up to 500,000 shares of common stock.  The maximum total value of the repurchase is not to exceed $500,000.  This repurchase is to be financed both with cash generated by operations and through the utilization of the credit facility.

Stock Warrants

       In prior years, the Company issued warrants to acquire shares of common stock. At June 30, 2002, warrants to acquire 312,000 shares of common stock were outstanding. These warrants are fully vested, have a weighted-average exercise price of $1.71, and a weighted-average remaining life of 2.9 years.

      During the year ended June 30, 2002, the Company granted 24,000 warrants to acquire common shares of stock incurring a charge of $13,000.  The fair value of the warrants was estimated at the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions: no dividend rate for all years; price volatility of 58% to 68%; a risk-free interest rate of approximately 4.0% to 4.4%; and expected life of five years.  The warrants were fully vested as of December 31, 2001.

Preferred Shares

       Holders of Series A preferred shares have no voting, dividend, or redemption rights. In the event of liquidation or dissolution, preferred shareholders are entitled to receive $3.60 per share. Each preferred share is convertible into one common share at the option of the holder.

Employee Stock Purchase Plan

       In July 1998, the Company adopted an Employee Stock Purchase Plan, under which up to 200,000 shares of common stock may be issued to substantially all full-time employees, if they choose to participate. Employees can choose each year to have between 1% and 10% of their defined earnings withheld to purchase the Company's common stock at a price that is 85% of the lower of the market price at July 1 and January 1 of each year or the date on which the shares are fully paid by the employee. The minimum purchase price under the plan is $2.00 per share, unless the Company's Stock Purchase Plan Committee determines a lower price is appropriate. During 2002 and 2001, no shares were purchased under the plan.

NOTE 9 - UNUSUAL CHARGES

      During the year ended June 30, 2001 management determined that a non-compete agreement with the previous owner of an acquired business no longer had any value to the Company. The Company has focused its efforts on developing new products and new markets to grow its business. As a result, management determined that the Company would not sustain any damage if the previous owner decided to compete in the same line of business. The Company wrote off $473,000 of the non-compete agreement that it deemed had no future value. The Company also wrote off fees and expenses in connection with failed merger and acquisition activity amounting to $493,000 during the year ended June 30, 2001. In addition, the Company recorded an accrual for remediation costs in connection with the removal of contaminated soil of $97,000, and various other charges totaling $71,000 during the year ended June 30, 2001.  In total, the unusual charges for the year ended June 30, 2001 amounted to $1,134,000.

NOTE 10 - FUNDS HELD IN ESCROW, NET, BUSINESS DIVESTITURES AND DISCONTINUED OPERATIONS

      On June 12, 2001, the Company sold substantially all of the assets of its wholly owned subsidiaries, Biotrol International, Inc. and Challenge Products, Inc. to Young Colorado, LLC, for a purchase price of $9 million. The assets sold comprised the Company's line of infection control and preventive chemical products for the dental industry. The gain from the sale of the assets was reported at approximately $3.9 million net of taxes of $2.5 million as of June 30, 2001.  The gain on the sale has been reduced by $668,000, during 2002, represented by an increase to the reserve to offset warranty claims made by Young and other third party creditors associated with the Biotrol operation.   There remained an escrow balance of $1,221,000 and a total reserve of $431,000 as of June 30, 2002.

        The Company received $6.6 million of the purchase price at the closing. The balance of the purchase price of $2.4 million was escrowed to secure various warranties under the sale agreement. The escrow agreement contains various scheduled release dates for the funds. The actual distribution of the escrow account varied from the original agreement due to various claims by Young.  There was a release of $1.2 million of the escrow funds in the quarter ending March 31, 2002, of which (a) $350,000 was paid back to Young for (i) $183,000 related to warranty issues and, (ii) $167,000 related to remaining operating obligations, (b) $136,000 paid to third party creditors for liabilities related to the sale of prior operations of Biotrol, and (c) $714,000 was retained by the Company.  A second release of $1,121,000 was made in July, 2002, of which (a) $431,000 was returned to Young for warranty related issues, (b) $366,000 was paid to a third party creditor and (c) $324,000 was retained by the Company, leaving an escrow balance of $100,000 and no remaining reserve.  The $100,000 is being held for title clearance of certain purchased assets and is expected to be received by the Company in October 2002.   In addition, the Company earned approximately $43,000 in interest on the escrow account during the year ended June 30, 2002.

     During the year ended June 30, 2002, the Company received indemnification notices from Young, to recover alleged losses and costs as they are incurred for certain alleged breaches of representations and warranties contained in the Young Asset Purchase Agreement related to compliance issues with the Food, Drug, and Cosmetic Act ("FDCA"), Federal Insecticide, Fungicide and Rodentcide Act ("FIFRA"), and other related laws.  In February 2002, the Company settled a complaint with the Environmental Protection Agency ("EPA") set forth in Young's indemnification notice for alleged violations of FIFRA.  Pursuant to the settlement, the Company will pay $150,000 to the EPA, over a 15-month period, commencing March 2002.  The remaining amount of $110,000 is recorded as an accrued liability in the June 30, 2002 financial statements in addition to the $431,000 escrow reserve.

NOTE 11 - SEGMENT INFORMATION

       The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies.

       After the 2001 divestiture (Note 10), there are two reportable segments: Micro Motors, and OMS. The accounting policies applied to determine the segment information are the same as those described in the summary of significant accounting policies. Interest expense is allocated based upon the specific identification of debt incurred by the individual segment. Corporate overhead, the provision for income taxes, income from discontinued operations, and gain on disposal of discontinued operations are included in corporate profit, and are not allocated to the individual reported segments. Intersegment sales and transfers are accounted for at amounts that management believes provides the transferring segment with fair compensation for the products transferred, considering their condition, market demand, and, where appropriate, a reasonable profit that recognized which segment will be responsible for marketing costs. Management evaluates the performance of each segment based on income (loss) before income taxes.

Financial information with respect to the reportable segments follows (in thousands):

2002	Micro Motors	Oregon Micro Systems	Corp.	Total
Sales from external customers	$8,285	$2,241	--	$10,526
Depreciation and amortization	371	454	40	865
Interest expense	75	--	42	117
Segment profit (loss)	635	(1,021)	(1,180)	(1,566)
Segment assets	5,505	1,070	3,393	9,968
Expenditure for segment assets	266	30	--	296

2001	Micro Motors	Oregon Micro Systems	Corp.	Total
_____________________________________________________________________________________________
Sales from external customers	$7,744	$7,100	--	$14,844
Depreciation and amortization	402	474	82	958
Unusual charges	473	--	661	1,134
Interest expense	844	--	14	858
Segment profit (loss)	(2,404)	2,626	2,625	2,847
Segment assets	5,319	2,040	4,385	11,744
Expenditure for segment assets	128	20	4	152

      No single customer generated in excess of 10% of consolidated sales during 2002.  Sales to one customer for 2001 were $2.53 million dollars.

NOTE 12 - EARNINGS PER SHARE

       The weighted-average number of common shares and common share equivalents outstanding during the years used to compute basic and diluted earnings/(loss) per common share is as follows:

	2002	2001
	__________	__________
Weighted-average common shares used in computation of
Basic earnings (loss) per share	8,787,300	8,787,300
Effect of dilutive securities:
Common stock options and warrants	--	--
Convertible preferred stock	--	--
	__________	__________
Weighted-average common and common share equivalents
used in the computation of diluted earnings (loss) per share	8,787,300	8,787,300
	========	========

In 2002, common shares issuable upon exercise of the employee stock options and common stock warrants (see Note 8) and upon the conversion of 78,129 shares of preferred stock have not been included in the 2002 computation because their inclusion would have been antidilutive on continuing operations.

In 2001, common shares issuable upon exercise of the 39,065 employee stock options and common stock warrants (see Note 8) and upon the conversion of 78,129 shares of preferred stock have not been included in the 2001 computation because their inclusion would have been antidilutive on continuing operations.

PRO-DEX, INC. AND SUBSIDIARIES

EXHIBIT INDEX

Exhibit No.	Document	Sequentially Numbered Pages
2.2	Merger Agreement between Pro-Dex, Inc., Micro Systems Acquisition Corporation, and Micro Motors, Inc., dated July 26, 1995.
2.3	Acquisition Agreement between Pro-Dex, Inc., Oregon Micro Systems, Inc. and L. Wayne Hunter dated July 26, 1996 (incorporated herein by reference to Exhibit 7.2 to the Company's Form 8-K dated July 26, 1996).
3.1	Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to Pro-Dex, Inc. Registration Statement No. 33-74397).
3.2	Bylaws (incorporated herein by reference to Exhibit 3.2 to Pro-Dex, Inc. Registration Statement No. 33-74397).
10.16

Prophy Ring Patent License Agreement dated and effective July 1, 1993 between Challenge Products, Inc. and Charles L. Bull (incorporated herein by reference to Exhibit 10.17 to Pro-Dex, Inc. Registration Statement No. 33-74397).

10.17*	1994 Stock Option Plan (incorporated herein by reference to Exhibit 10.21 to Pro-Dex, Inc. Registration Statement No. 33-74397).
10.18*	Director's Stock Option Plan (incorporated herein by reference to Exhibit 10.22 to Pro-Dex, Inc. Registration Statement No. 33-74397).
10.25*	Employee Stock Purchase Plan (incorporated herein by reference to the Company's Form 10-K dated September 13, 1999).
10.26	Audit Committee Charter.
10.27	Real Property Sale by Challenge subsidiary (PDMI subsidiary C) Settlement Statement
10.28

Acquisition Agreement between Pro-Dex, Inc., Oregon Micro Systems, Inc. and L. Wayne Hunter dated July 26, 1996 (incorporated herein by reference to Exhibit 7.2 to the Company's Form 8-K dated July 26, 1996).

10.29	Asset Sale Agreement dated June 12, 2001, by and among Young Colorado, LLC, Pro-Dex, Inc., Pro-Dex Management, Inc., Biotrol International, Inc., and Challenge Products, Inc. (incorporated herein by reference to the Form 8-K filed July 30, 2001).
10.30	Micro Motors Credit and Security Agreements with WFBCI
10.31	OMS Credit and Security Agreements with WFBCI
21.00

The Company has the following subsidiaries incorporated in the following states: PDMI subsidiary B, a Delaware corporation; PDMI subsidiary C, Pro-Dex Management Inc, a California corporation, a Missouri corporation; Micro Motors, Inc., a Colorado corporation; Oregon Micro Systems, Inc., an Oregon corporation.

27	Financial Data Schedule
99.1	Chief Executive Officer certification
99.2	Chief Financial Officer certification

* denotes management contract or compensatory arrangement required to be filed as an exhibit to the Form 10-KSB.

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRO-DEX INC.
By: / s / Patrick Johnson
-----------------------------
Patrick Johnson
Chief Executive Officer
and President

      In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/ s / Patrick Johnson	October 1, 2002
---------------------------------	------------------------------------
Patrick Johnson	Date
President and Chief Executive Officer
(Principal Executive Officer)

/ s / Jeffrey J. Ritchey	October 1, 2002
---------------------------------	-------------------------------------
Jeffrey J. Ritchey	Date
Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)

/ s / George J. Isaac	September 30, 2002
----------------------------------	----------------------------------------
George J. Isaac	Date
Secretary and a Director

/ s / Ronald G. Coss	October 1, 2002
---------------------------------	----------------------------------------
Ronald G. Coss	Date
Director

/ s / Robert A. Hovee	October 1, 2002
---------------------------------	----------------------------------------
Robert A. Hovee	Date
Director

/ s / Frank Zagar	October 1, 2002
------------------------------------	-----------------------------------------
Frank Zagar	Date
Director

/ s / Michael Messenbrink	October 1, 2002
------------------------------------	-----------------------------------------
Michael Messenbrink	Date
Director

CERTIFICATIONS

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

I, Patrick Johnson, certify that:

        (1)        I have reviewed this Annual Report on Form 10‑KSB of  Pro-Dex, Inc.;

        (2)        Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

        (3)        Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition results of operations and cash flows of the Registrant as of, and for, the periods presented in this Annual Report.

Date:  October 1, 2002

/s/ Patrick Johnson
Patrick Johnson, President and Chief Executive
Officer - Principal Executive Officer

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER

I, Jeffrey J. Ritchey, certify that:

        (1)        I have reviewed this Annual Report on Form 10‑KSB of Pro-Dex, Inc;

        (2)        Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

        (3)        Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition results of operations and cash flows of the Registrant as of, and for, the periods presented in this Annual Report.

Date:  October 1, 2002

/s/ Jeffrey J. Ritchey
Jeffrey J. Ritchey, Chief Financial Officer -
Principal Financial Officer