Form 10QSB
period 2002-09-30
PRO DEX INC
filed 2002-11-14
CIK 788920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X]            Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2002

OR

[  ]             Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.   For the transition period from              to             .

Commission File Number 0-14942

PRO-DEX, INC.
(Exact name of small business issuer as specified in its charter)

Colorado	84-1261240
(State or Other Jurisdiction of	(IRS Employer Identification No.)
Incorporation or Organization)

151 E. Columbine Avenue, Santa Ana, California 92707
(Address of Principal Executive Offices)

Issuer's telephone number: 714 241 4411

Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.    Yes [X] No [ ]

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock outstanding as of the latest practicable date:  8,747,200 shares of Common Stock, no par value, as of November 1, 2002.

Transitional Small Business Disclosure Format:        Yes [  ] No [X]

Item 1.      Financial Statements

PRO-DEX, INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2002	June 30, 2002
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$ 179,000	$ 236,000
Funds held in escrow, net	102,000	790,000
Accounts receivable, net of allowance for doubtful
accounts of $22,000 and $26,000	1,589,000	1,620,000
Inventories, net	2,715,000	2,924,000
Prepaid expenses	129,000	84,000
Deferred taxes	454,000	454,000
Income tax receivable	330,000	330,000

Total current assets	5,498,000	6,438,000

Equipment and leasehold improvements, net	968,000	1,025,000

Other assets:
Other	58,000	37,000
Deferred tax assets	1,326,000	1,326,000
Patents, net of accumulated amortization of $2,692,000 and $2,6660,000	--	32,000
Goodwill, net of accumulated amortization of $1,683,000	1,110,000	1,110,000
Total other assets	2,494,000	2,505,000
Total assets	$ 8,960,000	$ 9,968,000
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long term debt to shareholders	$ 75,000	$ 126,000
Notes payable	8,000	8,000
Credit line payable	176,000	638,000
Accounts payable	442,000	765,000
Accrued expenses	648,000	801,000
Income taxes payable	97,000	101,000
Total current liabilities	1,446,000	2,439,000

Long-term debt to a shareholder, net of current portion	197,000	211,000

Total liabilities	1,643,000	2,650,000

Commitments and contingencies
Shareholders' equity:
Series A convertible preferred shares; no par value; liquidation preference of $3.60 per share; 10,000,000 shares authorized; 78,129 shares issued and outstanding	283,000	283,000
Common shares; no par value; 50,000,000 shares authorized; 8,735,000 and 8,737,300 shares issued and outstanding, respectively	15,031,000	15,033,000
Accumulated deficit	(7,928,000)	(7,922,000)
	7,386,000	7,394,000

Receivable for stock purchase	(69,000)	(76,000)

Total shareholders' equity	7,317,000	7,318,000

Total liabilities and shareholders' equity	$ 8,960,000	$ 9,968,000

See notes to consolidated financial statements.

PRO-DEX, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended September 30,
	2002	2001

Net sales	$ 2,717,000	$ 3,170,000

Cost of sales (includes rent paid to a director of $37,000 in 2001)	1,567,000	1,780,000
Gross profit	1,150,000	1,390,000

Operating expenses:
Selling	147,000	162,000
General and administrative expenses	588,000	751,000
Research and development costs	385,000	379,000
Amortization	32,000	122,000
Total operating expenses	1,152,000	1,414,000

Income (loss) from operations	(2,000)	(24,000)

Other income (expense):
Other income, net	6,000	23,000
Interest (expense)	(13,000)	(16,000)
Total	(7,000)	7,000

(Loss) before provision for income tax (credits)	(9,000)	(17,000)

Provision for income taxes (credits)	(3,000)	(6,000)
Net income (loss)	$ (6,000)	$ (11,000)

Net income (loss) per share, basic	$ (0.00)	$ (0.00)
Net income (loss) per share, diluted	$ (0.00)	$ (0.00)

Weighted average shares outstanding - basic	8,785,000	8,787,300

Weighted average shares outstanding - diluted	8,785,000	8,787,300

See notes to consolidated financial statements.

PRO-DEX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended September 30,
	2002	2001

Cash Flows from Operating Activities:
Net (loss)	$ (6,000)	$ (11,000)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Depreciation and amortization	113,000	223,000
Provision for doubtful accounts	(4,000)	--
Non-cash compensation	7,000	7,000
Deferred taxes	--	(7,000)
Changes in:
(Increase) decrease in accounts receivable	35,000	(610,000)
Decrease in inventories	209,000	88,000
(Increase) decrease in prepaid expenses	(45,000)	21,000
(Increase) decrease in other assets	(21,000)	6,000
(Decrease) in accounts payable and accrued expense	(476,000)	(11,000)
(Decrease) in income taxes payable	(4,000)	(10,000)

Net Cash (used in) Operating Activities	(192,000)	(304,000)

Cash Flows From Investing Activities:
Proceeds from sale of discontinued operations	688,000	--
Net additions to equipment and leasehold improvements	(24,000)	(78,000)

Net Cash provided by (used in) Investing Activities	664,000	(78,000)

Cash Flows from Financing Activities:
Net principal payments on long-term borrowings	(65,000)	(7,000)
Net payments on line of credit	(462,000)	(20,000)
Stock repurchases	(2,000)	--

Net Cash (used in) Financing Activities	(529,000)	(27,000)

Net (decrease) in Cash and Cash Equivalents	(57,000)	(409,000)
Cash and Cash Equivalents, beginning of period	236,000	698,000

Cash and Cash Equivalents, end of period	$ 179,000	$ 289,000

Supplemental Information
Cash payments for interest	7,000	16,000

Cash payments for income taxes	2,000	10,000

 See notes to consolidated financial statements.

PRO-DEX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Basis of Presentation

        The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the audited financial statements presented in the Company's Annual Report for the fiscal year ended June 30, 2002.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for such interim periods are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2002.

Inventories

       Inventories are stated at the lower of cost (the first-in, first-out method) or market and consist of the following:

	September 30, 2002 (unaudited)	June 30, 2002
Raw materials	$ 1,286,000	$ 1,564,000
Work in process	337,000	291,000
Finished goods	1,670,000	1,661,000
Total	3,293,000	3,516,000
Reserve for slow moving items	(578,000)	(592,000)
Total inventories, net	$ 2,715,000	$ 2,924,000

        In the period ending September 30, 2002, the Company changed the method of classifying its inventory.  Purchased component parts previously categorized as "Finished goods" are now categorized as "Raw materials".  The June 30, 2002 inventory balances have been adjusted from previous reports for proper comparison.

Intangible Assets

        Intangible assets include patents and the cost of net assets acquired in excess of fair value, which are amortized on a straight-line basis over their estimated useful lives ranging from 7 to 20 years.

Adoption of FAS 142

        On July 1, 2002 the Company adopted SFAS No. 142 "Goodwill and Other Intangible Assets."  Goodwill and other indefinite-lived intangible assets will no longer be amortized, these assets will be tested annually for impairment and assets with finite lives will no longer be limited to forty years.

        The Company has $1,110,000 of goodwill in its Micro Motors reporting unit as of June 30 and September 30, 2002 and has no other indefinite lived assets or amortizing intangible assets.  The final $32,000 of patent amortization was recorded in the three months ended September 30, 2002.  No further amortization is expected.  The Company is in the process of completing step one of its impairment analysis on goodwill.

This will be completed by December 31, 2002.  If the carrying value of the Micro Motors reporting unit exceeds its fair value, the Company will complete step two of its impairment analysis by June 30, 2003.  If the implied fair value of goodwill in the Micro Motors reporting unit is less than its carrying value, an impairment charge will be recorded as a cumulative effect of a change in accounting principle in the first quarter ending September 30, 2002.  Amortization expense related to goodwill for the first three months ended September 30, 2001 was $21,000.

        A reconciliation of previously reported net (loss) and (loss) per share adjusted for the exclusion of goodwill as follows:

Three Months Ended September 30,
	2002	2001

Net (loss)	$ (6,000)	$ (11,000)
Add goodwill amortization (net of taxes)	--	13,000
Adjusted net income (loss)	$ (6,000)	$ 2,000

Basic and diluted net (loss) per common share	$ --	$ --
Add goodwill amortization	--	--
Adjusted net income (loss) per common share	$ --	$ --

Stock Repurchase Plan

In September 2002, the Company's Board of Directors authorized the repurchase on the open market of up to 500,000 shares of the Company's outstanding Common Stock, subject to compliance with applicable laws and regulations.  There is no requirement that the Company repurchase all or any portion of such shares.  The maximum total value of the repurchase is not to exceed $500,000.  This repurchase is to be financed both with cash generated by operations and through the utilization of the credit facility.  During the two weeks from the plan authorization date to the quarter end date of September 30, 2002, the Company repurchased 2,300 shares of Common Stock for $1,470.  Through October 31, the Company has repurchased 40,100 shares of Common Stock for $20,875.

Net (loss) per share

            The following table reconciles the weighted average shares outstanding for basic and diluted net income per share for the periods indicated (unaudited).

	Three Months Ended September 30,
	2002	2001

Net (loss)	$ (6,000)	$ (11,000)
Basic net (loss) per common share:
Weighted average of common shares outstanding	8,786,500	8,787,300
Basic net (loss) per common share	$ --	$ --

Diluted net income (loss) per share:
Weighted average of common shares outstanding	8,785,000	8,787,300
Effect of potentially dilutive securities (options)	--	--
Effect of potentially dilutive securities (warrants)	--	--
Effect of potentially dilutive securities (convertible Preferred Shares)	--	--
Weighted average number of common and shares - Diluted	8,785,000	8,787,300
Diluted net income (loss) per common share	$ --	$ --

        Common shares issuable upon conversion of 78,129 shares of preferred stock have not been included in the 2002 or the 2001 computation because their inclusion would have been anti-dilutive.  In addition, common shares issuable upon conversion of 85,674 common stock options have not been included in the 2002 computation because their inclusion would have been anti-dilutive.  There were no such common stock options as of September 30, 2001 as none had strike prices below the average price for the quarter.

LINE OF CREDIT

        The subsidiaries of the Company entered into a credit facility with Wells Fargo Business Credit Inc. (WFBCI) in May 2002 for borrowings up to $3,000,000 or 80% of eligible accounts receivable.  The terms of the credit facility expire May 2004 and require monthly interest payments at the prime rate (4.75% at September 30, 2002) plus 1.00% to 1.75% based on outstanding borrowings, with a minimum interest charge of $12,500 per quarter.  The outstanding borrowings are secured by all assets of Micro Motors Inc. ("Micro Motors") and OMS and guaranteed by the Company.  The outstanding balance under terms of this credit facility as of September 30, 2002 was $176,000.  Available borrowing capacity at September 30, 2002 was $948,000.  The bank agreement requires that certain financial and non-financial covenants be maintained.  At September 30, 2002 the Company was in compliance with all covenants.

LONG TERM DEBT

        The following table is a summary of long-term debt (unaudited):

	September 30, 2002	June 30, 2002

Unsecured note to a shareholder, bearing interest at 7%, payments of $19,600 quarterly, including interest to June 30, 2006	$ 272,000	$ 272,000
Less current portion	75,000	61,000
Total long-term debt	$ 197,000	$ 211,000
	=======	=======

            This debt is subordinated to the line of credit.

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

STOCK OPTIONS AND WARRANTS AND SUBSEQUENT EVENT

        During the quarter ended September 30, 2002, the Company granted 60,000 Common Stock Options under the Director's Plan at the average price of $0.54 (fair market value of $0.32), and 380,000 Common Stock Options under the Employee's Plan at the average price of $0.66 (fair market value of $0.18) respectively. The options vest after a period of 6 months for the directors.  200,000 employee options vested immediately, and the remainder for the employees options vest over the course of four years.  Both directors and employee options expire in ten years from the date of the grant.

        During the quarter ended September 30, 2002, 400,000 Common Stock Options under the Employee's Plan expired unused.

        During the quarter ended September 30, 2002, the Company granted 100,000 Common Stock Warrants at a price of $1.25 (fair market value of $0.16).  The warrants vest immediately and expire in seven years

        The fair value of each grant is estimated at the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions: no dividend rate for all years; price volatility of 68% to 72%; risk-free interest rates of approximately 2.8% to 4.1%; and expected lives of five years for the options and seven years for the warrants.

        In October 2002, the Company issued 65,000 warrants at the price of $0.54 (fair market value of $0.15).  The warrants vest immediately and expire in three years.

FUNDS HELD IN ESCROW, NET, BUSINESS DIVESTITURES AND DISCONTINUED OPERATIONS

        On June 12, 2001, the Company sold substantially all of the assets of its wholly owned subsidiaries, Biotrol International, Inc. and Challenge Products, Inc. to Young Colorado, LLC, for a purchase price of $9 million. The assets sold comprised the Company's line of infection control and preventive chemical products for the dental industry.  There remained an unreserved escrow balance of $102,000 as of September 30, 2002 that was collected in full in October 2002.

        During the year ended June 30, 2002, the Company received indemnification notices from Young, to recover alleged losses and costs as they are incurred for certain alleged breaches of representations and warranties contained in the Young Asset Purchase Agreement related to compliance issues with the Food, Drug, and Cosmetic Act ("FDCA"), Federal Insecticide, Fungicide and Rodentcide Act ("FIFRA"), and other related laws.  In February 2002, the Company settled a complaint with the Environmental Protection Agency ("EPA") set forth in Young's indemnification notice for alleged violations of FIFRA.  Pursuant to the settlement, the Company will pay $150,000 to the EPA, over a 15-month period, commencing March 2002.  Through September 30, 2002, an amount equal to $70,000 has been paid, leaving a remaining amount of $80,000 to be paid.

SEGMENT INFORMATION

       The Company's reportable segments are strategic business units that offer different products and services.  They are managed separately because each business requires different technology and marketing strategies.

        After the 2001 divestiture of Biotrol and Challenge, there are two reportable segments: Micro Motors, and OMS. The accounting policies applied to determine the segment information are the same as those described in the summary of significant accounting policies. Interest expense is allocated based upon the specific identification of debt incurred by the individual segment. Corporate overhead, the provision for income taxes, income from discontinued operations, and gain on disposal of discontinued operations are included in corporate profit, and are not allocated to the individual reported segments. Intersegment sales and transfers are accounted for at amounts that management believes provides the transferring segment with fair compensation for the products transferred, considering their condition, market demand, and, where appropriate, a reasonable profit that recognized which segment will be responsible for marketing costs. Management evaluates the performance of each segment based on income (loss) before income taxes.

        Operating Segment data (unaudited) for the three months ending September 30, 2002 and 2001 is as follows (in thousands):

Three months ended September, 2002	Micro Motors	Oregon Micro Systems	Corporate	Total
Sales from external customers	$2,077	$ 640	--	$2,717
Depreciation and amortization	70	43	--	113
Interest expense	13	--	--	13
Segment profit (loss)	143	71	(220)	(6)
Segment assets	5,560	1,069	2,331	8,960
Expenditure for segment assets	15	9	--	24

Three months ended September, 2001	Micro Motors	Oregon Micro Systems	Corporate	Total
Sales from external customers	$2,381	$ 789	--	$3,170
Depreciation and amortization	88	115	20	223
Interest expense	15	--	1	16
Segment profit (loss)	325	(62)	(274)	(11)
Segment assets	6,313	2,025	3,354	11,692
Expenditure for segment assets	55	23	--	78

Item 2. Management's Discussion and Analysis

        Except for the historical information contained herein, the matters discussed in this Quarterly Report on Form 10-QSB, including discussions of the Company's product development plans, business strategies and market factors influencing the Company's results, are forward-looking statements that involve certain risks and uncertainties. Actual results may differ from those anticipated by the Company as a result of various factors, both foreseen and unforeseen, including, but not limited to, the Company's ability to continue to develop new products and increase systems sales in markets characterized by rapid technological evolution, consolidation within the Company's target marketplace and among the Company's competitors, and competition from larger, better capitalized competitors. Many other economic, competitive, governmental and technological factors could impact the Company's ability to achieve its goals.  Interested persons are urged to review the risks described below, as well as in the Company's other public disclosures and filings with the Securities and Exchange Commission.

Company Overview

        Pro-Dex, Inc. (or the "Company") is a Colorado corporation, organized in 1978, doing business through two wholly owned operating subsidiaries, Micro Motors, Inc. ("Micro Motors") and Oregon Micro Systems, Inc. ("OMS"). Micro Motors, headquartered in Santa Ana, California, manufactures electric, air, and battery driven rotary drive systems for the medical device industry, electric and air hand pieces for the dental industry, and miniature pneumatic motors for industrial applications. OMS is headquartered in Beaverton, Oregon, where it designs and manufactures motion controllers used to control the motion of servo and stepper motors, predominantly for the semiconductor industries and medical analysis equipment.

        Over the course of the past three years, the Company has evolved significantly in response to changing market conditions.  This evolution includes the strategic refocusing of the Company's subsidiaries, the development of new products, technologies and customer relationships, the re-casting of operational infrastructure, the divestiture of segments of the Company's operations, and the consolidation of the Company's executive offices and staff.

Pro-Dex

        For the better part of the past three years, Pro-Dex has investigated several opportunities with various potential strategic investors.  These activities culminated in the divestiture of the Company's Biotrol and Challenge subsidiaries in June of 2001.  The proceeds from that transaction were used to retire all of the Company's existing bank debt at the time, leaving the Company virtually debt free as of June 30, 2001, but less than half in size.

        In response to the reduction in the Company's operations, the Company's executive operations in Colorado were consolidated into the Micro Motors facilities in Santa Ana, California.  The executive staff was eliminated and the corresponding functions were integrated into existing operational positions at Micro Motors and OMS.  This effort to reduce corporate overhead is hoped to save the Company approximately $1 million in fiscal year 2003.

Micro Motors

        Micro Motors designs, develops and manufactures pneumatic, electric and battery powered rotary drive systems for use in the medical, dental and industrial markets. Micro distributes its own line of pneumatic and electric dental hand pieces sold under the trademarks Dynatorq™, Dynapro™, Dynalite™, Dynasurg™, and Micro Handpiece™, as well as numerous lines of private label drive systems for use in dental, cranial, spinal, arthroscopic and orthopedic surgery. Micro Motors also designs and manufactures miniature pneumatic motors for industrial applications in the automotive, aerospace, apparel and entertainment industries.

        Significant aspects of the Micro Motors subsidiary have changed in the last three years.  Historically known as a precision manufacturer of dental hand pieces, Micro Motors has shifted its focus to the development and exclusive supply of rotary drive systems for strategic partners in the medical, dental and industrial segments of the commercial marketplace.  This new approach to the market has proved to be very effective in generating new revenue streams with gross margins significantly higher than Micro's historical business.

        Internally, Micro Motors has consolidated its operations and reduced the expenses related to those operations, while continuing to grow overall sales and develop new products.  This includes reducing its workforce by 30% and consolidating its manufacturing operations to a 20,000 sq. ft. facility from a 38,000 facility since 1999.  At the same time, Micro Motors has increased the size of its Engineering and Product Development group, further enabling it to respond to market demands for new products and new technologies.

OMS

        OMS designs, develops, manufactures, and markets multi-axis embedded motion controllers. The OMS controllers are specifically designed for the purpose of controlling servo and stepper motors to execute desired motion specific to the customer's application.  OMS' motion controllers are used in a wide range of applications including semiconductor wafer handling equipment, medical diagnostic equipment, photon accelerators and observatories. The OMS controllers support a platform for PCI, VME, ISA, cPCI busses as well as other embedded platforms.  Other products include motors, drivers, cables, software and a variety of accessories to meet most any embedded motion requirement.

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

        In response to the rapidly changing market conditions, OMS also drastically reduced its number of employees, made deep cuts in sales and marketing expenses and focused on maximizing the sales of existing product to existing customers.  At the same time, OMS accelerated the development of a new generation of motion control technology, based on the PowerPC power chip.  This new servo/stepper controller will be available early in fiscal year 2003 and will be expanded on to create a full line of new products.  OMS is also developing new customer relationships with companies outside the semiconductor industry.

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

            The Company has experienced changes in some of its key management positions in the past year as it has streamlined its operations.  In the year ended June 30, 2002, Kent Searl retired as President and Chief Executive Officer of the Company and was replaced on an interim basis by Frank Zagar.  Mr. Zagar completed a substantial part of the Corporate reorganization and on September 1 2002, resigned his operating position, while remaining a Director.  Patrick Johnson, Micro Motors President, assumed the role of the President and Chief Executive Officer of the Company in addition to his pre-existing role as President of Micro Motors.  In May 2002, George Isaac, resigned his operating position as Treasurer and Chief Financial Officer, while remaining Corporate Secretary and a Director, to focus on other business opportunities, and Jeffrey J. Ritchey assumed the role of the Treasurer and Chief Financial Officer in addition to his pre-existing role as Controller of Micro Motors.  The Company believes that the new CEO and CFO have the background, and experience necessary to be able to perform the duties required for these positions.

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

Exchange Delisting

             The Company received a notice from the NASDAQ that unless its stock price maintained a $1.00 per share closing price for ten consecutive trading sessions, the Company's stock would be delisted on December 3, 2002.  Under the current rules, management believes the delisting will be extended another 180 days if the Company maintains $5,000,000 of stockholders equity.  Management believes it will maintain the required stockholders equity level, postponing the delisting deadline.  However, there is no assurance that the Company will meet these exchange listing requirements in the future or that the Company's shares will maintain a sufficiently high price to eliminate future delisting notices and subsequent delisting.

Critical Accounting Estimates and Judgments

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

            As part of the process of preparing our consolidated financial statements we are required to estimate our income taxes in each of the jurisdictions in which we operate.  This process involves us estimating our actual current tax liabilities together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes.  These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet.  The most significant tax assets are future deductions from the amortization on intangibles over the next ten years.  Tax assets also result from net operating losses and research and development tax credits.  We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance.  To the extent we establish a valuation allowance or increase this allowance in a period, the impact will be included in the tax provision in the statement of operations.

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

Results of Operations

             The following table sets forth for the periods indicated, the percentage of net revenues represented by each item in the Company's Consolidated Statements of Income (unaudited).

	Three Months Ended September 30,
	2002	2001

Net Revenues:	100.0%	100.0%

Cost of Goods Sold	57.7	56.2

Gross Profit	42.3	43.8
Selling, General and Administrative Expenses	27.0	23.7
Research and Development Costs	14.2	12.0
Amortization	1.1	3.8

Losses from Operations	(0.0)	(0.1)

Loss before Provision for Income Taxes	(0.0)	(0.1)
Provision for Income Taxes	(0.0)	0.1
Net Loss	(0.0%)	(0.0%)

 For the Three-Month periods Ended September 30, 2002 and 2001

        Net Loss.  The Company's net (loss) for the three months ended September 30, 2002 was ($6,000) or ($0.00) per share on a basic and ($0.00) per share on a diluted basis, as compared to a net (loss) of ($11,000) or ($0.00) per share on a basic and ($0.00) per share on a diluted basis, for the three months ended September 30, 2001.

           Net Sales.  Consolidated sales decreased 14% for the quarter ended September 30, 2002, compared to the quarter ended September 30, 2001, primarily due lower sales to dental customers at Micro Motors and to continued slowness at OMS. At Micro Motors, sales decreased 13% for the quarter ended September 30, 2002 compared to the quarter ended September 30, 2001.  The comparative sales decline was due to the high incidence of one time stocking shipments made last year.  Sales of dental products fell 15% in the quarter ended September 30, 2002 from the quarter ended September 30, 2001. Sales to medical customers rose 15% compared to the previous year's quarter. Sales to industrial customers declined 45% for the quarter. The overall decline in sales was due to one time stocking orders received for major new product launches last year.   Absent those accelerated sales associated with initial orders, sales remained flat.  Revenue at Oregon Micro Systems decreased 19% for the quarter ended September 30, 2002 compared to the previous year's same quarter. The steep decline was caused by the continuing reduction in orders from customers in the semiconductor fabrication equipment industry. Sales to customers outside the semiconductor industry were flat for the quarter.

       Net sales by subsidiary and type of customer were as follows (unaudited):

	Three Months Ended September 30, 2002 2001		Increase/ (Decrease)
Dental	$1,307,000	$1,531,000	(15%)
Medical	502,000	436,000	15%
Industrial	148,000	267,000	(45%)
Repair & Other	120,000	147,000	(18%)
Micro Motors	$2,077,000	2,381,000	(13%)

Oregon Micro Systems	640,000	789,000	(19%)
Total	$2,717,000	$3,170,000	(14%)

           Gross Profits.  The Company's consolidated gross profit for the quarter ended September 30, 2002 decreased 17% over the same quarter in the previous year due to reduced sales at both operating divisions. Gross profit as a percentage of sales decreased to 42% for the quarter ended September 30, 2002 compared to 44% for the quarter ended September 30, 2001 caused by less absorption of manufacturing overhead and fixed costs over a smaller revenue base, fewer high margin product launches at Micro Motors partially offset by higher margins in the remaining OMS sales.

           Gross profits by subsidiary were as follows (unaudited):

	Three Months Ended September 30,		Increase/
	2002	2001	(Decrease)
Micro Motors	694,000	881,000	(187,000)
Oregon Micro Systems	456,000	509,000	(53,000)
Total	$1,150,000	$1,390,000	$(240,000)

           Operating Expenses.  Operating expenses decreased to $1,152,000 for the quarter ended September 30, 2002 from $1,414,000 for the quarter ended September 30, 2001, a decrease of 18.5%. The decrease is mainly due to cost saving measures implemented at the corporate and divisional level in response to the lower sales and reduced corporate activity.

           Research and Development Costs.  Research and development expenses increased slightly to $385,000 for the quarter ended September 30, 2002 from $379,000 for the quarter ended September 30, 2001, an increase of 1.6%. The increase is mainly due to the maintenance of research work at Micro Motors and OMS to support new product development.

           Net interest expense.  Net interest expense was $13,000 in the first quarter of fiscal 2002 due to the full quarter use and availability of the credit line.

          Provision for Taxes. The Company's effective tax rate on income (loss) from operations is 40% for the quarters ended September 30, 2002, and 2001.

Liquidity and Capital Resources

The following table presents selected financial statistics and information for the comparative quarter last year and the last quarter (unaudited):

	Quarter Ended September 30,		Quarter Ending
	2002	2001	June 30, 2002

Cash and cash equivalents	$179,000	$289,000	$236,000

Net cash provided by (used from) operations	($192,000)	($304,000)	($929,000)

Working Capital	$4,051,000	$4,823,000	$3,999,000

Credit Line outstanding balance	$176,000	$0	$638,000

Number of days of sales outstanding in accounts receivable at end of quarter	58	46	56

        The Company's working capital at September 30, 2002 increased to $4.1 million from $4.0 million at June 30, 2002 a reduction of $0.8 million from the same period last year.  Cash Flow (used from) Operations was ($192,000) in the quarter ended September 30, 2002 compared to ($304,000) for the quarter ended September 30, 2001. While the loss from continuing operations was similar between the periods, the change in working capital components caused an improvement in cash flow from operating activities.  Management believes that the Company's working capital needs over the next twelve months can be adequately supported by current operations. Following the sale of the Biotrol and Challenge operations, management has taken steps to reduce corporate overhead and consolidate operations for greater efficiency.  These efforts have continued through the present time by eliminating all corporate headcount and associated expenses and consolidating its operations with existing Micro Motors and OMS facilities and staff.

        The subsidiaries of the Company obtained a $3,000,000 revolving line of credit from WFBCI in May 2002 to fund their working capital and other general needs.  There was $176,000 outstanding on the line of credit as of September 30, 2002, down $462,000 from June 30, 2002.  The facility has a two year term and is based on Micro Motors and OMS accounts receivables and secured by those receivables and all other assets of Micro Motors and OMS.  The borrowings of Micro Motors and OMS are guaranteed by Pro-Dex, Inc. The interest rate on the facility is based on prime rate (4.75% at September 30, 2002) plus a 1.00% to 1.75% margin based on outstanding borrowings.  There is a minimum interest charge of $12,500 per quarter on the credit facility.  There are certain financial and non-financial covenants that the Company must meet to be in compliance with the terms of the credit facility.  As of September 30, 2002, OMS and Micro Motors were in compliance with all covenants.

        In September 2002, the Board of Directors approved, at managements' discretion, the repurchase of up to 500,000 shares of common stock.  The maximum total value of the repurchase is not to exceed $500,000.  This repurchase is to be financed both with cash generated by operations and through the utilization of the WFBCI credit facility.  The Company has repurchased 2,300 shares in the quarter ending September 30, 2002.

        The Company believes that its cash and cash equivalents on hand at September 30, 2002, together with cash flows from operations, if any, will be sufficient to meet its working capital and capital expenditure requirements for the balance of fiscal 2003.

Item 3. Controls and Procedures

        Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of November 1, 2002 ("Evaluation Date"), that the design and operation of our "disclosure controls and procedures" (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended ("Exchange Act")) are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by us under the Exchange Act is accumulated, recorded, processed, summarized and reported to our management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

        There were no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the Evaluation Date, nor were there any significant deficiencies or material weaknesses in our internal controls. As a result, no corrective actions were required or undertaken.

PART II
OTHER INFORMATION

Item 1 - Legal Proceedings

        The Company is a party to various legal proceedings incidental to its business, none of which are considered by the Company to be material at this time.

Item 2.      Changes in Securities and Use of Proceeds.

        None.

Item 3.      Defaults Upon Senior Securities.

        None.

Item 4.      Submissions of Matters to a Vote of Securities Holders.

        None.

Item 5.      Other Information.

        None.

Item 6.      Exhibits and Reports on Form 8-K.

        Exhibits:

                10.32    Warrant agreement with Robert Hovee dated October 2, 2002
                10.33    Consulting agreement with Robert Hovee dated October 2, 2002
                10.34    Warrant agreement with Ronald G. Coss dated October 3, 2002
                99.1      Officers' Certification

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 13, 2002	/s/ Patrick L. Johnson
_______________________________
Patrick L. Johnson, Chief Executive Officer and President

Date: November 13, 2002	/s/ Jeffrey J. Ritchey
_______________________________
Jeffrey J. Ritchey, Chief Financial Officer

I, Patrick L. Johnson, certify that:

1.             I have reviewed this quarterly report on Form 10-QSB of Pro-Dex, Inc.;

2.             Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.             Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.             The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)             designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)            evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)             presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.             The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a)             all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)            any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.             The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/ Patrick L. Johnson
Patrick L. Johnson
Chief Executive Officer

I, Jeffrey J. Ritchey, certify that:

1.             I have reviewed this quarterly report on Form 10-QSB of Pro-Dex, Inc.;

2.             Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.             Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.             The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)             designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)            evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)             presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.             The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a)             all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)            any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.             The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/ JEFFREY J. RITCHEY
Jeffrey J. Ritchey
Chief Financial Officer