Form 10QSB
period 2002-12-31
PRO DEX INC
filed 2003-02-13
CIK 788920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X]            Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended December 31, 2002

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

Issuer's telephone number: 714 241 4411

Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.    Yes [X]    No [ ]

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock outstanding as of the latest practicable date:  8,723,700 shares of Common Stock, no par value, as of January 31, 2003.

Transitional Small Business Disclosure Format:        Yes [  ] No [X]

Item 1.      Financial Statements

PRO-DEX, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2002	June 30, 2002
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$ 140,000	$ 236,000
Funds held in escrow, net	--	790,000
Accounts receivable, net of allowance for doubtful
accounts of $32,000 and $26,000	1,678,000	1,620,000
Inventories, net	2,576,000	2,924,000
Prepaid expenses	106,000	84,000
Deferred taxes	454,000	454,000
Income tax receivable	330,000	330,000
Total current assets	5,284,000	6,438,000

Equipment and leasehold improvements, net	961,000	1,025,000

Other assets:
Other	39,000	37,000
Deferred tax assets	1,326,000	1,326,000
Patents, net of accumulated amortization of $2,692,000 and $2,6660,000	--	32,000
Goodwill, net of accumulated amortization of $1,683,000	1,110,000	1,110,000
Total other assets	2,475,000	2,505,000
Total assets	$ 8,720,000	$ 9,968,000
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long term debt to shareholders	$ 77,000	$ 126,000
Notes payable	7,000	8,000
Credit line payable	315,000	638,000
Accounts payable	266,000	765,000
Accrued expenses	534,000	801,000
Income taxes payable	78,000	101,000
Total current liabilities	1,277,000	2,439,000

Long-term debt to a shareholder, net of current portion	179,000	211,000

Total liabilities	1,456,000	2,650,000

Commitments and contingencies
Shareholders' equity:
Series A convertible preferred shares; no par value; liquidation preference of $3.60 per share; 10,000,000 shares authorized; 78,129 shares issued and outstanding	283,000	283,000
Common shares; no par value; 50,000,000 shares authorized; 8,723,700 and 8,787,300 shares issued and outstanding, respectively	15,001,000	15,033,000
Accumulated deficit	(7,957,000)	(7,922,000)
	7,327,000	7,394,000

Receivable for stock purchase	(63,000)	(76,000)

Total shareholders' equity	7,264,000	7,318,000

Total liabilities and shareholders' equity	$ 8,720,000	$ 9,968,000

See notes to consolidated financial statements.

PRO-DEX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended December 31,
	2002	2001

Net sales	$ 2,882,000	$ 2,162,000

Cost of sales (includes rent paid to a director of $37,000 in 2001)	1,624,000	1,176,000
Gross profit	1,258,000	986,000

Operating expenses:
Selling	164,000	152,000
General and administrative expenses	714,000	851,000
Research and development costs	388,000	328,000
Amortization	--	122,000
Total operating expenses	1,266,000	1,453,000

(Loss) from operations	(8,000)	(467,000)

Other income (expense):
Other income, net	(10,000)	31,000
Interest (expense)	(31,000)	(20,000)
Total	(41,000)	11,000

(Loss) from continuing operations before provision for income tax (credits)	(49,000)	(456,000)

Provision for income taxes (credits)	(20,000)	(182,000)
(Loss) from continuing operations	(29,000)	(274,000)
(Loss) from discontinued operations net of tax credit of ($156,000)	--	(233,000)
Net Income (loss)	$ (29,000)	$ (507,000)

Net Income (loss) per share from continuing operations:
Basic	$ (0.00)	$ (0.03)
Diluted	$ (0.00)	$ (0.03)
Net Income (loss) per share from discontinued operations:
Basic	--	$ (0.03)
Diluted	--	$ (0.03)
Net Income (loss) per share:
Basic	$ (0.00)	$ (0.06)
Diluted	$ (0.00)	$ (0.06)

Weighted average shares outstanding - basic	8,745,700	8,787,300

Weighted average shares outstanding - diluted	8,745,700	8,787,300

See notes to consolidated financial statements.

PRO-DEX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Six Months Ended December 31,
	2002	2001

Net sales	$ 5,599,000	$ 5,332,000

Cost of sales (includes rent paid to a director of $74,000 in 2001)	3,191,000	2,956,000
Gross profit	2,408,000	2,376,000

Operating expenses:
Selling	311,000	314,000
General and administrative expenses	1,302,000	1,602,000
Research and development costs	773,000	707,000
Amortization	32,000	244,000
Total operating expenses	2,418,000	2,867,000

(Loss) from operations	(10,000)	(491,000)

Other income (expense):
Other income (expense), net	(4,000)	54,000
Interest (expense)	(44,000)	(36,000)
Total	(48,000)	18,000

(Loss) from continuing operations before provision for income tax (credits)	(58,000)	(473,000)

Provision for income taxes (credits)	(23,000)	(188,000)
(Loss) from continuing operations	(35,000)	(285,000)
(Loss) from discontinued operations net of tax credit of ($156,000)	--	(233,000)
Net (Loss)	$ (35,000)	$ (518,000)

Net Income (loss) per share from continuing operations:
Basic	$ (0.00)	$ (0.03)
Diluted	$ (0.00)	$ (0.03)
Net Income (loss) per share from discontinued operations:
Basic	--	$ (0.03)
Diluted	--	$ (0.03)
Net Income (loss) per share:
Basic	$ (0.00)	$ (0.06)
Diluted	$ (0.00)	$ (0.06)

Weighted average shares outstanding - basic	8,766,400	8,787,300

Weighted average shares outstanding - diluted	8,766,400	8,787,300

See notes to consolidated financial statements.

PRO-DEX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended December 30,
	2002	2001

Cash Flows from Operating Activities:
Net (loss)	$ (35,000)	$ (518,000)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Depreciation and amortization	202,000	437,000
Loss on disposal of discontinued operations	--	234,000
Provision for doubtful accounts	6,000	1,000
Non-cash compensation	13,000	13,000
Deferred taxes	--	(336,000)
Changes in:
(Increase) in accounts receivable	(64,000)	(30,000)
(Increase) decrease in inventories	348,000	(205,000)
(Increase) decrease in prepaid expenses	(22,000)	10,000
(Increase) decrease in other assets	(2,000)	47,000
(Decrease) in accounts payable and accrued expense	(766,000)	(137,000)
(Decrease) increase in income taxes payable	(23,000)	(10,000)
Net Cash (used in) Operating Activities	(343,000)	(494,000)

Cash Flows From Investing Activities:
Proceeds from sale of discontinued operations	790,000	1,000
Net additions to equipment and leasehold improvements	(106,000)	(98,000)

Net Cash provided by (used in) Investing Activities	684,000	(97,000)

Cash Flows from Financing Activities:
Principal payments on long-term borrowings	(82,000)	(15,000)
Net payments on line of credit	(323,000)	--
Stock repurchases	(32,000)	--
Net Cash (used in) Financing Activities	(437,000)	(15,000)

Net (decrease) in Cash and Cash Equivalents	(96,000)	(606,000)
Cash and Cash Equivalents, beginning of period	236,000	698,000
Cash and Cash Equivalents, end of period	$ 140,000	$ 92,000

Supplemental Information
Cash payments for interest	$ 34,000	$ 38,000

Cash payments for income taxes	2,000	10,000

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

INVENTORIES

       Inventories are stated at the lower of cost (the first-in, first-out method) or market and consist of the following:

	December 31, 2002 (unaudited)	June 30, 2002
Raw materials	$ 1,235,000	$ 1,564,000
Work in process	257,000	291,000
Finished goods	1,625,000	1,661,000
Total	3,117,000	3,516,000
Reserve for slow moving items	(541,000)	(592,000)
Total inventories, net	$ 2,576,000	$ 2,924,000

INTANGIBLE ASSETS

        Intangible assets include patents and the cost of net assets acquired in excess of fair value, which are amortized on a straight-line basis over their estimated useful lives ranging from 7 to 20 years.

Adoption of FAS 142

        On July 1, 2002 the Company adopted SFAS No. 142 "Goodwill and Other Intangible Assets."  SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142.  While amortization of indefinite life intangible assets will no longer be reflected as a charge in the Company's financial statements, amortization related to certain of these intangibles will continue to be deductible for income tax purposes.  Amortization expense related to the Company's goodwill for the three and six month periods ended December 31, 2001 was $21,000 and $42,000, respectively.

        In connection with the adoption of SFAS no. 142, the Company is required to carry out a transitional goodwill impairment evaluation, which requires an assessment of whether there is an indication that the goodwill is impaired as of the date of adoption, July 1, 2002.

        Management has determined that each of the Company's subsidiaries to be a reporting unit.  Upon adoption of SFAS No. 142, The Company assigned all the assets and liabilities to the reporting units and has recorded no impairment charge.  The Company has completed steps one and two of its adoption of SFAS No. 142.  Management has prepared a valuation of the Micro Motors subsidiary assets and liabilities to determine the final measurement of any goodwill impairment charge.  Based on the valuation, it does not appear that an impairment charge will be required for the goodwill of Micro Motors.

        A reconciliation of previously reported net loss applicable to common stock and basic (loss) per share to the amounts adjusted for the exclusion of the amortization of goodwill and the Company's indefinite life intangible assets follows (the amortization of goodwill was not deductible for tax purposes and as such, has not been shown net of tax on the schedule):

	Three Month Period Ended December 31,		Six Month Period Ended December 31,
	2002	2001	2002	2001

Reported net (loss) applicable to common stock	$ (29,000)	$ (507,000)	$ (35,000)	$ (518,000)
Add back:
Goodwill amortization (net of taxes)	--	21,000	--	42,000
Adjusted net (loss) applicable to common stock	$ (29,000)	$ (486,000)	$ (35,000)	$ (476,000)

Basic and diluted net (loss) per share applicable to common stock	$ (0.00)	$ (0.06)	$ (0.00)	$ (0.06)
Add back:
Goodwill amortization	--	--	--	--
Adjusted net income (loss) per common share	$ (0.00)	$ (0.06)	$ (0.00)	$ (0.06)

STOCK REPURCHASE PLAN

        In September 2002, the Company's Board of Directors authorized the repurchase on the open market of up to 500,000 shares of the Company's outstanding Common Stock, subject to compliance with applicable laws and regulations.  There is no requirement that the Company repurchase all or any portion of such shares.  The maximum total value of the repurchase is not to exceed $500,000.  This repurchase is to be financed both with cash generated by operations and through the utilization of the credit facility.  From the plan authorization in September to the quarter end date of December 31, 2002, the Company repurchased 63,600 shares of Common Stock for $32,509, at an average price of $0.51.

NET (LOSS) PER SHARE

            The following table reconciles the weighted average shares outstanding for basic and diluted net income per share for the periods indicated (unaudited).

	Six Months Ended December 31,
	2002	2001

Net (loss)	$ (35,000)	$ (518,000)
Basic net (loss) per common share:
Weighted average of common shares outstanding	8,766,400	8,787,300
Basic net (loss) per common share	$ (0.00)	$ (0.06)

Diluted net income (loss) per share:
Weighted average of common shares outstanding	8,766,400	8,787,300
Effect of potentially dilutive securities (options)	--	--
Effect of potentially dilutive securities (warrants)	--	--
Effect of potentially dilutive securities (convertible Preferred Shares)	--	--
Weighted average number of common and shares - Diluted	8,766,400	8,787,300
Diluted net (loss) per common share	$ (0.00)	$ (0.06)

        Common shares issuable upon conversion of 78,129 shares of preferred stock have not been included in the 2002 or the 2001 computation because their inclusion would have been anti-dilutive.  In addition, the dilutive effect of 78,100 and 224 shares of stock options and warrants have not been included in the 2002 or 2001 computation because the inclusion would have also been anti-dilutive.

LINE OF CREDIT

        The subsidiaries of the Company entered into a credit facility with Wells Fargo Business Credit Inc. (WFBCI) in May 2002 for borrowings up to the lesser of $3,000,000 or 80% of the eligible accounts receivable at Micro Motors Inc. ("Micro Motors") plus 85% of the eligible accounts receivable at Oregon Micro Systems ("OMS").  The terms of the credit facility expire May 2004 and require monthly interest payments at the prime rate (4.25% at December 31, 2002) plus 1.00% to 1.75% based on outstanding borrowings, with a minimum interest charge of $12,500 per quarter.  The outstanding borrowings are secured by all assets of the Company's' two subsidiaries Micro Motors and OMS and are guaranteed by the Company.  The outstanding balance under terms of this credit facility as of December 31, 2002 was $315,000.  Total eligible borrowing capacity based on the receivables balance at December 31, 2002 was $732,000.  There are certain financial and non-financial covenants that the Company must meet to be in compliance with the terms of the credit facility.  As of December 31, 2002, Micro Motors was not in compliance with certain covenants, and has received a waiver for such non-compliance and restructuring the covenants to be in compliance in the future.

LONG TERM DEBT

        The following table is a summary of long-term debt (unaudited):

	December 31, 2002	June 30, 2002
Unsecured note to a shareholder, bearing
interest at 7%, payments of $19,600 quarterly, including interest to June 30, 2006	$ 256,000	$ 337,000
Less current portion	77,000	126,000
Total long-term debt	$ 179,000	$ 211,000

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

STOCK OPTIONS AND WARRANTS

        During the quarter ended December 31, 2002, the Company granted 20,000 Common Stock Options under the Director's Plan at the average price of $0.53 (fair market value of the option on the date of the grant of $0.33). The options vest after a period of 6 months and expire in ten years from the date of the grant.

        During the quarter ended December 31, 2002, 17,600 Common Stock Options under the Employee's Plan and 248,500 Common Stock Options under the Director's Plan expired unexercised.

        During the quarter ended December 31, 2002, the Company granted 65,000 Common Stock Warrants at a price of $0.54 (fair market value of the Warrant on the date of the grant of $0.15).  The warrants vest immediately and expire in three years.

        The fair market value of each grant of option or warrant is estimated at the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions: no dividend rate for all years; price volatility of 72% to 73%; risk-free interest rates of approximately 2.8% to 3.7%; and expected lives of five years for the options and three years for the warrants.

FUNDS HELD IN ESCROW, NET, BUSINESS DIVESTITURES AND DISCONTINUED OPERATIONS

        On June 12, 2001, the Company sold substantially all of the assets of its wholly owned subsidiaries, Biotrol International, Inc. and Challenge Products, Inc. to Young Colorado, LLC, for a purchase price of $9 million. The assets sold comprised the Company's line of infection control and preventive chemical products for the dental industry.  The full remaining escrow balance of $102,000 was collected in October 2002, resulting in no additional gain or loss, and completing the distribution of funds in escrow.

        During the year ended June 30, 2002, the Company received indemnification notices from Young, to recover alleged losses and costs as they are incurred for certain alleged breaches of representations and warranties contained in the Young Asset Purchase Agreement related to compliance issues with the Food, Drug, and Cosmetic Act ("FDCA"), Federal Insecticide, Fungicide and Rodentcide Act ("FIFRA"), and other related laws.  In February 2002, the Company settled a complaint with the Environmental Protection Agency ("EPA") set forth in Young's indemnification notice for alleged violations of FIFRA.  Pursuant to the settlement, the Company agreed to pay $150,000 to the EPA, over a 15-month period, commencing March 2002.  Through December 31, 2002, an amount equal to $100,000 has been paid, leaving a remaining amount of $50,000 to be paid.

SEGMENT INFORMATION

       The Company's reportable segments are strategic business units that offer different products and services.  They are managed separately because each business requires different technology and marketing strategies.

        There are two reportable segments within Pro-Dex: Micro Motors, and Oregon Micro Systems. The accounting policies applied to determine the segment information are the same as those described in the summary of significant accounting policies. Interest expense is allocated based upon the specific identification of debt incurred by the individual segment. Corporate overhead, the provision for income taxes, income from discontinued operations, and gain on disposal of discontinued operations are included in corporate profit, and are not allocated to the individual reported segments. Intersegment sales and transfers are accounted for at amounts that management believes provides the transferring segment with fair compensation for the products transferred, considering their condition, market demand, and, where appropriate, a reasonable profit that recognized which segment will be responsible for marketing costs. Management evaluates the performance of each segment based on income (loss) before income taxes.

Operating Segment data (unaudited) for the six months ending December 31, 2002 and 2001 is as follows (in thousands):

Six months ended December 31, 2002	Micro Motors	Oregon Micro Systems	Corporate	Total
Sales from external customers	$4,306	$1,293	--	$5,599
Depreciation and amortization	147	55	--	202
Interest expense	44	--	--	44
Segment profit (loss)	280	203	(518)	(35)
Segment assets	5,485	1,107	2,128	8,720
Goodwill	1,110	--	--	1,110
Expenditure for segment assets	80	26	--	106
Six months ended December 31, 2001	Micro Motors	Oregon Micro Systems	Corporate	Total
Sales from external customers	$4,110	$1,222	--	$5,332
Depreciation and amortization	169	230	38	437
Interest expense	36	--	--	36
Segment profit (loss)	520	(273)	(720)	(473)
Segment assets	5,643	1,563	3,871	11,077
Goodwill	1,152	164	--	1,316
Expenditure for segment assets	75	23	--	98

        Operating Segment data (unaudited) for the three months ending December 31, 2002 and 2001 is as follows (in thousands):

Three months ended December 31, 2002	Micro Motors	Oregon Micro Systems	Corporate	Total
Sales from external customers	$2,229	$653	--	$2,882
Depreciation and amortization	77	12	--	89
Interest expense	31	--	--	31
Segment profit (loss)	137	132	(298)	(29)
Expenditure for segment assets	65	17	--	82
Three months ended December 31, 2001	Micro Motors	Oregon Micro Systems	Corporate	Total
Sales from external customers	$1,729	$433	--	$2,162
Depreciation and amortization	81	115	18	214
Interest expense	19	--	1	20
Segment profit (loss)	194	(211)	(490)	(507)
Expenditure for segment assets	20	--	--	20

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

        Over the course of the past three years, the Company has evolved significantly in response to changing market conditions.  This evolution includes the strategic refocusing of the Company's subsidiaries, the development of new products, technologies and customer relationships, the re-casting of operational infrastructure, the divestiture of segments of the Company's operations, and the consolidation of the Company's executive offices and staff.  In addition, the Company is aggressively pursuing opportunities in which the strategic synergies of the subsidiaries can be fully leveraged, increasing the interaction between the subsidiaries and better aligning the overall strategic direction of the Company.

Pro-Dex

        Pro-Dex has continued to evolve since the divestiture of the Company's Biotrol and Challenge subsidiaries in June of 2001.  The proceeds from that transaction were used to retire all of the Company's existing bank debt, leaving the Company virtually debt free as of June 30, 2001, but less than half in size.  In response to the reduction in the Company's operations, over the past eighteen months the Company's executive operations in Colorado were consolidated into the Micro Motors facilities in Santa Ana, California.  The executive staff was eliminated and the corresponding functions were integrated into existing operational positions at Micro Motors and OMS.  This effort to reduce corporate overhead is on target to save the Company over $1,000,000 in fiscal year 2003.

Micro Motors

        Micro Motors designs, develops and manufactures pneumatic, electric and battery powered rotary drive systems for use in the medical, dental and industrial markets. Micro Motors distributes its own line of pneumatic and electric dental hand pieces sold under the trademarks Dynatorq™, Dynapro™, Dynalite™, Dynasurg™, and Micro Handpiece™, as well as numerous lines of private label drive systems for use in dental, cranial, spinal, arthroscopic and orthopedic surgery. Micro Motors also designs and manufactures miniature pneumatic motors for industrial applications in the automotive, aerospace, apparel and entertainment industries.

        Significant aspects of the Micro Motors subsidiary have changed in the last three years.  Historically known as a precision manufacturer of dental hand pieces, Micro Motors has shifted its focus to the development and exclusive supply of rotary drive systems for strategic partners in the medical, dental and industrial segments of the commercial marketplace.  This new approach to the market has proved to be very effective in generating new revenue streams with gross margins significantly higher than Micro Motor's historical business.

        Internally, Micro Motors has consolidated its operations and reduced the expenses related to those operations, while continuing to grow overall sales and develop new products.  Since 1999, this includes reducing its workforce by 30% and consolidating its manufacturing operations to a 20,000 sq. ft. facility from a 38,000 facility.  At the same time, Micro Motors has increased the size of its Engineering and Product Development group, further enabling it to respond to market demands for new products and new technologies.

Oregon Micro Systems

        OMS designs, develops, manufactures, and markets multi-axis embedded motion controllers. The OMS controllers are specifically designed for the purpose of controlling servo and stepper motors to execute desired motion specific to the customer's application.  OMS' motion controllers are used in a wide range of applications including semiconductor wafer handling equipment, medical diagnostic equipment, photon accelerators and observatories. The OMS controllers support a platform for PCI, VME, ISA, and cPCI busses as well as other embedded platforms.  Other products include motors, drivers, cables, software and a variety of accessories to meet most any embedded motion requirement.

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

        In response to the rapidly changing market conditions, OMS also drastically reduced its number of employees, made deep cuts in operational expenses and focused on maximizing the sales of existing product to existing customers.  At the same time, OMS accelerated the development of a new generation of motion control technology, based on the PowerPC power chip.  This new servo/stepper controller will be available in fiscal year 2003 and will be expanded on to create a full line of new products.  OMS is also developing new customer relationships with companies outside the semiconductor industry.

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

Dependence Upon Key Personnel

            The Company's future performance also depends in significant part upon the continued service of its key technical and senior management personnel, many of who have been with the Company for a significant period of time.  The Company does not maintain key man life insurance on any of its employees. Because the Company has a relatively small number of employees when compared to other leading companies in the same industry, its dependence on maintaining its relationship with key employees is particularly significant. The Company is also dependent on its ability to attract and retain high quality personnel, particularly in the areas of product development and operations management.

            A high level of employee mobility and the aggressive recruiting of skilled personnel characterize the healthcare and semiconductor industries.  There can be no assurance that the Company's current employees will continue to work for the Company.  Loss of services of key employees could have a material adverse effect on the Company's business, results of operations and financial condition. Furthermore, the Company may need to grant additional stock options to key employees and provide other forms of incentive compensation to attract and retain such key personnel.

            The Company experienced changes in some of its key management positions in the past year as it has streamlined its operations.  In the year ended June 30, 2002, Kent Searl retired as President and Chief Executive Officer of the Company and was replaced on an interim basis by Frank Zagar.  Mr. Zagar completed a substantial part of the corporate reorganization and in September 2002, resigned his operating position, while remaining a Director through the shareholder's meeting held in November 2002.  Patrick Johnson, Micro Motors President, assumed the role of the President and Chief Executive Officer of the Company in addition to retaining his pre-existing role as President of Micro Motors.  In May 2002, George Isaac resigned his operating position as Treasurer and Chief Financial Officer of the Company, while remaining Corporate Secretary and a Director, and Jeffrey J. Ritchey assumed the role of the Treasurer and Chief Financial Officer of the Company in addition to retaining his pre-existing role as Controller of Micro Motors.  The Company believes that the new Chief Executive Officer and Chief Financial Officer have the background and experience necessary to be able to perform the duties required for these positions.

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

Exchange Delisting

        The Company received a notice from the NASDAQ that unless its stock price maintained a $1.00 per share closing price for ten consecutive trading sessions, the Company's stock would be delisted on December 3, 2002.  As the Company maintained $5,000,000 of stockholders' equity, meeting one of the qualifications to remain listed, the Company received notice that the delisting was extended for 180 days.  If at that time the Company has not maintained a $1.00 per share closing price for ten consecutive trading sessions the Company's stock would be delisted on June 3, 2003.  There is no assurance that the Company will meet these exchange listing requirements in the future or that the Company's shares will maintain a sufficiently high price to eliminate future delisting notices and subsequent delisting.

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

        On July 1, 2002 the Company adopted SFAS No. 142 "Goodwill and Other Intangible Assets."  SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142.  While amortization of indefinite life intangible assets will no longer be reflected as a charge in the Company's financial statements, amortization related to certain of these intangibles will continue to be deductible for income tax purposes.  Amortization expense related to the Company's goodwill for the three and six month periods ended December 31, 2001 was $21,000 and $42,000, respectively.

        In connection with the adoption of SFAS no. 142, the Company is required to carry out a transitional goodwill impairment evaluation, which requires an assessment of whether there is an indication that the goodwill is impaired as of the date of adoption, July 1, 2002.

        Management has determined that each of the Company's subsidiaries to be a reporting unit.  Upon adoption of SFAS No. 142, The Company assigned all the assets and liabilities to the reporting units and has recorded no impairment charge.  The Company has completed step one of its adoption of SFAS No. 142.  Management has prepared a valuation of the Micro Motors subsidiary assets and liabilities to determine the final measurement of any goodwill impairment charge.  Based on the valuation, it does not appear that an impairment charge will be required for the goodwill of Micro Motors.

        There are significant estimates in the process of testing for impairment.  The company has not engaged an independent valuation expert to value its Micro Motors subsidiary which has approximately $1.1 million of goodwill.  These estimates could change in the future and resulting in the impairment charges of its goodwill.

RESULTS OF OPERATIONS

For the Three-Month periods ended December 31, 2002 and 2001

            The following table sets forth for the periods indicated the percentage of net revenues represented by each item in the Company's Consolidated Statements of Income (unaudited).

	Three Months Ended December 31,
	2002	2001

Net Revenues:	100.0%	100.0%

Cost of Goods Sold	56.3	54.3
Gross Profit	43.7	45.7

Selling, General and Administrative Expenses	31.9	45.9
Research and Development Costs	13.5	15.1
Amortization	--	5.6
(Loss) from Operations	(1.7)	(21.0)

Net after tax (loss) from discontinued operations	--	(10.8)

Credit for Income Taxes	0.7	8.4
Net (Loss)	(1.0%)	(23.4%)

        Net (Loss).  The Company's net (loss) for the three months ended December 31, 2002 was $(29,000) or ($0.00) per share on a basic and ($0.00) per share on a diluted basis, as compared to a net (loss) of ($507,000) or ($0.06) per share on a basic and ($0.06) per share on a diluted basis, for the three months ended December 31, 2001.

         Net Sales.  Consolidated sales increased 33% for the quarter ended December 31, 2002, compared to the quarter ended December 31, 2001, due to increased sales at both Micro Motors and OMS. At Micro Motors, sales increased 29% for the quarter ended December 31, 2002 compared to the quarter ended December 31, 2001, due to increased volume of medical product shipments which rose 408% compared to the previous year's quarter. Sales to industrial customers also increased 19% for the quarter.  These increases more than offset the decline of dental products that fell 26% in the quarter ended December 31, 2002 from the quarter ended December 31, 2001.  Revenue at Oregon Micro Systems increased 51% for the quarter ended December 31, 2002 compared to the previous year's same quarter. The steep increase was caused by the stabilization in orders from customers in the semiconductor fabrication equipment industry, as they are beginning to replenish inventories with new products.  Sales to customers outside the semiconductor industry were flat for the quarter.

       Net sales by subsidiary and type of customer were as follows (unaudited):

	Three Months Ended December 31,		Increase/
	2002	2001	(Decrease)
Dental	$895,000	$1,214,000	(26%)
Medical	970,000	191,000	408%
Industrial	252,000	211,000	19%
Repair & Other	112,000	113,000	(1%)
Micro Motors	$2,229,000	1,729,000	29%

Oregon Micro Systems	653,000	433,000	51%
Total	$2,882,000	$2,162,000	33%

           Gross Profits.  The Company's consolidated gross profit for the quarter ended December 31, 2002 increased 28% over the same quarter in the previous year due to increased sales at both operating divisions and expanded margins at OMS. Gross profit as a percentage of sales decreased to 44% for the quarter ended December 31, 2002 compared to 46% for the quarter ended December 31, 2001 as the costs associated with ramping up production for new products offset the gains made by the ongoing cost reduction efforts and a richer product mix favoring medical shipments at Micro Motors.

Gross profits by subsidiary were as follows (unaudited):

	Three Months Ended December 31,		Increase/
	2002	2001	(Decrease)
Micro Motors	776,000	759,000	17,000
Oregon Micro Systems	482,000	227,000	255,000
Total	$1,258,000	$986,000	$272,000

           Selling, General and Administrative Costs (S, G&A).  S, G & A expenses decreased to $878,000 for the quarter ended December 31, 2002 from $1,125,000 for the quarter ended December 31, 2001, a decrease of 19%. The decrease is mainly due to cost saving measures implemented at the corporate and divisional level, and reduced amortization costs.

	Three Months Ended December 31,		Increase/
	2002	2001	(Decrease)
Micro Motors	421,000	403,000	18,000
Oregon Micro Systems	165,000	261,000	(96,000)
Corporate	292,000	461,000	(169,000)
Total	$878,000	$1,125,000	$(247,000)

           Research and Development Costs.  Research and development expenses increased to $388,000 for the quarter ended December 31, 2002 up from $328,000 for the quarter ended December 31, 2001, an increase of 18%. The increase is due to the expansion of research efforts at Micro Motors and OMS to support new product development.

           Net Interest Expense.  Net interest expense was $31,000 in the quarter ended December 31, 2002 due to the full quarter use and availability of the credit line.

          Provision for Taxes. The Company's effective tax rate on income (loss) from operations was 40% for the quarters ended December 31, 2002, and 2001.

For the Six Month periods ended December 31, 2002 and 2001

            The following table sets forth for the periods indicated the percentage of net revenues represented by each item in the Company's Consolidated Statements of Income (unaudited).

	Six Months Ended December 31,
	2002	2001

Net Revenues:	100.0%	100.0%

Cost of Goods Sold	57.0	55.4
Gross Profit	43.0	44.6

Selling, General and Administrative Expenses	30.2	35.7
Research and Development Costs	13.8	13.2
Amortization	--	4.6
(Loss) from Operations	(1.0)	(8.9)

Net after tax (loss) from discontinued operations	--	(4.4)

(Provision) credit for Income Taxes	0.4	3.6
Net (Loss)	(0.6%)	(9.7%)

        Net (Loss).  The Company's net (loss) for the six months ended December 31, 2002 was ($35,000) or ($0.00) per share on a basic and ($0.00) per share on a diluted basis, as compared to a net (loss) of ($518,000) or ($0.06) per share on a basic and ($0.06) per share on a diluted basis, for the six months ended December 31, 2001.

        Net Sales.  Consolidated sales increased 5% for the six months ended December 31, 2002, compared to the six months ended December 31, 2001, due to increased sales at both Micro Motors and OMS. At Micro Motors, sales increased 5% for the six months ended December 31, 2002 compared to the six months ended December 31, 2001, due to increased volume of medical product shipments which rose 135% compared to the previous year's six months. The increase more than offsets the decline of sales to other categories of customers, which decreased 19% for the six months.  Revenue at Oregon Micro Systems increased 6% for the six months ended December 31, 2002 compared to the previous year's same six months. The increase was caused by the stabilization in orders from customers in the semiconductor fabrication equipment industry, as they are beginning to replenish inventories with new products. Sales to customers outside the semiconductor industry were flat for the half.

       Net sales by subsidiary and type of customer were as follows (unaudited):

	Six Months Ended December 31, 2002 2001		Increase/ (Decrease)
Dental	$2,202,000	$2,746,000	(20%)
Medical	1,472,000	627,000	135%
Industrial	400,000	478,000	(16%)
Repair & Other	232,000	259,000	(10%)
Micro Motors	$4,306,000	4,110,000	5%

Oregon Micro Systems	1,293,000	1,222,000	6%
Total	$5,599,000	$5,332,000	5%

           Gross Profits.  The Company's consolidated gross profit for the six months ended December 31, 2002 increased 1% over the same six months in the previous year due to increased sales at both operating divisions and higher margins at OMS. Gross profit as a percentage of sales decreased to 43% for the six months ended December 31, 2002 compared to 45% for the six months ended December 31, 2001 as the costs associated with ramping up production for new products offset the gains made by the ongoing cost reduction efforts and a richer product mix favoring medical shipments at Micro Motors.

           Gross profits by subsidiary were as follows (unaudited):

	Six Months Ended December 31,		Increase/
	2002	2001	(Decrease)
Micro Motors	1,471,000	1,640,000	(169,000)
Oregon Micro Systems	937,000	736,000	201,000
Total	$2,408,000	$2,376,000	$32,000

          Selling, General and Administrative Costs (S, G&A).  S, G & A expenses decreased 24% to $1,645,000 for the six months ended December 31, 2002 from $2,160,000 for the six months ended December 31, 2001.  The decrease is mainly due to cost saving measures implemented at the corporate and divisional level, and reduced amortization.

	Six Months Ended December 31,		Increase/
	2002	2001	(Decrease)
Micro Motors	770,000	776,000	(6,000)
Oregon Micro Systems	348,000	373,000	(25,000)
Corporate	527,000	1,011,000	(484,000)
Total	$1,645,000	$2,160,000	$(515,000)

           Research and Development Costs.  Research and development expenses increased to $773,000 for the six months ended December 31, 2002 from $707,000 for the six months ended December 31, 2001, an increase of 9%. The increase is mainly due to the maintenance of research work at Micro Motors and OMS to support new product development.

           Net Interest Expense.  Net interest expense was $44,000 in the six months ended December 31, 2002 due to the full use and availability of the credit line.

          Provision for Taxes. The Company's effective tax rate on (loss) from operations is 40% for the six months ended December 31, 2002, and 2001.

Liquidity and Capital Resources

The following table presents selected financial statistics and information for the comparative six months last year and the last quarter (unaudited):

	Six Months Ended December 31,
	2002	2001
Cash and cash equivalents	$140,000	$92,000
Net cash provided by (used from) operations	($343,000)	($494,000)
Working Capital	$4,007,000	$4,241,000
Credit Line outstanding balance	$315,000	$0
Tangible book value/common share	$0.71	$0.70
Number of days of sales outstanding in accounts receivable at end of quarter	53	60

        The Company's working capital at December 31, 2002 remained flat at $4.0 million compared to $4.2 million at December 31, 2001.  Cash Flow (used from) Operations was ($343,000) in the six months ended December 31, 2002 compared to ($494,000) for the six months ended December 31, 2001.  A greatly reduced loss offset the change in working capital components, especially a reduction in payables, caused the improvement in cash flow from operating activities.  Management believes that the Company's working capital needs over the next twelve months can be adequately supported by current operations.

        The company has increased its backlog to $5.1 million at December 31, 2002 compared to $2.2 million at December 31, 2001.  This increase is attributed to booking significant orders in the current quarter that were related to production contracts from the previous year's development efforts.  The backlog is expected to be fully shipped over the next 12 months.

        The subsidiaries of the Company entered into a credit facility with Wells Fargo Business Credit Inc. (WFBCI) in May 2002 for borrowings up to the lesser of $3,000,000 or 80% of the eligible accounts receivable at Micro Motors Inc. ("Micro Motors") plus 85% of the eligible accounts receivable at Oregon Micro Systems ("OMS").  The terms of the credit facility expire May 2004 and require monthly interest payments at the prime rate (4.25% at December 31, 2002) plus 1.00% to 1.75% based on outstanding borrowings, with a minimum interest charge of $12,500 per quarter.  The outstanding borrowings are secured by all assets of the Companies' two subsidiaries Micro Motors and OMS and are guaranteed by the Company.  The outstanding balance under terms of this credit facility as of December 31, 2002 was $315,000.  Total eligible borrowing capacity based on the receivables balance at December 31, 2002 was $732,000.  There are certain financial and non-financial covenants that the Company must meet to be in compliance with the terms of the credit facility.  As of December 31, 2002, Micro Motors was not in compliance with certain covenants, and has received a waiver for such non-compliance and restructuring the covenants to be in compliance in the future.

        The Company has certain contractual obligations that are not detailed on the balance sheet as liabilities.

Contractual Obligations	Payments Due By Period
	Total	Less than 1 yr	1-3 yrs	3-5 yrs	More than 5 yrs
Net Note Payable to Shareholder	$256,000	$77,000	$122,000	$57,000
Credit Line	$315,000	$315,000
Obligation to Purchase Equipment	$110,000	$110,000
Facility Leases	$1,309,000	$292,000	$585,000	$432,000
Total Contractual Obligations	$1,990,000	$794,000	$707,000	$489,000

        In September 2002, the Board of Directors approved, at managements' discretion, the repurchase of up to 500,000 shares of common stock.  The maximum total value of the repurchase is not to exceed $500,000.  This repurchase is to be financed both with cash generated by operations and through the utilization of the WFBCI credit facility.  The Company repurchased 61,300 shares in the quarter ending December 31, 2002 and 63,600 shares since the buyback's inception.

        The Company believes that its cash and cash equivalents on hand at December 31, 2002, together with cash flows from operations, if any, will be sufficient to meet its working capital and capital expenditure requirements for the balance of fiscal 2003.

Item 3. Controls and Procedures

        Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of February 1, 2003 ("Evaluation Date"), that the design and operation of our "disclosure controls and procedures" (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended ("Exchange Act")) are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by us under the Exchange Act is accumulated, recorded, processed, summarized and reported to our management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

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
                        None.

      Item 3.      Defaults Upon Senior Securities.
                        None.

      Item 4.      Submissions of Matters to a Vote of Securities Holders.

        On November 25, 2002, the Company held its 2002 annual Shareholders Meeting. At the Meeting the Company's shareholders (i) elected Michael A. Mesenbrink as a Class I director; Valerio L. Giannini as a Class II director; and Mark P. Murphy as a Class III director; and (ii) ratified the appointment of McGladrey & Pullen, LLP as the Company's independent auditors for the fiscal year ending June 30, 2003. Mr. Mesenbrink received the following votes: For 4,765,100 Against 94,500 Abstain 0. Mr. Giannini received the following votes: For 4,765,300; Against 94,300; and Abstain 0.  Mr. Murphy received the following votes: For 4,765,200; Against 94,400; and Abstain 0.  The proposal to ratify the appointment of McGladrey & Pullen, LLP received the following votes: For 4,766,950; Against 92,710; and Abstain 100. The following directors continued service on the Company's Board and were not voted upon by the Company's shareholders at the Annual Shareholders Meeting:  Ronald G. Coss and George J. Isaac.

      Item 5.      Other Information.
                        None.

      Item 6.      Exhibits and Reports on Form 8-K.

                        Exhibits:

99.1      Officers' Certification

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 13, 2003	/s/ Patrick L. Johnson
_______________________________
Patrick L. Johnson, Chief Executive Officer and President

Date: February 13, 2003	/s/ Jeffrey J. Ritchey
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

4.             The registrant's other certifying officers and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

Date: February 13, 2003

/s/ PATRICK L. JOHNSON_______ Patrick L. Johnson Chief Executive Officer

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

4.             The registrant's other certifying officers and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

Date: February 13, 2003

/s/ JEFFREY J. RITCHEY _______ Jeffrey J. Ritchey Chief Financial Officer