Form 10QSB
period 2003-03-31
PRO DEX INC
filed 2003-05-12
CIK 788920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X]   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2003

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

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock outstanding as of the latest practicable date:  8,720,900 shares of Common Stock, no par value, as of May 7, 2003.

Transitional Small Business Disclosure Format:        Yes [  ]          No [X]

Item 1.      Financial Statements

PRO-DEX, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2003	June 30, 2002
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$ 324,000	$ 236,000
Funds held in escrow, net	--	790,000
Accounts receivable, net of allowance for doubtful
accounts of $75,000 and $26,000	2,146,000	1,620,000
Inventories, net	2,943,000	2,924,000
Prepaid expenses	106,000	84,000
Deferred taxes	454,000	454,000
Income tax receivable	330,000	330,000
Total current assets	6,303,000	6,438,000

Equipment and leasehold improvements, net	1,034,000	1,025,000

Other assets:
Other	34,000	37,000
Deferred tax assets	1,326,000	1,326,000
Patents, net of accumulated amortization of $2,692,000 and $2,660,000	--	32,000
Goodwill	1,110,000	1,110,000
Total other assets	2,470,000	2,505,000
Total assets	$ 9,807,000	$ 9,968,000
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long term debt to shareholders	$ 65,000	$ 126,000
Notes payable	6,000	8,000
Credit line payable	627,000	638,000
Accounts payable	1,072,000	765,000
Accrued expenses	418,000	801,000
Income taxes payable	115,000	101,000
Total current liabilities	2,303,000	2,439,000

Long-term debt to a shareholder, net of current portion	177,000	211,000

Total liabilities	2,480,000	2,650,000

Commitments and contingencies
Shareholders' equity:
Series A convertible preferred shares; no par value; liquidation preference of $3.60 per share; 10,000,000 shares authorized; 78,129 shares issued and outstanding	283,000	283,000
Common shares; no par value; 50,000,000 shares authorized; 8,723,700 and 8,787,300 shares issued and outstanding, respectively	15,002,000	15,033,000
Accumulated deficit	(7,901,000)	(7,922,000)
	7,384,000	7,394,000

Receivable for stock purchase	(57,000)	(76,000)

Total shareholders' equity	7,327,000	7,318,000

Total liabilities and shareholders' equity	$ 9,807,000	$ 9,968,000

See notes to consolidated financial statements.

PRO-DEX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended March 31,
	2003	2002

Net sales	$ 3,079,000	$ 2,509,000

Cost of sales (includes rent paid to a director of $12,000 in 2002)	1,899,000	1,393,000
Gross profit	1,180,000	1,116,000

Operating expenses:
Selling	229,000	122,000
General and administrative expenses	547,000	619,000
Research and development costs	298,000	413,000
Amortization	--	123,000
Total operating expenses	1,074,000	1,277,000

Income (Loss) from operations	106,000	(161,000)

Other income (expense):
Other income, net	8,000	23,000
Interest (expense)	(21,000)	(24,000)
Total	(13,000)	(1,000)

Income (Loss) from continuing operations before provision for income tax (credits)	93,000	(162,000)

Provision for income taxes (credits)	37,000	(65,000)
Income (Loss) from continuing operations	56,000	(97,000)
(Loss) from discontinued operations net of tax credit of ($160,000)	--	(240,000)
Net Income (loss)	$ 56,000	$ (337,000)

Net Income (loss) per share from continuing operations:
Basic	$ 0.01	$ (0.01)
Diluted	$ 0.01	$ (0.01)
Net Income (loss) per share from discontinued operations:
Basic	--	$ (0.03)
Diluted	--	$ (0.03)
Net Income (loss) per share:
Basic	$ 0.01	$ (0.04)
Diluted	$ 0.01	$ (0.04)

Weighted average shares outstanding - basic	8,723,700	8,787,300

Weighted average shares outstanding - diluted	8,910,899	8,787,300

See notes to consolidated financial statements.

PRO-DEX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Nine Months Ended March 31,
	2003	2002

Net sales	$ 8,678,000	$ 7,841,000

Cost of sales (includes rent paid to a director of $86,000 in 2002)	5,090,000	4,349,000
Gross profit	3,588,000	3,492,000

Operating expenses:
Selling	540,000	435,000
General and administrative expenses	1,849,000	2,221,000
Research and development costs	1,071,000	1,120,000
Amortization	32,000	367,000
Total operating expenses	3,492,000	4,143,000

Income (Loss) from operations	96,000	(651,000)

Other income (expense):
Other income, net	4,000	77,000
Interest (expense)	(65,000)	(60,000)
Total	(61,000)	17,000

Income (Loss) from continuing operations before provision for income tax (credits)	35,000	(634,000)

Provision for income taxes (credits)	14,000	(254,000)
Income (Loss) from continuing operations	21,000	(380,000)
(Loss) from discontinued operations net of tax credit of ($315,000)	--	(474,000)
Net Income (Loss)	$ 21,000	$ (854,000)

Net Income (Loss) per share from continuing operations:
Basic	$ 0.00	$ (0.04)
Diluted	$ 0.00	$ (0.04)
Net Income (Loss) per share from discontinued operations:
Basic	--	$ (0.06)
Diluted	--	$ (0.06)
Net Income (Loss) per share:
Basic	$ 0.00	$ (0.10)
Diluted	$ 0.00	$ (0.10)

Weighted average shares outstanding - basic	8,752,374	8,787,300
Weighted average shares outstanding - diluted	8,892,995	8,787,300

See notes to consolidated financial statements.

PRO-DEX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended March 31,
	2003	2002

Cash Flows from Operating Activities:
Net Income (loss)	$ 21,000	$ (854,000)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	285,000	667,000
Loss on disposal of discontinued operations	--	623,000
Provision for doubtful accounts	49,000	(9,000)
Reserve for obsolete inventory	--	50,000
Non-cash compensation	19,000	19,000
Deferred taxes	--	(562,000)
Changes in:
(Increase) in accounts receivable	(575,000)	(15,000)
(Increase) in inventories	(19,000)	(373,000)
(Increase) decrease in prepaid expenses	(22,000)	2,000
Decrease in other assets	3,000	90,000
(Decrease) increase in accounts payable and accrued expense	(76,000)	(220,000)
(Decrease) increase in income taxes payable	15,000	(246,000)
Net Cash (used in) Operating Activities	(300,000)	(828,000)

Cash Flows From Investing Activities:
Proceeds from sale of discontinued operations	790,000	739,000
Proceeds from sale of real estate available for sale	--	68,000
Purchases of equipment and leasehold improvements	(262,000)	(134,000)

Net Cash provided by Investing Activities	528,000	673,000

Cash Flows from Financing Activities:
Principal payments on long-term borrowings	(97,000)	(50,000)
Net payments on line of credit	(11,000)	--
Stock repurchases	(32,000)	--

Net Cash (used in) Financing Activities	(140,000)	(50,000)

Net Increase (decrease) in Cash and Cash Equivalents	88,000	(205,000)
Cash and Cash Equivalents, beginning of period	236,000	698,000
Cash and Cash Equivalents, end of period	$ 324,000	$ 493,000

Supplemental Information

Cash payments for interest	$68,000	$38,000
Cash payments for income taxes	$2,000	$254,000

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

STOCK OPTIONS AND WARRANTS

During the quarter ended March 31, 2003, the Company granted no Common Stock Options.

During the quarter ended March 31, 2003, 30,000 Common Stock Options under the Employee's Plan and 20,000 Common Stock Options under the Director's Plan and 25,000 Common Stock Warrants expired unexercised.

Accounting for Stock-based Compensation

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure.  This statement amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of accounting for stock-based employee compensation.  This Statement also amends the disclosure requirement of SFAS No. 123 to require prominent disclosure in both annual and interim financial statements about the effect on reported net income (loss) of an entity's accounting policy decisions with respect to stock-based employee compensation.  The Company adopted this Statement in fiscal year 2003.

The Company accounts for stock-based employee compensation under the requirements of Accounting Principles Board (APB) Opinion No. 25, which does not require compensation to be recorded if the consideration to be received is at least equal to fair value at the measurement date.  Nonemployee stock-based transactions are accounted for under the requirements of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, which requires compensation to be recorded based on the fair value of the securities issued or the services received, whichever is more reliably measurable.

SFAS No. 123 requires the disclosure of pro forma net income and earnings per share had the Company adopted the fair value method.  Under SFAS N. 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options with vesting restrictions which significantly differ from the Company's stock option awards.  These models require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated value.  The Company's calculations for the options granted were made using the Black-Scholes option-pricing model.

The calculations are based on a single-option valuation approach and forfeitures are recognized as they occur.  The following table illustrates the effect on net income and earnings per share had compensation cost for stock-based compensation been determined based on the grant date fair values of awards for the three and nine months ended March 31, 2003 and 2002, respectively (unaudited).

		Three Month Period Ended March 31,		Nine Month Period Ended March 31,
		2003	2002	2003	2002
Net income (loss)		$ 56,000	$ (337,000)	$ 21,000	$ (854,000)
As reported:
	Add total stock-based employee compensation expense determined under APB opinion 25, net of related tax effects	--	--	1,000	8,000

	(Deduct) total stock-based employee compensation expense determined under fair value based on all awards, net of related tax effects	(34,000)	(66,000)	(182,000)	(109,000)
Pro-forma:		$ 22,000	$ (403,000)	$ (160,000)	$ (955,000)
Basic earnings (loss) per share:
	As reported	$ 0.01	$ (0.04)	$ 0.00	$ (0.10)
	Pro forma	$ 0.00	$ (0.05)	$ (0.02)	$ (0.11)
Diluted earnings (loss) per share:
	As reported	$ 0.01	$ (0.04)	$ 0.00	$ (0.10)
	Pro forma	$ 0.00	$ (0.05)	$ (0.02)	$ (0.11)

 INVENTORIES

       Inventories are stated at the lower of cost (the first-in, first-out method) or market and consist of the following:

	March 31, 2003 (unaudited)	June 30, 2002 (audited)
Raw materials	$ 1,186,000	$ 1,564,000
Work in process	774,000	291,000
Finished goods	1,564,000	1,661,000
Total	3,524,000	3,516,000
Reserve for slow moving items	(581,000)	(592,000)
Total inventories, net	$ 2,943,000	$ 2,924,000

INTANGIBLE ASSETS

Intangible assets include patents and the cost of net assets acquired in excess of fair value, which were amortized on a straight-line basis over their estimated useful lives ranging from 7 to 20 years.

Adoption of FAS 142

On July 1, 2002 the Company adopted SFAS No. 142 "Goodwill and Other Intangible Assets."  SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142.  While amortization of indefinite life intangible assets will no longer be reflected as a charge in the Company's financial statements, amortization related to certain of these intangibles will continue to be deductible for income tax purposes.  Amortization expense related to the Company's goodwill for the three and nine month periods ended March 31, 2002 was $21,000 and $64,000, respectively.

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

A reconciliation of previously reported net income (loss) applicable to common stock and basic income (loss) per share to the amounts adjusted for the exclusion of the amortization of goodwill follows (the amortization of goodwill was not deductible for tax purposes and as such, has not been shown net of tax on the schedule):

	Three Month Period Ended March 31,		Nine Month Period Ended March 31,
	2003	2002	2003	2002
Reported net income (loss) applicable to common stock	$ 56,000	$ (337,000)	$ 21,000	$ (854,000)
Add back:
Goodwill amortization	--	22,000	--	65,000

Adjusted net income (loss) applicable to common stock	$ 56,000	$ (315,000)	$ 21,000	$ (789,000)

Basic and diluted net income (loss) per share applicable to common stock	$ 0.01	$ (0.04)	$ 0.00	$ (0.10)
Add back:
Goodwill amortization	--	0.00	--	0.01
Adjusted net income (loss) per common share	$ 0.01	$ (0.04)	$ 0.00	$ (0.09)

 STOCK REPURCHASE PLAN

In September 2002, the Company's Board of Directors authorized the repurchase on the open market of up to 500,000 shares of the Company's outstanding Common Stock, subject to compliance with applicable laws and regulations.  There is no requirement that the Company repurchase all or any portion of such shares.  The maximum total value of the repurchase is not to exceed $500,000.  This repurchase is to be financed both with cash generated by operations and through the utilization of the Company's credit facility.  From the  inception of the repurchase authorization through the quarter end date of March 31, 2003, the Company repurchased 63,600 shares of Common Stock for $32,509, at an average price of $0.51 per share.

NET INCOME (LOSS) PER SHARE

The following tables reconciles the weighted average shares outstanding for basic and diluted net income per share for the periods indicated (unaudited).

	Three Months Ended March 31,
	2003	2002
Net income (loss)	$ 56,000	$ (337,000)
Basic net income (loss) per common share:
Weighted average of common shares outstanding	8,723,700	8,787,300
Basic net income (loss) per common share	$ 0.01	$ (0.04)

Diluted net income (loss) per share:
Weighted average of common shares outstanding	8,723,700	8,787,300
Effect of potentially dilutive securities (options)	104,281	--
Effect of potentially dilutive securities (warrants)	4,789	--
Effect of potentially dilutive securities (convertible Preferred Shares)	78,129	--
Weighted average number of common and shares - Diluted	8,910,899	8,787,300
Diluted net income (loss) per common share	$ 0.01	$ (0.04)

	Nine Months Ended March 31,
	2003	2002

Net income (loss)	$ 21,000	$ (854,000)
Basic net income (loss) per common share:
Weighted average of common shares outstanding	8,752,374	8,787,300
Basic net income (loss) per common share	$ 0.00	$ (0.10)

Diluted net income (loss) per share:
Weighted average of common shares outstanding	8,752,374	8,787,300
Effect of potentially dilutive securities (options)	60,919	--
Effect of potentially dilutive securities (warrants)	1,573	--
Effect of potentially dilutive securities (convertible Preferred Shares)	78,129	--
Weighted average number of common and shares - Diluted	8,892,995	8,787,300
Diluted net income (loss) per common share	$ 0.00	$ (0.10)

Common shares issuable upon conversion of 78,129 shares of preferred stock have not been included in the 2002 computation because their inclusion would have been anti-dilutive.  In addition, the dilutive effect of 78,100 and 224 shares of stock options and warrants, respectively, have not been included in the 2002 computation because the inclusion would have also been anti-dilutive.

LINE OF CREDIT

The subsidiaries of the Company entered into a credit facility with Wells Fargo Business Credit Inc. (WFBCI) in May 2002 for borrowings up to the lesser of $3,000,000 or 80% of the eligible accounts receivable at Micro Motors Inc. ("Micro Motors") plus 85% of the eligible accounts receivable at Oregon Micro Systems ("OMS").  The terms of the credit facility expire May 2005 and require monthly interest payments at the prime rate (4.25% at March 31, 2003) plus 1.00% to 1.75% based on outstanding borrowings, with a minimum interest charge of $12,500 per quarter.  The outstanding borrowings are secured by all assets of the Company's two subsidiaries, Micro Motors and OMS, and are guaranteed by the Company.  The outstanding balance under terms of this credit facility as of March 31, 2003 was $627,000.  The total additional eligible borrowing capacity based on the receivables balances at March 31, 2003 was $1,195,000.  There are certain financial and non-financial covenants that the Company must meet to be in compliance with the terms of the credit facility.

LONG TERM DEBT

        The following table is a summary of long-term debt:

	March 31, 2003 (unaudited)	June 30, 2002 (audited)
Unsecured note to a shareholder, bearing interest at 7%, payments of $19,600 quarterly, including interest to June 30, 2006	$ 242,000	$ 337,000
Less current portion	65,000	126,000
Long-term debt	$ 177,000	$ 211,000

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

            Significant management judgment is required in determining the Company's  provision for income taxes and the recoverability of our deferred tax asset.  It is based on the Company's estimates of future taxable income by jurisdiction in which we operate and the period over which the Company's deferred tax assets will be recoverable.  In the event that actual results differ from these estimates or the Company adjusts these estimates in future periods the Company may need to establish a valuation allowance which could result in a tax provision equal to the carrying value of our deferred tax assets.

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

During the year ended June 30, 2002, the Company received indemnification notices from Young, to recover alleged losses and costs as they are incurred for certain alleged breaches of representations and warranties contained in the Young Asset Purchase Agreement related to compliance issues with the Food, Drug, and Cosmetic Act ("FDCA"), Federal Insecticide, Fungicide and Rodentcide Act ("FIFRA"), and other related laws.  In February 2002, the Company settled a complaint with the Environmental Protection Agency ("EPA") set forth in Young's indemnification notice for alleged violations of FIFRA.  Pursuant to the settlement, the Company agreed to pay $150,000 to the EPA, over a 15-month period, commencing March 2002.  Through March 31, 2003, $130,000 has been paid to the EPA, the remaining $20,000 was paid in April 2003, leaving no additional liability under the EPA settlement.

SEGMENT INFORMATION

The Company's reportable segments are strategic business units that offer different products and services.  They are managed separately because each business requires different technology and marketing strategies.

There are two reportable segments within Pro-Dex: Micro Motors and Oregon Micro Systems. The accounting policies applied to determine the segment information are the same as those described in the summary of significant accounting policies. Interest expense is allocated based upon the specific identification of debt incurred by the individual segment. Corporate overhead, the provision for income taxes, income from discontinued operations, and gain on disposal of discontinued operations are included in corporate profit, and are not allocated to the individual reported segments. Intersegment sales and transfers are accounted for at amounts that management believes provides the transferring segment with fair compensation for the products transferred, considering their condition, market demand, and, where appropriate, a reasonable profit that recognizes which segment will be responsible for marketing costs.  Management evaluates the performance of each segment based on operating income (loss) before income taxes.

Operating Segment data (unaudited) for the nine months ending March 31, 2003 and 2002 is as follows (in thousands):

Nine months ended March 31, 2003	Micro Motors	Oregon Micro Systems	Corporate	Total
Sales from external customers	$6,706	$1,972	--	$8,678
Depreciation and amortization	219	66	--	285
Interest expense	64	--	--	64
Segment operating profit (loss)	323	389	(677)	35
Segment assets	6,391	1,304	2,112	9,807
Goodwill	1,110	--	--	1,110
Expenditure for segment assets	231	31	--	262

Nine months ended March 31, 2002	Micro Motors	Oregon Micro Systems	Corporate	Total
Sales from external customers	$6,123	$1,718	--	$7,841
Depreciation and amortization	264	344	59	667
Interest expense	53	--	7	60
Segment operating profit (loss)	738	(440)	(932)	(634)
Segment assets	5,830	1,519	3,223	10,572
Goodwill	1,131	68	--	1,199
Expenditure for segment assets	103	31	--	134

Operating Segment data (unaudited) for the three months ending March 31, 2003 and 2002 is as follows (in thousands):

Three months ended March 31, 2003	Micro Motors	Oregon Micro Systems	Corporate	Total
Sales from external customers	$2,400	$679	--	$3,079
Depreciation and amortization	73	11	--	84
Interest expense	21	--	--	21
Segment operating profit (loss)	43	186	(136)	93
Segment assets	6,391	1,304	2,112	9,807
Expenditure for segment assets	150	6	--	156

Three months ended March 31, 2002	Micro Motors	Oregon Micro Systems	Corporate	Total
Sales from external customers	$2,013	$496	--	$2,509
Depreciation and amortization	95	114	20	299
Interest expense	17	--	7	24
Segment operating profit (loss)	218	(167)	(213)	(162)
Segment assets	5,830	1,519	3,223	10,572
Expenditure for segment assets	28	7	--	35

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Company Overview

Pro-Dex, Inc. ("Pro-Dex" or the "Company") is a Colorado corporation, organized in 1978, doing business through two wholly owned operating subsidiaries, Micro Motors, Inc. ("Micro Motors") and Oregon Micro Systems, Inc. ("OMS"). Micro Motors, headquartered in Santa Ana, California, manufactures electric, air, and battery driven rotary drive systems for the medical device industry, electric and air hand pieces for the dental industry, and miniature pneumatic motors for industrial applications. OMS is headquartered in Beaverton, Oregon, where it designs and manufactures motion controllers used to control the motion of servo and stepper motors, predominantly for the semiconductor and medical analysis equipment industries.

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

Pro-Dex

Pro-Dex has continued to evolve since the divestiture of the Company's Biotrol and Challenge subsidiaries in June of 2001.  The proceeds from that transaction were used to retire all of the Company's then existing bank debt, leaving the Company virtually debt free as of June 30, 2001, but less than half its former size.  In response to the reduction in the Company's operations, the Company's executive operations in Colorado were consolidated into the Micro Motors facilities in Santa Ana, California.  The executive staff was eliminated and the corresponding functions were integrated into existing operational positions at Micro Motors and OMS.  This effort to reduce corporate overhead is on target to save the Company approximately $1,000,000 in fiscal year 2003 as compared to fiscal year 2002.

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

Significant aspects of the Micro Motors subsidiary have changed in the last three years.  Historically known as a precision manufacturer of dental hand pieces, Micro Motors has shifted its focus to the development and exclusive supply of rotary drive systems for strategic partners in the medical, dental and industrial segments of the commercial marketplace.  This new approach to the market has proved to be effective in generating new revenue streams with gross margins significantly higher than Micro Motor's historical business.

Company funded research and development supports the development of rotary drive systems and associated products.  These projects generally are expected to convert to a customer funded project within six months, limiting the Company's exposure.  The costs for these activities are expensed as incurred.

In addition to Company funded research and development, the Company performs customer funded research and development.  In customer funded development projects, costs are capitalized and recognized as a cost of goods sold as specific deliverables within the development contracts are made, matching the costs to the revenue and reducing the performance and collection risk to the Company.  The results of the development work are intended to provide the Company with long term exclusive manufacturing agreements and provide the customer ownership retention of the intellectual property developed.  The identity of the customer is generally protected by a non-disclosure agreement.

Internally, Micro Motors has consolidated its operations and reduced the expenses related to those operations, while continuing to grow overall sales and develop new products.  Since 1999, such measures include reducing its workforce by 30% and consolidating its manufacturing operations to a 20,000 square foot facility from a 38,000 square foot facility.  At the same time, Micro Motors has increased the size of its Engineering and Product Development Group, further enabling it to respond to market demands for new products and new technologies.

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

During the past three years, OMS has both benefited and suffered from the rapidly changing environment of the semiconductor industry, which is characterized by dramatic and sometimes volatile changes in demand for products.  While recording two of its best operational performances in its fiscal year 2000 and fiscal year 2001 with revenues in each year exceeding $7,000,000, OMS has been impacted severely by the downturn in the semiconductor industry that began in November of 2000 but appears to have bottomed out as restocking orders are beginning to materialize.

In response to the rapidly changing market conditions, OMS also significantly reduced its number of employees, made deep cuts in operational expenses and focused on maximizing the sales of existing product to existing customers.  At the same time, OMS accelerated the development of a new generation of motion control technology, based on the PowerPC power chip.  This new servo/stepper controller will be available in fiscal year 2003 and will be expanded on to create a full line of new products.  OMS is also developing new customer relationships with companies outside the semiconductor industry.

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

Marketplace Delisting

In June 2002, the Company received a notice from the NASDAQ indicating that unless its stock price maintained a $1.00 per share closing price for ten consecutive trading sessions, the Company's stock would be delisted on December 3, 2002.  As the Company maintained $5,000,000 of stockholders' equity, meeting one of the qualifications to remain listed, the Company received notice in December that the delisting was extended for 180 days.  On March 24, 2003 the SEC approved a NASDAQ marketplace rule change that would extend the delisting date an additional 90 days or until September 3, 2003 contingent upon the Company continuing to meet the qualifications noted above.  As the Company met the qualifications for continued listing based on the financial performance as of March 31, 2003 reported in this document, the Company will be eligible for the 90 day extension, and the company believes that it will not be delisted even if the Company has not maintained a $1.00 per share closing price for ten consecutive trading sessions in the period ending September 3, 2003.  There is no assurance that the Company will meet these marketplace listing requirements in the period beyond September 3, 2003 or that the Company's shares will maintain a sufficiently high price to eliminate future delisting notices and subsequent delisting.

RESULTS OF OPERATIONS

For the Three-Month periods ended March 31, 2003 and 2002

The following table sets forth for the periods indicated the percentage of net revenues represented by each item in the Company's Consolidated Statements of Income (unaudited).

	Three Months Ended March 31,
	2003	2002

Net Revenues:	100.0%	100.0%

Cost of Goods Sold	61.7	55.5
Gross Profit	38.3	44.5

Selling, General and Administrative Expenses	25.2	29.5
Research and Development Costs	9.7	16.5
Amortization	--	4.9
Income (loss) from Operations	3.4	(6.4)

Net interest and other (loss)	0.4	--
Net after tax (loss) from discontinued operations	--	(9.6)

Provision (credit) for Income Taxes	1.2	(2.6)
Net Income (Loss)	1.8%	(13.4%)

Net Income (Loss).  The Company's net income for the three months ended March 31, 2003 was $56,000 or $0.01 per share on a basic and $0.01 per share on a diluted basis, as compared to a net (loss) of ($337,000) or ($0.04) per share on a basic and ($0.04) per share on a diluted basis, for the three months ended March 31, 2002.

Net Sales.  Consolidated sales increased 23% for the three months ended March 31, 2003, compared to the three months ended March 31, 2002, due to increased sales at both Micro Motors and OMS. At Micro Motors, sales increased 19%, due to significantly increased volume of medical and dental product shipments, offsetting sales declines to industrial customers.  Revenue at Oregon Micro Systems increased 37% for the quarter ended March 31, 2003 compared to the previous year's same quarter. The revenue increase at OMS was caused by the stabilization in orders from customers in the semiconductor fabrication equipment industry, as they are beginning to replenish inventories with new products.  Sales to customers outside the semiconductor industry were flat for the quarter.

Net sales by subsidiary and type of customer were as follows (unaudited):

	Three Months Ended March 31, 2003 2002		Increase/ (Decrease)
Dental	$1,552,000	$1,329,000	17%
Medical	530,000	248,000	114%
Industrial	185,000	293,000	(36%)
Repair & Other	133,000	113,000	17%
Micro Motors	$2,400,000	2,013,000	19%

Oregon Micro Systems	679,000	496,000	37%
Total	$3,079,000	$2,509,000	23%

Gross Profit.  The Company's consolidated gross profit for the quarter ended March 31, 2003 increased $64,000 or 6% over the same quarter in the previous year due to increased sales at both operating divisions and expanded margins at OMS.  Gross profit as a percentage of sales decreased to 38% for the quarter ended March 31, 2003 compared to 44% for the quarter ended March 31, 2002 as the initial costs associated with first run production for new products offset the gains made by the ongoing cost reduction efforts and a richer product mix favoring medical shipments at Micro Motors.

Gross profits by subsidiary were as follows (unaudited):

	Three Months Ended March 31,		Increase/
	2003	2002	(Decrease)
Micro Motors	703,000	792,000	(89,000)
Oregon Micro Systems	477,000	324,000	153,000
Total	$1,180,000	$1,116,000	$64,000

Selling, General and Administrative Costs (S, G&A).  S, G & A expenses decreased to $776,000 for the quarter ended March 31, 2003 from $864,000 for the quarter ended March 31, 2002, a decrease of 10%.  The decrease is mainly due to reduced amortization costs offset by increased selling costs at Micro Motors.

S, G & A expenses by subsidiary were as follows (unaudited):

	Three Months Ended March 31,		Increase/
	2003	2002	(Decrease)
Micro Motors	453,000	345,000	108,000
Oregon Micro Systems	171,000	423,000	(252,000)
Corporate	152,000	96,000	56,000
Total	$776,000	$864,000	$(88,000)

Research and Development Costs.  Company funded research and development expenses decreased to $298,000 for the quarter ended March 31, 2003 from $413,000 for the quarter ended March 31, 2002, a decrease of 28%. The decrease is due to cost cutting at OMS and customer funded research efforts at Micro Motors replacing independent new product development.

Company funded research and development costs by subsidiary were as follows (unaudited):

	Three Months Ended March 31,		Increase/
	2003	2002	(Decrease)
Micro Motors	177,000	219,000	(42,000)
Oregon Micro Systems	121,000	194,000	(73,000)
Total	$298,000	$413,000	$(115,000)

Net Interest Expense.  Net interest expense was $21,000 in the quarter ended March 31, 2003 compared to $24,000 for the period ended March 31, 2002.  This was due to lower interest costs associated with the long term debt.

Provision for Taxes. The Company's effective tax rate on income (loss) from operations was 40% for the quarters ended March 31, 2003, and 2002.

For the Nine Month period ended March 31, 2003 and 2002

The following table sets forth for the periods indicated the percentage of net revenues represented by each item in the Company's Consolidated Statements of Income (unaudited).

	Nine Months Ended March 31,
	2003	2002

Net Revenues:	100.0%	100.0%

Cost of Goods Sold	58.7	55.4
Gross Profit	41.3	44.6

Selling, General and Administrative Expenses	27.5	33.9
Research and Development Costs	12.3	14.3
Amortization	0.4	4.7
Income (loss) from Operations	1.1	(8.3)

Net interest and other (loss)	(0.7)	0.2
Net after tax (loss) from discontinued operations	--	(6.0)

Provision (credit) for Income Taxes	0.2	(3.2)
Net (Loss)	0.2%	(10.9%)

Net Income (loss).  The Company's net income for the nine months ended March 31, 2003 was $21,000 or $0.00 per share on a basic and $0.00 per share on a diluted basis, as compared to a net (loss) of ($854,000) or ($0.10) per share, for the nine months ended March 31, 2002.

Net Sales.  Consolidated sales increased 11% for the nine months ended March 31, 2003, compared to the nine months ended March 31, 2002, due to increased sales at both Micro Motors and OMS.  At Micro Motors, sales increased 10% due to increased volume of medical product shipments which rose 128% compared to the previous year's nine months. The increase more than offsets the decline of sales to in the other product lines.  Revenue at Oregon Micro Systems increased 15% for the nine months ended March 31, 2003 compared to the same period of the previous year. The revenue increase at OMS was caused by the stabilization in orders from customers in the semiconductor fabrication equipment industry, as they are beginning to replenish inventories with new products. Sales to customers outside the semiconductor industry were flat.

Net sales by subsidiary and type of customer were as follows (unaudited):

	Nine Months Ended March 31, 2003 2002		Increase/ (Decrease)
Dental	$3,754,000	$4,075,000	(8%)
Medical	2,002,000	875,000	128%
Industrial	585,000	772,000	(24%)
Repair & Other	365,000	401,000	(9%)
Micro Motors	$6,706,000	6,123,000	10%

Oregon Micro Systems	1,972,000	1,718,000	15%
Total	$8,678,000	$7,841,000	11%

Gross Profits.  The Company's consolidated gross profit for the nine months ended March 31, 2003 increased $96,000 or 3% over the same nine months in the previous year due to increased sales at both operating divisions and higher margins at OMS. Gross profit as a percentage of sales decreased to 41% for the nine months ended March 31, 2003 compared to 44% for the nine months ended March 31, 2002 as initial costs associated with first run production for new products offset the gains made by the ongoing cost reduction efforts and a richer product mix favoring medical shipments at Micro Motors.

Gross profits by subsidiary were as follows (unaudited):

	Nine Months Ended March 31,		Increase/
	2003	2002	(Decrease)
Micro Motors	2,174,000	2,432,000	(258,000)
Oregon Micro Systems	1,414,000	1,060,000	354,000
Total	$3,588,000	$3,492,000	$96,000

Selling, General and Administrative Costs (S, G&A).  S, G & A expenses decreased 20% to $2,421,000 for the nine months ended March 31, 2003 from $3,023,000 for the nine months ended March 31, 2002.  The decrease is mainly due to reduced amortization and costs cost saving measures implemented at the corporate and divisional level offset by increased selling expense at Micro Motors.

S, G & A expenses by subsidiary were as follows (unaudited):

	Nine Months Ended March 31,		Increase/
	2003	2002	(Decrease)
Micro Motors	1,223,000	1,121,000	102,000
Oregon Micro Systems	519,000	796,000	(277,000)
Corporate	679,000	1,106,000	(427,000)
Total	$2,421,000	$3,023,000	$(602,000)

Research and Development Costs.  Research and development expenses decreased to $1,071,000 for the nine months ended March 31, 2003 from $1,120,000 for the nine months ended March 31, 2002, a decrease of 4%. The decrease is due to cost cutting at OMS.

Company funded research and development costs by subsidiary were as follows (unaudited):

	Nine Months Ended March 31,		Increase/
	2003	2002	(Decrease)
Micro Motors	565,000	546,000	19,000
Oregon Micro Systems	506,000	574,000	(68,000)
Total	$1,071,000	$1,120,000	$(49,000)

Net Interest Expense.  Net interest expense was $65,000 in the nine months March 31, 2003 compared to $60,000 for the period ended March 31, 2002.  This was due to higher minimum interest charges for the credit line partially offset by lower interest costs associated with the long term debt.

Provision for Taxes. The Company's effective tax rate on (loss) from operations is 40% for the nine months ended March 31, 2003, and 2002.

Liquidity and Capital Resources

The following table presents selected financial statistics and information for the periods indicated (unaudited):

	As of or for the Nine Months Ended March 31,
	2003	2002
Cash and cash equivalents	$324,000	$493,000
Net cash (used in) operations	($300,000)	($828,000)
Working Capital	$4,000,000	$3,963,000
Credit Line outstanding balance	$627,000	$0
Tangible book value/common share	$0.70	$0.74
Number of days of sales outstanding in accounts receivable at end of quarter	63	51

The Company's working capital at March 31, 2003 remained stable at approximately $4.0 million compared to approximately $4.0 million at March 31, 2002.  Cash Flow (used in) Operations was ($300,000) in the nine months ended March 31, 2003 compared to ($828,000) for the nine months ended March 31, 2002.  Cash was provided through a significant reduction in the Company's loss and such cash offset the cash uses resulting from changes in the Company's working capital components, especially an increase in receivables during such period.  As a result, cash flow from the operating activities improved during the period.  Management believes that the Company's working capital needs over the next twelve months can be adequately supported by current operations.

The Company has increased its backlog to $5.3 million at March 31, 2003 compared to $2.2 million at March 31, 2002.  This increase is attributed to booking significant orders in the current quarter that were related to production contracts from the previous year's development efforts.  The backlog is expected to be fully shipped over the next 12 months.

The subsidiaries of the Company entered into a credit facility with Wells Fargo Business Credit Inc. (WFBCI) in May 2002 for borrowings up to the lesser of $3,000,000 or 80% of the eligible accounts receivable at Micro Motors Inc. ("Micro Motors") plus 85% of the eligible accounts receivable at Oregon Micro Systems ("OMS") The terms of the credit facility expire May 2005 and require monthly interest payments at the prime rate (4.25% at March 31, 2003) plus 1.00% to 1.75% based on outstanding borrowings, with a minimum interest charge of $12,500 per quarter.  The outstanding borrowings are secured by all assets of the Company's two subsidiaries, Micro Motors and OMS, and are guaranteed by the Company.  The outstanding balance under terms of this credit facility as of March 31, 2003 was $627,000.  The total additional eligible borrowing capacity based on the receivables balances at March 31, 2003 was $1,195,000.  There are certain financial and non-financial covenants that the Company must meet to be in compliance with the terms of the credit facility.  As of March 31, 2003, Micro Motors and OMS were in compliance with all such covenants.

In September 2002, the Company's Board of Directors authorized the repurchase on the open market of up to 500,000 shares of the Company's outstanding Common Stock, subject to compliance with applicable laws and regulations.  There is no requirement that the Company repurchase all or any portion of such shares.  The maximum total value of the repurchase is not to exceed $500,000.  This repurchase is to be financed both with cash generated by operations and through the utilization of the Company's credit facility.  From the inception of the repurchase authorization through the quarter end date of March 31, 2003, the Company repurchased 63,600 shares of Common Stock for $32,509, at an average price of $0.51.

The Company believes that its cash and cash equivalents on hand at March 31, 2003, together with cash flows from operations, if any, will be sufficient to meet its working capital and capital expenditure requirements for the balance of fiscal 2003.

Item 3. Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of May 1, 2003 ("Evaluation Date"), that the design and operation of our "disclosure controls and procedures" (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended ("Exchange Act")) are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by us under the Exchange Act is accumulated, recorded, processed, summarized and reported to our management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

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

Date: May 12, 2003	/s/ Patrick L. Johnson
_______________________________
Patrick L. Johnson, Chief Executive Officer and President

Date: May 12, 2003	/s/ Jeffrey J. Ritchey
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

Date: May 12, 2003

/s/ Patrick L. Johnson _______
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

Date: May 12, 2003

/s/ JEFFREY J. RITCHEY
Jeffrey J. Ritchey
Chief Financial Officer