Form 10KSB
period 2003-06-30
PRO DEX INC
filed 2003-09-23
CIK 788920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

  [X]            Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

 For the fiscal year ended June 30, 2003

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

Yes [X]      No  [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

       Issuer's revenues for its most recent fiscal year were $11,990,000.

The aggregate market value of the voting stock held by non-affiliates computed by reference to the closing price as of September 17, 2003 was $10,997,000. For the purpose of this calculation, shares owned by officers, directors and 10% stockholders known to the registrant have been deemed to be owned by affiliates. This determination of affiliate status is not a determination for other purposes.

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock outstanding as of the latest practicable date:  8,776,600 shares of Common Stock, no par value, as of September 17, 2003.

DOCUMENTS INCORPORATED BY REFERENCE: Part III incorporates by reference certain information from the registrant's definitive proxy statement (the "Proxy Statement") for the 2003 Annual Meeting of Shareholders.  Certain exhibits are set forth in the Exhibit Index. The Exhibit Index begins on sequentially numbered page 40.

Transitional Small Business Disclosure Format:        Yes [  ] No [X]

Cautionary statement pursuant to safe harbor provisions of the Private Securities Litigation reform act of 1995.

When used in this report on Form 10-KSB, the words "expects," "anticipates," "estimates," "believes," "hopes," "intends," "forecasts" and similar expressions are intended to identify "forward-looking statements." These statements which are not historical or current facts are made pursuant to the safe harbor provisions of Section 27a of the Securities Act of 1933, as amended and Section 21e of the Securities Exchange Act of 1934, as amended, and the Company intends that such forward-looking statements be subject to those safe harbor provisions for such statements. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date of this report. While forward-looking statements represent management's best judgment as to what may occur in the future, they are subject to risks, uncertainties and important factors beyond the control of the Company that could cause actual results and events to differ materially from historical results of operations and events as well as those presently anticipated or projected. These factors include adverse economic conditions, entry of new and stronger competitors, capital availability, unexpected costs, failure to capitalize upon access to new customers, and marketplace delisting. Other risks and uncertainties which may affect forward-looking statements about the Company's business and prospects include, but are not limited to, the ramifications of the continued industry consolidation of dental dealers and distributors, managed health care, increasingly limited acquisition opportunities, the Company's ability to effectively integrate operations of acquired companies, dealer acceptance and support of new products, maintaining favorable supplier relationships, the inability to engage qualified human resources as needed, the possibility of marketplace delisting, and general economic conditions. The Company disclaims any obligations subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

PART I

Item 1.      Business

Except for the historical information contained herein, the matters discussed in this Annual Report on Form 10-KSB, including discussions of the Company's product development plans, business strategies and market factors influencing the Company's results, are forward-looking statements that involve certain risks and uncertainties. Actual results may differ from those anticipated by the Company as a result of various factors, both foreseen and unforeseen, including, but not limited to, the Company's ability to continue to develop new products and increase systems sales in markets characterized by rapid technological evolution, consolidation within the Company's target marketplace and among the Company's competitors, and competition from larger, better capitalized competitors. Many other economic, competitive, governmental and technological factors could impact the Company's ability to achieve its goals.  Interested persons are urged to review the risks described herein, as well as in the Company's other public disclosures and filings with the Securities and Exchange Commission.

Company Overview

Pro-Dex, Inc. ("Pro-Dex" or the "Company") is a Colorado corporation, organized in 1978, currently doing business through two wholly owned operating subsidiaries, Micro Motors, Inc. ("Micro Motors") and Oregon Micro Systems, Inc. ("OMS").  Micro Motors, headquartered in Santa Ana, California, designs, develops and manufactures electric, air, and battery powered rotary drive systems for the medical device industry, electric and air devices for the dental industry, and miniature pneumatic motors for industrial applications.  OMS is headquartered in Beaverton, Oregon, where it designs and manufactures embedded multi-axis motion controllers used to regulate the motion of servo and stepper motors, predominantly for the semiconductor and medical analysis equipment industries.

Over the past three years, the Company has evolved significantly in response to changing market conditions.  This evolution includes the strategic refocusing of the Company's subsidiaries, the development of new products, technologies and customer relationships, the re-casting of operational infrastructure, the divestiture of segments of the Company's operations, and the consolidation of the Company's executive offices and staff.  In addition, the Company is aggressively pursuing opportunities to lever the strategic synergies of the subsidiaries, increasing the interaction between the subsidiaries and better aligning the overall strategic direction of the Company.

Pro-Dex

Pro-Dex has continued to evolve since the divestiture of the Company's Biotrol and Challenge subsidiaries in June of 2001.  The proceeds from that transaction were used to retire all of the Company's then existing bank debt, leaving the Company virtually debt free as of June 30, 2001, and less than half its former size.  In response to the reduction in the Company's operations, the Company's executive operations in Colorado were consolidated into the Micro Motors facilities in Santa Ana, California.  This effort to reduce corporate overhead saved the Company approximately $980,000 in fiscal year 2003 as compared to fiscal year 2002.

The Company's principal headquarters are located at 151 E. Columbine Avenue, Santa Ana, California 92707 and its phone number is 714-241-4411.  The Company's internet address is www.pro-dex.com.  The Company's annual reports on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K, amendments to those reports and other Securities and Exchange Commission ("SEC") filings are available free of charge through our website as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC.

Description of Business of the Subsidiaries

Micro Motors

Micro Motors, headquartered in Santa Ana, California, designs, develops and manufactures electric, air, and battery powered rotary drive systems for the medical device industry, electric and air devices for the dental industry, and miniature pneumatic motors for industrial applications.  Micro Motors also distributes its own line of pneumatic and electric dental hand pieces sold under the trademarks Dynatorq™, Dynasurg™, and Micro Handpiece™ through a network of independent sales representatives across North America.  In addition, Micro Motors has developed and sells numerous private label rotary drive systems for use in dental, cranial, spinal, arthroscopic and orthopedic surgery. Micro Motors also designs and manufactures miniature pneumatic motors for industrial applications in the automotive, aerospace, apparel and entertainment industries.

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

Company funded research and development supports the development of rotary drive platforms.  Micro Motors then seeks customer funded projects to customize these platforms to specific customer requirements. Company funded research and development projects generally are expected to convert to customer-funded projects within six months,.

Company funded project costs are expensed as incurred.  In customer funded development projects, costs are capitalized and recognized as a cost of goods sold as specific deliverables within the development contracts are made, matching the costs to the revenue and reducing the performance and collection risk to the Company.  The results of the development work are intended to provide the Company with long-term exclusive manufacturing agreements and provide the customer with retention of the intellectual property developed.  The identity of the customer is generally protected by a non-disclosure agreement.

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

Micro Motors' revenue is derived from three main market segments.  Micro Motors dental products are sold to original equipment manufacturers and dental product distributors.  An independent dealer network was established in 2003 to market its own branded line of dental products in a more effective manner.  Micro Motors medical products sales represent the manufacture of proprietary designs developed by Micro Motors under exclusive design and supply agreements.  Micro Motors pneumatic motors for industrial applications are marketed directly to end-users and through industrial supply distributors.  The increase in the percent of sales of medical products and the decrease in the percentage of sales of dental product sales is a direct result of the shift in the focus of the Company's research and development efforts away from dental products and toward the Company's capabilities in the medical product market.   The proportion of Micro Motors total sales to each market segment is noted in the table below;

Micro Motors Market Segment	2003	2002
Dental	56%	68%
Medical	31%	15%
Industrial	8%	11%
Other	5%	6%

Of Micro Motors sales in 2003, over 30% were shipments of products developed in the last 12 months and 45% were shipments of products developed in the last 24 months as a result of Research and Development contracts with new or existing customers.

In 2003, 20 customers accounted for 85% of Micro Motors sales, up from 79% in 2002.  Micro Motors' three largest customers accounted for 34% of such sales and no single customer accounted for over 15% of sales.  Micro Motors' larger customers include Smith and Nephew and Medtronics.  Disclosure of other larger customer names is prohibited by confidentiality agreements with such entities.  Sales to medical customers tend to be to relatively larger companies, as compared to customers for dental products that are typically to smaller companies.  Micro Motors has no plans to discontinue the sales relationships, and has no knowledge that these customers have any plans to discontinue their relationships with Micro Motors, although the relationships may change over time to reflect a different mix of engineering and manufacturing.

All of the raw materials used by Micro Motors in the manufacture of its products are purchased from various suppliers and are available from several sources. Precipart Corporation and Hi-Tech Electronic Manufacturing Inc. are two of its key suppliers. Micro Motors considers its relationships with its various suppliers and manufacturers to be good.  Micro Motors does not intend to terminate any relationship at this time, nor does management have knowledge that any supplier or manufacturer will terminate its relationship with Micro Motors.  Micro Motors has no exclusive arrangements with any of its suppliers or manufacturers.

Micro Motors' commitment to quality manufacturing is demonstrated by its many independently verified certifications for maintaining quality processes and products.  Micro Motors holds the following certifications: ISO 9001:2000, ISO 13485 revised 1998, and Medical Device Directive 93\42\EEC Annex II company.

At the present time, Micro Motors is generally able to fill orders within sixty (60) days.  At June 30, 2003, Micro Motors had backorders of $267,000 and future orders of $4.3 million compared with backorders of $173,000 and future orders of approximately $2.1 million at June 30, 2002.  Micro Motors expects to fill all of its future orders during the current fiscal year.  Micro Motors does not typically experience seasonal fluctuations in its orders.

Oregon Micro Systems

OMS is headquartered in Beaverton, Oregon, where it designs and manufactures embedded multi-axis motion controllers used to regulate the motion of servo and stepper motors, predominantly for the semiconductor and medical analysis equipment industries.  OMS' motion controllers are used in a wide range of applications including semiconductor wafer handling equipment, medical diagnostic equipment, photon accelerators and observatories. The OMS controllers support the platforms for PCI, VME, ISA, and cPCI busses as well as standalone requirements.  Other products sold by OMS include motors, drivers, cables, software and a variety of accessories to meet most embedded motion control requirements.

During the past five years, OMS has benefited and suffered from the rapidly changing environment of the semiconductor industry.  It is characterized by dramatic changes in demand for products.  While recording two of its best operational performances in fiscal years 1999 and 2000 with revenues in each year exceeding $7 million, OMS was impacted severely by the downturn in the semiconductor industry beginning in November of 2000.  Comparatively, in the most recent fiscal years of 2002 and 2003, revenues for OMS have been $2.2 and $2.7 million, respectively.  In 2003, OMS began to improve revenues both in the semiconductor and non-semiconductor business as those markets have begun to regain strength.

In response to the rapidly changing market conditions, OMS also significantly reduced its number of employees, made deep cuts in operational expenses and focused on maximizing the sales of existing product to existing customers.  At the same time, OMS accelerated the development of a new generation of motion control technology, based on the PowerPC processor.  This new servo/stepper controller became available in fiscal year 2003 and will be expanded to create a full line of new products.  OMS continues to develop new customer relationships and sales with companies outside the semiconductor industry.

OMS' revenue is derived from predominately four market segments, including semiconductor equipment, medical diagnostic equipment and instrumentation, distribution and government.  The semiconductor equipment markets have accounted for up to 60% of OMS' sales in recent years, however due to the technology down cycle, OMS has implemented sales strategies to penetrate other markets.  The increase in the percentage of semiconductor market sales in 2003 is due to resurgence in demand in the semiconductor industry.  The proportion of total sales to each market segment is noted in the table below:

OMS Market Segment	2003	2002
Semiconductor	38%	29%
Medical	21%	30%
Distribution	17%	24%
Government	15%	6%
Other	9%	11%

OMS distributes its product directly to original equipment manufacturers (OEM's) and through a network of high technology distributors within the United States.  Internationally, OMS has agreements with foreign distributors of electronic and motion control products.

OMS' largest customer accounts for 13% of its sales, with the second through fourth-largest customers accounting for the next 27% of sales. These relationships are well established. OMS has no plans to discontinue the relationships, and has no knowledge that these customers have any plans to discontinue their relationships with OMS.

OMS purchases raw printed circuit boards and electronic components used to manufacture its products. OMS is a certified ISO9001:2000 company and uses only qualified assemblers, component manufactures and distributors in the manufacture of its products.  Two of OMS' key suppliers are Insight Electronics, LLC and Avenet Electronics Marketing.  These relationships are well established, and OMS has no current plans to discontinue the relationships, and has no knowledge that these suppliers have any plans to discontinue their relationship with OMS.  OMS holds no franchises and has no exclusive arrangements with any of its suppliers and manufacturers.

At the present time, OMS is generally able to fill orders within forty-five (45) days.  At June 30, 2003, OMS had no backorders and had future orders of $914,000 compared with no backorders and future orders of $540,000 at June 30, 2002.  OMS does not typically experience seasonal fluctuations in its orders, although there are significant fluctuations in the market demand of products in the industries it serves.

Competition

            The markets for healthcare and semiconductor industries are intensely competitive, and the Company faces significant competition from a number of different sources.  Several of the Company's competitors have significantly greater name recognition as well as substantially greater financial, technical, product development and marketing resources than the Company.

            The Company competes in all of its markets with other major healthcare and semiconductor related companies. Competitive pressures and other factors, such as new product or new technology introductions by the Company or its competitors, may result in price or market share erosion that could have a material adverse effect on the Company's business, results of operations and financial condition. Also, there can be no assurance that the Company's products and services will achieve broad market acceptance or will successfully compete with other products targeting the same customers.

Research and Development

The Company maintains research and development programs in its two subsidiaries. The Company considers these product development programs to be of importance in both maintaining and improving its market position. The net amounts spent on research and development activities in 2003 and 2002 were approximately $1.46 million and $1.55 million, respectively. Micro Motors' research and development effort involves the design and manufacture of products that perform specific applications for its customers.  During the year ended June 30, 2003, Micro Motors continued to successfully target its research and development expenses to expanding its customer base in the medical device industry. Micro Motors was also successful in increasing the amounts of its research and development costs recovered by billing its customers for non-recurring engineering expenses. The fees received for non-recurring engineering expenses do not represent a significant portion of Micro Motors' revenue.  OMS' research and development investment was reduced, as the MAX product line was substantially completed in 2003.  The remaining investment was in general technical advances, along with continued enhancements of current product lines.  OMS makes no specific billings for its research and development efforts.

Employees

At June 30, 2003, the Company had 85 full-time and 1 part-time employees (excluding independent contractors) compared to 83 full-time and 3 part-time employees at June 30, 2002.  Micro Motors employed 71 persons, OMS employed 15 persons, and there were no employees assigned to corporate headquarters.

None of the Company's employees are a party to any collective bargaining agreements with the Company. The Company considers its relations with its employees to be good.

Government Regulations

The manufacture and distribution of dental and medical devices such as the Micro Motors products are subject to a number of state and federal regulatory bodies, including state dental boards and the Food and Drug Administration ("FDA"). The statutes, regulations, administrative orders, and advisories that affect the Company's businesses are complex and subject to diverse, often conflicting, interpretations. While the management of each of the Company's operating subsidiaries makes every effort to maintain full compliance with all applicable laws and regulations, the Company is unable to eliminate an ongoing risk that one or more of its activities may at some point be determined to have been non-compliant. The penalties for non-compliance could range from an administrative warning to termination of a portion of the Company's business.  Further, even if the Company is subsequently determined to have fully complied with applicable law or regulation, its costs to achieve such a determination and the intervening loss of business could adversely affect or even terminate a portion of the Company's business. Further, a change in such laws or regulations at any time may have an adverse effect on the Company's operations. Notwithstanding the risks inherent in the Company's business sectors, management believes that each of the Company's subsidiaries is in compliance with applicable laws and regulations.

The FDA regulates Micro Motors dental and medical handpieces as Class 1 and Class 2 medical devices.  The FDA has broad enforcement powers to recall and prohibit the sale of products, which do not comply with federal regulations, and to order the cessation of non-compliant processes. No claim has been made to date by the FDA regarding any Micro Motors products or processes. Nevertheless, as is common in the industry, certain of Micro Motors products and processes have been the subject of routine governmental reviews and investigations. While the Company's management is confident that Micro Motors' products and processes fully comply with applicable laws and regulations, the Company is unable to predict the outcome of any such investigation or review, pending its completion. Management believes that Micro Motors follows Good Manufacturing Practices (GMP).

Management believes that OMS' business in the assembly and distribution of multi-axis motion control circuit boards, including the processes and materials, is conducted in a manner consistent with EPA regulations governing disposition of industrial waste materials. Although the semiconductor and computer chip industries are significantly impacted by EPA regulations applicable to the processes and materials used in production of computer chips and computer chip components, OMS' management has undertaken measures, where possible, to reduce OMS' exposure to the risk of non-compliance. Most significantly, OMS acquires pre-manufactured printed circuit boards as platforms upon which to place OMS technology. While the Company's management is confident that OMS products and processes fully comply with applicable laws and regulations, the Company is unable to predict the outcome of any investigation or review which may in the future be undertaken respecting OMS or its products or processes. Management believes that OMS follows GMP.

Patents, Trademarks, and Licensing Agreements

The Company holds patents relating to the multi-axis motion controllers manufactured by OMS. In addition, Micro Motors holds patents relating to its miniature pneumatic motor products. Patents held by the Company and Micro Motors have varying expiration dates, beginning in 2005.

The Company conducted a limited review of the patents acquired in connection with the OMS and Micro Motors acquisitions and believes that the use of such patent is neither infringed upon by any third party, nor infringes on any prior art of any third party. The Company is unable to assess the validity, scope, or defensibility of its patents, and any challenge to or claim of infringement relating to the Company's patents could materially and adversely affect the Company's business and results of operations.

The Company's Micro Motors subsidiary has certain trademarks relating to its miniature pneumatic motor products, including Dynatorq™, Dynasurg™, and Micro Handpiece™. OMS has filed for federal trademark protection for OMS-EZ™.

Except as noted above, the Company has not entered into any licensing or franchising agreements for revenue generating purposes.

Funds held in escrow, Net, Business Divestitures and Discontinued Operations

On June 12, 2001, the Company sold substantially all of the assets of its wholly owned subsidiaries, Biotrol International, Inc. and Challenge Products, Inc. to Young Colorado, LLC ("Young"), for a purchase price of $9 million (the "Young Transaction"). The assets sold comprised the Company's line of infection control and preventive chemical products for the dental industry.  The full remaining escrow balance of $790,000, associated with such asset sale was collected by October 2002, resulting in no additional gain or loss, and completing the distribution of funds in escrow.

During the year ended June 30, 2002, the Company received indemnification notices from Young, to recover alleged losses and costs as they are incurred for certain alleged breaches of representations and warranties contained in the Young Transaction Asset Purchase Agreement related to compliance issues with the Food, Drug, and Cosmetic Act ("FDCA"), Federal Insecticide, Fungicide and Rodentcide Act ("FIFRA"), and other related laws.  In February 2002, the Company settled a complaint with the Environmental Protection Agency ("EPA") set forth in Young's indemnification notice for alleged violations of FIFRA and FDCA.  Pursuant to the settlement, the Company agreed to pay $150,000 to the EPA, over a 15-month period, commencing March 2002.  The full $150,000 settlement had been paid by April 30, 2003, leaving, in the opinion of management, no additional liability under either Act.

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

Litigation

            The Company continually faces the possibility of litigation as either a plaintiff or a defendant.  It is not reasonably possible to estimate the awards or damages, or the range of awards or damages, if any, that the Company might incur in connection with such litigation. The uncertainty associated with potential litigation may have an adverse impact on the Company's business. In particular, such litigation could impair the Company's relationships with existing customers and its ability to obtain new customers. Defending such litigation may result in a diversion of management's time and attention away from business operations, which could have a material adverse effect on the Company's business, results of operations and financial condition. Such litigation may also have the effect of discouraging potential acquirers from bidding for the Company or reducing the consideration such acquirers would otherwise be willing to pay in connection with an acquisition.

            There can be no assurance that such litigation will not result in liability in excess of its insurance coverage, that the Company's insurance will cover such claims or that appropriate insurance will continue to be available to the Company in the future at commercially reasonable rates.

Proprietary Technology

            The Company is dependent on the maintenance and protection of its intellectual property and relies on exclusive development and supply agreements, confidentiality procedures, and employee nondisclosure agreements to protect its intellectual property.

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

Ability to Manage Growth

            The Company has in the past experienced periods of growth that have placed, and may continue to place, a significant strain on the Company's resources. The Company also anticipates expanding its overall development, marketing, sales, management and training capacity as market demand requires.  In the event the Company is unable to identify, hire, train and retain qualified individuals in such capacities within a reasonable timeframe, such failure could have a material adverse effect on the Company.

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

            The Company experienced changes in some of its key management positions in the past two years as it has streamlined its operations.  In the year ended June 30, 2002, Kent Searl retired as President and Chief Executive Officer of the Company and was replaced on an interim basis by Frank Zagar.  Mr. Zagar completed a substantial part of the corporate reorganization and in September 2002, resigned his operating position, while remaining a Director through the shareholder's meeting held in November 2002.  Patrick Johnson, Micro Motors President, assumed the role of the President and Chief Executive Officer of the Company in addition to retaining his role as President of Micro Motors.  In May 2002, George Isaac resigned his operating position as Treasurer and Chief Financial Officer of the Company, while remaining Corporate Secretary and a Director, and Jeffrey J. Ritchey assumed the role of the Treasurer and Chief Financial Officer of the Company in addition to retaining his role as Controller of Micro Motors.  The Company believes that the new Chief Executive Officer and Chief Financial Officer have the background and experience necessary to be able to perform the duties required for these positions.

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

Marketplace Delisting

In June 2002, the Company received a notice from NASDAQ indicating that unless its stock price maintained a $1.00 per share closing bid price for ten consecutive trading sessions, the Company's stock would be delisted on December 3, 2002.  As the Company maintained $5,000,000 of stockholders' equity, meeting one of the qualifications to remain listed, the Company received notice in December 2002 that the delisting was extended for 180 days.  On March 24, 2003 the SEC approved a NASDAQ marketplace rule change that would extend the delisting date an additional 90 days or until September 2, 2003 contingent upon the Company continuing to meet the qualifications noted above.  On June 19, 2003, the Company received notice from NASDAQ indicating that the stock price had maintained a closing bid price of over $1.00 for at least 10 consecutive trading days and had regained compliance with the listing requirements.  There is no assurance that the Company's shares will maintain a sufficiently high price to eliminate future delisting notices and subsequent delisting.

Item 2.   Properties

The Company's executive office and Micro Motors' office and manufacturing facility are located at 151 East Columbine Avenue, Santa Ana, California 92707.  On July 1, 2001, Micro Motors consolidated its operations at the Santa Ana location into one of the two buildings it had been occupying.  The building is a two-story building of concrete tilt-up construction, approximately 25 years old and in good condition.  Micro Motors leased those buildings under a previously existing lease from Mr. Ronald G. Coss, currently a director of the Company, at a monthly rental of $29,816 that expired March 31, 2001 and continued to lease the buildings on a month-to-month basis until June 30, 2001. A new lease for one of those buildings commenced July 1, 2001 for five years at a monthly rent of $12,285, before yearly inflation adjustments.  The building was sold and the lease assigned to an unrelated third party in January, 2002.  The Company's management believes that the monthly rental is comparable to rents charged for comparable properties in the market area. Micro Motors took action in its fiscal year 2001 and fiscal year 2002 to remediate hazardous waste contamination on the property, which was completed in June of 2002 at a cost of approximately $60,000.  Micro Motors and the Company require full compliance by the lessor with applicable California and EPA environmental standards.

OMS' offices and manufacturing facilities are located at 1800 N.W. 169th Place, Building C100, Beaverton, Oregon 97006. OMS leases the 11,000 square foot facility from an unrelated third party, at a base monthly lease rate of $9,100, which lease has been extended through October 2007.  The building is a one story suite in a 15-year-old industrial office complex and is in good condition.

Item 3.   Legal Proceedings

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

Item 4.   Submission of Matters to a Vote of Security Holders During the Year Ended June 30, 2003

No matter was submitted to a vote of the Company's shareholders during the fourth quarter ended June 30, 2003.

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

Quarter Ended	High	Low
September 30, 2001	1.16	1.03
December 31, 2001	1.10	0.73
March 31, 2002	1.34	0.81
June 30, 2002	1.15	0.51
September 30, 2002	0.70	0.34
December 31, 2002	0.69	0.38
March 31, 2003	0.76	0.47
June 30, 2003	1.32	0.47

On September 17, 2003, the last sale price of the common stock as reported by NASDAQ was $1.70 per share.

In June 2002, the Company received a notice from NASDAQ indicating that unless its stock price maintained a $1.00 per share closing bid price for ten consecutive trading sessions, the Company's stock would be delisted on December 3, 2002.  As the Company maintained $5,000,000 of stockholders' equity, meeting one of the qualifications to remain listed, the Company received notice in December that the delisting was extended for 180 days.  On March 24, 2003 the SEC approved a NASDAQ marketplace rule change that would extend the delisting date an additional 90 days or until September 2, 2003 contingent upon the Company continuing to meet the qualifications noted above.  On June 19, 2003, the Company received notice from NASDAQ indicating that the stock price had maintained a closing bid price of over $1.00 for at least 10 consecutive trading days and had regained compliance with the listing requirements.  There is no assurance that the Company's shares will maintain a sufficiently high price to eliminate future delisting notices and subsequent delisting.

At June 30, 2003, there were approximately 341 holders of record of the Company's common stock. This number does not include beneficial owners including holders whose shares are held in nominee or "street" name.

The Company has not paid a cash dividend with respect to its common stock, and has no present intention to pay cash dividends in the foreseeable future. The current policy of the Company's Board of Directors is to retain earnings to provide funds for the operation and expansion of its business. The Board of Directors, in light of the circumstances then existing, including the Company's earnings and financial requirements and general business conditions, will determine future dividends.  There are no restrictions on the Company in issuing dividends associated with the credit line with Wells Fargo Business Credit, Inc. (WFBCI).

Equity Compensation Plan Information

Plan Category	Number of Shares to be Issued Upon Exercise	Weighted Average Exercise Price	Number of Securities Available for Issuance
Plans Approved by Stockholders	1,363,405	$1.11	636,595
Plans Not Approved by Stockholders	402,000	1.45	---

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information that the Company's management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition for each of the two years ended June 30, 2002 and 2003, respectively.  This discussion should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included elsewhere in this Report. This Report contains certain forward-looking statements and information. The cautionary statements included herein should be read as being applicable to all related forward-looking statements wherever they may appear.  The Company's actual future results could differ materially from those discussed herein.  The Company's critical accounting policies relate to inventory valuation for slow moving items, allowance for funds in escrow, impairment of goodwill, and recoverability of deferred income taxes.

Except for the historical information contained herein, the matters discussed in this Annual Report on Form 10-KSB, including discussions of the Company's product development plans, business strategies and market factors influencing the Company's results, are forward-looking statements that involve certain risks and uncertainties. Actual results may differ from those anticipated by the Company as a result of various factors, both foreseen and unforeseen, including, but not limited to, the Company's ability to continue to develop new products and increase systems sales in markets characterized by rapid technological evolution, consolidation within the Company's target marketplace and among the Company's competitors, and competition from larger, better capitalized competitors. Many other economic, competitive, governmental and technological factors could impact the Company's ability to achieve its goals.  Interested persons are urged to review the risks described herein, as well as in the Company's other public disclosures and filings with the Securities and Exchange Commission.

Selected Financial Data

       The following table sets forth selected financial data regarding the Company's financial position and operating results. This data should be read in conjunction with the Company's Consolidated Financial Statements and the Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

(All amounts in thousands)

	Year Ended June 30,
	2003	2002
Statement of Operations Data
Net sales	$11,990	$10,526
Cost of sales	7,075	6,426

Gross profit	4,915	4,100

Operating expenses	4,609	6,235

Net operating profit (loss)	306	(2,135)
Net other expense	51	240
Income tax expense (credit)	122	(1,210)

Income (loss) from continuing operations	133	(1,165)
(Loss) from discontinued operations	--	(401)

Net income (loss)	$133	$(1,566)

RESULTS OF OPERATIONS

Results of Operations for Fiscal Year Ended June 30, 2003, Compared to Fiscal Year Ended June 30, 2002

            The following table sets forth for the periods indicated the percentage of net revenues represented by each item in the Company's Consolidated Statements of Income.

	Year Ended June 30,
	2003	2002
Net Revenues:	100.0%	100.0%

Cost of Goods Sold	59.0	61.0
Gross Profit	41.0	39.0

Selling, General and Administrative Expenses	26.0	40.0
Research and Development Costs	12.2	14.7
Amortization	0.2	4.6
Income (loss) from Operations	2.6	(20.3)

Net interest and other (loss)	(0.5)	(2.3)
Net after tax (loss) from discontinued operations	--	(3.8)

(Provision) credit for Income Taxes	(1.0)	11.5
Net Income (Loss)	1.1%	(14.9%)

           Net Sales.  Consolidated sales increased 14% for the year ended June 30, 2003, compared to the year ended June 30, 2002, due to increased sales at both Micro Motors and OMS.  At Micro Motors, sales increased 12% due to increased volume of medical product shipments that rose 133% compared to the previous year. The increase in medical products more than offsets the decline of sales in the other product lines.  Revenue at Oregon Micro Systems increased 21% for the year ended June 30, 2003 compared to the same period of the previous year. The revenue increase at OMS was caused by the resurgence of orders from customers in the semiconductor fabrication equipment industry, as they are beginning to replenish inventories with new products. Sales to customers outside the semiconductor industry were flat.  Selective price increases and decreases are implemented at Micro Motors and OMS in response to market conditions.  The majority of the sales growth and declines for each product line is due to increased or decreased sales volume, not the effect of these price changes.

Net sales by subsidiary and type of customer were as follows:

	2003 2002		Increase/ (Decrease)
Dental	$5,213,000	$5,594,000	(7%)
Medical	2,851,000	1,226,000	133%
Industrial	730,000	949,000	(23%)
Repair & Other	487,000	516,000	(6%)
Micro Motors	$9,281,000	8,285,000	12%

Oregon Micro Systems	2,709,000	2,241,000	21%
Total	$11,990,000	$10,526,000	14%

Gross Profits.  The Company's consolidated gross profit for the year ended June 30, 2003 increased $815,000 or 20% over the gross profit in the previous year due to increased sales at both operating subsidiaries and higher margins at OMS. Gross profit as a percentage of sales increased to 41% for the year ended June 30, 2003 compared to 39% for the year ended June 30, 2002, as the gains made by increased sales, the ongoing Company-wide cost reduction efforts and a richer product mix favoring medical shipments at Micro Motors were dampened by the initial costs associated with first run production for new products.  Gross Profit at Micro Motors decreased from 36% of sales in 2002 to 30% of sales in 2003 due to inefficiencies associated with the manufacturing of certain new products.  Gross Profit at OMS increased from 50% of sales in 2002 to 78% of sales in 2003 due to higher volume and a reduced cost base.

           Gross profits by subsidiary were as follows:

			Increase/
	2003	2002	(Decrease)
Micro Motors	2,808,000	2,982,000	(6%)
Oregon Micro Systems	2,107,000	1,118,000	88%
Total	$4,915,000	$4,100,000	20%

            Selling, General and Administrative Costs (S, G&A).  S, G & A expenses decreased 33% to $3,152,000 for the year ended June 30, 2003 from $4,690,000 for year ended June 30, 2002.  The decrease is mainly due to reduced amortization and cost saving measures implemented at the corporate and subsidiary level offset by increased selling expense at Micro Motors.  The main cost decreases at Corporate were equipment leasing costs that were reduced by $370,000 and management expense which decreased $360,000.  At OMS the largest decrease was in reduced amortization of $400,000 in 2003.

S, G & A expenses by subsidiary were as follows:

			Increase/
	2003	2002	(Decrease)
Micro Motors	1,626,000	1,543,000	5%
Oregon Micro Systems	700,000	1,344,000	(48%)
Corporate	826,000	1,803,000	(54%)
Total	$3,152,000	$4,690,000	(33%)

In 2002, in accordance with FAS 121 "Accounting for the Impairment of Long-Lived Assets," management reviewed the remaining goodwill recorded at OMS and determined that the remaining fair value of the asset was impaired.  Management's decision was based on the fact that future cash flows at OMS will not exceed the carrying value of the asset and that OMS generated current year losses.  As such, management determined that the carrying value should be zero; expensing the remaining $154,000 as general and administrative expense in the statement of operations.  The balance of goodwill is related to the Micro Motors subsidiary and as of June 30, 2002, remaining goodwill net of accumulated amortization totaled $1,110,000.

On July 1, 2002 the Company adopted SFAS No. 142 "Goodwill and Other Intangible Assets."  SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142.  The Company has compared the carrying value of the Micro Motors subsidiary with the estimated fair value of the reporting unit and determined that none of the goodwill recorded as of June 30, 2002 or as of April 1, 2003 was impaired.  The Company's goodwill amortization expense for the year ended June 30, 2003 was $0, and for the year ended June 30, 2002 was approximately $85,000, excluding the $154,000 that was written off in fiscal year 2002.

Research and Development Costs.  Research and development expenses decreased to $1,458,000 for the year ended June 30, 2003 from $1,545,000 for the year ended June 30, 2002, a decrease of 6%. The decrease is due to cost cutting at OMS concurrent with the completion of the MAX system product line development.

The Company engages in two types of research and development efforts.  The first is funded by the Company itself, intended to develop generic rotary drive technologies and products that will subsequently be modified to meet the needs of individual customers.  In this initial phase, there are generally no revenues generated and the associated costs are expensed as incurred.

Company funded research and development costs by subsidiary were as follows:

			Increase/
	2003	2002	(Decrease)
Micro Motors	782,000	765,000	2%
Oregon Micro Systems	675,000	780,000	(13%)
Total	$1,457,000	$1,545,000	(6%)

            The second type of research and development efforts are those performed for and funded by specific customers under the terms of a formal development agreement.   These efforts are generally for specific modifications to the generic products developed by the Company funded research.  These projects are usually performed under the terms of a development agreement and typically take place within 12 months of the generic development work being completed.  The Company recognizes revenue under these research and development agreements as certain deliverables are met as specified in each development contract.  The research and development costs associated with these efforts are capitalized and recognized as costs of goods sold (COGS") when the contracted deliverable is made.

The following table segments the Company's research and development efforts for the year ended June 30, 2003 into two specific applications and three sub-categories of the type of work performed.

	Motion Control Systems	Rotary Drive Systems
Technology research and development	$ 371,000	$ 122,000
Design development	236,000	857,000
Process development	68,000	245,000
Total R&D	675,000	1,224,000
Less R & D recognized as COGS	----	(442,000)
Total Company funded R&D	$ 675,000	$ 782,000

Disclosure of customer names, project status and economic impact of those projects which are fundamental to the Company's business strategy, is prohibited in each specific case by confidentiality agreements.

            Net Interest Expense.  Net interest expense was $87,000 in the year ended June 30, 2003 compared to $117,000 for the year ended June 30, 2002.  The expense was lower as debts to a stockholder and a debt associated with the Company's prior real estate holdings in Missouri were paid off in 2002 and early 2003.

Provision for Taxes.  The Company's effective tax rate on income (loss) from operations is 48% for the year ended June 30, 2003, and was 39% in the year ended 2002.  In 2002, the Company realized the benefit from the resolution of tax contingencies of approximately $289,000.  The Company's effective tax rate for discontinued operations was approximately 39% for fiscal 2002.  The Company's effective tax rate of 48% differs from the expected rate of 39% due primarily to the change in tax asset valuation allowance.

For the year ended June 30, 2003, management has recorded a valuation allowance of $227,000 against deferred tax assets. Management believes that it is more likely than not that the deferred tax assets will be fully recovered.  A valuation allowance has been provided for state tax credits, as management believes that the amount of future state taxable income necessary to utilize these credits is not more likely than not to be realized.  Net realizable deferred tax assets could be reduced if estimates of future profitability are reduced or if future changes in the ownership of the Company occur.

The Company's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (GAAP). The preparation of the Company's financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. Estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The significant accounting policies that we believe are the most critical to aid in fully understanding and evaluating our reported financial results include inventory valuations for slow moving items, allowances for funds in escrow, impairment of goodwill and the recovery of deferred income tax assets.

            As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves us estimating our actual current tax liabilities together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes.  These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. The most significant tax assets are future deductions from the amortization of intangibles over the next ten years.  Tax assets also result from net operating losses and research and development tax credits. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, the impact will be included in the tax provision in the statement of operations.

            Net Income.  The Company made a profit from continuing operations of $133,000 or $0.02 per share, basic and $0.01 per share diluted for the year ended June 30, 2003 compared to a (loss) from continuing operations of ($1,165,000) or ($0.13) per share basic and diluted for the year ended June 30, 2002.

Net income (loss) for the year ended June 30, 2003 was $133,000 or $0.02 per share, basic and $0.01 per share diluted compared to ($1,566,000) or ($0.18) per share basic and diluted for the year ended June 30, 2002.  Loss from discontinued operations for the year ended June 30, 2002 was ($401,000) or ($0.05) per share.

Liquidity and Capital Resources

The following table presents selected financial statistics and information for the periods indicated:

	2003	2002
Cash and cash equivalents	$795,000	$236,000
Net cash provided by (used in) operations	$503,000	($1,757,000)
Working Capital	$4,584,000	$3,999,000
Credit Line outstanding balance	$432,000	$638,000
Tangible book value/common share (undiluted)	$0.72	$0.70
Number of days of sales outstanding in accounts receivable at end of quarter	50	57

The Company's working capital at June 30, 2003 increased to approximately $4.6 million compared to approximately $4.0 million at June 30, 2002 as cash generated from operations was used to reduce accounts payable and accrued expenses in 2003.  Cash Flow provided by (used in) Operations was $503,000 in the year ended June 30, 2003 compared to ($1,757,000) for the year ended June 30, 2002.  Cash was provided through returning the Company to profitability and improved working capital management.  Management believes that the Company's working capital needs over the next twelve months can be adequately supported by current operations.

The Company has increased its backlog and future orders to $5.5 million at June 30, 2003 compared to $2.8 million at June 30, 2002.  This increase is attributed to booking significant orders in the fourth quarter that were related to production contracts from the previous year's development efforts.  The backlog and future orders are expected to be fully shipped over the next 12 months.

The subsidiaries of the Company entered into a credit facility with Wells Fargo Business Credit Inc. (WFBCI) in May 2002 for borrowings up to the lesser of $3,000,000 or the total of the eligible accounts receivable.  The terms of the credit facility expire May 2005 and require monthly interest payments at the prime rate (4.00% at June 30, 2003) plus 1.00% to 1.75% based on outstanding borrowings, with a minimum interest charge of $12,500 per quarter.  The outstanding borrowings are secured by all assets of the Company's two subsidiaries, Micro Motors and OMS, and are guaranteed by the Company.  The outstanding balance under the terms of this credit facility as of June 30, 2003 was $432,000.  The total additional eligible borrowing capacity based on the receivables balances at June 30, 2002 was $562,000.  There are certain financial and non-financial covenants that the Company must meet to be in compliance with the terms of the credit facility.  There was one amendment to the loan agreement made subsequent to June 30, where a technical correction was made to the definition of "Net Income" as it applied to the covenant calculations.

As of June 30, 2003, Micro Motors and OMS were not in compliance with the net income (loss) and tangible net worth covenants, for which it received a waiver from WFBCI on September 17, 2003.

In September 2002, the Company's Board of Directors authorized the repurchase on the open market of up to 500,000 shares of the Company's outstanding Common Stock, subject to compliance with applicable laws and regulations.  There is no requirement that the Company repurchase all or any portion of such shares.  The maximum total value of the repurchase is not to exceed $500,000.  This repurchase is to be financed both with cash generated by operations and through the utilization of the Company's credit facility.  From the inception of the repurchase authorization through the year end date of June 30, 2003, the Company repurchased 75,700 shares of Common Stock for $43,741, at an average price of $0.58 per share.

At June 30, 2003, the Company had cash and cash equivalents of $795,000.  The Company believes that its cash and cash equivalents on hand at June 30, 2003, together with cash flows from operations, if any, and amounts available under the credit facility will be sufficient to meet its working capital and capital expenditure requirements for fiscal 2004.

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

Item 7.   Financial Statements and Supplemental Data

Item 8.   Changes and Disagreements with Accountants on Accounting and Financial Disclosures.

 None.

Item 8A.   Controls and Procedures.

Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of June 30, 2003 ("Evaluation Date"), that the design and operation of our "disclosure controls and procedures" (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")) are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by us under the Exchange Act is accumulated, recorded, processed, summarized and reported to our management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

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

PART III

Item 9.   Directors, Executive Officers, Promoters, and Control Persons; Compliance with 16(a) of the Securities Exchange Act of 1934

        Information concerning the Company's Directors and Executive Officers is incorporated by reference from the information contained in the Company's definitive Proxy Statement for the Company's 2003 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission (the "Proxy Statement").

 Item 10.   Executive Compensation

        Information required by this Item is included by reference from the section entitled "Compensation of Executive Officers and Management" contained in the Proxy Statement.

Item 11.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Information required by this Item is included by reference from the section entitled "Security Ownership of Certain Beneficial Owners and Management" contained in the Proxy Statement.

Item 12.   Certain Relationships and Related Transactions

        Information required by this Item is included by reference from the information contained in the section entitled "Certain Relationships and Related Transactions" contained in the Proxy Statement.

Item 13.   Exhibits, and Reports on Form 8-K

       (a)         Exhibits (1)
       (b)         No reports on Form 8K were filed in the fourth quarter of the Company's most recently completed fiscal year.

(1)        See Exhibit Index

INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
Pro-Dex, Inc.
Santa Ana, California

      We have audited the accompanying consolidated balance sheet of Pro-Dex, Inc. and Subsidiaries (the "Company") as of June 30, 2003, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the two years in the period ended June 30, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2003, and the results of their operations and their cash flows for each of the two years in the period ended June 30, 2003, in conformity with accounting principles generally accepted in the United States of America.

As described in Note 2 to the financial statements, effective July 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets"

/s/ McGladrey & Pullen, LLP

McGladrey & Pullen, LLP
August 8, 2003, except as to the last paragraph of Note 3 as to which the date is September 17, 2003.

Irvine, California

PRO-DEX, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
June 30, 2003

ASSETS
Current assets:
Cash and cash equivalents	$ 795,000
Accounts receivable, net of allowance for doubtful accounts
of $30,000	1,620,000
Inventories, net	2,835,000
Prepaid expenses	81,000
Deferred taxes	770,000
Total current assets	6,101,000

Equipment and leasehold improvements, net	1,040,000

Other assets:
Other	20,000
Deferred taxes	833,000
Goodwill	1,110,000
Total other assets	1,963,000
Total assets	$ 9,104,000

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long term debt to shareholder	$ 65,000
Credit line payable	432,000
Accounts payable	642,000
Accrued expenses	349,000
Income taxes payable	29,000
Total current liabilities	1,517,000

Long-term debt to a shareholder, net of current portion	145,000

Total liabilities	1,662,000

Commitments and contingencies
Shareholders' equity:
Series A convertible preferred shares; no par value; liquidation preference of
$3.60 per share; 10,000,000 shares authorized; 78,129 shares issued and outstanding	283,000

Common shares; no par value; 50,000,000 shares authorized; 8,711,600 shares issued
and outstanding,	14,999,000
Accumulated deficit	(7,789,000)
7,493,000

Receivable for stock purchase	(51,000)

Total shareholders' equity	7,442,000

Total liabilities and shareholders' equity	$ 9,104,000

See notes to consolidated financial statements.

PRO-DEX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Years ended June 30, 2003 and 2002

	2003	2002

Net sales	$ 11,990,000	$ 10,526,000

Cost of sales (includes rent paid to a director of $62,000 in 2002)	7,075,000	6,426,000
Gross profit	4,915,000	4,100,000

Operating expenses:
Selling	710,000	551,000
General and administrative expenses	2,410,000	3,650,000
Research and development costs	1,457,000	1,545,000
Amortization	32,000	489,000
Total operating expenses	4,609,000	6,235,000

Income (loss) from operations	306,000	(2,135,000)

Other income (expense):
Other income, net	36,000	36,000
Interest (expense)	(87,000)	(117,000)
Loss on disposal of equipment and leasehold improvements	-	(159,000)
Total	(51,000)	(240,000)

Income (loss) from continuing operations before provision for
income taxes (credits)	255,000	(2,375,000)

Provision for income taxes (credits)	122,000	(1,210,000)
Income (Loss) from continuing operations	133,000	(1,165,000)
(Loss) on disposal of discontinued operations net of
(tax credits) of ($267,000)	-	(401,000)
Net Income (loss)	$ 133,000	$ (1,566,000)

Net Income (loss) per share from continuing operations:
Basic	$ 0.02	$ (0.13)
Diluted	$ 0.01	$ (0.13)
Net Income (loss) per share from discontinued operations:
Basic	$ -	$ (0.05)
Diluted	$ -	$ (0.05)
Net Income (loss) per share:
Basic	$ 0.02	$ (0.18)
Diluted	$ 0.01	$ (0.18)

Weighted average shares outstanding - basic	8,743,575	8,787,300
Weighted average shares outstanding - diluted	9,040,893	8,787,300

See notes to consolidated financial statements.

PRO-DEX, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY Years Ended June 30, 2003 and 2002
	Preferred Shares		Common Shares
						Receivable
	Number		Number		Accumulated	for Stock
	of Shares	Amount	of Shares	Amount	Deficit	Purchase	Total
	____________________________________________________________________________________
Balance, June 30, 2001	78,129	$283,000	8,787,300	$15,020,000	($6,356,000)	($101,000)	$8,846,000
Stock based Compensation	--	--	--	13,000	--	--	13,000
Services Received	--	--	--	--	--	25,000	25,000
Net (loss)	--	--	--	--	(1,566,000)	--	(1,566,000)
	_____________________________________________________________________________________
Balance, June 30, 2002	78,129	283,000	8,787,300	15,033,000	(7,922,000)	(76,000)	7,318,000
Stock based Compensation	--	--	--	10,000	--	--	10,000
Treasury stock purchased	--	--	(75,700)	(44,000)			(44,000)
Services Received	--	--	--	--	--	25,000	25,000
Net income	--	--	--	--	133,000	--	133,000
	_____________________________________________________________________________________
Balance, June 30, 2003	78,129	$283,000	8,711,600	$14,999,000	($7,789,000)	($51,000)	$7,442,000

See notes to consolidated financial statements.

PRO-DEX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended June 30, 2003 and 2002

	2003	2002

Cash Flows from Operating Activities:
Net Income (loss)	$ 133,000	$ (1,566,000)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	375,000	865,000
(Gain) loss on disposal of discontinued operations	-	401,000
Loss on sale of real estate available for sale	-	37,000
Loss on disposal of equipment and leasehold improvements	-	159,000
Impairment of intangible assets	-	154,000
(Recovery) Provision for doubtful accounts	4,000	(18,000)
Non-cash compensation	35,000	38,000
Deferred taxes	177,000	(902,000)
Changes in:
(Increase) in accounts receivable	(4,000)	(216,000)
Decrease in inventories	89,000	83,000
Decrease in prepaid expenses	3,000	12,000
Decrease in other assets	17,000	75,000
(Decrease) in accounts payable and accrued expense	(584,000)	(549,000)
(Increase) decrease in income taxes receivable	330,000	(330,000)
(Decrease) in income taxes payable	(72,000)	-

Net Cash provided by (used in) Operating Activities	503,000	(1,757,000)

Cash Flows From Investing Activities:
Proceeds from sale of discontinued operations	790,000	875,000
Proceeds from sale of real estate available for sale	-	434,000
Proceeds from sale of equipment	6,000	-
Payments related to sale from discontinued operations	-	(168,000)
Purchases of equipment and leasehold improvements	(364,000)	(296,000)

Net Cash provided by Investing Activities	432,000	845,000

Cash Flows from Financing Activities:
Principal payments on long-term borrowings	(126,000)	(188,000)
Net borrowings (payments) on line of credit	(206,000)	638,000
Common stock repurchases	(44,000)	-

Net Cash provided by (used in) Financing Activities	(376,000)	450,000

Net Increase (decrease) in Cash and Cash Equivalents	559,000	(462,000)
Cash and Cash Equivalents, beginning of period	236,000	698,000

Cash and Cash Equivalents, end of period	$ 795,000	$ 236,000

Supplemental Information

Cash payments for interest	110,000	117,000

Cash payments (refunds) for income taxes	(313,000)	387,000

See notes to consolidated financial statements.

PRO-DEX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2003 and 2002

NOTE 1 - DESCRIPTION OF BUSINESS

Pro-Dex, Inc. ("Pro-Dex" or the "Company") is a Colorado corporation, organized in 1978, currently doing business through two wholly owned operating subsidiaries, Micro Motors, Inc. ("Micro Motors") and Oregon Micro Systems, Inc. ("OMS").  Micro Motors, headquartered in Santa Ana, California, designs, develops and manufactures electric, air, and battery powered rotary drive systems for the medical device industry, electric and air devices for the dental industry, and miniature pneumatic motors for industrial applications.  OMS is headquartered in Beaverton, Oregon, where it designs and manufactures embedded multi-axis motion controllers used to regulate the motion of servo and stepper motors, predominantly for the semiconductor and medical analysis equipment industries.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

       The consolidated financial statements include the accounts of the Company and all of its subsidiaries. All significant inter-company accounts and transactions have been eliminated.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principals generally accepted in the United States of America.

Revenue Recognition

       Revenue on product sales is recognized upon shipment to the customer. The Company sells some of its products with a warranty that provides for repairs or replacement of any defective parts for a period after the sale. At the time of the sale, the Company accrues an estimate of the cost of providing the warranty based on prior experience.  The Company recognizes revenue under research and development agreements as certain deliverables are met as specified in each development contract.

     Management recognizes shipping costs as incurred as a part of the costs of goods sold.  The Company incurred shipping charges of approximately $112,000 and $111,000 for the years ended June 30, 2003 and 2002, respectively.

Cash and Cash Equivalents

       The Company considers highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Accounts Receivable

       Trade receivables are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis.  Management determines the allowance for doubtful accounts by identifying troubled accounts and using historical experience applied to an aging of accounts.  Trade receivables are written off when deemed uncollectable.  Recoveries of trade receivables previously written off are recorded when received.

            A trade receivable is considered to be past due if any portion of the receivable balance is outstanding for more than 90 days.  Interest is not typically charged on trade receivables.  Changes in allowance for doubtful accounts as of June 30, 2003 and 2002 were as follows:

	2003	2002
Balance at the beginning of the year	$ 26,000	$ 44,000
Provision charged to income, net of recoveries of $19,000 in 2003, and $18,000 in 2002	4,000	(18,000)
Balance at the end of the year	$ 30,000	$ 26,000

 Stock Options and Warrants

Accounting for Stock-based Compensation

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

SFAS No. 123 requires the disclosure of pro forma net income and earnings per share had the Company adopted the fair value method.  Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options with vesting restrictions which significantly differ from the Company's stock option awards.  These models require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated value.  The Company's calculations for the options granted were made using the Black-Scholes option-pricing model.

The calculations are based on a single-option valuation approach and forfeitures are recognized as they occur.  The following table illustrates the effect on net income and earnings per share had compensation cost for employee stock-based compensation been determined based on the grant date fair values of awards for the year ended June 30, 2003 and 2002, respectively.

      The fair value of each grant is estimated at the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions: no dividend rate for all years; price volatility of 67% to 73% in 2003, of 62% to 69% in 2002; risk-free interest rates of approximately 2.8% to 4.1% in 2003 and 4.3% to 4.6% in 2002; and expected lives of five years.

		2003	2002
Net income (loss) As reported:		$ 133,000	$ (1,566,000)
	Add stock-based employee compensation expense included in reported net income, net of related tax effects	---	---
	(Deduct) total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(196,000)	(223,000)
Pro-forma net (loss):		$ (63,000)	$ (1,789,000)
Basic earnings (loss) per
share:	As reported	$ 0.02	$ (0.18)
	Pro forma	$ (0.01)	$ (0.20)
Diluted earnings (loss)
per share:	As reported	$ 0.01	$ (0.18)
	Pro forma	$ (0.01)	$ (0.20)

Inventories

       Inventories are stated at the lower of cost (the first-in, first-out method) or market and consist of the following:

Raw materials	$ 1,443,000
Work in process	340,000
Development costs under contract	181,000
Finished goods	1,263,000
Total	3,227,000
Reserve for slow moving items	(392,000)
Total inventories, net	$ 2,835,000

Changes in reserve for slow moving inventory as of June 30, 2003 were as follows:

Balance at the beginning of the year	$ 592,000
Inventory disposed	(200,000)
Balance at the end of the year	$ 392,000

Changes in allowance for warranty expense as of June 30, 2003 and 2002 were as follows:

	2003	2002
Balance at the beginning of the year	$ 28,000	$ 21,000
Provision charged to income	2,000	7,000
Balance at the end of the year	$ 30,000	$ 28,000

Equipment and Leasehold Improvements

       Equipment and leasehold improvements are recorded at cost and consist of the following:

Equipment	$ 3,541,000
Leasehold Improvements	106,000
Total Cost	3,647,000

Accumulated Depreciation	(2,607,000)
Total Equipment and leasehold improvements, net	$ 1,040,000

Depreciation is provided using the straight-line method over the estimated useful lives of the assets as follows: equipment -- 3-10 years; leasehold improvements -- 7 years. Leasehold improvements are depreciated over the shorter of the term of the lease or their estimated useful lives.

Goodwill

On July 1, 2002 the Company adopted SFAS No. 142 "Goodwill and Other Intangible Assets."  SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142.  Amortization expense related to the Company's goodwill for the year ended June 30, 2002 was $85,000.

Management has determined that each of the Company's subsidiaries is a reporting unit.  Upon adoption of SFAS No. 142, The Company assigned all the assets and liabilities to the reporting units and has recorded no impairment charge in 2003.  The Company prepares its annual impairment testing on April 1 of each year.  The Company has compared the estimated carrying value of the Micro Motors subsidiary with the estimated fair value of the subsidiary and determined that none of the goodwill recorded as of June 30, 2002 and as of April 1, 2003 was impaired.

In accordance with FAS 121 "Accounting for the Impairment of Long-Lived Assets," management reviewed the remaining goodwill recorded at OMS as of June 30, 2002 and determined that the remaining fair value of the asset was impaired.  Management's decision was based on the fact that future cash flows at OMS will not exceed the carrying value of the asset and that OMS generated year losses in 2002.  As such, management determined that the carrying value should be zero; expensing the remaining $154,000 as general and administrative expense in the statement of operations.

A reconciliation of previously reported net income (loss) applicable to common stock and basic income (loss) per share to the amounts adjusted for the exclusion of the amortization of goodwill follows (the amortization of goodwill was not deductible for tax purposes and as such, has not been shown net of tax on the schedule):

	2003	2002
Reported net income (loss) applicable to common stock	$ 133,000	$ (1,566,000)
Add back:
Goodwill amortization	--	85,000
Adjusted net income (loss) applicable to common stock	$ 133,000	$ (1,481,000)

Net income (loss) per share applicable to common stock:
Basic	$ 0.02	$ (0.18)
Diluted	$ 0.01	$ (0.18)
Add back:
Goodwill amortization	--	0.01
Adjusted net income (loss) per common share:
Basic	$ 0.02	$ (0.17)
Diluted	$ 0.01	$ (0.17)

Stock Repurchase Plan

In September 2002, the Company's Board of Directors authorized the repurchase on the open market of up to 500,000 shares of the Company's outstanding Common Stock, subject to compliance with applicable laws and regulations.  There is no requirement that the Company repurchase all or any portion of such shares.  The maximum total value of the repurchase is not to exceed $500,000.  This repurchase is to be financed both with cash generated by operations and through the utilization of the Company's credit facility.  From the inception of the repurchase authorization through the year end date of June 30, 2003, the Company repurchased 75,700 shares of Common Stock for $43,741, at an average price of $0.58 per share.

Income Taxes

            Deferred income taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences, operating losses, and tax credit carry forwards. Deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Use of Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The Company's operations are affected by numerous factors including market acceptance, changes in technologies and new laws and government regulations and policies. The Company cannot predict what impact, if any, the occurrence of these or other events might have on the Company's operations. Significant estimates and assumptions made by management are used for, but not limited to, the allowance for doubtful accounts, the reserve for slow moving or obsolete inventories, the carrying value of long-lived and intangible assets, goodwill, and the recoverability of deferred tax assets.

Significant management judgment is required to determine the provision for income taxes and the recoverability of deferred tax assets. It is based on estimates of future taxable income by jurisdiction in which the Company operates and the period over which deferred tax assets will be recoverable. In the event that actual results differ from these estimates or adjustments are made to these estimates in future periods, there may need to be an adjustment in the valuation allowance which could result in an additional tax provision up to the net carrying value of the deferred tax assets.

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

Research and Development

            The Company recognizes revenue under research and development agreements as certain deliverables are met as specified in each development contract.  The Company accounts for research and development expenses in two methods.  If the development work is customer funded and associated with future deliverables, the costs are capitalized and recognized as costs of goods sold when the contracted deliverable is made.  All other research and development costs are expensed as incurred.

NOTE 3 - LINE OF CREDIT

The subsidiaries of the Company entered into a credit facility with Wells Fargo Business Credit Inc. (WFBCI) in May 2002 for borrowings up to the lesser of $3,000,000 or the total of the eligible accounts receivable.  The terms of the credit facility expire May 2005 and require monthly interest payments at the prime rate (4.00% at June 30, 2003) plus 1.00% to 1.75% based on outstanding borrowings, with a minimum interest charge of $12,500 per quarter.  The outstanding borrowings are secured by all assets of the Company's two subsidiaries, Micro Motors and OMS, and are guaranteed by the Company.  The outstanding balance under the terms of this credit facility as of June 30, 2003 was $432,000.  The total additional eligible borrowing capacity based on the receivables balances at June 30, 2003 was $562,000.  There are certain financial and non-financial covenants that the Company must meet to be in compliance with the terms of the credit facility.  There was one amendment to the loan agreement made subsequent to June 30, where a technical correction was made to the definition of "Net Income" as it applied to the covenant calculations.

As of June 30, 2003, Micro Motors and OMS were not in compliance with the net income (loss) and tangible net worth covenants, for which they received a waiver from WFBCI on September 17, 2003.  Had the waiver not been received, under Section 7.2 of the loan agreement, WFBCI had the right to terminate its commitment and declare the loan immediately due.  If this was to occur, the Company had sufficient cash reserves on hand as of June 30, 2003 to repay the outstanding amount of the loan in full, satisfying its obligation without disrupting the operations of the Company.

NOTE 4 - LONG TERM DEBT

        Long-term debt is comprised of a $600,000 Not to Compete liability offset by a $365,000 Note Receivable asset. The interest rate on both is 7% annually.  The Note Receivable is collateralized by the Not to Compete liability.  The following tables summarize the remaining net principal values of these instruments classified as long-term debt:

Total Not to Compete payable	$ 600,000
Less: interest portion	63,000
Net Not to Compete payable	$ 537,000

Total Note Receivable	$ 365,000
Less: interest portion	38,000
Net Note Receivable	$ 327,000

Net Not to Compete payable	$ 537,000
Less: Net Note Receivable	327,000
Total Net Debt to shareholder	$ 210,000

            The following table is a summary of the remaining net principal values of these instruments classified as long-term debt:

Unsecured Net Debt to a shareholder, bearing interest at 7%, payments of $19,600 quarterly, including interest to June 30, 2006	$ 210,000
Less net current portion	65,000
Net Long-term debt	$ 145,000

This debt is subordinated to the line of credit with WFBCI.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

Micro Motors leased office and warehouse facilities from the Company's largest shareholder until January 2002. The Company and their subsidiaries lease its existing office and warehouse facilities from unrelated parties under lease agreements expiring through October 2007. These leases generally require the Company to pay insurance, taxes, and other expenses related to the leased space. Total rent expense in 2003 and 2002 was $264,000 and $257,000, respectively, including approximately $74,000 paid to the Company's largest shareholder for the year ended June 30, 2002. Future minimum lease payments for the years ending June 30, are:

2004	$265,000
2005	264,000
2006	264,000
2007	113,000
2008	38,000
Total	$944,000

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

NOTE 6 - INCOME TAXES

The provision for income taxes (credits) for the years ended June 30, 2003 and 2002 is as follows:

	2003	2002
Current taxes provision (credits)	$(55,000)	$(308,000)
Deferred taxes provision (credits)	177,000	(902,000)
Provision (credits) for income taxes	$122,000	$(1,210,000)

A reconciliation of expected tax (credit) to the amount computed by applying the federal statutory income tax rates to income (loss) before income taxes (credits) is as follows:

	2003	2002
Federal income taxes (credits),
Computed at the statutory rate	$87,000	$(807,000)
State income taxes (credits)	13,000	(69,000)
Non-deductible items, primarily goodwill in 2002	4,000	90,000
Tax credits, primarily research and development	--	(135,000)
Favorable resolution of tax contingency	--	(289,000)
Other	18,000	--
	$122,000	$(1,210,000)

Deferred income tax assets and liabilities in the accompanying balance sheet at June 30, 2003 consisted of the following:

Assets:
Accrued expenses	$67,000
Intangible assets	1,013,000
Inventories	233,000
Net operating loss carry forward	70,000
Income tax credit carry forward	633,000
Total	2,016,000
Less Valuation Allowance	(227,000)
Total deferred tax assets	1,789,000

Liabilities; Equipment	(186,000)

Net deferred tax assets	$1,603,000

The Company has net operating loss carry forwards of $27,000 for Federal and $2,012,000 for State income tax purposes.  Federal loss carry forwards expire in 2023 and State carry forwards expire in 2012.  Tax credit carry forwards totaling $421,000 for federal tax purposes and $213,000 for state tax purposes do not expire.  The components giving rise to the net deferred tax assets described above have been included in the accompanying balance sheet as of June 30, 2003 and 2002 as follows:

Non-current assets	$ 833,000
Current assets	770,000
Net deferred tax assets	$ 1,603,000

Management believes that it is more likely than not that deferred tax assets other than state credits will be fully recovered.  A valuation allowance has been provided for State tax credits, as management believes that the amount of future state taxable income necessary to utilize these credits is not more likely than not to be realized.  Net realizable deferred tax assets could be reduced if estimates of future profitability are reduced or if future changes in the ownership of the Company occur.

NOTE 7 - SHAREHOLDERS' EQUITY

Stock Options

The Board of Directors and the shareholders of the Company have approved and adopted two plans, pursuant to which options to purchase an aggregate of 2,000,000 shares of common stock that can be granted to officers, directors, and employees expected to provide significant services to the Company. There are 636,595 shares remaining in the option plans which are available for grant in future years.

Transactions involving the Company's stock options are summarized as follows:

	2003		2002
Fixed Options	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price
_____________________________________________________________________________
Outstanding at beginning of year	1,619,505	$1.28	1,284,361	$2.16
Granted	460,000	0.64	1,066,000	0.85
Exercised	- -	- -	- -	- -
Forfeited	(716,100)	1.13	(730,856)	2.17

Outstanding at end of year	1,363,405	$1.11	1,619,505	$1.28

Exercisable at end of year	843,063	$1.22	586,005	$1.96

Weighted-average fair value per
Option granted during the year		$0.20		$0.48

A further summary concerning fixed options outstanding June 30, 2003, is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
______________________________________________________________________________
$0.35 to $0.66	360,000	9.1 years	$ 0.42	280,000	$ 0.40
$0.80 to $1.12	569,900	8.5 years	0.85	244,558	0.86
$1.40 to $2.06	180,000	7.7 years	1.58	70,000	1.84
$2.12 to $2.99	253,505	5.2 years	2.32	248,505	2.32
	_________		__________________________________
	1,363,405	7.9 years	$ 1.11	843,063	$ 1.21

The option plans are substantially similar, call for vesting as approved by the Board of Directors, and allow for the options to be outstanding for a period of ten years.

Stock Warrants

In prior years, the Company issued warrants to acquire shares of common stock. At June 30, 2003, warrants to acquire 402,000 shares of common stock were outstanding. These warrants are fully vested, have a weighted-average exercise price of $1.45, and a weighted-average remaining life 2.9 years.

During the year ended June 30, 2003, the Company granted 165,000 warrants to acquire common shares of stock incurring a charge of $10,000.  The fair value of the warrants was estimated at the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions: no dividend rate for all years; price volatility of 72%; a risk-free interest rate of approximately 2.75%; and expected life of three to five years.  The warrants were fully vested as of October 31, 2002.

Preferred Shares

Holders of Series A preferred shares have no voting, dividend, or redemption rights. In the event of liquidation or dissolution, preferred shareholders are entitled to receive $3.60 per share. Each preferred share is convertible into one common share at the option of the holder.

NOTE 8 -BUSINESS DIVESTITURES AND DISCONTINUED OPERATIONS

On June 12, 2001, the Company sold substantially all of the assets of its wholly owned subsidiaries, Biotrol International, Inc. and Challenge Products, Inc. to Young Colorado, LLC, for a purchase price of $9 million. The assets sold comprised the Company's line of infection control and preventive chemical products for the dental industry.  The $401,000 loss from discontinued operations in 2002 was due to reductions in the expected net proceeds from the sale due to various claims by Young resolved in 2002.  The full remaining escrow balance of $790,000 was received by the Company by October 2002, resulting in no additional gain or loss, completing the distribution of funds in escrow.

During the year ended June 30, 2002, the Company received indemnification notices from Young, to recover alleged losses and costs as they are incurred for certain alleged breaches of representations and warranties contained in the Young Asset Purchase Agreement related to compliance issues with the Food, Drug, and Cosmetic Act ("FDCA"), Federal Insecticide, Fungicide and Rodentcide Act ("FIFRA"), and other related laws.  In February 2002, the Company settled a complaint with the Environmental Protection Agency ("EPA") set forth in Young's indemnification notice for alleged violations of FIFRA.  Pursuant to the settlement, the Company agreed to pay $150,000 to the EPA, over a 15-month period, commencing March 2002.  The full $150,000 settlement had been paid by April 30, 2003, leaving, in managements' opinion, no additional liability under either Act.

NOTE 9 - SEGMENT INFORMATION

            The Company's reportable segments are strategic business units that offer different products and services.  They are managed separately as each business requires different technology and marketing strategies.

There are two reportable segments within Pro-Dex: Micro Motors and Oregon Micro Systems. The accounting policies applied to determine the segment information are the same as those described in the summary of significant accounting policies. Interest expense is allocated based upon the specific identification of debt incurred by the individual segment. Corporate overhead, the provision for income taxes, and loss from discontinued operations are included in corporate profit, and are not allocated to the individual reported segments.  Intersegment sales and transfers are accounted for at amounts that management believes provides the transferring segment with fair compensation for the products transferred, considering their condition, market demand, and, where appropriate, a reasonable profit that recognizes which segment will be responsible for marketing costs.  Management evaluates the performance of each segment based on operating income (loss) before interest and income taxes.

Operating Segment data for 2003 and 2002 is as follows (in thousands):

2003	Micro Motors	Oregon Micro Systems	Corporate	Total
Sales to external customers	$9,281	$2,709	--	$11,990
Depreciation and amortization	298	77	--	375
Interest expense	87	--	--	87
Segment operating profit (loss)	400	732	(826)	306
Segment assets	5,918	1,376	1,810	9,104
Goodwill	1,110	--	--	1,110
Expenditure for segment assets	298	66	--	364
2002	Micro Motors	Oregon Micro Systems	Corporate	Total
Sales to external customers	$8,285	$2,241	--	$10,526
Depreciation and amortization	371	454	40	865
Interest expense	75	--	42	117
Segment operating profit (loss)	678	(1,005)	(1,808)	(2,135)
Segment assets	5,505	1,070	3,393	9,968
Goodwill	1,110	--	--	1,110
Expenditure for segment assets	266	30	--	296

Note 10 - NET INCOME (LOSS) PER SHARE

            The following table reconciles the weighted average shares outstanding for basic and diluted net income per share for the periods indicated.

	2003	2002

Net income (loss)	$ 133,000	$ (1,566,000)
Basic net income (loss) per common share:
Weighted average of common shares outstanding	8,743,575	8,787,300
Basic net income (loss) per common share	$ 0.02	$ (0.18)

Diluted net income (loss) per share:
Weighted average of common shares outstanding	8,743,575	8,787,300
Effect of potentially dilutive securities (options)	194,940	--
Effect of potentially dilutive securities (warrants)	24,249	--
Effect of potentially dilutive securities (convertible Preferred Shares)	78,129	--
Weighted average number of common shares outstanding - Diluted	9,040,893	8,787,300
Diluted net income (loss) per common share	$ 0.01	$ (0.18)

Common shares issuable upon conversion of 78,129 shares of preferred stock have not been included in the 2002 computation because their inclusion would have been anti-dilutive.  In addition, the dilutive effect of 78,100 and 224 shares of stock options and warrants, respectively, have not been included in the 2002 computation because the inclusion would have also been anti-dilutive.

Note 11 - MAJOR CUSTOMER

The Company had one Major Customer (defined as a customer that represents greater than 10% of the Company's total revenues) during the year ended June 30, 2003.  Net sales to this customer amounted to $1,323,000 and at June 30, 2003 the accounts receivable include a balance of $14,000 due form this customer.  There were no major customers for the year ended June 30, 2002.

PRO-DEX, INC. AND SUBSIDIARIES

EXHIBIT INDEX

Exhibit No.	Document
2.2

Merger Agreement between Pro-Dex, Inc., Micro Systems Acquisition Corporation, and Micro Motors, Inc., dated July 26, 1995  (incorporated herein by reference to the Company's Form 8-K dated July 26, 1996)

2.3

Acquisition Agreement between Pro-Dex, Inc., Oregon Micro Systems, Inc. and L. Wayne Hunter dated July 26, 1996 (incorporated herein by reference to Exhibit 7.2 to the Company's Form 8-K dated July 26, 1996).

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

10.17*[x]	1994 Employees Stock Option Plan
10.18* [x]	1994 Directors Stock Option Plan as amended
10.26	Audit Committee Charter (incorporated herein by reference to Company's Form 10-KSB filed October 1, 2002).
10.27	Real Property Sale by Challenge subsidiary (PDMI subsidiary C) Settlement Statement (incorporated herein by reference to Company's Form 10-KSB filed October 1, 2002).
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

10.30	Micro Motors Credit and Security Agreements with WFBCI (incorporated herein by reference to Company's Form 10-KSB filed October 1, 2002).
10.31	OMS Credit and Security Agreements with WFBCI (incorporated herein by reference to Company's Form 10-KSB filed October 1, 2002).
10.32 [x]	Promissory Note receivable from Ronald G. Coss

21.00

The Company has the following subsidiaries incorporated in the following states: PDMI subsidiary B, a Delaware corporation; Micro Motors, Inc., a Colorado corporation; Oregon Micro Systems, Inc., an Oregon corporation.

23.1 [x]	Consent Letter of McGladrey & Pullen LLP

31.1 [x]	Certification of the Chief Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 [x]	Certification of the Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 [x]	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Denotes management contract or compensatory arrangement required to be filed as an exhibit to the Form 10-KSB.
x Filed Herewith

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

/ s / Patrick Johnson	September 23, 2003
---------------------------------	------------------------------------
Patrick Johnson	Date
President and Chief Executive Officer
(Principal Executive Officer)

/ s / Jeffrey J. Ritchey	September 23, 2003
---------------------------------	-------------------------------------
Jeffrey J. Ritchey	Date
Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)

/ s / George J. Isaac	September 23, 2003
----------------------------------	----------------------------------------
George J. Isaac	Date
Secretary and a Director

/ s / Ronald G. Coss
---------------------------------	September 23, 2003
Ronald G. Coss	----------------------------------------
Director	Date

/ s / Mark P. Murphy --------------------------------- Mark P. Murphy	September 23, 2003
Director	----------------------------------------

/ s / Michael Mesenbrink	September 23, 2003
---------------------------------
Michael Mesenbrink	----------------------------------------
Director	Date

/ s / Valerio Giannini --------------------------------- Valerio Gianinni	September 23, 2003 ----------------------------------------
Director	Date