Form 10QSB
period 2003-09-30
PRO DEX INC
filed 2003-11-12
CIK 788920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-QSB

[X]            Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

 For the quarterly period ended September 30, 2003

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

Issuer's telephone number: 714 241 4411

Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.    Yes [X] No [ ]

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock outstanding as of the latest practicable date:  8,776,600 shares of Common Stock, no par value, as of November 1, 2003.

Transitional Small Business Disclosure Format:        Yes [  ] No [X]

Item 1.      Financial Statements

PRO-DEX, INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2003	June 30, 2003
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$ 609,000	$ 795,000
Accounts receivable, net of allowance for doubtful
accounts of $50,000 and $30,000	2,251,000	1,620,000
Inventories, net	3,067,000	2,835,000
Prepaid expenses	126,000	81,000
Deferred taxes	750,000	770,000
Total current assets	6,803,000	6,101,000

Equipment and leasehold improvements, net	1,040,000	1,040,000

Other assets:
Goodwill	1,110,000	1,110,000
Deferred taxes	833,000	833,000
Other	11,000	20,000
Total other assets	1,954,000	1,963,000
Total assets	$ 9,797,000	$ 9,104,000
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long term debt to shareholder	$ 60,000	$ 65,000
Credit line payable	716,000	432,000
Accounts payable	545,000	642,000
Accrued expenses	508,000	349,000
Income taxes payable	158,000	29,000
Total current liabilities	1,987,000	1,517,000

Long-term debt to a shareholder, net of current portion	134,000	145,000

Total liabilities	2,121,000	1,662,000

Commitments and contingencies
Shareholders' equity:
Series A convertible preferred shares; no par value; liquidation preference of $3.60 per share; 10,000,000 shares authorized; 78,129 shares issued and outstanding	283,000	283,000
Common shares; no par value; 50,000,000 shares authorized; 8,776,600 and 8,711,600 shares issued and outstanding, respectively	15,033,000	14,999,000
Accumulated deficit	(7,596,000)	(7,789,000)
	7,720,000	7,493,000

Receivable for stock purchase	(44,000)	(51,000)

Total shareholders' equity	7,676,000	7,442,000

Total liabilities and shareholders' equity	$ 9,797,000	$ 9,104,000

See notes to consolidated financial statements.

PRO-DEX, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended September 30,
	2003	2002

Net sales	$ 3,528,000	$ 2,717,000

Cost of sales	1,987,000	1,567,000
Gross profit	1,541,000	1,150,000

Operating expenses:
Selling	205,000	147,000
General and administrative expenses	614,000	588,000
Research and development costs	387,000	385,000
Amortization	--	32,000
Total operating expenses	1,206,000	1,152,000

Income (loss) from operations	335,000	(2,000)

Other income (expense):
Other income, net	6,000	6,000
Interest (expense)	(19,000)	(13,000)
Total	(13,000)	(7,000)

Income (loss) before provision for income taxes (credits)	322,000	(9,000)

Provision (credit) for income taxes	129,000	(3,000)
Net income (loss)	$ 193,000	$ (6,000)

Net income (loss) per share, basic	$ 0.02	$ (0.00)
Net income (loss) per share, diluted	$ 0.02	$ (0.00)

Weighted average shares outstanding - basic	8,776,000	8,785,000

Weighted average shares outstanding - diluted	9,413,505	8,785,000

See notes to consolidated financial statements.

PRO-DEX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended September 30,
	2003	2002

Cash Flows from Operating Activities:
Net (loss)	$ 193,000	$ (6,000)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Depreciation and amortization	90,000	113,000
(Recovery) provision for doubtful accounts	20,000	(4,000)
Reserve for obsolete inventory	(122,000)	(14,000)
Non-cash compensation	6,000	7,000
Deferred taxes	20,000	--
Changes in:
(Increase) decrease in accounts receivable	(651,000)	35,000
(Increase) decrease in inventories	(110,000)	223,000
(Increase) in prepaid expenses	(12,000)	(45,000)
(Increase) decrease in other assets	9,000	(21,000)
(Decrease) increase in accounts payable and accrued expense	34,000	(476,000)
(Decrease) increase in income taxes payable	129,000	(4,000)

Net Cash (used in) Operating Activities	(393,000)	(192,000)

Cash Flows From Investing Activities:
Proceeds from sale of discontinued operations	--	688,000
Purchases of equipment and leasehold improvements	(90,000)	(24,000)

Net Cash provided by (used in) Investing Activities	(90,000)	664,000

Cash Flows from Financing Activities:
Principal payments on long-term shareholder borrowings	(22,000)	(65,000)
Net borrowings (payments) on line of credit	284,000	(462,000)
Proceeds from warrant exercise	35,000	--
Common stock repurchases	--	(2,000)

Net Cash provided by (used in) Financing Activities	297,000	(529,000)

Net (decrease) in Cash and Cash Equivalents	(186,000)	(57,000)
Cash and Cash Equivalents, beginning of period	795,000	236,000

Cash and Cash Equivalents, end of period	$ 609,000	$ 179,000

Supplemental Information

Cash payments for interest	21,000	7,000

Cash payments for income taxes	4,000	2,000

See notes to consolidated financial statements.

PRO-DEX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the audited financial statements presented in the Company's Annual Report for the fiscal year ended June 30, 2003.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for such interim periods are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2003.

 INVENTORIES

       Inventories are stated at the lower of cost (the first-in, first-out method) or market and consist of the following:

	September 30, 2003 (unaudited)	June 30, 2003
Raw materials	$ 1,529,000	$ 1,443,000
Work in process	426,000	340,000
Development costs under contract	71,000	181,000
Finished goods	1,311,000	1,263,000
Total	3,337,000	3,227,000
Reserve for slow moving items	(270,000)	(392,000)
Total inventories, net	$ 3,067,000	$ 2,835,000

GOODWILL

On July 1, 2002 the Company adopted SFAS No. 142 "Goodwill and Other Intangible Assets."  SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142.

Management has determined that each of the Company's subsidiaries is a reporting unit.  Upon adoption of SFAS No. 142, the Company assigned all the assets and liabilities to the reporting units and has recorded no impairment charge in 2003.  The Company prepares its annual impairment testing on April 1 of each year.  The Company has compared the estimated carrying value of the Micro Motors subsidiary with the estimated fair value of the subsidiary and determined that none of the goodwill recorded as of April 1, 2003 was impaired.  Additionally, during the quarter ended September 30, 2003, management determined that there are no events or circumstances which have occurred that would more likely than not reduce the fair value of Micro Motors below its carrying value.

STOCK REPURCHASE PLAN

In September 2002, the Company's Board of Directors authorized the repurchase on the open market of up to 500,000 shares of the Company's outstanding Common Stock, subject to compliance with applicable laws and regulations.  There is no requirement that the Company repurchase all or any portion of such shares.  The maximum total value of the repurchase is not to exceed $500,000.  The maximum price per share that can be paid is $1.25.  The repurchase is to be financed both with cash generated by operations and through the utilization of the Company's credit facility.  From the inception of the repurchase authorization through the year-end date of June 30, 2003, the Company repurchased 75,700 shares of Common Stock for $43,741, at an average price of $0.58 per share.  No additional shares were repurchased in the quarter ending September 30, 2003.

NET INCOME (LOSS) PER SHARE

            The following table reconciles the weighted average shares outstanding for basic and diluted net income per share for the periods indicated.

	Three Months Ended September 30,
	2003	2002

Net income (loss)	$ 193,000	$ (6,000)
Basic net income (loss) per common share:
Weighted average of common shares outstanding	8,776,600	8,785,000
Basic net income (loss) per common share	$ 0.02	$ (0.00)

Diluted net income (loss) per share:
Weighted average of common shares outstanding	8,776,600	8,785,000
Effect of potentially dilutive securities (options)	522,865	--
Effect of potentially dilutive securities (warrants)	35,911	--
Effect of potentially dilutive securities (convertible Preferred Shares)	78,129	--
Weighted average number of common and shares - Diluted	9,413,505	8,785,000
Diluted net income (loss) per common share	$ 0.02	$ (0.00)

Common shares issuable upon conversion of 78,129 shares of preferred stock have not been included in the 2002 computation because their inclusion would have been anti-dilutive.  In addition, common shares issuable upon conversion of 85,674 common stock options have not been included in the 2002 computation because their inclusion would have been anti-dilutive.

LINE OF CREDIT AND SUBSEQUENT EVENT

The subsidiaries of the Company entered into a credit facility with Wells Fargo Business Credit Inc. (WFBCI) in May 2002 for borrowings up to the lesser of $3,000,000 or the total of the eligible accounts receivable.  The terms of the credit facility expire May 2005 and require monthly interest payments at the prime rate (4.00% at September 30, 2003) plus 1.00% to 1.75% based on outstanding borrowings, with a minimum interest charge of $12,500 per quarter.  The outstanding borrowings are secured by all assets of the Company's two subsidiaries, Micro Motors and OMS, and are guaranteed by the Company.  The outstanding balance under the terms of this credit facility as of September 30, 2003 was $716,000.  The total additional eligible borrowing capacity based on the receivables balances at September 30, 2003 was $943,000.

There are certain financial and non-financial covenants that the Company must meet to be in compliance with the terms of the credit facility.At September 30, 2003 the Company was in compliance with all covenants.

On October 29, 2003, the credit facility with WFBCI was refinanced by Wells Fargo Bank, N.A. (Wells Fargo) for borrowings up to the lesser of $2,000,000 or the total of the eligible accounts receivable.  The terms of the credit facility expire October 2004 and require monthly interest payments at the prime rate (4.00% at September 30, 2003) or LIBOR plus 2.75% based on outstanding borrowings, with a no minimum interest charge.  The outstanding borrowings are secured by all assets of the Company's two subsidiaries, Micro Motors and OMS, and are guaranteed by the Company.

There are certain financial and non-financial covenants that the Company must meet to be in compliance with the terms of the new credit facility.

LONG TERM DEBT TO SHAREHOLDER

Long-term debt is comprised of a $550,000 Not to Compete liability offset by a $334,000 Note Receivable asset.  The interest rate on both is 7% annually.  The Note Receivable is collateralized by the Not to Compete liability.  The following tables summarize the remaining net principal values of these instruments classified as long-term debt:

Total Not to Compete payable	$ 550,000
Less: interest portion	54,000
Net Not to Compete payable	$ 496,000

Total Note Receivable	$ 334,000
Less: interest portion	32,000
Net Note Receivable	$ 302,000

Net Not to Compete payable	$ 496,000
Less: Net Note Receivable	302,000
Total Net Debt to shareholder	$ 194,000

The following table is a summary of the remaining net principal values of these instruments classified as long-term debt:

Unsecured Net Debt to a shareholder, bearing interest at 7%, payments of $19,600 quarterly, including interest to June 30, 2006	$ 194,000
Less net current portion	60,000
Net Long-term debt	$ 134,000

This debt is subordinated to the lines of credit with WFBCI and Wells Fargo.

INCOME TAXES

Deferred income taxes are provided on a liability method whereby deferred tax assets and liabilities are recognized for temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.  The Company has net operating loss carry forwards of $27,000 for Federal and $2,012,000 for State income tax purposes.  Federal loss carry forwards expire in 2023 and State carry forwards expire in 2012.  Tax credit carry forwards totaling $421,000 for federal tax purposes and $213,000 for state tax purposes do not expire.

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

STOCK OPTIONS AND WARRANTS

During the quarter ended September 30, 2003, the Company granted 60,000 Common Stock Options under the Director's Plan at the average exercise price of $1.54 (fair market value of $0.98), and no Common Stock Options under the Employee's Plan. The options granted under the Directors plans vest after a period of 6 months.  The options granted under both the Directors and Employees plans expire ten years from the date of the grant.

During the quarter ended September 30, 2003, no Common Stock Options under the Employee's Plan expired unused.

During the quarter ended September 30, 2003, the Company granted no Common Stock Warrants.  In August, 2003, warrants granted in October 2002 to Mr. Robert Hovee, a former Director, representing 65,000 common shares were exercised in full at a price of $0.54 for a total of $35,100.

The fair value of each grant is estimated at the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions: no dividend rate for all years; price volatility of 75% to 77%; risk-free interest rates of approximately 2.5% to 3.5%; and expected lives of five years for the options and seven years for the warrants.

Three Months Ended September 30,
		2003	2002
Net income (loss) As reported:		$ 193,000	$ (6,000)
	Add stock-based employee compensation expense included in reported net income, net of related tax effects	---	---
	(Deduct) total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	---	(40,000)
Pro-forma net income (loss):		$ 193,000	$ (46,000)
Basic earnings (loss) per
share:	As reported	$ 0.02	$ (0.00)
	Pro forma	$ 0.02	$ (0.00)
Diluted earnings (loss)
per share:	As reported	$ 0.02	$ (0.00)
	Pro forma	$ 0.02	$ (0.00)

FUNDS HELD IN ESCROW, NET, BUSINESS DIVESTITURES AND DISCONTINUED OPERATIONS

On June 12, 2001, the Company sold substantially all of the assets of its wholly owned subsidiaries, Biotrol International, Inc. and Challenge Products, Inc. to Young Colorado, LLC, for a purchase price of $9 million. The assets sold comprised the Company's line of infection control and preventive chemical products for the dental industry.  The Company received $688,000 of the remaining escrow balance of $790,000 in the quarter ending September 30, 2002, and the remaining $122,000 was received by October 2002, resulting in no additional gain or loss, completing the distribution of funds in escrow.

During the year ended June 30, 2002, the Company received indemnification notices from Young, to recover alleged losses and costs as they are incurred for certain alleged breaches of representations and warranties contained in the Young Asset Purchase Agreement related to compliance issues with the Food, Drug, and Cosmetic Act ("FDCA"), Federal Insecticide, Fungicide and Rodentcide Act ("FIFRA"), and other related laws.  In February 2002, the Company settled a complaint with the Environmental Protection Agency ("EPA") set forth in Young's indemnification notice for alleged violations of FIFRA.  Pursuant to the settlement, the Company agreed to pay $150,000 to the EPA, over a 15-month period, commencing March 2002.  The full $150,000 settlement had been paid by April 30, 2003, leaving in managements' opinion, no additional liability under either Act.

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

Operating Segment data (unaudited) for the three months ending September 30, 2003 and 2002 is as follows (in thousands):

Three months ended September, 2003	Micro Motors	Oregon Micro Systems	Corporate	Total
Sales from external customers	$2,807	$721	--	$3,528
Depreciation and amortization	76	14	--	90
Interest expense	17	2	--	19
Segment operating profit (loss)	338	199	(202)	335
Segment assets	6,533	1,592	1,672	9,797
Expenditure for segment assets	84	6	--	90

Three months ended September, 2002	Micro Motors	Oregon Micro Systems	Corporate	Total
Sales from external customers	$2,077	$640	--	$2,717
Depreciation and amortization	70	43	--	113
Interest expense	13	--	--	13
Segment operating profit (loss)	152	71	(225)	(2)
Segment assets	5,560	1,069	2,331	8,960
Expenditure for segment assets	15	9	--	24

Item 2. Management's Discussion and Analysis

The following discussion and analysis provides information that the Company's management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition for each of the two three month periods ended September 30, 2002 and 2003, respectively.  This discussion should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included elsewhere in this Report. This Report contains certain forward-looking statements and information. The cautionary statements included herein should be read as being applicable to all related forward-looking statements wherever they may appear.  The Company's actual future results could differ materially from those discussed herein.  The Company's critical accounting policies relate to inventory valuation for slow moving items, allowance for funds in escrow, impairment of goodwill, and recoverability of deferred income taxes.

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

COMPANY OVERVIEW

Pro-Dex, Inc. ("Pro-Dex" or the "Company") is a Colorado corporation, organized in 1978, currently doing business through two wholly owned operating subsidiaries, Micro Motors, Inc. ("Micro Motors") and Oregon Micro Systems, Inc. ("OMS").  Micro Motors, headquartered in Santa Ana, California, designs, develops and manufactures electric, air, and battery-powered rotary drive systems for the medical device industry, electric and air devices for the dental industry, and miniature pneumatic motors for industrial applications.  OMS is headquartered in Beaverton, Oregon, where it designs and manufactures embedded multi-axis motion controllers used to regulate the motion of servo and stepper motors, predominantly for the semiconductor and medical analysis equipment industries.

Over the past three years, the Company has evolved significantly in response to changing market conditions.  This evolution includes the strategic refocusing of the Company's subsidiaries, the development of new products, technologies and customer relationships, the re-casting of operational infrastructure, the divestiture of segments of the Company's operations, and the consolidation of the Company's executive offices and staff.  In addition, the Company is aggressively pursuing opportunities to leverage the strategic synergies of the subsidiaries, increasing the interaction between the subsidiaries and better aligning the overall strategic direction of the Company.

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

Description of Business of the Subsidiaries

Micro Motors

Micro Motors, headquartered in Santa Ana, California, designs, develops and manufactures electric, air, and battery-powered rotary drive systems for the medical device industry, electric and air devices for the dental industry, and miniature pneumatic motors for industrial applications.  Micro Motors also distributes its own line of pneumatic and electric dental hand pieces sold under the trademarks Dynatorq™, Dynasurg™, and Micro Handpiece™ through a network of independent sales representatives across North America.  In addition, Micro Motors has developed and sells numerous private label rotary drive systems for use in dental, cranial, spinal, arthroscopic and orthopedic surgery. Micro Motors also designs and manufactures miniature pneumatic motors for industrial applications in the automotive, aerospace, apparel and entertainment industries.

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

Company-funded research and development supports the development of rotary drive platforms.  Micro Motors then seeks customer-funded projects to customize these platforms to specific customer requirements. Company-funded research and development projects generally are expected to convert to customer-funded projects within six months.

Company-funded project costs are expensed as incurred.  In customer-funded development projects, costs are capitalized and recognized as a cost of goods sold as specific deliverables within the development contracts are made, matching the costs to the revenue and reducing the performance and collection risk to the Company.  The results of the development work are intended to provide the Company with long-term exclusive manufacturing agreements and provide the customer with retention of the intellectual property developed.  The identity of the customer is generally protected by a non-disclosure agreement.

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

Micro Motors' revenue is derived from three main market segments: Dental, Medical and Industrial.  Micro Motors dental products are sold to original equipment manufacturers and dental product distributors.  An independent dealer network was established in 2003 to market its own branded line of dental products in a more effective manner.  Micro Motors medical products sales represent the manufacture of proprietary designs developed by Micro Motors under exclusive design and supply agreements.  Micro Motors pneumatic motors for industrial applications are marketed directly to end-users and through industrial supply distributors.  The increase in the percent of sales of medical products and the decrease in the percentage of sales of dental product sales is a direct result of the shift in the focus of the Company's research and development efforts away from dental products and toward the Company's capabilities in the medical product market.   The proportion of Micro Motors total sales to each market segment is noted in the table below:

Micro Motors Market Segment	Q1 FY 2004	Q1 FY 2003	FY 2003	FY 2002
Dental	42%	50%	56%	68%
Medical	48%	39%	31%	15%
Industrial	5%	7%	8%	11%
Other	5%	4%	5%	6%

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

At the present time, Micro Motors is generally able to fill orders within sixty (60) days.  At September 30, 2003, Micro Motors had an order backlog, including orders for delivery beyond 60 days, of $4.2 million compared with an order backlog of $1.8 million at September 30, 2002.  Micro Motors expects to ship its entire backlog during the current fiscal year.  Micro Motors does not typically experience seasonal fluctuations in its orders.

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

During the past five years, OMS has benefited and suffered from the rapidly changing environment of the semiconductor industry.  It is characterized by dramatic changes in demand for products.  While recording two of its best operational performances in fiscal years 1999 and 2000 with revenues in each year exceeding $7 million, OMS was impacted severely by the downturn in the semiconductor industry beginning in November of 2000.  Comparatively, in the most recent fiscal years of 2002 and 2003, revenues for OMS have been $2.2 and $2.7 million, respectively.  In 2003, OMS began to improve revenues both in the semiconductor and non-semiconductor businesses as those markets have begun to regain strength.

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

OMS Market Segment	Q1 FY 2004	Q1 FY 2003	FY 2003	FY 2002
Semiconductor	46%	33%	38%	29%
Medical	19%	27%	21%	30%
Distribution	22%	23%	17%	24%
Government	1%	3%	15%	6%
Other	12%	14%	9%	11%

OMS distributes its product directly to original equipment manufacturers (OEM's) and through a network of high technology distributors within the United States.  Internationally, OMS has agreements with foreign distributors of electronic and motion control products.

At the present time, OMS is generally able to fill orders within forty-five (45) days.  At September 30, 2003, OMS had an order backlog, including orders for delivery beyond 45 days,  of $892,000 compared with an order backlog of $534,000 at September 30, 2002.  OMS does not typically experience seasonal fluctuations in its orders, although there are significant fluctuations in the market demand of products in the industries it serves.

CRITICAL ACCOUNTING ESTIMATES AND JUDGMENTS

            The Company's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (GAAP).  The preparation of the Company's financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures.  The Company bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.  The significant accounting policies that are believed to be the most critical to aid in fully understanding and evaluating the reported financial results include inventory valuations for slow moving items, impairment of goodwill, and potentially the most significant, the recovery of deferred income tax assets.

            As part of the process of preparing the Company's consolidated financial statements the Company is required to estimate its income taxes in each of the jurisdictions in which it operates.  This process involves the Company estimating the actual current tax liabilities together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes.  These differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheet.  The most significant tax assets are future deductions from the amortization on intangibles over the next ten years.  Tax assets also result from net operating losses and research and development tax credits.  The Company must then assess the likelihood that the deferred tax assets will be recovered from future taxable income and to the extent the Company believes that recovery is not likely, a valuation allowance must be established.  To the extent the Company establishes a valuation allowance or increases this allowance in a period, the impact will be included in the tax provision in the statement of operations.

            Significant management judgment is required in determining the Company's provision for income taxes and the recoverability of the deferred tax asset.  It is based on estimates of future taxable income by jurisdiction in which the Company operates and the period over which the deferred tax assets will be recoverable.  In the event that actual results differ from these estimates or the Company adjusts these estimates in future periods a valuation allowance may need to be established which could result in a tax provision equal to the carrying value of the deferred tax assets.

RESULTS OF OPERATIONS

            The following table sets forth for the periods indicated, the percentage of net revenues represented by each item in the Company's Consolidated Statements of Income (unaudited).

	Three Months Ended September 30,
	2003	2002

Net Revenues:	100.0%	100.0%

Cost of Goods Sold	56.3	57.7
Gross Profit	43.7	42.3

Selling, General and Administrative Expenses	23.2	27.0
Research and Development Costs	11.0	14.2
Amortization	--	1.1
Income (loss) from Operations	9.5	(0.0)

Net interest and other (loss)	(0.4)	(0.3)

(Provision) credit for Income Taxes	(3.7)	0.1
Net Income (loss)	5.4%	(0.2%)

 For the Three-Month periods Ended September 30, 2003 and 2002

Net Income (loss).  The Company's net income for the three months ended September 30, 2003 was $193,000 or $0.02 per share on a basic and $0.02 per share on a diluted basis, as compared to a net (loss) of ($6,000) or ($0.00) per share on a basic and ($0.00) per share on a diluted basis, for the three months ended September 30, 2002.

           Net Sales.  Consolidated sales increased $811,000 or 30% for the quarter ended September 30, 2003, compared to the quarter ended September 30, 2002, due to increased sales at both Micro Motors and OMS.  At Micro Motors, a 35% overall gain as compared to the same quarter last year was due to especially large increases to shipments of its medical products, which increased by over 149%.  Shipments to dental customers increased 14% as a significant Healozone shipment was made and as gains from the implementation of an independent sales force in January 2003 continued.  Development fees were reduced by 61% as development projects transitioned to production contracts.  OMS benefited from a continued resurgence in semiconductor fabrication equipment related orders as its sales grew 13%.  Sales to customers outside the semiconductor industry remained flat.  Although selective price increases and decreases were implemented throughout the quarter at both OMS and Micro Motors, the majority of the sales growth is due to higher volumes.

     Net sales by subsidiary and type of customer were as follows (unaudited):

	Three Months Ended September 30, 2003 2002		Increase/ (Decrease)
Dental	$1,159,000	$1,018,000	14%
Medical	1,249,000	502,000	149%
Industrial	134,000	148,000	(9%)
Development Fees	118,000	289,000	(59%)
Repair & Other	147,000	120,000	23%
Micro Motors	$2,807,000	2,077,000	35%

Oregon Micro Systems	721,000	640,000	13%
Total	$3,528,000	$2,717,000	30%

           Gross Profits.  The Company's consolidated gross profit for the quarter ended September 30, 2003 increased $391,000 or 34% over the same quarter in the previous year due to the increased sales and margin improvements at both operating subsidiaries. Gross profit as a percentage of sales increased to 44% for the quarter ended September 30, 2003 compared to 42% for the quarter ended September 30, 2002 as the continued gains from the increased sales, the ongoing Company-wide cost reduction efforts and a richer product mix favoring medical shipments were realized.  Gross Profit at Micro Motors increased from 33% of sales in 2002 to 36% of sales in 2003 due to the richer product mix favoring medical products.  Gross Profit at OMS increased slightly from 71% of sales in 2002 to 73% of sales in 2003 due to higher sales volume and a flat cost base.

           Gross profits by subsidiary were as follows (unaudited):

	Three Months Ended September 30,		Increase/
	2003	2002	(Decrease)
Micro Motors	1,014,000	694,000	46%
Oregon Micro Systems	527,000	456,000	16%
Total	$1,541,000	$1,150,000	34%

          Selling, General and Administrative Costs (S, G&A).   S, G & A expenses increased 7% to $819,000 for the quarter ended September 30, 2003 from $767,000 for the quarter ended September 30, 2002.  The increase is mainly due to increased selling expense at Micro Motors offset by reduced amortization and cost saving measures implemented at the corporate and subsidiary level.  The main cost decreases associated with general corporate costs were in reduced management expenses, which decreased $87,000, offset by accelerated audit fees.  At OMS the largest decrease was in reduced amortization of $32,000 in 2003.

S, G & A expenses by subsidiary were as follows:

	Three Months Ended September 30,		Increase/
	2003	2002	(Decrease)
Micro Motors	440,000	358,000	23%
Oregon Micro Systems	177,000	184,000	(4%)
Corporate	202,000	225,000	(10%)
Total	$819,000	$767,000	7%

 Research and Development Costs.  Research and development expenses increased slightly to $387,000 for the quarter ended September 30, 2003 from $385,000 for the quarter ended September 30, 2002, an increase of 1%. The increase is due to increased Company funded research and development at Micro Motors in support of the fast growing medical product line.  This increase is offset by the decrease at OMS which is due to cost cutting concurrent with the completion of the MAX system product line development.

The Company engages in two types of research and development efforts.  The first is funded by the Company itself, intended to develop generic rotary drive technologies and products that will subsequently be modified to meet the needs of individual customers.  In this initial phase, there are generally no revenues generated and the associated costs are expensed as incurred.

            The second type of research and development efforts are those performed for and funded by specific customers under the terms of a formal development agreement.  These efforts are generally for specific modifications to the generic products developed by the Company-funded research.  These projects typically take place within 12 months of the generic development work being completed.  The Company recognizes revenue under these research and development agreements as certain deliverables are met as specified in each development contract.  The research and development costs associated with these efforts are capitalized and recognized as costs of goods sold (COGS) when the contracted deliverable is made.

Company-funded research and development costs by subsidiary were as follows:

	Three Months Ended September 30,		Increase/
	2003	2002	(Decrease)
Micro Motors	235,000	184,000	28%
Oregon Micro Systems	152,000	201,000	(24%)
Total	$387,000	$385,000	1%

           Operating Profits.  The Company's consolidated operating profit for the quarter ended September 30, 2003 increased $337,000 over the same quarter in the previous year's operating (loss) of $2,000 due to the increased sales and margin improvements and controlled expenses at both operating subsidiaries. Operating profit as a percentage of sales increased to 9.5% for the quarter ended September 30, 2003 compared to (0.0%) for the quarter ended September 3 0, 2002.  Operating Profit at Micro Motors increased from 7.3% of sales in 2002 to 12.0% of sales in 2003 due to the richer product mix favoring medical products.  Operating Profit at OMS more than doubled from 11.0% of sales in 2002 to 27.6% of sales in 2003 due to higher sales volume, no amortization and a flat cost base.

           Operating profits by subsidiary were as follows (unaudited):

	Three Months Ended September 30,		Increase/
	2003	2002	(Decrease)
Micro Motors	338,000	152,000	122%
Oregon Micro Systems	199,000	71,000	180%
Corporate	(202,000)	(225,000)	(10%)
Total	$335,000	$(2,000)	Neg to pos

           Net interest expense.  Net interest expense was $19,000 in the first quarter of fiscal 2003 due to the full quarter use and availability of the credit line.

          Provision for Taxes. The Company's effective tax rate on income (loss) from operations is 40% for the quarters ended September 30, 2003, and 2002.

Liquidity and Capital Resources

 The following table presents selected financial statistics and information for the comparative quarter last year and the last quarter (unaudited):

	Quarter Ended September 30,		Year Ending
	2003	2002	June 30, 2003
Cash and cash equivalents	$609,000	$179,000	$795,000
Net cash provided by (used in) operations	($393,000)	($192,000)	$503,000
Working Capital	$4,816,000	$4,052,000	$4,584,000
Credit Line outstanding balance	$716,000	$176,000	$432,000
Tangible book value/common share (undiluted)	$0.75	$0.71	$0.72
Number of days of sales outstanding in accounts receivable at end of quarter	58	58	50

The Company's working capital at September 30, 2003 increased to $4.8 million from $4.6 million at June 30, 2003 and $4.1 million at September 30, 2002, an increase of $0.7 million from the same period last year.  Cash Flow (used in) Operations was ($393,000) in the quarter ended September 30, 2003 compared to ($192,000) for the quarter ended September 30, 2002. Growth in accounts receivable and inventory consistent with higher sales level and a more normal DSO contributed to the use of cash and increased working capital for the quarter.  Management believes that the Company's working capital needs over the next twelve months can be adequately supported by current operations.

The subsidiaries of the Company entered into a credit facility with Wells Fargo Business Credit Inc. (WFBCI) in May 2002 for borrowings up to the lesser of $3,000,000 or the total of the eligible accounts receivable.  The terms of the credit facility expire May 2005 and require monthly interest payments at the prime rate (4.00% at September 30, 2003) plus 1.00% to 1.75% based on outstanding borrowings, with a minimum interest charge of $12,500 per quarter.  The outstanding borrowings are secured by all assets of the Company's two subsidiaries, Micro Motors and OMS, and are guaranteed by the Company.  The outstanding balance under the terms of this credit facility as of September 30, 2003 was $716,000.  The total additional eligible borrowing capacity based on the receivables balances at September 30, 2003 was $943,000.

There are certain financial and non-financial covenants that the Company must meet to be in compliance with the terms of the credit facility.  There was one amendment to the loan agreement made subsequent to June 30, 2003 where a technical correction was made to the definition of "Net Income" as it applied to the covenant calculations.  At September 30, 2003 the Company was in compliance with all covenants.

On October 29, 2003, the credit facility with WFBCI was ended and refinanced by Wells Fargo Bank, N.A. (Wells Fargo) for borrowings up to the lesser of $2,000,000 or the total of the eligible accounts receivable.  The terms of the credit facility expire October 2004 and require monthly interest payments at the prime rate (4.00% at September 30, 2003) or LIBOR plus 2.75% based on outstanding borrowings, with a no minimum interest charge.  The outstanding borrowings are secured by all assets of the Company's two subsidiaries, Micro Motors and OMS, and are guaranteed by the Company.

There are certain financial and non-financial covenants that the Company must meet to be in compliance with the terms of the new credit facility.  At October 31, 2003 the Company was in compliance with all covenants.

In September 2002, the Company's Board of Directors authorized the repurchase on the open market of up to 500,000 shares of the Company's outstanding Common Stock, subject to compliance with applicable laws and regulations.  There is no requirement that the Company repurchase all or any portion of such shares.  The maximum total value of the repurchase is not to exceed $500,000.  the maximum price per share that can be paid is $1.25.  The repurchase is to be financed both with cash generated by operations and through the utilization of the Company's credit facility.  From the inception of the repurchase authorization through the year-end date of June 30, 2003, the Company repurchased 75,700 shares of Common Stock for $43,741, at an average price of $0.58 per share.  No additional shares were repurchased in the quarter ending September 30, 2003.

At September 30, 2003, the Company had cash and cash equivalents of $609,000.  The Company believes that its cash and cash equivalents on hand at September 30, 2003, together with cash flows from operations, if any, and amounts available under the credit facility will be sufficient to meet its working capital and capital expenditure requirements for fiscal 2004.

Item 3. Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of September 30, 2003 ("Evaluation Date"), that the design and operation of our "disclosure controls and procedures" (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")) are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by us under the Exchange Act is accumulated, recorded, processed, summarized and reported to our management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

During the quarter ended September 30, 2003, there were no changes in the Company's internal controls over financial reporting" (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

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
                        None.

      Item 5.      Other Information.
                        None.

      Item 6.      Exhibits and Reports on Form 8-K.

Exhibits:

31.1     Certifications Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2     Certifications of Chief Executive Officer and Chief Financial Officer Pursuant 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRO-DEX INC.
By: / s / Patrick Johnson

Patrick Johnson
Chief Executive Officer
and President (Principal Executive Officer)

PRO-DEX INC.
By: / s / Jeffrey J. Ritchey

Jeffrey J. Ritchey
Secretary, Treasurer,
and Chief Financial Officer (Principal Financial and Accounting Officer)