Form 10QSB
period 2003-12-31
PRO DEX INC
filed 2004-02-13
CIK 788920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-QSB

[X]            Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended December 31, 2003

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

Issuer's telephone number: 714 241 4411

Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.    Yes [X] No [ ]

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock outstanding as of the latest practicable date:  8,776,600 shares of Common Stock, no par value, as of January 31, 2004.

Transitional Small Business Disclosure Format:        Yes [  ] No [X]

Item 1.      Financial Statements

PRO-DEX, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2003	June 30, 2003
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$ 532,000	$ 795,000
Accounts receivable, net of allowance for doubtful
accounts of $45,000 and $30,000	2,170,000	1,620,000
Inventories, net	2,925,000	2,835,000
Prepaid expenses	202,000	81,000
Deferred taxes	750,000	770,000
Total current assets	6,579,000	6,101,000

Equipment and leasehold improvements, net	995,000	1,040,000

Other assets:
Goodwill	1,110,000	1,110,000
Deferred taxes	833,000	833,000
Other	11,000	20,000
Total other assets	1,954,000	1,963,000

Total assets	$ 9,528,000	$ 9,104,000
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long term debt to shareholder	$ 83,000	$ 65,000
Credit line payable	250,000	432,000
Accounts payable	337,000	642,000
Accrued expenses	524,000	349,000
Income taxes payable	311,000	29,000
Total current liabilities	1,506,000	1,517,000

Long-term debt to a shareholder, net of current portion	111,000	145,000

Total liabilities	1,616,000	1,662,000

Commitments and contingencies
Shareholders' equity:
Series A convertible preferred shares; no par value; liquidation preference of $3.60 per share; 10,000,000 shares authorized; 78,129 shares issued and outstanding	283,000	283,000
Common shares; no par value; 50,000,000 shares authorized; 8,776,600 and 8,711,600 shares issued and outstanding, respectively	15,033,000	14,999,000
Accumulated deficit	(7,366,000)	(7,789,000)
	7,950,000	7,493,000

Receivable for stock purchase	(38,000)	(51,000)

Total shareholders' equity	7,912,000	7,442,000

Total liabilities and shareholders' equity	$ 9,528,000	$ 9,104,000

 See notes to consolidated financial statements.

PRO-DEX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended December 31,
	2003	2002

Net sales	$ 3,704,000	$ 2,882,000

Cost of sales	1,997,000	1,624,000
Gross profit	1,707,000	1,258,000

Operating expenses:
Selling	193,000	164,000
General and administrative expenses	682,000	714,000
Research and development costs	439,000	388,000
Total operating expenses	1,314,000	1,266,000

Income (loss) from operations	393,000	(8,000)

Other income (expense):
Other income, net	6,000	(10,000)
Interest (expense)	(16,000)	(31,000)
Total	(10,000)	(41,000)

Income (loss) before provision for income taxes (credits)	383,000	(49,000)

Provision (credit) for income taxes	153,000	(20,000)
Net Income (loss)	230,000	(29,000)
Net Income (loss) per share:
Basic	$ 0.03	$ (0.00)
Diluted	$ 0.02	$ (0.00)

Weighted average shares outstanding - basic	8,776,600	8,745,700

Weighted average shares outstanding - diluted	9,307,000	8,745,700

See notes to consolidated financial statements.

PRO-DEX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Six Months Ended December 31,
	2003	2002

Net sales	$ 7,232,000	$ 5,599,000

Cost of sales	3,985,000	3,191,000
Gross profit	3,247,000	2,408,000

Operating expenses:
Selling	399,000	311,000
General and administrative expenses	1,295,000	1,302,000
Research and development costs	826,000	773,000
Amortization	---	32,000
Total operating expenses	2,520,000	2,418,000

Income (loss) from operations	727,000	(10,000)

Other income (expense):
Other income (expense), net	12,000	(4,000)
Interest (expense)	(35,000)	(44,000)
Total	(23,000)	(48,000)

Income (loss) before provision for income taxes (credits)	704,000	(58,000)

Provision (credit) for income taxes	282,000	(23,000)
Net Income (loss)	422,000	(35,000)
Net Income (loss) per share:
Basic	$ 0.05	$ (0.00)
Diluted	$ 0.05	$ (0.00)

Weighted average shares outstanding - basic	8,771,300	8,766,400

Weighted average shares outstanding - diluted	9,266,300	8,766,400

See notes to consolidated financial statements.

PRO-DEX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended December 31,
	2003	2002

Cash Flows from Operating Activities:
Net Income (loss)	$ 422,000	$ (35,000)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Depreciation and amortization	193,000	202,000
Provision for doubtful accounts	15,000	6,000
Reserve for obsolete inventory	(136,000)	(51,000)
Non-cash compensation	13,000	13,000
Deferred taxes	20,000	--
Changes in:
(Increase) in accounts receivable	(565,000)	(64,000)
Decrease in inventories	45,000	399,000
(Increase) in prepaid expenses	(88,000)	(22,000)
(Increase) decrease in other assets	9,000	(2,000)
(Decrease) in accounts payable and accrued expense	(153,000)	(766,000)
(Decrease) increase in income taxes payable	282,000	(23,000)

Net Cash (used in) Operating Activities	57,000	(343,000)

Cash Flows From Investing Activities:
Proceeds from sale of discontinued operations	---	790,000
Net additions to equipment and leasehold improvements	(148,000)	(106,000)

Net Cash provided by (used in) Investing Activities	(148,000)	684,000

Cash Flows from Financing Activities:
Principal payments on long-term borrowings	(25,000)	(82,000)
Net payments on line of credit	(182,000)	(323,000)
Additional paid in capital	35,000	---
Stock repurchases	---	(32,000)

Net Cash (used in) Financing Activities	(172,000)	(437,000)

Net (decrease) in Cash and Cash Equivalents	(263,000)	(96,000)
Cash and Cash Equivalents, beginning of period	795,000	236,000

Cash and Cash Equivalents, end of period	$ 532,000	$ 140,000

Supplemental Information

Cash payments for interest	$33,000	$34,000

Cash payments for income taxes	4,000	2,000

See notes to consolidated financial statements.

PRO-DEX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the audited financial statements presented in the Company's Annual Report for the fiscal year ended June 30, 2003.  In the opinion of management, all adjustments  considered necessary for a fair presentation have been included. The results of operations for such interim periods are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2003.

Inventories

       Inventories are stated at the lower of cost (the first-in, first-out method) or market and consist of the following:

	December 31, 2003 (unaudited)	June 30, 2003
Raw materials	$ 1,339,000	$ 1,443,000
Work in process	579,000	340,000
Development costs under contract	---	181,000
Finished goods	1,263,000	1,263,000
Total	3,181,000	3,227,000
Reserve for slow moving items	(256,000)	(392,000)
Total inventories, net	$ 2,925,000	$ 2,835,000

GOODWILL

On July 1, 2002 the Company adopted SFAS No. 142 "Goodwill and Other Intangible Assets."  SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142.

Management has determined that each of the Company's subsidiaries is a reporting unit.  Upon adoption of SFAS No. 142, the Company assigned all the assets and liabilities to the reporting units and has recorded no impairment charge in 2003.  The Company prepares its annual impairment testing on April 1 of each year.  The Company has compared the estimated carrying value of the Micro Motors subsidiary with the estimated fair value of the subsidiary and determined that none of the goodwill recorded as of April 1, 2003 was impaired.  Additionally, during the quarter ended December 31, 2003, management determined that there are no events or circumstances which have occurred that would more likely than not reduce the fair value of Micro Motors below its carrying value.

Stock Repurchase Plan

In September 2002, the Company's Board of Directors authorized the repurchase on the open market of up to 500,000 shares of the Company's outstanding Common Stock, subject to compliance with applicable laws and regulations.  There is no requirement that the Company repurchase all or any portion of such shares.  The maximum total value of the repurchase is not to exceed $500,000.  The maximum price per share that can be paid is $1.25.  The repurchase is to be financed both with cash generated by operations and through the utilization of the Company's credit facility.  From the inception of the repurchase authorization through the year-end date of June 30, 2003, the Company repurchased 75,700 shares of Common Stock for $43,741, at an average price of $0.58 per share.  No additional shares were repurchased in the six months ending December 31, 2003.

Net Income (loss) per share

            The following table reconciles the weighted average shares outstanding for basic and diluted net income per share for the periods indicated (unaudited).

	Six Months Ended December 31,
	2003	2002

Net income (loss)	$ 422,000	$ (35,000)
Basic net income (loss) per common share:
Weighted average of common shares outstanding	8,771,300	8,766,400
Basic net income (loss) per common share	$ 0.05	$ (0.00)

Diluted net income (loss) per share:
Weighted average of common shares outstanding	8,771,300	8,766,400
Effect of potentially dilutive securities (options)	372,067	--
Effect of potentially dilutive securities (warrants)	44,803	--
Effect of potentially dilutive securities (convertible Preferred Shares)	78,129	--
Weighted average number of common and shares - Diluted	9,266,299	8,766,400
Diluted net income (loss) per common share	$ 0.05	$ (0.00)

Common shares issuable upon conversion of 78,129 shares of preferred stock have not been included in the 2002 computation because their inclusion would have been anti-dilutive.  In addition, common shares issuable upon conversion of 85,674 common stock options have not been included in the 2002 computation because their inclusion would have been anti-dilutive.

LINE OF CREDIT

The subsidiaries of the Company entered into a credit facility with Wells Fargo Business Credit Inc. (WFBCI) in May 2002 for borrowings up to the lesser of $3,000,000 or the total of the eligible accounts receivable.  The terms of the credit facility were to expire May 2005 and required monthly interest payments at the prime rate plus 1.00% to 1.75% based on outstanding borrowings, with a minimum interest charge of $12,500 per quarter.  The outstanding borrowings were secured by all assets of the Company's two subsidiaries, Micro Motors and OMS, and were guaranteed by the Company.

In October 2003, the credit facility with WFBCI was ended and refinanced with a more favorable facility by Wells Fargo Bank, N.A. (Wells Fargo) for borrowings up to the lesser of $2,000,000 or the total of the eligible accounts receivable.  The terms of the credit facility expire October 2004 and require monthly interest payments at the prime rate (4.00% at December 31, 2003) or LIBOR plus 2.75% based on outstanding borrowings, with a no minimum interest charge.  The outstanding borrowings are secured by all assets of the Company's two subsidiaries, Micro Motors and Oregon Micro Systems (OMS), and are guaranteed by the Company.  The outstanding balance under the terms of this credit facility as of December 31, 2003 was $250,000.  The total additional eligible borrowing capacity based on the receivables balances at December 31, 2003 was $1,256,000.

There are certain financial and non-financial covenants that the Company must meet to be in compliance with the terms of the credit facility. At December 31, 2003 the Company was in compliance with all covenants.

LONG TERM DEBT TO SHAREHOLDER

Long-term debt is comprised of a $550,000 Not to Compete liability offset by a $334,000 Note Receivable asset.  The interest rate on both is 7% annually.  The Note Receivable is collateralized by the Not to Compete liability.  The following tables summarize the remaining net principal values of these instruments classified as long-term debt:

Total Not to Compete payable	$ 550,000
Less: interest portion	54,000
Net Not to Compete payable	$ 496,000

Total Note Receivable	$ 334,000
Less: interest portion	32,000
Net Note Receivable	$ 302,000

Net Not to Compete payable	$ 496,000
Less: Net Note Receivable	302,000
Total Net Debt to shareholder	$ 194,000

            The following table is a summary of the remaining net principal values of these instruments classified as long-term debt:

Unsecured Net Debt to a shareholder, bearing interest at 7%, payments of $19,600 quarterly, including interest to June 30, 2006	$ 194,000
Less net current portion	83,000
Net Long-term debt	$ 111,000

                        This debt is subordinated to the line of credit with Wells Fargo.

 Income Taxes

Deferred income taxes are provided on a liability method whereby deferred tax assets and liabilities are recognized for temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.  The Company has a net operating loss carry forward of $1,102,000 for State income tax purposes which expire beginning in 2012.  Tax credit carry forwards totaling $325,000 for Federal tax purposes expire beginning in 2018 and $237,000 for State tax purposes do not expire.

            Significant management judgment is required in determining the Company's provision for income taxes and the recoverability of the Company's deferred tax asset.  It is based on the Company's estimates of future taxable income by jurisdiction in which it operates and the period over which the Company's deferred tax assets will be recoverable.  In the event that actual results differ from these estimates or the Company adjusts these estimates in future periods it may need to establish a valuation allowance which could result in a tax provision equal to the carrying value of its deferred tax assets.

STOCK OPTIONS AND WARRANTS

During the quarter ended December 31, 2003, the Company granted 15,000 Common Stock Options under the Director's Plan at the average exercise price of $2.18 (fair market value of $1.34), and no Common Stock Options under the Employee's Plan. The options granted under the Director's plans vest after a period of 6 months.  The options granted under both the Director's and Employee's plans expire ten years from the date of the grant.

During the quarter ended December 31, 2003, 10,000 Common Stock Options under the Employee's Plan and 15,000 Common Stock Options under the Director's Plan expired unexercised.

The fair value of each grant is estimated at the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions: no dividend rate for all years; price volatility of 75%, risk-free interest rate of approximately 3.2%; and expected lives of five years for the options and seven years for the warrants.

Three Months Ended December 31,
		2003	2002
Net income (loss) As reported:		$ 230,000	$ (29,000)
	Add stock-based employee compensation expense included in reported net income, net of related tax effects	---	---
	(Deduct) total stock-based employee and director compensation expense determined under fair value based method for all awards, net of related tax effects	(12,000)	(4,000)
Pro-forma net income (loss):		$ 218,000	$ (33,000)
Basic earnings (loss) per
share:	As reported	$ 0.03	$ (0.00)
	Pro forma	$ 0.02	$ (0.00)
Diluted earnings (loss)
per share:	As reported	$ 0.02	$ (0.00)
	Pro forma	$ 0.02	$ (0.00)

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

Operating Segment data (unaudited) for the six months ending December 31, 2003 and 2002 is as follows (in thousands):

Six months ended December 31, 2003	Micro Motors	Oregon Micro Systems	Corporate	Total
Sales to external customers	$5,861	$1,371	--	$7,232
Depreciation and amortization	165	30	--	195
Interest expense	33	--	--	33
Segment operating profit (loss)	797	401	(470)	728
Segment assets	6,455	1,455	1,618	9,528
Expenditure for segment assets	133	15	--	148

Six months ended December 31, 2002	Micro Motors	Oregon Micro Systems	Corporate	Total
Sales to external customers	$4,306	$1,293	--	$5,599
Depreciation and amortization	147	55	--	202
Interest expense	44	--	--	44
Segment operating profit (loss)	328	203	(541)	(10)
Segment assets	5,485	1,107	2,128	8,720
Expenditure for segment assets	80	26	--	106

Operating Segment data (unaudited) for the three months ending December 31, 2003 and 2002 is as follows (in thousands):

Three months ended December 31, 2003	Micro Motors	Oregon Micro Systems	Corporate	Total
Sales to external customers	$3,054	$650	--	$3,704
Depreciation and amortization	89	16	--	105
Interest expense	16	--	--	16
Segment operating profit (loss)	459	203	(269)	393
Expenditure for segment assets	49	9	--	58

Three months ended December 31, 2002	Micro Motors	Oregon Micro Systems	Corporate	Total
Sales to external customers	$2,229	$653	--	$2,882
Depreciation and amortization	77	12	--	89
Interest expense	31	--	--	31
Segment operating profit (loss)	176	132	(316)	(8)
Expenditure for segment assets	65	17	--	82

Item 2. Management's Discussion and Analysis

The following discussion and analysis provides information that the Company's management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition for each of the two three month and six month periods ended December 31, 2002 and 2003, respectively.  This discussion should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included elsewhere in this Report. This Report contains certain forward-looking statements and information. The cautionary statements included herein should be read as being applicable to all related forward-looking statements wherever they may appear.  The Company's actual future results could differ materially from those discussed herein.  The Company's critical accounting policies relate to inventory valuation for slow moving items, allowance for funds in escrow, impairment of goodwill, and recoverability of deferred income taxes.

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

Pro-Dex, Inc. ("Pro-Dex" or the "Company") is a Colorado corporation, organized in 1978, currently generates its revenues, earnings, and subsequent cash flows through two wholly owned operating subsidiaries, Micro Motors, Inc. ("Micro Motors") and Oregon Micro Systems, Inc. ("OMS").  Micro Motors, headquartered in Santa Ana, California, designs, develops and manufactures electric, air, and battery-powered rotary drive systems for the medical device industry, electric and air devices for the dental industry, and miniature pneumatic motors for industrial applications.  OMS is headquartered in Beaverton, Oregon, where it designs and manufactures embedded multi-axis motion controllers used to regulate the motion of servo and stepper motors, predominantly for the semiconductor and medical analysis equipment industries.

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

The Company is able to benefit from industry trends toward increased outsourcing and specialized vendor services as it provides high technology applications while implementing its "speed to market" philosophy.  This philosophy brings added value to our customers and their customers by developing and implementing leading edge products faster and more cost competitively than our customers' internal resources could provide.  As the Company is a technological leader in dental and medical device development, it has benefited from the overall economy's growth in spending in this area.  The growth in the Company's product offerings to include additional medical products have been successful in changing the company from a dental and semiconductor product company to a technology driven speed to market Company, leaving it less at risk to single, more cyclical semi-conductor and dental markets.  Management believes these economic trends will continue and there remains a great opportunities for the Company to grow.  If however, economic and industry factors change away from outsourcing, or the medical products industry changes in an adverse direction, Pro-Dex would once again be forced to alter its strategy.

COMPANY AND SUBSIDIARY OVERVIEW

Pro-Dex

Pro-Dex has continued to evolve since the divestiture of the Company's Biotrol and Challenge subsidiaries in June of 2001.  The proceeds from that transaction were used to retire all of the Company's then existing bank debt, leaving the Company virtually debt free as of June 30, 2001, and less than half its former size.  In response to the reduction in the Company's operations, the Company's executive operations in Colorado were consolidated into the Micro Motors facilities in Santa Ana, California.  This effort to reduce corporate overhead saved the Company approximately $980,000 in fiscal year 2003 as compared to fiscal year 2002.  Additional savings are expected in fiscal year 2004, although not at as high a level.

The Company's principal headquarters are located at 151 E. Columbine Avenue, Santa Ana, California 92707 and its phone number is 714-241-4411.  The Company's internet address is www.pro-dex.com.  The Company's annual reports on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K, amendments to those reports, and other Securities and Exchange Commission ("SEC") filings, press releases and the latest earnings call audio feed are available free of charge through our website as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC.

Description of Business of the Subsidiaries

Micro Motors

Micro Motors, designs, develops and manufactures electric, air, and battery-powered rotary drive systems for the medical device industry, electric and air devices for the dental industry, and miniature pneumatic motors for industrial applications.  Micro Motors also distributes its own line of pneumatic and electric dental hand pieces sold under the trademarks Dynatorq™, Dynasurg™, and Micro Handpiece™ through a network of independent sales representatives across North America.  In addition, Micro Motors has developed and sells numerous private label rotary drive systems for use in dental, cranial, spinal, arthroscopic and orthopedic surgery. Micro Motors also designs and manufactures miniature pneumatic motors for industrial applications in the automotive, aerospace, apparel and entertainment industries.

Significant aspects of the Micro Motors subsidiary have changed in the last three years.  Historically known as a precision manufacturer of dental hand pieces, Micro Motors has shifted its focus to the development and exclusive supply of rotary drive systems for strategic partners in the medical, dental and industrial segments of the commercial marketplace.  This new approach to the market has proved to be effective in generating new revenue streams with gross margins significantly higher than Micro Motors' historical business.

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

Internally, Micro Motors has consolidated its operations and reduced the expenses related to those operations, while continuing to grow overall sales and develop new products.  Since 1999, such measures include reducing its workforce by 30% and consolidating its manufacturing operations to a 20,000 square foot facility from a 38,000 square foot facility.  At the same time, Micro Motors has increased the size of its Engineering and Product Development Group by two engineers, further enabling it to respond to market demands for new products and new technologies.

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

Micro Motors Market Segment	1st half FY 2004	1st half FY 2003	FY 2003	FY 2002
Dental	45%	53%	56%	68%
Medical	45%	34%	31%	15%
Industrial	5%	8%	8%	11%
Other	5%	5%	5%	6%

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

At the present time, Micro Motors is generally able to fill orders within sixty (60) days.  At December 31, 2003, Micro Motors had an order backlog, including orders for delivery beyond 60 days, of $3.0 million compared with an order backlog of $4.9 million at December 31, 2002.  The decreased backlog is due to Micro Motors transitioning to a royalty payment agreement from a manufacturing agreement for its HealOzone product and the lack of new long term purchase orders contracted in the period.  Micro Motors expects to ship more than 80% of its backlog during the current fiscal year.  Although Micro Motors may experience seasonal fluctuations in its orders due to the timing of major medical and dental sales shows and events, it does not typically experience seasonal fluctuations in its shipments.

Oregon Micro Systems (OMS)

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

During the past five years, OMS has benefited and suffered from the rapidly changing environment of the semiconductor industry.  It is characterized by dramatic changes in demand for products.  While recording two of its best operational performances in fiscal years 1999 and 2000 with revenues in each year exceeding $7 million, OMS was impacted severely by the downturn in the semiconductor industry beginning in November of 2000.  Comparatively, in the most recent fiscal years of 2002 and 2003, revenues for OMS have been $2.2 and $2.7 million, respectively.  In fiscal year 2003, OMS began to improve revenues both in the semiconductor and non-semiconductor businesses as those markets have begun to regain strength.

In response to the rapidly changing market conditions, OMS also significantly reduced its number of employees, made deep cuts in operational expenses and focused on maximizing the sales of existing product to existing customers.  At the same time, OMS accelerated the development of a new generation of motion control technology, based on the PowerPC® processor (PowerPC® is a trademark of Intel Corporation).  This new servo/stepper controller became available in fiscal year 2003 and will be expanded to create a full line of new products.  OMS continues to develop new customer relationships and sales with companies outside the semiconductor industry.

OMS' revenue is derived from predominately four market segments, including semiconductor equipment, medical diagnostic equipment and instrumentation, factory automation and government.  OMS has reclassified the market segment previously identified as "Distribution" to the Semiconductor, Medical, Factory Automation, Government and Other, better reflecting the end users of the products.  The semiconductor equipment markets have accounted for up to 60% of OMS' sales in recent years, however due to the technology down cycle, OMS has implemented sales strategies to penetrate other markets.  The increase in the percentage of semiconductor market sales in 2003 is due to resurgence in demand in the semiconductor industry.  The proportion of total sales to each market segment is noted in the table below:

OMS Market Segment	1st half FY 2004	1st half FY 2003	FY 2003	FY 2002
Semiconductor	47%	49%	49%	38%
Medical	22%	19%	19%	25%
Factory Automation	10%	8%	8%	9%
Government	17%	16%	16%	19%
Other	4%	8%	8%	9%

OMS distributes its product directly to original equipment manufacturers (OEM's) and through a network of high technology distributors within the United States.  Internationally, OMS has agreements with foreign distributors of electronic and motion control products.

At the present time, OMS is generally able to fill orders within forty-five (45) days.  At December 31, 2003, OMS had an order backlog, including orders for delivery beyond 45 days, of $966,000 compared with an order backlog of $261,000 at December 31, 2002.  OMS does not typically experience seasonal fluctuations in its orders, although there are significant fluctuations in the market demand of products in the industries it serves.

CRITICAL ACCOUNTING ESTIMATES AND JUDGMENTS

            The Company's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (GAAP).  The preparation of the Company's financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures.  The Company bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.  The significant accounting policies that are believed to be the most critical to aid in fully understanding and evaluating the reported financial results include inventory valuations for slow moving items, impairment of goodwill, and the recovery of deferred income tax assets.

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

Results of Operations

For the Three-Month periods ended December 31, 2003 and 2002

            The following table sets forth for the periods indicated the percentage of net revenues represented by each item in the Company's Consolidated Statements of Income (unaudited).

	Three Months Ended December 31,
	2003	2002
Net Revenues:	100.0%	100.0%
Cost of Goods Sold	54.0	56.3
Gross Profit	46.0	43.7

Selling, General and Administrative Expenses	23.6	30.5
Research and Development Costs	11.8	13.5
Income (loss) from Operations	10.6	(0.3)

Net interest and other expense	0.3	1.4

Provision (credit) for Income Taxes	4.1	(0.7)
Net Income (loss)	6.2%	(1.0%)

Net Income (loss).  The Company's net income for the three months ended December 31, 2003 was $230,000 or $0.03 per share on a basic and $0.02 per share on a diluted basis, as compared to a net (loss) of ($29,000) or ($0.00) per share on a basic and diluted basis, for the three months ended December 31, 2002.

Net Sales.  Consolidated sales increased $822,000 or 29% for the quarter ended December 31, 2003, compared to the quarter ended December 31, 2002, due to increased sales at Micro Motors.  At Micro Motors, a 37% overall gain as compared to the same quarter last year was due to especially large increases in shipments of its medical products, which increased by over 154%.  Shipments to dental customers increased 16% as significant Healozone shipments were made and as gains from the implementation of an independent sales force in January 2003 continued.  Sales to industrial customers decreased as the demand for a motor associated with commercial sewing applications declined.  Development fees were reduced by 51% as development projects transitioned to production contracts.  OMS sales were stable as sales to customers inside and outside the semiconductor industry remained flat.  Although strategic price increases and decreases were implemented throughout the quarter at both OMS and Micro Motors, the majority of the sales growth is due to higher volumes.  Net sales by subsidiary and type of customer were as follows (unaudited):

	Three Months Ended December 31, 2003 2002		Increase/ (Decrease)
Dental	$1,371,000	$1,185,000	16%
Medical	1,339,000	528,000	154%
Industrial	135,000	252,000	(46%)
Development Fees	75,000	152,000	(51%)
Repair & Other	135,000	112,000	21%
Micro Motors	$3,054,000	2,229,000	37%

Oregon Micro Systems	650,000	653,000	(0%)
Total	$3,704,000	$2,882,000	29%

Gross Profits.  The Company's consolidated gross profit for the quarter ended December 31, 2003 increased 36% over the same quarter in the previous year due to increased sales at Micro Motors and increased margins at both operating subsidiaries. Gross profit as a percentage of sales increased to 46% for the quarter ended December 31, 2003 compared to 44% for the quarter ended December 31, 2002 as the continued gains from increased sales, better fixed cost absorption and a richer product mix favoring medical shipments at Micro Motors were realized.  Gross margin at Micro Motors increased from 35% of sales in 2002 to 38% of sales in 2003 due to the increased sales, better fixed cost absorption and a richer product mix favoring medical shipments.  Gross Margin at OMS increased from 74% of sales in 2002 to 82% of sales in 2003 due to the realization of additional production cost reduction efforts combined with flat sales.  Gross profits by subsidiary were as follows (unaudited):

	Three Months Ended December 31,		Increase/
	2003	2002	(Decrease)
Micro Motors	1,171,000	776,000	51%
Oregon Micro Systems	536,000	482,000	11%
Total	$1,707,000	$1,258,000	36%

           Selling, General and Administrative Costs (S, G&A).  S, G & A expenses decreased slightly to $875,000 for the quarter ended December 31, 2003 from $878,000 for the quarter ended December 31, 2002.  The decrease is mainly due to cost saving measures in addition to $32,000 of reduced amortization costs at OMS, offset by increased subsidiary sales and marketing expenses.  Selling, General & Administrative costs by subsidiary were as follows (unaudited):

	Three Months Ended December 31,		Increase/
	2003	2002	(Decrease)
Micro Motors	448,000	421,000	6%
Oregon Micro Systems	158,000	165,000	(4%)
Corporate	269,000	292,000	(9%)
Total	$875,000	$878,000	(0%)

            Research and Development Costs.  Research and development expenses increased to $439,000 for the quarter ended December 31, 2003 from $388,000 for the quarter ended December 31, 2002, an increase of 13%. The increase is due to increased Company funded research and development at Micro Motors in support of the growing medical product line.  This increase is offset by the decrease at OMS which is due to cost cutting concurrent with the completion of the MAX system product line development.  The MAX system is a next generation motion control product that became available for sale in the latter part of fiscal 2003.

The Company engages in two types of research and development efforts.  The first is funded by the Company itself, intended to develop generic rotary drive multi axis motion control technologies and products that will subsequently be modified to meet the needs of individual customers.  In this initial phase, there are generally no revenues generated and the associated costs are expensed as incurred.

            The second type of research and development efforts are those performed for and funded by specific customers under the terms of a formal development agreement.  These efforts are generally for specific modifications to the generic products developed by the Company-funded research.  These projects typically take place within 12 months of the generic development work being completed.  The Company recognizes revenue under these research and development agreements as certain deliverables are met as specified in each development contract.  The research and development costs associated with these efforts are capitalized as inventory and recognized as costs of goods sold when the contracted deliverable is made.  Company-funded research and development costs by subsidiary were as follows:

	Three Months Ended December 31,		Increase/
	2003	2002	(Decrease)
Micro Motors	265,000	204,000	30%
Oregon Micro Systems	174,000	184,000	(5%)
Total	$439,000	$388,000	13%

Operating Profits.  The Company's consolidated operating profit for the quarter ended December 31, 2003 increased to $393,000 compared to the same quarter in the previous year's operating (loss) of ($8,000) due to the increased sales and margin improvements and controlled expenses at both operating subsidiaries. Operating profit as a percentage of sales increased to 10.6% for the quarter ended December 31, 2003 compared to (0.0%) for the quarter ended December 31, 2002.  Operating Profit at Micro Motors increased from 6.7% of sales in 2002 to 15.0% of sales in 2003 due to the higher sales volumes and richer product mix favoring medical products.  Operating Profit at OMS increased from 20.5% of sales in 2002 to 31.1% of sales in 2003 due to the reduced cost base.  Operating profits by subsidiary were as follows (unaudited):

	Three Months Ended December 31,		Increase/
	2003	2002	(Decrease)
Micro Motors	458,000	151,000	203%
Oregon Micro Systems	203,000	133,000	53%
Corporate	(269,000)	(292,000)	(8%)
Total	$393,000	$(8,000)	Loss to gain

           Net Interest Expense.  Net interest expense was $16,000 in the quarter ended December 31, 2003, down from $31,000 in the prior year's quarter due to reduced balance and rates on the restructured credit line.

          Provision for Taxes. The Company's effective tax rate on income (loss) from operations was 40% for the quarters ended December 31, 2003, and 2002.

For the Six Month periods ended December 31, 2003 and 2002

            The following table sets forth for the periods indicated the percentage of net revenues represented by each item in the Company's Consolidated Statements of Income (unaudited).

	Six Months Ended December 31,
	2003	2002
Net Revenues:	100.0%	100.0%
Cost of Goods Sold	55.1	57.0
Gross Profit	44.9	43.0

Selling, General and Administrative Expenses	23.4	28.8
Research and Development Costs	11.5	13.8
Amortization	--	0.6
Income (loss) from Operations	10.0	(0.2)

Net interest and other expense	0.3	0.8

Provision (credit) for Income Taxes	3.9	(0.4)
Net Income (loss)	5.8%	(0.6%)

Net Income (loss).  The Company's net income for the six months ended December 31, 2003 was $422,000 or $0.05 per share on a basic and $0.05 per share on a diluted basis, as compared to a net (loss) of ($35,000) or ($0.00) per share on a basic and ($0.00) per share on a diluted basis, for the six months ended December 31, 2002.

           Net Sales.  Consolidated sales increased 29% for the six months ended December 31, 2003, compared to the six months ended December 31, 2002, due to increased sales at both Micro Motors and OMS. At Micro Motors, sales increased 36% for the six months ended December 31, 2003 compared to the six months ended December 31, 2002, due to increased volume of medical product shipments which rose 156% compared to the previous year's same six month period. Shipments to dental customers increased 12% as a significant Healozone shipment was made and as gains from the implementation of an independent sales force in January 2003 continued.  The increase more than offsets the 59% decline of development fees, as development contracts transitioned into production contracts, and the 26% decrease in sales to industrial customers.  Revenue at OMS increased 6% for the six months ended December 31, 2003 compared to the previous year's same six month period. The increase was caused by the continued resurgence in the semiconductor industry.  Sales to customers outside the semiconductor industry remained flat.  Although selective price increases and decreases were implemented throughout the half at both OMS and Micro Motors, the majority of the sales growth is due to higher volumes.  Net sales by subsidiary and type of customer were as follows (unaudited):

	Six Months Ended December 31, 2003 2002		Increase/ (Decrease)
Dental	$2,531,000	$2,262,000	12%
Medical	2,588,000	1,010,000	156%
Industrial	269,000	362,000	(26%)
Development	193,000	472,000	(59%)
Repair & Other	280,000	200,000	40%
Micro Motors	$5,861,000	4,306,000	36%

Oregon Micro Systems	1,371,000	1,293,000	6%
Total	$7,232,000	$5,599,000	29%

           Gross Profits.  The Company's consolidated gross profit for the six months ended December 31, 2003 increased 29% over the same six months in the previous year due to increased sales and margin improvements at both operating subsidiaries.  Gross profit as a percentage of sales increased to 45% for the six months ended December 31, 2003 compared to 43% for the six months ended December 31, 2002 as the continued gains from increased sales, the ongoing Company-wide cost reduction efforts and a richer product mix favoring medical shipments were realized.  Gross Profit at Micro Motors increased from 34% of sales in 2002 to 37% of sales in 2003 due to the richer product mix favoring medical products.  Gross Profit at OMS increased from 73% of sales in 2002 to 78% of sales in 2003 due to higher sales volume and a flat cost base.  Gross profits by subsidiary were as follows (unaudited):

	Six Months Ended December 31,
	2003	2002	Increase
Micro Motors	2,184,000	1,471,000	48%
Oregon Micro Systems	1,063,000	937,000	13%
Total	$3,247,000	$2,408,000	29%

          Selling, General and Administrative Costs (S, G&A).  S, G & A expenses increased 3% to $1,694,000 for the six months ended December 31, 2003 from $1,645,000 for the six months ended December 31, 2002.  The increase is mainly due to increased subsidiary sales and marketing expenses offset by cost saving measures implemented at the corporate level, saving over $82,000 in management staff expenses in addition to $32,000 of reduced amortization costs at OMS.  Selling, General & Administrative costs by subsidiary were as follows (unaudited):

	Six Months Ended December 31,		Increase/
	2003	2002	(Decrease)
Micro Motors	888,000	754,000	18%
Oregon Micro Systems	335,000	348,000	(4%)
Corporate	471,000	541,000	(13%)
Total	$1,694,000	$1,645,000	3%

            Research and Development Costs.  Research and development expenses increased 7% to $826,000 for the six months ended December 31, 2003 from $773,000 for the six months ended December 31, 2002.  The increase is due to increased Company funded research and development at Micro Motors in support of the growing medical product line.  This increase is offset by the decrease at OMS which is due to cost cutting concurrent with the completion of the MAX system product line development.  The MAX system is a next generation motion control product that became available for sale in the latter part of fiscal 2003.

The Company engages in two types of research and development efforts.  The first is funded by the Company itself, intended to develop generic rotary drive multi axis motion control technologies and products that will subsequently be modified to meet the needs of individual customers.  In this initial phase, there are generally no revenues generated and the associated costs are expensed as incurred.

            The second type of research and development efforts are those performed for and funded by specific customers under the terms of a formal development agreement.  These efforts are generally for specific modifications to the generic products developed by the Company-funded research.  These projects typically take place within 12 months of the generic development work being completed.  The Company recognizes revenue under these research and development agreements as certain deliverables are met as specified in each development contract.  The research and development costs associated with these efforts are capitalized as inventory and recognized as costs of goods sold when the contracted deliverable is made.  Company-funded research and development costs by subsidiary were as follows:

	Six Months Ended December 31,		Increase/
	2003	2002	(Decrease)
Micro Motors	500,000	388,000	29%
Oregon Micro Systems	326,000	385,000	(15%)
Total	$826,000	$773,000	7%

           Operating Profits.  The Company's consolidated operating profit for the six months ended December 31, 2003 increased $737,000 over the same period in the previous year's operating (loss) of ($10,000) due to the increased sales and margin improvements and controlled expenses at both operating subsidiaries. Operating profit as a percentage of sales increased to 10.0% for the six months ended December 31, 2003 compared to (0.2%) for the six months ended December 31, 2002.  Operating Profit at Micro Motors increased from 7.6% of sales in 2002 to 13.6% of sales in 2003 due to the increased sales volumes and richer product mix favoring medical products.  Operating Profit at OMS increased from 15.7% of sales in 2002 to 29.3% of sales in 2003 due to higher sales volume, no amortization and a flat cost base.  Operating profits by subsidiary were as follows (unaudited):

	Six Months Ended December 31,		Increase/
	2003	2002	(Decrease)
Micro Motors	796,000	328,000	142%
Oregon Micro Systems	402,000	203,000	98%
Corporate	(471,000)	(541,000)	(13%)
Total	$727,000	$(10,000)	Loss to gain

           Net Interest Expense.  Net interest expense was $35,000 in the six months ended December 31, 2003, down from $44,000 in the prior year's quarter due to reduced balance and rates on the restructured credit line.

          Provision for Taxes. The Company's effective tax rate on income (loss) from operations was 40% for the six months ended December 31, 2003, and 2002.

Liquidity and Capital Resources

The following table presents selected financial statistics and information for the comparative six months last year and the last quarter (unaudited):

	Six Months Ended December 30,		Year Ending
	2003	2002	June 30, 2003
Cash and cash equivalents	$532,000	$140,000	$795,000
Net cash provided by (used in) operations	$57,000	($343,000)	$503,000
Working Capital	$5,073,000	$4,007,000	$4,584,000
Credit Line outstanding balance	$250,000	$315,000	$432,000
Tangible book value/common share (undiluted)	$0.78	$0.71	$0.72
Number of days of sales (DSO) outstanding in accounts receivable at end of quarter	54	53	50

The Company's working capital at December 31, 2003 increased to $5.1 million compared to $4.0 million at December 31, 2002 and $4.6 million at June 30, 2003.  Cash Flow provided by (used from) Operations was $57,000 in the six months ended December 31, 2003 compared to ($343,000) for the six months ended December 31, 2002.  Sustained profitability and reduced inventory, coupled with a growth in accounts receivable consistent with higher sales level, contributed to the provision of cash and increased working capital for the year.  Management believes that the Company's working capital needs over the next twelve months can be adequately supported by current operations.

The subsidiaries of the Company entered into a credit facility with Wells Fargo Business Credit Inc. (WFBCI) in May 2002 for borrowings up to the lesser of $3,000,000 or the total of the eligible accounts receivable.  The terms of the credit facility were to expire May 2005 and required monthly interest payments at the prime rate (4.00% at December 31, 2003) plus 1.00% to 1.75% based on outstanding borrowings, with a minimum interest charge of $12,500 per quarter.  The outstanding borrowings were secured by all assets of the Company's two subsidiaries, Micro Motors and OMS, and were guaranteed by the Company.

In October 2003, the credit facility with WFBCI was ended and refinanced with a more favorable facility by Wells Fargo Bank, N.A. (Wells Fargo) for borrowings up to the lesser of $2,000,000 or the total of the eligible accounts receivable.  The terms of the credit facility expire October 2004 and require monthly interest payments at the prime rate (4.00% at December 31, 2003) or LIBOR plus 2.75% based on outstanding borrowings, with a no minimum interest charge.  The outstanding borrowings are secured by all assets of the Company's two subsidiaries, Micro Motors and OMS, and are guaranteed by the Company.  The outstanding balance under the terms of this credit facility as of December 31, 2003 was $250,000.  The total additional eligible borrowing capacity based on the receivables balances at December 31, 2003 was $1,256,000.

There are certain financial and non-financial covenants that the Company must meet to be in compliance with the terms of the credit facility.  At December 31, 2003 the Company was in compliance with all covenants.

In September 2002, the Company's Board of Directors authorized the repurchase on the open market of up to 500,000 shares of the Company's outstanding Common Stock, subject to compliance with applicable laws and regulations.  There is no requirement that the Company repurchase all or any portion of such shares.  The maximum total value of the repurchase is not to exceed $500,000.  The maximum price per share that can be paid is $1.25.  The repurchase is to be financed both with cash generated by operations and through the utilization of the Company's credit facility.  From the inception of the repurchase authorization through the year-end date of June 30, 2003, the Company repurchased 75,700 shares of Common Stock for $43,741, at an average price of $0.58 per share.  No additional shares were repurchased in the six months ending December 31, 2003.

At December 31, 2003, the Company had cash and cash equivalents of $532,000.  The Company believes that its cash and cash equivalents on hand at December 31, 2003, together with cash flows from operations, if any, and amounts available under the credit facility will be sufficient to meet its working capital and capital expenditure requirements for fiscal 2004.

Item 3. Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of December 31, 2003 ("Evaluation Date"), that the design and operation of our "disclosure controls and procedures" (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")) are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by us under the Exchange Act is accumulated, recorded, processed, summarized and reported to our management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

During the quarter ended December 31, 2003, there were no changes in the Company's internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II

OTHER INFORMATION

Item 1 - Legal Proceedings

The Company is a party to various legal proceedings incidental to its business, none of which are considered by the Company to be material at this time.

Item 2.      Changes in Securities and Use of Proceeds.

None.

Item 3.      Defaults Upon Senior Securities.

None.

Item 4.      Submissions of Matters to a Vote of Securities Holders.

On December 11, 2003, the company held its 2003 annual Shareholders Meeting. At the Meeting the Company's shareholders (i) elected Mark P. Murphy as a Class III director; (ii)  ratified and approved an amendment to the Company's Articles of Incorporation to increase the quorum requirement, from one-third to a majority of the votes entitled to be cast, represented in person or by proxy, at a meeting of the Company's shareholders; (iii)  ratified and approved the adoption of the Company's 2004 stock option plan; (iv) ratified and approved the adoption of the Company's 2004 Directors' stock option plan; and (v) ratified the appointment of Moss Adams, LLP as the Company's independent auditors for the fiscal year ending June 30, 2004.

Mr. Murphy received the following votes: For 6,628,069; Against 1,826,211; and Abstain 0.  The proposal to ratify and approve an amendment to the Company's Articles of Incorporation to increase the quorum requirement, from one-third to a majority of the votes entitled to be cast, represented in person or by proxy, at a meeting of the Company's shareholders: For 5,303,776; Against 85,500; and Abstain 28,350.  The proposal to ratify and approve the adoption of the Company's 2004 stock option plan: For 5,157,819; Against 231,657; and Abstain 31,150.  The proposal to ratify and approve the adoption of the Company's 2004 Director's stock option plan: For 4,739,137; Against 650,789; and Abstain 30,700.  The proposal to ratify the appointment of Moss Adams, LLP received the following votes: For 8,341,358; Against 81,424; and Abstain 31,424.  The following directors continued service on the Company's Board and were not voted upon by the company's shareholders at the Annual Shareholders Meeting:  Michael A. Mesenbrink, Valerio L. Giannini, and George J. Isaac.

Item 5.      Other Information.

None.

Item 6.            Exhibits and Reports on Form 8-K.

Exhibits:

31.1                 Certifications of Chief Executive officer and Chief financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2                 Certifications of Chief Executive Officer and Chief Financial Officer Pursuant 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Reports on Form 8-K:

Form 8-K/A    Filed November 18, 2003 concerning the dismissal of McGladrey & Pullen, LLP and the appointment of Moss Adams, LLP as its new certifying accountants

Form 8-K        Filed November 5, 2003 concerning the announcement of financial performance for the quarter ended September 30, 2003.

Form 8-K/A    Filed October 22, 2003 concerning the dismissal of McGladrey & Pullen, LLP and the appointment of Moss Adams, LLP as its new certifying accountants

Form 8-K/A    Filed October 17, 2003 concerning the dismissal of McGladrey & Pullen, LLP and the appointment of Moss Adams, LLP as its new certifying accountants

SIGNATURES

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