Form 10QSB/A
period 2003-12-31
PRO DEX INC
filed 2004-02-18
CIK 788920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-QSB/A

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

Mr. Murphy received the following votes: For 6,658,003; and Withhold 1,796,277.  The proposal to ratify and approve an amendment to the Company's Articles of Incorporation to increase the quorum requirement, from one-third to a majority of the votes entitled to be cast, represented in person or by proxy, at a meeting of the Company's shareholders: For 5,211,860; Against 88,500; Abstain 28,350; Broker Non-Votes 3,125,570.  The proposal to ratify and approve the adoption of the Company's 2004 stock option plan: For 5,065,903; Against 231,657; Abstain 31,150 and Broker Non-Votes 3,125,570.  The proposal to ratify and approve the adoption of the Company's 2004 Director's stock option plan: For 4,709,203; Against 588,807; Abstain 30,700 and Broker Non-Votes 3,125,570.  The proposal to ratify the appointment of Moss Adams, LLP received the following votes: For 8,341,358; Against 81,424; and Abstain/Broker Non-Votes 31,424.  The following directors continued service on the Company's Board and were not voted upon by the company's shareholders at the Annual Shareholders Meeting:  Michael A. Mesenbrink, Valerio L. Giannini, and George J. Isaac.

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

Date: February 18, 2004
PRO-DEX INC.
By: / s / Patrick Johnson

Patrick Johnson
Chief Executive Officer
and President (Principal Executive Officer)

Date: February 18, 2004
PRO-DEX INC.
By: / s / Jeffrey J. Ritchey

Jeffrey J. Ritchey
Secretary, Treasurer, and
Chief Financial Officer (Principal Financial and Accounting Officer)