Form 10QSB
period 2004-03-31
PRO DEX INC
filed 2004-05-11
CIK 788920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

  FORM 10-QSB

[X]            Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2004

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

Issuer's telephone number: 714-241-4411

Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.    Yes [X] No [ ]

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock outstanding as of the latest practicable date:  8,858,600 shares of Common Stock, no par value, as of April 30, 2004.

Transitional Small Business Disclosure Format:        Yes [  ] No [X]

Item 1.      Financial Statements

PRO-DEX, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2004	June 30, 2003
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$ 1,306,000	$ 795,000
Accounts receivable, net of allowance for doubtful
accounts of $40,000 and $30,000	1,888,000	1,620,000
Inventories, net	2,601,000	2,835,000
Prepaid expenses	143,000	81,000
Deferred taxes	750,000	770,000
Total current assets	6,688,000	6,101,000

Equipment and leasehold improvements, net	1,000,000	1,040,000

Other assets:
Goodwill	1,110,000	1,110,000
Deferred taxes	833,000	833,000
Other	11,000	20,000
Total other assets	1,954,000	1,963,000

Total assets	$ 9,642,000	$ 9,104,000
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long term debt to shareholder	$ 69,000	$ 65,000
Credit line payable	---	432,000
Accounts payable	205,000	642,000
Accrued expenses	576,000	349,000
Income taxes payable	485,000	29,000
Total current liabilities	1,335,000	1,517,000

Long-term debt to a shareholder, net of current portion	93,000	145,000

Total liabilities	1,428,000	1,662,000

Commitments and contingencies
Shareholders' equity:
Series A convertible preferred shares; no par value; liquidation preference of $3.60 per share; 10,000,000 shares authorized; 78,129 shares issued and outstanding	283,000	283,000
Common shares; no par value; 50,000,000 shares authorized; 8,858,600 and 8,711,600 shares issued and outstanding, respectively	15,069,000	14,999,000
Accumulated deficit	(7,106,000)	(7,789,000)
	8,245,000	7,493,000

Receivable for stock purchase	(32,000)	(51,000)

Total shareholders' equity	8,214,000	7,442,000

Total liabilities and shareholders' equity	$ 9,642,000	$ 9,104,000

See notes to consolidated financial statements.

PRO-DEX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended March 31,
	2004	2003

Net sales	$ 3,302,000	$ 3,079,000

Cost of sales	1,698,000	1,899,000
Gross profit	1,604,000	1,180,000

Operating expenses:
Selling	231,000	229,000
General and administrative expenses	501,000	547,000
Research and development costs	472,000	298,000
Total operating expenses	1,204,000	1,074,000

Income from operations	400,000	106,000

Other income (expense):
Royalty income	40,000	---
Other income, net	4,000	8,000
Interest (expense)	(9,000)	(21,000)
Total	35,000	(13,000)

Income before provision for income taxes (credits)	435,000	93,000

Provision for income taxes	174,000	37,000
Net Income	261,000	56,000
Net Income per share:
Basic	$ 0.03	$ 0.01
Diluted	$ 0.03	$ 0.01

Weighted average shares outstanding - basic	8,797,325	8,723,700

Weighted average shares outstanding - diluted	9,398,688	8,910,899

See notes to consolidated financial statements.

PRO-DEX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Nine Months Ended March 31,
	2004	2003

Net sales	$ 10,534,000	$ 8,678,000

Cost of sales	5,683,000	5,090,000
Gross profit	4,851,000	3,588,000

Operating expenses:
Selling	629,000	540,000
General and administrative expenses	1,796,000	1,849,000
Research and development costs	1,299,000	1,071,000
Amortization	---	32,000
Total operating expenses	3,724,000	3,492,000

Income from operations	1,127,000	96,000

Other income (expense):
Royalty income	40,000	---
Other income, net	16,000	4,000
Interest (expense)	(44,000)	(65,000)
Total	12,000	(61,000)

Income before provision for income taxes	1,139,000	35,000

Provision for income taxes	456,000	14,000
Net Income	683,000	21,000
Net Income per share:
Basic	$ 0.08	$ 0.00
Diluted	$ 0.07	$ 0.00

Weighted average shares outstanding - basic	8,779,913	8,752,374

Weighted average shares outstanding - diluted	9,288,056	8,892,995

See notes to consolidated financial statements.

PRO-DEX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended March 31,
	2004	2003

Cash Flows from Operating Activities:
Net Income	$ 683,000	$ 21,000
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	273,000	285,000
Provision for doubtful accounts	10,000	49,000
Reserve for obsolete inventory	(116,000)	--
Non-cash consulting services	19,000	19,000
Deferred taxes	20,000	--
Changes in:
(Increase) in accounts receivable	(278,000)	(575,000)
(Increase) decrease in inventories	350,000	(19,000)
(Increase) in prepaid expenses	(29,000)	(22,000)
Decrease in other assets	9,000	3,000
(Decrease) in accounts payable and accrued expense	(237,000)	(76,000)
Increase in income taxes payable	456,000	15,000

Net Cash provided by (used in) Operating Activities	1,160,000	(300,000)

Cash Flows From Investing Activities:
Proceeds from sale of discontinued operations	---	790,000
Net additions to equipment and leasehold improvements	(233,000)	(262,000)

Net Cash provided by (used in) Investing Activities	(233,000)	528,000

Cash Flows from Financing Activities:
Principal payments on long-term borrowings	(54,000)	(97,000)
Net payments on line of credit	(432,000)	(11,000)
Additional paid in capital	70,000	---
Stock repurchases	---	(32,000)

Net Cash (used in) Financing Activities	(416,000)	(140,000)

Net Increase in Cash and Cash Equivalents	511,000	88,000
Cash and Cash Equivalents, beginning of period	795,000	236,000

Cash and Cash Equivalents, end of period	$ 1,306,000	$ 324,000

Supplemental Information

Cash payments for interest	$42,000	$68,000

Cash payments for income taxes	$6,000	$2,000

See notes to consolidated financial statements.

PRO-DEX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the audited financial statements presented in the Pro-Dex, Inc. ("Pro-Dex" or the "Company") Annual Report for the fiscal year ended June 30, 2003.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results of operations for such interim periods are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2003.

INVENTORIES

       Inventories are stated at the lower of cost (the first-in, first-out method) or market and consist of the following:

	March 31, 2004 (unaudited)	June 30, 2003
Raw materials	$ 1,151,000	$ 1,443,000
Work in process	328,000	340,000
Development costs under contract	3,000	181,000
Finished goods	1,394,000	1,263,000
Total	2,876,000	3,227,000
Reserve for slow moving items	(275,000)	(392,000)
Total inventories, net	$ 2,601,000	$ 2,835,000

GOODWILL

On July 1, 2002 the Company adopted SFAS No. 142 "Goodwill and Other Intangible Assets."  SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142.

In accordance with the requirements of SFAS No. 142, the Company has recorded no impairment charge in 2003.  The Company prepares its annual impairment testing on April 1 of each year.  The Company has compared the estimated carrying value of the Micro Motors subsidiary with the estimated fair value of the subsidiary and determined that none of the goodwill recorded as of April 1, 2003 was impaired.  Additionally, during the quarter ended March 31, 2004, management determined that there are no events or circumstances which have occurred that would indicate an impairment of the goodwill had occurred.

NET INCOME PER SHARE

            The following table reconciles the weighted average shares outstanding for basic and diluted net income per share for the periods indicated (unaudited).

	Nine Months Ended March 31,
	2004	2003

Net income	$ 683,000	$ 21,000
Basic net income per common share:
Weighted average of common shares outstanding	8,779,913	8,752,374
Basic net income per common share	$ 0.08	$ 0.00

Diluted net income per share:
Weighted average of common shares outstanding	8,779,913	8,752,374
Effect of potentially dilutive securities (options)	374,764	60,919
Effect of potentially dilutive securities (warrants)	55,250	1,573
Effect of potentially dilutive securities (convertible Preferred Shares)	78,129	78,129
Weighted average number of common and shares - Diluted	9,288,056	8,892,995
Diluted net income per common share	$ 0.07	$ 0.00

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

In October 2003, the credit facility with WFBCI was ended and refinanced with a more favorable facility by Wells Fargo Bank, N.A. (Wells Fargo) for borrowings up to the lesser of $2,000,000 or the total of the eligible accounts receivable.  The terms of the credit facility expire October 2004 and require monthly interest payments at the prime rate (4.00% at March 31, 2004), or LIBOR plus 2.75%, based on outstanding borrowings, with no minimum interest charge.  The outstanding borrowings are secured by all assets of the Company's two subsidiaries, Micro Motors and Oregon Micro Systems (OMS), and are guaranteed by the Company.  There was no outstanding balance under the terms of this credit facility as of March 31, 2004.  The total eligible borrowing capacity based on the receivables balances at March 31, 2004 was $1,199,000.

There are certain financial and non-financial covenants that the Company must meet to be in compliance with the terms of the credit facility. At March 31, 2004 the Company was in compliance with all covenants.

LONG TERM DEBT TO SHAREHOLDER

Long-term debt is comprised of a $450,000 Not to Compete liability offset by a $273,000 Note Receivable asset.  The interest rate on both is 7% annually.  The Note Receivable is collateralized by the Not to Compete liability.  The following tables summarize the remaining net principal values of these instruments classified as debt:

Total Not to Compete payable	$ 450,000
Less: interest portion	37,000
Net Not to Compete payable	$ 413,000

Total Note Receivable	$ 273,000
Less: interest portion	22,000
Net Note Receivable	$ 251,000

Net Not to Compete payable	$ 413,000
Less: Net Note Receivable	251,000
Total Net Debt to shareholder	$ 162,000

The following table is a summary of the remaining net principal values of these instruments classified as long-term debt:

Unsecured Net Debt to a shareholder, bearing interest at 7%, payments of $19,600 quarterly, including interest to June 30, 2006	$ 162,000
Less net current portion	69,000
Net Long-term debt	$ 93,000

This debt is subordinated to the line of credit with Wells Fargo.

INCOME TAXES

Deferred income taxes are provided on a liability method whereby deferred tax assets and liabilities are recognized for temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.  The Company has a net operating loss carry forward of $1,102,000 for State income tax purposes which expires beginning in 2012.  Tax credit carry forwards totaling $325,000 for Federal tax purposes expire beginning in 2018 and $237,000 for State tax purposes do not expire.

            Significant management judgment is required in determining the Company's provision for income taxes and the recoverability of the Company's deferred tax asset.  It is based on the Company's estimates of future taxable income by jurisdiction in which it operates and the period over which the Company's deferred tax assets will be recoverable.  In the event that actual results differ from these estimates or the Company adjusts these estimates in future periods, it may need to establish a valuation allowance which could result in a tax provision up to the carrying value of its deferred tax assets.

STOCK OPTIONS AND WARRANTS

During the quarter ended March 31, 2004, the Company granted no Common Stock Options under the Director's Plan and no Common Stock Options under the Employee's Plan.  During the quarter ended March 31, 2004, 75,000 Common Stock warrants expired unexercised.

The fair value of each grant is estimated at the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions: no dividend rate for all years; price volatility of 75%, risk-free interest rate of approximately 3.2%; and expected lives of five years for the options and seven years for the warrants.

Three Months Ended March 31,
		2004	2003
Net income as reported:		$ 261,000	$ 56,000
	Add stock-based employee compensation expense included in reported net income, net of related tax effects	---	---
	(Deduct) total stock-based employee and director compensation expense determined under fair value based method for all awards, net of related tax effects	---	---
Pro-forma net income:		$ 261,000	$ 56,000

Basic earnings per share	As reported	$ 0.03	$ 0.01
	Pro forma	$ 0.03	$ 0.01

Diluted earnings per share:	As reported	$ 0.03	$ 0.01
	Pro forma	$ 0.03	$ 0.01

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

SEGMENT INFORMATION

            The Company's reportable segments are strategic business units that offer different products and services.  There are two reportable segments within Pro-Dex: Micro Motors and Oregon Micro Systems. The accounting policies applied to determine the segment information are the same as those described in the summary of significant accounting policies. Interest expense is allocated based upon the specific identification of debt incurred by the individual segment. Corporate overhead and the provision for income taxes are included in corporate (loss), and are not allocated to the individual reported segments.  Intersegment sales and transfers are accounted for at amounts that management believes provides the transferring segment with fair compensation for the products transferred, considering their condition, market demand, and, where appropriate, a reasonable profit that recognizes which segment will be responsible for marketing costs.  Management evaluates the performance of each segment based on operating income (loss) before interest and income taxes.

Operating Segment data for the nine months ending March 31, 2004 and 2003 is as follows (in thousands):

Nine months ended March 31, 2004	Micro Motors	Oregon Micro Systems	Corporate	Total
Sales to external customers	$8,316	$2,218	--	$10,534
Depreciation and amortization	231	42	--	273
Interest expense	42	2	--	44
Segment operating profit (loss)	1,105	621	(599)	1,127
Segment assets	5,908	2,080	1,654	9,642
Expenditure for segment assets	200	33	--	233

Nine months ended March 31, 2003	Micro Motors	Oregon Micro Systems	Corporate	Total
Sales to external customers	$6,706	$1,972	--	$8,678
Depreciation and amortization	219	66	--	285
Interest expense	64	--	--	64
Segment operating profit (loss)	386	389	(679)	96
Segment assets	6,391	1,304	2,112	9,807
Expenditure for segment assets	231	31	--	262

Operating Segment data for the three months ending March 31, 2004 and 2003 is as follows (in thousands):

Three months ended March 31, 2004	Micro Motors	Oregon Micro Systems	Corporate	Total
Sales to external customers	$2,455	$847	--	$3,302
Depreciation and amortization	66	12	--	78
Interest expense	9	2	--	11
Segment operating profit (loss)	309	220	(129)	400
Expenditure for segment assets	67	18	--	85

Three months ended March 31, 2003	Micro Motors	Oregon Micro Systems	Corporate	Total
Sales to external customers	$2,400	$679	--	$3,079
Depreciation and amortization	73	11	--	84
Interest expense	21	--	--	21
Segment operating profit (loss)	57	186	(137)	106
Expenditure for segment assets	150	6	--	156

Item 2. Management's Discussion and Analysis

The following discussion and analysis provides information that the Company's management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition for each of the two three month and nine month periods ended March 31, 2003 and 2004, respectively.  This discussion should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included elsewhere in this Report. This Report contains certain forward-looking statements and information. The cautionary statements included herein should be read as being applicable to all related forward-looking statements wherever they may appear.  The Company's actual future results could differ materially from those discussed herein.  The Company's critical accounting policies relate to inventory valuation for slow moving items, allowance for funds in escrow, impairment of goodwill, and recoverability of deferred income taxes.

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

Pro-Dex, Inc. ("Pro-Dex" or the "Company") a Colorado corporation organized in 1978, currently generates its revenues, earnings, and subsequent cash flows through two wholly owned operating subsidiaries, Micro Motors, Inc. ("Micro Motors") and Oregon Micro Systems, Inc. ("OMS").  Micro Motors, headquartered in Santa Ana, California, designs, develops and manufactures electric, air, and battery-powered rotary drive systems for the medical device industry, electric and air driven rotary handpieces for the dental industry, and miniature pneumatic motors for industrial applications.  OMS is headquartered in Beaverton, Oregon, where it designs and manufactures embedded multi-axis motion controllers used to regulate the motion of servo and stepper motors, predominantly for the semiconductor, medical analysis equipment industries and government research.

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

The Company is able to benefit from industry trends toward increased outsourcing and specialized vendor services as it provides high technology applications while implementing its "speed to market" philosophy.  This philosophy brings added value to our customers and their customers by developing and implementing leading edge products faster and more cost competitively than our customers' internal resources could provide.  As the Company is a technological leader in the development of miniature rotary drive systems and embedded multi-axis motion control devices, it has benefited from the overall economy's growth in spending in this area.  The growth in the Company's product offerings to include additional medical products has been successful in changing the Company from a seller of dental and semiconductor products to a  Company that provides technology driven speed to market, leaving it less at risk to single, more cyclical semi-conductor and dental markets.  Management believes these economic trends will continue and there remains a great opportunities for the Company to grow.  If however, economic and industry factors change away from outsourcing, or the medical products industry changes in an adverse direction, Pro-Dex would once again be forced to alter its strategy.

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

Description of Business of the Subsidiaries

Micro Motors

Micro Motors, designs, develops and manufactures electric, air, and battery-powered rotary drive systems for the medical device industry, electric and air devices for the dental industry, and miniature pneumatic motors for industrial applications.  Micro Motors also distributes its own line of pneumatic and electric dental hand pieces sold under Micro Motors brand name through a network of independent sales representatives across North America.  In addition, Micro Motors has developed and sells numerous private label rotary drive systems for use in dental, cranial, spinal, arthroscopic and orthopedic surgery. Micro Motors also designs and manufactures miniature pneumatic motors for industrial applications in the automotive, aerospace, apparel and entertainment industries.

Significant aspects of the Micro Motors subsidiary have changed in the last three years.  Historically known as a precision manufacturer of low speed dental hand pieces, Micro Motors has shifted its focus to the development and exclusive supply of rotary drive systems for strategic partners in the medical, dental and industrial segments of the commercial marketplace.  This new approach to the market has proved to be effective in generating new revenue streams with gross margins significantly higher than Micro Motors' historical business.

Company-funded research and development supports the development of new rotary drive platforms.  Micro Motors then seeks customer-funded projects to customize these platforms to specific customer requirements. Company-funded research and development projects generally are expected to convert to customer-funded projects within six months.  Company-funded project costs are expensed as incurred.  In customer-funded development projects, costs are capitalized and recognized as a cost of goods sold as specific deliverables within the development contracts are made, matching the costs to the revenue and reducing the performance and collection risk to the Company.  The results of the development work are intended to provide the Company with long-term exclusive manufacturing agreements and provide the customer with retention of the intellectual property developed.  The identity of the customer is generally protected by a non-disclosure agreement.

Micro Motors' revenue is derived from three main market segments: Dental, Medical and Industrial.  Micro Motors dental products are sold to original equipment manufacturers and dental product distributors.  An independent dealer network was established in 2003 to market its own branded line of dental products in a more effective manner.  Micro Motors medical products sales represent the manufacture of proprietary designs developed by Micro Motors under exclusive design and supply agreements.  Micro Motors pneumatic motors for industrial applications are marketed directly to end-users and through industrial supply distributors.  The increase in the percent of sales of medical products and the decrease in the percentage of sales of dental products is a direct result of the shift in the focus of the Company's research and development efforts away from dental products and toward the Company's capabilities in the medical product market.   The proportion of Micro Motors total sales to each market segment is noted in the table below:

Micro Motors Market Segment	1st 9 months FY 2004	1st 9 months FY 2003	FY 2003	FY 2002
Dental	43%	56%	56%	68%
Medical	47%	31%	31%	15%
Industrial	5%	8%	8%	11%
Other	5%	5%	5%	6%

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

At the present time, Micro Motors is generally able to fill orders within sixty (60) days.  At March 31, 2004, Micro Motors had a backlog, including orders for delivery beyond 60 days, of $2.5 million compared with a backlog of $5.3 million at March 31, 2003.  The decreased backlog is due to Micro Motors transitioning to a royalty payment agreement from a manufacturing agreement for its HealOzone product and the timing of long term blanket purchase orders, resulting in a lack of new long term purchase orders contracted in the period.  Micro Motors expects to ship more than 80% of its backlog during the next 6 months.  Although Micro Motors may experience seasonal fluctuations in its new order bookings due to the timing of major medical and dental sales shows and events, it does not typically experience seasonal fluctuations in its order shipments.

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

In response to the changing market conditions, OMS also reduced its number of employees, made cuts in operational expenses and focused on maximizing the sales of existing product to existing customers.  At the same time, OMS accelerated the development of a new generation of motion control technology, based on the PowerPC® processor (PowerPC® is a trademark of Intel Corporation).  This new servo/stepper controller became available in fiscal year 2003 and will be expanded to create a full line of new products.  One example is the MAX system, which is a next generation motion control product that became available for sale in the latter part of fiscal 2003.  OMS continues to develop new customer relationships and sales with companies outside the semiconductor industry.

OMS' revenue is derived from predominately four market segments, including semiconductor equipment, medical diagnostic equipment, factory automation and government.  Historically, the semiconductor equipment markets have accounted for up to 60% of OMS' sales.  However, due to the technology down cycle, OMS has implemented sales strategies to penetrate other markets.  The increase in the percentage of semiconductor market sales in 2003 is due to resurgence in demand in the semiconductor industry.  The proportion of total sales to each market segment is noted in the table below:

OMS Market Segment	1st 9 months FY 2004	1st 9 months FY 2003	FY 2003	FY 2002
Semiconductor	47%	49%	49%	38%
Medical	22%	19%	19%	25%
Factory Automation	10%	8%	8%	9%
Government	17%	16%	16%	19%
Other	4%	8%	8%	9%

OMS distributes its product directly to original equipment manufacturers (OEM's) and through a network of high technology distributors within the United States.  Internationally, OMS has agreements with foreign distributors of electronic and motion control products.

At the present time, OMS is generally able to fill orders within forty-five (45) days.  At March 31, 2004, OMS had a backlog, including orders for delivery beyond 45 days, of $775,000 compared with a backlog of $573,000 at March 31, 2003.  OMS does not typically experience seasonal fluctuations in its new order bookings, although there are significant fluctuations in the market demand of products in the industries it serves.

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

RESULTS OF OPERATIONS

For the Three-Month periods ended March 31, 2004 and 2003

            The following table sets forth for the periods indicated the percentage of net revenues represented by each item in the Company's Consolidated Statements of Income.

	Three Months Ended March 31,
	2004	2003
Net Revenues:	100.0%	100.0%
Cost of Goods Sold	51.4	61.7
Gross Profit	48.6	38.3

Selling, General and Administrative Expenses	22.2	25.2
Research and Development Costs	14.3	9.7
Income from Operations	12.1	3.4

Net interest and other expense (income)	(1.0)	0.4

Provision for Income Taxes	5.2	1.2
Net Income	7.9%	1.8%

Net Sales.  Consolidated sales increased $223,000 or 7% for the quarter ended March 31, 2004, compared to the quarter ended March 31, 2003, due to increased sales at both Micro Motors and OMS.  At Micro Motors, a 2% gain as compared to the same quarter last year was due to especially large increases in shipments of its medical products, which increased by over 249%.  Shipments to dental customers decreased 32% as Healozone shipments in the prior quarter were replaced by royalty payments.  Sales to industrial customers decreased as the demand for a motor associated with commercial sewing applications declined.  Development fees were reduced by 62% as development projects transitioned to medical customer production contracts.  OMS sales increased by a 25% as sales to customers inside and outside the semiconductor industry regained strength.  Although strategic price changes were implemented throughout the quarter at both OMS and Micro Motors, the majority of the sales growth is due to higher volumes.  Net sales by subsidiary and type of customer were as follows:

	Three Months Ended March 31, 2004 2003		Increase/ (Decrease)
Dental	$1,026,000	$1,504,000	(32%)
Medical	1,027,000	294,000	249%
Industrial	144,000	185,000	(22%)
Development Fees	106,000	284,000	(62%)
Repair & Other	152,000	133,000	14%
Micro Motors	$2,455,000	$2,400,000	2%

Semiconductor	398,000	333,000	20%
Medical	186,000	129,000	44%
Other	263,000	217,000	21%
Oregon Micro Systems	$847,000	$679,000	25%
Total	$3,302,000	$3,079,000	7%

Gross Profit & Margin.  The Company's consolidated gross profit for the quarter ended March 31, 2004 increased 36% over the same quarter in the previous year due to increased sales at both subsidiaries and a more profitable sales mix. Gross profit as a percentage of sales increased to 49% for the quarter ended March 31, 2004 compared to 38% for the quarter ended March 31, 2003 as the continued gains from increased sales, manufacturing cost improvements and a richer product mix favoring OMS and medical shipments at Micro Motors were realized.  Gross margin at Micro Motors increased from 29% of sales in 2003 to 42% of sales in 2004 due to the increased sales and more profitable product mix favoring medical shipments.  Gross Margin at OMS decreased from 71% of sales in 2003 to 69% of sales in 2004 due to the pricing associated with the large production contracts fulfilled in the quarter.  Gross profit and margin by subsidiary were as follows:

Gross Profit

	Three Months Ended March 31,
	2004	2003	Increase
Micro Motors	1,023,000	703,000	46%
Oregon Micro Systems	581,000	477,000	22%
Total	$1,604,000	$1,180,000	36%

            Gross Margin

	Three Months Ended March 31,		Increase/
	2004	2003	(Decrease)
Micro Motors	41.7%	29.3%	12.4%
Oregon Micro Systems	68.6%	70.7%	(2.1%)
Weighted Average	48.6%	38.3%	10.3%

Selling, General and Administrative Costs (S, G&A).  S, G & A expenses decreased slightly to $732,000 for the quarter ended March 31, 2004 from $776,000 for the quarter ended March 31, 2003.  The decrease is mainly due to continued Company wide cost control efforts, offset by increased subsidiary sales and marketing expenses.  S, G & A costs by subsidiary were as follows:

	Three Months Ended March 31,		Increase/
	2004	2003	(Decrease)
Micro Motors	425,000	469,000	(9%)
Oregon Micro Systems	178,000	170,000	5%
Corporate	129,000	137,000	(6%)
Total	$732,000	$776,000	(6%)

            Research and Development Costs.  Research and development expenses increased to $472,000 for the quarter ended March 31, 2004 from $298,000 for the quarter ended March 31, 2003, an increase of 58%.  The increase is due to increased Company funded research and development at Micro Motors in support of the growing medical product line and at OMS to support MAX system product line extensions.  The MAX system is a next generation motion control product that became available for sale in the latter part of fiscal 2003.

The Company engages in two types of research and development efforts.  The first is funded by the Company itself, intended to develop generic rotary drive and multi axis motion control technologies and products that will subsequently be modified to meet the needs of individual customers.  In this initial phase, there are generally no revenues generated and the associated costs are expensed as incurred. Company-funded research and development costs by subsidiary were as follows:

	Three Months Ended March 31,
	2004	2003	Increase
Micro Motors	289,000	177,000	63%
Oregon Micro Systems	183,000	121,000	51%
Total	$472,000	$298,000	58%

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

Operating Profit & Margin.  The Company's consolidated operating profit for the quarter ended March 31, 2004 increased to $400,000 compared to the same quarter in the previous year's operating profit of $106,000 due to the increased sales, more profitable sales mix and controlled expenses at both operating subsidiaries. Operating profit as a percentage of sales increased to 12.1% for the quarter ended March 31, 2004 compared to 3.4% for the quarter ended March 31, 2003.  Operating Profit at Micro Motors increased from 2.4% of sales in 2003 to 12.6% of sales in 2004 due to the richer product mix favoring medical products.  Operating Profit at OMS decreased from 27.3% of sales in 2003 to 26.0% of sales in 2004 due to lower gross margins and higher research and development costs.  Operating profit and margin by subsidiary were as follows:

 Operating Profit

	Three Months Ended March 31,		Increase/
	2004	2003	(Decrease)
Micro Motors	309,000	57,000	442%
Oregon Micro Systems	220,000	186,000	18%
Corporate	(129,000)	(137,000)	(6%)
Total	$400,000	$106,000	277%

 Operating Margin

	Three Months Ended March 31,		Increase/
	2004	2003	(Decrease)
Micro Motors	12.6%	2.4%	10.2%
Oregon Micro Systems	26.0%	27.3%	(1.3%)
Weighted Average (with Corporate)	12.1%	3.4%	8.7%

            Royalties and Other Income (Expense).  The Company received $40,000 in royalty payments in the three months ended March 31, 2004, compared to none in the prior year's quarter.

            Net Interest Expense.  Net interest expense was $9,000 in the quarter ended March 31, 2004, down from $21,000 in the prior year's quarter due to reduced balance and rates on the restructured credit line.

            Provision for Taxes. The Company's effective tax rate on income from operations was 40% for the quarters ended March 31, 2004, and 2003.

Net Income.  The Company's net income for the three months ended March 31, 2004 was $261,000 or $0.03 per share on a basic and $0.03 per share on a diluted basis, as compared to a net income of $56,000 or $0.01 per share on a basic and diluted basis for the three months ended March 31, 2003.

For the Nine Month periods ended March 31, 2004 and 2003

            The following table sets forth for the periods indicated the percentage of net revenues represented by each item in the Company's Consolidated Statements of Income.

	Nine Months Ended March 31,
	2004	2003
Net Revenues:	100.0%	100.0%
Cost of Goods Sold	54.0	58.7
Gross Profit	46.0	41.3

Selling, General and Administrative Expenses	23.0	27.5
Research and Development Costs	12.3	12.3
Amortization	--	0.4
Income from Operations	10.7	1.1

Net interest and other expense (income)	(0.1)	0.7

Provision for Income Taxes	4.3	0.2
Net Income	6.5%	0.2%

Net Sales.  Consolidated sales increased 21% for the nine months ended March 31, 2004, compared to the nine months ended March 31, 2003 due to increased sales at both Micro Motors and OMS. At Micro Motors, sales increased 24% for the nine months ended March 31, 2004 compared to the nine months ended March 31, 2003 due to increased volume of medical product shipments which rose 177% compared to the previous year's same nine month period.  The increase in medical sales more than offsets the 60% decline of development fees, as development contracts transitioned into production contracts, and the 24% decrease in sales to industrial customers.  Shipments to dental customers also decreased 6% as the Healozone product offering transitioned to a royalty payment stream.  Revenue at OMS increased 12% for the nine months ended March 31, 2004 compared to the previous year's same nine month period as sales to customers inside and outside the semiconductor industry regained strength.  Although selective price changes were implemented throughout the period at both OMS and Micro Motors, the majority of the sales growth is due to higher volumes.  Net sales by subsidiary and type of customer were as follows:

	Nine Months Ended March 31, 2004 2003		Increase/ (Decrease)
Dental	$3,557,000	$3,766,000	(6%)
Medical	3,615,000	1,304,000	177%
Industrial	413,000	547,000	(24%)
Development	299,000	756,000	(60%)
Repair & Other	432,000	333,000	30%
Micro Motors	$8,316,000	6,706,000	24%

Semiconductor	1,042,000	966,000	7%
Medical	488,000	375,000	30%
Other	688,000	631,000	9%
Oregon Micro Systems	2,218,000	1,972,000	12%
Total	$10,534,000	$8,678,000	21%

           Gross Profit & Margin.  The Company's consolidated gross profit for the nine months ended March 31, 2004 increased 35% over the same nine months in the previous year due to increased sales, a more profitable sales mix, and margin improvements at both operating subsidiaries.  Gross profit as a percentage of sales increased to 46% for the nine months ended March 31, 2004 compared to 41% for the nine months ended March 31, 2003 as the continued gains from increased sales, the ongoing Company-wide cost reduction efforts and a richer product mix favoring medical shipments were realized.  Gross Profit at Micro Motors increased from 32% of sales in 2003 to 38% of sales in 2004 due to the richer product mix favoring medical products.  Gross Profit at OMS increased from 72% of sales in 2003 to 74% of sales in 2004 due to higher sales volume and a flat cost base.  Gross profit and margin by subsidiary were as follows:

Gross Profit

	Nine Months Ended March 31,
	2004	2003	Increase
Micro Motors	3,207,000	2,174,000	48%
Oregon Micro Systems	1,644,000	1,414,000	16%
Total	$4,851,000	$3,588,000	35%

            Gross Margin

	Nine Months Ended March 31,
	2004	2003	Increase
Micro Motors	38.5%	32.4%	6.1%
Oregon Micro Systems	74.1%	71.7%	2.4%
Weighted Average	46.0%	41.3%	4.7%

Selling, General and Administrative Costs (S, G&A).  S, G & A expenses were nearly flat at $2,425,000 for the nine months ended March 31, 2004 compared to $2,421,000 for the nine months ended March 31, 2003.  Increased subsidiary sales and marketing expenses were offset by cost saving measures implemented at the corporate level in management staff expenses in addition to $32,000 of reduced amortization costs at OMS.  S, G & A costs by subsidiary were as follows:

	Nine Months Ended March 31,		Increase/
	2004	2003	(Decrease)
Micro Motors	1,313,000	1,223,000	7%
Oregon Micro Systems	512,000	519,000	(1%)
Corporate	600,000	679,000	(12%)
Total	$2,425,000	$2,421,000	0%

            Research and Development Costs.  Research and development expenses increased 21% to $1,229,000 for the nine months ended March 31, 2004 from $1,071,000 for the nine months ended March 31, 2003.  The increase is due to increased Company funded research and development at Micro Motors in support of the growing medical product line and at OMS to support MAX system product line extensions.  The MAX system is a next generation motion control product that became available for sale in the latter part of fiscal 2003.

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

Company-funded research and development costs by subsidiary were as follows:

	Nine Months Ended March 31,
	2004	2003	Increase
Micro Motors	789,000	565,000	40%
Oregon Micro Systems	510,000	506,000	1%
Total	$1,299,000	$1,071,000	21%

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

Operating Profit & Margin.  The Company's consolidated operating profit for the nine months ended March 31, 2004 increased to $1,127,000 compared to the same period in the previous year's operating profit of $96,000 due to the increased sales and margin improvements and controlled expenses at both operating subsidiaries. Operating profit as a percentage of sales increased to 12.1% for the nine months ended March 31, 2004 compared to 3.4% for the nine months ended March 31, 2003.  Operating Profit at Micro Motors increased from 5.8% of sales in 2003 to 13.3% of sales in 2004 due to the increased sales volumes and richer product mix favoring medical products.  Operating Profit at OMS increased from 19.7% of sales in 2003 to 28.0% of sales in 2004 due to higher sales volume, no amortization and a flat cost base.  Operating profit and margin by subsidiary were as follows:

Operating Profit

	Nine Months Ended March 31,
	2004	2003	Increase
Micro Motors	1,105,000	386,000	186%
Oregon Micro Systems	621,000	389,000	60%
Corporate	(599,000)	(679,000)	12%
Total	$1,127,000	$96,000	1073%

Operating Margin

	Three Months Ended March 31,
	2004	2003	Increase
Micro Motors	13.3%	5.8%	7.5%
Oregon Micro Systems	28.0%	19.7%	8.3%
Weighted Average (with Corporate)	10.7%	0.9%	8.7%

            Royalties and Other Income (Expense).  The Company received $40,000 in royalty payments in the nine months ended March 31, 2004, compared to none in the prior year's nine month period.

           Net Interest Expense.  Net interest expense was $44,000 in the nine months ended March 31, 2004, down from $65,000 in the prior year's quarter due to reduced balance and rates on the restructured credit line.

            Provision for Taxes. The Company's effective tax rate on income from operations was 40% for the nine months ended March 31, 2004, and 2003.

Net Income.  The Company's net income for the nine months ended March 31, 2004 was $683,000 or $0.08 per share on a basic and $0.07 per share on a diluted basis, as compared to a net income of $21,000 or $0.00 per share on a basic and $0.00 per share on a diluted basis for the nine months ended March 31, 2003.

Liquidity and Capital Resources

The following table presents selected financial statistics and information for the comparative nine months last year and the last quarter:

	Nine Months Ended March 31,		Year Ending
	2004	2003	June 30, 2003
Cash and cash equivalents	$1,306,000	$324,000	$795,000
Net cash provided by (used in) operations	$1,160,000	($300,000)	$503,000
Working Capital[1]	$5,353,000	$4,000,000	$4,584,000
Credit Line outstanding balance	$0	$627,000	$432,000
Tangible book value/common share[2]	$0.81	$0.70	$0.72
Number of days of sales outstanding (DSO) in accounts receivable at end of quarter[3]	52	63	50

1 Working Capital = Ending Current Assets balance - Ending Current liabilities balance

2 Tangible book value/common share = (Total shareholders' equity - Goodwill)/(basic outstanding shares)

3 DSO = Ending Net Accounts Receivable balance/(Previous Quarter Sales/91)

The Company's working capital at March 31, 2004 increased to $5.4 million compared to $4.0 million at March 31, 2003 and $4.6 million at June 30, 2003.  Cash Flow provided by (used from) Operations was $1,160,000 in the nine months ended March 31, 2004 compared to ($300,000) for the nine months ended March 31, 2003.  Sustained profitability and reduced inventory, coupled with a growth in accounts receivable consistent with higher sales level, contributed to the provision of cash and increased working capital for the year.  Management believes that the Company's working capital needs over the next twelve months can be adequately supported by current operations.

The subsidiaries of the Company entered into a credit facility with Wells Fargo Business Credit Inc. (WFBCI) in May 2002 for borrowings up to the lesser of $3,000,000 or the total of the eligible accounts receivable.  The terms of the credit facility were to expire May 2005 and required monthly interest payments at the prime rate (4.00% at March 31, 2004) plus 1.00% to 1.75% based on outstanding borrowings, with a minimum interest charge of $12,500 per quarter.  The outstanding borrowings were secured by all assets of the Company's two subsidiaries, Micro Motors and OMS, and were guaranteed by the Company.

In October 2003, the credit facility with WFBCI was ended and refinanced with a more favorable facility by Wells Fargo Bank, N.A. (Wells Fargo) for borrowings up to the lesser of $2,000,000 or the total of the eligible accounts receivable.  The terms of the credit facility expire October 2004 and require monthly interest payments at the prime rate (4.00% at nine months ended March 31, 2004) or LIBOR plus 2.75% based on outstanding borrowings, with a no minimum interest charge.  The outstanding borrowings are secured by all assets of the Company's two subsidiaries, Micro Motors and OMS, and are guaranteed by the Company.  There was no outstanding balance under the terms of this credit facility as of March 31, 2004.  The total additional eligible borrowing capacity based on the receivables balances at March 31, 2004 was $1,199,000.

There are certain financial and non-financial covenants that the Company must meet to be in compliance with the terms of the credit facility.  At March 31, 2004 the Company was in compliance with all covenants.

In September 2002, the Company's Board of Directors authorized the repurchase on the open market of up to 500,000 shares of the Company's outstanding Common Stock, subject to compliance with applicable laws and regulations.  There is no requirement that the Company repurchase all or any portion of such shares.  The maximum total value of the repurchase is not to exceed $500,000.  The maximum price per share that can be paid is $1.25.  The repurchase is to be financed both with cash generated by operations and through the utilization of the Company's credit facility.  From the inception of the repurchase authorization through the year-end date of June 30, 2003, the Company repurchased 75,700 shares of Common Stock for $43,741, at an average price of $0.58 per share.  No additional shares were repurchased in the nine months ended March 31, 2004.

At March 31, 2004, the Company had cash and cash equivalents of $1,306,000.  The Company believes that its cash and cash equivalents on hand, together with cash flows from operations, if any, and amounts available under the credit facility will be sufficient to meet its working capital and capital expenditure requirements for fiscal 2004.

Item 3. Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of March 31, 2004 ("Evaluation Date"), that the design and operation of our "disclosure controls and procedures" (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")) are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by us under the Exchange Act is accumulated, recorded, processed, summarized and reported to our management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

During the quarter ended March 31, 2004, there were no changes in the Company's internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II

OTHER INFORMATION

        Item 1.             Legal Proceedings

The Company is a party to various legal proceedings incidental to its business, none of which are considered by the Company to be material at this time.

        Item 2.             Changes in Securities and Small Business Issuer Purchases of Equity Securities.

In September 2002, the Company's Board of Directors authorized the repurchase on the open market of up to 500,000 shares of the Company’s outstanding Common Stock, subject to compliance with applicable laws and regulations. There is no requirement that the Company repurchase all or any portion of such shares. The maximum total value of the repurchase is not to exceed $500,000. The maximum price per share that can be paid is $1.25. The repurchase is to be financed both with cash generated by operations and through the utilization of the Company's credit facility.  From the inception of the repurchase authorization through the year-end date of June 30, 2003, the Company repurchased 75,700 shares of Common Stock for $43,741, at an average price of $0.58 per share. No additional shares were repurchased in the quarter ended March 31, 2004 and no shares have been purchased under the program since June 4, 2003.

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

Reports on Form 8-K:
                          Form 8-K                Filed February 3, 2004 concerning the announcement of financial performance for the quarter ended December 31, 2003.

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 11, 2004 PRO-DEX INC.	Date: May 11, 2004 PRO-DEX INC.
By: / s / Patrick Johnson	By: / s / Jeffrey J. Ritchey

Patrick Johnson	Jeffrey J. Ritchey
Chief Executive Officer	Secretary, Treasurer, and
and President (Principal Executive Officer)	Chief Financial Officer (Principal Financial and Accounting Officer)