Form 10KSB
period 2004-06-30
PRO DEX INC
filed 2004-09-28
CIK 788920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

[X]            ANNUAL Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended June 30, 2004

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

Yes [X]      No  [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [     ]

       Issuer's revenues for its most recent fiscal year were $14,200,000.

The aggregate market value of the voting stock held by non-affiliates computed by reference to the closing price as of September 17, 2004 was $22,031,000. For the purpose of this calculation, shares owned by officers, directors and 10% stockholders known to the registrant have been deemed to be owned by affiliates. This determination of affiliate status is not a determination for other purposes.

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock outstanding as of the latest practicable date:  8,862,012 shares of Common Stock, no par value, as of September 17, 2004.

DOCUMENTS INCORPORATED BY REFERENCE: Part III incorporates by reference certain information from the registrant's definitive proxy statement (the "Proxy Statement") for the 2004 Annual Meeting of Shareholders.  Certain exhibits are set forth in the Exhibit Index. The Exhibit Index begins on sequentially numbered page 40.

Transitional Small Business Disclosure Format:        Yes [  ]   No [X]

PART I

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

Item 1.      Business

Company Overview

Pro-Dex, Inc. ("Pro-Dex" or the "Company") is a Colorado corporation, organized in 1978, currently conducting business in two locations.  In the fiscal year ended June 30, 2004 ("2004"), the Company eliminated its "holding company" structure and terminated the separate legal status of the Company's operating subsidiaries Micro Motors, Inc. ("Micro Motors") headquartered in Santa Ana, California and Oregon Micro Systems, Inc. ("OMS") headquartered in Beaverton, Oregon through the merger of each such subsidiary into the Company.  As a result, the Company no longer operates as a holding company but as one unified business operating in two locations; Santa Ana and Beaverton.  The operating activities and focus of each location will become further integrated into one a company operating structure, with the historical legal separations and associated overhead costs removed. There remain two reportable segments within Pro-Dex: Rotary Drives (formerly Micro Motors) and Motion Control (formerly Oregon Micro Systems).  The Company continues to serve the medical, dental, semi-conductor and scientific research market segments, designing and manufacturing electric, air, and battery powered rotary drive systems, hand-held rotary instruments, miniature pneumatic motors, as well as embedded multi-axis motion controllers used to regulate the motion of servo and stepper motors.

The Company's principal headquarters are located at 151 E. Columbine Avenue, Santa Ana, California 92707 and its phone number is 714-241-4411.  The Company's Internet address is www.pro-dex.com.  The Company's annual reports on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K, amendments to those reports and other Securities and Exchange Commission ("SEC") filings are available free of charge through the Company's website as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC.  In addition the Company's Code of Ethics may be found on its website at the Internet address set forth above.  The Company's filings with the SEC may also be read and copied at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549.   You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

Description of Business

The majority of the Company's revenue is derived from designing, developing and manufacturing electric, air, and battery powered rotary drive systems for the medical device and dental industries, and motion control software and hardware for industrial and scientific applications.  The Company also distributes its own line of pneumatic and electric dental hand pieces sold under the Micro Motors name utilizing a network of independent sales representatives across North America.  A large part of the revenue growth of the Company has been driven by developing and selling numerous private label rotary drive systems for use in dental, cranial, spinal, arthroscopic and orthopedic surgery.  A successful strategy change is evidenced in the Company's product sales mix which has shifted its focus to the development and exclusive supply of rotary drive systems for strategic partners in the medical, dental and industrial segments of the commercial marketplace.  This new approach to the market has proved to be effective in generating new revenue streams with gross margins significantly higher than the Company's historical dental business. Other revenue sources include designing and manufacturing miniature pneumatic motors for industrial applications in the automotive, aerospace, apparel and entertainment industries.

Company funded research and development supports the development of rotary drive platforms.  The Company then seeks customer-funded projects to customize these platforms to specific customer requirements. Company funded research and development projects generally are expected to convert to customer-funded projects within six to eighteen months.  Company funded project costs are expensed as incurred.  In the year ended June 30, 2004, $1,790,000 was expensed; an increase of $333,000 from the $1,457,000 expensed in the year ended June 30, 2003.

In customer funded development projects, costs are capitalized and recognized as a cost of goods sold as specific deliverables within the development contracts are made, matching the costs to the revenue and reducing the performance and collection risk to the Company. In the year ended June 30, 2004, $221,000 was recognized as cost of goods sold, and was $442,000 recognized as cost of goods sold in the year ended June 30, 2003.

Customer funded research and development provided $426,000 in revenue in the year ended June 30, 2004, and $892,000 in revenue in the year ended June 30, 2003.  The results of the development work are intended to provide the Company with long-term exclusive manufacturing agreements and provide the customer with retention of the intellectual property developed.  The identity of the customer is generally protected by a non-disclosure agreement.

The Company's revenue is derived from four main customer types.  The proportion of Pro-Dex total sales to each customer type is noted in the table below:

	2004	2003	2002
Dental	32%	43%	54%
Medical	41%	28%	17%
Semi-Conductor and industrial	18%	19%	19%
Government research and other	9%	10%	10%

The Company's dental products are sold to original equipment manufacturers and dental product distributors.  An independent dealer network was engaged in 2003 to market its own branded line of dental products in a more effective manner.  The medical products sales represent the manufacture of proprietary designs developed by the Company under exclusive design and supply agreements.  The Company designs and manufactures embedded multi-axis motion controllers used to regulate the motion of servo and stepper motors, predominantly for the semiconductor and medical analysis equipment industries.  The controllers support the platforms for PCI, VME, ISA, and cPCI busses as well as standalone requirements.  Other products sold by the Company include motors, drivers, cables, software and a variety of accessories to meet most embedded motion control requirements; as well as pneumatic motors for industrial applications that are marketed directly to end-users and through industrial supply distributors.  The increase in the percent of sales of medical products and the decrease in the percentage of sales of dental product sales is a direct result of the shift in the focus of the Company's research and development efforts away from dental products and toward the Company's capabilities in the medical product market.

Of Pro-Dex sales in 2004, over 16% were shipments of products developed in the last 12 months and 31% were shipments of products developed in the last 24 months as a result of Research and Development contracts with new or existing customers.

In 2004, 20 customers accounted for 72% of Pro-Dex sales, up from 69% in 2003.  In 2004, Pro-Dex's three largest customers accounted for 32% of such sales with one customer accounting for over 17% of sales.  No other customer accounted for over 10% of sales.  Pro-Dex's larger customers include Smith and Nephew, Medtronics, Sullivan Schein, Karl Storz, Curozone, Applied Materials and Pemstar.  In some cases disclosure of other larger customer names is prohibited by confidentiality agreements with such entities.  Sales to medical and industrial customers tend to be to relatively larger companies, as compared to customers for dental products which are typically to smaller companies.  Pro-Dex has no plans to discontinue the sales relationships with its existing customers, and has no knowledge that these customers have any plans to discontinue their relationships with Pro-Dex, although the relationships may change over time.

All of the raw materials used by Pro-Dex in the manufacture of its products are purchased from various suppliers and are available from several sources. Precipart Corporation, Hi-Tech Electronic Manufacturing Inc., Insight Electronics, LLC and Avenet Electronics Marketing are some examples of its key suppliers. Pro-Dex considers its relationships with its various suppliers and manufacturers to be good.  Pro-Dex does not intend to terminate any such relationship at this time, nor does management have knowledge that any such supplier or manufacturer intends to terminate its relationship with Pro-Dex.  Pro-Dex has no exclusive arrangements with any of its suppliers or manufacturers.

The Company's commitment to quality manufacturing is demonstrated by its many independently verified certifications for maintaining quality processes and products.  The Company holds the following certifications: ISO 9001:2000, ISO 13485 revised 1998, and Medical Device Directive 93\42\EEC Annex II company.

At the present time, the Company is generally able to fill orders within sixty (60) days.  At June 30, 2004, the Company had a backlog, including orders for delivery beyond 60 days, of $5.1 million compared with a backlog of $5.4 million at June 30, 2003.  The Company expects to fill all of its future orders during the current fiscal year.  Pro-Dex does not typically experience seasonal fluctuations in its orders.  The decreased backlog is due to the Company transitioning to a royalty payment agreement from a manufacturing agreement for its HealOzone product and the timing of long-term blanket purchase orders.  Although Pro-Dex may experience seasonal fluctuations in its new order bookings due to the timing of major medical, dental and industrial shows and events, it does not typically experience seasonal fluctuations in its order shipments.

The Company distributes its products directly to original equipment manufacturers and through a network of high technology distributors within the United States.  Internationally, the Company has sales agreements with foreign distributors or sells through the domestic subsidiaries of foreign customers.

The Pro-Dex corporate structure has continued to evolve since the divestiture of the Company's Biotrol and Challenge subsidiaries in June of 2001 through the recent elimination of the holding company structure and consolidation of the remaining operating subsidiaries in June of 2004.  Coincident with the dental consumable subsidiary sale in 2001, the Company's executive operations in Colorado were consolidated into the facilities in Santa Ana, California.  This and other efforts to streamline the Company's structure and reduce corporate overhead saved the Company approximately $980,000 in fiscal year 2003 as compared to fiscal year 2002, primarily in reduced lease costs, eliminated management salary costs and reduced consulting fees.  Corporate costs were reduced an additional $133,000 in 2004 as compared to 2003 as management salary costs were eliminated and consulting costs were reduced for the second year.

Competition

            The markets for products in the healthcare and semiconductor industries are intensely competitive, and the Company faces significant competition from a number of different sources.  Several of the Company's competitors have significantly greater name recognition as well as substantially greater financial, technical, product development and marketing resources than the Company.

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

Research and Development

The Company conducts company-wide and project specific research and development programs. The Company considers these product development programs to be of importance in both maintaining and improving its market position. The net amounts spent on research and development activities in 2004 and 2003 were approximately $1.79 million and $1.46 million, respectively. The Company's research and development effort involves the design and manufacture of products that perform specific applications for its customers.  During the year ended June 30, 2004, the Company continued to successfully target its research and development expenses to expanding its customer base in the medical device industry and in general technical advances, along with continued enhancements of current product lines.  The Company was also successful in increasing the amounts of its research and development costs recovered by billing its customers for non-recurring engineering expenses. The fees received for non-recurring engineering expenses do not represent a significant portion of the Company's revenue.

Employees

At June 30, 2004, the Company had 82 full-time and 1 part-time employees compared to 85 full-time and 1 part-time employees at June 30, 2003.  As of June 30, 2004, there were 68 persons employed at the Santa Ana location and 15 persons employed at the Beaverton location compared to 71 persons employed at the Santa Ana location and 15 persons employed at the Beaverton location at June 30, 2003.

None of the Company's employees are a party to any collective bargaining agreements with the Company. The Company considers its relations with its employees to be good.

Government Regulations

The Company's manufacture and distribution of dental and medical devices are subject to a number of state and federal regulatory bodies, including state dental boards and the Food and Drug Administration ("FDA"). The statutes, regulations, administrative orders, and advisories that affect the Company's businesses are complex and subject to diverse, often conflicting, interpretations. While the management of each of the Company's operating subsidiaries makes every effort to maintain full compliance with all applicable laws and regulations, the Company is unable to eliminate an ongoing risk that one or more of its activities may at some point be determined to have been non-compliant. The penalties for non-compliance could range from an administrative warning to termination of a portion of the Company's business.  Further, even if the Company is subsequently determined to have fully complied with applicable law or regulation, its costs to achieve such a determination and the intervening loss of business could adversely affect or even terminate a portion of the Company's business. Further, a change in such laws or regulations at any time may have an adverse effect on the Company's operations. Notwithstanding the risks inherent in the Company's business sectors, management believes that the Company's operations are in compliance with applicable laws and regulations.

The FDA regulates Pro-Dex's dental and medical handpieces as Class 1, Class 2 and Class 3 medical devices.  The FDA has broad enforcement powers to recall and prohibit the sale of products which do not comply with federal regulations, and to order the cessation of non-compliant processes. No claim has been made to date by the FDA regarding any of the Company's products or processes.  Nevertheless, as is common in the industry, certain of Pro-Dex's products and processes have been the subject of routine governmental reviews and investigations. While the Company's management is confident that Pro-Dex's products and processes fully comply with applicable laws and regulations, the Company is unable to predict the outcome of any such investigation or review, pending its completion.

Management believes that Pro-Dex's business in the assembly and distribution of multi-axis motion control circuit boards, including the processes and materials, is conducted in a manner consistent with Environmental Protection Agency ("EPA") regulations governing disposition of industrial waste materials. Although the semiconductor and computer chip industries are significantly impacted by EPA regulations applicable to the processes and materials used in production of computer chips and computer chip components, the Company's management has undertaken measures, where possible, to reduce the Company's exposure to the risk of non-compliance. Most significantly, Pro-Dex acquires pre-manufactured printed circuit boards as platforms upon which to place its technology. While the Company's management is confident that its products and processes fully comply with applicable laws and regulations, the Company is unable to predict the outcome of any investigation or review which may in the future be undertaken respecting its products or processes.

Management believes that Pro-Dex follows Good Manufacturing Practices for all of its products at each of its locations.

Patents, Trademarks, and Licensing Agreements

The Company holds patents relating to multi-axis motion controllers and its miniature pneumatic motor products.  Patents held by the Company have varying expiration dates, beginning in 2005.  The expiration of the patents is not expected to cause any change in the Company's revenue generating operations.

The Company conducted a limited review of the patents acquired in connection with the 1995 OMS and Micro Motors acquisitions and believes that the use of such patent is neither infringed upon by any third party, nor infringes on any prior art of any third party. The Company is unable to assess the validity, scope, or defensibility of its patents, and any challenge to or claim of infringement relating to the Company's patents could materially and adversely affect the Company's business and results of operations, although management believes it is more likely than not for a claim to not have a material and adverse effect on the Company's revenue generating operations.

The Company has certain trademarks relating to its miniature pneumatic motor products, including Dynatorq™, Dynasurg™, and Micro Handpiece™. The Company has filed for federal trademark protection for OMS-EZ™ and Canaligator™.

The Company has not entered into any licensing or franchising agreements for revenue generating purposes.

Funds Held in Escrow, Business Divestitures and Discontinued Operations

On June 12, 2001, the Company sold substantially all of the assets of its wholly owned subsidiaries, Biotrol International, Inc. and Challenge Products, Inc. to Young Colorado, LLC ("Young"), for a purchase price of $9 million. The assets sold comprised the Company's line of infection control and preventive chemical products for the dental industry.  The Company received $688,000 of the remaining escrow balance of $790,000 in the quarter ending September 30, 2002, and the final $122,000 (completing the distribution of funds in escrow) was received by October 2002, resulting in no additional gain or loss.

During the year ended June 30, 2002, the Company received indemnification notices from Young, to recover alleged losses and costs as they are incurred for certain alleged breaches of representations and warranties contained in the Young Asset Purchase Agreement related to compliance issues with the Food, Drug, and Cosmetic Act ("FDCA"), Federal Insecticide, Fungicide and Rodentcide Act ("FIFRA"), and other related laws.  In February 2002, the Company settled a complaint with the EPA set forth in Young's indemnification notice for alleged violations of FIFRA.  Pursuant to the settlement, the Company agreed to pay $150,000 to the EPA, over a 15-month period, commencing March 2002.  The full $150,000 settlement was paid by April 30, 2003, leaving in managements' opinion, no additional liability under either Act.

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

            New product development depends upon significant research and development expenditures that depend ultimately upon sales growth. Any significant decrease in revenues or research funding could impair the Company's ability to respond to technological advances in the marketplace and to remain competitive. If the Company is unable, for technological or other reasons, to develop and introduce new products in a timely manner in response to changing market conditions or customer requirements, the Company's business, results of operations and financial condition may be materially adversely affected.

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

Litigation

            The Company continually faces the possibility of litigation as either a plaintiff or a defendant.  It is not reasonably possible to estimate the awards or damages, or the range of awards or damages, if any, that the Company might incur in connection with such litigation. The uncertainty associated with potential litigation may have an adverse impact on the Company's business. In particular, such litigation could impair the Company's relationships with existing customers and its ability to obtain new customers. Defending or prosecuting such litigation may result in a diversion of management's time and attention away from business operations, which could have a material adverse effect on the Company's business, results of operations and financial condition. Such litigation may also have the effect of discouraging potential acquirers from bidding for the Company or reducing the consideration such acquirers would otherwise be willing to pay in connection with an acquisition.

            There can be no assurance that such litigation will not result in liability in excess of the Company's insurance coverage, that the Company's insurance will cover such claims or that appropriate insurance will continue to be available to the Company in the future at commercially reasonable rates.

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

Marketplace Delisting

In June 2002, the Company received a notice from NASDAQ indicating that unless its stock price maintained a $1.00 per share closing bid price for ten consecutive trading sessions, the Company's stock would be delisted on December 3, 2002.  As the Company maintained $5,000,000 of stockholders' equity, meeting one of the qualifications to remain listed, the Company received notice in December 2002 that the delisting date was extended for 180 days.  On March 24, 2003 the SEC approved a NASDAQ marketplace rule change that would extend the delisting date an additional 90 days or until September 2, 2003 contingent upon the Company continuing to meet the qualifications noted above.  On June 19, 2003, the Company received notice from NASDAQ indicating that the stock price had maintained a closing bid price of over $1.00 for at least 10 consecutive trading days and had regained compliance with the listing requirements.  There is no assurance that the Company's shares will maintain a sufficiently high price to eliminate future delisting notices and subsequent delisting.

Item 2.   Properties

The Company's executive offices and Santa Ana manufacturing facility are located at 151 East Columbine Avenue, Santa Ana, California 92707.  The Company leases the 18,000 square foot facility from an unrelated third party at a base monthly lease rate of $13,000 through July 2006.  The building is a two-story stand-alone building of concrete tilt-up construction, approximately 30 years old and in good condition.

The Company's Beaverton offices and manufacturing facilities are located at 1800 N.W. 169th Place, Building C100, Beaverton, Oregon 97006.  The Company leases the 11,000 square foot facility from an unrelated third party, at a base monthly lease rate of $9,100 through October 2007.  The building is a one-story suite in a 15-year-old industrial office complex and in good condition.

 The Company's management believes that the monthly rental rates are comparable to rents charged for comparable properties in the market area.    The Company believes that the current facilities are adequate for the expected needs of the Company.  The Company requires full compliance by the lessor with applicable state and EPA environmental standards at each facility.

Item 3.   Legal Proceedings

The manufacture and distribution of certain products by the Company involves a risk of legal action, and, from time to time, the Company being named as a defendant in lawsuits. While the Company's management believes that these matters will not have a material adverse impact on the financial condition of the Company, there can be no certainty that the Company may not ultimately incur liability or that such liability will not be material and adverse.

The Company is a party to various legal proceedings incidental to its business, none of which are considered by the Company to be material at this time.

Item 4.   Submission of Matters to a Vote of Security Holders During the Year Ended June 30, 2004

No matter was submitted to a vote of the Company's shareholders during the fourth quarter ended June 30, 2004.

PART II

Item 5.   Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

The Company's no par value common stock is quoted under the symbol "PDEX" on the automated quotation system of the National Association of Securities Dealers SmallCap Market ("NASDAQ"). The following table sets forth for the quarters indicated the high and low sales prices as reported by NASDAQ.  The quotations reflect inter-dealer prices, without retail markup, markdown, or commissions, and may not necessarily represent actual transactions.

Quarter Ended	High	Low
September 30, 2002	0.70	0.34
December 31, 2002	0.69	0.38
March 31, 2003	0.76	0.47
June 30, 2003	1.32	0.47
September 30, 2003	2.00	1.35
December 31, 2003	3.20	1.40
March 31, 2004	3.19	2.30
June 30, 2004	2.75	1.80

On September 17, 2004, the last sale price of the common stock as reported by NASDAQ was $3.16 per share.

In June 2002, the Company received a notice from NASDAQ indicating that unless its stock price maintained a $1.00 per share closing bid price for ten consecutive trading sessions, the Company's stock would be delisted on December 3, 2002.  As the Company maintained $5,000,000 of stockholders' equity, meeting one of the qualifications to remain listed, the Company received notice in December 2002 that the delisting date was extended for 180 days.  On March 24, 2003 the SEC approved a NASDAQ marketplace rule change that would extend the delisting date an additional 90 days or until September 2, 2003 contingent upon the Company continuing to meet the qualifications noted above.  On June 19, 2003, the Company received a notice from NASDAQ indicating that the Company's stock price had maintained a closing bid price of over $1.00 for at least 10 consecutive trading days and had regained compliance with the listing requirements.  There is no assurance that the Company's shares will maintain a sufficiently high price to eliminate future delisting notices and subsequent delisting.

At June 30, 2004, there were approximately 310 holders of record of the Company's common stock. This number does not include beneficial owners including holders whose shares are held in nominee or "street" name.

The Company has not paid a cash dividend with respect to its common stock, and has no present intention to pay cash dividends in the foreseeable future. The current policy of the Company's Board of Directors is to retain earnings to provide funds for the operation and expansion of its business.  The Board of Directors, in light of the circumstances then existing, including the Company's earnings and financial requirements and general business conditions, will determine future dividends.  There are no restrictions associated with the Company's credit line on the Company in issuing dividends.

Equity Compensation Plan Information

Plan Category	Number of Shares to be Issued Upon Exercise	Weighted Average Exercise Price	Number of Securities Available for Issuance
Plans Approved by Stockholders	1,441,405	$1.24	496,595
Plans Not Approved by Stockholders	262,000	1.42	---
Total	1,703,405	$1.27	496,595

No repurchases were made by the Company of its securities during the fourth quarter ended June 30, 2004.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information that the Company's management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition for each of the two years ended June 30, 2003 and 2004, respectively.  This discussion should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included elsewhere in this Report. This Report contains certain forward-looking statements and information. The cautionary statements included herein should be read as being applicable to all related forward-looking statements wherever they may appear.  The Company's actual future results could differ materially from those discussed herein.  The Company's critical accounting policies relate to inventory valuation for slow moving items, impairment of goodwill, and recoverability of deferred income taxes.

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

            The Company determines its inventory value at the lower of cost (first-in, first-out method) or market value and calculates a reserve for slow moving items to reflect a reduced marketability for the item.  The reserve is calculated by comparing the quantity of the item on hand with its prior twelve month sales.  If over twenty four months of inventory for a specific part is believed to be on hand, between 20% and 100% of its value may be included in the inventory reserve.  The actual percentage reserved depends on the total quantity on hand, its sales history, and expected near term sales prospects.

On July 1, 2002 the Company adopted SFAS No. 142 "Goodwill and Other Intangible Assets."  SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142.  The Company has compared the carrying value of the Santa Ana location with the estimated fair value of the business operations at that location and determined that none of the goodwill recorded as of June 30, 2002 or as of April 1, 2004 was impaired.

In accordance with the requirements of SFAS No. 142, the Company has recorded no impairment charge in 2003 or 2004.  The Company prepares its annual impairment testing on April 1 of each year.  The Company has compared the estimated carrying value of the Santa Ana location with the estimated fair value of the operations there and determined that none of the goodwill recorded as of April 1, 2004 was impaired.  There is no associated goodwill remaining with the Beaverton location.

            As part of the process of preparing the Company's consolidated financial statements, the Company is required to estimate its income taxes in each of the jurisdictions in which it operates.  This process involves the Company estimating the actual current tax liabilities together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes.  These differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheet.  The most significant tax assets are future deductions from the amortization of intangibles over the next ten years.  Tax assets also result from net operating losses and research and development tax credits.  The Company must then assess the likelihood that the deferred tax assets will be recovered from future taxable income and to the extent the Company believes that recovery is not likely, a valuation allowance must be established.  To the extent the Company establishes a valuation allowance or increases this allowance in a period, the impact will be included in the tax provision in the statement of operations.

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

(in thousands)

	Year Ended June 30,
	2004	2003
Statement of Operations Data
Net sales	$14,200	$11,990
Cost of sales	7,395	7,075

Gross profit	6,805	4,915

Operating expenses	4, 972	4,609

Income from operations	1,833	306
Net other expense (income)	(69)	51
Income tax provision	782	122

Net income	$1,120	$133

Results of Operations

Results of Operations for Fiscal Year Ended June 30, 2004, Compared to Fiscal Year Ended June 30, 2003

            The following table sets forth for the periods indicated the percentage of net revenues represented by each item in the Company's Consolidated Statements of Income.

	Year Ended June 30,
	2004	2003
Net Sales:	100.0%	100.0%

Cost of Sales	52.0	59.0
Gross profit	48.0	41.0

Selling, general and administrative expenses	22.5	26.0
research and development costs	12.6	12.2
amortization	--	0.2
Income from operations	12.9	2.6

Net other income (loss)	0.5	(0.5)
Income before income tax provision	13.4	2.1
Income tax provision	(5.5)	(1.0)
Net income	7.9%	1.1%

           Net Sales.  Consolidated sales increased 18% for the year ended June 30, 2004, compared to the year ended June 30, 2003, due to increased sales at both Company locations.  The shift in sales mix to emphasize medical sales continued as medical sales increased 68% as compared to 2003.  Semiconductor and industrial sales also increased significantly as the industry rebounded from its cyclical downturn.  Although selective price increases and decreases were implemented in response to market conditions, the majority of the sales growth and declines for each product line is due primarilly to increased or decreased sales volume, not the effect of these price changes.

Net sales by customer type were as follows:

	Year ended June 30, 2004 2003		Increase/ (Decrease)
Dental	$4,578,000	$5,213,000	(12%)
Medical	5,864,000	3,481,000	68%
Semi-Conductor and industrial	2,533,000	2,131,000	19%
Government research and other	1,225,000	1,165,000	5%
Total	$14,200,000	$11,990,000	18%

Net sales by segment and type of customer were as follows:

	Year ended June 30,
	2004	2003	Increase/ (Decrease)
Dental	$ 4,578,000	$5,213,000	(12%)
Medical	5,123,000	2,851,000	80%
Semi-Conductor and industrial	654,000	730,000	(10%)
Government research and other	545,000	487,000	12%
Rotary Drives	$10,900,000	9,281,000	17%

Medical	741,000	630,000	18%
Semi-Conductor and industrial	1,879,000	1,401,000	34%
Government research and other	680,000	678,000	0%
Motion Control	3,300,000	2,709,000	22%
Total	$14,200,000	$11,990,000	18%

Gross profit and margin.  The Company's consolidated gross profit for 2004 increased $1,890,000 or 38% over the gross profit in the previous year due to increased sales and higher margins from both the rotary motion and motion control segments. Gross profit as a percentage of sales increased to 48% for the year ended June 30, 2004 compared to 41% for the year ended June 30, 2003.  This increase in gross profit is primarily the result of the increased sales of higher margin products to the medical industries and ongoing manufacturing cost reduction efforts.

           Gross profits by segment were as follows:

	Year ended June 30,		Increase/
	2004	2003	(Decrease)
Rotary Drives	4,364,000	2,808,000	55%
Motion Control	2,441,000	2,107,000	16%
Total	$6,805,000	$4,915,000	38%

Selling, general and administrative costs (S, G&A).  S, G & A expenses increased 1% to $3,182,000 for the year ended June 30, 2004 from $3,152,000 for year ended June 30, 2003.  The increase is mainly due to a $146,000 increase in sales and marketing expenses that were partially offset by administrative cost saving measures of $98,000 that were implemented throughout the Company.

S, G & A expenses by segment were as follows:

	Year ended June 30,		Increase/
	2004	2003	(Decrease)
Rotary Drives	1,729,000	1,626,000	6%
Motion Control	712,000	700,000	2%
Corporate	741,000	826,000	(10%)
Total	$3,182,000	$3,152,000	1%

Research and development costs.  Research and development expenses increased $333,000 to $1,790,000 for the year ended June 30, 2004 from $1,457,000 for the year ended June 30, 2003, an increase of 23%. The increase is due to a higher level of product development work to upgrade the capabilities of the motion control product line and to investigate new applications for the rotary drive system capabilities.

Company funded research and development costs by segment were as follows:

	2004	2003	Increase
Rotary Drives	1,069,000	782,000	36%
Motion Control	721,000	675,000	7%
Total	$1,790,000	$1,457,000	23%

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

The second type of research and development effort is the work performed for and funded by specific customers under the terms of a formal research and development agreement.  These efforts are generally for specific modifications to the generic products developed by the Company-funded research.  These projects typically take place within twelve months of the generic development work being completed.  The Company recognizes revenue under these research and development agreements as certain deliverables are met as specified in each development contract.  The research and development costs associated with these efforts are capitalized as inventory and recognized as costs of sales (COS) when the contracted deliverable is made, matching the cost to the revenue and reducing the performance and collection risk to the Company.  Customer funded research and development provided $426,000 and $892,000 in revenue in the years ended June 30, 2004 and June 30, 2003, respectively.  In the year ended June 30, 2004, $221,000 was recognized as COS, and was $442,000 recognized as cost of goods sold in the year ended June 30, 2003.

The following table segments the Company's research and development efforts for the year ended June 30, 2004 and June 30, 2003 into two segments and three categories of the type of work performed.

	Motion Control Year ended June 30,		Rotary Drive Year ended June 30,
	2004	2003	2004	2003
Technology research and development	$ 216,000	$ 371,000	$ 130,000	$ 122,000
Design development	433,000	236,000	710,000	857,000
Process development	72,000	68,000	450,000	245,000
Total research and development	721,000	675,000	1,290,000	1,224,000
Less: amounts recognized as COS	----	----	(221,000)	(442,000)
Net research and development expense	$ 721,000	$ 675,000	$ 1,069,000	$ 782,000

The disclosure of customer names, project status and economic impact of projects that are fundamental to the Company's business strategy is prohibited in many cases by confidentiality agreements.

Income from operations and margin.  The Company's consolidated income from operations for the year ended June 30, 2004 increased 500% to $1,834,000 compared to $306,000 for 2003.  This increase is due to an increase in sales level, a more profitable sales mix and better control of expenses throughout the Company.  Income from operations as a percentage of sales increased to 12.9% in 2004 compared to 2.6% for 2003.  Operating Profit increases are due to the richer product mix favoring medical products and a significant increase in the sales of high margin motion control products.

Operating Profit by segment was as follows:

	2004	2003	Increase
Rotary Drives	1,566,000	400,000	292%
Motion Control	1,008,000	732,000	38%
Corporate	(741,000)	(826,000)	10%
Total	$1,833,000	$306,000	499%

          Royalties and Other Income.  The Company received $98,000 in royalty payments in 2004, compared to none in the prior year as the shipments under which royalty payments were based began in 2004.

Net Interest Expense.  Net interest expense was $51,000 in the year ended June 30, 2004 compared to $87,000 for the year ended June 30, 2003.  The decrease in net interest expense resulted primarily from decreases in interest rates on Company debt and decreases in outstanding balances of the Company's debt.

Income tax provision.  The Company's effective income tax rate is 41% for the year ended June 30, 2004, compared to 48% for the year ended June 30, 2003.  The Company's effective income tax rate in 2004 was reduced compared to 2003 as the taxes related to the 2001 subsidiary divestiture proceeds were recorded in 2003 with no further effect in 2004.

In the year ended June 30, 2003, management recorded a deferred tax valuation allowance of $227,000.  There was no change in the allowance as of June 30, 2004.  The valuation allowance has been provided for state tax credits, as management believes that the amount of future state taxable income necessary to utilize these credits is not more likely than not to be realized.  Net realizable deferred tax assets could be reduced if estimates of future profitability are reduced or if future changes in the ownership of the Company occur.

            As part of the process of preparing its consolidated financial statements, the Company is required to estimate its income taxes in each of the jurisdictions in which we operate. This process involves the Company estimating its actual current tax liabilities together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes.  These differences result in deferred tax assets and liabilities, which are included within the Company's consolidated balance sheet. The most significant tax assets are future deductions from the amortization of intangibles over the next ten years.  Tax assets also result from net operating losses and research and development tax credits. The Company must then assess the likelihood that its deferred tax assets will be recovered from future taxable income and to the extent management believes that recovery is not likely, the Company must establish a valuation allowance. To the extent a valuation allowance or increase this allowance is established a in a period, the impact will be included in the tax provision in the statement of operations.

            Net Income.  The Company had net income of $1,120,000 or $0.13 per share, basic and $0.12 per share diluted for the year ended June 30, 2004 compared to net income of 133,000 or $0.02 per share basic and $0.01 per share diluted for the year ended June 30, 2003.  This increase is due to the richer product mix favoring medical products, a significant increase in the sales of high margin motion control products and the beginning of the royalty payments in 2004.

Liquidity and Capital Resources

The following table presents selected financial statistics and information for the periods indicated:

	Year ended June 30,
	2004	2003
Cash and cash equivalents	$2,070,000	$795,000
Net cash provided by (used in) operations	$2,054,000	$503,000
Working Capital[1]	$5,795,000	$4,584,000
Credit Line outstanding balance	$0	$432,000
Tangible book value/common share[2]	$0.85	$0.72
Number of days of sales outstanding (DSO) in accounts receivable at end of quarter[3]	59	50

1 Working Capital = Ending Current Assets balance - Ending Current liabilities balance

2 Tangible book value/common share = (Total shareholders' equity - Goodwill)/(basic outstanding shares)

3 DSO = Ending Net Accounts Receivable balance/(Previous Quarter Sales/91)

The Company's working capital at June 30, 2004 increased to approximately $5.8 million compared to approximately $4.6 million at June 30, 2003 as cash generated from operations was primarily maintained for future investments and general corporate purposes.  Cash Flow provided by Operations was $2,054,000 in the year ended June 30, 2004 compared to $503,000 for the year ended June 30, 2003.  Cash was provided through increasing the Company's profitability levels and maintaining low expenditure levels. Management believes that the Company's working capital needs over the next twelve months can be adequately supported by current operations.

The Company's backlog decreased from $5.1 million at June 30, 2004 compared to $5.5 million at June 30, 2003.  The decreased backlog is due to the Company transitioning to a royalty payment agreement from a manufacturing agreement for its HealOzone product and the timing of the receipt of long-term blanket purchase orders.  The backlog is expected to be fully shipped over the next twelve months.

The former subsidiaries of the Company, Micro Motors and OMS, entered into a credit facility with Wells Fargo Business Credit Inc. (WFBCI) in May 2002 for borrowings up to the lesser of $3,000,000 or the total of the eligible accounts receivable.  The credit facility was to expire May 2005 and required monthly interest payments at the prime rate plus 1.00% to 1.75% based on outstanding borrowings, with a minimum interest charge of $12,500 per quarter.  The outstanding borrowings were secured by all assets of the Company's two subsidiaries, Micro Motors and OMS, and were guaranteed by the Company.

In October 2003, the credit facility with WFBCI was ended and refinanced with a more favorable facility by Wells Fargo Bank, N.A. (Wells Fargo) for borrowings up to the lesser of $2,000,000 or the total of the eligible accounts receivable.  The credit facility expires in October 2004 and requires monthly interest payments at the prime rate (4.00% at June 30, 2004) or LIBOR (1.375% (1 month) to 1.625% (three month) at June 30, 2004)  plus 2.75% based on outstanding borrowings, with a no minimum interest charge.  The outstanding borrowings are secured by all assets of the Company, and are guaranteed by the Company.  There was no outstanding balance under the terms of this credit facility as of June 30, 2004.  The total additional eligible borrowing capacity based on the receivables balances at June 30, 2004 was $1,690,000.

The subsidiary merger will have no impact on the credit facility as the assets of the subsidiaries merged into the Company, which was the credit facility guarantor.

There are certain financial and non-financial covenants that the Company must meet to be in compliance with the terms of the credit facility.  At June 30, 2004 the Company was in compliance with all covenants.

In September 2002, the Company's Board of Directors authorized the repurchase on the open market of up to 500,000 shares of the Company's outstanding Common Stock, subject to compliance with applicable laws and regulations.  There is no requirement that the Company repurchase all or any portion of such shares.  The maximum total value of the repurchase is not to exceed $500,000.  This repurchase is to be financed with cash generated by operations.  From the inception of the repurchase authorization through the year end date of June 30, 2003, the Company repurchased 75,700 shares of Common Stock for $43,741, at an average price of $0.58 per share.  No additional shares were repurchased in 2004.  The stock repurchase plan is currently inactive as the market value per common share has remained above $1.25.

At June 30, 2004, the Company had cash and cash equivalents of $2,070,000.  The Company believes that its cash and cash equivalents on hand at June 30, 2004, together with cash flows from operations, if any, and amounts available under the credit facility, will be sufficient to meet its working capital and capital expenditure requirements for fiscal 2005.

Impact of Inflation and Changing Prices

            The industries in which the Company competes are labor intensive, often involving personnel with high-level technical or sales skills. Wages and other expenses increase during periods of inflation and when shortages in the marketplace occur. In addition, suppliers pass along rising costs to the Company in the form of higher prices. To some extent, the Company has been able to offset increases in operating costs by increasing charges, expanding services and implementing cost control measures. Nevertheless, the Company's ability to increase prices is limited by market conditions, including international competition in many of the Company's markets.

Item 7.   Financial Statements

       The financial statements and supplemental data of the Company may be found in this Report on the pages indicated below.

Item 8.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On October 16, 2003, the Company dismissed McGladrey & Pullen, LLP ("McGladrey") as its independent accountant.   The reports of McGladrey on the Company's financial statements for the past two fiscal years contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.  The Company's decision to change accountants was approved by its Audit Committee.  In connection with its audits for the two fiscal years preceding and through October 16, 2003, there had been no disagreements with McGladrey on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of McGladrey would have caused them to make reference thereto in their report on the financial statements for such years.  During the two most recent fiscal years and through October 16, 2003, there have been no reportable events (as defined in Regulation S-B Item 304(a)(1)(iv)).   McGladrey furnished the Company with a letter addressed to the SEC stating that it agrees with the above statements.    The Company's Audit Committee approved the engagement of Moss Adams, LLP ("Moss Adams") as its new independent accountant, for the fiscal year ending June 30, 2004 to replace McGladrey. During the two fiscal years preceding and through October 16, 2003, the Company has not consulted with Moss Adams regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company's financial statements; or (ii) any matter that was either the subject of a disagreement, as that term is defined in Item 304(a)(1)(iv) of Regulation S-B and the related instructions to Item 304 of Regulation S-B, or a reportable event, under Item 304(a)(1)(iv) of Regulation S-B. The Company has authorized McGladrey to respond fully to any inquiries from Moss Adams relating to its engagement as Company's independent accountant.

Item 8A.   Controls and Procedures.

The Chief Executive Officer and Chief Financial Officer (the principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of June 30, 2004 ("Evaluation Date"), that the design and operation of the Company's "disclosure controls and procedures" (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")) are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by the Company under the Exchange Act is accumulated, recorded, processed, summarized and reported to its management, including its principal executive officer and its principal financial officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

During the quarter ended June 30, 2004, there were no changes in the Company's internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

Item 8B.   Other Information.

 None.

PART III

Item 9.   Directors and Executive Officers of the Registrant

       Information concerning the Company's Directors and Executive Officers is incorporated by reference from the information contained in the Company's definitive Proxy Statement for the Company's 2004 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended June 30, 2004 (the "Proxy Statement").

Item 10.   Executive Compensation

       Information required by this Item is incorporated by reference from the section entitled "Compensation of Executive Officers and Management" contained in the Proxy Statement.

Item 11.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

       Information required by this Item is incorporated by reference from the section entitled "Security Ownership of Certain Beneficial Owners and Management" contained in the Proxy Statement.

Item 12.   Certain Relationships and Related Transactions

       Information required by this Item is incorporated by reference from the information contained in the section entitled "Certain Relationships and Related Transactions" contained in the Proxy Statement.

Item 13.   Exhibits and Reports on Form 8-K

(a)         Exhibits (1)

(b)        Reports on Form 8-K:

Form 8-K        Filed May 4, 2004 concerning the announcement of financial performance for the quarter ended March 31, 2004.

(1)        See Exhibit Index

Item 14.   Principal Accountant Fees and Services

Information required by this Item is incorporated by reference from the information contained in the section entitled "Principal Accountant Fees and Services" contained in the Proxy Statement.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Pro Dex, Inc.:

We have audited the accompanying consolidated balance sheets of Pro Dex, Inc. and Subsidiaries (the Company) as of June 30, 2004 and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pro Dex, Inc. and Subsidiaries as of June 30, 2004, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Moss Adams LLP
Los Angeles, California
August 23, 2004

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Pro-Dex, Inc.
Santa Ana, California

We have audited the accompanying consolidated statements of operations, shareholders' equity and cash flows for the year ended June 30, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of their operations and their cash flows for the year ended June 30, 2003, in conformity with accounting principles generally accepted in the United States of America.

As described in Note 2 to the financial statements, effective July 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets"

McGladrey & Pullen, LLP
August 8, 2003
Irvine, CA

PRO-DEX, INC. and SUBSIDIARIES
BALANCE SHEET
June 30, 2004

ASSETS
Current assets:
Cash and cash equivalents	$2,070,000
Accounts receivable, net of allowance for doubtful
accounts of $40,000	2,370,000
Inventories, net	2,542,000
Prepaid expenses	76,000
Deferred income taxes	793,000
Total current assets	7,851,000

Equipment and leasehold improvements, net	1,030,000

Other assets:
Goodwill	1,110,000
Deferred income taxes	788,000
Other	16,000
Total other assets	1,914,000
Total assets	$10,795,000

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long term debt to shareholder	$70,000
Accounts payable	397,000
Accrued expenses	780,000
Income taxes payable	809,000
Total current liabilities	2,056,000

Long-term debt to a shareholder, net of current portion	75,000

Total liabilities	2,131,000

Commitments and contingencies
Shareholders' equity:
Series A convertible preferred shares; no par value; liquidation preference of $3.60 per share; 10,000,000 shares authorized;
78,129 shares issued and outstanding	283,000
Common shares; no par value; 50,000,000 shares authorized;
8,858,600 shares issued and outstanding,	15,075,000
Accumulated deficit	(6,669,000)
8,689,000

Receivable for stock purchase	(25,000)

Total shareholders' equity	8,664,000

Total liabilities and shareholders' equity	$10,795,000

 See notes to consolidated financial statements.

PRO-DEX, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Years ended June 30

	2004	2003

Net sales	$14,200,000	$11,990,000

Cost of sales	7,395,000	7,075,000
Gross profit	6,805,000	4,915,000

Operating expenses:
Selling	857,000	710,000
General and administrative expenses	2,325,000	2,410,000
Research and development costs	1,790,000	1,457,000
Amortization	-	32,000
Total operating expenses	4,972,000	4,609,000

Income from operations	1,833,000	306,000

Other income (expense):
Other income, net	22,000	36,000
Royalty income	98,000	-
Interest (expense)	(51,000)	(87,000)
Total	69,000	(51,000)

Income before income taxes provision	1,902,000	255,000

Income taxes provision	782,000	122,000
Net income	$1,120,000	$133,000

Net Income per share:
Basic	$0.13	$0.02
Diluted	$0.12	$0.01

Weighted average shares outstanding - basic	8,799,477	8,743,575
Weighted average shares outstanding - diluted	9,327,423	9,040,893

See notes to consolidated financial statements.

PRO-DEX, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
Years ended June 30

	Preferred Shares		Common Shares
						Receivable
	Number		Number		Accumulated	for Stock
	of Shares	Amount	of Shares	Amount	Deficit	Purchase	Total

Balance 2002	78,129	$283,000	8,787,300	$15,033,000	$(7,922,000)	$(76,000)	$7,318,000

Stock Based Compensation	-	-	-	10,000	-	-	10,000

Treasury stock purchased	-	-	(75,700)	(44,000)			(44,000)
Services Received	-	-	-	-	-	25,000	25,000

Net Income	-	-	-	-	133,000	-	133,000

Balance 2003	78,129	$283,000	8,711,600	$14,999,000	$(7,789,000)	$(51,000)	$7,442,000

Warrants exercised	-	-	65,000	35,000	-	-	35,000
Options exercised	-	-	82,000	41,000	-	-	41,000
Services received	-	-	-	-	-	26,000	26,000

Net Income	-	-	-	-	1,120,000	-	1,120,000

Balance 2004	78,129	$283,000	8,858,600	$15,075,000	$(6,669,000)	$(25,000)	$8,664,000

See notes to consolidated financial statements.

PRO-DEX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended June 30

	2004	2003
Cash Flows from Operating Activities:
Net Income	$1,120,000	$133,000
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	362,000	375,000
Provision for doubtful accounts	10,000	4,000
Reserve for obsolete inventory	(83,000)	(200,000)
Stock based compensation	25,000	35,000
Deferred taxes	22,000	177,000
Changes in:
(Increase) in accounts receivable	(760,000)	(4,000)
Decrease in inventories	376,000	289,000
Decrease in prepaid expenses	38,000	3,000
Decrease in other assets	5,000	17,000
Increase (Decrease) in accounts payable and accrued expenses	159,000	(584,000)
Decrease in income taxes receivable	-	330,000
Increase (Decrease) in income taxes payable	780,000	(72,000)
Net Cash provided by Operating Activities	2,054,000	503,000

Cash Flows From Investing Activities:
Proceeds from sale of discontinued operations	-	790,000
Proceeds from sale of equipment	-	6,000
Purchases of equipment and leasehold improvements	(352,000)	(364,000)

Net Cash provided by (used in) Investing Activities	(352,000)	432,000

Cash Flows from Financing Activities:
Principal payments on long-term shareholder borrowings	(71,000)	(126,000)
Net (payments) on line of credit	(432,000)	(206,000)
Additional paid in capital	76,000	-
Common stock repurchases	-	(44,000)

Net Cash (used in) Financing Activities	(427,000)	(376,000)

Net Increase in Cash and Cash Equivalents	1,275,000	559,000
Cash and Cash Equivalents, beginning of period	795,000	236,000

Cash and Cash Equivalents, end of period	$2,070,000	$795,000

Supplemental Information

Cash payments for interest	$51,000	$110,000

Cash payments (refunds) for income taxes	$(15,000)	$(313,000)

See notes to consolidated financial statements.

PRO-DEX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004 and 2003

NOTE 1 - DESCRIPTION OF BUSINESS

Pro-Dex, Inc. ("Pro-Dex" or the "Company") is a Colorado corporation, organized in 1978, currently conducting business at two locations.  The Santa Ana, California location designs, develops and manufactures electric, air, and battery powered rotary drive systems for the medical device industry, electric and air devices for the dental industry, and miniature pneumatic motors for industrial applications.  The Beaverton, Oregon location designs and manufactures embedded multi-axis motion controllers used to regulate the motion of servo and stepper motors, predominantly for the semiconductor and medical analysis equipment industries.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

            The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries.  All significant inter-company accounts and transactions, if any, have been eliminated.  There was one subsidiary of the Company as of June 30, 2004:  Pro-Dex Management Inc.   Pro-Dex Management Inc. is a non-operating subsidiary that is the surviving legal entity after the 2001 asset sales.  At June 30, 2003, the Company had four subsidiaries:  Micro Motors Inc., Oregon Micro Systems Inc. Pro-Dex Management Inc., and PDMI subsidiary B, Inc.

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

 Management recognizes shipping costs as incurred as a part of the costs sales.  The Company incurred shipping charges of approximately $89,000 and $112,000 for the years ended June 30, 2004 and 2003, respectively.

Cash and Cash Equivalents

The Company considers highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Accounts Receivable

Trade receivables are carried at original invoice amount less an estimate made for doubtful accounts based on a review of all outstanding amounts on a monthly basis.  Management determines the allowance for doubtful accounts by identifying troubled accounts and using historical experience applied to an aging of accounts.  Trade receivables are written off when deemed uncollectable.  Recoveries of trade receivables previously written off are offset against the allowance when received.

            A trade receivable is considered to be past due if any portion of the receivable balance is outstanding for more than 90 days.  Interest is not typically charged on trade receivables.  Changes in allowance for doubtful accounts as of June 30, 2004 and 2003 were as follows:

	2004	2003
Balance at the beginning of the year	$ 30,000	$ 26,000
Provision charged to income, net of recoveries of $0 in 2004, and $19,000 in 2003	10,000	4,000
Balance at the end of the year	$ 40,000	$ 30,000

Stock Options and Warrants

Accounting for Stock-based Compensation

The Company accounts for stock-based employee compensation under the requirements of Accounting Principles Board (APB) Opinion No. 25, which does not require compensation to be recorded if the consideration to be received is at least equal to fair value at the measurement date.  Nonemployee stock-based transactions are accounted for under the requirements of the Financial Accounting Standards Board's Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, which requires compensation to be recorded based on the fair value of the securities issued or the services received, whichever is more reliably measurable.

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

      The fair value of each grant is estimated at the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions: no dividend rate for all years; price volatility of 62% to 77% in 2004, of 67% to 73% in 2003; risk-free interest rates of approximately 2.5% to 4.0% in 2004 and 2.8% to 4.1% in 2003; and expected lives of five years.

The following table illustrates the effect on net income and earnings per share had compensation cost for employee stock-based compensation been determined based on the grant date fair values of awards for the year ended June 30, 2004 and 2003, respectively.

		2004	2003
Net income as reported:		$ 1,120,000	$ 133,000
	Add stock-based employee compensation expense included in reported net income, net of related tax effects	---	---
	(Deduct) total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(70,000)	(24,000)
Pro-forma net income:		$ 1,050,000	$ 109,000

Basic earnings per share:	As reported	$ 0.13	$ 0.02
	Pro forma	$ 0.12	$ 0.01

Diluted earnings per share:	As reported	$ 0.12	$ 0.01
	Pro forma	$ 0.11	$ 0.01

Inventories

       Inventories are stated at the lower of cost (the first-in, first-out method) or market and consist of the following:

Raw materials	$ 1,068,000
Work in process	242,000
Development costs under contract	23,000
Finished goods	1,517,000
Total	2,850,000
Reserve for slow moving items	(308,000)
Total inventories, net	$ 2,542,000

Changes in reserve for slow moving inventory as of June 30, 2004 were as follows:

Balance at the beginning of the year	$ 392,000
Inventory disposed	(84,000)
Balance at the end of the year	$ 308,000

Changes in allowance for warranty expense as of June 30, 2004 and 2003 were as follows:

	2004	2003
Balance at the beginning of the year	$ 30,000	$ 28,000
Provision charged to income	10,000	2,000
Balance at the end of the year	$ 40,000	$ 30,000

General warranty expense for the years ended June 30, 2004 and June 30, 2003 was $50,000 and $26,000 respectively.  The increase was due to higher value of warranty parts reflecting the higher value of parts in the 2004 sales mix.

Equipment and Leasehold Improvements

       Equipment and leasehold improvements are recorded at cost and consist of the following:

Equipment	$ 3,426,000
Leasehold Improvements	151,000
Total Cost	3,577,000

Accumulated Depreciation	(2,547,000)
Total Equipment and leasehold improvements, net	$ 1,030,000

Depreciation is provided using the straight-line method over the estimated useful lives of the assets as follows: equipment -- 3-10 years; leasehold improvements -- are depreciated over the shorter of the term of the lease or their estimated useful lives.

Goodwill

On July 1, 2002 the Company adopted SFAS No. 142 "Goodwill and Other Intangible Assets."  SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142.

In accordance with the requirements of SFAS No. 142, the Company has recorded no impairment charge in 2003 or 2004.  The Company prepares its annual impairment testing on April 1 of each year.  The Company has compared the estimated carrying value of the Santa Ana location with the estimated fair value of the operations there and determined that none of the goodwill recorded as of April 1, 2004 was impaired.  Additionally, during the quarter ended June 30, 2004, management determined that there are no events or circumstances which have occurred that would indicate an impairment of the goodwill had occurred.  There is no associated goodwill remaining with the Beaverton location.

Stock Repurchase Plan

In September 2002, the Company's Board of Directors authorized the repurchase on the open market of up to 500,000 shares of the Company's outstanding Common Stock, subject to compliance with applicable laws and regulations.  There is no requirement that the Company repurchase all or any portion of such shares.  The maximum total value of the repurchase is not to exceed $500,000.  The maximum price per share that can be paid is $1.25.  The repurchase is to be financed with cash generated by operations.  From the inception of the repurchase authorization through the year-end date of June 30, 2003, the Company repurchased 75,700 shares of Common Stock for $43,741, at an average price of $0.58 per share.  No additional shares were repurchased in the twelve months ended June 30, 2004.  The stock repurchase plan is currently inactive as the market value per common share has remained above $1.25.

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

Earnings per Share

            Basic earnings per common share data has been computed on the basis of the weighted-average number of common shares outstanding during each period presented.  Diluted per share amounts assume the conversion, exercise or issuance of all potential common stock instruments unless the effect is to increase the income per common share from continuing operations.

Fair Value of Financial Instruments

            The method and assumptions used to estimate the fair value of notes payable, if any, which approximates the carrying value, is based on interest rates for instruments with similar terms and remaining maturities.

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

The second type of research and development effort is the work performed for and funded by specific customers under the terms of a formal research and development agreement.  These efforts are generally for specific modifications to the generic products developed by the Company-funded research.  These projects typically take place within twelve months of the generic development work being completed.  The Company recognizes revenue under these research and development agreements as certain deliverables are met as specified in each development contract.  The research and development costs associated with these efforts are capitalized as inventory and recognized as costs of sales (COS) when the contracted deliverable is made, matching the cost to the revenue and reducing the performance and collection risk to the Company.  Customer funded research and development provided $426,000 and $892,000 in revenue in the years ended June 30, 2004 and June 30, 2003, respectively.  In the year ended June 30, 2004, $221,000 was recognized as COS, and was $442,000 recognized as cost of goods sold in the year ended June 30, 2003.

The following table segments the Company's research and development efforts for the year ended June 30, 2004 and June 30, 2003 into two segments and three categories of the type of work performed.

	Motion Control Year ended June 30,		Rotary Drive Year ended June 30,
	2004	2003	2004	2003
Technology research and development	$ 216,000	$ 371,000	$ 130,000	$ 122,000
Design development	433,000	236,000	710,000	857,000
Process development	72,000	68,000	450,000	245,000
Total research and development	721,000	675,000	1,290,000	1,224,000
Less: amounts recognized as COS	----	----	(221,000)	(442,000)
Net research and development expense	$ 721,000	$ 675,000	$ 1,069,000	$ 782,000

NOTE 3 - LINE OF CREDIT

The Company entered into a credit facility with Wells Fargo Business Credit Inc. (WFBCI) in May 2002 for borrowings up to the lesser of $3,000,000 or the total of the eligible accounts receivable.  The terms of the credit facility were to expire May 2005 and required monthly interest payments at the prime rate plus 1.00% to 1.75% based on outstanding borrowings, with a minimum interest charge of $12,500 per quarter.  The outstanding borrowings were secured by all assets of the Company and were guaranteed by the Company.

In October 2003, the credit facility with WFBCI was ended and refinanced with a more favorable facility by Wells Fargo Bank, N.A. (Wells Fargo) for borrowings up to the lesser of $2,000,000 or the total of the eligible accounts receivable.  The terms of the credit facility expire in October 2004 and require monthly interest payments at the prime rate (4.00% at June 30, 2004) or LIBOR (1.375% (1 month) to 1.625% (three months) at June 30, 2004) plus 2.75% based on outstanding borrowings, with a no minimum interest charge.  The outstanding borrowings are secured by all assets of the Company, and are guaranteed by the Company.  There was no outstanding balance under the terms of this credit facility as of June 30, 2004.  The total additional eligible borrowing capacity based on the receivables balances at June 30, 2004 was $1,690,000.

There are certain financial and non-financial covenants that the Company must meet to be in compliance with the terms of the credit facility.  At June 30, 2004 the Company was in compliance with all covenants.

NOTE 4 - LONG TERM DEBT TO SHAREHOLDER

Long-term debt is comprised of a $400,000 Not to Compete liability offset by a $243,000 Note Receivable asset.  The interest rate on both is 7% annually.  The Note Receivable is collateralized by the Not to Compete liability.  This debt is subordinated to the line of credit with Wells Fargo.  The following tables summarize the remaining net principal values of these instruments classified as debt at June 30, 2004:

Total Not to Compete payable	$ 400,000
Less: interest portion	30,000
Net Not to Compete payable	$ 370,000

Total Note Receivable	$ 243,000
Less: interest portion	18,000
Net Note Receivable	$ 225,000

Net Not to Compete payable	$ 370,000
Less: Net Note Receivable	225,000
Total Net Debt to shareholder	$ 145,000

The following table is a summary of the remaining net principal values of these instruments classified as long-term debt:

Unsecured Net Debt to a shareholder, bearing interest at 7%, net payments of $19,600 quarterly, including interest to June 30, 2006	$ 145,000
Less net current portion	70,000
Net Long-term debt	$ 75,000

NOTE 5 - COMMITMENTS AND CONTINGENCIES

The Company leases its existing office and warehouse facilities from unrelated parties.  The Santa Ana lease expires in July 2006 and the Beaverton lease expires in October 2007.  These leases generally require the Company to pay insurance, taxes, and other expenses related to the leased space.  Total rent expense in 2004 and 2003 was $265,000 and $264,000, respectively.  Future minimum lease payments for the years ending June 30 are:

2005	266,000
2006	267,000
2007	113,000
2008	38,000
Total	$684,000

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

NOTE 6 - Income Taxes

The income taxes provision (credits) for the years ended June 30, 2004 and 2003 is as follows:

	2004	2003
Current taxes provision (credits)	$760,000	$(55,000)
Deferred taxes provision	22,000	177,000
Income taxes provision	$782,000	$122,000

A reconciliation of expected tax to the amount computed by applying the federal statutory income tax rates to income before income taxes is as follows:

	Years ended June 30
	2004	2003
Federal income taxes provision, computed at the statutory rate	$666,000	$87,000
State income taxes	88,000	13,000
Non-deductible items	4,000	4,000
Other	24,000	18,000
	$782,000	$122,000

Deferred income tax assets and liabilities in the accompanying consolidated balance sheet at June 30, 2004 consisted of the following:

Assets:
Accrued expenses	$127,000
Intangible assets	893,000
Inventories	199,000
Net operating loss carry forward	60,000
Income tax credit carry forward	633,000
Total	1,912,000
Less Valuation Allowance	(227,000)
Total deferred tax assets	1,685,000

Liabilities: Depreciation	(104,000)

Net deferred tax assets	$1,581,000

The Company has net operating loss carry forwards of $2,012,000 for State income tax purposes.  State loss carry forwards begin to expire in 2012.  Tax credit carry forwards totaling $325,000 for federal tax purposes expire beginning in 2018.  The components giving rise to the net deferred tax assets described above have been included in the accompanying balance sheet as of June 30, 2004 and 2003 as follows:

Non-current assets	$ 793,000
Current assets	788,000
Net deferred tax assets	$ 1,581,000

The valuation allowance for deferred tax assets as of June 30, 2004 and 2003 was $227,000.  Net realizable deferred tax assets could be reduced if estimates of future profitability are reduced or if future changes in the ownership of the Company occur.

NOTE 7 - SHAREHOLDERS' EQUITY

Stock Options

The Board of Directors and the shareholders of the Company have approved and adopted two stock option plans, pursuant to which options to purchase an aggregate of 2,000,000 shares of common stock that may be granted to officers, directors, and employees of the Company. There are 496,595 shares remaining in the option plans that are available for grant in future years.  Transactions involving the Company's stock options for the years ended June 30, 2004 and 2003 are summarized as follows:

	2004		2003
Fixed Options	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price
Outstanding at beginning of year	1,363,405	$1.11	1,619,505	$1.28
Granted	185,000	1.82	460,000	0.64
Exercised	(82,000)	0.50	- -	- -
Forfeited	(25,000)	1.16	(716,100)	1.13
Outstanding at end of year	1,441,405	$1.24	1,363,405	$1.11

Exercisable at end of year	1,023,955	$1.28	843,063	$1.22
Weighted-average fair value per
Option granted during the year		$1.07		$0.20

A further summary concerning fixed options outstanding June 30, 2004, is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price

$0.35 to $0.66	278,000	8.1 years	$0.42	218,000	$0.40
$0.80 to $1.12	559,900	7.4 years	0.86	367,450	0.87
$1.40 to $2.06	335,000	8.1 years	1.69	170,000	1.64
$2.12 to $2.75	268,505	4.4 years	2.32	268,505	2.32

	1,441,405	7.2 years	$ 1.24	1,023,955	$1.28

The option plans are substantially similar, call for vesting as approved by the Board of Directors, and allow for the options to be outstanding for a period of up to ten years.

Stock Warrants

In prior years, the Company issued warrants to acquire shares of common stock. At June 30, 2004, warrants to acquire 262,000 shares of common stock were outstanding. These warrants are fully vested, have a weighted-average exercise price of $1.42, and a weighted-average remaining life 3.0 years.  In August, 2003, warrants representing 65,000 common shares were exercised in full at a price of $0.54 for a total of $35,100.

Preferred Shares

Holders of Series A preferred shares have no voting, dividend, or redemption rights. In the event of liquidation or dissolution, preferred shareholders are entitled to receive $3.60 per share. Each preferred share is convertible into one common share at the option of the holder.  To date, no Series A preferred shares have been converted.

NOTE 8 -BUSINESS DIVESTITURES AND DISCONTINUED OPERATIONS

 On June 12, 2001, the Company sold substantially all of the assets of its wholly owned subsidiaries, Biotrol International, Inc. and Challenge Products, Inc. to Young Colorado, LLC, for a purchase price of $9,100,000. The assets sold comprised the Company's line of infection control and preventive chemical products for the dental industry.  The Company received $688,000 of the remaining escrow balance of $790,000 in the quarter ending September 30, 2002, and the final $122,000 was received in October 2002, resulting in no additional gain or loss, completing the distribution of funds in escrow.

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

There are two reportable segments within Pro-Dex: Rotary Drives (formerly Micro Motors) and Motion Control (formerly Oregon Micro Systems). The accounting policies applied to determine the segment information are the same as those described in the summary of significant accounting policies. Interest expense is allocated based upon the specific identification of debt incurred by the individual segment. Corporate overhead, the provision for income taxes, and loss from discontinued operations are included in corporate profit, and are not allocated to the individual reported segments.  Intersegment sales and transfers are accounted for at amounts that management believes provides the transferring segment with fair compensation for the products transferred, considering their condition, market demand, and, where appropriate, a reasonable profit that recognizes which segment will be responsible for marketing costs.  Management evaluates the performance of each segment based on operating income (loss) before interest, other income and income taxes.

Operating Segment data for 2004 and 2003 is as follows (in thousands):

2004	Rotary Devices	Motion Control	Corporate	Total
Sales to external customers	$10,900	$3,300	--	$14,200
Depreciation and amortization	306	56	--	362
Interest expense	49	2	--	51
Segment operating profit (loss)	1,566	1,008	(741)	1,833
Segment assets	6,781	2,415	1,599	10,795
Goodwill	1,110	--	--	1,110
Expenditure for segment assets	278	74	--	352

2003	Rotary Devices	Motion Control	Corporate	Total
Sales to external customers	$9,281	$2,709	--	$11,990
Depreciation and amortization	298	77	--	375
Interest expense	87	--	--	87
Segment operating profit (loss)	400	732	(826)	306
Segment assets	5,918	1,376	1,810	9,104
Goodwill	1,110	--	--	1,110
Expenditure for segment assets	298	66	--	364

Note 10 - Net INCOME per share

            The following table reconciles the weighted average shares outstanding for basic and diluted net income per share for the years ended June 30 as indicated.

	2004	2003
Net income	$ 1,120,000	$ 133,000
Basic net income per common share:
Weighted average of common shares outstanding	8,799,477	8,743,575
Basic net income per common share	$ 0.13	$ 0.02

Diluted net income per share:
Weighted average of common shares outstanding	8,799,477	8,743,575
Effect of potentially dilutive securities (options)	394,486	194,940
Effect of potentially dilutive securities (warrants)	55,331	24,249
Effect of potentially dilutive securities (convertible Preferred Shares)	78,129	78,129
Weighted average number of common shares outstanding - Diluted	9,327,423	9,040,893
Diluted net income per common share	$ 0.12	$ 0.01

Note 11 - MAJOR CUSTOMERS

The Company had one Major Customer (defined as a customer that represents greater than 10% of the Company's total revenues) in each of the years ended June 30, 2003 and 2004.  The 10% customer was a different customer in 2004 and 2003.   Net sales to the Major Customer in 2004 amounted to $2,480,000 and at June 30, 2004 the accounts receivable included a balance of $335,000 due from this Major Customer.  Net sales to the Major Customer in 2003 amounted to $1,323,000 and at June 30, 2003 the accounts receivable include a balance of $14,000 due from that Major Customer.

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

2.4 [x]	Merger agreement of Micro Motors Inc. into Pro-Dex Inc. dated June 28, 2004
2.5 [x]	Merger agreement of Oregon Micro Systems Inc. into Pro-Dex Inc. dated June 28, 2004
2.6 [x]	Merger agreement of PDMI Subsidiary B Inc. into Pro-Dex Management Inc. dated June 28, 2004
3.1	Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to Pro-Dex, Inc. Registration Statement No. 33-74397).
3.2	Bylaws (incorporated herein by reference to Exhibit 3.2 to Pro-Dex, Inc. Registration Statement No. 33-74397).
10.16

Prophy Ring Patent License Agreement dated and effective July 1, 1993 between Challenge Products, Inc. and Charles L. Bull (incorporated herein by reference to Exhibit 10.17 to Pro-Dex, Inc. Registration Statement No. 33-74397).

10.17*	1994 Employees Stock Option Plan
10.18*	1994 Directors Stock Option Plan as amended
10.19*	2004 Employees Stock Option Plan Charter (incorporated herein by reference to Company's Form S-8 filed January 23, 2004).
10.20*	2004 Directors Stock Option Plan Charter (incorporated herein by reference to Form S-8 filed January 23, 2004).
10.26	Audit Committee Charter (incorporated herein by reference to Company's Form 10-KSB filed October 1, 2002).
10.27	Real Property Sale by Challenge subsidiary (PDMI subsidiary C) Settlement Statement (incorporated herein by reference to Company's Form 10-KSB filed October 1, 2002).
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

10.30	Micro Motors Credit and Security Agreements with WFBCI (incorporated herein by reference to Company's Form 10-KSB filed October 1, 2002).
10.31	OMS Credit and Security Agreements with WFBCI (incorporated herein by reference to Company's Form 10-KSB filed October 1, 2002).
10.32	Promissory Note receivable from Ronald G. Coss
10.33* [x]	Employment agreement as amended with Patrick Johnson dated April 3, 2000, amended September 6, 2002
21.00 [x]	List of Subsidiaries
21.01

During the fiscal year ended June 30, 2004, the Company's wholly owned subsidiaries, Micro Motors, Inc., a Colorado corporation, and Oregon Micro Systems, Inc., an Oregon corporation, were merged into the Company and PDMI subsidiary B, a Delaware corporation merged into Pro-Dex Management Inc., a California Corporation and wholly owned subsidiary of the Company.

23.1 [x]	Consent Letter of McGladrey & Pullen LLP
23.2 [x]	Consent Letter of Moss Adams LLP
31.1 [x]	Certification of the Chief Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 [x]	Certification of the Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32 [x]	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

/ s / Patrick Johnson	September 27, 2004
---------------------------------	------------------------------------
Patrick Johnson	Date
President and Chief Executive Officer
(Principal Executive Officer)

/ s / Jeffrey J. Ritchey	September 27, 2004
---------------------------------	-------------------------------------
Jeffrey J. Ritchey	Date
Treasurer, Chief Financial Officer & Secretary
(Principal Financial and Accounting Officer)

/ s / George J. Isaac	September 27, 2004
----------------------------------	----------------------------------------
George J. Isaac	Date
Director

/ s / Mark P. Murphy	September 27, 2004
---------------------------------	---------------------------------------
Mark P. Murphy	Date
Director

/ s / Michael Mesenbrink
---------------------------------	September 27, 2004
Michael Mesenbrink	----------------------------------------
Director	Date

/ s / Valerio Giannini
---------------------------------	September 27, 2004
Valerio Gianinni	----------------------------------------
Director	Date