Form 10QSB
period 2004-09-30
PRO DEX INC
filed 2004-11-15
CIK 788920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-QSB

[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Issuer's telephone number: 714-241-4411

Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.    Yes [X] No [ ]

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock outstanding as of the latest practicable date:  8,995,593 shares of Common Stock, no par value, as of November 1, 2004.

Transitional Small Business Disclosure Format:        Yes [  ] No [X]

Item 1.      Financial Statements

PRO-DEX, INC. and SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,2004 (unaudited)	June 30,2004 (audited)
ASSETS
Current assets:
Cash and cash equivalents	$2,097,000	$2,070,000
Accounts receivable, net of allowance for doubtful
accounts of $45,000 at Sept. 30 and $40,000 at June 30	2,086,000	2,370,000
Inventories, net	2,885,000	2,542,000
Prepaid expenses	266,000	76,000
Deferred income taxes	793,000	793,000
Total current assets	8,127,000	7,851,000

Equipment and leasehold improvements, net	994,000	1,030,000

Other assets:
Goodwill	1,110,000	1,110,000
Deferred income taxes	788,000	788,000
Other	46,000	16,000
Total other assets	1,944,000	1,914,000

Total assets	$11,065,000	$10,795,000

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long term debt to shareholder	$71,000	$70,000
Accounts payable	545,000	397,000
Accrued expenses	401,000	780,000
Income taxes payable	786,000	809,000
Total current liabilities	1,803,000	2,056,000

Long-term debt to a shareholder, net of current portion	57,000	75,000

Total liabilities	1,860,000	2,131,000

Commitments and contingencies
Shareholders' equity:
Series A convertible preferred shares; no par value; liquidation preference of $3.60 per share; 10,000,000 shares authorized;
78,129 shares issued and outstanding	283,000	283,000
Common shares; no par value; 50,000,000 shares authorized;
8,858,600 shares issued and outstanding,	15,148,000	15,075,000
Accumulated deficit	(6,207,000)	(6,669,000)
	9,224,000	8,689,000

Receivable for stock purchase	(19,000)	(25,000)

Total shareholders' equity	9,205,000	8,664,000

Total liabilities and shareholders' equity	$11,065,000	$10,795,000

See notes to consolidated financial statements.

PRO-DEX, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Three months ended September 30 (unaudited)

	2004	2003

Net sales	$3,332,000	$3,528,000

Cost of sales	1,472,000	1,987,000
Gross profit	1,860,000	1,541,000

Operating expenses:
Selling	200,000	205,000
General and administrative expenses	544,000	614,000
Research and development costs	418,000	387,000
Total operating expenses	1,162,000	1,206,000

Income from operations	698,000	335,000

Other income (expense):
Other income, net	39,000	6,000
Royalty income	40,000	-
Interest expense	(7,000)	(19,000)
Total	72,000	(13,000)

Income before provision for income taxes	770,000	322,000

Provision for income taxes	308,000	129,000
Net income	$462,000	$193,000

Net Income per share:
Basic	$0.05	$0.02
Diluted	$0.05	$0.02

Weighted average shares outstanding - basic	8,863,902	8,776,600
Weighted average shares outstanding - diluted	9,470,127	9,413,505

See notes to consolidated financial statements.

PRO-DEX, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three months ended September 30 (unaudited)

	2004	2003
Cash Flows from Operating Activities:
Net Income	$462,000	$193,000
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	84,000	90,000
Provision for doubtful accounts	5,000	20,000
(Recovery) reserve for obsolete inventory	29,000	(122,000)
Stock based compensation	6,000	6,000
Deferred taxes	-	20,000
Changes in:
(Increase) decrease in accounts receivable	278,000	(651,000)
Increase in inventories	(372,000)	(110,000)
Increase in prepaid expenses	(190,000)	(12,000)
(Increase) decrease in other assets	(30,000)	9,000
Increase (decrease) in accounts payable and accrued expenses	(232,000)	34,000
Increase (decrease) in income taxes payable	(22,000)	129,000
Net Cash provided by (used in) Operating Activities	18,000	(394,000)

Cash Flows From Investing Activities:
Purchases of equipment and leasehold improvements	(47,000)	(90,000)

Net Cash used in Investing Activities	(47,000)	(90,000)

Cash Flows from Financing Activities:
Principal payments on long-term shareholder borrowings	(17,000)	(22,000)
Net borrowings on line of credit	-	284,000
Proceeds from option and warrant exercise	73,000	35,000

Net Cash provided by Financing Activities	56,000	297,000

Net Increase (decrease) in Cash and Cash Equivalents	27,000	(187,000)
Cash and Cash Equivalents, beginning of period	2,070,000	795,000

Cash and Cash Equivalents, end of period	$2,097,000	$608,000

Cash payments for interest	$7,000	$21,000

Cash payments for income taxes	$331,000	$4,000

See notes to consolidated financial statements.

 PRO-DEX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the audited financial statements presented in the Pro-Dex, Inc. ("Pro-Dex" or the "Company") Annual Report for the fiscal year ended June 30, 2004.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results of operations for such interim periods are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2004.

INVENTORIES

Inventories are stated at the lower of cost (the first-in, first-out method) or market and consist of the following:

	September 30, 2004 (unaudited)	June 30, 2004
Raw materials	$ 1,173,000	$ 1,068,000
Work in process	514,000	242,000
Development costs under contract	63,000	23,000
Finished goods	1,472,000	1,517,000
Total	3,222,000	2,850,000
Reserve for slow moving items	(337,000)	(308,000)
Total inventories, net	$ 2,885,000	$ 2,542,000

GOODWILL

On July 1, 2002 the Company adopted SFAS No. 142 "Goodwill and Other Intangible Assets."  SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142.

In accordance with the requirements of SFAS No. 142, the Company has recorded no impairment charge in 2003 or 2004.  The Company prepares its annual impairment testing on April 1 of each year.  The Company has compared the estimated carrying value with the estimated fair value of the operations and determined that none of the goodwill recorded as of April 1, 2004 was impaired.  Additionally, during the quarter ended September 30, 2004, management determined that there are no events or circumstances which have occurred that would indicate an impairment of the goodwill had occurred.

NET INCOME PER SHARE

            The following table reconciles the weighted average shares outstanding for basic and diluted net income per share for the periods indicated (unaudited).

	Three Months Ended September 30,
	2004	2003

Net income	$ 462,000	$ 193,000
Basic net income per common share:
Weighted average of common shares outstanding	8,863,902	8,776,600
Basic net income per common share	$ 0.05	$ 0.02

Diluted net income per share:
Weighted average of common shares outstanding	8,863,902	8,776,600
Effect of potentially dilutive securities (options)	456,033	522,865
Effect of potentially dilutive securities (warrants)	72,064	35,911
Effect of potentially dilutive securities (convertible Preferred Shares)	78,129	78,129
Weighted average number of common and shares - Diluted	9,470,127	9,413,505
Diluted net income per common share	$ 0.05	$ 0.02

LINE OF CREDIT

In October 2003, the Company's credit facility with Wells Fargo Business Credit Inc. was ended and refinanced with a more favorable facility by Wells Fargo Bank, N.A. (Wells Fargo) for borrowings up to the lesser of $2,000,000 or the total of the Company's eligible accounts receivable.  The terms of the credit facility expired in October 2004 and required monthly interest payments at the prime rate (4.75% at September 30, 2004) or LIBOR (1.84% (1 month) to 2.02% (three months) at September 30, 2004) plus 2.75% based on outstanding borrowings, with no minimum interest charge.  The outstanding borrowings were secured by all assets of the Company and were guaranteed by the Company.  There was no outstanding balance under the terms of this credit facility as of September 30, 2004.  The total additional eligible borrowing capacity based on the receivables balances at September 30, 2004 was $801,000.

In October 2004, the credit facility with Wells Fargo was renewed again with a more favorable facility for borrowings up to $2,000,000.  The terms of the credit facility expire in October 2005 and require monthly interest payments at the prime rate (4.75% at September 30, 2004) or LIBOR (1.84% (1 month) to 2.02% (three months) at September 30, 2004) plus 2.50% based on outstanding borrowings, with a no minimum interest charge.  The outstanding borrowings are secured by all assets of, and guaranteed by, the Company.

There are certain financial and non-financial covenants that the Company must meet to be in compliance with the terms of the Wells Fargo credit facility.  At September 30, 2004 the Company was in compliance with all such covenants.

LONG TERM DEBT TO SHAREHOLDER

Long-term debt is comprised of a $350,000 due to a shareholder pursuant to a Not to Compete liability under the terms of a Noncompetition agreement offset by a $213,000 Note Receivable asset from the same shareholder.  The interest rate on both is 7% annually.  The Note Receivable is collateralized by the Not to Compete liability.  This debt is subordinated to the line of credit with Wells Fargo.  The following tables summarize the remaining net principal values of these instruments classified as debt at September 30, 2004:

Total Not to Compete payable	$350,000
Less: interest portion	23,000
Net Not to Compete payable	$327,000

Total Note Receivable	$213,000
Less: interest portion	14,000
Net Note Receivable	$199,000

Net Not to Compete payable	$327,000
Less: Net Note Receivable	199,000
Total Net Debt to shareholder	$128,000

The following table is a summary of the remaining net principal values of these instruments classified as long-term debt:

Unsecured Net Debt to a shareholder, bearing interest at 7%, net payments of $19,600 quarterly, including interest to June 30, 2006	$ 128,000
Less net current portion	71,000
Net Long-term debt	$ 57,000

On October 27, 2004, the Not to Compete Liability and the Note Receivable were each paid in full at book value, with no further obligation under either instrument remaining.

INCOME TAXES

Deferred income taxes are provided on a liability method whereby deferred tax assets and liabilities are recognized for temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.  The Company has a net operating loss carry forward of $2,012,000 for State income tax purposes which expires beginning in 2012.  Tax credit carry forwards totaling $325,000 for Federal tax purposes expire beginning in 2018 and $237,000 for State tax purposes do not expire.

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

STOCK OPTIONS AND WARRANTS

During the quarter ended September 30, 2004, the Company granted 45,000 Common Stock Options under the Director's Plan exercisable at an average per share price of $2.37 (fair market value $1.35 per option) and 25,000 Common Stock Options under the Employee's Plan exercisable at an average per share price of $1.86 (fair market value $1.07 per option).

During the quarter ended September 30, 2004, 15,000 Common Stock Options under the Employee's Plan expired unexercised.

The fair market value of each grant is estimated at the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions: no dividend rate for all years; price volatility of 65%, risk-free interest rate of approximately 3.3% to 3.7%; and expected lives of five years.

Three Months Ended September 30,
		2004	2003
Net income as reported:		$ 462,000	$ 193,000
	Add stock-based employee compensation expense included in reported net income, net of related tax effects	---	---
	(Deduct) total stock-based employee and director compensation expense determined under fair value based method for all awards, net of related tax effects	15,000	---
Pro-forma net income:		$ 447,000	$ 193,000

Basic earnings per share	As reported	$ 0.05	$ 0.02
	Pro forma	$ 0.05	$ 0.02

Diluted earnings per share:	As reported	$ 0.05	$ 0.02
	Pro forma	$ 0.05	$ 0.02

SEGMENT INFORMATION

            Prior to July 1, 2004, the Company's reports included two business segments that were each strategic business units and which offered different products and services.  They were operated separately as each business possessed different technology and marketing strategies.    The two reportable segments within Pro-Dex were: Rotary Devices (formerly, Micro Motors) and Motion Control (formerly, Oregon Micro Systems).

            As of July 1, 2004, due to subsidiary mergers of Micro Motors and Oregon Micro Systems into Pro-Dex, Inc. and the consolidation of the Company's management control, resource allocation and operations, separate business segments are no longer applicable under FASB 133 and are no longer separately defined.  There is no restatement of the Company's consolidated financial information due to the subsidiary merger and segment elimination.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

COMPANY OVERVIEW

The following discussion and analysis provides information that the Company's management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition for each of the three-month periods ended September 30, 2003 and 2004, respectively.  This discussion should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included elsewhere in this Report. This Report contains certain forward-looking statements and information. The cautionary statements included herein should be read as being applicable to all related forward-looking statements wherever they may appear.  The Company's actual future results could differ materially from those discussed herein.  The Company's critical accounting policies relate to inventory valuation for slow moving items, impairment of goodwill, and recoverability of deferred income taxes.

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

Pro-Dex, Inc. ("Pro-Dex" or the "Company") is a Colorado corporation, organized in 1978, currently conducting business in two locations.  In the fiscal year ended June 30, 2004 ("2004"), the Company eliminated its "holding company" structure and terminated the separate legal status of the Company's operating subsidiaries, Micro Motors, Inc. ("Micro Motors") headquartered in Santa Ana, California and Oregon Micro Systems, Inc. ("OMS") headquartered in Beaverton, Oregon, through the merger of each such subsidiary into the Company.  As a result, the Company no longer operates as a holding company but as one unified business operating in two locations; Santa Ana and Beaverton.  Management anticipates that the operating activities and focus of each location will become further integrated into one company operating structure, with the historical legal separations and associated overhead costs removed.  The Company specializes in bringing speed to market in the development and manufacture of technology-based solutions that incorporate embedded motion control and miniature rotary drive systems.  The Company designs and produces products serving the medical, dental, factory automation and scientific research markets.  The Company's strategic focus is to get customers to market faster, at a lower cost and with a higher quality product.  The Company's products are found in hospitals, dental offices, medical engineering labs, scientific research facilities and high tech manufacturing operations around the world.

The Company's principal headquarters are located at 151 E. Columbine Avenue, Santa Ana, California 92707 and its phone number is 714-241-4411.  The Company's Internet address is www.pro-dex.com.  The Company's annual reports on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K, amendments to those reports and other Securities and Exchange Commission ("SEC") filings, are available free of charge through the Company's website as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC.  In addition the Company's Code of Ethics and other corporate governance documents may be found on its website at the Internet address set forth above.  The Company's filings with the SEC may also be read and copied at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549.  You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

Description of Business

The majority of the Company's revenue is derived from designing, developing and manufacturing electric, air, and battery powered rotary drive systems for the medical device and dental industries, and motion control software and hardware for industrial and scientific applications.  The Company also distributes its own line of pneumatic and electric dental hand pieces sold under the Micro Motors name utilizing a network of independent sales representatives across North America.  A large part of the revenue growth of the Company has been driven by developing and selling numerous private label rotary drive systems for use in dental, cranial, spinal, arthroscopic and orthopedic surgery.  Other revenue sources include designing and manufacturing miniature pneumatic motors and motion control systems for industrial applications in the automotive, aerospace, apparel and entertainment industries.

Company-funded research and development supports the development of rotary drive platforms.  The Company then seeks customer-funded projects to customize these platforms to specific customer requirements. Company-funded research and development projects are generally expected to convert to customer-funded projects within six to eighteen months.  Company-funded project costs are expensed as incurred.  In the three months ended September 30, 2004, $418,000 was expensed; an increase of $31,000 from the $387,000 expensed in the three months ended September 30, 2003.

In customer funded development projects, costs are capitalized and recognized as a cost sales as specific deliverables within the development contracts are made, matching the costs to the revenue.  In the three months ended September 30, 2004, $37,000 was recognized as cost of sales, and $142,000 was recognized as cost of sales in the three months ended September 30, 2003, reflecting the slowdown in new product launches this quarter.

Customer-funded research and development provided $149,000 in revenue in the three months ended September 30, 2004, and $118,000 in revenue in the three months ended September 30, 2003.  The results of the development work are intended to provide the Company with long-term exclusive manufacturing agreements and provide the customer with the retention of the intellectual property developed.  The identity of the customer is generally protected by a non-disclosure agreement.

The Company's dental products are sold to original equipment manufacturers and dental product distributors.  An independent dealer network was engaged in 2003 to market its own branded line of dental products in a more effective manner.  The medical products sales represent the manufacture of proprietary designs developed by the Company under exclusive design and supply agreements.  The Company designs and manufactures embedded multi-axis motion controllers used to regulate the motion of servo and stepper motors, predominantly for the factory automation and medical analysis equipment industries.  The controllers support the platforms for PCI, VME, ISA, and cPCI busses as well as standalone requirements.  Other products sold by the Company include motors, drivers, cables, software and a variety of accessories to meet most embedded motion control requirements; as well as pneumatic motors for industrial applications that are marketed directly to end-users and through industrial supply distributors.  The increase in the percent of sales of medical products and the decrease in the percentage of sales of dental product sales is a direct result of the shift in the focus of the Company's research and development efforts away from dental products and toward the Company's capabilities in the medical product market.

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

At the present time, the Company is generally able to fill orders within sixty (60) days.  At September 30, 2004, the Company had a backlog, including orders for delivery beyond 60 days, of $4.3 million compared with a backlog of $5.1 million at June 30, 2004 and $5.1 million at September 30, 2003.  The Company expects to fill all of its future orders during the current fiscal year.  The decreased backlog is due to the Company transitioning to a royalty payment agreement from a manufacturing agreement for its HealOzone product and the timing of receiving and shipping against long-term blanket purchase orders.  Although Pro-Dex may experience seasonal fluctuations in its new order bookings due to the timing of major medical, dental and industrial shows and events, it does not typically experience seasonal fluctuations in its order shipments.

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

            Significant management judgment is required in determining the Company's provision for income taxes and the recoverability of the deferred tax asset.  It is based on estimates of future taxable income by jurisdiction in which the Company operates and the period over which the deferred tax assets will be recoverable.  In the event that actual results differ from these estimates or the Company adjusts these estimates in future periods, a valuation allowance may need to be established which could result in a tax provision equal to the carrying value of the deferred tax assets.

RESULTS OF OPERATIONS

For the Three-Month periods ended September 30, 2004 and 2003

            The following table sets forth for the periods indicated the percentage of net revenues represented by each item in the Company's Consolidated Statements of Income.

	Three Months Ended September 30,
	2004	2003
Net Revenues:	100.0%	100.0%
Cost of Goods Sold	44.2	56.3
Gross Profit	55.8	43.7

Selling, General and Administrative Expenses	22.3	23.2
Research and Development Costs	12.5	11.0
Income from Operations	21.0	9.5

Net interest and other expense (income)	(2.1)	0.4

Provision for Income Taxes	9.2	3.7
Net Income	13.9%	5.4%

Net Sales.  Consolidated sales decreased $196,000 or 6% for the quarter ended September 30, 2004, compared to the quarter ended September 30, 2003.  Medical products declined as a percent of sales to 33% from 39% in the last quarter and 43% in the same quarter last year due to the timing of new product launches.  Shipments to dental customers decreased 27% as HealOzone shipments in the prior quarter were replaced by royalty payments.  Sales to factory automation and industrial customers increased by 134% as the industry maintained its higher levels of activity as compared to the last three years.  Development fees were reduced by 31% as customer funded development projects transitioned to medical customer production contracts with production expected later in the fiscal year.  Although selective price increases and decreases were implemented in response to market conditions, the majority of the sales growth and declines for each product line is due primarily to increased or decreased sales volume, not the effect of these price changes.  The Company's revenue is derived from four main customer types.  The proportion of Pro-Dex total sales to each customer type is noted in the table below:

	Three Months Ended September 30, 2004 2003		FY 2004	FY 2003	FY 2002
Dental	23%	33%	32%	43%	54%
Medical	33%	43%	41%	28%	17%
Factory Automation	31%	14%	18%	19%	19%
Government research and other	12%	10%	9%	10%	10%

Gross Profit & Gross Profit Percentage of Sales.  The Company's consolidated gross profit for the quarter ended September 30, 2004 increased 21% over the same quarter in the previous year due to a more profitable sales mix.  Gross profit as a percentage of sales increased to 55.8% for the quarter ended September 30, 2004 compared to 43.6% for the quarter ended September 30, 2003, as the continued gains from increased factory automation sales, manufacturing cost improvements and a richer product mix were realized.  Gross profit and gross profit percentage were as follows:

	Three Months Ended September 30,
	2004	2003	Increase
Gross Profit	$1,860,000	$1,541,000	21%
Gross Profit Percentage	55.8%	43.6%	28%

Selling, General and Administrative Costs (S, G&A).  S, G & A expenses decreased to $744,000 for the quarter ended September 30, 2004 from $819,000 for the quarter ended September 30, 2003.  The decrease is mainly due to reduced administrative, audit and insurance costs.  S, G & A costs were as follows:

	Three Months Ended September 30,
	2004	2003	Decrease
Total S, G&A	$744,000	$819,000	9%

Research and Development Costs.  Research and development expenses increased to $418,000 for the quarter ended September 30, 2004 from $387,000 for the quarter ended September 30, 2003, an increase of 8%.  The overall increase is due to a decrease in Company-funded research and development in support of the medical product lines and dental offset by increasing Company-funded research and development in support of motion control system product line extensions.  Company-funded research and development costs were as follows:

	Three Months Ended September 30,
	2004	2003	Increase
Total Research and Development costs	$418,000	$387,000	8%

The Company engages in two types of research and development efforts.  The first is funded by the Company itself, intended to develop generic rotary device and multi axis motion control technologies and products that will subsequently be modified to meet the needs of individual customers.  The results of the development work are intended to provide the Company with long-term exclusive manufacturing agreements.  In this initial phase, there are generally no revenues generated and the associated costs are expensed as incurred.

The second type of research and development effort is the work performed for and funded by specific customers under the terms of a formal research and development agreement.  These efforts are generally for specific modifications to the generic products developed by the Company-funded research.  These projects typically take place within twelve months of the generic development work being completed.  The Company recognizes revenue under these research and development agreements as certain deliverables are completed as specified in each development contract.  The research and development costs associated with these efforts are capitalized as inventory and recognized as costs of sales (COS) when the contracted deliverable is made, matching the cost to the revenue.  Customer-funded research and development provided $149,000 and $118,000 in revenue in the quarters ended September 30, 2004 and September 30, 2003, respectively.  In the quarter ended September 30, 2004, $37,000 was recognized as COS, and $142,000 was recognized as COS in the quarter ended September 30, 2003.

Operating Profit & Operating Profit Percentage of Sales.  The Company's consolidated operating profit for the quarter ended September 30, 2004 increased to $698,000 compared to the same quarter in the previous year's operating profit of $335,000.  The increase was due to increased factory automation sales, more profitable sales mix and controlled expenses. Operating profit as a percentage of sales increased to 20.9% for the quarter ended September 30, 2004 compared to 9.5% for the quarter ended September 30, 2003 due to higher manufacturing efficiencies and those efficiencies gained through the higher sales volumes.  Operating profit and margin were as follows:

	Three Months Ended September 30,
	2004	2003	Increase
Operating Profit	$698,000	$335,000	108%
Operating Profit Percentage	20.9%	9.5%	120%

Royalties and Other Income.  The Company received $40,000 in royalty payments in the three months ended September 30, 2004, compared to none in the prior year's quarter.  The Company also received a $33,000 payment in the three months ended September 30, 2004 in settlement for a defective product claim against a supplier from its 2004 fiscal year.

Net Interest Expense.  Net interest expense was $7,000 in the quarter ended September 30, 2004, down from $19,000 in the prior year's quarter due to the reduced balance and rates on the restructured credit line.

Provision for Taxes. The Company's effective combined Federal and State tax rate on income from operations was 40% for the quarters ended September 30, 2004, and 2003, respectively.

Net Income.  The Company's net income for the three months ended September 30, 2004 was $462,000 or $0.05 per share on a basic and diluted basis, as compared to a net income of $193,000 or $0.02 per share on a basic and diluted basis for the three months ended September 30, 2003.

Liquidity and Capital Resources

The following table presents selected financial statistics and information for the comparative three months last year and the year ended June 30, 2004:

	Three Months Ended September 30,		Year Ending
	2004	2003	June 30, 2004
Cash and cash equivalents	$2,097,000	$609,000	$2,070,000
Net cash provided by (used in) operations	$18,000	($394,000)	$2,054,000
Working Capital[1]	$6,267,000	$4,816,000	$5,795,000
Credit Line outstanding balance	$0	$716,000	$0
Tangible book value/common share[2]	$0.91	$0.75	$0.85
Number of days of sales outstanding (DSO) in accounts receivable at end of quarter[3]	57	58	59

1 Working Capital is calculated as follows:  Ending Current assets balance less Ending Current liabilities balance.

2 Tangible book value/common share is calculated as follows: (Total shareholders' equity less Goodwill) divided by (basic outstanding shares).

3 DSO is calculated as follows: Ending Net Accounts Receivable balance divided by (Previous Quarter Sales divided by 91 days).

The Company's working capital at September 30, 2004 increased to $6.3 million compared to $4.8 million at September 30, 2003 and $5.8 million at June 30, 2004.  Cash Flow provided by operations was $18,000 in the three months ended September 30, 2004 compared to cash flow used by operations of ($394,000) for the three months ended September 30, 2003.  Sustained higher profitability contributed to the provision of cash and increased working capital for the quarter, even as the Company began to make significant tax payments of $331,000 in the three months ended September 30, 2004 compared to $4,000 in the comparable quarter last year.

In October 2003, the Company's credit facility with Wells Fargo Business Credit Inc. was ended and refinanced with a more favorable facility by Wells Fargo Bank, N.A. (Wells Fargo) for borrowings up to the lesser of $2,000,000 or the total of the Company's eligible accounts receivable.  The terms of the credit facility expired in October 2004 and required monthly interest payments at the prime rate (4.75% at September 30, 2004) or LIBOR (1.84% (1 month) to 2.02% (three months) at September 30, 2004) plus 2.75%, based on outstanding borrowings, with no minimum interest charge.  The outstanding borrowings were secured by all assets of the Company and were guaranteed by the Company.  There was no outstanding balance under the terms of this credit facility as of September 30, 2004.  The total additional eligible borrowing capacity based on the receivables balances at September 30, 2004 was $801,000.

In October 2004, the credit facility with Wells Fargo was renewed again with a more favorable facility for borrowings up to $2,000,000.  The terms of the credit facility expire in October 2005 and require monthly interest payments at the prime rate (4.75% at September 30, 2004) or LIBOR (1.84% (1 month) to 2.02% (three months) at September 30, 2004) plus 2.50% based on outstanding borrowings, with a no minimum interest charge.  The outstanding borrowings are secured by all assets of, and guaranteed by, the Company.

There are certain financial and non-financial covenants that the Company must meet to be in compliance with the terms of the Wells Fargo credit facility.  At September 30, 2004 the Company was in compliance with all such covenants.

In September 2002, the Company's Board of Directors authorized the repurchase on the open market of up to 500,000 shares of the Company's outstanding Common Stock, subject to compliance with applicable laws and regulations.  There is no requirement that the Company repurchase all or any portion of such shares.  The maximum total value of the repurchase is not to exceed $500,000.  This repurchase is to be financed with cash generated by operations.  >From the inception of the repurchase authorization through the year end date of June 30, 2003, the Company repurchased 75,700 shares of Common Stock for $43,741, at an average price of $0.58 per share.  No additional shares were repurchased in 2004.

At September 30, 2004, the Company had cash and cash equivalents of $2,097,000.  The Company believes that its cash and cash equivalents on hand, together with cash flows from operations, if any, and amounts available under the credit facility will be sufficient to meet its working capital and capital expenditure requirements for fiscal 2005.

Item 3. Controls and Procedures

 The Chief Executive Officer and Chief Financial Officer (the principal executive officer and principal financial officer, respectively) conducted an evaluation of the design and operation of our "disclosure controls and procedures" (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")).   Based on that evaluation, which was conducted within 90 days of the date on which this quarterly report was filed with the Securities and Exchange Commission, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by  use in the reports filed or submitted by us under the Exchange Act is accumulated, recorded, processed, summarized and reported to  management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding whether or not disclosure is required.

During the quarter ended September 30, 2004, there were no changes in the Company's internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II

OTHER INFORMATION

Item 1.    Legal Proceedings

The Company is a party to various legal proceedings incidental to its business, none of which are considered by the Company to be material at this time.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
                                None.

Item 3.    Defaults Upon Senior Securities.
                                None.

Item 4.    Submissions of Matters to a Vote of Securities Holders.
                                None.

Item 5.    Other Information.
                                None.

Item 6.   Exhibits.

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

Date: November 15, 2004 PRO-DEX INC.	Date: November 15, 2004 PRO-DEX INC.
By: / s / Patrick Johnson	By: / s / Jeffrey J. Ritchey

Patrick Johnson	Jeffrey J. Ritchey
Chief Executive Officer	Secretary and Chief Financial Officer (Principal Financial and Accounting Officer)

17