Form 10QSB
period 2004-12-31
PRO DEX INC
filed 2005-02-14
CIK 788920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X]            Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended December 31, 2004

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

Issuer's telephone number: 714-241-4411

Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.    Yes [X] No [ ]

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock outstanding as of the latest practicable date:  9,187,596 shares of Common Stock, no par value, as of February 7, 2005.

Transitional Small Business Disclosure Format:        Yes [  ] No [X]

Item 1.      Financial Statements

PRO-DEX, INC. and SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,2004 (unaudited)	June 30,2004 (audited)
ASSETS
Current assets:
Cash and cash equivalents	$2,544,000	$2,070,000
Accounts receivable, net of allowance for doubtful
accounts of $45,000 at Dec. 31 and $40,000 at June 30	1,604,000	2,370,000
Inventories, net	2,976,000	2,542,000
Prepaid expenses	223,000	76,000
Deferred income taxes	793,000	793,000
Total current assets	8,140,000	7,851,000

Equipment and leasehold improvements, net	1,055,000	1,030,000

Other assets:
Goodwill	1,110,000	1,110,000
Deferred income taxes	788,000	788,000
Other	37,000	16,000
Total other assets	1,935,000	1,914,000

Total assets	$11,130,000	$10,795,000

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$447,000	$397,000
Current portion of long term debt to shareholder	-	70,000
Accrued expenses	452,000	780,000
Income taxes payable	580,000	809,000
Total current liabilities	1,479,000	2,056,000

Long-term debt to a shareholder, net of current portion	-	75,000

Total liabilities	1,479,000	2,131,000

Commitments and contingencies
Shareholders' equity:
Series A convertible preferred shares; no par value; liquidation preference of $3.60 per share; 10,000,000 shares authorized;
78,129 shares issued and outstanding	283,000	283,000
Common shares; no par value; 50,000,000 shares authorized;
9,039,217 shares issued and outstanding,	15,404,000	15,075,000
Accumulated deficit	(6,023,000)	(6,669,000)
	9,664,000	8,689,000

Receivable for stock purchase	(13,000)	(25,000)

Total shareholders' equity	9,651,000	8,664,000

Total liabilities and shareholders' equity	$11,130,000	$10,795,000

See notes to consolidated financial statements.

PRO-DEX, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Three months ended December 31 (unaudited)

	2004	2003

Net sales	$ 2,894,000	$ 3,704,000

Cost of sales	1,275,000	1,997,000
Gross profit	1,619,000	1,707,000

Operating expenses:
Selling	278,000	193,000
General and administrative expenses	581,000	682,000
Research and development costs	457,000	439,000
Total operating expenses	1,316,000	1,314,000

Income from operations	303,000	393,000

Other income (expense):
Other income, net	5,000	6,000
Interest expense	(2,000)	(16,000)
Total	3,000	(10,000)

Income before provision for income taxes	306,000	383,000

Provision for income taxes	123,000	153,000
Net income	$ 183,000	$ 230,000

Net Income per share:
Basic	$ 0.02	$ 0.03
Diluted	$ 0.02	$ 0.02

Weighted average shares outstanding - basic	8,993,849	8,776,600
Weighted average shares outstanding - diluted	9,584,276	9,307,000

 See notes to consolidated financial statements.

PRO-DEX, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Six months ended December 31 (unaudited)

	2004	2003

Net sales	$ 6,226,000	$ 7,232,000

Cost of sales	2,747,000	3,985,000
Gross profit	3,479,000	3,247,000

Operating expenses:
Selling	477,000	399,000
General and administrative expenses	1,125,000	1,295,000
Research and development costs	876,000	826,000
Total operating expenses	2,478,000	2,520,000

Income from operations	1,001,000	727,000

Other income (expense):
Other income, net	45,000	12,000
Royalty income	40,000	-
Interest expense	(9,000)	(35,000)
Total	76,000	(23,000)

Income before provision for income taxes	1,077,000	704,000

Provision for income taxes	431,000	282,000
Net income	$ 646,000	$ 422,000

Net Income per share:
Basic	$ 0.07	$ 0.05
Diluted	$ 0.07	$ 0.05

Weighted average shares outstanding - basic	8,928,876	8,771,300
Weighted average shares outstanding - diluted	9,508,454	9,266,300

See notes to consolidated financial statements.

PRO-DEX, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Six months ended December 31 (unaudited)

	2004	2003
Cash Flows from Operating Activities:
Net Income	$ 646,000	$ 422,000
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	171,000	193,000
Provision for doubtful accounts	5,000	15,000
(Recovery) reserve for obsolete inventory	37,000	(136,000)
Stock based compensation	13,000	13,000
Deferred taxes	-	20,000
Changes in:
(Increase) decrease in accounts receivable	761,000	(565,000)
(Increase) decrease in inventories	(471,000)	45,000
(Increase) in prepaid expenses	(147,000)	(88,000)
(Increase) decrease in other assets	(21,000)	9,000
(Decrease) in accounts payable and accrued expenses	(279,000)	(153,000)
Increase (decrease) in income taxes payable	(229,000)	282,000
Net Cash provided by Operating Activities	486,000	57,000

Cash Flows From Investing Activities:
Purchases of equipment and leasehold improvements	(196,000)	(148,000)

Net Cash (used in) Investing Activities	(196,000)	(148,000)

Cash Flows from Financing Activities:
Principal payments on long-term shareholder borrowings	(145,000)	(25,000)
Net payments on line of credit	-	(182,000)
Proceeds from option and warrant exercise	329,000	35,000

Net Cash provided by (used in) Financing Activities	184,000	(172,000)

Net Increase (decrease) in Cash and Cash Equivalents	474,000	(263,000)
Cash and Cash Equivalents, beginning of period	2,070,000	795,000

Cash and Cash Equivalents, end of period	$ 2,544,000	$ 532,000

Supplemental Information

Cash payments for interest	$ 9,000	$ 33,000

Cash payments for income taxes	$ 660,000	$ 4,000

See notes to consolidated financial statements.

PRO-DEX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Pro-Dex, Inc. ("Pro-Dex" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the audited financial statements presented in our Annual Report for the fiscal year ended June 30, 2004.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results of operations for such interim periods are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2004.

INVENTORIES

       Inventories are stated at the lower of cost (the first-in, first-out method) or market and consist of the following:

	December 31, 2004 (unaudited)	June 30, 2004
Raw materials	$ 1,210,000	$ 1,068,000
Work in process	424,000	242,000
Development costs under contract	100,000	23,000
Finished goods	1,587,000	1,517,000
Total	3,321,000	2,850,000
Reserve for slow moving items	(345,000)	(308,000)
Total inventories, net	$ 2,976,000	$ 2,542,000

GOODWILL

On July 1, 2002 we adopted SFAS No. 142 "Goodwill and Other Intangible Assets."  SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142.

In accordance with the requirements of SFAS No. 142, we performed impairment tests and recorded no impairment charges in 2003 or 2004.  We prepare our annual impairment testing on April 1 of each year.  We have compared the estimated carrying value with the estimated fair value of the operations and determined that none of the goodwill recorded as of April 1, 2004 was impaired.  Additionally, during the quarter ended December 31, 2004, management determined that there are no events or circumstances which have occurred that would indicate an impairment of the goodwill had occurred.

NET INCOME PER SHARE

            The following table reconciles the weighted average shares outstanding for basic and diluted net income per share for the periods indicated (unaudited).

	Three Months Ended December 31,
	2004	2003

Net income	$ 183,000	$ 230,000
Basic net income per common share:
Weighted average of common shares outstanding	8,993,849	8,776,600
Basic net income per common share	$ 0.02	$ 0.03

Diluted net income per share:
Weighted average of common shares outstanding	8,993,849	8,776,600
Effect of potentially dilutive securities (options)	436,521	400,287
Effect of potentially dilutive securities (warrants)	75,777	51,984
Effect of potentially dilutive securities (convertible Preferred Shares)	78,129	78,129
Weighted average number of common and shares - Diluted	9,584,276	9,307,000
Diluted net income per common share	$ 0.02	$ 0.02

	Six Months Ended December 31,
	2004	2003

Net income	$ 646,000	$ 422,000
Basic net income per common share:
Weighted average of common shares outstanding	8,928,876	8,771,300
Basic net income per common share	$ 0.07	$ 0.05

Diluted net income per share:
Weighted average of common shares outstanding	8, 928,876	8,771,300
Effect of potentially dilutive securities (options)	427,487	372,067
Effect of potentially dilutive securities (warrants)	73,962	44,803
Effect of potentially dilutive securities (convertible Preferred Shares)	78,129	78,129
Weighted average number of common and shares - Diluted	9,508,454	9,266,299
Diluted net income per common share	$ 0.07	$ 0.05

CREDIT FACILITY

In October 2003, our credit facility with Wells Fargo Business Credit Inc. was refinanced with a more favorable facility by Wells Fargo Bank, N.A. (Wells Fargo) for borrowings up to the lesser of $2,000,000 or the total of our eligible accounts receivable.  The terms of the credit facility expired in October 2004 and its terms required monthly interest payments at the prime rate or LIBOR (one month to three months) plus 2.75% based on outstanding borrowings, with no minimum interest charge.  The outstanding borrowings are secured by all assets of, and guaranteed by the Company.

In October 2004, the credit facility with Wells Fargo was renewed again with a more favorable facility for borrowings up to $2,000,000.  The credit facility expires in October 2005 and its terms require monthly interest payments at the prime rate of interest (5.25% at December 31, 2004) or LIBOR (2.40% (one month) to 2.49% (three months) at December 31, 2004) plus 2.50%, based on outstanding borrowings, with no minimum interest charge.  The outstanding borrowings are secured by all assets of, and guaranteed by the Company.  There was no outstanding balance under the terms of this credit facility as of December 31, 2004.  The total eligible borrowing capacity at December 31, 2004 was $2,000,000.

There are certain financial and non-financial covenants that we must meet to be in compliance with the terms of the Wells Fargo credit facility.  At December 31, 2004, we were in compliance with all such covenants.

LONG TERM DEBT TO SHAREHOLDER

Long-term debt was comprised of a Not to Compete liability under the terms of a Noncompetition Agreement offset by a Note Receivable asset from the same shareholder.  The interest rate on both was 7% annually.  The Note was collateralized by the Not to Compete liability and was subordinated to the line of credit with Wells Fargo.

On October 27, 2004, the Not to Compete Liability and the Note Receivable were each paid in full at book value, with no further obligation under either instrument remaining.

INCOME TAXES

Deferred income taxes are provided on a liability method whereby deferred tax assets and liabilities are recognized for temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.  We have a net operating loss carry forward of $2,012,000 for state income tax purposes which expires beginning in 2012.  Tax credit carry forwards totaling $325,000 for Federal tax purposes expire beginning in 2018 and $237,000 for state tax purposes do not expire.

            Significant management judgment is required in determining our provision for income taxes and the recoverability of our deferred tax asset.  It is based on our estimates of future taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable.  In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to establish a valuation allowance which could result in a tax provision up to the carrying value of our deferred tax assets.

STOCK OPTIONS

During the quarter ended December 31, 2004, we granted 15,000 Common Stock Options under the Company's Director Stock Option Plan, exercisable at an average per share price of $2.81 (fair market value $1.62, per option) and 25,000 Common Stock Options under the Employee Stock Option Plan exercisable at an average per share price of $2.65 (fair market value, $1.53 per option).

During the quarter ended December 31, 2004, 14,200 Common Stock Options under the Employee Stock Option Plan expired unexercised.

The fair market value of each grant is estimated at the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions: no dividend rate for all years; price volatility of 66%, risk-free interest rate of approximately 3.3% to 3.4%; and expected lives of five years.

Three Months Ended December 31,
		2004	2003
Net income as reported:		$ 183,000	$ 230,000
	Add stock-based employee compensation expense included in reported net income, net of related tax effects	---	---
	(Deduct) total stock-based employee and director compensation expense determined under fair value based method for all awards, net of related tax effects	(20,000)	(12,000)
Pro-forma net income:		$ 163,000	$ 218,000

Basic earnings per share	As reported	$ 0.02	$ 0.03
	pro forma	$ 0.02	$ 0.02

Diluted earnings per share:	As reported	$ 0.02	$ 0.02
	pro forma	$ 0.02	$ 0.02

PREFERRED STOCK SUBSEQUENT EVENT

            Subsequent to the ending of our second quarter, 78,129 Preferred Stock shares had been converted to 78,129 shares of Common Stock, leaving no Preferred Stock shares outstanding.

SEGMENT INFORMATION

            Prior to July 1, 2004, our reports included two business segments that were each strategic business units and which offered different products and services.  They were operated separately as each business required different technology and marketing strategies.  The two reportable segments within Pro-Dex were: Rotary Devices (formerly, Micro Motors) and Motion Control (formerly, Oregon Micro Systems).

            As of July 1, 2004, due to subsidiary mergers of Micro Motors and Oregon Micro Systems into Pro-Dex, Inc. and the consolidation of the Company's management control, resource allocation and operations, separate business segments are no longer applicable under FASB 133 and are no longer separately defined.  There is no restatement of our consolidated financial information due to the subsidiary merger and segment elimination.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

COMPANY OVERVIEW

The following discussion and analysis provides information that the Company's management believes is relevant to an assessment and understanding of our results of operations and financial condition for each of the three month and six month periods ended December 31, 2003 and 2004, respectively.  This discussion should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included elsewhere in this Report. This Report contains certain forward-looking statements and information. The cautionary statements included herein should be read as being applicable to all related forward-looking statements wherever they may appear.  Our actual future results could differ materially from those discussed herein.  Our critical accounting policies relate to inventory valuation for slow moving items, impairment of goodwill, and recoverability of deferred income taxes.

Except for the historical information contained herein, the matters discussed in this Quarterly Report on Form 10-QSB, including discussions of our product development plans, business strategies and market factors influencing our results, are forward-looking statements that involve certain risks and uncertainties. Actual results may differ from those anticipated by us as a result of various factors, both foreseen and unforeseen, including, but not limited to, our ability to continue to develop new products and increase systems sales in markets characterized by rapid technological evolution, consolidation within our target marketplace and among our competitors, and competition from larger, better capitalized competitors.  Many other economic, competitive, governmental and technological factors could impact our ability to achieve our goals.  Interested persons are urged to review the risks described herein, as well as in our other public disclosures and filings with the Securities and Exchange Commission.

Pro-Dex, Inc. is a Colorado corporation, organized in 1978, currently conducting business in two locations.  In the fiscal year ended June 30, 2004, we eliminated the Company's "holding company" structure and terminated the separate legal status of our operating subsidiaries, Micro Motors, Inc. ("Micro Motors") headquartered in Santa Ana, California and Oregon Micro Systems, Inc. ("OMS") headquartered in Beaverton, Oregon, through the merger of each such subsidiary into the Company.  As a result, we no longer operate as a holding company but as one unified business operating in two locations: Santa Ana and Beaverton.  The company names of Micro Motors and Oregon Micro Systems will continue to be used for marketing purposes as brand names.  We specialize in bringing speed to market in the development and manufacture of technology-based solutions that incorporate embedded motion control and miniature rotary drive systems.  We design and produce products serving the medical, dental, factory automation and scientific research markets.  Our strategic focus is to get customers to market faster, at a lower cost and with a higher quality product.  Our products are found in hospitals, dental offices, medical engineering labs, scientific research facilities and high tech manufacturing operations around the world.

Pro-Dex's principal headquarters are located at 151 E. Columbine Avenue, Santa Ana, California 92707 and our phone number is 714-241-4411.  The Company's Internet address is www.pro-dex.com.  Our annual reports on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K, amendments to those reports and other Securities and Exchange Commission ("SEC") filings, are available free of charge through our website as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC.  In addition, the Company's Code of Ethics and other corporate governance documents may be found on its website at the Internet address set forth above.  Our filings with the SEC may also be read and copied at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549.  You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

Description of Business

The majority of our revenue is derived from designing, developing and manufacturing electric, air, and battery powered rotary drive systems for the medical device and dental industries, and motion control software and hardware for industrial and scientific applications.  The Company also distributes its own line of pneumatic and electric dental hand pieces sold under the Micro Motors name utilizing a network of independent sales representatives across North America.  A large part of the revenue growth of the Company has been driven by developing and selling numerous private label rotary drive systems for use in dental, cranial, spinal, arthroscopic and orthopedic surgery.  Other revenue sources include designing and manufacturing miniature pneumatic motors and motion control systems for industrial applications in the automotive, aerospace, apparel and entertainment industries.

Company-funded research and development supports the development of rotary drive and motion control platforms.  We then seek customer-funded projects to customize these platforms to specific customer requirements.  Company-funded research and development projects are generally expected to convert to customer-funded projects within six to eighteen months.  Company-funded project costs are expensed as incurred.  In the three months ended December 31, 2004, $457,000 was expensed; an increase of $18,000 from the $439,000 expensed in the three months ended December 31, 2003.

In customer-funded development projects, costs are capitalized and recognized as a cost of sales as specific deliverables within the development contracts are produced, matching the costs to the revenue.  In the three months ended December 31, 2004, $6,000 was recognized as cost of sales, and $54,000 was recognized as cost of sales in the three months ended December 31, 2003, reflecting the delay in new product launches this quarter.

Customer-funded research and development provided $103,000 in revenue in the three months ended December 31, 2004, and $75,000 in revenue in the three months ended December 31, 2003.  The results of the development work are intended to provide long-term exclusive manufacturing agreements and provide the customer with the retention of the intellectual property developed.  The identity of the customer is generally protected by a non-disclosure agreement.

Our dental products are sold to original equipment manufacturers and dental product distributors.  An independent dealer network was engaged in 2003 to market our own branded line of dental products in a more effective manner.  The medical products sales represent the manufacture of proprietary designs developed by the Company under exclusive design and supply agreements.  We also design and manufacture embedded multi-axis motion controllers used to regulate the motion of servo and stepper motors, predominantly for the factory automation and medical analysis equipment industries.  The controllers support the platforms for PCI, VME, ISA, and cPCI busses as well as standalone requirements.  Other products sold by Pro-Dex include motors, drivers, cables, software and a variety of accessories to meet most embedded motion control requirements; as well as pneumatic motors for industrial applications that are marketed directly to end-users and through industrial supply distributors.  The increase in the percentage of sales of medical products and the decrease in the percentage of sales of dental product sales is a direct result of the shift in the focus of our research and development efforts away from dental products and toward the our capabilities in the medical product market.

Of Pro-Dex sales in fiscal year 2004, over 16% were shipments of products developed in the last 12 months and 31% were shipments of products developed in the last 24 months as a result of research and development contracts with new or existing customers.

Our commitment to quality manufacturing is demonstrated by our many independently verified certifications for maintaining quality processes and products.  We hold the following certifications: ISO 9001:2000, ISO 13485 revised 1998, and Medical Device Directive 93\42\EEC Annex II company.

At the present time, we are generally able to fill orders within sixty (60) days.  At December 31, 2004, we had a backlog, including orders for delivery beyond 60 days, of $4.7 million compared with a backlog of $4.3 million at September 30, 2004 and $4.0 million at December 31, 2003.  We expect to fill all of our future orders during the next twelve months.  The increased backlog from September 30, 2004 is due to the Company gaining additional orders for shipment in the next twelve months.  The increase in backlog from December 31, 2003 is due to the timing of receiving and shipping against long-term purchase orders, of which we had a higher amount of bookings than shipments in the quarter.  Although we may experience seasonal fluctuations in our new order bookings due to the timing of major medical, dental and industrial trade shows and events, we do not typically experience seasonal fluctuations in our order shipments.

We distribute our products directly to end users, original equipment manufacturers and through a network of high technology distributors within the United States.  Internationally, we have sales agreements with foreign distributors or sell through the domestic subsidiaries of foreign customers.

CRITICAL ACCOUNTING ESTIMATES AND JUDGMENTS

            Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (GAAP).  The preparation of our financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures.  We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates.  The significant accounting policies that are believed to be the most critical to fully understanding and evaluating the reported financial results include inventory valuations for slow moving items, impairment of goodwill, and the recovery of deferred income tax assets.

            We determine our inventory value at the lower of cost (first-in, first-out method) or market value and calculate a reserve for slow moving items to reflect a reduced marketability for the item.  The reserve is calculated by comparing the quantity of the item on hand with our prior 12-month sales history.  If over 24 months of inventory for a specific part is believed to be on hand, between 20% and 100% of its value may be included in the inventory reserve.  The actual percentage reserved depends on the total quantity on hand, its sales history, and expected near term sales prospects.

On July 1, 2002 the Company adopted SFAS No. 142 "Goodwill and Other Intangible Assets."  SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142.  In accordance with the requirements of SFAS No. 142, we have recorded no impairment charge in 2003 or 2004.  We prepare our annual impairment testing on April 1 of each year.

            As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate.  This process involves estimating the actual current tax liabilities together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes.  These differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheet.  The most significant tax assets are future deductions from the amortization of intangibles over the next ten years.  Tax assets also result from net operating losses and research and development tax credits.  We must then assess the likelihood that the deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, a valuation allowance must be established.  To the extent we establish a valuation allowance or increase or decrease this allowance in a period, the impact will be included in the tax provision in the statement of operations.

            Significant management judgment is required in determining our provision for income taxes and the recoverability of the deferred tax asset.  It is based on estimates of future taxable income by jurisdiction in which the Company operates and the period over which the deferred tax assets will be recoverable.  In the event that actual results differ from these estimates or we adjust these estimates in future periods, a valuation allowance may need to be established which could result in a tax provision equal to the carrying value of the deferred tax assets.

RISK FACTORS

Competition

            The markets for healthcare and semiconductor industries are intensely competitive, and we face significant competition from a number of different sources.  Several of our competitors have significantly greater name recognition as well as substantially greater financial, technical, product development and marketing resources than us.

            We compete in all of our markets with other major healthcare and motion control related companies. Competitive pressures and other factors, such as new product or new technology introductions by us or our competitors, may result in price or market share erosion that could have a material adverse effect on the our business, results of operations and financial condition. Also, there can be no assurance that our products and services will achieve broad market acceptance or will successfully compete with other products.

Fluctuation in Quarterly Operating Results

            Our revenues have fluctuated in the past, and may fluctuate in the future from quarter to quarter and period to period, as a result of a number of factors including, without limitation: the size and timing of orders from customers; the length of new product development cycles; market acceptance of new technologies; changes in pricing policies or price reductions by us or our competitors; the timing of new product announcements and product introductions by us or our competitors; the financial stability of major customers; our success in expanding our sales and marketing programs; deferrals of customer orders and deliveries; changes in our strategy; personnel changes; and general market/economic factors.

            Because a significant percentage of our expenses are relatively fixed, a variation in the timing of sales can cause significant variations in operating results from quarter to quarter. As a result, we believe that interim period-to-period comparisons of our results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. Further, our historical operating results are not necessarily indicative of future performance for any particular period.

            Due to all of the foregoing factors, it is possible that in some future quarter(s) our operating results may be below the expectations of public market analysts and investors. In such event, the price of our Common Stock would likely be materially adversely affected.

Dependence on Principal Product and New Product Development

            We currently derive a substantial part of our net revenues from sales of our core healthcare and motion control products and services. We believe that a primary factor in the market acceptance of our product and services is the value that is created for our customers by those products and services. Our future financial performance will depend in large part on our ability to continue to meet the increasingly sophisticated needs of our customers through the timely development, successful introduction and implementation of new and enhanced products and services. We have historically expended a significant percentage of our net revenues on product development and believe that significant continued product development efforts will be required to sustain our growth. Continued investment in our sales and marketing efforts will also be required to support future growth.

            There can be no assurance that we will be successful in our product development efforts, that the market will continue to accept our existing products, or that new products or product enhancements will be developed and implemented in a timely manner, meet the requirements of our customers, or achieve market acceptance. If new products or product enhancements do not achieve market acceptance, our business, results of operations and financial condition could be materially adversely affected.

Technological Change

            The healthcare and motion control markets are generally characterized by rapid technological change, changing customer needs, frequent new product introductions, and evolving industry standards. The introduction of products incorporating new technologies and the emergence of new industry standards could render the Company's existing products obsolete and unmarketable. There can be no assurance that we will be successful in developing and marketing new products that respond to technological changes or evolving industry standards.

            New product development depends upon significant research and development expenditures that depend ultimately upon sales growth. Any significant decrease in revenues or research funding could impair our ability to respond to technological advances in the marketplace and to remain competitive. If we are unable, for technological or other reasons, to develop and introduce new products in a timely manner in response to changing market conditions or customer requirements, our business, results of operations and financial condition may be materially adversely affected.

            In response to increasing market demand, we are currently developing new products. There can be no assurance that we will successfully develop these new products or that these products will operate successfully, or that any such development, even if successful, will be completed concurrently with or prior to the  introduction of competing products. Any such failure or delay could adversely affect our competitive position or could make our current products obsolete.

Litigation

            We continually face the possibility of litigation as either a plaintiff or a defendant.  It is not reasonably possible to estimate the awards or damages, or the range of awards or damages, if any, that we might incur in connection with such litigation. The uncertainty associated with potential litigation may have an adverse impact on our business. In particular, such litigation could impair our relationships with existing customers and our ability to obtain new customers. Defending or prosecuting such litigation may result in a diversion of management's time and attention away from business operations, which could have a material adverse effect on our business, results of operations and financial condition. Such litigation may also have the effect of discouraging potential acquirers from bidding for the Company or reducing the consideration such acquirers would otherwise be willing to pay in connection with an acquisition.

            There can be no assurance that such litigation will not result in liability in excess of our insurance coverage, that our insurance will cover such claims or that appropriate insurance will continue to be available to us in the future at commercially reasonable rates.

Proprietary Technology

            We are dependent on the maintenance and protection of our intellectual property and rely on exclusive development and supply agreements, confidentiality procedures, and employee nondisclosure agreements to protect our intellectual property.

            There can be no assurance that the legal protections and precautions taken by us will be adequate to prevent misappropriation of our technology or that competitors will not independently develop technologies equivalent or superior to ours. Further, the laws of some foreign countries do not protect our proprietary rights to as great an extent as do the laws of the United States and are often not enforced as vigorously as those in the United States.

            We do not believe that our operations or products infringe on the intellectual property rights of others. However, there can be no assurance that others will not assert infringement or trade secret claims against us with respect to our current or future products or that any such assertion will not require us to enter into a license agreement or royalty arrangement with the party asserting the claim.

Ability to Manage Growth

            We have in the past experienced periods of growth that have placed, and may continue to place, a significant strain on our resources. We also anticipate expanding our overall development, marketing, sales, management and training capacity as market demand requires.  In the event we are unable to identify, hire, train and retain qualified individuals in such capacities within a reasonable timeframe, such failure could have a material adverse effect on the Company.

            In addition, our ability to manage future increases, if any, in the scope of our operations or personnel may depend on significant expansion of our research and development, marketing and sales, management, and administrative and financial capabilities. The ineffective management of expansion in the business could have a material adverse effect on our business, results of operations and financial condition.

Dependence Upon Key Personnel

            Our future performance also depends in significant part upon the continued service of our key technical and senior management personnel, many of who have been with the Company for a significant period of time.  We purchased a one year term key man life insurance policy for the president in December 2004, but do not maintain key man life insurance on any other of our employees. Because we have a relatively small number of employees when compared to other leading companies in the same industry, our dependence on maintaining our relationship with key employees is particularly significant. We are also dependent on our ability to attract and retain high quality personnel, particularly in the areas of product development, operations management and finance.

            A high level of employee mobility and the aggressive recruiting of skilled personnel characterize the healthcare and motion control industries.  There can be no assurance that our current employees will continue to work for us.  Loss of services of key employees could have a material adverse effect on our business, results of operations and financial condition. Furthermore, we may need to grant additional stock options to key employees and provide other forms of incentive compensation to attract and retain such key personnel.

Product Liability

            We maintain insurance to protect against claims associated with the use of our products, but there can be no assurance that our insurance coverage would adequately cover any claim asserted against us. A successful claim brought against us in excess of our insurance coverage could have a material adverse effect on our business, results of operations and financial condition. Even unsuccessful claims could result in the expenditure of funds in litigation and management time and resources.

            There can be no assurance that we will not be subject to product liability claims, that such claims will not result in liability in excess of our insurance coverage, that our insurance will cover such claims or that appropriate insurance will continue to be available to us in the future at commercially reasonable rates. Such claims could have a material adverse affect on our business, results of operations and financial condition.

Results of Operations

For the Three-Month periods ended December 31, 2004 and 2003

            The following table sets forth for the periods indicated the percentage of net revenues represented by each item in our Consolidated Statements of Income.

	Three Months Ended December 31,
	2004	2003
Net Revenues:	100.0%	100.0%
Cost of Goods Sold	44.1	53.9
Gross Profit	55.9	46.1

Selling, General and Administrative Expenses	29.6	23.6
Research and Development Costs	15.8	11.9
Income from Operations	10.5	10.6

Net interest and other expense (income)	(0.1)	0.3

Provision for Income Taxes	4.3	4.1
Net Income	6.3%	6.2%

Net Sales.  Consolidated sales decreased from $3,704,000 to $2,894,000 ($810,000 or 22%) for the quarter ended December 31, 2004, compared to the quarter ended December 31, 2003.  The reduction in sales is mainly due to a $439,000 decrease in sales due to the HealOzone shipments being replaced by a royalty agreement and product shipment delays.  Medical products declined as a percent of total sales to 29% from 43% in the same quarter last year due to the timing of new product launches that were delayed for shipment in future periods.  Shipments to dental customers remained flat at 29% as HealOzone shipments in the prior quarter were replaced by a royalty agreement.  Sales to factory automation and industrial customers increased to 29% as the industry maintained its higher levels of activity as compared to the last three fiscal years.  Although selective price increases and decreases were implemented in response to market conditions, the majority of the sales growth and declines for each product line is due primarily to increased or decreased sales volume, not the effect of price changes.  Our revenue is derived from four main customer types.  The proportion of Pro-Dex total sales to each customer type is noted in the table below:

	Three Months Ended December 31, 2004 2003		FY 2004	FY 2003	FY 2002
Dental	29%	29%	32%	43%	54%
Medical	29%	43%	41%	28%	17%
Factory Automation	29%	16%	18%	19%	19%
Government research and other	13%	12%	9%	10%	10%

Gross Profit and Gross Profit Percentage of Sales.  Our consolidated gross profit percentage for the quarter ended December 31, 2004 increased 21% over the same quarter in the previous year in spite of the decline in sales as lower margin dental sales were replaced by higher margin factory automation and medical sales.  Gross profit as a percentage of sales increased to 55.9% for the quarter ended December 31, 2004 compared to 46.1% for the quarter ended December 31, 2003, as the continued gains from increased high margin factory automation sales, manufacturing cost improvements and a richer product mix, were realized.  Gross profit and gross profit percentage were as follows:

	Three Months Ended December 31,		Increase
	2004	2003	(decrease)
Gross Profit	$1,619,000	$1,707,000	(5%)
Gross Profit Percentage	55.9%	46.1%	21%

Selling, General and Administrative Costs (S, G&A).  S, G & A expenses decreased to $859,000 for the quarter ended December 31, 2004 from $875,000 for the quarter ended December 31, 2003.  The decrease is mainly due to reduced administrative, audit and insurance costs offset by increased sales and marketing expenses.  S, G & A costs were as follows:

	Three Months Ended December 31,		Increase
	2004	2003	(decrease)
Selling	$278,000	$193,000	44%
General and administrative	581,000	682,000	(15%)
Total S, G&A	$859,000	$875,000	(2%)

Research and Development Costs.  Company-funded research and development expenses increased to $457,000 for the quarter ended December 31, 2004 from $439,000 for the quarter ended December 31, 2003, an increase of 4%.  The overall increase is due to an increase in Company-funded research and development in support of a higher number of medical and dental new product development projects and continued development of motion control system product line extensions.  Company-funded research and development costs were as follows:

	Three Months Ended December 31,
	2004	2003	Increase
Research and Development costs	$457,000	$439,000	4%

We engage in two types of research and development efforts: Company-funded and customer-funded.  Company funded research and development is intended to develop generic rotary device and multi axis motion control platforms that will subsequently be modified to meet the needs of individual customers.  The results of the development work are intended to provide us with long-term exclusive manufacturing agreements.  In this initial phase, there are generally no revenues generated and the associated costs are expensed as incurred.

Customer-funded research and development effort is the work performed for and funded by specific customers under the terms of formal research and development agreements.  These efforts are generally for specific modifications to the generic platforms developed by the Company-funded research.  These projects typically take place within twelve months of the generic development work being completed.  We recognize revenue under these research and development agreements as certain deliverables are completed as specified in each development contract.  The research and development costs associated with these efforts are capitalized as inventory and recognized as costs of sales (COS) when the contracted deliverable is made, matching the cost to the revenue.  Customer-funded research and development provided $103,000 and $75,000 in revenue in the quarters ended December 31, 2004 and December 31, 2003, respectively.  In the quarter ended December 31, 2004, $6,000 was recognized as COS, and $54,000 was recognized as COS in the quarter ended December 31, 2003.

Operating Profit and Operating Profit Percentage of Sales.  Our consolidated operating profit for the quarter ended December 31, 2004 decreased to $303,000 compared to the same quarter in the previous year's operating profit of $393,000.  The decrease was due to decreased medical and dental sales levels, offset by a more profitable sales mix and lower general and administrative expenses.  Operating profit as a percentage of sales decreased to 10.5% for the quarter ended December 31, 2004 compared to 10.6% for the quarter ended December 31, 2003 due to the loss of efficiencies from the lower sales volumes.  Operating profit and margin were as follows:

	Three Months Ended December 31,
	2004	2003	Decrease
Operating Profit	$303,000	$393,000	23%
Operating Profit Percentage	10.5%	10.6%	0.9%

Net Interest Expense.  Net interest expense was $2,000 in the quarter ended December 31, 2004, down from $16,000 in the prior year's quarter due to the reduced balance and rates on the restructured credit line and the payoff of the note to a shareholder.

Provision for Taxes. Our estimated effective combined Federal and state tax rate on income from operations was 40% for the quarters ended December 31, 2004, and 2003, respectively.

Net Income.  Our net income for the three months ended December 31, 2004 was $183,000 or $0.02 per share on a basic and diluted basis, as compared to a net income of $230,000 or $0.03 per share on a basic and $0.02 diluted basis for the three months ended December 31, 2003.

For the Six-Month periods ended December 31, 2004 and 2003

            The following table sets forth for the periods indicated the percentage of net revenues represented by each item in our Consolidated Statements of Income.

	Six Months Ended December 31,
	2004	2003
Net Revenues:	100.0%	100.0%
Cost of Goods Sold	44.1	55.1
Gross Profit	55.9	44.9

Selling, General and Administrative Expenses	25.7	23.4
Research and Development Costs	14.1	11.5
Income from Operations	16.1	10.0

Net interest and other expense (income)	(1.2)	0.3

Provision for Income Taxes	6.9	3.9
Net Income	10.4%	5.8%

Net Sales.  Consolidated sales decreased from $7,232,000 to $6,226,000 ($1,006,000 or 14%) for the six months ended December 31, 2004, compared to the six months ended December 31, 2003.  The reduction in sales is mainly due to a $698,000 decrease in sales due to the HealOzone shipments being replaced by a royalty agreement and product shipment delays.  Medical products declined as a percent of total sales to 31% from 43% in the same six months last year due to the timing of new product launches that were delayed for shipment in future periods.  Shipments to dental customers decreased to 26% as HealOzone shipments in the prior six months were replaced by a royalty agreement.  Sales to factory automation and industrial customers increased to 31% as the industry maintained its higher levels of activity as compared to the last three years.  Although selective price increases and decreases were implemented in response to market conditions, the majority of the sales growth and declines for each product line is due primarily to increased or decreased sales volume, not the effect of price changes.  Our revenue is derived from four main customer types.  The proportion of Pro-Dex total sales to each customer type is noted in the table below:

	Six Months Ended December 31, 2004 2003		FY 2004	FY 2003	FY 2002
Dental	26%	31%	32%	43%	54%
Medical	31%	43%	41%	28%	17%
Factory Automation	31%	15%	18%	19%	19%
Government research and other	12%	11%	9%	10%	10%

Gross Profit and Gross Profit Percentage of Sales.  Our consolidated gross profit percentage for the six months ended December 31, 2004 increased 24% over the same six months in the previous year in spite of the decline in sales as lower margin dental sales were replaced by higher margin factory automation and medical sales.  Gross profit as a percentage of sales increased to 55.9% for the six months ended December 31, 2004 compared to 44.9% for the six months ended December 31, 2003, as the continued gains from increased high margin factory automation sales, manufacturing cost improvements and a richer product mix were realized.  Gross profit and gross profit percentage were as follows:

	Six Months Ended December 31,
	2004	2003	Increase
Gross Profit	$3,479,000	$3,247,000	7%
Gross Profit Percentage	55.9%	44.9%	24%

Selling, General and Administrative Costs (S, G&A).  S, G & A expenses decreased by $92,000 or 5% for the six months ended December 31, 2004 from the six months ended December 31, 2003.  The decrease is mainly due to reduced legal, audit and insurance costs offset by increased sales and marketing expenses.  S, G & A costs were as follows:

	Six Months Ended December 31,		Increase
	2004	2003	(Decrease)
Selling	$477,000	$399,000	20%
General and administrative	1,125,000	1,295,000	(13%)
Total S, G&A	$1,602,000	$1,694,000	(5%)

Research and Development Costs.  Research and development expenses increased to $876,000 for the six months ended December 31, 2004 from $826,000 for the six months ended December 31, 2003, an increase of $50,000 or 6%.  The overall increase is due to an increase in Company-funded research and development in support of the new product development in the medical and dental product lines and continuing investment in support of motion control system product line extensions.  Company-funded research and development costs were as follows:

	Six Months Ended December 31,
	2004	2003	Increase
Research and Development costs	$876,000	$826,000	6%

We engage in two types of research and development efforts: Company-funded and customer-funded.  Company funded research and development is intended to develop generic rotary device and multi axis motion control platforms that will subsequently be modified to meet the needs of individual customers.  The results of the development work are intended to provide us with long-term exclusive manufacturing agreements.  In this initial phase, there are generally no revenues generated and the associated costs are expensed as incurred.

Customer-funded research and development effort is the work performed for and funded by specific customers under the terms of formal research and development agreements.  These efforts are generally for specific modifications to the generic platforms developed by the Company-funded research.  These projects typically take place within twelve months of the generic development work being completed.  We recognize revenue under these research and development agreements as certain deliverables are completed as specified in each development contract.  The research and development costs associated with these efforts are capitalized as inventory and recognized as costs of sales (COS) when the contracted deliverable is made, matching the cost to the revenue.  Customer-funded research and development provided $252,000 and $193,000 in revenue in the six months ended December 31, 2004 and December 31, 2003, respectively.  In the six months ended December 31, 2004, $43,000 was recognized as COS, and $196,000 was recognized as COS in the six months ended December 31, 2003.

Operating Profit and Operating Profit Percentage of Sales.  Our consolidated operating profit for the six months ended December 31, 2004 increased to $1,001,000 compared to the same six months in the previous year's operating profit of $727,000.  The increase was due to a more favorable product mix, lead by a greater contribution of the factory automation products.  Operating profit as a percentage of sales increased to 16.1% for the six months ended December 31, 2004 compared to 10.0% for the six months ended December 31, 2003 due to the effects of the more favorable sales mix offsetting the loss of efficiencies from the lower sales volumes.  Operating profit and margin were as follows:

	Six Months Ended December 31,
	2004	2003	Increase
Operating Profit	$1,001,000	$727,000	38%
Operating Profit Percentage	16.1%	10.0%	61%

Royalties and Other Income.  We received $40,000 in royalty payments in the six months ended December 31, 2004, compared to none in the prior year.

Net Interest Expense.  Net interest expense was $9,000 in the six months ended December 31, 2004, down from $35,000 in the prior year's six months due to the reduced balance and rates on the restructured credit line and the payoff of the net note to a shareholder.

Provision for Taxes. Our estimated effective combined Federal and state tax rate on income from operations was 40% for the six months ended December 31, 2004, and 2003, respectively.

Net Income.  Our net income for the six months ended December 31, 2004 was $646,000 or $0.07 per share on a basic and diluted basis, as compared to a net income of $422,000 or $0.05 per share on a basic and diluted basis for the six months ended December 31, 2003.

Liquidity and Capital Resources

The following table presents selected financial information for the comparative period last year and the year ended June 30, 2004:

	At December 31,		At
	2004	2003	June 30, 2004
Cash and cash equivalents	$2,544,000	$532,000	$2,070,000
Working Capital[1]	$6,661,000	$5,073,000	$5,795,000
Credit Line outstanding balance	$0	$250,000	$0
Tangible book value/common share[2]	$0.95	$0.78	$0.85
Number of days of sales outstanding (DSO) in accounts receivable at end of period[3]	50	58	59

1 Working Capital is calculated as follows:  Ending Current assets balance less Ending Current liabilities balance.

2 Tangible book value/common share is calculated as follows: (Total shareholders' equity less Goodwill) divided by (basic outstanding shares for the most recent quarter).

3 DSO is calculated as follows: Ending Net Accounts Receivable balance divided by (Previous Quarter Sales divided by 91 days).

Our working capital at December 31, 2004 increased to $6.7 million compared to $5.1 million at December 31, 2003 and $5.8 million at June 30, 2004.  Sustained higher profitability contributed to the provision of cash and increased working capital for the quarter, even as we began to make significant tax payments of $660,000 in the six months ended December 31, 2004 compared to $4,000 in the comparable six months last year.

In October 2003, our credit facility with Wells Fargo Business Credit Inc. was refinanced with a more favorable facility by Wells Fargo Bank, N.A. (Wells Fargo) for borrowings up to the lesser of $2,000,000 or the total of our eligible accounts receivable.  The terms of the credit facility expired in October 2004 and its terms required monthly interest payments at the prime rate or LIBOR (one month to three months) plus 2.75% based on outstanding borrowings, with no minimum interest charge.  The outstanding borrowings are secured by all assets of, and guaranteed by the Company.

In October 2004, the credit facility with Wells Fargo was renewed again with a more favorable facility for borrowings up to $2,000,000.  The credit facility expires in October 2005 and its terms require monthly interest payments at the prime rate of interest (5.25% at December 31, 2004) or LIBOR (2.40% (one month) to 2.49% (three months) at December 31, 2004) plus 2.50%, based on outstanding borrowings, with no minimum interest charge.  The outstanding borrowings are secured by all assets of, and guaranteed by the Company.  There was no outstanding balance under the terms of this credit facility as of December 31, 2004.  The total eligible borrowing capacity at December 31, 2004 was $2,000,000.

There are certain financial and non-financial covenants that we must meet to be in compliance with the terms of the Wells Fargo credit facility.  At December 31, 2004, we were in compliance with all such covenants.

In September 2002, our Board of Directors authorized the repurchase on the open market of up to 500,000 shares at a share price no greater than $1.25 of our outstanding Common Stock, subject to compliance with applicable laws and regulations.  There is no requirement that we repurchase all or any portion of such shares.  The maximum total value of the repurchase is not to exceed $500,000.  This repurchase is to be financed with cash generated by operations.  From the inception of the repurchase authorization through the year-end date of June 30, 2003, we repurchased 75,700 shares of Common Stock for $43,741, at an average price of $0.58 per share.  No additional shares were repurchased in fiscal year 2004 or to date during fiscal year 2005.

At December 31, 2004, we had cash and cash equivalents of $2,544,000.  We believe that our cash and cash equivalents on hand, together with cash flows from operations, if any, and amounts available under the credit facility will be sufficient to meet our working capital and capital expenditure requirements for fiscal 2005.

Recent Accounting Pronouncements

We are subject to the revised requirements of the Statement of Financial Accounting Standards ("SFAS") No. 123 "Accounting for Stock-Based Compensation" as revised December 2004.  This standard establishes the accounting standards for equity compensation, and will apply to us in the recognition of the cost of stock options awarded based on the grant-date fair value of those awards.  As a small business issuer, the statement is effective for us at the beginning of the first interim reporting period that begins after December 15, 2005, so we will begin to report the expense of stock options granted after January 1, 2006 in our report for the quarter and nine month period ending March 31, 2006.

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

During the quarter ended December 31, 2004, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Subsequent to the ending of our second quarter, we improved the information and financial controls by consolidating the Company's accounting and Enterprise Resource Planning ("ERP") system on to one platform. This allowed us to eliminate two of the previous three accounting systems that the Company previously operated with.  As the systems were consolidated, many of the operating procedures and information processing steps were streamlined, reducing the opportunity for error and increasing the overall company's information processing efficiency and reliability.

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
                        None.

      Item 3.      Defaults Upon Senior Securities.
                        None.

      Item 4.      Submissions of Matters to a Vote of Securities Holders.

        On December 6, 2004, the Company held its 2004 annual Shareholders Meeting. At the Meeting the Company's shareholders (i) elected George J. Isaac and Michael A. Mesenbrink as Class I directors; and (ii) ratified the appointment of Moss Adams, LLP as the Company's independent auditors for the fiscal year ending June 30, 2005.

Mr. Isaac received the following votes: For 8,118,697; and Withhold 128,649.  Mr. Mesenbrink received the following votes: For 6,320,347; and Withhold 1,926,999.  The proposal to ratify the appointment of Moss Adams, LLP received the following votes: For 8,124,256; Against 102,300; and Abstain/Broker Non-Votes 20,790.  The following directors continued service on the Company's Board and were not voted upon by the Company's shareholders at the Annual Shareholders Meeting:  Mark P. Murphy and Valerio L. Giannini.

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

32        Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
            In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 14, 2005 PRO-DEX INC.	Date: February 14, 2005 PRO-DEX INC.
By: / s / Patrick Johnson	By: / s / Jeffrey J. Ritchey

Patrick Johnson	Jeffrey J. Ritchey
Chief Executive Officer	Secretary and Chief Financial Officer (Principal Financial and Accounting Officer)