Form 10QSB
period 2005-03-31
PRO DEX INC
filed 2005-05-12
CIK 788920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2005

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

Issuer's telephone number: 714-241-4411

Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.    Yes [X] No [ ]

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock outstanding as of the latest practicable date:  9,340,903 shares of Common Stock, no par value, as of May 6, 2005.

Transitional Small Business Disclosure Format:        Yes [  ] No [X]

Item 1.      Financial Statements

PRO-DEX, INC. and SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2005 (unaudited)	June 30,2004 (audited)
ASSETS
Current assets:
Cash and cash equivalents	$2,259,000	$2,070,000
Accounts receivable, net of allowance for doubtful
accounts of $45,000 at March 31 and $40,000 at June 30	2,565,000	2,370,000
Inventories, net	2,952,000	2,542,000
Prepaid expenses	170,000	76,000
Deferred income taxes	793,000	793,000
Total current assets	8,739,000	7,851,000

Equipment and leasehold improvements, net	1,010,000	1,030,000

Other assets:
Goodwill	1,110,000	1,110,000
Deferred income taxes	788,000	788,000
Other	48,000	16,000
Total other assets	1,946,000	1,914,000

Total assets	$11,695,000	$10,795,000

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$625,000	$397,000
Current portion of long term debt to shareholder	-	70,000
Accrued expenses	432,000	780,000
Income taxes payable	655,000	809,000
Total current liabilities	1,712,000	2,056,000

Long-term debt to a shareholder, net of current portion	-	75,000

Total liabilities	1,712,000	2,131,000

Commitments and contingencies
Shareholders' equity:
Series A convertible preferred shares; no par value; liquidation preference of $3.60 per share; 10,000,000 shares authorized;
0 shares issued and outstanding.	-	283,000
Common shares; no par value; 50,000,000 shares authorized;
9,039,217 shares issued and outstanding,	15,737,000	15,075,000
Accumulated deficit	(5,748,000)	(6,669,000)
	9,989,000	8,689,000

Receivable for stock purchase	(6,000)	(25,000)
Total shareholders' equity	9,983,000	8,664,000
Total liabilities and shareholders' equity	$11,695,000	$10,795,000

See notes to consolidated financial statements.

PRO-DEX, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Three months ended March 31 (unaudited)

	2005	2004

Net sales	$3,241,000	$3,302,000

Cost of sales	1,598,000	1,698,000
Gross profit	1,643,000	1,604,000

Operating expenses:
Selling	249,000	231,000
General and administrative expenses	586,000	501,000
Research and development costs	467,000	472,000
Total operating expenses	1,302,000	1,204,000

Income from operations	341,000	400,000

Other income (expense):
Royalty income	6,000	40,000
Other income, net	12,000	4,000
Interest expense	-	(9,000)
Total	18,000	35,000

Income before provision for income taxes	359,000	435,000

Provision for income taxes	84,000	174,000
Net income	$275,000	$261,000

Net Income per share:
Basic	$0.03	$0.03
Diluted	$0.03	$0.03

Weighted average shares outstanding - basic	9,163,900	8,797,325
Weighted average shares outstanding - diluted	9,615,127	9,398,688

See notes to consolidated financial statements.

PRO-DEX, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Nine months ended March 31 (unaudited)

	2005	2004

Net sales	$9,466,000	$10,534,000

Cost of sales	4,344,000	5,683,000
Gross profit	5,122,000	4,851,000

Operating expenses:
Selling	726,000	629,000
General and administrative expenses	1,711,000	1,796,000
Research and development costs	1,343,000	1,299,000
Total operating expenses	3,780,000	3,724,000

Income from operations	1,342,000	1,127,000

Other income (expense):
Royalty income	47,000	40,000
Other income, net	56,000	16,000
Interest expense	(9,000)	(44,000)
Total	94,000	12,000

Income before provision for income taxes	1,436,000	1,139,000

Provision for income taxes	515,000	456,000
Net income	$921,000	$683,000

Net Income per share:
Basic	$0.10	$0.08
Diluted	$0.10	$0.07

Weighted average shares outstanding - basic	9,006,073	8,779,913
Weighted average shares outstanding - diluted	9,434,431	9,288,056

See notes to consolidated financial statements.

PRO-DEX, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine months ended March 31 (unaudited)

	2005	2004
Cash Flows from Operating Activities:
Net Income	$921,000	$683,000
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	176,000	273,000
Provision for doubtful accounts	5,000	10,000
(Recovery) reserve for obsolete inventory	37,000	(116,000)
Stock based compensation	19,000	19,000
Deferred taxes	-	20,000
Changes in:
(Increase) in accounts receivable	(200,000)	(278,000)
(Increase) decrease in inventories	(447,000)	350,000
(Increase) in prepaid expenses	(94,000)	(29,000)
(Increase) decrease in other assets	(32,000)	9,000
(Decrease) in accounts payable and accrued expenses	(120,000)	(237,000)
Increase (decrease) in income taxes payable	(154,000)	456,000
Net Cash provided by Operating Activities	111,000	1,160,000

Cash Flows From Investing Activities:
Purchases of equipment and leasehold improvements	(156,000)	(233,000)

Net Cash (used in) Investing Activities	(156,000)	(233,000)

Cash Flows from Financing Activities:
Principal payments on long-term shareholder borrowings	(145,000)	(54,000)
Net payments on line of credit	-	(432,000)
Proceeds from option and warrant exercise	379,000	70,000

Net Cash provided by (used in) Financing Activities	234,000	(416,000)

Net Increase (decrease) in Cash and Cash Equivalents	189,000	511,000
Cash and Cash Equivalents, beginning of period	2,070,000	795,000
Cash and Cash Equivalents, end of period	$2,259,000	$1,306,000

Supplemental Information

Cash payments for interest	$ 9,000	$ 42,000

Cash payments for income taxes	$ 668,000	$ 6,000

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

INVENTORIES

       Inventories are stated at the lower of cost (the first-in, first-out method) or market and consist of the following:

	March 31, 2005	June 30, 2004
	(unaudited)
Raw Materials	$ 1,142,000	$ 1,068,000
Work in process	483,000	242,000
Development costs under contract	105,000	23,000
Finished goods	1,567,000	1,517,000
Total	3,297,000	2,850,000
Reserve for slow moving items	(345,000)	(308,000)
Total inventories, net	2,952,000	2,542,000

GOODWILL

On July 1, 2002 we adopted SFAS No. 142 "Goodwill and Other Intangible Assets."  SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142.

In accordance with the requirements of SFAS No. 142, we performed impairment tests and recorded no impairment charges in fiscal years ended June 30, 2003 or 2004.  We prepare our annual impairment testing on April 1 of each year.  We have compared the estimated carrying value with the estimated fair value of the operations and determined that none of the goodwill recorded as of April 1, 2004 was impaired.  Additionally, during the nine months ended March 31, 2005, management determined that there are no events or circumstances which have occurred that would indicate an impairment of the goodwill.

NET INCOME PER SHARE

            The following table reconciles the weighted average shares outstanding for basic and diluted net income per share for the periods indicated (unaudited).

	Nine Months Ended March 31,
	2005	2004
Net income	$ 921,000	$ 683,000
Basic net income per common share:
Weighted average of common shares outstanding	9,006,073	8,779,913
Basic net income per common share	$ 0.10	$ 0.08

Diluted net income per share:
Weighted average of common shares outstanding	9,006,073	8,779,913
Effect of potentially dilutive securities (options)	352,032	374,764
Effect of potentially dilutive securities (warrants)	76,326	55,250
Effect of potentially dilutive securities
(convertible Preferred Shares)	-	78,129
Weighted average number of common and shares -
Diluted	9,434,431	9,288,056
Diluted net income per common share	$ 0.10	$ 0.07

CREDIT FACILITY

In October 2003, our then existing credit facility with Wells Fargo Business Credit Inc. was refinanced with a more favorable facility by Wells Fargo Bank, N.A. (Wells Fargo) for borrowings up to the lesser of $2,000,000 or the total of our eligible accounts receivable.  The credit facility expired in October 2004.  Its terms required monthly interest payments at the prime rate or LIBOR (one month to three months) plus 2.75% based on outstanding borrowings, with no minimum interest charge.  The outstanding borrowings under the credit facility were secured by all assets of, and guaranteed by the Company.

In October 2004, the credit facility with Wells Fargo was renewed again with a more favorable facility for borrowings up to $2,000,000.  The credit facility expires in October 2005 and its terms require monthly interest payments at the prime rate of interest (5.75% at March 31, 2005); or LIBOR plus 2.50% (5.37% (one month) to 5.62% (three months) at March 31, 2005), based on outstanding borrowings with no minimum interest charge.  The outstanding borrowings are secured by all assets of and guaranteed by the Company.  There was no outstanding balance under the terms of this credit facility as of March 31, 2005.  The total eligible borrowing capacity at March 31, 2005 was $2,000,000.

There are certain financial and non-financial covenants that we must meet to be in compliance with the terms of the October 2004 Wells Fargo credit facility.  At March 31, 2005, we were in compliance with all such covenants.

LONG TERM DEBT TO SHAREHOLDER

Long-term debt was comprised of a Not to Compete liability under the terms of a Noncompetition Agreement with a shareholder offset by a Note Receivable asset from the same shareholder.  The interest rate on both was 7% annually.  The Note was collateralized by the Not to Compete liability and was subordinated to the line of credit with Wells Fargo.

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

STOCK OPTIONS

During the quarter ended March 31, 2005, we granted no Common Stock Options under the Company's Director Stock Option Plan or the Employee Stock Option Plan.   There are 1,109,316 Common Stock options under both of these plans granted and outstanding, of which 883,691 are vested.

During the quarter ended March 31, 2005, 98,679 Common Stock Options under the Employee Stock Option Plan expired unexercised.

Three Months Ended March 31,
		2005	2004
Net income as reported:		$ 275,000	$ 261,000
Add stock-based employee
compensation expense included
in reported net income, net of
related tax effects
(Deduct) total stock-based
employee and director
compensation expense
determined under fair value
based method for all awards,
	net of related tax effects	(51,000)	-
Pro-forma net income:		$ 224,000	$ 261,000
Basic earnings per share	As reported	$ 0.03	$ 0.03
	Pro-forma	$ 0.02	$ 0.03
Diluted earnings per share	As reported Pro-forma	$ 0.03 $ 0.02	$ 0.03 $ 0.03

PREFERRED STOCK

            78,129 Preferred Stock shares representing 100% of all Preferred stock shares outstanding were converted to 78,129 shares of Common Stock in the quarter ended March 31, 2005, leaving no Preferred Stock shares outstanding.  We received no cash proceeds from the conversion.

SEGMENT INFORMATION

            Prior to July 1, 2004, our reports included two business segments that were each strategic business units and which offered different products and services.  They were operated separately as each business required different technology and marketing strategies.  The two reportable segments within Pro-Dex were: Rotary Devices (formerly, Micro Motors Inc.) and Motion Control (formerly, Oregon Micro Systems Inc.).

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

COMPANY OVERVIEW

The following discussion and analysis provides information that the Company's management believes is relevant to an assessment and understanding of our results of operations and financial condition for each of the three month and nine month periods ended March 31, 2004 and 2005, respectively.  This discussion should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included elsewhere in this Report. This Report contains certain forward-looking statements and information. The cautionary statements included herein should be read as being applicable to all related forward-looking statements wherever they may appear.  Our actual future results could differ materially from those discussed herein.  Our critical accounting policies relate to inventory valuation for slow moving items, impairment of goodwill, and recoverability of deferred income taxes.

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

Pro-Dex, Inc. is a Colorado corporation, organized in 1978, conducting business in two locations.  Until June 30, 2004, each location was a separate subsidiary and Pro-Dex had a "holding company" structure.  In the fiscal year ended June 30, 2004, we eliminated the Company's holding company structure and terminated the separate legal status of our operating subsidiaries, Micro Motors, Inc. ("Micro Motors") headquartered in Santa Ana, California and Oregon Micro Systems, Inc. ("OMS") headquartered in Beaverton, Oregon, through the merger of each such subsidiary into the Company.  As a result, we no longer operate as a holding company but as one unified business operating in two locations: Santa Ana and Beaverton.  The company names of Micro Motors and Oregon Micro Systems will continue to be used for marketing purposes as brand names.  We specialize in bringing speed to market in the development and manufacture of technology-based solutions that incorporate embedded motion control and miniature rotary drive systems.  We design and produce products serving the medical, dental, factory automation and scientific research markets.  Our strategic value proposition is to get customers to market faster, at a lower cost and with a higher quality product.  Products developed and manufactured by us are used in hospitals, dental offices, medical engineering labs, scientific research facilities and high tech manufacturing operations around the world.

Pro-Dex's principal headquarters are located at 151 E. Columbine Avenue, Santa Ana, California 92707 and our phone number is 714-241-4411.  Our Internet address is www.pro-dex.com.  Our annual reports on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K, amendments to those reports and other Securities and Exchange Commission ("SEC") filings, are available free of charge through our website as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC.  In addition, our Code of Ethics and other corporate governance documents may be found on our website at the Internet address set forth above.  Our filings with the SEC may also be read and copied at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549.  You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

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

Company-funded research and development supports the development of rotary drive and motion control platforms.  We then seek customer-funded projects to customize these platforms to specific customer requirements.  Company-funded research and development projects are generally expected to convert to customer-funded projects within six to eighteen months.  Company-funded project costs are expensed as incurred.  In the three months ended March 31, 2005, $467,000 was expensed; a $5,000 decrease from the $472,000 expensed in the three months ended March 31, 2004.

In customer-funded development projects, costs are capitalized and recognized as a cost of sales as specific deliverables within the development contracts are produced, matching the costs to the revenue.  In the three months ended March 31, 2005, $88,000 was recognized as cost of sales, compared to $4,000 recognized as cost of sales in the three months ended March 31, 2004, reflecting the completion of new product launches this quarter.

Customer-funded research and development provided $285,000 in revenue in the three months ended March 31, 2005, and $107,000 in revenue in the three months ended March 31, 2004.  The results of the development work are intended to provide long-term exclusive manufacturing agreements and provide the customer with the retention of the intellectual property developed.  The identity of the customer is generally protected by a non-disclosure agreement.

Medical product sales represent the manufacture of proprietary designs developed by the Company under exclusive design and supply agreements.  Our dental products are sold to original equipment manufacturers and dental product distributors.  An independent dealer network was engaged in 2003 to market our own branded line of dental products in a more effective manner.  We also design and manufacture embedded multi-axis motion controllers used to regulate the motion of servo and stepper motors, predominantly for the factory automation and medical analysis equipment industries.  The controllers support the platforms for PCI, VME, ISA, and cPCI busses as well as stand-alone requirements.  Other products sold by Pro-Dex include motors, drivers, cables, software and a variety of accessories to meet most embedded motion control requirements; as well as pneumatic motors for industrial applications that are marketed directly to end-users and through industrial supply distributors.  The increase in the percentage of sales of medical products and the decrease in the percentage of sales of dental product sales is a direct result of the shift in the focus of our research and development efforts away from dental products and toward the our capabilities in the medical product market.

Our commitment to quality manufacturing is demonstrated by our many independently verified certifications for maintaining quality processes and products.  We hold the following certifications: ISO 9001:2000, ISO 13485 revised 1998, and Medical Device Directive 93\42\EEC Annex II company.

At the present time, we are generally able to fill orders within sixty (60) days.  At March 31, 2005 we had a backlog, including orders for delivery beyond 60 days, of $8.3 million compared with a backlog of $5.1 million at June 30, 2004 and $3.3 million at March 31, 2004.  We expect to fill all of our future orders during the next twelve months.  The increased backlog from June 30, 2004 is due to the development of new products to be supplied under exclusive long-term supply agreements.  The increase in backlog from March 31, 2004 to March 31, 2005 is due to the timing of receiving and shipping against long-term purchase orders, of which we had a higher amount of bookings than shipments in the quarter.  Although we may experience seasonal fluctuations in our new order bookings due to the timing of major medical, dental and industrial trade shows and events, we do not typically experience seasonal fluctuations in our order shipments.

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

            We determine our inventory value at the lower of cost (first-in, first-out method) or market value and calculate a reserve for slow moving items to reflect a reduced marketability for the item.  The reserve is calculated by comparing the quantity of the item on hand with our prior 12-month sales history.  If inventory on hand for a specific part exceeds and estimated 24 months of usage, between 20% and 100% of its value may be included in the inventory reserve.  The actual percentage reserved depends on the total quantity on hand, its sales history, and expected near term sales prospects.

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

            As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate.  This process involves estimating the actual current tax liabilities together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes.  These differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheet.  The most significant tax assets are future deductions from the amortization of intangibles over the next ten years.  Tax assets also result from net operating losses and research and development tax credits.  We must then assess the likelihood that the deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, a valuation allowance must be established.  To the extent we establish a valuation allowance or increase or decrease this allowance in a period, the impact will be included in the tax provision in the statement of operations.

            Significant management judgment is required to determine our provision for income taxes and the recoverability of the deferred tax asset.  It is based on estimates of future taxable income by jurisdiction in which the Company operates and the period over which the deferred tax assets will be recoverable.  In the event that actual results differ from these estimates or we adjust these estimates in future periods, a valuation allowance may need to be established which could result in a tax provision equal to the carrying value of the deferred tax assets.

RISK FACTORS

Competition

            The markets for healthcare and factory automation industries are intensely competitive, and we face significant competition from a number of different sources.  Several of our competitors have significantly greater name recognition as well as substantially greater financial, technical, product development and marketing resources than us.

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

Accounting Matters

               We are subject to changes in and interpretations of financial accounting matters that govern the measurement of our performance. Based on our reading and interpretations of relevant guidance, principles or concepts issued by, among other authorities, the American Institute of Certified Public Accountants, the Financial Accounting Standards Board, and the United States Securities and Exchange Commission, our management believes our current sales and licensing contract terms and business arrangements have been properly reported. However, there continue to be issued interpretations and guidance for applying the relevant standards to a wide range of contract terms and business arrangements that are prevalent in the industries in which we operate. Future interpretations or changes by the regulators of existing accounting standards or changes in our business practices could result in future changes in our accounting policies and practices that could have a material adverse effect on our business, financial condition, cash flows, revenue and results of operations.

Internal Controls

            Any weaknesses identified in our internal controls as part of the evaluation being undertaken by us and our independent public accountants pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 could have an adverse effect on our business.  We are in the process of evaluating and documenting our controls pursuant to Section 404 of the Sarbanes-Oxley Act.

Stock Option Expense

            Stock options have from time to time been an important component of the compensation packages for many of our directors and employees.  We currently do not deduct the expense of director or employee stock option grants from our income.  As issued on December 16, 2004, FAS 123R requires companies to change their accounting policies to record the value of stock options vested as an expense and a charge against earnings.  We are a small business issuer and thus the rule would require that we comply at the beginning of the first fiscal year after December 15, 2005, so reports issued for dates after  July 1, 2006 will reflect the change and our reported earnings will be adversely affected.

RESULTS OF OPERATIONS

For the Three-Month periods ended March 31, 2005 and 2004

            The following table sets forth for the periods indicated the percentage of net revenues represented by each item in our Consolidated Statements of Income.

	Three Months Ended March 31,
	2005	2004
Net Revenues:	100.0%	100.0%
Cost of Goods Sold	49.3%	51.4%
Gross Profit	50.7%	48.6%

Selling, General and Administrative Expenses	25.8%	22.2%
Research and Development Costs	14.4%	14.3%
Income from Operations	10.5%	12.1%

Net interest and other expense (income)	-0.6%	-1.1%

Provision for Income Taxes	2.6%	5.3%
Net Income	8.5%	7.9%

Net Sales.  Consolidated sales decreased from $3,302,000 to $3,241,000 ($61,000 or 2%) for the quarter ended March 31, 2005, compared to the quarter ended March 31, 2004.  We continued to shift our product mix away from lower margin dental sales to higher margin medical and factory automation sales.  As a result, medical products increased as a percentage of total sales to 45% from 40% in the same quarter last year.  Shipments to dental customers were reduced to 25% of total sales compared to 41% for the same quarter in the prior year.  Sales to factory automation and industrial customers increased to 23% from 15% for the same quarter in the prior year as the industry maintained its recent higher levels of activity as compared to the last three fiscal years.  Although selective price increases and decreases were implemented in response to market conditions, the majority of the sales growth and declines for each product line is due primarily to increased or decreased sales volume, not the effect of price changes.  Our revenue is derived from four main customer types.  The proportion of Pro-Dex total sales to each customer type is noted in the table below:

	Three Months Ended March 31,		FY	FY	FY
% of Total Sales	2005	2004	2004	2003	2002
Dental	25%	41%	32%	43%	54%
Medical	45%	40%	41%	28%	17%
Factory Automation	23%	15%	18%	19%	19%
Government research and other	7%	4%	9%	10%	10%

Gross Profit and Gross Profit Percentage of Sales.  Our consolidated gross profit percentage for the quarter ended March 31, 2005 increased 2% over the same quarter in the previous year despite a decline in sales as lower margin dental sales were replaced by higher margin medical sales.  Gross profit as a percentage of sales increased to 50.7% for the quarter ended March 31, 2005 compared to 48.6% for the quarter ended March 31, 2004, as the continued gains from manufacturing cost improvements and a richer product mix were realized.  Gross profit and gross profit percentage were as follows:

	Three Months Ended March 31,		Increase
	2005	2004
Gross Profit	$1,643,000	$1,604,000	2.4%
Gross Profit Percentage	50.7%	48.6%	4.3%

 Selling, General and Administrative Costs (S, G&A).  S, G & A expenses increased to $835,000 for the quarter ended March 31, 2005 from $732,000 for the quarter ended March 31, 2004.  The increase is mainly due to increased labor costs, in addition to increased sales and marketing expenses.  S, G & A costs were as follows:

	Three Months Ended March 31,
	2005	2004	Increase
Selling	$ 249,000	$ 231,000	8%
General and administrative	$ 586,000	$ 501,000	17%
Total S, G&A	$ 835,000	$ 732,000	14%

Research and Development Costs.  Company-funded research and development expenses decreased to $467,000 for the quarter ended March 31, 2005 from $472,000 for the quarter ended March 31, 2004.  The decrease in Company-funded research and development costs is due to an increase in customer-funded research and development in support of a higher number of medical and dental new product development projects.  Company-funded research and development costs were as follows:

	Three Months Ended March 31,		Decrease
	2005 2004
Research and Development costs	$ 467,000	$ 472,000	-1%

We engage in two types of research and development efforts: Company-funded and customer-funded.  Company funded research and development is intended to develop generic rotary device and multi axis motion control platforms that will subsequently be utilized to meet the needs of individual customers.  In this initial phase, there are generally no revenues generated and the associated costs are expensed as incurred.

Customer-funded research and development effort is the work performed for and funded by specific customers under the terms of formal research and development agreements.  These efforts are generally for specific applications of the generic platforms developed by the Company-funded research.  These projects typically take place within twelve months of the generic development work being completed.  We recognize revenue under these research and development agreements when certain deliverables are completed as specified in each development contract.  The research and development costs associated with the customer-funded research and development are capitalized as inventory and recognized as costs of sales (COS) when the contracted deliverable is made, matching the cost to the revenue.  Customer-funded research and development provided $285,000 and $107,000 in revenue in the quarters ended March 31, 2005 and March 31, 2004, respectively.  In the quarter ended March 31, 2005, $88,000 was recognized as COS, and $4,000 was recognized as COS in the quarter ended March 31, 2004.

Operating Profit and Operating Profit Percentage of Sales.  Our consolidated operating profit for the quarter ended March 31, 2005 decreased to $341,000 compared operating rofit of $400,000 for the same quarter in the previous year.  The decrease was due to decreased factory automation sales levels and higher general and administrative expenses, partially offset by a more profitable sales mix.  Operating profit as a percentage of sales decreased to 10.5% for the quarter ended March 31, 2005 compared to 12.1% for the quarter ended March 31, 2004 due to the higher selling, general and administrative expenses.  Operating profit and margin were as follows:

	Three Months Ended March 31,		Decrease
	2005	2004
Operating Profit	$341,000	$400,000	-15%
Operating Profit Percentage	10.5%	12.1%	-13%

Net Interest Expense.  Net interest expense was $0 in the quarter ended March 31, 2005, down from $9,000 in the prior year's quarter due to the Company's current debt-free status.

Provision for Taxes. Our estimated effective combined federal and state tax rate on income from operations for the quarter ended March 31, 2005 was 23% due to the filing of the 2004 tax return that resulted in a $59,000 refund received in the quarter and was 40% for the quarter ended March 31, 2004.

Net Income.  Our net income for the three months ended March 31, 2005 was $275,000 or $0.03 per share on a basic and diluted basis, as compared to a net income of $261,000 or $0.03 per share on a basic and diluted basis for the three months ended March 31, 2004.

For the Nine-Month periods ended March 31, 2005 and 2004

            The following table sets forth for the periods indicated the percentage of net revenues represented by each item in our Consolidated Statements of Income.

	Nine Months Ended March 31,
	2005	2004
Net Revenues:	100.0%	100.0%
Cost of Goods Sold	45.9%	54.0%
Gross Profit	54.1%	46.0%

Selling, General and Administrative Expenses	25.8%	23.0%
Research and Development Costs	14.2%	12.3%
Income from Operations	14.1%	10.7%

Net interest and other expense (income)	-1.0%	-0.1%

Provision for Income Taxes	5.4%	4.3%
Net Income	9.7%	6.5%

Net Sales.  Consolidated sales decreased from $10,534,000 to $9,466,000 ($1,068,000 or 10%) for the nine months ended March 31, 2005, compared to the nine months ended March 31, 2004.  The reduction in sales is mainly due to a $698,000 decrease in sales due to HealOzone shipments being replaced by a royalty agreement, transitioning away from low margin customers and customer driven new product shipment delays.  Medical products declined as a percent of total sales to 36% from 42% in the same nine months last year due to the timing of new product launches that were delayed for shipment into future periods.  Shipments to dental customers decreased to 25% as HealOzone shipments in the prior nine months were replaced by royalty payments.  Sales to factory automation and industrial customers increased to 28% as the industry maintained its recent higher levels of activity as compared to the last three years.  Although selective price increases and decreases were implemented in response to market conditions, the majority of the sales growth and declines for each product line is due to increased or decreased sales volume, not the effect of price changes.  Our revenue is derived from four main customer types.  The proportion of Pro-Dex total sales to each customer type is noted in the table below:

	Nine Months Ended March 31,		FY	FY	FY
% of Total Sales	2005	2004	2004	2003	2002
Dental	25%	34%	32%	43%	54%
Medical	36%	42%	41%	28%	17%
Factory Automation	28%	15%	18%	19%	19%
Government research and other	10%	9%	9%	10%	10%

Gross Profit and Gross Profit Percentage of Sales.  Our consolidated gross profit for the nine months ended March 31, 2005 increased $271,000 or 6% over the same nine months in the previous year despite the decline in sales as lower margin dental sales were replaced by higher margin factory automation and medical sales.  Gross profit as a percentage of sales increased to 54.1% for the nine months ended March 31, 2005 compared to 46.0% for the nine months ended March 31, 2004, due to gains from increased high margin factory automation sales and manufacturing cost improvements.  Gross profit and gross profit percentage were as follows:

	Nine Months Ended March 31,
	2005	2004	Increase
Gross Profit	$5,122,000	$4,851,000	6%
Gross Profit Percentage	54.1%	46.0%	18%

Selling, General and Administrative Costs (S, G&A).  S, G & A expenses increased by $12,000 or 0.5% for the nine months ended March 31, 2005 from the nine months ended March 31, 2004.  The increase is mainly due to a higher level of sales and marketing expenses supporting the new business wins offset by reduced legal and insurance costs.  S, G & A costs were as follows:

	Nine Months Ended March 31,		Increase
	2005	2004	Decrease
Selling	$ 726,000	$ 629,000	15%
General and administrative	$ 1,711,000	$ 1,796,000	-5%
Total S, G&A	$ 2,437,000	$ 2,425,000	0%

Research and Development Costs.  Research and development expenses increased to $1,343,000 for the nine months ended March 31, 2005 from $1,299,000 for the nine months ended March 31, 2004, an increase of $44,000 or 3%.  The increase is due to higher support levels of the new product development in the medical and dental product lines and continuing investment in support of motion control system product line extensions.  Company-funded research and development costs were as follows:

	Nine Months Ended March 31,
	2005 2004		Increase
Research and Development Costs	$1,343,000	$1,299,000	3%

We engage in two types of research and development efforts: Company-funded and customer-funded.  Company funded research and development is intended to develop generic rotary device and multi axis motion control platforms that will subsequently be utilized to meet the needs of individual customers.  In this initial phase, there are generally no revenues generated and the associated costs are expensed as incurred.

Customer-funded research and development effort is the work performed for and funded by specific customers under the terms of formal research and development agreements.  These efforts are generally for specific applications of the generic platforms developed by the Company-funded research.  These projects typically take place within twelve months of the generic development work being completed.  We recognize revenue under these research and development agreements as certain deliverables are completed as specified in each development contract.  The research and development costs associated with these efforts are capitalized as inventory and recognized as costs of sales (COS) when the contracted deliverable is made, matching the cost to the revenue.  Customer-funded research and development provided $537,000 and $299,000 in revenue in the nine months ended March 31, 2005 and March 31, 2004, respectively.  In the nine months ended March 31, 2005, $130,000 was recognized as COS, and $200,000 was recognized as COS in the nine months ended March 31, 2004.

Operating Profit and Operating Profit Percentage of Sales.  Our consolidated operating profit for the nine months ended March 31, 2005 increased to $1,342,000 compared to operating profit of $1,127,000 in the same nine months of the previous year.  The increase was due to a more favorable product mix, led by a greater contribution of factory automation products.  Operating profit as a percentage of sales increased to 14.2% for the nine months ended March 31, 2005 compared to 10.7% for the nine months ended March 31, 2004 due to the effects of a more favorable sales mix offsetting the loss of efficiencies from the lower sales volumes.  Operating profit and margin were as follows:

	Nine Months Ended March 31,
	2005	2004	Increase
Operating Profit	$1,342,00	$1,127,000	19.1%
Operating Profit Percentage	14.2%	10.7%	32.7%

Royalties and Other Income.  We received $47,000 in royalty payments in the nine months ended March 31, 2005, compared to $40,000 in the same period of the prior year.

Net Interest Expense.  Net interest expense was $9,000 in the nine months ended March 31, 2005, down from $44,000 in the prior year's nine months due to the reduced balance and rates on the restructured credit line and the payoff of the net note to a shareholder.

Provision for Taxes. Our estimated effective combined Federal and state tax rate on income from operations for the nine months ended March 31, 2005 was 36% due to the filing of the 2004 tax return that resulted in a $59,000 refund received in the third quarter and was 40% for the nine months ended March 31, 2004.

Net Income.  Our net income for the nine months ended March 31, 2005 increased 35% to $921,000 or $0.10 per share on a basic and diluted basis, as compared to a net income of $683,000 or $0.08 per share on a basic and $0.07 per share on a diluted basis for the nine months ended March 31, 2004.

Liquidity and Capital Resources

The following table presents selected financial information for the comparative period last year and the year ended June 30, 2004:

	As of March 31,		Year Ending
	2005	2004	June 30, 2004
Cash and cash equivalents	$2,259,000	$1,306,000	$2,070,000
Working Capital¹	$7,027,000	$5,353,000	$5,795,000
Credit Line outstanding balance	$0	$0	$0
Tangible book value/common share²	$0.97	$0.81	$0.85
Number of days of sales outstanding (DSO) in accounts receivable at end of quarter³
	72	52	59

	Nine Months Ended March 31, 2005 2004		Year Ending June 30, 2004

Net cash provided by operations	$111,000	$1,160,000	$2,054,000

¹ Working Capital is calculated as follows:  ending current assets balance less ending current liabilities balance.

² Tangible book value/common share is calculated as follows: (Total shareholders' equity less Goodwill) divided by (basic weighted average outstanding shares for the most recent quarter).

³ DSO is calculated as follows: Ending Net Accounts Receivable balance divided by (Previous Quarter Sales divided by 91 days).

Our working capital at March 31, 2005 increased to $7.0 million compared to $5.4 million at March 31, 2004 and $5.8 million at June 30, 2004.  Sustained higher profitability contributed to the provision of cash and increased working capital for the quarter, even as we began to make significant tax payments of $668,000 in the nine months ended March 31, 2005 compared to $4,000 in the comparable nine months last year.

In October 2003, our then existing credit facility with Wells Fargo Business Credit Inc. was refinanced with a more favorable facility by Wells Fargo Bank, N.A. (Wells Fargo) for borrowings up to the lesser of $2,000,000 or the total of our eligible accounts receivable.  The credit facility expired in October 2004.  Its terms required monthly interest payments at the prime rate or LIBOR (one month to three months) plus 2.75% based on outstanding borrowings, with no minimum interest charge.  The outstanding borrowings under the credit facility were secured by all assets of, and guaranteed by the Company.

In October 2004, the credit facility with Wells Fargo was renewed again with a more favorable facility for borrowings up to $2,000,000.  The credit facility expires in October 2005 and its terms require monthly interest payments at the prime rate of interest (5.75% at March 31, 2005); or LIBOR plus 2.50% (5.37% (one month) to 5.62% (three months) at March 31, 2005), based on outstanding borrowings with no minimum interest charge.   The outstanding borrowings are secured by all assets of, and guaranteed by the Company.  There was no outstanding balance under the terms of this credit facility as of March 31, 2005.  The total eligible borrowing capacity at March 31, 2005 was $2,000,000.

There are certain financial and non-financial covenants that we must meet to be in compliance with the terms of the October 2004 Wells Fargo credit facility.  At March 31, 2005, we were in compliance with all such covenants.

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

At March 31, 2005, we had cash and cash equivalents of $2,259,000.  We believe that our cash and cash equivalents on hand, together with cash flows from operations, if any, and amounts available under the credit facility will be sufficient to meet our working capital and capital expenditure requirements for the next twelve months.

Recent Accounting Pronouncements

We are subject to the revised requirements of the Statement of Financial Accounting Standards ("SFAS") No. 123R "accounting for Stock-Based Compensation" as revised December 2004.  This standard establishes the accounting standards for equity compensation, and will apply to us in the recognition of the cost of stock options awarded based on the grant-date fair value of those awards.  As a small business issuer, the statement is effective for us at the beginning of the first fiscal year that begins after December 15, 2005. Accordingly we will begin to report the expense of vested stock options in our report for the quarter and ending September 30, 2006.

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

During the quarter ended March 31, 2005, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting except that subsequent to the ending of our second quarter, we improved the information and financial controls by consolidating our accounting and Enterprise Resource Planning system to a unified platform. This allowed us to eliminate two of the previous three accounting systems which we operated.  As the systems were consolidated, many of the operating procedures and information processing steps were streamlined, reducing the opportunity for error and increasing the Company's information processing efficiency.

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

Date: May 12, 2005 PRO-DEX INC.	Date: May 12, 2005 PRO-DEX INC.
By: / s / Patrick Johnson	By: / s / Jeffrey J. Ritchey

Patrick Johnson	Jeffrey J. Ritchey
Chief Executive Officer	Secretary and Chief Financial Officer (Principal Financial and Accounting Officer)