Form 10KSB
period 2005-06-30
PRO DEX INC
filed 2005-09-28
CIK 788920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

[X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2005

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

Yes [X]      No  [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

       Issuer's revenues for its most recent fiscal year were $13,834,000.

The aggregate market value of the voting stock held by non-affiliates computed by reference to the closing price as of September 19, 2005 was $27,648,000. For the purpose of this calculation, shares owned by officers, directors and 10% stockholders known to the registrant have been deemed to be owned by affiliates. This determination of affiliate status is not a determination for other purposes.

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock outstanding as of the latest practicable date:  9,544,912 shares of Common Stock, no par value, as of September 19, 2005.

DOCUMENTS INCORPORATED BY REFERENCE: Part III incorporates by reference certain information from the registrant's definitive proxy statement (the "Proxy Statement") for the 2005 Annual Meeting of Shareholders.  Certain exhibits are set forth in the Exhibit Index. The Exhibit Index begins on sequentially numbered page 37.

Transitional Small Business Disclosure Format:        Yes [  ] No [X]

PART I

Cautionary statement pursuant to safe harbor provisions of the Private Securities Litigation reform act of 1995.

When used in this report on Form 10-KSB, the words "expects," "anticipates," "estimates," "believes," "hopes," "intends," "forecasts" and similar expressions are intended to identify "forward-looking statements." These statements which are not historical or current facts are made pursuant to the safe harbor provisions of Section 27a of the Securities Act of 1933, as amended and Section 21e of the Securities Exchange Act of 1934, as amended, and the Company intends that such forward-looking statements be subject to those safe harbor provisions for such statements. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date of this report. While forward-looking statements represent management's best judgment as to what may occur in the future, they are subject to risks, uncertainties and important factors beyond the control of the Company that could cause actual results and events to differ materially from historical results of operations and events as well as those presently anticipated or projected. These factors include adverse economic conditions, entry of new and stronger competitors, capital availability, unexpected costs, failure to capitalize upon access to new customers, and marketplace delisting. Other risks and uncertainties which may affect forward-looking statements about the Company's business and prospects include, but are not limited to, the ramifications of the continued industry consolidation of dental products dealers and distributors, managed health care, increasingly limited acquisition opportunities, the Company's ability to effectively integrate operations of acquired companies, dealer acceptance and support of new products, maintaining favorable supplier relationships, the inability to engage qualified human resources as needed, the possibility of marketplace delisting, and general economic conditions. The Company disclaims any obligations subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

Item 1.      Description of Business

Company Overview

Pro-Dex, Inc. ("Company," "Pro-Dex", "we," "our,", "us") is a Colorado corporation that was chartered in 1978, and specializes in bringing speed to market in the development and manufacture of technology-based solutions that incorporate embedded motion control and miniature rotary drive systems.  We design and manufacture products serving the medical, dental, factory automation and scientific research markets.  Our strategic value proposition is to get customers to market faster, at a lower total cost and with a higher quality product.  Products that we have developed and manufactured are used in hospitals, dental offices, medical engineering labs, scientific research facilities and high tech manufacturing operations around the world.  Until June 30, 2004, Pro-Dex had a "holding company" legal structure that had become increasingly cumbersome for the efficient operation of the Company.  In the fiscal year ended June 30, 2004, we eliminated the Company's holding company structure and terminated the separate legal status of our then operating subsidiaries, Micro Motors, Inc. ("Micro Motors") headquartered in Santa Ana, California and Oregon Micro Systems, Inc. ("OMS") headquartered in Beaverton, Oregon, through the merger of each such subsidiary into the Company.  As a result, we no longer operate as a holding company but as one integrated business operating in two locations providing a broad range of systems solutions to our customers.  The company names of Micro Motors and Oregon Micro Systems will continue to be used for marketing purposes as brand names.

Pro-Dex's principal headquarters are located at 151 E. Columbine Avenue, Santa Ana, California 92707 and our phone number is 714-241-4411.  Our Internet address is www.pro-dex.com.  Our annual reports on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K, amendments to those reports and other Securities and Exchange Commission ("SEC") filings, are available free of charge through our website as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC.  In addition, our Code of Ethics and other corporate governance documents may be found on our website at the Internet address set forth above.  Our filings with the SEC may also be read and copied at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549.  You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.

Description of Business

The majority of our revenue is derived from designing, developing and manufacturing electric, air, and battery powered rotary drive systems for the medical device and dental industries, and motion control software and hardware for industrial and scientific applications.  We also distribute our own line of pneumatic and electric dental hand pieces sold under the Micro Motors name utilizing a network of independent sales representatives across North America.  A large part of our recent revenue growth has been driven by developing and selling numerous private label rotary drive systems for use in dental, cranial, spinal, arthroscopic and orthopedic surgery.  Other revenue sources include designing and manufacturing miniature pneumatic motors and motion control systems for industrial applications in the automotive, aerospace, apparel and entertainment industries.

All years relating to financial data herein shall refer to fiscal years, unless indicated otherwise.

Company-funded research and development supports the development of generic rotary drive and motion control platforms.  We then seek customer-funded projects to customize these platforms to specific customer requirements.  Company-funded research and development projects are generally expected to convert to customer-funded projects within six to eighteen months.  Company funded project costs are expensed as incurred.  In the year ended June 30, 2005, $1,740,000 was expensed; a decrease of $50,000 from the $1,790,000 expensed in the year ended June 30, 2004.

For customer-funded development projects, costs are capitalized and recognized as a cost of sales when specific deliverables within the development contracts are produced, matching the costs to the revenue. In the year ended June 30, 2005, $144,000 was recognized as cost of sales, compared to $221,000 recognized as cost of sales in the year ended June 30, 2004.   In the three months ended June 30, 2005, $13,000 was recognized as cost of sales, compared to $20,000 recognized as cost of sales in the three months ended June 30, 2004, reflecting the completion of new product launches this quarter.

Customer-funded research and development provided $566,000 in revenue for the year ended June 30, 2005, and $426,000 in revenue in the year ended June 30, 2004.  Customer-funded research and development provided $29,000 in revenue in the three months ended June 30, 2005, and $127,000 in revenue in the three months ended June 30, 2004.  The results of customer-funded development work are intended to provide long-term exclusive manufacturing agreements and provide the customer with the retention of the intellectual property developed.  The identity of the customer is generally protected by a non-disclosure agreement.

The Company's revenue is derived from four main customer types.  The proportion of Pro-Dex total sales to each customer type is noted in the table below:

	FY 2005	FY 2004	FY 2003	FY 2002
% of Total Sales
Dental	24%	32%	43%	54%
Medical	42%	41%	28%	17%
Industrial	26%	18%	19%	19%
Government research and other	8%	9%	10%	10%

Medical product sales represent the manufacture of products which utilize proprietary designs developed by the Company under exclusive design and supply agreements.  Our dental products are sold to original equipment manufacturers and dental product distributors.  An independent dealer network was engaged in 2003 to market our own branded line of dental products in a more effective manner.  We also design and manufacture embedded multi-axis motion controllers used to regulate the motion of servo and stepper motors, predominantly for the factory automation and medical analysis equipment industries.  The controllers support the platforms for PCI, VME, ISA, and cPCI busses as well as stand-alone requirements.  In addition, we make and sell pneumatic motors for industrial applications that are marketed directly to end-users and through industrial supply distributors.  The increase in the percentage of sales of medical products and the decrease in the percentage of sales of dental product sales is a direct result of the shift in the focus of our research and development efforts away from dental products and toward our capabilities in the medical product market.

Of Pro-Dex sales in 2005, over 15% were shipments of products developed in the last 12 months and 24% were shipments of products developed in the last 24 months.  Of Pro-Dex sales in 2004, over 16% were shipments of products developed in the previous 12 months and 31% were shipments of products developed in the previous 24 months.

In 2005, the top 20 customers accounted for 69% of our sales, compared to 72% in 2004.  In 2005, our three largest customers accounted for 31% of such sales with one customer accounting for over 17% of sales.  This compares to 2004 when our three largest customers accounted for 32% of our sales with the largest customer accounting for 17%.  No other customer accounted for over 10% of sales in either year.  Our larger customers include Smith and Nephew, Medtronics, Sullivan Schein, Karl Storz, Walter Lorenz, Applied Materials and Pemstar.  In some cases, disclosure of other larger customer names is prohibited by confidentiality agreements with such entities.  Our medical and industrial customers are typically larger companies, while our dental products customers are typically smaller companies.  We have no plans to discontinue the sales relationships with our existing significant customers, and have no knowledge that these significant customers have any plans to discontinue their relationships with us, although the relationships may change over time.

All of the raw materials used to manufacture of our products are purchased from various suppliers and are available from several sources. Precipart Corporation, Insight Electronics, LLC and Avenet Electronics Marketing are some examples of our key suppliers.  We consider our relationships with our suppliers and manufacturers to be good.  We do not intend to terminate any such relationship at this time, nor does management have knowledge that any supplier or manufacturer intends to terminate its relationship with Pro-Dex.  Pro-Dex has no exclusive arrangements with any of its suppliers or manufacturers.

Our commitment to quality manufacturing is demonstrated by our three independently verified certifications for maintaining quality processes and products.  We hold the following certifications: ISO 9001:2000, ISO 13485 revised 1998, and Medical Device Directive 93\42\EEC Annex II company.

At the present time, we are generally able to fill orders within sixty (60) days.  At June 30, 2005, we had a backlog, including orders for delivery beyond 60 days, of $7.9 million compared with a backlog of $5.1 million at June 30, 2004.  We expect to ship most of our backlog in 2006 and the remainder in 2007.  The increased backlog is due to the receipt of several high-value, long-term purchase orders in the last fiscal year from new and existing customers.  We do not typically experience seasonal fluctuations in our new order bookings, but may experience variability in our new order bookings due to the timing of major new product launches.  Similarly, we do not typically experience seasonal fluctuations in our shipments and revenues.

We sell our products using several methods; selling directly to the customer, selling directly to original equipment manufacturers and selling through a network of high technology and dental product distributors within North America.  Internationally, the Company has sales agreements with foreign distributors or sells through the domestic subsidiaries of foreign customers.

The Pro-Dex corporate structure has continued to evolve since the divestiture of the Company's Biotrol and Challenge subsidiaries in June of 2001 through the recent elimination of the holding company structure and consolidation of the remaining operating subsidiaries in June of 2004.  Coincident with the dental consumable subsidiary sale in 2001, our executive operations in Colorado were consolidated into the facilities in Santa Ana, California.  This and other efforts to streamline our structure and reduce corporate overhead saved approximately $980,000 in 2003 as compared to 2002, primarily in reduced lease costs, eliminated management salary costs and reduced consulting fees.  We saved an additional $133,000 in 2004 as compared to 2003 and an additional $148,000 in 2005 as compared to 2004, insurance, legal, and consulting costs were reduced further.

Competition

            The markets for products in the healthcare and factory automation industries are intensely competitive, and we face significant competition from a number of different sources.  Several of our competitors have significantly greater name recognition as well as substantially greater financial, technical, product development and marketing resources than we do.

            We compete in all of our markets with other major healthcare and factory automation related companies. Competitive pressures and other factors, such as new product or new technology introductions by us or our competitors, may result in price or market share erosion that could have a material adverse effect on our business, results of operations and financial condition.  Also, there can be no assurance that our products and services will achieve broad market acceptance or will successfully compete with other products targeting the same customers.

Research and Development

We conduct company-wide and project specific research and development programs. These product development programs are important to both maintain and improve our market position. The net amounts spent on research and development activities in 2005 and 2004 were approximately $1.74 million and $1.79 million, respectively.  Our research and development effort involves the design and manufacture of products that perform specific applications for our customers.  We continue to target our research and development expenses toward three goals:

1.      expanding our customer base in the medical device industry

2.      general technical advances, and

3.      enhancements of current product lines.

We continue to gain a greater commitment level from our customers to share research and development costs by billing them for non-recurring engineering expenses. The fees received for non-recurring engineering expenses do not, however, represent a significant portion of our revenue.

Employees

At June 30, 2005, we had 87 full-time employees compared to 82 full-time and 1 part-time employees at June 30, 2004.  As of June 30, 2005, there were 74 persons employed at the Santa Ana location and 13 persons employed at the Beaverton location compared to 68 persons employed at the Santa Ana location and 15 persons employed at the Beaverton location at June 30, 2004.  We have increased the use of temporary labor from temporary staffing agencies as a response to our accelerating sales rate during the fourth quarter and employed 15 agency temps at June 30, 2005, which is an increase from 2 at June 30, 2004.

None of our employees are a party to any collective bargaining agreements with us. We consider our relationships with our employees to be good.

Government Regulations

Our manufacture and distribution of dental and medical devices are subject to a number of state and federal regulatory bodies, including state dental boards and the Food and Drug Administration ("FDA"). The statutes, regulations, administrative orders, and advisories that affect the Company's businesses are complex and subject to diverse, often conflicting, interpretations. While we make every effort to maintain full compliance with all applicable laws and regulations, we are unable to eliminate an ongoing risk that one or more of our activities may at some point be determined to have been non-compliant. The penalties for non-compliance could range from an administrative warning to termination of a portion of our business.  Further, even if we are subsequently determined to have fully complied with applicable law or regulation, our costs to achieve such a determination and the intervening loss of business could adversely affect or even terminate a portion of our business. Further, a change in such laws or regulations at any time may have an adverse effect on our operations. Notwithstanding the risks inherent in our business, management believes that our operations are in compliance with applicable laws and regulations.

The FDA regulates our dental and medical products as Class 1, Class 2 and Class 3 medical devices.  The FDA has broad enforcement powers to recall and prohibit the sale of products that do not comply with federal regulations, and to order the cessation of non-compliant processes. No claim has been made to date by the FDA regarding any of our products or processes.  Nevertheless, as is common in the industry, certain of our products and processes have been the subject of routine governmental reviews and investigations. While our management is confident that our products and processes fully comply with applicable laws and regulations, we are unable to predict the outcome of any such investigation or review, pending its completion.

Management believes that our business in the assembly and distribution of multi-axis motion control circuit boards, including the processes and materials, is conducted in a manner consistent with Environmental Protection Agency ("EPA") regulations governing disposition of industrial waste materials.  While our management is confident that our products and processes fully comply with applicable laws and regulations, we are unable to predict the outcome of any investigation or review which may in the future be undertaken with respect to our products or processes.

Management believes that we follow good manufacturing practices for all of our products at each of its locations.

Patents, Trademarks, and Licensing Agreements

We hold patents relating to multi-axis motion controllers and our miniature rotary drive products.  Our patents have varying expiration dates.  The expiration of the patents is not expected to cause any change in the Company's revenue generating operations.

We conducted a limited review of the patents acquired in connection with the 1995 OMS and Micro Motors acquisitions and believe that the use of such patents is neither infringed upon by any third party, nor infringes on any prior art of any third party. We are unable to assess the validity, scope, or defensibility of our patents, and any challenge to or claim of infringement relating to our patents could materially and adversely affect our business and results of operations, although management believes it is more likely than not for a claim to not have a material and adverse effect on our revenue generating operations.

We have certain trademarks relating to our miniature pneumatic motor products, including Dynatorq™, Dynasurg™, PDL™, and Micro Handpiece™. We have filed for federal trademark protection for OMS-EZ™ and Canaligator™.

We have not entered into any licensing or franchising agreements for revenue generating purposes.

RISK FACTORS

Competition

            The markets for healthcare and factory automation industries are intensely competitive, and we face significant competition from a number of different sources.  Several of our competitors have significantly greater name recognition as well as substantially greater financial, technical, product development and marketing resources than us.

            We compete in all of our markets with other major healthcare and factory automation related companies. Competitive pressures and other factors, such as new product or new technology introductions by us or our competitors may result in price or market share erosion that could have a material adverse effect on the our business, results of operations and financial condition. Also, there can be no assurance that our products and services will achieve broad market acceptance or will successfully compete with other products.

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

Dependence on Principal Products and New Product Development

            We currently derive a substantial part of our net revenues from sales of our core healthcare and factory automation products and services. We believe that a primary factor in the market acceptance of our product and services is the value that is created for our customers by those products and services. Our future financial performance will depend in large part on our ability to continue to meet the increasingly sophisticated needs of our customers through the timely development, successful introduction and implementation of new and enhanced products and services. We have historically expended a significant percentage of our net revenues on product development and believe that significant continued product development efforts will be required to sustain our growth. Continued investment in our sales and marketing efforts will also be required to support future growth.

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

Technological Change

            The healthcare and factory automation markets are generally characterized by rapid technological change, changing customer needs, frequent new product introductions, and evolving industry standards. The introduction of products incorporating new technologies and the emergence of new industry standards could render the Company's existing products obsolete and unmarketable. There can be no assurance that we will be successful in developing and marketing new products that respond to technological changes or evolving industry standards.

            New product development requires significant research and development expenditures that are ultimately funded by sales growth. Any significant decrease in revenues or research funding could impair our ability to respond to technological advances in the marketplace and to remain competitive. If we are unable, for technological or other reasons, to develop and introduce new products in a timely manner in response to changing market conditions or customer requirements, our business, results of operations and financial condition may be materially adversely affected.

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

Dependence Upon Key Personnel

Our future performance also depends in significant part upon the continued service of our key technical and senior management personnel, many of who have been with the Company for a significant period of time.  We purchased a one-year term key man life insurance policy for the president in December 2004, but do not maintain key man life insurance on any other of our employees. Because we have a relatively small number of employees when compared to other leading companies in the same industry, our dependence on maintaining our relationship with key employees is particularly significant. We are also dependent on our ability to attract and retain high quality personnel, particularly in the areas of product development, operations management and finance.

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

Accounting Matters

               We are subject to changes in and interpretations of financial accounting matters that govern the measurement of our performance. Based on our reading and interpretations of relevant guidance, principles or concepts issued by, among other authorities, the American Institute of Certified Public Accountants, the Financial Accounting Standards Board, and the United States Securities and Exchange Commission, our management believes our current sales contract terms and business arrangements have been properly reported. However, there continue to be issued interpretations and guidance for applying the relevant standards to a wide range of contract terms and business arrangements that are prevalent in the industries in which we operate. Future interpretations or changes by the regulators of existing accounting standards or changes in our business practices could result in future changes in our accounting policies and practices that could have a material adverse effect on our business, financial condition, cash flows, revenue and results of operations.

Internal Controls

            Any weaknesses identified in our internal controls as part of the evaluation being undertaken by us and our registered independent public accountants pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 could have an adverse effect on our business.  We are in the process of evaluating and documenting our controls pursuant to Section 404 of the Sarbanes-Oxley Act.  We are working toward being fully compliant with the requirements of Section 404 of the Sarbanes-Oxley Act at the time it applies to us.  Failure to comply could have a material adverse affect on our business, financial condition, and our ability to remain listed as a publicly held exchange traded company.

Stock Option Expense

Stock options have from time to time been an important component of the compensation packages for many of our directors and employees.  We currently do not deduct the expense of director or employee stock option grants from our income.  As issued on December 16, 2004, FAS 123 (r) requires companies to change their accounting policies to record the value of stock options vested as an expense and a charge against earnings.  We are a small business issuer and thus the rule would require that we comply at the beginning of the first fiscal year after December 15, 2005, so reports issued for dates after July 1, 2006 will reflect the change and our reported earnings will be adversely affected.

Item 2.   Description of Property

Our executive offices and Santa Ana manufacturing facility are located at 151 East Columbine Avenue, Santa Ana, California 92707.  We lease the 18,000 square foot facility from an unrelated third party at a base monthly lease rate of $14,000 through July 2006.  The building is a two-story stand-alone building of concrete tilt-up construction, approximately 30 years old and in good condition.

Our Beaverton office and manufacturing facility is located at 1800 N.W. 169th Place, Building C100, Beaverton, Oregon 97006.  The Company leases the 11,000 square foot facility from an unrelated third party, at a base monthly lease rate of $9,600 through October 2007.  The building is a one-story suite in a 15-year-old industrial office complex and in good condition.

 Our management believes that the monthly rental rates are comparable to rents charged for comparable properties in the market area.  We believe that the current facilities are adequate for our expected needs.  We believe there is full compliance with applicable state and EPA environmental standards at each facility.

Item 3.   Legal Proceedings

The manufacture and distribution of certain products by us involves a risk of legal action, and, from time to time, our being named as a defendant in lawsuits. While our management believes that these matters will not have a material adverse impact on the financial condition of the Company, there can be no certainty that we may not ultimately incur liability or that such liability will not be material and adverse.

We are a party to various legal proceedings incidental to our business, none of which we consider to be material at this time.

Item 4.   Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of our shareholders during the fourth quarter ended June 30, 2005.

PART II

Item 5.   Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Our no par value common stock is quoted under the symbol "PDEX" on the automated quotation system of the National Association of Securities Dealers SmallCap Market ("NASDAQ"). The following table sets forth for the quarters indicated the high and low sales prices as reported by NASDAQ.  The quotations reflect inter-dealer prices, without retail markup, markdown, or commissions, and may not necessarily represent actual transactions.

Quarter Ended	High	Low
September 30, 2003	2.00	1.35
December 31, 2003	3.20	1.40
March 31, 2004	3.19	2.30
June 30, 2004	2.75	1.80
September 30, 2004	3.18	1.86
December 31, 2004	2.92	2.50
March 31, 2005	3.30	2.67
June 30, 2005	3.56	2.50

On September 19, 2005, the last sale price of our common stock as reported by NASDAQ was $3.49 per share.

At June 30, 2005, there were approximately 295 holders of record of our common stock. This number does not include beneficial owners including holders whose shares are held in nominee or "street" name.

We have not paid a cash dividend with respect to our common stock, and have no present intention to pay cash dividends in the foreseeable future. The current policy of our Board of Directors is to retain earnings to provide funds for the operation and expansion of the business.  The Board of Directors, in light of the circumstances then existing, including our earnings and financial requirements and general business conditions, will determine future dividends.  There are no restrictions associated with our credit line on the Company in issuing dividends.

Equity Compensation Plan Information

As of June 30, 2005 Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Available for Issuance Under Equity Compensation Plans (excluding services reflected in column (a))
	(a)	(b)	(c)
Plans Approved by Stockholders	1,046,816	$1.40	535,545
Plans Not Approved by Stockholders	163,000	1.62	---
Total	1,209,816	$1.43	535,545

The Company made no repurchases of its securities during the fourth quarter ended June 30, 2005.

Item 6. Management's Discussion and Analysis or Plan of Operations

The following discussion and analysis provides information that our management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition for each of the two years ended June 30, 2004 and 2005, respectively.  This discussion should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included elsewhere in this Report. This Report contains certain forward-looking statements and information. The cautionary statements included herein should be read as being applicable to all related forward-looking statements wherever they may appear.  Our actual future results could differ materially from those discussed herein.

Critical Accounting Estimates and Judgments

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States.  The preparation of our financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures.  We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates.  The significant accounting policies that are believed to be the most critical to fully understanding and evaluating the reported financial results include inventory valuations for slow moving items, establishing reserves for valuation of accounts receivable, impairment of goodwill, and the recovery of deferred income tax assets.

            We determine our inventory value at the lower of cost (first-in, first-out method) or market value and calculate a reserve for slow moving items to reflect a reduced marketability for the item.  The reserve is calculated by comparing the quantity of the item on hand with our prior 12-month usage history.  If inventory on hand for a specific part exceeds an estimated 24 months of usage, between 20% and 100% of its value may be included in the inventory reserve.  The actual percentage reserved depends on the total quantity on hand, its usage history, and expected near term usage prospects.

We determine the reserve for our accounts receivable by examining the aging of the receivables value.  We define "aging" as time passed since the sale was completed, revenue was recognized and the receivable was established.  If the receivable is aged over 90 days, or has a known collection risk, it is reserved from 10% of its value up to 100%.  The actual amount reserved may vary depending on account credit and collection history.

On July 1, 2002 we adopted SFAS No. 142 "Goodwill and Other Intangible Assets."  SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142.An impairment test was completed in accordance with the requirements of SFAS No. 142, and no impairment charge in 2005 or 2004 was recorded.  We prepare our annual impairment testing on April 1 of each year.

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

            Significant management judgment is required to determine our provision for income taxes and the recoverability of the deferred tax asset.  It is based on estimates of future taxable income by jurisdictions in which we operate and the period over which the deferred tax assets will be recoverable.  In the event that actual results differ from these estimates or we adjust these estimates in future periods, a valuation allowance may need to be established which could result in a tax provision equal to the carrying value of the deferred tax assets.

RESULTS OF OPERATIONS

Results of Operations for Fiscal Year Ended June 30, 2005, Compared to Fiscal Year Ended June 30, 2004

The following table sets forth financial data and the percentage of net revenues regarding the Company's financial position and operating results.

(In Thousands)	Fiscal Year Ended June 30,
	2005		2004
Net sales:	$ 13,834	100.0%	$ 14,200	100.0%
Cost of sales	6,754	48.8%	7,395	52.1%
Gross Profit	7,080	51.2%	6,805	47.9%

Selling, general and administrative expenses	3,048	22.0%	3,182	22.4%
Research and development costs	1,740	12.6%	1,790	12.6%
Income from Operations	2,292	16.6%	1,833	12.9%

Net interest and other (income)	(138)	(1.0%)	(69)	(0.5%)

Provision for Income Taxes	581	4.2%	782	5.5%
Net Income	$ 1,849	13.4%	$ 1,120	7.9%

           Net Sales.  Consolidated sales decreased 2.5% for the year ended June 30, 2005, compared to the year ended June 30, 2004, due to decreased dental product sales as approximately $675,000 of Healozone product sales made in the first half of 2004 were replaced by a royalty agreement from which income is reported as below the operating profit line as royalty income.  Two other products were transitioning to next generation designs, so their sales were reduced by over $400,000 compared to the prior year.  Medical sales continued to represent a majority of the revenue as they comprised 42% of total sales, slightly higher than the 41% of total sales in 2004.  Industrial sales increased significantly as the semiconductor industry rebounded from its cyclical downturn and we were able to capitalize on sales outside the semiconductor area.  Although selective price increases and decreases were implemented in response to market conditions, the majority of the sales growth and declines for each product line is due to increased or decreased sales volume, not the effect of these price changes.  Our revenue is derived from four main customer types.  The amount of Pro-Dex total sales to each customer type is noted in the table below:

	Fiscal Year ended June 30, 2005 2004		Increase/ (Decrease)
Dental	$3,368,000	$4,578,000	(26%)
Medical	5,849,000	5,864,000	(0%)
Industrial	3,570,000	2,533,000	41%
Government research and other	1,047,000	1,225,000	(15%)
Total	$13,834,000	$14,200,000	(3%)

Gross Profit The Company's consolidated gross profit for 2005 increased $275,000 or 4% over the gross profit in the previous year despite a decline in sales as lower margin dental sales were replaced by higher margin industrial sales.  Gross profit as a percentage of sales increased to 51% for the year ended June 30, 2005 compared to 48% for the year ended June 30, 2004 for the same reasons as noted above and the realization of continued gains from manufacturing cost improvements.  Gross profit and gross profit percentage were as follows:

	Fiscal Year ended June 30,
	2005	2004	Increase
Gross Profit	$7,080,000	$6,805,000	4.0%
Gross Profit Percentage	51.2%	47.9%	6.8%

Selling, general and administrative costs (S, G&A).  S, G & A expenses decreased 4.2% to $3,048,000 for the year ended June 30, 2005 from $3,182,000 for year ended June 30, 2004.  The decrease is mainly due to a reduction in legal, insurance and other administrative costs of $234,000 offset by a $60,000 increase in bad debt allowance and $40,000 in sales and marketing expenses.   S, G & A costs were as follows:

	Fiscal Year ended June 30,		Increase
	2005	2004	(Decrease)
Selling	$ 957,000	$ 857,000	11.7%
General and administrative	$ 2,091,000	$ 2,325,000	(10.1%)
Total S, G&A	$ 3,048,000	$ 3,182,000	(4.2%)

Research and development costs.  Research and development expenses decreased $50,000 to $1,740,000 for the year ended June 30, 2005 from $1,790,000 for the year ended June 30, 2004, a decrease of 3%. The decrease is due to reduced labor costs related to staffing changes of new product development group. Company-funded research and development costs were as follows:

	Fiscal Year ended June 30,
	2005	2004	Decrease
Research and Development Costs	$1,740,000	$1,790,000	(2.8%)

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

Customer-funded research and development effort is the work performed for and funded by specific customers under the terms of formal research and development agreements.  These efforts are generally for specific applications of the generic platforms developed by the Company-funded research.  These projects typically take place within six to eighteen months of the generic development work being completed.  We recognize revenue under these research and development agreements as certain deliverables are completed as specified in each development contract.  The research and development costs associated with these efforts are capitalized as inventory and recognized as costs of sales (COS) when the contracted deliverable is made, matching the cost to the revenue.  Customer-funded research and development provided $566,000 and $426,000 in revenue in the fiscal years ended June 30, 2005 and June 30, 2004, respectively.  In the fiscal year ended June 30, 2005, $143,000 was recognized as COS, and $221,000 was recognized as COS in the fiscal year ended June 30, 2004.   The resulting increased margin in 2005 is a result of the structure, scope and timing of development fees paid under specific development agreements.

Income from Operations.  Our consolidated income from operations for the year ended June 30, 2005 increased to $2,292,000 compared to operating profit of $1,833,000 for the year ended June 30, 2004.  The increase was due to a more favorable product mix, led by a greater contribution by factory automation products.  Income from operations as a percentage of sales increased to 16.6% for the year ended June 30, 2005 compared to 12.9% for the year ended June 30, 2004 due to the richer product mix favoring medical products and a significant increase in the sales of high margin factory automation products combined with reduced S, G& A spending.  Income from operations and margin were as follows:

	Fiscal Year ended June 30,
	2005	2004	Increase
Income from operations	$2,292,000	$1,833,000	25.0%
Income from operations percentage	16.6%	12.9%	28.4%

          Royalties and Other Income.  We received $77,000 in royalty payments in the fiscal year 2005, compared to $98,000 in royalty payments in 2004, as the sales upon which the royalty is based were reduced. Other income of $40,000 was received in the year ended June 30, 2005 that consisted primarily of the receipt of a supplier defective product settlement, compared to the $22,000 that was received in other income in the year ended June 30, 2004.

Net Interest Income/Expense.  Net interest income was $21,000 in the year ended June 30, 2005, compared to an expense of $51,000 in the prior fiscal year due to maintaining cash balances over $2,000,000 throughout the year and to the reduced balance and rates on the credit line and the payoff of the net note to a shareholder.

Income tax provision.  Our effective income tax rate is 24% for the year ended June 30, 2005, compared to 41% for the year ended June 30, 2004.  Our effective income tax rate in 2005 was reduced compared to 2004 primarily due to the reversal of the deferred tax valuation allowance and the utilization of income tax credits.

In the year ended June 30, 2001, we recorded a deferred tax valuation allowance of $227,000.  Due to our sustained profitability and the conclusion of an income tax, this allowance was reversed as of June 30, 2005.  Net realizable deferred tax assets could be reduced if estimates of future profitability are reduced or if future changes in the ownership of the Company occur.

            As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax liabilities together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes.  These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet.  The deferred tax assets result primarily from tax basis of intangible assets in excess of book basis. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent management believes that recovery is not likely, we must establish a valuation allowance. To the extent a valuation allowance is either increased or decreased in a period, the impact will be included in the tax provision in the statement of operations.

            Net Income.  We had net income of $1,849,000 or $0.20 per share, basic and $0.19 per share diluted for the year ended June 30, 2005 compared to net income of $1,120,000 or $0.13 per share, basic and $0.12 per share diluted for the year ended June 30, 2004.  This increase is due to the more profitable product mix favoring high margin factory automation and medical products, reduced operating expenses and the reduced tax rate.

Liquidity and Capital Resources

The following table presents selected financial statistics and information for the periods indicated:

	Year Ending	Year Ending
	June 30, 2005	June 30, 2004
Cash and cash equivalents	$2,584,000	$2,070,000
Working Capital¹	$8,288,000	$5,795,000
Credit Line outstanding balance	$0	$0
Tangible book value/common share²	$1.10	$0.85
Number of days of sales outstanding (DSO) in accounts receivable at end of quarter³	75	59

	Year Ending	Year Ending
	June 30, 2005	June 30, 2004
Net cash provided by operations	$557,000	$2,054,000

1 Working Capital = Ending Current Assets balance - Ending Current liabilities balance

2 Tangible book value/common share = (Total shareholders' equity - Goodwill)/(basic outstanding shares)

3 DSO = Ending Net Accounts Receivable balance/(Previous Quarter Sales/91)

The Company's working capital at June 30, 2005 increased to approximately $8.3 million compared to approximately $5.8 million at June 30, 2004 as cash generated from operations was primarily maintained for future investments and general corporate purposes.  Cash flow provided by operations was $557,000 in the year ended June 30, 2005 compared to $2,054,000 for the year ended June 30, 2004.  Cash was provided through continued increasing of profitability levels and maintaining low expenditure levels and offset by a large increase in accounts receivable reflecting the higher sales levels at the end of the fiscal year 2005 and a corresponding inventory build.  Management believes that our working capital needs over the next twelve months can be adequately supported by current operations.

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

In October 2004, the credit facility with Wells Fargo was renewed again with a more favorable facility for borrowings up to $2,000,000.  The credit facility expires in October 2005 and its terms require monthly interest payments at the prime rate of interest (6.25% at June 30, 2005); or LIBOR plus 2.50% (5.84% (one month) to 6.02% (three months) at June 30, 2005), based on outstanding borrowings with no minimum interest charge.   The outstanding borrowings are secured by all assets of, and guaranteed by the Company.  There was no outstanding balance under the terms of this credit facility as of June 30, 2005.  The total eligible borrowing capacity at June 30, 2005 was $2,000,000.

There are certain financial and non-financial covenants that we must meet to be in compliance with the terms of the October 2004 Wells Fargo credit facility.  At June 30, 2005, we were in compliance with all such covenants.

At June 30, 2005, we had cash and cash equivalents of $2,584,000.  We believe that our cash and cash equivalents on hand, together with cash flows from operations, if any, and amounts available under the credit facility will be sufficient to meet our working capital and capital expenditure requirements for the next year.

Impact of Inflation and Changing Prices

            The industries in which we compete are labor intensive, often involving personnel with high-level technical or sales skills. Wages and other expenses increase during periods of inflation and when shortages in the marketplace occur. In addition, suppliers pass along rising costs to us in the form of higher prices. To some extent, we have been able to offset increases in operating costs by increasing charges, expanding services and implementing cost control measures. Nevertheless, our ability to increase prices is limited by market conditions, including international competition in many of our markets.

Recent Accounting Pronouncements

We are subject to the revised requirements of the Statement of Financial Accounting Standards ("SFAS") No. 123 (r) "Accounting for Stock-Based Compensation" as revised December 2004.  This standard establishes the accounting standards for equity compensation, and will apply to us in the recognition of the cost of stock options awarded based on the grant-date fair value of those awards.  As a small business issuer, the statement is effective for us at the beginning of the first fiscal year that begins after December 15, 2005. Accordingly we will begin to report the expense of vested stock options in our report for the quarter ending September 30, 2006.

We are subject to the revised requirements of the SFAS No. 151 "Inventory Costs - an amendment of ARB No. 43, Chapter 4" as revised November 2004.  This standard amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling cost, and wasted material (spoilage).  This standard is effective for us at the beginning of the first fiscal year that begins after June 15, 2005, which would be our fiscal year ending June 30, 2006.  We do not expect this statement to have a material effect on our operations or reporting.

We are subject to the revised requirements of the SFAS No. 153 "Exchanges of Nonmonetary Assets - an amendment of APB No. 29 as issued in December 2004.  This standard eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance.  This standard is effective for us at the beginning of the first fiscal year that begins after June 15, 2005, which would be our fiscal year ending June 30, 2006.  We do not expect this statement to have a material effect on our operations or reporting.

Item 7.   Financial Statements

       The financial statements and supplemental data of the Company may be found in this Report on the pages indicated below.

Item 8.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On October 16, 2003, the Company dismissed McGladrey & Pullen, LLP ("McGladrey") as its independent accountant.   The reports of McGladrey on the Company's financial statements for the two fiscal years preceding and through October 16, 2003 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.  The Company's decision to change accountants was approved by its Audit Committee.  In connection with its audits for the two fiscal years preceding and through October 16, 2003, there had been no disagreements with McGladrey on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of McGladrey would have caused them to make reference thereto in their report on the financial statements for such years.  During the two most recent fiscal years and through October 16, 2003, there have been no reportable events (as defined in Regulation S-B Item 304(a)(1)(iv)).   McGladrey furnished the Company with a letter addressed to the SEC stating that it agrees with the above statements.    The Company's Audit Committee approved the engagement of Moss Adams, LLP ("Moss Adams") as its new independent accountant, for the fiscal year ending June 30, 2004 to replace McGladrey. During the two fiscal years preceding and through October 16, 2003, the Company has not consulted with Moss Adams regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company's financial statements; or (ii) any matter that was either the subject of a disagreement, as that term is defined in Item 304(a)(1)(iv) of Regulation S-B and the related instructions to Item 304 of Regulation S-B, or a reportable event, under Item 304(a)(1)(iv) of Regulation S-B. The Company has authorized McGladrey to respond fully to any inquiries from Moss Adams relating to its engagement as Company's independent accountant.

Item 8A.   Controls and Procedures.

The Chief Executive Officer and Chief Financial Officer (the principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of June 30, 2005 ("Evaluation Date"), that the design and operation of the Company's "disclosure controls and procedures" (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")) are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by the Company under the Exchange Act is accumulated, recorded, processed, summarized and reported to its management, including its principal executive officer and its principal financial officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

During the quarter ended June 30, 2005, there were no changes in the Company's internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

Item 8B.   Other Information.

 None.

PART III

Item 9.   Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(A) of the Exchange Act

       Information concerning the Company's Directors and Executive Officers is incorporated by reference from the information contained in the Company's definitive Proxy Statement for the Company's 2005 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended June 30, 2005 (the "Proxy Statement").

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Pro-Dex, Inc.:

We have audited the accompanying consolidated balance sheet of Pro-Dex, Inc. and Subsidiaries (the Company) as of June 30, 2005 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the two-year period ended June 30, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pro-Dex, Inc. and Subsidiaries as of June 30, 2005, and the results of their operations and their cash flows for each of the two years in the two-year period ended June 30, 2005 in conformity with accounting principles generally accepted in the United States of America.

 /s/  Moss Adams LLP

Moss Adams LLP
Los Angeles, California
September 6, 2005

PRO-DEX, INC. and SUBSIDIARIES
BALANCE SHEET
June 30, 2005

ASSETS
Current assets:
Cash and cash equivalents	$ 2,584,000
Accounts receivable, net of allowance for doubtful
accounts of $100,000	3,521,000
Inventories, net	3,145,000
Prepaid expenses	66,000
Income taxes receivable	96,000
Deferred income taxes	519,000
Total current assets	9,931,000

Equipment and leasehold improvements, net	1,156,000

Other assets:
Goodwill	1,110,000
Deferred income taxes	541,000
Other	18,000
Total other assets	1,669,000

Total assets	$ 12,756,000

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 1,158,000
Accrued expenses	472,000
Income taxes payable	13,000
Total current liabilities	1,643,000

Long-term liabilities	-

Total liabilities	1,643,000

Commitments and contingencies
Shareholders' equity:
Common shares; no par value; 50,000,000 shares authorized;
9,449,396 shares issued and outstanding,	15,933,000
Accumulated deficit	(4,820,000)

Total shareholders' equity	11,113,000

Total liabilities and shareholders' equity	$ 12,756,000

See notes to consolidated financial statements.

PRO-DEX, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Years ended June 30

	2005	2004

Net sales	$ 13,834,000	$ 14,200,000

Cost of sales	6,754,000	7,395,000
Gross profit	7,080,000	6,805,000

Operating expenses:
Selling	957,000	857,000
General and administrative expenses	2,091,000	2,325,000
Research and development costs	1,740,000	1,790,000
Total operating expenses	4,788,000	4,972,000

Income from operations	2,292,000	1,833,000

Other income (expense):
Other income, net	40,000	22,000
Royalty income	77,000	98,000
Interest income (expense), net	21,000	(51,000)
Total	138,000	69,000

Income before income taxes provision	2,430,000	1,902,000

Income taxes provision	581,000	782,000
Net income	$ 1,849,000	$ 1,120,000

Net Income per share:
Basic	$ 0.20	$ 0.13
Diluted	$ 0.19	$ 0.12

Weighted average shares outstanding - basic	9,106,846	8,799,477
Weighted average shares outstanding - diluted	9,650,980	9,327,423

 See notes to consolidated financial statements.

PRO-DEX, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
Years ended June 30

	Preferred Shares		Common Shares
						Receivable
	Number		Number		Accumulated	for Stock
	of Shares	Amount	of Shares	Amount	Deficit	Purchase	Total

Balance 2003	78,129	$283,000	8,711,600	$14,999,000	$(7,789,000)	$(51,000)	$7,442,000

Warrants
exercised	-	-	65,000	35,000	-	-	35,000
Options
exercised	-	-	82,000	41,000	-	-	41,000
Services
received	-	-	-	-	-	26,000	26,000

Net Income	-	-	-	-	1,120,000	-	1,120,000

Balance 2004	78,129	$283,000	8,858,600	$15,075,000	$(6,669,000)	$(25,000)	$8,664,000

Warrants
exercised	-	-	99,000	107,000	-	-	107,000
Options
exercised	-	-	413,667	468,000	-	-	468,000
Services
received	-	-	-	-	-	25,000	25,000

Preferred Stock
converted	(78,129)	(283,000)	78,129	283,000	-	-	-

Net Income	-	-	-	-	1,849,000	-	1,849,000

Balance 2005	-	$-	9,449,396	$15,933,000	$(4,820,000)	$-	$11,113,000

See notes to consolidated financial statements.

PRO-DEX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended June 30

	2005	2004
Cash Flows from Operating Activities:
Net Income	$ 1,849,000	$ 1,120,000
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	348,000	362,000
Provision for doubtful accounts	60,000	10,000
Reserve for obsolete inventory	(18,000)	(83,000)
Stock based compensation	25,000	25,000
Deferred taxes	521,000	22,000
Changes in:
(Increase) in accounts receivable	(1,212,000)	(760,000)
(Increase) decrease in inventories	(585,000)	376,000
Decrease in prepaid expenses	10,000	38,000
(Increase) decrease in other assets	(1,000)	5,000
Increase in accounts payable and accrued expenses	453,000	159,000
(Decrease) Increase in income taxes payable	(893,000)	780,000
Net Cash provided by Operating Activities	557,000	2,054,000

Cash Flows From Investing Activities:
Purchases of equipment and leasehold improvements	(474,000)	(352,000)

Net Cash provided by (used in) Investing Activities	(474,000)	(352,000)

Cash Flows from Financing Activities:
Principal payments on long-term debt to shareholder	(145,000)	(71,000)
Net payments on line of credit	-	(432,000)
Proceeds received from exercise of options and warrants	576,000	76,000

Net Cash provided by (used in) Financing Activities	431,000	(427,000)

Net Increase in Cash and Cash Equivalents	514,000	1,275,000
Cash and Cash Equivalents, beginning of period	2,070,000	795,000

Cash and Cash Equivalents, end of period	$ 2,584,000	$ 2,070,000

Supplemental Information
Cash payments for interest	$ 9,000	$ 51,000

Cash payments (refunds) for income taxes	$ 943,000	$ (15,000)

Disclosure of non-cash financing activities
Conversion of preferred to common stock	$ 283,000	$ -

See notes to consolidated financial statements.

PRO-DEX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005 and 2004

NOTE 1 - DESCRIPTION OF BUSINESS

Pro-Dex, Inc. is a Colorado corporation that was chartered in 1978, and specializes in bringing speed to market in the development and manufacture of technology-based solutions that incorporate embedded motion control and miniature rotary drive systems.  We design and manufacture products serving the medical, dental, factory automation and scientific research markets.  Our strategic value proposition is to get customers to market faster, at a lower total cost and with a higher quality product.  Products developed and manufactured by Pro-Dex are used in hospitals, dental offices, medical engineering labs, scientific research facilities and high tech manufacturing operations around the world.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

            The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Pro-Dex Management, Inc.  Pro-Dex Management, Inc. is a non-operating subsidiary.  All significant inter-company accounts and transactions, if any, have been eliminated.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principals generally accepted in the United States of America.

Revenue Recognition

Revenue on product sales is recognized upon shipment to the customer based on its terms of FOB shipping point, where the risk of loss and title transfer to the customer.  We record sales in accordance with SEC Staff Accounting Bulletin No. 104, Revenue Recognition.  Under these guidelines, revenue is recognized when all of the following exist; persuasive evidence that a sale arrangement exists, delivery of the product has occurred, the price is fixed or determinable, and payment is reasonably assured.  We sell some of our products with a warranty that provides for repairs or replacement of any defective parts for a period after the sale. At the time of the sale, the Company accrues an estimate of the cost of providing the warranty based on prior experience.  The Company recognizes revenue under research and development agreements as certain deliverables are met as specified in each development contract.

 The Company recognized shipping revenue as net sales of $118,000 and $103,000 for the years ended June 30, 2005 and 2004, respectively.  The Company recognizes shipping costs as cost of sales as incurred as a part of the cost of sales.  The Company incurred shipping charges of approximately $79,000 and $89,000 for the years ended June 30, 2005 and 2004, respectively.

Cash and Cash Equivalents

The Company considers highly liquid investments with an original maturity of three months or less to be cash equivalents.

Accounts Receivable

Trade receivables are carried at original invoice amount less an estimate made for doubtful accounts based on a review of all outstanding amounts on a monthly basis.  Management determines the allowance for doubtful accounts by identifying troubled accounts and using historical experience applied to an aging of accounts.  Trade receivables are written off when deemed uncollectible.  Recoveries of trade receivables previously written off are offset against the allowance when received.

            A trade receivable is considered to be past due if any portion of the receivable balance is outstanding for more than 90 days.  Interest is not typically charged on trade receivables.     Changes in allowance for doubtful accounts as of June 30, 2005 and 2004 were as follows:

	2005	2004
Balance at the beginning of the year	$ 40,000	$ 30,000
Decrease in doubtful accounts	(16,000)	---
Provision charged to income, net of recoveries of $0 in 2005, and $0 in 2004	76,000	10,000
Balance at the end of the year	$ 100,000	$ 40,000

The increase in the allowance during 2005 was the result of a specific allowance related to a single customer that exhibited financial difficulties.

Stock Options and Warrants

Accounting for Stock-based Compensation

The Company accounts for stock-based employee compensation under the requirements of Accounting Principles Board (APB) Opinion No. 25, which does not require compensation to be recorded if the consideration to be received is at least equal to the market price of the underlying stock at the measurement date.  Nonemployee stock-based transactions are accounted for under the requirements of the Financial Accounting Standards Board's Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, which requires compensation to be recorded based on the fair value of the securities issued or the services received, whichever is more reliably measurable.

SFAS No. 123 and SFAS No. 148 require the disclosure of pro forma net income and earnings per share had the Company adopted the fair value method.  Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options with vesting restrictions which significantly differ from the Company's stock option awards.  These models require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated value.  The Company's calculations for the options granted were made using the Black-Scholes option-pricing model.  The calculations are based on a single-option valuation approach and forfeitures are recognized as they occur.

The fair value of each grant is estimated at the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions: no dividend rate for all years; price volatility of 55% to 66% in 2005, of 62% to 77% in 2004; risk-free interest rates of approximately 3.3% to 3.8% in 2005 and 2.5% to 4.0% in 2004; and expected lives of five years.

The following table illustrates the effect on net income and earnings per share had compensation cost for employee stock-based compensation been determined based on the grant date fair values of awards for the year ended June 30, 2005 and 2004, respectively.

		2005	2004
Net income as reported:		$ 1,849,000	$ 1,120,000
	Add stock-based employee compensation expense included in reported net income, net of related tax effects	---	---
	(Deduct) total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(94,000)	(70,000)
Pro-forma net income:		$ 1,755,000	$ 1,050,000

Basic earnings per share:	As reported	$ 0.20	$ 0.13
	Pro forma	$ 0.19	$ 0.12

Diluted earnings per share:	As reported	$ 0.19	$ 0.12
	Pro forma	$ 0.18	$ 0.11

Inventories

       Inventories are stated at the lower of cost (the first-in, first-out method) or market and consist of the following at June 30, 2005:

Raw materials	$ 1,421,000
Work in process	409,000
Development costs under contract	132,000
Finished goods	1,473,000
Total	3,435,000
Reserve for slow moving items	(290,000)
Total inventories, net	$ 3,145,000

Changes in reserve for slow moving inventory as of June 30, 2005 were as follows:

Balance at the beginning of the year	$ 308,000
Increased reserve	75,000
Inventory disposed	(93,000)
Balance at the end of the year	$ 290,000

Changes in allowance for warranty expense as of June 30, 2005 and 2004 were as follows:

	2005	2004
Balance at the beginning of the year	$ 40,000	$ 30,000
Provision charged to income	2,000	10,000
Balance at the end of the year	$ 42,000	$ 40,000

General warranty expense for the years ended June 30, 2005 and June 30, 2004 was $72,000 and $50,000 respectively.  The increase was due to a temporary increase in labor associated with warranty repairs associated with a specific customer request.

Equipment and Leasehold Improvements

       Equipment and leasehold improvements are recorded at cost and consist of the following:

Equipment	$ 3,559,000
Leasehold Improvements	453,000
Total Cost	4,012,000

Accumulated Depreciation	(2,856,000)
Total Equipment and leasehold improvements, net	$ 1,156,000

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

In accordance with the requirements of SFAS No. 142, we performed impairment tests and recorded no impairment charges in fiscal years ended June 30, 2004 or 2005.  We prepare our annual impairment testing on April 1 of each year.  We have compared the estimated carrying value with the estimated fair value of the operations and determined that none of the goodwill recorded as of April 1, 2005 was impaired.  Additionally, during the quarter ended June 30, 2005, management determined that there were no events or circumstances which have occurred, that would indicate an impairment of the goodwill had occurred.

Stock Repurchase Plan

In September 2002, the Company's Board of Directors authorized the repurchase on the open market of up to 500,000 shares of the Company's outstanding Common Stock, subject to compliance with applicable laws and regulations.  There is no requirement that the Company repurchase all or any portion of such shares.  The maximum total value of the repurchase is not to exceed $500,000.  The maximum price per share that can be paid is $1.25.  The repurchase is to be financed with cash generated by operations.  From the inception of the repurchase authorization through the year-end date of June 30, 2003, the Company repurchased 75,700 shares of Common Stock for $43,741, at an average price of $0.58 per share.  No additional shares were repurchased in the twelve months ended June 30, 2004 and 2005.  The stock repurchase plan is currently inactive as the market value per common share has remained above $1.25.

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

Significant management judgment is required to determine the provision for income taxes and the recoverability of deferred tax assets. It is based on estimates of future taxable income by jurisdiction in which the Company operates and the period over which deferred tax assets will be recoverable.  In the event that actual results differ from these estimates or adjustments are made to these estimates in future periods, there may need to be an adjustment in the valuation allowance, which could result in an additional tax provision up to the net carrying value of the deferred tax assets.

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

Research and Development

Research and development expenses decreased $50,000 to $1,740,000 for the year ended June 30, 2005 from $1,790,000 for the year ended June 30, 2004, a decrease of 2.8%. The decrease is due to a moderation of new product development in the medical and dental product lines and continuing investment in support of motion control system product line extensions as our efforts were expended in supporting the current lines.  Company-funded research and development costs were as follows

	Fiscal Year ended June 30,
	2005	2004	Decrease
Research and Development Costs	$1,740,000	$1,790,000	(2.8%)

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

Customer-funded research and development effort is the work performed for and funded by specific customers under the terms of formal research and development agreements.  These efforts are generally for specific applications of the generic platforms developed by the Company-funded research.  These projects typically take place within twelve months of the generic development work being completed.  We recognize revenue under these research and development agreements as certain deliverables are completed as specified in each development contract.  The research and development costs associated with these efforts are capitalized as inventory and recognized as costs of sales (COS) when the contracted deliverable is made, matching the cost to the revenue.  Customer-funded research and development provided $566,000 and $426,000 in revenue in the fiscal years ended June 30, 2005 and June 30, 2004, respectively.  In the fiscal year ended June 30, 2005, $143,000 was recognized as COS, and $221,000 was recognized as COS in the fiscal year ended June 30, 2004.

The disclosure of customer names, project status and economic impact of projects that are fundamental to the Company's business strategy is prohibited in many cases by confidentiality agreements.

NOTE 3 - LINE OF CREDIT

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

In October 2004, the credit facility with Wells Fargo was renewed again with a more favorable facility for borrowings up to $2,000,000.  The credit facility expires in October 2005 and its terms require monthly interest payments at our choice of the prime rate of interest (6.25% at June 30, 2005); or LIBOR plus 2.50% (5.84% (one month) to 6.02% (three months) at June 30, 2005), based on outstanding borrowings with no minimum interest charge.   The outstanding borrowings are secured by all assets of, and guaranteed by the Company.  There was no outstanding balance under the terms of this credit facility as of June 30, 2005.  The total eligible borrowing capacity at June 30, 2005 was $2,000,000.

There are certain financial and non-financial covenants that we must meet to be in compliance with the terms of the October 2004 Wells Fargo credit facility.  At June 30, 2005, we were in compliance with all such covenants.

NOTE 4 - LONG TERM DEBT TO SHAREHOLDER

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

NOTE 5 - COMMITMENTS AND CONTINGENCIES

The Company leases its existing office and warehouse facilities.  The Santa Ana lease expires in July 2006 and the Beaverton lease expires in October 2007.  These leases generally require the Company to pay insurance, taxes, and other expenses related to the leased space.  Total rent expense in 2005 and 2004 was $303,000 and $265,000, respectively.  Future minimum lease payments for the fiscal years ending June 30 are:

2006	$297,000
2007	113,000
2008	38,000
Total	$448,000

            Our manufacture and distribution of certain products involves a risk of legal action, and, from time to time, we are named as defendants in lawsuits. While our management believes that these matters will not have a material adverse impact on our financial condition, it is not reasonably possible to estimate the awards or damages, or the range of awards or damages, if any, we might incur in connection with such litigation.

NOTE 6 - Income Taxes

The income taxes provisions for the years ended June 30, 2005 and 2004 are as follows:

		Fiscal Year ended June 30,
		2005	2004
Current:
	Federal	$ 69,000	$ 689,000
	State	(9,000)	71,000
Deferred:
	Federal	472,000	(42,000)
	State	49,000	64,000
Provision for Income taxes		$ 581,000	$ 782,000

A reconciliation of expected tax to the amount computed by applying the federal statutory income tax rates to income before income taxes is as follows:

	Fiscal Year ended June 30,
	2005	2004

Federal income tax at the statutory rate	$ 826,000	$ 666,000
Change in valuation allowance for deferred tax assets	(227,000)	-
Tax Credits	(98,000)	-
State Income taxes, net of federal tax benefit	77,000	88,000
Non-deductable items	6,000	4,000
Other	(3,000)	24,000
Provision for Income taxes	$ 581,000	$ 782,000

Deferred income tax assets and liabilities in the accompanying consolidated balance sheet at June 30, 2004 and 2005 are as follows:

	Fiscal Year ended June 30,
	2005	2004

Deferred tax assets
Accrued expenses	$ 154,000	$ 127,000
Inventories	198,000	199,000
Intangible assets	793,000	893,000
Net operating loss carry forwards	-	60,000
Income tax credit carry forwards	176,000	633,000
Total deferred tax assets	1,321,000	1,912,000
Valuation allowance	-	(227,000)
Deferred tax assets, net	1,321,000	1,685,000

Deferred tax liabilities
State taxes	$ (119,000)	$ -
Depreciation	(142,000)	(104,000)
Total deferred tax liabilities	(261,000)	(104,000)

Net Deferred tax assets	$ 1,060,000	$ 1,581,000

The Company has state net operating loss carry forwards of $0 and $1,102,000 for June 30, 2005 and 2004, respectively.  The Company has tax credits of $176,000 and $213,000 for June 30, 2005 and 2004, respectively that can be carried forward indefinitely until fully utilized.

The Company maintained a valuation allowance to reduce certain deferred tax assets to amounts that are more likely than not to be realized. In the year ending June 30, 2005, the Company reversed its valuation allowance for these deferred tax assets due to our sustained profitability and a conclusion of an income tax audit.  Management believes that it is more likely than not that all deferred tax assets will be realized.

NOTE 7 - SHAREHOLDERS' EQUITY

Stock Options

The Board of Directors and the shareholders of the Company have approved and adopted two stock option plans, pursuant to which options to purchase an aggregate of 2,000,000 shares of common stock that may be granted to officers, directors, and employees of the Company. There are 535,545 shares remaining in the option plans at June 30, 2005 that are available for grant in future years.  Transactions involving the Company's stock options for the years ended June 30, 2005 and 2004 are summarized as follows:

	2005		2004
Fixed Options	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price
Outstanding at beginning of year	1,441,405	$1.24	1,363,405	$1.11
Granted	150,000	2.52	185,000	1.82
Exercised	(413,667)	1.13	(82,000)	0.50
Forfeited	(130,922)	1.42	(25,000)	1.16
Outstanding at end of year	1,046,816	$1.40	1,441,405	$1.24

Exercisable at end of year	823,691	$1.37	1,023,955	$1.28
Weighted-average fair value per
Option granted during the year		$1.40		$1.07

A further summary concerning fixed options outstanding June 30, 2005, is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price

$0.35 to $0.66	201,816	7.2 years	$0.43	161,816	$0.42
$0.80 to $1.12	297,500	6.3 years	0.90	241,875	0.91
$1.40 to $2.06	302,500	7.4 years	1.71	210,000	1.62
$2.18 to $2.90	245,000	6.6 years	2.44	210,000	2.36

	1,046,816	6.9 years	$ 1.40	823,691	$1.37

The option plans are substantially similar, call for vesting as approved by the Board of Directors, and allow for the options to be outstanding for a period of up to ten years.

Stock Warrants

In prior years, we issued warrants to acquire shares of common stock. At June 30, 2005, warrants to acquire 163,000 shares of common stock were outstanding. These warrants are fully vested, have a weighted-average exercise price of $1.62, and a weighted-average remaining life 2.5 years.  In April 2005, warrants representing 99,000 common shares were exercised in full at a price of $1.08 for a total of $106,920.

Preferred Shares

In January, 2005, 78,129 Preferred Stock shares representing 100% of all Preferred stock shares outstanding were converted to 78,129 shares of Common Stock in the January 2005, leaving no Preferred Stock shares outstanding.  We received no cash proceeds from the conversion.

NOTE 9 - SEGMENT INFORMATION

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

            As of July 1, 2004, due to subsidiary mergers of Micro Motors and Oregon Micro Systems into Pro-Dex, Inc. and the consolidation of the Company's management control, resource allocation and operations, separate business segments are no longer applicable under FASB 131 and are no longer separately defined.

Note 10 - NET INCOME PER SHARE

            The following table reconciles the weighted average shares outstanding for basic and diluted net income per share for the years ended June 30 as indicated.

	2005	2004
Net income	$ 1,849,000	$ 1,120,000
Basic net income per common share:
Weighted average of common shares outstanding	9,106,846	8,799,477
Basic net income per common share	$ 0.20	$ 0.13

Diluted net income per share:
Weighted average of common shares outstanding	9,106,846	8,799,477
Effect of potentially dilutive securities (options)	502,704	394,486
Effect of potentially dilutive securities (warrants)	41,430	55,331
Effect of potentially dilutive securities (convertible Preferred Shares)	---	78,129
Weighted average number of common shares outstanding - Diluted	9,650,980	9,327,423
Diluted net income per common share	$ 0.19	$ 0.12

Note 11 - MAJOR CUSTOMERS

The Company had one Major Customer (defined as a customer that represents greater than 10% of the Company's total revenues) in each of the years ended June 30, 2004 and 2005.  The 10% customer was the same customer in 2005 and 2004.   Net sales to the Major Customer in 2005 amounted to $2,385,000 and at June 30, 2005 the accounts receivable included a balance of $964,000 due from this Major Customer.  Net sales to the Major Customer in 2004 amounted to $2,480,000 and at June 30, 2004 the accounts receivable included a balance of $335,000 due from this Major Customer.

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

2.4	Merger agreement of Micro Motors Inc. into Pro-Dex Inc. dated June 28, 2004
2.5	Merger agreement of Oregon Micro Systems Inc. into Pro-Dex Inc. dated June 28, 2004
2.6	Merger agreement of PDMI Subsidiary B Inc. into Pro-Dex Management Inc. dated June 28, 2004
3.1	Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to Pro-Dex, Inc. Registration Statement No. 33-74397).
3.2	Bylaws (incorporated herein by reference to Exhibit 3.2 to Pro-Dex, Inc. Registration Statement No. 33-74397).
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

10.30	Micro Motors Credit and Security Agreements with WFBCI (incorporated herein by reference to Company's Form 10-KSB filed October 1, 2002).
10.31	OMS Credit and Security Agreements with WFBCI (incorporated herein by reference to Company's Form 10-KSB filed October 1, 2002).
10.32	Promissory Note receivable from Ronald G. Coss
10.33 *	Employment agreement as amended with Patrick Johnson dated April 3, 2000, amended September 6, 2002
21.00	List of Subsidiaries
21.01

During the fiscal year ended June 30, 2004, the Company's wholly owned subsidiaries, Micro Motors, Inc., a Colorado corporation, and Oregon Micro Systems, Inc., an Oregon corporation, were merged into the Company and PDMI subsidiary B, a Delaware corporation merged into Pro-Dex Management Inc., a California Corporation and wholly owned subsidiary of the Company.

23.1 [x]	Consent Letter of Moss Adams LLP
31.1 [x]	Certification of the Chief Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 [x]	Certification of the Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32 [x]	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

/ s / Patrick Johnson	September 27, 2005
---------------------------------	------------------------------------
Patrick Johnson	Date
President and Chief Executive Officer
(Principal Executive Officer)

/ s / Jeffrey J. Ritchey	September 27, 2005
---------------------------------	-------------------------------------
Jeffrey J. Ritchey	Date
Treasurer, Chief Financial Officer & Secretary
(Principal Financial and Accounting Officer)

/ s / George J. Isaac	September 27, 2005
----------------------------------	----------------------------------------
George J. Isaac	Date
Director

/ s / Mark P. Murphy --------------------------------- Mark P. Murphy	September 27, 2005 ---------------------------------------- Date
Director

/ s / Michael Mesenbrink	September 27, 2005
---------------------------------	----------------------------------------
Michael Mesenbrink	Date
Director

/ s / Valerio Giannini --------------------------------- Valerio Gianinni	September 27, 2005 --------------------------------------- Date
Director