Form 10QSB
period 2005-09-30
PRO DEX INC
filed 2005-11-14
CIK 788920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2005

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

Issuer's telephone number: 714-241-4411

Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.    Yes [X] No [ ]

Indicate the number by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [  ] No [X]

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock outstanding as of the latest practicable date:  9,504,912 shares of Common Stock, no par value, as of November 1, 2005.

Transitional Small Business Disclosure Format:        Yes [  ] No [X]

Item 1.      Financial Statements

PRO-DEX, INC. and SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2005 (unaudited)	June 30,2005 (audited)
ASSETS
Current assets:
Cash and cash equivalents	$2,893,000	$2,584,000
Accounts receivable, net of allowance for doubtful
accounts of $120,000 at September 30 and $100,000 at June 30	2,892,000	3,521,000
Inventories, net	3,317,000	3,145,000
Prepaid expenses	239,000	66,000
Income tax receivable	-	96,000
Deferred income taxes	586,000	519,000
Total current assets	9,927,000	9,931,000

Equipment and leasehold improvements, net	1,106,000	1,156,000

Other assets:
Goodwill	1,110,000	1,110,000
Deferred income taxes	541,000	541,000
Other	20,000	18,000
Total other assets	1,671,000	1,669,000

Total assets	$12,704,000	$12,756,000

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$826,000	$1,158,000
Accrued expenses	397,000	472,000
Income taxes payable	100,000	13,000
Total current liabilities	1,323,000	1,643,000

Long-term liabilities	-	-

Total liabilities	1,323,000	1,643,000

Commitments and contingencies
Shareholders' equity:
Common shares; no par value; 50,000,000 shares authorized;
9,454,912 shares issued and outstanding September 30, 2005,
9,449,396 shares issued and outstanding June 30, 2005,	15,940,000	15,933,000
Accumulated deficit	(4,559,000)	(4,820,000)

Total shareholders' equity	11,381,000	11,113,000

Total liabilities and shareholders' equity	$12,704,000	$12,756,000

See notes to consolidated financial statements.

PRO-DEX, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Three months ended September 30 (unaudited)

	2005	2004

Net sales	$3,763,000	$3,332,000

Cost of sales	2,072,000	1,472,000
Gross profit	1,691,000	1,860,000

Operating expenses:
Selling	255,000	200,000
General and administrative expenses	586,000	544,000
Research and development costs	442,000	418,000
Total operating expenses	1,283,000	1,162,000

Income from operations	408,000	698,000

Other income (expense):
Royalty income	11,000	40,000
Other income (expense)	(6,000)	39,000
Interest income (expense)	22,000	(7,000)
Total	27,000	72,000

Income before provision for income taxes	435,000	770,000

Provision for income taxes	173,000	308,000
Net income	$262,000	$462,000

Net Income per share:
Basic	$0.03	$0.05
Diluted	$0.03	$0.05

Weighted average shares outstanding - basic	9,452,780	8,863,902
Weighted average shares outstanding - diluted	10,046,745	9,470,127

See notes to consolidated financial statements.

PRO-DEX, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three months ended September 30 (unaudited)

	2005	2004
Cash Flows from Operating Activities:
Net Income	$262,000	$462,000
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	105,000	84,000
Bad debt expense	20,000	5,000
Reserve for obsolete inventory	71,000	29,000
Stock based compensation	-	6,000
Deferred taxes	(67,000)	-
Changes in:
Decrease in accounts receivable	609,000	278,000
(Increase) in inventories	(242,000)	(372,000)
(Increase) in prepaid expenses	(173,000)	(190,000)
(Increase) in other assets	(2,000)	(30,000)
(Decrease) in accounts payable and accrued expenses	(408,000)	(232,000)
Increase (decrease) in income taxes receivable/payable	183,000	(22,000)
Net Cash provided by Operating Activities	358,000	18,000

Cash Flows From Investing Activities:
Purchases of equipment and leasehold improvements	(55,000)	(47,000)

Net Cash (used in) Investing Activities	(55,000)	(47,000)

Cash Flows from Financing Activities:
Principal payments on long-term shareholder borrowings	-	(17,000)
Proceeds from option exercise	6,000	73,000

Net Cash provided by Financing Activities	6,000	56,000

Net Increase in Cash and Cash Equivalents	309,000	27,000
Cash and Cash Equivalents, beginning of period	2,584,000	2,070,000

Cash and Cash Equivalents, end of period	$2,893,000	$2,097,000

Supplemental Information

Cash payments for interest	$-	$7,000

Cash payments for income taxes	$55,000	$331,000

See notes to consolidated financial statements.

PRO-DEX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Basis of Presentation

The accompanying unaudited consolidated financial statements of Pro-Dex, Inc. ("We", "us", "our", "Pro-Dex" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the audited financial statements presented in our Annual Report for the fiscal year ended June 30, 2005.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results of operations for such interim periods are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2005.

Inventories

       Inventories are stated at the lower of cost (the first-in, first-out method) or market and consist of the following:

	September 30, 2005	June 30, 2005
	(unaudited)
Raw Materials	$1,299,000	$1,421,000
Work in process	621,000	409,000
Development costs under contract	179,000	132,000
Finished goods	1,579,000	1,473,000
Total	$3,678,000	$3,435,000
Reserve for slow moving items	(361,000)	(290,000)
Total inventories, net	$3,317,000	$3,145,000

GOODWILL

On July 1, 2002 we adopted SFAS No. 142 "Goodwill and Other Intangible Assets."  SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142.

In accordance with the requirements of SFAS No. 142, we performed impairment tests and recorded no impairment charges in fiscal years ended June 30, 2004 or 2005.  We prepare our annual impairment testing on April 1 of each year.  During the quarter ended September 30, 2005, management determined that there were no events or circumstances which have occurred that would indicate an impairment of the goodwill had occurred.

Net INCOME per share

            The following table reconciles the weighted average shares outstanding for basic and diluted net income per share for the periods indicated (unaudited).

	Three Months Ended September 30,
	2005	2004
Net income	$262,000	$462,000
Basic net income per common share:
Weighted average number of common shares outstanding	9,452,780	8,863,902
Basic net income per common share	$0.03	$0.05

Diluted net income per share:
Weighted average of common shares outstanding	9,452,780	8,863,902
Effect of potentially dilutive securities (options)	548,916	456,033
Effect of potentially dilutive securities (warrants)	45,049	72,064
Effect of potentially dilutive securities
(convertible Preferred Shares)	-	78,129
Weighted average number of common and shares -
Diluted	10,046,745	9,470,128
Diluted net income per common share	$0.03	$0.05

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

In October 2004, the credit facility with Wells Fargo was renewed again with a more favorable facility for borrowings up to $2,000,000.  The credit facility expired in October 2005 and its terms required monthly interest payments at the prime rate of interest (6.75% at September 30, 2005); or LIBOR plus 2.50% (6.36% (one month) to 6.57% (three months) at September 30, 2005), based on outstanding borrowings with no minimum interest charge.  The outstanding borrowings are secured by all assets of and guaranteed by the Company.  There was no outstanding balance under the terms of this credit facility as of September 30, 2005.  The total eligible borrowing capacity at September 30, 2005 was $2,000,000.

There are certain financial and non-financial covenants that we must meet to be in compliance with the terms of the October 2004 Wells Fargo credit facility.  At September 30, 2005, we were in compliance with all such covenants.

Income Taxes

Deferred income taxes are provided on a liability method whereby deferred tax assets and liabilities are recognized for temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.  We have tax credit carry forwards totaling $176,000 for State tax purposes that do not expire and can be carried forward indefinitely until fully utilized.

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

STOCK OPTIONS

During the quarter ended September 30, 2005, the Company granted 45,000 Common Stock Options under the Director's Plan exercisable at an average per share price of $3.16 (fair market value $1.18 per option) and 120,000 Common Stock Options under the Employee's Plan exercisable at an average per share price of $2.85 (fair market value $1.22 per option).

The fair market value of each grant is estimated at the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions: no dividend rate for all years; price volatility of 35% to 42%, risk-free interest rate of approximately 3.7% to 4.2%; and expected lives of five years.

		Three Months Ended September 30,
		2005	2004
Net income as reported:		$262,000	$462,000
	Add stock-based employee
	compensation expense included
	in reported net income, net of
	related tax effects
	(Deduct) total stock-based
	employee and director
	compensation expense
	determined under fair value
	based method for all awards,
	net of related tax effects	(8,000)	(15,000)
Pro-forma net income:		$254,000	$447,000
Basic earnings per share	As reported	$0.03	$0.05
	Pro-forma	$0.03	$0.05
Diluted earnings per share:	As reported	$0.03	$0.05
	Pro-forma	$0.03	$0.05

PREFERRED STOCK

            In January 2005, 78,129 Preferred Stock shares representing 100% of all Preferred stock shares outstanding were converted to 78,129 shares of Common Stock, leaving no Preferred Stock shares outstanding.  We received no cash proceeds from the conversion.

SUBSEQUENT EVENTS

 On October 31, 2005, the credit facility with Wells Fargo was renewed again for borrowings up to $2,000,000.  The credit facility expires in October 2006 and its terms require monthly interest payments at the prime rate of interest (6.75% at September 30, 2005); or LIBOR plus 2.50% (6.36% (one month) to 6.57% (three months) at September 30, 2005), based on outstanding borrowings with no minimum interest charge.  The outstanding borrowings are secured by all assets of and guaranteed by the Company.  The total eligible borrowing capacity at November 14, 2005 was $2,000,000.

There are certain financial and non-financial covenants that we must meet to be in compliance with the terms of the credit facility.  At November 14, 2005, we were in compliance with all such covenants.

 On October 31, 2005, we entered into an Asset Purchase Agreement (the "Purchase Agreement") with IntraVantage, Inc., a Delaware corporation ("IntraVantage"), whereby the Company purchased from IntraVantage certain of IntraVantage's assets related to IntraVantage's dental products business, including all of IntraVantage's intellectual property rights (the "Intellectual Property" and, collectively with the other purchased assets, the "Assets").  The purchase price for the Assets comprised of the following consideration:

  $226,087 in cash paid to IntraVantage on October 31, 2005;

  $893,271 in cash paid to IntraVantage's bank on October 31, 2005 as full payoff and release of all of IntraVantage's credit obligations with such bank; and

  $400,000 to IntraVantage in annual installments of $100,000 in cash payable on each of October 31, 2006, 2007, 2008 and 2009.

As further inducement for IntraVantage to enter into the Purchase Agreement, Pro-Dex also entered into an Exclusive License Agreement and a Royalty Agreement with IntraVantage in conjunction with the October 31, 2005 closing of the Purchase Agreement.  The Exclusive License Agreement grants to IntraVantage an exclusive, worldwide, irrevocable, royalty-free and perpetual license to use the acquired Intellectual Property in any non-dental related field of use.  The Royalty Agreement requires that the Company pay to IntraVantage certain royalty payments on revenues generated from future sales of products by the Company which fall within the scope of, incorporate, are a modification of or are substantially derived from one or more of the patents included in the Intellectual Property.

Also in conjunction with the closing of the Purchase Agreement, the Company agreed to terminate a supply agreement between the Company and IntraVantage, along with all amendments thereto. Pursuant to this termination, IntraVantage shall return to the Company certain products previously delivered to IntraVantage under the supply agreement in exchange for the Company issuing to IntraVantage a credit memo equal to the full value of outstanding IntraVantage invoices related to the supply agreement.

Pro-Dex will be reversing approximately $300,000 in previously recorded sales to IntraVantage during the second fiscal quarter of 2006, sales that relate to product which was returned to Pro-Dex at the close of the transaction. Pro-Dex will also reduce its open order backlog by approximately $900,000 to eliminate all orders currently in place from IntraVantage. Additionally, this adjustment is not expected to unfavorably impact bottom-line earnings during the second quarter and the remainder of the year as the impact on profit was previously addressed through increased reserves for accounts receivable during the fourth quarter of fiscal 2005 and the first quarter of fiscal year 2006.

Item 2. Management's Discussion and Analysis or Plan of Operations

COMPANY OVERVIEW

The following discussion and analysis provides information that the Company's management believes is relevant to an assessment and understanding of our results of operations and financial condition for each of the three month periods ended September 30, 2004 and 2005, respectively.  This discussion should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included elsewhere in this Report. This Report contains certain forward-looking statements and information. The cautionary statements included herein should be read as being applicable to all related forward-looking statements wherever they may appear.  Our actual future results could differ materially from those discussed herein.  Our critical accounting policies relate to inventory valuation for slow moving items, impairment of goodwill, and recoverability of deferred income taxes.

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

Pro-Dex, Inc. is a Colorado corporation that was chartered in 1978, and specializes in bringing speed-to-market in the development and manufacture of technology-based solutions that incorporate embedded motion control and miniature rotary drive systems.  We design and manufacture products serving the medical, dental, factory automation and scientific research markets.  Our strategic value proposition is to get customers to market faster, at a lower total cost and with a higher quality product.  Products that we have developed and manufactured are used in hospitals, dental offices, medical engineering labs, scientific research facilities and high tech manufacturing operations around the world.  Until June 30, 2004, Pro-Dex had a "holding company" legal structure.  In the fiscal year ended June 30, 2004, we eliminated the Company's holding company structure and terminated the separate legal status of our then operating subsidiaries, Micro Motors, Inc. ("Micro Motors") headquartered in Santa Ana, California and Oregon Micro Systems, Inc. ("OMS") headquartered in Beaverton, Oregon, through the merger of each such subsidiary into the Company.  As a result, we no longer operate as a holding company but as one integrated business operating in two locations providing a broad range of systems solutions to our customers.  The company names of Micro Motors® and Oregon Micro Systems® continue to be used for marketing purposes as brand names.

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

All years relating to financial data herein shall refer to fiscal years ending June 30, unless indicated otherwise.

Company-funded research and development supports the development of generic rotary drive and motion control platforms.  We then seek customer-funded projects to customize these platforms to specific customer requirements.  Company-funded research and development projects are generally expected to convert to customer-funded projects within six to eighteen months.  Company funded project costs are expensed as incurred.  In the three months ended September 30, 2005, $442,000 was expensed; an increase of $24,000 from the $418,000 expensed in the three months ended September 30, 2004.

For customer-funded development projects, costs are capitalized and recognized as a cost of sales when specific deliverables within the development contracts are produced, matching the costs to the revenue. In the three months ended September 30, 2005, $4,000 was recognized as cost of sales, compared to $37,000 recognized as cost of sales in the three months ended September 30, 2004, reflecting a decrease in development fees billable during the quarter.

Customer-funded research and development provided $19,000 in revenue in the three months ended September 30, 2005, and $149,000 in revenue in the three months ended September 30, 2004, reflecting a decrease in development fees billable during the quarter.  The results of customer-funded development work are intended to provide long-term exclusive manufacturing agreements and provide the customer with the retention of the intellectual property developed.  The identity of the customer is generally protected by a non-disclosure agreement.

The Company's revenue is derived from four main customer types.  The proportion of Pro-Dex total sales to each customer type is noted in the table below:

	Q1 FY	Q1 FY	FY	FY	FY
% of Total Sales	2006	2005	2005	2004	2003
Dental	29%	23%	24%	32%	43%
Medical	43%	33%	42%	41%	28%
Industrial	19%	31%	26%	18%	19%
Government research and other	9%	12%	8%	9%	10%

Medical product sales represent the manufacture of products which utilize proprietary designs developed by the Company under exclusive design and supply agreements.  Our dental products are sold to original equipment manufacturers and dental product distributors.  An independent dealer network was engaged in 2003 to market our own branded line of dental products in a more effective manner.  We also design and manufacture embedded multi-axis motion controllers used to regulate the motion of servo and stepper motors, predominantly for the factory automation and medical analysis equipment industries.  The controllers support the platforms for PCI, VME, ISA, and cPCI busses as well as stand-alone requirements.  In addition, we make and sell pneumatic motors for industrial applications that are marketed directly to end-users and through industrial supply distributors.  The increase in the percentage of sales of medical products is a direct result of the shift in the focus of our research and development efforts away from dental products and toward our capabilities in the medical product market.

Our commitment to quality manufacturing is demonstrated by our many independently verified certifications for maintaining quality processes and products.  We hold the following certifications: ISO 9001:2000, ISO 13485 revised 1998, and Medical Device Directive 93\42\EEC Annex II company.

At the present time, we are generally able to fill orders within sixty (60) days.  At September 30, 2005, we had a backlog, including orders for delivery beyond 60 days, of $7.6 million compared with a backlog of $4.3 million at September 30, 2004 and $7.9 million at June 30, 2005.  We expect to ship most of our backlog in 2006 and the remainder in 2007.  The increased backlog compared to September 30, 2004 is due to an increase in new purchase orders in the last year from new and existing customers.  We do not typically experience seasonal fluctuations in our new order bookings, but may experience variability in our new order bookings due to the timing of major new product launches.  Similarly, we do not typically experience seasonal fluctuations in our shipments and revenues.

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

On July 1, 2002 the Company adopted SFAS No. 142 "Goodwill and Other Intangible Assets."  SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142.  In accordance with the requirements of SFAS No. 142, we have recorded no impairment charge in 2004 or 2005.  We prepare our annual impairment testing on April 1 of each year.

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

Results of Operations

For the Three-Month periods ended September 30, 2005 and 2004

            The following table sets forth for the periods indicated the percentage of net revenues represented by each item in our Consolidated Statements of Income.

(In Thousands)	Three Months Ended September 30,
	2005		2004
Net sales:	$3,763	100.0%	$3,332	100.0%
Cost of sales	2,072	55.1%	1,472	44.2%
Gross Profit	1,691	44.9%	1,860	55.8%

Selling, general and administrative expenses	841	22.3%	744	22.3%
Research and development costs	442	11.7%	418	12.5%
Income from Operations	408	10.8%	698	20.9%

Net interest and other (income)	(27)	(0.7	(72)	(2.2

Provision for Income Taxes	173	4.6%	308	9.2%
Net Income	$262	7.0%	$462	13.9%

Net Sales.  Consolidated sales increased from $3,332,000 to $3,763,000 ($431,000 or 13%) for the quarter ended September 30, 2005, compared to the quarter ended September 30, 2004.  Medical products continued to increase as a percyear.  Shipments to dental customers increased to 29% of total sales compared to 23% for the same quarter in the prior year as new customers expanded their order volume.  Sales to factory automation and industrial customers decreased to 19% from 31% for the same quarter in the prior year as shipments of legacy motion control devices were reduced.  Although selective price increases and decreases were implemented in response to market conditions, the majority of the sales growth and declines for each product line is due primarily to changes in sales volume, not the effect of price changes.

Gross Profit and Gross Profit Percentage of Sales.  Our consolidated gross profit for the quarter ended September 30, 2005 decreased 9% over the same quarter in the previous year despite an increase in sales as higher margin industrial sales were replaced by a mix of lower margin dental products.  Gross profit as a percentage of sales decreased to 44.9% for the quarter ended September 30, 2005 compared to 55.8% for the quarter ended September 30, 2004, reflecting the sales product mix changes as well as new product launch manufacturing inefficiencies that offset cost improvements from prior quarters.  Gross profit and gross profit percentage were as follows:

	Three Months Ended September 30,
	2005	2004	(Decrease)
Gross Profit	$1,691,000	$1,860,000	-9.1%
Gross Profit Percentage	44.9%	55.8%	-19.5%

Selling, General and Administrative Costs (S, G&A).  S, G & A expenses increased to $841,000 for the quarter ended September 30, 2005 from $744,000 for the quarter ended September 30, 2004.  The increase is due to increased expenses related to print advertising and promotional materials of $30,000, increased bad debt expense of $20,000 and increased corporate business development expenses.  S, G & A costs were as follows:

	Three Months Ended September 30,
	2005	2004	Increase
Selling	$255,000	$200,000	28%
General and administrative	$586,000	$544,000	8%
Total S, G&A	$841,000	$744,000	13%

Research and Development Costs.  Company-funded research and development expenses increased to $442,000 for the quarter ended September 30, 2005 from $418,000 for the quarter ended September 30, 2004.  The increase in Company-funded research and development costs is due to higher investments in labor and travel associated with new product development.  Company-funded research and development costs were as follows:

	Three Months Ended September 30,
	2005	2004	Increase
Research and Development costs	$442,000	$418,000	6%

Company-funded research and development supports the development of generic rotary drive and motion control platforms.  We then seek customer-funded projects to customize these platforms to specific customer requirements.  Company-funded research and development projects are generally expected to convert to customer-funded projects within six to eighteen months.  Company funded project costs are expensed as incurred.  In the three months ended September 30, 2005, $442,000 was expensed; an increase of $24,000 from the $418,000 expensed in the three months ended September 30, 2004.

For customer-funded development projects, costs are capitalized and recognized as a cost of sales when specific deliverables within the development contracts are produced, matching the costs to the revenue. In the three months ended September 30, 2005, $4,000 was recognized as cost of sales, compared to $37,000 recognized as cost of sales in the three months ended September 30, 2004, reflecting the completion of new product launches this quarter.

Customer-funded research and development provided $19,000 in revenue in the three months ended September 30, 2005, and $149,000 in revenue in the three months ended September 30, 2004.  The results of customer-funded development work are intended to provide long-term exclusive manufacturing agreements and provide the customer with the retention of the intellectual property developed.  The identity of the customer is generally protected by a non-disclosure agreement.

Operating Profit and Operating Profit Percentage of Sales.  Our consolidated operating profit for the quarter ended September 30, 2005 decreased to $408,000 compared to operating profit of $698,000 for the same quarter in the previous year.  The decrease was due to the less profitable product sales mix given the decreased industrial product sales levels and increased operating expenses.  Consequently, operating profit as a percentage of sales decreased to 10.8% for the quarter ended September 30, 2005 compared to 20.9% for the quarter ended September 30,.  Operating profit and margin were as follows:

	Three Months Ended September 30,
	2005	2004	Decrease
Operating Profit	$408,000	$698,000	-42%
Operating Profit Percentage	10.8%	20.9%	-48%

Royalties and Other Income.  The Company recognized $11,000 in royalty income in the three months ended September 30, 2005, compared to $40,000 in the prior year's quarter.

Interest.  Interest income was $22,000 in the quarter ended September 30, 2005, compared to a $7,000 expense in the prior year's quarter due to the size of Company's cash balances and current debt-free status.

Provision for Taxes. Our estimated effective combined federal and state tax rate on income from operations for the quarter ended September 30, 2005 was 40% and was 40% for the quarter ended September 30, 2004.

Net Income.  Our net income for the three months ended September 30, 2005 was $262,000 or $0.03 per share on a basic and diluted basis, as compared to a net income of $462,000 or $0.05 per share on a basic and diluted basis for the three months ended September 30, 2004.

Liquidity and Capital Resources

The following table presents selected financial information for the comparative period last year and the year ended June 30, 2005:

	As of September 30,		Year Ending
	2005	2004	June 30, 2005
Cash and cash equivalents	$2,893,000	$2,097,000	$2,584,000
Working Capital¹	$8,604,000	$6,267,000	$8,288,000
Credit Line outstanding balance	$0	$0	$0
Tangible book value/common share²	$1.09	$0.91	$1.10
Number of days of sales outstanding (DSO) in accounts receivable at end of quarter³	70	57	75

	Three Months Ended September 30,		Year Ending
	2005	2004	June 30, 2005
Net cash provided by operations	$358,000	$18,000	$557,000

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

Our working capital at September 30, 2005 increased to $8.6 million compared to $6.3 million at September 30, 2004 and $8.3 million at June 30, 2005.  Sustained profitability contributed to the provision of cash and increased working capital for the quarter.

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

In October 2004, the credit facility with Wells Fargo was renewed again with a more favorable facility for borrowings up to $2,000,000.  The credit facility expired in October 2005 and its terms required monthly interest payments at the prime rate of interest (5.75% at September 30, 2005); or LIBOR plus 2.50% (6.36% (one month) to 6.57% (three months) at September 30, 2005), based on outstanding borrowings with no minimum interest charge.  The outstanding borrowings are secured by all assets of, and guaranteed by the Company.  There was no outstanding balance under the terms of this credit facility as of September 30, 2005.  The total eligible borrowing capacity at September 30, 2005 was $2,000,000.

There are certain financial and non-financial covenants that we must meet to be in compliance with the terms of the October 2004 Wells Fargo credit facility.  At September 30, 2005, we were in compliance with all such covenants.

In September 2002, our Board of Directors authorized the repurchase on the open market of up to 500,000 shares at a share price no greater than $1.25 of our outstanding Common Stock, subject to compliance with applicable laws and regulations.  There is no requirement that we repurchase all or any portion of such shares.  The maximum total value of the repurchase is not to exceed $500,000.  This repurchase is to be financed with cash generated by operations.  From the inception of the repurchase authorization through the year-end date of June 30, 2003, we repurchased 75,700 shares of Common Stock for $43,741, at an average price of $0.58 per share.  No additional shares were repurchased in fiscal year 2004, 2005, or to date during fiscal year 2006.

At September 30, 2005, we had cash and cash equivalents of $2,893,000.  We believe that our cash and cash equivalents on hand, together with cash flows from operations, if any, and amounts available under the credit facility will be sufficient to meet our working capital and capital expenditure requirements for the next twelve months.

SUBSEQUENT EVENTS

  On October 31, 2005, the credit facility with Wells Fargo was renewed again for borrowings up to $2,000,000.  The credit facility expires in October 2006 and its terms require monthly interest payments at the prime rate of interest (6.75% at September 30, 2005); or LIBOR plus 2.50% (6.36% (one month) to 6.57% (three months) at September 30, 2005), based on outstanding borrowings with no minimum interest charge.  The outstanding borrowings are secured by all assets of and guaranteed by the Company.  The total eligible borrowing capacity at November 14, 2005 was $2,000,000.

There are certain financial and non-financial covenants that we must meet to be in compliance with the terms of the credit facility.  At November 14, 2005, we were in compliance with all such covenants.

 On October 31, 2005, we entered into an Asset Purchase Agreement (the "Purchase Agreement") with IntraVantage, Inc., a Delaware corporation ("IntraVantage"), whereby the Company purchased from IntraVantage certain of IntraVantage's assets related to IntraVantage's dental products business, including all of IntraVantage's intellectual property rights (the "Intellectual Property" and, collectively with the other purchased assets, the "Assets").  The purchase price for the Assets comprised of the following consideration:

  $226,087 in cash paid to IntraVantage on October 31, 2005;

  $893,271 in cash paid to IntraVantage's bank on October 31, 2005 as full payoff and release of all of IntraVantage's credit obligations with such bank; and

  $400,000 to IntraVantage in annual installments of $100,000 in cash payable on each of October 31, 2006, 2007, 2008 and 2009.

As further inducement for IntraVantage to enter into the Purchase Agreement, Pro-Dex also entered into an Exclusive License Agreement and a Royalty Agreement with IntraVantage in conjunction with the October 31, 2005 closing of the Purchase Agreement.  The Exclusive License Agreement grants to IntraVantage an exclusive, worldwide, irrevocable, royalty-free and perpetual license to use the acquired Intellectual Property in any non-dental related field of use.  The Royalty Agreement requires that the Company pay to IntraVantage certain royalty payments on revenues generated from future sales of products by the Company which fall within the scope of, incorporate, are a modification of or are substantially derived from one or more of the patents included in the Intellectual Property.

Also in conjunction with the closing of the Purchase Agreement, the Company agreed to terminate a supply agreement between the Company and IntraVantage, along with all amendments thereto. Pursuant to this termination, IntraVantage shall return to the Company certain products previously delivered to IntraVantage under the supply agreement in exchange for the Company issuing to IntraVantage a credit memo equal to the full value of outstanding IntraVantage invoices related to the supply agreement.

Pro-Dex will be reversing approximately $300,000 in previously recorded sales to IntraVantage during the second fiscal quarter of 2006, sales that relate to product which was returned to Pro-Dex at the close of the transaction. Pro-Dex will also reduce its open order backlog by approximately $900,000 to eliminate all orders currently in place from IntraVantage. Additionally, this adjustment is not expected to unfavorably impact bottom-line earnings during the second quarter and the remainder of the year as the impact on profit was previously addressed through increased reserves for accounts receivable during the fourth quarter of fiscal 2005 and the first quarter of fiscal year 2006.

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

            There can be no assurance that we will be successful in our product development efforts, that the market will continue to accept our existing products, or that new products or product enhancements will be developed and implemented in a timely manner, meet the requirements of our customers, achieve market acceptance, or operate without failure or product recall due to design or manufacturing errors. If new products or product enhancements do not achieve market acceptance, our business, results of operations and financial condition could be materially adversely affected.

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

Litigation

            We continually face the possibility of litigation as either a plaintiff or a defendant.  It is not reasonably possible to estimate the expenses, awards or damages, or the range of expenses, awards or damages, if any, that we might incur in connection with such litigation. The uncertainty associated with potential litigation may have an adverse impact on our business. In particular, such litigation could impair our relationships with existing customers and our ability to obtain new customers. Defending or prosecuting such litigation may result in a diversion of management's time and attention away from business operations, which could have a material adverse effect on our business, results of operations and financial condition.

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

Dependence Upon Key Personnel

            Our future performance also depends in significant part upon the continued service of our key technical and senior management personnel, many of who have been with the Company for a significant period of time.  We purchased an annually renewable one-year term key man life insurance policy for our president in December 2004, but do not maintain key man life insurance on any other of our employees. Because we have a relatively small number of employees when compared to other leading companies in the same industry, our dependence on maintaining our relationship with key employees is particularly significant. We are also dependent on our ability to attract and retain high quality personnel, particularly in the areas of product development, operations management and finance.

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

Internal Controls

            Any weaknesses identified in our internal controls as part of the evaluation being undertaken by us and our registered independent public accountants pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 could have an adverse effect on our business.  We are in the process of evaluating and documenting our controls pursuant to Section 404 of the Sarbanes-Oxley Act.  We are working toward being fully compliant with the requirements of Section 404 of the Sarbanes-Oxley Act.  Failure to comply could have a material adverse affect on our business, financial condition, and our ability to remain listed as a publicly held exchange traded company.

Stock Option Expense

            Stock options have from time to time been an important component of the compensation packages for many of our directors and employees.  We currently do not deduct the expense of director or employee stock option grants from our income.  As issued on December 16, 2004, FAS 123(R) requires companies to change their accounting policies to record the value of stock options vested as an expense and a charge against earnings.  We are a small business issuer and thus the rule would require that we comply at the beginning of the first fiscal year after December 15, 2005, so reports issued for dates after July 1, 2006 will reflect the change and our reported earnings will be adversely affected.

RECENT ACCOUNTING PRONOUNCEMENTS

We are subject to the revised requirements of the Statement of Financial Accounting Standards ("SFAS") No. 123R "Accounting for Stock-Based Compensation" as revised in December 2004.  This standard establishes the accounting standards for share-based compensation, and will apply to us in the recognition of the cost of share based awards based on the grant-date fair value of those awards.  As a small business issuer, the statement is effective for us at the beginning of the first fiscal year that begins after December 15, 2005. Upon adoption of SFAS 123(R), all stock option awards to employees will be recognized as expense in the income statement, typically over any related vesting period.  We will be required to adopt SFAS 123(R) in the first quarter of fiscal year 2007.  We believe the impact of adopting SFAS 123(R) will be similar to the pro-forma disclosure impact presented.

MAJOR CUSTOMERS

The Company had one Major Customer (defined as a customer that represents greater than 10% of the Company's total revenues) in each of the quarters ended September 30, 2004 and 2005.  The 10% customer was the same customer in 2005 and 2004.   Net sales to the Major Customer in 2005 amounted to $1,374,000 and at September 30, 2005 the accounts receivable included a balance of $1,255,000 due from this Major Customer.  Net sales to the Major Customer in 2004 amounted to $811,000 and at September 30, 2004 the accounts receivable included a balance of $726,000 due from this Major Customer.

Item 3. Controls and Procedures

 The Chief Executive Officer and Chief Financial Officer (the principal executive officer and principal financial officer, respectively) conducted an evaluation of the design and operation of our "disclosure controls and procedures" (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")).  Based on that evaluation, which was conducted within 90 days of the date on which this quarterly report was filed with the Securities and Exchange Commission, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by use in the reports filed or submitted by us under the Exchange Act is accumulated, recorded, processed, summarized and reported to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, and to allow timely decisions regarding whether or not disclosure is required.

During the quarter ended September 30, 2005, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting, except that subsequent to the ending of our second quarter of fiscal 2005, we improved the information and financial controls by consolidating our accounting and Enterprise Resource Planning system to a unified platform. This allowed us to eliminate two of the previous three accounting systems which we operated.  As the systems were consolidated, many of the operating procedures and information processing steps were streamlined, reducing the opportunity for error and increasing the Company's information processing efficiency.

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
                                None.

        Item 3.            Defaults Upon Senior Securities.
                                None.

        Item 4.            Submissions of Matters to a Vote of Securities Holders.
                                None.

        Item 5.            Other Information.
                                None.

        Item 6.            Exhibits.

Exhibits:

31.1         Certifications of Chief Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2         Certifications of Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

Date: November 14, 2005 PRO-DEX INC.	Date: November 14, 2005 PRO-DEX INC.
By: / s / Patrick Johnson	By: / s / Jeffrey J. Ritchey

Patrick Johnson	Jeffrey J. Ritchey
Chief Executive Officer	Secretary and Chief Financial Officer (Principal Financial and Accounting Officer)

End of Filing