Form 10QSB
period 2005-12-31
PRO DEX INC
filed 2006-02-14
CIK 788920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 2005

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
Yes [  ] No [X]

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock outstanding as of the latest practicable date:  9,524,912 shares of Common Stock, no par value, as of February 7, 2006.

Transitional Small Business Disclosure Format:        Yes [  ] No [X]

1

Item 1.      Financial Statements

PRO-DEX, INC. and SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2005 (unaudited)	June 30,2005 (audited)
ASSETS
Current assets:
Cash and cash equivalents	$ 2,177,000	$ 2,584,000
Accounts receivable, net of allowance for doubtful
accounts of $40,000 at December 31 and $100,000 at June 30	2,643,000	3,521,000
Inventories, net	3,575,000	3,145,000
Prepaid expenses	224,000	66,000
Income tax receivable	-	96,000
Deferred income taxes	525,000	519,000
Total current assets	9,144,000	9,931,000

Equipment and leasehold improvements, net	1,225,000	1,156,000

Other assets:
Goodwill	1,110,000	1,110,000
Intangibles - Patents, net	1,523,000	-
Deferred income taxes	481,000	541,000
Other	34,000	18,000
Total other assets	3,148,000	1,669,000

Total assets	$ 13,517,000	$ 12,756,000

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$855,000	$1,158,000
Accrued expenses	531,000	472,000
Deferred payable (patent)	71,000	-
Income taxes payable	-	13,000
Total current liabilities	1,457,000	1,643,000

Long-term liabilities (patent deferred payable)	245,000	-

Total liabilities	1,702,000	1,643,000

Commitments and contingencies
Shareholders' equity:
Common shares; no par value; 50,000,000 shares authorized;
9,504,912 shares issued and outstanding December 31,
9,449,396 shares issued and outstanding June 30.	16,046,000	15,933,000
Accumulated deficit	(4,231,000)	(4,820,000)

Total shareholders' equity	11,815,000	11,113,000

Total liabilities and shareholders' equity	$ 13,517,000	$ 12,756,000

See notes to consolidated financial statements.

PRO-DEX, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Three months ended December 31 (unaudited)

	2005	2004

Net sales	$ 3,750,000	$ 2,894,000

Cost of sales	2,022,000	1,275,000
Gross profit	1,728,000	1,619,000

Operating expenses:
Selling	254,000	278,000
General and administrative expenses	534,000	581,000
Research and development costs	444,000	457,000
Total operating expenses	1,232,000	1,316,000

Income from operations	496,000	303,000

Other income (expense):
Other income, net	-	5,000
Royalty income	26,000	-
Interest income (expense)	21,000	(2,000)
Total	47,000	3,000

Income before provision for income taxes	543,000	306,000

Provision for income taxes	216,000	123,000
Net income	$ 327,000	$ 183,000

Net Income per share:
Basic	$ 0.03	$ 0.02
Diluted	$ 0.03	$ 0.02

Weighted average shares outstanding - basic	10,053,076	8,993,849
Weighted average shares outstanding - diluted	10,062,315	9,584,276

See notes to consolidated financial statements.

PRO-DEX, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Six months ended December 31 (unaudited)

	2005	2004

Net sales	$ 7,514,000	$ 6,226,000

Cost of sales	4,094,000	2,747,000
Gross profit	3,420,000	3,479,000

Operating expenses:
Selling	509,000	477,000
General and administrative expenses	1,120,000	1,125,000
Research and development costs	886,000	876,000
Total operating expenses	2,515,000	2,478,000

Income from operations	905,000	1,001,000

Other income (expense):
Other income (expense), net	(7,000)	45,000
Royalty income	37,000	40,000
Interest income (expense )	43,000	(9,000)
Total	73,000	76,000

Income before provision for income taxes	978,000	1,077,000

Provision for income taxes	389,000	431,000
Net income	$ 589,000	$ 646,000

Net Income per share:
Basic	$ 0.06	$ 0.07
Diluted	$ 0.06	$ 0.07

Weighted average shares outstanding - basic	9,474,227	8,928,876
Weighted average shares outstanding - diluted	10,045,179	9,508,454

See notes to consolidated financial statements.

PRO-DEX, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Six months ended December 31 (unaudited)

	2005	2004
Cash Flows from Operating Activities:
Net Income	$ 589,000	$ 646,000
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	189,000	171,000
Loss on disposal	6,000	-
(Recovery) provision for doubtful accounts	(60,000)	5,000
Reserve for obsolete inventory	99,000	37,000
Stock based compensation	-	13,000
Deferred taxes	45,000	-
Changes in:
Decrease in accounts receivable	939,000	761,000
(Increase) in inventories	(528,000)	(471,000)
(Increase) in prepaid expenses	(158,000)	(147,000)
(Increase) in other assets	(17,000)	(21,000)
(Decrease) in accounts payable and accrued expenses	(244,000)	(279,000)
Increase (decrease) in income taxes payable	92,000	(229,000)
Net Cash provided by Operating Activities	952,000	486,000

Cash Flows From Investing Activities:
Proceeds from equipment sale	1,000	-
Purchase of intangible assets - patents	(1,223,000)	-
Purchases of equipment and leasehold improvements	(250,000)	(196,000)

Net Cash (used in) Investing Activities	(1,472,000)	(196,000)

Cash Flows from Financing Activities:
Principal payments on long-term shareholder borrowings	-	(145,000)
Proceeds from option and warrant exercise	113,000	329,000

Net Cash provided by Financing Activities	113,000	184,000

Net Increase (decrease) in Cash and Cash Equivalents	(407,000)	474,000
Cash and Cash Equivalents, beginning of period	2,584,000	2,070,000

Cash and Cash Equivalents, end of period	$ 2,177,000	$ 2,544,000

Supplemental Information
Cash payments for interest	$ -	$ 9,000

Cash payments for income taxes	$ 251,000	$ 660,000

Non-Cash Disclosure of Investing and Financing Activities
Long term payable incurred in acquisition of intangible assets	$ 316,000	$ -

See notes to consolidated financial statements.

PRO-DEX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.         BASIS OF PRESENTATION

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

NOTE 2.         INVENTORIES

       Inventories are stated at the lower of cost (the first-in, first-out method) or market and consist of the following:

	December 31, 2005	June 30, 2005
	(unaudited)	(audited)
Raw Materials	$ 1,296,000	$ 1,421,000
Work in process	520,000	409,000
Development costs under contract	243,000	132,000
Finished goods	1,905,000	1,473,000
Total	$ 3,964,000	$ 3,435,000
Reserve for slow moving items	(389,000)	(290,000)
Total inventories, net	$ 3,575,000	$ 3,145,000

NOTE 3.         GOODWILL

On July 1, 2002 we adopted SFAS No. 142 "Goodwill and Other Intangible Assets."  SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142.

In accordance with the requirements of SFAS No. 142, we performed impairment tests and recorded no impairment charges in fiscal years ended June 30, 2004 or 2005.  We prepare our annual impairment testing on April 1 of each year.  , Management determined that there were no events or circumstances which have occurred that would indicate an impairment of the goodwill had occurred during the three and six month periods ended December 31, 2005.

NOTE 4.         NET INCOME PER SHARE

            The following table reconciles the weighted average shares outstanding for basic and diluted net income per share for the periods indicated (unaudited).

	Three Months Ended December 31,
	2005	2004
Net income	$ 327,000	$ 183,000
Basic net income per common share:
Weighted average number of common shares outstanding	9,495,673	8,993,849
Basic net income per common share	$ 0.03	$ 0.02

Diluted net income per share:
Weighted average of common shares outstanding	9,504,912	8,993,849
Effect of potentially dilutive securities (options)	523,000	436,521
Effect of potentially dilutive securities (warrants)	34,403	75,777
Effect of potentially dilutive securities
(convertible Preferred Shares)	-	78,129
Weighted average number of common and shares -
Diluted	10,053,076	9,584,276
Diluted net income per common share	$ 0.03	$ 0.02

	Six Months Ended December 31,
	2005	2004
Net income	$ 589,000	$ 646,000
Basic net income per common share:
Weighted average number of common shares outstanding	9,474,227	8,928,876
Basic net income per common share	$ 0.06	$ 0.07

Diluted net income per share:
Weighted average of common shares outstanding	9,474,227	8,928,876
Effect of potentially dilutive securities (options)	535,869	427,487
Effect of potentially dilutive securities (warrants)	35,083	73,962
Effect of potentially dilutive securities
(convertible Preferred Shares)	-	78,129
Weighted average number of common and shares -
Diluted	10,045,179	9,508,454
Diluted net income per common share	$ 0.06	$ 0.07

NOTE 5.         CREDIT FACILITY

In October 2005, we renewed our credit facility with Wells Fargo Bank N.A. ("Wells Fargo") for borrowings up to $2,000,000.  Its terms require monthly interest payments at either the prime rate of interest (7.25% at December 31, 2005); or LIBOR plus 2.50% (6.90% (one month) to 7.04% (three months) at December 31, 2005), at management's discretion, based on outstanding borrowings with no minimum interest charge.  The outstanding borrowings are secured by all assets of and guaranteed by the Company.  There was no outstanding balance under the terms of this credit facility as of December 31, 2005.  The total eligible borrowing capacity at December 31, 2005 was $2,000,000.

There are certain financial and non-financial covenants that we must meet to be in compliance with the terms of the October 2005 Wells Fargo credit facility.  At December 31, 2005, we were in compliance with all such covenants.

NOTE 6.         INCOME TAXES

Deferred income taxes are provided on a liability method whereby deferred tax assets and liabilities are recognized for temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.  We have tax credit carry forwards totaling $80,000 for state tax purposes that do not expire and can be carried forward indefinitely until fully utilized.

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

NOTE 7.         STOCK OPTIONS

During the quarter ended December 31, 2005, the Company granted 15,000 Common Stock Options under our Director's Plan exercisable at an average per share price of $2.44 (fair market value $0.93 per option) and no Common Stock Options under our Employee's Plan.

The fair market value of each grant is estimated at the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions: no dividend rate for all years; price volatility of 35%, risk-free interest rate of approximately 4.5%; and expected lives of five years.

Three Months Ended December 31,
		2005	2004
Net income as reported:		$ 327,000	$ 183,000
Add stock-based employee
compensation expense included
in reported net income, net of
	related tax effects	-	-
(Deduct) total stock-based
employee and director
compensation expense
determined under fair value
based method for all awards,
	net of related tax effects	(37,000)	(35,000)
Pro-forma net income:		$ 290,000	$ 148,000
Basic earnings per share	As reported	$ 0.03	$ 0.02
	Pro-forma	$ 0.03	$ 0.02
Diluted earnings per share:	As reported	$ 0.03	$ 0.02
	Pro-forma	$ 0.03	$ 0.02

Six Months Ended December 31,
		2005	2004
Net income as reported:		$ 589,000	$ 646,000
Add stock-based employee
compensation expense included
in reported net income, net of
	related tax effects	-	-
(Deduct) total stock-based
employee and director
compensation expense
determined under fair value
based method for all awards,
	net of related tax effects	(64,000)	(56,000)
Pro-forma net income:		$ 525,000	$ 590,000
Basic earnings per share	As reported	$ 0.06	$ 0.02
	Pro-forma	$ 0.06	$ 0.02
Diluted earnings per share:	As reported	$ 0.06	$ 0.02
	Pro-forma	$ 0.05	$ 0.02

NOTE 8.         PREFERRED STOCK

            In January 2005, 78,129 Preferred Stock shares representing 100% of all Preferred stock shares outstanding were converted to 78,129 shares of Common Stock, leaving no Preferred Stock shares outstanding.  We received no cash proceeds from the conversion.

NOTE 9.         MAJOR CUSTOMERS

The Company had two Major Customers (defined as a customer that represents greater than 10% of the Company's total revenues) in the six months ended December 31, 2005 and one Major Customer in the six months ended December 31, 2004.  One Major customer was the same customer in 2005 and 2004 and an additional Major customer was added in 2005.   Net sales to the these customers in 2005 amounted to $2,440,000 and $911,000 and at December 31, 2005 the accounts receivable included balances of $483,000 and $619,000 respectively, due from them.  Net sales to the Major Customer in 2004 amounted to $1,247,000 and at December 31, 2004 the accounts receivable included a balance of $171,000 due from this Major Customer.

NOTE 10.       INTRAVANTAGE ASSET ACQUISITION

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

Also in conjunction with the closing of the Purchase Agreement, the Company agreed to terminate a supply agreement between the Company and IntraVantage, along with all amendments thereto. Pursuant to this termination, IntraVantage shall return to the Company certain products previously delivered to IntraVantage under the previously executed supply agreement in exchange for the Company issuing to IntraVantage a credit memo equal to the full value of outstanding IntraVantage invoices related to the supply agreement.

Pro-Dex reversed approximately $245,000 in previously recorded sales to IntraVantage during the second fiscal quarter of 2006, sales that relate to product which was returned to Pro-Dex at the close of the transaction. Pro-Dex also reduced its open order backlog by approximately $900,000 to eliminate all orders currently in place from IntraVantage. Additionally, this adjustment did not unfavorably impact bottom-line earnings during the second quarter and is not expected to for the remainder of the fiscal year as the impact on profit was previously addressed through increased reserves for accounts receivable during the fourth quarter of fiscal 2005 and the first quarter of fiscal year 2006, subsequently reversed in the second quarter of 2006.

NOTE 11.       SUBSEQUENT EVENTS

 On January 5, 2006, we entered into an Asset Purchase Agreement with Astromec, Inc., a Nevada corporation ("Astromec"), whereby the Company's wholly owned subsidiary, Pro-Dex Astromec purchased from Astromec substantially all of Astromec's assets.  The purchase price for the assets was comprised of the following consideration:

  $2,600,000 in cash paid to Astromec on January 5, 2006;

  $100,000 to be paid at the end of a six month period, subject to adjustments based on the asset values presented in Astromec's audited closing balance sheet; and

  Assumption of operating liabilities of approximately $300,000.

On January 4, 2006, the credit facility with Wells Fargo was amended to allow for a $1,000,000 four year term loan in addition to the $2,000,000 line of credit.  The term loan and is fully amortizing and requires monthly principal and interest payments at either the prime rate of interest (7.25% at December 31, 2005); or LIBOR plus 2.50% (6.90% (one month) to 7.04% (three months) at December 31, 2005), at management's discretion, based on the outstanding balance.  The outstanding borrowings are secured by all assets of and guaranteed by the Company.  Pro-Dex used the full proceeds of the term loan to finance the Astromec asset purchase.

On January 3, 2006, we entered into a purchase and sale agreement with M. D. Glover, Inc. including the establishment of an escrow to purchase the land and building for the property located at 2950 Arrowhead Drive, Carson City, Nevada.  M. D. Glover, Inc. is owned by Mr. Glover, a substantioal owner of Astromec.  This property has been the operating location for Astromec for the last fifteen years.  The purchase price for the land and building is $2,200,000 to be paid at closing of escrow, which is expected to take place by the end of April, 2006.  This purchase price is expected to be financed with a combination of a mortgage and available cash on hand.  Until the close of escrow, Pro-Dex Astromec will lease the property from M. D. Glover, Inc.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

COMPANY OVERVIEW

The following discussion and analysis provides information that the Company's management believes is relevant to an assessment and understanding of our results of operations and financial condition for each of the six and three month periods ended December 31, 2004 and 2005, respectively.  This discussion should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included elsewhere in this Report. This Report contains certain forward-looking statements and information. The cautionary statements included herein should be read as being applicable to all related forward-looking statements wherever they may appear.  Our actual future results could differ materially from those discussed herein.  Our critical accounting policies relate to inventory valuation for slow moving items, impairment of goodwill, and recoverability of deferred income taxes.

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

Company-funded research and development supports the development of generic rotary drive and motion control platforms.  We then seek customer-funded projects to customize these platforms to specific customer requirements.  Company-funded research and development projects are generally expected to convert to customer-funded projects within six to eighteen months.  Company funded project costs are expensed as incurred.  In the three months ended December 31, 2005, $444,000 was expensed; a decrease of $13,000 from the $457,000 expensed in the three months ended December 31, 2004.

For customer-funded development projects, costs are capitalized and recognized as a cost of sales when specific deliverables within the development contracts are produced, matching the costs to the revenue. In the three months ended December 31, 2005, $16,000 was recognized as cost of sales, compared to $6,000 recognized as cost of sales in the three months ended December 31, 2004, reflecting an increase in costs associated with the development fees billable during the quarter.

Customer-funded research and development provided $29,000 in revenue in the three months ended December 31, 2005, and $103,000 in revenue in the three months ended December 31, 2004, reflecting a decrease in development fees billable during the quarter.  The results of customer-funded development work are intended to provide long-term exclusive manufacturing agreements and provide the customer with the retention of the intellectual property developed.  The identity of the customer is generally protected by a non-disclosure agreement.

The Company's revenue is derived from four main customer types.  The proportion of Pro-Dex total sales to each customer type is noted in the table below:

	Q2 FY	6 mo FY	Q2 FY	6 mo FY	FY	FY	FY
% of Total Sales	2006	2006	2005	2005	2005	2004	2003
Dental	19%	24%	29%	26%	24%	32%	43%
Medical	54%	49%	29%	31%	42%	41%	28%
Industrial	20%	20%	29%	31%	26%	18%	19%
Government research and other	6%	7%	13%	12%	8%	9%	10%

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

The Company holds many independently verified certifications for maintaining quality processes and products, including ISO 9001:2000, ISO 13485 revised 1998, and Medical Device Directive 93\42\EEC Annex II company.

At December 31, 2005, we had a backlog, including orders for delivery beyond 60 days, of $7.0 million compared with a backlog of $4.7 million at December 31, 2004 and $7.9 million at June 30, 2005.  We expect to ship most of our backlog in fiscal year 2006 and the remainder in fiscal year 2007.  The increased backlog compared to December 31, 2004 is due to an increase in the number and size of new purchase orders in the last year from new and existing customers.  2006 backlog was lower due to the elimination of approximately $900,000 of Intravantage orders during the quarter ended December 31, 2005.   We do not typically experience seasonal fluctuations in our new order bookings, but may experience variability in our new order bookings due to the timing of major new product launches.  Similarly, we do not typically experience seasonal fluctuations in our shipments and revenues.

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

The Company accounts for goodwill under SFAS No. 142 "Goodwill and Other Intangible Assets."  SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142.  We have recorded no impairment charge in 2004 or 2005.  We prepare our annual impairment testing on April 1 of each year.

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

RESULTS OF OPERATIONS

For the Three-Month periods ended December 31, 2005 and 2004

            The following table sets forth for the periods indicated the percentage of net revenues represented by each item in our Consolidated Statements of Income.

(In Thousands)	Three Months Ended December 31,
	2005		2004
Net sales:	$ 3,750	100.0%	$ 2,894	100.0%
Cost of sales	2,022	53.9%	1,275	44.1%
Gross Profit	1,728	46.1%	1,619	55.9%

Selling, general and administrative expenses	788	21.0%	859	29.7%
Research and development costs	444	11.8%	457	15.8%
Income from Operations	496	13.2%	303	10.5%

Net interest and other income	47	1.3%	3	0.1%

Provision for Income Taxes	216	5.8%	123	4.3%
Net Income	$ 327	8.7%	$ 183	6.3%

Net Sales.  Consolidated sales increased from $2,894,000 to $3,750,000 ($856,000 or 30%) for the quarter ended December 31, 2005, compared to the quarter ended December 31, 2004.  Medical products continued to increase in total and as a percentage of total sales to 54% from 29% in the same quarter last year.  Shipments to dental customers decreased to 19% of total sales compared to 29% for the same quarter in the prior year as a one time $245,000 credit for the Intraflow product was realized at the completion of the Intravantage asset acquisition, reversing sales from last fiscal year as the product was returned as a condition of the acquisition.  Sales to factory automation and industrial customers decreased to 20% from 29% for the same quarter in the prior year as shipments of legacy motion control devices were reduced.  Although selective price increases and decreases were implemented in response to market conditions, the majority of the sales growth and declines for each product line is due primarily to changes in sales volume, not the effect of price changes.

Gross Profit and Gross Profit Percentage of Sales.  Our consolidated gross profit for the quarter ended December 31, 2005 increased 7% over the same quarter in the previous year consistent with the increase in sales.  Gross profit as a percentage of sales decreased to 46.1% for the quarter ended December 31, 2005 compared to 55.9% for the quarter ended December 31, 2004, reflecting the sales product mix changes away from factory automation products as well as vendor supplied component rework costs of $151,000 associated with a product introduced in the last fiscal year.  Included in the $151,000 is an increase in our warranty costs of $43,000 for estimated rework costs.  Gross profit and gross profit percentage were as follows:

	Three Months Ended December 31,		Increase/
	2005	2004	(Decrease)
Gross Profit	$1,728,000	$1,619,000	6.7%
Gross Profit Percentage	46.1%	55.9%	-17.6%

Selling, General and Administrative Costs (S, G&A).  S, G & A expenses decreased to $788,000 for the quarter ended December 31, 2005 from $859,000 for the quarter ended December 31, 2004.  The decrease is due to reductions in legal and staffing expenses by $40,000 and $23,000 respectively.  S, G & A costs were as follows:

	Three Months Ended December 31,
	2005	2004	(Decrease)
Selling	$ 254,000	$ 278,000	-9%
General and administrative	$ 534,000	$ 581,000	-8%
Total S, G&A	$ 788,000	$ 859,000	-8%

Research and Development Costs.  Company-funded research and development expenses decreased to $444,000 for the quarter ended December 31, 2005 from $457,000 for the quarter ended December 31, 2004.  The decrease in Company-funded research and development costs is due to reduced personnel expenses.  Company-funded research and development costs were as follows:

	Three Months Ended December 31,
	2005	2004	(Decrease)
Research and Development costs	$ 444,000	$ 457,000	-3%

Company-funded research and development supports the development of generic rotary drive and motion control platforms.  We then seek customer-funded projects to customize these platforms to specific customer requirements.  Company-funded research and development projects are generally expected to convert to customer-funded projects within six to eighteen months.  Company funded project costs are expensed as incurred.  In the three months ended December 31, 2005, $444,000 was expensed; a decrease of $13,000 from the $457,000 expensed in the three months ended December 31, 2004.

For customer-funded development projects, costs are capitalized and recognized as a cost of sales when specific deliverables within the development contracts are produced, matching the costs to the revenue. In the three months ended December 31, 2005, $16,000 was recognized as cost of sales, compared to $6,000 recognized as cost of sales in the three months ended December 31, 2004, reflecting an increase in costs associated with the development fees billable during the quarter.

Customer-funded research and development provided $29,000 in revenue in the three months ended December 31, 2005, and $103,000 in revenue in the three months ended December 31, 2004, reflecting the fluctuations in the timing of prototypes and other related deliverables.  The results of customer-funded development work are intended to provide long-term exclusive manufacturing agreements and provide the customer with the retention of the intellectual property developed.  The identity of the customer is generally protected by a non-disclosure agreement.

Operating Profit and Operating Profit Percentage of Sales.  Our consolidated operating profit for the quarter ended December 31, 2005 increased to $496,000 compared to operating profit of $303,000 for the same quarter in the previous year.  The increase was due to the reduced operating expenses and increased level of sales.  Consequently, operating profit as a percentage of sales increased to 13.2% for the quarter ended December 31, 2005 compared to 10.5% for the quarter ended December 31, 2004.  Operating profit and margin were as follows:

	Three Months Ended December 31,
	2005	2004	Increase
Operating Profit	$496,000	$303,000	64%
Operating Profit Percentage	13.2%	10.5%	26%

Royalties and Other Income.  The Company recognized $26,000 in royalty income in the three months ended December 31, 2005, compared to none in the prior year's second fiscal quarter.

Interest.  Interest income was $21,000 in the quarter ended December 31, 2005, compared to a $2,000 expense in the prior year's quarter due to the maintenance of Company's positive cash balance and debt-free status in the current period.

Provision for Taxes. Our estimated effective combined federal and state tax rate on income from operations for the quarter ended December 31, 2005 was 40%, unchanged from the quarter ended December 31, 2004.

Net Income.  Our net income for the three months ended December 31, 2005 was $315,000 or $0.03 per share on a basic and diluted basis, as compared to a net income of $183,000 or $0.02 per share on a basic and diluted basis for the three months ended December 31, 2004.

For the Six-Month periods ended December 31, 2005 and 2004

            The following table sets forth for the periods indicated the percentage of net revenues represented by each item in our Consolidated Statements of Income.

(In Thousands)	Six Months Ended December 31,
	2005		2004
Net sales:	$ 7,514	100.0%	$ 6,226	100.0%
Cost of sales	4,094	54.5%	2,747	44.1%
Gross Profit	3,420	45.5%	3,479	55.9%

Selling, general and administrative expenses	1,629	21.7%	1,602	25.7%
Research and development costs	886	11.8%	876	14.1%
Income from Operations	905	12.0%	1,001	16.1%

Net interest and other income	73	1.0%	76	1.2%

Provision for Income Taxes	389	5.2%	431	6.9%
Net Income	$ 589	7.8%	$ 646	10.4%

Net Sales.  Consolidated sales increased from $6,226,000 to $7,514,000 ($1,288,000 or 21%) for the six months ended December 31, 2005, compared to the six months ended December 31, 2004.  Medical products continued to increase in total and as a percentage of total sales to 49% from 31% in the same period last year.  Shipments to dental customers decreased to 24% of total sales compared to 26% for the same period in the prior year as a one time $245,000 credit for the Intraflow product was realized at the completion of the Intravantage asset acquisition, reversing sales from last fiscal year as the product was returned as a condition of the acquisition.  Sales to factory automation and industrial customers decreased to 20% from 31% for the same period in the prior year as shipments of legacy motion control devices were reduced.  Although selective price increases and decreases were implemented in response to market conditions, the majority of the sales growth and declines for each product line is due primarily to changes in sales volume, not the effect of price changes.

Gross Profit and Gross Profit Percentage of Sales.  Our consolidated gross profit for the six months ended December 31, 2005 decreased 2% over the same period in the previous year reflecting a reduced level of higher margin industrial product sales.  Gross profit as a percentage of sales decreased to 45.5% for the six months ended December 31, 2005 compared to 55.9% for the six months ended December 31, 2004, again reflecting the sales product mix changes away from industrial products towards medical products. We had $172,000 in vendor supplied component rework costs associated with a product introduced in the last fiscal year.  Included in the $172,000 is an increase in our warranty costs of $43,000 for estimated future rework costs.  Gross profit and gross profit percentage were as follows:

	Six Months Ended December 31,		Increase/
	2005	2004	(Decrease)
Gross Profit	$3,420,000	$3,479,000	-1.7%
Gross Profit Percentage	45.5%	55.9%	-18.5%

Selling, General and Administrative Costs (S, G&A).  S, G & A expenses increased to $1,629,000 for the six months ended December 31, 2005 from $1,602,000 for the six months ended December 31, 2004.  The increase is due to higher expenditures in advertising and consulting, primarily related to the Intraflow product relaunch, by $18,000 and $14,000 respectively.  S, G & A costs were as follows:

	Six Months Ended December 31,
	2005	2004	Increase
Selling	$ 509,000	$ 477,000	7%
General and administrative	$ 1,120,000	$ 1,125,000	0%
Total S, G&A	$ 1,629,000	$ 1,602,000	2%

Research and Development Costs.  Company-funded research and development expenses increased to $886,000 for the months ended December 31, 2005 from $876,000 for the months ended December 31, 2004.  The increase in Company-funded research and development costs is due to higher travel expenses.  Company-funded research and development costs were as follows:

	Six Months Ended December 31,
	2005	2004	Increase
Research and Development costs	$ 886,000	$ 876,000	1%

Customer-funded research and development provided $48,000 and $252,000 in revenue in the six months ended December 31, 2005 and December 31, 2004, respectively reflecting the fluctuations in the timing of prototypes and other related deliverables.  In the six months ended December 31, 2005, $21,000 was recognized as cost of sales, and $43,000 was recognized as cost of sales in the six months ended December 31, 2004.

Operating Profit and Operating Profit Percentage of Sales.  Our consolidated operating profit for the six months ended December 31, 2005 decreased to $885,000 compared to operating profit of $1,001,000 for the same six months in the previous year.  The decrease was due to the less profitable product sales mix given the decreased industrial product sales levels and increased operating expenses.  Consequently, operating profit as a percentage of sales decreased to 11.8% for the six months ended December 31, 2005 compared to 16.1% for the six months ended December 31, 2004.  Operating profit and margin were as follows:

	Six Months Ended December 31,
	2005	2004	(Decrease)
Operating Profit	$885,000	$1,001,000	-12%
Operating Profit Percentage	11.8%	16.1%	-27%

Royalties and Other Income.  We received $37,000 in royalty payments in the six months ended December 31, 2005, compared to $40,000 in royalty payments in the six months ended December 31, 2004.

Net Interest Expense.  Net interest income was $43,000 in the six months ended December 31, 2005, compared to a $9,000 expense in the prior year's same six month period due to the maintenance of Company's positive cash balance and debt-free status in the current period

Provision for Taxes. Our estimated effective combined federal and state tax rate on income from operations for the six months ended December 31, 2005 was 40%, unchanged from the six months ended December 31, 2004..

Net Income.  Our net income for the six months ended December 31, 2005 was $577,000 or $0.06 per share on a basic and diluted basis, as compared to a net income of $646,000 or $0.07 per share on a basic and diluted basis for the six months ended December 31, 2004.

Liquidity and Capital Resources

The following table presents selected financial information for the comparative dates last year and the year ended June 30, 2005:

	As of December 31,		As of
	2005	2004	June 30, 2005
Cash and cash equivalents	$2,177,000	$2,544,000	$2,584,000
Working Capital¹	$7,659,000	$6,661,000	$8,288,000
Credit Line outstanding balance	$0	$0	$0
Tangible book value/common share²	$0.97	$0.95	$1.10
Number of days of sales outstanding (DSO)
in accounts receivable at end of quarter³	64	50	75

	Six Months Ended December 31,		Year Ending
	2005	2004	June 30, 2005
Net cash provided by operations	$952,000	$486,000	$557,000

1 Working Capital is calculated as follows:  ending current assets balance less ending current liabilities balance.

2 Tangible book value/common share is calculated as follows: (Total shareholders' equity less Goodwill less intangibles - patents) divided by (basic weighted average outstanding shares for the most recent quarter).

3 DSO is calculated as follows: Ending Net Accounts Receivable balance divided by (Previous Quarter Sales divided by 91 days).

Our working capital at December 31, 2005 increased to $7.7 million compared to $6.7 million at December 31, 2004 and decreased from $8.3 million at June 30, 2005.  Sustained profitability contributed to the provision of cash and increased working capital for the year and was offset by the use of cash to fund the Intravantage asset acquisition.

In October 2005, we renewed our credit facility with Wells Fargo Bank N.A. ("Wells Fargo") for borrowings up to $2,000,000.  Its terms require monthly interest payments at either the prime rate of interest (7.25% at December 31, 2005); or LIBOR plus 2.50% (6.90% (one month) to 7.04% (three months) at December 31, 2005), at management's discretion, based on outstanding borrowings with no minimum interest charge.  The outstanding borrowings are secured by all assets of and guaranteed by the Company.  There was no outstanding balance under the terms of this credit facility as of December 31, 2005.  The total eligible borrowing capacity at December 31, 2005 was $2,000,000.

There are certain financial and non-financial covenants that we must meet to be in compliance with the terms of the October 2005 Wells Fargo credit facility.  At December 31, 2005, we were in compliance with all such covenants.

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

At December 31, 2005, we had cash and cash equivalents of $2,177,000.  We believe that our cash and cash equivalents on hand, together with cash flows from operations, if any, and amounts available under the credit facilities will be sufficient to meet our working capital and capital expenditure requirements for the next twelve months.

SUBSEQUENT EVENTS

 On January 5, 2006, we entered into an Asset Purchase Agreement with Astromec, Inc., a Nevada corporation ("Astromec"), whereby the Company's wholly owned subsidiary, Pro-Dex Astromec purchased from Astromec substantially all of Astromec's assets.  The purchase price for the assets comprised of the following consideration:

  $2,600,000 in cash paid to Astromec on January 5, 2006;

  $100,000 to be paid at the end of a six month period, subject to adjustments based on the asset values presented in Astromec's audited closing balance sheet; and

  Assumption of operating liabilities of approximately $300,000.

On January 4, 2006, the credit facility with Wells Fargo was amended to allow for a $1,000,000 four year term loan in addition to the $2,000,000 line of credit.  The term loan and is fully amortizing and requires monthly principal and interest payments at either the prime rate of interest (7.25% at December 31, 2005); or LIBOR plus 2.50% (6.90% (one month) to 7.04% (three months) at December 31, 2005), at management's discretion, based on the outstanding balance.  The outstanding borrowings are secured by all assets of and guaranteed by the Company.  Pro-Dex used the full proceeds of the term loan to finance the Astromec asset purchase.

On January 3, 2006, we entered into a purchase and sale agreement with M. D. Glover, Inc. including the establishment of an escrow to purchase the land and building for the property located at 2950 Arrowhead Drive, Carson City, Nevada.  M. D. Glover, Inc. is owned by Mr. Glover, a substantioal owner of Astromec.  This property has been the operating location for Astromec for the last fifteen years.  The purchase price for the land and building is $2,200,000 to be paid at closing of escrow, which is expected to take place by the end of April, 2006.  This purchase price is expected to be financed with a combination of a mortgage and available cash on hand.  Until the close of escrow, Pro-Dex Astromec will lease the property from M. D. Glover, Inc.

Recent Accounting Pronouncements

We are subject to the revised requirements of the Statement of Financial Accounting Standards ("SFAS") No. 123R "Accounting for Stock-Based Compensation" as revised in December 2004.  This standard establishes the accounting standards for share-based compensation, and will apply to us in the recognition of the cost of share-based awards based on the grant-date fair value of those awards.  As a small business issuer, the statement is effective for us at the beginning of the first fiscal year that begins after December 15, 2005. Upon adoption of SFAS 123(R), all stock option awards will be recognized as compensation expense in the income statement, typically over any related vesting period.  We will be required to adopt SFAS 123(R) in the first quarter of fiscal year 2007.  We believe the impact of adopting SFAS 123(R) will be similar to the pro-forma disclosure impact presented.

Item 3. Controls and Procedures

 The Chief Executive Officer and Chief Financial Officer (the principal executive officer and principal financial officer, respectively) conducted an evaluation of the design and operation of our "disclosure controls and procedures" (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")).  Based on that evaluation for the quarter ended December 31, 2005, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by use in the reports filed or submitted by us under the Exchange Act is accumulated, recorded, processed, summarized and reported to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, and to allow timely decisions regarding whether or not disclosure is required.

During the quarter ended December 31, 2005, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting, except that subsequent to the ending of our second quarter of fiscal 2005, we improved the information and financial controls by consolidating our accounting and Enterprise Resource Planning system to a unified platform. This allowed us to eliminate two of the previous three accounting systems which we operated.  As the systems were consolidated, many of the operating procedures and information processing steps were streamlined, reducing the opportunity for error and increasing the Company's information processing efficiency.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings
The Company is a party to various legal proceedings incidental to its business, none of which are considered by the Company to be material at this time.
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3.	Defaults Upon Senior Securities.
None.
Item 4.	Submissions of Matters to a Vote of Securities Holders.

On December 1, 2005, the Company held its 2005 Annual Shareholders Meeting. At the Meeting the Company's shareholders (i) elected Valerio L. Giannini and Patrick L. Johnson as Class II directors; and (ii) ratified the appointment of Moss Adams, LLP as the Company's independent auditors for the fiscal year ending June 30, 2006.

Mr. Giannini received the following votes: For 8,501,092; and Withhold 70,085.  Mr. Johnson received the following votes: For 6,764,451; and Withhold 1,806,726.  The proposal to ratify the appointment of Moss Adams, LLP received the following votes: For 8,556,742; Against 9,800; and Abstain/Broker Non-Votes 4,635.

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

Date: February 14, 2006 PRO-DEX INC.	Date: February 14, 2006 PRO-DEX INC.
By: / s / Patrick Johnson	By: / s / Jeffrey J. Ritchey

Patrick Johnson	Jeffrey J. Ritchey
Chief Executive Officer	Secretary and Chief Financial Officer (Principal Financial and Accounting Officer)

End of Filing