Form 10QSB
period 2006-03-31
PRO DEX INC
filed 2006-05-22
CIK 788920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2006

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

Issuer's telephone number: 714-241-4411

Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.    Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:  9,539,792 shares of Common Stock, no par value, as of May12, 2006.

Transitional Small Business Disclosure Format:        Yes [  ] No [X]

Item 1.      Financial Statements

PRO-DEX, INC. and SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2006 (unaudited)	June 30,2005
ASSETS
Current assets:
Cash and cash equivalents	$409,000	$2,584,000
Accounts receivable, net of allowance for doubtful
accounts of $40,000 at March 31 and $100,000 at June 30	2,899,000	3,521,000
Inventories, net	4,603,000	3,145,000
Prepaid expenses	173,000	66,000
Income tax receivable	-	96,000
Deferred income taxes	771,000	519,000
Total current assets	8,855,000	9,931,000

Property, Plant, equipment and leasehold improvements, net	3,702,000	1,156,000
Other assets:
Goodwill	2,892,000	1,110,000
Intangibles - Patents, net	1,441,000	-
Deferred income taxes	392,000	541,000
Other	36,000	18,000
Total other assets	4,761,000	1,669,000

Total assets	$17,318,000	$12,756,000

 See notes to unaudited consolidated financial statements.

PRO-DEX, INC. and SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (con't)

	March 31, 2006 (unaudited)	June 30,2005
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Line of credit	$1,000,000	$-
Accounts payable	851,000	1,158,000
Accrued expenses	701,000	472,000
Income taxes payable	-	13,000
Current portion of term note	250,000	-
Current portion of real estate loan	26,000	-
Current portion of "patent" deferred payable	71,000	-
Total current liabilities	2,899,000	1,643,000

Long-term liabilities:
Real estate loan payable	1,624,000	-
Term note	709,000	-
Patent deferred payable	245,000	-
Total long-term liabilities	2,578,000	-

Total liabilities	5,477,000	1,643,000

Commitments and contingencies
Shareholders' equity:
Common shares; no par value; 50,000,000 shares authorized;
9,539,792 shares issued and outstanding March 31,
9,449,396 shares issued and outstanding June 30.	16,065,000	15,933,000
Accumulated deficit	(4,224,000)	(4,820,000)

Total shareholders' equity	11,841,000	11,113,000

Total liabilities and shareholders' equity	$17,318,000	$12,756,000

  See notes to unaudited consolidated financial statements.

PRO-DEX, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Three months ended March 31 (unaudited)

	2006	2005

Net sales	$4,214,000	$3,241,000

Cost of sales	2,759,000	1,598,000
Gross profit	1,455,000	1,643,000

Operating expenses:
Selling	317,000	249,000
General and administrative	564,000	586,000
Research and development	566,000	467,000
Total operating expenses	1,447,000	1,302,000

Income from operations	8,000	341,000

Other income (expense):
Other income, net	-	6,000
Royalty income	5,000	12,000
Interest (expense)	(13,000)	-
Total	(8,000)	18,000

Income before provision for income taxes	-	359,000

(Benefit) provision for income taxes	(6,000)	84,000
Net income	$6,000	$275,000

Net Income per share:
Basic	$0.00	$0.03
Diluted	$0.00	$0.03

Weighted average shares outstanding - basic	9,523,212	9,163,900
Weighted average shares outstanding - diluted	9,998,691	9,615,127

See notes to unaudited consolidated financial statements.

PRO-DEX, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Nine months ended March 31 (unaudited)

	2006	2005

Net sales	$11,728,000	$9,466,000

Cost of sales	6,854,000	4,344,000
Gross profit	4,874,000	5,122,000

Operating expenses:
Selling	827,000	726,000
General and administrative	1,684,000	1,711,000
Research and development	1,451,000	1,343,000
Total operating expenses	3,962,000	3,780,000

Income from operations	912,000	1,342,000

Other income (expense):
Other income (expense), net	(7,000)	47,000
Royalty income	42,000	56,000
Interest income (expense )	31,000	(9,000)
Total	66,000	94,000

Income before provision for income taxes	978,000	1,436,000

Provision for income taxes	382,000	515,000
Net income	$596,000	$921,000

Net Income per share:
Basic	$0.06	$0.10
Diluted	$0.06	$0.10

Weighted average shares outstanding - basic	9,490,317	9,006,073
Weighted average shares outstanding - diluted	10,020,766	9,434,431

See notes to unaudited consolidated financial statements.

PRO-DEX, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine months ended March (unaudited)

	2006	2005
Cash Flows from Operating Activities:
Net Income	$596,000	$921,000
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	302,000	176,000
Loss on disposal	7,000	-
(Recovery of) Provision for doubtful accounts	(60,000)	5,000
Reserve for obsolete inventory	267,000	37,000
Stock based compensation	-	19,000
Deferred taxes	(103,000)	-
Changes in:
(Increase) Decrease in accounts receivable	683,000	(200,000)
(Increase) in inventories	(1,724,000)	(447,000)
(Increase) in prepaid expenses	(107,000)	(94,000)
(Increase) in other assets	(19,000)	(32,000)
(Decrease) in accounts payable and accrued expenses	(79,000)	(120,000)
Increase (Decrease) in income taxes payable	83,000	(154,000)
Net Cash (used in) provided by Operating Activities	(154,000)	111,000

Cash Flows From Investing Activities:
Acquisition of Astromec, net of assets acquired	(2,359,000)	-
Proceeds from equipment sale	1,000	-
Purchase of equipment and leasehold improvements	(588,000)	(156,000)
Purchase of Intangible Assets - Patents related to Interflow	(1,165,000)	-

Net Cash (used in) Investing Activities	(4,111,000)	(156,000)

Cash Flows from Financing Activities:
Principal payments on long-term shareholder borrowings	-	(145,000)
Borrowing on Line of Credit	1,000,000	-
Borrowing on Term Note	1,000,000	-
Principal payment on Term Note	(42,000)	-
Proceeds from option and warrant exercise	132,000	379,000

Net Cash provided by Financing Activities	2,090,000	234,000

Net (decrease) increase in Cash and Cash Equivalents	(2,175,000)	189,000
Cash and Cash Equivalents, beginning of period	2,584,000	2,070,000

Cash and Cash Equivalents, end of period	$409,000	$2,259,000

Supplemental Information
Cash payments for interest	$18,000	$9,000

Cash payments for income taxes	$385,000	$668,000

Non-Cash Disclosure of Investing and Financing Activities
Long term payable incurred in acquisition of intangible assets	$316,000	$-
Acquisition of building and land - Real Estate Loan	$1,650,000	$-
Intravantage Deferred Payable	$317,000	$-

See notes to unaudited consolidated financial statements.

PRO-DEX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.         BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Pro-Dex, Inc. ("we", "us", "our", "Pro-Dex" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These consolidated financial statements should be read in conjunction with the audited financial statements presented in our Annual Report for the fiscal year ended June 30, 2005.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results of operations for such interim periods are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2005.

NOTE 2.         INVENTORIES

       Inventories are stated at the lower of cost (the first-in, first-out method) or market and consist of the following:

	March 31, 2006	June 30, 2005
	(unaudited)	(audited)
Raw Materials	$2,147,000	$1,421,000
Work in process	652,000	409,000
Development costs under contract	273,000	132,000
Finished goods	2,088,000	1,473,000
Total	$5,160,000	$3,435,000
Reserve for slow moving items	(557,000)	(290,000)
Total inventories, net	$4,603,000	$3,145,000

NOTE 3.         GOODWILL

We account for goodwill in accordance with SFAS No. 142 "Goodwill and Other Intangible Assets."  SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142.

In accordance with the requirements of SFAS No. 142, we performed impairment tests and recorded no impairment charges in fiscal years ended June 30, 2004 or 2005.  We prepare our annual impairment testing on April 1 of each year.  Management determined that there were no events or circumstances which have occurred that would indicate an impairment of the goodwill during the three and nine-month periods ended March 31, 2006.

NOTE 4.         WARRANTY

The warranty accrual is based on historical costs of warranty repairs and expected future identifiable warranty expenses.  We have had extraordinary warranty expenses in this fiscal year dealing with products introduced in the last fiscal year.  As of March 31, 2006 we carried a $275,000 warranty accrual for future warranty expenses related to the products for which we have had recent high expense levels.  Warranty expenses are reflected in the financial statements as Cost of Sales ("COS").  The warranty accrual and expenses for the three and nine month periods ending March 31, 2006 and March 31, 2005 are presented below:

	Three Months Ended March 31,
	2006	2005
Beginning Balance (January 1)	$85,000	$40,000
Accrual used	$(45,000)	$-
Additional accrual	$235,000	$-
Ending Warranty Accrual Balance	$275,000	$40,000

Direct Warranty Expense	$124,000	$33,000
Additional accrual	$235,000	$-
Three month warranty expense	$359,000	$33,000

	Nine Months Ended March 31,
	2006	2005
Beginning Balance (July 1, 05 and 04)	$40,000	$40,000
Additional accrual	$235,000	$-
Ending Warranty Accrual Balance	$275,000	$40,000

Direct Warranty Expense	$316,000	$65,000
Additional accrual	$235,000	$-
Nine month warranty expense	$551,000	$65,000

 NOTE 5.         NET INCOME PER SHARE

            The following table reconciles the weighted average shares outstanding for basic and diluted net income per share for the periods indicated (unaudited).

	Three Months Ended March 31,
	2006	2005
Net income	$6,000	$275,000
Basic net income per common share:
Weighted average number of common shares outstanding	9,523,212	9,163,900
Basic net income per common share	$0.00	$0.03

Diluted net income per share:
Weighted average of common shares outstanding	9,523,212	9,163,900
Effect of potentially dilutive securities (options)	444,891	370,351
Effect of potentially dilutive securities (warrants)	30,588	80,876
Weighted average number of common shares -
Diluted	9,998,691	9,615,127
Diluted net income per common share	$0.00	$0.03

	Nine Months Ended March 31,
	2006	2005
Net income	$596,000	$921,000
Basic net income per common share:
Weighted average number of common shares outstanding	9,490,317	9,006,073
Basic net income per common share	$0.06	$0.10

Diluted net income per share:
Weighted average of common shares outstanding	9,490,317	9,006,073
Effect of potentially dilutive securities (options)	496,673	352,032
Effect of potentially dilutive securities (warrants)	33,776	76,326
Weighted average number of common shares -
Diluted	10,020,766	9,434,431
Diluted net income per common share	$0.06	$0.10

NOTE 6.         CREDIT FACILITIES

In October 2005, we renewed our credit facility with Wells Fargo Bank N.A. ("Wells Fargo") for borrowings up to $2,000,000.  Its terms require monthly interest payments at either the prime rate of interest (7.75% at March 31, 2006), or LIBOR plus 2.50% (7.33% (one month) to 7.50% (three months) at March 31, 2006), at our discretion, based on outstanding borrowings with no minimum interest charge.  The outstanding borrowings are secured by all assets of the Company.  There was $1,000,000 outstanding balance under the terms of this credit facility as of March 31, 2006.  The total eligible borrowing capacity at March 31, 2006 was $1,000,000.

In January 2006, we extended the credit facility and entered into a 4 year term note with Wells Fargo for $1,000,000.  Its terms require monthly interest payments at either the prime rate of interest (7.75% at March 31, 2006), or LIBOR plus 2.50% at various maturities ranging from one month at 7.33% to three months at 7.50% at March 31, 2006, at our discretion, based on outstanding borrowings.  The principal payments on the note are $20,833 per month.  The outstanding borrowings are secured by all assets of the Company.  There was $958,333 outstanding balance under the terms of this term note as of March 31, 2006.

In March 2006, we entered into a 10 year mortgage with Union Bank of California for $1,650,000.  Its terms require monthly interest payments at a fixed rate of 6.73% based on outstanding borrowings.  The principal payments on the mortgage note are based on a 25 year amortization of the note and are $11,379 per month beginning May 1, 2006.  The outstanding borrowings are secured by our Carson City land and building.  There was $1,650,000 outstanding balance under the terms of this mortgage as of March 31, 2006.

There are certain financial and non-financial covenants that we must meet to be in compliance with the terms of the October 2005 Wells Fargo credit facility, as amended, and the Union Bank mortgage.  At March 31, 2006, Management believes that the Company was in compliance with all such covenants.

NOTE 7.         INCOME TAXES

Deferred income taxes are provided on a liability method whereby deferred tax assets and liabilities are recognized for temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.  We have tax credit carry forwards totaling $191,000 for state tax purposes that do not expire and can be carried forward indefinitely until fully utilized.

            Significant management judgment is required in determining our provision for income taxes and the recoverability of our deferred tax asset.  Such determination is based on our estimates of future taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable.  In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to establish a valuation allowance which could result in a tax provision up to the carrying value of our deferred tax assets.

NOTE 8.         STOCK OPTIONS

During the quarter ended March 31, 2006, the Company granted 50,000 Common Stock Options under our Employee's Plan exercisable at an average per share price of $2.55 (fair market value $0.97 per option) and no Common Stock Options under our Director's Plan.

The fair market value of each grant is estimated at the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions: no dividend rate for all years; price volatility of 35%, risk-free interest rate of approximately 4.32%; and expected lives of five years.  We are required to adopt FAS 123(R) next fiscal year.  The effect on the income in the statement of operations is expected to be similar to that presented below.

		Three Months Ended March 31,
		2006	2005
Net income as reported:		$6,000	$275,000
	Add stock-based employee
	compensation expense included
	in reported net income, net of
	related tax effects	-	-
	(Deduct) total stock-based
	employee and director
	compensation expense
	determined under fair value
	based method for all awards,
	net of related tax effects	(14,000)	(22,000)
Pro-forma net income:		$(8,000)	$253,000
Basic earnings per share	As reported	$0.00	$0.03
	Pro-forma	$(0.00)	$0.03
Diluted earnings per share:	As reported	$0.00	$0.03
	Pro-forma	$(0.00)	$0.03

		Nine Months Ended March 31,
		2006	2005
Net income as reported:		$596,000	$921,000
	Add stock-based employee
	compensation expense included
	in reported net income, net of
	related tax effects	-	-
	(Deduct) total stock-based
	employee and director
	compensation expense
	determined under fair value
	based method for all awards,
	net of related tax effects	(43,000)	(76,000)
Pro-forma net income:		$553,000	$845,000
Basic earnings per share	As reported	$0.06	$0.10
	Pro-forma	$0.06	$0.09
Diluted earnings per share:	As reported	$0.06	$0.10
	Pro-forma	$0.06	$0.09

NOTE 9.         MAJOR CUSTOMERS

The Company had two major customers (defined as a customer that represents greater than 10% of the Company's total revenues) in the nine months ended March 31, 2006 and 2005.  Net sales to these customers during the nine months ended March 31, 2006 amounted to $2,909,000 and $1,505,000, respectively.  Net sales to these customers during the three months ended March 31, 2006 amounted to $469,000 and $594,000, respectively.  At March 31, 2006, the accounts receivable included balances of $575,000 and $16,000 respectively due from these two customers.  Net sales to these customers during the nine months ended March 31, 2006 amounted to $1,473,000 and $293,000, respectively.  Net sales to these customers during the three months ended March 31, 2005 amounted to $224,000 and $235,000, respectively At March 31, 2005, the accounts receivable included balances of $146,000 and $205,000 respectively due from these two customers.

NOTE 10.       INTRAVANTAGE ASSET ACQUISITION

On October 31, 2005, we entered into an Asset Purchase Agreement (the "Purchase Agreement") with IntraVantage, Inc., a Delaware corporation ("IntraVantage"), whereby the Company purchased from IntraVantage certain of IntraVantage's assets related to IntraVantage's dental products business, including all of IntraVantage's intellectual property rights (the "Intellectual Property" and, collectively with the other purchased assets, the "Assets").  The purchase price for the Assets consisted of the following:

•   $226,087 in cash paid to IntraVantage on October 31, 2005;

•   $893,271 in cash paid to IntraVantage's bank on October 31, 2005 as full payoff and release of all of IntraVantage's credit obligations with such bank; and

•   $400,000 to IntraVantage in annual installments of $100,000 in cash payable on each of October 31, 2006, 2007, 2008 and 2009.

As further inducement for IntraVantage to enter into the Purchase Agreement,

●          The Company also entered into an Exclusive License Agreement and a Royalty Agreement with IntraVantage in conjunction with the October 31, 2005 closing of the Purchase Agreement.  The Exclusive License Agreement grants to IntraVantage an exclusive, worldwide, irrevocable, royalty-free and perpetual license to use the acquired Intellectual Property in any non-dental related field of use.  The Royalty Agreement requires that the Company pay to IntraVantage certain royalty payments on revenues generated from future sales of products by the Company which fall within the scope of, incorporate, are a modification of or are substantially derived from one or more of the patents included in the Intellectual Property.

●          The Company agreed to terminate a supply agreement between the Company and IntraVantage, along with all amendments thereto. Pursuant to this termination, IntraVantage returned to the Company certain products previously delivered to IntraVantage under the previously executed supply agreement in exchange for the Company issuing to IntraVantage a credit memo of approximately $275,000, equal to the full value of outstanding IntraVantage invoices related to the supply agreement.

NOTE 11.       ASTROMEC ASSET ACQUISITION

 On January 5, 2006, we entered into an Asset Purchase Agreement with Astromec, Inc., a Nevada corporation ("Astromec"), whereby the Company's wholly owned subsidiary, Pro-Dex Astromec purchased from Astromec substantially all of Astromec's assets.  The purchase price for the assets was comprised of the following consideration:

•      $2,600,000 in cash paid to Astromec on January 5, 2006;

•      $100,000 to be paid at the end of a six month period, subject to adjustments based on the asset values presented in Astromec's audited closing balance sheet; and

•      Assumption of operating liabilities of approximately $300,000.

On January 4, 2006, our credit facility with Wells Fargo was amended to allow for a $1,000,000 four year term loan in addition to the existing $2,000,000 line of credit.  The term loan is fully amortizing and requires monthly principal and interest payments at either the prime rate of interest (7.25% at March 31, 2005); or LIBOR plus 2.50% (6.90% (one month) to 7.04% (three months) at March 31, 2005), at our discretion, based on the outstanding balance.  The outstanding borrowings are secured by all assets of the Company.  Pro-Dex used the full proceeds of the term loan toward financing the Astromec asset purchase.

The consolidated Balance sheet, statements of operations and cash flows include the Pro-Dex Astromec operations beginning January 5, 2006.

Unaudited Pro Forma Financial Information.

The accompanying unaudited pro forma condensed consolidated statements of operations for the three and nine month period ended March 31, 2005 are set forth herein to give effect to the acquisition of Astromec as if the acquisition had been consummated as of June 30, 2004.

The unaudited pro forma condensed consolidated statement of operations does not reflect any potential cost savings that may be realized following the acquisition. The pro forma adjustments and assumptions are based on estimates, evaluations and other data currently available and, in our opinion, provide a reasonable basis for the fair presentation of the estimated effects directly attributable to the acquisition and related transactions. The unaudited pro forma condensed consolidated statement of operations is provided for illustrative purposes only and is not necessarily indicative of what the consolidated results of operations or financial position would actually have been had the acquisitions occurred at the dates noted above, nor do they represent a forecast of the consolidated results of operations or financial position for any future period or date.

All information contained herein should be read in conjunction with our annual report on Form 10-KSB for the year ended June 30, 2005, the financial statements and notes thereto of Astromec, Inc. included in Item 9.01(a) of the Company's Form 8-K filed March 20, 2006) and the notes to the unaudited pro forma financial information included herein.  The following unaudited pro forma financial information is included in this report:

PRO-DEX, INC. AND SUBSIDIARIES
Pro Forma Condensed Consolidated Statement of Operations with Astromec for the Three Months Ended March 31, 2005
(in thousands, except per share data)

	Pro-Dex	Astromec	Totals
Sales	$3,241	$696	$3,937

Net (loss) income	$275	$9	$284

Net Income Per Share - Basic	$0.03		$0.03
Net Income Per Share - Diluted	$0.03		$0.03

Shares Outstanding - Basic	9,164		9,164
Shares Outstanding - Diluted	9,615		9,615

PRO-DEX, INC. AND SUBSIDIARIES
Pro Forma Condensed Consolidated Statement of Operations with Astromec for the Nine Months Ended March 31, 2005
(in thousands, except per share data)

	Pro-Dex	Astromec	Totals
Sales	$9,446	$1,961	$11,407

Net income (loss)	$921	$(55)	$866

Net Income Per Share - Basic	$0.10		$0.10
Net Income Per Share - Diluted	$0.10		$0.09

Shares Outstanding - Basic	9,006		9,006
Shares Outstanding - Diluted	9,434		9,434

NOTE 12.       REAL PROPERTY ACQUISITION

On January 3, 2006, the Company entered into escrow with respect to a Purchase and Sale Agreement with M. D. Glover, Inc., whereby the Company purchased 4.4 acres of real property and a 20,000 square foot industrial building and related improvements located in Carson City, Nevada (collectively, the Property) for $2,200,000.

On March 30, 2006, the Company completed its purchase of the property and closed escrow.  The purchase was financed with cash on hand and by a 10 year Promissory Note (the Note) and related Loan Agreement with Union Bank of California (the Bank), whereby the Company borrowed the principal sum of $1,650,000.00 (collectively, the Loan).

The principal balance of the Loan evidenced by the Note bears interest at a fixed rate per annum of 6.73%. Under the terms of the Note, the Loan amortizes as a 25 year obligation due in 10 years with 120 equal monthly payments of $11,379 beginning May 1, 2006. The maximum amount of future payments due under the Note (undiscounted and assuming no prepayment) is $2,653,036.  As of March 31, 2006 we were in compliance with the covenants of the Note.

NOTE 13.       SUBSEQUENT EVENT

On April 12, 2006, the Company accepted the resignation and employment agreement termination of Patrick Johnson, the Company's Chief Executive Officer. Mr. Jeff Ritchey, the Company's Chief Financial Officer, will serve as interim Chief Executive Officer as well as continuing his duties as Chief Financial Officer, Treasurer and Secretary until a successor is named.  Mr. Johnson remains with the Company as its Executive Vice President and Chief Business Development Officer.  He also remains on the Company's Board of Directors. The Board has formed an executive search committee to oversee the search for a successor Chief Executive Officer.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

COMPANY OVERVIEW

The following discussion and analysis provides information that the Company's management believes is relevant to an assessment and understanding of our results of operations and financial condition for each of the three and nine-month periods ended March 31, 2005 and 2006, respectively.  This discussion should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included elsewhere in this Report. This Report contains certain forward-looking statements and information. The cautionary statements included herein should be read as being applicable to all related forward-looking statements wherever they may appear.  Our actual future results could differ materially from those discussed herein.  Our critical accounting policies relate to inventory valuation for slow moving items, impairment of goodwill, and recoverability of deferred income taxes.

Except for the historical information contained herein, the matters discussed in this Quarterly Report on Form 10-QSB, including discussions of our product development plans, business strategies and market factors influencing our results, are forward-looking statements that involve certain risks and uncertainties. Actual results may differ from those anticipated by us as a result of various factors, both foreseen and unforeseen, including, but not limited to, our ability to continue to develop new products and increase systems sales in markets characterized by rapid technological evolution, consolidation within our target marketplace and among our competitors, and competition from larger, better capitalized competitors.  Many other economic, competitive, governmental and technological factors could impact our ability to achieve our goals.  A list of risk factors is contained in our Form 10-KSB for the year ended June 30, 2005 as filed with the Securities and Exchange Commission.  However, additional risks and uncertainties may also impair our business operations including but not limited to those outlined in our prior Securities and Exchange Commission filings.  If any of these or other risks actually occur, our business, financial condition or results of operations will likely suffer.  Any of these or other factors could harm our business and future   results of operations and may cause you to lose all or part of your investment.  Interested persons are urged to review the risks described in our other public disclosures and filings with the Securities and Exchange Commission.

Pro-Dex Inc., with operations in Santa Ana, California, Beaverton, Oregon and Carson City, Nevada, specializes in bringing speed to market in the development and manufacture of technology-based solutions that incorporate embedded motion control, miniature rotary drive systems and fractional horsepower DC motors, serving the medical, dental, semi-conductor, scientific research and aerospace markets. Pro-Dex's products are found in hospitals, dental offices, medical engineering labs, commercial and military aircraft, scientific research facilities and high tech manufacturing operations around the world.

Pro-Dex's principal headquarters are located at 151 E. Columbine Avenue, Santa Ana, California 92707 and our phone number is 714-241-4411.  Our Internet address is www.pro-dex.com.  Our annual reports on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K, amendments to those reports and other Securities and Exchange Commission ("SEC") filings, are available free of charge through our website as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC.  In addition, our Code of Ethics and other corporate governance documents may be found on our website at the Internet address set forth above.  Our filings with the SEC may also be read and copied at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549.  You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.

Description of Business

The majority of our revenue is derived from designing, developing and manufacturing electric, air, and battery powered rotary drive systems for the medical device and dental industries, motion control software and hardware for industrial and scientific applications and fractional horsepower DC motors. The Company distributes its own line of pneumatic and electric dental hand pieces sold under the Micro Motors name utilizing a network of independent sales representatives across North America.  A large part of the revenue growth of the Company has been driven by developing and selling numerous private label rotary drive systems for use in dental, cranial, spinal, arthroscopic and orthopedic surgery.  Other revenue sources include designing and manufacturing miniature pneumatic motors, fractional horsepower DC motors and motion control systems for industrial applications in the automotive, aerospace, apparel and entertainment industries.

 On January 5, 2006, we entered into an Asset Purchase Agreement with Astromec, Inc., a Nevada corporation ("Astromec"), whereby the Company's wholly owned subsidiary, Pro-Dex Astromec purchased from Astromec substantially all of Astromec's assets.  The purchase price for the assets was comprised of the following consideration:

•       $2,600,000 in cash paid to Astromec on January 5, 2006;

•       $100,000 to be paid at the end of a six month period, subject to adjustments based on the asset values presented in Astromec's audited closing balance sheet; and

•       Assumption of operating liabilities of approximately $300,000.

On January 4, 2006, our credit facility with Wells Fargo was amended to allow for a $1,000,000 four year term loan in addition to the existing $2,000,000 line of credit.  The term loan is fully amortizing and requires monthly principal and interest payments at either the prime rate of interest (7.25% at March 31, 2005); or LIBOR plus 2.50% (6.90% (one month) to 7.04% (three months) at March 31, 2005), at our discretion, based on the outstanding balance.  All assets of the Company secure the outstanding borrowings.  Pro-Dex used the full proceeds of the term loan toward financing the Astromec asset purchase.

The consolidated Balance sheet, statements of operations and cash flows include the Pro-Dex Astromec operations beginning January 5, 2006.

All years relating to financial data herein shall refer to fiscal years ending June 30, unless indicated otherwise.

Company-funded research and development supports the development of generic rotary drive and motion control platforms.  We then seek customer-funded projects to customize these platforms to specific customer requirements.  Company-funded research and development projects are generally expected to convert to customer-funded projects within six to eighteen months.  Company funded project costs are expensed as incurred.  In the three months ended March 31, 2006, $566,000 was expensed, an increase of $99,000 from the $467,000 expensed in the three months ended March 31, 2005.  $85,000 of the increase was due to Pro-Dex Astromec, the Company's wholly owned subsidiary, and, the remainder attributable to increased engineering consulting fees for specialty design and validation work.

 Customer-funded research and development provided $10,000 in revenue in the three months ended March 31, 2006, and $285,000 in revenue in the three months ended March 31, 2005, reflecting a decrease in development fees billable during the quarter as engineering efforts were focused on upgrading current products and supporting warranty work.  The results of customer-funded development work are intended to provide long-term exclusive manufacturing agreements and provide the customer with the retention of the intellectual property developed.  The identity of the customer is generally protected by a non-disclosure agreement.

For customer-funded development projects, costs are capitalized and recognized as a cost of sales when specific deliverables within the development contracts are produced, matching the costs to the revenue. In the three months ended March 31, 2006, $27,000 was recognized as cost of sales, compared to $88,000 recognized as cost of sales in the three months ended March 31, 2005, reflecting an decrease in costs associated with the development fees billable during the quarter.

The Company's revenue is derived from five main customer types.  The proportion of Pro-Dex total sales to each customer type is noted in the table below:

	Three Months Ended March 31,		Nine Months Ended March 31,		FY	FY	FY
% of Total Sales	2006	2005	2006	2005	2005	2004	2003
Dental	24%	25%	24%	25%	24%	32%	43%
Medical*	31%	45%	42%	45%	42%	41%	28%
Industrial	19%	23%	19%	23%	26%	18%	19%
Aerospace*	14%	--	5%	--	--	--	--
Government research and other	12%	7%	10%	7%	8%	9%	10%

*Pro-Dex Astromec's sales are primarily to the aerospace and medical markets and became a part of Pro-Dex with the acquisition of substantially all of Astromec's assets in January 2006.

Medical product sales represent the manufacture of products that utilize proprietary designs developed by the Company under exclusive design and supply agreements.  Our dental products are sold to original equipment manufacturers and dental product distributors.  An independent dealer network was engaged in 2003 to market our own branded line of dental products now including Intraflow in a more effective manner.  We also design and manufacture embedded multi-axis motion controllers used to regulate the motion of servo and stepper motors, predominantly for the factory automation and medical analysis equipment industries.  The controllers support the platforms for PCI, VME, ISA, and cPCI busses as well as stand-alone requirements.  In addition, we make and sell pneumatic motors for industrial applications that are marketed directly to end-users and through industrial supply distributors.  We added significant sales to the aerospace market with the purchase of the Astromec business and establishing Pro-Dex Astromec in January 2006.  These products include highly reliable fractional horsepower DC motors designed for harsh environments.  .

The Company holds many independently verified certifications for maintaining quality processes and products, including ISO 13485:2003, and Medical Device Directive 93\42\EEC Annex II company.

At March 31, 2006, we had a backlog, including orders for delivery beyond 60 days, of $10.7 million compared with a backlog of $8.3 million at March 31, 2005 and $7.9 million at June 30, 2005.  We expect to ship our backlog in the remainder of fiscal year 2006 and in fiscal year 2007.  The increased backlog compared to March 31, 2005 is due to an increase in the number and size of new purchase orders in the last twelve months from new and existing customers and the addition of the Pro-Dex Astromec backlog of $1.9 million.  We do not typically experience seasonal fluctuations in our new order bookings, but may experience variability in our new order bookings due to the timing of major new product launches.  Similarly, we do not typically experience seasonal fluctuations in our shipments and revenues.

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

CRITICAL ACCOUNTING ESTIMATES AND JUDGMENTS

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (GAAP).  The preparation of our financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures.  We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates.  The significant accounting policies that are believed to be the most critical to fully understanding and evaluating the reported financial results include revenue recognition, warranty reserve, inventory valuations for slow moving items, impairment of goodwill, and the recovery of deferred income tax assets.

We recognize sales and associated cost of sale, upon shipment, FOB origin.  There have been minimal returns, so no reserve for product returns has been established.

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

The majority of our products have a twelve month warranty.  We determine our warranty reserve based on considering the historical costs to repair warranty eligible products and by estimating the number and type of products that may be eligible for warranty return and repair.

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

RESULTS OF OPERATIONS

For the Three-Month periods ended March 31, 2006 and 2005

            The following table sets forth for the periods indicated the percentage of net revenues represented by each item in our Consolidated Statements of Income.

(In Thousands)	Three Months Ended March 31,
	2006		2005
Net sales:	$4,214	100.0%	$3,241	100.0%
Cost of sales	2,759	65.5%	1,598	49.3%
Gross Profit	1,455	34.5%	1,643	50.7%

Selling, general and administrative expenses	881	20.9%	835	25.8%
Research and development costs	566	13.4%	467	14.4%
Income from Operations	8	0.2%	341	10.5%

Net interest and other income	(8)	(0.2	18	0.6%

Provision for Income Taxes	(6)	-0.1%	84	2.6%
Net Income	$6	0.1%	$275	8.5%

Net Sales.  Consolidated sales increased 30% from $3,241,000 to $4,214,000 for the quarter ended March 31, 2006, compared to the quarter ended March 31, 2005.  The Pro-Dex Astromec acquisition added $818,000 of the sales increase.  Medical products decreased in total and as a percentage of total sales to 31% from 45% in the same quarter last year.  Shipments to dental customers increased by 25% due to higher sales in both the legacy dental products and the recently introduced Intraflow products.  Sales to industrial customers decreased to 19% from 23% for the same quarter in the prior year as increased shipments of legacy motion control devices were offset by decreases in industrial motor sales.  Electric motor sales to the aerospace industry were 14% of sales, the first quarter as a part our product offering.  Although selective price increases and decreases were implemented in response to market conditions, the majority of the sales growth and declines for each product line is due primarily to changes in sales volume, not the effect of price changes.

Gross Profit and Gross Profit Percentage of Sales.  Our consolidated gross profit for the quarter ended March 31, 2006 decreased 3% over the same quarter in the previous year as a material level of excess product warranty costs were incurred and were coupled with a corresponding reduction in overall manufacturing efficiencies.  The Pro-Dex Astromec acquisition accounted for $221,000 of the gross profit.  Gross profit as a percentage of sales decreased to 37.9% for the quarter ended March 31, 2006 compared to 50.7% for the quarter ended March 31, 2005, as $202,000 of excess rework and warranty costs associated with products introduced in the last fiscal year were incurred.  Included in the $202,000 is an increase in our warranty costs of $234,000 for estimated future warranty costs.  Gross profit and gross profit percentage were as follows:

	Three Months Ended March 31,
	2006	2005	(Decrease)
Gross Profit	$1,455,000	$1,643,000	-11.4%
Gross Profit Percentage	34.5%	50.7%	-31.9%

Selling, General and Administrative Costs (S, G&A).  S, G & A expenses increased to $881,000 for the quarter ended March 31, 2006 from $835,000 for the quarter ended March 31, 2005. The Pro-Dex Astromec acquisition accounted for $90,000 of the increase that was partially offset by reductions in staffing expenses by $106,000.  The increase in sales and marketing expense is due to expenses associated with the Interflow product.  S, G & A costs were as follows:

	Three Months Ended March 31,		Increase/
	2006	2005	(Decrease)
Selling	$317,000	$249,000	27%
General and administrative	$564,000	$586,000	-4%
Total S, G&A	$881,000	$835,000	6%

Research and Development Costs.  Company-funded research and development expenses increased to $566,000 for the quarter ended March 31, 2006 from $467,000 for the quarter ended March 31, 2005.  The Pro-Dex Astromec acquisition accounted for $85,000 of the $99,000 increase in research and development costs the remainder was attributable to increased consulting fees for specialty design and validation work.  Company-funded research and development costs were as follows:

	Three Months Ended March 31,
	2006	2005	Increase
Research and Development costs	$566,000	$467,000	21%

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

Customer-funded research and development provided $10,000 in revenue in the three months ended March 31, 2006, and $285,000 in revenue in the three months ended March 31, 2005, reflecting a decrease in development fees billable during the quarter as engineering efforts were focused on current products.  The results of customer-funded development work are intended to provide long-term exclusive manufacturing agreements and provide the customer with the retention of the intellectual property developed.  The identity of the customer is generally protected by a non-disclosure agreement.

For customer-funded development projects, costs are capitalized and recognized as a cost of sales when specific deliverables within the development contracts are produced, matching the costs to the revenue. In the three months ended March 31, 2006, $27,000 was recognized as cost of sales, compared to $88,000 recognized as cost of sales in the three months ended March 31, 2005, reflecting a decrease in costs associated with the development fees billable during the quarter.

Operating Profit and Operating Profit Percentage of Sales.  Our consolidated operating profit for the quarter ended March 31, 2006 decreased to $8,000 compared to operating profit of $341,000 for the same quarter in the previous year.  The Pro-Dex Astromec acquisition accounted for $46,000 of operating profit.  The decrease was due to the reduced gross margin from the warranty costs and increased inventory reserve.  Consequently, operating profit as a percentage of sales decreased to 3.5% for the quarter ended March 31, 2006 compared to 10.5% for the quarter ended March 31, 2005.  Operating profit and margin were as follows:

	Three Months Ended March 31,		Increase/
	2006	2005	(Decrease)
Operating Profit	$8,000	$341,000	-98%
Operating Profit Percentage	0.2%	10.5%	-98%

Royalties and Other Income.  The Company recognized $5,000 in royalty income in the three months ended March 31, 2006, compared to $6,000 in the prior year's third fiscal quarter.

Interest.  Interest expense was $12,000 in the quarter ended March 31, 2006, compared to no expense in the prior year's quarter as the Company incurred debt to fund its' asset acquisitions.

Provision for Taxes. Our estimated effective combined federal and state tax rate on income from operations for the quarter ended March 31, 2006 was not meaningful as the use of R&D tax credits caused an increase to earnings, down from 40% for the quarter ended March 31, 2005.   The consolidated tax rate was not impacted by the Pro-Dex Astromec, the new Nevada corporation.

Net Income.  Our net income for the three months ended March 31, 2006 was $6,000 or $0.00 per share on a basic and diluted basis, as compared to a net income of $275,000 or $0.03 per share on a basic and diluted basis for the three months ended March 31, 2005.

For the Nine-Month periods ended March 31, 2006 and 2005

            The following table sets forth for the periods indicated the percentage of net revenues represented by each item in our Consolidated Statements of Income.

(In Thousands)	Nine Months Ended March 31,
	2006		2005
Net sales:	$11,728	100.0%	$9,466	100.0%
Cost of sales	6,854	58.4%	4,344	45.9%
Gross Profit	4,874	41.6%	5,122	54.1%

Selling, general and administrative expenses	2,511	21.4%	2,437	25.7%
Research and development costs	1,451	12.4%	1,343	14.2%
Income from Operations	912	7.8%	1,342	14.2%

Net interest and other income	66	0.6%	94	1.0%

Provision for Income Taxes	382	3.3%	515	5.4%
Net Income	$596	5.1%	$921	9.7%

Net Sales.  Consolidated sales increased from $9,466,000 to $11,728,000 ($2,262,000 or 24%) for the nine months ended March 31, 2006, compared to the nine months ended March 31, 2005.  Medical products continued to increase in total and as a percentage of total sales to 42% from 36% in the same period last year.  Shipments to dental customers reflect a one time $245,000 credit for the Intraflow product was realized at the completion of the Intravantage asset acquisition in October 2005, reversing sales from the prior fiscal year as the product was returned as a condition of the acquisition.  Sales to industrial customers decreased 19% from 28% for the same period in the prior year as shipments of legacy motion control devices were reduced, primarily in the first half of the year.  Electric motor sales to the aerospace industry represented 5% of sales, as there was only three months of this product's sales in our year-to-date numbers.  Although selective price increases and decreases were implemented in response to market conditions, the majority of the sales growth and declines for each product line is due primarily to changes in sales volume, not the effect of price changes.

Gross Profit and Gross Profit Percentage of Sales.  Our consolidated gross profit for the nine months ended March 31, 2006 decreased 5% over the same period in the previous year as a material level of excess product warranty costs were incurred and were coupled with a corresponding reduction in overall manufacturing efficiencies.  Gross profit as a percentage of sales decreased to 41.6% for the nine months ended March 31, 2006 compared to 54.1% for the nine months ended March 31, 2005.  We had $365,000 in warranty costs associated with products introduced in the last fiscal year.  Included in the $365,000 is an increase in our warranty reserves of $234,000 for estimated future rework costs.  Gross profit and gross profit percentage were as follows:

	Nine Months Ended March 31,		Increase/
	2006	2005	(Decrease)
Gross Profit	$4,874,000	$5,122,000	-4.8%
Gross Profit Percentage	41.6%	54.1%	-23.2%

Selling, General and Administrative Costs (S, G&A).  S, G & A expenses increased to $2,511,000 for the nine months ended March 31, 2006 from $2,437,000 for the nine months ended March 31, 2005.  The increase is due to higher expenditures in advertising and consulting, primarily related to the Intraflow product relaunch, by $33,000 and $37,000 respectively and the addition of $90,000 in Astromec general and administrative expenses offset by reduced staffing expenses.  S, G & A costs were as follows:

	Nine Months Ended March 31,
	2006	2005	Increase
Selling	$827,000	$726,000	14%
General and administrative	$1,684,000	$1,711,000	-2%
Total S, G&A	$2,511,000	$2,437,000	3%

Research and Development Costs.  Company-funded research and development expenses increased to $1,451,000 for the nine months ended March 31, 2006 from $1,343,000 for the nine months ended March 31, 2005.  The increase in Company-funded research and development costs was due to the addition of Astromec motor development costs.  Company-funded research and development costs were as follows:

	Nine Months Ended March 31,
	2006	2005	Increase
Research and Development costs	$1,451,000	$1,343,000	8%

Customer-funded research and development provided $58,000 and $534,000 in revenue in the nine months ended March 31, 2006 and March 31, 2005, respectively reflecting the fluctuations in the timing of prototypes and other related deliverables and the delays in new product launches caused by the product warranty issues.  In the nine months ended March 31, 2006, $48,000 was recognized as cost of sales, and $130,000 was recognized as cost of sales in the nine months ended March 31, 2005.

Operating Profit and Operating Profit Percentage of Sales.  Our consolidated operating profit for the nine months ended March 31, 2006 decreased to $912,000 compared to operating profit of $1,342,000 for the same nine months in the previous year.  The decrease was due to the reduced gross margin.  Consequently, operating profit as a percentage of sales decreased to 7.8% for the nine months ended March 31, 2006 compared to 14.2% for the nine months ended March 31, 2005.  Operating profit and margin were as follows:

	Nine Months Ended March 31,
	2006	2005	(Decrease)
Operating Profit	$912,000	$1,342,000	-32%
Operating Profit Percentage	7.8%	14.2%	-45%

Royalties and Other Income.  We received $42,000 in royalty payments in the nine months ended March 31, 2006, compared to $56,000 in royalty payments in the nine months ended March 31, 2005.

Net Interest Expense.  Net interest income was $31,000 in the nine months ended March 31, 2006, compared to a $9,000 expense in the prior year's same nine month period quarter as the company incurred debt to fund its asset acquisitions only in the third quarter and had maintained a significant positive cash balance and debt-free status in the first six months of the fiscal year.

Provision for Taxes. Our estimated effective combined federal and state tax rate on income from operations for the nine months ended March 31, 2006 was 39%, decreased from the 40% from the nine months ended March 31, 2005 due to the use of R&D tax credits.  The consolidated tax rate was not impacted by the Pro-Dex Astromec, the new Nevada corporation.

Net Income.  Our net income for the nine months ended March 31, 2006 was $596,000 or $0.06 per share on a basic and diluted basis, as compared to a net income of $921,000 or $0.10 per share on a basic and diluted basis for the nine months ended March 31, 2005.

Liquidity and Capital Resources

The following table presents selected financial information for the comparative dates last year and the year ended June 30, 2006:

	As of March 31,		As of
	2006	2005	June 30, 2005
Cash and cash equivalents	$409,000	$2,259,000	$2,584,000
Working Capital¹	$6,041,000	$7,027,000	$8,288,000
Credit Line outstanding balance	$1,000,000	$0	$0
Tangible book value/common share²	$0.80	$0.97	$1.10
Number of days of sales outstanding (DSO)
in accounts receivable at end of quarter³	63	72	75

	Nine Months Ended March 31,		Year Ending
	2006	2005	June 30, 2005
Net cash provided by (used in) operations	$(154,000)	$111,000	$557,000

1 Working Capital is calculated as follows:  ending current assets balance less ending current liabilities balance.

2 Tangible book value/common share is calculated as follows: (Total shareholders' equity less Goodwill less intangibles - patents) divided by (basic outstanding shares for the most recent quarter).

3 DSO is calculated as follows: Ending Net Accounts Receivable balance divided by (Previous Quarter Sales divided by 91 days).

Our working capital at March 31, 2006 decreased to $6.0 million compared to $7.0 million at March 31, 2005 and decreased from $8.3 million at June 30, 2005.  Sustained profitability contributed to the provision of cash and increased working capital for the year but was offset by the use of cash and assumption of debt to fund the Intravantage and Astromec asset acquisitions.

In October 2005, we renewed our credit facility with Wells Fargo Bank N.A. ("Wells Fargo") for borrowings up to $2,000,000.  Its terms require monthly interest payments at either the prime rate of interest (7.75% at March 31, 2006), or LIBOR plus 2.50% (7.33% (one month) to 7.50% (three months) at March 31, 2006), at our discretion, based on outstanding borrowings with no minimum interest charge.  The outstanding borrowings are secured by all assets of the Company.  There was $1,000,000 outstanding balance under the terms of this credit facility as of March 31, 2006.  The total remaining eligible borrowing capacity at March 31, 2006 was $1,000,000.

In January 2006, we extended the credit facility and entered into a 4 year medium term note with Wells Fargo for $1,000,000.  Its terms require monthly interest payments at either the prime rate of interest (7.75% at March 31, 2006), or LIBOR plus 2.50% (7.33% (one month) to 7.50% (three months) at March 31, 2006), at our discretion, based on outstanding borrowings.  The principal payments on the note are $20,833 per month.  The outstanding borrowings are secured by all assets of the Company.  There was $958,333 outstanding balance under the terms of this medium term note as of March 31, 2006.

In March 2006, we entered into a 10 year mortgage with Union Bank of California for $1,650,000.  Its terms require monthly interest payments at a fixed rate of 6.73% based on outstanding borrowings.  The principal payments on the mortgage note are based on a 25 year amortization of the note and are $11,379 per month beginning May 1, 2006.  The outstanding borrowings are secured by our Carson City land and building.  There was $1,650,000 outstanding balance under the terms of this mortgage as of March 31, 2006.

There are certain financial and non-financial covenants that we must meet to be in compliance with the terms of the October 2005 Wells Fargo credit facility, as amended, and the Union Bank mortgage.  At March 31, 2006, we were in compliance with all such covenants.

At March 31, 2006, we had cash and cash equivalents of $409,000.  We believe that our cash and cash equivalents on hand, together with cash flows from operations, if any, and amounts available under the credit facilities will be sufficient to meet our working capital and capital expenditure requirements for the next twelve months.

SUBSEQUENT EVENTS

On April 12, 2006, the Company accepted the resignation and terminated the employment agreement of Patrick Johnson as the Company's Chief Executive Officer. Mr. Jeff Ritchey, the Company's Chief Financial Officer, will serve as interim Chief Executive Officer and continue his duties as Chief Financial Officer, Treasurer and Secretary. Mr. Johnson remains with the company as its Executive Vice President and Chief Business Development Officer. He also remains on the Company's Board of Directors. The Board has formed an executive search committee to oversee the search for a successor Chief Executive Officer.

Recent Accounting Pronouncements

We are subject to the revised requirements of the Statement of Financial Accounting Standards ("SFAS") No. 123(R), "Accounting for Stock-Based Compensation" as revised in December 2004.  This standard establishes the accounting standards for share-based compensation, and will apply to us in the recognition of the cost of share-based awards based on the grant-date fair value of those awards.  As a small business issuer, the statement is effective for us at the beginning of the first fiscal year that begins after December 15, 2005. Upon adoption of SFAS 123(R), all stock option awards will be recognized as compensation expense in the income statement, typically over any related vesting period.  We will be required to adopt SFAS 123(R) in the first quarter of fiscal year 2007.  We believe the impact of adopting SFAS 123(R) will be similar to the pro-forma disclosure impact presented in Note 8.

Item 3. Controls and Procedures

 The Chief Executive Officer and Chief Financial Officer (the principal executive officer and principal financial officer, respectively) conducted an evaluation of the design and operation of our "disclosure controls and procedures" (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")).  Based on that evaluation for the quarter ended March 31, 2006, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by use in the reports filed or submitted by us under the Exchange Act is accumulated, recorded, processed, summarized and reported to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, and to allow timely decisions regarding whether or not disclosure is required.

During the quarter ended March 31, 2006, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. Subsequent to the end of our third quarter of fiscal 2006, the Chief Executive Officer stepped down from his position and on an interim basis the Chief Financial Officer assumed the Chief Executive Officer position.  As the two executive positions were combined and held by one individual, our internal controls over financial reporting are not currently effective.  We are mitigating this deficiency through a combination of documentation and review of the financial statements by the Board.  The Board of Directors will be more available for consultation and will become more active in the review of the operating decisions and the review of the financial statements.

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

Date: May 22, 2006 PRO-DEX INC.
By: / s / Jeffrey J. Ritchey

Jeffrey J. Ritchey
Chief Executive Officer, Secretary and Chief Financial Officer (Principal Financial and Accounting Officer)