Form 10KSB
period 2006-06-30
PRO DEX INC
filed 2006-09-28
CIK 788920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

[X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended June 30, 2006

OR

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
(Address of Principal Executive Offices)

Issuer's telephone number: (714) 241-4411

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common Stock, no par Value	NASDAQ Capital Market

Securities registered under Section 12(g) of the Exchange Act:

None
(Title of class)

Check whether the issuer (1) has filed all reports required by Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]      No  [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

Indicate by check mark whether the registrant is a shell company (as defined by rule 12b-2 of the Exchange Act).

Yes [  ]      No  [ X ]

State issuer's revenues for its most recent fiscal year were $17,061,000.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity as of September 8, 2006, within the past 60 days was $9,294,848. For the purpose of this calculation, shares owned by officers, directors and 10% stockholders known to the registrant have been deemed to be owned by affiliates. This determination of affiliate status is not a determination for other purposes.

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock outstanding as of the latest practicable date: 9,539,792 shares of Common Stock, no par value, as of September 8, 2006.

DOCUMENTS INCORPORATED BY REFERENCE: Part III incorporates by reference certain information from the registrant's definitive proxy statement (the "Proxy Statement") for the 2006 Annual Meeting of Shareholders.  Certain exhibits are set forth in the Exhibit Index. The Exhibit Index begins on sequentially numbered page 40.

Transitional Small Business Disclosure Format:        Yes [  ] No [X]

PART I

Cautionary statement pursuant to safe harbor provisions of the Private Securities Litigation reform act of 1995.

When used in this report on Form 10-KSB, the words "expects," "anticipates," "estimates," "believes," "hopes," "intends," "forecasts" and similar expressions are intended to identify "forward-looking statements." These statements which are not historical or current facts are made pursuant to the safe harbor provisions of Section 27a of the Securities Act of 1933, as amended and Section 21e of the Securities Exchange Act of 1934, as amended, and the Company intends that such forward-looking statements be subject to those safe harbor provisions for such statements. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date of this report. While forward-looking statements represent management's best judgment as to what may occur in the future, they are subject to risks, uncertainties and important factors beyond the control of the Company that could cause actual results and events to differ materially from historical results of operations and events as well as those presently anticipated or projected. These factors include adverse economic conditions, entry of new and stronger competitors, capital availability, unexpected costs, failure to capitalize upon access to new customers, and marketplace delisting. Other risks and uncertainties which may affect forward-looking statements about the Company's business and prospects include, but are not limited to, the ramifications of the continued industry consolidation of dental products dealers and distributors, managed health care, increasingly limited acquisition opportunities, the Company's ability to effectively integrate operations of acquired companies, market acceptance and support of new products, maintaining favorable supplier relationships, the inability to engage qualified human resources as needed, the possibility of marketplace delisting, and general economic conditions. The Company disclaims any obligations subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

Item 1.      Description of Business

Company Overview

 Pro-Dex, Inc. ("Company," "Pro-Dex", "we," "our,", "us"), with operations in Santa Ana, California, Beaverton, Oregon and Carson City, Nevada, specializes in bringing speed to market in the development and manufacture of technology-based solutions that incorporate embedded motion control, miniature rotary drive systems and fractional horsepower DC motors, serving the medical, dental, semi-conductor, scientific research and aerospace markets. Pro-Dex's products are found in hospitals, dental offices, medical engineering labs, commercial and military aircraft, scientific research facilities and high tech manufacturing operations around the world. The company names of Micro Motors, Oregon Micro Systems, and Astromec are used for marketing purposes as brand names.

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

Description of Business

The majority of our revenue is derived from designing, developing and manufacturing rotary drive systems for the medical device and dental industries, motion control software and hardware for industrial and scientific applications and fractional horsepower DC motors for aerospace, medical and military applications. The Company distributes its own line of pneumatic and electric dental hand pieces sold under the Micro Motors name utilizing a network of independent sales representatives across North America.  A large part of the revenue of the Company has been driven by developing and selling numerous private label rotary drive systems for use in dental, cranial, spinal, arthroscopic and orthopedic surgery.  Other revenue sources include designing and manufacturing miniature pneumatic motors, fractional horsepower DC motors and motion control systems for industrial applications in the automotive, aerospace, and apparel industries.

All years relating to financial data herein shall refer to fiscal years ending June 30, unless indicated otherwise.

Company-funded research and development supports the development of generic rotary drive, motion control and electric motor technology platforms.  We seek customer-funded projects to customize these platforms to specific customer requirements.  Company-funded research and development projects are generally expected to convert to customer-funded projects within six to eighteen months.  Company funded research and development costs not associated with contracts or purchase orders are expensed as incurred.  In the year ended June 30, 2006, $2,009,000 was expensed; an increase of $269,000 from the $1,740,000 expensed in the year ended June 30, 2005.  The addition of costs of Pro-Dex Astromec, the Company's wholly owned subsidiary established in January 2006, accounted for $164,000 of the increase and the remainder was attributable to increased internal costs and external engineering consulting fees for product improvement, specialty design and validation work.

Customer-funded research and development provided $71,000 in revenue in the year ended June 30, 2006, and $566,000 in revenue in the year ended June 30, 2005, reflecting a decrease in development fees billable during the quarter as engineering efforts were focused on upgrading current products and supporting warranty work.  The results of customer-funded development work are intended to provide long-term exclusive manufacturing agreements and provide the customer with the retention of the intellectual property developed.  The identity of the customer is generally protected by a non-disclosure agreement.

For customer-funded development projects, costs are capitalized and recognized as a cost of sales when specific deliverables within the development contracts are produced, matching the costs to the revenue. In the year ended June 30, 2006, $54,000 was recognized as cost of sales, compared to $144,000 recognized as cost of sales in the year ended June 30, 2005, reflecting a decrease in costs associated with the development fees billable during the quarter.

The Company's revenue is derived from five main customer types.  The proportion of sales compared to Pro-Dex total sales, sales to each customer type and sales by location is noted in the table below:

Sales by customer type ($'000)	FY 2006		FY 2005		FY 2004		FY 2003
Dental	$ 3,924	23%	$ 3,368	24%	$ 4,578	32%	$ 5,156	43%
Medical*	6,312	37%	5,849	42%	5,864	41%	3,357	28%
Industrial	3,753	22%	3,570	26%	2,533	18%	2,278	19%
Aerospace*	1,194	7%	--	--	--	--	--	--
Government research and other	1,878	11%	1,047	8%	1,225	9%	1,199	10%
Total Sales	$ 17,061		$ 13,834		$ 14,200		$ 11,990

*Pro-Dex Astromec's sales are primarily to the aerospace and medical markets and became a part of Pro-Dex with the acquisition of substantially all of Astromec's assets in January 2006.  Pro-Dex Astromec's sales were $1,196,000 to aerospace customers and $457,000 to medical customers since the acquisition in the year ended June 30, 2006.

	FY	FY	FY	FY
Sales by location ($'000)	2006	2005	2004	2003
Santa Ana	$ 10,823	$ 9,946	$ 10,900	$ 9,281
Beaverton	4,585	3,888	3,300	2,709
Carson City	1,653	-	-	-
Total Sales	$ 17,061	$ 13,834	$ 14,200	$ 11,990

Medical product sales represent the manufacture of products that utilize proprietary designs developed by the Company under exclusive design and supply agreements.  Our dental products are sold to original equipment manufacturers and dental product distributors.  An independent dealer network markets our own branded line of dental products, including Intraflow.  We also design and manufacture embedded multi-axis motion controllers used to regulate the motion of servo and stepper motors, predominantly for the factory automation and medical analysis equipment industries.  The controllers support the platforms for PCI, VME, ISA, and cPCI busses as well as stand-alone requirements.  In addition, we make and sell pneumatic motors for industrial applications that are marketed directly to end-users and through industrial supply distributors.  We added significant sales to the aerospace market with the purchase of the Astromec assets and establishing Pro-Dex Astromec in January 2006.  These products include highly reliable fractional horsepower DC motors designed for harsh environments.

In 2006, the top 20 customers accounted for 73% of our sales, compared to 69% in 2005.  In 2006, our three largest customers accounted for 37% of such sales with one customer accounting for over 22% of our sales.  This compares to 2005 when our three largest customers accounted for 31% of our sales with the largest customer accounting for 17%.  One other customer accounted for over 10% in 2006 and there was no other customer accounting for over 10% of sales in 2005.  Our larger customers, based on revenue, include Smith and Nephew, Medtronics, Sullivan Schein, Lawrence Livermore National Laboratories, Monogram, and Pemstar.  In some cases, disclosure of other larger customer names is prohibited by confidentiality agreements with such entities.  We have no plans to discontinue the sales relationships with our existing significant customers, and have no knowledge that these significant customers have any plans to discontinue their relationships with us, although the relationships may change over time.

All of the raw materials used to manufacture our products are purchased from various suppliers and are available from several sources. Precipart Corporation, Tyco Precision Interconnect and Transicoil are some examples of our key suppliers.  We consider our relationships with our suppliers and manufacturers to be good.  We do not intend to terminate any such relationship at this time, nor does management have knowledge that any supplier or manufacturer intends to terminate its relationship with Pro-Dex.  Pro-Dex has no exclusive arrangements with any of its suppliers or manufacturers.

Our commitment to quality manufacturing is demonstrated by our three independently verified certifications for maintaining quality processes and products.  We hold the following certifications: ISO 9001:2000, ISO 13485 revised 1998, and Medical Device Directive 93\42\EEC Annex II company.

At the present time, we are generally able to fill orders for recurring product within sixty (60) days.  At June 30, 2006, we had a backlog, including orders for delivery beyond 60 days, of $11.7 million compared with a backlog of $10.7 million at March 31, 2006 and $7.9 million at June 30, 2005.  We expect to ship most of our backlog in fiscal year 2007 and the remainder in fiscal year 2008.  The increased backlog from 2005 is due to an increase in the number and size of new purchase orders in the last twelve months from existing customers and the addition of the Pro-Dex Astromec backlog of $1.8 million.  The increase from March, 2006 is due to the receipt of a large follow-on purchase order with a current customer.  We do not typically experience seasonal fluctuations in our new order bookings, but may experience variability in our new order bookings due to the timing of major new product launches.  Similarly, we do not typically experience seasonal fluctuations in our shipments and revenues.

We sell our products using several methods; selling directly to the customer, selling directly to original equipment manufacturers and selling through a network of high technology and dental product distributors within North America.  Internationally, the Company has sales agreements with foreign distributors or sells through the domestic subsidiaries of foreign customers.

Competition

            The markets for products in the healthcare, motion control and factory automation industries are intensely competitive, and we face significant competition from a number of different sources.  Several of our competitors have significantly greater name recognition as well as substantially greater financial, technical, product development and marketing resources than we do.

            We compete in all of our markets with other major healthcare, motion control and factory automation related companies. Competitive pressures and other factors, such as new product or new technology introductions by us or our competitors, may result in price or market share erosion that could have a material adverse effect on our business, results of operations and financial condition.  Also, there can be no assurance that our products and services will achieve broad market acceptance or will successfully compete with other products targeting the same customers.

Research and Development

We conduct company-funded and project specific customer funded research and development programs. These product development programs are important to both maintain and improve our market position. The net amounts spent on company funded research and development activities in 2006 and 2005 were approximately $2.01 million and $1.74 million, respectively.  Our research and development effort involves the design and manufacture of products that perform specific applications for our customers.  We continue to target our research and development expenses toward three goals:

  expanding our knowledge base in the medical device industry to solidify our products with current customers and expand our customer base general technical advances and

  enhancements of current product lines.

One of our strategies is to continue to gain a greater commitment level from our customers to share research and development costs by billing them for non-recurring engineering expenses. The fees received for non-recurring engineering expenses do not, however, represent a significant portion of our revenue.

Employees

At June 30, 2006, we had 122 full-time employees at three facilities compared to 92 full-time employees at June 30, 2005 at two facilities.  As of June 30, 2006, there were 86 persons employed at the Santa Ana location, 24 persons employed at the Carson City location and 12 persons employed at the Beaverton location compared to 79 persons employed at the Santa Ana location and 13 persons employed at the Beaverton location at June 30, 2005.  We have reduced the use of temporary labor from temporary staffing agencies and employed 2 agency temps at June 30, 2006, which is a decrease from 15 agency temps at June 30, 2005.

None of our employees are a party to any collective bargaining agreements with us. We consider our relationships with our employees to be good.

Government Regulations

Our manufacture and distribution of dental and medical devices are subject to a number of state and federal regulatory bodies, including state dental boards and the Food and Drug Administration ("FDA"). The statutes, regulations, administrative orders, and advisories that affect the Company's businesses are complex and subject to diverse, often conflicting, interpretations. While we make every effort to maintain full compliance with all applicable laws and regulations, we are unable to eliminate an ongoing risk that one or more of our activities may at some point be determined to have been non-compliant. The penalties for non-compliance could range from an administrative warning to termination of a portion of our business.  Furthermore, even if we are subsequently determined to have fully complied with applicable laws or regulations, our costs to achieve such a determination and the intervening loss of business could adversely affect or even terminate a portion of our business. A change in such laws or regulations at any time may have an adverse effect on our operations. Notwithstanding the risks inherent in our business, management believes that our operations are in compliance with applicable laws and regulations.

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

Management believes that our business is conducted in a manner consistent with Environmental Protection Agency ("EPA") regulations governing disposition of industrial waste materials.  While our management is confident that our products and processes fully comply with applicable laws and regulations, we are unable to predict the outcome of any investigation or review which may in the future be undertaken with respect to our products or processes.

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

We believe that the use of the patents acquired in connection with the 1995 OMS and Micro Motors acquisitions is neither infringed upon by any third party, nor infringes on any prior art of any third party.  We are unable to assess the validity, scope, or defensibility of our patents, and any challenge to or claim of infringement relating to our patents could materially and adversely affect our business and results of operations, although management believes it is unlikely for a claim to have a material and adverse effect on our revenue generating operations.

We have certain trademarks relating to our miniature pneumatic motor products, including Dynatorq™, Dynasurg™, PDL™, and Micro Handpiece™. We have filed for federal trademark protection for OMS-EZ™ and Canaligator™.

We have not entered into any licensing or franchising agreements for revenue generating purposes, however we do have a royalty agreement in place for a previously designed product.  This income is reflected as "other income" and not "revenue".

RISK FACTORS

We face significant competition from a number of different sources.

            The markets for healthcare, factory automation and small motor manufacturing industries are intensely competitive, and we face significant competition from a number of different sources.  Several of our competitors have significantly greater name recognition as well as substantially greater financial, technical, product development and marketing resources than us.

            We compete in all of our markets with other major healthcare, factory automation and small motor manufacturing related companies. Competitive pressures and other factors, such as new product or new technology introductions by us or our competitors may result in price or market share erosion that could have a material adverse effect on the our business, results of operations and financial condition. Also, there can be no assurance that our products and services will achieve broad market acceptance or will successfully compete with other products.

Our quarterly results can fluctuate significantly from quarter to quarter.

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

Due to all of the foregoing factors, it is possible that in some future quarter(s), our operating results may be below the expectations of public market analysts and investors. In such event, the price of our Common Stock would likely be materially adversely affected.

A substantial portion of our business is derived from our three core business areas.

            We currently derive a substantial part of our net revenues from sales of our healthcare, factory automation and small motor products and services. We believe that a primary factor in the market acceptance of our product and services is the value that is created for our customers by those products and services. Our future financial performance will depend in large part on our ability to continue to meet the increasingly sophisticated needs of our customers through the timely development, successful introduction and implementation of new and enhanced products and services. We have historically expended a significant percentage of our net revenues on product development and believe that significant continued product development efforts will be required to sustain our growth. Continued investment in our sales and marketing efforts will also be required to support future growth.

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

The industry in which we operate is subject to significant technological change.

            The healthcare, factory automation and small motor markets are generally characterized by rapid technological change, changing customer needs, frequent new product introductions, and evolving industry standards. The introduction of products incorporating new technologies and the emergence of new industry standards could render the Company's existing products obsolete and unmarketable. There can be no assurance that we will be successful in developing and marketing new products that respond to technological changes or evolving industry standards.

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

            In response to increasing market demand, we are currently developing new products and updating existing products. There can be no assurance that we will successfully develop these new products or that these products will operate successfully, or that any such development, even if successful, will be completed concurrently with or prior to the introduction of competing products.  Any such failure or delay could adversely affect our competitive position or could make our current products obsolete.

We face the risks and uncertainties that are associated with litigation against us.

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

We rely heavily on our proprietary technology.

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

Our failure to manage growth could harm us.

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

            In addition, our ability to manage future increases, in the scope of our operations or personnel may depend on significant expansion of our research and development, marketing and sales, management, and administrative and financial capabilities. The ineffective management of expansion in the business could have a material adverse effect on our business, results of operations and financial condition.

Our operations are dependent upon our key personnel. If such personnel were to leave unexpectedly, we may not be able to execute our business plan.

            Our future performance also depends in significant part upon the continued service of our key technical and senior management personnel, many of whom have been with the Company for a significant period of time.  We purchased term key man life insurance policy for the president in December 2004 and terminated that coverage in May 2006, and do not maintain key man life insurance on any other of our employees.  We anticipate reinstating the coverage in fiscal year 2007.  Because we have a relatively small number of employees when compared to other leading companies in the same industry, our dependence on maintaining our relationship with key employees is particularly significant. We are also dependent on our ability to attract and retain high quality personnel, particularly in the areas of product development, operations management and finance.

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

Our products may be subject to product liability legal claims.

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

Our per share price may be adversely effected if material weaknesses in our internal controls are identified by ourselves or our independent auditors.

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

Our earnings will be affected beginning fiscal year 2007 when we begin recognizing employee stock option expense, pursuant to recently issued accounting standards.

            Stock options have from time to time been an important component of the compensation packages for many of our directors and employees.  We currently do not deduct the expense of director or employee stock option grants from our income.  As issued on December 16, 2004, "Statement of Financial Accounting Standard No. 123(R) "Share Based Payment" requires companies to change their accounting policies to record the value of stock options vested as an expense and a charge against earnings.  We are a small business issuer and thus the rule would require that we comply at the beginning of the first fiscal year after December 15, 2005, so reports issued concerning periods after July 1, 2006 will reflect the change and our reported earnings will be adversely affected.

Item 2.   Description of Property

Our executive offices and Santa Ana manufacturing facility are located at 151 East Columbine Avenue, Santa Ana, California 92707.  We lease the 18,000 square foot facility from an unrelated third party at a base monthly lease rate of $15,000 through June 2007.  The building is a two-story stand-alone building of concrete tilt-up construction, approximately 35 years old and in good condition.

Our Beaverton office and manufacturing facility is located at 1800 N.W. 169th Place, Building C100, Beaverton, Oregon 97006.  The Company leases the 11,000 square foot facility from an unrelated third party, at a base monthly lease rate of $9,600 through October 2007.  The building is a one-story suite in a 20-year-old industrial office complex and in good condition.

Our Pro-Dex Astromec office and manufacturing facility is located at 2950 Arrowhead Drive, Carson City, NV 89708.  The Company purchased 4.4 acres of real property and a 20,000 square foot industrial building and related improvements located in Carson City, Nevada (collectively, the Property) for $2,200,000 in March 2006.  The building is a two-story building of concrete block construction in an industrial park near the Carson City airport and in good condition.  The purchase was financed with cash on hand and by a 10 year Promissory Note and related Loan Agreement with Union Bank of California (the Bank), whereby the Company borrowed the principal sum of $1,650,000.

The principal balance of the Union Bank loan evidenced by the Promissory Note bears interest at a fixed rate of 6.73% per annum. Under the terms of the Promissory Note, the Union Bank loan amortizes as a 25 year obligation due in 10 years with 120 equal monthly payments of $11,379 beginning May 1, 2006. The maximum amount of future payments due under the Promissory Note (undiscounted and assuming no prepayment) is $2,653,036.

 We believe that the monthly rental rates are comparable to rents charged for comparable properties in the market area and that the current facilities are adequate for our expected needs.  We believe there is full compliance with applicable state and EPA environmental standards at each facility.

Item 3.   Legal Proceedings

We are from time to time a party to various legal proceedings incidental to our business, none of which we consider to be material at this time.  There can be no certainty that we may not ultimately incur liability or that such liability will not be material and adverse.

Item 4.   Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of our shareholders during the fourth quarter ended June 30, 2006.

PART II

Item 5.   Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Our no par value common stock is quoted under the symbol "PDEX" on the automated quotation system of the Nasdaq Capital Market ("NASDAQ"). The following table sets forth for the quarters indicated the high and low sales prices as reported by NASDAQ.  The quotations reflect inter-dealer prices, without retail markup, markdown, or commissions, and may not necessarily represent actual transactions.  On August 31, 2006, the last sale price of our common stock as reported by NASDAQ was $1.53 per share.

Quarter Ended	High	Low
September 30, 2004	3.18	1.86
December 31, 2004	2.92	2.50
March 31, 2005	3.30	2.67
June 30, 2005	3.56	2.50
September 30, 2005	3.73	2.72
December 31, 2005	3.60	2.39
March 31, 2006	2.78	2.38
June 30, 2006	2.53	1.68

At June 30, 2006, there were approximately 283 holders of record of our common stock. This number does not include beneficial owners including holders whose shares are held in nominee or "street" name.

We have not paid a cash dividend with respect to our common stock, and do not intend to pay cash dividends in the foreseeable future. The current policy of our Board of Directors is to retain earnings to provide funds for the operation and expansion of the business.  The Board of Directors, in light of the circumstances then existing, including our earnings and financial requirements and general business conditions, will determine future dividends.  There are no restrictions associated with our credit line on the Company in issuing dividends.

Equity Compensation Plan Information

As of June 30, 2006 Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Available for Issuance Under Equity Compensation Plans (excluding services reflected in column (a))
	(a)	(b)	(c)
Plans Approved by Stockholders	1,204,316	$1.68	328,045
Plans Not Approved by Stockholders	100,000	1.25	---
Total	1,304,316	$1.65	328,045

The Company made no repurchases of its securities during the fourth quarter ended June 30, 2006.

Item 6. Management's Discussion and Analysis or Plan of Operation

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition for each of the two years ended June 30, 2005 and 2006, respectively.  This discussion should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included elsewhere in this Report. This Report contains certain forward-looking statements and information. The cautionary statements included herein should be read as being applicable to all related forward-looking statements wherever they may appear.

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

            We recognize sales and associated cost of sales, upon shipment, FOB origin.  There have been minimal returns for credit, so no reserve for product returns has been established.

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

The majority of our products have a twelve month warranty.  We determine our warranty reserve based on considering the historical costs to repair warranty eligible products and by estimating the number and type of products that may be eligible for warranty return and repair.  We calculate our reserve by calculating a cost estimate based on what products are known to be warranty-eligible, have been returned and are in process of being repaired and combining it with an expected cost for units in the field that have a potential to be returned for warranty-eligible repair.  The potential return amount is based on historical return and repair cost data.   At June 30, 2006 we had $309,000 in accrued warranty reserve.  Of this amount, $139,000 was for known deficiencies and $170,000 was for future anticipated costs.

The Company accounts for goodwill under SFAS No. 142 "Goodwill and Other Intangible Assets."  SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142.  We have recorded no impairment charge in 2005 or 2006.  We prepare our annual impairment testing on April 1 of each year.

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

Year in Review

Fiscal year 2006 was a time of growth and change at our Company.  After three years of profitable organic growth, we made two strategic asset acquisitions, strengthening our product line by adding a high impact specialty dental product and a component supplier with a majority of its sales to the aerospace market.  The first was the acquisition of the intellectual property associated with what became our Intraflow product line.  This product is a simple and cost-effective application of a century-old concept to deliver dental anesthetic to a single tooth, providing benefits to both the doctor and the patient.  This product, while not providing an immediate large sales increase this year, has been well received by the using community, giving us confidence in its long term value in the market.  The second acquisition comprised of the operating assets and property, plant and equipment that became Pro-Dex Astromec.  Pro-Dex Astromec specializes in developing and manufacturing fractional electric horsepower motors that are used primarily in the harsh environments seen in the aerospace and medical applications.   Included in the Pro-Dex Astromec purchase was the land and building in Carson City, Nevada where the Astromec business had been located for a number of years.  This owned property gives the Company a low cost option for expansion as needed.

While we grew our sales by over 23% in fiscal year 2006 as compared to fiscal year 2005 and over 60% in the four years since fiscal year 2002, we had challenges in maintaining our gross margin this year.  In the first half of fiscal year 2006, a vendor supplied component part began to fail on certain medical device products that were shipped in fiscal year 2005.  We began to see increased warranty costs for repair parts and replacement units as the failures were within the one-year warranty period.  The vendor subsequently went out of business so we decided that the best alternative to support the customers affected was to redesign the products in question.  This diverted a significant amount of our engineering resources and slowed our new product development process.  Therefore, while we retained the customers that were already on order, we had a reduced level of new product development and the associated revenue.  By the end of the year, we spent over $400,000 in warranty costs and accrued for over $300,000 for products that were still in the field but had a potential for failing.   Manufacturing efficiencies were also negatively affected as we spent considerable effort in fixing the product problems.  These warranty costs and resulting manufacturing inefficiencies resulted in the first year to year downturn in gross profit and gross margin since 2002.  To take the lessons learned from this year's problems and reduce their reoccurrence, we implemented a new engineering design system and increased resources dedicated to procurement, quality assurance and engineering.  Despite the challenges faced in fiscal year 2006, we lost no customers, revenue and backlog continued to grow, and we maintained profitable operations overall.

As we enter fiscal 2007, we are beginning to see the results of the efforts put forth in fiscal year 2006 in improved product quality, better designs and more efficient manufacturing.  With the acquisitions of Intraflow and Astromec, we have added an exciting new product and entered a market with significant growth potential.  We believe that we have put in place the foundation for long term growth in both the revenue and profitability of the Company.

RESULTS OF OPERATIONS

Results of Operations for Fiscal Year Ended June 30, 2006, Compared to Fiscal Year Ended June 30, 2005

The following table sets forth financial data and the percentage of net revenues regarding the Company's financial position and operating results.

(In Thousands)	Fiscal Year Ended June 30,
	2006		2005
Net sales:	$ 17,061	100.0%	$ 13,834	100.0%
Cost of sales	10,485	61.5%	6,754	48.8%
Gross Profit	6,576	38.5%	7,080	51.2%

Selling, general and administrative expenses	3,421	20.1%	3,048	22.0%
Research and development costs	2,009	11.8%	1,740	12.6%
Income from Operations	1,146	6.7%	2,292	16.6%

Net interest and other (income)	(7)	(0.0%)	(138)	(1.0%)

Provision for Income Taxes	326	1.9%	581	4.2%
Net Income	$ 827	4.8%	$ 1,849	13.4%

           Net Sales.   Consolidated sales increased 23% or $3,227,000 to $17,061,000 from $13,834,000 for the twelve months ended June 30, 2006, compared to the twelve months ended June 30, 2005.  Approximately 50% of the increase was due to the addition of Pro-Dex Astromec beginning in January 2006.  Medical sales were higher, once again due to the inclusion of the Pro-Dex Astromec medical sales.  Shipments to dental customers increased by 16% even after reflecting a one time $245,000 credit for the Intraflow product that was issued at the completion of the Intravantage asset acquisition in October 2005. The credit reversed sales from the prior fiscal year as the product was returned as a condition of the acquisition.  Sales to industrial customers increased 5% for the same period in the prior year as shipments to a large customer of industrial motors showed renewed strength.  Sales to government and other customers had a 79% year over year increase in 2006 due to the fulfillment of a non-recurring large order in the last quarter of the 2006 fiscal year.

Customer-funded research and development provided $71,000 in revenue in the year ended June 30, 2006, and $566,000 in revenue in the year ended June 30, 2005, reflecting a decrease in development fees billable during the year as engineering efforts were focused on upgrading current products and supporting warranty work.  The results of customer-funded development work are intended to provide long-term exclusive manufacturing agreements and provide the customer with the retention of the intellectual property developed.  The identity of the customer is generally protected by a non-disclosure agreement

Although selective price increases and decreases were implemented in response to market conditions, the majority of the sales growth and declines for each product line is due primarily to changes in sales volume, not the effect of price changes.

The amount of Pro-Dex total sales to each customer type and the year-to-year change is noted in the table below:

	FY	FY	Increase/
Sales by customer type ($'000)	2006	2005	(Decrease)
Dental	$ 3,924	$ 3,368	17%
Medical*	6,312	5,849	8%
Industrial	3,753	3,570	5%
Aerospace*	1,194	--	--
Government research and other	1,878	1,047	79%
Total	$ 17,061	$ 13,834	23%

*Pro-Dex Astromec's sales are primarily to the aerospace and medical markets and became a part of Pro-Dex with the acquisition of substantially all of Astromec's assets in January 2006.  Pro-Dex Astromec's sales were $1,196,000 to aerospace customers and $457,000 to medical customers since the acquisition in the year ended June 30, 2006.

Gross Profit The Company's consolidated gross profit for 2006 decreased $504,000 or 7% compared to the gross profit in the previous year as over $400,000 of warranty costs were incurred plus $309,000 in anticipated costs of repairs of medical devices were accrued for.  Gross profit as a percentage of sales decreased to 39% for the year ended June 30, 2006 compared to 51% for the year ended June 30, 2005.  The warranty issues noted above accounted for 4% of the decreased margin.  Consolidated margins declined an additional 2% due to the Pro-dex Astromec consolidation, as this component business historically had margins in the 20% to 30% range.  Other factors leading to the margin reduction were a slightly lower margin in dental sales, a less favorable sales mix with a decrease in high margin factory automation and research and development sales, and lower capacity utilization.  Gross profit and gross profit percentage were as follows:

	Fiscal Year ended June 30,
	2006	2005	(Decrease)
Gross Profit	$6,576,000	$7,080,000	(7%)
Gross Profit Percentage	39%	51%	(25%)

Selling, general and administrative costs (S, G&A).  S, G & A expenses increased 12% to $3,421,000 for the year ended June 30, 2006 from $3,048,000 for year ended June 30, 2005.  The increase in selling expense is mainly due to expenses associated with the Intraflow product launch of $150,000.  General and administrative costs were higher primarily due to consolidating $125,000 in normal S, G & A costs at Pro-Dex Astromec into the total Pro-Dex S, G&A.  As a percentage of sales, S, G&A costs decreased from 22% to 20% due to the low sales expenditure activity at Pro-Dex Astromec and overall cost containment throughout the company.  S, G & A costs were as follows:

	Fiscal Year ended June 30,
	2006	2005	Increase
Selling	$ 1,191,000	$ 957,000	24%
General and administrative	$ 2,230,000	$ 2,091,000	7%
Total S, G&A	$ 3,421,000	$ 3,048,000	12%
S, G&A Percentage of Sales	20%	22%	(9%)

Research and development costs.  Company funded research and development expenses increased $269,000 to $2,009,000 for the year ended June 30, 2006 from $1,740,000 for the year ended June 30, 2005, an increase of 15%.  The addition of Pro-Dex Astromec added $164,000 to the total consolidated research and development costs, the remainder was due to increased consulting, independent project research costs and recruiting.  Company-funded research and development costs were as follows:

	Fiscal Year ended June 30,
	2006	2005	Increase
Research and Development Costs	$2,009,000	$1,740,000	15%

Operating Profit and Operating Profit Percentage of Sales.  Our consolidated operating profit for the year ended June 30, 2006 decreased to $1,155,000 compared to operating profit of $2,292,000 for the year ended June 30, 2005.  The decrease was due to the reduced gross margin.  Consequently, operating profit as a percentage of sales decreased to 6.8% for the year ended June 30, 2006 compared to 16.6% for the year ended June 30, 2005.  Operating profit and margin were as follows:

	Fiscal Year ended June 30,
	2006	2005	(Decrease)
Operating Profit	$1,146,000	$2,292,000	(50%)
Operating profit Percentage	7%	17%	(59%)

 Royalties and Other Income.  We earned and received $51,000 in royalty payments in the fiscal year 2006, compared to $77,000 in royalty payments in 2005, as the sales upon which the royalty is based were reduced.

Net Interest Income/Expense.  Net interest expense was $25,000 in the year ended June 30, 2006, compared to $21,000 in net interest income in the prior year as the company incurred debt to fund its asset acquisitions in the third quarter and had maintained a positive cash balance and debt-free status in the first six months of the 2006 fiscal year and all of the 2005 fiscal year.

Income Tax Provision.  Our effective income tax rate is 28% for the year ended June 30, 2006, compared to 24% for the year ended June 30, 2005.  Our effective income tax rate in 2006 was increased compared to 2005 primarily due to the reversal of a deferred tax valuation allowance in 2005 of $227,000 due to our sustained profitability.  The deferred tax valuation allowance was originally recorded in the year ended June 30, 2001.  Net realizable deferred tax assets could be reduced if estimates of future profitability are reduced or if future changes in the ownership of the Company occur.

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

            Net Income.  We had net income of $833,000 or $0.09 per share, basic and $0.08 per share diluted for the year ended June 30, 2006 compared to net income of $1,849,000 or $0.20 per share, basic and $0.19 per share diluted for the year ended June 30, 2005.  This decrease is due to the high level of warranty costs as discussed above and associated production inefficiencies.

Liquidity and Capital Resources

The following table presents selected financial statistics and information for the periods indicated:

	Year Ended	Year Ended
	June 30, 2006	June 30, 2005
Cash and cash equivalents	$358,000	$2,584,000
Working Capital¹	$6,087,000	$8,288,000
Credit Line outstanding balance	$900,000	$0
Tangible book value/common share²	$0.81	$1.10
Number of days of sales outstanding (DSO) in
accounts receivable at end of quarter³	66	75

	Year Ended	Year Ended
	June 30, 2005	June 30, 2005
Net cash provided by operations	$55,000	$557,000

1 Working Capital = Ending Current Assets balance - Ending Current liabilities balance

2 Tangible book value/common share = (Total shareholders' equity - Net intangible asset (patents) - Goodwill)/(basic outstanding shares)

3 DSO = Ending Net Accounts Receivable balance/(Previous Quarter Sales/91)

The Company's working capital at June 30, 2006 decreased to approximately $6.1 million compared to approximately $8.3 million at June 30, 2005 as $3.6 million of cash was used as payment for the Intraflow and Astromec asset acquisitions made in 2006.  Cash flow provided by operations was $55,000 in the year ended June 30, 2006 compared to $557,000 for the year ended June 30, 2005.  Cash was provided through continued profitability levels offset by increases in inventory and accounts receivable reflecting the higher sales levels at the end of the fiscal year 2006 and a corresponding inventory build.  Management believes that our working capital needs over the next twelve months can be adequately supported by current operations.

In October 2005, we renewed our credit facility with Wells Fargo Bank N.A. ("Wells Fargo") for borrowings up to $2,000,000.  Its terms require monthly interest payments at either the prime rate of interest (8.25% at June 30, 2006), or LIBOR plus 2.50% (7.875% (one month) to 8.0% (three months) at June 30, 2006), at our discretion, based on outstanding borrowings with no minimum interest charge.  The outstanding borrowings are secured by all assets of the Company.  There was $900,000 outstanding balance under the terms of this credit facility as of June 30, 2006.  The total remaining eligible borrowing capacity at June 30, 2006 was $1,100,000.

In January 2006, we extended the credit facility and entered into a four year term note with Wells Fargo for $1,000,000.  Its terms require monthly interest payments at either the prime rate of interest (8.25% at June 30, 2006), or LIBOR plus 2.50% (7.875% (one month) to 8.0% (three months) at June 30, 2006), at our discretion, based on outstanding borrowings.  The principal payments on the note are $20,833 per month.  The outstanding borrowings are secured by all assets of the Company.  There was an outstanding balance of $895,833 under the terms of this term note as of June 30, 2006.

In March 2006, we entered into a ten year mortgage with Union Bank of California for $1,650,000.  Its terms require monthly interest payments at a fixed rate of 6.73% based on outstanding borrowings.  The principal payments on the mortgage note are based on a 25 year amortization of the note and are $11,379 per month beginning May 1, 2006.  The outstanding borrowings are secured by our Carson City land and building.  There was $1,645,737 outstanding balance under the terms of this mortgage as of June 30, 2006.

There are certain financial and non-financial covenants that we must meet to be in compliance with the terms of the October 2005 Wells Fargo credit facility, as amended, and the Union Bank mortgage.  At June 30, 2006, we were in compliance with all such covenants.

At June 30, 2006, we had cash and cash equivalents of $358,000.  We believe that our cash and cash equivalents on hand, together with cash flows from operations, if any, and amounts available under the credit facility will be sufficient to meet our working capital and capital expenditure requirements for the next year.

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

Recent Accounting Pronouncements

We are subject to the revised requirements of the Statement of Financial Accounting Standards ("SFAS") No. 123 (R) Accounting for Stock-Based Compensation as revised December 2004.  This standard establishes the accounting standards for equity compensation, and will apply to us in the recognition of the cost of stock options awarded based on the grant-date fair value of those awards.  As a small business issuer, the statement is effective for us at the beginning of the first fiscal year that begins after December 15, 2005. Accordingly we will begin to report the expense of vested stock options in our report for the quarter ending September 30, 2006 and will have an earnings effect similar to that currently described in the Note Nine of the consolidated financial statements.

We are subject to the revised requirements of the SFAS No. 151 Inventory Costs - an amendment of ARB No. 43, Chapter 4 as revised November 2004.  This standard amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling cost, and wasted material (spoilage).  This standard is effective for us at the beginning of the first fiscal year that begins after June 15, 2005, which was our fiscal year ending June 30, 2006.  This statement has not had a material effect on our operations or reporting.

In March 2005, the FASB issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations-an interpretation of FASB Statement No. 143 ("FIN 47"). FIN 47 clarifies the term conditional asset retirement obligation and requires a liability to be recorded if the fair value of the obligation can be reasonably estimated. The types of asset retirement obligations that are covered by FIN 47 are those for which an entity has a legal obligation to perform an asset retirement activity; however the timing and/or method of settling the obligation are conditional on a future event that may or may not be within the control of the entity. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective for fiscal years ending after December 15, 2005. The Company adopted the provisions of FIN 47 during fiscal 2006. No conditional asset retirement obligations were recognized and, accordingly, the adoption of FIN 47 had no effect on the Company's consolidated financial statements.

In May 2005, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements (SFAS 154). SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of SFAS 154 will have a material effect on its consolidated financial position, consolidated results of operations, or liquidity.

In June 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 requires recognition of tax benefits that satisfy a greater than 50% probability threshold. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 is effective for us beginning July 1, 2007. The Company does not expect the adoption of FIN No. 48 will have a material effect on its consolidated financial position, consolidated results of operations, or liquidity.

Item 7.   Financial Statements

       The financial statements and supplemental data of the Company may be found in this Report on the pages indicated below.

Item 8.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 8A.   Controls and Procedures.

 The Chief Executive Officer and Chief Financial Officer (the principal executive officer and principal financial officer, respectively) conducted an evaluation of the design and operation of our "disclosure controls and procedures" (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")).  Based on that evaluation for the quarter ended June 30, 2006, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are not effective to ensure that information required to be disclosed by use in the reports filed or submitted by us under the Exchange Act is accumulated, recorded, processed, summarized and reported to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, and to allow timely decisions regarding whether or not disclosure is required.

During the quarter ended June 30, 2006, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.  In the fourth quarter of fiscal 2006, the Chief Executive Officer stepped down from his position and on an interim basis the Chief Financial Officer assumed the Chief Executive Officer position.  As the two executive positions were combined and held by one individual as of June 30, 2006, our internal controls over financial reporting were not effective.  We mitigated this deficiency through a combination of increased documentation and review of the financial statements by the Board.  The Board of Directors was available for consultation and was more active in the review of the operating decisions and the review of the financial statements.

Item 8B.   Other Information - Subsequent Event.

 On April 12, 2006, the Company accepted the resignation and terminated the employment agreement of Patrick Johnson as the Company's Chief Executive Officer. Mr. Johnson remained with the Company as its Executive Vice President and Chief Business Development Officer.  He also remained on the Company's Board of Directors.  Mr. Jeff Ritchey, the Company's Chief Financial Officer, served as interim Chief Executive Officer and continued his duties as Chief Financial Officer, Treasurer and Secretary.  On August 14, 2006.  Mark P. Murphy was appointed as the successor Chief Executive Officer and he assumed such duties on August 31, 2006.  Mr. Murphy is a director of the Company.  Mr. Ritchey resigned the Chief Executive Officer position as of August 30, 2006 and remains with the Company as its Chief Financial Officer and Secretary.

PART III

Item 9.   Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

       Information concerning the Company's Directors and Executive Officers is incorporated by reference from the information contained in the Company's definitive Proxy Statement for the Company's 2006 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended June 30, 2006 (the "Proxy Statement").

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Pro-Dex, Inc.:

We have audited the accompanying consolidated balance sheet of Pro-Dex, Inc. and Subsidiaries (the Company) as of June 30, 2006 and 2005 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the two-year period ended June 30, 2006.  These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pro-Dex, Inc. and Subsidiaries as of June 30, 2006 and 2005, and the results of their operations and their cash flows for each of the two years in the two-year period ended June 30, 2006 in conformity with accounting principles generally accepted in the United States of America.

/s/  Moss Adams LLP

Moss Adams LLP
Los Angeles, California
September 26, 2006

PRO-DEX, INC. and SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	30-Jun-06	30-Jun-05
ASSETS
Current assets:
Cash and cash equivalents	$ 358,000	$ 2,584,000
Accounts receivable, net of allowance for doubtful accounts
of $40,000 at June 30, 2006 and $100,000 at June 30, 2005	3,841,000	3,521,000
Inventories, net	3,980,000	3,145,000
Prepaid expenses	91,000	66,000
Income tax receivable	222,000	96,000
Deferred income taxes	766,000	519,000
Total current assets	9,258,000	9,931,000

Property, plant, equipment and leasehold improvements, net	3,726,000	1,156,000
Other assets:
Goodwill	2,931,000	1,110,000
Intangibles - Patents, net	1,417,000	-
Deferred income taxes	378,000	541,000
Other	44,000	18,000
Total other assets	4,770,000	1,669,000

Total assets	$ 17,754,000	$ 12,756,000

 See notes to unaudited consolidated financial statements.

PRO-DEX, INC. and SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (con't)

	30-Jun-06	30-Jun-05
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Line of credit	$ 900,000	$ -
Accounts payable	952,000	1,158,000
Accrued expenses	971,000	472,000
Income taxes payable	-	13,000
Current portion of term note	250,000	-
Current portion of real estate loan	27,000	-
Current portion of "patent" deferred payable	71,000	-
Total current liabilities	3,171,000	1,643,000

Long-term liabilities:
Term note	646,000	-
Real estate loan	1,619,000	-
Patent deferred payable	245,000	-
Total long-term liabilities	2,510,000	-

Total liabilities	5,681,000	1,643,000

Commitments and contingencies
Shareholders' equity:
Common shares; no par value; 50,000,000 shares authorized;
9,539,792 shares issued and outstanding June 30, 2006
9,449,396 shares issued and outstanding June 30, 2005	16,066,000	15,933,000
Accumulated deficit	(3,993,000)	(4,820,000)

Total shareholders' equity	12,073,000	11,113,000

Total liabilities and shareholders' equity	$ 17,754,000	$ 12,756,000

 See notes to unaudited consolidated financial statements.

PRO-DEX, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Years ended June 30

	2006	2005

Net sales	$ 17,061,000	$ 13,834,000

Cost of sales	10,485,000	6,754,000
Gross profit	6,576,000	7,080,000

Operating expenses:
Selling	1,191,000	957,000
General and administrative expenses	2,230,000	2,091,000
Research and development costs	2,009,000	1,740,000
Total operating expenses	5,430,000	4,788,000

Income from operations	1,146,000	2,292,000

Other:
Other income (expense), net	(19,000)	40,000
Royalty income	51,000	77,000
Interest income (expense), net	(25,000)	21,000
Total	7,000	138,000

Income before income taxes provision	1,153,000	2,430,000

Income taxes provision	326,000	581,000
Net income	$ 827,000	$ 1,849,000

Net Income per share:
Basic	$ 0.09	$ 0.20
Diluted	$ 0.08	$ 0.19

Weighted average shares outstanding - basic	9,502,652	9,106,846
Weighted average shares outstanding - diluted	9,988,569	9,650,980

See notes to consolidated financial statements.

PRO-DEX, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
Years ended June 30

	Preferred Shares		Common Shares

						Receivable
	Number		Number		Accumulated	for Stock
	of Shares	Amount	of Shares	Amount	Deficit	Purchase	Total

Balance 2004	78,129	$ 283,000	8,858,600	$ 15,075,000	$ (6,669,000)	$ (25,000)	$ 8,664,000

Warrants exercised	-	-	99,000	107,000	-	-	107,000
Options exercised	-	-	413,667	468,000	-	-	468,000
Services received	-	-	-	-	-	25,000	25,000
Preferred Stock converted	(78,129)	(283,000)	78,129	283,000	-	-	-

Net Income	-	-	-	-	1,849,000	-	1,849,000

Balance 2005	-	$ -	9,449,396	$ 15,933,000	$ (4,820,000)	$ -	$ 11,113,000

Warrants exercised	-	-	50,000	107,000	-	-	107,000
Options exercised	-	-	40,396	26,000	-	-	26,000

Net Income	-	-	-	-	827,000	-	827,000

Balance 2006	-	$ -	9,539,792	$ 16,066,000	$ (3,993,000)	$ -	$ 12,073,000

See notes to consolidated financial statements.

PRO-DEX, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended June 30
	2006	2005
Cash Flows from Operating Activities:
Net Income	$ 827,000	$ 1,849,000
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	356,000	348,000
Loss on disposal	7,000	-
(Recovery of) Provision for doubtful accounts	(60,000)	60,000
(Recovery of) Reserve for obsolete inventory	502,000	(18,000)
Stock based compensation	-	25,000
Deferred taxes	(84,000)	521,000
Changes in:
(Increase) in accounts receivable	(259,000)	(1,212,000)
(Increase) in inventories	(1,336,000)	(585,000)
(Increase) decrease in prepaid expenses	(25,000)	10,000
(Increase) in other assets	(26,000)	(1,000)
Increase in accounts payable and accrued expenses	292,000	453,000
(Decrease) in income taxes payable	(139,000)	(893,000)
Net Cash provided by Operating Activities	55,000	557,000

Cash Flows From Investing Activities:
Acquisition of Astromec, net of assets acquired	(2,398,000)	-
Proceeds from equipment sale	1,000	-
Purchase of equipment and leasehold improvements	(642,000)	(474,000)
Purchase of Intangible Assets - Patents related to Interflow	(1,167,000)	-

Net Cash (used in) Investing Activities	(4,206,000)	(474,000)

Cash Flows from Financing Activities:
Principal payments on long-term shareholder borrowings	-	(145,000)
Borrowing on Line of Credit	900,000	-
Borrowing on Term Note	1,000,000	-
Principal payments on Term Note	(104,000)	-
Principal payments on Mortgage	(4,000)	-
Proceeds from option and warrant exercise	133,000	576,000

Net Cash provided by Financing Activities	1,925,000	431,000

Net (decrease) increase in Cash and Cash Equivalents	(2,226,000)	514,000
Cash and Cash Equivalents, beginning of period	2,584,000	2,070,000

Cash and Cash Equivalents, end of period	$ 358,000	$ 2,584,000

Supplemental Information
Cash payments for interest	$ 68,000	$ 9,000

Cash payments for income taxes	$ 543,000	$ 943,000

Non-Cash Disclosure of Investing and Financing Activities
Long term payable incurred in acquisition of intangible assets	$ 316,000	$ -
Acquisition of building and land - real estate loan	$ 1,650,000	$ -
Intravantage deferred payable	$ 317,000	$ -

See notes to consolidated financial statements.

PRO-DEX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006 and 2005

NOTE 1 - DESCRIPTION OF BUSINESS

Pro-Dex Inc., specializes in bringing speed to market in the development and manufacture of technology-based solutions that incorporate embedded motion control, miniature rotary drive systems and fractional horsepower DC motors, serving the medical, dental, semi-conductor, scientific research and aerospace markets. Pro-Dex's products are found in hospitals, dental offices, medical engineering labs, commercial and military aircraft, scientific research facilities and high tech manufacturing operations around the world

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

            The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Pro-Dex Astromec, Inc., and Pro-Dex Management, Inc.  Pro-Dex Management, Inc. is a non-operating subsidiary.  All significant inter-company accounts and transactions have been eliminated.

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

 The Company recognized shipping revenue as net sales of $141,000 and $118,000 for the years ended June 30, 2006 and 2005, respectively.  The Company recognizes shipping costs as cost of sales as incurred.  The Company incurred shipping charges of approximately $118,000 and $79,000 for the years ended June 30, 2006 and 2005, respectively.

Cash and Cash Equivalents

The Company considers highly liquid investments with an original maturity of three months or less to be cash equivalents.

Accounts Receivable

Trade receivables are carried at original invoice amount less an estimate made for doubtful accounts based on a review of all outstanding amounts on a monthly basis.  Management determines the allowance for doubtful accounts by identifying troubled accounts and using historical experience applied to an aging of accounts.  Trade receivables are written off when deemed uncollectible.  Recoveries of trade receivables previously written off are offset against the allowance when received. Changes in reserve for allowance for doubtful accounts are as follows for the years ended June 30, 2006 and 2005:

	2006	2005
Balance at the beginning of the year	$100,000	$40,000
Decrease in doubtful accounts	(60,000)	(16,000)
Provision charged to income, net of recoveries of $2,000 in 2006, and $0 in 2005	-	76,000
Balance at the end of the year	$40,000	$100,000

The increase in the allowance during 2005 was the result of a specific allowance related to a single customer that exhibited financial difficulties.  This allowance was reversed in 2006 as it was related to the products associated with the Intravantage assets that we purchased in October, 2006.  As part of the purchase, product was returned and the receivable was eliminated.

Inventories

       Inventories are stated at the lower of cost (the first-in, first-out method) or market and consist of the following at June 30, 2006 and 2005:

	2006	2005
Raw Materials	$1,694,000	$1,421,000
Work in process	495,000	409,000
Development costs under contract	341,000	132,000
Finished goods	2,242,000	1,473,000
Total	$4,772,000	$3,435,000
Reserve for slow moving or obsolete items	(792,000)	(290,000)
Total inventories, net	$3,980,000	$3,145,000

Changes in reserve for slow moving inventory for the years ended June 30, 2006 and 2005 were as follows:

	2006	2005
Balance at the beginning of the year	$290,000	$308,000
Increased reserve	502,000	75,000
Inventory disposed	-	(93,000)
Balance at the end of the year	$792,000	$290,000

Warranties

The warranty accrual is based on historical costs of warranty repairs and expected future identifiable warranty expenses.  We have had warranty expenses in this fiscal year dealing with products introduced in the prior fiscal year.  As of June 30, 2006 we carried a total of $309,000 warranty accrual which was comprised of  $269,000 for future warranty expenses related to the products for which we have had recent high expense levels and $40,000 for our legacy products with a better defined warranty repair history.  Warranty expenses are reflected in the financial statements as Cost of Sales ("COS").  The warranty accrual and expenses for the years ended June 30, 2006 and 2005 are presented below:

Year Ended June 30,
	2006	2005
Beginning Balance	$ 40,000	$ 40,000
Charged to Expense	$ (440,000)	$ (72,000)
Additional accrual	$ 709,000	$ 72,000
Ending Balance	$ 309,000	$ 40,000

Property, Plant & Equipment

       Property, plant and equipment is recorded at cost and consist of the following as of June 30, 2006 and 2005:

	2006	2005
Land	$757,000	-
Building	1,470,000	-
Leasehold Improvements	455,000	$ 453,000
Equipment	4,980,000	3,559,000
Total	$7,662,000	$4,012,000
Accumulated Depreciation	(3,936,000)	(2,856,000)
Total property, plant & equipment, net	$3,726,000	$1,156,000

Depreciation is provided using the straight-line method over the estimated useful lives of the assets as follows: Building - 39 years, equipment -- 3-10 years; and leasehold improvements are depreciated over the shorter of the term of the lease or their estimated useful lives.

Goodwill and Intangible Assets

The Company accounts for Goodwill and Intangible Assets in accordance with SFAS No. 142 "Goodwill and Other Intangible Assets."  SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually.

We performed impairment tests and recorded no impairment charges in fiscal years ended June 30, 2005 or 2006.  We prepare our annual impairment testing on April 1 of each year.  We have compared the estimated carrying value with the estimated fair value of the operations and determined that none of the goodwill recorded as of April 1, 2006 was impaired.  Additionally, during the quarter ended June 30, 2006, management determined that there were no events or circumstances which have occurred, that would indicate an impairment of the goodwill had occurred.

	2006	2005
Goodwill Associated With Micro Motors	$1,110,000	$1,110,000
Goodwill Associated With Astromec	1,821,000	-
Total goodwill, net	$2,931,000	$1,110,000

Intangible assets include the patents associated with the October, 2005 Intravantage asset purchase.  Such patents are amortized over a 15 year period.  Total amortization expense in 2006 and 2005 was $66,000 and $0, respectively.  Future minimum amortization expenses for the fiscal years ending June 30 are:

2007	$99,000
2008	99,000
2009	99,000
2010	99,000
2011	99,000
Total	$495,000

Stock Repurchase Plan

In September 2002, the Company's Board of Directors authorized the repurchase on the open market of up to 500,000 shares of the Company's outstanding Common Stock, subject to compliance with applicable laws and regulations.  There is no requirement that the Company repurchase all or any portion of such shares.  The maximum total value of the repurchase is not to exceed $500,000.  The maximum price per share that can be paid is $1.25.  The repurchase is to be financed with cash generated by operations.  From the inception of the repurchase authorization through the year-end date of June 30, 2003, the Company repurchased 75,700 shares of Common Stock for $43,741, at an average price of $0.58 per share.  No additional shares were repurchased in the twelve months ended June 30, 2005 and 2006.  The stock repurchase plan is currently inactive as the market value per common share has remained above $1.25.

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

Stock Options and Warrants

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

The fair value of each grant is estimated at the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions: no dividend rate for all years; price volatility of 35% to 42% in 2006, of 55% to 66% in 2005; risk-free interest rates of approximately 3.8% to 4.5% in 2006 and 3.3% to 3.8% in 2005; and expected lives of five years.

The following table illustrates the effect on net income and earnings per share had compensation cost for employee stock-based compensation been determined based on the grant date fair values of awards for the years ended June 30, 2006 and 2005, respectively.

		2006	2005
Net Income as reported		$827,000	$1,849,000
	Add stock-based compensation expense included in reported net income, net of related tax effects	-	-
	(Deduct) total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(99,000)	(94,000)
Pro-forma net income		$728,000	$1,755,000

Basic earnings per share	As reported	$0.09	$0.20
	Pro-forma	$0.08	$0.19

Diluted earnings per share	As reported	$0.08	$0.19
	Pro-forma	$0.07	$0.18

Use of Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The Company's operations are affected by numerous factors including market acceptance, changes in technologies and new laws and government regulations and policies. The Company cannot predict what impact, if any, the occurrence of these or other events might have on the Company's operations. Significant estimates and assumptions made by management include, but are not limited to: revenue recognition, the allowance for doubtful accounts, the warranty reserve, the reserve for slow moving or obsolete inventories, the carrying value of long-lived and intangible assets impairment of goodwill, and the recovery of deferred income tax assets.

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

Research and Development

Company funded research and development expenses increased $269,000 to $2,009,000 for the year ended June 30, 2006 from $1,740,000 for the year ended June 30, 2005, an increase of 15.5 percent.  Consolidating Pro-Dex Astromec, the Company's wholly owned subsidiary, accounted for $164,000 of the increase and the remainder was attributable to increased internal costs and external engineering consulting fees for product improvement, specialty design and validation work.  Company-funded research and development costs were as follows:

	Fiscal Year ended June 30,
	2006	2005	Increase
Research and Development Costs	$2,009,000	$1,740,000	15.5%

Company-funded research and development supports the development of generic rotary drive and motion control platforms.  We seek customer-funded projects to customize these platforms to specific customer requirements.  Company-funded research and development projects are generally expected to convert to customer-funded projects within six to eighteen months.  Company funded project costs are expensed as incurred.

Customer-funded research and development effort is the work performed for and funded by specific customers under the terms of formal research and development agreements.  These efforts are generally for specific applications of the generic platforms developed by the Company-funded research.  These projects typically take place within twelve months of the generic development work being completed.  We recognize revenue under these research and development agreements as certain deliverables are completed as specified in each development contract.  The research and development costs associated with these efforts are capitalized as inventory and recognized as costs of sales when the contracted deliverable is made, matching the cost to the revenue.

 Customer-funded research and development provided $71,000 in revenue in the year ended June 30, 2006, and $566,000 in revenue in the year ended June 30, 2005, reflecting a decrease in development fees billable during the quarter as engineering efforts were focused on upgrading current products and supporting warranty work.  The results of customer-funded development work are intended to provide long-term exclusive manufacturing agreements and provide the customer with the retention of the intellectual property developed.  The identity of the customer is generally protected by a non-disclosure agreement.

For customer-funded development projects, costs are capitalized and recognized as a cost of sales when specific deliverables within the development contracts are produced, matching the costs to the revenue. In the year ended June 30, 2006, $54,000 was recognized as cost of sales, compared to $144,000 recognized as cost of sales in the year ended June 30, 2005, reflecting a decrease in costs associated with the development fees billable during the quarter.

The disclosure of customer names, project status and economic impact of projects that are fundamental to the Company's business strategy is prohibited in many cases by confidentiality agreements.

NOTE 3 - BANK DEBT

In October 2005, we renewed our credit facility with Wells Fargo Bank N.A. ("Wells Fargo") for borrowings up to $2,000,000.  Its terms require monthly interest payments at either the prime rate of interest (8.25% at June 30, 2006), or LIBOR plus 2.50% (7.875% (one month) to 8.0% (three months) at June 30, 2006), at our discretion, based on outstanding borrowings with no minimum interest charge.  The outstanding borrowings are secured by all assets of the Company.  There was $900,000 outstanding balance under the terms of this credit facility as of June 30, 2006.  The total remaining eligible borrowing capacity at June 30, 2006 was $1,100,000.

In January 2006, we extended the credit facility and entered into a four year term note with Wells Fargo for $1,000,000.  Its terms require monthly interest payments at either the prime rate of interest (8.25% at June 30, 2006), or LIBOR plus 2.50% (7.875% (one month) to 8.0% (three months) at June 30, 2006), at our discretion, based on outstanding borrowings.  The principal payments on the note are $20,833 per month.  The outstanding borrowings are secured by all assets of the Company.  There was an outstanding balance of $895,833 under the terms of this term note as of June 30, 2006.

In March 2006, we entered into a ten year mortgage with Union Bank of California for $1,650,000.  Its terms require monthly interest payments at a fixed rate of 6.73% based on outstanding borrowings.  The principal payments on the mortgage note are based on a 25 year amortization of the note and are $11,379 per month beginning May 1, 2006.  The outstanding borrowings are secured by our Carson City land and building.  There was $1,645,737 outstanding balance under the terms of this mortgage as of June 30, 2006.

There are certain financial and non-financial covenants that we must meet to be in compliance with the terms of the October 2005 Wells Fargo credit facility, as amended, and the Union Bank mortgage.  At June 30, 2006, we were in compliance with all such covenants.

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

NOTE 5 - COMMITMENTS AND CONTINGENCIES

The Company leases its existing office and warehouse facilities in Santa Ana, California and Beaverton, Oregon.  The Santa Ana lease expires in June 2007 and the Beaverton lease expires in October 2007.  The Santa Ana lease includes two one year consecutive options to extend the lease.  The Beaverton facility has an option to renew for either a three or five year term.  These leases require the Company to pay insurance, taxes, and other expenses related to the leased space.  Total rent expense in 2006 and 2005 was $333,000 and $303,000, respectively.  Future minimum lease payments for the fiscal years ending June 30 are:

2007	$294,000
2008	38,000
Total	$332,000

Our manufacture and distribution of certain products involves a risk of legal action, and, from time to time, we are named as defendants in lawsuits. It is not reasonably possible to estimate the awards or damages, or the range of awards or damages, if any, we might incur in connection with such litigation.  Management is not aware of any actual, pending or threatened litigation at this time.

NOTE 6 - Income Taxes

The income taxes provisions for the years ended June 30, 2006 and 2005 are as follows:

		Fiscal Year ended June 30,
		2006	2005
Current:
	Federal	$ 421,000	$ 69,000
	State	(10,000)	(9,000)
Deferred:
	Federal	(91,000)	472,000
	State	6,000	49,000
Provision for Income taxes		$ 326,000	$ 581,000

A reconciliation of expected tax to the amount computed by applying the federal statutory income tax rates to income before income taxes is as follows:

	Fiscal Year ended June 30,
	2006	2005

Federal income tax at the statutory rate	$ 392,000	$ 826,000
Change in valuation allowance for deferred tax assets	-	(227,000)
State Income taxes, net of federal tax benefit	(3,000)	77,000
Tax Credits	(43,000)	(98,000)
Tax effect of non-deductible items	(4,000)	6,000
Other	(16,000)	(3,000)
Provision for Income taxes	$ 326,000	$ 581,000

Deferred income tax assets and liabilities in the accompanying consolidated balance sheet at June 30, 2006 and 2005 are as follows:

Current Deferred income tax assets	Fiscal Year ended June 30,
	2006	2005

Deferred tax assets
Accrued expenses	$ 231,000	$ 139,000
Inventories	440,000	198,000
Income tax credit carry forwards	124,000	191,000
Total deferred tax assets	795,000	528,000

Deferred tax liabilities
State taxes	$ (29,000)	$ (9,000)
Total deferred tax liabilities	(29,000)	(9,000)

Net Current Deferred tax assets	$ 766,000	$ 519,000

Long Term Deferred income tax assets	Fiscal Year ended June 30,
	2006	2005

Deferred tax assets
Intangible assets	$ 594,000	$ 793,000
Total deferred tax assets	594,000	793,000

Deferred tax liabilities
State taxes	$ (94,000)	$ (110,000)
Depreciation	(122,000)	(142,000)
Total deferred tax liabilities	(216,000)	(252,000)

Net Deferred tax assets	$ 378,000	$ 541,000

The Company has tax credits of $124,000 and $191,000 for June 30, 2006 and 2005, respectively that can be carried forward indefinitely until fully utilized.

The Company maintained a valuation allowance to reduce certain deferred tax assets to amounts that are more likely than not to be realized. In the year ending June 30, 2005, the Company reversed its valuation allowance for these deferred tax assets due to our sustained profitability.  Management believes that it is more likely than not that all deferred tax assets will be realized.

The Company is going through an audit by the Internal Revenue Service (IRS) for the fiscal year ending June 30, 2004.  Management does not believe there will be any material adjustment resulting from the audit.

NOTE 7 - SHAREHOLDERS' EQUITY

Stock Options

The Board of Directors and the shareholders of the Company have approved and adopted two stock option plans, pursuant to which options to purchase an aggregate of 2,000,000 shares of common stock that may be granted to officers, directors, and employees of the Company.  The employee stock option plan had 1,500,000 options to purchase shares and the directors plan had 500,000 options to purchase shares.  There are 88,045 options to purchase shares remaining under the employee option plan, and 240,000 options to purchase shares remaining under the directors option plan for a total of 328,045 shares remaining under both option plans at June 30, 2006 that are available to grant in future years.  Transactions involving the Company's stock options for the years ended June 30, 2006 and 2005 are summarized as follows:

	2006		2005
		Weighted-Average		Weighted-Average
Fixed Options	Shares	Exercise Price	Shares	Exercise Price
Outstanding at beginning of year	1,046,816	$ 1.40	1,441,405	$ 1.24
Granted	230,000	2.82	150,000	2.52
Exercised	(50,000)	0.81	(413,667)	1.13
Forfeited	(22,500)	1.92	(130,922)	1.42
Outstanding at end of year	1,204,316	$ 1.68	1,046,816	$ 1.40

Exercisable at end of year	900,566	$ 1.43	823,691	$ 1.37

Weighted-average fair value per
Option granted during the year		$1.08		$1.40

A further summary concerning fixed options outstanding June 30, 2006, is as follows:

	Options Outstanding			Options Exercisable
		Weighted-Average	Weighted-Average		Weighted-Average
Range of	Number	Remaining	Exercise	Number	Exercise
Exercise Price	Outstanding	Contractual Life	Price	Outstanding	Price
$0.35 to $0.81	366,816	5.7 years	$ 0.63	346,816	$ 0.63
$1.08 to $1.42	210,000	5.8 years	1.27	210,000	1.27
$1.66 to $2.18	292,500	5.1 years	2.02	228,750	2.06
$2.44 to $3.30	335,000	8.7 years	2.81	115,000	2.89

	1,204,316	6.9 years	$ 1.68	900,566	$ 1.43

The option plans are substantially similar, call for vesting as approved by the Board of Directors, and allow for the options to be outstanding for a period of up to ten years.

Stock Warrants

In prior years, we issued warrants to acquire shares of common stock. At June 30, 2006, warrants to acquire 100,000 shares of common stock were outstanding. These warrants are fully vested, have a weighted-average exercise price of $1.25, and with a weighted-average remaining life of 3.0 years.  In July 2005, warrants representing 13,000 common shares expired unused.  In October 2005, warrants representing 50,000 common shares were exercised in full at a price of $2.13 for a total of $106,500.

Preferred Shares

In January 2005, 78,129 Preferred Stock shares representing 100% of all Preferred stock shares outstanding were converted to 78,129 shares of Common Stock, leaving no Preferred Stock shares outstanding.  We received no cash proceeds from the conversion.

Note 9 - Net INCOME per share

            The following table reconciles the weighted average shares outstanding for basic and diluted net income per share for the years ended June 30 as indicated.

	2006	2005
Net income	$ 833,000	$ 1,849,000
Basic net income per common share:
Weighted average of common shares outstanding	9,502,652	9,106,846
Basic net income per common share	$ 0.09	$ 0.20

Diluted net income per share:
Weighted average of common shares outstanding	9,502,652	9,106,846
Effect of potentially dilutive securities (options)	454,553	502,704
Effect of potentially dilutive securities (warrants)	31,264	41,430
Weighted average number of common shares outstanding - Diluted	9,988,569	9,650,980
Diluted net income per common share	$ 0.08	$ 0.19

Note 10 - MAJOR CUSTOMERS

The Company had two Major Customers (defined as a customer that represents greater than 10% of the Company's total revenues) in the year ended June 30, 2006 and had one Major Customer in the year ended June 30, 2005.  One of the Major Customers in 2006 was the same customer as in 2005.   Net sales to the two Major Customers in 2006 amounted to $5,696,000 and at June 30, 2006 the accounts receivable included a balance of $1,100,000 due from these two Major Customers.  Net sales to the one Major Customer in 2005 amounted to $2,385,000 and at June 30, 2005 the accounts receivable included a balance of $964,000 due from this Major Customer.

NOTE 11.       INTRAVANTAGE ASSET ACQUISITION

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

INTRAVANTAGE
PURCHASE PRICE ALLOCATION

ASSETS
Other assets:
Intangible - patent, net	1,477,000

Total assets	$ 1,477,000

LIABILITIES AND SHAREHOLDERS' EQUITY

Deferred payment	358,000
Total liabilities	358,000

Commitments and contingencies
Total shareholders' equity	1,119,000

Total liabilities and shareholders' equity	$ 1,477,000

NOTE 12.       ASTROMEC ASSET ACQUISITION

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

ASTROMEC
PURCHASE PRICE ALLOCATION

ASSETS
Current assets:
Cash and cash equivalents	$ 11,000
Accounts receivable	341,000
Inventories, net	567,000
Prepaid expenses	9,000
Total current assets	928,000

Property, plant, and equipment, net	299,000

Other assets:
Goodwill	1,747,000

Total assets	$ 2,974,000

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 246,000
Accrued expenses	58,000
Deferred payment	70,000
Total current liabilities	374,000

Total liabilities	374,000

Commitments and contingencies
Shareholders' equity:
Common shares; no par value; 1,000 shares authorized	2,600,000

Total shareholders' equity	2,600,000

Total liabilities and shareholders' equity	$ 2,974,000

PRO-DEX, INC. AND SUBSIDIARIES
Pro Forma Condensed Consolidated Statement of Operations with Astromec for the Year Ended June 30, 2005
(in thousands, except per share data)

	Pro-Dex	Astromec	Totals
Sales	$13,834	$2,517	$16,351

Net income (loss)	$ 1,849	$ (92)	$ 1,757

Net Income Per Share - Basic	$0.20		$0.19
Net Income Per Share - Diluted	$0.19		$0.18

Shares Outstanding - Basic	9,107		9,107
Shares Outstanding - Diluted	9,651		9,651

PRO-DEX, INC. AND SUBSIDIARIES
Pro Forma Condensed Consolidated Statement of Operations with Astromec for the Year Ended June 30, 2006
(in thousands, except per share data)

	Pro-Dex	Astromec	Totals
Sales	$17,061	$1,408	$18,469

Net income (loss)	$ 833	$ (21)	$ 812

Net Income Per Share - Basic	$0.09		$0.09
Net Income Per Share - Diluted	$0.08		$0.08

Shares Outstanding - Basic	9,502		9,502
Shares Outstanding - Diluted	9,989		9,989

NOTE 13.       REAL PROPERTY ACQUISITION

On January 3, 2006, the Company entered into escrow with respect to a Purchase and Sale Agreement with M. D. Glover, Inc., whereby the Company purchased 4.4 acres of real property and a 20,000 square foot industrial building and related improvements located in Carson City, Nevada for $2,200,000.  Our Pro-Dex Astromec operations are conducted at the acquired properties.  On March 30, 2006, the Company completed its purchase of the property and closed escrow.

NOTE 14.       SUBSEQUENT EVENT

On April 12, 2006, the Company accepted the resignation and terminated the employment agreement of Patrick Johnson as the Company's Chief Executive Officer. Mr. Johnson remained with the Company as its Executive Vice President and Chief Business Development Officer.  He also remained on the Company's Board of Directors.  Mr. Jeff Ritchey, the Company's Chief Financial Officer, served as interim Chief Executive Officer and continued his duties as Chief Financial Officer, Treasurer and Secretary.  On August 14, 2006.  Mark P. Murphy was appointed as the successor Chief Executive Officer and he assumed the duties on August 31, 2006.  Mr. Murphy is a member of our Board of Directors.  Mr. Ritchey resigned the Chief Executive Officer position as of August 30, 2006 and remains with the Company as its Chief Financial Officer and Secretary.

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

2.4	Merger agreement of Micro Motors Inc. into Pro-Dex Inc. dated June 28, 2004 (incorporated herein by reference to Exhibit 2.4 of Form 10-KSB filed September 28, 2004).
2.5	Merger agreement of Oregon Micro Systems Inc. into Pro-Dex Inc. dated June 28, 2004 (incorporated herein by reference to Exhibit 2.5 of Form 10-KSB filed September 28, 2004).
2.6	Merger agreement of PDMI Subsidiary B Inc. into Pro-Dex Management Inc. dated June 28, 2004 (incorporated herein by reference to Exhibit 2.6 of Form 10-KSB filed September 28, 2004).
3.1	Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to Pro-Dex, Inc. Registration Statement No. 33-74397).
3.2	Bylaws (incorporated herein by reference to Exhibit 3.2 to Pro-Dex, Inc. Registration Statement No. 33-74397).
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

10.30	Micro Motors Credit and Security Agreements with WFBCI (incorporated herein by reference to Company's Form 10-KSB filed October 1, 2002).
10.31	OMS Credit and Security Agreements with WFBCI (incorporated herein by reference to Company's Form 10-KSB filed October 1, 2002).
10.32*	Employment agreement as amended with Patrick Johnson dated April 3, 2000, amended September 6, 2002 (incorporated herein by reference to Exhibit 10.33 of Form 10-KSB filed September 28, 2004).
10.33	Asset Purchase Agreement, dated October 31, 2005 between IntraVantage, Inc. (incorporated herein by reference to the Form 8-K filed November 2, 2005)
10.34	Exclusive License Agreement, dated October 31, 2005, between Pro-Dex, Inc. and IntraVantage, Inc. (incorporated herein by reference to the Form 8-K filed November 2, 2005)
10.35	Royalty Agreement, dated October 31, 2005, between Pro-Dex, Inc. and IntraVantage, Inc. (incorporated herein by reference to the Form 8-K filed November 2, 2005)
10.36*	Employment agreement with Patrick Johnson dated November 22, 2005 (incorporated herein by reference to the Form 8-K filed November 28, 2005)
10.37

Asset Purchase Agreement, dated January 5, 2006 between Pro-Dex, Astromec, Inc., Astromec, Inc., M.D. Glover, Inc., Malcolm D. Glover, Jr., and Malcolm D. Glover, Sr. (incorporated herein by reference to the Form 8-K filed January 6, 2006)

10.38	Purchase and Sale Agreement and Escrow Instructions, dated January 3, 2006, between Pro-Dex, Inc. and M.D. Glover, Inc. (incorporated herein by reference to the Form 8-K filed January 6, 2006)

10.39	Term Note, dated January 4, 2006, by Pro-Dex, Inc. and Wells Fargo Bank, National Association (incorporated herein by reference to the Form 8-K filed January 6, 2006)
10.40	Loan Agreement, dated January 4, 2006, between Pro-Dex, Inc. and Wells Fargo Bank, National Association (incorporated herein by reference to the Form 8-K filed January 6, 2006)
10.41

Promissory Note, dated March 4, 2006, effective March 30, 2006, by Pro-Dex, Inc. in favor of Union Bank of California, National Association  (incorporated herein by reference to the Form 8-K filed April 3, 2006)

10.42

Loan Agreement, dated March 4, 2006, effective March 30, 2006, by Pro-Dex, Inc. in favor of Union Bank of California, National Association  (incorporated herein by reference to the Form 8-K filed April 3, 2006)

10.43*	Termination of employment agreement with Patrick Johnson dated November 22, 2005 (incorporated herein by reference to the Form 8-K filed April 24, 2006)
10.44* [x]	Employment Agreement with Mark Murphy dated August 14, 2006
21.0[x]	List of Subsidiaries: Pro-Dex, Inc., Pro-Dex Astromec, Inc, Pro-Dex Management, Inc.
23.1 [x]	Consent Letter of Moss Adams LLP
31.1 [x]	Certification of the Chief Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 [x]	Certification of the Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32 [x]	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Denotes management contract or compensatory arrangement required to be filed as an exhibit to the Form 10-KSB.

x Filed Herewith

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRO-DEX INC.
/ s / Mark P. Murphy
---------------------------------
Mark P. Murphy
President, Chief Executive Officer and Director
(Principal Executive Officer)

In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/ s / Mark P. Murphy	September 27, 2006
---------------------------------	------------------------------------
Mark P. Murphy	Date
President, Chief Executive Officer and Director
(Principal Executive Officer)

/ s / Jeffrey J. Ritchey	September 27, 2006
---------------------------------	-------------------------------------
Jeffrey J. Ritchey	Date
Treasurer, Chief Financial Officer & Secretary
(Principal Financial and Accounting Officer)

/ s / George J. Isaac	September 27, 2006
----------------------------------	----------------------------------------
George J. Isaac	Date
Director

/ s / Michael Mesenbrink	September 27, 2006
---------------------------------	----------------------------------------
Michael Mesenbrink	Date
Director

/ s / Valerio Giannini --------------------------------- Valerio Gianinni	September 27, 2006 ----------------------------------------
Director	Date

/ s / Patrick Johnson --------------------------------- Patrick Johnson	September 27, 2006 ----------------------------------------
Director	Date

End of Filing