Form 10QSB
period 2006-09-30
PRO DEX INC
filed 2006-11-14
CIK 788920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2006

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

Yes [ ] No [X]

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock outstanding as of the latest practicable date: 9,548,992 shares of Common Stock, no par value, as of November 3, 2006.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

Item 1. Financial Statements

PRO-DEX, INC. and SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
	September 30, 2006 (unaudited)	June 30,2006 (audited)
ASSETS
Current assets:
Cash and cash equivalents	$295,000	$358,000
Accounts receivable, net of allowance for doubtful
accounts of $71,000 at September 30 and $40,000 at June 30	3,415,000	3,841,000
Inventories, net	4,311,000	3,980,000
Prepaid expenses	198,000	91,000
Income tax receivable	86,000	222,000
Deferred income taxes	766,000	766,000
Total current assets	9,071,000	9,258,000

Property, plant, equipment and leasehold improvements, net	3,757,000	3,726,000
Other assets:
Goodwill	2,997,000	2,931,000
Intangibles - Patents, net	1,395,000	1,417,000
Deferred income taxes	378,000	378,000
Other	63,000	44,000
Total other assets	4,833,000	4,770,000

Total assets	$17,661,000	$17,754,000

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Credit Line	$400,000	$900,000
Accounts payable	1,259,000	952,000
Accrued expenses	871,000	971,000
Current poriton of term note	250,000	250,000
Current poriton of real estate loan	27,000	27,000
Current poriton of "patent" deferred payable	71,000	71,000
Total current liabilities	2,878,000	3,171,000

Long-term liabilities
Term note	584,000	646,000
Real estate loan	1,612,000	1,619,000
Patent deferred payable	245,000	245,000
Total long-term liabilities	2,441,000	2,510,000

Total liabilities	5,319,000	5,681,000

Commitments and contingencies
Shareholders' equity:
Common shares; no par value; 50,000,000 shares authorized;
9,548,992 shares issued and outstanding September 30, 2006,
9,539,792 shares issued and outstanding June 30, 2006,	16,094,000	16,066,000
Accumulated deficit	(3,752,000)	(3,993,000)

Total shareholders' equity	12,342,000	12,073,000

Total liabilities and shareholders' equity	$17,661,000	$17,754,000

See notes to consolidated financial statements.

PRO-DEX, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Three months ended September 30 (unaudited)

	2006	2005

Net sales	$5,234,000	$3,763,000

Cost of sales	3,253,000	2,072,000
Gross profit	1,981,000	1,691,000

Operating expenses:
Selling	338,000	255,000
General and administrative expenses	569,000	586,000
Research and development costs	647,000	442,000
Total operating expenses	1,554,000	1,283,000

Income from operations	427,000	408,000

Other income (expense):
Royalty income	7,000	11,000
Other income (expense)	-	(6,000)
Interest income (expense)	(54,000)	22,000
Total	(47,000)	27,000

Income before provision for income taxes	380,000	435,000

Provision for income taxes	138,000	173,000
Net income	$242,000	$262,000

Net Income per share:
Basic	$0.03	$0.03
Diluted	$0.02	$0.03

Weighted average shares outstanding - basic	9,540,992	9,452,780
Weighted average shares outstanding - diluted	9,791,882	10,046,745

See notes to consolidated financial statements.

PRO-DEX, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three months ended September 30 (unaudited)

	2006	2005
Cash Flows from Operating Activities:
Net Income	$242,000	$262,000
Adjustments to reconcile net income to net cash provided by in operating activities:
Depreciation and amortization	114,000	105,000
Bad debt expense	31,000	20,000
Vested option expense	26,000	-
Reserve for obsolete inventory	90,000	71,000
Deferred taxes	-	(67,000)
Changes in:
Decrease in accounts receivable	395,000	609,000
(Increase) in inventories	(421,000)	(242,000)
(Increase) in prepaid expenses	(107,000)	(173,000)
(Increase) in other assets	(19,000)	(2,000)
Increase (decrease) in accounts payable and accrued expenses	205,000	(408,000)
Decrease in income taxes receivable	135,000	183,000
Net Cash provided by Operating Activities	691,000	358,000

Cash Flows From Investing Activities:
Additions to Astromec acquisition cost	(66,000)	-
Additions to Intangible assets - Patents related to Intraflow	(2,000)	-
Purchases of equipment and leasehold improvements	(120,000)	(55,000)

Net Cash (used in) Investing Activities	(188,000)	(55,000)

Cash Flows from Financing Activities:
Net (payments) on line of credit	(500,000)	-
Principal (payments) on term note	(63,000)
Principal (payments) on mortgage	(6,000)
Proceeds from option exercise	3,000	6,000

Net Cash (used in) provided by Financing Activities	(566,000)	6,000

Net (Decrease) Increase in Cash and Cash Equivalents	(63,000)	309,000
Cash and Cash Equivalents, beginning of period	358,000	2,584,000

Cash and Cash Equivalents, end of period	$295,000	$2,893,000

Supplemental Information
Cash payments for interest	$70,000	$-
Cash payments for income taxes	$-	$55,000

See notes to consolidated financial statements.

PRO-DEX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Pro-Dex, Inc. ("We", "us", "our", "Pro-Dex" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the audited financial statements presented in our Annual Report for the fiscal year ended June 30, 2006. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results of operations for such interim periods are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2006.

NOTE 2. INVENTORIES

Inventories are stated at the lower of cost (the first-in, first-out method) or market and consist of the following:

	September 30, 2006	June 30, 2006
	(unaudited)
Raw Materials	$1,892,000	$1,694,000
Work in process	793,000	495,000
Development costs under contract	311,000	341,000
Finished goods	2,197,000	2,242,000
Total	$5,193,000	$4,772,000
Reserve for slow moving items	(882,000)	(792,000)
Total inventories, net	$4,311,000	$3,980,000

NOTE 3. GOODWILL

We account for goodwill in accordance with SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142.

In accordance with the requirements of SFAS No. 142, we performed impairment tests and recorded no impairment charges in fiscal years ended June 30, 2005 or 2006. We prepare our annual impairment testing on April 1 of each year. Management determined that there were no events or circumstances that have occurred that would indicate an impairment of the goodwill during the three-month period ended September 30, 2006.

NOTE 4. WARRANTY

The warranty reserve is based on historical costs of warranty repairs and expected future identifiable warranty expenses. We have had warranty expenses in this fiscal year dealing with products introduced in the prior fiscal year. As of September 30, 2006 we carried a warranty reserve of $321,000 which was comprised of $281,000 for future warranty expenses related to new products introduced in the prior fiscal year, and $40,000 for our legacy dental and industrial products. Warranty expenses are reflected in the financial statements as Cost of Sales ("COS"). The total net warranty expense reflected in the COS for the quarter ended September 30, 2006 was $200,000. The warranty accrual and expenses for the three-months ended September 30, 2006 and 2005 are presented below:

	Three months Ended Sept. 30,
	2006	2005
Beginning Balance	$309,000	$42,000
Actual expenditures	$(189,000)	$(32,000)
Additional accrual	$201,000	$32,000
Ending Balance	$321,000	$42,000

NOTE 5. NET INCOME PER SHARE

The following table reconciles the weighted average shares outstanding for basic and diluted net income per share for the periods indicated (unaudited).

	Three Months Ended September 30,
	2006	2005
Net income	$242,000	$262,000
Basic net income per common share:
Weighted average number of common shares outstanding	9,540,992	9,452,780
Basic net income per common share	$0.03	$0.03

Diluted net income per share:
Weighted average of common shares outstanding	9,540,992	9,452,780
Effect of potentially dilutive securities (options)	239,592	548,916
Effect of potentially dilutive securities (warrants)	11,298	45,049
Weighted average number of common and shares -
Diluted	9,791,882	10,046,745
Diluted net income per common share	$0.02	$0.03

NOTE 6. CREDIT FACILITIES

In October 2005, we renewed our credit facility with Wells Fargo Bank N.A. ("Wells Fargo") for borrowings up to $2,000,000. Its terms require monthly interest payments at the prime rate of interest (8.25% at September 30, 2006); or LIBOR plus 2.50% (7.75% (one month) to 8.0% (three months) at September 30, 2006), at our discretion, based on outstanding borrowings with no minimum interest charge. There is an unused line fee of .175% calculated and paid quarterly based on the average available unused balance of the credit line. All assets of the Company secure the outstanding borrowings. There was a $400,000 outstanding balance under the terms of this credit facility as of September 30, 2006. The total eligible additional borrowing capacity at September 30, 2006 was $1,600,000.

In January 2006, we extended the credit facility and entered into a 4-year term note with Wells Fargo for $1,000,000. Its terms require monthly interest payments at either the prime rate of interest (8.25% at September 30, 2006), or LIBOR plus 2.50% at various maturities ranging from one month at 7.75% to three months at 8.0% at September 30, 2006, at our discretion, based on outstanding borrowings. The principal payments on the note are $20,833 per month. All assets of the Company secure the outstanding borrowings. There was $833,333 outstanding balance under the term note as of September 30, 2006.

In March 2006, we entered into a 10-year mortgage with Union Bank of California for $1,650,000. Its terms require monthly interest payments at a fixed rate of 6.73% based on outstanding borrowings. The principal payments on the mortgage note are based on a 25-year amortization of the note and are $11,379 per month beginning May 1, 2006. The outstanding borrowings are secured by our Carson City land and building. There was $1,639,253 outstanding balance under the terms of this mortgage as of September 30, 2006.

There are certain financial and non-financial covenants that we must meet to be in compliance with the terms of the October 2005 Wells Fargo credit facility, as amended, and the Union Bank mortgage. At September 30, 2006, management believes that the Company was in compliance with all such covenants.

NOTE 7. INCOME TAXES

Deferred income taxes are provided on a liability method whereby deferred tax assets and liabilities are recognized for temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. We have tax credit carry forwards totaling $124,000 for state tax purposes that do not expire and can be carried forward indefinitely until fully utilized.

Significant management judgment is required in determining our provision for income taxes and the recoverability of our deferred tax asset. Such determination is based on our estimates of future taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to establish a valuation allowance, which could result in a tax provision up to the carrying value of our deferred tax assets.

NOTE 8. STOCK OPTIONS

We adopted the revised requirements of the Statement of Financial Accounting Standards ("SFAS") No. 123 (R) Accounting for Stock-Based Compensation as revised December 2004.  This standard establishes the accounting standards for equity compensation, and applied to us in the recognition of the cost of stock options and stock based compensation awarded based on the grant-date fair value of those awards.  As a small business issuer, the statement is effective for us at the beginning of the first fiscal year that begins after December 15, 2005.  Accordingly we began to report the expense of vested stock options and stock based compensation in our report for the quarter ending September 30, 2006.

The Board of Directors and the shareholders of the Company have approved and adopted two stock option plans, pursuant to which options to purchase an aggregate of 2,000,000 shares of common stock may be granted to officers, directors, and employees of the Company.  The Employee's Plan authorizes 1,500,000 options to purchase shares and the Director's Plan authorizes 500,000 options to purchase shares.  Option awards are generally made with an exercise price equal to the market price of our stock at the date of the grant; and generally fully vest after 6 months of continuous service for directors and incrementally vest over 5 years of continuous service for employees.  Both plans have a 10-year term.  The aggregate compensation cost that has been charged  against income for those plans was $26,000 for the quarter ended September 30, 2006.

 There are 98,045 options to purchase shares remaining under the Employee's Plan, and 210,000 options to purchase shares remaining under the Director's Plan - for a total of 308,045 shares remaining under both option plans at June 30, 2006 that are available to grant in future periods.  Transactions involving the Company's stock options for the years ended June 30, 2006 and 2005 are summarized as follows:

			Weighted-Average	Aggregate
Options	Shares	Weighted-Average Exercise Price	Remaining Contractural Term	Intrinsic Value
Outstanding at beginning of year	1,204,316	$ 1.68
Granted	50,000	1.60
Exercised	(20,000)	0.81
Forfeited	(30,000)	2.57
Outstanding at end of period	1,204,316	$ 1.67	6.26	$ 378,000

Exercisable at end of period	966,816	$ 1.50	5.69	$ 378,000

A summary of the status of our nonvested shares as of September 30, 2006 and changes during the quarter ended September 30, 2006 is presented below:

		Weighted-Average
Nonvested Shares	Shares	Grant -Date Vair Falue
Nonvested at June 30, 2006	303,750	$ 2.43
Granted	50,000	1.60
Vested	(88,750)	2.05
Forfeited	(27,500)	2.63
Nonvested at September 30, 2006	237,500	$ 2.38

During the quarter and fiscal year-to-date ended September 30, 2006, the Company granted 30,000 Common Stock Options under the Director's Plan exercisable at an average per share price of $1.63 (fair value $0.96 per option) and 20,000 Common Stock Options under the Employee's Plan exercisable at an average per share price of $1.55 (fair value $1.05 per option).

The fair value of each grant is estimated at the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions: no dividend rate for all years; price volatility of 54% to 63%, risk-free interest rate of approximately 4.7% to 5.1%.  The risk free rate is based on the applicable U.S. Treasury yield curve in effect at the time of the grant.  Expected volatility is based on the changes in the historical monthly closing prices of the shares.  The assumed expected lives are between 5.25 to 7.5 years and based for each grant on the simplified calculation method.

During the quarter ended September 30, 2006, the Company granted 450,000 Stock Appreciation Rights ("SAR") possessing an average benchmark per share price of $1.53 (fair value $0.67 per SAR).

The fair market value of each SAR is estimated at the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions: no dividend rate for all years; price volatility of 51% to 565, risk-free interest rate of approximately 4.7%; and expected life of 3 to 4 years.  The compensation cost that has been charged to against income for the SAR was $6,000 for the quarter ended September 30, 2006.

As of September 30, 2006, there was $517,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plans and SARs.  The cost is expected to be recognized over a weighted average period of four years on a straight line basis.  None of the compensation cost is capitalized in the cost of the assets of the company.

		Three Months Ended
		30-Sep-05
Net income as reported:		$262,000
	Add stock-based employee
	compensation expense included
	in reported net income, net of
	related tax effects
	(Deduct) total stock-based
	employee and director
	compensation expense
	determined under fair value
	based method for all awards,
	net of related tax effects	(8,000)
Pro-forma net income:		$254,000
Basic earnings per share	As reported	$0.03
	Pro-forma	$0.03
Diluted earnings per share:	As reported	$0.03
	Pro-forma	$0.03

NOTE 9. MAJOR CUSTOMERS

The Company had two major customers (defined as a customer that represents greater than 10% of the Company's total revenues) in the three months ended September 30, 2006 and 2005. Net sales to these customers during the three months ended September 30, 2006 amounted to $1,258,000 and $719,000, respectively. At September 30, 2006, the accounts receivable included balances of $387,000 and $244,000 respectively due from these two customers.

NOTE 10. SUBSEQUENT EVENTS

On November 1, 2006, the credit facility with Wells Fargo was renewed for borrowings up to $2,000,000. The credit facility expires in November 1, 2007. Its terms require monthly interest payments at the prime rate of interest (8.25% at September 30, 2006); or LIBOR plus 2.50% (7.75% (one month) to 8.0% (three months) at September 30, 2006), at our discretion, based on outstanding borrowings with no minimum interest charge. There is an unused line fee of 0.175% calculated and paid quarterly based on the average available unused balance of the credit line. All assets of the Company secure the outstanding borrowings.

Item 2. Management's Discussion and Analysis or Plan of Operation

COMPANY OVERVIEW

The following discussion and analysis provides information that the Company's management believes is relevant to an assessment and understanding of our results of operations and financial condition for each of the three month periods ended September 30, 2005 and 2006, respectively. This discussion should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included elsewhere in this Report. This Report contains certain forward-looking statements and information. The cautionary statements included herein should be read as being applicable to all related forward-looking statements wherever they may appear. Our actual future results could differ materially from those discussed herein. Our critical accounting policies relate to inventory valuation for slow moving items, impairment of goodwill, and recoverability of deferred income taxes.

Except for the historical information contained herein, the matters discussed in this Quarterly Report on Form 10-QSB, including discussions of our product development plans, business strategies and market factors influencing our results, are forward-looking statements that involve certain risks and uncertainties. Actual results may differ from those anticipated by us as a result of various factors, both foreseen and unforeseen, including, but not limited to, our ability to continue to develop new products and increase systems sales in markets characterized by rapid technological evolution, consolidation within our target marketplace and among our competitors, and competition from larger, better capitalized competitors. Many other economic, competitive, governmental and technological factors could impact our ability to achieve our goals. Interested persons are urged to review the risks described herein, as well as in our other public disclosures and filings with the Securities and Exchange Commission. We refer you to the risk factors and cautionary language contained in our reports filed with the Securities and Exchange Commission from time to time, including, but not limited to, those risks and uncertainties which may be listed in our Annual Report on Form 10-KSB and our most recent Quarterly Reports on Form 10-QSB, each as filed with the Securities and Exchange Commission..

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

Description of Business

The majority of our revenue is derived from designing, developing and manufacturing electric, air, and battery powered rotary drive systems for the medical device and dental industries, motion control software and hardware for industrial and scientific applications and fractional horsepower DC motors. The Company distributes its own line of pneumatic and electric dental hand pieces sold under the Micro Motors name utilizing a network of independent sales representatives across North America. A large part of the revenue growth of the Company has been driven by developing and selling numerous private label rotary drive systems for use in dental, cranial, spinal, arthroscopic and orthopedic surgery. Other revenue sources include designing and manufacturing miniature pneumatic motors in the automotive, aerospace, apparel and entertainment industries.

All years relating to financial data herein shall refer to fiscal years ending June 30, unless indicated otherwise.

Company-funded research and development supports the development of generic rotary drive, motion control, and electric motor technology platforms. We seek customer-funded projects to customize these platforms to specific customer requirements. Company-funded research and development projects are generally expected to convert to customer-funded projects within six to eighteen months. Company funded project costs not associated with contracts or purchase orders are expensed as incurred. In the three months ended September 30, 2006, $647,000 was expensed; an increase of $205,000 from the $442,000 expensed in the three months ended September 30, 2005.

For customer-funded development projects, costs are capitalized and recognized as a cost of sales when specific deliverables within the development contracts are produced, matching the costs to the revenue. In the three months ended September 30, 2006, $18,000 was recognized as cost of sales, compared to $4,000 recognized as cost of sales in the three months ended September 30, 2005, consistent with the increase in development fees billable during the quarter.

Customer-funded research and development provided $37,000 in revenue in the three months ended September 30, 2006, and $19,000 in revenue in the three months ended September 30, 2005, reflecting an increase in development fees billable during the quarter. The results of customer-funded development work are intended to provide long-term exclusive manufacturing agreements and provide the customer with the retention of the intellectual property developed. The identity of the customer is generally protected by a non-disclosure agreement.

The Company's revenue is derived from five main customer types. The proportion of sales compared to Pro-Dex total sales, sales to each customer type and sales by location is noted in the table below (unaudited):

Sales by customer type ($'000)	FY 2007 Q1		FY 2006 Q1
Dental	$1,078	21%	$1,086	29%
Medical*	2,170	41%	1,652	44%
Industrial	882	17%	718	19%
Aerospace*	590	11%	--	--
Government research and other	514	10%	307	8%
Total Sales	$5,234	100%	$3,763	100%

*Pro-Dex Astromec's sales are primarily to the aerospace and medical markets and became a part of Pro-Dex with the acquisition of substantially all of Astromec's assets in January 2006. Pro-Dex Astromec's sales were $590,000 to aerospace customers and $326,000 to medical customers in the quarter ended September 30, 2006.

Sales by location ($'000)	FY 2007 Q1	FY 2006 Q1
Santa Ana	$3,261	$3,131
Beaverton	1,057	632
Carson City	916	-
Total Sales	$5,234	$3,763

On October 30, 2006, one of our major customers advised us that it plans to internally manufacture two of the products that we developed for them and have manufactured of the past four years. This decision is consistent with this customer's general strategy of vertical integration and their targeted time frame for the transition is January 1, 2008. During the fiscal years ended June 30, 2005 and 2006, the products being transitioned accounted for sales of $1,352,000 and$1,238,000, respectively (constituting 9.7% and 7.2%, respectively, of revenues during such periods). At this point, the customer has expressed its intention to purchase some of the major components for these products from Pro-Dex, although they are under no obligation to do so. Such major components could account for as much as 50% of the price of the manufactured product. No existing purchase orders have been cancelled for these two products as no backlog existed for them beyond January 1, 2008 and we have been informed by the customer that they intend to place a blanket purchase order for delivery of the product during the calendar year 2007. The customer also expressed an interest in working with us on the development of a new generation of product to replace the product they intend to manufacture.

On November 9, 2006, we refunded the development fee on a separate project to the same major customer due to our determination that we could not achieve the performance required of the product being developed. In addition to the refunded fee of $83,600, we wrote off $66,000 worth of capitalized engineering costs and inventory associated with the project, and eliminated $386,000 worth of orders for this product from our backlog. We continue to manufacture the product that was to be replaced by the results of this development project and currently have orders of $487,000 of this product deliverable over the next eight months.

It is our intention to replace such lost business with orders from other customers as well as orders for different product types, but there is no assurance that we will be successful in our efforts to do so. Accordingly, the loss of these manufacturing orders may, in the future, have a material adverse effect upon our revenue and earnings until such time as we are able to replace the lost business.

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

We hold the following three independently verified certifications: ISO 9001:2000, ISO 13485 revised 1998, and Medical Device Directive 93\42\EEC Annex II company.

At the present time, we are generally able to fill orders within sixty (60) days. At September 30, 2006, we had a backlog, including orders for delivery beyond 60 days, of $9.1 million compared with a backlog of $7.6 million at September 30, 2005 and $11.7 million at June 30, 2006. We expect to ship most of our backlog in fiscal year 2007 and the remainder in fiscal year 2008. The increased backlog compared to September 30, 2005 is due to the addition of $1.4 million in Astromec backlog and follow on orders from current customers. The decrease in backlog from June 30, 2006 is due to the high level of shipments in this quarter compared to new orders received. We do not typically experience seasonal fluctuations in our new order bookings, but may experience variability in our new order bookings due to the timing of major new product launches. Similarly, we do not typically experience seasonal fluctuations in our shipments and revenues.

We sell our products using several methods; selling directly to the customer: selling directly to original equipment manufacturers and selling through a network of high technology and dental product distributors within North America. Internationally, the Company has sales agreements with foreign distributors or sells through the domestic subsidiaries of foreign customers.

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

The majority of our products have a twelve-month warranty. We determine our warranty reserve based on considering the historical costs to repair warranty eligible products and by estimating the number and type of products that may be eligible for warranty return and repair. We calculate our reserve by calculating a cost estimate based on what products are known to be warranty-eligible, have been returned and are in process of being repaired and combining it with an expected cost for units in the field that have a potential to be returned for warranty-eligible repair. The potential return amount is based on historical return and repair cost data. At September 30, 2006 we had $321,000 in accrued warranty reserve. Of this amount, $119,000 was for known repairs in products returned and in house and $202,000 was for future anticipated costs.

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

RESULTS OF OPERATIONS

For the Three-Month periods ended September 30, 2006 and 2005

The following table sets forth for the periods indicated the percentage of net revenues represented by each item in our Consolidated Statements of Income.

(In Thousands)	Three Months Ended September 30,
	2006		2005
Net sales:	$ 5,234	100.0%	$ 3,763	100.0%
Cost of sales	3,253	62.2%	2,072	55.1%
Gross Profit	1,981	37.8%	1,691	44.9%

Selling, general and administrative expenses	907	17.3%	841	22.3%
Research and development costs	647	12.4%	442	11.7%
Income from Operations	427	8.2%	408	10.8%

Net interest, royalties and other expense (income)	47	0.9%	(27)	(0.7%)

Provision for Income Taxes	138	2.6%	173	4.6%
Net Income	$ 242	4.6%	$ 262	7.0%

Net Sales. Consolidated sales increased from $3,763,000 to $5,234,000 ($1,471,000 or 39%) for the quarter ended September 30, 2006, compared to the quarter ended September 30, 2005. Approximately 60% or $916,000 of the increase was due to the addition of Pro-Dex Astromec. The remainder of the growth was split between an increase in medical products and other upgrade and repair revenue. Shipments to dental customers were unchanged at approximately $1.1 million shipped in the current and comparative quarter last year. Sales to industrial customers increased $164,000 or 22% from the same quarter in the prior year as shipments of legacy motion control devices and lab test equipment controls increased.

Although selective price increases and decreases were implemented in response to market conditions, the majority of the sales changes for each product line is due primarily to changes in sales volume, not the effect of price changes.

Gross Profit and Gross Profit Percentage of Sales. Our consolidated gross profit for the quarter ended September 30, 2006 increased $290,000 or 17% over the same quarter in the previous year due to the increased sales levels of medical and industrial products and the addition of the Astromec gross profit. Gross profit as a percentage of sales decreased to 38% for the quarter ended September 30, 2006 compared to 45% for the quarter ended September 30, 2005. Approximately 5% of the difference is due to lower margins associated with the Astromec products that have margins in the 20% to 30% range. The remaining 2% of the reduction was due to the higher warranty costs and associated manufacturing inefficiencies incurred in our first quarter. Gross profit and gross profit as a percentage of sales were as follows:

	Three Months Ended September 30,		Increase
	2006	2005	(Decrease)
Gross Profit	$1,981,000	$1,691,000	17%
Gross Profit Percentage	38%	45%	-16%

Selling, General and Administrative Costs (S, G&A). S, G & A expenses increased to $907,000 for the quarter ended September 30, 2006 from $841,000 for the quarter ended September 30, 2005. The increase in selling expense is mainly due to expenses increased trade show and advertising spending of $36,000 and consulting fees of $32,000. The remaining increase of $15,000 is due to higher commissions and increased bad debt expense. General and administrative costs were reduced due to $71,000 in lower personnel costs and professional fees offset by a $32,000 charge as a result of the adoption of FAS 123 (R). As a percentage of sales, however, the expenses decreased from 22% of sales to 17% of sales. S, G & A costs were as follows:

	Three Months Ended September 30,		Increase
	2006	2005	(Decrease)
Selling	$ 338,000	$ 255,000	33%
General and administrative	$ 569,000	$ 586,000	-3%
Total S, G&A	$ 907,000	$ 841,000	8%
S, G&A Percentage of Sales	17%	22%	-22%

Research and Development Costs. Company-funded research and development expenses increased $205,000 to $647,000 for the quarter ended September 30, 2006 from $442,000 for the quarter ended September 30, 2005, an increase of 46%. The addition of Pro-Dex Astromec added $79,000 to the total consolidated research and development costs, the remainder due to approximately $46,000 in higher personnel costs and $76,000 for increased independent research, training and tooling costs in response to the warranty issues and well as enhancement to our ongoing business. Company-funded research and development costs were as follows:

	Three Months Ended September 30,
	2006	2005	Increase
Research and Development costs	$ 647,000	$ 442,000	46%
R & D Percentage of Sales	12.4%	11.7%	5.2%

Operating Profit and Operating Profit Percentage of Sales. Our consolidated operating profit for the quarter ended September 30, 2006 increased to $451,000 compared to operating profit of $408,000 for the same quarter in the previous year. The increase in operating profit was due to the higher level of sales and lower S, G&A expenses offset by the lower gross margin and higher engineering expenses. Consequently, operating profit as a percentage of sales decreased to 9% for the quarter ended September 30, 2006 compared to 11% for the quarter ended September 30, 2005. Operating profit and margin were as follows:

	Three Months Ended September 30,		Increase
	2006	2005	(Decrease)
Operating Profit	$451,000	$408,000	11%
Operating Profit Percentage	9%	11%	-21%

Royalties and Other Income. The Company recognized $7,000 in royalty income in the three months ended September 30, 2006, compared to $11,000 in the prior year's quarter.

Net Interest Income/Expense. Net interest expense for the quarter ending September 30, 2006 was $54,000 compared to interest income of $22,000 in the quarter ended September 30, 2005, due to the reduction in cash and assumption of debt related to the asset acquisitions completed in fiscal year 2006.

Income Tax Provision. Our estimated effective combined federal and state tax rate on income from operations for the quarter ended September 30, 2006 was 36% and was 40% for the quarter ended September 30, 2005. The difference is due to the use of state tax credits in 2006.

Net Income. Our net income for the three months ended September 30, 2006 was $242,000 or $0.03 per share on a basic and $0.02 per share on a diluted basis, as compared to a net income of $262,000 or $0.03 per share on a basic and diluted basis for the three months ended September 30, 2005.

Liquidity and Capital Resources

The following table presents selected financial information for the comparative period last year and the year ended June 30, 2006:

	As of September 30,		Year Ending
	2006	2005	June 30, 2006
Cash and cash equivalents	$295,000	$2,893,000	$358,000
Working Capital¹	$6,193,000	$8,604,000	$6,087,000
Credit Line outstanding balance	$400,000	$0	$900,000
Tangible book value/common share²	$0.83	$1.09	$0.81
Number of days of sales outstanding (DSO) in
accounts receivable at end of quarter³	59	70	66

	Three Months Ended September 30,		Year Ending
	2006	2005	June 30, 2006
Net cash provided by operations	$691,000	$358,000	$55,000

1 Working Capital = Ending Current Assets balance less Ending Current Liabilities balance.

2 Tangible book value/common share = (Total shareholders' equity - Net intangible asset (patents) - Goodwill) / (basic outstanding shares).

3 DSO = Ending Net Accounts Receivable balance / (Previous Quarter Sales / 91).

Our working capital at September 30, 2006 decreased to $6.2 million compared to $8.6 million at September 30, 2005 and increased from $6.1 million at June 30, 2006. Cash flow provided by operations was $691,000 in the quarter ended September 30, 2006 compared to $358,000 for the quarter ended September 30, 2005. Cash was provided through continued profitability and improvements in accounts receivable levels offset by increases in inventory. Management believes that our working capital needs over the next twelve months can be adequately supported by current operations.

In October 2005, we renewed our credit facility with Wells Fargo Bank N.A. ("Wells Fargo") for borrowings up to $2,000,000. Its terms require monthly interest payments at either the prime rate of interest (8.25% at September 30, 2006), or LIBOR plus 2.50% (7.875% (one month) to 8.0% (three months) at September 30, 2006), at our discretion, based on outstanding borrowings with no minimum interest charge. The outstanding borrowings are secured by all assets of the Company. There was $400,000 outstanding balance under the terms of this credit facility as of September 30, 2006. The total remaining eligible additional borrowing capacity at September 30, 2006 was $1,600,000.

In January 2006, we extended the credit facility and entered into a four year term note with Wells Fargo for $1,000,000. Its terms require monthly interest payments at either the prime rate of interest (8.25% at June 30, 2006), or LIBOR plus 2.50% (7.875% (one month) to 8.0% (three months) at June 30, 2006), at our discretion, based on outstanding borrowings. The principal payments on the note are $20,833 per month. The outstanding borrowings are secured by all assets of the Company. There was an outstanding balance of $834,000 under the terms of this term note as of September 30, 2006.

In March 2006, we entered into a ten year mortgage with Union Bank of California for $1,650,000. The terms of the mortgage require monthly interest payments at a fixed rate of 6.73% based on outstanding borrowings. The principal payments on the mortgage note are based on a 25 year amortization of the note and are $11,379 per month beginning May 1, 2006. The outstanding borrowings are secured by our Carson City land and building. There was $1,639,000 outstanding balance under the terms of this mortgage as of September 30, 2006.

There are certain financial and non-financial covenants that we must meet to be in compliance with the terms of the October 2005 Wells Fargo credit facility, as amended, and the Union Bank mortgage. At September 30, 2006, we were in compliance with all such covenants.

At September 30, 2006, we had cash and cash equivalents of $295,000. We believe that our cash and cash equivalents on hand, together with cash flows from operations, if any, and amounts available under the credit facility will be sufficient to meet our working capital and capital expenditure requirements for the next year.

In September 2002, our Board of Directors authorized the repurchase on the open market of up to 500,000 shares at a share price no greater than $1.25 of our outstanding Common Stock, subject to compliance with applicable laws and regulations. There is no requirement that we repurchase all or any portion of such shares. The maximum total value of the repurchase is not to exceed $500,000. This repurchase is to be financed with cash generated by operations. From the inception of the repurchase authorization through the year-end date of June 30, 2003, we repurchased 75,700 shares of Common Stock for $43,741, at an average price of $0.58 per share. No additional shares were repurchased in fiscal year 2004, 2005, and 2006 or to date during fiscal year 2007.

SUBSEQUENT EVENTS

On November 1, 2006, the credit facility with Wells Fargo was renewed again for borrowings up to $2,000,000. The credit facility expires in October 2007 and its terms require monthly interest payments at the prime rate of interest (8.25% at September 30, 2005); or LIBOR plus 2.50% (6.36% (one month) to 6.57% (three months) at September 30, 2005), based on outstanding borrowings with no minimum interest charge. The outstanding borrowings are secured by all assets of and guaranteed by the Company.

There are certain financial and non-financial covenants that we must meet to be in compliance with the terms of the credit facility. At November 14, 2006, we were in compliance with all such covenants.

RISK FACTORS

In addition to the Risk Factor set forth below, we refer you to the risk factors and cautionary language contained in our reports filed with the Securities and Exchange Commission from time to time, including, but not limited to, those risks and uncertainties which may be listed in our Annual Report on Form 10-KSB and our most recent Quarterly Reports on Form 10-QSB, each as filed with the Securities and Exchange Commission.

The loss of a major customer may negatively impact our revenue and earnings.

On October 30, 2006, one of our major customers advised us that it plans to internally manufacture two of the products that we developed for them and have manufactured of the past four years. This decision is consistent with this customer's general strategy of vertical integration and their targeted time frame for the transition is January 1, 2008. During the fiscal years ended June 30, 2005 and 2006, the products being transitioned accounted for sales of $1,352,000 and$1,238,000, respectively (constituting 9.7% and 7.2%, respectively, of revenues during such periods). At this point, the customer has expressed its intention to purchase some of the major components for these products from Pro-Dex, although they are under no obligation to do so. Such major components could account for as much as 50% of the price of the manufactured product. No existing purchase orders have been cancelled for these two products as no backlog existed for them beyond January 1, 2008 and we have been informed by the customer that they intend to place a blanket purchase order for delivery of the product during the calendar year 2007. The customer also expressed an interest in working with us on the development of a new generation of product to replace the product they intend to manufacture.

On November 9, 2006, we refunded the development fee on a separate project to the same major customer due to our determination that we could not achieve the performance required of the product being developed. In addition to the refunded fee of $83,600, we wrote off $66,000 worth of capitalized engineering costs and inventory associated with the project, and eliminated $386,000 worth of orders for this product from our backlog. We continue to manufacture the product that was to be replaced by the results of this development project and currently have orders of $487,000 of this product deliverable over the next eight months.

It is our intention to replace such lost business with orders from other customers as well as orders for different product types, but there is no assurance that we will be successful in our efforts to do so. Accordingly, the loss of these manufacturing orders may, in the future, have a material adverse effect upon our revenue and earnings until such time as we are able to replace the lost business.

SIGNIFICANT ACCOUNTING POLICIES

We are subject to the revised requirements of the Statement of Financial Accounting Standards ("SFAS") No. 123 (R) Accounting for Stock-Based Compensation as revised December 2004. This standard establishes the accounting standards for equity compensation, and will apply to us in the recognition of the cost of stock options awarded based on the grant-date fair value of those awards. As a small business issuer, the statement is effective for us at the beginning of the first fiscal year that begins after December 15, 2005. Accordingly we began to report the expense of vested stock options in our report for the quarter ending September 30, 2006.

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

In March2005, the FASB issued Interpretation No.47, Accounting for Conditional Asset Retirement Obligations-an interpretation of FASB Statement No.143 ("FIN 47"). FIN 47 clarifies the term conditional asset retirement obligation and requires a liability to be recorded if the fair value of the obligation can be reasonably estimated. The types of asset retirement obligations that are covered by FIN 47 are those for which an entity has a legal obligation to perform an asset retirement activity; however the timing and/or method of settling the obligation are conditional on a future event that may or may not be within the control of the entity. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective for fiscal years ending after December15, 2005. The Company adopted the provisions of FIN 47 during fiscal 2006. No conditional asset retirement obligations were recognized and, accordingly, the adoption of FIN 47 had no effect on the Company's consolidated financial statements.

In May2005, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No.154, Accounting Changes and Error Corrections, a replacement of APB Opinion No.20, Accounting Changes, and Statement No.3, Reporting Accounting Changes in Interim Financial Statements (SFAS 154). SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of SFAS 154 will have a material effect on its consolidated financial position, consolidated results of operations, or liquidity.

In June 2006, the FASB issued FIN No.48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No.109, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No.109, Accounting for Income Taxes. The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No.48 requires recognition of tax benefits that satisfy a greater than 50% probability threshold. FIN No.48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No.48 is effective for us beginning July1, 2007. The Company does not expect the adoption of FIN No.48 will have a material effect on its consolidated financial position, consolidated results of operations, or liquidity.

MAJOR CUSTOMERS

The Company had two major customers (defined as a customer that represents greater than 10% of the Company's total revenues) in the three months ended September 30, 2006 and 2005. Net sales to these customers during the three months ended September 30, 2006 amounted to $1,258,000 and $719,000, respectively. At September 30, 2006, the accounts receivable included balances of $387,000 and $244,000 respectively due from these two customers. Only one of the major customers was considered major in the quarter ending September 30, 2005, and had sales of $1,374,000 and an accounts receivable balance of $1,255,000 at September 30, 2005.

Item 3. Controls and Procedures

The Chief Executive Officer and Chief Financial Officer (the principal executive officer and principal financial officer, respectively) conducted an evaluation of the design and operation of our "disclosure controls and procedures" (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")). Based on that evaluation for the quarter ended September 30, 2006, the Chief Executive Officer and Chief Financial Officer concluded that as a result of the position of Chief Executive Officer and Chief Financial Officer being held by the same individual the disclosure controls and procedures are not effective to ensure that information required to be disclosed by use in the reports filed or submitted by us under the Exchange Act is accumulated, recorded, processed, summarized and reported to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, and to allow timely decisions regarding whether or not disclosure is required.

During the quarter ended September 30, 2006, there was a change in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting. From April 2006 to August 2006 the positions of Chief Executive Officer and Chief Financial Officer were held by the same individual. As a result, our internal controls over financial information were deemed not to be effective. In September 2006, the new Chief Executive Officer assumed his position on a permanent basis and the Chief Financial Officer resigned the Chief Executive Officer position. On September 30, 2006, the positions of Chief Executive Officer and Chief Financial Officer are being held by two separate individuals, our internal controls over financial reporting are effective once again.

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

Date: November 14, 2006 PRO-DEX INC.	Date: November 14, 2006 PRO-DEX INC.
By: / s / Mark Murphy	By: / s / Jeffrey J. Ritchey

Mark Murphy	Jeffrey J. Ritchey
Chief Executive Officer	Secretary and Chief Financial Officer (Principal Financial and Accounting Officer)

End of Filing