Form 10QSB
period 2006-12-31
PRO DEX INC
filed 2007-02-13
CIK 788920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X]            Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended December 31, 2006

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

Yes [  ] No [X]

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock outstanding as of the latest practicable date:  9,551,550 shares of Common Stock, no par value, as of February 7, 2007.

Transitional Small Business Disclosure Format:        Yes [  ] No [X]

Item 1.      Financial Statements

PRO-DEX, INC. and SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
	December 31, 2006 (unaudited)	June 30,2006 (audited)
ASSETS
Current assets:
Cash and cash equivalents	$ 366,000	$ 358,000
Accounts receivable, net of allowance for doubtful
accounts of $117,000 at December 31 and $40,000 at June 30	3,341,000	3,841,000
Inventories, net	4,743,000	3,980,000
Prepaid expenses	182,000	91,000
Income tax receivable	117,000	222,000
Deferred income taxes	1,153,000	766,000
Total current assets	9,902,000	9,258,000

Property, plant, equipment and leasehold improvements, net	3,761,000	3,726,000
Other assets:
Goodwill	2,997,000	2,931,000
Intangibles - Patents, net	1,370,000	1,417,000
Deferred income taxes	295,000	378,000
Other	74,000	44,000
Total other assets	4,736,000	4,770,000

Total assets	$ 18,399,000	$ 17,754,000

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Credit Line	$ 1,200,000	$ 900,000
Accounts payable	1,351,000	952,000
Accrued expenses	949,000	971,000
Current portion of term note	250,000	250,000
Current portion of real estate loan	27,000	27,000
Current portion of "patent" deferred payable	82,000	71,000
Total current liabilities	3,859,000	3,171,000

Long-term liabilities
Term note	521,000	646,000
Real estate loan	1,605,000	1,619,000
Patent deferred payable	158,000	245,000
Total long-term liabilities	2,284,000	2,510,000

Total liabilities	6,143,000	5,681,000

Commitments and contingencies
Shareholders' equity:
Common shares; no par value; 50,000,000 shares authorized;
9,551,550 shares issued and outstanding December 31, 2006,
9,539,792 shares issued and outstanding June 30, 2006,	16,124,000	16,066,000
Accumulated deficit	(3,868,000)	(3,993,000)

Total shareholders' equity	12,256,000	12,073,000

Total liabilities and shareholders' equity	$ 18,399,000	$ 17,754,000

See notes to consolidated financial statements.

PRO-DEX, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Three months ended December 31 (unaudited)

	2006	2005

Net sales	$ 4,631,000	$ 3,750,000

Cost of sales	3,262,000	2,022,000
Gross profit	1,369,000	1,728,000

Operating expenses:
Selling	340,000	254,000
General and administrative expenses	746,000	534,000
Research and development costs	579,000	444,000
Total operating expenses	1,665,000	1,232,000

(Loss) income from operations	(296,000)	496,000

Other income (expense):
Royalty income	18,000	26,000
Interest income (expense)	(58,000)	21,000
Total	(40,000)	47,000

(Loss) income before (benefit) provision for income taxes	(336,000)	543,000

(Benefit) provision for income taxes	(198,000)	216,000
Net (loss) income	$ (138,000)	$ 327,000

Net (loss) income per share:
Basic	$ (0.01)	$ 0.03
Diluted	$ (0.01)	$ 0.03

Weighted average shares outstanding - basic	9,550,521	9,495,673
Weighted average shares outstanding - diluted	9,550,521	10,053,076

See notes to consolidated financial statements.

PRO-DEX, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Six months ended December 31 (unaudited)

	2006	2005

Net sales	$ 9,864,000	$ 7,514,000

Cost of sales	6,514,000	4,094,000
Gross profit	3,350,000	3,420,000

Operating expenses:
Selling	678,000	509,000
General and administrative expenses	1,316,000	1,120,000
Research and development costs	1,226,000	886,000
Total operating expenses	3,220,000	2,515,000

Income from operations	130,000	905,000

Other income (expense):
Other expense, net	-	(7,000)
Royalty income	25,000	37,000
Interest income (expense )	(112,000)	43,000
Total	(87,000)	73,000

Income before (benefit) provision for income taxes	43,000	978,000

(Benefit) provision for income taxes	(60,000)	389,000
Net income	$ 103,000	$ 589,000

Net Income per share:
Basic	$ 0.01	$ 0.06
Diluted	$ 0.01	$ 0.06

Weighted average shares outstanding - basic	9,545,757	9,474,227
Weighted average shares outstanding - diluted	9,769,444	10,045,179

See notes to consolidated financial statements.

PRO-DEX, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Six months ended December 31 (unaudited)

	2006	2005
Cash Flows from Operating Activities:
Net Income	$ 103,000	$ 589,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	232,000	189,000
Loss on disposal	-	6,000
(Recovery) provision for doubtful accounts	77,000	(60,000)
Reserve for obsolete inventory	200,000	99,000
Vested option expense	55,000	-
(Decrease) increase in deferred taxes	(305,000)	45,000
Changes in:
Decrease in accounts receivable	422,000	939,000
(Increase) in inventories	(963,000)	(528,000)
(Increase) in prepaid expenses	(90,000)	(158,000)
(Increase) in other assets	(30,000)	(17,000)
Increase (decrease) in accounts payable and accrued expenses	376,000	(244,000)
Increase in income taxes payable	127,000	92,000
Net Cash provided by Operating Activities	204,000	952,000

Cash Flows From Investing Activities:
Proceeds from equipment sale	-	1,000
Additions to Astromec acquisition cost	(66,000)	-
Additions to Intangible assets - Patents related to Intraflow	(2,000)	(1,223,000)
Purchases of equipment and leasehold improvements	(217,000)	(250,000)

Net Cash used in Investing Activities	(285,000)	(1,472,000)

Cash Flows from Financing Activities:
Net borrowing on line of credit	300,000	-
Principal (payments) on term note	(125,000)	-
Principal (payments) on mortgage	(13,000)	-
Principal (payment) on patent deferred payable	(76,000)	-
Proceeds from warrant and option exercise	3,000	113,000

Net Cash provided by Financing Activities	89,000	113,000

Net Increase (decrease) in Cash and Cash Equivalents	8,000	(407,000)
Cash and Cash Equivalents, beginning of period	358,000	2,584,000

Cash and Cash Equivalents, end of period	$ 366,000	$ 2,177,000

Supplemental Information
Cash payments for interest	$ 150,000	$ 9,000

Cash payments for income taxes	$ 137,000	$ 660,000

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

NOTE 2.         INVENTORIES

       Inventories are stated at the lower of cost (the first-in, first-out method) or market and consist of the following:

	December 31, 2006	June 30, 2006
	(unaudited)
Raw Materials	$ 2,451,000	$ 1,694,000
Work in process	1,074,000	495,000
Development costs under contract	213,000	341,000
Finished goods	1,997,000	2,242,000
Total	$ 5,735,000	$ 4,772,000
Reserve for slow moving items	(992,000)	(792,000)
Total inventories, net	$ 4,743,000	$ 3,980,000

NOTE 3.         GOODWILL

We account for goodwill in accordance with SFAS No. 142 "Goodwill and Other Intangible Assets."  SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142.

In accordance with the requirements of SFAS No. 142, we performed impairment tests and recorded no impairment charges in fiscal years ended June 30, 2005 or 2006.  We prepare our annual impairment testing on April 1 of each year.  Management determined that there were no events or circumstances that have occurred that would indicate an impairment of the goodwill during the six-month period ended December 31, 2006

NOTE 4.         WARRANTY

The warranty reserve is based on historical costs of warranty repairs and expected future identifiable warranty expenses.  We have had warranty expenses in this fiscal year relating to products introduced in the prior fiscal year.  As of December 31, 2006 we carried a warranty reserve of $336,000 which was comprised of $151,000 for future warranty expenses related to products that are currently in the process of being repaired and $145,000 for future warranty expenses related to products that are still in the field, and $40,000 for our legacy dental and industrial products.  Warranty expenses are reflected in the financial statements in cost of sales ("COS").  The total warranty expense reflected in the COS for the quarter ended December 31, 2006 was $311,000 and for the six-months ended December 31, 2006 was $512,000.  The warranty accrual and expenses for the three and six-months ended December 31, 2006 and 2005 are presented below:

Three months Ended December 31,
	2006	2005
Beginning Balance	$ 321,000	$ 42,000
Actual expenditures	$ (296,000)	$ (160,000)
Additional accrual	$ 311,000	$ 203,000
Ending Balance	$ 336,000	$ 85,000

Six months Ended December 31,
	2006	2005
Beginning Balance	$ 309,000	$ 42,000
Actual expenditures	$ (485,000)	$ (192,000)
Additional accrual	$ 512,000	$ 235,000
Ending Balance	$ 336,000	$ 85,000

NOTE 5.         NET INCOME (LOSS) PER SHARE

            The following table reconciles the weighted average shares outstanding for basic and diluted net income per share for the periods indicated.

	Three Months Ended December 31,
	2006	2005
Net (loss) income	$ (138,000)	$ 327,000
Basic net income per common share:
Weighted average number of common shares outstanding	9,550,521	9,495,673
Basic net (loss) income per common share	$ (0.01)	$ 0.03

Diluted net (loss) income per share:
Weighted average of common shares outstanding	9,550,521	9,495,673
Effect of potentially dilutive securities (options)	-	523,000
Effect of potentially dilutive securities (warrants)	-	34,403
Weighted average number of common and shares -
Diluted	9,550,521	10,053,076
Diluted net (loss) income per common share	$ (0.01)	$ 0.03

	Six Months Ended December 31,
	2006	2005
Net income	$ 103,000	$ 589,000
Basic net income per common share:
Weighted average number of common shares outstanding	9,545,757	9,474,227
Basic net income per common share	$ 0.01	$ 0.06

Diluted net income per share:
Weighted average of common shares outstanding	9,545,757	9,474,227
Effect of potentially dilutive securities (options)	215,770	535,869
Effect of potentially dilutive securities (warrants)	7,917	35,083
Weighted average number of common and shares -
Diluted	9,769,444	10,045,179
Diluted net income per common share	$ 0.01	$ 0.06

NOTE 6.         CREDIT FACILITIES

In November 2006, we renewed our credit facility with Wells Fargo Bank N.A. ("Wells Fargo") for borrowings up to $2,000,000.  Its terms require monthly interest payments at the prime rate of interest (8.25% at December 31, 2006); or LIBOR plus 2.50% (7.875% (one month) to 7.875% (three months) at December 31, 2006), at our discretion, based on outstanding borrowings with no minimum interest charge.  There is an annual unused credit line fee of 0.175% calculated and paid quarterly based on the average available unused balance of the credit line.  All assets of the Company secure the outstanding borrowings.  There was a $1,200,000 outstanding balance under the terms of this credit facility as of December 31, 2006.  The total eligible additional borrowing capacity at December 31, 2006 was $800,000.

There are certain financial and non-financial covenants that we must meet to be in compliance with the terms of the Wells Fargo credit facility which includes the term loan and the line of credit, as amended, and the Union Bank mortgage.  At December 31, 2006, management believes that the Company was in compliance with all such covenants.

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

NOTE 8.         STOCK OPTIONS

On July 1, 2006, we adopted the revised requirements of the Statement of Financial Accounting Standards ("SFAS") No. 123(R) Accounting for Stock-Based Compensation as revised December 2004.  This standard requires the measurement and recognition of compensation expense for all share-based payment awards issued to employees and directors based on their estimated fair-value.   In March 2006, the SEC issued Staff Accounting Bulletin No. 107 ("SAB 107") relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).  The Company adopted SFAS 123(R) using the modified prospective application transition method, which requires the application of the accounting standard as of July 1, 2006. The Company's Consolidated Financial Statements as of and for the three and six months ended December 31, 2006 reflects the impact of SFAS 123(R). In accordance with this transition method, the Company's Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Share-based compensation expense recognized under SFAS 123(R) for the three and six months ended December 31, 2006 was $52,000 and $85,000, respectively which was related to stock options and stock appreciation rights.

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the grant-date using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company's Consolidated Statements of Income. Prior to the adoption of SFAS 123(R), the Company accounted for share-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Under the intrinsic value method, no share-based compensation expense related to stock options had been recognized in the Company's Consolidated Statements of Operations because the exercise price of the Company's stock options granted to employees and directors equaled the fair market value of the underlying stock at the grantdate.

Share-based compensation expense recognized during the current period is based on the value of the portion of share-based payment awards that is ultimately expected to vest.  SFAS 123(R) requires forfeitures to be estimated at the time of grant in order to estimate the amount of share-based awards that will ultimately vest. The forfeiture rate is based on historical rates.  Share-based compensation expense recognized in the Company's Consolidated Statements of Income for the three and six months ended December 31, 2006 includes (i) compensation expense for share-based payment awards granted prior to, but not yet vested as of July 1, 2006, based on the grant-date fair value estimated in accordance with the pro forma provisions of SFAS 123 and (ii) compensation expense for the share-based payment awards granted subsequent to June 30, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). As share-based compensation expense recognized in the Consolidated Statement of Income for the three and six month periods ended December 31, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. In the Company's pro forma information required under SFAS 123 for the periods prior to fiscal 2007, the Company accounted for forfeitures as they occurred.

On November 10, 2005, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position No. SFAS 123(R)-3, "Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards." The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool ("APIC pool") related to the tax effects of employee share-based compensation, and to determine the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of the tax effects of employee share-based compensation awards that are outstanding upon adoption of SFAS 123(R). The Company has elected to adopt the provisions of SFAS 123(R)-3.

The Board of Directors and the shareholders of the Company have approved and adopted two equity based compensation plans, pursuant to which options to purchase an aggregate of 2,500,000 shares of common stock may be granted to officers, directors, and employees of the Company.  The 2004 Employee's Plan ("Employee's Plan") authorizes 2,000,000 options to purchase shares and the 2004 Director's Plan ("Director's Plan") authorizes 500,000 options to purchase shares.  Option awards are generally made with an exercise price equal to the market price of our stock at the date of the grant, and generally fully vest after 6 months of continuous service for directors and incrementally vest over 5 years of continuous service for employees.  Both plans have a 10-year term and expire in 2014.  The aggregate compensation cost that has been charged against income for those plans was $52,000 for the quarter ended December 31, 2006.

 There are 647,045 shares available to grant under the Employee's Plan, and 195,000 shares available to grant remaining under the Director's Plan - for a total of 842,045 shares remaining under both option plans at December 31, 2006.  Transactions involving the Company's stock options for the six months ended December 31, 2006 are summarized as follows:

Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractural Term	Aggregate Intrinsic Value
Outstanding at 6/30/2006	1,204,316	$ 1.68
Granted	71,000	1.52
Exercised	(25,000)	0.77
Forfeited	(85,000)	2.28
Outstanding at 12/31/2006	1,165,316	$ 1.65	4.76	$ 558,275

Exercisable at 12/31/2006	916,816	$ 1.47	4.13	$ 343,200

A summary of the status of our nonvested shares as of December 31, 2006 and changes during the six-months ended December 31, 2006 is presented below:

		Weighted-Average
Nonvested Shares	Shares	Grant-Date Fair Value
Nonvested at 6/30/2006	263,750	$ 2.44
Granted	71,000	1.52
Vested	(51,250)	2.02
Vested and Exercised	(5,000)	0.63
Forfeited	(30,000)	2.41
Nonvested at 12/31/2006	248,500	$ 2.31

During the quarter ended December 31, 2006, the Company granted options to purchase 15,000 shares of its common stock under the Director's Plan exercisable at an average per share price of $1.29 (fair value $0.72 per option) and options to purchase 6,000 shares of its common stock under the Employee's Plan exercisable at an average per share price of $1.45 (fair value $0.97 per option).

During the fiscal six months ended December 31, 2006, the Company granted options to purchase 45,000 shares of its common stock under the Director's Plan exercisable at an average per share price of $1.52 (fair value $0.88 per option) and options to purchase 26,000 shares of its common stock under the Employee's Plan exercisable at an average per share price of $1.53 (fair value $1.03 per option).

The fair value of each grant is estimated at the grant date using the Black-Scholes option-pricing model with the following assumptions: no dividend rate for all years; price volatility of 54% to 63%, risk-free interest rate of approximately 4.7% to 5.1%.  The risk free rate is based on the applicable U.S. Treasury yield curve in effect at the time of the grant.  Expected volatility is based on the changes in the historical monthly closing prices of the shares.  The assumed expected lives are between 5.25 to 7.5 years and based for each grant on the simplified calculation method.

During the six months ended December 31, 2006, the Company granted 450,000 Stock Appreciation Rights ("SAR") possessing an average benchmark per share price of $1.53 (fair value $0.67 per SAR).  The market value of each SAR at December 31, 2006 is $0.61, based on the closing market price of the underlying Common Stock price on that date.

The fair market value of each SAR is estimated at the grant date using the Black-Scholes option-pricing model with the following assumptions: no dividend rate for all years; price volatility of 51% to 56%, risk-free interest rate of approximately 4.7%; and expected life of 3 to 4 years.  The compensation cost that has been charged against income for the SAR was $17,000 for the quarter ended December 31, 2006 and was $33,000 for the six months ended December 31, 2006.

As of December 31, 2006, there was $408,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Employee's and Director's Plans and the SARs.  The cost is expected to be recognized over a period of four years on a straight line basis.  None of the compensation cost is capitalized in the cost of the assets of the Company.

Share-based compensation expense reduced the Company's results of operations as follows:

	Six months	Three months
	Ended December 31, 2006
Share based compensation expense	$85,000	$52,000

The following table illustrates the effect on net income and earnings per share for the three and the six months ended December 31, 2005, as if the Company had applied the fair value recognition provisions of SFAS 123, as amended by SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" ("SFAS 148"):

		Six Months	Three Months
Ended December 31, 2005
Net income as reported:		$ 589,000	$ 327,000
(Deduct) total stock-based
employee and director
compensation expense
determined under fair value
based method for all awards,
	net of related tax effects	(64,000)	(37,000)
Pro-forma net income:		$ 525,000	$ 290,000
Basic earnings per share	As reported	$ 0.06	$ 0.03
	Pro-forma	$ 0.06	$ 0.03
Diluted earnings per share:	As reported	$ 0.06	$ 0.03
	Pro-forma	$ 0.05	$ 0.03

NOTE 9.         MAJOR CUSTOMERS

The Company had two major customers (defined as a customer that represents greater than 10% of the Company's total revenues) in the six months ended December 31, 2006 and 2005.  The major customers were the same in 2006 and 2005.  Net sales to these customers in the six months ended December 31, 2006 amounted to $1,776,000 and $2,033,000, respectively, and at December 31, 2006 the accounts receivable included balances of $902,000 and $388,000 respectively, due from each of them.  Net sales to these customers in the six months ended December 31, 2005 amounted to $2,440,000 and $911,000, respectively, and at December 31, 2005 the accounts receivable included balances of $483,000 and $619,000 respectively, due from each of them.

On October 30, 2006, one of our major customers advised us that it plans to internally manufacture two of the products that we developed for them and have manufactured for the past four years.  This decision is consistent with this customer's general strategy of vertical integration and their targeted time frame for the transition is January 1, 2008.  At this point, the customer has expressed its intention to purchase some of the major components for these products from Pro-Dex, although they are under no obligation to do so.  Such major components could account for as much as 50% of the price of the manufactured product.  No existing purchase orders have been cancelled for these two products as no backlog existed for them beyond January 1, 2008 and the customer has placed a blanket purchase order for delivery of the product during the calendar year 2007.

NOTE 10.       COMMITMENTS AND CONTINGENCIES

Our manufacture and distribution of certain products involves a risk of legal action, and, from time to time, we are named as defendants in lawsuits. It is not reasonably possible to estimate the awards or damages, or the range of awards or damages, if any, we might incur in connection with such litigation.  Management is not aware of any material actual, pending or threatened litigation at this time.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

COMPANY OVERVIEW

The following discussion and analysis provides information that the Company's management believes is relevant to an assessment and understanding of our results of operations and financial condition for each of the six and three month periods ended December 31, 2005 and 2006, respectively.  This discussion should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included elsewhere in this Report. This Report contains certain forward-looking statements and information. The cautionary statements included herein should be read as being applicable to all related forward-looking statements wherever they may appear.  Our actual future results could differ materially from those discussed herein.  Our critical accounting policies relate to inventory valuation for slow moving items, impairment of goodwill, and recoverability of deferred income taxes.

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

Description of Business

The majority of our revenue is derived from designing, developing and manufacturing electric, air, and battery powered rotary drive systems for the medical device and dental industries, motion control software and hardware for industrial and scientific applications and fractional horsepower DC motors for the aerospace and medical industries. The Company distributes its own line of pneumatic and electric dental hand pieces sold under the Micro Motors name utilizing a network of independent sales representatives across North America.  Historically, a large part of the revenue growth of the Company has been driven by developing and selling numerous private label rotary drive systems for use in dental, cranial, spinal, arthroscopic and orthopedic surgery.  Other revenue sources include designing and manufacturing miniature pneumatic motors in the, aerospace, and apparel industries.

All years relating to financial data herein shall refer to fiscal years ending June 30, unless indicated otherwise.

Company-funded research and development supports the development of generic rotary drive, motion control, and electric motor technology platforms.  We seek customer-funded projects to customize these platforms to specific customer requirements.  Company-funded research and development projects are generally expected to convert to customer-funded projects within six to eighteen months.  Company funded project costs not associated with contracts or purchase orders are expensed as incurred.  In the three months ended December 31, 2006, $579,000 was expensed as research and development; an increase of $135,000 from the $444,000 expensed in the three months ended December 31, 2005.

For customer-funded development projects, costs are capitalized and recognized as a cost of sales when specific deliverables within the development contracts are produced, matching the costs to the revenue. In the three months ended December 31, 2006, $86,000 was recognized as cost of sales, compared to $16,000 recognized as cost of sales in the three months ended December 31, 2005, as higher costs associated with completed and cancelled contracts were realized .

The results of customer-funded development work are intended to provide long-term exclusive manufacturing agreements and provide the customer with the retention of the intellectual property developed.  The identity of our customers is generally protected by a non-disclosure agreement.  Customer-funded research and development resulted in a reduction in revenue of $61,000 for the three months ended December 31, 2006, compared to revenue generation of $29,000 for the three months ended December 31, 2005, reflecting the net effect of an $84,000 refunded development fee in the quarter ended December 31, 2006.

The Company's revenue is derived from five main customer types.  The proportion of sales compared to Pro-Dex total sales, sales to each customer type and sales by location is noted in the table below (unaudited):

	Three months Ended December 31,				Six months Ended December 31,
Sales by customer type ($'000)	2006		2005		2006		2005
Dental	$ 1,109	24%	$ 729	19%	$ 2,187	22%	$ 1,815	24%
Medical*	1,681	36%	2,026	54%	3,851	39%	3,678	49%
Industrial	879	19%	761	20%	1,761	18%	1,479	20%
Aerospace*	557	12%	-	--	1,147	12%	-	--
Government research repairs and other	405	9%	235	6%	919	9%	542	7%
Total Sales	$ 4,631	100%	$3,751	100%	$ 9,865	100%	$ 7,514	100%

*Pro-Dex Astromec's sales are primarily to the aerospace and medical markets and became a part of Pro-Dex with the acquisition of substantially all of Astromec's assets in January 2006.  Pro-Dex Astromec's sales were $564,000 to aerospace customers and $291,000 to medical customers in the quarter ended December 31, 2006 and were $1,147,000 to aerospace customers and $616,000 to medical customers in the six months ended December 31, 2006.

	Three Months Ended December 31,		Six Months Ended December 31,
Sales by location ($'000)	2006	2005	2006	2005
Santa Ana	$ 2,765	$ 2,936	$ 6,026	$ 6,068
Beaverton	1,005	814	2,061	1,446
Carson City	861	-	1,777	-
Total Sales	$ 4,631	$ 3,750	$ 9,864	$ 7,514

On October 30, 2006, one of our major customers advised us that it plans to internally manufacture two of the products that we developed for them and have manufactured for the past four years.  This decision is consistent with this customer's general strategy of vertical integration and their targeted time frame for the transition is January 1, 2008.  During the fiscal years ended June 30, 2005 and 2006, the products being transitioned accounted for sales of $1,352,000 and $1,238,000, respectively (constituting 9.7% and 7.2%, respectively, of revenues during such periods).  At this point, the customer has expressed its intention to purchase some of the major components for these products from Pro-Dex, although they are under no obligation to do so.  Such major components could account for as much as 50% of the price of the manufactured product. No existing purchase orders have been cancelled for these two products as no backlog existed for them beyond January 1, 2008 and the customer has placed a blanket purchase order for delivery of the product during the calendar year 2007.

            On November 9, 2006, we refunded the development fee on a separate project to the same major customer due to our determination that we could not achieve the performance required of the product being developed.  In addition to the refunded fee of $84,000, we wrote off $66,000 of capitalized engineering costs and inventory associated with the project, and eliminated $386,000 of orders for this product from our backlog.  We continue to manufacture the product that was to be replaced by the results of this development project and currently have orders of $170,000 for this product deliverable in period(s) ending June 30, 2007.

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

At the present time, we are generally able to fill orders within sixty (60) days.  At December 31, 2006, we had a backlog, including orders for delivery beyond 60 days, of $11.7 million compared with a backlog of $7.0 million at December 31, 2005.  We expect to ship most of our backlog in fiscal year 2007 and the remainder in fiscal year 2008.  The increased backlog compared to December 31, 2005 is due to the addition of $2.7 million in Astromec backlog, and $2.0 million of additional orders from current customers.  We do not typically experience seasonal fluctuations in our new order bookings, but may experience variability in our new order bookings due to the timing of major new product launches.  Similarly, we do not typically experience seasonal fluctuations in our shipments and revenues.

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

            We recognize sales and associated cost of sales, upon shipment, FOB origin.  There have been minimal non-warranty product returns for credit, so no reserve for returns has been established.

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

The majority of our products have a twelve-month warranty.  We determine our warranty reserve based on considering the historical costs to repair warranty eligible products and by estimating the number and type of products that may be eligible for warranty return and repair.  We calculate our reserve by calculating a cost estimate based on what products are known to be warranty-eligible, have been returned and are in process of being repaired and combining it with an expected cost for units in the field that have a potential to be returned for warranty-eligible repair.  The potential return amount is based on historical and estimated return and repair cost data.   At December 31, 2006 we had $336,000 in accrued warranty reserve, of which, $151,000 was for known repairs in products returned and in house, and $185,000 was for future anticipated costs, compared to $119,000 for known repairs and $202,000 for future anticipated costs in the September 30, 2006 warranty reserve.

Warranty Accrual ($'000)	12/31/2006	6/30/2006
In house	$ 151	$ 139
In field	185	170
Total Accrual	$ 336	$ 309

We account for goodwill under SFAS No. 142 "Goodwill and Other Intangible Assets."  SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but tested for impairment at least annually.  We have recorded no impairment charge in 2005 or 2006.  We prepare our annual impairment testing on April 1 of each year.

            As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate.  This process involves estimating the actual current tax liabilities together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes.  These differences result in deferred tax assets and liabilities which are included within the consolidated balance sheet.  The most significant deferred tax assets are future deductions from the amortization of intangibles over the next ten years, deferred tax assets also result from net operating losses and research and development tax credits.  We must then assess the likelihood that the deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, a valuation allowance must be established.  To the extent we establish a valuation allowance or increase or decrease this allowance in a period, the impact will be included in the tax provision in the statement of operations.

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

We follow SFAS 123(R) that requires companies to estimate the fair value of share-based payment awards on the grant-date using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company's Consolidated Statements of Operations. Prior to the adoption of SFAS 123(R), the Company accounted for share-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Under the intrinsic value method, no share-based compensation expense related to stock options had been recognized in the Company's Consolidated Statements of Operations because the exercise price of the Company's stock options granted to employees and directors equaled the fair market value of the underlying stock at the grant-date.

The fair value of each grant is estimated at the grant date using the Black-Scholes option-pricing model with the following assumptions: no dividend rate for all years; price volatility of 54% to 63%, risk-free interest rate of approximately 4.7% to 5.1%.  The risk free rate is based on the applicable U.S. Treasury yield curve in effect at the time of the grant.  Expected volatility is based on the changes in the historical monthly closing prices of the shares.  The assumed expected lives are between 5.25 to 7.5 years and based for each grant on the simplified calculation method.

The fair market value of each SAR is estimated at the grant date using the Black-Scholes option-pricing model with the following assumptions: no dividend rate for all years; price volatility of 51% to 56%, risk-free interest rate of approximately 4.7%; and expected life of 3 to 4 years.

RESULTS OF OPERATIONS

For the Three-Month periods ended December 31, 2006 and 2005

            The following table sets forth for the periods indicated the percentage of net revenues represented by each item in our Consolidated Statements of Operations.

(In Thousands)	Three Months Ended December 31,
	2006		2005
Net sales:	$ 4,631	100%	$ 3,750	100%
Cost of sales	3,262	70%	2,022	54%
Gross Profit	1,369	30%	1,728	46%

Selling, general and administrative expenses	1,086	23%	788	21%
Research and development costs	579	13%	444	12%
(Loss) income from Operations	(296)	-6%	496	13%

Net interest and other (expense) income	(40)	-1%	47	1%

(Benefit) provision for income taxes	(198)	-4%	216	6%
Net (loss) income	$ (138)	-3%	$ 327	9%

Net Sales.  Consolidated sales increased from $3,750,000 to $4,631,000 ($881,000 or 24%) for the quarter ended December 31, 2006 compared to the quarter ended December 31, 2005.  Virtually all of the increase was due to the addition of Pro-Dex Astromec, which added $861,000 to the consolidated sales.  Increases in dental shipments of $380,000 and medical product related repair revenue of $170,000 in addition to increases in industrial motion control shipments of $118,000 offset a $636,000 decrease in medical shipments.

Although selective price increases and decreases were implemented in response to market conditions, the majority of the sales changes for each product line are due primarily to changes in sales volume, not the effect of price changes.

Gross Profit and Gross Profit Percentage of Sales.  Our consolidated gross profit for the quarter ended December 31, 2006 decreased $359,000 or 21% over the same quarter in the previous year due to the warranty expenses and increased inventory reserve coupled with the decreased sales levels of medical products that carry higher gross margins.  Gross profit as a percentage of sales decreased to 30% for the quarter ended December 31, 2006 compared to 46% for the quarter ended December 31, 2005.  Approximately 7% of the difference is due to lower margins associated with the less favorable sales mix with the reduced medical product sales.  Approximately 4% of the difference is due to lower margins associated with the Astromec products that have margins in the 20% to 30% range. The higher warranty costs caused a 3% reduction, and the associated manufacturing inefficiencies incurred in our second quarter were responsible for approximately 2% of the reduction.  Gross profit and gross profit as a percentage of sales were as follows:

	Three Months Ended December 31,
	2006	2005	(Decrease)
Gross Profit	$1,369,000	$1,728,000	-21%
Gross Profit Percentage of Sales	30%	46%	-36%

Selling, General and Administrative Costs (S, G&A).  Consolidated S, G & A expenses increased to $1,087,000 for the quarter ended December 31, 2006 from $788,000 for the quarter ended December 31, 2005.  The increase in selling expense is mainly due to $77,000 in increased bad debt expense.  The remaining increase was comprised of higher trade show and advertising expense.  The addition of Pro-Dex Astromec added $96,000 to the total consolidated general and administrative costs.  The remainder of the increase was due to the timing of audit fees related to the year end audit and a $52,000 increase in expense as a result of the adoption of FAS 123 (R).  As a percentage of sales, S, G&A expenses increased to 23% of sales from 21% of sales.  S, G&A costs were as follows:

	Three Months Ended December 31,
	2006	2005	Increase
Selling	$ 340,000	$ 254,000	34%
General and administrative	$ 747,000	$ 534,000	40%
Total S, G&A	$ 1,087,000	$ 788,000	38%
S, G&A Percentage of Sales	23%	21%	12%

Research and Development (R&D) Costs.  Company-funded research and development expenses increased $135,000 to $579,000 for the quarter ended December 31, 2006 from $444,000 for the quarter ended December 31, 2005, an increase of 30%.  The addition of Pro-Dex Astromec added $85,000 to the total consolidated research and development costs, the remainder was due to approximately $50,000 for increased independent research and tooling costs to enhance the capabilities of our product development group.  Company-funded research and development costs were as follows:

	Three Months Ended December 31,
	2006	2005	Increase
Research and Development costs	$ 579,000	$ 444,000	30%
R & D Percentage of Sales	13%	12%	6%

Operating Profit (loss) and Operating Profit Percentage of Sales.  Our consolidated operating profit for the quarter ended December 31, 2006 decreased to a loss of $296,000 compared to an operating profit of $496,000 for the same quarter in the previous year.  The decrease in operating profit was due to the lower gross margin coupled with the higher level of S, G&A and research and development expenses.  Consequently, operating profit as a percentage of sales decreased to -6% for the quarter ended December 31, 2006 compared to 13% for the quarter ended December 31, 2005.  Operating profit and margin were as follows:

	Three Months Ended December 31,
	2006	2005	(Decrease)
Operating Profit (loss)	($296,000)	$496,000	-160%
Operating Profit Percentage of Sales	-6%	13%	-143%

Royalties and Other Income.  We recognized $18,000 in royalty income in the three months ended December 31, 2006, compared to $26,000 in the prior year's second fiscal quarter.

Net Interest Income/Expense.  Net interest expense for the quarter ended December 31, 2006 was $58,000 compared to interest income of $21,000 in the quarter ended December 31, 2005, due to the reduction in cash and assumption of debt related to the asset acquisitions completed in fiscal year 2006.

Income Tax (Benefit) Provision. Our estimated effective combined federal and state tax rate on income from operations for the quarter ended December 31, 2006 was a benefit of 70% of earnings before tax compared to a 40% of earnings before tax provision for the quarter ended December 31, 2005.  The difference in the 2006 rate is due to an operating loss combined with the use of state tax credits coupled with a retroactive reinstatement of the federal research and development credit for $64,000.  The reinstatement was for expenses incurred after December 31, 2005.

Net Income/loss.  Our net loss for the three months ended December 31, 2006 was $138,000 or $0.01 per share on a basic and diluted basis, as compared to a net income of $315,000 or $0.03 per share on a basic and diluted basis for the three months ended December 31, 2005.

For the Six-Month periods ended December 31, 2006 and 2005

            The following table sets forth for the periods indicated the percentage of net revenues represented by each item in our Consolidated Statements of Operations.

(In Thousands)	Six Months Ended December 31,
	2006		2005
Net sales:	$ 9,864	100%	$ 7,514	100%
Cost of sales	6,514	66%	4,094	54%
Gross Profit	3,350	34%	3,420	46%

Selling, general and administrative expenses	1,994	20%	1,629	22%
Research and development costs	1,226	12%	886	12%
Income from Operations	130	1%	905	12%

Net interest and other (expense) income	(87)	-1%	73	1%

(Benefit) provision for income taxes	(60)	-1%	389	5%
Net Income	$ 103	1%	$ 589	8%

Net Sales.  Consolidated net sales increased to $9,864,000 from $7,514,000 ($2,350,000 or 31%) for the six months ended December 31, 2006, compared to the six months ended December 31, 2005.  A majority of the increase was due to the addition of Pro-Dex Astromec, which added $1,777,000 to the consolidated net sales.  Of the non-Astromec related net sales changes, increases in dental shipments of $372,000, government motion control products of $210,000 and medical product related repair revenue of $190,000 offset a $442,000 decrease in medical shipments.

Although selective price increases and decreases were implemented in response to market conditions, the majority of the sales changes for each product line are due primarily to changes in sales volume, not the effect of price changes.

Gross Profit and Gross Profit Percentage of Sales.  Our consolidated gross profit for the six months ended December 31, 2006 decreased $70,000 or 2% over the same period in the previous year due to the warranty expenses and increased inventory reserve coupled with the decreased sales levels of medical products that carry higher gross margins.  Gross profit as a percentage of sales decreased to 34% for the six months ended December 31, 2006 compared to 46% for the six months ended December 31, 2005.  Approximately 4% of the difference is due to lower margins associated with the less favorable sales mix with the reduced medical product sales.  Approximately 3% of the difference is due to lower margins associated with the Astromec products that have margins in the 20% to 30% range. The higher warranty costs caused a 3% reduction, and the associated manufacturing inefficiencies incurred in the period were responsible for approximately 3% of the reduction.  Gross profit and gross profit as a percentage of sales were as follows:

	Six Months Ended December 31,
	2006	2005	(Decrease)
Gross Profit	$3,350,000	$3,420,000	-2%
Gross Profit Percentage of Sales	34%	46%	-25%

Selling, General and Administrative Costs (S, G&A).  Consolidated S, G & A expenses increased to $1,994,000 for the six months ended December 31, 2006 from $1,629,000 for the six months ended December 31, 2005.  The majority of the increase is due to a $74,000 increase in bad debt expense, with the remaining increases primarily in (i) consulting, (ii) trade shows and (iii) advertising, related to the Intraflow product relaunch, by $53,000 and $16,000, and $10,000 respectively.  The addition of Pro-Dex Astromec added $184,000 to the total consolidated general and administrative costs, the remainder of the increase was due to the $85,000 charge as a result of the adoption of FAS 123 (R).  These increases were offset by decreases in personnel and travel costs of approximately $48,000.  As a percentage of sales, S, G&A expenses decreased to 20% of sales from 22% of sales.  S, G & A costs were as follows:

	Six Months Ended December 31,		Increase
	2006	2005	(Decrease)
Selling	$ 678,000	$ 509,000	33%
General and administrative	$ 1,316,000	$ 1,120,000	18%
Total S, G&A	$ 1,994,000	$ 1,629,000	22%
S, G&A Percentage of Sales	20%	22%	-7%

Research and Development (R&D) Costs.  Company-funded research and development expenses increased $340,000 to $1,226,000 for the six months ended December 31, 2006 from $886,000 for the six months ended December 31, 2005, an increase of 38%.  The addition of Pro-Dex Astromec added $164,000 to the total consolidated research and development costs, the remainder was due to approximately $88,000 for increased independent research, $49,000 in higher personnel costs and $20,000 in higher tooling costs to  enhance the capabilities of our product development group.  Company-funded research and development costs were as follows:

	Six Months Ended December 31,
	2006	2005	Increase
Research and Development costs	$ 1,226,000	$ 886,000	38%
R & D Percentage of Sales	12%	12%	5%

Operating Profit and Operating Profit Percentage of Sales.  Our consolidated operating profit for the six months ended December 31, 2006 decreased to $130,000 compared to $855,000 for the same period in the previous year.  The decrease in operating profit was due to the lower gross margin coupled with the higher level of S,G&A and research and development expenses.  Consequently, operating profit as a percentage of sales decreased to 1% for the six months ended December 31, 2006 compared to 12% for the six months ended December 31, 2005.  Operating profit and margin were as follows:

	Six Months Ended December 31,
	2006	2005	(Decrease)
Operating Profit	$130,000	$885,000	-85%
Operating Profit Percentage of Sales	1%	12%	-89%

Royalties and Other Income.  We received $25,000 in royalty payments in the six months ended December 31, 2006, compared to $37,000 in royalty payments in the six months ended December 31, 2005.

Net Interest Income/Expense.  Net interest expense for the six months ending December 31, 2006 was $112,000 compared to interest income of $43,000 in the six months ended December 31, 2005, due to the reduction in cash and assumption of debt related to the asset acquisitions completed in fiscal year 2006.

Income Tax (Benefit) Provision. Our estimated effective combined federal and state tax rate on income from operations for the six months ended December 31, 2006 was a benefit of 40% of earnings before tax compared to a provision rate of 40% of earnings before tax for the six months ended December 31, 2005.  The difference in the 2006 rate is due to the use of state tax credits coupled with a retroactive reinstatement of the federal research and development credit for $64,000.  The reinstatement was for expenses incurred after December 31, 2005.

Net Income.  Our net income for the six months ended December 31, 2006 was $103,000 or $0.01 per share on a basic and diluted basis, as compared to a net income of $577,000 or $0.06 per share on a basic and diluted basis for the six months ended December 31, 2005.

Liquidity and Capital Resources

The following table presents selected financial information as of and for the six months ended December 31, 2006 and the six months ended December 31, 2005 and as of the year ended June 30, 2006:

	As of December 31,
	2006	2005	June 30, 2006
Cash and cash equivalents	$366,000	$2,177,000	$358,000
Working Capital¹	$6,043,000	$7,659,000	$6,087,000
Credit Line outstanding balance	$1,200,000	$0	$900,000
Tangible book value/common share²	$0.83	$0.97	$0.81
Number of days of sales outstanding (DSO) in
accounts receivable at end of quarter³	66	64	66

	Six Months Ended December 31,		Year Ended
	2006	2005	June 30, 2006
Net cash provided by operations	$205,000	$952,000	$55,000

¹Working Capital = Ending Current Assets balance less Ending Current Liabilities balance.

² Tangible book value/common share = (Total shareholders' equity - Net intangible asset (patents) - Goodwill) / (basic outstanding shares).

³ DSO = Ending Net Accounts Receivable balance / (Previous Quarter Sales / 91).

Our working capital at December 31, 2006 decreased to $6.0 million compared to $7.7 million at December 31, 2005 and decreased from $6.1 million at June 30, 2006.   Cash flow used by operations was $488,000 in the quarter ended December 31, 2006 compared to a provision of $594,000 for the quarter ended December 31, 2005.  Cash was primarily used to increase inventory.

In November 2006, we renewed our credit facility with Wells Fargo Bank N.A. ("Wells Fargo") for borrowings up to $2,000,000.  Its terms require monthly interest payments at the prime rate of interest (8.25% at December 31, 2006); or LIBOR plus 2.50% (7.875% (one month) to 7.875% (three months) at December 31, 2006), at our discretion, based on outstanding borrowings with no minimum interest charge.  There is an annual unused credit line fee of 0.175% calculated and paid quarterly based on the average available unused balance of the credit line.  All assets of the Company secure the outstanding borrowings.  There was a $1,200,000 outstanding balance under the terms of this credit facility as of December 31, 2006.  The total eligible additional borrowing capacity at December 31, 2006 was $800,000.

In January 2006, we amended the credit facility and entered into a 4-year term note with Wells Fargo for $1,000,000.  Its terms require monthly interest payments at either the prime rate of interest (8.25% at December 31, 2006); or LIBOR plus 2.50% (7.875% (one month) to 7.875% (three months) at December 31, 2006), at our discretion, based on outstanding borrowings.  The principal payments on the note are $21,000 per month.  All assets of the Company secure the outstanding borrowings.  There was $771,000 outstanding balance under the term note as of December 31, 2006.

In March 2006, we entered into a 10-year mortgage with Union Bank of California for $1,650,000.  Its terms require monthly interest payments at a fixed rate of 6.73% based on outstanding borrowings.  The principal payments on the mortgage note are based on a 25-year amortization of the note and are $11,000 per month beginning May 1, 2006.  The outstanding borrowings are secured by our Carson City land and building.  There was $1,633,000 outstanding balance under the terms of this mortgage as of December 31, 2006.

There are certain financial and non-financial covenants that we must meet to be in compliance with the terms of the Wells Fargo credit facility, as amended, and the Union Bank mortgage.  At December 31, 2006, management believes that the Company was in compliance with all such covenants.

At December 31, 2006, we had cash and cash equivalents of $366,000.  We believe that our cash and cash equivalents on hand, together with cash flows from operations, if any, and amounts available under the credit facility will be sufficient to meet our working capital and capital expenditure requirements for the next year.

In September 2002, our Board of Directors authorized the repurchase on the open market of up to 500,000 shares of our outstanding Common Stock at a share price no greater than $1.25, subject to compliance with applicable laws and regulations.  There is no requirement that we repurchase all or any portion of such shares.  The maximum total value of the repurchase is not to exceed $500,000.  This repurchase is to be financed with cash generated by operations.  From the inception of the repurchase authorization through the fiscal year-end date of June 30, 2003, we repurchased 75,700 shares of Common Stock for $43,741, at an average price of $0.58 per share.  Although the authority to continue the repurchase shares continues, no additional shares were repurchased in fiscal year 2004, 2005, and 2006 or to date during fiscal year 2007.

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

The loss of a major customer may cause a negative impact upon our revenue and earnings.

On October 30, 2006, one of our major customers advised us that it plans to internally manufacture two of the products that we developed for them and have manufactured of the past four years.  This decision is consistent with this customer's general strategy of vertical integration and their targeted time frame for the transition is January 1, 2008.  During the fiscal years ended June 30, 2005 and 2006, the products being transitioned accounted for sales of $1,352,000 and$1,238,000, respectively (constituting 9.7% and 7.2%, respectively, of revenues during such periods).  At this point, the customer has expressed its intention to purchase some of the major components for these products from Pro-Dex, although they are under no obligation to do so.  Such major components could account for as much as 50% of the price of the manufactured product. No existing purchase orders have been cancelled for these two products as no backlog existed for them beyond January 1, 2008 and the customer has placed a blanket purchase order for delivery of the product during the calendar year 2007.

            On November 9, 2006, we refunded the development fee on a separate project to the same major customer due to our determination that we could not achieve the performance required of the product being developed.  In addition to the refunded fee of $84,000, we wrote off $66,000 worth of capitalized engineering costs and inventory associated with the project, and eliminated $386,000 worth of orders for this product from our backlog.  We continue to manufacture the product that was to be replaced by the results of this development project and currently have orders of $170,000 of this product deliverable over the next four months.

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

We are subject to the revised requirements of the SFAS No. 151 Inventory Costs - an amendment of ARB No. 43, Chapter 4 as revised November 2004.  This standard amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling cost, and wasted material (spoilage).  This standard is effective for us at the beginning of the first fiscal year that begins after June 15, 2005, which was our fiscal year ended June 30, 2006.  This statement has not had a material effect on our operations or reporting.

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

MAJOR CUSTOMERS

The Company had two major customers (defined as a customer that represents greater than 10% of the Company's total revenues) in the six months ended December 31, 2006 and 2005.  The major customers were the same in 2006 and 2005.  Net sales to these customers in the six months ended December 31, 2006 amounted to $1,776,000 and $2,033,000, respectively, and at December 31, 2006 the accounts receivable included balances of $902,000 and $388,000 respectively, due from each of them.  Net sales to these customers in the six months ended December 31, 2005 amounted to $2,440,000 and $911,000, respectively, and at December 31, 2005 the accounts receivable included balances of $483,000 and $619,000 respectively, due from each of them.

Item 3. Controls and Procedures

 The Chief Executive Officer and Chief Financial Officer (the principal executive officer and principal financial officer, respectively) conducted an evaluation of the design and operation of our "disclosure controls and procedures" (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")).  Based on that evaluation for the quarter ended December 31, 2006, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by use in the reports filed or submitted by us under the Exchange Act is accumulated, recorded, processed, summarized and reported to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, and to allow timely decisions regarding whether or not disclosure is required.

During the quarter ended December 31, 2006, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is a party to various legal proceedings incidental to its business, none of which are considered by the Company to be material at this time.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
None.

Item 3.	Defaults Upon Senior Securities.
None.

Item 4.	Submissions of Matters to a Vote of Securities Holders.

        On November 30, 2006, the Company held its 2006 Annual Shareholders Meeting. At the Meeting the Company's shareholders (i) elected Mark Murphy as a Class III director; (ii) approved the amendment and restatement of the Company's 2004 Stock Option Plan to increase the aggregate number of shares authorized for issuance under the plan by 500,000 from 1,500,000 to 2,000,000 and add restricted stock grants to the types of awards available for grant under the plan, and (iii) ratified the appointment of Moss Adams, LLP as the Company's independent auditors for the fiscal year ending June 30, 2007.

Mr. Murphy received the following votes: For 7,575,006; and Withhold 248,312.  The proposal to approve the amendment and restatement of the 2004 Stock Option plan received the following votes: For 1,988,943; Against 1,152,220; and Abstain 6,370.  The proposal to ratify the appointment of Moss Adams, LLP received the following votes: For 7,731,441; Against 80,927; and Abstain/Broker Non-Votes 10,950.

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

Date: February 13, 2007 PRO-DEX INC.	Date: February 13, 2007 PRO-DEX INC.
By: / s / Mark Murphy	By: / s / Jeffrey J. Ritchey

Mark Murphy	Jeffrey J. Ritchey
Chief Executive Officer	Secretary and Chief Financial Officer (Principal Financial and Accounting Officer)

End of Filing