Form 10QSB
period 2007-03-31
PRO DEX INC
filed 2007-05-15
CIK 788920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2007

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

Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:  9,636,550 shares of Common Stock, no par value, as of May 12, 2007.

Transitional Small Business Disclosure Format:        Yes [  ] No [X]

Item 1.      Financial Statements

PRO-DEX, INC. and SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
	March 31, 2007 (unaudited)	June 30,2006 (audited)
ASSETS
Current assets:
Cash and cash equivalents	$ 319,000	$ 358,000
Accounts receivable, net of allowance for doubtful
accounts of $135,000 at March 31 and $40,000 at June 30	3,525,000	3,841,000
Inventories, net	4,735,000	3,980,000
Prepaid expenses	311,000	91,000
Income tax receivable	354,000	222,000
Deferred income taxes	958,000	766,000
Total current assets	10,202,000	9,258,000

Property, plant, equipment and leasehold improvements, net	3,732,000	3,726,000
Other assets:
Goodwill	2,997,000	2,931,000
Intangibles - Patents, net	1,345,000	1,417,000
Deferred income taxes	183,000	378,000
Other	37,000	44,000
Total other assets	4,562,000	4,770,000

Total assets	$ 18,496,000	$ 17,754,000

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Credit Line	$ 1,200,000	$ 900,000
Accounts payable	1,178,000	952,000
Accrued expenses	928,000	971,000
Current portion of term note	250,000	250,000
Current portion of real estate loan	28,000	27,000
Current portion of "patent" deferred payable	82,000	71,000
Total current liabilities	3,666,000	3,171,000

Long-term liabilities
Term note	458,000	646,000
Real estate loan	1,598,000	1,619,000
Patent deferred payable	158,000	245,000
Total long-term liabilities	2,214,000	2,510,000

Total liabilities	5,880,000	5,681,000

Commitments and contingencies
Shareholders' equity:
Common shares; no par value; 50,000,000 shares authorized;
9,551,550 shares issued and outstanding December 31, 2006,
9,539,792 shares issued and outstanding June 30, 2006,	16,268,000	16,066,000
Accumulated deficit	(3,652,000)	(3,993,000)

Total shareholders' equity	12,616,000	12,073,000

Total liabilities and shareholders' equity	$ 18,496,000	$ 17,754,000

PRO-DEX, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Three months ended March 31 (unaudited)

	2007	2006

Net sales	$ 5,916,000	$ 4,214,000

Cost of sales	3,760,000	2,759,000
Gross profit	2,156,000	1,455,000

Operating expenses:
Selling	361,000	317,000
General and administrative	780,000	564,000
Research and development	664,000	566,000
Total operating expenses	1,805,000	1,447,000

Income from operations	351,000	8,000

Other income (expense):
Other (expense), net	(4,000)	-
Royalty income	5,000	5,000
Interest (expense)	(66,000)	(13,000)
Total	(65,000)	(8,000)

Income before provision for income taxes	286,000	-

(Benefit) provision for income taxes	70,000	(6,000)
Net income	$ 216,000	$ 6,000

Net Income per share:
Basic	$ 0.02	$ 0.00
Diluted	$ 0.02	$ 0.00

Weighted average shares outstanding - basic	9,556,272	9,523,212
Weighted average shares outstanding - diluted	9,765,033	9,998,691

See notes to unaudited consolidated financial statements.

PRO-DEX, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Nine months ended March 31 (unaudited)

	2007	2006

Net sales	$ 15,780,000	$ 11,728,000

Cost of sales	10,274,000	6,854,000
Gross profit	5,506,000	4,874,000

Operating expenses:
Selling	1,039,000	827,000
General and administrative	2,106,000	1,684,000
Research and development	1,890,000	1,451,000
Total operating expenses	5,035,000	3,962,000

Income from operations	471,000	912,000

Other income (expense):
Other (expense), net	7,000	(7,000)
Royalty income	30,000	42,000
Interest income (expense)	(179,000)	31,000
Total	(142,000)	66,000

Income before provision for income taxes	329,000	978,000

Provision for income taxes	10,000	382,000
Net income	$ 319,000	$ 596,000

Net Income per share:
Basic	$ 0.03	$ 0.06
Diluted	$ 0.03	$ 0.06

Weighted average shares outstanding - basic	9,549,211	9,490,317
Weighted average shares outstanding - diluted	9,768,277	10,020,766

See notes to unaudited consolidated financial statements.

PRO-DEX, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine months ended March (unaudited)
	2007	2006
Cash Flows from Operating Activities:
Net Income	$ 319,000	$ 596,000
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	355,000	302,000
Loss on disposal	5,000	7,000
(Recovery of) Provision for doubtful accounts	95,000	(60,000)
Reserve for obsolete inventory	195,000	267,000
Stock based compensation	199,000	-
Deferred taxes	2,000	(103,000)
Changes in:
Decrease in accounts receivable	220,000	683,000
(Increase) in inventories	(951,000)	(1,724,000)
(Increase) in prepaid expenses	(220,000)	(107,000)
Decrease (Increase) in other assets	7,000	(19,000)
Increase (Decrease) in accounts payable and accrued expenses	182,000	(79,000)
Increase (Decrease) in income taxes payable	(110,000)	83,000
Net Cash (used in) provided by Operating Activities	298,000	(154,000)

Cash Flows From Investing Activities:
Acquisition of Astromec, net of assets acquired	-	(2,359,000)
Proceeds from equipment sale	-	1,000
Purchase of equipment and leasehold improvements	(286,000)	(588,000)
Purchase of Intangible Assets - Patents related to Interflow	(68,000)	(1,165,000)

Net Cash (used in) Investing Activities	(354,000)	(4,111,000)

Cash Flows from Financing Activities:
Principal payments on long-term shareholder borrowings	(96,000)	-
Borrowing on Line of Credit	300,000	1,000,000
Borrowing on Term Note	-	1,000,000
Principal payment on Term Note	(187,000)	(42,000)
Proceeds from option and warrant exercise	-	132,000

Net Cash provided by Financing Activities	17,000	2,090,000

Net (decrease) in Cash and Cash Equivalents	(39,000)	(2,175,000)
Cash and Cash Equivalents, beginning of period	358,000	2,584,000

Cash and Cash Equivalents, end of period	$ 319,000	$ 409,000

Supplemental Information
Cash payments for interest	$ 180,000	$ 18,000

Cash payments for income taxes	$ 137,000	$ 385,000

Non-Cash Disclosure of Investing and Financing Activities
Long term payable incurred in acquisition of intangible assets	$ -	$ 316,000
Acquisition of building and land - Real Estate Loan	$ -	$ 1,650,000
Intravantage Deferred Payable	$ -	$ 317,000

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

NOTE 2.         INVENTORIES

Inventories are stated at the lower of cost (the first-in, first-out method) or market and consist of the following:

	March 31, 2007
	(unaudited)	June 30, 2006
Raw Materials	$ 2,555,000	$ 1,694,000
Work in process	816,000	495,000
Development costs under contract	163,000	341,000
Finished goods	2,188,000	2,242,000
Total	$ 5,722,000	$ 4,772,000
Reserve for slow moving items	(987,000)	(792,000)
Total inventories, net	$ 4,735,000	$ 3,980,000

NOTE 3.         GOODWILL

We account for goodwill and other intangible assets in accordance with SFAS No. 142 "Goodwill and Other Intangible Assets."  SFAS No. 142 requires that goodwill and other intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142.

In accordance with the requirements of SFAS No. 142, we performed impairment tests and recorded no impairment charges in fiscal years ended June 30, 2005 or 2006.  We prepare our annual impairment testing on April 1 of each year.  Management determined that there were no events or circumstances that have occurred that would indicate an impairment of the goodwill during the nine-month period ended March 31, 2007.

NOTE 4.         WARRANTY

The warranty reserve is based on historical costs of warranty repairs and expected future identifiable warranty expenses.  We have had warranty expenses in this fiscal year relating to products introduced in the prior fiscal year.  At March 31, 2007 we had $402,000 in accrued warranty reserve, of which, $124,000 was for known repairs in products returned and in house, and $278,000 was for future anticipated costs, compared to $147,000 for known repairs and $128,000 for future anticipated costs in the March 31, 2006 warranty reserve.  Warranty expenses are reflected in the financial statements in cost of sales.  The total warranty expense reflected in the cost of sales includes the actual expenditures plus the change in reserve amounts.  For the quarter ended March 31, 2007 the warranty expense was $195,000 and for the nine-months ended March 31, 2007 was $715,000.  The warranty reserve and expenses for the three and nine-months ended March 31, 2007 and 2006 are presented below:

Three months Ended March 31,
	2007	2006
Beginning Balance	$ 336,000	$ 85,000
Actual expenditures	$ (129,000)	$ (170,000)
Additional accrual/Waranty Expense	$ 195,000	$ 360,000
Ending Balance	$ 402,000	$ 275,000

Nine months Ended March 31,
	2007	2006
Beginning Balance	$ 309,000	$ 40,000
Actual expenditures	$ (622,000)	$ (316,000)
Additional accrual/Waranty Expense	$ 715,000	$ 551,000
Ending Balance	$ 402,000	$ 275,000

NOTE 5.         NET INCOME PER SHARE

The following table reconciles the weighted average shares outstanding for basic and diluted net income per share for the periods indicated (unaudited).

	Three Months Ended March 31,
	2007	2006
Net income	$ 216,000	$ 6,000
Basic net income per common share:
Weighted average number of common shares outstanding	9,556,272	9,523,212
Basic net income per common share	$ 0.02	$ 0.00

Diluted net income per share:
Weighted average of common shares outstanding	9,556,272	9,523,212
Effect of potentially dilutive securities (options)	203,505	444,891
Effect of potentially dilutive securities (warrants)	5,256	30,588
Weighted average number of common shares -
Diluted	9,765,033	9,998,691
Diluted net income per common share	$ 0.02	$ 0.00

	Nine Months Ended March 31,
	2007	2006
Net income	$ 319,000	$ 596,000
Basic net income per common share:
Weighted average number of common shares outstanding	9,549,211	9,490,317
Basic net income per common share	$ 0.03	$ 0.06

Diluted net income per share:
Weighted average of common shares outstanding	9,549,211	9,490,317
Effect of potentially dilutive securities (options)	211,882	496,673
Effect of potentially dilutive securities (warrants)	7,184	33,776
Weighted average number of common shares -
Diluted	9,768,277	10,020,766
Diluted net income per common share	$ 0.03	$ 0.06

NOTE 6.         CREDIT FACILITIES

In November 2006, we renewed our credit facility with Wells Fargo Bank N.A. ("Wells Fargo") for borrowings up to $2,000,000.  Its terms require monthly interest payments at the prime rate of interest (8.25% at March 31, 2007); or LIBOR plus 2.50% (7.875% (one month) to 7.875% (three months) at March 31, 2007), at our discretion, based on outstanding borrowings with no minimum interest charge.  There is an annual unused credit line fee of 0.175% calculated and paid quarterly based on the average available unused balance of the credit line.  All assets of the Company secure the outstanding borrowings.  There was a $1,200,000 outstanding balance under the terms of this credit facility as of March 31, 2007.  The total eligible additional borrowing capacity at March 31, 2007 was $800,000.

In January 2006, we amended the credit facility and entered into a 4-year term note with Wells Fargo for $1,000,000.  Its terms require monthly interest payments at either the prime rate of interest (8.25% at March 31, 2007); or LIBOR plus 2.50% (7.875% (one month) to 7.875% (three months) at March 31, 2007), at our discretion, based on outstanding borrowings.  The principal payments on the note are $21,000 per month.  All assets of the Company secure the outstanding borrowings.  There was $708,000 outstanding balance under the term note as of March 31, 2007.

In March 2006, we entered into a 10-year mortgage with Union Bank of California for $1,650,000.  Its terms require monthly interest payments at a fixed rate of 6.73% based on outstanding borrowings.  The principal payments on the mortgage note are based on a 25-year amortization of the note and are $11,379 per month beginning May 1, 2006.  The outstanding borrowings are secured by our Carson City land and building.  There was $1,626,000 outstanding principal balance under the terms of this mortgage as of March 31, 2007.

There are certain financial and non-financial covenants that we must meet to be in compliance with the terms of the Wells Fargo credit facility, which includes the term loan and the line of credit, as amended, and the Union Bank mortgage.  March 31, 2007, management believes that the Company was in compliance with all such covenants.

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

NOTE 8.         STOCK OPTIONS

On July 1, 2006, we adopted the revised requirements of the Statement of Financial Accounting Standards ("SFAS") No. 123(R) Accounting for Stock-Based Compensation as revised December 2004.  This standard requires the measurement and recognition of compensation expense for all share-based payment awards issued to employees and directors based on their estimated fair-value.   In March 2006, the SEC issued Staff Accounting Bulletin No. 107 ("SAB 107") relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).  The Company adopted SFAS 123(R) on July 1, 2006 using the modified prospective application transition method.  The Company's Consolidated Financial Statements as of and for the three and nine months ended March 31, 2007 reflects the impact of SFAS 123(R). In accordance with this transition method, the Company's Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Share-based compensation expense recognized under SFAS 123(R) for the three and nine months ended March 31, 2007 was $114,000 and $199,000, respectively which was related to stock options and restricted stock grants.

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

Share-based compensation expense recognized during the current period is based on the value of the portion of share-based payment awards that is ultimately expected to vest.  SFAS 123(R) requires forfeitures to be estimated at the time of grant in order to estimate the amount of share-based awards that will ultimately vest. The forfeiture rate is based on historical rates.  Share-based compensation expense recognized in the Company's Consolidated Statements of Income for the three and nine months ended March 31, 2007 includes (i) compensation expense for share-based payment awards granted prior to, but not yet vested as of July 1, 2006, based on the grant-date fair value estimated in accordance with the pro forma provisions of SFAS 123 and (ii) compensation expense for the share-based payment awards granted subsequent to June 30, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). As share-based compensation expense recognized in the Consolidated Statement of Income for the three and nine-month periods ended March 31, 2007 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. In the Company's pro forma information required under SFAS 123 for the periods prior to fiscal 2007, the Company accounted for forfeitures as they occurred.

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

The Board of Directors and the shareholders of the Company have approved and adopted two equity based compensation plans, pursuant to which options to purchase an aggregate of 2,500,000 shares of common stock may be granted to officers, directors, and employees of the Company.  The 2004 Employee's Plan ("Employee's Plan") authorizes 2,000,000 options to purchase shares and the 2004 Director's Plan ("Director's Plan") authorizes 500,000 options to purchase shares.  Option awards are generally made with an exercise price equal to the market price of our stock at the date of the grant, and generally fully vest after 6 months of continuous service for directors and incrementally vest over 3 to 5 years of continuous service for employees.  Both plans have a 10-year term and expire in 2014.  The aggregate compensation cost that has been charged against income for those plans was $114,000 for the quarter ended March 31, 2007.

There are 427,045 shares available to grant under the Employee's Plan, and 195,000 shares available to grant remaining under the Director's Plan - for a total of 622,045 shares remaining under both option plans at March 31, 2007.  Transactions involving the Company's stock options for the nine months March 31, 2007 are summarized as follows:

Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractural Term	Aggregate Intrinsic Value
Outstanding at 6/30/2006	1,204,316	$ 1.68
Granted	411,000	1.41
Exercised	(110,000)	1.24
Forfeited	(205,000)	2.62
Outstanding at 3/31/2007	1,300,316	$ 1.49	6.53	$ 445,040

Exercisable at 3/31/2007	935,566	$ 1.42	5.37	$ 364,040

A summary of the status of our nonvested shares as of March 31, 2007 and changes during the nine-months ended March 31, 2007 is presented below:

		Weighted-Average
Nonvested Shares	Shares	Grant-Date Fair Value
Nonvested at 6/30/2006	263,750	$ 2.44
Granted	411,000	1.40
Vested	(100,000)	1.96
Vested and Exercised	(90,000)	1.34
Forfeited	(120,000)	2.74
Nonvested at 3/31/2007	364,750	$ 1.58

During the quarter ended March 31, 2007, the Company granted no options to purchase shares of its common stock under the Director's Plan and no options to purchase shares of its common stock under the Employee's Plan.

During the nine months ended March 31, 2007, the Company granted options to purchase 45,000 shares of its common stock under the Director's Plan exercisable at an average per share price of $1.52 (fair value $0.88 per option) and options to purchase 26,000 shares of its common stock under the Employee's Plan exercisable at an average per share price of $1.53 (fair value $1.03 per option).

The fair value of each grant is estimated at the grant date using the Black-Scholes option-pricing model with the following assumptions: no dividend rate for all years; price volatility of 54% to 63%, risk-free interest rate of approximately 4.7% to 5.1%.  The risk free rate is based on the applicable U.S. Treasury yield curve in effect on the date of the grant.  Expected volatility is based on the changes in the historical monthly closing prices of the shares.  The assumed expected lives are between 5.25 to 7.5 years and based for each grant on the simplified calculation method.

During the nine months ended March 31, 2007, the Company granted 450,000 Stock Appreciation Rights ("SAR's") possessing an average benchmark per share price of $1.53 (fair value $0.67 per SAR).  In February 2007, these SAR's were exchanged for 340,000 shares of restricted stock.  The value of each share of restricted stock was $1.38, based on the closing market price of the underlying Common Stock price on the grant date.  The restricted stock vests in equal annual installments over four years, with the first vesting of 25% of the shares at the date of grant on February 21, 2007, 25% on each of the following three anniversaries of the grant.  The net compensation cost that was charged against income for the restricted stock grant was $94,000 for the three and nine months ended March 31, 2007.

The fair market value of each SAR was estimated at the grant date using the Black-Scholes option-pricing model with the following assumptions: no dividend rate for all years; price volatility of 51% to 56%, risk-free interest rate of approximately 4.7%; and expected life of 3 to 4 years.  The compensation cost that was charged against income for the SAR was $33,000 for the six months ended December 31, 2006.  This amount was reversed in the quarter ending March 31, 2007. There was no remaining market value of each SAR at March 31, 2007.

As of March 31, 2007, there was $409,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Employee's and Director's Plans and the restricted stock grants.  The cost is expected to be recognized over the vesting periods determined by the grants of no greater than four years on a straight-line basis for the options and three additional years for the restricted stock grants.  None of the compensation cost is capitalized in the cost of the assets of the Company.

Share-based compensation expense reduced the Company's results of operations as follows:

	Nine months	Three months
	Ended March 31, 2007
Share based compensation expense	$199,000	$114,000

The following table illustrates the effect on net income and earnings per share for the three and the nine months ended March 31, 2006, as if the Company had applied the fair value recognition provisions of SFAS 123, as amended by SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" ("SFAS 148"):

		Nine Months	Three Months
Ended March 31, 2006
Net income as reported:		$ 596,000	$ 6,000
(Deduct) total stock-based
employee and director
compensation expense
determined under fair value
based method for all awards,
	net of related tax effects	(43,000)	(14,000)
Pro-forma net income:		$ 553,000	$ (8,000)
Basic earnings per share	As reported	$ 0.06	$ 0.00
	Pro-forma	$ 0.06	$ (0.00)
Diluted earnings per share:	As reported	$ 0.06	$ 0.00
	Pro-forma	$ 0.06	$ (0.00)

NOTE 9.         MAJOR CUSTOMERS

The Company had two major customers (defined as a customer that represents greater than 10% of the Company's total revenues) in the nine months ended March 31, 2007 and 2006.

	Revenues			Revenues
	Nine Months	Three Months	Accts. Rec.	Nine Months	Three Months	Accts. Rec.
	Ended March 31, 2007			Ended March 31, 2006
Customer 1	$ 3,350,000	$ 1,722,000	$ 1,059,000	$ 2,909,000	$ 469,000	$ 575,000
Customer 2	$ 3,115,000	$ 1,058,000	$ 476,000	$ 1,505,000	$ 594,000	$ 16,000

NOTE 10.       COMMITMENTS AND CONTINGENCIES

Our manufacture and distribution of certain products involves a risk of legal action, and, from time to time, we are named as defendants in lawsuits. It is not reasonably possible to estimate the awards or damages, or the range of awards or damages, if any, we might incur in connection with such litigation.  In many cases, the exposure to the company is limited by insurance covering the potential damages associated with litigation.   Management is not aware of any material actual, pending or threatened litigation at this time.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

COMPANY OVERVIEW

The following discussion and analysis provides information that the Company's management believes is relevant to an assessment and understanding of our results of operations and financial condition for each of the nine and three month periods ended March 31, 2007 and 2006, respectively.  This discussion should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included elsewhere in this Report. This Report contains certain forward-looking statements and information. The cautionary statements included herein should be read as being applicable to all related forward-looking statements wherever they may appear.  Our actual future results could differ materially from those discussed herein.  Our critical accounting policies relate to inventory valuation for slow moving items, impairment of goodwill, and recoverability of deferred income taxes.

Except for the historical information contained herein, the matters discussed in this Quarterly Report on Form 10-QSB, including discussions of our product development plans, business strategies and market factors influencing our results, are forward-looking statements that involve certain risks and uncertainties. Actual results may differ from those anticipated by us as a result of various factors, both foreseen and unforeseen, including, but not limited to, our ability to continue to develop new products and increase systems sales in markets characterized by rapid technological evolution, consolidation within our target marketplace and among our competitors, and competition from larger, better capitalized competitors.  Many other economic, competitive, governmental and technological factors could impact our ability to achieve our goals.  Interested persons are urged to review the risks described herein, as well as in our other public disclosures and filings with the Securities and Exchange Commission.  We refer you to the risk factors and cautionary language contained in our reports filed with the Securities and Exchange Commission from time to time, including, but not limited to, those risks and uncertainties which may be listed in our Annual Report on Form 10-KSB.

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

Description of Business

The majority of our revenue is derived from designing, developing and manufacturing electric, air, and battery powered rotary drive systems for the medical device and dental industries, motion control software and hardware for industrial and scientific applications and fractional horsepower DC motors for the aerospace and medical industries. The Company distributes its own line of pneumatic and electric dental hand pieces sold under the Micro Motors name utilizing a network of independent sales representatives across North America.  Historically, a large part of the revenue growth of the Company has been driven by developing and selling numerous private label rotary drive systems for use in dental, cranial, spinal, arthroscopic and orthopedic surgery.  Other revenue sources include designing and manufacturing miniature pneumatic motors in the aerospace and apparel industries.

All years relating to financial data herein shall refer to fiscal years ending June 30, unless indicated otherwise.

Company-funded research and development supports the development of generic rotary drive and motion control platforms.  We then seek customer-funded projects to customize these platforms to specific customer requirements.  Company-funded research and development projects are generally expected to convert to customer-funded projects within six to eighteen months.  Company funded project costs are expensed as incurred.  In the three months ended March 31, 2007, $664,000 was expensed; an increase of $98,000 or 17%, from the $566,000 expensed in the three months ended March 31, 2006.  The increase is attributable to the expensing of previously capitalized product development cost.

Customer-funded research and development provided no revenue in the three months ended March 31, 2007, and $10,000 in revenue in the three months ended March 31, 2006, reflecting no development fees billable during the quarter as engineering efforts were focused on pre-contract development work, as well as on upgrading current products and supporting warranty work.  The results of customer-funded development work are intended to provide long-term exclusive manufacturing agreements and provide the customer with the retention of the specified intellectual property developed.  The identity of the customer is generally protected by a non-disclosure agreement.

For customer-funded development projects, costs are capitalized and recognized as a cost of sales when specific deliverables within the development contracts are produced, matching the costs to the revenue. In the three months ended March 31, 2007, $15,000 was recognized as cost of sales, compared to $27,000 recognized as cost of sales in the three months ended March 31, 2006, reflecting an increase in deliveries of the products associated with prior development projects.

The Company's revenue is derived from five main customer types.  The proportion of Pro-Dex total sales to each customer type is noted in the table below:

	Three months Ended March 31,				Nine months Ended March 31,
Sales by customer type ($'000)	2007		2006		2007		2006
Dental	$ 1,466	25%	$ 1,011	24%	$ 3,653	23%	$ 2,815	24%
Medical*	$ 2,488	42%	$ 1,306	31%	$ 6,340	40%	$ 4,926	42%
Industrial	$ 758	13%	$ 801	19%	$ 2,518	16%	$ 2,228	19%
Aerospace*	$ 633	11%	$ 586	14%	$ 1,794	11%	$ 586	5%
Government, repairs and other	$ 571	10%	$ 510	12%	$ 1,475	9%	$ 1,173	10%
Total Sales	$ 5,916	100%	$ 4,214	100%	$15,780	100%	$11,728	100%

	Three Months Ended March 31,		Nine Months Ended March 31,
Sales by location ($'000)	2007	2006	2007	2006
Santa Ana	$ 4,034	$ 2,302	$ 10,060	$ 8,370
Beaverton	1,007	1,100	3,068	2,546
Carson City*	875	812	2,652	812
Total Sales	$ 5,916	$ 4,214	$ 15,780	$ 11,728

*Pro-Dex Astromec's sales are primarily to the aerospace and medical markets and became a part of Pro-Dex with the acquisition of substantially all of Astromec's assets in January 2006.

Medical product sales represent the manufacture of products that utilize proprietary designs developed by the Company under exclusive design and supply agreements.  Our dental products are sold to original equipment manufacturers and dental product distributors.  An independent dealer network markets our own branded line of dental products, including Intraflow.  We also design and manufacture embedded multi-axis motion controllers used to regulate the motion of servo and stepper motors, predominantly for the semiconductor, factory automation and medical analysis equipment industries.  The controllers support the platforms for PCI, VME, ISA, and cPCI busses as well as stand-alone requirements.  In addition, we make and sell pneumatic motors for industrial applications that are marketed directly to end-users and through industrial supply distributors.  We added significant sales to the aerospace market with the purchase of the Astromec assets and establishing Pro-Dex Astromec in January 2006.  The Pro-Dex Astromec products include highly reliable fractional horsepower DC motors designed for harsh environments.

We hold the following three independently verified certifications: ISO 9001:2000, ISO 13485 revised 1998, and Medical Device Directive 93\42\EEC Annex II company.

At the present time, we are generally able to fill orders within sixty (60) days.  At March 31, 2007, we had a backlog, including orders for delivery beyond 60 days, of $9.3 million compared with a backlog of $10.7 million at March 31, 2006.  We expect to ship our entire backlog in the remainder of fiscal year 2007 and in fiscal year 2008.  The decreased backlog compared to March 31, 2006 is due to the high level of sales in the current quarter that have not yet been replaced with new orders.  We do not typically experience seasonal fluctuations in our new order bookings, but may experience variability in our new order bookings due to the timing of major new product launches.  Similarly, we do not typically experience seasonal fluctuations in our shipments and revenues.

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

CRITICAL ACCOUNTING ESTIMATES AND JUDGMENTS

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (GAAP).  The preparation of our financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures.  We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates.  The significant accounting policies and estimates that are believed to be the most critical to fully understanding and evaluating the reported financial results include revenue recognition, warranty reserve, inventory valuations for slow moving items, valuation of goodwill and other intangible assets, and the recoverability of deferred income tax assets.

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

The majority of our products have a twelve-month warranty.  We determine our warranty reserve by considering the historical costs to repair warranty eligible products and by estimating the number and type of products that may be eligible for warranty return and repair.  We determine our reserve by calculating a cost estimate based on what products are known to be warranty-eligible, have been returned and are in process of being repaired and combining it with an expected cost for units in the field that have a potential to be returned for warranty-eligible repair.  The potential return amount is based on historical and estimated return and repair cost data.   At March 31, 2007 we had $402,000 in accrued warranty reserve, of which, $124,000 was for known repairs in products returned and in house, and $278,000 for future anticipated costs, compared to $147,000 for known repairs and $128,000 for future anticipated costs in the March 31, 2006 warranty reserve. The reserve amount for products in the field expected to be returned has grown due to the higher rates of return realized as the product line aged that was higher than previously estimated.

Warranty Reserve ($'000)	3/31/2007	6/30/2006	3/31/2006
In house	$ 124	$ 139	$ 147
In field	278	170	128
Total Accrual	$ 402	$ 309	$ 275

.  -16-

We account for goodwill and other intangible assets in accordance with  SFAS No. 142 "Goodwill and Other Intangible Assets."  SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but tested for impairment at least annually.  We have recorded no impairment charge in 2005 or 2006.  We prepare our annual impairment testing as of April 1 of each year.

As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate.  This process involves estimating the actual current tax liabilities together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes.  These differences result in deferred tax assets and liabilities that are included within the consolidated balance sheet.  The most significant deferred tax assets are future deductions from the amortization of intangibles over the next ten years; deferred tax assets also result from net operating losses and research and development tax credits.  We must then assess the likelihood that the deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, a valuation allowance must be established.  To the extent we establish a valuation allowance or increase or decrease this allowance in a period, the impact will be included in the tax provision in the statement of operations.

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

We account for share-based payment awards in accordance with SFAS 123(R) which requires companies to estimate the fair value of share-based payment awards on the grant-date using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company's Consolidated Statements of Operations. Prior to the adoption of SFAS 123(R), the Company accounted for share-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Under the intrinsic value method, no share-based compensation expense related to stock options had been recognized in the Company's Consolidated Statements of Operations because the exercise price of the Company's stock options granted to employees and directors equaled the fair market value of the underlying stock at the grant-date.

RESULTS OF OPERATIONS

For the Three-Month periods ended March 31, 2007 and 2006

The following table sets forth for the periods indicated the percentage of net revenues represented by each item in our Consolidated Statements of Income.

(In Thousands)	Three Months Ended March 31,
	2007		2006
Net sales:	$ 5,916	100.0%	$ 4,214	100.0%
Cost of sales	3,760	63.6%	2,759	65.5%
Gross Profit	2,156	36.4%	1,455	34.5%

Selling, general and administrative expenses	1,140	19.3%	881	20.9%
Research and development costs	664	11.2%	566	13.4%
Income from Operations	352	5.9%	8	0.2%

Net interest and other income	(66)	(1.1%)	(8)	(0.2%)

Provision for Income Taxes	70	1.2%	(6)	-0.1%
Net Income	$ 216	3.7%	$ 6	0.1%

Net Sales.  Consolidated sales increased 40% from $4,214,000 to $5,916,000 for the quarter ended March 31, 2007, compared to the quarter ended March 31, 2006.  Revenue gains were led by a $1,182,000 or 90% increase in medical product sales followed by a $455,000 or 45% increase in the dental revenues, with smaller gains in government and repair, and aerospace products offset by a small decline in industrial product sales.

Although selective price increases and decreases were implemented in response to market conditions, the majority of the sales growth and declines for each product line is due primarily to changes in sales volume, not the effect of price changes.

Gross Profit and Gross Profit Percentage of Sales.  Our consolidated gross profit for the quarter ended March 31, 2007 increased 48% over the same quarter in the previous year due the sales volume increase, especially in the medical products, together with moderating product warranty costs that declined to $195,000 from $360,000 in the prior year's third quarter.  Gross profit as a percentage of sales increased to 36.4% for the quarter ended March 31, 2007 compared to 34.5% for the quarter ended March 31, 2006 due to the favorable product mix weighted to medical products, the lower warranty costs and better fixed cost absorption associated with the higher sales.  Gross profit and gross profit percentage were as follows:

	Three Months Ended March 31,
	2007	2006	Increase
Gross Profit	$2,156,000	$1,455,000	48.2%
Gross Profit Percentage of Sales	36.4%	34.5%	5.5%

Selling, General and Administrative Costs (S, G&A).  S, G & A expenses increased to $1,141,000 for the quarter ended March 31, 2007 from $881,000 for the quarter ended March 31, 2006.  General and administrative expenses were up $113,000 due to the adoption of FAS 123(R) and the related expensing of options and restricted stock grants that was adopted with this fiscal year and to the legal fees associated with share registration expenses for the option plan approved at the last annual meeting.  The increase in sales and marketing expense is due to a higher level of print advertising and trade show activity.  S, G & A costs were as follows:

	Three Months Ended March 31,		Increase/
	2007	2006	(Decrease)
Selling	$ 361,000	$ 317,000	14%
General and administrative	$ 780,000	$ 564,000	38%
Total S, G&A	$ 1,141,000	$ 881,000	30%
S, G&A as a Percentage of Sales	19%	21%	-8%

Research and Development Costs.  Company-funded research and development expenses increased to $664,000 for the quarter ended March 31, 2007 from $566,000 for the quarter ended March 31, 2006.  The increase in research and development costs is attributable to higher new product development costs associated with the expensing of previously capitalized product development costs.  Company-funded research and development costs were as follows:

	Three Months Ended March 31,		Increase/
	2007	2006	(Decrease)
Research and Development costs	$ 664,000	$ 566,000	17%
R & D as a Percentage of Sales	11%	13%	-16%

Operating Profit and Operating Profit Percentage of Sales.  Our consolidated operating profit for the quarter ended March 31, 2007 increased to $351,000 compared to operating profit of $8,000 for the same quarter in the previous year.  The increase was due to the higher sales and associated gross margin that increased at a higher rate than the higher S, G & A expenses.  Consequently, operating profit as a percentage of sales increased to 5.9% for the quarter ended March 31, 2007 compared to 0.2% for the quarter ended March 31, 2006.  Operating profit and margin were as follows:

	Three Months Ended March 31,
	2007	2006	Increase
Operating Profit	$351,000	$8,000	4288%
Operating Profit as a percentage of Sales	5.9%	0.2%	3025%

Royalties and Other Income.  The Company recognized $5,000 in royalty income in the three months ended March 31, 2007, compared to $5,000 in the prior year's third fiscal quarter.

Interest.  Interest expense was $66,000 in the quarter ended March 31, 2007, compared to an expense of $12,000 in the prior year's quarter as the Company incurred debt to fund its asset acquisitions in fiscal year 2006.  This debt was not outstanding throughout the full quarter ending March 31, 2006.

Provision for Taxes. Our estimated effective combined federal and state tax rate on income from operations for the quarter ended March 31, 2007 was 24.4% as compared to a benefit for the quarter ended March 31, 2006 as the continued use of R&D tax credits reduced our effective tax rates below 40%.

Net Income.  Our net income for the three months ended March 31, 2007 was $216,000 or $0.02 per share on a basic and diluted basis, as compared to a net income of $6,000 or $0.00 per share on a basic and diluted basis for the three months ended March 31, 2006.

For the Nine-Month periods ended March 31, 2007 and 2006

The following table sets forth for the periods indicated the percentage of net revenues represented by each item in our Consolidated Statements of Income.

(In Thousands)	Nine Months Ended March 31,
	2007		2006
Net sales:	$ 15,780	100.0%	$ 11,728	100.0%
Cost of sales	10,274	65.1%	6,854	58.4%
Gross Profit	5,506	34.9%	4,874	41.6%

Selling, general and administrative expenses	3,145	19.9%	2,511	21.4%
Research and development costs	1,890	12.0%	1,451	12.4%
Income from Operations	471	3.0%	912	7.8%

Net interest and other income	(142)	(0.9%)	66	0.6%

Provision for Income Taxes	10	0.1%	382	3.3%
Net Income	$ 319	2.0%	$ 596	5.1%

Net Sales.  Consolidated sales increased from $11,728,000 to $15,780,000 ($4,052,000 or 35%) for the nine months ended March 31, 2007, compared to the nine months ended March 31, 2006.  A portion of the increase was due to the addition of Pro-Dex Astromec, which added $1,840,000 to the consolidated net sales.  Of the non-Astromec related net sales changes, increases were in medical shipments of $818,000, dental products of $815,000, industrial and government motion control products of $559,000 and medical product related repair revenue of $261,000.

Although selective price increases and decreases were implemented in response to market conditions, the majority of the sales growth and declines for each product line is due primarily to changes in sales volume, not the effect of price changes.

Gross Profit and Gross Profit Percentage of Sales.  Our consolidated gross profit for the nine months ended March 31, 2007 increased 13% over the same period in the previous year corresponding with the sales level increase and the full nine-month contribution form Astromec.  Gross profit as a percentage of sales decreased to 34.9% for the nine months ended March 31, 2007 compared to 41.6% for the nine months ended March 31, 2006.  We had $715,000 in warranty costs in the nine months ended March 31, 2007 as compared to $551,000 in the nine months ended March 31, 2006 as earlier revisions of products aged further into their warrantable lives  Gross profit and gross profit percentage were as follows:

	Nine Months Ended March 31,		Increase/
	2007	2006	(Decrease)
Gross Profit	$5,506,000	$4,874,000	13.0%
Gross Profit Percentage of Sales	34.9%	41.6%	-16.0%

Selling, General and Administrative Costs (S, G&A).  S, G & A expenses increased to $3,145,000 for the nine months ended March 31, 2007 from $2,511,000 for the nine months ended March 31, 2006.  The majority of the Selling expense increase is due to a $81,000 increase in bad debt expense, with the remaining increases primarily in (i) consulting, (ii) trade shows and (iii) advertising by $86,000 and $17,000, and $22,000 respectively.  The general and administrative (G&A) increase was largely due to the adoption of FAS 123 (R), which added a $198,000 year to date expense recognition.  A majority of the remainder of the increased costs was the addition of Pro-Dex Astromec in January 2006, which added $184,000 to the total consolidated general and administrative (G&A) costs.  As a percentage of sales, S, G&A expenses decreased to 20% of sales from 21% of sales.  S, G & A costs were as follows:

	Nine Months Ended March 31,		Increase/
	2007	2006	(Decrease)
Selling	$ 1,039,000	$ 827,000	26%
General and administrative	$ 2,106,000	$ 1,684,000	25%
Total S, G&A	$ 3,145,000	$ 2,511,000	25%
S, G&A as a Percentage of Sales	20%	21%	-7%

Research and Development Costs.  Company-funded research and development expenses increased to $1,890,000 for the nine months ended March 31, 2007 from $1,431,000 for the nine months ended March 31, 2006.  The addition of Pro-Dex Astromec added $164,000 to the total consolidated research and development costs and the remainder was due to approximately $191,000 for increased independent research and test parts, $30,000 in higher personnel costs and $30,000 in higher tooling costs to enhance the capabilities of our product development group.  Company-funded research and development costs were as follows:

	Nine Months Ended March 31,		Increase/
	2007	2006	(Decrease)
Research and Development costs	$ 1,890,000	$ 1,451,000	30%
R & D as a Percentage of Sales	12%	12%	-3%

Operating Profit and Operating Profit Percentage of Sales.  Our consolidated operating profit for the nine months ended March 31, 2007 decreased to $471,000 compared to operating profit of $912,000 for the same nine months in the previous year.  The decrease was due to the lower gross margin coupled with a higher absolute level of operating expenses, although lower as a percent of sales.  Consequently, operating profit as a percentage of sales decreased to 3% for the nine months ended March 31, 2007 compared to 8% for the nine months ended March 31, 2006.  Operating profit and margin were as follows:

	Nine Months Ended March 31,
	2007	2006	(Decrease)
Operating Profit	$471,000	$912,000	-48%
Operating Profit Percentage of Sales	3%	8%	-62%

Royalties and Other Income.  We received $30,000 in royalty payments in the nine months ended March 31, 2007, compared to $42,000 in royalty payments in the nine months ended March 31, 2006.

Net Interest Expense.  Net interest expense was $179,000 for the nine months ended March 31, 2007, compared to a $31,000 net interest income in the prior year's same nine month period due to the reduction in cash and assumption of debt related to the asset acquisitions completed in fiscal year 2006.

Provision for Taxes. Our estimated effective combined federal and state tax rate on income from operations for the nine months ended March 31, 2007 was 3% of earnings before tax compared to an expense rate of 39% of earnings before tax for the nine months ended March 31, 2006.  The difference in the 2007 rate is due to the use of state tax credits coupled with a retroactive reinstatement of the federal research and development credit of $64,000 in the second quarter.  The reinstatement was for expenses incurred after December 31, 2005.

Net Income.  Our net income for the nine months ended March 31, 2007 was $319,000 or $0.03 per share on a basic and diluted basis, as compared to a net income of $596,000 or $0.06 per share on a basic and diluted basis for the nine months ended March 31, 2006.

Liquidity and Capital Resources

The following table presents selected financial information for the dates indicated:

	As of March 31,		Year Ending
	2007	2006	June 30, 2006
Cash and cash equivalents	$319,000	$409,000	$358,000
Working Capital¹	$6,536,000	$6,041,000	$6,087,000
Credit Line outstanding balance	$1,200,000	$1,000,000	$900,000
Tangible book value/common share²	$0.87	$0.80	$0.81
Number of days of sales outstanding (DSO) in
accounts receivable at end of quarter³	54	63	66

	Nine Months Ended March31,		Year Ending
	2007	2006	June 30, 2006
Net cash provided by operations	$298,000	($154,000)	$55,000

1 Working Capital = Ending Current Assets balance less Ending Current Liabilities balance.

2 Tangible book value/common share = (Total shareholders' equity - Net intangible asset (patents) - Goodwill) / (basic outstanding shares).

3 DSO = Ending Net Accounts Receivable balance / (Previous Quarter Sales / 91).

Our working capital at March 31, 2007 increased to $6.5 million compared to $6.0 million at March 31, 2006 and increased from $6.1 million at June 30, 2006.  Cash flow provided by operations was $298,000 in the nine months ended March 31, 2007 compared to a use of $154,000 for the nine months ended March 31, 2006.  Cash provided by the profitable operations and reduction in accounts receivable and was primarily used to increase inventory.

In November 2006, we renewed our credit facility with Wells Fargo Bank N.A. ("Wells Fargo") for borrowings up to $2,000,000.  Its terms require monthly interest payments at the prime rate of interest (8.25% at March 31, 2007); or LIBOR plus 2.50% (7.875% (one month) to 7.875% (three months) at March 31, 2007), at our discretion, based on outstanding borrowings with no minimum interest charge.  There is an unused credit line fee of 0.175% per anum calculated and paid quarterly based on the average available unused balance of the credit line.  All assets of the Company secure the outstanding borrowings.  There was a $1,200,000 outstanding balance under the terms of this credit facility as of March 31, 2007.  The total eligible additional borrowing capacity at March 31, 2007 was $800,000.

In January 2006, we amended the credit facility and entered into a 4-year term note with Wells Fargo for $1,000,000.  Its terms require monthly interest payments at either the prime rate of interest (8.25% at March 31, 2007); or LIBOR plus 2.50% (7.875% (one month) to 7.875% (three months) at March 31, 2007), at our discretion, based on outstanding borrowings.  The principal payments on the note are $21,000 per month.  All assets of the Company secure the outstanding borrowings.  There was $708,000 outstanding balance under the term note as of March 31, 2007.

In March 2006, we entered into a 10-year mortgage with Union Bank of California for $1,650,000.  Its terms require monthly interest payments at a fixed rate of 6.73% based on outstanding borrowings.  The principal payments on the mortgage note are based on a 25-year amortization of the note and are $11,000 per month beginning May 1, 2006.  The outstanding borrowings are secured by our Carson City land and building.  There was $1,626,000 outstanding balance under the terms of this mortgage as of March 31, 2007.

There are certain financial and non-financial covenants that we must meet to be in compliance with the terms of the Wells Fargo credit facility, as amended, and the Union Bank mortgage.  At March 31, 2007, management believes that the Company was in compliance with all such covenants.

At March 31, 2007, we had cash and cash equivalents of $319,000.  We believe that our cash and cash equivalents on hand, together with cash flows from operations, if any, and amounts available under the credit facility will be sufficient to meet our working capital and capital expenditure requirements for the next year.

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

We maintain insurance to protect against claims associated with the use of our products, but there can be no assurance that we will not be subject to product liability claims, that such claims will not result in liability in excess of our insurance coverage, that our insurance will cover such claims or that appropriate insurance will continue to be available to us in the future at commercially reasonable rates. A successful claim brought against us in excess of our insurance coverage could have a material adverse affect on our business, results of operations and financial condition.  Even unsuccessful claims could result in the expenditure of funds in litigation and management time and resources.

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

In June 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 requires recognition of tax benefits that satisfy a greater than 50% probability threshold. FIN No. 48 also provides guidance on derecognizing, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 is effective for us beginning July 1, 2007. The Company does not expect the adoption of FIN No. 48 will have a material effect on its consolidated financial position, consolidated results of operations, or liquidity.

MAJOR CUSTOMERS

The Company had two major customers (defined as a customer that represents greater than 10% of the Company's total revenues) in the nine months ended March 31, 2007 and 2006.

	Revenues			Revenues
	Nine Months	Three Months	Accts. Rec.	Nine Months	Three Months	Accts. Rec.
	Ended March 31, 2007			Ended March 31, 2006
Customer 1	$ 3,350,000	$ 1,722,000	$ 1,059,000	$ 2,909,000	$ 469,000	$ 575,000
Customer 2	$ 3,115,000	$ 1,058,000	$ 476,000	$ 1,505,000	$ 594,000	$ 16,000

Item 3. Controls and Procedures

The Chief Executive Officer and Chief Financial Officer (the principal executive officer and principal financial officer, respectively) conducted an evaluation of the design and operation of our "disclosure controls and procedures" (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")).  Based on that evaluation for the quarter ended March 31, 2007, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by use in the reports filed or submitted by us under the Exchange Act is accumulated, recorded, processed, summarized and reported to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, and to allow timely decisions regarding whether or not disclosure is required.

During the quarter ended March 31, 2007, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings
The Company is a party to various legal proceedings incidental to its business, none of which are considered by the Company to be material at this time.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
None.

Item 3.	Defaults Upon Senior Securities.
None.

Item 4.	Submissions of Matters to a Vote of Securities Holders.
None.

Item 5.	Other Information.
None.

Item 6.	Exhibits.

Exhibits:
		10.1	Restricted Stock Grant Agreement by and between the Company and Mark Murphy, dated February 21, 2007 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on February 23, 2007).

		31.1	Certifications of Chief Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

		31.2	Certifications of Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

		32	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 15, 2007 PRO-DEX INC.	Date: May 15, 2007 PRO-DEX INC.
By: / s / Mark Murphy	By: / s / Jeffrey J. Ritchey

Mark Murphy	Jeffrey J. Ritchey
Chief Executive Officer	Secretary and Chief Financial Officer (Principal Financial and Accounting Officer)

End of Filing