Form 10KSB
period 2007-06-30
PRO DEX INC
filed 2007-09-28
CIK 788920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended June 30, 2007

OR

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934. FOR THE TRANSITION PERIOD FROM TO .

Commission File Number 0-14942

PRO-DEX, INC.
(Name of small business issuer in its charter)

Colorado	84-1261240
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

151 E. Columbine Avenue, Santa Ana, California 92707
(Address of principal executive offices) (Zip Code)

Issuer's telephone number: (714) 241-4411
Securities registered under Section 12(b) of the Exchange Act:

Name of each exchange
Title of each class	on which registered
Common Stock, no par Value	NASDAQ Capital Market

Securities registered under Section 12(g) of the Exchange Act:

None

(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  [  ]

Check whether the issuer (1) filed all reports required by Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days.

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

Yes [  ]      No  [ X ]

State issuer's revenues for its most recent fiscal year: $21,563,000.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity as of August 31, 2007: $10,220,725.  For the purpose of this calculation, shares owned by officers, directors and 10% stockholders known to the registrant have been deemed to be owned by affiliates. This determination of affiliate status is not a determination for other purposes.

The number of shares outstanding of each of the issuer’s classes of Common Stock outstanding as of the latest practicable date: 9,718,366 shares of Common Stock, no par value, as of August 31, 2007.

DOCUMENTS INCORPORATED BY REFERENCE: Part III incorporates by reference certain information from the registrant's definitive proxy statement (the "Proxy Statement") for the 2007 Annual Meeting of Shareholders.

Transitional Small Business Disclosure Format:        Yes [  ] No [X]

PART I

Cautionary statement pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

When used in this report on Form 10-KSB, the words "expects,” "anticipates," "estimates," "believes," "hopes," "intends," "forecasts" and similar expressions are intended to identify "forward-looking statements." These statements which are not historical or current facts are made pursuant to the safe harbor provisions of Section 27a of the Securities Act of 1933, as amended and Section 21e of the Securities Exchange Act of 1934, as amended, and the Company intends that such forward-looking statements be subject to those safe harbor provisions for such statements. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date of this report. While forward-looking statements represent management's best judgment as to what may occur in the future, they are subject to risks, uncertainties and important factors beyond the control of the Company that could cause actual results and events to differ materially from historical results of operations and events as well as those presently anticipated or projected. These factors include adverse economic conditions, entry of new and stronger competitors, capital availability, unexpected costs, failure to capitalize upon access to new customers, and marketplace delisting. Other risks and uncertainties which may affect forward-looking statements about the Company's business and prospects include, but are not limited to, the ramifications of the continued industry consolidation of dental and medical products manufacturers, dealers and distributors, managed health care, the Company's ability to effectively integrate operations of acquired companies, market acceptance and support of new products, maintaining favorable supplier relationships, the inability to engage qualified human resources as needed, regulatory compliance and general economic conditions. The Company disclaims any obligations subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

Item 1.      Description of Business

Company Overview

 Pro-Dex, Inc. (“Company,” “Pro-Dex”, “we,” “our,”, “us”), with operations in Santa Ana, California, Beaverton, Oregon and Carson City, Nevada, specializes in bringing speed to market in the development and manufacture of technology-based solutions that incorporate embedded motion control, miniature rotary drive systems and fractional horsepower DC motors, serving the medical, dental, semi-conductor, scientific research and aerospace markets. Pro-Dex's products are found in hospitals, dental offices, medical engineering labs, commercial and military aircraft, scientific research facilities and high tech manufacturing operations around the world.  The company names of Micro Motors, Oregon Micro Systems, and Astromec are used for marketing purposes as brand names.

Pro-Dex’s principal headquarters are located at 151 E. Columbine Avenue, Santa Ana, California 92707 and our phone number is 714-241-4411.  Our Internet address is www.pro-dex.com .  Our annual reports on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K, amendments to those reports and other Securities and Exchange Commission (“SEC”) filings, are available free of charge through our website as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC.  In addition, our Code of Ethics and other corporate governance documents may be found on our website at the Internet address set forth above.  Our filings with the SEC may also be read and copied at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549.  You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov .

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

Company-funded research and development supports the development of generic rotary drive, motion control and electric motor technology platforms.  We seek customer-funded projects to customize these platforms to specific customer requirements.  Company-funded research and development projects are generally expected to convert to customer-funded projects within six to eighteen months.  Company funded research and development costs not associated with contracts or purchase orders are expensed as incurred.  In the year ended June 30, 2007, $2,474,000 was expensed; an increase of $465,000 from the $2,009,000 expensed in the year ended June 30, 2006.  The addition of costs of Pro-Dex Astromec, our wholly owned subsidiary established in January 2006, accounted for $184,000 of the increase and the remainder was attributable to increased internal costs and external engineering consulting fees for product improvement, specialty design and validation work.

 In fiscal year 2007, there was a $95,000 change in revenue from customer-funded research and development as there was $24,000 negative revenue from customer-funded research and development as fees were refunded due to cancelled development projects in the year ended June 30, 2007 compared to recognizing $71,000 in revenue in the year ended June 30, 2006.  The reduction in customer-funded research and development fees reflected efforts that were focused on pre-contract development work, upgrading current products and supporting warranty work

For customer-funded development projects, costs are capitalized and recognized as a cost of sales when specific deliverables within the development contracts are produced, matching the costs to the revenue. For the year ended June 30, 2007, $124,000 was recognized as cost of sales reflecting the recognition of inventory costs associated with the cancelled development projects, compared to $54,000 recognized as cost of sales for the year ended June 30, 2006, reflecting the completion of various development contracts during the year.

The Company’s revenue is derived from five main customer types.  The proportion of sales compared to our total sales, sales to each customer type and sales by location are noted in the tables below:

Sales by customer type ($'000)	2007		2006		2005		2004		2003
Dental	$ 4,298	20%	$ 3,789	22%	$ 3,368	24%	$ 4,578	32%	$ 5,156	43%
Medical	9,453	44%	6,447	38%	5,849	42%	5,864	41%	3,357	28%
Industrial	3,317	15%	3,753	22%	3,570	26%	2,533	18%	2,278	19%
Aerospace	2,445	11%	1,194	7%	--	--	--	--	--	--
Repairs, Government and other	2,050	10%	1,878	11%	1,047	8%	1,225	9%	1,199	10%
Total Sales	$21,563	100%	$17,061	100%	$13,834	100%	$14,200	100%	$11,990	100%

Sales by location ($'000)	2007		2006		2005		2004		2003
Santa Ana	$13,852	64%	$10,823	63%	$ 9,946	72%	$10,900	77%	$ 9,281	77%
Beaverton	4,121	19%	4,585	27%	3,888	28%	3,300	23%	2,709	23%
Carson City	3,590	17%	1,653	10%	-	-	-	-	-	-
Total Sales	$21,563	100%	$17,061	100%	$13,834	100%	$14,200	100%	$11,990	100%

Medical product sales represent the manufacture of products that utilize proprietary designs developed by us under exclusive design and supply agreements.  Our dental products are sold to original equipment manufacturers and dental product distributors.  An independent dealer network markets our own branded line of dental products, including the Intraflow dental anesthesia product we acquired the rights to in October, 2005.  We also design and manufacture embedded multi-axis motion controllers used to regulate the motion of servo and stepper motors, predominantly for the factory automation, scientific research, and medical analysis equipment industries.  The controllers support the platforms for PCI, VME, ISA, and cPCI busses as well as stand-alone requirements.  In addition, we make and sell pneumatic motors for industrial applications that are marketed directly to end-users and through industrial supply distributors.  We added significant sales with the purchase of the assets of Astromec Inc., and establishing Pro-Dex Astromec Inc. in January 2006.  The products sold include reliable fractional horsepower DC motors designed for harsh environments primarily for the aerospace and medical markets.

In 2007, the top 20 customers accounted for 77% of our sales, compared to 73% in 2006.  In 2007, our two largest customers accounted for 41% of such sales with the largest customer accounting for over 23% of our sales.  This compares to 2006 when our two largest customers accounted for 33% of our sales with the largest customer accounting for 22% of such sales.  Our larger customers, based on revenue, include Smith and Nephew, Medtronic, Sullivan Schein, Lawrence Livermore National Laboratories, Monogram, and Benchmark Electronics.  In many cases, disclosure of other larger customer names is prohibited by confidentiality agreements with such entities.  We have no plans to discontinue the sales relationships with our existing significant customers.

In the second quarter of 2007, one of our major customers advised us that it plans to internally manufacture two of the products that we developed for them and have manufactured for the past four years.  This decision is consistent with this customer’s general strategy of vertical integration and their targeted time deadline for the transition is January 1, 2008.  This customer represents sales of $2,314,000 in 2007 and $1,431,000 in 2006.  At this point, the customer has purchased and has expressed its intention to continue to purchase some of the major components for these products from us, as these components contain our proprietary technology, although they are under no obligation to make such purchases.  Such major components could account for as much as 50% of the price of the fully manufactured product.  As a result of this advisement, no existing purchase orders were cancelled for these two products and the customer has placed a blanket purchase order for delivery of the products throughout calendar year 2007.  We have no other knowledge that other significant customers have any plans to discontinue their relationships with us, although the relationships may change over time.

All of the raw materials used to manufacture our products are purchased from various suppliers and are available from several sources. Precipart Corporation, Tyco Precision Interconnect and Transicoil are some examples of our key suppliers.  We consider our relationships with our suppliers and manufacturers to be good.  We do not intend to terminate any such relationship at this time, nor does management have knowledge that any supplier or manufacturer intends to terminate its relationship with Pro-Dex.  Pro-Dex has no exclusive arrangements with any of its suppliers.

Our commitment to quality design and manufacturing are demonstrated by our three independently verified certifications for maintaining quality processes and products.  We hold the following certifications:  ISO 13485:2003, the Medical Device Directive 93\42\EEC Annex II, and CMDCAS (Canadian Medical Device Regulation).

At the present time, we are generally able to fill orders for recurring product within sixty (60) days from initial order receipt.  At June 30, 2007, we had a backlog, including orders for delivery beyond 60 days, of $10.1 million compared with a backlog of $11.7 million at June 30, 2006.  We expect to ship most of our backlog in fiscal year 2008 and the remainder in fiscal year 2009.  The decreased backlog from 2006 is due normal fluctuations in the timing of receipt and shipment of orders.  Backlog reductions in medical/dental products of approximately $1.1 million, due to the slow down in new product development, were offset by increases in motor component orders of approximately $0.5 million.  We do not typically experience seasonal fluctuations in our new order bookings, but may experience variability in our new order bookings due to the timing of major new product launches.  Similarly, we do not typically experience seasonal fluctuations in our shipments and revenues.

We sell our products using several methods; directly to the customer, directly to original equipment manufacturers and through a network of high technology and dental product distributors within North America.  Internationally, we maintain sales agreements with foreign distributors or sell through the domestic subsidiaries of foreign customers.

Competition

            The markets for products in the healthcare, fractional motors, motion control and factory automation industries are intensely competitive, and we face significant competition from a number of different sources.  Several of our competitors have significantly greater name recognition as well as substantially greater financial, technical, product development and marketing resources than us.

            We compete in all of our markets with other major healthcare, fractional motors, motion control and factory automation related companies. Competitive pressures and other factors, such as new product or new technology introductions by us or our competitors, may result in price or market share erosion that could have a material adverse effect on our business, results of operations and financial condition.  Also, there can be no assurance that our products and services will achieve broad market acceptance or will successfully compete with other products targeting the same customers.

Research and Development

We conduct company-funded and customer-funded research and development programs. These product development programs are important to both maintain and improve our market position. The net amounts spent on company-funded research and development activities in 2007 and 2006 were approximately $2.5 million and $2.0 million, respectively.  Our research and development effort involves the design and manufacture of products that perform specific applications for our customers.  We continue to target our research and development expenses toward three goals:

  expanding our knowledge base in the medical device, fractional motor and motion control industry to solidify our products with current customers and expand our customer base;

  general technical advances; and

  enhancements of current product lines.

One of our strategies is to gain a greater commitment level from our customers to share research and development costs by billing them for non-recurring engineering expenses. The fees received for non-recurring engineering expenses do not, however, represent a significant portion of our revenue.

Employees

At June 30, 2007, we had 124 full-time employees compared to 122 full-time employees at June 30, 2006.  At June 30, 2007, there were 86 persons employed at the Santa Ana location, 26 persons employed at the Carson City location and 12 persons employed at the Beaverton location compared to 86 persons employed at the Santa Ana location, 24 persons employed at the Carson City location and 12 persons employed at the Beaverton location at June 30, 2006.  Due to the high level of shipments in the fourth quarter of 2007, the use of temporary labor from temporary staffing agencies was increased and we employed 7 agency temps at June 30, 2007, up from 2 agency temps at June 30, 2006.

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

Our management believes that our business is conducted in a manner consistent with Environmental Protection Agency (“EPA”) regulations governing disposition of industrial waste materials.  While our management is confident that our products and processes fully comply with applicable laws and regulations, we are unable to predict the outcome of any investigation or review which may in the future be undertaken with respect to our products or processes.

Our management believes that we follow Good Manufacturing Practices for all of our products at each of our locations.

Patents, Trademarks, and Licensing Agreements

We hold patents relating to intraosseous dental anesthesia delivery, multi-axis motion controllers and our miniature rotary drive products.  Our patents have varying expiration dates.  The near term expiration of the patents, if any, is not expected to cause any change in the Company’s revenue generating operations as the revenue from the products associated with those patents would not be material.

We believe that the use of the patents acquired in connection with the 1995 OMS and Micro Motors acquisitions as well as the patents acquired with the intraosseous dental anesthesia delivery (“Intraflow”) acquisition is neither infringed upon by any third party, nor infringes upon any prior art of any third party.  We are unable to assess the validity, scope, or defensibility of our patents with any degree of certainty, and any challenge to or claim of infringement relating to our patents could materially and adversely affect our business and results of operations.

We have certain trademarks relating to our miniature pneumatic motor products, including Dynatorq™, Dynasurg™, PDL™, Micro Motors™, Micro Handpiece™ and Intraflow™.  We have filed for federal trademark protection for OMS-EZ™.

We have not entered into any licensing or franchising agreements for revenue generating purposes, however we do have a royalty agreement in place for a previously designed product.  This income is reflected as “other income” and not “revenue”.

Risk Factors

We face significant competition from a number of different sources which could negatively impact our results of operations and business conditions.

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

Our quarterly results can fluctuate significantly from quarter to quarter which may negatively impact the price of our shares and/or provide significant variances in the prices at which such shares trade.

            Our revenues have fluctuated in the past, and may fluctuate in the future from quarter to quarter and period to period, as a result of a number of factors including, without limitation: the size and timing of orders from customers; the length of new product development cycles; market acceptance of new technologies; the extent and timing of eligible product returned for repair or replacement under warranty coverage;  changes in pricing policies or price reductions by us or our competitors; the timing of new product announcements and product introductions by us or our competitors; the financial stability of major customers; our success in expanding our sales and marketing programs; deferrals of customer orders and deliveries; changes in our strategy; personnel changes; and general market/economic factors.

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

A substantial portion of our business is derived from our three core business areas which, if not serviced properly, may result in a material adverse impact upon our business, results of operations and financial condition.

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

The industry in which we operate is subject to significant technological change and any failure or delay in addressing such change could adversely affect our competitive position or could make our current products obsolete.

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

We face the risks and uncertainties that are associated with litigation against us which could have a material adverse effect on our business, results of operations and financial condition.

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

            Many of our products are complex and technologically advanced.  Such products may, from time to time, be the subject of claims concerning product performance and construction, including warranty claims.   While we are committed to correcting such problems as soon as possible, there is no assurance that solutions can be found or found on a timely basis to satisfy customer demands and avoid potential claims or litigation.  Such matters could have a material and adverse effect upon our business, results of operations and financial condition.

            There can be no assurance that such litigation will not result in liability in excess of our insurance coverage, that our insurance will cover such claims or that appropriate insurance will continue to be available to us in the future at commercially reasonable rates.

We rely heavily on our proprietary technology which, if not properly protected or deemed invalid, could have a material adverse effect on our business, results of operations and financial condition.

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

Our failure to manage growth could harm us by having a material adverse effect on our business and results of operations.

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

            Our future performance also depends in significant part upon the continued service of our key technical and senior management personnel, many of whom have been with the Company for a significant period of time.  We maintain term key man life insurance policy for the CEO, and do not maintain key man life insurance on any other of our employees.  Because we have a relatively small number of employees when compared to other leading companies in the same industry, our dependence on maintaining our relationship with key employees is particularly significant. We are also dependent on our ability to attract and retain high quality personnel, particularly in the areas of product development, operations management, marketing and finance.

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

Our products may be subject to product liability legal claims which may cost us significant amounts in both money and management time and resources.

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

Our evaluation of internal control and remediation of potential problems will be costly and time consuming and could expose weaknesses in financial reporting.

The regulations implementing Section 404 of the Sarbanes-Oxley Act of 2002 require management's assessment of the effectiveness of the Company's internal control over financial reporting beginning with our Annual Report on Form 10-KSB for the fiscal year ending June 30, 2008.  Our independent auditors will be required to confirm in writing whether management's assessment of the effectiveness of the internal control over financial reporting is fairly stated in all material respects, and separately report on whether they believe management maintained, in all material respects, effective internal control over financial reporting as of June 30, 2008.  This process will be expensive and time consuming, and will require significant attention of management.  Management can give no assurance that material weaknesses in internal controls will not be discovered. If a material weakness is discovered, corrective action may be time consuming, costly and further divert the attention of management.  The disclosure of a material weakness, even if quickly remedied, could reduce the market's confidence in our financial statements and harm our stock price, especially if a restatement of financial statements for past periods is required.

We are subject to changes in and interpretations of financial accounting matters that govern the measurement of our performance, compliance with which could be costly and time consuming.

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

As of July 1, 2007, the base rent was increased to $22,500 per month and will increase to $30,000 per month in Mid-October on the facility located at 151 East Columbine Avenue, Santa Ana, California as we entered the “holdover” or “month to month” portion of the lease.  We identified a new facility and signed a lease in August, 2007 with an unrelated third party at a base monthly rental rate of approximately $31,000 for a 28,000 square foot one story building at 2361 McGaw Avenue, Irvine, Ca 92614, in order to relocate the executive offices and Santa Ana manufacturing facility in approximately January, 2008.

Our Beaverton office and manufacturing facility is located at 1800 N.W. 169th Place, Building C100, Beaverton, Oregon 97006.  The Company leases the 11,000 square foot facility from an unrelated third party, at a base monthly lease rate of $9,600 through October 2007.  Beginning in the third quarter of 2007, an unrelated third party subleased approximately 2,500 square feet from us for $1,960 per month.  The building is a one-story suite in a 20-year-old industrial office complex and in good condition.

Our Pro-Dex Astromec office and manufacturing facility is located at 2950 Arrowhead Drive, Carson City, NV 89708.  We purchased 4.4 acres of real property and a 20,000 square foot industrial building and related improvements located in Carson City, Nevada (collectively, the “Property”) for $2,200,000 in March 2006.  The building is a two-story building of concrete block construction in an industrial park near the Carson City airport and in good condition.  The purchase was financed with cash on hand and by a 10 year Promissory Note and related Loan Agreement with Union Bank of California (the “Bank”), whereby we borrowed $1,650,000.

The principal balance of the Union Bank loan evidenced by the Promissory Note bears interest at a fixed rate of 6.73% per annum. Under the terms of the Promissory Note, the Union Bank loan amortizes as a 25 year obligation due in 10 years with 120 equal monthly payments of $11,379 beginning May 1, 2006. The maximum amount of future payments due under the Promissory Note (undiscounted and assuming no prepayment) is $2,517,088.

 We believe that the base monthly rental rates on the leased facilities are comparable to rents charged for comparable properties in the market area, while we believe the holdover rent is above market rates.  The current facility in Santa Ana is believed to be inadequate but the planned facilities are adequate for our expected needs.  We believe there is full compliance with applicable state and EPA environmental standards at each facility.

Item 3.   Legal Proceedings

We are from time to time a party to various legal proceedings incidental to our business, none of which we consider to be material at this time.  There can be no certainty that we may not ultimately incur liability or that such liability will not be material and adverse.

Item 4.   Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of our shareholders during the fourth quarter ended June 30, 2007.

PART II

Item 5.   Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Our common stock, no par value, is quoted under the symbol "PDEX" on the automated quotation system of the Nasdaq Capital Market ("NASDAQ"). The following table sets forth for the quarters indicated the high and low sales prices as reported by NASDAQ.  The quotations reflect inter-dealer prices, without retail markup, markdown, or commissions, and may not necessarily represent actual transactions.  On September 19, 2007, the last sale price of our common stock as reported by NASDAQ was $1.47 per share.

Quarter Ended	High	Low
September 30, 2005	$ 3.73	$ 2.72
December 31, 2005	3.60	2.39
March 31, 2006	2.78	2.38
June 30, 2006	2.53	1.68
September 30, 2006	1.75	1.32
December 31, 2006	1.57	1.16
March 31, 2007	1.50	1.23
June 30, 2007	1.68	1.31

At June 30, 2007, there were approximately 268 holders of record of our common stock. This number does not include beneficial owners including holders whose shares are held in nominee or "street" name.

We have not paid a cash dividend with respect to our common stock, and do not intend to pay cash dividends in the foreseeable future.  The current policy of our Board of Directors is to retain earnings to provide funds for the operation and expansion of the business.  The Board of Directors, in light of the circumstances then existing, including our earnings and financial requirements and general business conditions, will determine future dividends, if any.  There are restrictions associated with our credit facilities on the Company issuing dividends.

Equity Compensation Plan Information

As of June 30, 2007 Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Available for Issuance Under Equity Compensation Plans (excluding services reflected in column (a))
	(a)	(b)	(c)
Plans Approved by Stockholders	1,293,500	$1.55	547,045
Plans Not Approved by Stockholders	100,000	1.25	---
Total	1,393,500	$1.53	547,045

We made no repurchases of our securities during the fourth quarter ended June 30, 2007.

Item 6. Management's Discussion and Analysis or Plan of Operation

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition for each of the two years ended June 30, 2007 and 2006, respectively.  This discussion should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included elsewhere in this Report. This Report contains certain forward-looking statements and information. The cautionary statements included herein should be read as being applicable to all related forward-looking statements wherever they may appear.

Critical Accounting Estimates and Judgments

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”).  The preparation of our financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures.  We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates.  The significant accounting policies that are believed to be the most critical to fully understanding and evaluating the reported financial results include revenue recognition, warranty reserve, inventory valuations for slow moving items, impairment of goodwill, and the recovery of deferred income tax assets.

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

The majority of our products have a twelve month warranty.  We determine our warranty reserve based on considering the historical costs to repair warranty eligible products and by estimating the number and type of products that may be eligible for warranty return and repair.  We calculate our reserve by calculating a cost estimate based on what products are known to be warranty-eligible, have been returned, and are in process of being repaired, and combining it with an expected cost for units in the field that have a potential to be returned for warranty-eligible repair.  The potential return amount is based on historical return and repair cost data.   At June 30, 2007 we had $469,000 in accrued warranty reserves.  Of this amount, $163,000 was for known deficiencies and $306,000 was for future anticipated costs.

The Company accounts for goodwill under SFAS No. 142 “Goodwill and Other Intangible Assets.”  SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142.  We have recorded no impairment charge in fiscal 2007 or 2006.  We prepare our annual impairment testing on April 1 of each year.  We prepared an additional review of the intangible assets associated with the Astromec acquisition as of June 30, 2007.

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

            Significant management judgment is required to determine our provision for income taxes and the recoverability of the deferred tax asset.  It is based on our estimates of future taxable income by jurisdiction in which we operate and the period over which the deferred tax assets will be recoverable.  In the event that actual results differ from these estimates or we adjust these estimates in future periods, a valuation allowance may need to be established which could result in a tax provision equal to the carrying value of the deferred tax assets.

Year in Review

Fiscal year 2007 was a year of growth and recovery at Pro-Dex.  We grew our sales by over 26% in fiscal year 2007 and have now more than doubled sales in the five years since fiscal year 2002. The sales growth can be attributed to both organic growth as our medical products have been favorably accepted by the market, and acquisitive growth as the Pro-Dex Astromec business added over $3.5 million to our revenues in 2007.  We strengthened the Company’s financial position by generating almost $1.5 million in operating cash for the 2007 fiscal year, allowing us to reduce our debt by over $950,000.  By remaining profitable, we increased our tangible net worth per share by 8.6% from $0.81 per share to $0.88 per share.

We accomplished more than increasing our sales and financially strengthening the Company in 2007.  We made significant advances in resolving the many engineering projects that were open at the end of 2006.  We have completed many of these projects, realizing the financial benefit of shipping slower moving inventory, while reestablishing more favorable positions with our current customers and freeing up resources to quote additional work.   We have begun to win new business from these efforts, and will realize new revenue in fiscal 2008 for the proposals submitted in 2007.  An exciting prospect of the recent “wins” and quotes is that efforts from all three Pro-Dex locations will be used to fulfill our customer needs, and we will begin to realize increasing synergies between our locations.  We have made substantial progress in the areas of Quality and Culture at Pro-Dex.  Finally, in 2007 we completed a building search that will result in the relocation of our Santa Ana, California headquarters, engineering and manufacturing facility to a larger, more efficient location in Irvine, California, 2.6 miles away.

As in 2006, our margins were challenged.  Most significantly, we expensed $976,000 in warranty costs and accruals following the $709,000 expensed for such items in 2006.  We have invested substantial resources to resolve this issue and are continuing to do so.  The second issue impacting our margins is a less favorable sales mix in 2007 as compared to 2006.  When we purchased the assets of the business that became Pro-Dex Astromec, we understood that we were entering a business that had historic margins closer to those providing mechanical components, as opposed to the higher margins of our legacy medical and motion control/industrial businesses.  Understandably, our margins reflected this decision as we were impacted by a full year of Pro-Dex Astromec’s growing sales in 2007, as compared to a half year of such sales in 2006.  Another factor impacting the sales mix was a decline in industrial/motion control sales, as this area had a very favorable performance in 2006 highlighted by a large order from a single customer near the end of that year that was not repeated in 2007.

As we enter fiscal 2008, we are beginning to see the results of the efforts pay off in improved product quality, better designs and more efficient manufacturing.  We believe we are changing the direction of the Company to provide an incrementally higher level of earnings in the coming years and have continued to transition Pro-Dex to a better, stronger, faster company.

Results of Operations

Results of Operations for Fiscal Year Ended June 30, 2007, Compared to Fiscal Year Ended June 30, 2006

The following table sets forth financial data and the percentage of net revenues regarding the Company's financial position and operating results.

(In Thousands)	Fiscal Year Ended June 30,
	2007		2006
Net sales:	$ 21,563	100.0%	$ 17,061	100.0%
Cost of sales	14,196	65.8%	10,485	61.5%
Gross Profit	7,367	34.2%	6,576	38.5%

Selling, general and administrative expenses	4,051	18.8%	3,421	20.1%
Research and development costs	2,474	11.5%	2,009	11.8%
Income from Operations	842	3.9%	1,146	6.7%

Net interest and other (income)	267	1.2%	(7)	(0.0%)

Provision for Income Taxes	69	0.3%	326	1.9%
Net Income	$ 506	2.3%	$ 827	4.8%

           Net Sales.   Consolidated sales increased 26% or $4,502,000 to $21,563,000 from $17,061,000 for 2007, as compared to 2006.  Approximately $1,937,000 or 43% of the increase was due to including a full year of the performance of Pro-Dex Astromec as compared to including only 6 months of Pro-Dex Astromec performance in 2006 as Astromec was acquired in the beginning of January 2006.  Medical sales were higher by $3,006,000 or 47%, due to higher sales to our two largest customers by approximately the same amount.  Astromec medical sales increases of $672,000 were offset by an equivalent amount of decreases in sales to mid range medical customers and reductions in medical product development sales.  Shipments to dental customers increased by 13% as sales were reduced last year due to a one time $245,000 credit for the Intraflow product that was issued at the completion of the Intravantage asset acquisition in October 2005 (fiscal year 2006).  Without the effect of the credit, dental product sales rose $264,000 or 7%, due largely to an increase in Interflow sales of $149,000.  Sales to industrial customers decreased $436,000 or 12% from the same period in the prior year as sales to semiconductor related customers slowed.  Sales related to repairs, government and other customers had a $172,000 or 9% year over year increase in 2007 due to the increase in repair and upgrade work for products that were not warranty eligible.

In fiscal year 2007, there was a $95,000 decrease in revenue from customer-funded research compared to 2006. $24,000 of the reduction in revenue from customer-funded research and development was the result of refunds due to cancelled development projects in the year ended June 30, 2007 compared to recognizing $71,000 in revenue in the year ended June 30, 2006.  The reduction in customer-funded research and development fees reflected efforts that were focused on pre-contract development work, upgrading current products and supporting warranty work

Although selective price increases and decreases were implemented in response to market conditions, the majority of the sales growth and declines for each product line is due primarily to changes in sales volume, not the effect of price changes.

The amount of Pro-Dex total sales to each customer type and the year-to-year change is noted in the table below:

	Fiscal Year ended June 30,		Increase/
Sales by customer type ($'000)	2007	2006	(Decrease)
Dental	$ 4,298	$ 3,789	13%
Medical	9,453	6,447	47%
Industrial	3,317	3,753	-12%
Aerospace	2,445	1,194	105%
Government research and other	2,050	1,878	9%
Total	$ 21,563	$ 17,061	26%

Gross Profit The Company's consolidated gross profit for 2007 increased $791,000 or 12% compared to the gross profit in the previous year due to the higher medical product sales level and the inclusion of a full year of Pro-Dex Astromec.  Gross profit as a percentage of sales decreased to 34% for the year ended June 30, 2007 compared to 39% for the year ended June 30, 2006.  The main factor in the margin decrease is change in the sales mix within the product lines.  The products that had the greatest effect on the margin were the reduced high margin industrial sales, combined with the consolidation of a full year of lower margin Pro-Dex Astromec sales, as this component business historically had margins in the 20% to 30% range.  Medical and dental margins remained stable.  Warranty costs weighed heavily on our gross margin as $819,000 of warranty costs were incurred in addition to an increase of $160,000 in accrued anticipated costs for a total expense of $979,000 for 2007 as compared to $400,000 in warranty costs and $309,000 in such accruals for a total expense of 709,000 for 2006.  As a percentage of sales, warranty costs accounted for approximately 4% reduction in gross margin in each such year.  Gross profit and gross profit percentage were as follows:

	Fiscal Year ended June 30,		Increase
	2007	2006	(Decrease)
Gross Profit	$7,367,000	$6,576,000	12%
Gross Profit Percentage	34%	39%	(11%)

Selling, general and administrative costs (S, G&A).  S, G & A expenses increased 18% to $4,051,000 for the year ended June 30, 2007 from $3,421,000 for year ended June 30, 2006.  The increase in selling expense is mainly due to increased trade show and advertising expenditures of $56,000 combined with an increase in bad debt expense of $113,000.  General and administrative costs were higher primarily due to recognizing $242,000 in FAS 123(R) stock based compensation expenses and $105,000 for consolidating the full year of normal S, G & A costs at Pro-Dex Astromec into the total Pro-Dex S, G&A.  As a percentage of sales, S, G&A costs decreased from 20% to 19% due to the higher sales levels and ongoing cost containment efforts throughout the Company.  S, G & A costs were as follows:

	Fiscal Year ended June 30,		Increase
	2007	2006	(Decrease)
Selling	$ 1,352,000	$ 1,191,000	14%
General and administrative	$ 2,699,000	$ 2,230,000	21%
Total S, G&A	$ 4,051,000	$ 3,421,000	18%
S, G&A Percentage of Sales	19%	20%	(6%)

Research and development costs.  Company funded research and development expenses increased $465,000 to $2,474,000 for the year ended June 30, 2007 from $2,009,000 for the year ended June 30, 2006, an increase of 23%.  The addition of a full year of Pro-Dex Astromec operations added $184,000 to total consolidated research and development costs.  The remainder of the increase was due to Company-funded project research costs associated with upgrading and developing line extensions for our current products.  Company-funded research and development costs were as follows:

	Fiscal Year ended June 30,		Increase
	2007	2006	(Decrease)
Research and Development (R&D) Costs	$2,474,000	$2,009,000	23%
R&D costs as a % of Sales	11%	12%	(3%)

Operating Profit and Operating Profit as a Percentage of Sales.  Our consolidated operating profit for the year ended June 30, 2007 decreased to $842,000 from an operating profit of $1,155,000 for the year ended June 30, 2006.  Consequently, operating profit as a percentage of sales decreased to 4% for the year ended June 30, 2007 compared to 7% for the year ended June 30, 2006.  Operating profit and margin were as follows:

	Fiscal Year ended June 30,
	2007	2006	(Decrease)
Operating Profit	$842,000	$1,146,000	(27%)
Operating profit Percentage	4%	7%	(42%)

 Royalties and Other Income.  We earned and received $38,000 in royalty payments in fiscal year 2007, compared to $51,000 in royalty payments in 2006.  The decline in royalty income resulted from a decrease in the sales of products subject to royalties in 2007.

Net Interest Income/Expense.  Net interest expense was $301,000 in the year ended June 30, 2007, which included $319,000 in interest expense offset by $18,000 in interest income, compared to $25,000 which included $78,000 in interest expense offset by $53,000 in interest income, in the prior year as we carried a full year of our term debt obligations used to fund our asset acquisitions in 2006 as well as using the operating credit line throughout the year.  Included in the $301,000 is $68,000 in accrued interest relating to the ongoing IRS examination for the tax years ending June 30, 2004 and 2005.

Income Tax Provision.  Our effective income tax rate was 12% for the year ended June 30, 2007, compared to 28% for the year ended June 30, 2007.  Our effective income tax rate in 2007 decreased from 2006 primarily due to the realization of a fixed amount of research and development tax credits and lower taxable income.

The Company is undergoing an examination by the Internal Revenue Service (IRS) of the Federal income tax returns filed for the fiscal years ending June 30, 2004, June 30, 2005 and June 30, 2006.  Preliminary findings of the examination indicate that there may have been differences in the timing of our quarterly tax payments due to the treatment of overhead expenditures.  The company anticipates that these timing differences will result in $68,000 of interest and $14,000 of additional tax payments due to the IRS.  These amounts have been accrued and are included in accrued expenses and interest as of June 30, 2007.  Management does not believe there will be any material adjustments resulting from the examination beyond those described above.

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

            Net Income.  We had net income of $506,000 or $0.05 per share, basic, and $0.05 per share, diluted, for the year ended June 30, 2007 compared to net income of $833,000 or $0.09 per share, basic, and $0.08 per share, diluted for the year ended June 30, 2006.  This decrease is due to the impact of the adoption of FAS 123(R) expenses recognized, increased reserves and other costs as discussed above.

Liquidity and Capital Resources

The following table presents selected financial statistics and information for the periods indicated:

	As of
	June 30, 2007	June 30, 2006
Cash and cash equivalents	$403,000	$358,000
Working Capital¹	$6,647,000	$6,087,000
Credit Line outstanding balance	$300,000	$900,000
Tangible book value/common share²	$0.88	$0.81
Number of days of sales outstanding (DSO) in
accounts receivable at end of quarter³	61	66

	Year ended
	June 30, 2007	June 30, 2006
Net cash provided by operations	$1,480,000	$55,000

1 Working Capital = Ending Current Assets balance – Ending Current liabilities balance

2 Tangible book value/common share = (Total shareholders’ equity – Net intangible asset (patents) – Goodwill)/(basic outstanding shares)

3 DSO = Ending Net Accounts Receivable balance/(Previous Quarter Sales/91)

Our working capital at June 30, 2007 increased to approximately $6.6 million compared to approximately $6.1 million at June 30, 2006 as cash flow form operations was used to fund internal operations and pay down debt.  Cash flow provided by operations was $1,480,000 for the year ended June 30, 2007 compared to $55,000 for the year ended June 30, 2006.  Cash was provided through continued profitability offset by increases in inventory supporting the higher sales levels at the end of the fiscal year.  In the year ended June 30, 2007, we had a high level of non-cash charges associated with stock based compensation, increased reserves for warranty, doubtful accounts and obsolete inventory that amounted to $552,000 in addition to $487,000 in depreciation and amortization.  Management believes that our working capital needs over the next twelve months can be adequately supported by current operations.

In November 2006, we renewed our credit facility with Wells Fargo Bank N.A. (“Wells Fargo”) for borrowings up to $2,000,000.  Its terms require monthly interest payments at either the prime rate of interest (8.25% at June 30, 2007), or LIBOR plus 2.50% (7.875% (one month) to 8.0% (three months) at June 30, 2007), at our discretion, based on outstanding borrowings with no minimum interest charge.  The outstanding borrowings are secured by all of our assets except the Carson City land and building.  There was a $300,000 outstanding balance under the terms of this credit facility as of June 30, 2007.  The total remaining eligible borrowing capacity at June 30, 2007 was $1,700,000.

In January 2006, we extended the credit facility and entered into a four year term note with Wells Fargo for $1,000,000.  Its terms require monthly interest payments at either the prime rate of interest (8.25% at June 30, 2007), or LIBOR plus 2.50% (7.875% (one month) to 8.0% (three months) at June 30, 2007), at our discretion, based on outstanding borrowings.  The principal payments on the note are $20,833 per month.  The outstanding borrowings are secured by all our assets.  There was an outstanding balance of $645,833 under the terms of this term note as of June 30, 2007.

In March 2006, we entered into a ten year mortgage with Union Bank of California for $1,650,000.  Its terms require monthly interest payments at a fixed rate of 6.73%.  The principal payments on the mortgage note are based on a 25 year amortization of the note and are $11,379 per month beginning May 1, 2006.  The outstanding borrowings are secured by our Carson City land and building.  There was a $1,619,121 outstanding balance under the terms of this mortgage as of June 30, 2007.

There are certain financial and non-financial covenants that we must meet to be in compliance with the terms of the November 2006 Wells Fargo credit facility, as amended, and the Union Bank mortgage.  At June 30, 2007, we were in compliance with all such covenants.

At June 30, 2007, we had cash and cash equivalents of $403,000.  We believe that our cash and cash equivalents on hand, together with cash flows from operations, if any, and amounts available under the Well Fargo credit facility will be sufficient to meet our working capital and capital expenditure requirements for the next year.

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

Recent Accounting Pronouncements

In June 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 requires recognition of tax benefits that satisfy a greater than 50% probability threshold. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 is effective for us beginning July 1, 2007. The Company does not expect the adoption of FIN No. 48 will have a material effect on its consolidated financial position, consolidated results of operations, or liquidity.

Item 7.   Financial Statements

       The financial statements and supplemental data of the Company may be found in this Report on the pages indicated below.

Item 8.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 8A.   Controls and Procedures.

  The Chief Executive Officer and Chief Financial Officer (the principal executive officer and principal financial officer, respectively) conducted an evaluation of the design and operation of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)).  Based on that evaluation for the quarter ended June 30, 2007, the Chief Executive Officer and the Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by the Company under the Exchange Act is accumulated, recorded, processed, summarized and reported to its management, including its principal executive officer and its principal financial officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

During the quarter ended June 30, 2007, there were no changes in the Company's internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART III

Item 8B.   Other Information.

None.

Item 9.   Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance With Section 16(a) of the Exchange Act

       Information concerning the Company's Directors and Executive Officers is incorporated by reference from the information contained in the Company's definitive Proxy Statement for the Company's 2007 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended June 30, 2007 (the "Proxy Statement").

Item 10.   Executive Compensation

       Information required by this Item is incorporated by reference from the Proxy Statement.

Item 11.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

       Information required by this Item is incorporated by reference from the Proxy Statement.

Item 12.   Certain Relationships and Related Transactions, and Director Independence

       Information required by this Item is incorporated by reference from the Proxy Statement.

Item 13.   Exhibits

(1)        See Exhibit Index.

Item 14.   Principal Accountant Fees and Services

Information required by this Item is incorporated by reference from the Proxy Statement.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Pro-Dex, Inc.:

We have audited the accompanying consolidated balance sheets of Pro-Dex, Inc. and Subsidiaries (the Company) as of June 30, 2007 and 2006 and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the years in the two-year period ended June 30, 2007.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pro-Dex, Inc. and Subsidiaries as of June 30, 2007 and 2006, and the results of their operations and their cash flows for each of the two years in the two-year period ended June 30, 2007 in conformity with accounting principles generally accepted in the United States of America.

/s/  Moss Adams LLP

Moss Adams LLP

Irvine, California

September 27, 2007

PRO-DEX, INC. and SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	30-Jun-07	30-Jun-06
ASSETS
Current assets:
Cash and cash equivalents	$ 403,000	$ 358,000
Accounts receivable, net of allowance for doubtful accounts
of $153,000 at June 30, 2007 and $40,000 at June 30, 2006	3,436,000	3,841,000
Inventories, net	4,622,000	3,980,000
Prepaid expenses	205,000	91,000
Income tax receivable	-	222,000
Deferred income taxes	1,091,000	766,000
Total current assets	9,757,000	9,258,000

Property, plant, equipment and leasehold improvements, net	3,778,000	3,726,000
Other assets:
Goodwill	2,997,000	2,931,000
Intangibles - Patents, net	1,321,000	1,417,000
Deferred income taxes	229,000	378,000
Other	25,000	44,000
Total other assets	4,572,000	4,770,000

Total assets	$ 18,107,000	$ 17,754,000

See notes to consolidated financial statements.

PRO-DEX, INC. and SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (con't)

	30-Jun-07	30-Jun-06
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Line of credit	$ 300,000	$ 900,000
Accounts payable	1,110,000	952,000
Accrued expenses	1,183,000	971,000
Income taxes payable	158,000	-
Current portion of term note	250,000	250,000
Current portion of real estate loan	26,000	27,000
Current portion of patent deferred payable	82,000	71,000
Total current liabilities	3,109,000	3,171,000

Long-term liabilities:
Term note	396,000	646,000
Real estate loan	1,593,000	1,619,000
Patent deferred payable	158,000	245,000
Total long-term liabilities	2,147,000	2,510,000

Total liabilities	5,256,000	5,681,000

Commitments and contingencies
Shareholders' equity:
Common shares; no par value; 50,000,000 shares authorized;
9,718,366 shares issued and outstanding June 30, 2007
9,539,792 shares issued and outstanding June 30, 2006	16,340,000	16,066,000
Accumulated deficit	(3,489,000)	(3,993,000)

Total shareholders’ equity	12,851,000	12,073,000

Total liabilities and shareholders’ equity	$ 18,107,000	$ 17,754,000

See notes to consolidated financial statements.

PRO-DEX, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Years ended June 30

	2007	2006

Net sales	$ 21,563,000	$ 17,061,000

Cost of sales	14,196,000	10,485,000
Gross profit	7,367,000	6,576,000

Operating expenses:
Selling	1,353,000	1,191,000
General and administrative expenses	2,698,000	2,230,000
Research and development costs	2,474,000	2,009,000
Total operating expenses	6,525,000	5,430,000

Income from operations	842,000	1,146,000

Other:
Other (expense), net	(4,000)	(19,000)
Royalty income	38,000	51,000
Interest income	18,000	53,000
Interest (expense)	(319,000)	(78,000)
Total	(267,000)	7,000

Income before provision for income taxes	575,000	1,153,000

Provision for Income taxes	(69,000)	(326,000)
Net income	$ 506,000	$ 827,000

Net Income per share:
Basic	$ 0.05	$ 0.09
Diluted	$ 0.05	$ 0.08

Weighted average shares outstanding - basic	9,579,055	9,502,652
Weighted average shares outstanding - diluted	9,739,041	9,988,569

See notes to consolidated financial statements.

PRO-DEX, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
Years ended June 30

	Common Shares

	Number		Accumulated
	of Shares	Amount	Deficit	Total

Balance 2005	9,449,396	$ 15,933,000	$ (4,822,000)	$ 11,111,000

Warrants exercised	50,000	107,000	-	107,000
Options exercised	40,396	26,000	-	26,000

Net Income	-	-	827,000	827,000

Balance 2006	9,539,792	$ 16,066,000	$ (3,995,000)	$ 12,071,000

Options exercised	93,574	32,000		32,000

Issuance of restricted shares and Stock-Based compensation	85,000	242,000		242,000

Net Income			506,000	506,000

Balance 2007	9,718,366	$ 16,340,000	$ (3,489,000)	$ 12,851,000

See notes to consolidated financial statements.

PRO-DEX, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended June 30
	2007	2006
Cash Flows from Operating Activities:
Net Income	$ 506,000	$ 827,000
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	487,000	356,000
Loss on disposal	4,000	7,000
(Recovery of) Provision for doubtful accounts	113,000	(60,000)
Reserve for obsolete inventory	198,000	502,000
Stock based compensation	242,000	-
Deferred taxes	(177,000)	(84,000)
Changes in:
Decrease (Increase) in accounts receivable	292,000	(259,000)
(Increase) in inventories	(840,000)	(1,336,000)
(Increase) in prepaid expenses	(114,000)	(25,000)
Decrease (Increase) in other assets	19,000	(26,000)
Increase in accounts payable and accrued expenses	371,000	292,000
Increase (Decrease) in income taxes payable	379,000	(139,000)
Net Cash provided by Operating Activities	1,480,000	55,000

Cash Flows From Investing Activities:
Acquisition of Astromec, net of cash acquired	(66,000)	(2,398,000)
Proceeds from equipment sale	-	1,000
Purchase of equipment and leasehold improvements	(447,000)	(642,000)
Purchase of Intangible Assets - Patents related to Intraflow	(2,000)	(1,167,000)

Net Cash used in Investing Activities	(515,000)	(4,206,000)

Cash Flows from Financing Activities:
Principal payments of Intraflow deferred payable	(76,000)	-
Net (Payments) Borrowing on Line of Credit	(600,000)	900,000
Proceeds from Term Note	-	1,000,000
Principal payments on Term Note	(250,000)	(104,000)
Principal payments on Real Estate Loan	(27,000)	(4,000)
Proceeds from option and warrant exercise	33,000	133,000

Net Cash provided by (used in) Financing Activities	(920,000)	1,925,000

Net (decrease) increase in Cash and Cash Equivalents	45,000	(2,226,000)
Cash and Cash Equivalents, beginning of year	358,000	2,584,000

Cash and Cash Equivalents, end of year	$ 403,000	$ 358,000

Supplemental Information
Cash paid for interest	$ 229,000	$ 68,000
Cash paid for income taxes	$ -	$ 543,000

Non-Cash Disclosure of Investing and Financing Activities
Long term payable incurred in acquisition of intangible assets	$ -	$ 316,000
Acquisition of building and land - real estate loan	$ -	$ 1,650,000
Intravantage deferred payable	$ -	$ 317,000

See notes to consolidated financial statements.

PRO-DEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007 and 2006

NOTE 1 – DESCRIPTION OF BUSINESS

Pro-Dex, Inc. specializes in bringing speed to market in the development and manufacture of technology-based solutions that incorporate embedded motion control, miniature rotary drive systems and fractional horsepower DC motors, serving the medical, dental, semi-conductor, scientific research and aerospace markets. Pro-Dex's products are found in hospitals, dental offices, medical engineering labs, commercial and military aircraft, scientific research facilities and high tech manufacturing operations around the world.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

            The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Pro-Dex Astromec, Inc. and Pro-Dex Management, Inc.  Pro-Dex Management, Inc. is a non-operating subsidiary.  All significant inter-company accounts and transactions have been eliminated.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principals generally accepted in the United States of America.

Revenue Recognition

Revenue on product sales is recognized upon shipment to the customer based on its terms of FOB shipping point, where the risk of loss and title transfer to the customer.  We record sales in accordance with SEC Staff Accounting Bulletin No. 104, Revenue Recognition.  Under these guidelines, revenue is recognized when all of the following exist: persuasive evidence that a sale arrangement exists, delivery of the product has occurred, the price is fixed or determinable, and payment is reasonably assured.  We sell some of our products with a warranty that provides for repairs or replacement of any defective parts for a period after the sale. At the time of the sale, the Company accrues an estimate of the cost of providing the warranty based on prior experience.  The Company recognizes revenue under research and development agreements as certain deliverables are met as specified in each development contract.

 The Company recognized shipping revenue as net sales of $111,000 and $141,000 for the years ended June 30, 2007 and 2006, respectively.  The Company recognizes shipping costs in cost of sales as incurred.  The Company incurred shipping charges of approximately $77,000 and $118,000 for the years ended June 30, 2007 and 2006, respectively.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of ninety days or less to be cash equivalents.

Accounts Receivable

Trade receivables are carried at original invoice amount less an estimate made for doubtful accounts based on a review of all outstanding amounts on a monthly basis.  Management determines the allowance for doubtful accounts by identifying troubled accounts and using historical experience applied to an aging of accounts.  Trade receivables are written off when deemed uncollectible.  Recoveries of trade receivables previously written off are offset against the allowance when received. Changes in reserve for allowance for doubtful accounts are as follows for the years ended June 30, 2007 and 2006:

	2007	2006
Balance at the beginning of the year	$40,000	$100,000
Increase (Decrease) in doubtful accounts	114,000	(58,000)
Recoveries of bad debt	(1,000)	(2,000)
Balance at the end of the year	$153,000	$40,000

Inventories

       Inventories are stated at the lower of cost (the first-in, first-out method) or market and consist of the following at June 30, 2007 and 2006:

	2007	2006
Raw Materials	$2,474,000	$1,694,000
Work in process	594,000	495,000
Development costs under contract	141,000	341,000
Finished goods	2,403,000	2,242,000
Total	$5,612,000	$4,772,000
Reserve for slow moving and obsolete items	(990,000)	(792,000)
Total inventories, net	$4,622,000	$3,980,000

Changes in reserve for slow moving and obsolete inventory for the years ended June 30, 2007 and 2006 were as follows:

	2007	2006
Balance at the beginning of the year	$792,000	$290,000
Increased reserve	261,000	502,000
Inventory disposed	(63,000)	-
Balance at the end of the year	$990,000	$792,000

Inventory disposed was associated with development and older production contracts that were exited or had remaining inventory that was determined to have no value during the year.

Warranties

The warranty accrual is based on historical costs of warranty repairs and expected future identifiable warranty expenses.  Warranty expenses are reflected in the financial statements as Cost of Sales (“COS”).  The warranty accrual and expenses for the years ended June 30, 2007 and 2006 are presented below:

Year Ended June 30,
	2007	2006
Beginning Balance	$ 309,000	$ 40,000
Charged to Expense	$ (819,000)	$ (440,000)
Additional accrual	$ 979,000	$ 709,000
Ending Balance	$ 469,000	$ 309,000

Property, Plant & Equipment

       Property, plant and equipment is recorded at cost and consist of the following as of June 30, 2007 and 2006:

	2007	2006
Land	$757,000	$757,000
Building	1,470,000	1,470,000
Leasehold Improvements	490,000	455,000
Equipment	4,597,000	4,980,000
Total	$7,314,000	$7,662,000
Accumulated Depreciation	(3,536,000)	(3,936,000)
Total property, plant & equipment, net	$3,778,000	$3,726,000

Depreciation is provided using the straight-line method over the estimated useful lives of the assets as follows: Building – 39 years, equipment -- 3-10 years; and leasehold improvements are depreciated over the shorter of the term of the lease or their estimated useful lives.

Goodwill and Intangible Assets

The Company accounts for Goodwill and Intangible Assets in accordance with SFAS No. 142 “Goodwill and Other Intangible Assets.”  SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually.

We performed impairment tests and recorded no impairment charges in fiscal years ended June 30, 2007 or 2006.  We prepare our annual impairment testing on April 1 of each year and did additional testing as of June 30, 2007.  We have compared the estimated carrying value with the estimated fair value of the reporting unit and determined that the goodwill was not impaired.  Additionally, during the quarter ended June 30, 2007, management determined that there were no events or circumstances which have occurred, that would indicate an impairment of the goodwill had occurred.

	2007	2006
Goodwill Associated With Micro Motors	$1,110,000	$1,110,000
Goodwill Associated With Astromec	1,887,000	1,821,000
Total goodwill	$2,997,000	$2,931,000

Intangible assets include the patents associated with Oregon Micro Systems purchase in 1995 and with the October, 2005 Intravantage asset purchase.  The Oregon Micro Systems patents were fully amortized as of 2001. The Intravantage asset purchase patents are amortized over a 15 year life.  Total amortization expense in 2007 and 2006 was $99,000 and $66,000, respectively.  Intangible assets consist of the following as of June 30, 2007 and 2006:

	2007	2006
Intangible assets- Patents	$4,178,000	$4,175,000
Accumulated amortization	(2,857,000)	(2,758,000)
Total Intangible Assets	$1,321,000	$1,417,000

Future amortization expense for the fiscal years ending June 30 is:

2008	$99,000
2009	99,000
2010	99,000
2011	99,000
2012	99,000
Total	$495,000

Stock Repurchase Plan

In September 2002, the Company's Board of Directors authorized the repurchase on the open market of up to 500,000 shares of the Company's outstanding Common Stock, subject to compliance with applicable laws and regulations.  There is no requirement that the Company repurchase all or any portion of such shares.  The maximum total value of the repurchase is not to exceed $500,000.  The maximum price per share that can be paid is $1.25.  The repurchase is to be financed with cash generated by operations.  From the inception of the repurchase authorization through the year-end date of June 30, 2003, the Company repurchased 75,700 shares of Common Stock for $43,741, at an average price of $0.58 per share.  No additional shares were repurchased in the twelve months ended June 30, 2007 and 2006.  The stock repurchase plan has been reaffirmed as active, but has not been used as the market value per common share remained above $1.25 for the majority of 2007.

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

Shipping and Handling

The Company includes payments from its customers for shipping and handling in its net revenues line item in accordance with Emerging Issues Task Force (“EITF”) 00-1-, Accounting for Shipping and Handling Fees and Costs.  Shipping expenses, which consist primarily of payments made to freight companies, are reported in cost of goods sold.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist principally of cash and trade receivables.  The Company places its cash with major financial institutions.  At June 30, 2007 and 2006 and at various times throughout 2007 and 2006 the Company had deposits in excess of federally insured limits.  Credit sales are made to resellers located throughout the United States and Europe, and account for a substantial portion of trade receivables.  We determine collateral is not required for such receivables by monitoring the customers financial position and payment history.

Stock Options and Warrants

In 2006, we accounted for stock-based employee compensation under the requirements of Accounting Principles Board (APB) Opinion No. 25, which does not require compensation to be recorded if the consideration to be received is at least equal to the market price of the underlying stock at the measurement date.  Nonemployee stock-based transactions were accounted for under the requirements of the Financial Accounting Standards Board’s Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, which requires compensation to be recorded based on the fair value of the securities issued or the services received, whichever is more reliably measurable.

We are subject to the revised requirements of the Statement of Financial Accounting Standards (“SFAS”) No. 123 (R) Accounting for Stock-Based Compensation as revised December 2004.  This standard establishes the accounting standards for equity compensation, and will apply to us in the recognition of the cost of stock options awarded based on the grant-date fair value of those awards.  As a small business issuer, the statement was effective for us at the beginning of the first fiscal year that begins after December 15, 2005, which was our fiscal year ended June 30, 2007. Accordingly we began to report the expense of vested stock options in our financial statements for the quarter ended September 30, 2006 and had an earnings effect similar to that currently described in the Note Two of the consolidated financial statements.

SFAS No. 123 and SFAS No. 148 require the disclosure of pro forma net income and earnings per share had the Company adopted the fair value method.  Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options with vesting restrictions which significantly differ from the Company’s stock option awards.  These models require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated value.  The Company’s calculations for the options granted were made using the Black-Scholes option-pricing model.  The calculations are based on a single-option valuation approach and forfeitures are recognized as they occur.

The fair value and associated compensation cost of each grant is estimated at the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions: no dividend rate for all years; price volatility of 58% to 63% in 2007, of 35% to 42% in 2006; risk-free interest rates of approximately 4.4% to 5.1% in 2007 and 3.8% to 4.5% in 2006; and expected lives of five to eight years.

The following table illustrates the effect on net income and earnings per share had compensation cost for employee stock-based compensation been determined based on the grant date fair values of awards for the year ended June 30, 2006.

		2006
Net Income as reported		$827,000
	Add stock-based compensation expense included in reported net income, net of related tax effects	-
	(Deduct) total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(99,000)
Pro-forma net income		$728,000

Basic earnings per share	As reported	$0.09
	Pro-forma	$0.08

Diluted earnings per share	As reported	$0.08
	Pro-forma	$0.07

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

Earnings per Share

 Basic earnings per common share data has been computed on the basis of the weighted-average number of common shares outstanding during each period presented.  Diluted per share amounts assume the conversion, exercise or issuance of all potential common stock instruments unless the effect is to increase the income or decrease the loss per common share from continuing operations.

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

For customer-funded development projects, costs are capitalized and recognized as a cost of sales when specific deliverables within the development contracts are produced, matching the costs to the revenue. In the year ended June 30, 2007, $124,000 was recognized as cost of sales, compared to $54,000 recognized as cost of sales in the year ended June 30, 2006, reflecting the completion of various development contracts during the year.

The disclosure of  terms of the customer agreements, customer names, project status and economic impact of projects that are fundamental to the Company’s business strategy is prohibited in many cases by confidentiality agreements.

NOTE 3 - BANK DEBT

In November 2006, we renewed our credit facility with Wells Fargo Bank N.A. (“Wells Fargo”) for borrowings up to $2,000,000.  The credit facility terms require monthly interest payments at either the prime rate of interest (8.25% at June 30, 2007), or LIBOR plus 2.50% (7.875% (one month) to 8.0% (three months) at June 30, 2007), at our discretion, based on outstanding borrowings with no minimum interest charge.  The outstanding borrowings are secured by all assets of the Company except the Carson City land and building.  There was an outstanding balance of $300,000 under the terms of this credit facility as of June 30, 2007.  The total remaining eligible borrowing capacity at June 30, 2007 was $1,700,000.

In March 2006, we entered into a ten year real estate note with Union Bank of California for $1,650,000.  Its terms require monthly interest payments at a fixed rate of 6.73% based on outstanding borrowings.  The principal payments on the real estate note are based on a 25 year amortization of the note and are $11,379 per month beginning May 1, 2006.  The outstanding borrowings are secured by our Carson City land and building.  There was an outstanding balance of $1,619,121 under the terms of this real estate note as of June 30, 2007.

In January 2006, we extended the credit facility and entered into a four year term note with Wells Fargo for $1,000,000.  Its terms require monthly interest payments at either the prime rate of interest (8.25% at June 30, 2007), or LIBOR plus 2.50% (7.875% (one month) to 8.0% (three months) at June 30, 2007), at our discretion, based on outstanding borrowings.  The principal payments on the note are $20,833 per month.  The outstanding borrowings are secured by all assets of the Company.  There was an outstanding balance of $645,833 under the term note as of June 30, 2007.

There are certain financial and non-financial covenants that we must meet to be in compliance with the terms of the November 2006 Wells Fargo credit facility, as amended, and the Union Bank mortgage.  At June 30, 2007, we were in compliance with all such covenants.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

The Company leases its existing office and warehouse facilities in Santa Ana, California and Beaverton, Oregon.  The Santa Ana lease expired in June 2007 and the Beaverton lease expires in October 2007.  The Santa Ana lease includes two one year consecutive options to extend the lease that were not exercised.  The Beaverton facility has an option to renew for either a three or five year term.  These leases require the Company to pay insurance, taxes, and other expenses related to the leased space.  Total rent expense in 2007 and 2006 was $310,000 and $333,000, respectively.  Future minimum lease payments for the fiscal year ending June 30, 2008 are:

2008	38,000
Total	$38,000

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

NOTE 5 - Income Taxes

The provisions for income taxes for the years ended June 30, 2007 and 2006 are as follows:

		Fiscal Year ended June 30,
		2007	2006
Current:
	Federal	$ 201,000	$ 421,000
	State	45,000	(10,000)
Deferred:
	Federal	(111,000)	(91,000)
	State	(66,000)	6,000
Provision for Income taxes		$ 69,000	$ 326,000

A reconciliation of the expected tax to the amount computed by applying the federal statutory income tax rates to income before income taxes is as follows:

	Fiscal Year ended June 30,
	2007	2006

Federal income tax at the statutory rate	$ 195,000	$ 392,000
State Income taxes, net of federal tax benefit	58,000	95,000
Tax Incentives	(195,000)	(141,000)
Tax effect of non-deductible items	(5,000)	(4,000)
Other	16,000	(16,000)
Provision for Income taxes	$ 69,000	$ 326,000

Deferred income tax assets and liabilities in the accompanying consolidated balance sheet at June 30, 2007 and 2006 are as follows:

Current Deferred income tax assets	Fiscal Year ended June 30,
	2007	2006

Deferred tax assets
Accrued expenses	$ 389,000	$ 231,000
Inventories	535,000	440,000
Income tax credit carry forwards	202,000	124,000
Total deferred tax assets	1,126,000	795,000

Deferred tax liabilities
State taxes	$ (35,000)	$ (29,000)
Total deferred tax liabilities	(35,000)	(29,000)

Net Current Deferred tax assets	$ 1,091,000	$ 766,000

Long Term Deferred income tax assets	Fiscal Year ended June 30,
	2007	2006

Deferred tax assets
Intangible assets	$ 450,000	$ 594,000
Non cash stock based compensation	65,000	-
Total deferred tax assets	515,000	594,000

Deferred tax liabilities
State taxes	$ (97,000)	$ (94,000)
Depreciation	(189,000)	(122,000)
Total deferred tax liabilities	(285,000)	(216,000)

Net Deferred tax assets	$ 229,000	$ 378,000

The Company has state tax credits of $201,000 and $124,000 for June 30, 2007 and 2006, respectively that can be carried forward indefinitely until fully utilized.

The Company is currently undergoing an examination by the Internal Revenue Service (IRS) of the Federal income tax returns filed for the fiscal years ending June 30, 2004, June 30, 2005 and June 30, 2006.  Preliminary findings of the examination indicate that there may have been differences in the timing of our quarterly tax payments due to the treatment of overhead expenditures.  The company anticipates that these timing differences will result in $68,000 of interest and $14,000 of additional tax payments due to the IRS.  These amounts have been accrued and are included in accrued expenses and interest as of June 30, 2007.  Management does not believe there will be any material adjustments resulting from the examination beyond those described above.

The Company’s policy to record tax expense, interest expense and associated penalties, if any, is to follow FAS 5 and record these potential liabilities when it is a more likely than not that the additional expense will be realized.

NOTE 6 - SHAREHOLDERS' EQUITY

Stock Options

The Board of Directors and the shareholders of the Company have approved and adopted two equity compensation plans, pursuant to which options to purchase or restricted shares may be granted in an aggregate of 2,500,000 shares of common stock that may be granted to officers, directors, and employees of the Company.   The employee stock option plan had 2,000,000 options to purchase shares and the directors’ plan had 500,000 options to purchase shares.  There are 352,045 options to purchase shares remaining under the employee option plan, and 195,000 options to purchase shares remaining under the directors option plan for a total of 547,045 shares remaining under both option plans at June 30, 2007 that are available to grant in future years.  The aggregate amount of shares available option plan available to employees was increased by 500,000 to the current level of shares available at the 2006 annual shareholders meeting.  New shares are created as such options are exercised or restricted shares are granted.  Share-based compensation expense reduced the company’s results of operations as shown:

2007
Share-based compensation expense recognized:
General and administrative, options	86,000
General and administrative, restricted stock	156,000
Related deferred tax benefit	(62,000)
Decrease in net income	$180,000
Decrease in basic earnings per share	$0.02
Decrease in diluted earnings per share	$0.02

As of June 30, 2007, there was $140,510 of total unrecognized compensation cost related to 157,250 non vested outstanding stock options with a per share weighted average value of $0.98.  The unrecognized expense is anticipated to be recognized on a straight-line basis over a weighted average period of 1.3 years.

The following is a summary of stock option activity:

	2007		2006
		Weighted-Average		Weighted-Average
Fixed Options	Shares	Exercise Price	Shares	Exercise Price
Outstanding at beginning of year	1,204,316	$ 1.68	1,046,816	$ -
Granted	166,000	1.49	230,000	2.82
Exercised	(106,816)	0.45	(50,000)	0.81
Forfeited	(225,000)	2.52	(22,500)	1.92
Outstanding at end of year	1,038,500	$ 1.60	1,204,316	$ 1.68

Exercisable at end of year	881,250	$ 1.56	900,566	$ 1.43

Weighted-average fair value per
Option granted during the year		$0.94		$1.08

The following table summarizes information regarding options outstanding and options exercisable at June 30, 2007:

	Options Outstanding				Options Exercisable
		Weighted-	Weighted-			Weighted-
		Average	Average	Aggregate		Average	Aggregate
Range of	Number	Remaining	Exercise	Intrinsic	Number	Exercise	Intrinsic
Exercise Price	Outstanding	Contractual Life	Price	Value	Outstanding	Price	Value
$0.35 to $0.81	260,000	4.7 years	$0.70	$218,800	260,000	$0.70	$218,800
$1.08 to $1.52	341,000	6.6 years	1.34	$69,190	240,000	1.29	$61,050
$1.77 to $2.18	262,500	4.4 years	2.04	$-	248,750	2.05	$-
$2.44 to $3.30	175,000	8.0 years	2.77	$-	132,500	2.83	$-
Total	1,038,500	5.8 years	$1.60	$287,990	881,250	$1.56	$279,850

The option plans are substantially similar, call for vesting as approved by the Board of Directors of six months for directors and up to five years for employees, and allow for the options to be outstanding for a period of up to ten years but are forfeited 30 days after the holder ceases to be an employee or director.

Restricted Stock

In connection with the employment agreement with our Chief Executive Officer, a restricted stock grant of 340,000 shares of common stock was made in February 2007.  These shares vest in four equal installments after the initial vesting of 25% or 85,000 per year over an additional 3 years.  The common stock price at the date of the grant was $1.38.  New shares are issued with the issuance of each installment of restricted stock.  The fair value of the grant is calculated as the number of shares multiplied by the grant price.  The compensation expense is recognized over the vesting period of the grant.  Approximately $156,000 in compensation expense for the restricted stock was recognized in fiscal year 2007.

The following is a summary of restricted share activity:

	2007		2006
		Weighted-		Weighted-
		Average		Average
Restricted shares	Shares	Exercise Price	Shares	Exercise Price
Outstanding at beginning of year	-	$-	-	$-
Granted	340,000	1.38	-	-
Exercised	(85,000)	1.38	-	-
Forfeited	-	-	-	-
Outstanding at end of year	255,000	$1.38	-	$-
Exercisable at end of year	-	$-	-	$-

As of June 30, 2007, there was $313,000 of total unrecognized compensation cost related to 226,667 non vested outstanding restricted shares with a per share weighted average value of $1.38.  The unrecognized expense is anticipated to be recognized on a straight-line basis over a weighted average period of 2.7 years.

Stock Warrants

At June 30, 2007, warrants to acquire 100,000 shares of common stock were outstanding. These warrants are fully vested, have a weighted-average exercise price of $1.25 and a weighted-average remaining life of 2.0 years.  In July 2005, warrants to purchase 13,000 common shares expired unexercised.  In October 2005, warrants to purchase 50,000 common shares were exercised at a price of $2.13 for total proceeds of $106,500.

NOTE 7 - NET INCOME PER SHARE

            The following table reconciles the weighted average shares outstanding for basic and diluted net income per share for the years ended June 30 as indicated.

	2007	2006
Net income	$ 506,000	$ 833,000
Basic net income per common share:
Weighted average of common shares outstanding	9,579,055	9,502,652
Basic net income per common share	$ 0.05	$ 0.09

Diluted net income per share:
Weighted average of common shares outstanding	9,579,055	9,502,652
Effect of potentially dilutive securities (options)	152,434	454,553
Effect of potentially dilutive securities (warrants)	7,552	31,264
Weighted average number of common shares outstanding - Diluted	9,739,041	9,988,569
Diluted net income per common share	$ 0.05	$ 0.08

NOTE 8 - MAJOR CUSTOMERS

The Company had two Major Customers (defined as a customer that represents greater than 10% of the Company’s total revenues) in the year ended June 30, 2007 and in the year ended June 30, 2006.  The Major Customers in 2007 were the same as in 2006.   Net sales to the two Major Customers in 2007 amounted to $8,701,000 and at June 30, 2007 the accounts receivable included a balance of $1,089,000 due from these two Major Customers.  Net sales to the two Major Customers in 2006 amounted to $5,696,000 and at June 30, 2006 the accounts receivable included a balance of $1,100,000 due from these two Major Customers.

NOTE 9 - SUBSEQUENT EVENT

On August 17, 2007, we entered into a lease agreement for a new engineering, manufacturing and corporate headquarters facility in Irvine, California.  The lease is for approximately 28,180 square feet of office and industrial space located at 2361 McGaw Avenue, Irvine, California.  The original term of the lease is ten (10) years. The monthly base rental rate is $30,998 per month, with annual increase in monthly base rent of $1,409, plus initial common area expenses estimated to be approximately $3,736 per month.  The Company may terminate the lease after the 72nd month of its term upon 270 days prior notice to the landlord and the payment of $125,000.  The Company plans to transition from its current facility in Santa Ana to the new facility in approximately  January 2008.  We expect to spend approximately $1,500,000 in capitalized leasehold improvements and other associated costs to prepare and move into the new facility.

Part III

Item 1.  Index to Exhibits

Exhibit No.	Document

3.1	Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K filed April 23, 2007).
3.2	Bylaws (incorporated herein by reference to Exhibit 3.2 to the Company’s Form 8-K filed April 23, 2007).
10.1*	1994 Employees Stock Option Plan, as amended (incorporated herein by reference to Exhibit 10.22 to the Company’s Registration Statement on Form S-4 filed April 13, 1994).
10.2*	1994 Directors Stock Option Plan as amended (incorporated herein by reference to Exhibit 10.22 to the Company’s Registration Statement on Form S-4 filed April 13, 1994).
10.3*	First Amended and Restated 2004 Stock Option Plan (incorporated herein by reference to Exhibit 4.0 to the Company’s Form S-8 filed March 9, 2007 ).
10.4*	2004 Directors Stock Option Plan (incorporated herein by reference to Exhibit 4.2 to the Company’s Form S-8 filed January 23, 2004).
10.5	Audit Committee Charter (incorporated herein by reference to Exhibit 10.26 to the Company’s Form 10-KSB filed October 1, 2002).
10.6*

Employment agreement as amended with Patrick Johnson dated April 3, 2000, amended September 6, 2002 (incorporated herein by reference to Exhibit 10.33 of the Company’s Form 10-KSB filed September 28, 2004).

10.7	Asset Purchase Agreement, dated October 31, 2005 between IntraVantage, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed November 2, 2005).
10.8	Exclusive License Agreement, dated October 31, 2005, between Pro-Dex, Inc. and IntraVantage, Inc. (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed November 2, 2005).
10.9	Royalty Agreement, dated October 31, 2005, between Pro-Dex, Inc. and IntraVantage, Inc. (incorporated herein by reference to Exhibit 10.3 to the Company’s Form 8-K filed November 2, 2005).
10.10*	Employment agreement with Patrick Johnson dated November 22, 2005 (incorporated herein by reference to Exhibit 10.0 to the Company’s Form 8-K filed November 28, 2005).
10.11

Asset Purchase Agreement, dated January 5, 2006 between Pro-Dex, Astromec, Inc., Astromec, Inc., M.D. Glover, Inc., Malcolm D. Glover, Jr., and Malcolm D. Glover, Sr. (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed January 6, 2006).

10.12

Purchase and Sale Agreement and Escrow Instructions, dated January 3, 2006, between Pro-Dex, Inc. and M.D. Glover, Inc. (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed January 6, 2006).

10.13	Term Note, dated January 4, 2006, by Pro-Dex, Inc. and Wells Fargo Bank, National Association (incorporated herein by reference to Exhibit 10.3 to the Company’s Form 8-K filed January 6, 2006).
10.14

Loan Agreement, dated January 4, 2006, between Pro-Dex, Inc. and Wells Fargo Bank, National Association (incorporated herein by reference to Exhibit 10.4 to the Company’s Form 8-K filed January 6, 2006).

10.15

Promissory Note, dated March 4, 2006, effective March 30, 2006, by Pro-Dex, Inc. in favor of Union Bank of California, National Association  (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed April 3, 2006).

10.16

Loan Agreement, dated March 4, 2006, effective March 30, 2006, by Pro-Dex, Inc. in favor of Union Bank of California, National Association (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed April 3, 2006).

10.17*	Employment Agreement with Mark Murphy dated August 14, 2006 (incorporated herein by reference to Exhibit 10.44 to the Company’s Form 10-KSB filed September 28, 2006).
10.18	Lease agreement with Irvine Business Properties, dated August 17, 2007 (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed August 23, 2007).
10.19*	Letter Agreement with Patrick Johnson dated October 18, 2006 (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed October 24, 2006).
21.1xx	List of Subsidiaries

23.1 xx	Consent Letter of Moss Adams LLP.
31.1 xx	Certification of the Chief Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 xx	Certification of the Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32 xx	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Denotes management contract or compensatory arrangement required to be filed as an exhibit to the Form 10-KSB.

xx Filed Herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRO-DEX INC.
/ s / Mark P. Murphy
---------------------------------
Mark P. Murphy
President, Chief Executive Officer and Director
(Principal Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/ s / Mark P. Murphy	September 27, 2007
---------------------------------	------------------------------------
Mark P. Murphy	Date
President, Chief Executive Officer and Director
(Principal Executive Officer)

/ s / Jeffrey J. Ritchey	September 27, 2007
---------------------------------	-------------------------------------
Jeffrey J. Ritchey	Date
Treasurer, Chief Financial Officer & Secretary
(Principal Financial and Accounting Officer)

/ s / George J. Isaac	September 27, 2007
----------------------------------	----------------------------------------
George J. Isaac	Date
Director
/ s / Michael Mesenbrink	September 27, 2007
---------------------------------	----------------------------------------
Michael Mesenbrink	Date
Director
/ s / Valerio Giannini --------------------------------- Valerio Gianinni	September 27, 2007 ----------------------------------------
Director	Date

End Of Filing