Form 10QSB
period 2007-09-30
PRO DEX INC
filed 2007-11-14
CIK 788920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2007

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

Yes [  ] No [X]

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock outstanding as of the latest practicable date:  9,718,366 shares of Common Stock, no par value, as of November 3, 2007.

Transitional Small Business Disclosure Format:        Yes [  ] No [X]

Item 1.      Financial Statements

PRO-DEX, INC. and SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2007 (unaudited)	June 30, 2007 (audited)
ASSETS
Current assets:
Cash and cash equivalents	$781,000	$403,000
Accounts receivable, net of allowance for doubtful
accounts of $141,000 at Sept. 30, 2007 and $153,000 at June 30, 2007	2,967,000	3,436,000
Inventories, net	4,434,000	4,622,000
Prepaid expenses	257,000	205,000
Deferred income taxes	1,168,000	1,091,000
Total current assets	9,607,000	9,757,000

Property, plant, equipment and leasehold improvements, net	4,027,000	3,778,000
Other assets:
Goodwill	2,997,000	2,997,000
Intangibles - patents, net	1,296,000	1,321,000
Deferred income taxes	229,000	229,000
Other	37,000	25,000
Total other assets	4,559,000	4,572,000

Total assets	$18,193,000	$18,107,000

PRO-DEX, INC. and SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2007 (unaudited)	June 30, 2007 (audited)

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Credit line	$-	$300,000
Accounts payable	1,096,000	1,110,000
Accrued expenses	1,187,000	1,183,000
Income taxes payable	342,000	158,000
Current portion of term note	250,000	250,000
Current portion of mortgage	29,000	26,000
Current portion of patent deferred payable	82,000	82,000
Total current liabilities	2,986,000	3,109,000

Long-term liabilities
Term note	333,000	396,000
Mortgage	1,584,000	1,593,000
Patent deferred payable	158,000	158,000
Total long-term liabilities	2,075,000	2,147,000

Total liabilities	5,061,000	5,256,000

Commitments and contingencies
Shareholders' equity:
Common shares; no par value; 50,000,000 shares authorized;
9,718,366 shares issued and outstanding September 30, 2007,
9,718,366 shares issued and outstanding June 30, 2007,	16,388,000	16,340,000
Accumulated deficit	(3,256,000)	(3,489,000)

Total shareholders' equity	13,132,000	12,851,000

Total liabilities and shareholders' equity	$18,193,000	$18,107,000

See notes to consolidated financial statements.

PRO-DEX, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Three months ended September 30 (unaudited)

	2007	2006

Net sales	$5,992,000	$5,234,000

Cost of sales	3,839,000	3,253,000
Gross profit	2,153,000	1,981,000

Operating expenses:
Selling	323,000	338,000
General and administrative expenses	735,000	569,000
Research and development costs	575,000	647,000
Total operating expenses	1,633,000	1,554,000

Income from operations	520,000	427,000

Other income (expense):
Royalty income	6,000	7,000
Interest income	6,000	5,000
Interest expense	(47,000)	(59,000)
Total	(35,000)	(47,000)

Income before provision for income taxes	485,000	380,000

Provision for income taxes	159,000	138,000
Net income available to common stockholders	$326,000	$242,000

Net income per share:
Basic	$0.03	$0.03
Diluted	$0.03	$0.02

Weighted average shares outstanding - basic	9,718,366	9,540,992
Weighted average shares outstanding - diluted	9,947,884	9,791,882

PRO-DEX, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three months ended September 30 (unaudited)

	2007	2006
Cash Flows from Operating Activities:
Net Income	$326,000	$242,000
Adjustments to reconcile net income to net cash provided by in operating activities:
Depreciation and amortization	120,000	114,000
Allowance for doubtful accounts	(12,000)	31,000
Stock based compensation	48,000	26,000
Reserve for slow moving and obsolete inventory	15,000	90,000
Changes in:
Decrease in accounts receivable	481,000	395,000
Decrease (Increase) in inventories	172,000	(421,000)
Increase in prepaid expenses	(51,000)	(107,000)
Increase in other assets	(12,000)	(19,000)
Increase in accounts payable and accrued expenses	58,000	205,000
(Decrease) Increase in income taxes receivable	(53,000)	135,000
Net Cash provided by Operating Activities	1,092,000	691,000

Cash Flows From Investing Activities:
Additions to Astromec acquisition cost	-	(66,000)
Additions to Intangible assets - Patents related to Intraflow	-	(2,000)
Purchases of equipment and leasehold improvements	(344,000)	(120,000)

Net Cash used in Investing Activities	(344,000)	(188,000)

Cash Flows from Financing Activities:
Net payments on line of credit	(300,000)	(500,000)
Principal payments on term note	(63,000)	(63,000)
Principal payments on mortgage	(7,000)	(6,000)
Proceeds from option exercise	-	3,000

Net Cash used in Financing Activities	(370,000)	(566,000)

Net Increase (Decrease) in Cash and Cash Equivalents	378,000	(63,000)
Cash and Cash Equivalents, beginning of year	403,000	358,000

Cash and Cash Equivalents, end of period	$781,000	$295,000

Supplemental Information
Cash payments for interest	$45,000	$70,000
Cash payments for income taxes	$215,000	$-

See notes to consolidated financial statements.

PRO-DEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.         BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Pro-Dex, Inc. (“we”, “us”, “our”, “Pro-Dex” or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These consolidated financial statements should be read in conjunction with the audited financial statements presented in our Annual Report for the fiscal year ended June 30, 2007.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results of operations for such interim periods are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2007.

NOTE 2.         INVENTORIES

       Inventories are stated at the lower of cost (the first-in, first-out method) or market and consist of the following:

	September 30, 2007
	(unaudited)	June 30, 2007
Raw Materials	$2,208,000	$2,474,000
Work in process	964,000	594,000
Development costs under contract	43,000	141,000
Finished goods	2,224,000	2,403,000
Total	$5,439,000	$5,612,000
Reserve for slow moving and obsolete items	(1,005,000)	(990,000)
Total inventories, net	$4,434,000	$4,622,000

NOTE 3.         WARRANTY

 The total net warranty expense reflected in the Cost of Sales for the quarter ended September 30, 2007 was $366,000 compared to $201,000 for the quarter ended September 30, 2006.  The warranty accrual and expenses for the three-months ended September 30, 2007 and 2006 are presented below:

	Three months Ended Sept. 30,
	(unaudited)
	2007	2006
Beginning Balance	$469,000	$309,000
Actual expenditures	$(392,000)	$(189,000)
Additional accrual	$366,000	$201,000
Ending Balance	$443,000	$321,000

NOTE 4.         NET INCOME PER SHARE

 The following table reconciles the weighted average shares outstanding for basic and diluted net income per share for the periods indicated:

	Three Months Ended September 30,
	(unaudited)
	2007	2006
Net income	$326,000	$242,000
Basic net income per common share:
Weighted average number of common shares outstanding	9,718,366	9,540,992
Basic net income per common share	$0.03	$0.03

Diluted net income per share:
Weighted average of common shares outstanding	9,718,366	9,540,992
Effect of potentially dilutive securities (options)	195,355	239,592
Effect of potentially dilutive securities (restricted shares)	21,038	-
Effect of potentially dilutive securities (warrants)	13,125	11,298
Weighted average number of common and shares -
Diluted	9,947,884	9,791,882
Diluted net income per common share	$0.03	$0.02

NOTE 5.         CREDIT FACILITIES

In November 2006, we renewed our credit facility with Wells Fargo Bank N.A. (“Wells Fargo”) for borrowings up to $2,000,000.  The credit facility terms require monthly interest payments at either the prime rate of interest (7.75% at September 30, 2007), or LIBOR plus 2.50% (7.625% (one month) to 7.75% (three months) at September 30, 2007), at our discretion, based on outstanding borrowings with no minimum interest charge.  The outstanding borrowings are secured by all assets of the Company except the Carson City land and building.  There was no outstanding balance under the terms of this credit facility as of September 30, 2007.  The total remaining eligible borrowing capacity at September 30, 2007 was $2,000,000.

In March 2006, we entered into a ten year mortgage with Union Bank of California (“Union Bank”) for $1,650,000.  Its terms require monthly interest payments at a fixed rate of 6.73% based on outstanding borrowings.  The principal payments on the mortgage are based on a 25 year amortization of the note and are $11,379 per month beginning May 1, 2006.  The outstanding borrowings are secured by our Carson City land and building.  There was an outstanding balance of $1,612,175 under the terms of this mortgage as of September 30, 2007.

In January 2006, we extended the credit facility and entered into a four year term note with Wells Fargo for $1,000,000.  Its terms require monthly interest payments at either the prime rate of interest (7.75% at September 30, 2007), or LIBOR plus 2.50% (7.625% (one month) to 7.75% (three months) at September 30, 2007), at our discretion, based on outstanding borrowings.  The principal payments on the note are $20,833 per month.  The outstanding borrowings are secured by all assets of the Company except the Carson City land and building.  There was an outstanding balance of $583,333 under the term note as of September 30, 2007.

In November 2007, the Wells Fargo credit facility was replaced with an expanded facility.  This event is discussed in more detail in Note 9.

There are certain financial and non-financial covenants that we must meet to be in compliance with the terms of the November 2006 Wells Fargo credit facility, as amended, and the Union Bank mortgage.  At September 30, 2007, management believes that the Company was in compliance with all such covenants.

NOTE 6.         INCOME TAXES

Deferred income taxes are provided on a liability method whereby deferred tax assets and liabilities are recognized for temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.  We have tax credit carry forwards totaling $201,000 for state tax purposes that do not expire and can be carried forward indefinitely until fully utilized.

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

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”), an interpretation of FASB Statement No. 109, “Accounting for Income Taxes,” (“FASB 109”).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB 109.  This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006. The cumulative effect of applying FIN 48 is to be reported as an adjustment to the opening balance of retained earning in the year of adoption.  As a result of the implementation of FIN 48, the Company recorded a decrease of $92,000 to retained earnings, an increase of $47,000 to net deferred income tax assets and an increase of $139,000 to income taxes payable as of July 1, 2007.

As of September 30, 2007, the Company has provided a liability for $230,000 of unrecognized tax benefits related to various federal and state income tax matters.  Of this total, $62,000 relates to R&D credits and would reduce the Company’s income tax expense if recognized and would result in a corresponding decrease in the Company’s effective tax rate.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at July 1, 2007	$230,000
Additions based on tax positions related to the current year	0
Additions for tax positions of prior years	0
Reductions for tax positions of prior years	0
Settlements	0
-----------
Balance at September 30, 2007	$230,000

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of September 30, 2007, the Company had approximately $150,000 in accrued interest and penalties which is included as a component of the $230,000 unrecognized tax benefit noted above.  The liability for the payment of interest and penalties has increased by approximately $5,000 for the three months ended September 30, 2007.

The Company and its subsidiary are subject to U.S. federal income tax, and are currently under audit by the Internal Revenue Service for the years ended June 30, 2004 through June 30, 2006.  It is reasonably possible that the examination phase of the audit for these years may conclude in the next 12 months.  The Company believes the appropriate provisions for all outstanding issues have been made for all years under audit.

 The Company and its subsidiary are subject to income tax of multiple state tax jurisdictions. The Company and its subsidiary state income tax returns are open to audit under the statute of limitations for the years ended June 30, 2003 through June 30, 2007. The company does not anticipate a significant change to the total amount of unrecognized tax benefits within the next 12 months.

NOTE 7.         SHARE-BASED COMPENSATION

Share-based compensation expense recognized under SFAS 123(R) for the three months ended September 30, 2007 and September 30, 2006 was $48,000 and $32,000, respectively which was related to stock options and restricted stock grants in 2007 and stock options and stock appreciation rights in 2006.  Share-based compensation expense reduced our results of operations as shown:

	Three months ended September 30,
	(unaudited)
	2007	2006
Share-based compensation expense recognized:
General and administrative, options	19,000	26,000
General and administrative, restricted stock	29,000	-
General and administrative, SAR's	-	6,000
Subtotal expense	48,000	32,000
Related deferred tax benefit	(12,000)	-
Decrease in net income	36,000	32,000

Decrease in basic earnings per share	$0.00	$0.00
Decrease in diluted earnings per share	$0.00	$0.00

As of September 30, 2007, there was $140,483 of total unrecognized compensation cost related to 187,250 non vested outstanding stock options with a per share weighted average value of $1.00.  The unrecognized expense is anticipated to be recognized on a straight-line basis over a weighted average period of 1.1 years.

The following is a summary of stock option activity:

	2007		2006
		Weighted- Average		Weighted- Average
Fixed Options	Shares	Exercise Price	Shares	Exercise Price
Outstanding at beginning of fiscal year (7/1)	1,038,500	$1.60	1,204,316	$1.68
Granted	30,000	1.55	50,000	1.60
Exercised	-	-	(20,000)	0.81
Forfeited	-	-	(30,000)	2.57
Outstanding at end of period (9/30)	1,068,500	$1.60	1,204,316	$1.67

Exercisable at end of period (9/30)	881,250	$1.56	966,816	$1.50

Weighted-average fair value per
Option granted during the period		$0.81		$0.90

The following table summarizes information regarding options outstanding and options exercisable at September 30, 2007:

		Options Outstanding			Options Exercisable
		Weighted- Average	Weighted- Average	Aggregate		Weighted- Average	Aggregate
Range of	Number	Remaining	Exercise	Intrinsic	Number	Exercise	Intrinsic
Exercise Price	Outstanding	Contractual Life	Price	Value	Outstanding	Price	Value
$0.42 to $0.81	260,000	4.4 years	$0.70	$203,200	260,000	$0.70	$203,200
$1.08 to $1.56	371,000	6.7 years	1.35	$49,330	240,000	1.29	$47,250
$1.74 to $2.18	262,500	4.1 years	2.04	$-	248,750	2.05	$-
$2.44 to $3.30	175,000	7.8 years	2.77	$-	132,500	2.83	$-
Total	1,068,500	5.8 years	$1.60	$252,530	881,250	$1.56	$250,450

Restricted Stock

The following is a summary of restricted share activity in the quarters ending September 30:

	2007		2006
		Weighted- Average		Weighted- Average
Restricted shares	Shares	Exercise Price	Shares	Exercise Price
Outstanding at beginning of fiscal year (7/1)	255,000	$1.38	-	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Outstanding at end of period (9/30)	255,000	$1.38	-	$-

Exercisable at end of period (9/30)	-	$-	-	$-

As of September 30, 2007, there was $284,000 of total unrecognized compensation cost related to 205,417 non vested outstanding restricted shares with a per share weighted average value of $1.38.  The unrecognized expense is anticipated to be recognized on a straight-line basis over a weighted average period of 2.4 years.

Stock Warrants

At September 30, 2007, warrants to acquire 100,000 shares of common stock were outstanding. These warrants are fully vested, have a weighted-average exercise price of $1.25 and a weighted-average remaining life of 1.7 years.

NOTE 8.         MAJOR CUSTOMERS

We had two major customers (defined as a customer that represents greater than 10% of the Company’s total revenues) in the three months ended September 30, 2007 and 2006.

	Three months ended September 30,
	(unaudited)
	2007		2006
	Revenues	Accts. Rec.	Revenues	Accts. Rec.
Customer 1	$1,319,000	$431,000	$719,000	$244,000
Customer 2	$1,235,000	$563,000	$1,258,000	$387,000

NOTE 9.         SUBSEQUENT EVENTS

 On November 1, 2007, the credit facility with Wells Fargo was replaced with an expanded facility with a total borrowing capacity of $6,562,500 at reduced interest rates.  The credit line increases our borrowing availability from $2,000,000 to $4,000,000.  Its terms require monthly interest payments at the prime rate of interest (7.75% at September 30, 2007); or LIBOR (5.2% at September 30, 2007) plus 1.75%, at our discretion, based on outstanding borrowings.  The credit facility expires on November 1, 2009.  An additional term commitment is available for borrowings through November 1, 2008 for amounts up to $2,000,000.  We can take advances against this commitment through November 1, 2008, at which time the outstanding borrowings against this commitment will be converted to a term loan, to be amortized and repaid over 60 months. Its terms require monthly interest payments at the prime rate of interest (7.75% at September 30, 2007); or LIBOR (5.2% at September 30, 2007) plus 2.0%, at our discretion, based on outstanding borrowings.  It is anticipated that the borrowings from the term commitment will be used for construction financing of tenant improvements for our new Irvine facility.  The term loan that was entered into in January 2006 to finance the Astromec purchase remains in place. As of November 1, 2007, it had a balance of $562,500 to be fully paid off in January 2010, following the contracted amortization schedule.  Its terms require monthly interest payments at the prime rate of interest (7.75% at September 30, 2007); or LIBOR (5.2% at September 30, 2007) plus 2.0%, at our discretion, based on outstanding borrowings with no minimum interest charge.  All assets of the Company except the Carson City land and building secure the outstanding borrowings from Wells Fargo.

Item 2. Management's Discussion and Analysis or Plan of Operation

COMPANY OVERVIEW

The following discussion and analysis provides information that the Company's management believes is relevant to an assessment and understanding of our results of operations and financial condition for each of the three month periods ended September 30, 2007 and 2006, respectively.  This discussion should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included elsewhere in this Report. This Report contains certain forward-looking statements and information. The cautionary statements included herein should be read as being applicable to all related forward-looking statements wherever they may appear.  Our actual future results could differ materially from those discussed herein.  Our critical accounting policies relate to inventory valuation for slow moving items, impairment of goodwill, warranty reserves, and recoverability of deferred income taxes.

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

Description of Business

The majority of our revenue is derived from designing, developing and manufacturing rotary drive systems for the medical device and dental industries, motion control software and hardware for industrial and scientific applications and fractional horsepower DC motors for aerospace, medical and military applications. A large part of the revenue of the Company has been driven by developing and selling numerous types of private label rotary drive systems for use in dental, cranial, spinal, arthroscopic and orthopedic surgery.  The Company distributes its own line of pneumatic and electric dental hand pieces sold under the Micro Motors name utilizing a network of independent sales representatives across North America.  Other revenue sources include designing and manufacturing miniature pneumatic motors, fractional horsepower DC motors and motion control systems for industrial applications in the automotive, aerospace, and apparel industries.

All years relating to financial data herein shall refer to fiscal years ending June 30, unless indicated otherwise.

Company-funded research and development supports the development of generic rotary drive, motion control, and electric motor technology platforms.  We seek customer-funded projects to customize these platforms to specific customer requirements.  Company-funded research and development projects are generally expected to convert to customer-funded projects within six to eighteen months.  Company funded project costs not associated with contracts or purchase orders are expensed as incurred.  In the three months ended September 30, 2007, $575,000 was expensed; a decrease of $72,000 from the $647,000 expensed in the three months ended September 30, 2006.

For customer-funded development projects, costs are capitalized and recognized as a cost of sales when specific deliverables within the development contracts are earned, matching the costs to the revenue. In the three months ended September 30, 2007, $31,000 was recognized as cost of sales for non recurring engineering work, compared to $18,000 recognized as cost of sales in the three months ended September 30, 2006, consistent with the increase in development fees billable during the quarter.

Customer-funded research and development provided $92,000 in revenue in the three months ended September 30, 2007, and $37,000 in revenue in the three months ended September 30, 2006, reflecting an increase in development fees billable during the quarter.  The results of customer-funded development work are intended to provide long-term exclusive manufacturing agreements and provide the customer with the retention of the intellectual property developed.  The identity of the customer is generally protected by a non-disclosure agreement.

The Company’s revenue is derived from five main customer types.  The proportion of sales compared to Pro-Dex total sales, sales to each customer type and sales by location is noted in the table below (unaudited):

Sales by customer type ($'000)	FY 2008 Q1		FY 2007 Q1
Dental	$963	16%	$1,078	21%
Medical	2,918	49%	2,170	41%
Industrial	1,001	17%	882	17%
Aerospace	563	9%	590	11%
Government research and other	547	9%	514	10%
Total Sales	$5,992	100%	$5,234	100%

Sales by location ($'000)	FY 2008 Q1		FY 2007 Q1
Santa Ana	$4,137	69%	$3,261	62%
Beaverton	986	16%	1,057	20%
Carson City	869	15%	916	18%
Total Sales	$5,992	100%	$5,234	100%

In October 2007 the customer who previously notified us that they were planning to manufacture internally two of the products that we developed for them beginning in January 1, 2008 notified us that they were not going to manufacture the products and our relationship would continue without change.  This customer represented sales of $2,314,000 in fiscal year 2007 and $1,431,000 in fiscal year 2006.  We are currently working with the customer on the development of a new generation of product.

Medical product sales represent the manufacture of products that utilize proprietary designs developed by us under exclusive design and supply agreements.  Our dental products are primarily sold to original equipment manufacturers and dental product distributors.  An independent dealer network markets our own branded line of dental products; including the IntraflowTM dental anesthesia product we acquired the rights to in October 2005.  We also design and manufacture embedded multi-axis motion controllers used to regulate the motion of servo and stepper motors, predominantly for the factory automation, scientific research, and medical analysis equipment industries.  The controllers support the platforms for PCI, VME, ISA, and cPCI busses as well as stand-alone requirements.  In addition, we make and sell pneumatic motors for industrial applications that are marketed directly to end-users and through industrial supply distributors.  We added significant sales with the purchase of the assets of Astromec, Inc., and the establishment Pro-Dex Astromec, Inc. in January 2006.  Pro-Dex Astromec’s products include high reliability fractional horsepower DC motors designed for harsh environments primarily for the aerospace and medical markets.

We hold the following three independently verified certifications: ISO 9001:2000, ISO 13485 revised 1998, and Medical Device Directive 93\42\EEC Annex II company.

At the present time, we are generally able to fill orders within sixty (60) days.  At September 30, 2007, we had a backlog, including orders for delivery beyond 60 days, of $9.4 million compared with a backlog of $9.1 million at September 30, 2006 and $10.1 million at June 30, 2007.  We expect to ship most of our backlog in fiscal year 2008 and the remainder in fiscal year 2009.  The increased backlog from September 2006 and the decrease from June 2007 is due to normal fluctuations in the timing of receipt and shipment of orders.  We do not typically experience seasonal fluctuations in our new order bookings, but may experience variability in our new order bookings due to the timing of major new product launches.  Similarly, we do not typically experience seasonal fluctuations in our shipments and revenues.

RESULTS OF OPERATIONS

For the Three-Month periods ended September 30, 2007 and 2006

            The following table sets forth for the periods indicated the percentage of net revenues represented by each item in our Consolidated Statements of Income.

(In Thousands)	Three Months Ended September 30,
	2007		2006
Net sales:	$5,992	100.0%	$5,234	100.0%
Cost of sales	3,839	64.1%	3,253	62.2%
Gross Profit	2,153	35.9%	1,981	37.8%

Selling, general and administrative expenses	1,058	17.7%	907	17.3%
Research and development costs	575	9.6%	647	12.4%
Income from Operations	520	8.7%	427	8.2%

Net interest, royalties and other expenses	35	0.6%	47	0.9%

Provision for Income Taxes	159	2.7%	138	2.6%
Net Income	$326	5.4%	$242	4.6%

Net Sales.  Consolidated net sales increased from $5,234,000 to $5,992,000 ($758,000 or 14%) for the quarter ended September 30, 2007, compared to the quarter ended September 30, 2006.  The increase was due to continued growth in medical and industrial motion control products which grew $748,000 and $119,000, respectively, over last year’s comparable three month periods.  These increases were offset by a $115,000 decline in dental systems shipments as there was a large one-time shipment in 2006.

Although selective price increases and decreases were implemented in response to market conditions, the majority of the sales changes for each product line are due primarily to changes in sales volume, not the effect of price changes.

Gross Profit and Gross Profit Percentage of Sales.  Our consolidated gross profit for the quarter ended September 30, 2007 increased $172,000 or 9% over the same quarter in the previous year due to the increased sales levels of medical and industrial motion control products.  Gross profit as a percentage of sales decreased to 36% for the quarter ended September 30, 2007 compared to 38% for the quarter ended September 30, 2006.  The reduction was due to the higher warranty costs this quarter as compared to the same quarter last year associated with refined estimation method regarding prior engineering revisions of two of our many medical products.  Gross profit and gross profit as a percentage of sales were as follows:

	Three Months Ended September 30,		Increase
	2007	2006	(Decrease)
Gross Profit	$2,153,000	$1,981,000	9%
Gross Profit Percentage of Sales	36%	38%	-5%

Selling, General and Administrative Costs (S, G&A).  S, G & A expenses increased to $1,058,000 for the quarter ended September 30, 2007 from $907,000 for the quarter ended September 30, 2006.  General and administrative costs were higher due higher personnel including stock based compensation costs.  The decrease in selling expense is mainly due to a reduction in bad debt expense, offset by higher business development costs such as labor and travel.  As a percentage of sales, the expenses remained relatively stable at 18% of sales for the current quarter compared to 17% of sales for the prior year’s first quarter.  S, G & A costs were as follows:

	Three Months Ended September 30,		Increase
	2007	2006	(Decrease)
Selling	$323,000	$338,000	-4%
General and administrative	$735,000	$569,000	29%
Total S, G&A	$1,058,000	$907,000	17%
S, G&A Percentage of Sales	18%	17%	2%

Research and Development Costs.  Company-funded research and development expenses decreased $72,000 to $575,000 for the quarter ended September 30, 2007 from $647,000 for the quarter ended September 30, 2006, a decrease of 11%.  The decrease is due to approximately $32,000 in lower personnel costs and $40,000 for decreased independent research, training and consulting costs.  Company-funded research and development costs were as follows:

	Three Months Ended September 30,
	2007	2006	Decrease
Research and Development costs	$575,000	$647,000	-11%
R & D Percentage of Sales	10%	12%	-22%

Operating Profit and Operating Profit Percentage of Sales.  Our consolidated operating profit for the quarter ended September 30, 2007 increased to $520,000 compared to operating profit of $427,000 for the same quarter in the previous year.  The increase in operating profit was due to the higher level of sales and lower engineering expenses offset by the lower gross margin and higher general and administrative expenses.  Operating profit as a percentage of sales increased to 9% for the quarter ended September 30, 2007 from 8% for the quarter ended September 30, 2006.  Operating profit and margin were as follows:

	Three Months Ended September 30,
	2007	2006	Increase
Operating Profit	$520,000	$427,000	22%
Operating Profit Percentage	9%	8%	6%

Royalties and Other Income.  We recognized $6,000 in royalty income in the three months ended September 30, 2007, compared to $7,000 in the prior year’s quarter.

Net Interest Income/Expense.  Net interest expense for the quarter ending September 30, 2007 was $41,000 compared to net interest expense of $54,000 in the quarter ended September 30, 2006, due to the reduced credit line borrowings and higher cash balances.

Income Tax Provision. Our estimated effective combined federal and state tax rate on income from operations for the quarter ended September 30, 2007 was 33% and was 36% for the quarter ended September 30, 2006.  The difference is due to the use of research and development tax credits in 2007 that were not available in the comparable quarter of 2006.

Net Income.  Our net income for the three months ended September 30, 2007 was $326,000 or $0.03 per share on a basic and diluted basis, as compared to a net income of $242,000 or $0.03 per share on a basic and $0.02 per share on a diluted basis for the three months ended September 30, 2006.

Liquidity and Capital Resources

The following table presents selected financial information as of the end of the first quarters of fiscal 2007 and 2006 as well as of the year ended June 30, 2007:

	As of September 30,		As of
	2007	2006	June 30, 2007
Cash and cash equivalents	$781,000	$295,000	$403,000
Working Capital¹	$6,621,000	$6,193,000	$6,648,000
Credit Line outstanding balance	$0	$400,000	$300,000
Tangible book value/common share²	$0.91	$0.83	$0.88
Number of days of sales outstanding (DSO) in
accounts receivable at end of quarter³	45	59	61

	Three Months Ended September 30,		Year Ending
	2007	2006	June 30, 2007
Net cash provided by operations	$1,092,000	$691,000	$1,480,000

1 Working Capital = Ending Current Assets less Ending Current Liabilities.

2 Tangible book value/common share = (Total shareholders’ equity – Net intangible asset (patents) - Goodwill) / (basic outstanding shares).

3 DSO = Ending Net Accounts Receivable balance / (Previous Quarter Sales / 91).

Our working capital at September 30, 2007 increased to $6.6 million compared to $6.2 million at September 30, 2006 and approximately the same as the $6.6 million at June 30, 2007.   Cash flow provided by operations was $1,092,000 in the quarter ended September 30, 2007 compared to $691,000 for the quarter ended September 30, 2006.  Cash was provided through continued profitability and improvements in accounts receivable levels and by decreases in inventory.

In November 2006, we renewed our credit facility with Wells Fargo Bank N.A. (“Wells Fargo”) for borrowings up to $2,000,000.  Its terms require monthly interest payments at the prime rate of interest (7.75% at September 30, 2007); or LIBOR plus 2.50% (7.625% (one month) to 7.75% (three months) at September 30, 2007), at our discretion, based on outstanding borrowings with no minimum interest charge.  There is an unused credit line fee of 0.175% per annum calculated and paid quarterly based on the average available unused balance of the credit line.  All assets of the Company except for the land and building in Carson City secured the outstanding borrowings.  There was no outstanding balance under the terms of this credit facility as of September 30, 2007.  The total eligible additional borrowing capacity at September 30, 2007 was $2,000,000.

In January 2006, we amended the credit facility and entered into a 4-year term note with Wells Fargo for $1,000,000.  Its terms require monthly interest payments at either the prime rate of interest (7.75% at September 30, 2007); or LIBOR plus 2.50% (7.625% (one month) to 7.75% (three months) at September 30, 2007), at our discretion, based on outstanding borrowings.  The principal payments on the note are approximately $21,000 per month.  All assets of the Company except for the land and building in Carson City secure the outstanding borrowings.  There was $583,000 outstanding balance under the term note as of September 30, 2007.

In March 2006, we entered into a 10-year mortgage with Union Bank of California for $1,650,000.  Its terms require monthly interest payments at a fixed rate of 6.73% based on outstanding borrowings.  The principal payments on the mortgage note are based on a 25-year amortization of the note and are $11,000 per month beginning May 1, 2006.  The outstanding borrowings are secured by our Carson City land and building.  There was approximately $1,612,000 outstanding balance under the terms of this mortgage as of September 30, 2007.

There are certain financial and non-financial covenants that we must meet to be in compliance with the terms of the Wells Fargo credit facility, as amended, and the Union Bank mortgage.  At September 30, 2007, management believes that the Company was in compliance with all such covenants.

At September 30, 2007, we had cash and cash equivalents of $781,000.  We believe that our cash and cash equivalents on hand, together with cash flows from operations, if any, and amounts available under the credit facilities will be sufficient to meet our working capital and capital expenditure requirements for the next year.

In September 2002, our Board of Directors authorized the repurchase on the open market of up to 500,000 shares of our outstanding Common Stock at a share price no greater than $1.25, subject to compliance with applicable laws and regulations.  There is no requirement that we repurchase all or any portion of such shares.  The maximum total value of the repurchase is not to exceed $500,000.  This repurchase is to be financed with cash generated by operations.  From the inception of the repurchase authorization through the fiscal year-end date of June 30, 2003, we repurchased 75,700 shares of Common Stock for $43,741, at an average price of $0.58 per share.  Although the authority to continue the repurchase shares continues, no additional shares were repurchased in fiscal year 2004, 2005, 2006, or 2007 or to date during fiscal year 2008.

SUBSEQUENT EVENTS

  On November 1, 2007, the credit facility with Wells Fargo was replaced with an expanded to a total borrowing capacity of $6,562,500 at reduced interest rates.  The credit line increases our borrowing availability from $2,000,000 to $4,000,000.  Its terms require monthly interest payments at the prime rate of interest (7.75% at September 30, 2007); or LIBOR (5.2% at September 30, 2007) plus 1.75%, at our discretion, based on outstanding borrowings.  The credit facility expires on November 1, 2009.  An additional term commitment is available for borrowings through November 1, 2008 for amounts up to $2,000,000.  We can take advances against this commitment through November 1, 2008, at which time the outstanding borrowings against this commitment will be converted to a term loan, to be amortized and repaid over 60 months. Its terms require monthly interest payments at the prime rate of interest (7.75% at September 30, 2007); or LIBOR (5.2% at September 30, 2007) plus 2.0%, at our discretion, based on outstanding borrowings.  It is anticipated that the borrowings from the term commitment will be used for construction financing of tenant improvements for our new Irvine facility.  The term loan that was entered into in January 2006 to finance the Astromec purchase remains in place. As of November 1, 2007, it had a balance of $562,500 to be fully paid off in January 2010, following the contracted amortization schedule.  Its terms require monthly interest payments at the prime rate of interest (7.75% at September 30, 2007); or LIBOR (5.2% at September 30, 2007) plus 2.0%, at our discretion, based on outstanding borrowings with no minimum interest charge.  All assets of the Company except the Carson City land and building secure the outstanding borrowings from Wells Fargo.

There are certain financial and non-financial covenants that we must meet to be in compliance with the terms of the Wells Fargo credit facility.  At November 14, 2007, we were in compliance with all such covenants.

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”), an interpretation of FASB Statement No. 109, “Accounting for Income Taxes,” (“FASB 109”).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB 109.  This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The cumulative effect of applying FIN 48 is to be reported as an adjustment to the opening balance of retained earning in the year of adoption.  As a result of the implementation of FIN48, the Company recorded a decrease of $92,000 to retained earnings, an increase of $47,000 to net deferred income tax assets and an increase of $139,000 to income taxes payable as of July 1, 2007.

MAJOR CUSTOMERS

The Company had two major customers (defined as a customer that represents greater than 10% of the Company’s total revenues) in the three months ended September 30, 2007 and 2006.

	Three months ended September 30,
	2007		2006
	Revenues	Accts. Rec.	Revenues	Accts. Rec.
Customer 1	$1,319,000	$431,000	$719,000	$244,000
Customer 2	$1,235,000	$563,000	$1,258,000	$387,000

Item 3. Controls and Procedures

The Chief Executive Officer and Chief Financial Officer (the principal executive officer and principal financial officer, respectively) conducted an evaluation of the design and operation of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)).  Based on that evaluation for the quarter ended September 30, 2007, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by use in the reports filed or submitted by us under the Exchange Act is accumulated, recorded, processed, summarized and reported to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, and to allow timely decisions regarding whether or not disclosure is required.

During the quarter ended September 30, 2007, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is a party to various legal proceedings incidental to its business, none of which are considered by the Company to be material at this time.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
None.

Item 3.	Defaults Upon Senior Securities.
None.

Item 4.	Submissions of Matters to a Vote of Securities Holders.
None.

Item 5.	Other Information.
None.

Item 6.	Exhibits.

Exhibits:

		10.1	Lease agreement between Pro-Dex Inc. and PS, Business Parks, L.P. a California limited partnership, as of September 24, 2007

		31.1	Certifications of Chief Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

		31.2	Certifications of Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

		32	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 14, 2007 PRO-DEX INC.	Date: November 14, 2007 PRO-DEX INC.
By: / s / Mark Murphy	By: / s / Jeffrey J. Ritchey

Mark Murphy	Jeffrey J. Ritchey
Chief Executive Officer	Secretary and Chief Financial Officer (Principal Financial and Accounting Officer)

End of Filing