Form 10QSB
period 2007-12-31
PRO DEX INC
filed 2008-02-14
CIK 788920

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X]            Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended December 31, 2007

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

Yes [  ]  No [X]

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock outstanding as of the latest practicable date:  9,718,366 shares of Common Stock, no par value, as of February 7, 2008.

Transitional Small Business Disclosure Format:        Yes [  ]  No [X]

Item 1.      Financial Statements

PRO-DEX, INC. and SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
	December 31, 2007 (unaudited)	June 30,2007 (audited)
ASSETS
Current assets:
Cash and cash equivalents	$220,000	$403,000
Accounts receivable, net of allowance for doubtful
accounts of $135,000 at December 31 and $153,000 at June 30	3,059,000	3,436,000
Inventories, net	5,007,000	4,622,000
Prepaid expenses	284,000	205,000
Deferred income taxes	1,178,000	1,091,000
Total current assets	9,748,000	9,757,000

Property, plant, equipment and leasehold improvements, net	4,355,000	3,778,000
Other assets:
Goodwill	2,997,000	2,997,000
Intangibles - Patents, net	1,271,000	1,321,000
Deferred income taxes	229,000	229,000
Other	33,000	25,000
Total other assets	4,530,000	4,572,000

Total assets	$18,633,000	$18,107,000

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Credit Line	$-	$300,000
Accounts payable	1,319,000	1,110,000
Accrued expenses	1,467,000	1,183,000
Income taxes payable	212,000	158,000
Current portion of term note	250,000	250,000
Current portion of real estate loan	29,000	26,000
Current portion of "patent" deferred payable	-	82,000
Total current liabilities	3,277,000	3,109,000

Long-term liabilities
Term note	271,000	396,000
Real estate loan	1,576,000	1,593,000
Patent deferred payable	-	158,000
Total long-term liabilities	1,847,000	2,147,000
Total liabilities	5,124,000	5,256,000
Commitments and contingencies
Shareholders' equity:
Common shares; no par value; 50,000,000 shares authorized;
9,718,366 shares issued and outstanding December 31, 2007,
9,718,366 shares issued and outstanding June 30, 2007,	16,443,000	16,340,000
Accumulated deficit	(2,934,000)	(3,489,000)

Total shareholders' equity	13,509,000	12,851,000

Total liabilities and shareholders' equity	$18,633,000	$18,107,000

See notes to consolidated financial statements.

PRO-DEX, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Three months ended December 31 (unaudited)

	2007	2006

Net sales	$6,123,000	$4,631,000

Cost of sales	3,769,000	3,262,000
Gross profit	2,354,000	1,369,000

Operating expenses:
Selling	352,000	340,000
General and administrative expenses	866,000	746,000
Research and development costs	635,000	579,000
Total operating expenses	1,853,000	1,665,000

(Loss) income from operations	501,000	(296,000)

Other income (expense):
Other income (expense), net	48,000	-
Royalty income	14,000	18,000
Interest income (expense)	(40,000)	(58,000)
Total	22,000	(40,000)

(Loss) income before (benefit) provision for income taxes	523,000	(336,000)

(Benefit) provision for income taxes	218,000	(198,000)
Net (loss) income	$305,000	$(138,000)

Net (loss) income per share:
Basic	$0.03	$(0.01)
Diluted	$0.03	$(0.01)

Weighted average shares outstanding - basic	9,718,366	9,550,521
Weighted average shares outstanding - diluted	9,888,356	9,550,521

See notes to consolidated financial statements.

PRO-DEX, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Six months ended December 31 (unaudited)

	2007	2006

Net sales	$12,114,000	$9,864,000

Cost of sales	7,608,000	6,514,000
Gross profit	4,506,000	3,350,000

Operating expenses:
Selling	675,000	678,000
General and administrative expenses	1,601,000	1,316,000
Research and development costs	1,209,000	1,226,000
Total operating expenses	3,485,000	3,220,000

Income from operations	1,021,000	130,000

Other income (expense):
Other income, net	48,000	-
Royalty income	20,000	25,000
Interest expense, net	(82,000)	(112,000)
Total	(14,000)	(87,000)

Income before (benefit) provision for income taxes	1,007,000	43,000

(Benefit) provision for income taxes	376,000	(60,000)
Net income	$631,000	$103,000

Net Income per share:
Basic	$0.06	$0.01
Diluted	$0.06	$0.01

Weighted average shares outstanding - basic	9,718,366	9,545,757
Weighted average shares outstanding - diluted	9,926,306	9,769,444

See notes to consolidated financial statements.

PRO-DEX, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Six months ended December 31 (unaudited)

	2007	2006
Cash Flows from Operating Activities:
Net Income	$631,000	$103,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	243,000	232,000
Stock based compensation	103,000	85,000
(Recovery) provision for doubtful accounts	(18,000)	77,000
Reserve reduction (provision) for obsolete inventory	(173,000)	200,000
(Decrease) increase in deferred taxes	(87,000)	(305,000)
Changes in:
Decrease in accounts receivable	395,000	422,000
(Increase) in inventories	(212,000)	(963,000)
(Increase) in prepaid expenses	(79,000)	(90,000)
(Increase) in other assets	(8,000)	(30,000)
Increase in accounts payable and accrued expenses	417,000	346,000
Increase in income taxes payable	54,000	127,000
Net Cash provided by Operating Activities	1,266,000	204,000

Cash Flows From Investing Activities:
Additions to Astromec acquisition cost	-	(66,000)
Additions to Intangible assets - Patents related to Intraflow	-	(2,000)
Purchases of equipment and leasehold improvements	(770,000)	(217,000)

Net Cash used in Investing Activities	(770,000)	(285,000)

Cash Flows from Financing Activities:
Net (payments) borrowing on line of credit	(300,000)	300,000
Principal (payments) on term note	(125,000)	(125,000)
Principal (payments) on mortgage	(14,000)	(13,000)
Principal (payment) on patent deferred payable	(240,000)	(76,000)
Proceeds from option exercise	-	3,000

Net Cash provided by Financing Activities	(679,000)	89,000

Net Increase (decrease) in Cash and Cash Equivalents	(183,000)	8,000
Cash and Cash Equivalents, beginning of period	403,000	358,000

Cash and Cash Equivalents, end of period	$220,000	$366,000

Supplemental Information
Cash payments for interest	$95,000	$150,000

Cash payments for income taxes	$560,000	$137,000

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

NOTE 2.         Inventories

      Inventories are stated at the lower of cost (the first-in, first-out method) or market and consist of the following:

	December 31, 2007
	(unaudited)	June 30, 2007
Raw Materials	$2,306,000	$2,474,000
Work in process	1,179,000	594,000
Development costs under contract	41,000	141,000
Finished goods	2,298,000	2,403,000
Total	$5,824,000	$5,612,000
Reserve for slow moving and obsolete items	(817,000)	(990,000)
Total inventories, net	$5,007,000	$4,622,000

NOTE 3.         WARRANTY

The warranty reserve is based on historical costs of warranty repairs and expected future identifiable warranty expenses.  As of December 31, 2007 we carried a warranty reserve of $534,000 which was comprised of $36,000 for future warranty expenses related to products that are currently in the process of being repaired and $456,000 for future warranty expenses related to products that are still in the field, and $42,000 for our legacy dental and industrial products.  Warranty expenses are reflected in the financial statements in cost of sales (“COS”).  The total warranty expense reflected in the COS for the quarter ended December 31, 2007 was $238,000 and for the six-months ended December 31, 2007 was $605,000.  The warranty accrual and expenses for the three and six-months ended December 31, 2007 and 2006 are presented below:

	Three months Ended December 31,
	2007	2006
Beginning Balance	$443,000	$321,000
Actual expenditures	$(147,000)	$(296,000)
Additional accrual	$238,000	$311,000
Ending Balance	$534,000	$336,000

	Six months Ended December 31,
	2007	2006
Beginning Balance	$469,000	$309,000
Actual expenditures	$(540,000)	$(476,000)
Additional accrual	$605,000	$503,000
Ending Balance	$534,000	$336,000

NOTE 4.         Net INCOME (LOSS) per share

            The following table reconciles the weighted average shares outstanding for basic and diluted net income per share for the periods indicated.

	Three Months Ended December 31,
	2007	2006
Net (loss) income	$305,000	$(138,000)
Basic net income per common share:
Weighted average number of common shares outstanding	9,718,366	9,550,521
Basic net (loss) income per common share	$0.03	$(0.01)

Diluted net (loss) income per share:
Weighted average of common shares outstanding	9,718,366	9,550,521
Effect of potentially dilutive securities (options)	155,698	-
Effect of potentially dilutive securities (restricted shares)	6,375
Effect of potentially dilutive securities (warrants)	7,917	-
Weighted average number of common and shares -
Diluted	9,888,356	9,550,521
Diluted net (loss) income per common share	$0.03	$(0.01)

	Six Months Ended December 31,
	2007	2006
Net income	$631,000	$103,000
Basic net income per common share:
Weighted average number of common shares outstanding	9,718,366	9,545,757
Basic net income per common share	$0.06	$0.01

Diluted net income per share:
Weighted average of common shares outstanding	9,718,366	9,545,757
Effect of potentially dilutive securities (options)	176,244	215,770
Effect of potentially dilutive securities (restricted shares)	21,038
Effect of potentially dilutive securities (warrants)	10,658	7,917
Weighted average number of common and shares -
Diluted	9,926,306	9,769,444
Diluted net income per common share	$0.06	$0.01

NOTE 5.         CREDIT FACILITIES

On November 1, 2007, our existing credit facility with Wells Fargo was replaced with an expanded facility with a total borrowing capacity of $6,562,500.  The credit line increases our borrowing availability from $2,000,000 to $4,000,000.  Its terms require monthly interest payments at the prime rate of interest (7.25% at December 31, 2007); or LIBOR (4.6% at December 31, 2007) plus 1.75%, at our discretion, based on outstanding borrowings.  The credit facility expires on November 1, 2009.  An additional term commitment is available for borrowings through November 1, 2008 for amounts up to $2,000,000.  We can take advances against this commitment through November 1, 2008, at which time the outstanding borrowings against this commitment will be converted to a term loan to be amortized and repaid over 60 months. Its terms require monthly interest payments at the prime rate of interest; or LIBOR plus 2.0%, at our discretion, based on outstanding borrowings.  It is anticipated that the borrowings from the term commitment will be used for construction financing of tenant improvements for our new Irvine facility.  The term loan that was entered into in January 2006 to finance the purchase of our Astromec subsidiary remains in place.  As of December 31, 2007, there was a principal balance of $520,833 to be fully paid off in January 2010, following the contracted amortization schedule.  Its terms require monthly interest payments at the prime rate of interest; or LIBOR plus 2.0%, at our discretion, based on outstanding borrowings with no minimum interest charge.  All assets of the Company except our Carson City land and building secure the outstanding borrowings from Wells Fargo. There was no outstanding balance under the terms of the credit line or term commitment facility as of December 31, 2007.  The total eligible additional borrowing capacity at December 31, 2007 was $6,000,000.

In March 2006, we entered into a 10-year mortgage with Union Bank of California for $1,650,000.  Its terms require monthly interest payments at a fixed rate of 6.73% based on outstanding borrowings.  The principal payments on the mortgage note are based on a 25-year amortization of the note and are $11,000 per month beginning May 1, 2006.  The outstanding borrowings are secured by our Carson City land and building.  There was approximately $1,605,000 outstanding balance under the terms of this mortgage as of December 31, 2007.

There are certain financial and non-financial covenants that we must meet to be in compliance with the terms of the Wells Fargo credit facility (which includes the term loan and the line of credit), as amended, and the Union Bank mortgage.  At December 31, 2007, management believes that the Company was in compliance with all such covenants.

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

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”), an interpretation of FASB Statement No. 109, “Accounting for Income Taxes,” (“FASB 109”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB 109. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The cumulative effect of applying FIN 48 is to be reported as an adjustment to the opening balance of retained earning in the year of adoption.  As a result of the implementation of FIN 48, the Company recorded a decrease of $75,000 to retained earnings, an increase of $47,000 to net deferred income tax assets and an increase of $122,000 to income taxes payable as of July 1, 2007.

As of December 31, 2007, the Company has provided a liability for $240,000 of unrecognized tax benefits related to various federal and state income tax matters.  Of this total, $62,000 relates to R&D credits and would reduce the Company’s income tax expense if recognized and would result in a corresponding decrease in the Company’s effective tax rate.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at July 1, 2007	$212,000
Additions based on tax positions related to the current year	0
Additions for tax positions of prior years	$28,000
Reductions for tax positions of prior years	0
Settlements	0
-----------
Balance at December 31, 2007	$240,000

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of December 31, 2007, the Company had approximately $178,000 in accrued interest and penalties which is included as a component of the $240,000 unrecognized tax benefit noted above. The liability for the payment of interest and penalties has increased by approximately $33,000 for the six months ended December 31, 2007.

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

NOTE 8.         SHARE-BASED COMPENSATION

Share-based compensation expense recognized under SFAS 123(R) for the three months ended December 31, 2007 and 2006 was $54,000 and $52,000, respectively, which was related to stock options and restricted stock grants in 2007 and stock options and stock appreciation rights in 2006.  Share-based compensation expense reduced our results of operations as shown:

	Three months ended December 31,
	(unaudited)
	2007	2006
Share-based compensation expense recognized:
General and administrative, options	25,000	35,000
General and administrative, restricted stock	29,000	-
General and administrative, SAR's	-	17,000
Subtotal expense	54,000	52,000
Related deferred tax benefit	(12,000)	-
Decrease in net income	42,000	52,000

Decrease in basic earnings per share	$0.00	$0.01
Decrease in diluted earnings per share	$0.00	$0.01

Share-based compensation expense recognized under SFAS 123(R) for the six months ended December 31, 2007 and 2006 was $103,000 and $85,000, respectively, which was related to stock options and restricted stock grants in 2007 and stock options and stock appreciation rights in 2006.  Share-based compensation expense reduced our results of operations as shown:

	Six months ended December 31,
	(unaudited)
	2007	2006
Share-based compensation expense recognized:
General and administrative, options	44,000	52,000
General and administrative, restricted stock	59,000	-
General and administrative, SAR's	-	33,000
Subtotal expense	103,000	85,000
Related deferred tax benefit	(24,000)	-
Decrease in net income	79,000	85,000

Decrease in basic earnings per share	$0.01	$0.01
Decrease in diluted earnings per share	$0.01	$0.01

As of December 31, 2007, there was $138,407 of total unrecognized compensation cost related to 226,750 non-vested outstanding stock options with a per share weighted average value of $0.91.  The unrecognized expense is anticipated to be recognized on a straight-line basis over a weighted average period of 1.0 year.  The following is a summary of stock option activity in the six months ending December 31:

	2007		2006
		Weighted- Average		Weighted- Average
Fixed Options	Shares	Exercise Price	Shares	Exercise Price
Outstanding at beginning of fiscal year (7/1)	1,038,500	$1.60	1,204,316	$1.68
Granted	71,000	1.51	71,000	1.52
Exercised	-	-	(25,000)	0.77
Forfeited	-	-	(85,000)	2.28
Outstanding at end of period (12/31)	1,109,500	$1.59	1,165,316	$1.65

Exercisable at end of period (12/31)	882,750	$1.56	916,816	$1.47

Weighted-average fair value per
Option granted during the period		$0.77		$0.88

The following table summarizes information regarding options outstanding and options exercisable at December 31, 2007:

		Options Outstanding			Options Exercisable
		Weighted- Average	Weighted- Average	Aggregate		Weighted- Average	Aggregate
Range of	Number	Remaining	Exercise	Intrinsic	Number	Exercise	Intrinsic
Exercise Price	Outstanding	Contractual Life	Price	Value	Outstanding	Price	Value
$0.42 to $0.81	260,000	4.2 years	$0.70	$195,400	260,000	$0.70	$195,400
$1.08 to $1.56	412,000	6.8 years	1.37	$40,500	241,500	1.29	$40,500
$1.74 to $2.18	262,500	3.9 years	2.04	$-	248,750	2.05	$-
$2.44 to $3.30	175,000	7.5 years	2.77	$-	132,500	2.83	$-
Total	1,109,500	5.6 years	$1.59	$235,900	882,750	$1.56	$235,900

Restricted Stock

The following is a summary of restricted share activity in the six months ending December 31:

	2007		2006
		Weighted- Average		Weighted- Average
Restricted shares	Shares	Exercise Price	Shares	Exercise Price
Outstanding at beginning of fiscal year (7/1)	255,000	$1.38	-	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Outstanding at end of period (12/31)	255,000	$1.38	-	$-

Exercisable at end of period (12/31)	-	$-	-	$-

As of December 31, 2007, there was $254,000 of total unrecognized compensation cost related to 184,167 non vested outstanding restricted shares with a per share weighted average value of $1.38.  The unrecognized expense is anticipated to be recognized on a straight-line basis over a weighted average period of 2.2 years.

Stock Warrants

At December 31, 2007, warrants to acquire 100,000 shares of common stock were outstanding. These warrants are fully vested, have a weighted-average exercise price of $1.25 and a weighted-average remaining life of 1.5 years.

NOTE 9.         MAJOR CUSTOMERS

We had two major customers (defined as a customer that represents greater than 10% of the Company’s total revenues) in the six months ended December 31, 2007 and 2006.

		Six months ended December 31,
		(unaudited)
	2007		2006
	Revenues	Accts. Rec.	Revenues	Accts. Rec.
Customer 1	$2,569,000	$520,000	$1,776,000	$902,000
Customer 2	$3,083,000	$701,000	$2,033,000	$388,000

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

COMPANY OVERVIEW

The following discussion and analysis provides information that the Company's management believes is relevant to an assessment and understanding of our results of operations and financial condition for each of the three and six month periods ended December 31, 2007 and 2006, respectively.  This discussion should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included elsewhere in this Report. This Report contains certain forward-looking statements and information. The cautionary statements included herein should be read as being applicable to all related forward-looking statements wherever they may appear.  Our actual future results could differ materially from those discussed herein.  Our critical accounting policies relate to inventory valuation for slow moving items, impairment of goodwill, warranty reserves, and recoverability of deferred income taxes.

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

Company-funded research and development supports the development of generic rotary drive, motion control, and electric motor technology platforms.  The costs of which are expensed when incurred.  We seek customer-funded projects to customize these platforms to specific customer requirements.  Company-funded research and development projects are generally expected to convert to customer-funded projects within six to eighteen months.  Company funded project costs not associated with contracts or purchase orders are expensed as incurred.  In the three months ended December 31, 2007, $635,000 was expensed as research and development; an increase of $56,000 from the $579,000 expensed in the three months ended December 31, 2006.

For customer-funded development projects, costs are capitalized and recognized as a cost of sales when specific deliverables within the development contracts are earned, matching the costs to the revenue.  Customer-funded research and development provided $208,000 in revenue for the three months ended December 31, 2007, compared to a reduction in revenue of $61,000 for the three months ended December 31, 2006, reflecting an increase in development fees billable on new projects in the current quarter and the net effect of an $84,000 refunded development fee in the quarter ended December 31, 2006.  In the three months ended December 31, 2007, $39,000 was recognized as cost of sales for non recurring engineering work, compared to $86,000 recognized as cost of sales in the three months ended December 31, 2006, consistent with the increase in development fees billable during the quarter and absent the higher costs associated with completed and cancelled contracts from the prior year.  The results of customer-funded development work are intended to provide long-term exclusive manufacturing agreements and may provide the customer with the retention of the intellectual property developed.  The identity of our customers is generally protected by a non-disclosure agreement.

The Company’s revenue is derived from five main customer types.  The proportion of total sales compared sales to each customer type and sales by location is noted in the table below (unaudited):

	Three months Ended December 31,				Six months Ended December 31,
Sales by customer type ($'000)	2007		2006		2007		2006
Dental	$786	13%	$1,109	24%	$1,749	14%	$2,187	22%
Medical	3,519	57%	1,681	36%	6,725	56%	3,850	39%
Industrial	919	15%	879	19%	1,631	13%	1,761	18%
Aerospace	422	7%	557	12%	985	8%	1,147	12%
Government, repairs and other	477	8%	405	9%	1,024	8%	919	9%
Total Sales	$6,123	100%	$4,631	100%	$12,114	100%	$9,864	100%

	Three Months Ended December 31,				Six Months Ended December 31,
Sales by location ($'000)	2007		2006		2007		2006
Santa Ana	$4,602	75%	$2,765	60%	$8,738	72%	$6,026	61%
Beaverton	851	14%	1,005	22%	1,837	15%	2,061	21%
Carson City	670	11%	861	19%	1,539	13%	1,777	18%
Total Sales	$6,123	100%	$4,631	100%	$12,114	100%	$9,864	100%

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

At the present time, we are generally able to fill orders within sixty (60) days.  At December 31, 2007, we had a backlog, including orders for delivery beyond 60 days, of $11.7 million compared with a backlog of $11.7 million at December 31, 2006 and $10.1 million at June 30, 2007.  We expect to ship most of our backlog in fiscal year 2008 and the remainder in fiscal year 2009.  The steady backlog compared to December 2006 and the increase from June 2007 is due to normal fluctuations in the timing of receipt and shipment of orders.  We do not typically experience seasonal fluctuations in our new order bookings, but may experience variability in our new order bookings due to the timing of major new product launches.  Similarly, we do not typically experience seasonal fluctuations in our shipments and revenues.

Results of Operations

For the Three-Month periods ended December 31, 2007 and 2006

            The following table sets forth the periods indicated and the percentage of net revenues represented by each item in our Consolidated Statements of Operations.

(In Thousands)	Three Months Ended December 31,
	2007		2006
Net sales:	$6,123	100%	$4,631	100%
Cost of sales	3,769	62%	3,262	70%
Gross Profit	2,354	38%	1,369	30%

Selling, general and administrative expenses	1,218	20%	1,086	23%
Research and development costs	635	10%	579	13%
Income (Loss) from Operations	501	8%	(296)	-6%

Net interest and other income (expense)	22	0%	(40)	-1%

Provision (benefit) for income taxes	218	4%	(198)	-4%
Net income (loss)	$305	5%	$(138)	-3%

Net Sales.  Consolidated sales increased from $4,631,000 to $6,123,000 ($1,492,000 or 32%) for the quarter ended December 31, 2007 compared to the quarter ended December 31, 2006.  The increase was due to continued growth in medical product sales, offsetting declines in revenues for the other product lines.

Although selective price increases and decreases were implemented in response to market conditions, the majority of the sales changes for each product line are due primarily to changes in sales volume, not the effect of price changes.

Gross Profit and Gross Profit Percentage of Sales.  Our consolidated gross profit for the quarter ended December 31, 2007 increased $985,000 or 72% over the same quarter in the previous year due to the higher level of sales and increased profitability in medical products.  Fiscal year 2008 included over $200,000 in profitable development fees, where 2007 had $40,000 in fees billed at a loss.  Gross profit as a percentage of sales increased to 38% for the quarter ended December 31, 2007 compared to 30% for the quarter ended December 31, 2006. Gross profit margins were enhanced 3% by the development fees, 2% by better manufacturing cost controls and 3% by increased manufacturing efficiencies.  Warranty costs accounted for approximately 5% reduction in margin in each quarter. Gross profit and gross profit as a percentage of sales were as follows:

	Three Months Ended December 31,
	2007	2006	Increase
Gross Profit	$2,354,000	$1,369,000	72%
Gross Profit Percentage of Sales	38%	30%

Selling, General and Administrative Costs (S, G&A).  Consolidated S, G & A expenses increased to $1,218,000 for the quarter ended December 31, 2007 from $1,087,000 for the quarter ended December 31, 2006.  The increase in selling expense is mainly due to higher labor costs ($92,000) offset primarily by lower bad debt ($43,000) and advertising costs ($22,000).  The increase in S, G & A costs was due to higher labor ($104,000) and information technology support costs ($23,000).  As a percentage of sales, S, G&A expenses decreased to 20% of sales from 23% of sales for the quarter ended December 31, 2007 and 2006 respectively.  S, G&A costs were as follows:

	Three Months Ended December 31,		Increase
	2007	2006	(Decrease)
Selling	$352,000	$340,000	4%
General and administrative	$866,000	$746,000	16%
Total S, G&A	$1,218,000	$1,086,000	12%
S, G&A Percentage of Sales	20%	23%

Research and Development (R&D) Costs.  Company-funded research and development expenses increased $56,000 to $635,000 for the quarter ended December 31, 2007 from $579,000 for the quarter ended December 31, 2006, an increase of 10%.  The increase was due to approximately $38,000 in higher labor costs and $9,000 for increased independent research costs to support the higher activity levels.  Company-funded research and development costs were as follows:

	Three Months Ended December 31,
	2007	2006	Increase
Research and Development costs	$635,000	$579,000	10%
R & D Percentage of Sales	10%	13%

Operating Profit (loss) and Operating Profit (loss) Percentage of Sales.  Our consolidated operating profit for the quarter ended December 31, 2007 increased to a profit of $501,000 compared to an operating loss of $296,000 for the same quarter in the previous year.  The increase in operating profit was due to the higher sales and gross margin coupled with the controlled growth in S, G&A and research and development expenses.  Consequently, operating profit as a percentage of sales increased to 8% for the quarter ended December 31, 2007 compared to -6% for the quarter ended December 31, 2006.  Operating profit and margin were as follows:

	Three Months Ended December 31,		Increase
	2007	2006	(Decrease)
Operating Profit (loss)	$501,000	$(296,000)	269%
Operating Profit (loss) Percentage of Sales	8%	-6%

Royalties and Other Income.  We received $14,000 in royalty income in the three months ended December 31, 2007, compared to $18,000 in the same period during the prior year.  We recognized an additional $48,000 in income in the three months ended December 31, 2007 for gains associated with early and discounted payment of debt related to the Intravantage deferred payables.

Net Interest Expense.  Net interest expense for the quarter ended December 31, 2007 was $41,000 compared to $58,000 in the quarter ended December 31, 2006, due to higher cash balances maintained through the quarter and the early payment of the Intravantage deferred payables.

Income Tax (Benefit) Provision. Our estimated effective combined federal and state tax rate on income from operations for the quarter ended December 31, 2007 resulted in a 42% provision of earnings before tax compared to a benefit of 70% of earnings before tax for the quarter ended December 31, 2006.  The difference in the 2007 rate is due to the prior year’s operating loss combined with the use of state tax credits and a retroactive reinstatement of the federal research and development credit for $64,000.  The reinstatement was for expenses incurred after December 31, 2005.

Net Income/loss.  Our net income for the three months ended December 31, 2007 was $305,000 or $0.03 per share on a basic and diluted basis, as compared to a net loss of $138,000 or $0.01 per share on a basic and diluted basis for the three months ended December 31, 2006.

For the Six-Month periods ended December 31, 2007 and 2006

            The following table sets forth the periods indicated and the percentage of net revenues represented by each item in our Consolidated Statements of Operations.

(In Thousands)	Six Months Ended December 31,
	2007		2006
Net sales:	$12,114	100%	$9,864	100%
Cost of sales	7,608	63%	6,514	66%
Gross Profit	4,506	37%	3,350	34%

Selling, general and administrative expenses	2,276	19%	1,994	20%
Research and development costs	1,209	10%	1,226	12%
Income from Operations	1,021	8%	130	1%

Net interest and other expense	(14)	0%	(87)	-1%

Provision (benefit) for income taxes	376	3%	(60)	-1%
Net Income	$631	5%	$103	1%

Net Sales.  Consolidated net sales increased to $12,114,000 from $9,864,000 ($2,250,000 or 23%) for the six months ended December 31, 2007, compared to the six months ended December 31, 2006.  Increases in medical shipments of $2,875,000 more than offset the combined decreases in dental, industrial and aerospace shipments of $730,000.

Although selective price increases and decreases were implemented in response to market conditions, the majority of the sales changes for each product line are due primarily to changes in sales volume, not the effect of price changes.

Gross Profit and Gross Profit Percentage of Sales.  Our consolidated gross profit for the six months ended December 31, 2007 increased $1,156,000 or 35% over the same period in the previous year due to the higher sales levels of medical products and stable warranty expenses.  Gross profit as a percentage of sales increased to 37% for the six months ended December 31, 2007 compared to 34% for the six months ended December 31, 2006.  Gross profit margins were enhanced 1% by development fees, 1% by better manufacturing cost controls and 1% by increased manufacturing efficiencies.  Warranty costs represented approximately 5% of sales in each period.  Gross profit and gross profit as a percentage of sales were as follows:

	Six Months Ended December 31,
	2007	2006	Increase
Gross Profit	$4,506,000	$3,350,000	35%
Gross Profit Percentage of Sales	37%	34%

Selling, General and Administrative Costs (S, G&A).  Consolidated S, G & A expenses increased to $2,276,000 for the six months ended December 31, 2007 from $1,994,000 for the six months ended December 31, 2006.  The majority of the increase is due to increases in labor and labor related expenses including FAS 123 (R) expenses of $196,000.  There was $59,000 in higher building occupancy and IT expenses at the Santa Ana facility as it is in a holdover rental period under its leasehold with higher than market rates, and with the remainder of the increase due to higher legal fees. As a percentage of sales, S, G&A expenses decreased to 19% of sales from 20% of sales.  S, G & A costs were as follows:

	Six Months Ended December 31,
	2007	2006	Increase
Selling	$675,000	$678,000	0%
General and administrative	$1,601,000	$1,316,000	22%
Total S, G&A	$2,276,000	$1,994,000	14%
S, G&A Percentage of Sales	19%	20%

Research and Development (R&D) Costs.  Company-funded research and development expenses decreased $17,000 to $1,209,000 for the six months ended December 31, 2007 from $1,226,000 for the six months ended December 31, 2006, a decrease of 1%.  The decrease was due to reduced independent research at the Beaverton location.  Company-funded research and development costs were as follows:

	Six Months Ended December 31,
	2007	2006	(Decrease)
Research and Development costs	$1,209,000	$1,226,000	-1%
R & D Percentage of Sales	10%	12%

Operating Profit and Operating Profit Percentage of Sales.  Our consolidated operating profit for the six months ended December 31, 2007 increased to $1,021,000 compared to $130,000 for the same period in the previous year.  The increase in operating profit was due to the higher sales and gross margin coupled with the controlled growth in S, G&A and research and development expenses.  Consequently, operating profit as a percentage of sales increased to 8% for the six months ended December 31, 2007 compared to 1% for the six months ended December 31, 2006.   Operating profit and margin were as follows:

	Six Months Ended December 31,
	2007	2006	Increase
Operating Profit	$1,021,000	$130,000	685%
Operating Profit Percentage of Sales	8%	1%

Royalties and Other Income.  We received $20,000 in royalty payments in the six months ended December 31, 2007, compared to $25,000 in royalty payments in the six months ended December 31, 2006.  We recognized an additional $48,000 in income in the six months ended December 31, 2007 for gains associated with early and discounted payment of debt related to the Intravantage deferred payables.

Net Interest Income/Expense.  Net interest expense for the six months ending December 31, 2007 was $82,000 compared to net interest expense of $112,000 in the six months ended December 31, 2006, due to higher cash balances maintained through the quarter and the early payment of the Intravantage deferred payables.

Income Tax (Benefit) Provision. Our estimated effective combined federal and state tax rate on income from operations for the six months ended December 31, 2007 resulted in a provision 37% of earnings before tax compared to a 140% benefit of earnings before tax for the six months ended December 31, 2006.  The difference in the 2006 rate is due to the use of state tax credits coupled with a retroactive reinstatement of the federal research and development credit of $64,000.  The reinstatement was for expenses incurred after December 31, 2005.

Net Income.  Our net income for the six months ended December 31, 2007 was $631,000 or $0.06 per share on a basic and diluted basis, as compared to a net income of $103,000 or $0.01 per share on a basic and diluted basis for the six months ended December 31, 2006.

Liquidity and Capital Resources

The following table presents selected financial information as of the end of the second quarters of fiscal 2008 and 2007 as well as of the year ended June 30, 2007:

	As of December 31,		As of
	2007	2006	June 30, 2007
Cash and cash equivalents	$220,000	$366,000	$403,000
Working Capital¹	$6,471,000	$6,043,000	$6,648,000
Credit Line outstanding balance	$0	$1,200,000	$300,000
Tangible book value/common share²	$0.95	$0.83	$0.88
Number of days of sales outstanding (DSO) in
accounts receivable at end of quarter³	45	66	61

	Six Months Ended December 30,		Year Ending
	2007	2006	June 30, 2007
Net cash provided by operations	$1,266,000	$204,000	$1,480,000

1 Working Capital = Ending Current Assets less Ending Current Liabilities.

2 Tangible book value/common share = (Total shareholders’ equity – Net intangible asset (patents) - Goodwill) / (basic outstanding shares).

3 DSO = Ending Net Accounts Receivable balance / (Previous Quarter Sales / 91).

Our working capital at December 31, 2007 increased to $6.5 million compared to $6.0 million at December 31, 2006 and was approximately the same as the $6.6 million at June 30, 2007.   Cash flow provided by operations was $1,266,000 in the six months ended December 31, 2007 compared to $205,000 for the six months ended December 31, 2006.  Fiscal year 2008 cash was provided through continued profitability and improvements in accounts receivable levels and higher levels of accounts payable.

On November 1, 2007, our existing credit facility with Wells Fargo was replaced with an expanded facility with a total borrowing capacity of $6,562,500.  The credit line increases our borrowing availability from $2,000,000 to $4,000,000.  Its terms require monthly interest payments at the prime rate of interest (7.25% at December 31, 2007); or LIBOR (4.6% at December 31, 2007) plus 1.75%, at our discretion, based on outstanding borrowings.  The credit facility expires on November 1, 2009.  An additional term commitment is available for borrowings through November 1, 2008 for amounts up to $2,000,000.  We can take advances against this commitment through November 1, 2008, at which time the outstanding borrowings against this commitment will be converted to a term loan, to be amortized and repaid over 60 months. Its terms require monthly interest payments at the prime rate of interest; or LIBOR plus 2.0%, at our discretion, based on outstanding borrowings.  It is anticipated that the borrowings from the term commitment will be used for construction financing of tenant improvements for our new Irvine facility.  The term loan that was entered into in January 2006 to finance the Astromec purchase remains in place.  As of December 31, 2007, there was a principal balance of $520,833 to be fully paid-off in January 2010, following the contracted amortization schedule.  Its terms require monthly interest payments at the prime rate of interest; or LIBOR plus 2.0%, at our discretion, based on outstanding borrowings, with no minimum interest charge.    All assets of the Company except our Carson City land and building secure the outstanding borrowings from Wells Fargo. There was no outstanding balance under the terms of the credit line or term commitment facility as of December 31, 2007.  The total eligible additional borrowing capacity at December 31, 2007 was $6,000,000.

At December 31, 2007, we had cash and cash equivalents of $220,000.  We believe that our cash and cash equivalents on hand, together with cash flows from operations, if any, and amounts available under the credit facilities will be sufficient to meet our working capital and capital expenditure requirements for the next year.

In September 2002, our Board of Directors authorized the repurchase on the open market of up to 500,000 shares of our outstanding Common Stock at a share price no greater than $1.25, subject to compliance with applicable laws and regulations.  There is no requirement that we repurchase all or any portion of such shares.  The maximum total value of the repurchase is not to exceed $500,000.  This repurchase is to be financed with cash generated by operations.  From the inception of the repurchase authorization through the fiscal year-end date of June 30, 2003, we repurchased 75,700 shares of Common Stock for $43,741, at an average price of $0.58 per share.  Although the authority to continue the repurchase shares continues, no additional shares were repurchased in fiscal years 2004 through 2007 or to date during fiscal year 2008.

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”), an interpretation of FASB Statement No. 109, “Accounting for Income Taxes,” (“FASB 109”).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB 109.  This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The cumulative effect of applying FIN 48 is to be reported as an adjustment to the opening balance of retained earning in the year of adoption.  As a result of the implementation of FIN 48, the Company recorded a decrease of $75,000 to retained earnings, an increase of $47,000 to net deferred income tax assets and an increase of $122,000 to income taxes payable as of July 1, 2007.

MAJOR CUSTOMERS

We had two major customers (defined as a customer that represents greater than 10% of the Company’s total revenues) in the six months ended December 31, 2007 and 2006.

		Six months ended December 31,
		(unaudited)
	2007		2006
	Revenues	Accts. Rec.	Revenues	Accts. Rec.
Customer 1	$2,569,000	$520,000	$1,776,000	$902,000
Customer 2	$3,083,000	$701,000	$2,033,000	$388,000

Item 3. Controls and Procedures

  The Chief Executive Officer and Chief Financial Officer (the principal executive officer and principal financial officer, respectively) conducted an evaluation of the design and operation of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)).  Based on that evaluation for the quarter ended December 31, 2007, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by use in the reports filed or submitted by us under the Exchange Act is accumulated, recorded, processed, summarized and reported to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, and to allow timely decisions regarding whether or not disclosure is required.

During the quarter ended December 31, 2007, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II

OTHER INFORMATION

      Item 1.            Legal Proceedings

The Company may be a party to various legal proceedings incidental to its business, none of which are considered by the Company to be material at this time.

        Item 2.            Unregistered Sales of Equity Securities and Use of Proceeds.

None.

        Item 3.            Defaults Upon Senior Securities.

None.

        Item 4.            Submissions of Matters to a Vote of Securities Holders.

        On December 4, 2007, the Company held its 2007 Annual Shareholders Meeting.  At the Meeting, the Company's shareholders (i) Amended the Company’s Articles of Incorporation to remove the Class 1, Class II and Class III Board member designations; (ii) elected George Isaac, Michael Mesenbrink and William Healey as directors; and (iii) ratified the appointment of Moss Adams, LLP as the Company's independent auditors for the fiscal year ending June 30, 2008.

The proposal to approve the amendment the Company’s Articles of Incorporation received the following votes: For 7,107,013; Against 211,664; and Abstain 11,999.  Mr. Isaac received the following votes: For 7,083,998; and Withhold 246,679.  Mr. Mesenbrink received the following votes: For 5,868,149; and Withhold 1,462,528   Mr. Healey received the following votes: For 7,088,110; and Withhold 242,567.  The proposal to ratify the appointment of Moss Adams, LLP received the following votes: For 7,299,507; Against 17,752; and Abstain/Broker Non-Votes 13,417.

      Item 5.            Other Information.

None.

        Item 6.            Exhibits.

Exhibits:

10.1         1994 Second amended Stock Option Plan

10.2         Second amended and restated 2004  Stock Option Plan

10.3         Second amended and restated Directors’ Stock Option Plan

10.4         2004 amended and restated Directors’ Stock Option Plan

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

Date: February 14, 2008 PRO-DEX INC.	Date: February 14, 2008 PRO-DEX INC.
By: / s / Mark Murphy	By: / s / Jeffrey J. Ritchey

Mark Murphy	Jeffrey J. Ritchey
Chief Executive Officer	Secretary and Chief Financial Officer (Principal Financial and Accounting Officer)

End of Filing