Form 10QSB
period 2008-03-31
PRO DEX INC
filed 2008-05-15
CIK 788920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2008

OR

[  ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ______ to ______.

Commission File Number 0-14942

PRO-DEX, INC.
(Exact name of small business issuer as specified in its charter)

Colorado	84-1261240
(State or Other Jurisdiction of	(IRS Employer Identification No.)
Incorporation or Organization)

2361 McGaw Avenue, Irvine, California 92614
(Address of Principal Executive Offices)

Issuer's telephone number including area code: 949-769-3200

Check whether the  issuer (1) filed all reports required by Section 13 or 15(d) of the  Exchange Act during the  past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past  90 days.    Yes [X] No [ ]

 State the number by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date:  9,803,366 shares of Common Stock, no par value, as of May 9, 2008.

Transitional Small Business Disclosure Format:        Yes [  ] No [X]

Item 1.      Financial Statements

PRO-DEX, INC. and SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
	March 31, 2008 (unaudited)	June 30,2007 (audited)
ASSETS
Current assets:
Cash and cash equivalents	$529,000	$403,000
Accounts receivable, net of allowance for doubtful accounts
of $140,000 at March 31, 2008 and $153,000 at June 30, 2007	3,497,000	3,436,000
Inventories, net	4,713,000	4,622,000
Prepaid expenses	452,000	205,000
Deferred income taxes	1,049,000	1,091,000
Total current assets	10,240,000	9,757,000

Property, plant, equipment, net	5,286,000	3,778,000
Other assets:
Goodwill	2,997,000	2,997,000
Intangibles - Patents, net	1,246,000	1,321,000
Deferred income taxes	229,000	229,000
Other	34,000	25,000
Total other assets	4,506,000	4,572,000

Total assets	$20,032,000	$18,107,000

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Credit Line	$500,000	$300,000
Accounts payable	1,952,000	1,110,000
Accrued expenses	1,703,000	1,183,000
Income taxes payable	114,000	158,000
Current portion of term note	250,000	250,000
Current portion of real estate loan	30,000	26,000
Current portion of "patent" deferred payable	-	82,000
Total current liabilities	4,549,000	3,109,000

Long-term liabilities
Term note	208,000	396,000
Real estate loan	1,568,000	1,593,000
Patent deferred payable	45,000	158,000
Total long-term liabilities	1,821,000	2,147,000
Total liabilities	6,370,000	5,256,000
Commitments and contingencies
Shareholders' equity:
Common shares; no par value; 50,000,000 shares authorized;
9,718,366 shares issued and outstanding March 31, 2008,
9,718,366 shares issued and outstanding June 30, 2007,	16,497,000	16,340,000
Accumulated deficit	(2,835,000)	(3,489,000)

Total shareholders' equity	13,662,000	12,851,000

Total liabilities and shareholders' equity	$20,032,000	$18,107,000

See notes to consolidated financial statements.

PRO-DEX, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Three months ended March 31 (unaudited)

	2008	2007

Net sales	$7,614,000	$5,916,000

Cost of sales	5,388,000	3,760,000
Gross profit	2,226,000	2,156,000

Operating expenses:
Selling	397,000	361,000
General and administrative expenses	892,000	780,000
Research and development costs	729,000	664,000
Total operating expenses	2,018,000	1,805,000

Income from operations	208,000	351,000

Other income (expense):
Other expense, net	(45,000)	(4,000)
Royalty income	5,000	5,000
Interest expense	(37,000)	(66,000)
Total	(77,000)	(65,000)

Income before provision for income taxes	131,000	286,000

Provision for income taxes	32,000	70,000
Net income	$99,000	$216,000

Net income per share:
Basic	$0.01	$0.02
Diluted	$0.01	$0.02

Weighted average shares outstanding - basic	9,718,366	9,556,272
Weighted average shares outstanding - diluted	9,935,358	9,765,033

See notes to consolidated financial statements.

PRO-DEX, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Nine months ended March 31 (unaudited)

	2008	2007

Net sales	$19,728,000	$15,780,000

Cost of sales	12,996,000	10,274,000
Gross profit	6,732,000	5,506,000

Operating expenses:
Selling	1,072,000	1,039,000
General and administrative expenses	2,492,000	2,106,000
Research and development costs	1,939,000	1,890,000
Total operating expenses	5,503,000	5,035,000

Income from operations	1,229,000	471,000

Other income (expense):
Other income, net	3,000	7,000
Royalty income	25,000	30,000
Interest expense, net	(119,000)	(179,000)
Total	(91,000)	(142,000)

Income before provision for income taxes	1,138,000	329,000

Provision for income taxes	409,000	10,000
Net income	$729,000	$319,000

Net Income per share:
Basic	$0.08	$0.03
Diluted	$0.07	$0.03

Weighted average shares outstanding - basic	9,718,366	9,549,211
Weighted average shares outstanding - diluted	9,928,128	9,768,277

See notes to consolidated financial statements.

PRO-DEX, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine months ended March 31 (unaudited)

	2008	2007
Cash Flows from Operating Activities:
Net Income	$729,000	$319,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	364,000	355,000
Loss on Disposal	-	5,000
Stock based compensation	157,000	199,000
(Recovery) provision for doubtful accounts	(13,000)	95,000
Reserve provision for obsolete inventory	129,000	195,000
(Decrease) increase in deferred taxes	43,000	2,000
Changes in:
(Increase) decrease in accounts receivable	(48,000)	220,000
(Increase) in inventories	(220,000)	(951,000)
(Increase) in prepaid expenses	(247,000)	(220,000)
(Increase) decrease in other assets	(9,000)	7,000
Increase in accounts payable and accrued expenses	1,287,000	182,000
(Decrease) in income taxes payable	(44,000)	(110,000)
Net Cash provided by Operating Activities	2,128,000	298,000

Cash Flows From Investing Activities:
Additions to Intangible assets - Patents related to Intraflow	-	(68,000)
Purchases of equipment and leasehold improvements	(1,798,000)	(286,000)

Net Cash used in Investing Activities	(1,798,000)	(354,000)

Cash Flows from Financing Activities:
Net borrowing on line of credit	200,000	300,000
Principal (payments) on term note	(187,000)	(187,000)
Principal (payments) on mortgage	(21,000)	(20,000)
Principal (payment) on patent deferred payable	(196,000)	(76,000)

Net Cash (used by) provided by Financing Activities	(204,000)	17,000

Net Increase (decrease) in Cash and Cash Equivalents	126,000	(39,000)
Cash and Cash Equivalents, beginning of period	403,000	358,000

Cash and Cash Equivalents, end of period	$529,000	$319,000

Supplemental Information
Cash payments for interest	$154,000	$180,000

Cash payments for income taxes	$-	$137,000

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

NOTE 2.         INVENTORIES

            Inventories are stated at the lower of cost (the first-in, first-out method) or market and consist of the following:

	March 31, 2008
	(unaudited)	June 30, 2007
Raw Materials	$2,374,000	$2,555,000
Work in process	1,121,000	816,000
Development costs under contract	79,000	163,000
Finished goods	2,258,000	2,188,000
Total	$5,832,000	$5,722,000
Reserve for slow moving and obsolete items	(1,119,000)	(987,000)
Total inventories, net	$4,713,000	$4,735,000

Due to the change in product mix with a greater amount of sales of custom medical devices with a reduced number of final part numbers, we changed the method for establishing the reserve for slow moving and obsolete items as of the quarter ended March 31, 2008.  This change is expected to better align the inventory reserve with the marketability of the inventory components.

The prior method calculated the reserve by comparing the quantity of an item on hand with its 12-month sales history.  If inventory on hand for a specific part exceeded an estimated 24 months of usage, between 20% and 100% of its value may have been included in the inventory reserve.  The actual percentage reserved depended on the total quantity on hand, its sales history and expected near-term sales prospects.  The method was changed in two ways.  First, the inventory’s estimated 12-month usage is the greater of the prior 12-months sales history or the firm orders for future shipments.  The second change is to reserve 100% of an item’s value of the inventory on hand that exceeds an estimated 12 months of usage.  The calculation method change had an effect of increasing the inventory reserve at March 31, 2008 by $301,000 to $1,119,000.

	Three Months	Nine Months
	Ended March 31, 2008
Net Income before provision of income taxes - before method change	$295,000	$925,000
Less: Impact of reserve method change	$(301,000)	$(301,000)
Add : Tax effect	$105,000	$105,000
Net Income before provision of income taxes - after method change	$99,000	$729,000

EPS - before method change	$0.03	$0.10
Less: Impact of reserve method change	$(0.03)	$(0.03)
Add : Tax effect	$0.01	$0.01
EPS - after method change	$0.01	$0.08

NOTE 3.         WARRANTY

The warranty reserve is based on historical costs of warranty repairs and expected future identifiable warranty expenses.  As of March 31, 2008 we carried a warranty reserve of $784,000 which was comprised of $38,000 for future warranty expenses related to products that are currently in the process of being repaired, $704,000 for future warranty expenses related to products that are still in the field, and $42,000 for our legacy dental and industrial products.  Warranty expenses are reflected in the financial statements in cost of sales (“COS”).  The total warranty expense reflected in the cost of sales for the quarter ended March 31, 2008 was $426,000 and for the nine-months ended March 31, 2008 was $1,058,000.  The warranty accrual and expenses for the three and nine-months ended March 31, 2008 and 2007 are presented below:

	Three months Ended March 31,
	2008	2007
Beginning Balance	$534,000	$336,000
Actual expenditures	$(176,000)	$(129,000)
Additional accrual	$426,000	$195,000
Ending Balance	$784,000	$402,000

	Nine months Ended March 31,
	2008	2007
Beginning Balance	$469,000	$309,000
Actual expenditures	$(743,000)	$(622,000)
Additional accrual	$1,058,000	$715,000
Ending Balance	$784,000	$402,000

NOTE 4.         NET INCOME PER SHARE

            The following table reconciles the weighted average shares outstanding for basic and diluted net income per share for the periods indicated.

	Three Months Ended March 31,
	2008	2007
Net income	$99,000	$216,000
Basic net income per common share:
Weighted average number of common shares outstanding	9,718,366	9,556,272
Basic net (loss) income per common share	$0.01	$0.02

Diluted net (loss) income per share:
Weighted average of common shares outstanding	9,718,366	9,556,272
Effect of potentially dilutive securities (options)	187,415	203,505
Effect of potentially dilutive securities (restricted shares)	17,654	-
Effect of potentially dilutive securities (warrants)	11,923	5,256
Weighted average number of common and shares -
Diluted	9,935,358	9,765,033
Diluted net income per common share	$0.01	$0.02

	Nine Months Ended March 31,
	2008	2007
Net income	$729,000	$319,000
Basic net income per common share:
Weighted average number of common shares outstanding	9,718,366	9,549,211
Basic net income per common share	$0.08	$0.03

Diluted net income per share:
Weighted average of common shares outstanding	9,718,366	9,549,211
Effect of potentially dilutive securities (options)	177,744	211,882
Effect of potentially dilutive securities (restricted shares)	21,038	-
Effect of potentially dilutive securities (warrants)	10,980	7,184
Weighted average number of common and shares -
Diluted	9,928,128	9,768,277
Diluted net income per common share	$0.07	$0.03

NOTE 5.         CREDIT FACILITIES

On November 1, 2007, our existing credit facility with Wells Fargo was replaced with an expanded facility with a total borrowing capacity of $6,562,500.  Included in the increase is an increase in the credit line borrowing availability from $2,000,000 to $4,000,000.  The credit line’s terms require monthly interest payments at the prime rate of interest (5.25% at March 31, 2008); or LIBOR (2.6% at March 31, 2008 plus 1.75%), at our discretion, based on outstanding borrowings.  The total effective interest rate at March 31, 2008 for borrowings on the credit line was 4.5%.  The credit facility expires on November 1, 2009.  In addition to the credit line, a term commitment is available for borrowings for amounts up to $2,000,000.  We can take advances against this commitment through November 1, 2008, at which time the outstanding borrowings against this commitment will be converted to a term loan, to be amortized and repaid over 60 months. The term commitment’s terms require monthly interest payments at the prime rate of interest; or LIBOR plus 2.0%, at our discretion, based on outstanding borrowings.  It is anticipated that the borrowings from the term commitment will be used for construction financing of tenant improvements for our new Irvine, California facility.  The term loan that was entered into in January 2006 to finance the Astromec purchase remains in place.  As of March 31, 2007, there was a principal balance on this term loan of $458,333 which is required to be fully paid-off in January 2010, in accordance with its amortization schedule.  The term loan’s terms require monthly interest payments at the prime rate of interest; or LIBOR plus 2.5%, at our discretion, based on outstanding borrowings, with no minimum interest charge.  The total effective interest rate at March 31, 2008 for borrowings on term loan was 5.25%.  All assets of the Company except our Carson City land and building secure the outstanding borrowings from Wells Fargo. There was $500,000 borrowed under the terms of the credit line and nothing borrowed against term commitment facility as of March 31, 2008.  The total eligible additional borrowing capacity at March 31, 2008 was $5,500,000.

In March 2006, we entered into a 10-year mortgage with Union Bank of California for $1,650,000.  Its terms require monthly interest payments at a fixed rate of 6.73% based on outstanding borrowings.  The principal payments on the mortgage note are based on a 25-year amortization of the note and are $11,000 per month beginning May 1, 2006.  The outstanding borrowings are secured by our Carson City land and building.  There was approximately $1,598,000 outstanding balance under the terms of this mortgage as of March 31, 2008.

There are certain financial and non-financial covenants that we must meet to be in compliance with the terms of the Wells Fargo credit facility (which includes the term loan and the line of credit), as amended, and the Union Bank mortgage.  At March 31, 2008, management believes that the Company was in compliance with all such covenants.

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

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”), an interpretation of FASB Statement No. 109, “Accounting for Income Taxes,” (“FASB 109”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB 109. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The cumulative effect of applying FIN 48 is to be reported as an adjustment to the opening balance of retained earnings in the year of adoption.  As a result of the implementation of FIN 48, the Company recorded a decrease of $75,000 to retained earnings, an increase of $47,000 to net deferred income tax assets and an increase of $122,000 to income taxes payable as of July 1, 2007.

As of March 31, 2008, the Company has provided a liability for $110,000 of unrecognized tax benefits related to various federal and state income tax matters.  Of this total, $62,000 relates to R&D credits and would (i) reduce the Company’s income tax expense if recognized and (ii) result in a corresponding decrease in the Company’s effective tax rate.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at July 1, 2007	$212,000
Additions based on tax positions related to the current year	0
Additions for tax positions of prior years	0
Reductions for tax positions of prior years	$102,000
Settlements	0
-----------
Balance at March 31, 2008	$110,000

As of March 31, 2008, the Company had approximately $48,000 in accrued interest and penalties which is included as a component of the $110,000 unrecognized tax benefit noted above. The liability for the payment of interest and penalties has not changed during the nine months ended March 31, 2008.

The Company and its subsidiary are subject to U.S. federal income tax and are currently under audit by the Internal Revenue Service for the years ended June 30, 2004 through June 30, 2006.  It is possible that the examination phase of the audit for these years may conclude in the next 12 months. The Company believes the appropriate provisions for all outstanding issues have been made for all years under audit.

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

NOTE 8.         SHARE-BASED COMPENSATION

Share-based compensation expense recognized under SFAS 123(R) for the three months ended March 31, 2008 and 2007 was $54,000 and $114,000, respectively, which was related to stock options and restricted stock grants in 2007 and 2008.  Share-based compensation expense reduced our results of operations as shown:

	Three months ended March 31,
	(unaudited)
	2008	2007
Share-based compensation expense recognized:
General and administrative, options	25,000	20,000
General and administrative, restricted stock	29,000	127,000
General and administrative, SAR's	-	(33,000)
Subtotal expense	54,000	114,000
Related deferred tax benefit	(12,000)	(50,800)
Decrease in net income	42,000	63,200

Decrease in basic earnings per share	$0.00	$0.01
Decrease in diluted earnings per share	$0.00	$0.01

Share-based compensation expense recognized under SFAS 123(R) for the nine months ended March 31, 2008 and 2007 was $157,000 and $199,000, respectively, which was related to stock options and restricted stock grants in 2007 and 2008.  Share-based compensation expense reduced our results of operations as shown:

	Nine months ended March 31,
	(unaudited)
	2008	2007
Share-based compensation expense recognized:
General and administrative, options	69,000	72,000
General and administrative, restricted stock	88,000	127,000
General and administrative, SAR's	-	-
Subtotal expense	157,000	199,000
Related deferred tax benefit	(35,600)	(50,800)
Decrease in net income	121,400	148,200

Decrease in basic earnings per share	$0.01	$0.02
Decrease in diluted earnings per share	$0.01	$0.02

As of March 31, 2008, there was $124,258 of total unrecognized compensation cost related to 204,250 non-vested outstanding stock options with a per share weighted average value of $1.07.  The unrecognized expense is anticipated to be recognized on a straight-line basis over a weighted average period of 1.2 years.  The following is a summary of stock option activity in the nine months ending March 31:

	2008		2007
		Weighted- Average		Weighted- Average
Fixed Options	Shares	Exercise Price	Shares	Exercise Price
Outstanding at beginning of fiscal year (7/1)	1,038,500	$1.60	1,204,316	$1.68
Granted	101,000	1.50	411,000	1.41
Exercised	-	-	(110,000)	1.24
Forfeited	(30,000)	1.76	(205,000)	2.62
Outstanding at end of period (3/31)	1,109,500	$1.59	1,300,316	$1.49

Exercisable at end of period (3/31)	905,250	$1.56	916,816	$1.42

Weighted-average fair value per
Option granted during the period		$0.79		$1.30

The following table summarizes information regarding options outstanding and options exercisable at March 31, 2008:

		Options Outstanding			Options Exercisable
		Weighted- Average	Weighted- Average	Aggregate		Weighted- Average	Aggregate
Range of	Number	Remaining	Exercise	Intrinsic	Number	Exercise	Intrinsic
Exercise Price	Outstanding	Contractual Life	Price	Value	Outstanding	Price	Value
$0.42 to $0.81	260,000	4.0 years	$0.70	$216,200	260,000	$0.70	$216,200
$1.08 to $1.56	432,000	6.7 years	1.37	$68,220	271,500	1.32	$58,770
$1.74 to $2.18	242,500	4.0 years	2.04	$-	228,750	2.05	$-
$2.44 to $3.30	175,000	7.3 years	2.77	$-	145,000	2.81	$-
Total	1,109,500	5.5 years	$1.58	$284,420	905,250	$1.56	$274,970

Restricted Stock

The following is a summary of restricted share activity in the nine months ending March 31:

	2008		2007
		Weighted-Average		Weighted-Average
Restricted shares	Shares	Exercise Price	Shares	Exercise Price
Outstanding at beginning of fiscal year (7/1)	255,000	$1.38	-	-
Granted	-	-	340,000	$1.38
Exercised	-	-	(85,000)	$1.38
Forfeited	-	-	-	-
Outstanding at end of period (3/31)	255,000	$1.38	255,000	$1.38

Exercisable at end of period (3/31)	85,000	$1.38	-	$-

As of March 31, 2008, there was $225,000 of total unrecognized compensation cost related to 162,917 non vested outstanding restricted shares with a per share weighted average value of $1.38.  The unrecognized expense is anticipated to be recognized on a straight-line basis over a period of 1.9 years.

Stock Warrants

At March 31, 2008, warrants to acquire 100,000 shares of common stock were outstanding. These warrants are fully vested, have a weighted-average exercise price of $1.25 and a weighted-average remaining life of 1.25 years.

NOTE 9.         MAJOR CUSTOMERS

We had two major customers (defined as a customer that represents greater than 10% of the Company’s total revenues) in the nine months ended March 31, 2008 and 2007.

		Nine months ended March 31,
		(unaudited)
	2008		2007
	Revenues	Accts. Rec.	Revenues	Accts. Rec.
Customer 1	$3,579,000	$689,000	$3,350,000	$1,059,000
Customer 2	$6,434,000	$1,018,000	$3,115,000	$476,000

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

COMPANY OVERVIEW

The following discussion and analysis provides information that the Company's management believes is relevant to an assessment and understanding of our results of operations and financial condition for each of the three and nine month periods ended March 31, 2008 and 2007, respectively.  This discussion should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included elsewhere in this Report. This Report contains certain forward-looking statements and information. The cautionary statements included herein should be read as being applicable to all related forward-looking statements wherever they may appear.  Our actual future results could differ materially from those discussed herein.  Our critical accounting policies relate to inventory valuation for slow moving items, impairment of goodwill, warranty reserves, and recoverability of deferred income taxes.

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

Pro-Dex, Inc. (“Company,” “Pro-Dex”, “we,” “our,”, “us”), with operations in Irvine, California, Beaverton, Oregon and Carson City, Nevada, specializes in bringing speed to market in the development and manufacture of technology-based solutions that incorporate embedded motion control, miniature rotary drive systems and fractional horsepower DC motors, serving the medical, dental, semi-conductor, scientific research and aerospace markets. Pro-Dex's products are found in hospitals, dental offices, medical engineering labs, commercial and military aircraft, scientific research facilities and high tech manufacturing operations around the world. The company names of Micro Motors, Oregon Micro Systems, and Astromec are used for marketing purposes as brand names.

Pro-Dex’s principal headquarters changed April 28, 2008 and we are now located at 2361 McGaw Avenue, Irvine, California 92614 and our phone number also changed to 949-769-3200.  Our Internet address is www.pro-dex.com .  Our annual reports on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K, amendments to those reports and other SEC filings, are available free of charge through our website as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC.  In addition, our Code of Ethics and other corporate governance documents may be found on our website at the Internet address set forth above.  Our filings with the SEC may also be read and copied at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549.  You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov .

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

Company-funded research and development supports the development of generic rotary drive, motion control, and electric motor technology platforms.  Company-funded research and development projects are generally expected to convert to customer-funded projects within six to eighteen months.  Company funded project costs not associated with signed contracts or purchase orders are expensed as incurred.  In the three months ended March 31, 2008, $729,000 was expensed as research and development an increase of $65,000 from the $664,000 expensed in the three months ended March 31, 2007.

We seek customer-funded projects to customize these platforms to specific customer requirements.  For customer-funded development projects, costs are capitalized and recognized as a cost of sales when specific deliverables within the development contracts are earned, matching the costs to the revenue.

Customer-funded	Three Months Ended March 31,				Nine Months Ended March 31,
development ($'000)	2008		2007		2008		2007
Revenue	$64		$-		$364		$(23)
Cost of Sales	18		15		88		101
Gross margin	$46	72%	$(15)	- -	$276	76%	$(124)	- -

Customer-funded research and development fees increased in the quarter ended March 31, 2008 due to the initial work being completed on recently signed projectsr.  The results of customer-funded development work are intended to provide long-term exclusive manufacturing agreements and may provide the customer with the retention of the intellectual property developed.  The identity of our customers is generally protected by a non-disclosure agreement.

The Company’s revenue is derived from five main customer types.  The proportion of total sales to each customer type and sales by location are noted in the tables below (unaudited):

	Three months Ended March 31,				Nine months Ended March 31,
Sales by customer type ($'000)	2008		2007		2008		2007
Dental	$840	11%	$1,466	25%	$2,589	13%	$3,653	23%
Medical	4,668	61%	2,488	42%	11,400	58%	6,340	40%
Industrial	835	11%	758	13%	2,466	13%	2,518	16%
Aerospace	739	10%	633	11%	1,718	9%	1,794	11%
Government, repairs and other	532	7%	571	10%	1,555	8%	1,475	9%
Total Sales	$7,614	100%	$5,916	100%	$19,728	100%	$15,780	100%

	Three months Ended March 31,				Nine months Ended March 31,
Sales by location ($'000)	2008		2007		2008		2007
Santa Ana	$5,812	76%	$4,034	68%	$14,550	74%	$10,060	64%
Beaverton	775	10%	1,007	17%	2,612	13%	3,068	19%
Carson City	1,027	13%	875	15%	2,566	13%	2,652	17%
Total Sales	$7,614	100%	$5,916	100%	$19,728	100%	$15,780	100%

Medical product sales represent the manufacture of products that utilize proprietary designs developed by us under exclusive design and supply agreements.  Our dental products are primarily sold to original equipment manufacturers and dental product distributors.  An independent dealer network markets our own branded line of dental products; including the IntraflowTM dental anesthesia product we acquired the rights to in October 2005.  We also design and manufacture embedded multi-axis motion controllers used to regulate the motion of servo and stepper motors, predominantly for the factory automation, scientific research, and medical analysis equipment industries.  The controllers support the platforms for PCI, VME, ISA, and cPCI busses as well as stand-alone requirements.  In addition, we make and sell pneumatic motors for industrial applications that are marketed directly to end-users and through industrial supply distributors.  We added significant sales with the purchase of the assets of Astromec, Inc. and the establishment Pro-Dex Astromec, Inc. in January 2006.  Pro-Dex Astromec’s products include high reliability fractional horsepower DC motors designed for harsh environments, primarily for the aerospace and medical markets.

We hold the following three independently verified certifications: ISO 9001:2000, ISO 13485 revised 1998, and Medical Device Directive 93\42\EEC Annex II company.

At the present time, we are generally able to fill orders within sixty (60) days.  At March 31, 2008, we had a backlog, including orders for delivery beyond 60 days, of $9.6 million compared with a backlog of $9.3 million at March 31, 2007 and $10.1 million at June 30, 2007.  We expect to ship most of our backlog in fiscal year 2008 and the remainder in fiscal year 2009.  The increased backlog compared to March 2007 and the decrease from June 2007 is due to normal fluctuations in the timing of receipt and shipment of orders.  We do not typically experience seasonal fluctuations in our new order bookings, but may experience variability in our new order bookings due to the timing of major new product launches.  Similarly, we do not typically experience seasonal fluctuations in our shipments and revenues.

Change in Critical Accounting Estimates and Judgments

Due to the change in product mix with a greater amount of sales of custom medical devices with a reduced number of final part numbers, we changed the method for establishing the reserve for slow moving and obsolete items as of the quarter ended March 31, 2008.  This change is expected to better align the inventory reserve with the marketability of the inventory components.

The prior method calculated the reserve by comparing the quantity of an item on hand with its 12-month sales history.  If inventory on hand for a specific part exceeded an estimated 24 months of usage, between 20% and 100% of its value may have been included in the inventory reserve.  The actual percentage reserved depended on the total quantity on hand, its sales history and expected near-term sales prospects.  The method was changed in two ways.  First, the inventory’s estimated 12-month usage is the greater of the prior 12-months sales history or the firm orders for future shipments.  The second change is to reserve 100% of an item’s value of the inventory on hand that exceeds an estimated 12 months of usage.  The calculation method change had an effect of increasing the inventory reserve at March 31, 2008 by $301,000 to $1,119,000.

	Three Months	Nine Months
	Ended March 31, 2008
Net Income before provision of income taxes - before method change	$295,000	$925,000
Less: Impact of reserve method change	$(301,000)	$(301,000)
Add : Tax effect	$105,000	$105,000
Net Income before provision of income taxes - after method change	$99,000	$729,000

EPS - before method change	$0.03	$0.10
Less: Impact of reserve method change	$(0.03)	$(0.03)
Add : Tax effect	$0.01	$0.01
EPS - after method change	$0.01	$0.08

Results of Operations

For the Three-Month periods ended March 31, 2008 and 2007

            The following table sets forth the periods indicated and the percentage of net revenues represented by each item in our Consolidated Statements of Operations.

(In Thousands)	Three Months Ended March 31,
	2008		2007
Net sales:	$7,614	100%	$5,916	100%
Cost of sales	5,388	71%	3,760	64%
Gross Profit	2,226	29%	2,156	36%

Selling, general and administrative expenses	1,289	17%	1,141	19%
Research and development costs	729	10%	664	11%
Income from Operations	208	3%	351	6%

Net interest and other expense	(77)	-1%	(65)	-1%

Earnings before provision for income taxes	131	2%	286	5%

Provision for income taxes	32	0%	70	1%
Net income	$99	1%	$216	4%

Net Sales.  Consolidated sales increased from $5,916,000 to $7,614,000 ($1,698,000 or 29%) for the quarter ended March 31, 2008 compared to the quarter ended March 31, 2007.  The increase was due to continued growth in medical product sales, shipped primarily from the Santa Ana facility, offsetting declines in revenues for the other product lines.

Although selective price increases and decreases were implemented in response to market conditions, the majority of the sales changes for each product line are due primarily to changes in sales volume, not the effect of price changes.

Gross Profit and Gross Profit Percentage of Sales.  Our consolidated gross profit for the quarter ended March 31, 2008 increased $70,000 or 3% over the same quarter in the previous year due to the higher level of sales.  Gross profit as a percentage of sales decreased to 29% for the quarter ended March 31, 2008 compared to 36% for the quarter ended March 31, 2007. Gross profit margins were reduced approximately 4 margin points by the inventory reserve method change, another 1 margin point  for the sales mix shift away from software related industrial sales to medical sales, and 2 margin points for higher warranty cost as a percentage of sales due to the higher shipments of warranty related products.  Gross profit and gross profit as a percentage of sales were as follows:

	Three Months Ended March 31,
	2008	2007	Increase
Gross Profit	$2,226,000	$2,156,000	3%
Gross Profit Percentage of Sales	29%	36%

Selling, General and Administrative Costs (S, G&A).  Consolidated S, G & A expenses increased to $1,289,000 for the quarter ended March 31, 2008 from $1,141,000 for the quarter ended March 31, 2007.  The increase in selling expense is mainly due to higher labor and labor related costs ($66,000) offset primarily by lower advertising costs ($24,000). The increase in G & A costs was due to higher labor costs ($99,000) and costs associated with preparations for the upcoming facility move ($13,000).  As a percentage of sales, S, G&A expenses decreased to 17% of sales from 19% of sales for the quarters ended March 31, 2008 and 2007 respectively.  S, G&A costs were as follows:

	Three Months Ended March 31,
	2008	2007	Increase
Selling	$397,000	$361,000	10%
General and administrative	$892,000	$780,000	14%
Total S, G&A	$1,289,000	$1,141,000	13%
S, G&A Percentage of Sales	17%	19%

Research and Development (R&D) Costs.  Company-funded research and development expenses increased $65,000 to $729,000 for the quarter ended March 31, 2008 from $664,000 for the quarter ended March 31, 2007, an increase of 10%.  The increase was due to approximately $109,000 in higher labor costs offset by a $52,000 reduction in independent research project costs as more projects were funded by customers as opposed to engineers working on company-funded projects.  As a percentage of sales, company-funded research & development expenses decreased to 10% of sales from 11% of sales for the quarters ended March 31, 2008 and 2007 respectively.  Company-funded research and development costs were as follows:

	Three Months Ended March 31,
	2008	2007	Increase
Research and Development costs	$729,000	$664,000	10%
R & D Percentage of Sales	10%	11%

Operating Profit and Operating Profit Percentage of Sales.  Our consolidated operating profit for the quarter ended March 31, 2008 decreased to $208,000 compared to $351,000 for the same quarter in the previous year.  The decrease in operating profit was due to the effect of the inventory reserve increase.  Consequently, operating profit as a percentage of sales decreased to 3% for the quarter ended March 31, 2008 compared to 6% for the quarter ended March 31, 2007.  Operating profit and margin were as follows:

	Three Months Ended March 31,		Increase
	2008	2007	(Decrease)
Operating Profit	$208,000	$351,000	-41%
Operating Profit Percentage of Sales	3%	6%

Royalties and Other Income.  We received $5,000 in royalty income in the three months ended March 31, 2008, compared to $5,000 in the same period during the prior year.  During the quarter ended March 31, 2008, we reversed $44,000 of the $48,000 in other income recorded in the three months ended December 31, 2007 due to the discovery of an error in the calculation associated with early and discounted payment of debt related to the Intravantage deferred payables.

Net Interest Expense.  Net interest expense for the quarter ended March 31, 2008 was $37,000 compared to $66,000 in the quarter ended March 31, 2007, due to the lower debt levels and lower market interest rates through the quarter ended March 31, 2008.

Income Tax (Benefit) Provision. Our estimated effective combined federal and state tax rate on income from operations for the quarter ended March 31, 2008 resulted in a 24% provision of earnings before tax compared to a 24% provision of earnings before tax for the quarter ended March 31, 2007.  The 2008 rate is reduced by a recalculation of the FIN 48 estimated tax and interest liability and the 2007 rate is reduced due to the use of estimated R&D state tax credits.

Net Income.  Our net income for the three months ended March 31, 2008 was $99,000 or $0.01 per share on a basic and diluted basis, as compared to a net income of $216,000 or $0.02 per share on a basic and diluted basis for the three months ended March 31, 2007.

For the Nine-Month periods ended March 31, 2008 and 2007

            The following table sets forth the periods indicated and the percentage of net revenues represented by each item in our Consolidated Statements of Operations.

(In Thousands)	Nine Months Ended March 31,
	2008		2007
Net sales:	$19,728	100%	$15,780	100%
Cost of sales	12,996	66%	10,274	65%
Gross Profit	6,732	34%	5,506	35%

Selling, general and administrative expenses	3,564	18%	3,145	20%
Research and development costs	1,939	10%	1,890	12%
Income (Loss) from Operations	1,229	6%	471	3%

Net interest and other expense	(91)	0%	(142)	-1%

Earnings before provision for income taxes	1,138	6%	329	2%

Provision for income taxes	409	2%	10	0%
Net income	$729	4%	$319	2%

Net Sales.  Consolidated net sales increased to $19,728,000 from $15,780,000 ($3,948,000 or 25%) for the nine months ended March 31, 2008, compared to the nine months ended March 31, 2007.  Increases in medical shipments by $5,060,000 more than offset the combined decreases in dental, industrial and aerospace shipments.

Gross Profit and Gross Profit Percentage of Sales.  Our consolidated gross profit for the nine months ended March 31, 2008 increased $1,226,000 or 22% over the same period in the previous year due to the higher sales levels of medical products.  Gross profit as a percentage of sales decreased to 34% for the nine months ended March 31, 2008 compared to 35% for the nine months ended March 31, 2007.  Gross profit margins were reduced 1.5 margin points by the change in inventory reserve calculation method.  This reduction was slightly offset by efficiency gains due to the higher sales levels.  Warranty costs represented approximately 5% of sales in each period.  Gross profit and gross profit as a percentage of sales were as follows:

	Nine Months Ended March 31,
	2008	2007	Increase
Gross Profit	$6,732,000	$5,506,000	22%
Gross Profit Percentage of Sales	34%	35%

Selling, General and Administrative Costs (S, G&A).  Consolidated S, G & A expenses increased 13% to $3,564,000 for the nine months ended March 31, 2008 from $3,145,000 for the nine months ended March 31, 2007.  The increase in selling expense is mainly due to higher labor and labor related costs ($204,000) offset primarily by lower advertising costs ($72,000) and bad debt expense ($90,000). The increase in G & A costs was due to higher labor and labor related costs ($305,000) and higher consulting expenses associated with the ongoing income tax audit, the adoption of FIN 48, and for implementation of the Sarbanes-Oxley financial controls documentation ($108,000).  These increases were offset by decreases in FAS 123 (R) costs, insurance and public relations.  As a percentage of sales, S, G&A expenses decreased to 18% of sales from 20% of sales.  S, G & A costs were as follows:

	Nine Months Ended March 31,
	2008	2007	Increase
Selling	$1,072,000	$1,039,000	3%
General and administrative	$2,492,000	$2,106,000	18%
Total S, G&A	$3,564,000	$3,145,000	13%
S, G&A Percentage of Sales	18%	20%

Research and Development (R&D) Costs.  Company-funded research and development expenses increased $49,000 to $1,939,000 for the nine months ended March 31, 2008 from $1,890,000 for the nine months ended March 31, 2007, an increase of 3%. The increase was due to approximately $117,000 in higher labor costs reduced by $43,000 reduction in independent research project costs as more projects were funded by customers as opposed to engineers working on company-funded projects   In addition, there was a $21,000 cost decrease in outside consulting expense during the quarter ended March 31, 2008 compared to the same period of the prior year.  Company-funded research and development costs were as follows:

	Nine Months Ended March 31,
	2008	2007	Increase
Research and Development costs	$1,939,000	$1,890,000	3%
R & D Percentage of Sales	10%	12%

Operating Profit and Operating Profit Percentage of Sales.  Our operating profit for the nine months ended March 31, 2008 increased to $1,229,000 compared to $471,000 for the same period in the previous year.  The increase in operating profit was due to the higher sales coupled with the controlled growth in S, G&A and research and development expenses.  Consequently, operating profit as a percentage of sales increased to 6% for the nine months ended March 31, 2008 compared to 3% for the nine months ended March 31, 2007.   Operating profit and margin were as follows:

	Nine Months Ended March 31,
	2008	2007	Increase
Operating Profit	$1,229,000	$471,000	161%
Operating Profit Percentage of Sales	6%	3%

Royalties and Other Income.  We received $25,000 in royalty payments in the nine months ended March 31, 2008, compared to $30,000 in royalty payments in the nine months ended March 31, 2007.  We recognized an additional $4,000 in income in the nine months ended March 31, 2008 for gains associated with early and discounted payment of debt related to the Intravantage deferred payables.

Net Interest Income/Expense.  Net interest expense for the nine months ending March 31, 2008 was $119,000 compared to net interest expense of $179,000 in the nine months ended March 31, 2007, due to lower debt levels and lower market interest rates through the current fiscal year.

Income Tax (Benefit) Provision. Our estimated effective combined federal and state tax rate on income from operations for the nine months ended March 31, 2008 resulted in a 36% provision of earnings before tax compared to a 3% provision of earnings before tax for the nine months ended March 31, 2007.  The difference in the 2007 rate is due to the use of state tax credits coupled with a retroactive reinstatement of the federal research and development credit of $64,000.  The reinstatement was for expenses incurred after March 31, 2005.

Net Income.  Our net income for the nine months ended March 31, 2008 was $729,000 or $0.08 per share on a basic and $0.07 per share on a diluted basis, as compared to a net income of $319,000 or $0.03 per share on a basic and diluted basis for the nine months ended March 31, 2007.

Liquidity and Capital Resources

The following table presents selected financial information as of the end of the third quarters of fiscal 2008 and 2007 as well as of the year ended June 30, 2007:

	As of March 31,		As of
	2008	2007	June 30, 2007
Cash and cash equivalents	$529,000	$319,000	$403,000
Working Capital¹	$5,691,000	$6,536,000	$6,648,000
Credit Line outstanding balance	$500,000	$1,200,000	$300,000
Tangible book value/common share²	$0.97	$0.87	$0.88
Number of days of sales outstanding (DSO) in
accounts receivable at end of quarter³	42	54	61

	Nine Months Ended March 31,		Year Ending
	2008	2007	June 30, 2007
Net cash provided by operations	$2,128,000	$298,000	$1,480,000

1 Working Capital = Ending Current Assets less Ending Current Liabilities.

2 Tangible book value/common share = (Total shareholders’ equity – Net intangible asset (patents) - Goodwill) / (basic outstanding shares).

3 DSO = Ending Net Accounts Receivable balance / (Previous Quarter Sales / 91).

Our working capital at March 31, 2008 decreased to $5.7 million compared to $6.5 million at March 31, 2007 and $6.6 million at June 30, 2007.   The decrease was due to increased accrued expenses and accounts payable.  Cash flow provided by operations was $2,128,000 in the nine months ended March 31, 2008 compared to $298,000 for the nine months ended March 31, 2007.  Fiscal year 2008 cash was provided through continued profitability and improvements in accounts receivable levels and higher levels of accounts payable and accrued expenses.

On November 1, 2007, our existing credit facility with Wells Fargo was replaced with an expanded facility with a total borrowing capacity of $6,562,500.  Included in the increase is an increase in the credit line borrowing availability from $2,000,000 to $4,000,000.  The credit line’s terms require monthly interest payments at the prime rate of interest (5.25% at March 31, 2008); or LIBOR (2.6% at March 31, 2008) plus 1.75%, at our discretion, based on outstanding borrowings.  The total effective interest rate at March 31, 2008 for borrowings on the credit line was 4.5%.  The credit facility expires on November 1, 2009.  In addition to the credit line, a term commitment is available for borrowings for amounts up to $2,000,000.  We can take advances against this commitment through November 1, 2008, at which time the outstanding borrowings against this commitment will be converted to a term loan, to be amortized and repaid over 60 months. The term commitment requires monthly interest payments at the prime rate of interest; or LIBOR plus 2.0%, at our discretion, based on outstanding borrowings.  It is anticipated that the borrowings from the term commitment will be used for construction financing of tenant improvements for our new Irvine, California facility.  The term loan that was entered into in January 2006 to finance the Astromec purchase remains in place.  As of March 31, 2007, there was a principal balance on this term loan of $458,333 which is required to be fully paid-off in January 2010, in accordance with its amortization schedule.  The term loan requires monthly interest payments at the prime rate of interest; or LIBOR plus 2.5%, at our discretion, based on outstanding borrowings, with no minimum interest charge.  The total effective interest rate at March 31, 2008 for borrowings on term loan was 5.25%.  All assets of the Company except our Carson City land and building secure the outstanding borrowings from Wells Fargo. There was $500,000 borrowed under the terms of the credit line and nothing borrowed against term commitment facility as of March 31, 2008.  The total eligible additional borrowing capacity at March 31, 2008 was $5,500,000.

At March 31, 2008, we had cash and cash equivalents of $529,000.  We believe that our cash and cash equivalents on hand, together with cash flows from operations, if any, and amounts available under the credit facilities will be sufficient to meet our working capital and capital expenditure requirements for this and the next year.

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

MAJOR CUSTOMERS

We had two major customers (defined as a customer that represented greater than 10% of the Company’s total revenues) in the nine months ended March 31, 2008 and 2007.

		Nine months ended March 31,
		(unaudited)
	2008		2007
	Revenues	Accts. Rec.	Revenues	Accts. Rec.
Customer 1	$3,579,000	$689,000	$3,350,000	$1,059,000
Customer 2	$6,434,000	$1,018,000	$3,115,000	$476,000

Item 3. Controls and Procedures

The Chief Executive Officer and Chief Financial Officer (the principal executive officer and principal financial officer, respectively) conducted an evaluation of the design and operation of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)).  Based on that evaluation for the quarter ended March 31, 2008, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by use in the reports filed or submitted by us under the Exchange Act is accumulated, recorded, processed, summarized and reported to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, and to allow timely decisions regarding whether or not disclosure is required.

During the quarter ended March 31, 2008, there were changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.  This change is anticipated to strengthen our internal controls.  The accounting and financial reporting functions for the Carson City location were relocated to the Corporate headquarters in Santa Ana/Irvine.  This will allow the control processes and procedures to be standardized for the entire company, in addition to having one location to process payables.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

The Company may be a party to various legal proceedings incidental to its business, none of which are considered by the Company to be material at this time.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
None.

Item 3.	Defaults Upon Senior Securities.
None.

Item 4.	Submissions of Matters to a Vote of Securities Holders.
None.

Item 5.	Other Information

On May 15, 2008, the Company and our Chief Executive Officer, Mark Murphy, entered agreed to an  amendment of the annual bonus terms of Mr. Murphy’s employment contract from “An Annual Bonus equal to (i) 0.75% of your annual salary, times (ii) each one percent (or any portion thereof) increase in pre-tax earnings (including extraordinary gains and losses) per share to  “An Annual Bonus equal to (i) 0.75% of your annual salary, times (ii) each one percent (or any portion thereof) increase in pre-tax earnings (excluding the impact of: a. extraordinary gains and losses as defined by generally accepted accounting principles, b. write-downs of goodwill, c. gains or losses on the sale of a business or product line, d. losses due to a force majure, e. change in accounting method due to a change in GAAP during its first year of application, and f. gains or losses on lawsuits unrelated to the operations of the business, but including 1. changes in balance sheet accruals for bad debts, inventory, warranty and other operational estimates, and 2. any other factor affecting pre-tax income that is not specifically excluded in a through f above) per share.”  The amendment was approved by the Company’s Board of Directors on May 15, 2008.

Item 6.	Exhibits.

Exhibits:

	10.1	Amended and Restated Employment agreement between Pro-Dex, Inc. and Mark P. Murphy Dated May 15, 2008.

	31.1	Certifications of Chief Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	31.2	Certifications of Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	32	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 15, 2008 PRO-DEX INC.	Date: May 15, 2008 PRO-DEX INC.
By: / s / Mark Murphy	By: / s / Jeffrey J. Ritchey

Mark Murphy	Jeffrey J. Ritchey
Chief Executive Officer	Secretary and Chief Financial Officer (Principal Financial and Accounting Officer)

End of Filing