Form 10KSB
period 2008-06-30
PRO DEX INC
filed 2008-09-22
CIK 788920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

[X]            ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended June 30, 2008

OR

[  ]             TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.   FOR THE TRANSITION PERIOD FROM              TO             .

Commission File Number    0-14942

PRO-DEX, INC.

(Name of small business issuer in its charter)

Colorado	84-1261240
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

2361 McGaw Avenue, Irvine, California	92614
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number: (949) 769-3200

Securities registered under Section 12(b) of the Exchange Act:

Name of each exchange
Title of each class	on which registered
Common Stock, no par Value	NASDAQ Capital Market

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

Yes [  ]      No  [ X ]

State issuer's revenues for its most recent fiscal year: $25,126,000.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity as of September 16, 2008: $5,297,297.  For the purpose of this calculation, shares owned by officers, directors and 10% stockholders known to the registrant have been deemed to be owned by affiliates. This determination of affiliate status is not a determination for other purposes.

The number of shares outstanding of each of the issuer’s classes of Common Stock outstanding as of the latest practicable date: 9,767,866 shares of Common Stock, no par value, as of September 16, 2008.

DOCUMENTS INCORPORATED BY REFERENCE: Part III incorporates by reference certain information from the registrant's definitive proxy statement (the "Proxy Statement") for the 2008 Annual Meeting of Shareholders.

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

Item 1.      Description of Business

Company Overview

Pro-Dex, Inc. (“Company,” “Pro-Dex”, “we,” “our,”, “us”), with operations in Irvine, California, Beaverton, Oregon and Carson City, Nevada, provides a pathway to product solutions never envisioned by customers.  A unique blend of creativity and systemic discipline enables us to develop and manufacture innovative designs that powerfully complete a customer’s strategic product offering. Pro-Dex leverages extraordinary human collaboration and superior technical capability to power and control products used in medical, aerospace, military, research and industrial applications requiring high precision in harsh environments.  With expertise in multi-axis motion control, fractional horsepower motors and rotary drive systems, we identify and create unexpected value for our customers.

Pro-Dex's products are found in hospitals, dental offices, medical engineering labs, commercial and military aircraft, scientific research facilities and high tech manufacturing operations around the world. The company names of Micro Motors, Oregon Micro Systems, and Astromec are used for marketing purposes as brand names.

Pro-Dex’s principal headquarters recently moved and are now located at 2361 McGaw Avenue, Irvine, California 92614 and our phone number also changed to 949-769-3200.  Our Internet address is www.pro-dex.com.  Our annual reports on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K, amendments to those reports and other SEC filings, are available free of charge through our website as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC.  In addition, our Code of Ethics and other corporate governance documents may be found on our website at the Internet address set forth above.  Our filings with the SEC may also be read and copied at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549.  You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.

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

In the year ended June 30, 2008, $2,732,000 was expensed for company-funded research and development; an increase of $258,000 from the $2,474,000 expensed in the year ended June 30, 2007.  The increase was attributable to increased labor costs for medical and small motor product development, improvement and validation.

We seek customer-funded projects to customize these platforms to specific customer requirements.  For customer-funded development projects, costs are capitalized and recognized as a cost of sales when specific deliverables within the development contracts are earned, matching the costs to the revenue.  The results of customer-funded development work are intended to provide long-term exclusive manufacturing agreements and may provide the customer with the retention of certain parts of the intellectual property developed.  The identity of our customers is generally protected by a non-disclosure agreement.

Customer-funded	Year Ended June 30,
development ($'000)	2008		2007
Revenue	$470		$(24)
Cost of Sales	119		124
Gross margin	$351	75%	$(148)	- -

In fiscal year 2008, there was a $494,000 increase in revenue from customer-funded research and development as there was work performed on three major new development projects that were started in 2008 compared to $24,000 in negative revenue from customer-funded research and development as fees were refunded due to cancelled development projects in the year ended June 30, 2007.

The Company’s revenue is derived from five main customer types.  The proportion of total sales to each customer type and sales by location are noted in the tables below:

Sales by customer type ($'000)	2008		2007*		2006		2005		2004
Dental	$3,290	13%	$3,476	16%	$3,789	22%	$3,368	24%	$4,578	32%
Medical	14,121	56%	10,275	48%	6,447	38%	5,849	42%	5,864	41%
Industrial	3,279	13%	3,317	15%	3,753	22%	3,570	26%	2,533	18%
Aerospace	2,382	9%	2,445	11%	1,194	7%	--	--	--	--
Repairs, Government and other	2,054	8%	2,050	10%	1,878	11%	1,047	8%	1,225	9%
Total Sales	$25,126	100%	$21,563	100%	$17,061	100%	$13,834	100%	$14,200	100%

*Sales to customer types for 2007 have been changed for dental & medical to reflect current classifications.

Sales by location ($'000)	2008		2007		2006		2005		2004
Irvine	$ 18,268	73%	$ 13,852	64%	$ 10,823	63%	$ 9,946	72%	$ 10,900	77%
Beaverton	3,443	14%	4,121	19%	4,585	27%	3,888	28%	3,300	23%
Carson City	3,453	14%	3,590	17%	1,653	10%	-	-	-	-
Interlocation sales	(38)	0%	-	-	-	-	-	-	-	-
Total Sales	$ 25,126	100%	$ 21,563	100%	$ 17,061	100%	$ 13,834	100%	$ 14,200	100%

Medical product sales represent the manufacture of products that utilize proprietary designs developed by us under exclusive design and supply agreements.  Our dental products are primarily sold to original equipment manufacturers and dental product distributors.  An independent dealer network markets our own branded line of dental products; including the IntraflowTM dental anesthesia product that we acquired the rights to in October 2005.  We also design and manufacture embedded multi-axis motion controllers used to regulate the motion of servo and stepper motors, predominantly for the factory automation, scientific research, and medical analysis equipment industries.  The controllers support the platforms for PCI, VME, ISA, and cPCI busses as well as stand-alone requirements.  In addition, we make and sell pneumatic motors for industrial applications that are marketed directly to end-users and through industrial supply distributors.  We added sales with the purchase of the assets of Astromec, Inc. in Carson City, Nevada, and the establishment of Pro-Dex Astromec, Inc. in January 2006.  The Carson City products include high reliability fractional horsepower DC motors designed for harsh environments, primarily for the aerospace and medical markets.

In 2008, the top 20 customers accounted for 81% of our sales, compared to 77% in 2007.  In 2008, our two largest customers accounted for 50% of such sales with the largest customer accounting for over 32% of our sales.  This compares to 2007 when our two largest customers accounted for 41% of our sales with the largest customer accounting for 23% of such sales.  Some of our larger customers include Smith and Nephew, Medtronic, Sullivan Schein, Thermo Fisher Scientific, Monogram, and Benchmark Electronics.  In many cases, disclosure of other larger customer names is prohibited by confidentiality agreements with such entities.  We have no plans to discontinue the sales relationships with our existing significant customers nor do we have knowledge of any plans by such customers to discontinue their relationships with us.

All of the raw materials used to manufacture our products are purchased from various suppliers and are available from several sources. Precipart Corporation, Tyco Precision Interconnect and Transicoil are some examples of our key suppliers.  We consider our relationships with our suppliers and manufacturers to be good.  We do not intend to terminate any such relationship at this time, nor does management have knowledge that any supplier or manufacturer intends to terminate its relationship with us.  We have no exclusive arrangements with any of our suppliers.

Our commitment to quality design and manufacturing are demonstrated by our three independently verified certifications for maintaining quality processes and products.  We hold the following certifications:  ISO 13485:2003, the Medical Device Directive 93\42\EEC Annex II, and CMDCAS (Canadian Medical Device Regulation).

At the present time, we are generally able to fill orders for recurring product within sixty (60) days from initial order receipt.  At June 30, 2008, we had a backlog, including orders for delivery beyond 60 days, of $10.4 million compared with a backlog of $10.1 million at June 30, 2007.  We expect to ship most of our backlog in fiscal year 2009 and the remainder in fiscal year 2010.  The decrease from June 2007 is due to normal fluctuations in the timing of receipt and shipment of orders.  We do not typically experience seasonal fluctuations in our new order bookings, but may experience variability in our new order bookings due to the timing of major new product launches.  Similarly, we do not typically experience seasonal fluctuations in our shipments and revenues.

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

Research and Development

We conduct company-funded and customer-funded research and development programs. These product development programs are important to both maintain and improve our market position. The net amounts spent on company-funded research and development activities in 2008 and 2007 were approximately $2.7 million and $2.5 million, respectively.  Our research and development effort involves the design and manufacture of products that perform specific applications for our customers.  We continue to target our research and development expenses toward three goals:

  expanding our knowledge base in the medical device, fractional motor and motion control industry to solidify our products with current customers and expand our customer base;

  general technical advances; and

  enhancements of current product lines.

We share research and development costs with our customers by billing for non-recurring engineering expenses. The fees received for non-recurring engineering expenses do not, however, represent a significant portion of our revenue.

Employees

At June 30, 2008, we had 145 full-time employees compared to 124 full-time employees at June 30, 2007.  At June 30, 2008, there were 104 persons employed at the Irvine location, 30 persons employed at the Carson City location and 11 persons employed at the Beaverton location.   At June 30, 2007, there were 86 persons employed at the Santa Ana location, 26 persons employed at the Carson City location and 12 persons employed at the Beaverton location.  We use temporary staffing as a “temp-to hire” recruiting strategy as well as to add flexibility in meeting our production, engineering and office staffing needs.  The use of temporary labor from temporary staffing agencies was reduced as we employed 4 agency temps at June 30, 2008, down from 7 agency temps at June 30, 2007.

None of our employees are a party to any collective bargaining agreements with us. We consider our relationships with our employees to be good.

Government Regulations

Our manufacture and distribution of dental and medical devices are subject to a number of state and federal regulatory bodies, including state dental boards and the Food and Drug Administration ("FDA"). The statutes, regulations, administrative orders, and advisories that affect our businesses are complex and subject to diverse, often conflicting, interpretations. While we make every effort to maintain full compliance with all applicable laws and regulations, we are unable to eliminate an ongoing risk that one or more of our activities may at some point be determined to have been non-compliant. The penalties for non-compliance could range from an administrative warning to termination of a portion of our business.  Furthermore, even if we are subsequently determined to have fully complied with applicable laws or regulations, our costs to achieve such a determination and the intervening loss of business could adversely affect or even terminate a portion of our business. A change in such laws or regulations at any time may have an adverse effect on our operations. Notwithstanding the risks inherent in our business, management believes that our operations are in compliance with applicable laws and regulations.

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

We believe that our business is conducted in a manner consistent with Environmental Protection Agency (“EPA”) and other agency regulations governing disposition of industrial waste materials.  While we are confident that our products and processes fully comply with applicable laws and regulations, we are unable to predict the outcome of any investigation or review which may in the future be undertaken with respect to our products or processes.

Our management believes that we follow Good Manufacturing Practices for all of our products at each of our locations.

Patents, Trademarks, and Licensing Agreements

We hold patents relating to intraosseous dental anesthesia delivery, multi-axis motion controllers and miniature rotary drive products.  Our patents have varying expiration dates.  The near term expiration of the patents, if any, is not expected to cause any change in the Company’s revenue generating operations as the revenue from the products associated with those patents would not be material.

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

We have certain trademarks relating to our products, including OMS-EZ™, and The Company in Motion™.  We have filed for federal trademark protection for Pro-Dex, OMS, and Intraflow.

We have not entered into any licensing or franchising agreements for revenue generating purposes; however we do have a royalty agreement in place for a previously designed product.  This income is reflected as “other income” and not “revenue.”

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

            Due to the location of our facilities as well as our business activities, we may face the risk of litigation related to environmental remediation claims.  Defending or prosecuting such litigation may result in a diversion of management's time and attention away from business operations, which could have a material adverse effect on our business, results of operations and financial condition – even if we are ultimately found to be without fault.

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

            We have in the past experienced periods of growth that have placed, and may continue to place, a significant strain on our resources. We also anticipate expanding our overall development, marketing, sales, management and training capacity as market demand requires.  In the event we are unable to identify, hire, train and retain qualified individuals in such capacities within a reasonable timeframe, such failure could have a material adverse effect on us.

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

            Our future performance also depends in significant part upon the continued service of our key technical and senior management personnel, many of whom have been with us for a significant period of time.  We maintain term key man life insurance policies for the CEO, the Executive Vice President who holds primary responsibility for Business Development, and the head of the Beaverton operations.  Because we have a relatively small number of employees when compared to other leading companies in the same industry, our dependence on maintaining our relationship with key employees is particularly significant. We are also dependent on our ability to attract and retain high quality personnel, particularly in the areas of product development, operations management, marketing and finance.

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

The regulations implementing Section 404 of the Sarbanes-Oxley Act of 2002 require management's assessment of the effectiveness of the Company's internal control over financial reporting beginning with our Annual Report on Form 10-KSB for the fiscal year ending June 30, 2008.  In the future, our independent auditors will be required to confirm in writing whether management's assessment of the effectiveness of the internal control over financial reporting is fairly stated in all material respects, and separately report on whether they believe management maintained, in all material respects, effective internal control over financial reporting as of June 30, 2010.  This process will be expensive and time consuming, and will require significant attention of management.  Management can give no assurance that material weaknesses in internal controls will not be discovered. If a material weakness is discovered, corrective action may be time consuming, costly and further divert the attention of management.  The disclosure of a material weakness, even if quickly remedied, could reduce the market's confidence in our financial statements and harm our stock price, especially if a restatement of financial statements for past periods is required.

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

A substantial portion of our revenue is derived from a small number of customers such that if we were to lose one, it could have a material and adverse effect on our business, financial condition and results of operations.

            We have few significant customers that contribute a significant portion of our revenue.  Our loss of one or more of such customers could severely impact us, including a material adverse effect on our business, financial condition, cash flows, revenue and results of operations.

Item 2.   Description of Property

Our executive offices and Irvine manufacturing facility are located at 2361 McGaw Avenue, Irvine, California 92614.  We lease the 28,000 square foot facility from an unrelated third party at a base monthly lease rate of $31,000 through April 2018, with an option to terminate early in April 2015.  The building is a one-story stand-alone building of concrete tilt-up construction, approximately 25 years old and in good condition.  This facility was occupied in April, 2008 at the lease termination of the prior 18,000 square foot facility at 151 East Columbine Avenue, Santa Ana, California 92707.

Our Beaverton office and manufacturing facility is located at 15201 N.W. Greenbrier Parkway, B-1 Ridgeview, Beaverton, Oregon 97006.  The Company leases the 7,500 square foot facility from an unrelated third party, at a base monthly lease rate of $6,060 through April 2014.  The building is a one-story suite in a 20-year-old industrial office complex and in good condition.  This facility was occupied in January, 2008 at the lease termination of the prior 11,000 square foot facility at 1800 N.W. 169th Place, Building C100, Beaverton Oregon 97006.

Our Pro-Dex Astromec office and manufacturing facility is located at 2950 Arrowhead Drive, Carson City, NV 89708.  We purchased 4.4 acres of real property and a 20,000 square foot industrial building and related improvements located in Carson City, Nevada for $2,200,000 in March 2006.  The building is a two-story building of concrete block construction and in good condition.  The purchase was financed with cash on hand and by a 10 year Promissory Note and related Loan Agreement with Union Bank of California, whereby we borrowed $1,650,000.  This loan is secured by the land and building in Carson City, Nevada.

The principal balance of the Union Bank loan evidenced by the Promissory Note bears interest at a fixed rate of 6.73% per annum. Under the terms of the Promissory Note, the Union Bank loan amortizes as a 25 year obligation due in 10 years with 120 equal monthly payments of $11,379 beginning May 1, 2006. The maximum amount of future payments due under the Promissory Note (undiscounted and assuming no prepayment) is $2,380,538.

 We believe that the base monthly rental rates on the leased facilities are comparable to rents charged for comparable properties in the market area.  The current facilities are believed to be adequate for our expected needs.  We believe there is full compliance with applicable state and EPA and other agency environmental standards at each facility.

Item 3.   Legal Proceedings

On June 23, 2008, the Orange County Water District (“OCWD”) filed a complaint in the Superior Court of the State of California in the County of Orange concerning remediation of alleged ground water contamination in the Orange County Groundwater South Basin; Orange County Water District v. Sabic Innovative Plastics U.S. LLC, etal., Case No 00078246.  The South Basin underlies parts of Santa Ana, California and adjacent cities.  The complaint identifies 17 named defendants, including Pro-Dex, and also designates 400 unnamed Doe defendants.

The complaint alleges that the defendants contaminated the South Basin with volatile organic chemicals (“VOCs”) and perchlorate through various activities at properties each defendant now controls or has controlled in the past.  Through its lawsuit, the OCWD seeks compensatory relief for all its own remedial activities, and injunctive relief to compel the defendants to undertake remedial activities in general.  The complaint does not, however, specify any remedial activities that the OCWD has undertaken to date or any remedial activities that it seeks any particular defendants to undertake.  Moreover, from our investigation of OCWD’s remedial activities to date, we have determined that the OCWD is in the early stages of its remedial investigation for the South Basin groundwater contamination.

As noted above, 16 other entities are named defendants in this case along with Pro-Dex.  While some may be small businesses, others are larger corporations or their subsidiaries.  Further, as this case progresses, the OCWD is likely to add at least a few more named defendants to the case from the 400 Doe defendants it has designated in the current complaint.  In the uncertain event that Pro-Dex would be held liable in the case, OCWD’s total recovery probably would be allocated among several defendants, each of which would pay only a proportionate share of that total recovery.

Because of the vagueness of the complaint, the early stage of the OCWD’s remedial activities in the South Basin, and the likelihood that any recovery the OCWD may gain will be allocated among several defendants, our liability, as well as our costs of defending, monitoring and concluding our involvement in this case are uncertain, and those costs cannot now be estimated.

In general, we are from time to time a party to various legal proceedings incidental to our business, other than the above, none of which we consider may be material at this time.  There can be no certainty that we may not ultimately incur liability or that such liability will not be material and adverse.

Item 4.   Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of our shareholders during the fourth quarter ended June 30, 2008.

PART II

Item 5.   Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Our common stock, no par value, is quoted under the symbol "PDEX" on the automated quotation system of the Nasdaq Capital Market ("NASDAQ"). The following table sets forth for the quarters indicated the high and low sales prices as reported by NASDAQ.  The quotations reflect inter-dealer prices, without retail markup, markdown, or commissions, and may not necessarily represent actual transactions.  On September 16, 2008, the last sale price of our common stock as reported by NASDAQ was $0.81 per share.

Quarter Ended	High	Low
September 30, 2006	1.75	1.32
December 31, 2006	1.57	1.16
March 31, 2007	1.50	1.23
June 30, 2007	1.68	1.31
September 30, 2007	1.94	1.36
December 31, 2007	1.55	1.32
March 31, 2008	1.71	1.43
June 30, 2008	1.70	1.01

At June 30, 2008, there were approximately 260 holders of record of our common stock. This number does not include beneficial owners including holders whose shares are held in nominee or "street" name.

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

Equity Compensation Plan Information

As of June 30, 2008 Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Available for Issuance Under Equity Compensation Plans (excluding services reflected in column (a))
	(a)	(b)	(c)
Plans Approved by Stockholders	1,279,500	$1.56	476,045
Plans Not Approved by Stockholders	100,000	1.25	---
Total	1,379,500	$1.53	476,045

We made no repurchases of our securities during the fourth quarter and year of the year ended June 30, 2008.

The stock repurchase was reconfirmed by our Board of Directors in July 2008.  In the period subsequent to June 30, 2008 through September 16, 2008, we repurchased 35,500 shares for $33,575 at an average price of $0.95 per share.  Since the initiation of the buyback in 2002 through September 16, 2008, we have repurchased 111,200 shares for $77,316 at an average price of $0.69 per share.

.

Item 6. Management's Discussion and Analysis or Plan of Operation

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition for each of the two years ended June 30, 2008 and 2007, respectively.  This discussion should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included elsewhere in this Report. This Report contains certain forward-looking statements and information. The cautionary statements included herein should be read as being applicable to all related forward-looking statements wherever they may appear.

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

            We determine our inventory value at the lower of cost (first-in, first-out method) or market value and calculate a reserve for slow moving items to reflect a reduced marketability for the item.  The reserve is calculated by comparing the quantity of the item on hand with our prior 12-month sales history for each specific part number.  If inventory on hand for a specific part exceeds an estimated 12 months of usage or orders on hand, 100% of its value is included in the inventory reserve as it’s carrying value is reduced to the lower of cost or market value.

We determine the reserve for our accounts receivable by examining the aging of the receivables value.  We define “aging” as time passed since the sale was completed, revenue was recognized and the receivable was established.  If the receivable is aged over 90 days, or has a known collection risk, it is reserved from 10% of its value up to 100%.  The actual amount reserved may vary depending on account credit and collection history.

The majority of our products have a twelve month warranty.  We determine our warranty reserve based on considering the historical costs to repair warranty-eligible products and by estimating the number and type of products that may be eligible for future warranty return and repair.  We determine our reserve by calculating a cost estimate based on what products are known to be warranty-eligible, have been returned, and are in process of being repaired, and combining it with an expected cost for units in the field that have a potential to be returned for warranty-eligible repair.  The potential return amount is based on historical return and repair cost data.   At June 30, 2008 we had $861,000 in accrued warranty reserves, as compared to $469,000 in accrued warranty reserves at June 30, 2007.  The increase is due to the much higher shipment levels in the warranty- eligible product line in 2008 as compared to 2007, coupled with a slightly higher assumed return rate.

The Company accounts for goodwill under SFAS No. 142 “Goodwill and Other Intangible Assets.”  SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142.  We have recorded no impairment charge in fiscal 2008 or 2007.  We prepare our annual impairment testing on April 1 of each year.

We are subject to the revised requirements of the Statement of Financial Accounting Standards (“SFAS”) No. 123 (R) Accounting for Stock-Based Compensation as revised December 2004.  This standard establishes the accounting standards for equity compensation, and applies to us in the recognition of the cost of stock options awarded based on the grant-date fair value of those awards.  As a small business issuer, the statement was effective for us at the beginning of the first fiscal year that begins after December 15, 2005, which was our fiscal year ended June 30, 2007.

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

Year in Review

Fiscal year 2008 was a year of continued growth and improvement at Pro-Dex, continuing the initiatives and improvements that were made in 2007.  We grew our sales by over 16% over fiscal year 2007 and have more than doubled sales in the five years since fiscal year 2003.  The sales growth can be attributed to both organic growth, as our medical products have been favorably accepted by the market, and acquisitive growth as the Pro-Dex Astromec business added over $3.4 million to our revenues in both 2007 and 2008.  In 2008 we initiated three new major development projects, each proving different growth opportunities for our business model, and with an opportunity of providing meaningful revenues in the second half of fiscal year 2009 and beyond. One project is with a new customer, and involves significant pre-launch engineering and engineering development fees. The second is with a customer that we developed the FDA qualification units for a few years ago and now we have been selected to develop and produce the higher volume production units.  The third is with a continuing customer as we design their next generation surgical system.

We strengthened the Company’s infrastructure by moving the physical locations of both our Beaverton and the Southern California operations to new facilities.  The Beaverton facility moved at the end of December 2007 into a smaller workspace more amenable to their engineering and development efforts. At the end of April, 2008, the Southern California facility moved from its longstanding location in Santa Ana to a facility in Irvine.  The move to Irvine was not an inexpensive proposition, but necessary due to the constraints of the facility that Pro-Dex and its predecessor company Micro Motors had occupied since the 1970’s.   The facility is over 50% larger, and we were able to lay it out in a way that has already significantly contributed toward providing for an efficient collaborative culture with the necessary space to serve our customers as a larger, more efficient company.

We maintained the Company’s strong financial position by generating over $2.0 million in operating cash for the 2008 fiscal year.  We increased our borrowing capacity by raising our credit line availability from $2.0 million to $4.0 million and establishing an additional $2.0 million availability to fund our tenant improvements. By remaining profitable, we increased our tangible net worth per share by 6% from $0.88 per share to $0.93 per share.

Our operating margins were adversely affected, in part by the change in our inventory reserve estimate, negatively impacting margins by $301,000 in the third quarter.  Another factor impacting margins was our sales mix, which had a decline in industrial/motion control sales, as compared to 2007.  Finally, we completed our major facilities move in the fourth quarter, adding $274,000 in move costs, an estimated $225,000 in manufacturing inefficiencies.

As we enter fiscal 2009, we are seeing that the results of the efforts to improve and grow the Company are paying off in improved product quality, better designs and more efficient manufacturing.  We remain committed to changing the direction of the Company to provide a higher level of earnings in the coming years and have continued to transition Pro-Dex to a better, stronger, faster company.

RESULTS OF OPERATIONS

Results of Operations for Fiscal Year Ended June 30, 2008, Compared to Fiscal Year Ended June 30, 2007

The following table sets forth financial data and the percentage of net revenues regarding the Company's financial position and operating results.

(In Thousands)	Fiscal Year ended June 30,
	2008		2007
Net sales:	$25,126	100.0%	$21,563	100.0%
Cost of sales	16,917	67.3%	14,196	65.8%
Gross Profit	8,209	32.7%	7,367	34.2%

Selling, general and administrative expenses	5,021	20.0%	4,051	18.8%
Research and development costs	2,732	10.9%	2,474	11.5%
Income from Operations	456	1.8%	842	3.9%

Net interest and other (income)	138	0.5%	267	1.2%

Provision for Income Taxes	1	0.0%	69	0.3%
Net Income	$317	1.3%	$506	2.3%

           Net Sales.   Consolidated sales increased 17% or $3,563,000 to $25,126,000 from $21,563,000 for 2008 as compared to 2007.  Medical sales were higher by $3,846,000 or 37%, due to higher sales to our two largest customers by $3,803,000.  Shipments to dental customers decreased by $186,000 or 5%.  Sales to industrial customers were essentially flat, showing a small decrease of $38,000 or 1% from the same period in the prior year.  Sales related to government research related products and product repairs, were also stable, with a year over year increase of $4,000 as the increase in repair and upgrade work for products that were not warranty eligible offset the decline in government agency related work.

In fiscal year 2008, there was a $494,000 increase in revenue from customer-funded research and development as there was work performed on three major new development projects that were started in 2008 compared to $24,000 in negative revenue from customer-funded research and development as fees were refunded due to cancelled development projects in the year ended June 30, 2007.

Although selective price increases and decreases were implemented in response to market conditions, the majority of the sales growth and declines for each product line is due primarily to changes in sales volume, not the effect of price changes.

The amount of Pro-Dex total sales to each customer type and the year-to-year change is noted in the table below:

	Fiscal Year ended June 30,		Increase/
Sales by customer type ($'000)	2008	2007	(Decrease)
Dental	$3,290	$3,476	-5%
Medical	14,121	10,275	37%
Industrial	3,279	3,317	-1%
Aerospace	2,382	2,445	-3%
Government research and other	2,054	2,050	0%
Total	$25,126	$21,563	17%

Gross Profit The Company's consolidated gross profit for 2008 increased $841,000 or 11% compared to the gross profit in the previous year due to the higher medical product sales level.  Gross profit as a percentage of sales decreased to 33% for the year ended June 30, 2008 compared to 34% for the year ended June 30, 2007.  Gross margin as a percentage of sales was negatively impacted by inefficiencies introduced in the Irvine facility move, and an inventory reserve estimate change that impacted margins in unfavorably by $301,000.  Gross profit and gross profit percentage were as follows:

	Fiscal Year ended June 30,
	2008	2007	Increase
Gross Profit	$8,209,000	$7,367,000	11%
Gross Profit Percentage of Sales	33%	34%

Selling, general and administrative costs (S, G&A).  S, G & A expenses increased 18% to $5,021,000 for the year ended June 30, 2008 from $4,051,000 for year ended June 30, 2007.  The increase in selling expense is mainly due to increased labor expenditures.  General and administrative costs were higher primarily due to move related costs and increased labor and IT related expenses.  As a percentage of sales, S, G&A costs increased from 19% to 20%.  S, G & A costs were as follows:

	Fiscal Year ended June 30,
	2008	2007	Increase
Selling	$1,482,000	$1,352,000	10%
General and administrative	$3,539,000	$2,699,000	31%
Total S, G&A	$5,021,000	$4,051,000	24%
S, G&A Percentage of Sales	20%	19%

Research and development costs.  Company funded research and development expenses increased $258,000 to $2,732,000 for the year ended June 30, 2008 from $2,474,000 for the year ended June 30, 2007, an increase of 10%.  The increase was due to higher labor related costs at the Carson City and Irvine operations offset by reduced outside consultant cost.  Company-funded research and development costs were as follows:

	Fiscal Year ended June 30,
	2008	2007	Increase
Research and Development (R&D) Costs	$2,732,000	$2,474,000	10%
R&D costs as a % of Sales	11%	15%

Operating Profit and Operating Profit as a Percentage of Sales.  Our consolidated operating profit for the year ended June 30, 2008 decreased to $456,000 from an operating profit of $842,000 for the year ended June 30, 2007.  Consequently, operating profit as a percentage of sales decreased to 2% for the year ended June 30, 2008 compared to 4% for the year ended June 30, 2007.  Operating profit and margin were as follows:

	Fiscal Year ended June 30,
	2008	2007	(Decrease)
Operating Profit	$456,000	$842,000	(46%)
Operating profit Percentage of Sales	2%	4%

Royalties and Other Income.  We earned and received $35,000 in royalty payments in fiscal year 2008, compared to $38,000 in royalty payments in 2007.  There was $9,000 in other expense for asset abandonment associated with the move.

Net Interest Income/Expense.  Net interest expense was $164,000 in the year ended June 30, 2008, which included $181,000 in interest expense offset by $17,000 in interest income, compared to $301,000 which included $319,000 in interest expense offset by $18,000 in interest income, in the prior year.

The decrease in interest expense is due to lower interest rates offsetting higher borrowing requirements, and the early prepayment of most of the obligations associated with the Intravantage deferred payable.  Included in the $164,000 from 2008 and in the $301,000 from 2007 is $15,000 and $68,000 respectively in accrued interest relating to the ongoing IRS examination for the tax years ending June 30, 2004, 2005 and 2006.

	Fiscal Year ended June 30,
	2008	2007	Decrease
Debt related interest expense	$166,000	$251,000	(34%)
IRS exam related interest	$15,000	$68,000	(78%)
Total interest expense	$181,000	$319,000	(43%)
Interest income	$(17,000)	$(18,000)	(6%)
Net interest expense	$164,000	$301,000	(46%)
Interest expense Percentage of Sales	1%	1%

Income Tax Provision.  Our effective income tax rate was 0% for the year ended June 30, 2008, compared to 12% for the year ended June 30, 2007.  Our effective income tax rate in 2008 decreased from 2007 primarily due to the realization of a fixed amount of research and development tax credits.

The Company is undergoing an examination by the Internal Revenue Service (IRS) of its Federal income tax returns filed for the fiscal years ending June 30, 2004, June 30, 2005 and June 30, 2006.  Findings of the examination indicate that there may have been differences in the timing of our tax payments due to the treatment of inventory uniform capitalization rules.  As a result of the examination, we paid approximately $179,000 of additional tax payments in May 2008.  Subsequent to year end, we received a final interest invoice and paid $31,000 of interest to the IRS.  The interest amounts have been accrued and are included in accrued expenses and interest as of June 30, 2008.   Although we have not received a final audit closing notification, we do not believe there will be any material adjustments resulting from the examination beyond those described above.

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

            Net Income.  We had net income of $317,000 or $0.03 per share, basic, and $0.03 per share, diluted, for the year ended June 30, 2008 compared to net income of $506,000 or $0.05 per share, basic, and $0.05 per share, diluted, for the year ended June 30, 2007.

Liquidity and Capital Resources

The following table presents selected financial statistics and information for the periods indicated:

	As of
	June 30, 2008	June 30, 2007
Cash and cash equivalents	$517,000	$403,000
Working Capital¹	$4,586,000	$6,648,000
Credit Line outstanding balance	$2,000,000	$300,000
Tangible book value/common share²	$0.93	$0.88
Number of days of sales outstanding (DSO) in
accounts receivable at end of quarter³	48	61

	Year ended
	June 30, 2008	June 30, 2007
Net cash provided by operations	$2,018,000	$1,480,000

1 Working Capital = Ending Current Assets balance – Ending Current liabilities balance

2 Tangible book value/common share = (Total shareholders’ equity – Net intangible asset (patents) – Goodwill)/(basic outstanding shares)

3 DSO = Ending Net Accounts Receivable balance/(Previous Quarter Sales/91)

Our working capital at June 30, 2008 decreased to approximately $4.6 million compared to approximately $6.6 million at June 30, 2007 as cash flow from operations was used to fund the facilities move and major machinery & equipment purchases.  Cash flow provided by operations was $2,018,000 for the year ended June 30, 2008 compared to $1,480,000 for the year ended June 30, 2007.  Cash was provided through continued profitability and an increase in accounts payable and accrued expense, offset by increases in inventory.  In the year ended June 30, 2008, we had a high level of non-cash charges associated with stock based compensation and increased reserves for warranty that amounted to $574,000 in addition to $538,000 in depreciation and amortization.  Management believes that our working capital needs over the next twelve months can be adequately supported by current operations.

On November 1, 2007, our existing credit facility with Wells Fargo was replaced with an expanded facility with a total borrowing capacity of $6,562,500.  Included in the increase is an increase in the credit line borrowing availability from $2,000,000 to $4,000,000.  The credit line’s terms require monthly interest payments at the prime rate of interest (5.00% at June 30, 2008); or LIBOR (2.48% at June 30, 2008) plus 1.75%, at our discretion, based on outstanding borrowings.  The total effective interest rate at June 30, 2008 for borrowings on the credit line was 4.25%.  The credit facility expires on November 1, 2009.  In addition to the credit line, a term commitment is available for borrowings for amounts up to $2,000,000.  We can take advances against this commitment through November 1, 2008, at which time the outstanding borrowings against this commitment will be converted to a term loan, to be amortized and repaid over 60 months. The term commitment requires monthly interest payments at the prime rate of interest; or LIBOR plus 2.0%, at our discretion, based on outstanding borrowings.  It is anticipated that the borrowings from the term commitment will be used for construction financing of tenant improvements for our Irvine, California facility.

The term loan that was entered into in January 2006 to finance the Astromec purchase remains in place.  As of June 30, 2008, there was a principal balance on this term loan of $395,833 which is required to be fully paid-off in January 2010, in accordance with its amortization schedule.  The term loan requires monthly interest payments at the prime rate of interest; or LIBOR plus 2.5%, at our discretion, based on outstanding borrowings, with no minimum interest charge.  The total effective interest rate at June 30, 2008 for borrowings on term loan was 5.00%.  All assets of the Company except our Carson City land and building secure the outstanding borrowings from Wells Fargo.

There was $2,000,000 outstanding under the terms of the credit line and nothing outstanding on the term commitment facility as of June 30, 2008.  The total available additional borrowing capacity at June 30, 2008 was $4,000,000, consisting of $2,000,000 on the credit line and $2,000,000 on the Tenant Improvement facility.

In March 2006, we entered into a ten year mortgage with Union Bank of California for $1,650,000.  Its terms require monthly interest payments at a fixed rate of 6.73%.  The principal payments on the mortgage note are based on a 25 year amortization of the note and are $11,379 per month beginning May 1, 2006.  The outstanding borrowings are secured by our Carson City land and building.  There was a $1,590,260 outstanding balance under the terms of this mortgage as of June 30, 2008.

There are certain financial and non-financial covenants that we must meet to be in compliance with the terms of the November 2007 Wells Fargo credit facility and the Union Bank mortgage.  At June 30, 2008, we   were in compliance with the Union Bank covenant and all but one of the Wells Fargo covenants.  In the fourth quarter of 2008, we had a net loss that exceeded the quarterly $300,000 loss restriction covenant in the Wells Fargo credit facility.  This covenant was waived by Wells Fargo at no charge.  Current forecasts indicate that a quarterly covenant may not be met at the 9/30/2008 measurement date, therefore we have included $146,000 of debt related to the term note to short term debt from long term debt.  If a covenant violation does in fact occur, we would request a waiver at that time, and do not believe the debt would become immediately due.

At June 30, 2008, we had cash and cash equivalents of $517,000.  We believe that our cash and cash equivalents on hand, together with cash flows from operations, if any, and amounts available under the credit facilities will be sufficient to meet our working capital and capital expenditure requirements for this and the next year.

In September 2002, our Board of Directors authorized the repurchase on the open market of up to 500,000 shares of our outstanding Common Stock at a share price no greater than $1.25, subject to compliance with applicable laws and regulations.  There is no requirement that we repurchase all or any portion of such shares.  The maximum total value of the repurchase is not to exceed $500,000.  This repurchase is to be financed with cash generated by operations.  From the inception of the repurchase authorization through the fiscal year-end date of June 30, 2003, we repurchased 75,700 shares of Common Stock for $43,741, at an average price of $0.58 per share.  No additional shares were repurchased in fiscal years 2004 through 2008.

The stock repurchase was reconfirmed by our Board of Directors in July 2008.  In the period subsequent to June 30, 2008 through September 16, 2008, we repurchased 35,500 shares for $33,575 at an average price of $0.95 per share.  Since the initiation of the buyback in 2002 through September 16, 2008, we have repurchased 111,200 shares for $77,316 at an average price of $0.69 per share.

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

In September 2006, the FASB issued FAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for fair value measurements, and expands disclosures about fair value measurements.  Where applicable, this Statement simplifies and codifies related guidance within generally accepted accounting principles (GAAP).  The statement defines that the fair value is the orderly exchange market-based price received to transfer an asset (exit price).  It defines the fair value to be determined by quoted prices (level 1), observable inputs (level 2) and unobservable inputs (level 3), in declining order of significance.  FAS No. 157 is effective for us beginning July 1, 2008.  This FAS was updated in September 2006 to delay application for certain nonfinancial assets and liabilities until July 1, 2009.   We do not expect FAS 157 to have a material financial impact on us, but is will require significant additional disclosure in the valuation of our intangible assets.

Item 7.   Financial Statements

       The financial statements and supplemental data of the Company may be found in this Report on the pages indicated below.

Item 8.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 8A(T).   Controls and Procedures.

  The Chief Executive Officer and Chief Financial Officer (the principal executive officer and principal financial officer, respectively) conducted an evaluation of the design and operation of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)).  Based on that evaluation for the quarter ended June 30, 2008, the Chief Executive Officer and the Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by the Company under the Exchange Act is accumulated, recorded, processed, summarized and reported to its management, including its principal executive officer and its principal financial officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

Our management is responsible for establishing and maintaining adequate “internal control over financial reporting” (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of June 30, 2008.

Our internal control over financial reporting is supported by written policies and procedures, that:

(1)        pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

(2)        provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of our company are being made only in accordance with authorizations of our management and directors; and

(3)        provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

During the quarter ended June 30, 2008, there were no changes in the Company's internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART III

Item 8B.   Other Information.

None.

Item 9.   Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance With Section 16(a) of the Exchange Act

       Information concerning the Company's Directors and Executive Officers is incorporated by reference from the information contained in the Company's definitive Proxy Statement for the Company's 2008 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended June 30, 2008 (the "Proxy Statement").

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Pro-Dex, Inc.:

We have audited the accompanying consolidated balance sheets of Pro-Dex, Inc. and Subsidiaries (the Company) as of June 30, 2008 and 2007 and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the years in the two-year period ended June 30, 2008.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pro-Dex, Inc. and Subsidiaries as of June 30, 2008 and 2007, and the results of their operations and their cash flows for each of the two years in the two-year period ended June 30, 2008 in conformity with accounting principles generally accepted in the United States of America.

/s/  Moss Adams LLP

Moss Adams LLP

Irvine, California

September 18, 2008

PRO-DEX, INC. and SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	30-Jun-08	30-Jun-07
ASSETS
Current assets:
Cash and cash equivalents	$517,000	$403,000
Accounts receivable, net of allowance for doubtful accounts
of $144,000 at June 30, 2008 and $153,000 at June 30, 2007	2,842,000	3,436,000
Other Current Receivables	205,000	-
Inventories, net	5,101,000	4,622,000
Prepaid expenses	214,000	205,000
Prepaid income taxes	860,000	-
Deferred income taxes	1,176,000	1,091,000
Total current assets	10,915,000	9,757,000

Property, plant, equipment and leasehold improvements, net	6,470,000	3,778,000
Other assets:
Goodwill	2,997,000	2,997,000
Intangibles - Patents, net	1,221,000	1,321,000
Deferred income taxes	-	229,000
Other	68,000	25,000
Total other assets	4,286,000	4,572,000

Total assets	$21,671,000	$18,107,000

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Line of credit	$2,000,000	$300,000
Accounts payable	1,736,000	1,110,000
Accrued expenses	2,053,000	1,183,000
Income taxes payable	114,000	158,000
Current portion of term note	396,000	250,000
Current portion of real estate loan	30,000	26,000
Current portion of patent deferred payable	-	82,000
Total current liabilities	6,329,000	3,109,000

Long-term liabilities:
Term note	-	396,000
Real estate loan	1,560,000	1,593,000
Patent deferred payable	44,000	158,000
Deferred income taxes	290,000	-
Deferred rent	150,000	-
Total long-term liabilities	1,754,000	2,147,000

Total liabilities	8,259,000	5,256,000

Commitments and contingencies
Shareholders' equity:
Common shares; no par value; 50,000,000 shares authorized;
9,803,366 shares issued and outstanding June 30, 2008
9,718,366 shares issued and outstanding June 30, 2007	16,545,000	16,340,000
Accumulated deficit	(3,247,000)	(3,489,000)

Total shareholders' equity	13,298,000	12,851,000

Total liabilities and shareholders' equity	$21,671,000	$18,107,000

See notes to consolidated financial statements.

PRO-DEX, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Years ended June 30

	2008	2007

Net sales	$25,126,000	$21,563,000

Cost of sales	16,917,000	14,196,000
Gross profit	8,209,000	7,367,000

Operating expenses:
Selling	1,482,000	1,353,000
General and administrative expenses	3,265,000	2,698,000
Irvine facility move related general and administrative expenses	274,000	-
Research and development costs	2,732,000	2,474,000
Total operating expenses	7,753,000	6,525,000

Income from operations	456,000	842,000

Other:
Other (expense), net	(9,000)	(4,000)
Royalty income	35,000	38,000
Interest income	17,000	18,000
Interest (expense)	(181,000)	(319,000)
Total	(138,000)	(267,000)

Income before provision for income taxes	318,000	575,000

Provision for Income taxes	(1,000)	(69,000)
Net income	$317,000	$506,000

Net Income per share:
Basic	$0.03	$0.05
Diluted	$0.03	$0.05

Weighted average shares outstanding - basic	9,736,249	9,579,055
Weighted average shares outstanding - diluted	9,924,350	9,739,041

See notes to consolidated financial statements.

PRO-DEX, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
	Years ended June 30

	Common Shares
	Number		Accumulated
	of Shares	Amount	Deficit	Total

Balance 2006	9,539,792	$16,066,000	$(3,995,000)	$12,071,000

Options exercised	93,574	32,000		32,000

Issuance of restricted shares and Stock-Based compenstion	85,000	242,000		242,000

Net Income			506,000	506,000

Balance 2007	9,718,366	$16,340,000	$(3,489,000)	$12,851,000

Cumulative retained earnings adjustment for prior years due to accounting standards change (FIN 48)	-	-	(75,000)	(75,000)

Issuance of restricted shares and Stock-Based compenstion	85,000	205,000		205,000

Net Income			317,000	317,000

Balance 2008	9,803,366	$16,545,000	$(3,247,000)	$13,298,000

See notes to consolidated financial statements.

PRO-DEX, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended June 30
	2008	2007
Cash Flows from Operating Activities:
Net Income	$317,000	$506,000
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	538,000	487,000
Loss on disposal	-	4,000
(Recovery of) Provision for doubtful accounts	(9,000)	113,000
Reserve for obsolete inventory	(18,000)	198,000
Stock based compensation	204,000	242,000
Retained earnings adjustment for prior years due to accounting standard change	(75,000)	-
Deferred taxes	(434,000)	(177,000)
Changes in:
Decrease in accounts receivable	397,000	292,000
(Increase) in inventories	(460,000)	(840,000)
(Increase) in prepaid expenses	(9,000)	(114,000)
Decrease in other assets	(43,000)	19,000
Increase in accounts payable and accrued expenses	1,645,000	371,000
Increase (Decrease) in income taxes payable	(903,000)	379,000
Net Cash provided by Operating Activities	2,018,000	1,480,000

Cash Flows From Investing Activities:
Acquisition of Astromec, net of cash acquired	-	(66,000)
Purchase of equipment and leasehold improvements	(3,130,000)	(447,000)
Purchase of Intangible Assets - Patents related to Intraflow	-	(2,000)

Net Cash used in Investing Activities	(3,130,000)	(515,000)

Cash Flows from Financing Activities:
Principal payments of patent deferred payable	(196,000)	(76,000)
Net (Payments) Borrowing on Line of Credit	1,700,000	(600,000)
Principal payments on Term Note	(250,000)	(250,000)
Principal payments on Real Estate Loan	(28,000)	(27,000)
Proceeds from option and warrant exercise	-	33,000

Net Cash provided by (used in) Financing Activities	1,226,000	(920,000)

Net (decrease) increase in Cash and Cash Equivalents	114,000	45,000
Cash and Cash Equivalents, beginning of year	403,000	358,000

Cash and Cash Equivalents, end of year	$517,000	$403,000

Supplemental Information
Cash paid for interest	$181,000	$229,000
Cash paid for income taxes	$560,000	$-

See notes to consolidated financial statements.

PRO-DEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008 and 2007

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

Accounts Receivable

Trade receivables are carried at original invoice amount less an estimate made for doubtful accounts based on a review of all outstanding amounts on a monthly basis.  Management determines the allowance for doubtful accounts by identifying troubled accounts and using historical experience applied to an aging of accounts.  Trade receivables are written off when deemed uncollectible.  Recoveries of trade receivables previously written off are offset against the allowance when received. Changes in reserve for allowance for doubtful accounts are as follows for the years ended June 30, 2008 and 2007:

	2008	2007
Balance at the beginning of the year	$153,000	$40,000
Increase (Decrease) in doubtful accounts	(9,000)	114,000
Recoveries of bad debt	-	(1,000)
Balance at the end of the year	$144,000	$153,000

Inventories

       Inventories are stated at the lower of cost (the first-in, first-out method) or market and consist of the following at June 30, 2008 and 2007:

	2008	2007
Raw Materials	$2,340,000	$2,474,000
Work in process	992,000	594,000
Development costs under contract	207,000	141,000
Finished goods	2,533,000	2,403,000
Total	$6,072,000	$5,612,000
Reserve for slow moving and obsolete items	(971,000)	(990,000)
Total inventories, net	$5,101,000	$4,622,000

Changes in reserve for slow moving and obsolete inventory for the years ended June 30, 2008 and 2007 were as follows:

	2008	2007
Balance at the beginning of the year	$990,000	$792,000
Increased reserve	531,000	261,000
Inventory disposed	(550,000)	(63,000)
Balance at the end of the year	$971,000	$990,000

Inventory disposed was primarily component parts that were associated with older development and production contracts that we determined had little to no chance of being used again due to the availability of newer versions of the components or there was little chance of the product being sold again.

Warranties

The warranty accrual is based on historical costs of warranty repairs and expected future identifiable warranty expenses.  Warranty expenses are reflected in the financial statements in Cost of Sales (“COS”).  The warranty accrual and expenses for the years ended June 30, 2008 and 2007 are presented below:

	Year Ended June 30,
	2008	2007
Beginning Balance	$469,000	$309,000
Cash cost reducing accrual	$(906,000)	$(819,000)
Increased reserve expensed	$1,298,000	$979,000
Ending Balance	$861,000	$469,000

Property, Plant & Equipment

       Property, plant and equipment is recorded at cost and consist of the following as of June 30, 2008 and 2007:

	2008	2007
Land	$757,000	$757,000
Building	1,470,000	1,470,000
Leasehold Improvements	2,259,000	490,000
Equipment	6,416,000	4,597,000
Total	$10,902,000	$7,314,000
Accumulated Depreciation	(4,432,000)	(3,536,000)
Total property, plant & equipment, net	$6,470,000	$3,778,000

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

We performed impairment tests and recorded no impairment charges in fiscal years ended June 30, 2008 or 2007.  We prepare our annual impairment testing on April 1 of each year and did additional testing as of June 30, 2008.  We have compared the estimated carrying value with the estimated fair value of the reporting unit and determined that the goodwill was not impaired.  Additionally, during the quarter ended June 30, 2008, management determined that there were no events or circumstances which have occurred, that would indicate an impairment of the goodwill had occurred.

	2008	2007
Goodwill Associated With Micro Motors	$1,110,000	$1,110,000
Goodwill Associated With Astromec	1,887,000	1,887,000
Total goodwill	$2,997,000	$2,997,000

Intangible assets include the patents associated Oregon Micro Systems purchase in 1995 and with the October, 2005 Intravantage asset purchase.  The Oregon Micro Systems patents were fully amortized as of 2001.   The Intravantage asset purchase patents are amortized over a 15 year life.  Total amortization expense in 2008 and 2007 was $99,000 and $99,000, respectively.  Intangible assets consist of the following as of June 30, 2008 and 2007:

	2008	2007
Intangible assets- Patents	$4,178,000	$4,178,000
Accumulated amortization	(2,956,000)	(2,857,000)
Total Intangible Assets	$1,222,000	$1,321,000

Future amortization expense for the fiscal years ending June 30 is:

2009	$99,000
2010	99,000
2011	99,000
2012	99,000
2013	99,000
Total	$495,000

Stock Repurchase Plan

In September 2002, our Board of Directors authorized the repurchase on the open market of up to 500,000 shares of our outstanding Common Stock at a share price no greater than $1.25, subject to compliance with applicable laws and regulations.  There is no requirement that we repurchase all or any portion of such shares.  The maximum total value of the repurchase is not to exceed $500,000.  This repurchase is to be financed with cash generated by operations.  From the inception of the repurchase authorization through the fiscal year-end date of June 30, 2003, we repurchased 75,700 shares of Common Stock for $43,741, at an average price of $0.58 per share.  No additional shares were repurchased in fiscal years 2004 through 2008.

The stock repurchase was reconfirmed by our Board of Directors in July 2008.  In the period subsequent to June 30, 2008 through September 16, 2008, we repurchased 35,500 shares for $33,575 at an average price of $0.95 per share.  Since the initiation of the buyback in 2002 through September 16, 2008, we have repurchased 111,200 shares for $77,316 at an average price of $0.69 per share.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist principally of cash and trade receivables.  The Company places its cash with major financial institutions.  At June 30, 2008 and 2007 and at various times throughout 2008 and 2007 the Company had deposits in excess of federally insured limits.  Credit sales are made to resellers located throughout the United States and Europe, and account for a substantial portion of trade receivables.  We determine collateral is not required for such receivables by monitoring the customers financial position and payment history.

Stock Options and Warrants

We are subject to the revised requirements of the Statement of Financial Accounting Standards (“SFAS”) No. 123 (R) Accounting for Stock-Based Compensation as revised December 2004.  This standard establishes the accounting standards for equity compensation, and applies to us in the recognition of the cost of stock options awarded based on the grant-date fair value of those awards.  As a small business issuer, the statement was effective for us at the beginning of the first fiscal year that began after December 15, 2005, which was our fiscal year ended June 30, 2007.

Under SFAS No. 123(R), the fair value of stock-based awards to employees can be calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options with vesting restrictions which significantly differ from the Company’s stock option awards.  These models require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated value.  The volatility assumption is based on historical actual activity, with the future volatility expected to equal the past volatility.  The expected time to exercise is based on the simplified model of the vesting time plus ½ the option life.  The Company’s calculations for the options granted were made using the Black-Scholes option-pricing model.  The calculations are based on a single-option valuation approach and forfeitures are recognized.

The fair value and associated compensation cost of each grant is estimated at the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions: no dividend rate for all years; price volatility of 49% to 57% in 2008, of 58% to 63% in 2007; risk-free interest rates of approximately 3.3% to 4.9% in 2008 and 4.4% to 5.1% in 2007; and expected lives of five to eight years.

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

For customer-funded development projects, costs are capitalized and recognized as a cost of sales when specific deliverables within the development contracts are produced, matching the costs to the revenue. In the year ended June 30, 2008, $119,000 was recognized as cost of sales, compared to $124,000 recognized as cost of sales in the year ended June 30, 2007, reflecting the completion of various development contracts during the year.

NOTE 3 - BANK DEBT

On November 1, 2007, our existing credit facility with Wells Fargo was replaced with an expanded facility with a total borrowing capacity of $6,562,500.  Included in the increase is an increase in the credit line borrowing availability from $2,000,000 to $4,000,000.  The credit line’s terms require monthly interest payments at the prime rate of interest (5.00% at June 30, 2008); or LIBOR (2.48% at June 30, 2008) plus 1.75%, at our discretion, based on outstanding borrowings.  The total effective interest rate at June 30, 2008 for borrowings on the credit line was 4.25%.  The credit facility expires on November 1, 2009.  In addition to the credit line, a term commitment is available for borrowings for amounts up to $2,000,000.  We can take advances against this commitment through November 1, 2008, at which time the outstanding borrowings against this commitment will be converted to a term loan, to be amortized and repaid over 60 months. The term commitment requires monthly interest payments at the prime rate of interest; or LIBOR plus 2.0%, at our discretion, based on outstanding borrowings.  The borrowings from the term commitment will be used for construction financing of tenant improvements for our Irvine, California facility.

The term loan that was entered into in January 2006 to finance the Astromec purchase remains in place.  As of June 30, 2008, there was a principal balance on this term loan of $395,833 which is required to be fully paid-off in January 2010, in accordance with its amortization schedule.  The term loan requires monthly interest payments at the prime rate of interest; or LIBOR plus 2.5%, at our discretion, based on outstanding borrowings, with no minimum interest charge.  The total effective interest rate at June 30, 2008 for borrowings on term loan was 5.00%.  All assets of the Company except our Carson City land and building secure the outstanding borrowings from Wells Fargo.

There was $2,000,000 outstanding under the terms of the credit line and nothing outstanding against term commitment facility as of June 30, 2008.  The total eligible additional borrowing capacity at June 30, 2008 was $4,000,000, consisting of $2,000,000 on the credit line and $2,000,000 on the Tenant Improvement facility.

In March 2006, we entered into a ten year mortgage with Union Bank of California for $1,650,000.  Its terms require monthly interest payments at a fixed rate of 6.73%.  The principal payments on the mortgage note are based on a 25 year amortization of the note and are $11,379 per month beginning May 1, 2006.  The outstanding borrowings are secured by our Carson City land and building.  There was a $1,590,260 outstanding balance under the terms of this mortgage as of June 30, 2008.

There are certain financial and non-financial covenants that we must meet to be in compliance with the terms of the November 2007 Wells Fargo credit facility, and the Union Bank mortgage.  At June 30, 2008, we were in compliance with the Union Bank covenant and all but one of the Wells Fargo covenants.  In the fourth quarter of 2008, we had a net loss that exceeded the quarterly $300,000 loss restriction covenant in the Wells Fargo credit facility.  This covenant was waived by Wells Fargo at no charge. Current forecasts indicate that a quarterly covenant may not be met at the 9/30/2008 measurement date, therefore we have included $146,000 of debt related to the term note to short term debt from long term debt. If a covenant violation does in fact occur, we would request a waiver at that time, and do not believe the debt would become immediately due.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

The Company leases its existing office and warehouse facilities in Irvine, California and Beaverton, Oregon.  The Irvine lease expires in March 2018 and the Beaverton lease expires in April 2014.  These leases require the Company to pay insurance, taxes, and other expenses related to the leased space.  Total rent expense in 2008 and 2007 was $625,000 and $310,000, respectively.  Future minimum lease payments for the fiscal year ending June 30 are:

2009	$450,015
2010	$469,137
2011	$488,325
2012	$507,585
2013	$526,917
2014-2018	$2,408,635
Total	$4,850,614

On June 23, 2008, the Orange County Water District (“OCWD”) filed a complaint in the Superior Court of the State of California in the County of Orange concerning remediation of alleged ground water contamination in the Orange County Groundwater South Basin; Orange County Water District v. Sabic Innovative Plastics U.S. LLC, etal., Case No 00078246.  The South Basin underlies parts of Santa Ana, California and adjacent cities.  The complaint identifies 17 named defendants, including Pro-Dex, and also designates 400 unnamed Doe defendants.

The complaint alleges that the defendants contaminated the South Basin with volatile organic chemicals (“VOCs”) and perchlorate through various activities at properties each defendant now controls or has controlled in the past.  Through its lawsuit, the OCWD seeks compensatory relief for all its own remedial activities, and injunctive relief to compel the defendants to undertake remedial activities in general.  The complaint does not, however, specify any remedial activities that the OCWD has undertaken to date or any remedial activities that it seeks any particular defendants to undertake.  Moreover, from our investigation of OCWD’s remedial activities to date, we have determined that the OCWD is in the early stages of its remedial investigation for the South Basin groundwater contamination.

As noted above, 16 other entities are named defendants in this case along with Pro-Dex.  While some may be small businesses, others are larger corporations or their subsidiaries.  Further, as this case progresses, the OCWD is likely to add at least a few more named defendants to the case from the 400 Doe defendants it has designated in the current complaint.  In the uncertain event that Pro-Dex would be held liable in the case, OCWD’s total recovery probably would be allocated among several defendants, each of which would pay only a proportionate share of that total recovery.

Because of the vagueness of the complaint, the early stage of the OCWD’s remedial activities in the South Basin, and the likelihood that any recovery the OCWD may gain will be allocated among several defendants, our liability, as well as our costs of defending, monitoring and concluding our involvement in this case are uncertain, and those costs cannot now be estimated.

Our manufacture and distribution of certain products involves a risk of legal action, and, from time to time, we are named as defendants in lawsuits. It is not reasonably possible to estimate the awards or damages, or the range of awards or damages, if any, we might incur in connection with such litigation.  Management is not aware of any other material actual, pending or threatened litigation at this time.

NOTE 5 - Income Taxes

The provisions for income taxes for the years ended June 30, 2008 and 2007 are as follows:

		Fiscal Year ended June 30,
		2008	2007
Current:
	Federal	$(403,000)	$201,000
	State	(29,000)	45,000
Deferred:
	Federal	425,000	(111,000)
	State	8,000	(66,000)
Provision for Income taxes		$1,000	$69,000

A reconciliation of the expected tax to the amount computed by applying the federal statutory income tax rates to income before income taxes is as follows:

	Fiscal Year ended June 30,
	2008	2007
Federal income tax at the statutory rate	$108,000	$195,000
State Income taxes, net of federal tax benefit	39,000	58,000
Tax Incentives	(122,000)	(195,000)
Tax effect of non-deductible items	51,000	(5,000)
FIN 48 Liability	(84,000)
Other	9,000	16,000
Provision for Income taxes	$1,000	$69,000

Deferred income tax assets and liabilities in the accompanying consolidated balance sheet at June 30, 2008 and 2007 are as follows:

	Fiscal Year ended June 30,
Current Deferred income tax assets	2008	2007

Deferred tax assets
Accrued expenses	$535,000	$389,000
Inventories	660,000	535,000
Net Operating Losses	73,000	-
Income tax credit carry forwards	-	202,000
Total deferred tax assets	1,268,000	1,126,000

Deferred tax liabilities
State taxes	$(92,000)	$(35,000)
Total deferred tax liabilities	(92,000)	(35,000)

Net Current Deferred tax assets	$1,176,000	$1,091,000

	Fiscal Year ended June 30,
Long Term Deferred income tax assets/(liabilities)	2008	2007

Deferred tax assets
Intangible assets	$268,000	$450,000
Non cash stock based compensation	113,000	65,000
Income tax credit carry forwards	351,000	-
Total deferred tax assets	732,000	515,000

Deferred tax liabilities
State taxes	$(57,000)	$(97,000)
Depreciation	(965,000)	(189,000)
Total deferred tax liabilities	(1,022,000)	(286,000)

Net Deferred tax assets/(liabilities)	$(290,000)	$229,000

We have state net operating loss carry forwards for June 30, 2008 and 2007 of $1,002,000 and $0, respectively.  We have federal tax credits of $103,000 and $0 for June 30, 2008 and 2007, respectively, and state tax credits of $248,000 and $202,000 for June 30, 2008 and 2007, respectively.

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

As of June 30, 2008, the Company has provided a liability for $114,000 of unrecognized tax benefits related to various federal and state income tax matters.  Of this total, $62,000 relates to R&D credits and would reduce the Company’s income tax expense if recognized and would result in a corresponding decrease in the Company’s effective tax rate.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Year Ended June 30,
2008
Beginning Balance	$212,000
Additions based on tax provisions related to the current year	$-
Addtions for tax positions in prior years	$-
Reductions for tax provisions of prior years	$(98,000)
Settlements	$-
Ending Balance	$114,000

We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of June 30, 2008, we had approximately $52,000 in accrued interest and penalties which is included as a component of the $114,000 unrecognized tax benefit noted above. The liability for the payment of interest and penalties has increased by approximately $0 for the twelve months ended June 30, 2008.

We are undergoing an examination by the Internal Revenue Service (IRS) of its Federal income tax returns filed for the fiscal years ending June 30, 2004, June 30, 2005 and June 30, 2006.  Findings of the examination indicate that there may have been differences in the timing of our tax payments due to the treatment of inventory uniform capitalization rules.  As a result of the examination, we paid approximately $179,000 of additional tax payments in May 2008.  Subsequent to year end, we received a final interest invoice and paid $31,000 of interest to the IRS.  The interest amounts have been accrued and are included in accrued expenses and interest as of June 30, 2008.  Although we have not received a final audit closing notification, we believe it will conclude in the next 12 months and do not believe there will be any material adjustments resulting from the examination beyond those described above.  We believe the appropriate provisions for all outstanding issues have been made for all years under audit.

            We are subject to income tax of multiple state tax jurisdictions.  Our state income tax returns are open to audit under the statute of limitations for the years ended June 30, 2003 through June 30, 2007.  We do not anticipate a significant change to the total amount of unrecognized tax benefits within the next 12 months.

NOTE 6 - SHAREHOLDERS' EQUITY

Stock Options

The Board of Directors and the shareholders of the Company have approved and adopted two equity compensation plans, pursuant to which i)  options to purchase, or ii) restricted shares, may be granted in an aggregate of 2,500,000 shares of common stock that may be granted to officers, directors, and employees of the Company.   Upon its adoption, the employee stock option plan had 2,000,000 options to purchase shares or restricted shares issuable and the directors’ plan had 500,000 options to purchase shares.  There are options to purchase 346,045 shares remaining under the employee option plan, and options to purchase 130,000 shares remaining under the directors option plan for a total of 476,045 shares remaining under both option plans at June 30, 2008 that are available to grant in future years.  The aggregate amount of shares available to employees under the employee stock option plan was increased by 500,000 to the current level of shares available at the 2006 annual shareholders meeting.  New shares are created as such options are exercised or restricted shares are granted.  Share-based compensation expense reduced the Company’s results of operations as shown:

	Fiscal Year ended June 30,
	2008	2007
Share-based compensation expense recognized:
General and administrative, options	87,000	86,000
General and administrative, restricted stock	117,000	156,000
Related deferred tax benefit	(47,000)	(62,000)
Decrease in net income	$157,000	$180,000

Decrease in basic earnings per share	$0.02	$0.02
Decrease in diluted earnings per share	$0.02	$0.02

As of June 30, 2008, there was $101,104 of total unrecognized compensation cost related to 123,000 non vested outstanding stock options with a per share weighted average value of $0.82.  The unrecognized expense is anticipated to be recognized on a straight-line basis over a weighted average period of 1.3 years.

The following is a summary of stock option activity:

	2008		2007
		Weighted- Average		Weighted- Average
Fixed Options	Shares	Exercise Price	Shares	Exercise Price
Outstanding at beginning of year	1,038,500	$1.60	1,204,316	$1.68
Granted	101,000	1.50	166,000	1.49
Exercised	-	-	(106,816)	0.45
Forfeited	(30,000)	1.86	(225,000)	2.52
Outstanding at end of year	1,109,500	$1.58	1,038,500	$1.60

Exercisable at end of year	986,500	$1.58	881,250	$1.56

Weighted-average fair value per
Option granted during the year		$0.79		$0.94

The following table summarizes information regarding options outstanding and options exercisable at June 30, 2008:

		Options Outstanding			Options Exercisable
		Weighted- Average	Weighted- Average	Aggregate		Weighted- Average	Aggregate
Range of	Number	Remaining	Exercise	Intrinsic	Number	Exercise	Intrinsic
Exercise Price	Outstanding	Contractual Life	Price	Value	Outstanding	Price	Value
$0.42 to $0.81	260,000	3.7 years	$0.70	$216,200	260,000	$0.70	$216,200
$1.08 to $1.56	432,000	6.4 years	1.37	$68,220	327,750	1.34	$61,958
$1.74 to $2.18	242,500	3.7 years	2.04	$-	236,250	1.99	$-
$2.44 to $3.30	175,000	7.0 years	2.77	$-	162,500	2.79	$-
Total	1,109,500	5.3 years	$1.58	$284,420	986,500	$1.58	$278,158

The option plans are substantially similar, call for vesting as approved by the Board of Directors of six months for directors and up to five years for employees, and allow for the options to be outstanding for a period of up to ten years but are forfeited 30 days after the holder ceases to be an employee or director.

Restricted Stock

In connection with the employment agreement with our Chief Executive Officer, a restricted stock grant of 340,000 shares of common stock was made in February 2007.  These shares vest in four equal installments of 25% or 85,000 shares per year over 4 years.  The common stock price at the date of the grant was $1.38.  New shares are issued with the issuance of each installment of restricted stock.  The fair value of the grant is calculated as the number of shares multiplied by the grant price.  The compensation expense is recognized over the vesting period of the grant.  Approximately $117,000 in compensation expense for the restricted stock was recognized in fiscal year 2008.

The following is a summary of restricted share activity:

	2008		2007
		Weighted- Average		Weighted- Average
Restricted shares	Shares	Exercise Price	Shares	Exercise Price
Outstanding at beginning of year	255,000	$1.38	-	$-
Granted	-	-	340,000	1.38
Exercised	(85,000)	1.38	(85,000)	1.38
Forfeited	-	-	-	-
Outstanding at end of year	170,000	$1.38	255,000	$1.38

Exercisable at end of year	-	$-	-	$-

As of June 30, 2008, there was $196,000 of total unrecognized compensation cost related to 141,667 non vested outstanding restricted shares with a per share weighted average value of $1.38.  The unrecognized expense is anticipated to be recognized on a straight-line basis over a weighted average period of 1.7 years.

Stock Warrants

At June 30, 2008, warrants to acquire 100,000 shares of common stock were outstanding. These warrants are fully vested, have a weighted-average exercise price of $1.25 and a weighted-average remaining life of 1.0 years.

NOTE 7 - NET INCOME PER SHARE

            The following table reconciles the weighted average shares outstanding for basic and diluted net income per share for the years ended June 30 as indicated.

	2008	2007
Net income	$317,000	$506,000
Basic net income per common share:
Weighted average number of common shares outstanding	9,736,429	9,579,055
Basic net income per common share	$0.03	$0.05

Diluted net income per share:
Weighted average of common shares outstanding	9,736,429	9,579,055
Effect of potentially dilutive securities (options)	169,761	152,434
Effect of potentially dilutive securities (restricted shares)	8,160	-
Effect of potentially dilutive securities (warrants)	10,000	7,552
Weighted average number of common and shares -
Diluted	9,924,350	9,739,041
Diluted net income per common share	$0.03	$0.05

NOTE 8 - MAJOR CUSTOMERS

We had two major customers (defined as a customer that represented greater than 10% of the Company’s total revenues) in the year ended June 30, 2008 and 2007.

		Year ended June 30,
	2008		2007
	Revenues	Accts. Rec.	Revenues	Accts. Rec.
Customer 1	$4,429,000	$408,000	$5,059,000	$961,000
Customer 2	$8,075,000	$621,000	$3,643,000	$128,000

Part III

Item 1.  Index to Exhibits

Exhibit No.	Document

3.1	Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K filed April 23, 2007).
3.2	Bylaws (incorporated herein by reference to Exhibit 3.2 to the Company’s Form 8-K filed April 23, 2007).

10.1*	1994 Employees Stock Option Plan, as amended (incorporated herein by reference to Exhibit 10.22 to the Company’s Registration Statement on Form S-4 filed April 13, 1994).
10.2*	1994 Directors Stock Option Plan as amended (incorporated herein by reference to Exhibit 10.22 to the Company’s Registration Statement on Form S-4 filed April 13, 1994).
10.3*	First Amended and Restated 2004 Stock Option Plan (incorporated herein by reference to Exhibit 4.0 to the Company’s Form S-8 filed March 9, 2007 ).
10.4*	2004 Directors Stock Option Plan (incorporated herein by reference to Exhibit 4.2 to the Company’s Form S-8 filed January 23, 2004).
10.5	Audit Committee Charter (incorporated herein by reference to Exhibit 10.26 to the Company’s Form 10-KSB filed October 1, 2002).

10.6	Asset Purchase Agreement, dated October 31, 2005 between IntraVantage, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed November 2, 2005).
10.7	Exclusive License Agreement, dated October 31, 2005, between Pro-Dex, Inc. and IntraVantage, Inc. (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed November 2, 2005).
10.8	Royalty Agreement, dated October 31, 2005, between Pro-Dex, Inc. and IntraVantage, Inc. (incorporated herein by reference to Exhibit 10.3 to the Company’s Form 8-K filed November 2, 2005).
10.9

Asset Purchase Agreement, dated January 5, 2006 between Pro-Dex, Astromec, Inc., Astromec, Inc., M.D. Glover, Inc., Malcolm D. Glover, Jr., and Malcolm D. Glover, Sr. (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed January 6, 2006).

10.10

Purchase and Sale Agreement and Escrow Instructions, dated January 3, 2006, between Pro-Dex, Inc. and M.D. Glover, Inc. (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed January 6, 2006).

10.11	Term Note, dated January 4, 2006, by Pro-Dex, Inc. and Wells Fargo Bank, National Association (incorporated herein by reference to Exhibit 10.3 to the Company’s Form 8-K filed January 6, 2006).
10.12

Loan Agreement, dated January 4, 2006, between Pro-Dex, Inc. and Wells Fargo Bank, National Association (incorporated herein by reference to Exhibit 10.4 to the Company’s Form 8-K filed January 6, 2006).

10.13

Promissory Note, dated March 4, 2006, effective March 30, 2006, by Pro-Dex, Inc. in favor of Union Bank of California, National Association  (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed April 3, 2006).

10.14

Loan Agreement, dated March 4, 2006, effective March 30, 2006, by Pro-Dex, Inc. in favor of Union Bank of California, National Association (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed April 3, 2006).

10.15*	Employment Agreement with Mark Murphy dated August 14, 2006 (incorporated herein by reference to Exhibit 10.44 to the Company’s Form 10-KSB filed September 28, 2006).
10.16	Lease agreement with Irvine Business Properties, dated August 17, 2007 (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed August 23, 2007).
10.17*	Letter Agreement with Patrick Johnson dated October 18, 2006 (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed October 24, 2006).
21.1xx	List of Subsidiaries (incorporated herein by reference to Exhibit 21.1 to the Company’s Form 10-KSB filed September 28, 2007).
23.1 xx	Consent Letter of Moss Adams LLP.
31.1 xx	Certification of the Chief Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 xx	Certification of the Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32 xx	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

/ s / Mark P. Murphy	September 22, 2008
---------------------------------	------------------------------------
Mark P. Murphy	Date
President, Chief Executive Officer and Director
(Principal Executive Officer)

/ s / Jeffrey J. Ritchey	September 22, 2008
---------------------------------	-------------------------------------
Jeffrey J. Ritchey	Date
Treasurer, Chief Financial Officer & Secretary
(Principal Financial and Accounting Officer)

/ s / George J. Isaac	September 22, 2008
----------------------------------	----------------------------------------
George J. Isaac	Date
Director
/ s / Michael Mesenbrink	September 22, 2008
---------------------------------	----------------------------------------
Michael Mesenbrink	Date
Director
/ s / Valerio Giannini --------------------------------- Valerio Gianinni	September 22, 2008 ----------------------------------------
Director	Date
/ s / William L. Healey --------------------------------- William L. Healey	September 22, 2008 ----------------------------------------
Director	Date

End of Filing