Form 10KSB/A
period 2008-06-30
PRO DEX INC
filed 2008-10-28
CIK 788920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-KSB/A
AMENDMENT NO. 1

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

The number of shares outstanding of each of the issuer’s classes of common equity outstanding as of the latest practicable date: 9,717,488 shares of Common Stock, no par value, as of October 16, 2008.

DOCUMENTS INCORPORATED BY REFERENCE: None

Transitional Small Business Disclosure Format:        Yes [  ] No [X]

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-KSB is being filed to include the information required by Part III, Items 9, 10, 11, 12, and 14 and to update the information required by Part III, Item 13.

Cautionary statement pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

When used in this Amendment No. 1 to Form 10-KSB, the words "expects,” "anticipates," "estimates," "believes," "hopes," "intends," "forecasts" and similar expressions are intended to identify "forward-looking statements." These statements which are not historical or current facts are made pursuant to the safe harbor provisions of Section 27a of the Securities Act of 1933, as amended and Section 21e of the Securities Exchange Act of 1934, as amended, and the Company intends that such forward-looking statements be subject to those safe harbor provisions for such statements. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date of this report. While forward-looking statements represent management's best judgment as to what may occur in the future, they are subject to risks, uncertainties and important factors beyond the control of the Company that could cause actual results and events to differ materially from historical results of operations and events as well as those presently anticipated or projected. These factors include adverse economic conditions, entry of new and stronger competitors, capital availability, unexpected costs, failure to capitalize upon access to new customers, and marketplace delisting. Other risks and uncertainties which may affect forward-looking statements about the Company's business and prospects include, but are not limited to, the ramifications of the continued industry consolidation of dental and medical products manufacturers, dealers and distributors, managed health care, the Company's ability to effectively integrate operations of acquired companies, market acceptance and support of new products, maintaining favorable supplier relationships, the inability to engage qualified human resources as needed, regulatory compliance and general economic conditions. The Company disclaims any obligations subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

PART III

Item 9.   Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance With Section 16(a) of the Exchange Act.

Set forth below is certain information with respect to the directors and other non-director key management personnel of the Company.

Name	Age	Position with Company
Mark P. Murphy	49	Chief Executive Officer, President and Director
George J. Isaac	63	Director (1)
Michael A. Mesenbrink	61	Director (1)
William L. Healey	63	Director (1)
Valerio L. Giannini	70	Director (1)
Jeffrey J. Ritchey	45	Treasurer, Chief Financial Officer and Secretary
Patrick L. Johnson	47	Executive Vice President and Chief Business Development Officer

_____________________________

(1) Member of the Audit and Compensation Committees.

Messrs. Giannini, Mesenbrink, Healey and Isaac are “independent” directors as such term is defined in Rule 4200(a)(15) of the Nasdaq Marketplace Rules.

DIRECTORS

Mark P. Murphy (49) was appointed the Company’s Chief Executive Officer and President in August 2006. From September 1995 to August 2006, Mr. Murphy served in senior executive roles including Executive Vice President, Chief Financial Officer, Chief Operating Officer and a director of Kyocera Tycom Corporation, a manufacturing company that designs and sells precision cutting instruments, where he managed the firm’s 400 employees worldwide.  Prior to Kyocera Tycom, Mr. Murphy was Chief Operating Officer and a director of Dynamotion Corporation and was with Arthur Young & Co’s audit and consulting practice.  Mr. Murphy earned a B.A. in Business Administration and an M.B.A. in Finance from California State University at Fullerton.  Mr. Murphy has been a director of the Company since 2002.

George J. Isaac (63) is a Certified Public Accountant and has had his own certified public accounting firm since 2003.  Mr. Isaac has served as a consultant to the Company and its predecessor from 1978 until 1984, was the Company’s Chief Financial Officer from August 1995 to July 2002, and Secretary from July 2002 to October 2003.  Mr. Isaac was a principal in the certified public accounting firm of Joseph B. Cohan and Associates, Worcester, Massachusetts from 1978 to 1995.  Mr. Isaac is a director of Professional Sales Associates, Inc., a dental product sales organization, and Commerce Bank & Trust and is a trustee of Becker College.  Mr. Isaac received a B.S. degree in Business Administration from Clark University in Worcester, Massachusetts. Mr. Isaac has been a director of the Company since 1995.

Michael A. Mesenbrink (61) has been an associate with Plethora Businesses, since 2007, conducting mergers and acquisitions, corporate finance, and business brokerage activities.  Prior to that, from 2004 to 2006, he was CEO of The Center for Advanced Laparoscopic Surgery, a national bariatric surgery practice and company, and has been in the medical device and health care industry for 34 years. From 2001 to 2002, he has served as CEO of a multi-national sports medicine company, Innovation Sports, Inc. Prior to that, he served as Executive Vice President of a public medical device company, Medstone International. In 1983 he was co founder of Medical Imaging Centers of America (MICA), a $225MM market cap public company.  Mr. Mesenbrink was formerly with Johnson & Johnson; Becton-Dickinson and has founded several companies and held many senior management roles in cardiovascular, surgery, and radiology product based companies.  Mr. Mesenbrink received a BA degree in zoology from San Jose State University in 1970 and did postgraduate studies at the Menai Bridge Ocean Science Laboratories, University of Wales, U.K.  Mr. Mesenbrink has been a director of the Company since 2002.

William L. Healey (63) has been a private investor and business consultant since 2006. From 2002 to 2005, he served as President and Chief Executive Officer of Cal Quality Electronics, an electronics manufacturing company. Mr. Healey served as a private investor and consultant from 1999 to 2002. He served as Chairman of the Board of Smartflex Systems, an electronics manufacturing company, from 1996 to 1999 and as its President and Chief Executive Officer from 1989 to 1999. Prior to 1989, Mr. Healey served in a number of senior executive positions with Silicon Systems, including Senior Vice President of Operations. Mr. Healey also serves as a director of Microsemi Corporation and Sypris Solutions Inc.  Mr. Healey has been a director of the Company since 2007.

Valerio L. Giannini (70) has been a principal of Newcap Partners, a Los Angeles based private investment banking firm since 1995.  He previously served as CEO of a subsidiary of the Geneva Companies, which was then a subsidiary of Chemical Bank.  Mr. Giannini joined Geneva from Cumberland Investment Group; a New York based private investment banking partnership. Prior to Cumberland, he held appointments as Director of White House Operations and as a Deputy Assistant Secretary of Commerce. Mr. Giannini was also previously with the Corporate Planning Division of IIT Research Institute (Chicago) and the Corporate Finance department of Kidder, Peabody & Co., New York.  Mr. Giannini holds a B.S.E. from Princeton University. Mr. Giannini has been a director of the Company since 2002.

NON-DIRECTOR KEY MANAGEMENT PERSONNEL

Jeffrey J. Ritchey (45) is the Company’s Treasurer, Chief Financial Officer and Secretary. Mr. Ritchey joined the Company’s Micro Motors subsidiary as Controller in August 2001 and became the Company’s Chief Financial Officer in July 2002 and Secretary in October 2003.  Mr. Ritchey served as the interim Chief Executive Officer of the Company from April 2006 to August 2006.  Mr. Ritchey’s previous experience includes serving as the Controller and Finance Director of Kyocera Tycom Corporation from 1997 to 2001 and corporate and operational positions at Hughes Electronics and DIRECTV (subsidiaries of General Motors) from 1990 to 1997.  Mr. Ritchey received B. S. degrees in Economics and Finance and a M.S. degree in Finance from the University of Arizona and is a Chartered Financial Analyst (“CFA”) charterholder.

Patrick L. Johnson (47) is the Company’s Executive Vice President and Chief Business Development Officer.  He joined the Company’s Micro Motors subsidiary as Vice President and General Manager in March 2000 and served as the President and CEO of the Company from September 2002 to April 2006 and as a director of the Company from December 2005 to October 2006.  Prior to joining the Company, Mr. Johnson served as General Manager of Analytic Endodontics, Inc. (a division of Sybron Dental) from 1997 to 2000 and General Manager of Tycom Dental, Inc. from 1996 to 1997, both dental related product manufacturers.  Prior to that, Mr. Johnson served as Vice-President and General Manager of Dabico, Inc., a manufacturing company that specialized in the design and manufacture of in-ground service equipment for commercial and military aircraft.  Mr. Johnson received B.A. degrees in Legal Studies and Philosophy from the University of California at Santa Cruz and a M.B.A. degree from Pepperdine University.

TERM OF OFFICE

The Company’s Articles of Incorporation, as amended, do not currently provide for the classification of the Company’s Board of Directors.  Prior to the 2007 Annual Shareholder Meeting, the Articles provided for the classification of the Company’s Board of Directors, with one Class standing for re-election at each annual meeting of shareholders.  The Board of Directors is currently composed of five (5) members.  At the 2007 Annual Shareholders Meeting the shareholders approved the elimination of the classification of the Board with the exception that the term of Mr. Murphy, who was previously a Class III director and will continue until the normal expiration of his term in 2009.   As a result, the Board of Directors currently has one remaining director (Mr. Murphy) whose term expires in 2009, and all the other directors or their successor nominees stand for election each year.  At the 2009 shareholders’ meeting all director positions will be up for election.

BOARD OF DIRECTORS MEETINGS AND RELATED MATTERS

During the fiscal year ended June 30, 2008, the Board of Directors held five meetings and there were no actions by unanimous written consent.  Included in the five meetings were meetings of the Independent Members Committee that consisted of three Board members, Michael A. Mesenbrink, George Isaac and Valerio L. Giannini until William L. Healey joined the Committee in December 2007 and thereafter such Committee consisted of four members.  The Independent Members Committee is comprised entirely of non-employee, “independent” directors (as defined in Rule 4200(a)(15) of the Nasdaq Marketplace Rules).  No director attended less than 75% of the aggregate of all meetings of the Board of Directors and all meetings of committees of the Board of Directors upon which he served.

The Board of Directors has an Audit Committee that consists of four Board members, Michael A. Mesenbrink, George Isaac, Valerio L. Giannini, and William L. Healey.  William L. Healey joined the Audit Committee in December 2007.  The Audit Committee is comprised entirely of non-employee, “independent” directors (as defined in Rule 4200(a)(15) of the Nasdaq Marketplace Rules ) and operates under a written charter adopted by the Board of Directors.  The duties of the Audit Committee include meeting with the independent public accountants of the Company to review the scope of the annual audit and to review the quarterly and annual financial statements of the Company before the statements are released to the Company's shareholders. The Audit Committee also evaluates the independent public accountants' performance and appoint or replace the independent public accounting firm subject if applicable, to shareholder ratification for the ensuing fiscal year.  A copy of the Audit Committee’s current charter may be found at the Company’s website at www.pro-dex.com.  The charter may be found as follows:  From our main web page, first click on ”Investor Relations,” and then click on “Governance,” and then click on “Audit Committee Charter.”  The Audit Committee and Board of Directors have confirmed that the Audit Committee does and will continue to include at least three members and has confirmed that Mr. Isaac meets applicable SEC regulations for designation as an “Audit Committee Financial Expert” and being “independent” based upon his experience noted herein.  The Audit Committee held six meetings during the fiscal year ended June 30, 2008.

The Board of Directors has a Compensation Committee that consists of four Board members, Michael A. Mesenbrink, George Isaac, Valerio L. Giannini, and William L. Healey.  William L. Healey joined the Compensation Committee in December 2007.  The Compensation Committee is comprised entirely of non-employee, “independent” directors (as defined in Rule 4200(a)(15) of the Nasdaq Marketplace Rules) and operates under a written charter adopted by the Board of Directors, a copy of which may be found at the Company’s website at www.pro-dex.com.  The charter may be found as follows:  From our main web page, first click on ”Investor Relations,” then click on “Governance,” and then click on “Compensation Committee Charter.”  The Compensation Committee establishes compensation policies applicable to the Company’s executive officers.  The Compensation Committee held two meetings and there were three actions by unanimous written consent during the fiscal year ended June 30, 2008.

The entire Board of Directors performs the functions of a nominating committee.  In such capacity, the Board identifies and reviews the qualifications of candidate nominees to the Board of Directors.  The procedures followed by the Board in the nomination process are set forth in “Procedures as Governing the Nominating Process” which serves as the Board’s charter concerning nominating matters.  The Procedures may be found on the Company’s website at www.pro-dex.com as follows:    From our main web page, first click on ”Investor Relations,” then click on “Governance,” and then click on “Procedures as Governing the Nominating Process.”

The Board will consider candidate nominees for election as a director who are recommended by shareholders.  Recommendations should be sent to the Secretary of the Company and should include the candidate's name and qualifications and a statement from the candidate that he or she consents to being named in the proxy statement and will serve as a director if elected. In order for any such candidate to be considered for nomination and, if nominated, to be included in the proxy statement, such recommendation must be received by the Secretary not less than 120 days prior to the anniversary date of the Company's mailing of its proxy statement for the most recent annual meeting of shareholders.

The Board of Directors believes that it is desirable that directors possess an understanding of the Company's business environment and have the requisite knowledge, skills, expertise and diversity of experience such that the Board's ability to manage and direct the affairs and business of the Company is enhanced.  Additional considerations may include an individual’s capacity to enhance the ability of committees of the Board to fulfill their duties and/or satisfy any independence requirements imposed by law, regulation or listing requirements.  The Board of Directors may receive candidate nomination suggestions from current Board members, Company executive officers or other sources, which may be either unsolicited or in response to requests from the Board for such candidates.  The Board may also, from time to time, engage firms that specialize in identifying director candidates.  Once a person has been identified by the Board as a potential candidate, the Board may collect and review publicly available information regarding the person to assess whether the person should be considered further. If the Board determines that the candidate warrants further consideration, a member of the Board may contact the person. Generally, if the person expresses a willingness to be considered and to serve on the Board, the Board may request information from the candidate, review the person's accomplishments and qualifications and may conduct one or more interviews with the candidate.  The Board may consider all such information in light of information regarding any other candidates that the Board might be evaluating for nomination to the Board of Directors.  Board members may also contact one or more references provided by the candidate or may contact other members of the business community or other persons that may have greater first-hand knowledge of the candidate's accomplishments.  With the nominee’s consent, the Board may also engage an outside firm to conduct background checks on candidates as part of the nominee evaluation process.  The Board's evaluation process does not vary based on the source of the recommendation.

As of June 30, 2008, four of the five members of the Board were “independent” directors (as defined in Rule 4200(a)(15) of the Nasdaq Marketplace Rules ).  No paid consultants were engaged by the Company, the Board or any of its committees for the purposes of identifying qualified, interested Board candidates.  A copy of the Board Procedures Concerning Nominations may be found at the Company’s website at www.pro-dex.com .  The Procedures may be found as follows:  From our main web page, first click on ”Investor Relations,” and then click on “Governance,” and then click on “Procedures Governing the Nominating Function”.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

No director or executive officer of the Company serves as an officer, director or member of a compensation committee of any other entity for which an executive officer or director thereof is also a member of the Company’s Board of Directors.

FAMILY RELATIONSHIPS

There are no family relationships among the Company’s executive officers and directors.

CODE OF BUSINESS CONDUCT AND ETHICS

Our code of business conduct and ethics, as approved by our board of directors, can be obtained from our Internet site at http://www.pro-dex.com/code_of_ethics.php.

We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K relating to amendments to or waivers from provisions of the code that relate to one of more of the items set forth in Item 406(b) of Regulation S-B and its successor regulation, by describing on our Internet site, within four business days following the date of a waiver or a substantive amendment, the date of the waiver or amendment, the nature of the amendment or waiver, and the name of the person to whom the waiver was granted.

Information on our Internet site is not, and shall not be deemed to be, a part of this report or incorporated into any other filings we make with the Securities and Exchange Commission (“SEC”).

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Under Section 16(a) of the Securities Exchange Act of 1934, as amended, the directors and officers of the Company and any person who owns more than ten percent of the Company’s Common Stock are required to report their initial ownership of the Company’s Common Stock and any subsequent changes in that ownership to the SEC and the Nasdaq Capital Market. Officers, directors and greater than 10% shareholders are required by SEC regulations to furnish the Company with copies of all forms they file in accordance with Section 16(a).  Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no other reports were required for those persons, the Company believes that, during the fiscal year ended June 30, 2008, its officers, directors and greater than 10% shareholders complied with all filing requirements applicable to such persons.

Item 10.   Executive Compensation.

COMPENSATION OF EXECUTIVE OFFICERS AND MANAGEMENT

The following table sets forth certain compensation information for the fiscal years ended June 30, 2008 and 2007, by our principal executive officer and the other two most highly paid executive officers of the Company serving as such at the end of the fiscal year ended 2008 whose aggregate total annual salary and bonus for such year exceeded $100,000 (collectively, the “Named Executive Officers”).

Summary Compensation Table

						Non-Equity
						Incentive
Name and		Salary	Bonus	Stock Awards	Option Awards	Plan Compensation	All Other Compensation	Total
Principal Position	Year	($)	($)	($)(1)	($)(2)	($)(3)	($)(4)	($)

Mark P. Murphy (5)(8)(9)	2008	$289,823	$-	$117,300	$-	$-	$15,107	$422,230
Director, President	2007	$226,673	$-	$156,400	$-	$-	$7,469	$390,542
and CEO

Jeffrey J. Ritchey (6)	2008	$158,701	$-	$-	$5,496	$12,256	$13,778	$190,231
Treasurer, CFO	2007	$147,194	$5,300	$-	$8,606	$2,931	$9,641	$173,672
and Secretary

Patrick Johnson (7)	2008	$197,885	$-	$-	$-	$13,461	$16,124	$227,470
Executive Vice President	2007	$186,923	$-	$-	$-	$2,250	$11,639	$200,812
Chief Business Dev. Officer

__________________________

(1)

This column represents the dollar amount recognized for financial statement reporting purposes with respect to the years ended June 30, 2007 and 2008 for the fair value of stock awards granted to each of our Named Executive Officers calculated in accordance with SFAS 123(R).  Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions.  For additional information on the valuation assumptions with respect to the restricted stock awards, refer to Note 6 of our financial statements in our Annual Report on Form 10-KSB for the years ended June 30, 2007 and 2008, as filed with the SEC.  These amounts reflect only our accounting expense for these stock awards and do not correspond to the actual value that will be recognized by our Named Executive Officers.

(2)

This column represents the dollar amount recognized for financial statement reporting purposes with respect to the years ended June 30, 2007 and 2008 for the fair value of stock options granted to each of our Named Executive Officers calculated in accordance with SFAS 123(R).  Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions.  For additional information on the valuation assumptions with respect to these option grants, refer to Notes 2 and 6 of our financial statements in our Annual Report on Form 10-KSB for the years ended June 30, 2007 and 2008, as filed with the SEC.  These amounts reflect only our accounting expense for these option grants and do not correspond to the actual value that will be recognized by our Named Executive Officers.  See the Outstanding Equity Awards at June 30, 2007 and 2008 table below for more information on options held by the Named Executive Officers.  Stock options awarded have a term of ten years; vest in equal annual installments over a period of up to five years, and an exercise price equal to the Company’s closing price for its Common Stock on the Nasdaq Capital Market on the date of grant.

(3)

In 2008, non-equity incentive plan compensation payments were made in cash in the second, third and fourth quarters for first, second and third quarter performance due to the achievement of the Company’s quarterly internal operating targets. Operating targets were not met in the remaining fourth quarter and, accordingly, no payments were made corresponding to such quarter. In 2007, non-equity incentive plan compensation payments were made in cash in the second quarter for first quarter performance due to the achievement of the Company’s quarterly internal operating targets. Operating targets were not met in the remaining three quarters and, accordingly, no payments were made corresponding to such quarters.

(4)	All Other Compensation consists of:

Name	Year	Health insurance and related payments	Matching contributions to the Company's 401(k) plan	Total ($)

Mark P. Murphy	2008	$13,726	$1,381	$15,107
	2007	$7,065	$404	$7,469

Jeffrey J. Ritchey	2008	$11,642	$2,136	$13,778
	2007	$7,699	$1,942	$9,641

Patrick Johnson	2008	$13,483	$2,641	$16,124
	2007	$9,318	$2,321	$11,639

(5)	Mr. Murphy was elected a Director of the Company in August, 2002 and commenced employment with the Company as President and Chief Executive Officer in August 2006.
(6)

Mr. Ritchey commenced employment with the Company in August 2001 and was named Treasurer and Chief Financial Officer in July 2002 and Secretary in October 2003.   Mr. Ritchey was appointed interim President and Chief Executive Officer in April 2006 after the resignation of Mr. Johnson and held those officer positions until the appointment of the Company’s current President and Chief Executive Officer, Mark P. Murphy, in August 2006.

(7)

Mr. Johnson commenced employment with the Company in April 2000 and was named President and Chief Executive Officer in September 2002. Mr. Johnson resigned as President and Chief Executive Officer in April 2006, at which time he was appointed Executive Vice President and Chief Business Development Officer.  Mr. Johnson resigned as a Director in October 2006.

(8)

Under the terms of his employment agreement, on February 21, 2007, Mr. Murphy received a grant of 340,000 restricted shares of the Company's Common Stock in replacement of his stock appreciation rights previously awarded upon execution of such agreement.  The restricted shares vest at the rate of 85,000 shares per year commencing on the grant date which vesting is subject to acceleration upon certain liquidity events as described under “Employment Agreement with Mark Murphy.”

(9)	Included in the 2007 Salary and Total for Mr. Murphy is $3,750 of director fees earned prior to his becoming an employee of the Company.

EMPLOYMENT AGREEMENTS AND EXECUTIVE COMPENSATION

Employment Agreement with Mark P. Murphy

Mr. Murphy has an employment agreement (“Murphy Employment Agreement”) with the Company dated August 14, 2006, and amended May 15, 2008 concerning his employment as the Company's President and Chief Executive Officer. Under the terms of the Murphy Employment Agreement, Mr. Murphy is to receive an annual salary of $280,000, subject to annual CPI adjustment, plus health and life insurance benefits available to all Company employees.

In addition to the foregoing salary and benefits, Mr. Murphy is eligible for additional compensation if he remains employed by the Company on a full time basis ("Continuing Employment Status") including the following:

An annual bonus equal to (i) 0.75% of his annual salary, times (ii) each one percent (or any portion thereof) increases in pre-tax earnings (excluding the impact of: (a) extraordinary gains and losses as defined by generally accepted accounting principles, (b) write-downs of goodwill, (c) gains or losses on the sale of a business or product line, (d) losses due to a force majure, (e) change in accounting method due to a change in GAAP during its first year of application, and (f) gains or losses on lawsuits unrelated to the operations of the business, but including (1) changes in balance sheet accruals for bad debts, inventory, warranty and other operational estimates, and (2) any other factor affecting pre-tax income that is not specifically excluded in (a) through (f) above) per share for fiscal years ending after July 1, 2006 over the prior fiscal year. The annual bonus shall be payable within ten days after Mr. Murphy has signed and the Company has filed with the SEC the required Chief Executive Officer certifications, without qualification, for Form 10-KSB (or Form 10-K, as the case may be) for the most recent fiscal year. Such Continuing Employment Status shall not be required for additional compensation under the "annual bonus" benefits in the event that during the period (i) following the conclusion of the Company's fiscal year and (ii) prior to the Company's filing of Form 10-KSB (or Form 10-K, as the case may be), his employment is terminated by the Company without "Cause" or he resigns for "Good Reason," each as defined below. If his employment has been terminated by the Company without Cause prior to the time that he has signed such certifications, or by Mr. Murphy for Good Reason prior to the time that he has signed such certifications, the annual bonus shall be payable within thirty (30) days following the termination of his employment.  The actual annual bonus for fiscal year ending June 30, 2007 shall not exceed $25,000 and shall not exceed $50,000 for fiscal year ending June 30, 2008.  The bonus is not limited for fiscal years ending after June 30, 2008.  There was no annual bonus earned or paid for the fiscal years ending June 30, 2007 or 2008.

The agreement also provides for a second bonus equal to the appreciation of an aggregate of 450,000 shares of the Company's Common Stock over the closing price of such number of shares on the day preceding the starting date of his employment with the Company. Entitlement to this second bonus was to vest at the rate of 33.333% per year commencing with the first anniversary of such starting date (subject to acceleration in certain events as described below), and all or any part of each incremental vested portion was to be exercisable within five years from the date such increment first vested and payable in cash in installments.

The second bonus may be replaced at the Company's sole option on or before February 28, 2007 with a grant of 340,000 restricted shares of the Company's Common Stock of the Company in accordance with an equity incentive compensation plan vesting at the rate of 85,000 shares per year commencing January 2, 2007 or the grant date, whichever is later. If the restricted stock grant is pursuant to the Company's general equity incentive plan for its key employees as approved by the Company's Board of Directors and shareholders, then the Company is obligated to register such shares with the SEC.  The Company replaced the stock appreciation rights with the restricted stock grant in February, 2007 and registered the shares with the SEC.

In the event of a transaction in which the Company's shareholders receive cash or marketable securities for their shares of stock of the Company (a "Liquidity Event"), the vesting of the unvested restricted shares or portion of the second bonus will accelerate immediately prior to the Liquidity Event based on the amount received by the Company's shareholders for their shares: 100% of the unvested  restricted shares if the consideration received by Pro-Dex shareholders is $5 per share or greater; 80% if between $4 and $5; and 60% if between $3 and $4.

In the event Mr. Murphy is terminated involuntarily by the Company without "Cause" or resigns with "Good Reason" as defined below, the Company shall pay him his (i) annual salary up through the date of termination plus (ii) accrued vacation plus (iii) severance equal to $280,000 and (iv) any annual bonus or second bonus earned but not yet paid as of the termination date.  With the exception of the earned amount of his annual bonus (to be paid within thirty (30) days of his termination), the severance payment referred to above shall be made in equal incremental payments over a period of twelve (12) months from the termination date.

The Murphy Employment Agreement defines "Cause" as termination due to: (i) Mr. Murphy's failure or inability to perform his duties with the Company or a related entity; (ii) his failure to substantially follow and comply with the specific and lawful directives of the Board or any officer of the Company or a related entity to whom he reports directly; (iii) the Board's determination on advice of counsel of his commission of an act of fraud or dishonesty; his engagement in illegal conduct, gross misconduct or an act of moral turpitude; or his material violation of any material written policy, guideline, code, handbook or similar document governing the conduct of directors, officers or employees of the Company or its related entities; or (iv) a material breach by Mr. Murphy of the terms of the Murphy Employment Agreement. The Murphy Employment Agreement defines "Good Reason" as: (i) a reduction in Mr. Murphy's salary or failure of the Company to pay any amount owing to him under the Murphy Employment Agreement when due; or a material reduction in benefits provided to him under the Murphy Employment Agreement; (ii) the Company's requiring him to be based full time in any office or location outside of a sixty (60) mile radius from his current residence in Yorba Linda, California; (iii) his being requested by the Board to execute any documents or take any action in violation of any laws or regulations applicable to the Company, commit an act of fraud or dishonesty violation of any material written policy, guideline, code, handbook or similar document governing the conduct of directors, officers or employees of the Company or its related entities; (iv) a Liquidity Event, in which he is not offered an executive position with substantially comparable compensation, benefits and incentives with any successor to the Company based in any office or location inside a sixty (60) miles radius from his current residence in Yorba Linda; California; or (v) a material breach by the Company of the Murphy Employment Agreement.  Both the Company and Mr. Murphy have a 30 day cure period following a notice of "Cause" or "Good Reason" as the case may be.

Employment Agreement with Patrick L. Johnson

Mr. Johnson has an employment agreement (“Johnson Employment Agreement”) with the Company dated December 4, 2007, concerning his employment as the Company’s Executive Vice President and Chief Business Development Officer.  Under the terms of the Johnson Employment Agreement, Mr. Johnson is to receive an annual salary of $180,000, a bonus equal to 7.5% of base salary if quarterly operating targets are met and an additional 7.5% of base salary if annual operating targets are met.  If targets are exceeded, the bonus level shall increase by the same percentage increase.  If less than 80% of the target is achieved, the bonus is reduced to zero. Mr. Johnson is entitled to severance equal to four months of his annual salary if he is terminated involuntarily.

Employment Agreement with Jeffrey J. Ritchey

Mr. Ritchey has an employment agreement (“Ritchey Employment Agreement”) with the Company dated December 4, 2007, concerning his employment as the Company’s Chief Financial Officer and Secretary.  Under the terms of the Ritchey Employment Agreement, Mr. Ritchey is to receive an annual salary of $165,000, a bonus equal to 7.5% of base salary if quarterly operating targets are met and an additional 7.5% of base salary if annual operating targets are met.  If targets are exceeded, the bonus level shall increase by the same percentage increase.  If less than 80% of the target is achieved, the bonus is reduced to zero. Mr. Ritchey will also receive an annual stock option grant of 6,000 shares in accordance with the Company’s Employee Stock Option Plan, and is entitled to severance equal to four months of his annual salary if he is terminated involuntarily.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

The following table sets forth information about outstanding equity awards held by our Named Executive Officers as of June 30, 2008.

Outstanding Equity Awards at June 30, 2008

	Option Awards				Stock Awards
	Number of Securities	Number of Securities			Number of Shares or Units of Stock That Have Not Vested (#)(2)	Market Value of Shares or Units of Stock That Have Not Vested ($)
	Underlying Unexercised Options (#) Exercisable (1)	Underlying Unexercised Options (#) Unexercisable(1)	Option Exercise Price ($)	Option Expiration Date
Mark P. Murphy	15,000	--	$2.67	9/29/2014	--	--
	15,000	--	$3.24	9/28/2015	--	--
	--	--	--	--	141,667	$195,800

Jeffrey J. Ritchey	20,000	--	$1.12	7/31/11	--	--
	20,000	--	$0.81	12/31/11	--	--
	60,000	--	$0.42	9/26/12	--	--
	20,000	--	$2.90	5/17/15	--	--
	1,500	4,500	$1.45	11/30/16	--	--
	--	6,000	$1.49	12/03/17	--	--

Patrick Johnson	125,000	--	$2.18	3/7/10	--	--
	75,000	--	$1.08	6/29/11	--	--
	112,500	--	$0.81	12/31/11	--	--
	100,000	--	$1.42	9/5/12	--	--

(1)           All of Mr. Murphy’s and Mr. Johnson’s options have vested.  Mr. Ritchey’s options vest through December 2011 as follows:  1,500 at $1.45 in each of December 2008, December 2009 and December 2010 and 1,500 at $1.49 in each of December 2008, December 2009, December 2010 and December 2011.

(2)           Mr. Murphy’s restricted stock grant of 340,000 shares was awarded in February 2007 and 85,000 shares immediately vested upon grant, leaving 255,000 shares unvested at February 2007.  In the sixteen months from February 2007 through June 2008, an additional 113,333 shares vested at a rate of 7,083.33 shares per month, leaving 141,667 shares unvested as of June 30, 2008.

COMPENSATION OF DIRECTORS

Directors of the Company who are not also employees receive a fee of $3,000 per quarter plus $1,000 per board meeting, plus $750 per each day of committee meetings attended, together with reasonable expenses of attendance at board meetings and committee meetings. The Company’s shareholders have approved the 2004 Director Stock Option Plan pursuant to which non-employee directors may be granted options to purchase shares of the Company’s Common Stock. In accordance with the 2004 Director Stock Option Plan’s provisions, the Board of Directors previously adopted a policy to grant each outside director an initial option to purchase 20,000 shares of Common Stock on the date of his commencement of service as a director and an option to purchase 15,000 shares on each anniversary date of such service, exercisable at the closing price of the Company’s Common Stock on the Nasdaq Capital Market on the date of such grant. The maximum term of each option is ten years. The options fully vest after 6 months and expire 90 days from the termination of the director’s service on the Company’s Board of Directors.

The directors’ fees paid in the fiscal year ended June 30, 2008 are as follows:

Director Compensation

Name	Fees Earned or Paid in Cash ($)	Option Awards ($) (1)	Total ($)

George J. Isaac (2)	$19,250	$12,278	$31,528

Mark P. Murphy (3)	$-	$-	$-

Michael Mesenbrink (4)	$19,250	$11,874	$31,124

Valerio Giannini (5)	$19,250	$10,461	$29,711

William L. Healey (6)	$6,000	$14,354	$20,354

___________________

(1)

This column represents the dollar amount recognized for financial statement reporting purposes with respect to the years ended June 30, 2008 for the fair value of stock options granted to each of our directors calculated in accordance with SFAS 123(R).  Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions.  For additional information on the valuation assumptions with respect to these option grants, refer to Notes 2 and 6 of our financial statements.  These amounts reflect only our accounting expense for these option grants and do not correspond to the actual value that will be recognized by our directors.  During the fiscal year ended June 30, 2008, the Company’s non-employee Directors, Messrs. Isaac, Mesenbrink, and Giannini, were each granted options to purchase 15,000 shares of Common Stock, exercisable at share prices of $1.56, $1.53 and $1.47 per share, respectively.  Mr. Healey was granted options to purchase 20,000 shares of Common Stock, exercisable at a per share prices of $1.49.

(2)	At June 30, 2008, Mr. Isaac held options to purchase an aggregate of 75,000 shares of Common Stock at a weighted average exercise price of $1.97 per share, of which 75,000 options were vested.

(3)	At June 30, 2008, Mr. Murphy held options to purchase an aggregate of 30,000 shares of Common Stock at a weighted average exercise price of $2.96 per share, of which 30,000 options were vested.

(4)	At June 30, 2008, Mr. Mesenbrink held options to purchase an aggregate of 95,000 shares of Common Stock at a weighted average exercise price of $1.74 per share, of which 95,000 options were vested.

(5)	At June 30, 2008, Mr. Giannini held options to purchase an aggregate of 75,000 shares of Common Stock at a weighted average exercise price of $2.04 per share, of which 75,000 options were vested.

(6)	At June 30, 2008, Mr. Healey held options to purchase an aggregate of 20,000 shares of Common Stock at a weighted average exercise price of $1.49 per share, of which 20,000 options were vested.

Item 11.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information with respect to the beneficial ownership of the Company’s Common Stock as of October 15, 2008, by (i) each person known by the Company to beneficially own more than 5% of the outstanding shares of Common Stock, (ii) each of the Company’s current directors, (iii) each of the Named Executive Officers (as hereinafter defined), and (iv) all current directors and Named Executive Officers of the Company as a group.

Name of Beneficial Owner(1)	Number of Shares of Common Stock Beneficially Owned(2)	Percent of Common Stock Beneficially Owned(3)
First Wilshire Securities Management Inc. 1224 East Green Street Pasadena, CA 91106	1,559,284	16.0%
Ronald G. Coss 3 Overlook Drive Newport Coast, CA 92657	1,316,879(4)	13.4%

George J. Isaac	179,500(4)	1.8%
Mark P. Murphy	253,200(4)	2.6%
Michael A. Mesenbrink	95,000(4)	1.0%
Valerio L. Giannini	95,000(4)	1.0%
William, L. Healey	20,000(4)	*

Patrick Johnson	458,430(4)	4.5%
Jeffrey J. Ritchey	125,500(4)	1.3%

All Named Executive Officers and directors as a group (7 persons)	1,226,630(4)	11.6%

__________________________

* Less than 1%.

1.	Unless otherwise indicated, the address is c/o Pro-Dex, Inc., 2361 McGaw Avenue, Irvine, California 92614.
2.

Unless otherwise indicated, to the Company’s knowledge, the persons named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property and similar laws, where applicable.

3.

Applicable percentage ownership is based on 9,717,488 shares of Common Stock outstanding as of October 15, 2008.  Any securities not outstanding but subject to warrants or options exercisable as of October 15, 2008 or exercisable within 60 days after such date are deemed to be outstanding for the purpose of computing the percentage of outstanding Common Stock beneficially owned by the person holding such warrants or options but are not deemed to be outstanding for the purpose of computing the percentage of Common Stock beneficially owned by any other person.

4.

Includes shares of Common Stock issuable upon the exercise of warrants and options which were exercisable as of October 15, 2008 or exercisable within 60 days after October 15, 2008, as follows: Mr. Coss, 100,000 shares, Mr. Isaac, 75,000 shares; Mr. Murphy, 30,000 shares; Mr. Mesenbrink, 95,000 shares; Mr. Giannini, 75,000 shares; Mr. Healey 20,000 shares, Mr. Johnson, 412,500 shares; Mr. Ritchey, 121,500 shares, and all current directors and Named Executive Officers as a group, 829,000 shares.

EQUITY COMPENSATION PLAN INFORMATION

            The following table sets forth information about the Company’s Common Stock that may be issued upon the exercise of options under all of the Company’s equity compensation plans as of June 30, 2008.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Available for Issuance Under Equity Compensation Plans (excluding services reflected in column (a))
	(a)	(b)	(c)

Plans Approved by Stockholders: 1994 Employee Option Plan 2004 Employee Option Plan 1994 Director Option Plan 2004 Director Option Plan	565,000 419,500 65,000 230,000	$1.24 $1.69 $1.40 $2.15	- 346,046 - 130,000

Plans Not Approved by Stockholders: Warrants(1)	100,000	$1.25	-

Total	1,379,500	$1.56	476,045

(1)           At June 30, 2008, warrants to acquire 100,000 shares of Common Stock were outstanding. These warrants are fully vested, have a weighted-average exercise price of $1.25 and a weighted-average remaining life of 1.0 years.

Options and Warrants Generally

For options and warrants other than those discussed above, the Board of Directors, as the administrator of the Company’s 1994 and 2004 Employee Stock Option Plans and the 1994 and 2004 Director Stock Option Plans, has the discretion to accelerate any outstanding options held by the employees and directors in the event of an acquisition of the Company by a merger or asset sale in which the outstanding options under each such plan are not to be assumed by the successor corporation or substituted with options to purchase shares of such corporation.

Item 12.   Certain Relationships and Related Transactions, and Director Independence.

Messrs. Giannini, Mesenbrink, Healey and Isaac are “independent” directors as such term is defined in Rule 4200(a)(15) of the Nasdaq Marketplace Rules.  The entire Board of Directors, including Mr. Murphy, our Chief Executive Officer and President, performs the functions of a nominating committee.

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

10.15*	Employment Agreement with Mark Murphy dated August 14, 2006 (incorporated herein by reference to Exhibit 10.44 to the Company’s Form 10-KSB filed September 28, 2006).
10.16	Lease agreement with Irvine Business Properties, dated August 17, 2007 (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed August 23, 2007).
10.17*	Letter Agreement with Patrick Johnson dated October 18, 2006 (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed October 24, 2006).

21.1	List of Subsidiaries (incorporated herein by reference to Exhibit 21.1 to the Company’s Form 10-KSB filed September 28, 2007).
23.1	Consent Letter of Moss Adams LLP (incorporated herein by reference to Exhibit 23.1 to the Company’s Form 10-KSB filed September 22, 2008).
31.1

Certification of the Chief Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated herein by reference to Exhibit 31.1 to the Company’s Form 10-KSB filed September 22, 2008).

31.2

Certification of the Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated herein by reference to Exhibit 31.2 to the Company’s Form 10-KSB filed September 22, 2008).

31.3xx	Certification of the Chief Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.4xx	Certification of the Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32

Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated herein by reference to Exhibit 32 to the Company’s Form 10-KSB filed September 22, 2008).

* Denotes management contract or compensatory arrangement.

xx Filed herewith.

Item 14.   Principal Accountant Fees and Services.

ACCOUNTING FEES

The Audit Committee's policy is to pre-approve all auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for the Company by its independent auditor, subject to the de minimis exceptions for non-audit services described in Section 10A(i)(1)(B) of the Exchange Act which are approved by the Audit Committee prior to the completion of the audit.  The Audit Committee considers whether the performance of any service by the Company’s independent auditors is compatible with maintaining such auditor’s independence.

The following table sets forth the aggregate fees billed to the Company for the fiscal years ended June 30, 2008 and June 30, 2007 by the Company’s auditors, all of which were preapproved by the Audit Committee:

	Years ended June 30,
Audit Fees¹	2008 $158,000	2007 $131,000
Audit-Related Fees²	$0	$2,725
Tax Fees³	$59,000	$30,570
All Other Fees[4]	$0	$0
Total	$217,000	$164,295

(1) Audit Fees consist of fees billed for professional services rendered for the audit of the Company’s consolidated annual financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by Moss Adams LLP, in connection with statutory and regulatory filings or engagements.

(2) Audit-Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not reported under “Audit Fees.” This category includes fees related to the filing of the S-8 registration statement for the 2004 Restated Stock Option Plan; and consultation regarding accounting or disclosure treatment of transactions or events and/or the actual or potential impact of final or proposed rules, standards or interpretation by the SEC, FASB or other regulatory or standard-setting bodies as well as general assistance with implementation of the requirements of SEC rules or listing standards promulgated pursuant to the Sarbanes–Oxley Act of 2002.

(3) Tax Fees consist of fees billed for professional services rendered for tax compliance, tax advice and tax planning. These services include assistance regarding federal state and local tax compliance, planning and advice.

(4) All Other Fees consist of fees for products and services other than the services reported above.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRO-DEX INC.
/ s / Mark P. Murphy	October 27, 2008
---------------------------------	------------------------------------
Mark P. Murphy	Date
President, Chief Executive Officer and Director
(Principal Executive Officer)

            In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/ s / Mark P. Murphy	October 27, 2008
---------------------------------	------------------------------------
Mark P. Murphy	Date
President, Chief Executive Officer and Director
(Principal Executive Officer)

/ s / Jeffrey J. Ritchey	October 27, 2008
---------------------------------	-------------------------------------
Jeffrey J. Ritchey	Date
Treasurer, Chief Financial Officer & Secretary
(Principal Financial and Accounting Officer)

/ s / George J. Isaac	October 27, 2008
----------------------------------	----------------------------------------
George J. Isaac	Date
Director
/ s / Michael Mesenbrink	October 27, 2008
---------------------------------	----------------------------------------
Michael Mesenbrink	Date
Director
/ s / Valerio Giannini --------------------------------- Valerio Gianinni	October 27, 2008 ----------------------------------------
Director	Date
/ s / William L. Healey --------------------------------- William L. Healey	October 27, 2008 ----------------------------------------
Director	Date