Form 10-Q
period 2008-09-30
PRO DEX INC
filed 2008-11-13
CIK 788920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2008

OR

[  ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ______ to ______.

Commission File Number    0-14942

PRO-DEX, INC.

(Exact name of Registrant as Specified in its Charter)

Colorado	84-1261240
(State or Other Jurisdiction of	(IRS Employer Identification No.)
Incorporation or Organization)

2361 McGaw Avenue, Irvine, California 92614

(Address of Principal Executive Offices)

Registrant's telephone number including area code: 949-769-3200

Indicate by check mark whether the registrant: (1) has filed all reports required by Section 13 or 15(d) of the  Exchange Act during the  past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past  90 days.    Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of  “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer [  ]  Accelerated Filer [  ]  Non-Accelerated Filer  [  ]  Smaller reporting company [ x ]

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date:  9,702,288 shares of Common Stock, no par value, as of November 3, 2008.

INDEX

Pro-Dex, Inc.

Item 1.      Financial Statements

PRO-DEX, INC. and SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
	September 30, 2008 (unaudited)	June 30,2008 (audited)
ASSETS
Current assets:
Cash and cash equivalents	$384,000	$517,000
Accounts receivable, net of allowance for doubtful accounts
of $130,000 at September 30, 2008 and $144,000 at June 30, 2008	3,183,000	2,842,000
Other current receivables	-	205,000
Inventories	4,640,000	5,101,000
Prepaid expenses	265,000	214,000
Prepaid income taxes	869,000	860,000
Deferred income taxes	1,182,000	1,176,000
Total current assets	10,523,000	10,915,000

Property, plant, equipment, net	6,416,000	6,470,000
Other assets:
Goodwill	2,997,000	2,997,000
Intangibles - Patents, net	1,197,000	1,221,000
Other	62,000	68,000
Total other assets	4,256,000	4,286,000

Total assets	$21,195,000	$21,671,000

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Credit Line	$2,600,000	$2,000,000
Accounts payable	1,303,000	1,736,000
Accrued expenses	1,712,000	2,053,000
Income taxes payable	-	114,000
Current portion of term note	333,000	396,000
Current portion of real estate loan	31,000	30,000
Total current liabilities	5,979,000	6,329,000
Long-term liabilities
Real estate loan	1,553,000	1,560,000
Patent deferred payable	44,000	44,000
Deferred income taxes	290,000	290,000
Deferred rent	167,000	150,000
Total long-term liabilities	2,054,000	2,044,000
Total liabilities	8,033,000	8,373,000
Commitments and contingencies
Shareholders' equity:
Common shares; no par value; 50,000,000 shares authorized;
9,738,437 shares issued and outstanding September 30, 2008,
9,803,366 shares issued and outstanding June 30, 2008,	16,527,000	16,545,000
Accumulated deficit	(3,365,000)	(3,247,000)

Total shareholders' equity	13,162,000	13,298,000

Total liabilities and shareholders' equity	$21,195,000	$21,671,000

PRO-DEX, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Three months ended September 30 (unaudited)

	2008	2007

Net sales	$5,656,000	$5,992,000

Cost of sales	3,902,000	3,839,000
Gross profit	1,754,000	2,153,000

Operating expenses:
Selling expenses	344,000	323,000
General and administrative expenses	835,000	735,000
Research and development costs	731,000	575,000
Total operating expenses	1,910,000	1,633,000

Income (loss) from operations	(156,000)	520,000

Other income (expense):
Other expense, net	-	6,000
Royalty income	2,000	6,000
Interest expense	(61,000)	(47,000)
Total	(59,000)	(35,000)

Income (loss) before provision (benefit) for income taxes	(215,000)	485,000

Provision (benefit) for income taxes	(97,000)	159,000
Net income (loss)	$(118,000)	$326,000

Net income (loss) per share:
Basic	$(0.01)	$0.03
Diluted	$(0.01)	$0.03

Weighted average shares outstanding - basic	9,783,407	9,718,366
Weighted average shares outstanding - diluted	9,783,407	9,947,884

See notes to consolidated financial statements.

PRO-DEX, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three months ended September 30 (unaudited)

	2008	2007
Cash Flows from Operating Activities:
Net Income (Loss)	$(118,000)	$326,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	222,000	120,000
Stock based compensation	42,000	48,000
(Recovery of) provision for doubtful accounts	(14,000)	(12,000)
Provision for slow moving and obsolete inventory	-	15,000
(Decrease) in deferred taxes	(5,000)	-
Changes in:
(Increase) decrease in accounts receivable	(122,000)	481,000
Decrease in inventories	461,000	172,000
(Increase) in prepaid expenses	(50,000)	(51,000)
(Increase) decrease in other assets	5,000	(12,000)
(Decrease) Increase in accounts payable and accrued expenses	(756,000)	58,000
(Decrease) in income taxes payable	(124,000)	(53,000)
Net Cash (used by) provided by Operating Activities	(459,000)	1,092,000

Cash Flows From Investing Activities:
Purchases of equipment and leasehold improvements	(144,000)	(344,000)

Net Cash used in Investing Activities	(144,000)	(344,000)

Cash Flows from Financing Activities:
Net borrowing (payments) on line of credit	600,000	(300,000)
Principal payments on term note	(63,000)	(63,000)
Principal payments on mortgage	(7,000)	(7,000)
Stock Repurchases	(60,000)	-

Net Cash provided by (used by) Financing Activities	470,000	(370,000)

Net Increase (decrease) in Cash and Cash Equivalents	(133,000)	378,000
Cash and Cash Equivalents, beginning of period	517,000	403,000

Cash and Cash Equivalents, end of period	$384,000	$781,000

Supplemental Information
Cash payments for interest	$56,000	$45,000

Cash payments for income taxes	$-	$215,000

See notes to consolidated financial statements.

PRO-DEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.         BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Pro-Dex, Inc. (“we”, “us”, “our”, “Pro-Dex” or the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-K. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the audited financial statements presented in our Annual Report for the fiscal year ended June 30, 2008.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results of operations for such interim periods are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2008.

NOTE 2.         INVENTORIES

            Inventories are stated at the lower of cost (the first-in, first-out method) or market and consist of the following:

	September 30, 2008	June 30, 2008
	(unaudited)	(audited)
Raw Materials	$1,683,257	$1,874,302
Work in process	1,135,000	993,000
Development costs under contract	232,000	200,000
Finished goods	1,589,743	2,033,698
Total inventories	$4,640,000	$5,101,000

NOTE 3.         WARRANTY

The warranty reserve is based on historical costs of warranty repairs and expected future identifiable warranty expenses.  As of September 30, 2008, we carried a warranty reserve of $878,000, which was comprised of $60,000 for future warranty expenses related to products that are currently in the process of being repaired, $776,000 for future warranty expenses related to products that are still in the field, and $42,000 for our legacy dental and industrial products.  Warranty expenses are reflected in the financial statements in cost of sales (“COS”).  The total warranty expense reflected in the cost of sales was $201,000 for the quarter ended September 30, 2008 and $366,000 for the quarter ended September 30, 2007.  The warranty accrual and expenses for the three months ended September 30, 2008 and 2007 are presented below:

	Three months Ended September 30,
	2008	2007
Beginning Balance	$861,000	$469,000
Cash cost reducing accrual	(184,000)	(392,000)
Increased reserve expensed	201,000	366,000
Ending Balance	$878,000	$443,000

NOTE 4.         NET INCOME PER SHARE

            The following table reconciles the weighted average shares outstanding for basic and diluted net (loss) income per share for the periods indicated.  For the period ending September 30, 2008, there were 61,332 potentially dilutive options not included as they would have been anti-dilutive due to the loss.

	Three Months Ended September 30,
	2008	2007
Net (loss) income	$(118,000)	$326,000
Basic net (loss) income per common share:
Weighted average number of common shares outstanding	9,783,407	9,718,366
Basic net (loss) income per common share	$(0.01)	$0.03

Diluted net (loss) income per share:
Weighted average of common shares outstanding	9,783,407	9,718,366
Effect of potentially dilutive securities (options)	-	195,355
Effect of potentially dilutive securities (restricted shares)	-	21,038
Effect of potentially dilutive securities (warrants)	-	13,125
Weighted average number of common and shares -
Diluted	9,783,407	9,947,884
Diluted net (loss) income per common share	$(0.01)	$0.03

NOTE 5.         CREDIT FACILITIES

On November 1, 2007, our existing credit facility with Wells Fargo was replaced with an expanded facility with a total borrowing capacity of $6,562,500.  Included in the increase is an increase in the credit line borrowing availability from $2,000,000 to $4,000,000.  The credit line’s terms require monthly interest payments at the prime rate of interest (5.00% at September 30, 2008); or LIBOR (4.0% at September 30, 2008) plus 1.75%, at our discretion, based on outstanding borrowings.  The total effective interest rate at September 30, 2008 for borrowings on the credit line was 5.0%.  The credit facility expires on November 1, 2009.  In addition to the credit line, a term commitment is available for borrowings for amounts up to $2,000,000.  We can take advances against this commitment through November 1, 2008, at which time the outstanding borrowings against this commitment will be converted to a term loan, to be amortized and repaid over 60 months.  The term commitment’s terms require monthly interest payments at the prime rate of interest; or LIBOR plus 2.0%, at our discretion, based on outstanding borrowings.  The borrowings from this term commitment were used for construction financing of tenant improvements for our Irvine, California facility.  The term loan that was entered into in January 2006 to finance the Astromec purchase remains in place.  As of September 30, 2008, there was a principal balance on this term loan of $333,333 which is required to be fully paid-off in January 2010, in accordance with its amortization schedule.  The term loan’s terms require monthly interest payments at the prime rate of interest; or LIBOR plus 2.5%, at our discretion, based on outstanding borrowings, with no minimum interest charge.  The total effective interest rate at September 30, 2008 for borrowings on the term loan was 5.0%.  All assets of the Company except our Carson City land and building secure the outstanding borrowings from Wells Fargo. There was $2,600,000 borrowed under the credit line and nothing borrowed against term commitment facility as of September 30, 2008.  The total eligible additional borrowing capacity at September 30, 2008 was $3,400,000.  See Note 11 for additional information concerning the tenant improvement credit facility.

In March 2006, we entered into a 10-year mortgage with Union Bank of California for $1,650,000.  Its terms require monthly interest payments at a fixed rate of 6.73% based on outstanding borrowings.  The principal payments on the mortgage note are based on a 25-year amortization of the note and are $11,000 per month beginning May 1, 2006.  The outstanding borrowings are secured by our Carson City land and building.  There was an outstanding balance of approximately $1,583,000 under the terms of this mortgage as of September 30, 2008.

There are certain financial and non-financial covenants that we must meet to be in compliance with the terms of the Wells Fargo credit facility (which includes the term loan and the line of credit), as amended, and the Union Bank mortgage.  At September 30, 2008, we had a net loss which violated the quarterly loss covenant in the Wells Fargo credit facility.  This covenant was waived by Wells Fargo at a charge of $5,000.  Consequently, we have included $83,000 of debt related to the term note to short term debt from long term debt.

NOTE 7.         INCOME TAXES

Deferred income taxes are provided on a liability method whereby deferred tax assets and liabilities are recognized for temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.  We have tax credit carry forwards totaling $247,000 for state tax purposes that do not expire and can be carried forward indefinitely until fully utilized.

            Significant management judgment is required in determining our provision for income taxes and the recoverability of our deferred tax asset.  Such determination is based on our estimates of future taxable income by jurisdictions in which we operate and the period over which our deferred tax assets will be recoverable.  In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to establish a valuation allowance, which could result in a tax provision up to the carrying value of our deferred tax assets.

As of September 30, 2008, we have accrued $88,000 of uncertain tax positions related to various federal and state income tax matters.  Of this total, $79,000 relates to R&D credits and would reduce the Company’s income tax expense if recognized and would result in a corresponding decrease in the Company’s effective tax rate.

During the quarter, the Internal Revenue Service effectively settled its audit of our federal income tax returns for the fiscal years ended June 30, 2004 through June 30, 2006.  This settlement resulted in the reversal of $41,000 of unrecognized tax benefits associated with Section 263A costs we reported, which reduced our tax expense by $6,000, thereby reducing our income tax benefit for the three months ended September 30, 2008.  Our remaining FIN 48 tax liability as of September 30, 2008, related to the fiscal years ended June 30, 2004 through June 30, 2006, is $88,000.  We have not identified any new unrecognized tax benefits.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at July 1, 2008	$114,000
Additions based on tax positions related to the current year	0
Additions for tax positions of prior years	$ 15,000
Reductions for tax positions of prior years	0
Reduction for Settlements	($ 41,000)
-----------
Balance at September 30, 2008	$ 88,000

We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of September 30, 2008, we had approximately $26,000 in accrued interest and penalties which is included as a component of the $88,000 unrecognized tax benefit noted above. The liability for the payment of interest and penalties has increased by approximately $15,000 for the three months ended September 30, 2008.

Pro-Dex and its subsidiary are subject to U.S. federal income tax, as well as income tax of multiple state tax jurisdictions. We are currently open to audit under the statute of limitations by the Internal Revenue Service for the years ended June 30, 2007 through June 30, 2008.  The Company’s state income tax returns are open to audit under the statute of limitations for the years ended June 30, 2004 through June 30, 2008. The company does not anticipate a significant change to the total amount of unrecognized tax benefits within the next 12 months.

NOTE 8.         SHARE-BASED COMPENSATION

Share-based compensation expense recognized under SFAS 123(R) for the three months ended September 30, 2008 and 2007 was $42,000 and $48,000, respectively, which was related to stock options and restricted stock grants vesting in 2008 and 2007.  Share-based compensation expense reduced our results of operations as follows:

	Three months ended September 30,
	(unaudited)
	2008	2007
Share-based compensation expense recognized:
General and administrative, options	$13,000	$19,000
General and administrative, restricted stock	29,000	29,000
Subtotal expense	42,000	48,000
Related deferred tax benefit	(12,000)	(12,000)
Decrease in net income	$30,000	$36,000

Decrease in basic earnings per share	$0.00	$0.00
Decrease in diluted earnings per share	$0.00	$0.00

As of September 30, 2008, there was $98,736 of total unrecognized compensation cost related to 146,750 non-vested outstanding stock options with a per share weighted average price of $1.46.  The unrecognized expense is anticipated to be recognized on a straight-line basis over a weighted average period of 1.0 years.  The following is a summary of stock option activity in the three months ending September 30:

	2008		2007
		Weighted- Average		Weighted- Average
Fixed Options	Shares	Exercise Price	Shares	Exercise Price
Outstanding at beginning of fiscal year (7/1)	1,109,500	$1.58	1,038,500	$1.60
Granted	30,000	0.96	30,000	1.55
Exercised	-	-	-	-
Forfeited	-	-	-	-
Outstanding at end of period (9/30)	1,139,500	$1.58	1,068,500	$1.60

Exercisable at end of period (9/30)	992,750	$1.60	881,250	$1.56

Weighted-average fair value per
Option granted during the period		$0.45		$0.81

The following table summarizes information regarding options outstanding and options exercisable at September 30, 2008:

		Options Outstanding			Options Exercisable
		Weighted- Average	Weighted- Average	Aggregate		Weighted- Average	Aggregate
Range of	Number	Remaining	Exercise	Intrinsic	Number	Exercise	Intrinsic
Exercise Price	Outstanding	Contractual Life	Price	Value	Outstanding	Price	Value
$0.42 to $0.81	260,000	3.5 years	$0.70	$65,400	260,000	$0.70	$65,400
$1.08 to $1.56	462,000	6.4 years	1.32	$450	327,750	1.38	$-
$1.74 to $2.18	242,500	3.5 years	2.04	$-	242,500	2.04	$-
$2.44 to $3.30	175,000	6.8 years	2.77	$-	162,500	2.79	$-
Total	1,139,500	5.2 years	$1.58	$65,850	992,750	$1.60	$65,400

Restricted Stock

The following is a summary of restricted share activity in the three months ending September 30:

	2008		2007
		Weighted-Average		Weighted- Average
Restricted shares	Shares	Exercise Price	Shares	Exercise Price
Outstanding at beginning of fiscal year (7/1)	170,000	$1.38	255,000	$1.38
Granted	-	-	-	-
Issued	-	$-	-	-
Forfeited	-	-	-	-
Outstanding at end of period (9/30)	170,000	$1.38	255,000	$1.38

Exercisable at end of period (9/30)	120,417	$1.38	-	$-

As of September 30, 2008, there was $166,175 of total unrecognized compensation cost related to 120,417 non-vested outstanding restricted shares with a per share weighted average price of $1.38.  The unrecognized expense is anticipated to be recognized on a straight-line basis over a period of 1.4 years.

Stock Warrants

At September 30, 2008, warrants to acquire 100,000 shares of common stock were outstanding. These warrants are fully vested, have a weighted-average exercise price of $1.25 and a weighted-average remaining life of 0.75 years.

NOTE 9.         MAJOR CUSTOMERS

We had two major customers (defined as a customer that represents greater than 10% of the Company’s total revenues) in the three months ended September 30, 2008 and 2007.

	Three months ended September 30,
		(unaudited)
	2008		2007
	Revenues	Accts. Rec.	Revenues	Accts. Rec.
Customer 1	$1,046,000	$409,000	$1,319,000	$431,000
Customer 2	$1,408,000	$978,000	$1,235,000	$563,000

NOTE 10.       COMMITMENTS AND CONTINGENCIES

Our manufacture and distribution of certain products involves a risk of legal action, and, from time to time, we are named as defendants in lawsuits. It is not reasonably possible to estimate the awards or damages, or the range of awards or damages, if any, we might incur in connection with such litigation.  Other than the case pending with the Orange County Water District, management is not aware of any material actual, pending or threatened litigation at this time.

On June 23, 2008, the Orange County Water District (“OCWD”) filed a complaint in the Superior Court of the State of California in the County of Orange concerning remediation of alleged ground water contamination in the Orange County Groundwater South Basin; Orange County Water District v. Sabic Innovative Plastics U.S. LLC, et al., Case No. 00078246.  The South Basin underlies parts of Santa Ana, California and adjacent cities.  The complaint identifies 17 named defendants, including Pro-Dex, and also designates 400 unnamed Doe defendants.  ..  The Company moved out of this Santa Ana site in April, 2008 and has no remaining operations there.

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

As noted above, 16 other entities are named defendants in this case along with Pro-Dex.  While some are small businesses, others are larger corporations or their subsidiaries.  Further, as this case progresses, the OCWD is likely to add at least a few more named defendants to the case from the 400 Doe defendants it has designated in the current complaint.  In the indeterminable event that Pro-Dex would be held liable in the case, OCWD’s total recovery probably would be allocated among several defendants, each of which would pay only a proportionate share of that total recovery.

Because of the vagueness of the complaint, the early stage of the OCWD’s remedial activities in the South Basin, and the likelihood that any recovery the OCWD may gain will be allocated among several defendants, our liability, as well as our costs of defending, monitoring and concluding our involvement in this case are uncertain, and those costs cannot now be estimated.

NOTE 11.       SUBSEQUENT EVENT

 On October 1, 2008, we converted the full $2,000,000 available under the term commitment portion of the credit facility from the open credit facility to the term commitment.  This facility is expected to be converted to a five year term loan in November 2008, and amortized and repaid over 60 months.  Its initial terms were to require monthly interest payments at the prime rate of interest (5.0% at September 30, 2008); or LIBOR (4.0% at September 30, 2008) plus 2.0%, at our discretion, based on outstanding borrowings, but now are expected to be effectively fixed at a rate of approximately 5.9%.  As of November 11, 2008, the conversion to a five-year loan has not taken place and the amount borrowed remains as a short term credit line with the interest rates at the prime rate of interest; or LIBOR plus 2.0%, at our discretion.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

COMPANY OVERVIEW

The following discussion and analysis provides information that the Company's management believes is relevant to an assessment and understanding of our results of operations and financial condition for each of the three month periods ended September 30, 2008 and 2007.  This discussion should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included elsewhere in this Report. This Report contains certain forward-looking statements and information. The cautionary statements included herein should be read as being applicable to all related forward-looking statements wherever they may appear.  Our actual future results could differ materially from those discussed herein.  Our critical accounting policies relate to inventory valuation for slow moving items, impairment of goodwill, warranty reserves, and recoverability of deferred income taxes.

Except for the historical information contained herein, the matters discussed in this Quarterly Report on Form 10-Q, including discussions of our product development plans, business strategies and market factors influencing our results, are forward-looking statements that involve certain risks and uncertainties. Actual results may differ from those anticipated by us as a result of various factors, both foreseen and unforeseen, including, but not limited to, our ability to continue to develop new products and increase systems sales in markets characterized by rapid technological evolution, consolidation within our target marketplace and among our competitors, and competition from larger, better capitalized competitors.  Many other economic, competitive, governmental and technological factors could impact our ability to achieve our goals.  Interested persons are urged to review the risks described herein, as well as in our other public disclosures and filings with the Securities and Exchange Commission.  We refer you to the risk factors and cautionary language contained in our reports filed with the Securities and Exchange Commission from time to time, including, but not limited to, those risks and uncertainties which may be listed in our Annual Report on Form 10-K or 10-KSB.

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

Pro-Dex's products are found in hospitals, dental offices, medical engineering labs, commercial and military aircraft, scientific research facilities and high tech manufacturing operations around the world. The names of Micro Motors, Oregon Micro Systems, and Astromec are used for marketing purposes as brand names.

Pro-Dex’s principal headquarters changed April 28, 2008 and we are located at 2361 McGaw Avenue, Irvine, California 92614 and our phone number also changed to 949-769-3200.  Our Internet address is www.pro-dex.com .  Our annual reports on Form 10-KSB, quarterly reports on Form 10-Q, current reports on Form 8-K, amendments to those reports and other SEC filings, are available free of charge through our website as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC.  In addition, our Code of Ethics and other corporate governance documents may be found on our website at the Internet address set forth above.  Our filings with the SEC may also be read and copied at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549.  You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov .

Description of Business

The majority of our revenue is derived from designing, developing and manufacturing rotary drive systems for the medical device and dental industries, motion control software and hardware for industrial and scientific applications and fractional horsepower DC motors for aerospace, medical and military applications. A large part of the revenue of the Company has been driven by developing and selling numerous types of private label rotary drive systems for use in dental procedures, as well as cranial, spinal, arthroscopic and orthopedic surgery.  The Company distributes its own line of pneumatic and electric dental hand pieces sold under the Micro Motors name utilizing a network of independent sales representatives across North America.  Other revenue sources include designing and manufacturing miniature pneumatic motors, fractional horsepower DC motors and motion control systems for industrial applications in the automotive, aerospace, and apparel industries.

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

In the three months ended September 30, 2008, $731,000 was expensed for company-funded research and development; an increase of $156,000 from the $575,000 expensed in the three months ended September 30, 2007.  The increase was attributable to increased labor costs for medical and small motor product development, improvement and validation.

We seek customer-funded projects to customize these platforms to specific customer requirements.  For customer-funded development projects, costs are capitalized and recognized as a cost of sales when specific deliverables within the development contracts are earned, matching the costs to the revenue.

Customer-funded	Three Months Ended September 30,
development ($'000)	2008		2007
Revenue	$132		$92
Cost of Sales	57		31
Gross margin	$75	57%	$61	66%

Customer-funded research and development fees increased in the quarter ended September 30, 2008 due to work being completed on projects signed in the preceding 12 months.  The results of customer-funded development work are intended to provide long-term exclusive manufacturing agreements and may provide the customer with the retention of the intellectual property developed.  The identity of our customers is generally protected by a non-disclosure agreement.

The Company’s revenue is derived from five main customer types.  The proportion of total sales to each customer type and sales by location are noted in the tables below (unaudited):

	Three months Ended September 30,
Sales by customer type ($'000)	2008		2007
Dental	$731	13%	$963	16%
Medical	2,676	47%	2,918	49%
Industrial	944	17%	1,001	17%
Aerospace	765	14%	563	9%
Government, repairs and other	540	10%	547	9%
Total Sales	$5,656	100%	$5,992	100%

Medical product sales represent the manufacture of products that utilize proprietary designs developed by us under exclusive design and supply agreements.  Our dental products are primarily sold to original equipment manufacturers and dental product distributors.  An independent dealer network markets our own branded line of dental products; including the IntraflowTM dental anesthesia product.  We also design and manufacture embedded multi-axis motion controllers used to regulate the motion of servo and stepper motors, predominantly for the factory automation, scientific research, and medical analysis equipment industries.  The controllers support the platforms for PCI, VME, ISA, and cPCI busses as well as stand-alone requirements.  In addition, we make and sell pneumatic motors for industrial applications that are marketed directly to end-users and through industrial supply distributors.  The Carson City products include high reliability fractional horsepower DC motors designed for harsh environments, primarily for the aerospace and medical markets.

We hold the following three independently verified certifications: ISO 9001:2000, ISO 13485 revised 1998, and Medical Device Directive 93\42\EEC Annex II company.

At the present time, we are generally able to fill orders within sixty (60) days.  At September 30, 2008, we had a backlog, including orders for delivery beyond 60 days, of $8.0 million compared with a backlog of $9.4 million at September 30, 2007 and $10.4 million at June 30, 2008.  We expect to ship most of our backlog in fiscal year 2009 and the remainder in fiscal year 2010.  The decreased backlog compared to September 2007 and June 2008 is due to normal fluctuations in the timing of receipt and shipment of orders.  We do not typically experience seasonal fluctuations in our new order bookings, but may experience variability in our new order bookings due to the timing of major new product launches.  Similarly, we do not typically experience seasonal fluctuations in our shipments and revenues.

RESULTS OF OPERATIONS

For the Three-Month periods ended September 30, 2008 and 2007

            The following table sets forth the periods indicated and the percentage of net revenues represented by each item in our Consolidated Statements of Operations.

(In Thousands)	Three Months Ended September 30,
	2008		2007
Net sales:	$5,656	100%	$5,992	100%
Cost of sales	3,902	69%	3,839	64%
Gross Profit	1,754	31%	2,153	36%

Selling, general and administrative expenses	1,179	21%	1,058	18%
Research and development costs	731	13%	575	10%
Income from Operations	(156)	-3%	520	9%

Net interest and other expense	59	1%	35	1%

Earnings before provision for income taxes	(215)	-4%	485	8%

Provision for income taxes	(97)	-2%	159	3%
Net income	$(118)	-2%	$326	5%

Net Sales.  Consolidated sales decreased from $5,992,000 to $5,656,000 ($336,000 or 6%) for the quarter ended September 30, 2008 compared to the quarter ended September 30, 2007.  The decrease was due to a reduced volume of a single medical customer, offsetting increases in revenues to the aerospace customers.

Although selective price increases and decreases were implemented in response to market conditions, the majority of the sales changes for each product line are due primarily to changes in sales volume, not the effect of price changes.

Gross Profit and Gross Profit Percentage of Sales.  Our consolidated gross profit for the quarter ended September 30, 2008 decreased $399,000 or 19% over the same quarter in the previous year due to the lower level of sales and a less favorable sales mix.  Gross profit as a percentage of sales decreased to 31% for the quarter ended September 30, 2008 compared to 36% for the quarter ended September 30, 2007.  Gross profit margins were reduced approximately 5 margin points also due to a less favorable sales mix.  Gross profit and gross profit as a percentage of sales were as follows:

	Three Months Ended September 30,
	2008	2007	Decrease
Gross Profit	$1,754,000	$2,153,000	-19%
Gross Profit Percentage of Sales	31%	36%

Selling, General and Administrative Costs (S, G&A).  Consolidated S, G & A expenses increased to $1,180,000 for the quarter ended September 30, 2008 from $1,058,000 for the quarter ended September 30, 2007.  The increase in selling expense is mainly due to higher labor and labor related costs ($14,000) and higher advertising costs ($10,000). The increase in G & A costs was due to higher labor costs ($50,000) and costs associated with Sarbanes Oxley compliance ($61,000).  As a percentage of sales, S, G&A expenses increased to 21% of sales from 18% of sales for the quarters ended September 30, 2008 and 2007, respectively.  S, G&A costs were as follows:

	Three Months Ended September 30,
	2008	2007	Increase
Selling	$344,000	$323,000	7%
General and administrative	$836,000	$735,000	14%
Total S, G&A	$1,180,000	$1,058,000	12%
S, G&A Percentage of Sales	21%	18%

Research and Development (R&D) Costs.  Company-funded research and development expenses increased $156,000 to $731,000 for the quarter ended September 30, 2008 from $575,000 for the quarter ended September 30, 2007, an increase of 27%.  The increase was due to approximately $125,000 in higher labor and related costs and $22,000 in independent research project costs associated with engineers working on company-funded projects.  As a percentage of sales, company-funded research & development expenses increased to 13% of sales from 10% of sales for the quarters ended September 30, 2008 and 2007, respectively.  Company-funded research and development costs were as follows:

	Three Months Ended September 30,
	2008	2007	Increase
Research and Development costs	$731,000	$575,000	27%
R & D Percentage of Sales	13%	10%

Operating Profit (loss) and Operating Profit (loss) Percentage of Sales.  Our consolidated operating loss for the quarter ended September 30, 2008 was ($156,000) compared to an operating profit of $520,000 for the same quarter in the previous year.  The decrease in operating profit was due to a lower gross profit caused by lower sales as previously described,, higher R&D costs and higher S,G&A.  Consequently, operating loss as a percentage of sales was -3% for the quarter ended September 30, 2008 compared to a 9% profit for the quarter ended September 30, 2007.  Operating profit and margin were as follows:

	Three Months Ended September 30,		Increase
	2008	2007	(Decrease)
Operating Profit	$(156,000)	$520,000	-130%
Operating Profit Percentage of Sales	-3%	9%

Royalties and Other Income.  We received $1,600 in royalty income in the three months ended September 30, 2008 compared to $5,800 in the same period during the prior year.

Net Interest Expense.  Net interest expense for the quarter ended September 30, 2008 was $61,000 compared to $43,000 in the quarter ended September, 2007, due to the higher debt levels through the quarter ended September 30, 2008.

Income Tax (Benefit) Provision. Our estimated effective combined federal and state tax rate on income from operations for the quarter ended September 30, 2008 resulted in a 45% credit of earnings before tax compared to a 33% provision of earnings before tax for the quarter ended September 30, 2007.  The 2008 rate is reduced by a recalculation of the FIN 48 estimated tax and interest liability and the 2007 rate is reduced due to the use of estimated R&D state tax credits.

Net (Loss) Income.  Our net (loss) income for the three months ended September 30, 2008 was ($118,000) or ($0.01) per share on a basic and diluted basis, as compared to a net income of $326,000 or $0.03 per share on a basic and diluted basis for the three months ended September 30, 2007.

Liquidity and Capital Resources

The following table presents selected financial information as of the end of quarters ended September 30, 2008 and 2007 as well as of the year ended June 30, 2008:

	As of September 30,		As of
	2008	2007	June 30, 2008
Cash and cash equivalents	$384,000	$781,000	$517,000
Working Capital¹	$4,544,000	$6,621,000	$4,586,000
Credit Line outstanding balance	$2,600,000	$0	$2,000,000
Tangible book value/common share²	$0.92	$0.91	$0.93
Number of days of sales outstanding (DSO) in
accounts receivable at end of quarter³	51	45	48

1 Working Capital = Ending Current Assets less Ending Current Liabilities.

2 Tangible book value/common share = (Total shareholders’ equity – Net intangible asset (patents) - Goodwill) / (basic outstanding shares).

3 DSO = Ending Net Accounts Receivable balance / (Previous Quarter Sales / 91).

Our working capital at September 30, 2008 decreased to $4.5 million compared to $6.6 million at September 30, 2007 and $4.6 million at June 30, 2008.  Cash flow used by operations was $458,000 in the three months ended September 30, 2008 compared to a cash flow provided by operations of $1,092,000 for the three months ended September 30, 2007.  The decrease in working capital and reduction in operating cash flow was due to an increase in A/R, a reduction in payables and accrued expenses within our normal payment processing cycle.

On November 1, 2007, our existing credit facility with Wells Fargo was replaced with an expanded facility with a total borrowing capacity of $6,562,500.  Included in the increase is an increase in the credit line borrowing availability from $2,000,000 to $4,000,000.  The credit line’s terms require monthly interest payments at the prime rate of interest (5.00% at September 30, 2008); or LIBOR (4.0% at September 30, 2008) plus 1.75%, at our discretion, based on outstanding borrowings.  The total effective interest rate at September 30, 2008 for borrowings on the credit line was 5.0%.  The credit facility expires on November 1, 2009.  In addition to the credit line, a term commitment is available for borrowings for amounts up to $2,000,000.  We can take advances against this commitment through November 1, 2008, at which time the outstanding borrowings against this commitment will be converted to a term loan, to be amortized and repaid over 60 months.  The term commitment’s terms require monthly interest payments at the prime rate of interest; or LIBOR plus 2.0%, at our discretion, based on outstanding borrowings.  The borrowings from this term commitment were used for construction financing of tenant improvements for our Irvine, California facility.  The term loan that was entered into in January 2006 to finance the Astromec purchase remains in place.  As of September 30, 2008, there was a principal balance on this term loan of $333,333 which is required to be fully paid-off in January 2010, in accordance with its amortization schedule.  The term loan’s terms require monthly interest payments at the prime rate of interest; or LIBOR plus 2.5%, at our discretion, based on outstanding borrowings, with no minimum interest charge.  The total effective interest rate at September 30, 2008 for borrowings on the term loan was 5.0%.  All assets of the Company except our Carson City land and building secure the outstanding borrowings from Wells Fargo. There was $2,600,000 borrowed under the credit line and nothing borrowed against term commitment facility as of September 30, 2008.  The total eligible additional borrowing capacity at September 30, 2008 was $3,400,000.

At September 30, 2008, we had cash and cash equivalents of $384,000.  We believe that our cash and cash equivalents on hand, together with cash flows from operations, if any, and amounts available under the credit facilities will be sufficient to meet our working capital and capital expenditure requirements for this and the next year.

In September 2002, our Board of Directors authorized the repurchase on the open market of up to 500,000 shares of our outstanding Common Stock at a share price no greater than $1.25, subject to compliance with applicable laws and regulations.  There is no requirement that we repurchase all or any portion of such shares.  The maximum total value of the repurchase is not to exceed $500,000.  From the inception of the repurchase authorization through the fiscal year-end date of June 30, 2003, we repurchased 75,700 shares of Common Stock for $43,741, at an average price of $0.58 per share.  No additional shares were repurchased in fiscal years 2004 through 2008.  We started repurchasing shares again in the first quarter of fiscal year 2009.  During the quarter, we repurchased 64,929 shares of common stock for $58,924, at an average price of $.91 per share. Since the initiation of the buyback in 2002 through September 30, 2008, we have repurchased 140,299 shares for $102,665 at an average price of $0.73 per share.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

  The Chief Executive Officer and Chief Financial Officer (the principal executive officer and principal financial officer, respectively) conducted an evaluation of the design and operation of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)).  Based on that evaluation for the quarter ended September 30, 2008, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by use in the reports filed or submitted by us under the Exchange Act is accumulated, recorded, processed, summarized and reported to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, and to allow timely decisions regarding whether or not disclosure is required.

During the quarter ended September 30, 2008, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II

OTHER INFORMATION

      Item 1.            Legal Proceedings

On June 23, 2008, the Orange County Water District (“OCWD”) filed a complaint in the Superior Court of the State of California in the County of Orange concerning remediation of alleged ground water contamination in the Orange County Groundwater South Basin; Orange County Water District v. Sabic Innovative Plastics U.S. LLC, et al., Case No. 00078246.  The South Basin underlies parts of Santa Ana, California and adjacent cities.  The complaint identifies 17 named defendants, including Pro-Dex, and also designates 400 unnamed Doe defendants.  The Company moved out of this Santa Ana site in April, 2008 and has no remaining operations there.

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

As noted above, 16 other entities are named defendants in this case along with Pro-Dex.  While some are small businesses, others are larger corporations or their subsidiaries.  Further, as this case progresses, the OCWD is likely to add at least a few more named defendants to the case from the 400 Doe defendants it has designated in the current complaint.  In the indeterminable event that Pro-Dex would be held liable in the case, OCWD’s total recovery probably would be allocated among several defendants, each of which would pay only a proportionate share of that total recovery.

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

        Item 2.            Unregistered Sales of Equity Securities and Use of Proceeds.

ISSUER PURCHASES OF SECURITIES

                The table below sets forth information with respect to purchases of the Company’s common stock made by or on behalf of the Company during the quarter ended September 30, 2008.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Party of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
July 1-31, 2008	15,700	$0.99	91,400	408,600 ($440,719)
August 1-31, 2008	7,000	$0.94	98,400	401,600 ($434,109)
September 1-30, 2008	42,229	$0.87	140,629	359,371 ($397,335)
Total	64,929	$0.91	140,629	359,371 ($397,335)

In September 2002, our Board of Directors authorized the repurchase on the open market of up to 500,000 shares of our outstanding Common Stock at a share price no greater than $1.25, subject to compliance with applicable laws and regulations.  There is no requirement that we repurchase all or any portion of such shares.  The maximum total value of the repurchase is not to exceed $500,000.  This repurchase is to be financed with cash generated by operations.  From the inception of the repurchase authorization through the fiscal year-end date of June 30, 2003, we repurchased 75,700 shares of Common Stock for $43,741, at an average price of $0.58 per share.  No additional shares were repurchased in fiscal years 2004 through 2008.  We started repurchasing shares again in the first quarter of fiscal year 2009.  During the quarter, we repurchased 64,929 shares of common stock for $58,924, at an average price of $0.91 per share. Since the initiation of the buyback in 2002 through September 30, 2008, we have repurchased 140,629 shares for $102,665 at an average price of $0.73 per share.

        Item 3.            Defaults Upon Senior Securities.

None.

        Item 4.            Submissions of Matters to a Vote of Securities Holders.

None.

      Item 5.            Other Information

                Delisting Notice

On September 23, 2008, the Company received a letter from The Nasdaq Stock Market (“Nasdaq”) indicating that the bid price of its common stock for the last 30 consecutive business days had closed below the minimum $1.00 per share required for continued listing under Nasdaq Marketplace Rule 4310(c)(4). Pursuant to Nasdaq Marketplace Rule 4310(c)(8)(D), the Company has been provided an initial period of 180 calendar days to regain compliance. The letter provided for the compliance dates of until March 23, 2009.  The letter states the Nasdaq staff will provide written notification that the Company has achieved compliance with Rule 4310(c)(4) if at any time before March 23, 2009, the bid price of the Company’s common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days, although the letter also states that the Nasdaq staff has the discretion to require compliance for a period in excess of 10 consecutive business days, but generally no more than 20 consecutive business days, under certain circumstances.   On October 22, 2008, we received a letter from Nasdaq that extended our compliance deadline from March 23, 2009 to June 26, 2009.

If the Company cannot demonstrate compliance with Rule 4310(c)(4) by June 26, 2009, the Nasdaq staff will determine whether the Company meets The Nasdaq Capital Market initial listing criteria set forth in Nasdaq Marketplace Rule 4310(c), except for the bid price requirement. If the Company meets the initial listing criteria, the Nasdaq staff will notify the Company that it has been granted an additional 180 calendar day compliance period. If the Company is not eligible for an additional compliance period, the Nasdaq staff will provide written notice that the Company’s securities will be delisted. At that time, the Company may appeal the Nasdaq staff’s determination to delist its securities to a Listing Qualifications Panel.

If our common stock is delisted from the Nasdaq Capital Market, we could seek to have our common stock listed on other Nasdaq markets. However, delisting of our common stock from the Nasdaq Capital Market could hinder your ability to sell, or obtain an accurate quotation for the price of, your shares of our common stock. Delisting could also adversely affect the perception among investors of Pro-Dex and its prospects, which could lead to further declines in the market price of our common stock. Delisting would also make it more difficult and expensive for us to raise capital. In addition, delisting might subject us to an Securities and Exchange Commission rule that could adversely affect the ability of broker-dealers to sell or make a market in our common stock, thus hindering your ability to sell your shares.

                Executive Compensation

                Mr. Murphy has notified the Company that he is voluntarily waiving the current annual CPI adjustment to his base salary for 2008 (an amount equal to approximately $1,220 per month), from November 1, 2008 until such time as it is reinstated by Mr. Murphy.  Reinstatement will affect future payments only, with no retroactive amounts due.  While not paid to Mr. Murphy, the amount of such CPI increase to Mr. Murphy’s base salary will be retained for those provisions of his employment agreement that use a computation which includes the then existing level of base salary, including future CPI adjustments.

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

Date: November 13, 2008 PRO-DEX INC.	Date: November 13, 2008 PRO-DEX INC.
By: / s / Mark Murphy	By: / s / Jeffrey J. Ritchey
Mark Murphy	Jeffrey J. Ritchey
Chief Executive Officer	Secretary and Chief Financial Officer (Principal Financial and Accounting Officer)

End of Filing