Form 10-Q
period 2008-12-31
PRO DEX INC
filed 2009-02-12
CIK 788920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 2008

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

Issuer's telephone number: 949-769-3200

Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.    Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company under  Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ] Accelerated filer [ ]  Non-accelerated filer [ ]  Smaller reporting company [ X ]

Indicate whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock outstanding as of the latest practicable date:  9,655,576 shares of Common Stock, no par value, as of February 9, 2009.

INDEX

Pro-Dex, Inc.

1

Item 1.      Financial Statements

PRO-DEX, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
	December 31, 2008 (unaudited)	June 30,2008 (audited)
ASSETS
Current assets:
Cash and cash equivalents	$406,000	$517,000
Accounts receivable, net of allowance for doubtful accounts
of $139,000 at December 31, 2008 and $144,000 at June 30, 2008	2,679,000	2,842,000
Other current receivables	12,000	205,000
Inventories	4,006,000	5,101,000
Prepaid expenses	171,000	214,000
Prepaid income taxes	908,000	860,000
Deferred income taxes	1,183,000	1,176,000
Total current assets	9,365,000	10,915,000
Property, plant, equipment, net	6,282,000	6,470,000
Other assets:
Goodwill	2,997,000	2,997,000
Intangibles - Patents, net	1,172,000	1,221,000
Other	84,000	68,000
Total other assets	4,253,000	4,286,000
Total assets	$19,900,000	$21,671,000
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Credit Line	$400,000	$2,000,000
Accounts payable	664,000	1,736,000
Accrued expenses	1,258,000	2,053,000
Income taxes payable	-	114,000
Current Portion Patent deferred payable	45,000	-
Current portion of term note	250,000	396,000
Current portion of TI loan	400,000	-
Current portion of real estate loan	31,000	30,000
Total current liabilities	3,048,000	6,329,000
Long-term liabilities:
Term Note	21,000	-
TI Loan	1,567,000	-
Real estate loan	1,544,000	1,560,000
Patent deferred payable	-	44,000
Deferred income taxes	290,000	290,000
Deferred rent	184,000	150,000
Total long-term liabilities	3,606,000	2,044,000
Total liabilities	6,654,000	8,373,000
Shareholders' equity:
Common shares; no par value; 50,000,000 shares authorized;
9,669,277 shares issued and outstanding December 31, 2008
9,803,366 shares issued and outstanding June 30, 2008	16,530,000	16,545,000
Accumulated deficit	(3,284,000)	(3,247,000)
Total shareholders' equity	13,246,000	13,298,000

Total liabilities and shareholders' equity	$19,900,000	$21,671,000

2

PRO-DEX, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Three months ended December 31 (unaudited)

	2008	2007

Net sales	$5,237,000	$6,123,000

Cost of sales	3,305,000	3,769,000
Gross profit	1,932,000	2,354,000

Operating expenses:
Selling	329,000	352,000
General and administrative expenses	833,000	866,000
Research and development costs	677,000	635,000
Total operating expenses	1,839,000	1,853,000

Income from operations	93,000	501,000

Other income (expense):
Other income, net	-	48,000
Royalty income	8,000	14,000
Interest (expense), net	(60,000)	(40,000)
Total	(52,000)	22,000

Income before (benefit) provision for income taxes	41,000	523,000

(Benefit) provision for income taxes	(40,000)	218,000
Net Income	$81,000	$305,000

Net Income per share:
Basic	$0.01	$0.03
Diluted	$0.01	$0.03

Weighted average shares outstanding - basic	9,698,913	9,718,366
Weighted average shares outstanding - diluted	9,714,917	9,888,356

See notes to condensed consolidated financial statements.

3

PRO-DEX, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Six months ended December 31 (unaudited)

	2008	2007

Net sales	$10,893,000	$12,114,000

Cost of sales	7,206,000	7,608,000
Gross profit	3,687,000	4,506,000

Operating expenses:
Selling	673,000	675,000
General and administrative expenses	1,681,000	1,601,000
Research and development costs	1,396,000	1,209,000
Total operating expenses	3,750,000	3,485,000

Income from operations	(63,000)	1,021,000

Other income (expense):
Other income, net	-	48,000
Royalty income	9,000	20,000
Interest (expense), net	(121,000)	(82,000)
Total	(112,000)	(14,000)

Income (loss) before (benefit) provision for income taxes	(175,000)	1,007,000

(Benefit) provision for income taxes	(138,000)	376,000
Net income (loss)	$(37,000)	$631,000

Net Income (loss) per share:
Basic	$(0.00)	$0.06
Diluted	$(0.00)	$0.06

Weighted average shares outstanding - basic	9,741,160	9,718,366
Weighted average shares outstanding - diluted	9,741,160	9,926,306

See notes to condensed consolidated financial statements.

4

PRO-DEX, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Six months ended December 31 (unaudited)

	2008	2007
Cash Flows from Operating Activities:
Net Income	$(37,000)	$631,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	417,000	243,000
Stock based compensation	86,000	103,000
(Recovery) of provision for doubtful accounts	(5,000)	(18,000)
(Decrease) in deferred taxes	(7,000)	(87,000)
Changes in:
Decrease in accounts receivable	362,000	395,000
Decrease (increase) in inventories	1,095,000	(385,000)
Decrease (increase) in prepaid expenses	43,000	(79,000)
(Increase) in other assets	(17,000)	(8,000)
(Decrease) increase in accounts payable and accrued expenses	(1,887,000)	417,000
(Decrease) increase in income taxes payable	(106,000)	54,000
Net Cash provided (used) by Operating Activities	(56,000)	1,266,000

Cash Flows From Investing Activities:
Purchases of equipment and leasehold improvements	(180,000)	(770,000)

Net Cash used in Investing Activities	(180,000)	(770,000)

Cash Flows from Financing Activities:
Net (payments) on line of credit	(1,600,000)	(300,000)
Principal (payments) on term note	(125,000)	(125,000)
Principal borrowing on TI Loan	1,967,000	-
Principal (payments) on mortgage	(16,000)	(14,000)
Principal (payment) on patent deferred payable	-	(240,000)
Stock repurchases	(101,000)	-

Net Cash provided by Financing Activities	125,000	(679,000)

Net (decrease) in Cash and Cash Equivalents	(111,000)	(183,000)
Cash and Cash Equivalents, beginning of period	517,000	403,000

Cash and Cash Equivalents, end of period	$406,000	$220,000

Supplemental Information
Cash payments for interest	$117,000	$95,000

Cash payments for income taxes	$-	$560,000

See notes to condensed consolidated financial statements.

5

PRO-DEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.         BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Pro-Dex, Inc. (“we”, “us”, “our”, “Pro-Dex” or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-K. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the audited financial statements presented in our Annual Report for the fiscal year ended June 30, 2008.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results of operations for such interim periods are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2008.

NOTE 2.         INVENTORIES

      Inventories are stated at the lower of cost (the first-in, first-out method) or market and consist of the following:

	December 31, 2008	June 30, 2008
	(unaudited)	(audited)
Raw Materials	$1,420,000	1,874,000
Work in process	964,000	993,000
Development costs under contract	287,000	200,000
Finished goods	$1,335,000	2,034,000
Total inventories	$4,006,000	$5,101,000

NOTE 3.         WARRANTY

The warranty reserve is based on historical costs of warranty repairs and expected future identifiable warranty expenses.  As of December 31, 2008, within our accrued expenses, we carried a warranty reserve of $685,000 which was comprised of $48,000 for future warranty expenses related to products that are currently in the process of being repaired $595,000 for future warranty expenses related to products that are still in the field, and $42,000 for our legacy dental and industrial products.  Warranty expenses are reflected in the financial statements in cost of sales (“COS”).  The total warranty (benefit) reflected in the COS for the quarter ended December 31, 2008 was a benefit of ($42,000) and for the six-months ended December 31, 2008 was an expense of $159,000.  Accrued warranty expense was reduced during the second quarter ended December 31, 2008 due to reductions in expected future per unit repair costs that reflect the most recent cost and return percentage data.  We did not change the method of calculating the reserve, but by updating the estimate for current cost and return profile data, the accrued warranty decreased by $199,000 to $685,000 at December 31, 2008.  See the table below for the effects on the three and six month Net Income and Earnings per Share.

6

	Three Months	Six Months
	Ended December 31, 2008
Net Income before provision of income taxes - before estimate change	$(120,000)	$(336,000)
Add: Impact of change in warranty reserve estimate	$199,000	$199,000
Less : Tax effect	$(38,000)	$(38,000)
Net Income before provision of income taxes - after estimate change	$41,000	$(175,000)

EPS - before provision of income taxes - before estimate change	$(0.01)	$(0.03)
Add: Impact of change in warranty reserve estimate	$0.02	$0.02
Less : Tax effect	$(0.00)	$(0.00)
EPS - before provision of income taxes - after estimate change	$0.00	$(0.02)

The warranty accrual and (benefit)/expenses for the three and six-months ended December 31, 2008 and 2007 are presented below:

	Three months Ended December 31,
	2008	2007
Beginning Balance	$878,000	$443,000
Actual expenditures	$(151,000)	$(147,000)
Additional accrual	$(42,000)	$238,000
Ending Balance	$685,000	$534,000

	Six months Ended December 31,
	2008	2007
Beginning Balance	$861,000	$469,000
Actual expenditures	$(335,000)	$(540,000)
Additional accrual	$159,000	$605,000
Ending Balance	$685,000	$534,000

NOTE 4.         NET INCOME (LOSS) PER SHARE

            The following table reconciles the weighted average shares outstanding for basic and diluted net income per share for the periods indicated.  For the period ending December 31, 2008, there were 30,681 potentially dilutive options not included as they would have been anti-dilutive due to the loss.

7

	Three Months Ended December 31,
	2008	2007
Net Income	$81,000	$305,000
Basic net income per common share:
Weighted average number of common shares outstanding	9,698,913	9,718,366
Basic net income per common share	$0.01	$0.03

Diluted net income per share:
Weighted average of common shares outstanding	9,698,913	9,718,366
Effect of potentially dilutive securities (options)	16,004	155,698
Effect of potentially dilutive securities (restricted shares)	-	6,375
Effect of potentially dilutive securities (warrants)	-	7,917
Weighted average number of common and shares -
Diluted	9,714,917	9,888,356
Diluted net (loss) income per common share	$0.01	$0.03

	Six Months Ended December 31,
	2008	2007
Net income (loss)	$(37,000)	$631,000
Basic net income per common share:
Weighted average number of common shares outstanding	9,741,160	9,718,366
Basic net income (loss) per common share	$(0.00)	$0.06

Diluted net income per share:
Weighted average of common shares outstanding	9,741,160	9,718,366
Effect of potentially dilutive securities (options)	-	176,244
Effect of potentially dilutive securities (restricted shares)	-	21,038
Effect of potentially dilutive securities (warrants)	-	10,658
Weighted average number of common and shares -
Diluted	9,741,160	9,926,306
Diluted net income (loss) per common share	$(0.00)	$0.06

NOTE 5.         CREDIT FACILITIES

We have a credit facility with Wells Fargo with a total borrowing capacity of $6,562,500.  The credit facility has three components,

  a revolving Credit Line Note of up to $4,000,000,

  a Loan Commitment Note (the “TI Note”) of up to $2,000,000, and

  a Term Note for $562,500 remaining from the purchase of our Astromec subsidiary.

 The facility was amended in the quarter ended December 31, 2008 to convert $2,000,000 from the revolving Credit Line Note to a five year note (TI Note), amend the covenants, alter the interest rates charged for outstanding balances on the Credit Line Note and add an unused line fee.

The revolving credit line borrowing availability is a maximum of $4,000,000.  Its terms require monthly interest payments at either (i) the prime rate of interest (3.25% at December 31, 2008) plus 1.50%, or (ii) three month LIBOR (2.0% at December 31, 2008) plus 2.50%, at our discretion, based on outstanding borrowings.  The credit facility expires on November 1, 2009.   We are charged an unused credit line fee of 0.25% per annum payable quarterly on the average balance of the revolving credit line that is not used.  There was a $400,000 outstanding balance under the terms of the credit line as of December 31, 2008.  The total eligible additional borrowing capacity under the revolving credit line at December 31, 2008 was $3,600,000.

As part of the original terms of the financing facility, a term commitment credit line was available for borrowings for amounts up to $2,000,000.  The term commitment requires monthly interest payments at either (i) the prime rate of interest or (ii) LIBOR plus 2.0%, at our discretion, based on outstanding borrowings.  The borrowings from this term commitment were used for construction of tenant improvements for our Irvine, California facility.  On December 17, 2008, we completed the conversion of the $2,000,000 Loan Commitment Note to a five year term loan (“TI Loan”) to be repaid over 60 months.  The interest rate is fixed at 5.72% over the life of the loan.  There was a $1,966,667 outstanding balance under the terms of TI Loan as of December 31, 2008.

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

As of December 31, 2008, we have accrued $90,000 of uncertain tax positions related to various federal and state income tax matters.  Of this total, $80,000 relates to items that would reduce the Company’s income tax expense if recognized and would result in a corresponding decrease in the Company’s effective tax rate.

During the quarter ended September 30, 2008, the Internal Revenue Service settled its audit of our federal income tax returns for the fiscal years ended June 30, 2004 through June 30, 2006.  This settlement resulted in the reversal of $41,000 of unrecognized tax benefits associated with Section 263A costs we reported, which originally reduced our tax expense by $6,000.  This reversal reduced our income tax benefit for the six months ended December 31, 2008.  Our remaining FIN 48 tax liability as of December 31, 2008, related to the fiscal years ended June 30, 2004 through June 30, 2006, is $90,000.  We have not identified any new unrecognized tax benefits.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at July 1, 2008	$114,000
Additions based on tax positions related to the current year	0
Additions for tax positions of prior years	$ 17,000
Reductions for tax positions of prior years	0
Reduction for Settlements	($ 41,000)
-----------
Balance at December 31, 2008	$ 90,000

We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of December 31, 2008, we had approximately $27,000 in accrued interest and penalties which is included as a component of the $90,000 unrecognized tax benefit noted above. The liability for the payment of interest and penalties has increased by approximately $17,000 for the six months ended December 31, 2008.

Pro-Dex and its subsidiaries are subject to U.S. federal income tax, as well as income tax of multiple state tax jurisdictions. We are currently open to audit under the statute of limitations by the Internal Revenue Service for the years ended June 30, 2007 and June 30, 2008.  The Company’s state income tax returns are open to audit under the statute of limitations for the years ended June 30, 2004 through June 30, 2008.  The Company does not anticipate a significant change to the total amount of unrecognized tax benefits within the next 12 months.

NOTE 7.         SHARE-BASED COMPENSATION

Share-based compensation expense recognized under SFAS 123(R) for the three months ended December 31, 2008 and 2007 was $44,000 and $54,000, respectively, which was related to stock options and restricted stock grants.  Share-based compensation expense reduced our results of operations as shown:

	Three months ended December 31,
	(unaudited)
	2008	2007
Share-based compensation expense recognized:
General and administrative, options	15,000	25,000
General and administrative, restricted stock	29,000	29,000
General and administrative, SAR's	-	-
Subtotal expense	44,000	54,000
Related deferred tax benefit	(12,000)	(12,000)
Decrease in net income	32,000	42,000

Decrease in basic earnings per share	$0.00	$0.00
Decrease in diluted earnings per share	$0.00	$0.00

Share-based compensation expense recognized under SFAS 123(R) for the six months ended December 31, 2008 and 2007 was $87,000 and $103,000, respectively, which was related to stock options and restricted stock grants.  Share-based compensation expense reduced our results of operations as shown:

	Six months ended December 31,
	(unaudited)
	2008	2007
Share-based compensation expense recognized:
General and administrative, options	28,000	44,000
General and administrative, restricted stock	59,000	59,000
General and administrative, SAR's	-	-
Subtotal expense	87,000	103,000
Related deferred tax benefit	(24,000)	(24,000)
Decrease in net income	63,000	79,000

Decrease in basic earnings per share	$0.01	$0.01
Decrease in diluted earnings per share	$0.01	$0.01

As of December 31, 2008, there was $87,626 of total unrecognized compensation cost related to 179,750 non-vested outstanding stock options with a per share weighted average value of $1.32.  The unrecognized expense is anticipated to be recognized on a straight-line basis over a weighted average period of 1.0 year.  The following is a summary of stock option activity in the six months ending December 31:

	2008		2007
		Weighted- Average		Weighted- Average
Options	Shares	Exercise Price	Shares	Exercise Price
Outstanding at beginning of fiscal year (7/1)	1,109,500	$1.58	1,038,500	$1.60
Granted	66,000	0.70	71,000	1.51
Exercised	-	-	-	-
Forfeited	(15,000)	1.92	-	-
Outstanding at end of period (12/31)	1,160,500	$1.50	1,109,500	$1.59

Exercisable at end of period (12/31)	980,750	$1.61	882,750	$1.56

Weighted-average fair value per
Option granted during the period		$0.32		$0.77

The following table summarizes information regarding options outstanding and options exercisable at December 31, 2008

		Options Outstanding			Options Exercisable
		Weighted- Average	Weighted- Average	Aggregate		Weighted- Average	Aggregate
Range of	Number	Remaining	Exercise	Intrinsic	Number	Exercise	Intrinsic
Exercise Price	Outstanding	Contractual Life	Price	Value	Outstanding	Price	Value
$0.42 to $0.81	296,000	4.0 years	$0.61	$600	260,000	$0.77	$600
$0.92 to $1.56	462,000	6.2 years	1.32	$-	330,750	1.39	$-
$1.74 to $2.18	227,500	3.1 years	2.05	$-	227,500	2.05	$-
$2.44 to $3.30	175,000	6.5 years	2.77	$-	162,500	2.79	$-
Total	1,160,500	5.1 years	$1.50	$600	980,750	$1.61	$600

Restricted Stock

The following is a summary of restricted share activity in the six months ending December 31:

	2008		2007
		Weighted-Average		Weighted- Average
Restricted shares	Shares	Exercise Price	Shares	Exercise Price
Outstanding at beginning of fiscal year (7/1)	170,000	$1.38	255,000	$1.38
Granted	-	-	-	-
Issued	-	$-	-	-
Forfeited	-	-	-	-
Outstanding at end of period (12/31)	170,000	$1.38	255,000	$1.38

Exercisable at end of period (12/31)	-	$-	-	$-

As of December 31, 2008, there was $136,850 of total unrecognized compensation cost related to 99,167 non vested outstanding restricted shares with a per share weighted average value of $1.38.  The unrecognized expense is anticipated to be recognized on a straight-line basis over a weighted average period of 2.2 years.

Stock Warrants

At December 31, 2008, warrants to acquire 100,000 shares of common stock were outstanding. These warrants are fully vested, have a weighted-average exercise price of $1.25 and a weighted-average remaining life of 0.50 years.

NOTE 8.         MAJOR CUSTOMERS

We had two major customers (defined as a customer that represents greater than 10% of the Company’s total revenues) in the six months ended December 31, 2008 and 2007.

	Six months ended December 31,
	(unaudited)
	2008		2007
	Revenues	Accts. Rec.	Revenues	Accts. Rec.
Customer 1	$1,800,000	$407,000	$2,569,000	$520,000
Customer 2	$3,007,000	$415,000	$3,083,000	$701,000

NOTE 9.         COMMITMENTS AND CONTINGENCIES

Our manufacture and distribution of certain products involves a risk of legal action, and, from time to time, we are named as defendants in lawsuits. It is not reasonably possible to estimate the awards or damages, or the range of awards or damages, if any, we might incur in connection with such litigation.  Other than the case pending with the Orange County Water District discussed below, management is not aware of any material actual, pending or threatened litigation at this time.

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

As noted above, 16 other entities are named defendants in this case along with Pro-Dex.  While some are small businesses, others are larger corporations or their subsidiaries.  Further, as this case progresses, the OCWD is likely to add at least a few more named defendants to the case from the 400 Doe defendants it has designated in the current complaint.  In the indeterminable event that we would be held liable in the case, OCWD’s total recovery probably would be allocated among several defendants, each of which would pay only a proportionate share of that total recovery.

One of our past insurers has committed to pay most of our defense costs for the lawsuit, while reserving its rights as to whether it will cover any damages awarded against us, or any settlement payment to which Pro-Dex agrees to resolve the lawsuit, under past policies issued to us for a three-year period, March 31, 1983 to March 31, 1986.  The policies of these years have occurrence payment limits of $500,000.  The insurance company also has located an unspecified number of additional insurance policies previously issued to us, and is currently analyzing whether any of those policies cover us for the OCWD lawsuit.

Overall, the OCWD complaint remains vague, the OCWD is in an early stage of its remedial activities in the South Basin, the lawsuit is in the early stages of discovery, one of our insurers has committed to pay most defense costs and has reserved rights under one three-year set of policies and is continuing to consider extending coverage to us under other past policies, and any recovery the OCWD may gain through the lawsuit is likely to be allocated among several defendants.  Therefore, our liabilities, as well as our costs of defending, monitoring and concluding our involvement in this case are uncertain, and those costs cannot now be estimated.

NOTE 10.       SUBSEQUENT EVENTS

On January 2, 2009 we made a scheduled payment of $21,000 and on January 12, 2009 we paid the remaining $250,000 balance due on the term note relating to the acquisition of our Astromec subsidiary, fully retiring such indebtedness.  This note was paid approximately one year ahead of its scheduled due date.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

COMPANY OVERVIEW

The following discussion and analysis provides information that the Company's management believes is relevant to an assessment and understanding of our results of operations and financial condition for each of the three and six month periods ended December 31, 2008 and 2007, respectively.  This discussion should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included elsewhere in this Report. This Report contains certain forward-looking statements and information. The cautionary statements included herein should be read as being applicable to all related forward-looking statements wherever they may appear.  Our actual future results could differ materially from those discussed herein.  Our critical accounting policies relate to inventory valuation for slow moving items, impairment of goodwill, warranty reserves, and recoverability of deferred income taxes.

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

Pro-Dex, Inc. (“Company,” “Pro-Dex”, “we,” “our,”, “us”), with operations in Irvine, California, Beaverton, Oregon and Carson City, Nevada, provides a pathway to product solutions rarely envisioned by customers.  A unique blend of creativity and systemic discipline enables us to develop and manufacture innovative designs that powerfully complete a customer’s strategic product offering. Pro-Dex leverages extraordinary human collaboration and superior technical capability to power and control products used in medical, aerospace, military, research and industrial applications requiring high precision in harsh environments.  With expertise in multi-axis motion control, fractional horsepower motors and rotary drive systems, we identify and create unexpected value for our customers.

Pro-Dex's products are found in hospitals, dental offices, medical engineering labs, commercial and military aircraft, scientific research facilities and high tech manufacturing operations around the world. The names of Micro Motors, Oregon Micro Systems, and Astromec are used for marketing purposes as brand names.

Pro-Dex’s principal headquarters are located at 2361 McGaw Avenue, Irvine, California 92614 and our phone number is 949-769-3200.  Our Internet address is www.pro-dex.com .  Our annual reports on Form 10-K or 10-KSB quarterly reports on Form 10-Q, current reports on Form 8-K, amendments to those reports and other Securities and Exchange Commission (“SEC”) filings, are available free of charge through our website as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC.  In addition, our Code of Ethics and other corporate governance documents may be found on our website at the Internet address set forth above.  Our filings with the SEC may also be read and copied at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549.  You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov .

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

In the three months ended December 31, 2008, $677,000 was expensed for company-funded research and development; an increase of $42,000 from the $635,000 expensed in the three months ended December 31, 2007.  The increase was attributable to increased labor costs for medical and small motor product development, improvement and validation.

We seek customer-funded projects to customize these platforms to specific customer requirements.  For customer-funded development projects, costs are capitalized and recognized as a cost of sales when specific deliverables within the development contracts are earned, matching the costs to the revenue.  Customer-funded research and development fees provided $61,000 in revenue during the quarter ended December 31, 2008, compared to $209,000 for the three months ended December 31, 2007.  Revenue related to these fees can vary greatly due to the timing of contract milestones that prompt the revenue recognition.  The results of customer-funded development work are intended to provide long-term exclusive manufacturing agreements and may provide the customer with the retention of the intellectual property developed.  The identity of our customers is generally protected by a non-disclosure agreement.

The Company’s revenue is derived from five main customer types.  The proportion of total sales to each customer type and sales by location are noted in the tables below (unaudited):

	Three months Ended December 31,				Six months Ended December 31,
Sales by customer type ($'000)	2008		2007		2008		2007
Dental	$577	11%	$786	13%	$1,308	12%	$1,749	14%
Medical	2,684	51%	3,519	57%	5,357	49%	6,725	56%
Industrial	865	17%	919	15%	1,811	17%	1,631	13%
Aerospace	659	13%	422	7%	1,422	13%	985	8%
Government, repairs and other	452	9%	477	8%	995	9%	1,024	8%
Total Sales	$5,237	100%	$6,123	100%	$10,893	100%	$12,114	100%

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

At the present time, we are generally able to fill orders within sixty (60) days.  At December 31, 2008, we had a backlog, including orders for delivery beyond 60 days, of $12.1 million compared with a backlog of $11.7 million at December 31, 2007 and $10.4 million at June 30, 2008.  We expect to ship most of our backlog in fiscal year 2009 and the remainder in fiscal year 2010.  The increased backlog compared to December 2007 and June 2008 is due the booking of a $1.3 million order for a new product expected to be released in calendar year 2009.  We do not typically experience seasonal fluctuations in our new order bookings, but may experience variability in our new order bookings due to the timing of major new product launches.  Similarly, we do not typically experience seasonal fluctuations in our shipments and revenues.

RESULTS OF OPERATIONS

For the Three-Month periods ended December 31, 2008 and 2007

            The following table sets forth the periods indicated and the percentage of net revenues represented by each item in our Consolidated Statements of Operations.

(In Thousands)	Three Months Ended December 31,
	2008		2007
Net sales:	$5,237	100%	$6,123	100%
Cost of sales	3,305	63%	3,769	62%
Gross Profit	1,932	37%	2,354	38%

Selling, general and administrative expenses	1,162	22%	1,218	20%
Research and development costs	677	13%	635	10%
Income from Operations	93	2%	501	8%

Net interest and other income (expense)	(52)	-1%	22	0%

Provision (benefit) for income taxes	(40)	-1%	218	4%
Net income	$81	2%	$305	5%

Net Sales.  Consolidated sales decreased from $6,123,000 to $5,237,000 ($886,000 or 14%) for the quarter ended December 31, 2008 compared to the quarter ended December 31, 2007.  The decrease was primarily due to the delivery of a single product to a major medical customer during the second quarter of last fiscal year.  These sales were not repeated in the second quarter of fiscal 2009 as this customer plans to replace this product with newly developed product that Pro-Dex is forecasting to begin shipping in the second half of this fiscal year.  In addition, we have been exiting the sale of low-profit, non-differentiated products. Lastly, the second quarter of fiscal year 2008 included customer-funded development fees that were not repeated this year.

Although selective price increases and decreases were implemented in response to market conditions, the majority of the sales changes for each product line are due primarily to changes in sales volume, not the effect of price changes.

Gross Profit and Gross Profit Percentage of Sales.  Our consolidated gross profit for the quarter ended December 31, 2008 decreased $422,000 or 18% over the same quarter in the previous year due to the lower sales rate  Gross profit as a percentage of sales was 1% lower at 37% for the quarter ended December 31, 2008 compared to 38% for the quarter ended December 31, 2007.  Net gross profit margins were comparable to the same quarter in the previous year, as an increased facility and overhead costs were offset by lower warranty expenses.  The reduced warranty expense is attributed to both lower projected per unit costs to repair warranty-covered products and a reduced expected return rate.  Gross profit and gross profit as a percentage of sales were as follows:

	Three Months Ended December 31,
	2008	2007	Decrease
Gross Profit	$1,932,000	$2,354,000	-18%
Gross Profit Percentage of Sales	37%	38%

Selling, General and Administrative Costs (S, G&A).  Consolidated S, G & A expenses decreased to $1,162,000 for the quarter ended December 31, 2008 from $1,218,000 for the quarter ended December 31, 2007.  The decrease in selling expense is mainly due to lower labor costs ($54,000) offset by higher travel costs ($20,000).  The decrease in G & A costs was due to lower labor costs ($69,000), offset by Sarbanes Oxley consulting expense ($33,000).  As a percentage of sales, S, G&A expenses increased to 22% of sales from 20% of sales for the quarter ended December 31, 2008 and 2007 respectively.  S, G&A costs were as follows:

	Three Months Ended December 31,		Increase
	2008	2007	(Decrease)
Selling	$329,000	$352,000	-7%
General and administrative	$833,000	$866,000	-4%
Total S, G&A	$1,162,000	$1,218,000	-5%
S, G&A Percentage of Sales	22%	20%

Research and Development (R&D) Costs.  Company-funded research and development expenses increased $42,000 to $677,000 for the quarter ended December 31, 2008 from $635,000 for the quarter ended December 31, 2007, an increase of 7%.  The increase was due to approximately $45,000 in increased labor costs for medical and small motor product development, improvement and validation.  Company-funded research and development costs were as follows:

	Three Months Ended December 31,
	2008	2007	Increase
Research and Development costs	$677,000	$635,000	7%
R & D Percentage of Sales	13%	10%

Operating Profit and Operating Profit Percentage of Sales.  Our resulting consolidated operating profit for the quarter ended December 31, 2008 decreased to $93,000 compared to $501,000 for the same quarter in the previous year.  Operating profit as a percentage of sales decreased to 2% for the quarter ended December 31, 2008 compared to 8% for the quarter ended December 31, 2007.  Operating profit and margin were as follows:

Three Months Ended December 31,
	2008	2007	(Decrease)
Operating Profit	$93,000	$501,000	81%
Operating Profit Percentage of Sales	2%	8%

Royalties and Other Income.  We received $8,000 in royalty income in the three months ended December 31, 2008, compared to $14,000 in the same period during the prior year

Net Interest Expense.  Net interest expense for the quarter ended December 31, 2008 was $60,000 compared to $40,000 in the quarter ended December 31, 2007 due to the higher debt levels.

Income Tax (Benefit) Provision. Our estimated effective combined federal and state tax rate on income from operations for the quarter ended December 31, 2008 resulted in a benefit of 98% of earnings before tax for the quarter ended December 31, 2008 compared to a 42% provision of earnings before tax for the quarter ended December 31, 2007.  The difference in the 2008 rate is due to the benefits from the prior year combined with the use of state tax credits and a $70,000 retroactive reinstatement of the federal research and development credits.

Net Income.  Our net income for the three months ended December 31, 2008 was $81,000 or $0.01 per share on a basic and diluted basis, as compared to net income of $305,000 or $0.03 per share on a basic and diluted basis for the three months ended December 31, 2007.

For the Six-Month periods ended December 31, 2008 and 2007

            The following table sets forth the periods indicated and the percentage of net revenues represented by each item in our Consolidated Statements of Operations.

(In Thousands)	Six Months Ended December 31,
	2008		2007
Net sales:	$10,893	100%	$12,114	100%
Cost of sales	7,206	66%	7,608	63%
Gross Profit	3,687	34%	4,506	37%

Selling, general and administrative expenses	2,354	22%	2,276	19%
Research and development costs	1,396	13%	1,209	10%
(Loss) Income from Operations	(63)	-1%	1,021	8%

Net interest and other expense	(112)	-1%	(14)	0%

Provision (benefit) for income taxes	(138)	-1%	376	3%
Net Income	$(37)	0%	$631	5%

Net Sales.  Consolidated net sales decreased to $10,893,000 from $12,114,000 ($1,221,000 or 10%) for the six months ended December 31, 2008, compared to the six months ended December 31, 2007.  The decrease was primarily due to the delivery of a single product to a major medical customer during the first half of last fiscal year.  These sales were not repeated in the second quarter of fiscal 2009 as this customer plans to replace this product with newly developed product that Pro-Dex is forecasting to begin shipping in the second half of this fiscal year.  In addition, we have been exiting the sale of low-profit, non-differentiated products.

Although selective price increases and decreases were implemented in response to market conditions, the majority of the sales changes for each product line are due primarily to changes in sales volume, not the effect of price changes.

Gross Profit and Gross Profit Percentage of Sales.  Our consolidated gross profit for the six months ended December 31, 2008 decreased $819,000 or 18% over the same period in the previous year due to lower sales volume.  Gross profit as a percentage of sales was 3% lower at 34% for the six months ended December 31, 2008 compared to 37% for the period ended December 31, 2007.  As compared to the prior year’s comparable six month period, gross profit margins were increased by 2% for the reduced warranty costs, but this gain was offset by 3% from a less favorable sales mix that included a lower amount of high margin motion control sales and development fees, and 2% for increased overhead cost.  Gross profit and gross profit as a percentage of sales were as follows:

	Six Months Ended December 31,
	2008	2007	Decrease
Gross Profit	$3,687,000	$4,506,000	-18%
Gross Profit Percentage of Sales	34%	37%

Selling, General and Administrative Costs (S, G&A).  Consolidated S, G & A expenses for the six months ended December 31, 2008 increased $78,000 to $2,354,000 from $2,276,000 for the six months ended December 31, 2007.  Expense increases in the first six months of 2008 compared to the first six months of 2007 include consulting related to Sarbanes-Oxley compliance activities ($94,000), and increased costs associated with the Irvine facility ($66,000).  These increases were offset by a reduction in associate labor costs ($82,000).  As a percentage of sales, S, G&A expenses increased to 22% of sales from 19% of sales.  S, G & A costs were as follows:

	Six Months Ended December 31,
	2008	2007	Increase
Selling	$673,000	$675,000	0%
General and administrative	$1,681,000	$1,601,000	5%
Total S, G&A	$2,354,000	$2,276,000	3%
S, G&A Percentage of Sales	22%	19%

Research and Development (R&D) Costs.  Company-funded research and development expenses increased $187,000 to $1,396,000 for the six months ended December 31, 2008 from $1,209,000 for the six months ended December 31, 2007, an increase of 15%.  The increase was primarily due to increased headcount at the Irvine and Carson City locations, offset by reduced labor cost at the Beaverton facility.  An increase in rent expense and depreciation related to the Irvine facility rent and tenant improvements accounted for the remaining increase.  Company-funded research and development costs were as follows:

	Six Months Ended December 31,
	2008	2007	Increase
Research and Development costs	$1,396,000	$1,209,000	15%
R & D Percentage of Sales	13%	10%

Operating Profit (loss) and Operating Profit (loss) Percentage of Sales.  Our consolidated operating loss for the six months ended December 31, 2008 was $63,000 compared to an operating profit of $1,021,000 for the same period in the previous year.  The decrease in operating profit was due to the lower sales and gross margin.  Consequently, as a percentage of sales there was an operating loss of (1%) for the six months ended December 31, 2008 compared to an 8% profit for the six months ended December 31, 2007.   Operating profit and margin were as follows:

	Six Months Ended December 31,
	2008	2007	Decrease
Operating Profit (loss)	$(63,000)	$1,021,000	-106%
Operating Profit Percentage of Sales	-1%	8%

Royalties and Other Income.  We received $9,000 in royalty payments in the six months ended December 31, 2008, compared to $20,000 in royalty payments in the six months ended December 31, 2007.

Net Interest Income/Expense.  Net interest expense for the six months ending December 31, 2008 was $121,000 compared to net interest expense of $82,000 in the six months ended December 31, 2007, due to higher debt balances.

Income Tax (Benefit) Provision. Our estimated effective combined federal and state tax rate on income from operations for the six months ended December 31, 2008 resulted in a benefit of earnings before tax of 78% compared to a provision of 37% of earnings before tax for the six months ended December 31, 2007.  The difference in the 2008 rate is due to the use of state tax credits coupled with a $70,000 retroactive reinstatement of the federal research and development credits.

Net Income/Loss.  Our net income/loss for the six months ended December 31, 2008 was a loss of $38,000 or $0.00 per share, as compared to a net income of $631,000 or $0.06 per share on a basic and diluted basis for the six months ended December 31, 2007.

Liquidity and Capital Resources

The following table presents selected financial information as of the end of the second quarter of fiscal 2008 and 2007, respectively, as well as of the year ended June 30, 2008:

	As of December 31,		As of
	2008	2007	June 30, 2008
Cash and cash equivalents	$406,000	$220,000	$517,000
Working Capital¹	$6,275,000	$6,471,000	$4,586,000
Credit Line outstanding balance	$400,000	$0	$2,000,000
Tangible book value/common share²	$0.94	$0.95	$0.93
Number of days of sales outstanding (DSO) in
accounts receivable at end of quarter³	47	45	48

1 Working Capital = Ending Current Assets less Ending Current Liabilities.

2 Tangible book value/common share = (Total shareholders’ equity – Net intangible asset (patents) - Goodwill) / (basic outstanding shares).

3 DSO = Ending Net Accounts Receivable balance / (Previous Quarter Sales / 91).

Our working capital at December 31, 2008 decreased to $6.3 million compared to $6.5 million at December 31, 2007 and was $1.7 million higher than the $4.6 million at June 30, 2008.   Cash flow used in operations was $56,000 in the six months ended December 31, 2008 compared to cash flow provided by operations of $1,266,000 for the six months ended December 31, 2007.  Fiscal year 2009 cash was consumed largely through a pay down in accounts payable ($1,832,000) offset by a decrease in inventory ($1,063,000) and reduction in accounts receivable ($362,000).

We have a credit facility with Wells Fargo with a total borrowing capacity of $6,562,500.  The credit facility has three components,

  a revolving Credit Line Note of up to $4,000,000,

  a Loan Commitment Note (the “TI Note”) of up to $2,000,000, and

  a Term Note for $562,500 remaining from the purchase of our Astromec subsidiary.

The facility was amended in the quarter ended December 31, 2008 to convert $2,000,000 from the revolving Credit Line Note to a five year note (TI Note), amend the covenants, alter the interest rates charged for outstanding balances on the Credit Line Note and add an unused line fee.

The revolving credit line borrowing availability is a maximum of $4,000,000.  Its terms require monthly interest payments at either (i) the prime rate of interest (3.25% at December 31, 2008) plus 1.50%, or (ii) three month LIBOR (2.0% at December 31, 2008) plus 2.50%, at our discretion, based on outstanding borrowings.  The credit facility expires on November 1, 2009.   We are charged an unused credit line fee of 0.25% per annum payable quarterly on the average balance of the revolving credit line that is not used.  There was a $400,000 outstanding balance under the terms of the credit line as of December 31, 2008.  The total eligible additional borrowing capacity under the revolving credit line at December 31, 2008 was $3,600,000.

As part of the original terms of the financing facility, a term commitment credit line was available for borrowings for amounts up to $2,000,000.  The term commitment requires monthly interest payments at either (i) the prime rate of interest or (ii) LIBOR plus 2.0%, at our discretion, based on outstanding borrowings.  The borrowings from this term commitment were used for construction of tenant improvements for our Irvine, California facility.  On December 17, 2008, we completed the conversion of the $2,000,000 Loan Commitment Note to a five year term loan (“TI Loan”) to be repaid over 60 months.  The interest rate is fixed at 5.72% over the life of the loan.  There was a $1,966,667 outstanding balance under the terms of TI Loan as of December 31, 2008.

All assets of the Company except our Carson City land and building secure the outstanding borrowings from Wells Fargo.

At December 31, 2008, we had cash and cash equivalents of $406,000.  We believe that our cash and cash equivalents on hand, together with cash flows from operations, if any, and amounts available under the credit facilities will be sufficient to meet our working capital and capital expenditure requirements for this and the next year.

In September 2002, our Board of Directors authorized the repurchase on the open market of up to 500,000 shares of our outstanding Common Stock at a share price no greater than $1.25, subject to compliance with applicable laws and regulations.  There is no requirement that we repurchase all or any portion of such shares.  The maximum total value of the repurchase is not to exceed $500,000.  From the inception of the repurchase authorization through the fiscal year-end date of June 30, 2003, we repurchased 75,700 shares of Common Stock for $43,741, at an average price of $0.58 per share.  No additional shares were repurchased in fiscal years 2004 through 2008.  We started repurchasing shares again in the first quarter of fiscal year 2009.  During the first quarter of the 2009 fiscal year, we repurchased 64,929 shares of common stock for $58,924, at an average price of $0.91 per share. In the second quarter of the 2009 fiscal year we repurchased 69,160 shares of common stock for $40,100 at an average price of $0.58 per share.  Since the initiation of the buyback program in 2002 through December 31, 2008, we have repurchased 209,789 shares for $142,765 at an average price of $0.68 per share.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4T. Controls and Procedures

The Chief Executive Officer and Chief Financial Officer (the principal executive officer and principal financial officer, respectively) conducted an evaluation of the design and operation of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)).  Based on that evaluation for the quarter ended December 31, 2008, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by use in the reports filed or submitted by us under the Exchange Act is accumulated, recorded, processed, summarized and reported to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, and to allow timely decisions regarding whether or not disclosure is required.

During the quarter ended December 31, 2008, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

As noted above, 16 other entities are named defendants in this case along with Pro-Dex.  While some are small businesses, others are larger corporations or their subsidiaries.  Further, as this case progresses, the OCWD is likely to add at least a few more named defendants to the case from the 400 Doe defendants it has designated in the current complaint.  In the indeterminable event that we would be held liable in the case, OCWD’s total recovery probably would be allocated among several defendants, each of which would pay only a proportionate share of that total recovery.

One of our past insurers has committed to pay most of our defense costs for the lawsuit, while reserving its rights as to whether it will cover any damages awarded against us, or any settlement payment to which Pro-Dex agrees to resolve the lawsuit, under past policies issued to us for a three-year period, March 31, 1983 to March 31, 1986.  The policies of these years have occurrence payment limits of $500,000.  The insurance company also has located an unspecified number of additional insurance policies previously issued to us, and is currently analyzing whether any of those policies cover us for the OCWD lawsuit.

Overall, the OCWD complaint remains vague, the OCWD is in an early stage of its remedial activities in the South Basin, the lawsuit is in the early stages of discovery, one of our insurers has committed to pay most defense costs and has reserved rights under one three-year set of policies and is continuing to consider extending coverage to us under other past policies, and any recovery the OCWD may gain through the lawsuit is likely to be allocated among several defendants.  Therefore, our liabilities, as well as our costs of defending, monitoring and concluding our involvement in this case are uncertain, and those costs cannot now be estimated.

Item 1A.  Risk Factors.

The effects of the recent global economic crisis may impact our business, operating results or financial condition.

The recent global economic crisis has caused a general tightening in the credit markets, lower levels of liquidity, increases in the rates of default and bankruptcy, and extreme volatility in credit, equity and fixed income markets. These macroeconomic developments could negatively affect our business, operating results or financial condition in a number of ways. For example, current or potential customers may be unable to fund  purchases of our products, which could cause them to delay, decrease or cancel purchases of our products and services or to not pay us or to delay paying us for previously purchased products and services. In addition, financial institution failures may cause us to incur increased expenses or make it more difficult either to utilize our existing debt capacity or otherwise obtain financing for our operations, investing activities (including the financing of any future acquisitions), or financing activities (including the timing and amount of any repurchases of our common stock or debt we may make in the future).   In addition to the above and other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-KSB for our fiscal year ended June 30, 2008. The risks discussed in our Annual Report on Form 10-KSB could materially affect our business, financial condition and future results. The risks described in our Annual Report on Form 10-KSB are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition or operating results

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

ISSUER PURCHASES OF SECURITIES

                The table below sets forth information with respect to purchases of the Company’s common stock made by or on behalf of the Company during the quarter ended December 31, 2008.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Party of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs

October 01-31, 2008	36,149	$0.69	176,778	323,222 ($372,311)
November 01-30, 2008	8,549	$0.56	185,327	314,673 ($367564)
December 01-31, 2008	24,462	$0.42	209,789	290,211 ($357,235)
Total	69,160	$0.58	209,789	290,211 ($357,235)

Item 3.    Defaults Upon Senior Securities.

None.

Item 4.    Submissions of Matters to a Vote of Securities Holders.

                On January 9, 2009, the Company held its 2008 Annual Shareholders Meeting.  At the Meeting, the Company's shareholders (i) Elected George Isaac, Michael Berthelot, William Healey and David Holder as directors; (ii) approved the authority for the Board of Directors to effect a reverse stock split if it should elect to do so at a later date; and (iii) ratified the appointment of Moss Adams, LLP as the Company's independent auditors for the fiscal year ending June 30, 2009.

•    The proposal to elect the Directors received the following votes.

                Mr. Isaac: For 7,127,564; and Withhold 325,351;

                Mr. Berthelot : For 6,854,865; and Withhold 598,050;

                Mr. Healey: For 7,118,177; and Withhold 334,738;

                Mr. Holder: For 6,908,310; and Withhold 544,605;

•     The proposal to the authority for the Board of Directors to effect a reverse stock split if it elected to do so at a later date received the following votes: For 6,039,541; Against 1,364,393; and Abstain 48,981.

•     The proposal to ratify the appointment of Moss Adams, LLP received the following votes: For 7,343,996; Against 71,874; and Abstain 37,045.

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

Date: February 12, 2009 PRO-DEX INC.	Date: February 12, 2009 PRO-DEX INC.
By: / s / Mark Murphy	By: / s / Jeffrey J. Ritchey

Mark Murphy	Jeffrey J. Ritchey
Chief Executive Officer	Secretary and Chief Financial Officer (Principal Financial and Accounting Officer)

End of Filing