Form 10-Q
period 2009-03-31
PRO DEX INC
filed 2009-05-14
CIK 788920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-Q

[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2009

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

Issuer's telephone number: 949-769-3200

Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.    Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company under  Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ] Accelerated filer [ ]  Non-accelerated filer [ ]  Smaller reporting company [ X ]

Indicate whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ] No [X]

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock outstanding as of the latest practicable date:  9,668,671 shares of Common Stock, no par value, as of May 8, 2009.

INDEX

Pro-Dex, Inc.

Item 1.      Financial Statements

PRO-DEX, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
	March 31, 2009 (unaudited)	June 30,2008 (audited)
ASSETS
Current assets:
Cash and cash equivalents	$504,000	$517,000
Accounts receivable, net of allowance for doubtful accounts
of $109,000 at March 31, 2009 and $144,000 at June 30, 2008	2,039,000	2,842,000
Other current receivables	-	205,000
Inventories	3,754,000	5,101,000
Prepaid expenses	159,000	214,000
Prepaid income taxes	735,000	860,000
Deferred income taxes	-	1,176,000
Total current assets	7,191,000	10,915,000
Property, plant, equipment, net	6,114,000	6,470,000
Other assets:
Goodwill	2,997,000	2,997,000
Intangibles - Patents, net	150,000	1,221,000
Other	87,000	68,000
Total other assets	3,234,000	4,286,000
Total assets	$16,539,000	$21,671,000
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Credit Line	$-	$2,000,000
Accounts payable	1,052,000	1,736,000
Accrued expenses	1,398,000	2,053,000
Income taxes payable	-	114,000
Current Portion Patent deferred payable	45,000	-
Current portion of term note	-	396,000
Current portion of TI loan	400,000	-
Current portion of real estate loan	32,000	30,000
Total current liabilities	2,927,000	6,329,000
Long-term liabilities:
TI Loan	1,467,000	-
Real estate loan	1,536,000	1,560,000
Patent deferred payable	-	44,000
Deferred income taxes	150,000	290,000
Deferred rent	200,000	150,000
Total long-term liabilities	3,353,000	2,044,000
Total liabilities	6,280,000	8,373,000
Shareholders' equity:
Common shares; no par value; 50,000,000 shares authorized;
9,709,776 shares issued and outstanding March 31, 2009
9,803,366 shares issued and outstanding June 30, 2008	16,554,000	16,545,000
Accumulated deficit	(6,295,000)	(3,247,000)
Total shareholders' equity	10,259,000	13,298,000

Total liabilities and shareholders' equity	$16,539,000	$21,671,000

PRO-DEX, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Three months ended March 31 (unaudited)

	2009	2008

Net sales	$4,608,000	$7,614,000

Cost of sales	3,497,000	5,388,000
Gross profit	1,111,000	2,226,000

Operating expenses:
Selling	315,000	397,000
General and administrative expenses	781,000	892,000
Impairment of intangible asset	997,000	-
Research and development costs	686,000	729,000
Total operating expenses	2,779,000	2,018,000

(Loss) income from operations	(1,668,000)	208,000

Other income (expense):
Other income, net	-	(45,000)
Royalty income	-	5,000
Interest (expense), net	(56,000)	(37,000)
Total	(56,000)	(77,000)

(Loss) income before provision for income taxes	(1,724,000)	131,000

Provision for income taxes	(673,000)	32,000
Allowance for deferred tax asset	1,960,000	-
Total Provision for income taxes	1,287,000	32,000

Net (Loss) income	$(3,011,000)	$99,000

Net (loss) income per share:
Basic	$(0.31)	$0.01
Diluted	$(0.31)	$0.01

Weighted average shares outstanding - basic	9,684,071	9,718,366
Weighted average shares outstanding - diluted	9,684,071	9,935,358

See notes to condensed consolidated financial statements.

PRO-DEX, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Nine months ended March 31 (unaudited)

	2009	2008

Net sales	$15,501,000	$19,728,000

Cost of sales	10,703,000	12,996,000
Gross profit	4,798,000	6,732,000

Operating expenses:
Selling	988,000	1,072,000
General and administrative expenses	2,461,000	2,492,000
Impairment of intangible asset	997,000	-
Research and development costs	2,083,000	1,939,000
Total operating expenses	6,529,000	5,503,000

(Loss) income from operations	(1,731,000)	1,229,000

Other income (expense):
Other income, net	-	3,000
Royalty income	9,000	25,000
Interest (expense), net	(176,000)	(119,000)
Total	(167,000)	(91,000)

Income (loss) before provision for income taxes	(1,898,000)	1,138,000

Provision for income taxes	(811,000)	409,000
Allowance for deferred tax asset	1,960,000	-
Total Provision for income taxes	1,149,000	409,000

Net income (loss)	$(3,047,000)	$729,000

Net Income (loss) per share:
Basic	$(0.31)	$0.08
Diluted	$(0.31)	$0.07

Weighted average shares outstanding - basic	9,722,408	9,718,366
Weighted average shares outstanding - diluted	9,722,408	9,928,128

See notes to condensed consolidated financial statements.

PRO-DEX, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine months ended March 31 (unaudited)

	2009	2008
Cash Flows from Operating Activities:
Net (loss) income	$(3,047,000)	$729,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	611,000	364,000
Impairment of intangible asset	997,000	-
Stock based compensation	129,000	157,000
(Recovery) of provision for doubtful accounts	(35,000)	(13,000)
(Decrease) increase in deferred taxes	(923,000)	43,000
Increase in deferred tax allowance	1,960,000	-
Changes in:
Decrease (increase) in accounts receivable	1,043,000	(48,000)
Decrease (increase) in inventories	1,347,000	(91,000)
Decrease (increase) in prepaid expenses	55,000	(247,000)
(Increase) in other assets	(20,000)	(9,000)
(Decrease) increase in accounts payable and accrued expenses	(1,341,000)	1,287,000
(Decrease) increase in income taxes payable	64,000	(44,000)
Net Cash provided by Operating Activities	840,000	2,128,000

Cash Flows From Investing Activities:
Purchases of equipment and leasehold improvements	(181,000)	(1,798,000)

Net Cash used in Investing Activities	(181,000)	(1,798,000)

Cash Flows from Financing Activities:
Net (payments) borrowing on line of credit	(2,000,000)	200,000
Principal payments on term note	(396,000)	(187,000)
Net Principal borrowing on TI Loan	1,866,000	-
Principal payments on mortgage	(23,000)	(21,000)
Principal payment on patent deferred payable	-	(196,000)
Stock repurchases	(119,000)	-

Net Cash used by Financing Activities	(672,000)	(204,000)

Net (decrease) increase in Cash and Cash Equivalents	(13,000)	126,000
Cash and Cash Equivalents, beginning of period	517,000	403,000

Cash and Cash Equivalents, end of period	$504,000	$529,000

Supplemental Information
Cash payments for interest	$178,000	$154,000

Cash payments for income taxes	$-	$560,000

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

NOTE 2.         INVENTORIES

      Inventories are stated at the lower of cost (the first-in, first-out method) or market and consist of the following:

	March 31, 2009	June 30, 2008
	(unaudited)	(audited)
Raw Materials	$1,389,000	1,874,000
Work in process	999,000	993,000
Development costs under contract	47,000	200,000
Finished goods	1,319,000	2,034,000
Total inventories	$3,754,000	$5,101,000

NOTE 3.         WARRANTY

The warranty reserve is based on historical costs of warranty repairs and expected future identifiable warranty expenses.  As of March 31, 2009, within our accrued expenses, we carried a warranty reserve of $579,000 which was comprised of $56,000 for future warranty expenses related to medical products that have been received back from the field and are currently in the process of being repaired, $456,000 for future warranty expenses related to medical and aerospace products that are still in the field, and $67,000 for our legacy dental and industrial products.  Warranty expenses are reflected in the financial statements in cost of sales (“COS”).  The total warranty expense reflected in the COS for the quarter ended March 31, 2009 was $26,000 and for the nine-months ended March 31, 2009 was $184,000.

Changes in our warranty accrual and (benefit)/expenses for the three and nine months ended March 31, 2009 and 2008 are presented below:

	Three months Ended March 31,
	2009	2008
Beginning Balance	$685,000	$534,000
Warranties issued during period	$167,000	$426,000
Adjustments to pre-existing warranties
due to assumption changes	$(141,000)	$(16,000)
Settlements (actual expenditures)	$(132,000)	$(160,000)
Ending Balance	$579,000	$784,000

	Nine months Ended March 31,
	2009	2008
Beginning Balance	$861,000	$469,000
Warranties issued during period	$524,000	$1,058,000
Adjustments to pre-existing warranties
due to assumption changes	$(340,000)	$29,000
Settlements (actual expenditures)	$(466,000)	$(772,000)
Ending Balance	$579,000	$784,000

The method of calculating the reserve remained the same as in previous periods, but by updating the estimates and assumptions for current cost and return profile data, the accrued warranty was reduced by $141,000 in the quarter ended March 31, 2009 for a total year to date accrual reduction of $340,000.

Accrued warranty expense was reduced during the third quarter and year to date ended March 31, 2009 compared to the third quarter and year to date ended March 31, 2008 due to fewer units shipped and eligible for warranty coverage, reduced expected future per unit repair costs and reduced expected return percentages.    The reduced repair costs reflect the average per unit actual cost to repair warranty eligible units seen in the quarter ended March 31, 2009 and the reduced return percentage reflects expected return activity based on a rolling twelve month period.  The repair costs and return profile assumptions are reviewed quarterly.  The table below reflects the effects on the three and nine month net loss and loss per share for the assumption changes.

	Three Months	Nine Months
	Ended March 31, 2009
Loss before provision for income taxes - before estimate change	$(3,152,000)	$(3,387,000)
Add: Impact of change in warranty reserve estimate assumptions	$141,000	$340,000
Less : Tax effect	$-	$-
Net Loss before provision of income taxes - after estimate change	$(3,011,000)	$(3,047,000)

EPS - before provision for income taxes - before estimate change	$(0.33)	$(0.35)
Add: Impact of change in warranty reserve estimate assumptions	$0.02	$0.04
Less : Tax effect	$-	$-
EPS - before provision of income taxes - after estimate change	$(0.31)	$(0.31)

NOTE 4.         NET INCOME (LOSS) PER SHARE

            The following table reconciles the weighted average shares outstanding for basic and diluted net income per share for the periods indicated.

	Three Months Ended March 31,
	2009	2008
Net (Loss) Income	$(3,011,000)	$99,000
Basic net income per common share:
Weighted average number of common shares outstanding	9,684,071	9,718,366
Basic net (loss) income per common share	$(0.31)	$0.01

Diluted net (loss) income per share:
Weighted average of common shares outstanding	9,684,071	9,718,366
Effect of potentially dilutive securities (options)	-	187,415
Effect of potentially dilutive securities (restricted shares)	-	17,654
Effect of potentially dilutive securities (warrants)	-	11,923
Weighted average number of common and shares -
Diluted	9,684,071	9,935,358
Diluted net (loss) income per common share	$(0.31)	$0.01

	Nine Months Ended March 31,
	2009	2008
Net (Loss) income	$(3,047,000)	$729,000
Basic net income per common share:
Weighted average number of common shares outstanding	9,722,408	9,718,366
Basic net (loss) income per common share	$(0.31)	$0.08

Diluted net income per share:
Weighted average of common shares outstanding	9,722,408	9,718,366
Effect of potentially dilutive securities (options)	-	177,744
Effect of potentially dilutive securities (restricted shares)	-	21,038
Effect of potentially dilutive securities (warrants)	-	10,980
Weighted average number of common and shares -
Diluted	9,722,408	9,928,128
Diluted net (loss) income per common share	$(0.31)	$0.07

Potentially dilutive securities not included in the diluted loss per share calculation due to net losses from continuing operations and for options that have a strike price higher than the market price for our common stock (no intrinsic value) are as follows:

	Three Months	Nine Months
	Ended March 31, 2009
Options to purchase common shares	-	29,715
Restricted Shares	-	-
Warrants to purchase common shares	-	-
Total potentially dilutive securities due to net loss	-	29,715

Options to purchase common shares	1,032,691	1,111,989
Restricted Shares	50,993	50,993
Warrants to purchase common shares	59,993	59,993
Total potentially dilutive securities due to no intrinsic value	1,143,677	1,222,975

NOTE 5.         CREDIT FACILITIES

We have credit facilities with Wells Fargo Bank and Union Bank.

Wells Fargo Credit Facility

Our credit facility with Wells Fargo had an initial total borrowing capacity of $6,625,000.  In January, 2009 we paid the remaining $271,000 balance due on the term note relating to the acquisition of our Astromec subsidiary, fully retiring such indebtedness and bringing the borrowing capacity to $6,000,000.  This note was paid approximately one year ahead of its scheduled due date.

As of March 31, 2009, the Wells Fargo credit facility had two components:

  a revolving Credit Line Note (“line of credit”) of up to $4,000,000 in borrowing availability, and a Five year Term Note (the “TI Loan”) with an initial balance of  $2,000,000, of which $1,866,667 was outstanding as of March 31, 2009.

There are certain financial and non-financial covenants that the Company must meet to be in compliance with the terms of the Wells Fargo credit facility.  As of the quarter ended March 31, 2009, we were in violation of the profitability and fixed charge coverage covenants, with each violation resulting in an event of default under the facility.  On May 12, 2009, we entered into a letter agreement with Wells Fargo pursuant to which Wells Fargo agreed to forbear exercising its rights under the credit facility until July 2, 2009 (the “Forbearance Period”) and reduced the maximum amount available under the line of credit from $4,000,000 to $1,000,000 during the Forbearance Period. During the Forbearance Period Wells Fargo has indicated that it will conduct a collateral audit and an analysis of our fixed assets to determine whether, and under what conditions, it might be willing to waive the existing covenant defaults.  If, by the end of the Forbearance Period, all defaults under the credit facility are not waived or the credit facility is not amended to contain covenants we can meet, Wells Fargo will have the right to exercise all of its rights and remedies under the credit facility, including its option of declaring all amounts outstanding under the credit facility immediately due and payable and, if not timely paid in full, instituting foreclosure proceedings with respect to our assets sufficient to recapture amounts owed to it under the line of credit (under which we currently have no borrowings) and the TI Loan.  We do not believe that we currently possess sufficient cash on hand that would enable us to pay all amounts outstanding under the Wells Fargo facility should it exercise its right to declare all such amounts immediately due and payable..

During the Forbearance Period, the credit facility has the two following components:

  a line of credit of up to $1,000,000, and

  the TI Loan.

The revolving credit line borrowing availability is a maximum of $1,000,000.  Its terms require monthly interest payments at either (i) the prime rate of interest (3.25% at March 31, 2009) plus 1.50%, or (ii) three month LIBOR (1.18% at March 31, 2009) plus 2.50%, at our discretion, based on outstanding borrowings.  The credit facility expires on November 1, 2009.   We are charged an unused credit line fee of 0.25% per annum payable quarterly on the average balance of the line of credit that is not used.  There was no outstanding balance under the credit line as of March 31, 2009 and there continues to be no borrowing under such credit line as of May 14, 2009.  Therefore the total eligible additional borrowing capacity under the line of credit as of March 31, 2009 was $4,000,000 and was $1,000,000 as of May 14, 2009.

The TI Loan had an initial balance of $2,000,000.  The borrowings from this term commitment were used for construction of tenant improvements for our Irvine, California facility.  Its terms require monthly principal and interest payments over the 60 month life of the loan, based on outstanding borrowings.  The interest rate is fixed at 5.72% over the life of the loan.  There was a $1,866,667 outstanding balance under the TI Loan as of March 31, 2009.

Under the terms of the credit facility, Wells Fargo may from time to time examine our financial records and inspect our properties.  We have been notified by Wells Fargo that a review of our records and properties is currently in progress and expected to be completed before the end of the current quarter ending June 30, 2009.  Potential changes to the agreement from the review, if any, have not been disclosed or determined by Wells Fargo.

All assets of the Company except our Carson City land and building secure the outstanding borrowings under the Wells Fargo credit facility.

Union Bank Credit Facility

In March 2006, we entered into a ten year mortgage with Union Bank of California for $1,650,000.  The principal balance of the mortgage bears interest at a fixed annual rate of 6.73%.  Payments on the mortgage are $11,379 per month (based on a 25 year amortization), with the balance of $1,291,666 in principal due on April 1, 2016.  The mortgage is secured by our Carson City land and building.  There was $1,568,058 in principal outstanding under the mortgage as of March 31, 2009.

The Union Bank mortgage contains cross-default provisions that make it an event of default under the mortgage if we default under any obligation concerning the borrowing of money.  The default under the Wells Fargo facility discussed above in this Note 5 has triggered the cross-default under the Union Bank mortgage, which can, in turn, cause the entire amount owing under the mortgage (approximately $1,562,874 as of May 14, 2009) to become immediately due and payable.  We have received a waiver of this instance of the cross-default from Union Bank.

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

            Significant management judgment is required in determining our provision for income taxes and the recoverability of our deferred tax asset.  Such determination is based primarily on our historical taxable income, with some consideration given to our estimates of future taxable income by jurisdictions in which we operate and the period over which our deferred tax assets will be recoverable.  Due to earnings during the past three years, we recorded $1,960,000 valuation allowance against our deferred tax assets in the quarter ended March 31, 2009.  This reduction in deferred tax assets is adjusted through income tax expense.

As of March 31, 2009, pursuant to FIN 48, we have accrued $53,000 of uncertain tax positions related to state income tax matters related to R&D credits and would reduce the Company’s income tax expense if recognized and would result in a corresponding decrease in the Company’s effective tax rate.

During the quarter ended September 30, 2008, the Internal Revenue Service settled its audit of our federal income tax returns for the fiscal years ended June 30, 2004 through June 30, 2006.  This settlement resulted in the reversal of $41,000 of unrecognized tax benefits associated with Section 263A costs we reported, which reduced our tax expense by $6,000.  This reversal reduced our income tax benefit for the six months ended December 31, 2008.  During the quarter ended March 31, 2009, we filed amended state returns for the fiscal years ended June 30, 2004 through June 30, 2006 to report the related changes to the Section 263A costs.  The filing of the amended state tax returns resulted in the reversal of $9,000 of unrecognized tax benefits associated with the Section 263A costs we reported, which reduced our tax expense by $1,000.  This reversal reduced our income tax benefit for the nine months ended March 31, 2009.  Our remaining FIN 48 tax liability, related to the fiscal years ended June 30, 2004 through June 30, 2006 is $53,000 as of March 31, 2009.  We have not identified any new unrecognized tax benefits.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at July 1, 2008	$114,000
Additions based on tax positions related to the current year	-
Additions for tax positions of prior years	17,000
Reductions for tax positions of prior years	(28,000)
Reduction for Settlements	(50,000)

Balance at March 31, 2009	$53,000

We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of March 31, 2009, we had approximately $12,000 in accrued interest and penalties which is included as a component of the $53,000 unrecognized tax benefit noted above. The liability for the payment of interest and penalties has increased by approximately $5,000 for the nine months ended March 31, 2009.

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

NOTE 7.         SHARE-BASED COMPENSATION

Share-based compensation expense recognized under SFAS 123(R) for the three months ended March 31, 2009 and 2008 was $42,000 and $54,000, respectively, which was related to stock options and restricted stock grants.  Share-based compensation expense reduced our results of operations as shown:

	Three months ended March 31,
	(unaudited)
	2009	2008
Share-based compensation expense recognized:
General and administrative, options	13,000	25,000
General and administrative, restricted stock	29,000	29,000
Subtotal expense	42,000	54,000
Related deferred tax benefit	-	(12,000)
Decrease in net income	42,000	42,000

Decrease in basic earnings per share	$0.00	$0.00
Decrease in diluted earnings per share	$0.00	$0.00

Share-based compensation expense recognized under SFAS 123(R) for the nine months ended March 31, 2009 and 2008 was $129,000 and $157,000, respectively, which was related to stock options and restricted stock grants.  Share-based compensation expense reduced our results of operations as shown:

	Nine months ended March 31,
	(unaudited)
	2009	2008
Share-based compensation expense recognized:
General and administrative, options	41,000	69,000
General and administrative, restricted stock	88,000	88,000
Subtotal expense	129,000	157,000
Related deferred tax benefit	-	(35,000)
Decrease in net income	129,000	122,000

Decrease in basic earnings per share	$0.01	$0.01
Decrease in diluted earnings per share	$0.01	$0.01

As of March 31, 2009, there was $75,281 of total unrecognized compensation cost related to 173,500 non-vested outstanding stock options with a per share weighted average value of $1.17.  The unrecognized expense is anticipated to be recognized on a straight-line basis over a weighted average period of 1.1 years.  The following is a summary of stock option activity in the nine months ending March 31:

	2009		2008
		Weighted- Average		Weighted- Average
Options	Shares	Exercise Price	Shares	Exercise Price
Outstanding at beginning of fiscal year (7/1)	1,109,500	$1.58	1,038,500	$1.60
Granted	106,000	0.62	101,000	1.50
Exercised	-	-	-	-
Forfeited	(22,500)	1.92	(30,000)	1.76
Outstanding at end of period (3/31)	1,193,000	$1.49	1,109,500	$1.59

Exercisable at end of period (3/31)	1,019,500	$1.56	905,250	$1.56

Weighted-average fair value per
Option granted during the period		$0.28		$0.79

The intrinsic value indicated in the table below is based on the closing stock price at March 31, 2009 of $0.43 per common share.  The following table summarizes information regarding options outstanding and options exercisable at March 31, 2009:

		Options Outstanding			Options Exercisable
		Weighted- Average	Weighted- Average	Aggregate		Weighted- Average	Aggregate
Range of	Number	Remaining	Exercise	Intrinsic	Number	Exercise	Intrinsic
Exercise Price	Outstanding	Contractual Life	Price	Value	Outstanding	Price	Value
$0.42 to $0.92	351,000	4.7 years	$0.56	$600	275,000	$0.71	$600
$1.00 to $1.56	447,000	5.8 years	1.06	$-	355,750	1.33	$-
$1.74 to $2.18	220,000	2.7 years	2.05	$-	220,000	2.05	$-
$2.44 to $3.30	175,000	6.3 years	2.68	$-	168,750	2.78	$-
Total	1,193,000	5.0 years	$1.49	$600	1,019,500	$1.56	$600

Restricted Stock

The following is a summary of restricted share activity in the nine months ending March 31, 2008 and 2009, respectively:

	2009		2008
		Weighted-Average		Weighted- Average
Restricted shares	Shares	Exercise Price	Shares	Exercise Price
Outstanding at beginning of fiscal year (7/1)	170,000	$1.38	255,000	$1.38
Granted	-	-	-	-
Issued	(85,000)	$-	-	-
Forfeited	-	-	-	-
Outstanding at end of period (3/31)	85,000	$1.38	255,000	$1.38

Exercisable at end of period (3/31)	-	$-	85,000	$1.38

As of March 31, 2009, there was $107,526 of total unrecognized compensation cost related to 85,000 non vested outstanding restricted shares with a per share weighted average value of $1.38.  The unrecognized expense is anticipated to be recognized on a straight-line basis over a weighted average period of 0.9 years.

Stock Warrants

At March 31, 2009, warrants to acquire 100,000 shares of common stock were outstanding. These warrants are fully vested, have a weighted-average exercise price of $1.25 and a weighted-average remaining life of 0.25 years.

NOTE 8.         MAJOR CUSTOMERS

We had two major customers (defined as a customer that represents greater than 10% of our total revenues) in the nine months ended March 31, 2009 and 2008.

		Nine months ended March 31,
		(unaudited)
	2009		2008
	Revenues	Accts. Rec.	Revenues	Accts. Rec.
Customer 1	$3,070,000	$720,000	$3,579,000	$689,000
Customer 2	$4,509,000	$527,000	$6,434,000	$1,018,000

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

On June 23, 2008, the Orange County Water District (“OCWD”) filed a complaint in the Superior Court of the State of California in the County of Orange concerning remediation of alleged ground water contamination in the Orange County Groundwater South Basin; Orange County Water District v. Sabic Innovative Plastics U.S. LLC, et al., Case No. 00078246.  The South Basin underlies parts of Santa Ana, California and adjacent cities.  The complaint identifies 17 named defendants, including Pro-Dex, and also designates 400 unnamed Doe defendants.  We moved out of this Santa Ana site in April, 2008 and have no remaining operations there.

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

NOTE 10.       INTANGIBLE ASSET IMPAIRMENT

Given the company’s lack of a direct dental distribution channel, it has stopped actively promoting the product that is based on the intangible asset resulting from the purchase of certain assets from IntraVantage, Inc. in October 2005.  Any substantial future value therefore stems from the possibility that a company with a direct dental distribution channel (a “Market Participant”) might be interested in access to the technology through product purchases, licenses, acquisition, joint venture, or other means.  Given the current economic environment, the general lack of investment in new products, the limited number of Market Participants to whom this technology relates, the time and expense necessary to consummate a transaction, and other factors considered by management, there is also a significant possibility that no distribution partner will be found, resulting in effectively no value of the asset.  Given this change in circumstance, in accordance with FAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” management tested the carrying amount of the intangible asset for recoverability as of March 31, 2009.  The result of management’s analysis (based on several scenarios with varying probabilities of occurring) was that the asset’s value was impaired and, accordingly a charge of $997,000 was taken in the fiscal 2009 third quarter.  Management remains committed to optimizing the value of this technology for our shareholders, and will continue to pursue any opportunity to accomplish that end.

Patent Intangible

Net carrying amount - 6/30/2008	$1,222,000

Amortization	$(75,000)

Impairment charge	$(997,000)

Net Carrying Amount - 3/31/2009	$150,000

NOTE 11.       SUBSEQUENT EVENTS

As of the quarter ended March 31, 2009, we were in violation of the profitability and fixed charge coverage covenants under our Wells Fargo credit facility, with each violation resulting in an event of default under the Wells Fargo facility.  On May 12, 2009, we entered into a letter agreement with Wells Fargo pursuant to which Wells Fargo agreed to forbear exercising its rights under the credit facility until July 2, 2009.  The default under the Wells Fargo facility has also triggered a cross-default under our Union Bank mortgage that was waived by Union Bank.  The default, forbearance, cross-default and related consequences to us are discussed in greater detail in Note 5 above.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

COMPANY OVERVIEW

The following discussion and analysis provides information that our management believes is relevant to an assessment and understanding of our results of operations and financial condition for each of the three and nine month periods ended March 31, 2009 and 2008, respectively.  This discussion should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included elsewhere in this Report. This Report contains certain forward-looking statements and information. The cautionary statements included herein should be read as being applicable to all related forward-looking statements wherever they may appear.  Our actual future results could differ materially from those discussed herein.  Our critical accounting policies relate to inventory valuation for slow moving items, impairment of goodwill, warranty reserves, and recoverability of deferred income taxes.

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

Pro-Dex, Inc. (“Company,” “Pro-Dex,” “we,” “our,”, “us”), with operations in Irvine, California, Beaverton, Oregon and Carson City, Nevada, provides a pathway to product solutions rarely envisioned by customers.  A unique blend of creativity and systemic discipline enables us to develop and manufacture innovative designs that powerfully complete a customer’s strategic product offering. Pro-Dex leverages extraordinary human collaboration and superior technical capability to power and control products used in medical, aerospace, military, research and industrial applications requiring high precision in harsh environments.  With expertise in multi-axis motion control, fractional horsepower motors and rotary drive systems, we identify and create unexpected value for our customers.

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

Critical Accounting Estimates and Judgments

Goodwill

The Company identifies two reporting units for purposes of its annual goodwill impairment testing, based on the SFAS 142 requirements arising from its acquisitions of Micro Motors and Astromec. The Company’s Carson City reporting unit corresponds to the operations resulting from the Astromec acquisition, while its Irvine reporting unit corresponds to the operations resulting from the Micro Motors acquisition.

We monitor current market conditions and review for potential triggering events quarterly to determine if there is a need for interim impairment testing. We did not determine that a triggering event for the Astromec and Micro Motors goodwill occurred in the past 12 months. We did however; determine that a triggering event occurred with the patent intangible asset, due to market conditions affecting its expected value.  Our standard annual impairment testing is done April 1 of each year.

In determining if a triggering event has occurred, we consider not only expectations for growth in the entire US economy, but also expectations for regional growth specific to our sales markets and specific to our industry and product lines.

Warranties

The warranty accrual is determined by reviewing the return rates and warranty repair costs for warranty eligible products.  We accrue an amount of expected repair cost based on these factors projected for the future applicable warranty period.  If actual return rates or repair costs differ from our estimates, actual results could vary from the projected accrual.  The repair return rates and cost assumptions are reviewed quarterly.

External Market Capitalization compared to book value

As a company with a very small market capitalization and a limited shareholder base, our market capitalization has been negatively affected by the very unusual economic and market environment.  We believe our market capitalization may not reflect the true value of the Company and or be indicative of the true economic value of our assets.

Some of the indications of disproportionate effect on our company include studies that show a strong difference in the valuations of the companies based on total market capitalization, with the small caps being most adversely affected. One recent study examined orthopedic and medical device companies.  The companies classified as “large Cap” are trading at 70% of their 52 week high, 2.4x revenues and 7.9x EBITDA.  The 15 companies classified as “Mid-Caps” were as expected, in the middle of the trading multiple, trading at 54% of their 52 week high, 1.5x revenues and 8.2x EBITDA, “Small Cap” companies are trading at 29% of their 52 week high, 1.5x revenues and 11.4x EBIDTA.  The EBITDA multiple can be misleading for the small caps as of the 15 companies in the sample size, only 4 had a positive EBITDA, of which Pro-Dex was one.  Of the large caps, all 7 companies exhibited a positive EBITDA.  We feel this analysis confirms that the current market environment exhibits a significant disproportionately unfavorable effect against small public companies in general including Pro-Dex.

Description of Business

The majority of our revenue is derived from designing, developing and manufacturing rotary drive systems for the medical device and dental industries, motion control software and hardware for industrial and scientific applications, and fractional horsepower DC motors for aerospace, medical and military applications. A large part of the revenue of the Company has been driven by developing and selling numerous types of private label rotary drive systems for use in dental, cranial, spinal, arthroscopic and orthopedic surgery.  Other revenue sources include designing and manufacturing miniature pneumatic motors, fractional horsepower DC motors and motion control systems for industrial applications in the automotive, aerospace, and apparel industries.

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

In the three months ended March 31, 2009, $686,000 was expensed for company-funded research and development; a decrease of $43,000 from the $729,000 expensed in the three months ended March 31, 2008.  The decrease was attributable to decreased labor costs for medical device development offset by increases in small motor product development, improvement and validation.

We seek customer-funded projects to customize generic rotary drive, motion control, and electric motor technology platforms to specific customer requirements.  For customer-funded development projects, costs are capitalized and recognized as a cost of sales when specific deliverables within the development contracts are earned, matching the costs to the revenue.  Revenue related to these fees can vary greatly due to the timing of contract milestones that prompt the revenue recognition.  The results of customer-funded development work are intended to provide long-term exclusive manufacturing agreements and may provide the customer with the retention of the intellectual property developed.  The identity of our customers is generally protected by a non-disclosure agreement.

The fees earned are classified as revenue as opposed to reimbursement against expense as part of the technology we are contracted to produce is not retained by us, but rather transferred to the funding company for future economic benefit.

Contract revenue for customer funded research and development is principally recognized based on the achievement of contractual milestones and the Cost of Sales (COS) is recognized as the ratio of total actual incurred costs to date to total estimated costs for each contract (cost-to-cost method) in accordance with Statement of Position No. 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” Generally, we review cost performance and estimates to complete on its ongoing contracts at least annually.  The impact of revisions of profit estimates are recognized on a cumulative catch-up basis in the period in which the revisions are made.

Our estimates of contract costs are based on expectations of costs to deliver the milestone. These estimates can change based on unforeseen technology and integration issues, but known risk factors and contract challenges are generally allowed for in the initial scope and cost estimate of the program.  Revisions in profit estimates are charged to income in the period in which the facts that give rise to the revision become known. In certain circumstances, specific contracts in which the Company cannot reliably make estimates of total revenues and expenses are accounted for under the completed contract method. Under the completed contract method, all revenue and expenses attributable to the specific contract are deferred until the end of the project.

Customer-funded research and development fees provided $77,000 in revenue during the quarter ended March 31, 2009, compared to $64,000 for the quarter ended March 31, 2008.

Our revenue is derived from five main customer types.  The proportion of total sales to each customer type and sales by location are noted in the tables below (unaudited):

	Three months Ended March 31,				Nine months Ended March 31,
Sales by customer type ($'000)	2009		2008		2009		2008
Dental	$574	12%	$840	11%	$1,883	12%	$2,589	13%
Medical	2,912	63%	4,668	61%	8,275	53%	11,400	58%
Industrial	243	5%	835	11%	2,054	13%	2,466	13%
Aerospace	387	8%	739	10%	1,809	12%	1,718	9%
Government, repairs and other	492	11%	532	7%	1,480	10%	1,555	8%
Total Sales	$4,608	100%	$7,614	100%	$15,501	100%	$19,728	100%

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

At the present time, we are generally able to fill orders within sixty days.  At March 31, 2009, we had a backlog, including orders for delivery beyond sixty days, of $11.6 million compared with a backlog of $9.6 million at March 31, 2008 and $10.4 million at June 30, 2008.  We expect to ship most of our backlog in fiscal year 2009 and the remainder in fiscal years 2010 and 2011.  The increased backlog compared to March 2008 and June 2008 is due the booking of a $1.3 million order for a new product expected to be released in calendar year 2009.  We do not typically experience seasonal fluctuations in our new order bookings, but may experience variability in such bookings due to the timing of major new product launches.  Similarly, we do not typically experience seasonal fluctuations in our shipments and revenues.

RESULTS OF OPERATIONS

For the Three-Month periods ended March 31, 2009 and 2008

            The following table sets forth the percentage of net revenues represented by each item in our Consolidated Statements of Operations.

($'000)	Three Months Ended March 31,
	2009		2008
Net sales:	$4,608	100%	$7,614	100%
Cost of sales	3,497	76%	5,388	71%
Gross Profit	1,111	24%	2,226	29%

Selling, general and administrative expenses	1,097	24%	1,289	17%
Impairment of intangible asset	997	22%	-	0%
Research and development costs	686	15%	729	10%
(Loss) income from Operations	(1,668)	-36%	208	3%

Net interest and other expense	(56)	-1%	(77)	-1%

Provision for income taxes	1,287	28%	32	0%
Net income	$(3,011)	-65%	$99	1%

Net Sales.  Consolidated sales decreased from $7,614,000 to $4,608,000 ($3,006,000 or 39%) for the quarter ended March 31, 2009 compared to the quarter ended March 31, 2008.  The decrease was primarily due to sales to a major medical customer in support of their inventory build of a single product during the third quarter of fiscal 2008.  These sales were not repeated in the third quarter of fiscal 2009 as the customer returned to a steadier, but lower shipping rate.  The third quarter of 2009 saw a substantial decrease in industrial motion control sales, as that industry has been severely negatively impacted by the current economic climate.  Aerospace sales were negatively impacted by the timing of deliveries on certain contracts that had lower requirements during the quarter ended March 31, 2009.  Finally, we have been exiting the sale of low-profit, non-differentiated products throughout 2009.

Although selective price increases and decreases were implemented in response to market conditions, the majority of the sales changes for each product line are due primarily to changes in sales volume, not the effect of price changes.

Gross Profit and Gross Profit Percentage of Sales.  Our consolidated gross profit for the quarter ended March 31, 2009 decreased $1,111,000 or 50% compared to the same quarter in the previous year due mainly to the lower sales rate.  Gross profit as a percentage of sales was 5% lower at 24% for the quarter ended March 31, 2009 compared to 29% for the quarter ended March 31, 2008.  Net gross profit margins were lower than the same quarter in the previous year due to an unfavorable sales mix that included fewer high margin industrial motion control and medical products.  The effect of the unfavorable sales mix was offset by reduced warranty expense which is attributed to both lower projected per unit costs to repair warranty-covered products and a reduced expected return rate.  Gross profit and gross profit as a percentage of sales were as follows:

	Three Months Ended March 31,
	2009	2008	Decrease
Gross Profit	$1,111,000	$2,226,000	-50%
Gross Profit Percentage of Sales	21%	29%

Selling, General and Administrative Costs (S, G&A).  Consolidated S, G & A costs increased to $2,094,000 for the quarter ended March 31, 2009 from $1,289,000 for the quarter ended March 31, 2008.  The decrease in selling cost is mainly due to lower advertising and trade show fees ($57,000) and lower labor costs ($25,000).  Operational general and administrative costs were lower due to lower labor costs ($53,000) and decreased cost relating to Sarbanes Oxley compliance ($49,000).  The increase in total S, G & A costs was due to the impairment determination of the patent related intangible ($997,000).  The impairment loss is more fully described in Note 10 of the accompanying Unaudited Condensed Consolidated Financial Statements, Goodwill and Intangible Assets.

As a percentage of sales, S, G&A expenses increased to 45% of sales and without the effect of the asset impairment increased to 24% of sales from 17% of sales for the three months ended March 31, 2009 and 2008 respectively due to the lower sales levels.  S, G&A costs were as follows:

	Three Months Ended March 31,		Increase
	2009	2008	(Decrease)
Selling	$315,000	$397,000	-21%
General and administrative	$782,000	$892,000	-12%
Impairment of intangible asset	$997,000	$-	N/A
Total Selling, General & Administrative cost	$2,094,000	$1,289,000	62%
Selling, General & Administrative cost as
Percentage of Sales	45%	17%

Research and Development (R&D) Costs.  Company-funded research and development cost decreased $42,000 to $686,000 for the quarter ended March 31, 2009 from $729,000 for the quarter ended March 31, 2008, a decrease of 6%.  The decrease was due mainly to lower labor costs ($94,000) offset by higher small motor development costs.  Company-funded research and development costs were as follows:

	Three Months Ended March 31,
	2009	2008	Decrease
Research and Development costs	$686,000	$729,000	-6%
Research & Development Percentage of Sales	15%	10%

Operating Profit (loss) and Operating Profit (loss) Percentage of Sales.  Our resulting consolidated operating profit for the quarter ended March 31, 2009 decreased to a loss of $1,668,000 compared to a profit of $208,000 for the same quarter in the previous year.  Operating profit as a percentage of sales decreased to -36% for the quarter ended March 31, 2009 compared to 3% for the quarter ended March 31, 2008.  Operating profit and margin were as follows:

	Three Months Ended March 31,
	2009	2008	Decrease
Operating Profit	$(1,668,000)	$208,000	N/A
Operating Profit Percentage of Sales	-36%	3%

Royalties and Other Income.  We received no royalty income or other income in the quarter ended March 31, 2009, compared to $5,000 in royalty income and ($44,000) in other loss in the same period during the prior year.

Net Interest Expense.  Net interest expense for the quarter ended March 31, 2009 was $56,000 compared to $37,000 in the quarter ended March 31, 2008 due to the higher debt levels.

Income Tax Provision. Our estimated effective combined federal and state tax rate on loss from operations for the quarter ended March 31, 2009 resulted in a 75% provision of earnings before tax compared to a 24% provision of earnings before tax for the quarter ended March 31, 2008.  The difference in the 2009 rate is due to a $1,960,000 valuation allowance against our current and long term deferred tax assets. The deferred tax valuation allowance is more fully described in Note 6 of the accompanying Unaudited Condensed Consolidated Financial Statements, Income taxes.

Net (Loss)/Income.  Our net loss for the three months ended March 31, 2009 was $3,011,000 or $0.31 per share on a basic and diluted basis, as compared to net income of $99,000 or $0.01 per share on a basic and diluted basis for the three months ended March 31, 2008.

For the Nine-Month periods ended March 31, 2009 and 2008

            The following table sets forth the percentage of net revenues represented by each item in our Consolidated Statements of Operations.

($'000)	Nine Months Ended March 31,
	2009		2008
Net sales:	$15,501	100%	$19,728	100%
Cost of sales	10,703	69%	12,996	66%
Gross Profit	4,798	31%	6,732	34%

Selling, general and administrative expenses	4,446	29%	3,564	18%
Research and development costs	2,083	13%	1,939	10%
(Loss) Income from Operations	(1,731)	-11%	1,229	6%

Net interest and other expense	(167)	-1%	(91)	0%

Provision for income taxes	1,149	7%	409	2%
Net (loss) income	$(3,047)	-20%	$729	4%

Net Sales.  Consolidated net sales decreased to $15,501,000 from $19,728,000 ($4,227,000 or 22%) for the nine months ended March 31, 2009, compared to the nine months ended March 31, 2008.  The decrease was primarily due to the delivery of a single product to a major medical customer during the first half of fiscal 2008 and reduced sales to a major medical customer in support of their inventory build of a single product during the third quarter of fiscal 2008.  These sales were not repeated in the second and third quarters of fiscal 2009 as the first customer plans to replace this product with a newly developed product that we are forecasting to begin shipping in the fourth quarter of fiscal year 2009 and the second customer returned to a steadier, but lower shipping rate. The third quarter of 2009 saw a substantial decrease in industrial motion control sales, as that industry has been severely and negatively impacted by the current economic climate.  Finally, we have been exiting the sale of low-profit, non-differentiated products throughout 2009.

Although selective price increases and decreases were implemented in response to market conditions, the majority of the sales changes for each product line are due primarily to changes in sales volume, not the effect of price changes.

Gross Profit and Gross Profit Percentage of Sales.  Consolidated gross profit decreased to $4,798,000 from $6,732,000 ($1,934,000 or 29%) for the nine months ended March 31, compared to the nine months ended March 31, 2008 due to lower sales volume.  Gross profit as a percentage of sales was 3% lower at 31% for the nine months ended March 31, 2009 compared to 34% for the period ended March 31, 2008.  As compared to the prior year’s comparable nine month period, gross profit margins decreased by 3% as a less favorable sales mix that included a lower amount of high margin industrial motion control and medical sales that did not completely offset the favorable effect of reduced warranty costs. Gross profit and gross profit as a percentage of sales were as follows:

	Nine Months Ended March 31,
	2009	2008	Decrease
Gross Profit	$4,798,000	$6,732,000	-29%
Gross Profit Percentage of Sales	31%	34%

 Selling, General and Administrative Costs (S, G&A).  Consolidated S, G & A costs for the nine months ended March 31, 2009 increased $883,000 to $4,447,000 from $3,564,000 for the nine months ended March 31, 2008.  Selling cost decreases in the first nine months of 2009 compared to the first nine months of 2008 include reduced advertising, trade show fees and labor costs ($82,000). Operational general and administrative costs were lower due to labor cost reductions associated with reduced headcount.  The increase in total G & A costs was due to the impairment determination of the patent related intangible ($997,000).  The impairment loss is more fully described in Note 10 of the accompanying Unaudited Condensed Consolidated Financial Statements, Goodwill and Intangible Assets.

As a percentage of sales, S, G&A cost increased to 29% of sales and without the effect of the asset impairment increased to 22% of sales from 18% of sales for the nine months ended March 31, 2009 and 2008 respectively due to the lower sales levels.  S, G&A costs were as follows:

	Nine Months Ended March 31,		Increase
	2009	2008	(Decrease)
Selling	$988,000	$1,072,000	-8%
General and administrative	$2,462,000	$2,492,000	-1%
Impairment of intangible asset	$997,000	$-	N/A
Total Selling, General & Administrative cost	$4,447,000	$3,564,000	25%
Selling, General & Administrative cost as
Percentage of Sales	29%	18%

Research and Development (R&D) Costs.  Company-funded research and development costs increased $144,000 to $2,083,000 for the nine months ended March 31, 2009 from $1,939,000 for the nine months ended March 31, 2008, an increase of 7%.  The increase was primarily due to increased labor costs in the first part of the year ($106,000) and increased Irvine facility costs.  Company-funded research and development costs were as follows:

	Nine Months Ended March 31,
	2009	2008	Increase
Research and Development costs	$2,083,000	$1,939,000	7%
Research & Development Percentage of Sales	13%	10%

Operating Profit (loss) and Operating Profit (loss) Percentage of Sales.  Our consolidated operating loss for the nine months ended March 31, 2009 was $734,000 compared to an operating profit of $1,229,000 for the same period in the previous year.  Operating profit as a percentage of sales decreased to -5% for the nine months ended March 31, 2009 compared to 6% for the nine months ended March 31, 2008.  Operating profit and margin were as follows:

	Nine Months Ended March 31,
	2009	2008	Decrease
Operating Profit (loss)	$(1,731,000)	$1,229,000	-241%
Operating Profit Percentage of Sales	-11%	6%

Royalties and Other Income.  We received $9,000 in royalty payments in the nine months ended March 31, 2009, compared to $25,000 in royalty payments in the nine months ended March 31, 2008 and no other income in the nine months ended March 31, 2009 compared to $3,000 in other income in the nine months ended March 31, 2008.

Net Interest Income/Expense.  Net interest expense for the nine months ending March 31, 2009 was $176,000 compared to net interest expense of $119,000 in the nine months ended March 31, 2008, due to higher debt levels.

Income Tax Provision. Our estimated effective combined federal and state tax rate on loss from operations for the nine months ended March 31, 2009 resulted in a 61% provision of earnings before tax compared to a provision of 36% of earnings before tax for the nine months ended March 31, 2008.  The difference in the 2009 rate is due to a $1,960,000 valuation allowance against our current and long term deferred tax assets.  The deferred tax valuation allowance is more fully described in Note 6 of the accompanying Unaudited Condensed Consolidated Financial Statements, Income taxes.

Net Income/Loss.  Our net income/loss for the nine months ended March 31, 2009 was a loss of ($3,047,000) or ($0.31) per share on a basic and diluted basis, as compared to a net income of $729,000 or $0.07 per share on a basic and $0.08 per share on a diluted basis for the nine months ended March 31, 2008.

Liquidity and Capital Resources

The following table presents selected financial information as of the end of the third quarter of fiscal 2009 and 2008, respectively, as well as of the year ended June 30, 2008:

	As of March 31,		As of
	2009	2008	June 30, 2008
Cash and cash equivalents	$504,000	$529,000	$517,000
Working Capital¹	$4,264,000	$5,691,000	$4,586,000
Credit Line outstanding balance	$0	$500,000	$2,000,000
Net Debt³	$3,465,000	$2,072,000	$3,953,000
Tangible book value/common share²	$0.73	$0.97	$0.93
Number of days of sales outstanding (DSO) in
accounts receivable at end of quarter[4]	40	42	48

1 Working Capital = Ending Current Assets less Ending Current Liabilities.

2 Tangible book value/common share = (Total shareholders’ equity – Net intangible asset (patents) - Goodwill) / (basic outstanding shares).

3 Net Debt = Total Ending Long Term plus Current Portion of Debt plus Credit Line less Cash

4 DSO = Ending Net Accounts Receivable balance / (Previous Quarter Sales / 91).

Our working capital at March 31, 2009 decreased to $4.3 million compared to $5.7 million at March 31, 2008 and was $0.3 million lower than the $4.6 million at June 30, 2008.  The reduced working capital is due to the allowance taken against the current portion of the deferred tax asset.  Cash flow provided by operations was $840,000 in the nine months ended March 31, 2009 compared to cash flow provided by operations of $2,128,000 for the nine months ended March 31, 2008.  Fiscal year 2009 cash was provided largely through a decrease in inventory ($1,347,000) and reduction in accounts receivable ($1,043,000) offset by a reduction in accounts payable ($1,341,000) that occurred in the first part of the fiscal year.

At March 31, 2009, we had cash and cash equivalents of $504,000.  We believe that our cash and cash equivalents on hand, together with cash flows from operations, if any, and amounts available, if any, under the credit facilities will be sufficient to meet our working capital and capital expenditure requirements for the next twelve months.

In September 2002, our Board of Directors authorized the repurchase on the open market of up to 500,000 shares of our outstanding Common Stock at a share price no greater than $1.25, subject to compliance with applicable laws and regulations.  There is no requirement that we repurchase all or any portion of such shares.  The maximum total value of the repurchase is not to exceed $500,000.  From the inception of the repurchase authorization through the fiscal year-end date of June 30, 2003, we repurchased 75,700 shares of Common Stock for $43,741, at an average price of $0.58 per share.  No additional shares were repurchased in fiscal years 2004 through 2008.  During the first nine months of the 2009 fiscal year, we repurchased 182,390 shares of common stock for $118,491, at an average price of $0.65 per share. Since the initiation of the buyback program in 2002 through March 31, 2009, we have repurchased 258,090 shares for $162,233 at an average price of $0.63 per share.  Our Board has not set an expiration date for the purchase of our shares pursuant to this program.

Issues Related to Credit Facilities

As of March 31, 2009, the Wells Fargo credit facility had two components:

  a revolving Credit Line Note (“line of credit”) of up to $4,000,000 in borrowing availability, and a Five year Term Note (the “TI Loan”) with an initial balance of  $2,000,000, of which $1,866,667 was outstanding as of March 31, 2009.

There are certain financial and non-financial covenants that the Company must meet to be in compliance with the terms of the Wells Fargo credit facility.  As of the quarter ended March 31, 2009, we were in violation of the profitability and fixed charge coverage covenants, with each violation resulting in an event of default under the facility.  On May 12, 2009, we entered into a letter agreement with Wells Fargo pursuant to which Wells Fargo agreed to forbear exercising its rights under the credit facility until July 2, 2009 (the “Forbearance Period”) and reduced the maximum amount available under the line of credit from $4,000,000 to $1,000,000 during the Forbearance Period. During the Forbearance Period Wells Fargo has indicated that it will conduct a collateral audit and an analysis of our fixed assets to determine whether, and under what conditions, it might be willing to waive the existing covenant defaults.  If, by the end of the Forbearance Period, all defaults under the credit facility are not waived or the credit facility is not amended to contain covenants we can meet, Wells Fargo will have the right to exercise all of its rights and remedies under the credit facility, including its option of declaring all amounts outstanding under the credit facility immediately due and payable and, if not timely paid in full, instituting foreclosure proceedings with respect to our assets sufficient to recapture amounts owed to it under the line of credit (under which we currently have no borrowings) and the TI Loan.  We do not believe that we currently possess sufficient cash on hand that would enable us to pay all amounts outstanding under the Wells Fargo facility should it exercise its right to declare all such amounts immediately due and payable..

During the Forbearance Period, the credit facility has the two following components:

  a line of credit of up to $1,000,000, and

  the TI Loan.

The revolving credit line borrowing availability is a maximum of $1,000,000.  Its terms require monthly interest payments at either (i) the prime rate of interest (3.25% at March 31, 2009) plus 1.50%, or (ii) three month LIBOR (1.18% at March 31, 2009) plus 2.50%, at our discretion, based on outstanding borrowings.  The credit facility expires on November 1, 2009.   We are charged an unused credit line fee of 0.25% per annum payable quarterly on the average balance of the line of credit that is not used.  There was no outstanding balance under the credit line as of March 31, 2009 and there continues to be no borrowing under such credit line as of May 14, 2009.  Therefore, the total eligible additional borrowing capacity under the line of credit as of March 31, 2009 was $4,000,000 and as of May 14, 2009 is $1,000,000.

The TI Loan had an initial balance of $2,000,000.  The borrowings from this term commitment were used for construction of tenant improvements for our Irvine, California facility.  Its terms require monthly principal and interest payments over the 60 month life of the loan, based on outstanding borrowings.  The interest rate is fixed at 5.72% over the life of the loan.  There was a $1,866,667 outstanding balance under the TI Loan as of March 31, 2009.

Under the terms of the credit facility, Wells Fargo can examine our financial records and inspect our properties, and we have been notified that the review of such is proceeding, and is expected to be completed before the end of the current quarter ending June 30, 2009.  Potential changes to the agreement from the review, if any, have not been determined.

All assets of the Company except our Carson City land and building secure the outstanding borrowings under the Wells Fargo credit facility.

In March 2006, we entered into a ten year mortgage with Union Bank of California for $1,650,000.  The principal balance of the mortgage bears interest at a fixed annual rate of 6.73%.  Payments on the mortgage are $11,379 per month (based on a 25 year amortization), with the balance of $1,291,666 in principal due on April 1, 2016.  The mortgage is secured by our Carson City land and building.  There was $1,568,058 in principal outstanding under the mortgage as of March 31, 2009.

The Union Bank mortgage contains cross-default provisions that make it an event of default under the mortgage if we default under any obligation concerning the borrowing of money.  The default under the Wells Fargo facility discussed above in this Note 5 has triggered the cross-default under the Union Bank mortgage, which can, in turn, cause the entire amount owing under the mortgage (approximately $1,562,874 as of May 14, 2009) to become immediately due and payable.  We have received a waiver of this instance of the cross-default from Union Bank.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4T. Controls and Procedures

  The Chief Executive Officer and Chief Financial Officer (the principal executive officer and principal financial officer, respectively) conducted an evaluation of the design and operation of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)).  Based on that evaluation for the quarter ended March 31, 2009, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective.

During the quarter ended March 31, 2009, there were no direct changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

At the January 9, 2009 Board of Directors meeting, our controls and governance were strengthened by the following activities:

Mr. Mark Murphy (CEO) filled the position of Chairman of the Board and Mr. William Healey was appointed as lead independent director, a newly created position.

A Nominating and Governance Committee was established with full independent director membership as: Mr. Michael Berthelot, Mr. William Healey, and Mr. David Holder.  The newly formed committee elected Mr. Berthelot as its Chairman.

PART II

OTHER INFORMATION

      Item 1.            Legal Proceedings

On June 23, 2008, the Orange County Water District (“OCWD”) filed a complaint in the Superior Court of the State of California in the County of Orange concerning remediation of alleged ground water contamination in the Orange County Groundwater South Basin; Orange County Water District v. Sabic Innovative Plastics U.S. LLC, et al., Case No. 00078246.  The South Basin underlies parts of Santa Ana, California and adjacent cities.  The complaint identifies 17 named defendants, including Pro-Dex, and also designates 400 unnamed Doe defendants.  We moved out of this Santa Ana site in April, 2008 and have no remaining operations there.

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

Item 1A.  Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-KSB for our fiscal year ended June 30, 2008 and in our subsequent quarterly reports on Form 10-Q. The risks discussed in our Annual Report on Form 10-KSB and in our subsequent quarterly reports on Form 10-Q could materially affect our business, financial condition and future results. The risks described in our Annual Report on Form 10-KSB and in our subsequent quarterly reports on Form 10-Q are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition or operating results.

We are currently in violation of certain credit facility covenants (and risk violating additional credit facility covenants in the future), which has resulted in an event of default under our credit facilities and may result in the acceleration of all amounts owing under all of our credit facilities, the loss of one or more of credit facilities and the need for us to seek alternative financing.

Our credit facilities with our banks contain certain covenants concerning our financial performance.  The failure to comply with any one or more of these covenants can result in an event of default, the acceleration of all amounts due, and the termination of each such credit facility.  In addition, each of our credit facilities with Wells Fargo and Union Bank contain cross-default provisions that result in a default under one facility causing an immediate default under the other facility.

Historically, on those occasions on which we have failed to comply with our credit facility covenants, we have been granted waivers of the applicable covenants by our banks.  Most recently, however, Wells Fargo Bank agreed to forbear, until July 2, 2009, exercising its rights in connection with a default resulting from our violation of profitability and fixed charge covenants for the quarter ended March 31, 2009 under the Wells Fargo credit facility, but has not agreed to waive its rights with respect to the covenant violations.  This forbearance was accompanied by a reduction by Wells Fargo in our line of credit from $4 million to $1 million during the forbearance period.  A forbearance is not a waiver and Wells Fargo has reserved its rights with respect to the default caused by the covenant violations.  During the forbearance period, Wells Fargo has indicated that it will conduct a collateral audit and an analysis of our fixed assets to determine whether, and under what conditions, it might be willing to waive the existing covenant violations.  If, by the end of the forbearance period, all defaults under the credit facility are not waived or the credit facility is not amended to contain covenants we can meet, Wells Fargo will have the right to exercise all of its rights and remedies under the credit facility, including its option to declare all amounts outstanding under the credit facility (which as of May 14, 2009 consists of approximately $1,800,000 under the term loan component of the facility) immeidately due and payable and, if not timely paid in full, forclosing on substantially all of our assets in such amounts to satisfy the amount owing to them.  We do not believe that we currently possess sufficient cash on hand that would enable us to pay all amounts outstanding under the Wells Fargo facility should it exercise its right to declare all such amounts immediately due and payable.

The default under the Wells Fargo facility has resulted in a cross-default under our Union Bank credit facility, which can, in turn, cause the entire amount owing under the Union Bank facility (approximately $1,562.874 as of May 14, 2009) to become immediately due and payable.  We have received a waiver of this instance of the cross-default from Union Bank

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

ISSUER PURCHASES OF SECURITIES

The table below sets forth information with respect to purchases of the Company’s common stock made by or on behalf of the Company during the quarter ended March 31, 2009.

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
January 01-31, 2009	8,352	$0.44	218,141	281,859 ($352,324)
February 01-28, 2009	13,252	$0.41	231,393	268,607 ($349,190)
March 01-31, 2009	22,897	$0.37	254,290	245,710 ($343,994)
Total	44,501	$0.58	254,290	245,710 ($343,994)

Included with the terms of the Wells Fargo Credit Agreement, there are negative covenants that may restrict our ability to raise working capital or pay dividends.  Among these are restrictions, without prior consent, to;

1.        Create or assume any indebtedness or liabilities except the liabilities of us to the Bank, other than those existing prior to November 1, 2007.

2.        Merge, consolidate or make substantial changes to the business

3.        Guarantee or become liable, or pledge any assets except in favor of the bank

4.        Declare or pay any dividends

In September 2002, our Board of Directors authorized the repurchase on the open market of up to 500,000 shares of our outstanding Common Stock at a share price no greater than $1.25, subject to compliance with applicable laws and regulations.  There is no requirement that we repurchase all or any portion of such shares.  The maximum total value of the repurchase is not to exceed $500,000.  From the inception of the repurchase authorization through the fiscal year-end date of June 30, 2003, we repurchased 75,700 shares of Common Stock for $43,741, at an average price of $0.58 per share.  No additional shares were repurchased in fiscal years 2004 through 2008.  During the first nine months of the 2009 fiscal year, we repurchased 182,390 shares of common stock for $118,491, at an average price of $0.65 per share. Since the initiation of the buyback program in 2002 through March 31, 2009, we have repurchased 258,090 shares for $162,233 at an average price of $0.63 per share.  The Board has not set an expiration date for the purchase of our shares pursuant to this program.

Item 3.    Defaults Upon Senior Securities.

As of the quarter ended March 31, 2009, we were in violation of the profitability and fixed charge coverage covenants under our Wells Fargo credit facility, with each violation resulting in an event of default under the Wells Fargo facility.  On May 12, 2009, we entered into a letter agreement with Wells Fargo pursuant to which Wells Fargo agreed to forbear exercising its rights under the credit facility until July 2, 2009.  The default under the Wells Fargo facility has also triggered a cross-default under our Union Bank mortgage.  The default, forbearance, cross-default and related consequences to us are more fully described under the “Risk Factors” and “Liquidity and Capital Resources” sections of this Report and in Note 5 of the Unaudited Condensed Consolidated Financial Statements accompanying this Report.

Item 4.    Submissions of Matters to a Vote of Securities Holders.

None.

Item 5.    Other Information.

As of the quarter ended March 31, 2009, we were in violation of the profitability and fixed charge coverage covenants under our Wells Fargo credit facility, with each violation resulting in an event of default under the Wells Fargo facility.  On May 12, 2009, we entered into a letter agreement with Wells Fargo pursuant to which Wells Fargo agreed to forbear exercising its rights under the credit facility until July 2, 2009.  The default under the Wells Fargo facility has also triggered a cross-default under our Union Bank mortgage.  The default, forbearance, cross-default and related consequences to us are more fully described under the “Risk Factors” and “Liquidity and Capital Resources” sections of this Report and in Note 5 of the Unaudited Condensed Consolidated Financial Statements accompanying this Report.

Mr. Richard Corrington, Vice-President of Engineering has announced his retirement from Pro-Dex effective Friday, May 29, 2009.

Item 6.    Exhibits.

Exhibits:

10.1	Forbearance letter dated May 12, 2009, from Wells Fargo Bank National Association concerning covenant violations for the period ending March 31, 2009.

31.1	Certifications of Chief Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications of Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 14, 2009 PRO-DEX INC.	Date: May 14, 2009 PRO-DEX INC.
By: / s / Mark Murphy	By: / s / Jeffrey J. Ritchey

Mark Murphy	Jeffrey J. Ritchey
Chief Executive Officer	Secretary and Chief Financial Officer (Principal Financial and Accounting Officer)

End of Filing