Form 10-K
period 2009-06-30
PRO DEX INC
filed 2009-09-17
CIK 788920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-K

[X]            ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended June 30, 2009

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

Yes ☒  No  ☐

 Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐     No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Exchange Act Rule 12b-2).

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined by rule 12b-2 of the Exchange Act).

Yes ☐   No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity as of December 31, 2008: $2,856,336.  For the purpose of this calculation, shares owned by officers, directors and 10% stockholders known to the registrant have been deemed to be owned by affiliates. This determination of affiliate status is not a determination for other purposes.

The number of shares outstanding of each of the issuer’s classes of Common Stock outstanding as of the latest practicable date: 9,668,671 shares of Common Stock, no par value, as of September 11, 2009.

DOCUMENTS INCORPORATED BY REFERENCE: Part III incorporates by reference certain information from the registrant's definitive proxy statement (the "Proxy Statement") for the 2009 Annual Meeting of Shareholders.

PRO-DEX, INC.

 PART I

Cautionary statement pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

When used in this report on Form 10-K, the words "expects,” "anticipates," "estimates," "believes," "hopes," "intends," "forecasts" and similar expressions are intended to identify "forward-looking statements." These statements which are not historical or current facts are made pursuant to the safe harbor provisions of Section 27a of the Securities Act of 1933, as amended and Section 21e of the Securities Exchange Act of 1934, as amended, and the Company intends that such forward-looking statements be subject to those safe harbor provisions for such statements. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date of this report. While forward-looking statements represent management's best judgment as to what may occur in the future, they are subject to risks, uncertainties and important factors beyond the control of the Company that could cause actual results and events to differ materially from historical results of operations and events as well as those presently anticipated or projected. These factors include adverse economic conditions, entry of new and stronger competitors, capital availability, unexpected costs, compliance with contractual obligations including, but not limited to covenants in lending agreements, failure to capitalize upon access to new customers, and marketplace delisting. Other risks and uncertainties which may affect forward-looking statements about the Company's business and prospects include, but are not limited to, the ramifications of the continued industry consolidation of dental and medical products manufacturers, dealers and distributors, managed health care, the Company's ability to effectively integrate operations of acquired companies, market acceptance and support of new products, maintaining favorable supplier relationships, the inability to engage qualified human resources as needed, regulatory compliance and general economic conditions. The Company disclaims any obligations subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

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

Pro-Dex’s principal headquarters are located at 2361 McGaw Avenue, Irvine, California 92614 and our phone number is 949-769-3200.  Our Internet address is www.pro-dex.com .  Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, amendments to those reports and other SEC filings, are available free of charge through our website as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC.  In addition, our Code of Ethics and other corporate governance documents may be found on our website at the Internet address set forth above.  Our filings with the SEC may also be read and copied at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549.  You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov .

All years relating to financial data herein shall refer to fiscal years ending June 30, unless indicated otherwise.

Description of Business

The majority of our revenue is derived from designing, developing and manufacturing rotary drive systems for the medical device and dental industries, motion control software and hardware for industrial and scientific applications, and fractional horsepower DC motors for aerospace, medical and military applications. A large part of the revenue of the Company has been driven by developing and selling numerous types of private label rotary drive systems for use in dental applications, and for cranial, spinal, arthroscopic and orthopedic surgery.  Other revenue sources include designing and manufacturing miniature pneumatic motors, fractional horsepower DC motors and motion control systems for industrial applications in the semi-conductor, automotive, aerospace, and apparel industries.

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

We seek customer-funded projects to customize generic rotary drive, motion control, and electric motor technology platforms to specific customer requirements.  For customer-funded development projects, costs are capitalized and recognized as a cost of sales when specific deliverables within the development contracts are earned, matching the costs to the revenue.  Revenue related to these fees can vary greatly due to the timing of contract milestones that prompt the revenue recognition.  The results of customer-funded development work are intended to provide long-term exclusive manufacturing agreements and generally provide the customer with the retention of part of the intellectual property developed.  The identity of our customers is generally protected by a non-disclosure agreement.

The fees earned are classified as revenue as opposed to reimbursement against expense as part of the technology we are contracted to produce is not retained by us, but rather transferred to the funding company for future economic benefit.

Contract revenue for customer funded research and development is principally recognized based on the achievement of contractual milestones and the Cost of Sales (COS) is recognized as the ratio of total actual incurred costs to date to total estimated costs for each contract (cost-to-cost method) in accordance with Statement of Position No. 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” Generally, we review cost performance and estimates to complete on our ongoing contracts at least annually.  The impact of revisions of profit estimates are recognized on a cumulative catch-up basis in the period in which the revisions are made.

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

Customer-funded	Year Ended June 30,
development ($'000)	2009		2008
Revenue	$390		$470
Cost of Sales	476		119
Gross Profit and Margin	$(86)	(22%)	$351	75%

In fiscal year 2009, there was an $80,000 decrease in revenue from customer-funded research and development compared to fiscal year 2008 as engineering fee billings associated with customer projects have been completed and the capitalized expenses related to the projects were expensed.  We recognized an $86,000 loss on our customer-funded research and development compared to last year’s $351,000 gain due to end-of project cost overruns.

Our revenue is derived from five main customer types.  The proportion of total sales to each customer type and sales by location are noted in the tables below:

Sales by customer type ($'000)	2009		2008		2007		2006
Dental	$2,620	12%	$3,290	13%	$3,476	16%	$3,789	22%
Medical	11,107	53%	14,121	56%	10,275	48%	6,447	38%
Industrial	2,448	12%	3,279	13%	3,317	15%	3,753	22%
Aerospace	2,624	12%	2,382	9%	2,445	11%	1,194	7%
Repairs, Government and other	2,324	11%	2,054	8%	2,050	10%	1,878	11%
Total Sales	$ 21,122	100%	$ 25,126	100%	$ 21,563	100%	$ 17,061	100%

Sales by location ($'000)	2009		2008		2007		2006
Irvine	$ 15,637	74%	$ 18,268	73%	$ 13,852	64%	$ 10,823	63%
Beaverton	2,241	11%	3,443	14%	4,121	19%	4,585	27%
Carson City*	3,429	16%	3,453	14%	3,590	17%	1,653	10%
Interlocation sales	(185)	(1%)	(38)	-	-	-	-	-
Total Sales	$ 21,122	100%	$ 25,126	100%	$ 21,563	100%	$ 17,061	100%

*2006 for Carson City represents 6 months of sales from time of asset acquisition completion

The majority of the Irvine based sales include medical products that utilize proprietary designs developed by us under exclusive design and supply agreements.  Our dental products are primarily sold to original equipment manufacturers and dental product distributors.  In Beaverton, we design and manufacture embedded multi-axis motion controllers used to regulate the motion of servo and stepper motors, predominantly for the factory automation, scientific research, and medical analysis equipment industries.  Our Carson City products include high reliability fractional horsepower DC motors designed for harsh environments, primarily for the aerospace and medical markets.

In 2009, the top 20 customers accounted for 86% of our sales, compared to 81% in 2008.  In 2009, our two largest customers accounted for 60% of such sales with the largest customer accounting for over 31% of our sales.  This compares to 2008 when our two largest customers accounted for 50% of our sales with the largest customer accounting for 32% of such sales.  Some of our larger customers include Smith and Nephew, Medtronic, Sullivan Schein, Thermo Fisher Scientific and Monogram.  In many cases, including our two largest customers, disclosure of customer names is prohibited by confidentiality agreements with such entities.  We have no plans to discontinue the sales relationships with our existing significant customers nor do we have knowledge of any plans by such customers to discontinue their relationships with us.

The majority of the raw materials used to manufacture our products is purchased from various suppliers and are available from several sources. Precipart Corporation, Tyco Precision Interconnect and Transicoil are some examples of our key suppliers.  We have no exclusive arrangements with any of our suppliers, but in several instances only one supplier is used for certain high-value purchased components.  We consider our relationships with our suppliers and manufacturers to be good.  We do not intend to terminate any such relationship at this time, nor does management have knowledge that any supplier or manufacturer intends to terminate its relationship with us.

Our commitment to quality design and manufacturing are demonstrated by our three independently verified certifications for maintaining quality processes and products.  We hold the following certifications:  ISO 13485:2003, the Medical Device Directive 93\42\EEC Annex II, and CMDCAS (Canadian Medical Device Regulation).

At the present time, we are generally able to fill orders for recurring product within sixty (60) days from initial order receipt.  At June 30, 2009, we had a backlog, including orders for delivery beyond 60 days, of $9.8 million compared with a backlog of $10.4 million at June 30, 2008.  We expect to ship most of our backlog in fiscal year 2010 and the remainder in fiscal year 2011.  The decrease from June 2008 is due to normal fluctuations in the timing of receipt and shipment of orders.  We do not typically experience seasonal fluctuations in our new order bookings, but may experience variability in our new order bookings due to the timing of major new product launches.  Similarly, we do not typically experience seasonal fluctuations in our shipments and revenues.

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

We may share research and development costs with our customers by billing for non-recurring engineering expenses. The fees received for non-recurring engineering expenses do not, however, represent a significant portion of our revenue.

In the year ended June 30, 2009, $2,790,000 was expensed for company-funded research and development; an increase of $58,000 from the $2,732,000 expensed in the year ended June 30, 2008.  The increase was attributable to small motor product development, improvement and validation.

Employees

At June 30, 2009, we had 127 full-time employees compared to 145 full-time employees at June 30, 2008.  At June 30, 2009, there were 89 persons employed at the Irvine location, 29 persons employed at the Carson City location and 9 persons employed at the Beaverton location.   At June 30, 2008, there were 104 persons employed at the Irvine location, 30 persons employed at the Carson City location and 11 persons employed at the Beaverton location.

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

We believe that the use of the patents acquired in connection with the 1995 OMS and Micro Motors acquisitions as well as the patents acquired with the intraosseous dental anesthesia delivery (“Intraflow”) acquisition do not infringe upon the intellectual property of any third party. nor are we aware of any infringement of such rights by any third party, except for one instance in which the Intraflow patents owned by us may have been infringed by a third party.  We are taking actions to protect our rights under those patents.  We are unable to assess the validity, scope, or defensibility of our patents with any degree of certainty, and any challenge to or claim of infringement relating to our patents could materially and adversely affect our business and results of operations.

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

Item 1A.   RISK FACTORS

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

            Our revenues have fluctuated in the past, and may fluctuate in the future from quarter to quarter and period to period, as a result of a number of factors including, without limitation: the size and timing of orders from customers; the length of new product development cycles; market acceptance of new technologies; the extent and timing of eligible product returned for repair or replacement under warranty coverage;  changes in pricing policies or price reductions by us or our competitors; the timing of new product announcements and product introductions by us or our competitors; the financial stability of major customers; our success in expanding our sales and marketing programs; acceleration or deferrals of customer orders and deliveries; changes in our strategy; personnel changes; and general market/economic factors.

            Because a significant percentage of our expenses are relatively fixed, a variation in the timing of sales can cause significant fluctuations in operating results from quarter to quarter. As a result, we believe that interim period-to-period comparisons of our results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. Further, our historical operating results are not necessarily indicative of future performance for any particular period.

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

            We currently derive a substantial part of our net revenues from sales of our medical device, motion control and small motor products and related services.  We believe that a primary factor in the market acceptance of our product and services is the value that is created for our customers by those products and related services. Our future financial performance will depend in large part on our ability to continue to meet the increasingly sophisticated needs of our customers through the timely development, successful introduction and implementation of new and enhanced products and services. We have historically expended a significant percentage of our net revenues on product development and believe that significant continued product development efforts will be required to sustain our growth. Continued investment in our sales and marketing efforts will also be required to support future growth.

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

We have recently violated certain credit facility covenants (and risk violating additional credit facility covenants in the future), which resulted in an event of default under our credit facilities and could have resulted in the acceleration of all amounts owing under all of our credit facilities, the loss of one or more of credit facilities and the need for us to seek alternative financing.

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

Historically, on those occasions on which we have failed to comply with our credit facility covenants, we have been granted waivers of the applicable covenants by our banks.  Most recently, Wells Fargo Bank first agreed to forbear, and ultimately waived exercising its rights in connection with a default resulting from our violation of profitability covenants for the quarter ended March 31, 2009.  Union Bank waived our violation of cash flow coverage covenant under the Union Bank credit facility for the year ended June 30, 2009.

The Wells Fargo forbearance was accompanied by a reduction by Wells Fargo in our line of credit from $4 million to $1 million during the forbearance period.  A forbearance is not a waiver and Wells Fargo reserved its rights with respect to the default caused by the covenant violations during the forbearance period.  During the forbearance period, Wells Fargo conducted a collateral audit and an analysis of our fixed assets to determine whether, and under what conditions, it might be willing to waive the then-existing covenant violations.  All defaults under the credit facility for the quarter ended March 31, 2009 were ultimately waived and the credit facility was amended to maintain the availability of the line of credit at $1 million.  The terms of the line of credit were amended to include converting the availability to a borrowing amount based on eligible accounts receivable and inventory if the amounts borrowed exceeded $500,000.  Prior to the waiver, Wells Fargo had the right to exercise all of its rights and remedies under the credit facility, including its option to declare all amounts outstanding under the credit facility (which as of September 11, 2009 consists of approximately $1,667,000 under the term loan component of the facility) immediately due and payable and, if not timely paid in full, foreclosing on substantially all of our assets in such amounts to satisfy the amount owing to them.  We did not believe that we possessed sufficient cash on hand that would enable us to pay all amounts outstanding under the Wells Fargo facility should it exercise its right to declare all such amounts immediately due and payable.

The March 31, 2009 default under the Wells Fargo facility resulted in a cross-default under our Union Bank credit facility. We have received a waiver of this instance of the March 31, 2009 cross-default and a waiver of the June 30, 2009 cash flow coverage covenant violation from Union Bank  Either default, if not waived, could have caused the entire amount owing under the Union Bank facility (approximately $1,552.000 as of September 11, 2009) to become immediately due and payable.  As of September 11, 2009, There are no remaining un-waived covenant violations under either credit facility.

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

            We maintain insurance to protect against claims associated with the use of our products, but there can be no assurance that our insurance coverage will adequately cover any claim asserted against us. A successful claim brought against us in excess of our insurance coverage could have a material adverse effect on our business, results of operations and financial condition.  Even unsuccessful claims could result in the expenditure of funds in litigation and management time and resources.

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

The regulations implementing Section 404 of the Sarbanes-Oxley Act of 2002 require management's assessment of the effectiveness of the Company's internal control over financial reporting beginning with our Annual Report on Form 10-K for the fiscal year ending June 30, 2009.  In the future, our independent auditors will be required to confirm in writing whether management's assessment of the effectiveness of the internal control over financial reporting is fairly stated in all material respects, and separately report on whether they believe management maintained, in all material respects, effective internal control over financial reporting as of June 30, 2010.  This process will be expensive and time consuming, and will require significant attention of management.  Management can give no assurance that material weaknesses in internal controls will not be discovered. If a material weakness is discovered, corrective action may be time consuming, costly and further divert the attention of management.  The disclosure of a material weakness, even if quickly remedied, could reduce the market's confidence in our financial statements and harm our stock price, especially if a restatement of financial statements for past periods is required.

Our business and per share price may be adversely effected if material weaknesses in our internal controls are identified by ourselves or our independent auditors.

            Any weaknesses identified in our internal controls as part of the evaluation being undertaken by us and our registered independent public accountants pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 could have an adverse effect on our business, and subsequently our per share price.  We are in the process of evaluating and documenting our controls pursuant to Section 404 of the Sarbanes-Oxley Act.  We are working toward being fully compliant with the requirements of Section 404 of the Sarbanes-Oxley Act at the time it applies to us.  Failure to comply could have a material adverse affect on our business, per share price, financial condition, and our ability to remain listed as a publicly held exchange traded company.

The failure to raise the market price of our common stock may affect our ability to remain a publicly-traded company.

The minimum bid price for our publicly traded common stock has remained below $1.00 for a significant period of time during late 2008 and throughout 2009.  Although Nasdaq had suspended its minimum bid requirement in October 2008, Nasdaq lifted that suspension on August 3, 2009 and we again face a delisting deadline date of January 7, 2010.   If the minimum bid price for our stock does not rise above $1.00 for the requisite number of days prior to such deadline or if we fail to meet any other listing requirement of the Nasdaq Capital Market, our common stock may be delisted from the Nasdaq Capital Market, which could negatively affect the value of our common stock.  On January 9, 2009, our shareholders authorized us to engage in a reverse split of our Common Stock which may, as a result of increasing our per share price above $1.00, provide us the means to avoid delisting.  As the delisting deadline approaches and if the market price of our shares remains below $1.00, our Board of Directors will continue its review of the advisability of proceeding with a reverse split of our Common Stock or other appropriate actions.

We are subject to changes in and interpretations of financial accounting matters that govern the measurement of our performance, compliance with which could be costly and time consuming.

  We are subject to changes in and interpretations of financial accounting matters that govern the measurement of our performance. Based on our reading and interpretations of relevant guidance, principles or concepts issued by, among other authorities, the American Institute of Certified Public Accountants, the Financial Accounting Standards Board, and the United States Securities and Exchange Commission, our management believes our performance, including current sales contract terms and business arrangements have been properly reported. However, there continue to be issued interpretations and guidance for applying the relevant standards to a wide range of contract terms and business arrangements that are prevalent in the industries in which we operate. Future interpretations or changes by the regulators of existing accounting standards or changes in our business practices could result in future changes in our accounting policies and practices that could have a material adverse effect on our business, financial condition, cash flows, revenue and results of operations.

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

Item 1B.  Unresolved Staff Comments

None

Item 2.   Description of Property

Our executive offices and Irvine manufacturing facility are located at 2361 McGaw Avenue, Irvine, California 92614.  We lease the 28,000 square foot facility from an unrelated third party at a base monthly lease rate of $36,000 through April 2018, with an option to terminate early in April 2015.  The building is a one-story stand-alone building of concrete tilt-up construction, approximately 25 years old and in good condition.  This facility was occupied in April, 2008 at the lease termination of the prior 18,000 square foot facility at 151 East Columbine Avenue, Santa Ana, California 92707.

Our Beaverton office and manufacturing facility is located at 15201 N.W. Greenbrier Parkway, B-1 Ridgeview, Beaverton, Oregon 97006.  The Company leases the 7,500 square foot facility from an unrelated third party, at a base monthly lease rate of $6,300 through April 2014.  The building is a one-story suite in a 20-year-old industrial office complex and in good condition.  This facility was occupied in January, 2008 at the lease termination of the prior 11,000 square foot facility at 1800 N.W. 169th Place, Building C100, Beaverton Oregon 97006.

Our Carson City office and manufacturing facility is located at 2950 Arrowhead Drive, Carson City , Nevada 89708.  We purchased 4.4 acres of real property and a 20,000 square foot industrial building and related improvements at this location for $2,200,000 in March 2006.  The building is a two-story building of concrete block construction and in good condition.  The purchase was financed with cash on hand and by a 10 year Promissory Note and related Loan Agreement with Union Bank, whereby we borrowed $1,650,000.  This loan is secured by the land and building in Carson City, Nevada.

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

One of our past insurers has committed to pay most of our defense costs for the lawsuit, while reserving its rights as to whether it will cover any damages awarded against us, or any settlement payment to which Pro-Dex agrees to resolve the lawsuit, under past policies issued to us for a three-year period, March 31, 1983 to March 31, 1986.  The policies for these three years have occurrence payment limits of $500,000 for each annual term.

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

Item 4.   Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of our shareholders during the fourth quarter ended June 30, 2009.

PART II

Item 5.   Market For Common Stock, Related Shareholder Matters and Issuer Purchases of Equity Securities

Our common stock, no par value, is quoted under the symbol "PDEX" on the automated quotation system of the Nasdaq Capital Market ("NASDAQ"). The following table sets forth for the quarters indicated the high and low sales prices as reported by NASDAQ.  The quotations reflect inter-dealer prices, without retail markup, markdown, or commissions, and may not necessarily represent actual transactions.  On September 11, 2009, the last sale price of our common stock as reported by NASDAQ was $0.48 per share.

Quarter Ended	High	Low
September 30, 2007	1.94	1.36
December 31, 2007	1.55	1.32
March 31, 2008	1.71	1.43
June 30, 2008	1.70	1.01
September 30, 2008	1.13	0.80
December 31, 2008	0.95	0.35
March 31, 2009	0.50	0.27
June 30, 2009	0.50	0.35

At June 30, 2009, there were approximately 253 holders of record of our common stock. This number does not include beneficial owners including holders whose shares are held in nominee or "street" name.

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

Equity Compensation Plan Information

As of June 30, 2009 Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Available for Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Plans Approved by Stockholders	1,018,500	$1.42	552,545
Total	1,018,500	$1.42	552,545

In September 2002, our Board of Directors authorized the repurchase on the open market of up to 500,000 shares of our outstanding Common Stock at a share price no greater than $1.25, subject to compliance with applicable laws and regulations.  There is no requirement that we repurchase all or any portion of such shares.  The maximum total value of the repurchase is not to exceed $500,000.  From the inception of the repurchase authorization through the fiscal year-end date of June 30, 2003, we repurchased 75,700 shares of Common Stock for $43,741, at an average price of $0.58 per share.  No additional shares were repurchased in fiscal years 2004 through 2008.  During fiscal year 2009, we repurchased 219,695 shares of common stock for $133,472, at an average price of $0.61 per share. Since the initiation of the buyback program in 2002 through June 30, 2009, we have repurchased 295,395 shares for $177,213 at an average price of $0.60 per share.  Our Board suspended the buyback authorization in May 2009 and has not set a reinitiation date for the purchase of our shares pursuant to this program.

Item 6. Selected Financial Data

Not Required.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition for each of the two years ended June 30, 2009 and 2008, respectively.  This discussion should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included elsewhere in this Report. This Report contains certain forward-looking statements and information. The cautionary statements included herein should be read as being applicable to all related forward-looking statements wherever they may appear.  Our actual future results could differ materially from those discussed herein.

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

            We determine our inventory value at the lower of cost (first-in, first-out method) or market value.   We determine a reduced market value of our inventory based on the age of inventory on hand.  We define “aging of inventory” as inventory that exceeds an estimated 12 months of usage and exceeds orders on hand.

We determine the reserve for our accounts receivable by examining the aging of the receivables.  We define “aging of receivables” as time passed since the sale was completed, revenue was recognized and the receivable was established.  If the receivable is aged over 90 days old, or has a known collection risk, it is reserved from 10% of its value up to 100%.  The actual amount reserved may vary depending on account credit and collection history.

The warranty accrual is determined by reviewing the return rates and warranty repair costs for warranty-eligible products.  We accrue an amount of expected repair cost based on these factors projected for the remaining applicable warranty period.  If actual return rates or repair costs differ from our estimates, warranty expense could vary from the projected accrual.  The repair return rates and cost assumptions are reviewed quarterly.  The potential return amount is based on historical return and repair cost data.   At June 30, 2009 we had $518,000 in accrued warranty reserves, as compared to $861,000 in accrued warranty reserves at June 30, 2008.  The decrease is due to lower shipment levels in the warranty-eligible product line in 2009 as compared to 2008, coupled with lower assumed return rates and lower assumed costs to repair returned product.

In accordance with Statement of Financial Accounting Standards (“SFAS”), SFAS No. 144, “Accounting for the Impairment or Disposal for Long-Lived Assets” (“SFAS 144”) long-lived assets and intangible assets with definite lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment indicators include, among other conditions, cash flow deficits, historic or anticipated declines in revenue or operating profit and adverse legal or regulatory developments. If it is determined that such indicators are present and the review indicates that the assets will not be fully recoverable, based on undiscounted estimated cash flow over the remaining amortization periods, their carrying values are reduced to estimated fair market value. Estimated fair market value is determined primarily using the anticipated cash flow discounted at a rate commensurate with the risk involved. For the purposes of identifying and measuring impairment, long-lived assets are grouped with other assets and liabilities at the lowest level for which identifiable cash flow are largely independent of the cash flow of other assets and liabilities.”  The triggering event is explained in further detail in note 10 of the Notes to the Financial Statements.  Our standard annual impairment testing is done April 1 of each year.

We monitor current market conditions and review for potential triggering events quarterly to determine if there is a need for interim impairment testing. We did not determine that a triggering event for the Astromec and Micro Motors goodwill occurred in the past 12 months. We did however; determine that a triggering event occurred with the patent intangible asset.

In determining if a triggering event has occurred, we consider not only expectations for growth in the entire US economy, but also expectations for regional growth specific to our sales markets and specific to our industry and product lines.  While our operating units are influenced by changes in the general economic outlook of the United States, they are most heavily influenced by changes specific to the medical device industry.  Furthermore, the magnitude of economic changes within the industry is viewed alongside the outlooks and forecasts specific to the reporting units to obtain a better sense of the likelihood that goodwill may be impaired.  Declines within the industry’s outlook are reflected in the unit’s revenue projections.

We identify two reporting units for purposes of our annual goodwill impairment testing arising from its acquisitions of Micro Motors and Astromec.  In accordance with SFAS No. 142, goodwill is not amortized and is assessed annually for impairment (as of April 1) or whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable.  Our Carson City reporting unit corresponds to the operations resulting from the Astromec acquisition, while our Irvine reporting unit corresponds to the operations resulting from the Micro Motors acquisition.  Our intangible asset is related to the interosseous patents associated with the “Intraflow” acquisition.

Goodwill and Intangible assets are tested for impairment using a discounted cash flow analysis. The discounted cash flow analysis relies upon estimates of the entity’s future revenue and expenses to ultimately project the future cash flows resulting from the business activity of each entity. The projected future cash flows are discounted to present value at an appropriate discount rate.  An appropriate discount rate is reached by calculating the weighted average cost of capital “WACC,” which is determined by the assumptions underlying the Capital Asset Pricing Model “CAPM” and is considered to reflect the view of “Market Participants,” as required under SFAS 157. The inputs used in calculating the WACC are described below.

a.         The assumed capital structure is based upon the Company’s actual capital structure and debt to equity ratio at the time of analysis.

b.         The cost of debt is based on the Company’s actual contracted rates.

c.         The cost of equity is equal to the risk free rate represented by the 10 year Treasury note, plus the Company’s historical correlation to market movement “beta” times the historical equity risk premium, plus an additional small stock premium.

d.         In valuing the Company’s patents, an additional risk premium is added to reflect the increased risk inherent in intangible assets.

e.         Also in valuing the patents, an expected value calculation was performed that weighted the values of different scenarios based on their expected probability of occurrence.

We performed separate calculations to determine the sensitivity of our intangible asset impairment conclusions to increases in the assumed discount rates. In the case of Astromec, the goodwill impairment test is not failed until the discount rate is increased to 33 percent.  In the case of Micro Motors, the goodwill impairment test is not failed until the discount rate is increased to 240 percent.

Additionally, the material assumptions relied upon in the discounted cash flow analysis used to value the Company’s Intraflow patents are shown below.

a.         The patent is valued from the perspective of “Market Participants,” which are believed to possess sales and marketing expertise in the dental and medical device field.  Management’s financial analysis of the intangible asset was performed from the perspective of a potential acquirer and estimates what a Market Participant would be willing to pay for the asset.  This methodology is consistent with FAS 157 requirements for Fair Value estimates to be estimates of the price that would be received to sell an asset, or an “Exit Price.” In these scenarios, the patents’ value is based on the assumed greater distribution capabilities and lower incremental costs that would be held by Market Participants.

b.         The patent was also valued as a ongoing product line without any additional distribution partner or “Market Participant” value.

c.         A premium for the increased riskiness of intangible assets was included in the asset’s discount rate.

d.         We performed separate calculations to determine the sensitivity of the asset’s impairment conclusion to variances in sales growth, gross margin, and discount rate. Sales growth forecasts ranged from growth of 6 times to 12 times 2008 levels.

e.         There were transaction and/or start-up costs associated with the Market Participants valuation.

The material assumptions relied upon in the discounted cash flow analysis used to value the goodwill held in the Carson City reporting unit are shown below.

a.          Goodwill resulting from the Company’s acquisition of Astromec is tested for impairment under its Carson City motor manufacturing operations.

b.          Motor sales of existing products are assumed to decline as products age, but are more than replaced by revenue growth from new products and increased intercompany sales for medical hand piece products.

c.          The existing fixed cost structure of the motor manufacturing operations will be better absorbed by the higher forecasted volume of production, resulting in increased profit margins.

d.         In addition to the value of the goodwill held in the Carson City reporting unit as if it stands alone, an additional analysis is performed to estimate a value to Pro-Dex of having an in-house motor manufacturer for the medical device product line.  This captive capability enables development speed and focus, which produces revenue in other operating units.

e.         The value of the Carson City manufacturing operation is added to the value of the additional capability provided to Pro-Dex for the total value of the goodwill.

 The material assumptions relied upon in the discounted cash flow analysis used to value the goodwill held in the Micro Motors reporting unit are shown below.

a.         Goodwill resulting from the Company’s acquisition of Micro Motors is tested for impairment under its Irvine reporting unit, which houses the operations resulting from the base technology acquired from Micro Motors.

b.         Sales to existing customers are assumed to decline, but are more than replaced by revenue growth from new customers.

The existing fixed cost structure of the Irvine operations will be better absorbed by the higher forecasted volume of medical products, resulting in increased profit margins.

Given the company’s lack of a direct dental distribution channel, it has stopped actively promoting the product based on the intangible asset resulting from the purchase of certain assets from IntraVantage, Inc. in October 2005.  Any substantial future value therefore stems from the possibility that a company with a direct dental distribution channel (a “Market Participant”) might be interested in access to the technology through product purchases, licenses, acquisition, joint venture, or other means.  Given the current economic environment, the general lack of investment in new products, the limited number of Market Participants to whom this technology relates, the time and expense necessary to consummate a transaction, and other factors considered by management, there is also a significant possibility that no distribution partner will be found, resulting in effectively no value of the asset.  Given this change in circumstance, in accordance with FAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” management tested the carrying amount of the intangible asset for recoverability as of March 31, 2009.  The result of management’s analysis based on several scenarios (with varying probability of occurring) was that the asset’s expected value at that date was $150,000 and, accordingly a charge of $997,280 was taken in the fiscal 2009 third quarter.  The asset continued to amortize its remaining value over the remaining patent’s life.  As to June 30, 2009, the patent’s intangible carrying value was $147,000.  Management remains committed to optimizing the value of this technology for our shareholders, and will continue to pursue any opportunity to accomplish that end.

For the Astromec reporting unit’s impairment testing there was an assumption of decreased external sales growth compared to 2008, which was more than offset by an increased sales growth rate of motors for internal (Pro-Dex) use.  In addition to the value of the reporting unit as an internal supplier and stand alone business, the unit has additional strategic value by enabling Pro-Dex to gain additional customers under other reporting units that is considered in the valuation. It should be noted that the unit passes its goodwill impairment test without the inclusion of this additional “enablement” value.

For the Micro Motors reporting unit’s impairment testing, there was an assumption of a slower than historical sales growth rate than in the previous valuation.  The total 5 year growth rate in the 2008 valuation was equal to the historical 5 year growth rate of the Company, but the growth rate was reduced by 50% for the 2009 valuation. The reason for the reduced sales growth is the current and forecast near and medium term market conditions.  The effect of this sales growth decrease was to decrease the unit’s calculated value, but not to an extent that it fails the goodwill impairment test.  The computed reporting unit value exceeds the carrying value of the unit by more than 100 percent.

We are subject to the revised requirements of the Statement of Financial Accounting Standards (“SFAS”) No. 123 (R) Accounting for Stock-Based Compensation as revised December 2004.  This standard establishes the accounting standards for equity compensation, and applies to us in the recognition of the cost of stock options awarded based on the grant-date fair value of those awards

            As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate.  This process involves estimating the actual current tax liabilities together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes.  These differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheet.  The most significant tax assets are future deductions from the amortization of intangibles over the next ten years, inventory reserves and net operating loss carry forwards.  Tax assets also result from net operating losses and research and development tax credits.  We must then assess the likelihood that the deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, a valuation allowance must be established.  To the extent we establish a valuation allowance or increase or decrease this allowance in a period, the impact will be included in the tax provision in the statement of operations.

           Significant management judgment is required in determining our provision for income taxes and the recoverability of our deferred tax asset.  Such determination is based primarily on our historical taxable income, with some consideration given to our estimates of future taxable income by jurisdictions in which we operate and the period over which our deferred tax assets will be recoverable.  Due to cumulative taxable losses during the past three years, we recorded $2,241,000 valuation allowance against our deferred tax assets in the year ended June 30, 2009.  This reduction in deferred tax assets is adjusted through income tax expense.

As a company with a very small market capitalization and a limited shareholder base, our market capitalization has been negatively affected by the very unusual economic and market environment of late.  We believe our market capitalization may not reflect the true value of the Company and or be indicative of the true economic value of our assets.  Some of the indications of disproportionate effect on our company include studies that show a strong difference in the valuations of the companies based on total market capitalization, with the small caps being most adversely affected. One recent study [The Bi-Weekly Fusion:  Orthopedic Company Update by SMH Capital, for the two weeks ended February 13, 2009] examined valuation metrics for orthopedic and medical device companies.  The companies classified as “Large Cap” are trading at 70% of their 52 week high, 2.4 times revenues and 7.9 times EBITDA.  The 15 companies classified as “Mid-Caps” were as expected, in the middle of the trading multiple, trading at 54% of their 52 week high, 1.5 times revenues and 8.2 times EBITDA, “Small Cap” companies are trading at 29% of their 52 week high, 1.5 times revenues and 11.4 times EBIDTA.  The EBITDA multiple can be misleading for the small caps as of the 15 companies in the sample size, only four had a positive EBITDA, of which Pro-Dex was one.  Of the large caps, all seven companies exhibited a positive EBITDA.  In an updated study [The Bi-Weekly Fusion:  Orthopedic Company Update by SMH Capital, for the two weeks ended June 19, 2009], Large-Caps and Mid-Caps were trading at 64% of their 52 week high and Small-Caps were trading at 40% of their all time high. We feel these analyses confirm that the current market environment exhibits a significant disproportionately unfavorable effect against small public companies in general, including Pro-Dex.

Year in Review

Fiscal year 2009 was a difficult year for the world’s economy and Pro-Dex was not immune to its effects.  Our consolidated sales for 2009 declined by 16% as compared to 2008, and approximately even with 2007 sales levels.  Over the longer term, we maintained a cumulative average growth rate of almost 10%/year since fiscal year 2003.  The motion control business was particularly adversely affected as our high margin products associated with this business are used by capital equipment providers, and these orders came to a sudden standstill in our third quarter (Jan-March 2009).  This part of the business remained low in the subsequent quarter, and there are no indications yet for a strong structural resumption of business to previous levels.  In response to the adverse environment for these products, we sensed an opportunity to gain market share and added additional sales resources in January to aggressively pursue new customers and new sales channels.  The medical products also had a year-over-year decline, as the 2008 sales were high due to two major product launches that were not repeated in 2009.  As the economy stalled, so did our customers' appetite for new projects.  We continued the work on two of the major development projects initiated last year, and expect to see new revenue from them in fiscal year 2010 and beyond.  In spite of the sales decline, our backlog of orders remains relatively flat, down by 6% compared to the end of last year.

We initiated strong responses to the top-line sales decline, and reduced our associate headcount by 10% since the end of fiscal year 2008.  Our efforts to improve our product quality began to show benefits in fiscal year 2009 and warranty cost was reduced by over 50% from $1.3 million in fiscal year 2008 to $664 thousand in fiscal year 2009.  Our operating costs in fiscal year 2009 (including a non-cash impairment expense of $997,000) were $8.2 million up 6% over the prior year’s expenses of $7.8 million.  In addition, we consolidated the management and business development efforts of our Carson City operations with those at Irvine.  The cost savings introduced by this move allowed for additional investment in developing new motor technology and accelerate the improvements in this part of the business.  There were one-time costs associated with these transitional actions, and the actions were phased through the year, but our basic cost structure was improved to better match the lower sales levels.

The new facilities for both our Beaverton and the Southern California operations have met our expectations.  They are providing for more conducive facilities for engineering, development, and production efforts and contributing to efficiencies gained through collaborative workspaces.  The Irvine space has allowed us to in-source much of our previously outsourced machining work, which in addition to providing better utilization of the facility, has proven to add to our competitive advantage in responding quickly to our customer’s needs.

Combined with the lower sales levels, our net income was negatively affected by two large non-cash charges realized in our third quarter that resulted in a large loss for the year.  First, due to our inability to find a distribution partner for our Intraflow products, we realized a $997 thousand pre-tax impairment loss from writing down the value of the associated patent.  We are not actively marketing the product, but continue the search for a distribution partner to help realize the product’s full potential.  The second charge was a $2 million tax allowance reducing the book value of our deferred tax assets.  We decided to take this allowance as the recent history of the Company’s taxable income, especially in consideration of the intangible write-off, made the near–term realization of the deferred tax assets less assured.

We maintained the Company’s strong financial position by generating over $1.7 million in operating cash for the 2009 fiscal year, in addition to the $2.0 million generated the prior year.  Our net debt was reduced by over 33% to $2.2 million from $3.5 million at the end of 2008.  Due to the reported GAAP losses, the terms of our credit facility were reduced to allow for $1 million of borrowing on our credit line.  This is a significant reduction in availability, but we have not had any amounts borrowed under the facility since early in calendar 2009 and ended the year with over $1.1 million in cash on hand, so the reduction has had no effect on operations to date.

Entering 2010, we have a lower cost structure, greatly improved legacy product performance, two major product launches in the pipeline and a stable backlog.  We remain committed to return the Company to profitable operations and providing a higher level of earnings in the coming years.  We continue to drive costs out of the business and reliably design products that exceed our customers’ expectations. As the economy becomes stronger, we anticipate that more customers will be launching new products again and we will participate in some of those launches.  We also look forward to the markets for capital equipment products improving and our motion control top line returning to more normal levels.

Results of Operations

Results of Operations for Fiscal Year Ended June 30, 2009, Compared to Fiscal Year Ended June 30, 2008

The following table sets forth financial data and the percentage of net revenues regarding the Company's financial position and operating results.

(In Thousands)	Fiscal Year ended June 30,
	2009		2008
Net sales:	$21,122	100%	$25,126	100%
Cost of sales	14,374	68%	16,917	67%
Gross Profit	6,748	32%	8,209	33%

Selling, general and administrative expenses	4,452	21%	5,021	20%
Intangible Impairment	997	5%	-	-
Research and development costs	2,791	13%	2,732	11%
Income (Loss) from Operations	(1,492)	(7%)	456	2%

Net interest (expense) and net other income	212	1%	138	1%

(Benefit) / Provision for Income Taxes	(1,100)	(5%)	1	0%
Allowance for deferred tax asset	2,241	11%	-	0%
Net Income (Loss)	$(2,845)	(13%)	$317	1%

                     Net Sales.   Consolidated sales decreased 16% or $4,004,000 to $21,122,000 from $25,126,000 for 2009 as compared to 2008.  Medical sales were lower by $3,014,000 or 21%, due to lower sales to our two largest customers by $1,742,000 driven by a return to stable shipping levels to these two customers after their previous year’s inventory build.  Shipments to dental customers decreased by $670,000 or 20% as we strategically reduced sales of certain low profit products.  Sales to industrial customers decreased by $169,000 or 25% reflecting a slowdown in our motion control business.  Sales related to government research related products and product repairs were up with a year over year increase of $270,000 due primarily to an increase in repair and upgrade work for products that were not warranty eligible which offset the decline in government agency related work.  Aerospace sales were up $242,000 or 10% due to higher commercial aircraft motor shipments.

Although selective price increases and decreases were implemented in response to market conditions, the majority of the sales growth and declines for each product line is due primarily to changes in sales volume, not the effect of price changes.

The amount of Pro-Dex total sales to each customer type and the year-to-year change is noted in the table below:

	Fiscal Year ended June 30,		Increase/
Sales by customer type ($'000)	2009	2008	(Decrease)
Dental	$2,620	$3,290	(20%)
Medical	11,107	14,121	(21%)
Industrial	2,448	3,279	(25%)
Aerospace	2,624	2,382	10%
Government research and other	2,324	2,054	13%
Total Sales	$21,122	$25,126	(16%)

Gross Profit and Gross Profit Percentage of Sales.  Our consolidated gross profit for 2009 decreased $1,461,000 or 18% compared to the gross profit in the previous year due to the lower medical, dental and industrial product sales volume.  Gross profit as a percentage of sales decreased to 32% for the year ended June 30, 2009 compared to 33% for the year ended June 30, 2008.  Gross margin as a percentage of sales was negatively impacted as a less favorable sales mix that included a lower amount of high margin industrial motion control and medical products that did not completely offset the favorable effect of reduced warranty costs. Gross profit and gross profit as a percentage of sales were as follows:

	Fiscal Year ended June 30,
	2009	2008	Decrease
Gross Profit	$6,748,000	$8,209,000	(18%)
Gross Profit Percentage of Sales	32%	33%

Selling, General and Administrative Costs (S, G&A).  S, G & A expenses (including a $997,000 intangible impairment charge) increased 9% to $5,449,000 for the year ended June 30, 2009 from $5,021,000 for year ended June 30, 2008.  We had a 13% decrease in selling expense mainly due to reduced labor expenditures, advertising and tradeshow activity.  General and administrative costs were lower by 11% due to labor cost reductions associated with reduced headcount.  The increase in total G & A costs was due to the impairment cost of the patent related intangible ($997,000).  The impairment loss is more fully described in Note 9 of the accompanying Consolidated Financial Statements.

As a percentage of sales, S, G&A costs, this in 2009 included $997,000 in asset impairment expense, increased to 26% from 20% for the year ended June 30, 2009 and 2008, respectively.  S, G&A costs were as follows:

	Fiscal Year ended June 30,		Increase
	2009	2008	(Decrease)
Selling	$1,295,000	$1,482,000	(13%)
General and administrative	$3,157,000	$3,539,000	(11%)
Impairment of intangible asset	$997,000	$-	N/A
Total Selling, General & Administrative cost	$5,449,000	$5,021,000	9%
Selling, General & Administrative cost as a
Percentage of Sales	26%	20%

Research and Development Costs.  Company-funded research and development expenses increased $59,000 to $2,791,000 for the year ended June 30, 2009 from $2,732,000 for the year ended June 30, 2008, an increase of 2%.  The increase was primarily due to increased motor development and labor costs.  Company-funded research and development costs were as follows:

	Fiscal Year ended June 30,
	2009	2008	Increase
Research and Development (R&D) Costs	$2,791,000	$2,732,000	2%
Research and Development costs as a Percentage of Sales	13%	11%

Operating Profit (loss) and Operating Profit (loss) as a Percentage of Sales.  Our consolidated operating loss for the year ended June 30, 2009 was $1,492,000 compared to an operating profit of $456,000 for the year ended June 30, 2008.  Operating profit as a percentage of sales decreased to -7% for the year ended June 30, 2009 compared to 2% for the year ended June 30, 2008.  Operating profit and margin were as follows:

	Fiscal Year ended June 30,
	2009	2008	(Decrease)
Operating Profit (Loss)	$(1,492,000)	$456,000	N/A
Operating Profit (Loss) as a Percentage of Sales	(7%)	2%

Royalties and Other Income.  We earned and received $14,000 in royalty payments in fiscal year 2009, compared to $35,000 in royalty payments in 2008.  We had no “other” expense during the year ended June 30, 2009 compared to $9,000 in other expense for asset abandonment associated with the move during the year ended June 30, 2008.

Net Interest Income/Expense.  Net interest expense was $226,000 in the year ended June 30, 2009, which included $228,000 in interest expense offset by $2,000 in interest income, compared to $164,000 which included $181,000 in interest expense offset by $17,000 in interest income, in the prior year.

The increase in interest expense is due to higher borrowing requirements, due to a full year of interest expense associated with the Irvine facility tenant improvement loan.  Included in the $164,000 in 2008 is $15,000 in accrued interest relating to the completed IRS examination for the tax years ending June 30, 2004, 2005 and 2006.

	Fiscal Year ended June 30,		Increase/
	2009	2008	(Decrease)
Debt related interest expense	$228,000	$166,000	37%
IRS exam related interest	$-	$15,000	(100%)
Total interest expense	$228,000	$181,000	26%
Interest income	$(2,000)	$(17,000)	(88%)
Net interest expense	$226,000	$164,000	38%
Interest expense as a Percentage of Sales	1%	1%

Income Tax Provision.  Our estimated effective combined federal and state tax rate on loss from operations for the year ended June 30, 2009 resulted in a 67% provision of the loss before tax compared to a 0.1% provision of earnings before tax for the year ended June 30, 2008.  The difference in the 2009 rate is due to a $2,241,000 valuation allowance against our current and long term deferred tax assets. The deferred tax valuation allowance is more fully described in Note 5 of the accompanying Consolidated Financial Statements.

During the year ended June 30, 2009, the Internal Revenue Service settled its audit of our federal income tax returns for the fiscal years ended June 30, 2004 through June 30, 2006.  This settlement resulted in the reversal of $41,000 of unrecognized tax benefits associated with Section 263A costs we previously reported, which reduced our tax expense by $6,000.  During the year ended June 30 2009, we filed amended state returns for the fiscal years ended June 30, 2004 through June 30, 2006 to report the related changes to the Section 263A costs.  The filing of the amended state tax returns resulted in the reversal of $9,000 of unrecognized tax benefits associated with the Section 263A costs we reported, which reduced our tax expense by $1,000.  Our remaining liability for uncertain tax positions, related to the fiscal years ended June 30, 2005 through June 30, 2009, is $54,000 as of June 30, 2009.  We have not identified any new unrecognized tax benefits.

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

Significant management judgment is required in determining our provision for income taxes and the recoverability of our deferred tax asset.  Such determination is based primarily on our historical taxable income, with some consideration given to our estimates of future taxable income by jurisdictions in which we operate and the period over which our deferred tax assets will be recoverable.  Due to cumulative losses during the past three years, we established a $2,241,000 valuation allowance against our deferred tax assets in the year ended June 30, 2009.  The valuation allowance is recorded through income tax expense and included in the tax provision in the statement of operations.

            Net (Loss) Income.  We had a net loss of $2,845,000 or $0.29 per share, basic for the year ended June 30, 2009 compared to net income of $317,000 or $0.03 per share, basic, and $0.03 per share, diluted, for the year ended June 30, 2008.

Liquidity and Capital Resources

The following table presents selected financial statistics and information for the periods indicated:

	As of
	June 30, 2009	June 30, 2008
Cash and cash equivalents	$1,124,000	$517,000
Working Capital¹	$4,548,000	$4,586,000
Credit Line outstanding balance	$0	$2,000,000
Tangible book value/common share²	$0.75	$0.93
Number of days of sales outstanding (DSO) in
accounts receivable at end of quarter³	41	48

	Year ended
	June 30, 2009	June 30, 2008
Net cash provided by operations	$1,718,000	$2,018,000

1 Working Capital = Ending Current Assets balance – Ending Current liabilities balance

2 Tangible book value/common share = {(Total shareholders’ equity – Net intangible asset (patents) – Goodwill)}/(basic outstanding shares)

3 DSO = Ending Net Accounts Receivable balance/(Previous Quarter Sales/91)

Our working capital at June 30, 2009 decreased $38,000 (1%) to approximately $4.5 million compared to approximately $4.6 million at June 30, 2008.  The reduced working capital is due to normal fluctuations..  Cash flow provided by operations was $1,718,000 for the year ended June 30, 2009 compared to $2,018,000 for the year ended June 30, 2008.  Fiscal year 2009 cash was provided largely through a decrease in inventory ($1,515,000), reduction in accounts receivable ($609,000) and a recovery of state and federal tax payments from prior years ($647,000) offset by a reduction in accounts payable ($909,000) that occurred in the first part of the fiscal year.

Management believes that our working capital needs over the next twelve months can be adequately supported by current operations.

Issues Related to Credit Facilities

As of June 30, 2009, the Wells Fargo credit facility had two components:

  a revolving Credit Line Note (“line of credit”) of up to $1,000,000 in borrowing availability, and a Five year Term Note (the “TI Loan”) with an initial balance of  $2,000,000, of which $1,766,667 was outstanding as of June 30, 2009.

The line of credit borrowing availability is a maximum of $1,000,000.  If borrowings under the Credit Line exceed $500,000, the maximum amount of borrowing would be limited to 70% of the eligible accounts receivable plus 40% of the eligible inventory.  Its terms require monthly interest payments at either (i) the prime rate of interest (3.25% at June 30, 2009) plus 1.50%, or (ii) three month LIBOR (.60% at June 30, 2009) plus 2.50%, at our discretion, based on outstanding borrowings.  The credit facility expires on November 1, 2009.   We are charged an unused credit line fee of 0.25% per annum payable quarterly on the average balance of the line of credit that is not used.  There was no outstanding balance under the credit line as of June 30, 2009 and there continues to be no borrowing under such credit line as of September 11, 2009.  Therefore, the total eligible additional borrowing capacity under the line of credit as of June 30, 2009 and as of September 11, 2009 was $1,000,000.

The TI Loan had an initial balance of $2,000,000.  The borrowings from this term commitment were used for construction of tenant improvements for our Irvine, California facility.  Its terms require monthly principal and interest payments over the 60 month life of the loan, based on outstanding borrowings.  The interest rate is fixed at 5.72% over the life of the loan.  There was a $1,766,667 outstanding balance under the TI Loan as of June 30, 2009.

All assets of the Company except our Carson City land and building secure the outstanding borrowings under the Wells Fargo credit facility.

In March 2006, we entered into a ten year mortgage with Union Bank for $1,650,000.  The principal balance of the mortgage bears interest at a fixed annual rate of 6.73%.  Payments on the mortgage are $11,379 per month (based on a 25 year amortization), with the balance of $1,291,666 in principal due on April 1, 2016.  The mortgage is secured by our Carson City land and building.  There was $1,558,000 in principal outstanding under the mortgage as of June 30, 2009.

There are certain financial and non-financial covenants that the Company must meet to be in compliance with the terms of the Wells Fargo credit facility and mortgage with Union Bank.  As of the year ended June 30, 2009, we were in compliance with the Wells Fargo covenants, however, we were in violation of the cash flow coverage covenant with Union Bank, with the violation resulting in an event of default under the facility.  On August 25, 2009, we entered into a letter agreement with Union Bank pursuant to which Union Bank agreed to waive the covenant violation.

At June 30, 2009, we had cash and cash equivalents of $1,124,000.  We believe that our cash and cash equivalents on hand, together with cash flows from operations, if any, and amounts available under the credit facilities will be sufficient to meet our working capital and capital expenditure requirements for this and the next year.

In September 2002, our Board of Directors authorized the repurchase on the open market of up to 500,000 shares of our outstanding Common Stock at a share price no greater than $1.25, subject to compliance with applicable laws and regulations.  There is no requirement that we repurchase all or any portion of such shares.  The maximum total value of the repurchase is not to exceed $500,000.  From the inception of the repurchase authorization through the fiscal year-end date of June 30, 2003, we repurchased 75,700 shares of Common Stock for $43,741, at an average price of $0.58 per share.  No additional shares were repurchased in fiscal years 2004 through 2008.  During the 2009 fiscal year, we repurchased 219,695 shares of common stock for $133,472, at an average price of $0.61 per share. Since the initiation of the buyback program in 2002 through June 30, 2009, we have repurchased 295,395 shares for $177,213 at an average price of $0.60 per share.  Our Board suspended the buyback authorization in May 2009 and has not set a reinitiation date for the purchase of our shares pursuant to this program.

Impact of Possible NASDAQ Delisting

The minimum bid price for our publicly traded common stock has remained below $1.00 for a significant period of time during late 2008 and throughout 2009.  Although Nasdaq had suspended its minimum bid requirement in October 2008, Nasdaq lifted that suspension on August 3, 2009 and we again face a delisting deadline date of January 7, 2010.   If the minimum bid price for our stock does not rise above $1.00 for the requisite number of days prior to such deadline or if we fail to meet any other listing requirement of the Nasdaq Capital Market, our common stock may be delisted from the Nasdaq Capital Market, which could negatively affect the value of our common stock.  On January 9, 2009, our shareholders authorized us to engage in a reverse split of our Common Stock which may, as a result of increasing our per share price above $1.00, provide us the means to avoid delisting.  As the delisting deadline approaches and if the market price of our shares remains below $1.00, our Board of Directors will continue to review the advisability of proceeding with a reverse split of our Common Stock or other actions.

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

Recent Accounting Pronouncements

The FASB has issued FASB Statement No. 165, Subsequent Events.   The objective of SFAS 165 is to establish general standards of accounting for; and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, SFAS 165 sets forth:

  The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements.

  The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements.

  The disclosures that an entity should make about events or transactions that occurred after the balance sheet date.

On April 9, 2009, FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.  The purpose of this FSP is to provide additional guidance in the application of FASB Statement No. 157; it supersedes FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.

Among other points, the FSP:

  affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions (that is, in the inactive market);

  clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active;

  eliminates the proposed presumption that all transactions are distressed (not orderly) unless proven otherwise. The FSP will instead require an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence;

  includes an example that provides additional explanation on estimating fair value when the market activity for an asset has declined significantly;

  requires an entity to disclose a change in valuation technique (and the related inputs) resulting from the application of the FSP and to quantify its effects, if practicable, by major category; and

  applies to all fair value measurements when appropriate.

The FASB has issued FASB Statement No. 168, The “FASB Accounting Standards CodificationTM” and the Hierarchy of Generally Accepted Accounting Principles. Statement 168 establishes the FASB Accounting Standards CodificationTM(Codification) as the single source of authoritative U.S. generally accepted accounting principles (U.S. GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. Statement 168 and the Codification are effective for financial statements issued for interim and annual periods ending after September 15, 2009.

When effective, the Codification will supersede all existing non-SEC accounting and reporting standards. All other non-“grandfathered” non-SEC accounting literature not included in the Codification will become non-authoritative. Following Statement 168, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, the FASB will issue Accounting Standards Updates, which will serve only to: (a) update the Codification; (b) provide background information about the guidance; and (c) provide the bases for conclusions on the change(s) in the Codification.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risks

      Not applicable.

Item 8.   Financial Statements and Supplementary Data

       The financial statements and supplemental data of the Company may be found in this Report on the pages indicated below.

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A(T).   Controls and Procedures.

  The Chief Executive Officer and Chief Financial Officer (the principal executive officer and principal financial officer, respectively) conducted an evaluation of the design and operation of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)).  Based on that evaluation for the quarter ended June 30, 2009, the Chief Executive Officer and the Chief Financial Officer concluded that the disclosure controls and procedures are effective.

Our management is responsible for establishing and maintaining adequate “internal control over financial reporting” (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of June 30, 2009.

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

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s attestation in this annual report.

During the quarter ended June 30, 2009, there were no changes in the Company's internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

Item 9B.   Other Information.

The minimum bid price for our publicly traded common stock has remained below $1.00 for a significant period of time during late 2008 and throughout 2009.  Although Nasdaq had suspended its minimum bid requirement in October 2008, Nasdaq lifted that suspension on August 3, 2009 and we again face a delisting deadline date of January 7, 2010.   If the minimum bid price for our stock does not rise above $1.00 for the requisite number of days prior to such deadline or if we fail to meet any other listing requirement of the Nasdaq Capital Market, our common stock may be delisted from the Nasdaq Capital Market, which could negatively affect the value of our common stock.  On January 9, 2009, our shareholders authorized us to engage in a reverse split of our Common Stock which may, as a result of increasing our per share price above $1.00, provide us the means to avoid delisting.  As the delisting deadline approaches and if the market price of our shares remains below $1.00, our Board of Directors will continue to review the advisability of proceeding with a reverse split of our Common Stock or other actions..

PART III

Item 10.   Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance With Section 16(a) of the Exchange Act

Information concerning the Company's Directors and Executive Officers is incorporated by reference from the information contained in the Company's definitive Proxy Statement for the Company's 2009 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended June 30, 2009 (the "Proxy Statement").

Item 11.   Executive Compensation

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

PART IV

Item 15.   Exhibits

(1)        See Exhibit Index.

Report of Independent Registered Public Accounting Firm

The Stockholders and Board of Directors

Pro-Dex, Inc.:

We have audited the accompanying consolidated balance sheets of Pro-Dex, Inc. and Subsidiaries (the Company) as of June 30, 2009 and 2008 and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the years in the two-year period ended June 30, 2009.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pro-Dex, Inc. and Subsidiaries as of June 30, 2009 and 2008, and the results of their operations and their cash flows for each of the two years in the two-year period ended June 30, 2009 in conformity with accounting principles generally accepted in the United States of America.

Irvine, California

September 17, 2009

PRO-DEX, INC. and SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	30-Jun-09	30-Jun-08
ASSETS
Current assets:
Cash and cash equivalents	$1,124,000	$517,000
Accounts receivable, net of allowance for doubtful accounts
of $52,000 in 2009 and $144,000 in 2008	2,515,000	2,842,000
Other Current Receivables	16,000	205,000
Inventories	3,365,000	5,101,000
Prepaid expenses	117,000	214,000
Prepaid income taxes	118,000	860,000
Deferred income taxes	-	1,176,000
Total current assets	7,255,000	10,915,000

Property, plant, equipment and leasehold improvements, net	5,981,000	6,470,000
Other assets:
Goodwill	2,997,000	2,997,000
Intangibles - Patents, net	147,000	1,221,000
Other	87,000	68,000
Total other assets	3,231,000	4,286,000

Total assets	$16,467,000	$21,671,000

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Line of credit	$-	$2,000,000
Accounts payable	827,000	1,736,000
Accrued expenses	1,394,000	2,053,000
Income taxes payable	53,000	114,000
Current portion of term note	-	396,000
Current Portion of T.I. Loan	400,000	-
Current portion of real estate loan	33,000	30,000
Total current liabilities	2,707,000	6,329,000

Long-term liabilities:
Notes Payable - T.I. Loan	1,367,000	-
Real estate loan	1,528,000	1,560,000
Patent deferred payable	-	44,000
Deferred income taxes	171,000	290,000
Deferred rent	212,000	150,000
Total long-term liabilities	3,278,000	2,044,000

Total liabilities	5,985,000	8,373,000
Commitments and contingencies
Shareholders' equity:
Common shares; no par value; 50,000,000 shares authorized;
9,964,366 shares issued and 9,668,671 outstanding June 30, 2009
9,879,066 shares issued and 9,803,366 outstanding June 30, 2008	16,574,000	16,545,000
Accumulated deficit	(6,092,000)	(3,247,000)

Total shareholders' equity	10,482,000	13,298,000

Total liabilities and shareholders' equity	$16,467,000	$21,671,000
See notes to consolidated financial statements.

PRO-DEX, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Years ended June 30

	2009	2008
Net sales	$21,122,000	$25,126,000

Cost of sales	14,374,000	16,917,000
Gross profit	6,748,000	8,209,000

Operating expenses:
Selling expense	1,295,000	1,482,000
General and administrative expenses	3,157,000	3,265,000
Irvine facility move related general and administrative expenses	-	274,000
Impairment of intangible asset	997,000	-
Research and development costs	2,791,000	2,732,000
Total operating expenses	8,240,000	7,753,000

(Loss) Income from operations	(1,492,000)	456,000

Other:
Other (expense), net	-	(9,000)
Royalty income	14,000	35,000
Interest income	2,000	17,000
Interest (expense)	(228,000)	(181,000)
Total	(212,000)	(138,000)

(Loss) Income before provision for income taxes	(1,704,000)	318,000

Benefit (Provision) for Income Taxes	1,100,000	(1,000)
Allowance for deferred tax asset	(2,241,000)	-
Total Provision for Income taxes	(1,141,000)	(1,000)

Net (Loss) Income	$(2,845,000)	$317,000

Net (Loss) Income per share:
Basic	$(0.29)	$0.03
Diluted	$(0.29)	$0.03

Weighted average shares outstanding - basic	9,710,755	9,736,249
Weighted average shares outstanding - diluted	9,710,755	9,924,350

See notes to consolidated financial statements.

PRO-DEX, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
Years ended June 30

	Common Shares
	Number		Accumulated
	of Shares	Amount	Deficit	Total

Balance 2006	9,539,792	$16,066,000	$(3,995,000)	$12,071,000

Options exercised	93,574	32,000		32,000

Issuance of restricted shares and Stock- Based compenstion	85,000	242,000		242,000

Net Income			506,000	506,000

Balance 2007	9,718,366	$16,340,000	$(3,489,000)	$12,851,000

Cumulative retained earnings adjustment for prior years due to accounting standards change (FIN 48)	-	-	(75,000)	(75,000)

Issuance of restricted shares and Stock- Based compenstion	85,000	205,000		205,000

Net Income			317,000	317,000

Balance 2008	9,803,366	$16,545,000	$(3,247,000)	$13,298,000

Repurchase of Common Stock	(219,695)	(137,000)		(137,000)

Issuance of restricted shares and Stock- Based compenstion	85,000	166,000		166,000

Net (Loss)			(2,845,000)	(2,845,000)

Balance 2009	9,668,671	$16,574,000	$(6,092,000)	$10,482,000

See notes to consolidated financial statements.

PRO-DEX, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended June 30

	2009	2008
Cash Flows from Operating Activities:
Net Income	$(2,845,000)	$317,000
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	810,000	538,000
Loss on Disposal	25,000
Impairment of intangible asset	997,000	-
(Recovery of) Provision for doubtful accounts	(92,000)	(9,000)
Stock based compensation	166,000	205,000
Retained earnings adjustment for prior years due to accounting standard change	-	(75,000)
Deferred taxes	1,058,000	434,000
Changes in:
Decrease in accounts receivable	609,000	396,000
Decrease (increase) in inventories	1,737,000	(478,000)
Decrease (increase) in prepaid expenses	97,000	(9,000)
(Increase) in other assets	(20,000)	(43,000)
(Decrease) increase in accounts payable and accrued expenses	(1,505,000)	1,645,000
Increase (decrease) in income taxes payable	681,000	(903,000)
Net Cash provided by Operating Activities	1,718,000	2,018,000

Cash Flows From Investing Activities:
Purchase of equipment and leasehold improvements	(269,000)	(3,130,000)

Net Cash used in Investing Activities	(269,000)	(3,130,000)

Cash Flows from Financing Activities:
Principal payments of patent deferred payable	(45,000)	(196,000)
Net (payments) borrowing on Line of Credit	(2,000,000)	1,700,000
Principal (payments) on Term Note	(396,000)	(250,000)
Net Principal borrowing on TI Loan	1,767,000	-
Principal payments on Real Estate Loan	(31,000)	(28,000)
Stock Repurchases	(137,000)	-

Net Cash (used in) provided by Financing Activities	(842,000)	1,226,000

Net increase in Cash and Cash Equivalents	607,000	114,000
Cash and Cash Equivalents, beginning of year	517,000	403,000

Cash and Cash Equivalents, end of year	$1,124,000	$517,000

Supplemental Information
Cash paid for interest	$230,000	$181,000
Cash paid for income taxes	$-	$560,000

See notes to consolidated financial statements.

PRO-DEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2009 and 2008

NOTE 1 – DESCRIPTION OF BUSINESS

Pro-Dex, Inc. specializes in bringing speed to market in the development and manufacture of technology-based solutions that incorporate miniature rotary drive systems, embedded motion control and fractional horsepower DC motors, serving the medical, dental, semi-conductor, scientific research and aerospace markets. Pro-Dex's products are found in hospitals, dental offices, medical engineering labs, commercial and military aircraft, scientific research facilities and high tech manufacturing operations around the world.

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

Revenue Recognition

Revenue on product sales is recognized upon shipment to the customer based on its terms of FOB shipping point, where the risk of loss and title transfer to the customer.  We record sales in accordance with SEC Staff Accounting Bulletin No. 104, Revenue Recognition.  Under these guidelines, revenue is recognized when all of the following exist: persuasive evidence that a sale arrangement exists, delivery of the product has occurred, the price is fixed or determinable, and payment is reasonably assured.  We sell some of our products with a warranty that provides for repairs or replacement of any defective parts for a period after the sale. At the time of the sale, the Company accrues an estimate of the cost of providing the warranty based on prior experience, but does not accrue an allowance for sales returns.  The Company recognizes revenue under research and development agreements as certain deliverables are met as specified in each development contract.

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

Contract revenue for customer funded research and development is principally recognized based on the achievement of contractual milestones and the COS is recognized as the ratio of total actual incurred costs to date to total estimated costs for each contract (cost-to-cost method) in accordance with Statement of Position No. 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” Generally, the Company reviews cost performance and estimates to complete on its ongoing contracts at least annually.  The impact of revisions of profit estimates are recognized on a cumulative catch-up basis in the period in which the revisions are made.

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

Accounts Receivable

Trade receivables are carried at original invoice amount less an estimate made for doubtful accounts based on a review of all outstanding amounts on a monthly basis.  Management determines the allowance for doubtful accounts by identifying troubled accounts and using historical experience applied to an aging of accounts.  Trade receivables are written off when deemed uncollectible.  Recoveries of trade receivables previously written off are offset against the allowance when received. Changes in reserve for allowance for doubtful accounts are as follows for the years ended June 30, 2009 and 2008:

	Fiscal Year Ended June 30,
	2009	2008
Balance at the beginning of the year	$144,000	$153,000
Write off of doubtful accounts	(39,000)	(3,000)
Collection of doubtful accounts	(53,000)	(6,000)
Balance at the end of the year	$52,000	$144,000

Inventories

       Inventories are stated at the lower of cost (the first-in, first-out method) or market and consist of the following at June 30, 2009 and 2008:

	Fiscal Year Ended June 30,
	2009	2008
Raw Materials	$1,290,000	$1,874,000
Work in process	866,000	992,000
Development costs under contract	-	207,000
Finished goods	1,208,000	2,028,000
Total inventories	$3,364,000	$5,101,000

Warranties

The warranty accrual is based on historical costs of warranty repairs and expected future identifiable warranty expenses.  Warranty expenses are reflected in the financial statements in Cost of Sales (“COS”).  The warranty accrual and expenses for the years ended June 30, 2009 and 2008 are presented below:

	Fiscal Year Ended June 30,
	2009	2008
Beginning Balance	$861,000	$469,000
Warranties issued during period	$664,000	$1,337,000
Adjustments to pre-existing warranties
due to assumption changes	$(406,000)	$(39,000)
Settlements (actual expenditures)	$(601,000)	$(906,000)
Ending Balance	$518,000	$861,000

Accrued warranty expense was reduced during fiscal year ending June 30, 2009 compared to fiscal year ending June 30, 2008 due to fewer units shipped that were eligible for warranty coverage, reduced expected future per unit repair costs and reduced expected return percentages.  The reduced repair costs reflect the average per unit actual cost to repair warranty eligible units and the reduced return percentage reflects expected return activity based on a rolling twelve month period.  The repair costs and return profile assumptions are reviewed quarterly.  The table below reflects the effects on the fiscal year ending June 30, 2009 and 2008 net income (loss) and net income (loss) per share for the assumption changes.

	Fiscal Year Ended June 30,
	2009	2008
Income (Loss) before provision for income taxes - before estimate change	$(2,979,000)	$292,000
Add: Impact of change in warranty reserve estimate assumptions	$406,000	$39,000
Less : Tax effect	$(272,000)	$(14,000)
Net Income (Loss) after provision of income taxes - after estimate change	$(2,845,000)	$317,000

EPS - before provision for income taxes - before estimate change	$(0.31)	$0.03
Add: Impact of change in warranty reserve estimate assumptions	$0.04	$0.00
Less : Tax effect	$(0.03)	$(0.00)
EPS - after provision of income taxes - after estimate change	$(0.29)	$0.03

Property, Plant, Equipment & Leasehold Improvements, Net

       Property, plant and equipment is recorded at cost and consist of the following as of June 30, 2009 and 2008:

	Fiscal Year Ended June 30,
	2009	2008
Land	$757,000	$757,000
Building	$1,470,000	$1,470,000
Leasehold Improvements	$2,283,000	$2,259,000
Equipment	$6,620,000	$6,416,000
Total	$11,130,000	$10,902,000
Accumulated Depreciation	$(5,149,000)	$(4,432,000)
Total property, land & equipment, net	$5,981,000	$6,470,000

Depreciation is provided using the straight-line method over the estimated useful lives of the assets as follows: Building - 39 years, equipment - 3 to10 years; and leasehold improvements are depreciated over the shorter of the term of the lease or their estimated useful lives.

Goodwill and Intangible Assets

The Company identifies two reporting units for purposes of its annual goodwill impairment testing arising from its acquisitions of Micro Motors and Astromec. In accordance with SFAS No. 142, goodwill is not amortized and is assessed annually for impairment (as of April 1) or whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable.  The Company’s Carson City reporting unit corresponds to the operations resulting from the Astromec acquisition, while its Irvine reporting unit corresponds to the operations resulting from the Micro Motors acquisition.

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

	Fiscal Year Ended June 30,
	2009	2008
Goodwill Associated With Micro Motors	$1,110,000	$1,110,000
Goodwill Associated With Astromec	1,887,000	1,887,000
Total goodwill	$2,997,000	$2,997,000

With regard to our patent, however, we did determine that a triggering event occurred, due to market conditions affecting its expected value.  Intangible assets include the patents associated with the October, 2005 Intravantage asset purchase.  Management tested the carrying amount of the Intravantage asset purchase for recoverability as of March 31, 2009.  The result of management’s analysis (based on several scenarios with varying probabilities of occurring) was that the asset’s value was impaired and, accordingly a charge of $997,000 was taken in the fiscal 2009 third quarter.  See Note 10 for additional information.  Total amortization expense in 2009 and 2008 was $1,075,000 and $99,000, respectively.  Intangible assets consist of the following as of June 30, 2009 and 2008:

	Fiscal Year Ended June 30,
	2009	2008
Intangible assets	$4,178,000	$4,178,000
Impairment	$(997,000)	-
Accumulated amortization	(3,034,000)	(2,956,000)
Total Intangible Assets	$147,000	$1,222,000

Future amortization expense for the fiscal years ending June 30 is:

2010	13,000
2011	13,000
2012	13,000
2013	13,000
2014 - 2021	95,000
Total	147,000

Stock Repurchase Plan

In September 2002, our Board of Directors authorized the repurchase on the open market of up to 500,000 shares of our outstanding Common Stock at a share price no greater than $1.25, subject to compliance with applicable laws and regulations.  There is no requirement that we repurchase all or any portion of such shares.  The maximum total value of the repurchase is not to exceed $500,000.  From the inception of the repurchase authorization through the fiscal year-end date of June 30, 2003, we repurchased 75,700 shares of Common Stock for $43,741, at an average price of $0.58 per share.  No additional shares were repurchased in fiscal years 2004 through 2008.  During the 2009 fiscal year, we repurchased 219,695 shares of common stock for $133,472, at an average price of $0.61 per share. Since the initiation of the buyback program in 2002 through June 30, 2009, we have repurchased 295,395 shares for $177,213 at an average price of $0.60 per share.  Our Board suspended the buyback authorization in May 2009 and has not set a reinitiation date for the purchase of our shares pursuant to this program.

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
July 1-31, 2008	15,700	$0.99	91,400	408,600 ($440,719)
August 1-31, 2008	7,000	$0.94	98,400	401,600 ($434,109)
September 1-30, 2008	42,229	$0.87	140,629	359,371 ($397,335)
October 1-31, 2008	36,149	$0.69	176,778	323,222 ($372,311)
November 1-30, 2008	8,549	$0.56	185,327	314,673 ($367564)
December 1-31, 2008	24,462	$0.42	209,789	290,211 ($357,235)
January 1-31, 2009	8,352	$0.44	218,141	281,859 ($352,324)
February 1-28, 2009	13,252	$0.41	231,393	268,607 ($349,190)
March 1-31, 2009	21,897	$0.37	253,290	246,710 ($343,994)
April 1-30, 2009	42,105	$0.40	295,395	204,605 ($322,787)
FY 2009 Total	219,695	$0.61	295,395	204,605 ($322,787)

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

Shipping and Handling

The Company includes payments from its customers for shipping and handling in its net revenues line item in accordance with Emerging Issues Task Force (“EITF”) 00-10, Accounting for Shipping and Handling Fees and Costs.  Shipping expenses, which consist primarily of payments made to freight companies, are reported in cost of goods sold.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist principally of cash and trade receivables.  The Company places its cash with major financial institutions.  At June 30, 2009 and 2008 and at various times throughout 2009 and 2008 the Company had deposits in excess of federally insured limits.  Credit sales are made to resellers located throughout the United States and Europe, and account for a substantial portion of trade receivables.  Such receivables are not collateralized, but we do monitor our customer’s payment history.

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

The fair value and associated compensation cost of each grant is estimated at the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions: no dividend rate for all years; price volatility of 49% to 57% in 2009, of 58% to 63% in 2008; risk-free interest rates of approximately 3.3% to 4.9% in 2009 and 4.4% to 5.1% in 2008; and expected lives of five to eight years.

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

Fair Value of Financial Instruments

            Fair Value Measurements — Effective July 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157) for financial assets and liabilities measured at fair value on a recurring basis.  (See note 9)  FAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements.

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

Contract revenue for customer funded research and development is principally recognized based on the achievement of contractual milestones and the COS is recognized as the ratio of total actual incurred costs to date to total estimated costs for each contract (cost-to-cost method) in accordance with Statement of Position No. 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” Generally, the Company reviews cost performance and estimates to complete on its ongoing contracts at least annually.  The impact of revisions of profit estimates are recognized on a cumulative catch-up basis in the period in which the revisions are made.

Our estimates of contract costs are based on expectations of costs to deliver the milestone. These estimates can change based on unforeseen technology and integration issues, but known risk factors and contract challenges are generally allowed for in the initial scope and cost estimate of the program. Revisions in profit estimates are charged to income in the period in which the facts that give rise to the revision become known. In certain circumstances, specific contracts in which we cannot reliably make estimates of total revenues and expenses are accounted for under the completed contract method. Under the completed contract method, all revenue and expenses attributable to the specific contract are deferred until the end of the project.

In the year ended June 30, 2009, $475,000 was recognized as research and development related cost of sales, compared to $119,000 recognized as such costs in the prior year ended.  As of the end of fiscal year 2009, all engineering fee billings associated with customer projects have been completed and the capitalized expenses related to the projects were expensed.

Advertising

Advertising costs are not capitalized, as all advertising expenditures are recognized in the period incurred as a selling expense.  In the year ended June 30, 2009, we recognized $102,000 for advertising, compared to $140,000 in the year ended June 30, 2008.

NOTE 3 - BANK DEBT

As of June 30, 2009, the Wells Fargo credit facility had two components:

  a revolving Credit Line Note (“line of credit”) of up to $1,000,000 in borrowing availability, and a Five year Term Note (the “TI Loan”) with an initial balance of  $2,000,000, of which $1,766,667 was outstanding as of June 30, 2009.

The line of credit borrowing availability is a maximum of $1,000,000.  If borrowings under the Credit Line exceed $500,000, the maximum amount of borrowing is limited to 70% of the eligible accounts receivable plus 40% of the eligible inventory.  Its terms require monthly interest payments at either (i) the prime rate of interest (3.25% at June 30, 2009) plus 1.50%, or (ii) three month LIBOR (.60% at June 30, 2009) plus 2.50%, at our discretion, based on outstanding borrowings.  The credit facility expires on November 1, 2009.   We are charged an unused credit line fee of 0.25% per annum payable quarterly on the average balance of the line of credit that is not used. There was no outstanding balance under the credit line as of June 30, 2009 and there continues to be no borrowing under such credit line as of September 11, 2009.  Therefore, the total eligible additional borrowing capacity under the line of credit as of June 30, 2009 was $1,000,000 and as of September 11, 2009 is $1,000,000.

The TI Loan had an initial balance of $2,000,000.  The borrowings from this term commitment were used for construction of tenant improvements for our Irvine, California facility.  Its terms require monthly principal and interest payments over the 60 month life of the loan, based on outstanding borrowings.  The interest rate is fixed at 5.72% over the life of the loan.  There was a $1,766,667 outstanding balance under the TI Loan as of June 30, 2009.

All assets of the Company except our Carson City land and building secure the outstanding borrowings under the Wells Fargo credit facility.

In March 2006, we entered into a ten year mortgage with Union Bank for $1,650,000.  The principal balance of the mortgage bears interest at a fixed annual rate of 6.73%.  Payments on the mortgage are $11,379 per month (based on a 25 year amortization), with the balance of $1,291,666 in principal due on April 1, 2016.  The mortgage is secured by our Carson City land and building.  There was $1,561,000 in principal outstanding under the mortgage as of June 30, 2009.

There are certain financial and non-financial covenants that the Company must meet to be in compliance with the terms of the Wells Fargo credit facility and mortgage with Union Bank.  As of the year ended June 30, 2009, we were in compliance with the Wells Fargo covenants, however, we were in violation of the cash flow coverage covenant with Union Bank, with the violation resulting in an event of default under the facility.  On August 25, 2009, we entered into a letter agreement with Union Bank pursuant to which Union Bank agreed to waive the covenant violation.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

The Company leases its existing office and warehouse facilities in Irvine, California and Beaverton, Oregon.  The Irvine lease expires in March 2018 and the Beaverton lease expires in April 2014.  These leases require the Company to pay insurance, taxes, and other expenses related to the leased space.  Total rent expense in 2009 and 2008 was $572,000 and $625,000, respectively.  Future minimum lease payments for the fiscal year ending June 30 are:

2010	$469,137
2011	$488,325
2012	$507,585
2013	$526,917
2014	$531,847
2015-2018	$1,876,788
Total	$4,400,599

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

On June 23, 2009, the Orange County Water District (“OCWD”) filed a complaint in the Superior Court of the State of California in the County of Orange concerning remediation of alleged ground water contamination in the Orange County Groundwater South Basin; Orange County Water District v. Sabic Innovative Plastics U.S. LLC, et al., Case No. 00078246.  The South Basin underlies parts of Santa Ana, California and adjacent cities.  The complaint identifies 17 named defendants, including Pro-Dex, and also designates 400 unnamed Doe defendants.  We moved out of this Santa Ana site in April, 2008 and have no remaining operations there.

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

One of our past insurers has committed to pay most of our defense costs for the lawsuit, while reserving its rights as to whether it will cover any damages awarded against us, or any settlement payment to which Pro-Dex agrees to resolve the lawsuit, under past policies issued to us for a three-year period, March 31, 1983 to March 31, 1986.  The policies for these three years have occurrence payment limits of $500,000 for each annual term.

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

NOTE 5 - INCOME TAXES

The provisions for income taxes for the years ended June 30, 2009 and 2008 are as follows:

		Fiscal Year ended June 30,
		2009	2008
Current:
	Federal	$97,000	$(403,000)
	State	(14,000)	(29,000)
Deferred:
	Federal	587,000	425,000
	State	471,000	8,000
Provision for Income taxes		$1,141,000	$1,000

A reconciliation of the expected tax to the amount computed by applying the federal statutory income tax rates to income before income taxes is as follows:

	Fiscal Year ended June 30,
	2009	2008
Federal income tax provision at the statutory rate	$(579,000)	$108,000
Change in valuation allowance for deferred tax assets	$2,241,000	$-
State income taxes, net of federal tax benefit	(275,000)	39,000
Tax Incentives	(255,000)	(122,000)
Non-deductible items	28,000	51,000
FIN 48 Liability	(19,000)	(84,000)
Other	-	9,000
Provision for Income taxes	$1,141,000	$1,000

Deferred income tax assets and liabilities in the accompanying consolidated balance sheet at June 30, 2009 and 2008 are as follows:

	Fiscal Year ended June 30,
Current Deferred income tax assets	2009	2008

Deferred tax assets
Accrued expenses	$403,000	$535,000
Inventories	830,000	660,000
Net Operating Losses	680,000	73,000
State Taxes	87,000	(92,000)
Income tax credit carry forwards	-	-
Total deferred tax assets (current)	2,000,000	1,176,000
Valuation Allowance	(2,000,000)	-

Deferred tax assets, net	$-	$1,176,000

	Fiscal Year ended June 30,
Long Term Deferred income tax assets/(liabilities)	2009	2008

Intangible assets	$493,000	$268,000
Non cash stock based compensation	16,000	113,000
Income tax credit carry forwards	569,000	351,000
State Taxes	(76,000)	(57,000)
Depreciation	(932,000)	(965,000)
Total deferred tax assets (non-current)	70,000	(290,000)
Valuation Allowance	(241,000)	-
Deferred tax assets, net	$(171,000)	$(290,000)

Net Deferred tax assets/(liabilities)	$(171,000)	$886,000

We have federal net operating loss carry forwards for June 30, 2009 and 2008 of $1,515,000 and $0, respectively.  We have state net operating loss carry forwards for June 30, 2009 and 2008 of $2,305,000 and $1,002,000, respectively.  The Company has federal tax credits of $276,000 and $103,000 for June 30, 2009 and 2008, respectively, and state tax credits of $285,000 and $248,000 for June 30, 2009 and 2008, respectively.

Significant management judgment is required in determining our provision for income taxes and the recoverability of our deferred tax asset.  Such determination is based primarily on our historical taxable income, with some consideration given to our estimates of future taxable income by jurisdictions in which we operate and the period over which our deferred tax assets will be recoverable.  Due to cumulative taxable losses during the past three years, we recorded $2,241,000 valuation allowance against our deferred tax assets in the year ended June 30, 2009.  This reduction in deferred tax assets is adjusted through income tax expense.

A reconciliation of the beginning and ending amount of valuation allowance is as follows:

Balance at July 1, 2008	$-
Increase in tax asset valuation allowance	(2,241,000)
Balance at June 30, 2009	$(2,241,000)

As of June 30, 2009, pursuant to FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, we have accrued $54,000 of uncertain tax positions related state income tax matters that would reduce the Company’s income tax expense if recognized and would result in a corresponding decrease in the Company’s effective tax rate.

During the year ended June 30, 2009, the Internal Revenue Service settled its audit of our federal income tax returns for the fiscal years ended June 30, 2004 through June 30, 2006.  This settlement resulted in the reversal of $41,000 of unrecognized tax benefits associated with Section 263A costs we reported, which reduced our tax expense by $6,000.  During the year, we filed amended state returns for the fiscal years ended June 30, 2004 through June 30, 2006 to report the related changes to the Section 263A costs.  The filing of the amended state tax returns resulted in the reversal of $9,000 of unrecognized tax benefits associated with the Section 263A costs we reported, which reduced our tax expense by $1,000.  Our remaining liability for uncertain tax positions, related to the fiscal years ended June 30, 2005 through June 30, 2009, is $54,000 as of June 30, 2009.  We have not identified any new unrecognized tax benefits.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at July 1, 2008	$114,000
Additions based on tax positions related to the current year	0
Additions for tax positions of prior years	6,000
Reductions for tax positions of prior years	(16,000)
Settlements	(50,000)
Balance at June 30, 2009	$54,000

We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of June 30, 2009, the Company had approximately $12,000 in accrued interest and penalties which is included as a component of the $54,000 unrecognized tax benefit noted above. The liability for the payment of interest and penalties has increased by approximately $6,000 for the twelve months ended June 30, 2009.

Pro-Dex and its subsidiaries are subject to U.S. federal income tax, as well as income tax of multiple state tax jurisdictions. We are currently open to audit under the statute of limitations by the Internal Revenue Service for the years ended June 30, 2007 and June 30, 2008.  Our state income tax returns are open to audit under the statute of limitations for the years ended June 30, 2005 through June 30, 2008. We do not anticipate a significant change to the total amount of unrecognized tax benefits within the next 12 months.

NOTE 6 - SHARE-BASED COMPENSATION

Stock Options

The Board of Directors and the shareholders of the Company have approved and adopted two equity compensation plans, pursuant to which i)  options to purchase common stock or ii) restricted shares, may be granted up to an aggregate amount of 2,500,000 shares of common stock to officers, directors, and employees of the Company.  Upon its adoption, the employee stock option plan had 2,000,000 shares of common stock available for issuance and the directors’ plan had 500,000 shares of common stock available for issuance.  The option plans are substantially similar, call for vesting as approved by the Board of Directors of six months for directors and up to five years for employees, and allow for the options to be outstanding for a period of up to ten years but are forfeited 30 days after the holder ceases to be an employee and are forfeited 90 days after the holder ceases to be director.  There are options to purchase 346,045 shares remaining under the employee option plan, and options to purchase 130,000 shares remaining under the directors option plan for a total of 476,045 shares remaining under both option plans at June 30, 2009, that are available to grant in future years.  New shares are issued as such options are exercised or restricted shares are granted.  Share-based compensation expense reduced the Company’s results of operations as shown:

	Fiscal Year ended June 30,
	2009	2008
Share-based compensation expense recognized:
General and administrative, options	49,000	87,000
General and administrative, restricted stock	117,000	117,000
Subtotal expense	166,000	204,000
Related deferred tax benefit	-	(47,000)
Decrease in net income	166,000	157,000

Decrease in basic earnings per share	$0.02	$0.02
Decrease in diluted earnings per share	$0.02	$0.02

As of June 30, 2009, there was $48,000 of total unrecognized compensation cost related to 102,250 non vested outstanding stock options with a per share weighted average value of $1.08.  The unrecognized expense is anticipated to be recognized on a straight-line basis over a weighted average period of 0.9 years.

The following is a summary of stock option activity:

	2009		2008
		Weighted- Average		Weighted- Average
Fixed Options	Shares	Exercise Price	Shares	Exercise Price
Outstanding at beginning of year	1,109,500	$1.58	1,038,500	$1.60
Granted	106,000	0.62	101,000	1.50
Exercised	-	-	-	-
Forfeited	(282,500)	1.75	(30,000)	1.86
Outstanding at end of year	933,000	$1.42	1,109,500	$1.58

Exercisable at end of year	830,750	$1.46	986,500	$1.58

Weighted-average fair value per
Option granted during the year		$0.28		$0.79

The following table summarizes information regarding options outstanding and options exercisable at June 30, 2009:

		Options Outstanding			Options Exercisable
		Weighted- Average	Weighted- Average	Aggregate		Weighted- Average	Aggregate
Range of	Number	Remaining	Exercise	Intrinsic	Number	Exercise	Intrinsic
Exercise Price	Outstanding	Contractual Life	Price	Value	Outstanding	Price	Value
$0.42 to $0.81	296,000	4.1. years	$0.66	$1,200	250,000	$0.70	$1,200
$1.00 to $1.56	357,000	4.9 years	1.33	$-	307,000	1.31	$-
$1.74 to $2.18	190,000	2.2 years	2.07	$-	190,000	2.07	$-
$2.55 to $3.30	90,000	6.0 years	2.89	$-	83,750	2.91	$-
Total	933,000	4.2 years	$1.42	$1,200	830,750	$1.46	$1,200

Restricted Stock

In connection with the employment agreement with our Chief Executive Officer, a restricted stock grant of 340,000 shares of common stock was made in February 2007.  These shares vest in four equal installments of 25% or 85,000 shares per year over 4 years.  The common stock price at the date of the grant was $1.38.  New shares are issued with the vesting of each installment of restricted stock.  The fair value of the grant is calculated as the number of shares multiplied by the grant price.  The compensation expense is recognized over the vesting period of the grant.  Approximately $117,000 in compensation expense for the restricted stock was recognized in fiscal year 2009.

The following is a summary of restricted share activity:

	2009		2008
		Weighted- Average		Weighted- Average
Restricted shares	Shares	Exercise Price	Shares	Exercise Price
Outstanding at beginning of year	170,000	$1.38	255,000	$1.38
Granted	-	-	-	-
Vested	(85,000)	1.38	(85,000)	1.38
Forfeited	-	-	-	-
Outstanding at end of year	85,000	$1.38	170,000	$1.38

Exercisable at end of year	-	$-	-	$-

As of June 30, 2009, there was $78,200 of total unrecognized compensation cost related to 85,000 non vested outstanding restricted shares with a per share weighted average value of $1.38.  The unrecognized expense is anticipated to be recognized on a straight-line basis over a weighted average period of 0.7 years.

Stock Warrants

At June 30, 2009, warrants to acquire 100,000 shares of common stock expired.  There are no remaining warrants outstanding.

	2009		2008
		Weighted- Average		Weighted- Average
Warrants	Shares	Exercise Price	Shares	Exercise Price
Outstanding at beginning of year	100,000	$1.25	100,000	$1.25
Granted	-	-	-	-
Exercised
Forfeited	(100,000)	1.25	-	-
Outstanding at end of year	-	$-	100,000	$1.25

Exercisable at end of year	-	$-	100,000	$1.25

NOTE 7 - NET INCOME PER SHARE

            The following table reconciles the weighted average shares outstanding for basic and diluted net income per share for the years ended June 30 as indicated.

	2009	2008
Net income (loss)	$(2,845,000)	$317,000
Basic net income per common share:
Weighted average number of common shares outstanding	9,710,755	9,736,429
Basic net income per common share	$(0.29)	$0.03

Diluted net income per share:
Weighted average of common shares outstanding	9,710,755	9,736,429
Effect of potentially dilutive securities (options)	-	169,761
Effect of potentially dilutive securities (restricted shares)	-	8,160
Effect of potentially dilutive securities (warrants)	-	10,000
Diluted weighted average number of common and shares	9,710,755	9,924,350
Diluted net income per common share	$(0.29)	$0.03

Potentially dilutive securities not included in the diluted loss per share calculation due to net losses from continuing operations and for options that have a strike price higher than the market price for our common stock (no intrinsic value) are as follows:

	2009	2008
Options to purchase common shares	835,793	945,503
Restricted Shares	50,993	101,986
Warrants to purchase common shares	-	59,993
Total potentially dilutive securities not included	886,786	1,107,482

NOTE 8 - MAJOR CUSTOMERS

We had two major customers (defined as a customer that represented greater than 10% of the Company’s total revenues) in the year ended June 30, 2009 and 2008.

		Year ended June 30,
	2009		2008
	Revenues	Accts. Rec.	Revenues	Accts. Rec.
Customer 1	$4,232,000	$513,000	$4,429,000	$408,000
Customer 2	$6,530,000	$730,000	$8,075,000	$621,000

 NOTE 9. - FAIR VALUE MEASUREMENTS

            Fair Value Measurements — Effective July 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157) for financial assets and liabilities measured at fair value on a recurring basis.  SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements.  In addition to expanding the disclosures surrounding fair value measurements, SFAS 157 indicates that fair value represents the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is determined based upon assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, SFAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

  Level 1 - Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access.

  Level 2 - Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.

  Level 3 - Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

In many cases, a valuation technique used to measure fair value includes inputs from multiple levels of the fair value hierarchy described above. The lowest level of significant input determines the placement of the entire fair value measurement in the hierarchy.

The following valuation methodology was used for the company’s assets to measure fair value at June 30, 2009:

Cash and cash equivalents:  The carrying value of cash and cash equivalents is considered to be representative of their fair values based on the short term nature of these instruments.  As such these investments are classified within level 1 of the valuation hierarchy.

The following fair value hierarchy table presents information about the company’s assets measured at fair value on a recurring basis as of June 30, 2009:

Description	Level 1	Level 2	Level 3	Total

Cash and cash equivalents	$1,124,000			$1,124,000

Total	$1,124,000	$-	$-	$1,124,000

NOTE 10. - INTANGIBLE ASSET IMPAIRMENT

In accordance with Statement of Financial Accounting Standards (“SFAS”), SFAS No. 144, “Accounting for the Impairment or Disposal for Long-Lived Assets” (“SFAS 144”) long-lived assets and intangible assets with definite lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment indicators include, among other conditions, cash flow deficits, historic or anticipated declines in revenue or operating profit and adverse legal or regulatory developments. If it is determined that such indicators are present and the review indicates that the assets will not be fully recoverable, based on undiscounted estimated cash flow over the remaining amortization periods, their carrying values are reduced to estimated fair market value. Estimated fair market value is determined primarily using the anticipated cash flow discounted at a rate commensurate with the risk involved. For the purposes of identifying and measuring impairment, long-lived assets are grouped with other assets and liabilities at the lowest level for which identifiable cash flow are largely independent of the cash flow of other assets and liabilities.”  Our standard annual impairment testing is done April 1 of each year.

We monitor current market conditions and review for potential triggering events quarterly to determine if there is a need for interim impairment testing. We did not determine that a triggering event for the Astromec and Micro Motors goodwill occurred in the past 12 months. We did however; determine that a triggering event occurred with the patent intangible asset.

In determining if a triggering event has occurred, we consider not only expectations for growth in the entire US economy, but also expectations for regional growth specific to our sales markets and specific to our industry and product lines.  While our operating units are influenced by changes in the general economic outlook of the United States, they are most heavily influenced by changes specific to the medical device industry.  Furthermore, the magnitude of economic changes within the industry is viewed alongside the outlooks and forecasts specific to the reporting units to obtain a better sense of the likelihood that goodwill may be impaired.  Declines within the industry’s outlook are reflected in the unit’s revenue projections.

We identify two reporting units for purposes of our annual goodwill impairment testing arising from its acquisitions of Micro Motors and Astromec.  In accordance with SFAS No. 142, goodwill is not amortized and is assessed annually for impairment (as of April 1) or whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable.  Our Carson City reporting unit corresponds to the operations resulting from the Astromec acquisition, while our Irvine reporting unit corresponds to the operations resulting from the Micro Motors acquisition.  Our intangible asset is related to the interosseous patents associated with the “Intraflow” acquisition.

Goodwill and Intangible assets are tested for impairment using a discounted cash flow analysis. The discounted cash flow analysis relies upon estimates of the entity’s future revenue and expenses to ultimately project the future cash flows resulting from the business activity of each entity. The projected future cash flows are discounted to present value at an appropriate discount rate.  An appropriate discount rate is reached by calculating the weighted average cost of capital “WACC,” which is determined by the assumptions underlying the Capital Asset Pricing Model “CAPM” and is considered to reflect the view of “Market Participants,” as required under SFAS 157. The inputs used in calculating the WACC are described below.

a.         The assumed capital structure is based upon the Company’s actual capital structure and debt to equity ratio at the time of analysis.

b.         The cost of debt is based on the Company’s actual contracted rates.

c.         The cost of equity is equal to the risk free rate represented by the 10 year Treasury note, plus the Company’s historical correlation to market movement “beta” times the historical equity risk premium, plus an additional small stock premium.

d.         In valuing the Company’s patents, an additional risk premium is added to reflect the increased risk inherent in intangible assets.

e.         Also in valuing the patents, an expected value calculation was performed that weighted the values of different scenarios based on their expected probability of occurrence.

We performed separate calculations to determine the sensitivity of our intangible asset impairment conclusions to increases in the assumed discount rates. In the case of Astromec, the goodwill impairment test is not failed until the discount rate is increased to 33 percent.  In the case of Micro Motors, the goodwill impairment test is not failed until the discount rate is increased to 240 percent.

Additionally, the material assumptions relied upon in the discounted cash flow analysis used to value the Company’s Intraflow patents are shown below.

a.         The patent is valued from the perspective of “Market Participants,” which are believed to possess sales and marketing expertise in the dental and medical device field.  Management’s financial analysis of the intangible asset was performed from the perspective of a potential acquirer and estimates what a Market Participant would be willing to pay for the asset.  This methodology is consistent with FAS 157 requirements for Fair Value estimates to be estimates of the price that would be received to sell an asset, or an “Exit Price.” In these scenarios, the patents’ value is based on the assumed greater distribution capabilities and lower incremental costs that would be held by Market Participants.

b.         The patent was also valued as a ongoing product line without any additional distribution partner or “Market Participant” value.

c.         A premium for the increased riskiness of intangible assets was included in the asset’s discount rate.

d.         We performed separate calculations to determine the sensitivity of the asset’s impairment conclusion to variances in sales growth, gross margin, and discount rate. Sales growth forecasts ranged from growth of 6 times to 12 times 2008 levels.

e.         There were transaction and/or start-up costs associated with the Market Participants valuation.

The material assumptions relied upon in the discounted cash flow analysis used to value the goodwill held in the Carson City reporting unit are shown below.

a.         Goodwill resulting from the Company’s acquisition of Astromec is tested for impairment under its Carson City motor manufacturing operations.

b.         Motor sales of existing products are assumed to decline as products age, but are more than replaced by revenue growth from new products and increased intercompany sales for medical hand piece products.

c.         The existing fixed cost structure of the motor manufacturing operations will be better absorbed by the higher forecasted volume of production, resulting in increased profit margins.

d.         In addition to the value of the goodwill held in the Carson City reporting unit as if it stands alone, an additional analysis is performed to estimate a value to Pro-Dex of having an in-house motor manufacturer for the medical device product line.  This captive capability enables development speed and focus, which produces revenue in other operating units.

e.         The value of the Carson City manufacturing operation is added to the value of the additional capability provided to Pro-Dex for the total value of the goodwill.

 The material assumptions relied upon in the discounted cash flow analysis used to value the goodwill held in the Micro Motors reporting unit are shown below.

a.         Goodwill resulting from the Company’s acquisition of Micro Motors is tested for impairment under its Irvine reporting unit, which houses the operations resulting from the base technology acquired from Micro Motors.

b.         Sales to existing customers are assumed to decline, but are more than replaced by revenue growth from new customers.

The existing fixed cost structure of the Irvine operations will be better absorbed by the higher forecasted volume of medical products, resulting in increased profit margins.

Given the company’s lack of a direct dental distribution channel, it has stopped actively promoting the product based on the intangible asset resulting from the purchase of certain assets from IntraVantage, Inc. in October 2005.  Any substantial future value therefore stems from the possibility that a company with a direct dental distribution channel (a “Market Participant”) might be interested in access to the technology through product purchases, licenses, acquisition, joint venture, or other means.  Given the current economic environment, the general lack of investment in new products, the limited number of Market Participants to whom this technology relates, the time and expense necessary to consummate a transaction, and other factors considered by management, there is also a significant possibility that no distribution partner will be found, resulting in effectively no value of the asset.  Given this change in circumstance, in accordance with FAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” management tested the carrying amount of the intangible asset for recoverability as of March 31, 2009.  The result of management’s analysis based on several scenarios (with varying probability of occurring) was that the asset’s expected value at that date was $150,000 and, accordingly a charge of $997,280 was taken in the fiscal 2009 third quarter.  The asset continued to amortize its remaining value over the remaining patent’s life.  As to June 30, 2009, the patent’s intangible carrying value was $147,000.  Management remains committed to optimizing the value of this technology for our shareholders, and will continue to pursue any opportunity to accomplish that end.

For the Astromec reporting unit’s impairment testing there was an assumption of decreased external sales growth compared to 2008, which was more than offset by an increased sales growth rate of motors for internal (Pro-Dex) use.  In addition to the value of the reporting unit as an internal supplier and stand alone business, the unit has additional strategic value by enabling Pro-Dex to gain additional customers under other reporting units that is considered in the valuation. It should be noted that the unit passes its goodwill impairment test without the inclusion of this additional “enablement” value.

For the Micro Motors reporting unit’s impairment testing, there was an assumption of a slower than historical sales growth rate than in the previous valuation.  The total 5 year growth rate in the 2008 valuation was equal to the historical 5 year growth rate of the Company, but the growth rate was reduced by 50% for the 2009 valuation. The reason for the reduced sales growth is the current and forecast near and medium term market conditions.  The effect of this sales growth decrease was to decrease the unit’s calculated value, but not to an extent that it fails the goodwill impairment test.  The computed reporting unit value exceeds the carrying value of the unit by more than 100 percent.

NOTE 11. SUBSEQUENT EVENTS

We have evaluated events or transactions that occurred after the balance sheet date of June 30, 2009 through September 16, 2009.  There were no subsequent events to recognize.

Item 1.  Index to Exhibits

Exhibit No.	Document

3.1	Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K filed April 23, 2008).
3.2	Bylaws (incorporated herein by reference to Exhibit 3.2 to the Company’s Form 8-K filed April 23, 2008).

10.1*	1994 Employees Stock Option Plan, as amended (incorporated herein by reference to Exhibit 10.22 to the Company’s Registration Statement on Form S-4 filed April 13, 1994).
10.2*	1994 Directors Stock Option Plan as amended (incorporated herein by reference to Exhibit 10.22 to the Company’s Registration Statement on Form S-4 filed April 13, 1994
10.3*	First Amended and Restated 2004 Stock Option Plan (incorporated herein by reference to Exhibit 4.0 to the Company’s Form S-8 filed March 9, 2008 ).
10.4*	2004 Directors Stock Option Plan (incorporated herein by reference to Exhibit 4.2 to the Company’s Form S-8 filed January 23, 2004).
10.5	Audit Committee Charter (incorporated herein by reference to Exhibit 10.26 to the Company’s Form 10-K filed October 1, 2002).
10.6	Asset Purchase Agreement, dated October 31, 2005 between IntraVantage, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed November 2, 2005).
10.7	Exclusive License Agreement, dated October 31, 2005, between Pro-Dex, Inc. and IntraVantage, Inc. (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed November 2, 2005).
10.8	Royalty Agreement, dated October 31, 2005, between Pro-Dex, Inc. and IntraVantage, Inc. (incorporated herein by reference to Exhibit 10.3 to the Company’s Form 8-K filed November 2, 2005).
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

10.13

Promissory Note, dated March 4, 2006, effective March 30, 2006, by Pro-Dex, Inc. in favor of Union Bank, National Association  (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed April 3, 2006).

10.14

Loan Agreement, dated March 4, 2006, effective March 30, 2006, by Pro-Dex, Inc. in favor of Union Bank, National Association (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed April 3, 2006).

10.15*	Employment Agreement with Mark Murphy dated August 14, 2006 (incorporated herein by reference to Exhibit 10.44 to the Company’s Form 10-K filed September 28, 2006).
10.16	Lease agreement with Irvine Business Properties, dated August 17, 2008 (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed August 23, 2008).
10.17*	Letter Agreement with Patrick Johnson dated October 18, 2006 (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed October 24, 2006).
10.18	Loan Amendment, dated April 9, 2009, between Pro-Dex, Inc. and Wells Fargo Bank, National Association (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed April 15, 2009).
10.19	Loan Amendment, dated June 30, 2009, between Pro-Dex, Inc. and Wells Fargo Bank, National Association (incorporated herein by reference to Exhibit 99.1 to the Company’s Form 8-K filed July 6, 2009).
21.1	List of Subsidiaries (incorporated herein by reference to Exhibit 21.1 to the Company’s Form 10-K filed September 28, 2008).
23.1 xx	Consent Letter of Moss Adams LLP.
31.1 xx	Certification of the Chief Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 xx	Certification of the Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32 xx	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

/ s / Mark P. Murphy	September 16, 2009
---------------------------------	------------------------------------
Mark P. Murphy	Date
President, Chief Executive Officer and Director
(Principal Executive Officer)

/ s / Jeffrey J. Ritchey	September 16, 2009
---------------------------------	-------------------------------------
Jeffrey J. Ritchey	Date
Treasurer, Chief Financial Officer & Secretary
(Principal Financial and Accounting Officer)

/ s / George J. Isaac --------------------------------- George J. Isaac	September 16, 2009 ----------------------------------------
Director	Date
/ s / William L. Healey --------------------------------- William L. Healey	September 16, 2009 ----------------------------------------
Director	Date
/ s / Michael J. Berthelot --------------------------------- Michael J. Berthelot	September 16, 2009 ----------------------------------------
Director	Date
/ s / David Holder --------------------------------- David Holder	September 16, 2009 ----------------------------------------
Director	Date

End of Filing