Form 10-Q
period 2009-09-30
PRO DEX INC
filed 2009-10-29
CIK 788920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-Q

[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2009

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

Registrant's telephone number: 949-769-3200

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.    Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company under  Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ] Accelerated filer [ ]  Non-accelerated filer [ ]  Smaller reporting company [ X ]

Indicate whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock outstanding as of the latest practicable date:  9,668,671 shares of Common Stock, no par value, as of October 28, 2009.

INDEX

Pro-Dex, Inc.

Item 1.      Financial Statements

PRO-DEX, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	9/30/2009 (Unaudited)	6/30/2009 (Audited)
ASSETS
Current assets:
Cash and cash equivalents	$1,378,000	$1,124,000
Accounts receivable, net of allowance for doubtful accounts
of $46,000 in 2010 and $52,000 in 2009	2,830,000	2,515,000
Other Current Receivables	49,000	16,000
Inventories	3,532,000	3,365,000
Prepaid expenses	146,000	117,000
Prepaid income taxes	117,000	118,000
Total current assets	8,052,000	7,255,000

Property, plant, equipment and leasehold improvements, net	5,846,000	5,981,000
Other assets:
Goodwill	2,997,000	2,997,000
Intangibles - Patents, net	144,000	147,000
Other	87,000	87,000
Total other assets	3,228,000	3,231,000

Total assets	$17,126,000	$16,467,000

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	1,402,000	827,000
Accrued expenses	1,354,000	1,394,000
Income taxes payable	54,000	53,000
Current Portion of T.I. Loan	400,000	400,000
Current portion of real estate loan	33,000	33,000
Total current liabilities	3,243,000	2,707,000

Long-term liabilities:
Notes Payable - T.I. Loan	1,267,000	1,367,000
Real estate loan	1,519,000	1,528,000
Deferred income taxes	173,000	171,000
Deferred rent	224,000	212,000
Total long-term liabilities	3,183,000	3,278,000

Total liabilities	6,426,000	5,985,000
Commitments and contingencies
Shareholders' equity:
Common shares; no par value; 50,000,000 shares authorized;
9,668,671 shares issued and outstanding Sept 30, 2009
9,668,671 shares issued and outstanding June 30, 2009	16,609,000	16,574,000
Accumulated deficit	(5,909,000)	(6,092,000)

Total shareholders' equity	10,700,000	10,482,000

Total liabilities and shareholders' equity	$17,126,000	$16,467,000
See notes to condensed consolidated financial statements.

PRO-DEX, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Three months ended September 30 (unaudited)

	2009	2008

Net sales	$5,633,000	$5,656,000

Cost of sales	3,759,000	3,902,000
Gross profit	1,874,000	1,754,000

Operating expenses:
Selling expenses	289,000	344,000
General and administrative expenses	727,000	835,000
Research and development costs	621,000	731,000
Total operating expenses	1,637,000	1,910,000

Income (loss) from operations	237,000	(156,000)

Other income (expense):
Royalty income	1,000	2,000
Interest expense	(51,000)	(61,000)
Total	(50,000)	(59,000)

Income (loss) before provision (benefit) for income taxes	187,000	(215,000)

Provision (benefit) for income taxes	4,000	(97,000)
Net income (loss)	$183,000	$(118,000)

Net income (loss) per share:
Basic	$0.02	$(0.01)
Diluted	$0.02	$(0.01)

Weighted average shares outstanding - basic	9,668,671	9,783,407
Weighted average shares outstanding - diluted	9,675,437	9,783,407

See notes to condensed consolidated financial statements.

PRO-DEX, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Three months ended September 30 (unaudited)

	2009	2008
Cash Flows from Operating Activities:
Net income (loss)	$183,000	$(118,000)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	185,000	222,000
(Recovery) of provision for doubtful accounts	(6,000)	(14,000)
Stock based compensation	35,000	42,000
(Decrease) in deferred taxes	-	(5,000)
Changes in:
(Increase) in accounts receivable	(343,000)	(122,000)
(Increase) Decrease in inventories	(167,000)	461,000
(Increase) in prepaid expenses	(29,000)	(50,000)
Decrease in other assets	-	5,000
Increase (decrease) in accounts payable and accrued expenses	547,000	(756,000)
Increase (decrease) in income taxes payable	4,000	(124,000)
Net Cash provided (used) by Operating Activities	409,000	(459,000)

Cash Flows From Investing Activities:
Purchases of equipment and leasehold improvements	(47,000)	(144,000)

Net Cash used in Investing Activities	(47,000)	(144,000)

Cash Flows from Financing Activities:
Net borrowing on line of credit	-	600,000
Principal payments on term note	-	(63,000)
Principal payments on TI Loan	(100,000)	-
Principal payments on mortgage	(8,000)	(7,000)
Stock repurchases	-	(60,000)

Net Cash (used) provided by Financing Activities	(108,000)	470,000

Net increase (decrease) in Cash and Cash Equivalents	254,000	(133,000)
Cash and Cash Equivalents, beginning of period	1,124,000	517,000

Cash and Cash Equivalents, end of period	$1,378,000	$384,000

Supplemental Information
Cash payments for interest	$52,000	$56,000

Cash payments for income taxes	$-	$-

See notes to condensed consolidated financial statements.

PRO-DEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.         BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Pro-Dex, Inc. (“we”, “us”, “our”, “Pro-Dex” or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-K. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the audited financial statements presented in our Annual Report for the fiscal year ended June 30, 2009.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results of operations for such interim periods are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2009.

NOTE 2.         INVENTORIES

      Inventories are stated at the lower of cost (the first-in, first-out method) or market and consist of the following:

	September 30, 2009	June 30, 2009
	(unaudited)	(audited)
Raw Materials	$1,591,000	$1,290,000
Work in process	750,000	867,000
Finished goods	1,191,000	1,208,000
Total inventories	$3,532,000	$3,365,000

NOTE 3.         WARRANTY

The warranty reserve is based on historical costs of warranty repairs and expected future identifiable warranty expenses.  As of September 30, 2009, within our accrued expenses, we carried a warranty reserve of $569,000, which was comprised of $28,000 for future warranty expenses related to medical products that have been received back from the field and are currently in the process of being repaired, $474,000 for future warranty expenses related to medical and aerospace products that are still in the field, and $67,000 for our legacy dental and industrial products.  Warranty expenses are reflected in the financial statements in cost of sales (“COS”).  The total warranty expense reflected in the COS for the quarter ended September 30, 2009 was $184,000.  The total warranty expense reflected in the COS for the quarter ended September 30, 2008 was $194,000.

Changes in our warranty accrual and (benefit)/expenses for the three months ended September 30, 2009 and 2008 are presented below (unaudited):

	Three months Ended September 30,
	2009	2008
Beginning Balance	$518,000	$861,000
Warranties issued during period	$162,000	$165,000
Adjustments to pre-existing warranties
due to assumption changes	$22,000	$29,000
Settlements (actual expenditures)	$(133,000)	$(177,000)
Ending Balance	$569,000	$878,000

The method of calculating the reserve remained the same as in previous periods, but by updating the estimates and assumptions for current repair cost and return profile data, the accrued warranty was increased by $22,000 in the quarter ended September 30, 2009 compared to an increase of $29,000 in the quarter ended September 30, 2008.

NOTE 4.         NET INCOME (LOSS) PER SHARE

            The following table reconciles the weighted average shares outstanding for basic and diluted net income per share for the periods indicated.

	Three Months Ended September 30,
	2009	2008
Net income (loss)	$183,000	$(118,000)
Basic net income (loss) per common share:
Weighted average number of common shares outstanding	9,668,671	9,783,407
Basic net income (loss) per common share	$0.02	$(0.01)

Diluted net income (loss) per share:
Weighted average of common shares outstanding	9,668,671	9,783,407
Effect of potentially dilutive securities (options)	6,766	-
Effect of potentially dilutive securities (restricted shares)	-	-
Effect of potentially dilutive securities (warrants)	-	-
Weighted average number of common and shares -
Diluted	9,675,437	9,783,407
Diluted net income (loss) per common share	$0.02	$(0.01)

Potentially dilutive securities not included in the diluted loss per share calculation due to net losses from continuing operations and for options that have a strike price higher than the market price for our common stock (no intrinsic value) are as follows (unaudited):

	Three Months Ended September 30,
	2009	2008
Options to purchase common shares	-	1,139,500
Restricted Shares	-	170,000
Warrants to purchase common shares	-	100,000
Total potentially dilutive securities due to net loss	-	1,409,500

Options to purchase common shares	873,000	-
Restricted Shares	85,000	-
Warrants to purchase common shares	-	-
Total potentially dilutive securities due to no intrinsic value	958,000	-

NOTE 5.         CREDIT FACILITIES

We have a credit facility with Wells Fargo and a mortgage with Union Bank.

Wells Fargo Credit Facility

As of September 30, 2009, the Wells Fargo credit facility had two components:

  a revolving Credit Line Note (“line of credit”) of up to $1,000,000 in borrowing availability, and a Five year Term Note (the “TI Loan”) with an initial balance of  $2,000,000, of which $1,666,667 was outstanding as of September 30, 2009.

If borrowings under the line of credit exceed $500,000, the maximum amount of borrowing is limited to the lesser of $1,000,000 or 70% of the eligible accounts receivable plus 40% of the eligible inventory.  Its terms require monthly interest payments at either (i) the prime rate of interest (3.25% at September 30, 2009) plus 1.50%, or (ii) three month LIBOR (0.287% at September 30, 2009) plus 2.50%, at our discretion, based on outstanding borrowings.  The line of credit expires on November 1, 2009.  We are charged an unused credit line fee of 0.25% per annum payable quarterly on the average balance of the line of credit that is not used.  There was no outstanding balance under the credit line as of September 30, 2009.  Therefore, the total eligible additional borrowing capacity under the line of credit as of September 30, 2009 was $1,000,000.

The TI Loan had an initial balance of $2,000,000.  The borrowings from this term commitment were used for construction of tenant improvements for our Irvine, California facility.  Its terms require monthly principal and interest payments over the 60-month life of the loan, based on outstanding borrowings.  The interest rate is fixed at 5.72% over the life of the loan.  There was a $1,666,667 outstanding balance under the TI Loan as of September 30, 2009.

All assets of the Company except our Carson City land and building secure the outstanding borrowings under the Wells Fargo credit facility.

Union Bank Mortgage

In March 2006, we entered into a ten-year mortgage with Union Bank for $1,650,000.  The principal balance of the mortgage bears interest at a fixed annual rate of 6.73%.  Payments on the mortgage are $11,379 per month (based on a 25 year amortization), with the balance of $1,291,666 in principal due on April 1, 2016.  The mortgage is secured by our Carson City land and building.  There was $1,552,331 in principal outstanding under the mortgage as of September 30, 2009.

There are certain financial and non-financial covenants that the Company must meet to be in compliance with the terms of the Wells Fargo credit facility and mortgage with Union Bank.  As of the quarter ended September 30, 2009, we were in compliance with the Wells Fargo and Union Bank covenants.

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

            Significant management judgment is required in determining our provision for income taxes and the recoverability of our deferred tax asset.  Such determination is based primarily on our historical taxable income, with some consideration given to our estimates of future taxable income by jurisdictions in which we operate and the period over which our deferred tax assets will be recoverable.  Due to cumulative taxable losses during the past three years, we recorded $2,241,000 valuation allowance against our deferred tax assets in the year ended June 30, 2009.  As of September 30, 2009, the valuation allowance against our deferred tax assets was approximately $2,206,000.

As of September 30, 2009, pursuant to FASB ASC 740-10-25-6 (formerly FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes"), we have accrued $54,000 of uncertain tax positions related to state income tax matters that would reduce the Company’s income tax expense if recognized and would result in a corresponding decrease in the Company’s effective tax rate.

During the quarter ended September 30, 2008, the Internal Revenue Service settled its audit of our federal income tax returns for the fiscal years ended June 30, 2004 through June 30, 2006.  This settlement resulted in the reversal of $41,000 of unrecognized tax benefits associated with Section 263A costs we reported, which reduced our tax expense by $6,000.  During the quarter ended March 31, 2009, we filed amended state returns for the fiscal years ended June 30, 2004 through June 30, 2006 to report the related changes to the Section 263A costs.  The filing of the amended state tax returns resulted in the reversal of $9,000 of unrecognized tax benefits associated with the Section 263A costs we reported, which reduced our tax expense by $1,000.  Our remaining liability for uncertain tax positions, related to the fiscal years ended June 30, 2005 through June 30, 2009 is $54,000 as of September 30, 2009.  We have not identified any new unrecognized tax benefits.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (unaudited)::

Balance at July 1, 2009	$ 54,000
Additions based on tax positions related to the current year	0
Additions for tax positions of prior years	0
Reductions for tax positions of prior years	0
Settlements	0
------------
Balance at September 30, 2009	$ 54,000

We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of September 30, 2009, we had approximately $13,000 in accrued interest and penalties which is included as a component of the $54,000 unrecognized tax benefit noted above. The liability for the payment of interest and penalties has increased by approximately $500 for the three months ended September 30, 2009.

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

NOTE 7.         SHARE-BASED COMPENSATION

Share-based compensation expense pursuant to FASB ASC 718-10-10-2 (formerly SFAS 123(R)) for the three months ended September 30, 2009 and 2008 was $35,000 and $42,000, respectively, which was related to stock options and restricted stock grants.  Share-based compensation expense reduced our results of operations as shown:

	Three months ended September 30,
	(unaudited)
	2009	2008
Share-based compensation expense recognized:
General and administrative, options	6,000	$13,000
General and administrative, restricted stock	29,000	29,000
Subtotal expense	35,000	42,000
Related deferred tax benefit	-	(12,000)
Decrease in net income	35,000	$30,000

Decrease in basic earnings per share	$0.00	$0.00
Decrease in diluted earnings per share	$0.00	$0.00

As of September 30, 2009, there was $42,000 of total unrecognized compensation cost related to 77,250 non-vested outstanding stock options with a per share weighted average value of $1.00.  The unrecognized expense is anticipated to be recognized on a straight-line basis over a weighted average period of 0.8 years.  The following is a summary of stock option activity in the three months ending September 30, 2009 and 2008 (unaudited):

	2009		2008
		Weighted- Average		Weighted- Average
Fixed Options	Shares	Exercise Price	Shares	Exercise Price
Outstanding at beginning of fiscal year (7/1)	933,000	$1.42	1,109,500	$1.58
Granted	15,000	0.45	30,000	0.96
Exercised	-	-	-	-
Forfeited	-	-	-	-
Outstanding at end of period (9/30)	948,000	$1.40	1,139,500	$1.58

Exercisable at end of period (9/30)	870,750	$1.42	992,750	$1.60

Weighted-average fair value per
Option granted during the period		$0.19		$0.45

The intrinsic value indicated in the table below is based on the closing stock price at September 30, 2009 of $0.59 per common share.  The following table summarizes information regarding options outstanding and options exercisable at September 30, 2009 (unaudited):

		Options Outstanding			Options Exercisable
		Weighted- Average	Weighted- Average	Aggregate		Weighted- Average	Aggregate
Range of	Number	Remaining	Exercise	Intrinsic	Number	Exercise	Intrinsic
Exercise Price	Outstanding	Contractual Life	Price	Value	Outstanding	Price	Value
$0.42 to $0.81	311,000	4.1 years	$0.65	$19,200	290,000	$0.67	$16,500
$1.00 to $1.56	357,000	4.7 years	1.33	$-	307,000	1.31	$-
$1.74 to $2.18	190,000	1.9 years	2.07	$-	190,000	2.07	$-
$2.44 to $3.30	90,000	5.8 years	2.89	$-	83,750	2.91	$-
Total	948,000	4.1 years	$1.40	$19,200	870,750	$1.46	$16,500

Restricted Stock

The following is a summary of restricted share activity in the three months ending September 30, 2009 and 2008, respectively (unaudited):

	2009		2008
		Weighted- Average		Weighted- Average
Restricted shares	Shares	Exercise Price	Shares	Exercise Price
Outstanding at beginning of fiscal year (7/1)	85,000	$1.38	170,000	$1.38
Granted	-	-	-	-
Vested	-	$-	-	$-
Forfeited	-	-	-	-
Outstanding at end of period (9/30)	85,000	$1.38	170,000	$1.38

Exercisable at end of period (9/30)	-	$-	-	$1.38

As of September 30, 2009, there was $48,875 of total unrecognized compensation cost related to 85,000 non-vested outstanding restricted shares with a per share weighted average value of $1.38.  The unrecognized expense is anticipated to be recognized on a straight-line basis over a weighted average period of 0.4 years.

NOTE 8.         MAJOR CUSTOMERS

We had two major customers (defined as a customer that represents greater than 10% of our total revenues) in the three months ended September 30, 2009 and 2008.

	Three months ended Septmeber 30 (unaudited),
	2009		2008
	Revenues	Accts. Rec.	Revenues	Accts. Rec.
Customer 1	$1,050,000	$508,000	$1,046,000	$409,000
Customer 2	$2,522,000	$1,130,000	$1,408,000	$978,000

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

NOTE 10.       FAIR VALUE MEASUREMENTS

            Fair Value Measurements — Effective July 1, 2008, the Company adopted FASB ASC 820-10-35-19 (formerly Statement of Financial Accounting Standards No. 157, “Fair Value Measurements”) for financial assets and liabilities measured at fair value on a recurring basis.  ASC 820-10-35-19 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements.  In addition to expanding the disclosures surrounding fair value measurements, ASC 820-10-35-19 indicates that fair value represents the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is determined based upon assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, ASC 820-10-35-19 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

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

The following valuation methodology was used for the Company’s assets to measure fair value at September 30, 2009:

Cash and cash equivalents:  The carrying value of cash and cash equivalents is considered to be representative of their fair values based on the short term nature of these instruments.  As such these investments are classified within level 1 of the valuation hierarchy.

Goodwill and intangible assets:  The carrying value of these assets is based on valuations based on inputs that are unobservable and significant to the overall fair value measurement.  As such these investments are classified within level 3 of the valuation hierarchy.

Although the methods above may produce a fair value calculation that may not be indicative of the net realizable value or reflective of future fair values, the company believes its valuation methods are appropriate.

The use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.

The following fair value hierarchy table presents information about the company’s assets measured at fair value on a recurring basis as of September 30, 2009:

Description	Level 1	Level 2	Level 3	Total

Cash and cash equivalents	$1,378,000			$1,378,000

Goodwill			$2,997,000	$2,997,000

Intangibles - Patents			$144,000	$144,000

Total	$1,378,000	$-	$3,141,000	$4,519,000

The following table presents a summary of changes in the fair value of the company’s level 3 assets for the three months ended September 30, 2009:

Carrying Value
	6/30/2009	Amortization	9/30/2009
Goodwill	$ 2,997,000	$ -	$ 2,997,000
Intangibles - Patents	$ 147,000	$ (3,000)	$ 144,000
Total	$ 3,144,000	$ (3,000)	$ 3,141,000

NOTE 11. SUBSEQUENT EVENTS

We have evaluated events or transactions that occurred after the balance sheet date of September 30, 2009 through October 29, 2009, which is the date the financial statements were issued.  There were no subsequent events identified that required adjustment to the financial statements.

On October 27, 2009, we entered into an agreement to extend the Credit Agreement and Revolving Line of Credit Note through November 1, 2010.  The terms of the note remained the same except the unused line fee was increased from 0.25% to 1.5% beginning November 1, 2009.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

COMPANY OVERVIEW

The following discussion and analysis provides information that our management believes is relevant to an assessment and understanding of our results of operations and financial condition for each of the three month periods ended September 30, 2009 and 2008, respectively.  This discussion should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included elsewhere in this Report. This Report contains certain forward-looking statements and information.  The cautionary statements included herein should be read as being applicable to all related forward-looking statements wherever they may appear.  Our actual future results could differ materially from those discussed herein.  Our critical accounting policies relate to inventory valuation for slow moving items, impairment of goodwill, warranty reserves, and recoverability of deferred income taxes.

Except for the historical information contained herein, the matters discussed in this Quarterly Report on Form 10-Q, including discussions of our product development plans, business strategies and market factors influencing our results, are forward-looking statements that involve certain risks and uncertainties. Actual results may differ from those anticipated by us as a result of various factors, both foreseen and unforeseen, including, but not limited to, our ability to continue to develop new products and increase systems sales in markets characterized by rapid technological evolution, consolidation within our target marketplace and among our competitors, and competition from larger, better capitalized competitors.  Many other economic, competitive, governmental and technological factors could impact our ability to achieve our goals.  Interested persons are urged to review the risks described herein, as well as in our other public disclosures and filings with the Securities and Exchange Commission.  We refer you to the risk factors and cautionary language contained in our reports filed with the Securities and Exchange Commission from time to time, including, but not limited to, those risks and uncertainties which may be listed in our Annual Report on Form 10-K.

Pro-Dex, Inc. (“Company,” “Pro-Dex,” “we,” “our,”, “us”), with operations in Irvine, California, Beaverton, Oregon and Carson City, Nevada, provides power and control products used in medical, aerospace, military, research and industrial applications.  Experience in multi-axis motion control, fractional horsepower motors and rotary drive systems allows us to develop products that require high precision in harsh environments.

Pro-Dex's products are found in hospitals, dental offices, medical engineering labs, commercial and military aircraft, scientific research facilities and high tech manufacturing operations around the world.  The names of Micro Motors, Oregon Micro Systems, and Astromec are used for marketing purposes as brand names.

Pro-Dex’s principal headquarters are located at 2361 McGaw Avenue, Irvine, California 92614 and our phone number is 949-769-3200.  Our Internet address is www.pro-dex.com .  Our annual reports on Form 10-K quarterly reports on Form 10-Q, current reports on Form 8-K, amendments to those reports and other Securities and Exchange Commission (“SEC”) filings, are available free of charge through our website as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC.  In addition, our Code of Ethics and other corporate governance documents may be found on our website at the Internet address set forth above.  Our filings with the SEC may also be read and copied at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549.  You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov and company specific information at www.sec.gov /edgar/searchedgar/companysearch.html.

Critical Accounting Estimates and Judgments

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”).  The preparation of our financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures.  We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates.  The significant accounting policies that are believed to be the most critical to fully understanding and evaluating our reported financial results include revenue recognition, warranty reserve, inventory valuations for slow moving items, impairment of goodwill, and the recovery of deferred income tax assets.

            We recognize sales and associated cost of sales, upon shipment, FOB origin.  There have been minimal returns for credit, so no reserve for product returns has been established.

            Inventory

            We determine our inventory value at the lower of cost (first-in, first-out method) or market value.   We determine a reduced market value of our inventory based on the age of inventory on hand.  We define “aging of inventory” as inventory that exceeds an estimated 12 months of usage and exceeds orders on hand.

            Accounts Receivable

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

Goodwill

The Company identifies two reporting units for purposes of its annual goodwill impairment testing, based on the ASC 350-10-05-5 (formerly SFAS No. 142) requirements arising from its acquisitions of Micro Motors and Astromec. The Company’s Carson City reporting unit corresponds to the operations resulting from the Astromec acquisition, while its Irvine reporting unit corresponds to the operations resulting from the Micro Motors acquisition.

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

Property, Plant, Equipment & Leasehold Improvements, Net

            Property, plant and equipment is recorded at cost and consists of the following:

	9/30/2009	6/30/2009
	Unaudited	Audited
Land	$757,000	$757,000
Building	$1,470,000	$1,470,000
Leasehold Improvements	$2,284,000	$2,283,000
Equipment	$6,666,000	$6,620,000
Total	$11,177,000	$11,130,000
Accumulated Depreciation	$(5,331,000)	$(5,149,000)
Total property, pland & equipment, net	$5,846,000	$5,981,000

Depreciation is provided using the straight-line method over the estimated useful lives of the assets as follows: Building - 39 years, equipment - 3 to10 years; and leasehold improvements are depreciated over the shorter of the term of the lease or their estimated useful lives.

Stock-Based Compensation

We are subject to FASB ASC 718-10-10-10 (formerly Statement of Financial Accounting Standards (“SFAS”) No. 123 (R) Accounting for Stock-Based Compensation as revised December 2004.)  This standard establishes the accounting standards for equity compensation, and applies to us in the recognition of the cost of stock options awarded based on the grant-date fair value of those awards.

            Income Taxes

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

           Significant management judgment is required in determining our provision for income taxes and the recoverability of our deferred tax asset.  Such determination is based primarily on our historical taxable income, with some consideration given to our estimates of future taxable income by jurisdictions in which we operate and the period over which our deferred tax assets will be recoverable.  We carry a valuation allowance against our deferred tax assets and changes in this allowance are reflected through income tax expense.

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

Our revenue is derived from five main customer types.  The proportion of total sales (including repair sales) to each customer type and sales by location are noted in the tables below (unaudited):

	Three months Ended September 30,
Sales by customer type ($'000)	2009		2008
Dental	$592	11%	$774	14%
Medical	3,890	69%	3,072	54%
Industrial	489	9%	1,005	18%
Aerospace	613	11%	767	14%
Government and other	49	1%	38	1%
Total Sales	$5,633	100%	$5,656	100%

The majority of the Irvine-based sales include medical products that utilize proprietary designs developed by us under exclusive design and supply agreements.  Our dental products are primarily sold to original equipment manufacturers and dental product distributors.  In Beaverton, we design and manufacture embedded multi-axis motion controllers used to regulate the motion of servo and stepper motors, predominantly for the factory automation, scientific research, and medical analysis equipment industries.  Our Carson City products include high reliability fractional horsepower DC motors designed for harsh environments, primarily for the aerospace and medical markets.

We hold the following three independently verified certifications: ISO 9001:2000, ISO 13485 revised 1998, and Medical Device Directive 93\42\EEC Annex II company.

At the present time, we are generally able to fill orders within sixty days.  At September 30, 2009, we had a backlog, including orders for delivery beyond sixty days, of $8.1 million compared with a backlog of $8.0 million at September 30, 2008 and $9.9 million at June 30, 2009.  We expect to ship most of our backlog in fiscal year 2010 and the remainder in fiscal years 2011 and 2012.  The backlog compared to September 30, 2008 is relatively flat and is down compared to June 30, 2009 due to normal fluctuations in the timing of receipt and shipment of orders.  We do not typically experience seasonal fluctuations in our new order bookings, but may experience variability in such bookings due to the timing of major new product launches.  Similarly, we do not typically experience seasonal fluctuations in our shipments and revenues.

RESULTS OF OPERATIONS

For the Three-Month periods ended September 30, 2009 and 2008

            The following table sets forth the percentage of net revenues represented by each item in our Consolidated Statements of Operations.

	Three Months Ended September 30, (unaudited)
(in thousands)	2009		2008
Net sales:	$5,633	100%	$5,656	100%
Cost of sales	3,759	67%	3,902	69%
Gross Profit	1,874	33%	1,754	31%

Selling, general and administrative expenses	1,016	18%	1,179	21%
Research and development costs	621	11%	731	13%
Income from Operations	237	4%	(156)	-3%

Net interest and other expense	50	1%	59	1%

Earnings before provision for income taxes	187	3%	(215)	-4%

Provision for income taxes	4	0%	(97)	-2%
Net income	$183	3%	$(118)	-2%

Net Sales.  Consolidated sales decreased $23,000 from $5,656,000 to $5,633,000 for the quarter ended September 30, 2009 compared to the quarter ended September 30, 2008.  The decrease was primarily due to a reduction in dental sales and a substantial decrease in industrial motion control sales as that industry has been severely negatively impacted by the current economic climate.  The offsetting increase in medical sales was due to the increased volume to a single medical customer as their volume returned to their historic average.

Although selective price increases and decreases were implemented in response to market conditions, the majority of the sales changes for each product line are due primarily to changes in sales volume, not the effect of price changes.

Gross Profit.  Our consolidated gross profit for the quarter ended September 30, 2009 increased $120,000 or 7% compared to the same quarter in the previous year.  Gross profit as a percentage of sales was 2% higher at 33% for the quarter ended September 30, 2009 compared to 31% for the quarter ended September 30, 2008. Net gross profit margins were higher than the same quarter in the previous year due to a favorable sales mix that included a higher proportion of high margin medical products and fewer lower margin dental products.  The margin benefit of the medical products was offset slightly by minor reductions in the industrial motion control sales.  Gross profit and gross profit as a percentage of sales were as follows (unaudited):

	Three Months Ended September 30,
	2009	2008	Increase
Gross Profit	$1,874,000	$1,754,000	7%
Gross Profit Percentage of Sales	33%	31%

Selling, General and Administrative Costs (S, G&A).  Consolidated S, G&A costs decreased $164,000 or 14% to $1,016,000 for the quarter ended September 30, 2009 from $1,180,000 for the quarter ended September 30, 2008.  The $55,000 decrease in selling cost is mainly due to lower advertising product promotion and trade show fees. Operational general and administrative costs were lower by $109,000 due to $45,000 in lower labor and related expenses, $30,000 in decreased expense relating to Sarbanes Oxley compliance and $22,000 in lower amortization expense related to the write down of the Intra-Flow intangible patent asset .  .

As a percentage of sales, S, G&A expenses decreased to 18% from 21% of sales for the three months ended September 30, 2009 and 2008 respectively.  S, G&A costs were as follows (unaudited):

	Three Months Ended September 30,
	2009	2008	Decrease
Selling	$289,000	$344,000	(16%)
General and administrative	$727,000	$836,000	(13%)
Total Sales General & Administrative	$1,016,000	$1,180,000	(14%)
Sales General & Administrative Percentage of Sales	18%	21%

Research and Development (R&D) Costs.  Research and development cost decreased $110,000 to $621,000 for the quarter ended September 30, 2009 from $731,000 for the quarter ended September 30, 2008, a decrease of 15%.  The decrease was due mainly to $99,000 in lower labor and related costs and $9,000 in reduced small motor development costs.  Research and development costs were as follows (unaudited):

	Three Months Ended September 30,
	2009	2008	Decrease
Research and Development costs	$621,000	$731,000	(15%)
Research & Development as a Percentage of Sales	11%	13%

Operating Profit (loss).  Our resulting consolidated operating profit for the quarter ended September 30, 2009 increased to $237,000 compared to an operating loss of $156,000 for the same quarter in the previous year.  The increase in operating profit was due to a better mix of higher margin revenue and, as previously described, lower S, G&A and R&D expenses.  Operating profit as a percentage of sales increased to 4% for the quarter ended September 30, 2009 compared to -3% for the quarter ended September 30, 2008.  Operating profit and margin were as follows (unaudited):

Three Months Ended September 30,
	2009	2008	Increase
Operating Profit (Loss)	$237,000	$(156,000)	N/A
Operating Profit (Loss) as a Percentage of Sales	4%	-3%

Royalties and Other Income.  We earned and received $1,000 royalty income in the quarter ended September 30, 2009, compared to $1,600 in royalty income in the same period during the prior year.  We had no “Other Income” in either period.

Net Interest Expense.  Net interest expense for the quarter ended September 30, 2009 was $51,000 compared to $61,000 in the quarter ended September 30, 2008 due to the lower debt levels.

Income Tax Provision. Our estimated effective combined federal and state tax rate on income from operations for the quarter ended September 30, 2009 resulted in a 2% provision of earnings before tax compared to a 45% credit of earnings before tax for the quarter ended September 30, 2008.  The difference in the 2009 rate is due to the reduction of the deferred tax asset valuation allowance previously against our current and long term deferred tax assets. The deferred tax valuation allowance is more fully described in Note 6 of the accompanying Unaudited Condensed Consolidated Financial Statements, Income Taxes.

Net Income/(Loss).  Our net income for the three months ended September 30, 2009 was $183,000 or $0.02 per share on a basic and diluted basis, as compared to net loss of $118,000 or $0.01 per share for the three months ended September 30, 2008.

Liquidity and Capital Resources

	As of September 30,		As of
	2009	2008	June 30, 2009
	(Unaudited)	(Unaudited)	(Audited)
Cash and cash equivalents	$1,378,000	$384,000	$1,124,000
Working Capital¹	$4,810,000	$4,544,000	$4,548,000
Credit Line outstanding balance	$0	$2,600,000	$0
Net Debt³	$1,840,000	$4,087,000	$2,204,000
Tangible book value/common share²	$0.78	$0.92	$0.76
Number of days of sales outstanding (DSO) in
accounts receivable at end of quarter[4]	46	51	41

The following table presents selected financial information as of the end of the first quarter of fiscal 2009 and 2008, respectively, as well as of the year ended June 30, 2009:

1 Working Capital = Ending Current Assets less Ending Current Liabilities.

2 Tangible book value/common share = (Total shareholders’ equity – Net intangible asset (patents) - Goodwill) / (basic outstanding shares).

3 Net Debt = Total Ending Long Term plus Current Portion of Debt plus Credit Line less Cash

4 DSO = Ending Net Accounts Receivable balance / (Previous Quarter Sales / 91).

Our working capital at September 30, 2009 increased to $4.8 million compared to $4.5 million at September 30, 2008 and was $0.3 million higher than the $4.5 million at June 30, 2009.  Cash flow provided by operations was $409,000 in the three months ended September 30, 2009 compared to a cash flow used by operations of $459,000 for the three months ended September 30, 2008.  The increase in working capital and operating cash flow was due to an increase in payables and accrued expenses within our normal payment processing cycle.

At September 30, 2009, we had cash and cash equivalents of $1,378,000.  We believe that our cash and cash equivalents on hand, together with cash flows from operations, if any, and amounts available, if any, under our credit facilities will be sufficient to meet our working capital and capital expenditure requirements for the next twelve months.

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

As of September 30, 2009, we had a credit facility with Wells Fargo comprised of two components:

  a revolving Credit Line Note (“line of credit”) of up to $1,000,000 in borrowing availability, and a Five year Term Note (the “TI Loan”) with an initial balance of  $2,000,000, of which $1,666,667 was outstanding as of September 30, 2009.

The line of credit borrowing availability is a maximum of $1,000,000.  If borrowings under the line of credit exceed $500,000, the maximum amount of borrowing is limited to 70% of the eligible accounts receivable plus 40% of the eligible inventory.  Its terms require monthly interest payments at either (i) the prime rate of interest (3.25% at September 30, 2009) plus 1.50%, or (ii) three month LIBOR (0.287% at September 30, 2009) plus 2.50%, at our discretion, based on outstanding borrowings.  The line of credit expires on November 1, 2009.  We are charged an unused credit line fee of 0.25% per annum payable quarterly on the average balance of the line of credit that is not used.  There was no outstanding balance under the credit line as of September 30, 2009 and there continues to be no borrowing under such credit line as of October 16, 2009.  Therefore, the total eligible additional borrowing capacity under the line of credit as of September 30, 2009 was $1,000,000 and as of October 16, 2009 is $1,000,000.

The TI Loan had an initial balance of $2,000,000.  The borrowings from this term commitment were used for construction of tenant improvements for our Irvine, California facility.  Its terms require monthly principal and interest payments over the 60 month life of the loan, based on outstanding borrowings.  The interest rate is fixed at 5.72% over the life of the loan.  There was a $1,666,667 outstanding balance under the TI Loan as of September 30, 2009.

All assets of the Company except our Carson City land and building secure the outstanding borrowings under the Wells Fargo credit facility.

In March 2006, we entered into a ten year mortgage with Union Bank for $1,650,000.  The principal balance of the mortgage bears interest at a fixed annual rate of 6.73%.  Payments on the mortgage are $11,379 per month (based on a 25 year amortization), with the balance of $1,291,666 in principal due on April 1, 2016.  The mortgage is secured by our Carson City land and building.  There was $1,552,331 in principal outstanding under the mortgage as of September 30, 2009.

There are certain financial and non-financial covenants that the Company must meet to be in compliance with the terms of the Wells Fargo credit facility and mortgage with Union Bank.  As of the quarter ended September 30, 2009, we were in compliance with the Wells Fargo and Union Bank covenants.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4T. Controls and Procedures

  The Chief Executive Officer and Chief Financial Officer (the principal executive officer and principal financial officer, respectively) conducted an evaluation of the design and operation of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)).  Based on that evaluation for the quarter ended September 30, 2009, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective.

During the quarter ended September 30, 2009, there were no direct changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A.  Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for our fiscal year ended June 30, 2009 and in our subsequent quarterly reports on Form 10-Q.  The risks discussed in our Annual Report on Form 10-K and in our subsequent quarterly reports on Form 10-Q could materially affect our business, financial condition and future results. The risks described in our Annual Report on Form 10-K and in our subsequent quarterly reports on Form 10-Q are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submissions of Matters to a Vote of Securities Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibits:

	10.1	Revolving Line of Credit Note and Amendment 5 to the existing credit agreement with Wells Fargo Bank, National Association dated November 1, 2010.

	31.1	Certifications of Chief Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	31.2	Certifications of Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	32	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 29, 2009 PRO-DEX INC.	Date: October 29, 2009 PRO-DEX INC.
By: / s / Mark Murphy	By: / s / Jeffrey J. Ritchey

Mark Murphy	Jeffrey J. Ritchey
Chief Executive Officer	Secretary and Chief Financial Officer (Principal Financial and Accounting Officer)

End of Filing