Form 10-Q
period 2009-12-31
PRO DEX INC
filed 2010-02-04
CIK 788920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 2009

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

Yes [  ] No [X]

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock as of the latest practicable date:  9,668,671shares of Common Stock, no par value, as of February 4, 2010.

INDEX

Pro-Dex, Inc.

Item 1.      Financial Statements

PRO-DEX, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
	12/31/2009	6/30/2009
ASSETS
Current assets:
Cash and cash equivalents	$1,790,000	$1,124,000
Accounts receivable, net of allowance for doubtful accounts
of $57,000 at 12/31/09 and $52,000 at 6/30/09	2,300,000	2,515,000
Other Current Receivables	-	16,000
Inventories	3,216,000	3,365,000
Prepaid expenses	302,000	117,000
Prepaid income taxes	-	118,000
Deferred income taxes	643,000	-
Total current assets	8,251,000	7,255,000

Property, plant, equipment and leasehold improvements, net	5,706,000	5,981,000
Other assets:
Goodwill	2,997,000	2,997,000
Intangibles - Patents, net	-	147,000
Other	87,000	87,000
Total other assets	3,084,000	3,231,000
Total assets	$17,041,000	$16,467,000

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$568,000	$827,000
Accrued expenses	1,561,000	1,394,000
Income taxes payable	64,000	53,000
Current Portion of T.I. Loan	400,000	400,000
Current portion of real estate loan	34,000	33,000
Total current liabilities	2,627,000	2,707,000

Long-term liabilities:
Notes Payable - T.I. Loan	1,167,000	1,367,000
Real estate loan	1,511,000	1,528,000
Deferred income taxes	184,000	171,000
Deferred rent	236,000	212,000
Total long-term liabilities	3,098,000	3,278,000
Total liabilities	5,725,000	5,985,000
Commitments and contingencies
Shareholders' equity:
Common shares; no par value; 50,000,000 shares authorized;
9,668,671 shares issued and outstanding Dec 31, 2009
9,668,671 shares issued and outstanding June 30, 2009	16,645,000	16,574,000
Accumulated deficit	(5,329,000)	(6,092,000)

Total shareholders' equity	11,316,000	10,482,000

Total liabilities and shareholders' equity	$17,041,000	$16,467,000
See notes to condensed consolidated financial statements.

PRO-DEX, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Three months ended December 31 (unaudited)

	2009	2008

Net sales	$5,696,000	$5,237,000

Cost of sales	3,696,000	3,305,000
Gross profit	2,000,000	1,932,000

Operating expenses:
Selling expense	353,000	329,000
General and administrative expenses	799,000	833,000
Impairment of intangible asset	140,000	-
Research and development costs	576,000	677,000
Total operating expenses	1,868,000	1,839,000

Income from operations	132,000	93,000

Other income (expense):
Royalty income	2,000	8,000
Interest expense	(53,000)	(60,000)
Total	(51,000)	(52,000)

Income before (benefit) for income taxes	81,000	41,000

(Benefit) for income taxes	(499,000)	(40,000)

Net income	$580,000	$81,000

Net income per share:
Basic	$0.06	$0.01
Diluted	$0.06	$0.01

Weighted average shares outstanding - basic	9,668,671	9,698,913
Weighted average shares outstanding - diluted	9,695,518	9,714,917

See notes to condensed consolidated financial statements.

PRO-DEX, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Six months ended December 31 (unaudited)

	2009	2008

Net sales	$11,329,000	$10,893,000

Cost of sales	7,456,000	7,206,000
Gross profit	3,873,000	3,687,000

Operating expenses:
Selling expense	641,000	673,000
General and administrative expenses	1,526,000	1,681,000
Impairment of intangible asset	140,000	-
Research and development costs	1,197,000	1,396,000
Total operating expenses	3,504,000	3,750,000

Income (loss) from operations	369,000	(63,000)

Other income (expense):
Royalty income	3,000	9,000
Interest expense	(103,000)	(121,000)
Total	(100,000)	(112,000)

Income before (benefit) for income taxes	269,000	(175,000)

Provision (Benefit) for income taxes	(494,000)	(138,000)

Net Income (loss)	$763,000	$(37,000)

Net income (loss) per share:
Basic	$0.08	$(0.00)
Diluted	$0.08	$(0.00)

Weighted average shares outstanding - basic	9,668,671	9,741,160
Weighted average shares outstanding - diluted	9,686,331	9,741,160

See notes to condensed consolidated financial statements.

PRO-DEX, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Six months ended December 31 (unaudited)

	2009	2008
Cash Flows from Operating Activities:
Net Income (loss)	$763,000	$(37,000)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	371,000	417,000
Impairment of intangible asset	140,000	-
Stock based compensation	71,000	86,000
Provision for (Recovery of) doubtful accounts	5,000	(5,000)
(Decrease) in deferred tax allowance	(525,000)	(7,000)
Changes in:
Decrease in accounts receivable	226,000	362,000
Decrease in inventories	148,000	1,095,000
(Increase) Decrease in prepaid expenses	(185,000)	43,000
(Increase) in other assets	-	(17,000)
(Decrease) in accounts payable and accrued expenses	(68,000)	(1,887,000)
(Decrease) in income taxes payable	25,000	(106,000)
Net Cash provided (used) by Operating Activities	971,000	(56,000)

Cash Flows From Investing Activities:
Purchases of equipment and leasehold improvements	(90,000)	(180,000)

Net Cash used in Investing Activities	(90,000)	(180,000)

Cash Flows from Financing Activities:
Net (payments) on line of credit	-	(1,600,000)
Principal (payments) on term note	-	(125,000)
Principal (payments) borrowing on TI Loan	(200,000)	1,967,000
Principal (payments) on mortgage	(16,000)	(16,000)
Stock repurchases	-	(101,000)

Net Cash (used) provided by Financing Activities	(216,000)	125,000

Net increase (decrease) in Cash and Cash Equivalents	665,000	(111,000)
Cash and Cash Equivalents, beginning of period	1,125,000	517,000

Cash and Cash Equivalents, end of period	$1,790,000	$406,000

Supplemental Information
Cash payments for interest	$105,000	$117,000

Cash payments for income taxes	$6,000	$-

See notes to condensed consolidated financial statements.

PRO-DEX, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.         BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Pro-Dex, Inc. (“we”, “us”, “our”, “Pro-Dex” or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-K. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the audited financial statements presented in our Annual Report on Form 10-K for the fiscal year ended June 30, 2009.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results of operations for such interim periods are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2009.

NOTE 2.         INVENTORIES

      Inventories are stated at the lower of cost (the first-in, first-out method) or market and consist of the following:

	December 31, 2009	June 30, 2009
	(unaudited)	(audited)
Raw Materials	$1,219,000	$1,290,000
Work in process	919,000	867,000
Finished goods	$1,078,000	1,208,000
Total inventories	$3,216,000	$3,365,000

NOTE 3.         WARRANTY

The warranty reserve is based on historical costs of warranty repairs and expected future identifiable warranty expenses.  As of December 31, 2009, within our accrued expenses, we carried a warranty reserve of $648,000 which was comprised of $54,000 for future warranty expenses related to products that are currently in the process of being repaired, $533,000 for future warranty expenses related to medical and aerospace products that are still in the field and $61,000 for our legacy dental and industrial products.  Warranty expenses are reflected in the financial statements in cost of sales (“COS”).  Adjustments to pre-existing warranties are due to assumption changes resulting from updating the cost to repair and warranty return rates to the current estimated cost and return rates.  The total warranty expense reflected in the COS for the quarter ended December 31, 2009 was $179,000 and for the six-months ended December 31, 2009 was $366,000.  The total warranty (benefit) reflected in the COS for the quarter ended December 31, 2008 was a benefit of ($42,000) and for the six-months ended December 31, 2008 was an expense of $159,000.

The warranty accrual and (benefit)/expenses for the three and six-months ended December 31, 2009 and 2008 are presented below:

	Three months Ended December 31,
	2009	2008
Beginning Balance	$569,000	$878,000
Warranties issued during period	$211,000	$247,000
Adjustments to pre-existing warranties
due to assumption changes	$(32,000)	$(289,000)
Settlements (actual expenditures)	$(100,000)	$(151,000)
Ending Balance	$648,000	$685,000

	Six months Ended December 31,
	2009	2008
Beginning Balance	$518,000	$861,000
Warranties issued during period	$380,000	$416,000
Adjustments to pre-existing warranties
due to assumption changes	$(14,000)	$(257,000)
Settlements (actual expenditures)	$(236,000)	$(335,000)
Ending Balance	$648,000	$685,000

NOTE 4.         NET INCOME (LOSS) PER SHARE

            The following table reconciles the weighted average shares outstanding for basic and diluted net income per share for the periods indicated.

	Three Months Ended December 31,
	2009	2008
Net Income	$580,000	$81,000
Basic net income per common share:
Weighted average number of common shares outstanding	9,668,671	9,698,913
Basic net income per common share	$0.06	$0.01

Diluted net income per share:
Weighted average of common shares outstanding	9,668,671	9,698,913
Effect of potentially dilutive securities (options)	26,847	16,004
Weighted average number of common and shares -
Diluted	9,695,518	9,714,917
Diluted net income per common share	$0.06	$0.01

	Six Months Ended December 31,
	2009	2008
Net income (loss)	$763,000	$(37,000)
Basic net income per common share:
Weighted average number of common shares outstanding	9,668,671	9,741,160
Basic net income (loss) per common share	$0.08	$(0.00)

Diluted net income per share:
Weighted average of common shares outstanding	9,668,671	9,741,160
Effect of potentially dilutive securities (options)	17,660	-
Weighted average number of common and shares -
Diluted	9,686,331	9,741,160
Diluted net income (loss) per common share	$0.08	$(0.00)

Potentially dilutive securities not included in the diluted loss per share calculation due to net losses from continuing operations and for options that have a strike price higher than the market price for our common stock (no intrinsic value) are as follows (unaudited):

	Three Months Ended December 31,
	2009	2008
Options to purchase common shares	833,000	1,045,000
Restricted Shares	85,000	170,000
Warrants to purchase common shares	-	100,000
Total potentially dilutive securities excluded due to no intrinsic value	918,000	1,315,000

	Six Months Ended December 31,
	2009	2008
Options to purchase common shares	-	1,161,000
Restricted Shares	-	170,000
Warrants to purchase common shares	-	100,000
Total potentially dilutive securities excluded due to net loss	-	1,431,000

Options to purchase common shares	833,000	1,045,000
Restricted Shares	85,000	170,000
Warrants to purchase common shares	-	100,000
Total potentially dilutive securities excluded due to no intrinsic value	918,000	1,315,000

NOTE 5.         CREDIT FACILITIES

We have a credit facility with Wells Fargo and a mortgage with Union Bank.

Wells Fargo Credit Facility

As of December 31, 2009, the Wells Fargo credit facility had two components:

  a revolving Credit Line Note (“line of credit”) of up to $1,000,000 in borrowing availability, and a Five year Term Note (the “TI Loan”) with an initial balance of  $2,000,000, of which $1,566,667 was outstanding as of December 31, 2009.

If borrowings under the line of credit exceed $500,000, the maximum amount of borrowing is limited to the lesser of $1,000,000 or 70% of the eligible accounts receivable plus 40% of the eligible inventory.  Its terms require monthly interest payments at either (i) the prime rate of interest (3.25% at December 31, 2009) plus 1.50%, or (ii) three-month LIBOR (0.253% at December 31, 2009) plus 2.50%, at our discretion, based on outstanding borrowings.  The line of credit expires on November 1, 2010.  We are charged an unused credit line fee of 1.5% per annum payable quarterly on the average balance of the line of credit that is not used.  There was no outstanding balance under the credit line as of December 31, 2009.  Therefore, the total eligible additional borrowing capacity under the line of credit as of December 31, 2009 was $1,000,000.

The TI Loan had an initial balance of $2,000,000.  The borrowings from this term commitment were used for construction of tenant improvements for our Irvine, California facility.  Its terms require monthly principal and interest payments over the 60-month life of the loan, based on outstanding borrowings.  The interest rate is fixed at 5.72% over the life of the loan.  There was a $1,566,667 outstanding balance under the TI Loan as of December 31, 2009.

All assets of the Company except our Carson City land and building secure the outstanding borrowings under the Wells Fargo credit facility.

Union Bank Mortgage

In March 2006, we entered into a ten-year mortgage with Union Bank for $1,650,000.  The principal balance of the mortgage bears interest at a fixed annual rate of 6.73%.  Payments on the mortgage are $11,379 per month (based on a 25 year amortization), with the balance of $1,291,666 in principal due on April 1, 2016.  The mortgage is secured by our Carson City land and building.  There was $1,544,265 in principal outstanding under the mortgage as of December 31, 2009.

There are certain financial and non-financial covenants that the Company must meet to be in compliance with the terms of the Wells Fargo credit facility and mortgage with Union Bank.  As of the quarter ended December 31, 2009, we were in compliance with the Wells Fargo and Union Bank covenants.

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

            Significant management judgment is required in determining our provision for income taxes and the recoverability of our deferred tax assets.  Such determination is based primarily on our historical taxable income, with some consideration given to our estimates of future taxable income by jurisdictions in which we operate and the period over which our deferred tax assets will be recoverable.  Due to cumulative taxable losses during the prior three years, we recorded a $2,241,000 valuation allowance against our deferred tax assets in the year ended June 30, 2009.

As of December 31, 2009, the valuation allowance against our deferred tax assets is approximately $1,703,000.  The change in valuation allowance is due primarily to the expected realization of the Company's deferred tax asset for the federal net operating loss carryover generated in the year ended June 30, 2009.  Federal legislation enacted on November 6, 2009 provided for a five year carry back of certain Net Operating Losses (“NOL”), increasing the time period eligible to take the benefit of these losses from two years.  The Company intends to carry back the NOL from the year ended June 30, 2009 to earlier permissible years under the new tax law.

As of December 31, 2009, pursuant to ASC 740 (formerly FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes"), we have accrued $55,000 of uncertain tax positions related to state income tax matters that would reduce the Company’s income tax expense if recognized and would result in a corresponding decrease in the Company’s effective tax rate.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at July 1, 2009	$ 54,000
Additions based on tax positions related to the current year	0
Additions for tax positions of prior years	1,000
Reductions for tax positions of prior years	0
Settlements	0
------------
Balance at December 31, 2009	$ 55,000

We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of December 31, 2009, we had approximately $14,000 in accrued interest and penalties which is included as a component of the $55,000 unrecognized tax benefit noted above. The liability for the payment of interest and penalties has increased by approximately $1,000 for the six months ended December 31, 2009.

Pro-Dex and its subsidiaries are subject to U.S. federal income tax, as well as income tax of multiple state tax jurisdictions. We are currently open to audit under the statute of limitations by the Internal Revenue Service for the years ended June 30, 2007 through June 30, 2009.  Our state income tax returns are open to audit under the statute of limitations for the years ended June 30, 2005 through June 30, 2009.  We do not anticipate a significant change to the total amount of unrecognized tax benefits within the next 12 months.

NOTE 7.         SHARE-BASED COMPENSATION

Share-based compensation pre-tax expense pursuant to ASC 718 (formerly SFAS 123(R)) was $35,000 and $44,000 for the three months and was $71,000 and $87,000 for the six months ended December 31, 2009 and 2008, respectively, which were related to stock options and restricted stock grants.  Share-based compensation expense reduced our results of operations as shown:

	Three months ended December 31,
	(unaudited)
	2009	2008
Share-based compensation expense recognized:
General and administrative, options	6,000	15,000
General and administrative, restricted stock	29,000	29,000
Subtotal expense	35,000	44,000
Related deferred tax benefit	-	(12,000)
Decrease in net income	35,000	32,000

Decrease in basic earnings per share	$0.00	$0.00
Decrease in diluted earnings per share	$0.00	$0.00

	Six months ended December 31,
	(unaudited)
	2009	2008
Share-based compensation expense recognized:
General and administrative, options	12,000	28,000
General and administrative, restricted stock	59,000	59,000
Subtotal expense	71,000	87,000
Related deferred tax benefit	-	(24,000)
Decrease in net income	71,000	63,000

Decrease in basic earnings per share	$0.01	$0.01
Decrease in diluted earnings per share	$0.01	$0.01

As of December 31, 2009, there was $38,000 of total unrecognized compensation cost related to 93,750 non-vested outstanding stock options with a per share weighted average value of $1.14.  The unrecognized expense is anticipated to be recognized on a straight-line basis over a weighted average period of 0.7 years.  The following is a summary of stock option activity in the six months ending December 31, 2009 and 2008 (unaudited):

	2009		2008
		Weighted- Average		Weighted- Average
Options	Shares	Exercise Price	Shares	Exercise Price
Outstanding at beginning of fiscal year (7/1)	933,000	$1.42	1,109,500	$1.58
Granted	36,000	0.55	66,000	0.70
Exercised	-	-	-	-
Forfeited	-	-	(15,000)	1.92
Outstanding at end of period (12/31)	969,000	$1.39	1,160,500	$1.50

Exercisable at end of period (12/31)	875,250	$1.41	980,750	$1.61

Weighted-average fair value per
Option granted during the period		$0.24		$0.32

The following table summarizes information regarding options outstanding and options exercisable at December 31, 2009 (unaudited). The intrinsic value indicated on the table below is based on the stock price at December 31, 2009 of $0.51 per common share.

		Options Outstanding			Options Exercisable
		Weighted- Average	Weighted- Average	Aggregate		Weighted- Average	Aggregate
Range of	Number	Remaining	Exercise	Intrinsic	Number	Exercise	Intrinsic
Exercise Price	Outstanding Contractual Life		Price	Value	Outstanding	Price	Value
$0.42 to $0.81	332,000	4.3 years	$0.65	$8,320	291,500	$0.66	$7,330
$1.00 to $1.56	357,000	4.4 years	1.33	$-	310,000	1.31	$-
$1.74 to $2.18	190,000	1.7 years	2.07	$-	190,000	2.07	$-
$2.55 to $3.30	90,000	5.5 years	2.89	$-	83,750	2.91	$-
Total	969,000	3.9 years	$1.39	$8,320	875,250	$1.41	$7,330

Restricted Stock

The following is a summary of restricted share activity in the six months ending December 31, 2009 and 2008 respectively (unaudited):

11

	2009		2008
		Weighted-Average		Weighted- Average
Restricted shares	Shares	Exercise Price	Shares	Exercise Price
Outstanding at beginning of fiscal year (7/1)	85,000	$1.38	170,000	$1.38
Granted	-	-	-	-
Issued	-	$-	-	$-
Forfeited	-	-	-	-
Outstanding at end of period (12/31)	85,000	$1.38	170,000	$1.38

Exercisable at end of period (12/31)	-	$-	-	$-

As of December 31, 2009, there was $19,550 of total unrecognized compensation cost related to 85,000 non-vested outstanding restricted shares with a per share weighted average value of $1.38.  The unrecognized expense is anticipated to be recognized on a straight-line basis over a weighted average period of 0.2 years.

NOTE 8.         MAJOR CUSTOMERS

We had two major customers (defined as a customer that represents greater than 10% of the Company’s total revenues) in the six months ended December 31, 2009 and 2008.

		Six months ended December 31,
		(unaudited)
	2009		2008
	Revenues	Accts. Rec.	Revenues	Accts. Rec.
Customer 1	$2,549,000	$702,000	$1,800,000	$407,000
Customer 2	$4,351,000	$320,000	$3,007,000	$415,000

We have been notified by Customer 2 that they are in the process of developing, and plan to eventually manufacture their own surgical hand pieces which are functionally comparable to the two products currently provided by the Company.  Pro-Dex has been the exclusive manufacturer of these products since they were developed.

The Customer has not provided firm transition dates or volumes due to the inherent uncertainty in the design, testing, and qualification process.  The Customer advised that it expects to maintain its current level of purchases from us at least through August of 2010 for one product and at least through December of 2010 for the second product.

On December 4, 2009, the Customer placed a $1.5 million purchase order with the Company for delivery of the second product at historical monthly quantities through September, 2010.  The Customer also stated that it expects to continue to buy some volume of these products from the Company beyond those dates as its initial success is not assured, certain markets may not adopt the Customer's design, and regulatory registration in certain markets is a lengthy process.  Further, the Customer indicated that it will continue to rely on the Company for the repair of Company manufactured units in the field.

The design and production of these products is quite technologically challenging, as such devices are exposed to extremely harsh surgical and sterilization conditions.  A different large customer of the Company pursued a similar course of action several years ago and ultimately canceled its in-sourcing project, continuing its purchases from Pro-Dex.  The Customer currently pursuing this course has indicated a high commitment to proceeding cautiously.  Accordingly, the actual occurrence of, and certainly the specific timing of any transition is very difficult to estimate.

The Company intends to find additional business and reduce its operating costs as necessary to minimize the impact of a potential revenue reduction.  In the event that the Customer's future purchases are reduced beyond the additional business won and the cost savings realized, the Company is likely to experience a material and adverse impact on its business.

The Company has no commitment from the Customer that it will update the Company with the status of its product development efforts and the Customer has no obligation to do so.  Accordingly, the Company is unable to know or predict the status of the Customer's initiative on an ongoing basis.  The name of the Customer is protected by a confidentiality agreement.

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

Overall, as the OCWD complaint remains vague, the OCWD is in an early stage of its remedial activities in the South Basin, the lawsuit is in the early stages of discovery, one of our insurers has committed to pay most defense costs and has reserved rights under one three-year set of policies and is continuing to consider extending coverage to us under other past policies, and any recovery the OCWD may gain through the lawsuit is likely to be allocated among several defendants.  Therefore, our liabilities, as well as our costs of defending, monitoring and concluding our involvement in this case are uncertain, and those costs cannot now be estimated.

NOTE 10.       FAIR VALUE MEASUREMENTS

            Fair Value Measurements — Effective July 1, 2008, the Company adopted ASC 820 (formerly Statement of Financial Accounting Standards No. 157, “Fair Value Measurements”) for financial assets and liabilities measured at fair value on a recurring basis.  ASC 820 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements.  In addition to expanding the disclosures surrounding fair value measurements, ASC 820 indicates that fair value represents the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is determined based upon assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, ASC 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

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

The following valuation methodology was used for the Company’s assets to measure fair value at December 31, 2009:

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

The following fair value hierarchy table presents information about the Company’s assets measured at fair value on a recurring basis as of December 31, 2009 (unaudited):

Description	Level 1	Level 2	Level 3	Total

Cash and cash equivalents	$1,790,000	$-	$-	$1,790,000

Total	$1,790,000	$-	$-	$1,790,000

NOTE 11.       INTANGIBLE ASSET IMPAIRMENT

In accordance with Statement of Financial Accounting Standards (“SFAS”), ASC 360 (formerly SFAS No. 144), “Accounting for the Impairment or Disposal for Long-Lived Assets” long-lived assets and intangible assets with definite lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment indicators include, among other conditions, cash flow deficits, historic or anticipated declines in revenue or operating profit and adverse legal or regulatory developments. If it is determined that such indicators are present and the review indicates that the assets will not be fully recoverable, based on undiscounted estimated cash flow over the remaining amortization periods, their carrying values are reduced to estimated fair market value. Estimated fair market value is determined primarily using the anticipated cash flow discounted at a rate commensurate with the risk involved. For the purposes of identifying and measuring impairment, long-lived assets are grouped with other assets and liabilities at the lowest level for which identifiable cash flow are largely independent of the cash flow of other assets and liabilities.”  Our standard annual impairment testing is done April 1 of each year.

We monitor current market conditions and review for potential triggering events quarterly to determine if there is a need for interim impairment testing. We determined that a triggering event for the Astromec and Micro Motors goodwill occurred in the past three months as a large current customer notified us they were developing a product that would take the place of one that we currently sell them and another customer chose not to enter into a production contract for a product we developed for them.  We determined that a triggering event occurred with the patent intangible asset because no distribution partner or acquirer surfaced since the previous fiscal year end.

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

We identify two reporting units for purposes of our annual goodwill impairment testing arising from our acquisitions of Micro Motors and Astromec.  In accordance with ASC 350 (formerly SFAS No. 142), goodwill is not amortized and is assessed annually for impairment (as of April 1) or whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable.  Our Carson City reporting unit corresponds to the operations resulting from the Astromec acquisition, while our Irvine reporting unit corresponds to the operations resulting from the Micro Motors acquisition.  Our intangible asset is related to the interosseous patents associated with the “Intraflow” acquisition.

Goodwill and Intangible assets are tested for impairment using a discounted cash flow analysis. The discounted cash flow analysis relies upon estimates of the entity’s future revenue and expenses to ultimately project the future cash flows resulting from the business activity of each entity. The projected future cash flows are discounted to present value at an appropriate discount rate.  An appropriate discount rate is reached by calculating the weighted average cost of capital “WACC,” which is determined by the assumptions underlying the Capital Asset Pricing Model “CAPM” and is considered to reflect the view of “Market Participants,” as required under ASC 825 (formerly SFAS 157). The inputs used in calculating the WACC are described below.

  The assumed capital structure is based upon the Company’s actual capital structure and debt to equity ratio at the time of analysis.

  The cost of debt is based on the Company’s actual contracted rates.

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

We performed separate calculations to determine the sensitivity of our intangible asset impairment conclusions to increases in the assumed discount rates. In the case of Astromec, the goodwill impairment test is not failed until the discount rate is increased to over 27 percent.  In the case of Micro Motors, the goodwill impairment test is not failed until the discount rate is increased to over 23 percent.

The material assumptions relied upon in the discounted cash flow analysis used to value the Company’s Intraflow patents are shown below.

  The patent was valued as an ongoing product line without any additional distribution partner or “Market Participant” value.

  There was no value determined for the patent from the perspective of “Market Participants,” which are believed to possess sales and marketing expertise in the dental and medical device field, as there were no market participants likely.

The material assumptions relied upon in the discounted cash flow analysis used to value the goodwill held in the Carson City reporting unit are shown below.

  As the ultimate timing, outcome and effect of the customer’s decision is unknown, three scenarios were valued representing a range of possibilities.  The resulting values were then weighted based on managements’ estimates of probability of occurrence to derive a single estimated value.

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

  As the ultimate timing, outcome and effect of the customer’s decision is unknown, three scenarios were valued representing a range of possibilities.  The resulting values were then weighted based on managements’ estimates of probability of occurrence to derive a single estimated value.

  Sales to existing customers are assumed to decline, but are more than replaced by revenue growth from new customers.

Given the company’s lack of a direct dental distribution channel, in fiscal year 2009 third quarter, it stopped actively promoting the product that is based on the intangible asset resulting from the purchase of certain assets from IntraVantage, Inc. in October 2005.  Any substantial future value therefore stems from the possibility that a company with a direct dental distribution channel (a “Market Participant”) might be interested in access to the technology through product purchases, licenses, acquisition, joint venture, or other means.  Given the current economic environment, the general lack of investment in new products, the limited number of Market Participants to whom this technology relates, the time and expense necessary to consummate a transaction, and other factors considered by management, there is also a significant possibility that no distribution partner will be found, resulting in effectively no value of the asset.  Given this change in circumstance, in accordance with ASC 360 (formerly Statement of Financial Accounting Standards No. 144) “Accounting for the Impairment or Disposal of Long-Lived Assets,” management tested the carrying amount of the intangible asset for recoverability as of March 31, 2009.  The result of management’s analysis (based on several scenarios with varying probabilities of occurring) was that the asset’s value was impaired and, accordingly a charge of $997,000 was taken in the fiscal 2009 third quarter.  As market conditions have not improved and no distribution partner has been found as of December 31, 2009, management concluded that the asset’s value was further impaired and, accordingly a charge for the remaining value of $140,000 was taken in the fiscal 2010 second quarter.  Management remains committed to optimizing the value of this technology for our shareholders, and will continue to pursue any opportunity to accomplish that end.

Carrying Value
	6/30/2009	Amortization	Impairment	12/31/2009
Intangibles - Patents	$ 147,000	$ (7,000)	$ (140,000)	$ -

For the Astromec reporting unit’s impairment testing there was an assumption of decreased external sales growth to current customers compared to 2009 and year to date 2010, which was more than offset by an increased sales growth rate of motors for new customers and internal (Pro-Dex) use.  In addition to the value of the reporting unit as an internal supplier and stand alone business, the unit has additional strategic value by enabling Pro-Dex to gain additional customers under other reporting units that is considered in the valuation.  It should be noted that the unit passes its goodwill impairment test without the inclusion of this additional “enablement” value.  The computed reporting unit value exceeds the carrying value of the unit by more than 13 percent as a standalone business and 72 percent with the enabled value.

For the Micro Motors reporting unit’s impairment test modeling, there was an assumption of decreased sales of current products to current customers more than offset by sales of a recently introduced product as well as by new customer sales of a new product line introduced last quarter.  The computed reporting unit value exceeds the carrying value of the unit by more than 32 percent.

NOTE 12.       SUBSEQUENT EVENTS

We have evaluated events or transactions that occurred after the balance sheet date of December 31, 2009 through February 4, 2010, which is the date the financial statements were issued.

On January 11, 2010, the NASDAQ Staff notified us that our common stock was subject to delisting for failing to comply with the minimum bid price requirement.  In accordance with the Listing Rules, we have requested an oral hearing before a NASDAQ Listing Qualification Panel (“Panel”), which automatically stays the delisting of our common stock pending the issuance of the Panel’s decision after the hearing.  Under the Listing Rules, the Panel may, in its discretion, determine to continue the listing of our common stock for a maximum of 180 calendar days from the date of the Staff’s notification to us, which would be through July 9, 2010.  However, there can be no assurances that the Panel will do so or that our efforts to maintain the listing of our common stock on NASDAQ will be successful.

On January 22, 2010 we issued a press release and 8K announcing that one of our customers has elected to not bring to market a product developed by Pro-Dex under a Development Agreement with such customer and, instead, will pay a $250,000 fee pursuant to its agreement with Pro-Dex.  The customer has indicated they intend to make the payment in February, 2010 which we will recognize as revenue in its fiscal 3rd quarter.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

COMPANY OVERVIEW

The following discussion and analysis provides information that our management believes is relevant to an assessment and understanding of the results of operations and financial condition of Pro-Dex, Inc. (“Company”, “Pro-Dex”, “we”, “our” or “us”)  for each of the three and six month periods ended December 31, 2009 and 2008, respectively.  This discussion should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included elsewhere in this report. This report contains certain forward-looking statements and information. The cautionary statements included herein should be read as being applicable to all related forward-looking statements wherever they may appear.  Our actual future results could differ materially from those discussed herein.  Our critical accounting policies relate to revenue recognition, inventory valuation for slow moving items, impairment of goodwill and intangibles, warranty reserves, and recoverability of deferred income taxes.

Except for the historical information contained herein, the matters discussed in this report, including, but not limited to, discussions of our product development plans, business strategies and market factors influencing our results, are forward-looking statements that involve certain risks and uncertainties. Actual results may differ from those anticipated by us as a result of various factors, both foreseen and unforeseen, including, but not limited to, our ability to continue to develop new products and increase systems sales in markets characterized by rapid technological evolution, consolidation within our target marketplace and among our competitors, and competition from larger, better capitalized competitors.  Many other economic, competitive, governmental and technological factors could impact our ability to achieve our goals.   You are urged to review the risks, uncertainties and other cautionary language described in this report, as well as in our other public disclosures and reports filed with the Securities and Exchange Commission (“SEC”) from time to time, including, but not limited to, the risks, uncertainties and other cautionary language discussed in our Annual Report on Form 10-K for our fiscal year ended June 30, 2009.

With operations in Irvine, California, Beaverton, Oregon and Carson City, Nevada, we provide power and control products used in medical, aerospace, military, research and industrial applications.  Experience in multi-axis motion control, fractional horsepower motors and rotary drive systems allows us to develop products that require high precision in harsh environments.

Our products are found in hospitals, dental offices, medical engineering labs, commercial and military aircraft, scientific research facilities and high-tech manufacturing operations around the world. The names of Micro Motors, Oregon Micro Systems, and Astromec are used for marketing purposes as brand names.

Our principal headquarters are located at 2361 McGaw Avenue, Irvine, California 92614 and our phone number is 949-769-3200.  Our Internet address is www.pro-dex.com .  Our annual reports on Form 10-K quarterly reports on Form 10-Q, current reports on Form 8-K, amendments to those reports and other SEC filings, are available free of charge through our website as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC.  In addition, our Code of Ethics and other corporate governance documents may be found on our website at the Internet address set forth above.  Our filings with the SEC may also be read and copied at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549.  You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov and company specific information at www.sec.gov /edgar/searchedgar/companysearch.html.

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

            Inventory

            We determine our inventory value at the lower of cost (first-in, first-out method) or market value.   We determine a reduced market value of our inventory based on the aging of inventory on hand.  We define “aging of inventory” as inventory that exceeds an estimated 12 months of usage and exceeds orders on hand.

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

Goodwill

In accordance with Statement of Financial Accounting Standards (“SFAS”), ASC 360 (formerly SFAS No. 144), “Accounting for the Impairment or Disposal for Long-Lived Assets” long-lived assets and intangible assets with definite lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment indicators include, among other conditions, cash flow deficits, historic or anticipated declines in revenue or operating profit and adverse legal or regulatory developments. If it is determined that such indicators are present and the review indicates that the assets will not be fully recoverable, based on undiscounted estimated cash flow over the remaining amortization periods, their carrying values are reduced to estimated fair market value. Estimated fair market value is determined primarily using the anticipated cash flow discounted at a rate commensurate with the risk involved. For the purposes of identifying and measuring impairment, long-lived assets are grouped with other assets and liabilities at the lowest level for which identifiable cash flow are largely independent of the cash flow of other assets and liabilities.”  Our standard annual impairment testing is done April 1 of each year.

We monitor current market conditions and review for potential triggering events quarterly to determine if there is a need for interim impairment testing. We determined that a triggering event for the Astromec and Micro Motors goodwill occurred in the past three months as a large current customer notified us they were developing a product that would take the place of one that we currently sell them and another customer chose not to enter into a production contract for a product we developed for them.  We also determined that a triggering event occurred with the patent intangible asset because no distribution partner or acquirer surfaced since the previous fiscal year end.

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

We identify two reporting units for purposes of our annual goodwill impairment testing arising from its acquisitions of Micro Motors and Astromec.  In accordance with ASC 350 (formerly SFAS No. 142), goodwill is not amortized and is assessed annually for impairment (as of April 1) or whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable.  Our Carson City reporting unit corresponds to the operations resulting from the Astromec acquisition, while our Irvine reporting unit corresponds to the operations resulting from the Micro Motors acquisition.  Our intangible asset is related to the interosseous patents associated with the “Intraflow” acquisition.

Goodwill and Intangible assets are tested for impairment using a discounted cash flow analysis. The discounted cash flow analysis relies upon estimates of the entity’s future revenue and expenses to ultimately project the future cash flows resulting from the business activity of each entity. The projected future cash flows are discounted to present value at an appropriate discount rate.  An appropriate discount rate is reached by calculating the weighted average cost of capital “WACC,” which is determined by the assumptions underlying the Capital Asset Pricing Model “CAPM” and is considered to reflect the view of “Market Participants,” as required under ASC 825 (formerly SFAS 157). The inputs used in calculating the WACC are described below.

  The assumed capital structure is based upon the Company’s actual capital structure and debt to equity ratio at the time of analysis.

  The cost of debt is based on the Company’s actual contracted rates.

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

We performed separate calculations to determine the sensitivity of our intangible asset impairment conclusions to increases in the assumed discount rates. In the case of Astromec, the goodwill impairment test is not failed until the discount rate is increased to over 27 percent.  In the case of Micro Motors, the goodwill impairment test is not failed until the discount rate is increased to over 23 percent.

The material assumptions relied upon in the discounted cash flow analysis used to value the Company’s Intraflow patents are shown below.

  The patent was valued as an ongoing product line without any additional distribution partner or “Market Participant” value.

  There was no value determined for the patent from the perspective of “Market Participants,” which are believed to possess sales and marketing expertise in the dental and medical device field, as there were no market participants likely.

The material assumptions relied upon in the discounted cash flow analysis used to value the goodwill held in the Carson City reporting unit are shown below.

  As the ultimate timing, outcome and effect of the customer’s decision is unknown, three scenarios were valued representing a range of possibilities.  The resulting values were then weighted based on managements’ estimates of probability of occurrence to derive a single estimated value.

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

  As the ultimate timing, outcome and effect of the customer’s decision is unknown, three scenarios were valued representing a range of possibilities.  The resulting values were then weighted based on managements’ estimates of probability of occurrence to derive a single estimated value.

  Sales to existing customers are assumed to decline, but are more than replaced by revenue growth from new customers.

Given the company’s lack of a direct dental distribution channel, in fiscal year 2009 third quarter, it stopped actively promoting the product that is based on the intangible asset resulting from the purchase of certain assets from IntraVantage, Inc. in October 2005.  Any substantial future value therefore stems from the possibility that a company with a direct dental distribution channel (a “Market Participant”) might be interested in access to the technology through product purchases, licenses, acquisition, joint venture, or other means.  Given the current economic environment, the general lack of investment in new products, the limited number of Market Participants to whom this technology relates, the time and expense necessary to consummate a transaction, and other factors considered by management, there is also a significant possibility that no distribution partner will be found, resulting in effectively no value of the asset.  Given this change in circumstance, in accordance with ASC 360 (formerly Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” management tested the carrying amount of the intangible asset for recoverability as of March 31, 2009.  The result of management’s analysis (based on several scenarios with varying probabilities of occurring) was that the asset’s value was impaired and, accordingly a charge of $997,000 was taken in the fiscal 2009 third quarter.  As market conditions have not improved and no distribution partner has been found as of December 31, 2009, management concluded that the asset’s value was further impaired and, accordingly a charge for the remaining value of $140,000 was taken in the fiscal 2010 second quarter.  Management remains committed to optimizing the value of this technology for our shareholders, and will continue to pursue any opportunity to accomplish that end.

Carrying Value
	6/30/2009	Amortization	Impairment	12/31/2009
Intangibles - Patents	$ 147,000	$ (7,000)	$ (140,000)	$ -

For the Astromec reporting unit’s impairment testing there was an assumption of decreased external sales growth to current customers compared to 2009 and year to date 2010, which was more than offset by an increased sales growth rate of motors for new customers and internal (Pro-Dex) use.  In addition to the value of the reporting unit as an internal supplier and stand alone business, the unit has additional strategic value by enabling Pro-Dex to gain additional customers under other reporting units that is considered in the valuation.  It should be noted that the unit passes its goodwill impairment test without the inclusion of this additional “enablement” value.  The computed reporting unit value exceeds the carrying value of the unit by more than 13 percent as a standalone business and 72 percent with the enabled value.

For the Micro Motors reporting unit’s impairment testing, there was an assumption of decreased sales of current products to current customers more than offset by sales of a recently introduced product as well as by new customer sales of a new product line introduced last quarter.  The computed reporting unit value exceeds the carrying value of the unit by more than 32 percent.

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

Property, Plant, Equipment & Leasehold Improvements, Net

            Property, plant and equipment is recorded at cost and consists of the following:

	12/31/2009	6/30/2009
	Unaudited	Audited
Land	$757,000	$757,000
Building	$1,470,000	$1,470,000
Leasehold Improvements	$2,284,000	$2,283,000
Equipment	$6,709,000	$6,620,000
Total	$11,220,000	$11,130,000
Accumulated Depreciation	$(5,514,000)	$(5,149,000)
Total property, pland & equipment, net	$5,706,000	$5,981,000

Depreciation is provided using the straight-line method over the estimated useful lives of the assets as follows: building - 39 years, equipment - 3 to10 years; and leasehold improvements are depreciated over the shorter of the term of the lease or their estimated useful lives.

Stock-Based Compensation

We are subject to ASC 718 (formerly Statement of Financial Accounting Standards (“SFAS”) No. 123 (R) Accounting for Stock-Based Compensation as revised December 2004.)  This standard establishes the accounting standards for equity compensation, and applies to us in the recognition of the cost of stock options awarded based on the grant-date fair value of those awards.

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

Description of Business

The majority of our revenue is derived from designing, developing and manufacturing rotary drive systems for the medical device and dental industries, motion control software and hardware for industrial and scientific applications and fractional horsepower DC motors for aerospace, medical and military applications. A large part of our revenue has been driven by developing and selling numerous types of private label rotary drive systems for use in dental, cranial, spinal, arthroscopic and orthopedic surgery.  Other revenue sources include designing and manufacturing miniature pneumatic motors, fractional horsepower DC motors and motion control systems for industrial applications in the automotive and aerospace industries.

The Company’s revenue is derived from five main customer types.  The proportion of total sales to each customer type and sales by location are noted in the tables below (unaudited):

	Three months Ended December 31,				Six months Ended December 31,
Sales by customer type ($'000)	2009		2008		2009		2008
Dental	$446	8%	$577	11%	$1,018	9%	$1,308	12%
Medical	3,313	58%	2,684	51%	6,775	60%	5,357	49%
Industrial	667	12%	865	17%	1,141	10%	1,811	17%
Aerospace	826	15%	659	13%	1,446	13%	1,422	13%
Government and other	444	8%	452	9%	949	8%	995	9%
Total Sales	$5,696	100%	$5,237	100%	$11,329	100%	$10,893	100%

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

At the present time, we are generally able to fill orders within 60 days.  At December 31, 2009, we had a backlog, including orders for delivery beyond 60 days, of $11.8 million compared with a backlog of $12.1 million at December 31, 2008 and $9.9 million at June 30, 2009.  We expect to ship most of our backlog in fiscal year 2010 and the remainder in fiscal year 2011 and 2012.  The increased backlog compared to June 2009 is related to multiple orders totaling $4.5 million placed by our two largest customers during the quarter ended December 31, 2009.  We experience some seasonal fluctuations in our new order bookings as increases in our fiscal second quarter orders correspond to new calendar year advance orders from our major customers. We may experience variability in our new order bookings due to the timing of major new product launches.  However, we do not typically experience seasonal fluctuations in our shipments and revenues.

RESULTS OF OPERATIONS

For the Three-Month periods ended December 31, 2009 and 2008

            The following table sets forth the periods indicated and the percentage of net revenues represented by each item in our Consolidated Statements of Operations.

(In Thousands)	Three Months Ended December 31,
	2009		2008
Net sales:	$5,696	100%	$5,237	100%
Cost of sales	3,696	65%	3,305	63%
Gross Profit	2,000	35%	1,932	37%

Selling, general and administrative expenses	1,152	20%	1,162	22%
Impairment of intangible asset	140	2%	-	0%
Research and development costs	576	10%	677	13%
Income from Operations	132	2%	93	2%

Net interest and other expense	(51)	-1%	(52)	-1%

Benefit for income taxes	(499)	-9%	(40)	-1%
Net income	$580	10%	$81	2%

Net Sales.  Consolidated sales increased $459,000 from $5,237,000 for the quarter ended December 31, 2008 to $5,696,000 for the quarter ended December 31, 2009.  The increase was primarily due to the delivery of a single newly developed product to a major medical customer during the second quarter of fiscal year 2009.  This sales increase was offset by a reduction in dental sales and a decrease in industrial motion control sales from the quarter ended December 31, 2008 as that industry has been severely negatively impacted by the current economic climate.

Although selective price increases and decreases were implemented in response to market conditions, the majority of the sales changes for each product line are due primarily to changes in sales volume, not the effect of price changes.

Gross Profit and Gross Profit Percentage of Sales.  Our consolidated gross profit for the quarter ended December 31, 2009 increased $68,000 or 4% over the same quarter in the previous year due to the higher sales volume.  Gross profit as a percentage of sales was 2% lower at 35% for the quarter ended December 31, 2009 compared to 37% for the quarter ended December 31, 2008.  Gross profit margins were reduced from the same quarter in the previous year due to an increased warranty expense ($221,000) as compared to the previous year.  The reduction in warranty expense during the quarter ended December 31, 2008 was attributed to a cumulative adjustment related to systemic lower per unit-repair costs and a reduced expected return rate.  Gross profit and gross profit as a percentage of sales were as follows (unaudited):

	Three Months Ended December 31,
	2009	2008	Increase
Gross Profit	$2,000,000	$1,932,000	4%
Gross Profit Percentage of Sales	35%	37%

Selling, General and Administrative Costs (S, G&A).  Consolidated S, G&A expenses increased to $1,292,000 for the quarter ended December 31, 2009 from $1,162,000 for the quarter ended December 31, 2008.  The increase in total G & A costs was due to the impairment determination of the patent related intangible ($140,000).  The impairment loss is more fully described in Note 11 of the condensed consolidated financial statements accompanying this report.  The increase due to the impairment charge was offset by $10,000 lower labor costs as a $32,000 increase in G&A labor expenses was balanced by a $22,000 increase in selling labor cost.    As a percentage of sales, S, G&A expenses increased to 23% of sales from 22% of sales for the quarter ended December 31, 2009 and 2008 respectively with the impairment accounting for 3% of sales in the quarter ended December 31, 2009.  S, G&A costs were as follows (unaudited):

	Three Months Ended December 31,		Increase
	2009	2008	(Decrease)
Selling	$353,000	$329,000	7%
Impairment of intangible asset	$140,000	$-	N/A
General and administrative	$799,000	$833,000	-4%
Total S, G&A	$1,292,000	$1,162,000	11%
Selling, General & Administrative Percentage of Sales	23%	22%

 Research and Development (R&D) Costs.   Research and development cost decreased $101,000 to $576,000 for the quarter ended December 31, 2009 from $677,000 for the quarter ended December 31, 2008, a decrease of 15%.  The decrease was due to approximately $68,000 in decreased labor costs for medical and small motor product development, improvement and validation.  In addition, new development related supplies were reduced by $36,000.  Company-funded research and development costs were as follows (unaudited):

	Three Months Ended December 31,
	2009	2008	Decrease
Research and Development costs	$576,000	$677,000	-15%
R & D Percentage of Sales	10%	13%

Operating Profit and Operating Profit Percentage of Sales.  Our resulting consolidated operating profit for the quarter ended December 31, 2009 increased to $132,000 compared to $93,000 for the same quarter in the previous year.  Operating profit as a percentage of sales remained flat at 2% for the quarter ended December 31, 2009 compared to 2% for the quarter ended December 31, 2008.  Operating profit and margin were as follows (unaudited):

	Three Months Ended December 31,		Increase
	2009	2008
Operating Profit	$132,000	$93,000	42%
Operating Profit Percentage of Sales	2%	2%

Royalties and Other Income.  We received $2,000 in royalty income in the three months ended December 31, 2009, compared to $8,000 in the same period during the prior year.  We had no “Other Income” in either period.

Net Interest Expense.  Net interest expense for the quarter ended December 31, 2009 was $53,000 compared to $60,000 in the quarter ended December 31, 2008 due to lower debt levels.

Income Tax (Benefit). Our estimated effective combined federal and state tax rate on income from operations for the quarter ended December 31, 2009 resulted in a benefit of 616% to earnings before tax compared to a 98% benefit to earnings before tax for the quarter ended December 31, 2008.  The difference in the 2009 rate is due primarily to the realization of a portion of the Company's deferred tax asset for the federal net operating loss carryovers generated in the year ended June 30, 2009.  Federal legislation enacted on November 6, 2009 provided for a five year carry back of certain NOLs.  The Company intends to carry back the NOL from the year ended June 30, 2009 to earlier permissible years under the new tax law.  The benefit to earnings related to the 2008 rate was due to the use of state tax credits and a $70,000 retroactive reinstatement of the federal research and development credits.

Net Income.  Our net income for the three months ended December 31, 2009 was $580,000 or $0.06 per share on a basic and diluted basis, as compared to net income of $81,000 or $0.01 per share on a basic and diluted basis for the three months ended December 31, 2008.

For the Six-Month periods ended December 31, 2009 and 2008

            The following table sets forth the periods indicated and the percentage of net revenues represented by each item in our Consolidated Statements of Operations.

(In Thousands)	Six Months Ended December 31,
	2009		2008
Net sales:	$11,329	100%	$10,893	100%
Cost of sales	7,455	66%	7,206	66%
Gross Profit	3,874	34%	3,687	34%

Selling, general and administrative expenses	2,168	19%	2,354	22%
Impairment of intangible asset	140	1%	-	0%
Research and development costs	1,197	11%	1,396	13%
Income (Loss) from Operations	369	3%	(63)	-1%

Net interest and other expense	(101)	-1%	(112)	-1%

Benefit for income taxes	(495)	-4%	(138)	-1%
Net Income (loss)	$763	7%	$(37)	0%

Net Sales.  Consolidated net sales increased $436,000 from $10,893,000 for the six months ended December 31, 2008 to $11,329,000 for the six months ended December 31, 2009.  The increase was primarily due to the delivery of a single newly developed product to a major medical customer during the second quarter of fiscal year 2009.  This sales increase was offset by a reduction in dental sales and a substantial decrease in industrial motion control sales as that industry has been severely negatively impacted by the current economic climate.

Although selective price increases and decreases were implemented in response to market conditions, the majority of the sales changes for each product line are due primarily to changes in sales volume, not the effect of price changes.

Gross Profit and Gross Profit Percentage of Sales.  Our consolidated gross profit for the six months ended December 31, 2009 increased $187,000 or 5% over the same period in the previous year due to higher sales volume.  Gross profit as a percentage of sales was 34% for the six months ended December 31, 2009, the same percentage as for the same period ended December 31, 2008.  Gross profit and gross profit as a percentage of sales were as follows (unaudited):

	Six Months Ended December 31,
	2009	2008	Increase
Gross Profit	$3,874,000	$3,687,000	5%
Gross Profit Percentage of Sales	34%	34%

Selling, General and Administrative Costs (S, G&A).  Consolidated S, G&A expenses decreased to $2,307,000 for the six months ended December 31, 2009 from $2,354,000 for the six months ended December 31, 2008.  S, G&A costs were lower in the first six months of 2009 compared to the first six months of 2008 due to $64,000 in lower consulting expense related to Sarbanes-Oxley compliance activities, $44,000 in reduced tax and auditing fees, and offset by net $97,000 of increased patent amortization cost ($43,000 in reduced periodic amortization due to lower asset value less $140,000 in asset impairment).  The impairment loss is more fully described in Note 11 of the condensed consolidated financial statements accompanying this report.  As a percentage of sales, S, G&A expenses decreased to 20% of sales from 22% of sales for the six months ended December 31, 2009 and 2008, respectively with the impairment accounting for 1% of sales for the six months ending December 31, 2009  .  S, G&A costs were as follows (unaudited):

	Six Months Ended December 31,
	2009	2008	Decrease
Selling	$641,000	$673,000	-5%
Impairment of intangible asset	$140,000	$-	N/A
General and administrative	$1,526,000	$1,681,000	-9%
Total S, G&A	$2,307,000	$2,354,000	-2%
Selling, General & Administrative Percentage of Sales	20%	22%

Research and Development (R&D) Costs.  Research and development expenses decreased $199,000 to $1,197,000 for the six months ended December 31, 2009 from $1,396,000 for the six months ended December 31, 2008, a decrease of 14%.  The decrease was primarily due to $181,000 in decreased labor costs at and a $21,000 reduction in development related supplies.  Research and development costs were as follows (unaudited):

	Six Months Ended December 31,
	2009	2008	Decrease
Research and Development costs	$1,197,000	$1,396,000	-14%
R & D Percentage of Sales	11%	13%

Operating Profit (loss) and Operating Profit (loss) Percentage of Sales.  Our consolidated operating profit for the six months ended December 31, 2009 was $369,000 compared to an operating loss of $63,000 for the same period in the previous year.  The increase in operating profit was due to the higher sales and company-wide cost saving measures resulting mainly from lower labor and corporate support costs previously mentioned.  Operating profit as a percentage of sales was 3% operating profit for the six months ended December 31, 2009 compared to an operating loss of (1%) for the six months ended December 31, 2008.  Operating profit and margin were as follows (unaudited):

	Six Months Ended December 31,
	2009	2008	Increase
Operating Profit (loss)	$369,000	$(63,000)	N/A
Operating Profit Percentage of Sales	3%	-1%

Royalties and Other Income.  We received $3,000 in royalty payments in the six months ended December 31, 2009, compared to $9,000 in royalty payments in the six months ended December 31, 2008.  We had no “Other Income” in either period.

Net Interest Income/Expense.  Net interest expense for the six months ending December 31, 2009 was $104,000 compared to net interest expense of $121,000 in the six months ended December 31, 2008, due to lower debt balances.

Income Tax (Benefit) Provision. Our estimated effective combined federal and state tax rate on income from operations for the six months ended December 31, 2009 resulted in a benefit to earnings before tax of 185% compared to a benefit of 79% to earnings before tax for the six months ended December 31, 2008.  The difference in the 2009 rate is due primarily to the realization of a portion of the Company's deferred tax asset for the federal net operating loss carryover generated in the year ended June 30, 2009.  Federal legislation enacted on November 6, 2009 provided for a five year carry back of certain NOLs.  The Company intends to carry back the NOL from the year ended June 30, 2009 to earlier permissible years under the new tax law.  The benefit to earnings related to the 2008 rate was due to the use of state tax credits and a $70,000 retroactive reinstatement of the federal research and development credits.

Net Income/Loss.  Our net income for the six months ended December 31, 2009 was $763,000 or $0.08 per share, as compared to a loss of $37,000 or $0.00 per share on a basic and diluted basis for the six months ended December 31, 2008.

Liquidity and Capital Resources

The following table presents selected financial information as of the end of the second quarter of fiscal 2009 and 2008, respectively, as well as of the year ended June 30, 2009:

	As of December 31,		As of
	2009	2008	June 30, 2009
Cash and cash equivalents	$1,790,000	$406,000	$1,124,000
Working Capital¹	$5,624,000	$6,275,000	$4,548,000
Credit Line outstanding balance	$0	$400,000	$0
Net Debt³	$1,322,000	$3,852,000	$2,204,000
Tangible book value/common share²	$0.86	$0.94	$0.76
Number of days of sales outstanding (DSO) in
accounts receivable at end of quarter[4]	37	47	41

1 Working Capital = Ending Current Assets less Ending Current Liabilities.

2 Tangible book value/common share = (Total shareholders’ equity – Net intangible asset (patents) - Goodwill) / (basic outstanding shares).

3 Net Debt = Total Ending Long Term plus Current Portion of Debt plus Credit Line less Cash

4 DSO = Ending Net Accounts Receivable balance / (Previous Quarter Sales / 91).

Our working capital at December 31, 2009 decreased to $5.6 million compared to $6.3 million at December 31, 2008 and was $1.1 million higher than the $4.5 million at June 30, 2009.   Cash flow provided by operations was $971,000 during the six months ended December 31, 2009 compared to cash flow used in operations of $56,000 during the six months ended December 31, 2008.  Fiscal year 2010 cash increased mainly because of increased net income combined with decreases in trade accounts receivable and inventory offset by an increase in income taxes receivable.

During the quarter ended December 31, 2009 one of our largest customers (the “Customer”) informed us that it is in the process of developing, and plans to eventually manufacture its own surgical hand pieces which are functionally comparable to the two products currently provided by the Company.  Aggregate sales of these two products to this Customer during the 12-month period ending November 30, 2009 were $7.5 million, representing 35% of the Company’s revenues during the same period.  Pro-Dex has been the exclusive manufacturer of these products since they were developed.  The Customer’s 5-year commitment to exclusivity with the Company expired on January 6, 2010.

The Customer has not provided firm transition dates or volumes due to the inherent uncertainty in the design, testing, and qualification process.  The Customer advised that it expects to maintain its current level of purchases at least through August of 2010 for one product (which represents 45% of its total purchases from the Company during the 12-month period ended November 30, 2009), and at least through December of 2010 for the second product (which represents 43% of its total purchases from the Company during the 12-month period ended November 30, 2009).

On December 4, 2009, the Customer placed a $1.5 million purchase order with the Company for delivery of the second product at historical monthly quantities through September, 2010.  The Customer also stated that it expects to continue to buy some volume of these products from the Company beyond those dates as its initial success is not assured, certain markets may not adopt the Customer's design, and regulatory registration in certain markets is a lengthy process.  Further, the Customer indicated that it will continue to rely on the Company for the repair of Company manufactured units in the field.  Such repairs represented 12% (approximately $914,000) of its total purchases for the 12-month period ended November 30, 2009.

The design and production of these products is technologically challenging, as such devices are exposed to extremely harsh surgical and sterilization conditions.  A different large customer of the Company pursued a similar course of action several years ago and ultimately canceled its in-sourcing project, continuing its purchases from Pro-Dex.  The Customer currently pursuing this course has indicated a high commitment to proceeding cautiously.  Accordingly, the actual occurrence of, and certainly the specific timing of any transition is very difficult to estimate.

If the customer ultimately significantly reduces its purchases from Pro-Dex, the reduced cash flows from this customer could be offset by cost reductions as well as increases in purchases from new and existing customers.

We have a credit facility with Wells Fargo and a mortgage with Union Bank.

Wells Fargo Credit Facility

As of December 31, 2009, the Wells Fargo credit facility had two components:

  a revolving Credit Line Note (“line of credit”) of up to $1,000,000 in borrowing availability, and a Five year Term Note (the “TI Loan”) with an initial balance of  $2,000,000, of which $1,566,667 was outstanding as of December 31, 2009.

If borrowings under the line of credit exceed $500,000, the maximum amount of borrowing is limited to the lesser of $1,000,000 or 70% of the eligible accounts receivable plus 40% of the eligible inventory.  Its terms require monthly interest payments at either (i) the prime rate of interest (3.25% at December 31, 2009) plus 1.50%, or (ii) three month LIBOR (0.253% at December 31, 2009) plus 2.50%, at our discretion, based on outstanding borrowings.  The line of credit expires on November 1, 2010.  We are charged an unused credit line fee of 1.5% per annum payable quarterly on the average balance of the line of credit that is not used.  There was no outstanding balance under the credit line as of December 31, 2009.  Therefore, the total eligible additional borrowing capacity under the line of credit as of December 31, 2009 was $1,000,000.

The TI Loan had an initial balance of $2,000,000.  The borrowings from this term commitment were used for construction of tenant improvements for our Irvine, California facility.  Its terms require monthly principal and interest payments over the 60-month life of the loan, based on outstanding borrowings.  The interest rate is fixed at 5.72% over the life of the loan.  There was a $1,566,667 outstanding balance under the TI Loan as of December 31, 2009.

All assets of the Company except our Carson City land and building secure the outstanding borrowings under the Wells Fargo credit facility.

Union Bank Mortgage

In March 2006, we entered into a ten-year mortgage with Union Bank for $1,650,000.  The principal balance of the mortgage bears interest at a fixed annual rate of 6.73%.  Payments on the mortgage are $11,379 per month (based on a 25 year amortization), with the balance of $1,291,666 in principal due on April 1, 2016.  The mortgage is secured by our Carson City land and building.  There was $1,544,265 in principal outstanding under the mortgage as of December 31, 2009.

There are certain financial and non-financial covenants that the Company must meet to be in compliance with the terms of the Wells Fargo credit facility and mortgage with Union Bank.  As of the quarter ended December 31, 2009, we were in compliance with the Wells Fargo and Union Bank covenants.

At December 31, 2009, we had cash and cash equivalents of $1,790,000.  We believe that our cash and cash equivalents on hand, together with cash flows from operations, if any, and amounts available under the credit facilities will be sufficient to meet our working capital and capital expenditure requirements for this and the next year.

In September 2002, our Board of Directors authorized the repurchase on the open market of up to 500,000 shares of our outstanding common stock at a share price no greater than $1.25, subject to compliance with applicable laws and regulations.  There is no requirement that we repurchase all or any portion of such shares.  The maximum total value of the repurchase is not to exceed $500,000.  Since the initiation of the buyback program in 2002 through December 31, 2009, we have repurchased 295,395 shares for $177,213 at an average price of $0.60 per share.  Our Board suspended the buyback authorization in May 2009 and has not set a reinitiation date for the purchase of our shares pursuant to this program.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4T. Controls and Procedures

  The Chief Executive Officer and Chief Financial Officer (the principal executive officer and principal financial officer, respectively) conducted an evaluation of the design and operation of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)).  Based on that evaluation for the quarter ended December 31, 2009, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated, recorded, processed, summarized and reported to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, and to allow timely decisions regarding whether or not disclosure is required.

During the quarter ended December 31, 2009, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A.  Risk Factors.

Except as noted below, there have been no material changes to the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for our fiscal year ended June 30, 2009.  In addition to the information below and the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K, which could materially affect our business, financial condition and future results. The risks described in this report and in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition or operating results.

Our common stock could be delisted from NASDAQ, which could have a material adverse effect on the price of our common stock.

We have previously disclosed that our common stock would be subject to delisting from the NASDAQ Capital Market after January 7, 2010 if our common stock did not meet the $1.00 minimum bid price requirement set forth in NASDAQ’s Listing Rule 5550(a)(2) by that date.  On January 11, 2010, the NASDAQ Staff notified us that our common stock was subject to delisting for failing to comply with the minimum bid price requirement.  In accordance with the Listing Rules, we have requested an oral hearing before a NASDAQ Listing Qualification Panel (“Panel”), which automatically stays the delisting of our common stock pending the issuance of the Panel’s decision after the hearing.  Under the Listing Rules, the Panel may, in its discretion, determine to continue the listing of our common stock for a maximum of 180 calendar days from the date of the Staff’s notification to us, which would be through July 9, 2010.  However, there can be no assurances that the Panel will do so or that our efforts to maintain the listing of our common stock on NASDAQ will be successful.

If our common stock is delisted from the NASDAQ Capital Market, then the market liquidity for our common stock would likely be negatively affected, which would likely have a material adverse effect on the price of our common stock.

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

During the quarter ended December 31, 2009 one of our largest customers (the “Customer”) informed us that it is in the process of developing, and plans to eventually manufacture its own surgical hand pieces which are functionally comparable to the two products currently provided by us.  Aggregate sales of these two products to this Customer during the 12-month period ending November 30, 2009 were $7.5 million, representing 35% of our revenues during the same period.  We have been the exclusive manufacturer of these products since they were developed.  The Customer’s 5-year commitment to exclusivity with us expired on January 6, 2010.  The Customer has not provided firm transition dates or volumes due to the inherent uncertainty in the design, testing, and qualification process associated with the products. As a result, the actual occurrence and specific timing of any transition is very difficult to estimate.  If the Customer were to manufacture the two products in-house, it would have a material adverse effect on our business, financial condition, cash flows, revenue and results of operations.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.    Defaults Upon Senior Securities.

None.

Item 4.    Submissions of Matters to a Vote of Securities Holders.

               On December 4, 2009, we held our 2009 Annual Meeting of Shareholders.  At the meeting our shareholders (i) Elected George Isaac, Michael Berthelot, William Healey, David Holder and Mark Murphy as directors; (ii) approved the authority for the Board of Directors to effect a reverse stock split of all outstanding shares of our common stock at any time between January 1, 2010 and December 31, 2010, if and when deemed by the Board to be in the best interests of the Company and our shareholders; and (iii) ratified the appointment of Moss Adams, LLP as the Company's independent auditors for the fiscal year ending June 30, 2010.

  The proposal to elect the directors received the following votes.

                Mr. Isaac: For 6,894,816; and Withhold 177,623;

                Mr. Berthelot: For 6,741,595; and Withhold 330,844;

                Mr. Healey: For 6,850,642; and Withhold 221,797;

                Mr. Holder: For 6,848,942; and Withhold 223,497;

                Mr. Murphy:  For 6,778,555; and Withhold 294,188.

  The proposal to authorize the Board of Directors to effect a reverse stock split received the following votes: For 6,571,555; Against 499,784, and Abstain 1,100.

  The proposal to ratify the appointment of Moss Adams, LLP received the following votes: For 6,881,674; Against 70,295; and Abstain 119,469.

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

Date: February 4, 2010 PRO-DEX INC.	Date: February 4, 2010 PRO-DEX INC.
By: / s / Mark Murphy	By: / s / Jeffrey J. Ritchey

Mark Murphy	Jeffrey J. Ritchey
Chief Executive Officer	Secretary and Chief Financial Officer (Principal Financial and Accounting Officer)

End of Filing

