Form 10-Q
period 2010-03-31
PRO DEX INC
filed 2010-04-29
CIK 788920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2010

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

Yes [  ] No [X]

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock as of the latest practicable date:  9,753,671 shares of Common Stock, no par value, as of April 28, 2010.

INDEX

Pro-Dex, Inc.

Item 1.      Financial Statements

PRO-DEX, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

	3/31/2010	6/30/2009
ASSETS
Current assets:
Cash and cash equivalents	$3,352,000	$1,124,000
Accounts receivable, net of allowance for doubtful accounts
of $51,000 at 03/31/2010 and $52,000 at 6/30/09	2,776,000	2,515,000
Other Current Receivables	-	16,000
Inventories	2,856,000	3,365,000
Prepaid expenses	232,000	117,000
Prepaid income taxes	-	118,000
Total current assets	9,216,000	7,255,000

Property, plant, equipment and leasehold improvements, net	5,551,000	5,981,000
Other assets:
Goodwill	2,997,000	2,997,000
Intangibles - Patents, net	-	147,000
Other	87,000	87,000
Total other assets	3,084,000	3,231,000
Total assets	$17,851,000	$16,467,000

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$829,000	$827,000
Accrued expenses	2,069,000	1,394,000
Income taxes payable	-	53,000
Current Portion of T.I. Loan	400,000	400,000
Current portion of real estate loan	34,000	33,000
Total current liabilities	3,332,000	2,707,000

Long-term liabilities:
Notes Payable - T.I. Loan	1,067,000	1,367,000
Real estate loan	1,502,000	1,528,000
Deferred income taxes	188,000	171,000
Deferred rent	247,000	212,000
Total long-term liabilities	3,004,000	3,278,000
Total liabilities	6,336,000	5,985,000
Commitments and contingencies
Shareholders' equity:
Common shares; no par value; 50,000,000 shares authorized;
9,680,149 shares issued and outstanding Mar 31, 2010
9,668,671 shares issued and outstanding June 30, 2009	16,670,000	16,574,000
Accumulated deficit	(5,155,000)	(6,092,000)

Total shareholders' equity	11,515,000	10,482,000

Total liabilities and shareholders' equity	$17,851,000	$16,467,000

PRO-DEX, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Three months ended March 31 (unaudited)

	2010	2009

Net sales	$6,161,000	$4,608,000

Cost of sales	3,869,000	3,497,000
Gross profit	2,292,000	1,111,000

Operating expenses:
Selling expense	383,000	315,000
General and administrative expenses	886,000	781,000
Impairment of intangible asset	-	997,000
Research and development costs	614,000	686,000
Total operating expenses	1,883,000	2,779,000

Income (Loss) from operations	409,000	(1,668,000)

Other income (expense):
Royalty income	40,000	-
Interest expense	(50,000)	(56,000)
Total	(10,000)	(56,000)

Income (Loss) before provision (benefit) for income taxes	399,000	(1,724,000)

Provision for income taxes	225,000	1,287,000
Net Income (Loss)	$174,000	$(3,011,000)

Net Income (Loss) per share:
Basic	$0.02	$(0.31)
Diluted	$0.02	$(0.31)

Weighted average shares outstanding - basic	9,703,615	9,684,071
Weighted average shares outstanding - diluted	9,721,693	9,684,071

See notes to condensed consolidated financial statements.

PRO-DEX, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Nine months ended March 31 (unaudited)

	2010	2009

Net sales	$17,490,000	$15,501,000

Cost of sales	11,324,000	10,703,000
Gross profit	6,166,000	4,798,000

Operating expenses:
Selling expense	1,025,000	988,000
General and administrative expenses	2,412,000	2,461,000
Impairment of intangible asset	140,000	997,000
Research and development costs	1,811,000	2,083,000
Total operating expenses	5,388,000	6,529,000

Income (loss) from operations	778,000	(1,731,000)

Other income (expense):
Royalty income	44,000	9,000
Interest expense	(154,000)	(176,000)
Total	(110,000)	(167,000)

Income (Loss) before (benefit) Provision for income taxes	668,000	(1,898,000)

(Benefit) Provision for income taxes	(269,000)	1,149,000
Net Income (loss)	$937,000	$(3,047,000)

Net income (loss) per share:
Basic	$0.10	$(0.31)
Diluted	$0.10	$(0.31)

Weighted average shares outstanding - basic	9,680,149	9,722,408
Weighted average shares outstanding - diluted	9,699,138	9,722,408

See notes to condensed consolidated financial statements.

PRO-DEX, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine months ended March 31 (unaudited)

	2010	2009
Cash Flows from Operating Activities:
Net Income (loss)	$937,000	$(3,047,000)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	546,000	611,000
Impairment of intangible asset	140,000	997,000
Stock based compensation	96,000	129,000
Recovery of doubtful accounts	(1,000)	(35,000)
Increase (Decrease) in deferred taxes	-	(923,000)
Increase in deferred tax allowance	118,000	1,960,000
Changes in:
(Increase) Decrease in accounts receivable	(245,000)	1,043,000
Decrease in inventories	509,000	1,347,000
(Increase) Decrease in prepaid expenses	(115,000)	55,000
(Increase) in other assets	-	(20,000)
Increase (Decrease) in accounts payable and accrued expenses	712,000	(1,341,000)
(Decrease) in income taxes payable	(36,000)	64,000
Net Cash provided by Operating Activities	2,661,000	840,000

Cash Flows From Investing Activities:
Purchases of equipment and leasehold improvements	(109,000)	(181,000)

Net Cash used in Investing Activities	(109,000)	(181,000)

Cash Flows from Financing Activities:
Net (payments) on line of credit	-	(2,000,000)
Principal (payments) on term note	-	(396,000)
Net Principal (Payments) borrowing on TI Loan	(300,000)	1,866,000
Principal (payments) on mortgage	(24,000)	(23,000)
Stock repurchases	-	(119,000)

Net Cash used by Financing Activities	(324,000)	(672,000)

Net increase (decrease) in Cash and Cash Equivalents	2,228,000	(13,000)
Cash and Cash Equivalents, beginning of period	1,124,000	517,000

Cash and Cash Equivalents, end of period	$3,352,000	$504,000

Supplemental Information
Cash payments for interest	$157,000	$178,000

Cash payments for income taxes	$87,000	$-

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

NOTE 2.         INVENTORIES

      Inventories are stated at the lower of cost (the first-in, first-out method) or market and consist of the following:

	March 31, 2010	June 30, 2009
Raw Materials	$1,167,000	$1,290,000
Work in process	557,000	867,000
Finished goods	$1,132,000	1,208,000
Total inventories	$2,856,000	$3,365,000

NOTE 3.         WARRANTY

The warranty reserve is based on historical costs of warranty repairs and expected future identifiable warranty expenses.  As of March 31, 2010, within our accrued expenses, we carried a warranty reserve of $734,000 which was comprised of $686,000 for medical products, $8,000 for aerospace products and $40,000 for dental and industrial products.  Warranty expenses are reflected in the financial statements in cost of sales (“COS”).  Adjustments to pre-existing warranties are due to assumption changes resulting from updating the cost to repair and warranty return rates to the current estimated cost and return rates.  The total warranty expense reflected in the COS for the quarter ended March 31, 2010 was $218,000 and for the nine-months ended March 31, 2010 was $586,000.  The total warranty expense reflected in the COS for the quarter ended March 31, 2009 was $26,000 and for the nine-months ended March 31, 2009 was $184,000.

The warranty accrual and expenses for the three and nine-months ended March 31, 2010 and 2009 are presented below:

	Three months Ended March 31,
	2010	2009
Beginning Balance	$649,000	$685,000
Warranties issued during period	$161,000	$167,000
Adjustments to pre-existing warranties
due to assumption changes	$57,000	$(141,000)
Settlements (actual expenditures)	$(133,000)	$(132,000)
Ending Balance	$734,000	$579,000
6

	Nine months Ended March 31,
	2010	2009
Beginning Balance	$518,000	$861,000
Warranties issued during period	$538,000	$524,000
Adjustments to pre-existing warranties
due to assumption changes	$48,000	$(340,000)
Settlements (actual expenditures)	$(370,000)	$(466,000)
Ending Balance	$734,000	$579,000

NOTE 4.         NET INCOME (LOSS) PER SHARE

            The following table reconciles the weighted average shares outstanding for basic and diluted net income per share for the periods indicated.

	Three Months Ended March 31,
	2010	2009
Net Income (loss)	$174,000	$(3,011,000)
Basic net income (loss) per common share:
Weighted average number of common shares outstanding	9,703,615	9,684,071
Basic net income (loss) per common share	$0.02	$(0.31)

Diluted net income (loss) per share:
Weighted average of common shares outstanding	9,703,615	9,684,071
Effect of potentially dilutive securities (options)	18,078	-
Weighted average number of common and shares - Diluted	9,721,693	9,684,071
Diluted net income (loss) per common share	$0.02	$(0.31)

	Nine Months Ended March 31,
	2010	2009
Net income (loss)	$937,000	$(3,047,000)
Basic net income per common share:
Weighted average number of common shares outstanding	9,680,149	9,722,408
Basic net income (loss) per common share	$0.10	$(0.31)

Diluted net income per share:
Weighted average of common shares outstanding	9,680,149	9,722,408
Effect of potentially dilutive securities (options)	18,989	-
Weighted average number of common and shares - Diluted	9,699,138	9,722,408
Diluted net income (loss) per common share	$0.10	$(0.31)

Potentially dilutive securities not included in the diluted loss per share calculation due to net losses from continuing operations and for options that have a strike price higher than the market price for our common stock (no intrinsic value) are as follows (unaudited):

	Three Months Ended March 31,
	2010	2009
Options to purchase common shares	415,500	1,032,691
Restricted Shares	-	50,993
Warrants to purchase common shares	-	59,993
Total potentially dilutive securities excluded due to no intrinsic value	415,500	1,143,677

	Nine Months Ended March 31,
	2010	2009
Options to purchase common shares	-	29,715
Restricted Shares	-	-
Warrants to purchase common shares	-	-
Total potentially dilutive securities excluded due to net loss	-	29,715

Options to purchase common shares	415,500	1,111,989
Restricted Shares	-	50,993
Warrants to purchase common shares	-	59,993
Total potentially dilutive securities excluded due to no intrinsic value	415,500	1,222,975

NOTE 5.         CREDIT FACILITIES

We have a credit facility with Wells Fargo Bank, N.A. (“Wells Fargo”) and a mortgage with Union Bank of California, N.A (“Union Bank”).

Wells Fargo Credit Facility

As of March 31, 2010, the Wells Fargo credit facility had two components:

  a revolving Credit Line Note (“line of credit”) of up to $1,000,000 in borrowing availability, and a Five year Term Note (the “TI Loan”) with an initial balance of  $2,000,000, of which $1,466,667 was outstanding as of March 31, 2010.

If borrowings under the line of credit exceed $500,000, the maximum amount of borrowing is limited to the lesser of $1,000,000 or 70% of the eligible accounts receivable plus 40% of the eligible inventory.  Its terms require monthly interest payments at either (i) the prime rate of interest (3.25% at March 31, 2010) plus 1.50%, or (ii) three-month LIBOR (0.292% at March 31, 2010) plus 2.50%, at our discretion, based on outstanding borrowings.  The line of credit expires on November 1, 2010.  We are charged an unused credit line fee of 1.5% per annum payable quarterly on the average balance of the line of credit that is not used.  There was no outstanding balance under the credit line as of March 31, 2010.  The total eligible additional borrowing capacity under the line of credit as of March 31, 2010 was $1,000,000.

The TI Loan had an initial balance of $2,000,000.  The borrowings from this term commitment were used for construction of tenant improvements for our Irvine, California facility.  Its terms require monthly principal and interest payments over the 60-month life of the loan, based on outstanding borrowings.  The interest rate is fixed at 5.72% over the life of the loan.  There was a $1,466,667 outstanding balance under the TI Loan as of March 31, 2010.

All assets of the Company except our Carson City land and building secure the outstanding borrowings under the Wells Fargo credit facility.

Union Bank Mortgage

In March 2006, we entered into a ten-year mortgage with Union Bank for $1,650,000.  The principal balance of the mortgage bears interest at a fixed annual rate of 6.73%.  Payments on the mortgage are $11,379 per month (based on a 25 year amortization), with the balance of $1,291,666 in principal due on April 1, 2016.  The mortgage is secured by our Carson City land and building.  There was $1,536,063 in principal outstanding under the mortgage as of March 31, 2010.

There are certain financial and non-financial covenants that the Company must meet to be in compliance with the terms of the Wells Fargo credit facility and mortgage with Union Bank.  As of the quarter ended March 31, 2010, we were in compliance with the Wells Fargo and Union Bank covenants.

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

Significant management judgment is required in determining our provision for income taxes and the recoverability of our deferred tax assets.  Such determination is based primarily on our historical taxable income, with some consideration given to our estimates of future taxable income by jurisdictions in which we operate and the period over which our deferred tax assets will be recoverable.  Due to cumulative taxable losses during the past three years, we recorded a $2,241,000 valuation allowance against our deferred tax assets in the year ended June 30, 2009.

  As of March 31, 2010, the valuation allowance against our deferred tax assets is approximately $1,810,000.  The change in valuation allowance is due primarily to realization of the Company's deferred tax asset for the federal net operating loss carryover generated in the year ended June 30, 2009.  Federal legislation enacted on November 6, 2009 provided for a five year carry back of certain Net Operating Losses increasing the time period eligible to take the benefit of these losses from two years.

As of March 31, 2010, pursuant to ASC 740 (formerly FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes"), we have accrued $63,000 of unrecognized tax benefits related to state income tax matters that would reduce the Company’s income tax expense if recognized and would result in a corresponding decrease in the Company’s effective tax rate.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at July 1, 2009	$ 54,000
Additions based on tax positions related to the current year	0
Additions for tax positions of prior years	9,000
Reductions for tax positions of prior years	0
Settlements	0
------------
Balance at March 31, 2010	$ 63,000

We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense when applicable. As of March 31, 2010, there was no interest or penalties applicable to our unrecognized tax benefits since the Company has sufficient tax attributes available to fully offset any potential assessment of additional tax.

Pro-Dex and its subsidiaries are subject to U.S. federal income tax, as well as income tax of multiple state tax jurisdictions. We are currently open to audit under the statute of limitations by the Internal Revenue Service for the years ended June 30, 2007 through June 30, 2009.  Our state income tax returns are open to audit under the statute of limitations for the years ended June 30, 2006 through June 30, 2009.  We do not anticipate a significant change to the total amount of unrecognized tax benefits within the next 12 months.

NOTE 7.         SHARE-BASED COMPENSATION

Share-based compensation pre-tax expense pursuant to ASC 718 (formerly SFAS 123(R)) was $25,000 and $42,000 for the three months and was $96,000 and $129,000 for the nine months ended March 31, 2010 and 2009, respectively, which were related to stock options and restricted stock grants.  Share-based compensation expense reduced our results of operations as shown:

	Three months ended March 31,
	(unaudited)
	2010	2009
Share-based compensation expense recognized:
General and administrative, options	$6,000	$13,000
General and administrative, restricted stock	19,000	29,000
Subtotal expense	25,000	42,000
Related deferred tax benefit	(9,000)	-
Decrease in net income	$16,000	$42,000

Decrease in basic earnings per share	$0.00	$0.00
Decrease in diluted earnings per share	$0.00	$0.00

	Nine months ended March 31,
	(unaudited)
	2010	2009
Share-based compensation expense recognized:
General and administrative, options	$18,000	$41,000
General and administrative, restricted stock	78,000	88,000
Subtotal expense	96,000	129,000
Related deferred tax benefit	(33,000)	-
Decrease in net income	$63,000	$129,000

Decrease in basic earnings per share	$0.01	$0.01
Decrease in diluted earnings per share	$0.01	$0.01

As of March 31, 2010, there was $17,000 of total unrecognized compensation cost related to 102,500 non-vested outstanding stock options with a per share weighted average value of $0.96.  The unrecognized expense is anticipated to be recognized on a straight-line basis over a weighted average period of 0.6 years.  The following is a summary of stock option activity in the nine months ending March 31, 2010 and 2009 (unaudited):

	2010		2009
		Weighted- Average		Weighted- Average
Options	Shares	Exercise Price	Shares	Exercise Price
Outstanding at beginning of fiscal year (7/1)	933,000	$1.42	1,109,500	$1.58
Granted	66,000	0.52	106,000	0.62
Exercised	-	-	-	-
Forfeited	(417,500)	1.43	(22,500)	1.92
Outstanding at end of period (3/31)	581,500	$1.31	1,193,000	$1.49

Exercisable at end of period (3/31)	479,000	$1.39	1,019,500	$1.56

Weighted-average fair value per
Option granted during the period		$0.22		$0.28
10

The following table summarizes information regarding options outstanding and options exercisable at March 31, 2010 (unaudited). The intrinsic value indicated on the table below is based on the stock price at March 31, 2010 of $0.51 per common share.

		Options Outstanding			Options Exercisable
		Weighted- Average	Weighted- Average	Aggregate		Weighted- Average	Aggregate
Range of	Number	Remaining	Exercise	Intrinsic	Number	Exercise	Intrinsic
Exercise Price	Outstanding	Contractual Life	Price	Value	Outstanding	Price	Value
$0.42 to $0.81	249,500	5.7 years	$0.56	$8,920	194,000	$0.56	$8,230
$1.00 to $1.56	182,000	6.3 years	1.39	$-	135,000	1.37	$-
$1.74 to $2.18	60,000	4.7 years	1.84	$-	60,000	1.84	$-
$2.55 to $3.30	90,000	5.3 years	2.89	$-	90,000	2.89	$-
Total	581,500	5.7 years	$1.31	$8,920	479,000	$1.39	$8,230

Restricted Stock

The following is a summary of restricted share activity in the nine months ending March 31, 2010 and 2009 respectively (unaudited):

	2010		2009
		Weighted-Average		Weighted- Average
Restricted shares	Shares	Exercise Price	Shares	Exercise Price
Outstanding at beginning of fiscal year (7/1)	85,000	$1.38	170,000	$1.38
Granted	-	-	-	-
Issued	(85,000)	$1.38	(85,000)	$1.38
Forfeited	-	-	-	-
Outstanding at end of period (3/31)	-	$-	85,000	$1.38

Exercisable at end of period (3/31)	-	$-	-	$-

As of March 31, 2010, there was no remaining unrecognized compensation cost related to non-vested outstanding restricted shares.

 NOTE 8.         MAJOR CUSTOMERS

We had two major customers (defined as a customer that represents greater than 10% of the Company’s total revenues) in the nine months ended March 31, 2010 and 2009.

		Nine months ended March 31,
		(unaudited)
	2010		2009
	Revenues	Accts. Rec.	Revenues	Accts. Rec.
Customer 1	$3,727,000	$269,000	$3,070,000	$720,000
Customer 2	$6,584,000	$869,000	$4,509,000	$527,000

We have been notified by Customer 2 that they are in the process of developing, and plan to eventually manufacture, their own surgical hand pieces which are functionally comparable to the two products currently provided by the Company.  Pro-Dex has been the exclusive manufacturer of these products since they were developed.

The Customer has not provided firm transition dates or volumes due to the inherent uncertainty in the design, testing, and qualification process.

In March, 2010 the Company received purchase orders from this customer for production of the first product for quantities that would support the Customer’s historical consumption rates through the Company’s fourth quarter of fiscal year 2011.  Because the Customer has stated it intends to build inventory, it has requested to take delivery of all of these hand pieces by the end of October 2010.

Regarding the second product, the customer’s original planning communicated in December 2009 was extended by six months through at least June 2011 and the Company received a purchase order for normal deliveries through February 2011, with a follow-on P.O. for the balance expected by us toward the end of this calendar year as indicated by the customer’s latest communication.  The purchase orders for products one and two totaled $4.2 million.  Additionally, the Customer indicated both in December 2009 and March 2010 that they intend to continue purchasing some portion of these products from the Company for up to three years to support existing customers with additional and replacement units of the same type and in specific geographic markets where regulatory registration for the replacement units requires an extended period of time.

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

On June 23, 2008, the Orange County Water District (“OCWD”) filed a complaint in the Superior Court of the State of California in the County of Orange concerning remediation of alleged ground water contamination in the Orange County Groundwater South Basin; Orange County Water District v. Sabic Innovative Plastics U.S. LLC, et al., Case No. 00078246.  The South Basin underlies parts of Santa Ana, California and adjacent cities.  The complaint identifies 17 named defendants, including Pro-Dex, and also designates 400 unnamed Doe defendants.  We moved out of this Santa Ana site in April, 2008 and have no remaining operations there.  Since January 1, 2009, OCWD has named 11 additional defendants by multiple amendments to its complaint.

The complaint alleges that the defendants contaminated the South Basin with volatile organic chemicals (“VOCs”) and perchlorate through various activities at properties each defendant now controls or has controlled in the past.  Through its lawsuit, the OCWD seeks compensatory relief for all its own remedial activities, and injunctive relief to compel the defendants to undertake remedial activities in general.  The complaint does not, however, specify any remedial activities that the OCWD has undertaken to date or any remedial activities that it seeks any particular defendants to undertake.  Moreover, from our investigation of OCWD’s remedial activities to date, we have determined that the OCWD is in the early stages of its remedial investigation for the South Basin groundwater contamination.  In two recent Case Management Conferences before the court, OCWD has refused defendants’ request to designate a date by which it will disclose its proposed soil and groundwater cleanup remedies.

As noted above, 27 other entities are named defendants in this case along with Pro-Dex.  While some are small businesses, others are larger corporations or their subsidiaries.  Further, as this case progresses, the OCWD is likely to add at least a few more named defendants to the case from the 400 Doe defendants it has designated in the current complaint.  In the indeterminable event that we would be held liable in the case, OCWD’s total recovery probably would be allocated among several defendants, each of which would pay only a proportionate share of that total recovery.

One of our past insurers has committed to pay most of our defense costs for the lawsuit, and has done so to date, while reserving its rights as to whether it will cover any damages awarded against us, or any settlement payment to which Pro-Dex agrees to resolve the lawsuit, under past policies issued to us for a three-year period, March 31, 1983 to March 31, 1986.  The policies of these years have occurrence payment limits of $500,000.

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

On February 3, 2010, the Company and Patrick Johnson, the Company's Executive Vice President and Chief Business Development Officer, entered into a Separation Agreement and General Release of All Claims (“Separation Agreement”) concerning the conclusion of Mr. Johnson's employment services with the Company effective as of February 5, 2010 (the “Separation Date”).

As part of the separation agreement, the Company will:  (i) pay Mr. Johnson, over a period of six months beginning on the Separation Date, in regular installments, a gross amount equal to Mr. Johnson’s last regular bi-weekly salary until the total gross payments have reached the amount of $105,000, less applicable legal deductions and withholdings; (ii) provided Mr. Johnson elects coverage under the Company’s group health insurance program prior to the Separation Date, and makes a timely election for continued coverage pursuant to COBRA, pay the Company’s portion of the monthly premiums for such continued coverage under the Company’s group health insurance program for a period from the Separation Date through July 31, 2010, with continuing coverage thereafter at Mr. Johnson's election and sole expense, as available; and (iii) make available to Mr. Johnson the following Additional Contingent Separation Payment (“ACSP”), subject to the provisions of the Separation Agreement:

  at any time between March 8, 2010, through August 7, 2010, Mr. Johnson shall be entitled to notify the Company in writing that he wishes to cause the Company to calculate and pay him all or a portion of the ACSP, in which event the Company:

(a)        shall calculate the average closing price of its common stock for the five trading days immediately preceding the date of the receipt of Mr. Johnson’s written notice (the “Five Day Price”).  If the Five Day Price is greater than $1.50, then $1.50 shall be used as the Five Day Price;

(b)        shall, with respect to one or more such option grants as Mr. Johnson shall have identified in his written notice that were (i) previously held by Mr. Johnson under grant dates from June 30, 2001 through September 6, 2002, (ii) outstanding as of the Separation Date, and (iii) not exercised by Mr. Johnson between the Separation Date and March 7, 2010 (each a “Reference Grant”), subtract from the Five Day Price the strike (i.e., exercise) price of each Reference Grant identified in the written notice; and

(c)        shall pay to Mr. Johnson an ACSP equal to the product of (i) amount arrived at in (b) above, multiplied by (ii) the total number of options that are contained in each Reference Grant specified by Mr. Johnson in his written notice;

  the maximum aggregate ACSP shall in no event exceed $117,125;

  Mr. Johnson’s eligibility to request payment of the ACSP is further subject to the following provisions:  (a) at no time from the Separation Date through August 7, 2010, shall Mr. Johnson take any action with a purpose of influencing the stock price of the Company’s common stock, and (b) at no time from March 8, 2010, through August 7, 2010, shall Mr. Johnson trade, for himself or anyone acting in concert with him, in the stock, options or other equity of the Company; and

  the numbers and amount used in calculating the ACSP are to be proportionately adjusted in the event of any reverse or forward stock split or other adjustment to the capital structure of the Company.

At the closing NASDAQ market price of $0.51 as of March 31, 2010, there is no positive value for the ACSP.

Reference Grant
Shares	Strike Price	Value
112,500	$0.81	$-
75,000	$1.06	-
100,000	$1.42	-
287,500		$-

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

The following valuation methodology was used for the Company’s assets to measure fair value at March 31, 2010:

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

The following fair value hierarchy table presents information about the Company’s assets measured at fair value on a recurring basis as of March 31, 2010 (unaudited):

Description	Level 1	Level 2	Level 3	Total

Cash and cash equivalents	$3,352,000	$-	$-	$3,352,000

Total	$3,352,000	$-	$-	$3,352,000

NOTE 11.       SUBSEQUENT EVENTS

We have evaluated events or transactions that occurred after the balance sheet date of March 31, 2010 through April 28, 2010, which is the date the financial statements were issued.

On April 7, 2010 we issued a press release and filed a Form 8-K announcing that the NASDAQ Hearing Panel determined to grant the Company’s request for continued listing on The NASDAQ Capital Market subject to the condition that, on or before July 12, 2010, the Company evidence a closing bid price of $1 or more for a minimum of ten consecutive trading days.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

COMPANY OVERVIEW

The following discussion and analysis provides information that our management believes is relevant to an assessment and understanding of the results of operations and financial condition of Pro-Dex, Inc. (“Company”, “Pro-Dex”, “we”, “our” or “us”)  for each of the three and nine month periods ended March 31, 2010 and 2009, respectively.  This discussion should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included elsewhere in this report. This report contains certain forward-looking statements and information. The cautionary statements included herein should be read as being applicable to all related forward-looking statements wherever they may appear.  Our actual future results could differ materially from those discussed herein.  Our critical accounting policies relate to revenue recognition, inventory valuation for slow moving items, impairment of goodwill and intangibles, warranty reserves, and recoverability of deferred income taxes.

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

We monitor current market conditions and review for potential triggering events quarterly to determine if there is a need for interim impairment testing. We determined that a triggering event for the Astromec and Micro Motors goodwill occurred in the quarter ending December 31, 2009 as a large current customer notified us they were developing a product that would take the place of one that we currently sell them and another customer chose not to enter into a production contract for a product we developed for them.  We also determined that a triggering event occurred in the quarter ending December 31, 2009 with the patent intangible asset because no distribution partner or acquirer surfaced since the previous fiscal year end.  No triggering event occurred in the quarter ending March 31, 2010.

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

We identify two reporting units for purposes of our annual goodwill impairment testing arising from its acquisitions of Micro Motors and Astromec.  In accordance with ASC 350 (formerly SFAS No. 142), goodwill is not amortized and is assessed annually for impairment (as of April 1) or whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable.  Our Carson City reporting unit corresponds to the operations resulting from the Astromec acquisition, while our Irvine reporting unit corresponds to the operations resulting from the Micro Motors acquisition.  Our intangible asset was related to the interosseous patents associated with the “Intraflow” acquisition.  We did not test for impairment in the quarter ending March 31, 2010 as no triggering event occurred.

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

Property, Plant, Equipment & Leasehold Improvements, Net

            Property, plant and equipment is recorded at cost and consists of the following:

	3/31/2010	6/30/2009
	Unaudited	Audited
Land	$757,000	$757,000
Building	$1,470,000	$1,470,000
Leasehold Improvements	$2,287,000	$2,283,000
Equipment	$6,725,000	$6,620,000
Total	$11,239,000	$11,130,000
Accumulated Depreciation	$(5,688,000)	$(5,149,000)
Total property, pland & equipment, net	$5,551,000	$5,981,000

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

The Company's revenue is derived from five main customer types.  The proportion of total sales to each customer type and sales by location are noted in the tables below (unaudited):

	Three months Ended March 31,				Nine months Ended March 31,
Sales by customer type ($'000)	2010		2009		2010		2009
Medical	3,546	58%	2,912	63%	10,324	59%	8,275	53%
Aerospace	964	16%	387	8%	2,403	14%	1,809	12%
Industrial	593	10%	243	5%	1,705	10%	2,054	13%
Dental	508	8%	$574	12%	$1,527	9%	$1,883	12%
Government and other	550	9%	492	11%	1,532	9%	1,480	10%
Total Sales	$6,161	100%	$4,608	100%	$17,491	100%	$15,501	100%

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

At the present time, we are generally able to fill orders within 60 days.  At March 31, 2010, we had a backlog, including orders for delivery beyond 60 days, of $13.2 million compared with a backlog of $11.6 million at March 31, 2009 and $9.9 million at June 30, 2009.  We expect to ship most of our backlog in fiscal year 2010 and the remainder in fiscal year 2011 and 2012.  The increased backlog compared to March 2009 and June 2009 is related to orders by our largest customer (see Note 8).  We experience some seasonal fluctuations in our new order bookings as increases in our fiscal second quarter orders correspond to new calendar year advance orders from our major customers. We may experience variability in our new order bookings due to the timing of major new product launches and customer planned inventory builds.  However, we do not typically experience seasonal fluctuations in our shipments and revenues.

RESULTS OF OPERATIONS

For the Three-Month periods ended March 31, 2010 and 2009

            The following table sets forth the periods indicated and the percentage of net revenues represented by each item in our Consolidated Statements of Operations.

(In Thousands)	Three Months Ended March 31,
	2010		2009
Net sales:	$6,161	100%	$4,608	100%
Cost of sales	3,869	63%	3,497	76%
Gross Profit	2,292	37%	1,111	24%

Selling, general and administrative expenses	1,269	21%	1,096	24%
Impairment of intangible asset	-	0%	997	22%
Research and development costs	614	10%	686	15%
Income (Loss) from Operations	409	7%	(1,668)	-36%

Net interest and other expense	(10)	0%	(56)	-1%

Provision for income taxes	225	4%	1,287	28%
Net income	$174	3%	$(3,011)	-65%

Net Sales.  Consolidated sales increased $1,553,000 to $6,161,000 from $4,608,000 for the quarter ended March 31, 2010 compared to the quarter ended March 31, 2009.  The increase was primarily due to a partial recovery from the large downturn in the third quarter of fiscal year 2009.  The third quarter of 2009 saw a substantial decrease in industrial motion control sales, as that industry was severely negatively impacted by the economic climate.  Aerospace sales were negatively impacted by the timing of deliveries on certain contracts that had lower requirements during the quarter ended March 31, 2009.  Finally, the election of a customer to forego commercial production of a product resulted in a $250,000 fee in the quarter ended March 31, 2010.

Although selective price increases and decreases were implemented in response to market conditions, the majority of the sales changes for each product line are due primarily to changes in sales volume, not the effect of price changes.

Gross Profit and Gross Profit Percentage of Sales.  Our consolidated gross profit for the quarter ended March 31, 2010 increased $1,181,000 or 106% over the same quarter in the previous year due to the higher sales volume and fee.  Gross profit as a percentage of sales was 13% higher at 37% for the quarter ended March 31, 2010 compared to 24% for the quarter ended March 31, 2009.  Gross profit margins were increased from the same quarter in the previous year due to better facility utilization from the higher sales levels and a favorable sales mix that included additional high margin industrial motion control products.  Gross profit and gross profit as a percentage of sales were as follows (unaudited):

	Three Months Ended March 31,
	2010	2009	Increase
Gross Profit	$2,292,000	$1,111,000	106%
Gross Profit Percentage of Sales	37%	24%

Selling, General and Administrative Costs (S, G&A).  Consolidated S, G&A expenses decreased to $1,269,000 for the quarter ended March 31, 2010 from $2,094,000 for the quarter ended March 31, 2009.  The decrease in total S, G & A costs was due to the intangible impairment charge ($997,000) during the quarter ending March 31, 2009.  The decrease related to the intangible impairment charge was offset by increases in both Selling and General and Administrative expense.  The Selling expenses increased due to the ramping up of marketing expenditures ($61,000).  G&A expense increased due to higher net severance expense ($68,000) and larger legal expenses ($61,000), which were offset by lower patent amortization cost ($25,000).  As a percentage of sales, S, G&A expenses decreased to 21% of sales from 45% of sales for the quarter ended March 31, 2010 and 2009 respectively.  The impairment charge accounted for 22% of sales in the quarter ended March 31, 2009.  S, G&A costs were as follows (unaudited):

	Three Months Ended March 31,
	2010	2009	Increase
Selling	$383,000	$315,000	22%
Impairment of intangible asset	$-	$997,000	N/A
General and administrative	$886,000	$782,000	13%
Total S, G&A	$1,269,000	$2,094,000	-39%
Selling, General & Administrative Percentage of Sales	21%	45%

Research and Development (R&D) Costs.   Research and development cost decreased $72,000 to $614,000 for the quarter ended March 31, 2010 from $686,000 for the quarter ended March 31, 2009, a decrease of 10%.  The decrease was due mainly to lower labor costs ($73,000).  Company-funded research and development costs were as follows (unaudited):

	Three Months Ended March 31,
	2010	2009	Decrease
Research and Development costs	$614,000	$686,000	-10%
R & D Percentage of Sales	10%	15%

Operating Profit and Operating Profit Percentage of Sales.  Our resulting consolidated operating profit for the quarter ended March 31, 2010 increased to $409,000 compared to an operating loss of ($1,668,000) for the same quarter in the previous year.  Operating profit as a percentage of sales increased to 7% for the quarter ended March 31, 2010 compared to -36% for the quarter ended March 31, 2009.  Operating profit and margin were as follows (unaudited):

	Three Months Ended March 31,
	2010	2009	Increase
Operating Profit	$409,000	$(1,668,000)	N/A
Operating Profit Percentage of Sales	7%	-36%

Royalties and Other Income.  We received $40,000 in royalty income in the three months ended March 31, 2010, compared to no royalty income in the quarter ended March 31, 2009.  The $40,000 royalty was a one-time final payment ending the royalty obligation.  We had no “Other Income” in either period.

Net Interest Expense.  Net interest expense for the quarter ended March 31, 2010 was $50,000 compared to $56,000 in the quarter ended March 31, 2009 due to lower debt levels.

Income Tax (Benefit). Our estimated effective combined federal and state tax rate on income from operations for the quarter ended March 31, 2010 resulted in a provision of 56% to earnings before tax compared to a -75% provision to earnings before tax for the quarter ended March 31, 2009.  The inflated 2010 rate is due primarily to booking $93,000 in credits last quarter that were freed up for future use and not refunded, which, combined with the realization of alternative minimum tax $131,000 created for the current quarter.  The reason for the higher 2009 rate was due to a $1,960,000 valuation allowance against our current and long term deferred tax assets.

Net Income.  Our net income for the three months ended March 31, 2010 was $174,000 or $0.02 per share on a basic and diluted basis, as compared to a net loss of $(3,011,000) or $0.31 per share on a basic and diluted basis for the three months ended March 31, 2009.

For the Nine-Month periods ended March 31, 2010 and 2009

            The following table sets forth the periods indicated and the percentage of net revenues represented by each item in our Consolidated Statements of Operations.

(In Thousands)	Nine Months Ended March 31,
	2010		2009
Net sales:	$17,490	100%	$15,501	100%
Cost of sales	11,324	65%	10,703	69%
Gross Profit	6,166	35%	4,798	31%

Selling, general and administrative expenses	3,437	20%	3,449	22%
Impairment of intangible asset	140	1%	997	6%
Research and development costs	1,811	10%	2,083	13%
Income (Loss) from Operations	778	4%	(1,731)	-11%

Net interest and other expense	(110)	-1%	(167)	-1%

(Benefit) provision for income taxes	(269)	-2%	1,149	7%
Net Income (loss)	$937	5%	$(3,047)	-20%

Net Sales.  Consolidated net sales increased $1,989,000 from $15,501,000 for the nine months ended March 31, 2009 to $17,490,000 for the nine months ended March 31, 2010.  The increase was due to the delivery of a newly developed product to a major medical customer which began during the second quarter of fiscal year 2010 and has continued into the third quarter in addition to a 46% increase in revenue from our largest customer. Also, we saw the partial recovery from the economic downturn, especially in motion control sales, in the third quarter of fiscal year 2009.  Finally, the election of a customer to forego commercial production of a product resulted in a $250,000 fee in the quarter ended March 31, 2010.

Although selective price increases and decreases were implemented in response to market conditions, the majority of the sales changes for each product line are due primarily to changes in sales volume, not the effect of price changes.

Gross Profit and Gross Profit Percentage of Sales.  Our consolidated gross profit for the nine months ended March 31, 2010 increased $ 1,368,000 or 29% over the same period in the previous year due to higher sales volume.  Gross profit as a percentage of sales was 4% higher at 35% for the nine months ended March 31, 2010, compared to 31% for the same period ended March 31, 2009.  Gross profit and gross profit as a percentage of sales were as follows (unaudited):

	Nine Months Ended March 31,
	2010	2009	Increase
Gross Profit	$6,166,000	$4,798,000	29%
Gross Profit Percentage of Sales	35%	31%

Selling, General and Administrative Costs (S, G&A).  Consolidated S, G&A expenses decreased to $3,577,000 for the nine months ended March 31, 2010 from $4,447,000 for the nine months ended March 31, 2009.  S, G&A costs were lower in the first nine months of 2010 compared to the first nine months of 2009 due to the intangible impairment charge ($997,000) during the quarter ending March 31, 2009.  The remainder of the unamortized patent related intangible was determined to be impaired during the quarter ended December 31, 2009 and expensed ($140,000).  The decrease related to the impairment charge was offset by an increase in Selling expense due to increased headcount ($52,000).  General and administrative costs were lower due to reduced consulting expense related to Sarbanes-Oxley compliance ($50,000).  As a percentage of sales, S, G&A expenses decreased to 20% of sales from 29% of sales for the nine months ended March 31, 2010 and 2009, respectively.  The impairment accounted for 1% and 6% of sales for the nine months ending March 31, 2010 and 2009 respectively.  S, G&A costs were as follows (unaudited):

	Nine Months Ended March 31,
	2010	2009	Decrease
Selling	$1,025,000	$988,000	4%
General and administrative	$2,412,000	$2,462,000	-2%
Impairment of intangible asset	$140,000	$997,000	-86%
Total S, G&A	$3,577,000	$4,447,000	-20%
Selling, General & Administrative Percentage of Sales	20%	29%

Research and Development (R&D) Costs.  Research and development expenses decreased $272,000 to $1,811,000 for the nine months ended March 31, 2010 from $2,083,000 for the nine months ended March 31, 2009, a decrease of 13%.  The decrease was primarily due to decreased labor and related costs ($271,000). Research and development costs were as follows (unaudited):

	Nine Months Ended March 31,
	2010	2009	Decrease
Research and Development costs	$1,811,000	$2,083,000	-13%
R & D Percentage of Sales	10%	13%

Operating Profit (loss) and Operating Profit (loss) Percentage of Sales.  Our consolidated operating profit for the nine months ended March 31, 2010 was $778,000 compared to an operating loss of ($1,731,000) for the same period in the previous year.  Operating profit as a percentage of sales increased to 4% for the nine months ended March 31, 2010 compared to an operating loss of (11%) for the nine months ended March 31, 2009.  Operating profit and margin were as follows (unaudited):

	Nine Months Ended March 31,
	2010	2009	Increase
Operating Profit (loss)	$778,000	$(1,731,000)	N/A
Operating Profit Percentage of Sales	4%	-11%

Royalties and Other Income.  We received $44,000 in royalty payments in the nine months ended March 31, 2010, compared to $9,000 in royalty payments in the nine months ended March 31, 2009.  $40,000 of the $44,000 in the nine months ended March 31, 2010 was related to a final one-time payment ending the royalty obligation.  We had no “Other Income” in either period.

Net Interest Income/Expense.  Net interest expense for the nine months ending March 31, 2010 was $154,000 compared to net interest expense of $176,000 in the nine months ended March 31, 2009, due to lower debt balances.

Income Tax (Benefit) Provision. Our estimated effective combined federal and state tax rate on income from operations for the nine months ended March 31, 2010 resulted in a benefit to earnings before tax of 40% compared to a provision of -61% to earnings before tax for the nine months ended March 31, 2009.  The difference in the 2009 rate is due primarily to the realization of a portion of the Company's deferred tax asset for the federal net operating loss carryover generated in the year ended June 30, 2009.  Federal legislation enacted on November 6, 2009 provided for a five year carry back of certain NOLs.  The reason for the inflated 2009 rate was due to a $1,960,000 valuation allowance against our current and long term deferred tax assets.

Net Income/Loss.  Our net income for the nine months ended March 31, 2010 was $937,000 or $0.10 per share, as compared to a loss of $3,047,000 or $0.31 per share on a basic and diluted basis for the nine months ended March 31, 2009.

Liquidity and Capital Resources

The following table presents selected financial information as of the end of the third quarter of fiscal 2010 and 2009, respectively, as well as of the year ended June 30, 2009:

	As of March 31,		As of
	2010	2009	June 30, 2009
Cash and cash equivalents	$3,352,000	$504,000	$1,124,000
Working Capital¹	$5,842,000	$4,264,000	$4,548,000
Credit Line outstanding balance	$0	$0	$0
Net (Cash) Debt³	$(349,000)	$3,465,000	$2,204,000
Tangible book value/common share²	$0.87	$0.73	$0.76
Number of days of sales outstanding (DSO) in
accounts receivable at end of quarter [4]	41	40	41

1 Working Capital = Ending Current Assets less Ending Current Liabilities.

2 Tangible book value/common share = (Total shareholders’ equity – Net intangible asset (patents) - Goodwill) / (basic outstanding shares).

3 Net (Cash) Debt = Total Ending Long Term plus Current Portion of Debt plus Credit Line less Cash

4 DSO = Ending Net Accounts Receivable balance / (Previous Quarter Sales / 91).

Our working capital at March 31, 2010 increased to $5.8 million compared to $4.3 million at March 31, 2009 and was $1.3 million higher than the $4.5 million at June 30, 2009.   Cash flow provided by operations was $2,661,000 during the nine months ended March 31, 2010 compared to cash flow provided by operations of $840,000 during the nine months ended March 31, 2009.  Fiscal year 2010 cash increased mainly because of increased profitability combined with increases in accrued expenses and decreases in inventory offset by an increase in trade accounts receivable.

During the quarter ended December 31, 2010 one of our largest customers (the “Customer”) informed us they are in the process of developing, and plan to eventually manufacture their own surgical hand pieces which are functionally comparable to the two products currently provided by the Company.  Pro-Dex has been the exclusive manufacturer of these products since they were developed.

The Customer has not provided firm transition dates or volumes due to the inherent uncertainty in the design, testing, and qualification process.

In March, 2010 the Company received purchase orders from this customer for production of the first product for quantities that would support the Customer’s historical consumption rates through the Company’s fourth quarter of fiscal year 2011.  Because the Customer has stated it intends to build inventory, it has requested to take delivery of all of these hand pieces by the end of October 2010.

Regarding the second product, the customer’s original planning communicated in December 2009 was extended by six months through at least June 2011 and the Company received a purchase order for normal deliveries through February 2011, with a follow-on P.O. for the balance expected by us toward the end of this calendar year as indicated by the customer’s latest communication.  The purchase orders for products one and two totaled $4.2 million.  Additionally, the Customer indicated both in December 2009 and March 2010 that they intend to continue purchasing some portion of these products from the Company for up to three years to support existing customers with additional and replacement units of the same type and in specific geographic markets where regulatory registration for the replacement units requires an extended period of time.

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

The Company intends to find additional business and reduce its operating costs as necessary to minimize the impact of a potential revenue reduction.  In the event that the Customer's future purchases are reduced beyond the amount of any additional business won and any cost savings realized, the Company is likely to experience a material and adverse impact on its business and revenue

The Company has no commitment from the Customer that it will update the Company with the status of its product development efforts and the Customer has no obligation to do so.  Accordingly, the Company is unable to know or predict the status of the Customer's initiative on an ongoing basis.  The name of the Customer is protected by a confidentiality agreement.

We have a credit facility with Wells Fargo Bank, N.A. (“Wells Fargo”) and a mortgage with Union Bank of California, N.A (“Union Bank”).

Wells Fargo Credit Facility

As of March 31, 2010, the Wells Fargo credit facility had two components:

  a revolving Credit Line Note (“line of credit”) of up to $1,000,000 in borrowing availability, and a Five year Term Note (the “TI Loan”) with an initial balance of  $2,000,000, of which $1,466,667 was outstanding as of March 31, 2010.

If borrowings under the line of credit exceed $500,000, the maximum amount of borrowing is limited to the lesser of $1,000,000 or 70% of the eligible accounts receivable plus 40% of the eligible inventory.  Its terms require monthly interest payments at either (i) the prime rate of interest (3.25% at March 31, 2010) plus 1.50%, or (ii) three-month LIBOR (0.292% at March 31, 2010) plus 2.50%, at our discretion, based on outstanding borrowings.  The line of credit expires on November 1, 2010.  We are charged an unused credit line fee of 1.5% per annum payable quarterly on the average balance of the line of credit that is not used.  There was no outstanding balance under the credit line as of March 31, 2010.  The total eligible additional borrowing capacity under the line of credit as of March 31, 2010 was $1,000,000.

The TI Loan had an initial balance of $2,000,000.  The borrowings from this term commitment were used for construction of tenant improvements for our Irvine, California facility.  Its terms require monthly principal and interest payments over the 60-month life of the loan, based on outstanding borrowings.  The interest rate is fixed at 5.72% over the life of the loan.  There was a $1,466,667 outstanding balance under the TI Loan as of March 31, 2010.

All assets of the Company except our Carson City land and building secure the outstanding borrowings under the Wells Fargo credit facility.

Union Bank Mortgage

In March 2006, we entered into a ten-year mortgage with Union Bank for $1,650,000.  The principal balance of the mortgage bears interest at a fixed annual rate of 6.73%.  Payments on the mortgage are $11,379 per month (based on a 25 year amortization), with the balance of $1,291,666 in principal due on April 1, 2016.  The mortgage is secured by our Carson City land and building.  There was $1,536,063 in principal outstanding under the mortgage as of March 31, 2010.

There are certain financial and non-financial covenants that the Company must meet to be in compliance with the terms of the Wells Fargo credit facility and mortgage with Union Bank.  As of the quarter ended March 31, 2010, we were in compliance with the Wells Fargo and Union Bank covenants.

At March 31, 2010, we had cash and cash equivalents of $3,352,000.  We believe that our cash and cash equivalents on hand, together with cash flows from operations, if any, and amounts available under the credit facilities will be sufficient to meet our working capital and capital expenditure requirements for this and the next year.

In September 2002, our Board of Directors authorized the repurchase on the open market of up to 500,000 shares of our outstanding common stock at a share price no greater than $1.25, subject to compliance with applicable laws and regulations.  There is no requirement that we repurchase all or any portion of such shares.  The maximum total value of the repurchase is not to exceed $500,000.  Since the initiation of the buyback program in 2002 through March 31, 2010, we have repurchased 295,395 shares for $177,213 at an average price of $0.60 per share.  Our Board suspended the buyback authorization in May 2009 and has not set a reinitiation date for the purchase of our shares pursuant to this program.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4T. Controls and Procedures

  The Chief Executive Officer and Chief Financial Officer (the principal executive officer and principal financial officer, respectively) conducted an evaluation of the design and operation of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)).  Based on that evaluation for the quarter ended March 31, 2010, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated, recorded, processed, summarized and reported to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, and to allow timely decisions regarding whether or not disclosure is required.

During the quarter ended March 31, 2010, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II

OTHER INFORMATION

      Item 1.           Legal Proceedings

On June 23, 2008, the Orange County Water District (“OCWD”) filed a complaint in the Superior Court of the State of California in the County of Orange concerning remediation of alleged ground water contamination in the Orange County Groundwater South Basin; Orange County Water District v. Sabic Innovative Plastics U.S. LLC, et al., Case No. 00078246.  The South Basin underlies parts of Santa Ana, California and adjacent cities.  The complaint identifies 17 named defendants, including Pro-Dex, and also designates 400 unnamed Doe defendants.  We moved out of this Santa Ana site in April, 2008 and have no remaining operations there.  Since January 1, 2009, OCWD has named 11 additional defendants by multiple amendments to its complaint.

The complaint alleges that the defendants contaminated the South Basin with volatile organic chemicals (“VOCs”) and perchlorate through various activities at properties each defendant now controls or has controlled in the past.  Through its lawsuit, the OCWD seeks compensatory relief for all its own remedial activities, and injunctive relief to compel the defendants to undertake remedial activities in general.  The complaint does not, however, specify any remedial activities that the OCWD has undertaken to date or any remedial activities that it seeks any particular defendants to undertake.  Moreover, from our investigation of OCWD’s remedial activities to date, we have determined that the OCWD is in the early stages of its remedial investigation for the South Basin groundwater contamination.  In two recent Case Management Conferences before the court, OCWD has refused defendants’ request to designate a date by which it will disclose its proposed soil and groundwater cleanup remedies.

As noted above, 27 other entities are named defendants in this case along with Pro-Dex.  While some are small businesses, others are larger corporations or their subsidiaries.  Further, as this case progresses, the OCWD is likely to add at least a few more named defendants to the case from the 400 Doe defendants it has designated in the current complaint.  In the indeterminable event that we would be held liable in the case, OCWD’s total recovery probably would be allocated among several defendants, each of which would pay only a proportionate share of that total recovery.

One of our past insurers has committed to pay most of our defense costs for the lawsuit, and has done so to date, while reserving its rights as to whether it will cover any damages awarded against us, or any settlement payment to which Pro-Dex agrees to resolve the lawsuit, under past policies issued to us for a three-year period, March 31, 1983 to March 31, 1986.  The policies of these years have occurrence payment limits of $500,000.

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

We have previously disclosed that our common stock would be subject to delisting from the NASDAQ Capital Market after January 7, 2010 if our common stock did not meet the $1.00 minimum bid price requirement set forth in NASDAQ’s Listing Rule 5550(a)(2) by that date.  On January 11, 2010, the NASDAQ Staff notified us that our common stock was subject to delisting for failing to comply with the minimum bid price requirement.  In accordance with the Listing Rules, we requested an oral hearing before a NASDAQ Listing Qualification Panel (“Panel”), which automatically stayed the delisting of our common stock pending the issuance of the Panel’s decision after the hearing.  Based on our hearing, the Panel has determined to grant our request for continued listing on the NASDAQ Capital Market subject to the condition that, on or before July 12, 2010, our common stock achieves a closing bid price of $1.00 or more for a minimum of ten consecutive trading days.  However, there can be no assurances that our common stock will achieve the minimum bid price requirement by July 12, 2010 or that our other efforts to maintain the listing of our common stock on NASDAQ will be successful.

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

In December, 2010 one of our largest customers (the “Customer”) informed us they are in the process of developing, and plan to eventually manufacture their own surgical hand pieces which are functionally comparable to the two products currently provided by the Company.  Pro-Dex has been the exclusive manufacturer of these products since they were developed.

The Customer has not provided firm transition dates or volumes due to the inherent uncertainty in the design, testing, and qualification process.

In March, 2010 the Company received purchase orders from this customer for production of the first product for quantities that would support the Customer’s historical consumption rates through the Company’s fourth quarter of fiscal year 2011.  Because the Customer has stated it intends to build inventory, it has requested to take delivery of all of these hand pieces by the end of October 2010.

Regarding the second product, the customer’s original planning communicated in December 2009 was extended by six months through at least June 2011 and the Company received a purchase order for normal deliveries through February 2011, with a follow-on P.O. for the balance expected by us toward the end of this calendar year as indicated by the customer’s latest communication.  The purchase orders for products one and two totaled $4.2 million.  Additionally, the Customer indicated both in December 2009 and March 2010 that they intend to continue purchasing some portion of these products from the Company for up to three years to support existing customers with additional and replacement units of the same type and in specific geographic markets where regulatory registration for the replacement units requires an extended period of time.

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

Item 4.    (Removed and Reserved).

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

Date: April 29, 2010 PRO-DEX INC.	Date: April 29, 2010 PRO-DEX INC.
By: / s / Mark Murphy	By: / s / Jeffrey J. Ritchey
Mark Murphy	Jeffrey J. Ritchey
Chief Executive Officer	Secretary and Chief Financial Officer (Principal Financial and Accounting Officer)

End of Filing

