Form 10-K
period 2010-06-30
PRO DEX INC
filed 2010-09-28
CIK 788920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended June 30, 2010

OR

[  ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.  FOR THE TRANSITION PERIOD FROM              TO             .

Commission File Number    000-14942

PRO-DEX, INC.

(Exact name of registrant as specified in its charter)

Colorado	84-1261240
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

2361 McGaw Avenue, Irvine, California                       92614

(Address of principal executive offices)                  (Zip Code)

Registrant’s telephone number: (949) 769-3200

Securities registered under Section 12(b) of the Exchange Act:

Name of each exchange
Title of each class	on which registered
Common Stock, no par value	NASDAQ Capital Market

Securities registered under Section 12(g) of the Exchange Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  Yes ☐     No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this Form 10-K, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing sales price on the Nasdaq Capital Market of such common equity on December 31, 2009: $3,553,022.  For the purpose of this calculation, shares owned by officers, directors and 10% stockholders known to the registrant have been deemed to be owned by affiliates. This determination of affiliate status is not a determination for other purposes.

The number of shares outstanding of each of the issuer’s classes of common stock outstanding as of the latest practicable date: 3,251,850 shares of common stock, no par value, as of September 23, 2010.

DOCUMENTS INCORPORATED BY REFERENCE: Part III incorporates by reference certain information from the registrant's definitive proxy statement (the "Proxy Statement") for the 2010 Annual Meeting of Shareholders.

PRO-DEX, INC.

PART I

Cautionary statement pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

When used in this report on Form 10-K, the words "expects,” "anticipates," "estimates," "believes," "hopes," "intends," "forecasts" and similar expressions are intended to identify "forward-looking statements." These statements which are not historical or current facts are made pursuant to the safe harbor provisions of Section 27a of the Securities Act of 1933, as amended, and Section 21e of the Securities Exchange Act of 1934, as amended, and the Company intends that such forward-looking statements be subject to those safe harbor provisions for such statements. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date of this report. While forward-looking statements represent management's best judgment as to what may occur in the future, they are subject to risks, uncertainties and important factors beyond the control of the Company that could cause actual results and events to differ materially from historical results of operations and events as well as those presently anticipated or projected. These factors include adverse economic conditions, entry of new and stronger competitors, capital availability, unexpected costs, compliance with contractual obligations (including, but not limited to, covenants in lending agreements), failure to capitalize upon access to new customers, and marketplace delisting. Other risks and uncertainties which may affect forward-looking statements about the Company's business and prospects include, but are not limited to, the ramifications of the continued industry consolidation of dental and medical products manufacturers, dealers and distributors, managed health care, the Company's ability to effectively integrate operations of acquired companies, market acceptance and support of new products, maintaining favorable supplier relationships, the inability to engage qualified human resources as needed, regulatory compliance and general economic conditions. The Company disclaims any obligations subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

Adjustment for Reverse Stock Split

On June 17, 2010, we effected a 1-for-3 reverse stock split of our common stock.  Unless clearly indicated in this report on Form 10-K to the contrary, all references to stock price or number of shares of common stock contained in this report (whether prior to, on or after June 17, 2010) are presented on an “as adjusted” basis to reflect the effect of the reverse stock split

Item 1.      Business

Company Overview

Pro-Dex, Inc. (“Company,” “Pro-Dex”, “we,” “our,”, “us”), with operations in Irvine, California, Beaverton, Oregon and Carson City, Nevada, provides power and control products used in medical, aerospace, military, research and industrial applications.  Experience in multi-axis motion control, fractional horsepower motors and rotary drive systems allow us to develop products that require high precision in harsh environments.

Our products are found in hospitals, dental offices, medical engineering labs, commercial and military aircraft, scientific research facilities and high-tech manufacturing operations around the world. The names Micro Motors, Oregon Micro Systems, and Astromec are used for marketing purposes as brand names.

Our principal headquarters are located at 2361 McGaw Avenue, Irvine, California 92614 and our phone number is 949-769-3200.  Our Internet address is www.pro-dex.com.  Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, amendments to those reports and other SEC filings, are available free of charge through our website as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC.  In addition, our Code of Ethics and other corporate governance documents may be found on our website at the Internet address set forth above.  Our filings with the SEC may also be read and copied at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549.  You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov and company specific information at www.sec.gov /edgar/searchedgar/companysearch.html.

All years relating to financial data herein shall refer to fiscal years ending June 30, unless indicated otherwise.

Description of Business

The majority of our revenue is derived from designing, developing and manufacturing rotary drive systems for the medical device and dental industries, motion control software and hardware for industrial and scientific applications and fractional horsepower DC motors for aerospace, medical and military applications. A large part of our revenue has been the result of developing and selling numerous types of private label rotary drive systems for use in cranial, spinal, and arthroscopic orthopedic surgery and dental applications.

Our revenue is derived from five main customer types in the three core business areas of medical device, motion control and small motor products and related services.  The proportion of total sales to each customer type and sales by location are noted in the tables below:

Sales by customer type ($'000)	2010		2009		2008		2007
Medical	$ 13,800	59%	$ 11,107	53%	$ 14,121	56%	$ 10,275	48%
Aerospace	2,985	13%	2,624	12%	2,382	9%	2,445	11%
Industrial	2,318	10%	2,448	12%	3,279	13%	3,317	15%
Dental	2,119	9%	2,620	12%	3,290	13%	3,476	16%
Repairs, Government and other	1,989	9%	2,324	11%	2,054	8%	2,050	10%
Total Sales	$ 23,211	100%	$ 21,122	100%	$ 25,126	100%	$ 21,563	100%

Sales by location ($'000)	2010		2009		2008		2007
Irvine	$ 17,780	77%	$ 15,637	74%	$ 18,268	73%	$ 13,852	64%
Carson City	3,306	14%	3,429	16%	3,453	14%	3,590	17%
Beaverton	2,264	10%	2,241	11%	3,443	14%	4,121	19%
Interlocation sales	(139)	(1%)	(185)	(1%)	(38)	-	-	-
Total Sales	$ 23,211	100%	$ 21,122	100%	$ 25,126	100%	$ 21,563	100%

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

In 2010, the top 20 customers accounted for 88% of our sales, compared to 85% in 2009.  In 2010, our two largest customers accounted for 60% of our sales with the largest customer accounting for 40% of our sales.  This compares to 2009 when our two largest customers accounted for 51% of our sales with the largest customer accounting for 31% of our sales.  Some of our larger customers include Smith and Nephew, Medtronic, Sullivan Schein, Thermo Fisher Scientific and Monogram Systems.  In many cases, including our two largest customers, disclosure of customer names is prohibited by confidentiality agreements with such entities.  While we have no plans to discontinue the sales relationships with our existing significant customers, in December, 2009 our largest customer informed us that is was in the process of developing, and planned to eventually manufacture, its own surgical hand pieces which are functionally comparable to the two products currently provided to the customer by the Company.  Pro-Dex has been the exclusive manufacturer of these products since they were developed.

We currently provide the Customer with two products (“Product A” and “Product B”) and repair services for such products.  Total revenue shipped in the last two fiscal years by each of these categories is as follows:

	Revenues during the 12 months ended		Average % of Total
	6/30/2010	6/30/2009
Product A	$4,398,000	$2,851,000	46%
Product B	$3,965,000	$2,717,000	42%
Repairs	$905,000	$962,000	12%
	$9,268,000	$6,530,000	100%

The customer has indicated that it has successfully developed, tested, and released its version of Product A and is currently shipping such product to new accounts.  The customer has also indicated that it intends to continue to purchase from Pro-Dex sufficient levels of Product A to support replacement units for its existing customers in the U.S. and Europe through at least the end of calendar year 2011 and will also use the Pro-Dex Product A for all requirements in the South American market through approximately the end of fiscal year 2012.

Regarding Product B, a more complex device, the customer has indicated that the development and testing of that Product has been less successful and that the Company can expect continued orders from the customer for Product B through the end of calendar year 2011.

Lastly, the customer has indicated that it intends to continue to use Pro-Dex’s repair services for all Pro-Dex products for an undetermined period, except in South America, where it will purchase components from Pro-Dex to do its own repairs locally.

As a result of the foregoing, we expect that approximately one-third of the revenue attributable to this customer during calendar year 2011 could move toward them.  However, the customer is not obligated to abide by the timetables it has currently expressed to us or to update us as to the status of its product development efforts.  Accordingly, we are unable to know or predict the status of the customer's initiative on an ongoing basis.  The customer could accelerate, delay or terminate its transition to its own products at any time and without notice to us, which could have a further material impact on our revenues.  The identity of the customer is protected by a confidentiality agreement.

The majority of the raw materials and components used to manufacture our products are purchased from various suppliers and are available from several sources. Precipart Corporation, Tyco Precision Interconnect, Danaher and Transicoil are some examples of our key suppliers.  We have no exclusive arrangements with any of our suppliers, but in several instances only one supplier is used for certain high-value purchased components.  We consider our relationships with our suppliers and manufacturers to be good.  We do not intend to terminate any such relationship at this time, nor does management have knowledge that any supplier or manufacturer intends to terminate its relationship with us.

Our commitment to product design, manufacturing and quality systems are supported by our compliance with the several regulatory agency requirements and standards. Our Carson City, NV facility is Certified to ISO 9001:2003. In our Irvine, CA facility, we hold a US FDA Establishment Registration and a State of California Device Manufacturing License (Dept of Public Health Food and Drug Branch). In addition our Irvine facility is Certified to ISO 13485:2003, Medical Device Directive 93/42/EEC – Annex II, and Canadian Medical Device Conformity Assessment System (CMDCAS).

At the present time, we are generally able to fill orders for recurring product within 60 days from initial order receipt.  At June 30, 2010, we had a backlog, including orders for delivery beyond 60 days, of $11.2 million compared with a backlog of $9.8 million at June 30, 2009.  We expect to ship most of our backlog in fiscal year 2011 and the remainder in fiscal year 2012.  The increase from June 2009 is related to orders by our largest customer as they build inventory for 2011 shipments (see Note 8 of the consolidated financial statements included elsewhere in this report).  We experience some seasonal fluctuations in our new order bookings as increases in our fiscal second quarter orders correspond to new calendar year advance orders from our major customers. We may experience variability in our new order bookings due to the timing of major new product launches and customer planned inventory builds.  However, we do not typically experience seasonal fluctuations in our shipments and revenues.

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

            We compete in all of our markets with other major healthcare, fractional motors, motion control and factory automation related companies.  As a provider of outsourced services, we also compete with our customers’ own internal development and manufacturing groups.  Competitive pressures and other factors, such as new product or new technology introductions by us or our competitors, may result in price or market share erosion that could have a material adverse effect on our business, results of operations and financial condition.  Also, there can be no assurance that our products and services will achieve broad market acceptance or will successfully compete with other products targeting the same customers.

Research and Development

We conduct research and development activities to both maintain and improve our market position.  Our research and development effort involves the design and manufacture of products that perform specific applications for our existing and prospective customers.  We continue to target our research and development expenses toward three goals:

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

In the year ended June 30, 2010, $2,480,000 was expensed for research and development; a decrease of $310,000 from the $2,790,000 expensed in the year ended June 30, 2009.  The decrease was attributable to decreased labor and associated costs.

Employees

At June 30, 2010, we had 120 full-time employees compared to 127 full-time employees at June 30, 2009.  At June 30, 2010, there were 86 persons employed at the Irvine location, 25 persons employed at the Carson City location and 9 persons employed at the Beaverton location.   At June 30, 2009, there were 89 persons employed at the Irvine location, 29 persons employed at the Carson City location and 9 persons employed at the Beaverton location.

None of our employees are a party to any collective bargaining agreements with us.  We consider our relationships with our employees to be good.

Government Regulations

Our manufacture and distribution of medical and dental devices are subject to a number of state and federal regulatory bodies, including state dental boards and the Food and Drug Administration ("FDA"). The statutes, regulations, administrative orders, and advisories that affect our businesses are complex and subject to diverse, often conflicting, interpretations. While we make every effort to maintain full compliance with all applicable laws and regulations, we are unable to eliminate an ongoing risk that one or more of our activities may at some point be determined to have been non-compliant. The penalties for non-compliance could range from an administrative warning to termination of a portion of our business.  Furthermore, even if we are subsequently determined to have fully complied with applicable laws or regulations, our costs to achieve such a determination and the intervening loss of business could adversely affect or even terminate a portion of our business. A change in such laws or regulations at any time may have an adverse effect on our operations. Notwithstanding the risks inherent in our business, management believes that our operations are in compliance with applicable laws and regulations.

The FDA regulates our medical and dental products as Class 1, Class 2 and Class 3 medical devices.  The FDA has broad enforcement powers to recall and prohibit the sale of products that do not comply with federal regulations, and to order the cessation of non-compliant processes. No claim has been made to date by the FDA regarding any of our products or processes.  Nevertheless, as is common in the industry, certain of our products and processes have been the subject of routine governmental reviews and investigations. While our management believes that our products and processes fully comply with applicable laws and regulations, we are unable to predict the outcome of any such investigation or review, pending its completion.

We believe that our business is conducted in a manner consistent with Environmental Protection Agency (“EPA”) and other agency regulations governing disposition of industrial waste materials.  While we believe that our products and processes fully comply with applicable laws and regulations, we are unable to predict the outcome of any investigation or review which may in the future be undertaken with respect to our products or processes.

Our management believes that we follow Good Manufacturing Practices for all of our products at each of our locations.

Patents, Trademarks, and Licensing Agreements

We hold patents relating to intraosseous dental anesthesia delivery, multi-axis motion controllers and miniature rotary drive products.  Our patents have varying expiration dates.  The near term expiration of the patents, if any, is not expected to cause any change in the Company’s revenue-generating operations as the revenue from the products associated with those patents would not be material.

We believe that the use of the patents acquired in connection with our 1995 acquisitions of Oregon Micro Systems and Micro Motors, as well as the patents acquired with our intraosseous dental anesthesia delivery (“Intraflow”) acquisition in 2005, do not infringe upon the intellectual property of any third party.  We are unable to assess the validity, scope, or defensibility of our patents with any degree of certainty, and any challenge to or claim of infringement relating to our patents could materially and adversely affect our business and results of operations.

We have certain trademarks relating to our products, including OMS-EZ™, and The Company in Motion™.  We have filed for federal trademark protection for Pro-Dex, OMS, and Intraflow.

We have not entered into any licensing or franchising agreements for revenue generating purposes. We had one royalty agreement in place for a previously designed product, which terminated in fiscal year 2010.  The income from this royalty agreement is reflected in the Consolidated Financial Statements and the Notes thereto included elsewhere in this report as “other income” and not “revenue.”  We earned and received $44,000 in royalty payments in fiscal year 2010, compared to $14,000 in royalty payments in 2009.

Item 1A.   RISK FACTORS

We face significant uncertainty in the industry due to government healthcare reform.

Political, economic and regulatory influences are subjecting the healthcare industry to fundamental changes. President Obama recently signed federal legislation enacting sweeping reforms to the U.S. healthcare industry, including mandatory health insurance, reforms to Medicare and Medicaid, the creation of large insurance purchasing groups, new taxes on medical equipment manufacturers and other significant modifications to the healthcare delivery system. Due to uncertainties regarding the ultimate features of the new federal legislation and its implementation, we cannot predict what impact it may have on us, our customers or our industry.  A material amount of our sales could be subject to the $20 billion medical device tax included in the 2010 healthcare reform legislation.  The 2.3% tax is levied on the total domestic sales of Class I, II and III medical devices.  The tax is based on the revenues of a company, regardless of whether a company generates a profit.  The excise tax is scheduled to go into effect January 1, 2013.

Our operations are subject to a number of complex government regulations, the violation of which could have a material adverse effect on our business.

Our manufacture and distribution of medical and dental devices are subject to a number of state and federal regulatory bodies, including state dental boards and the Food and Drug Administration ("FDA"). The statutes, regulations, administrative orders, and advisories that affect our businesses are complex and subject to diverse, often conflicting, interpretations. While we make every effort to maintain full compliance with all applicable laws and regulations, we are unable to eliminate an ongoing risk that one or more of our activities may at some point be determined to have been non-compliant. The penalties for non-compliance could range from an administrative warning to termination of a portion of our business.  Furthermore, even if we are subsequently determined to have fully complied with applicable laws or regulations, our costs to achieve such a determination and the intervening loss of business could adversely affect or even terminate a portion of our business. A change in such laws or regulations at any time may have an adverse effect on our operations. Notwithstanding the risks inherent in our business, management believes that our operations are in compliance with applicable laws and regulations.

The FDA regulates our medical and dental products as Class 1, Class 2 and Class 3 medical devices.  The FDA has broad enforcement powers to recall and prohibit the sale of products that do not comply with federal regulations, and to order the cessation of non-compliant processes. No claim has been made to date by the FDA regarding any of our products or processes.  Nevertheless, as is common in the industry, certain of our products and processes are from time to time subject to routine governmental reviews and investigations. While our management believes that our products and processes fully comply with applicable laws and regulations, we are unable to predict the outcome of any such investigation or review, pending its completion.

We believe that our business is conducted in a manner consistent with Environmental Protection Agency (“EPA”) and other agency regulations governing disposition of industrial waste materials.  While we believe that our products and processes fully comply with applicable laws and regulations, we are unable to predict the outcome of any investigation or review which may in the future be undertaken with respect to our disposition of industrial waste materials.  If any of our products, processes or other operations are found to be in violation of government regulations, it could expose us to claims, liabilities and remedial obligations that could have a material adverse effect on our business.

We face significant competition from a number of different sources, which could negatively impact our results of operations and business conditions.

            The markets for healthcare, factory automation and small motor manufacturing industries are intensely competitive, and we face significant competition from a number of different sources.  Several of our competitors have significantly greater name recognition as well as substantially greater financial, technical, product development and marketing resources than us.

            We compete in all of our markets with other major healthcare, factory automation and small motor manufacturing related companies. As a provider of outsourced services, we also compete with our customers’ own internal development groups.  Competitive pressures and other factors, such as new product or new technology introductions by us or our competitors may result in price or market share erosion that could have a material adverse effect on our business, results of operations and financial condition. Also, there can be no assurance that our products and services will achieve broad market acceptance or will successfully compete with other products.

Our quarterly results can fluctuate significantly from quarter to quarter, which may negatively impact the price of our shares and/or cause significant variances in the prices at which such shares trade.

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

A substantial portion of our business is derived from our three core business areas that, if not serviced properly, may result in a material adverse impact upon our business, results of operations and financial condition.

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

A substantial portion of our revenue is derived from a small number of customers such that if we were to lose one, it could have a material adverse effect on our business, financial condition and results of operations.

            We have a few significant customers that contribute a significant portion of our revenue.  In 2010, our top 20 customers accounted for 88% of our sales, with our two largest customers accounting for 40% and 20% of our 2010 sales, respectively.  Our loss of one or more of our large customers could severely impact us, including having a material adverse effect on our business, financial condition, cash flows, revenue and results of operations.

In December, 2009 our largest customer informed us that is was in the process of developing, and planned to eventually manufacture, its own surgical hand pieces which are functionally comparable to the two products currently provided to the customer by the Company.  Pro-Dex has been the exclusive manufacturer of these products since they were developed.

We currently provide the Customer with two products (“Product A” and “Product B”) and repair services for such products.  Total revenue shipped in the last two fiscal years by each of these categories is as follows:

	Revenues during the 12 months ended		Average % of Total
	6/30/2010	6/30/2009
Product A	$4,398,000	$2,851,000	46%
Product B	$3,965,000	$2,717,000	42%
Repairs	$905,000	$962,000	12%
	$9,268,000	$6,530,000	100%

The customer has indicated that it has successfully developed, tested, and released its version of Product A and is currently shipping such product to new accounts.  The customer has also indicated that it intends to continue to purchase from Pro-Dex sufficient levels of Product A to support replacement units for its existing customers in the U.S. and Europe through at least the end of calendar year 2011 and will also use the Pro-Dex Product A for all requirements in the South American market through approximately the end of fiscal year 2012.

Regarding Product B, a more complex device, the customer has indicated that the development and testing of that Product has been less successful and that the Company can expect continued orders from the customer for Product B through the end of calendar year 2011.

Lastly, the customer has indicated that it intends to continue to use Pro-Dex’s repair services for all Pro-Dex products for an undetermined period, except in South America, where it will purchase components from Pro-Dex to do its own repairs locally.

As a result of the foregoing, we expect that approximately one-third of the revenue attributable to this customer during calendar year 2011 could move toward them.  However, the customer is not obligated to abide by the timetables it has currently expressed to us or to update us as to the status of its product development efforts.  Accordingly, we are unable to know or predict the status of the customer's initiative on an ongoing basis.  The customer could accelerate, delay or terminate its transition to its own products at any time and without notice to us, which could have a further material impact on our revenues.  The identity of the customer is protected by a confidentiality agreement.

We have recently violated certain credit facility covenants and risk violating additional credit facility covenants in the future, which could result in an event of default under our credit facilities and in the acceleration of all amounts owing under all of our credit facilities, the loss of one or more of credit facilities and the need for us to seek alternative financing.

Our credit facilities with our banks contain various covenants, including certain covenants concerning our financial performance.  The failure to comply with any one or more of these covenants could result in an event of default, the acceleration of all amounts due, and the termination of each such credit facility.  In addition, each of our credit facilities with Wells Fargo and Union Bank contain cross-default provisions that result in a default under one facility causing an immediate default under the other facility.

Our most recent defaults under both our Wells Fargo facility and our Union Bank facility occurred in fiscal years 2009 and 2010.  Historically, on those occasions where we have failed to comply with our credit facility covenants, we have been granted waivers of the applicable covenants by our banks.  However, there can be no assurance that similar waivers will be granted in the future.

Any future default under any of our credit facilities, if not waived, could cause the entire amount owing under one or all facilities to become immediately due and payable, the loss of one or more of credit facilities and possibly the need for us to seek alternative financing.

The global economic environment may impact our business, operating results or financial condition.

Changes in the global economic environment have caused a general tightening in the credit markets, lower levels of liquidity, increases in rates of default and bankruptcy, and extreme volatility in credit, equity and fixed income markets. These macroeconomic developments could negatively affect our business, operating results or financial condition in a number of ways. For example, current or potential customers may be unable to fund purchases of our products, which could cause them to delay, decrease or cancel purchases of our products and services or to not pay us or to delay paying us for previously purchased products and services. In addition, financial institution failures may cause us to incur increased expenses or make it more difficult either to utilize our existing debt capacity or otherwise obtain financing for our operations, investing activities (including the financing of any future acquisitions), or financing activities (including the timing and amount of any repurchases of our common stock or debt we may make in the future).  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition or operating results.

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

            New product development requires significant research and development expenditures that we have historically funded by sales growth.  Any significant decrease in revenues or research funding could impair our ability to respond to technological advances in the marketplace and to remain competitive. If we are unable, for technological or other reasons, to develop and introduce new products in a timely manner in response to changing market conditions or customer requirements, our business, results of operations and financial condition may be materially adversely affected.

            In response to increasing market demand, we are currently targeting new markets, developing new products and updating existing products. There can be no assurance that we will successfully access new markets, develop these new products or that these products will operate successfully, or that any such development, even if successful, will be completed concurrently with or prior to the introduction of competing products.  Any such failure or delay could adversely affect our competitive position or could make our current products obsolete.

We face risks and uncertainties associated with potential litigation by or against us, which could have a material adverse effect on our business, results of operations and financial condition.

            We continually face the possibility of litigation as either a plaintiff or a defendant.  It is not reasonably possible to estimate the awards or damages, or the range of awards or damages, if any, that we might incur in connection with such litigation.

            Many of our products are complex and technologically advanced.  Such products may, from time to time, be the subject of claims concerning product performance and construction, including warranty claims.   While we are committed to correcting such problems as soon as possible, there is no assurance that solutions will be found on a timely basis, if at all, to satisfy customer demands and avoid potential claims or litigation.  Also, due to the location of our facilities, as well as the nature of our business activities, there is a risk that we could be subject to litigation related to environmental remediation claims.  We are currently one of 17 named defendants in a case concerning remediation of alleged ground water contamination in the Orange County (California) Groundwater South Basin.  Our liabilities, as well as our costs of defending, monitoring and concluding our involvement in this case are uncertain, and those costs cannot now be estimated. (See the discussion under Item 3 of this report for additional details regarding this litigation matter).

            The uncertainty associated with potential litigation may have an adverse impact on our business. In particular, litigation could impair our relationships with existing customers and our ability to obtain new customers. Defending or prosecuting litigation could result in a diversion of management's time and attention away from business operations, which could have a material adverse effect on our business, results of operations and financial condition.  There can be no assurance that litigation would not result in liability in excess of our insurance coverage, that our insurance will cover such claims or that appropriate insurance will continue to be available to us in the future at commercially reasonable rates.

Our products may be subject to product liability legal claims which may cost us significant amounts in both money and management time and resources

            We maintain insurance to protect against claims associated with the use of our products, but there can be no assurance that our insurance coverage will adequately cover any claim asserted against us. Our products are used in industries (including, but not limited to, aircraft, medical and dental) where the malfunction of one of our products could subject us to claims regarding death or serious bodily injury.  A successful claim brought against us in excess of our insurance coverage could have a material adverse effect on our business, results of operations and financial condition.  Even unsuccessful claims could result in the expenditure of funds in litigation and management time and resources.

            There can be no assurance that we will not be subject to product liability claims, that such claims will not result in liability in excess of our insurance coverage, that our insurance will cover such claims or that appropriate insurance will continue to be available to us in the future at commercially reasonable rates. Such claims or the unavailability of appropriate insurance could have a material adverse affect on our business, results of operations and financial condition.

We rely heavily on our proprietary technology, which if not properly protected or deemed invalid, could have a material adverse effect on our business, results of operations and financial condition.

            We are dependent on the maintenance and protection of our intellectual property and rely on exclusive development and supply agreements, confidentiality procedures, and employee nondisclosure agreements to protect our intellectual property.

            There can be no assurance that the legal protections and precautions taken by us will be adequate to prevent misappropriation of our technology or that competitors will not independently develop technologies equivalent or superior to ours. Further, the laws of some foreign countries do not protect our proprietary rights to as great an extent as do the laws of the United States and are often not enforced as vigorously as those in the United States

            We do not believe that our operations or products infringe on the intellectual property rights of others. However, there can be no assurance that others will not assert infringement or trade secret claims against us with respect to our current or future products.  Successful assertions or claims by others could require us to enter into a license agreement or royalty arrangement with the party asserting the claim or to cease our use of the infringing technology, any of which could have a material adverse effect on our business, results of operations and financial condition.

Our failure to manage changing sales levels could harm us by having a material adverse effect on our business and results of operations.

            We have in the past experienced periods of growth that have placed, and may in the future place, a significant strain on our resources. We also anticipate expanding our overall production, development, marketing, sales, management and training capacity as market demand requires.  In the event we are unable to identify, hire, train and retain qualified individuals in such capacities within a reasonable timeframe, such failure could have a material adverse effect on us.

            In addition, our ability to manage future changes in the scope of our operations or personnel may depend on significant expansion or contraction of our production, research and development, marketing and sales, management, and administrative and financial capabilities.  The ineffective management of change in the business could have a material adverse effect on our business, results of operations and financial condition.

Our operations are dependent upon our key personnel. If such personnel were to leave unexpectedly, we may not be able to execute our business plan.

            Our future performance also depends in significant part upon the continued service of our key technical and senior management personnel, many of whom have been with us for a significant period of time.  We maintain term key man life insurance policies for the CEO and the head of the Beaverton operations.  Because we have a relatively small number of employees when compared to other leading companies in the same industry, our dependence on maintaining our relationship with key employees is particularly significant.  We are also dependent on our ability to attract and retain high quality personnel, particularly in the areas of product development, operations management, marketing and finance.

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

The failure to maintain the market price of our common stock may affect our ability to remain a publicly-traded company on the NASDAQ exchange.

The minimum bid price for our publicly traded common stock was below $1.00 for a significant period of time throughout 2008, 2009 and 2010, ultimately resulting in us effecting a 1-for-3 split of our common stock on June 17, 2010 to increase our stock price to satisfy the $1.00 minimum bid price listing requirement of the Nasdaq Capital Market.  Notwithstanding the increased price of our common stock that resulted from the reverse split, our future performance, general market conditions and other factors could result in us failing to satisfy the listing standards of the Nasdaq Capital Market in the future.  If our common stock were to be delisted from the Nasdaq Capital Market, our shareholders may find it difficult to either dispose of, or to obtain quotations as to the price of, our common stock.

We are subject to changes in and interpretations of financial accounting matters that govern the measurement of our performance, compliance with which could be costly and time consuming.

We are subject to changes in and interpretations of financial accounting matters that govern the measurement of our performance. Based on our reading and interpretations of relevant guidance, principles or concepts issued by, among other authorities, the American Institute of Certified Public Accountants, the Financial Accounting Standards Board, and the United States Securities and Exchange Commission, our management believes our performance, including current sales contract terms and business arrangements, have been properly reported. However, there continue to be issued interpretations and guidance for applying the relevant standards to a wide range of contract terms and business arrangements that are prevalent in the industries in which we operate. Future interpretations or changes by the regulators of existing accounting standards or changes in our business practices could result in future changes in our accounting policies and practices that could have a material adverse effect on our business, financial condition, cash flows, revenue and results of operations.

Our evaluation of internal controls and remediation of potential problems is costly and time consuming and could expose weaknesses in financial reporting.

The regulations implementing Section 404 of the Sarbanes-Oxley Act of 2002, as amended, require management's assessment of the effectiveness of the Company's internal control over financial reporting.  This process is expensive and time consuming, and requires significant attention of management.  Management can give no assurance that material weaknesses in internal controls will not be discovered. If a material weakness is discovered, corrective action may be time consuming, costly and further divert the attention of management.  The disclosure of a material weakness, even if quickly remedied, could reduce the market's confidence in our financial statements and harm our stock price, especially if a restatement of financial statements for past periods is required.

Item 1B.  Unresolved Staff Comments

None.

Item 2.   Description of Property

Our executive offices and Irvine manufacturing facility are located at 2361 McGaw Avenue, Irvine, California 92614.  We lease the 28,000 square foot facility from an unrelated third party at a base monthly lease rate of $36,000 through April 2018, with an option to terminate early in April 2015.  The building is a one-story stand-alone structure of concrete “tilt-up” construction, approximately 25 years old and in good condition.

Our Beaverton office and manufacturing facility is located at 15201 N.W. Greenbrier Parkway, B-1 Ridgeview, Beaverton, Oregon 97006.  The Company leases the 7,500 square foot facility from an unrelated third party, at a base monthly lease rate of $6,300 through April 2014.  The building is a one-story suite in a 20-year-old industrial office complex and in good condition.

Our Carson City office and manufacturing facility is located at 2950 Arrowhead Drive, Carson City , Nevada 89708.  We purchased 4.4 acres of real property and a 20,000 square foot industrial building and related improvements at this location for $2,200,000 in March 2006 in connection with our acquisition of Astromec.  The building is a two-story building of concrete block construction and in good condition.  The purchase was financed with cash on hand and by a 10 year promissory note and related loan agreement with Union Bank, whereby we borrowed $1,650,000.  This loan was secured by the land and building in Carson City, Nevada.  This loan was paid off in full on September 16, 2010.

 We believe that the base monthly rental rates on the leased facilities are higher than current rents charged for comparable properties in the market area, but were at comparable values when the leases were entered into.  The current facilities are believed to be adequate for our expected needs.  We believe there is full compliance with applicable state and EPA and other agency environmental standards at each facility.

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

Item 4.   [Removed and Reserved]

PART II

Item 5.   Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock, no par value, is quoted under the symbol "PDEX" on the automated quotation system of the Nasdaq Capital Market ("NASDAQ"). The following table sets forth for the quarters indicated the high and low sales prices as reported by NASDAQ and adjusted for our June 17, 2010 1-for-3 reverse stock split.  The quotations reflect inter-dealer prices, without retail markup, markdown, or commissions, and may not necessarily represent actual transactions.  On September 24, 2010, the last sale price of our common stock as reported by NASDAQ was $2.30 per share.

Quarter Ended	High	Low
September 30, 2008	3.39	2.40
December 31, 2008	2.85	1.05
March 31, 2009	1.50	0.81
June 30, 2009	1.92	0.87
September 30, 2009	2.22	1.14
December 31, 2009	2.25	1.20
March 31, 2010	2.64	1.32
June 30, 2010	2.88	1.50

At June 30, 2010, there were approximately 241 holders of record of our common stock. This number does not include beneficial owners including holders whose shares are held in nominee or "street" name.

We have never paid a cash dividend with respect to our common stock, and do not intend to pay cash dividends in the foreseeable future.  The current policy of our Board of Directors is to retain earnings to provide funds for the operation and expansion of the business.  The Board of Directors, in light of the circumstances then existing, including our earnings and financial requirements and general business conditions, will determine future dividends, if any.  There are restrictions associated with our credit facilities on the Company issuing dividends.

Equity Compensation Plan Information

As of June 30, 2010 Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Available for Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Plans Approved by Stockholders	193,834	$3.93	301,349
Total	193,834	$3.93	301,349

In September 2002, our Board of Directors authorized the repurchase on the open market of up to 166,667 shares of our outstanding Common Stock at a share price no greater than $3.75, subject to compliance with applicable laws and regulations.  There was no requirement that we repurchase all or any portion of such shares.  The maximum total value of the repurchase as not to exceed $500,000.  From the inception of the repurchase authorization through the fiscal year-end date of June 30, 2003, we repurchased 25,233 shares of Common Stock for $43,741, at an average price of $1.74 per share.  No additional shares were repurchased in fiscal years 2004 through 2008.  During fiscal year 2009, we repurchased 73,232 shares of common stock for $133,472, at an average price of $1.83 per share. From the initiation of the buyback program in 2002 through May 2009, we repurchased an aggregate of 98,465 shares for $177,213 at an average price of $1.80 per share.  Our Board suspended the buyback authorization in May 2009 and has not set a reinitiation date for the purchase of our shares pursuant to this program.

Item 6. Selected Financial Data

Not Required.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition for each of the two years ended June 30, 2010 and 2009, respectively.  This discussion should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included elsewhere in this report. This report contains certain forward-looking statements and information. The cautionary statements included below and elsewhere in this report should be read as being applicable to all related forward-looking statements wherever they may appear.  Our actual future results could differ materially from those discussed herein.

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

Revenue Recognition

Revenue on virtually all product sales is recognized upon shipment to the customer based on its terms of FOB shipping point, where the risk of loss and title transfer to the customer.  We record sales in accordance with ASC 605 (formerly Staff Accounting Bulletin No. 104, Revenue Recognition).  Under these guidelines, revenue is recognized when all of the following are satisfied: persuasive evidence that a sale arrangement exists, delivery of the product has occurred, the price is fixed or determinable, and payment is reasonably assured.  We sell some of our products with a warranty that provides for repairs or replacement of any defective parts for a period after the sale. At the time of the sale, the Company accrues an estimate of the cost of providing the warranty based on prior experience.  The Company recognizes revenue under research and development agreements as certain deliverables are met as specified in each development contract.

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

            Accounts Receivable

We determine the reserve for our accounts receivable by examining the aging of receivables.  We define “aging of receivables” as time passed since (i) the sale was completed, (ii) revenue was recognized and (iii) the receivable was established.  If the receivable is aged over 90 days old, or has a known collection risk, it is reserved from anywhere between 10% of its value up to 100% of its value depending on account credit and collection history.

Goodwill

In accordance with ASC 350 (formerly SFAS No. 142, “Intangible—Goodwill and Other”) intangible assets with definite lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment indicators include, among other conditions, cash flow deficits, historic or anticipated declines in revenue or operating profit and adverse legal or regulatory developments. We assess potential impairment of our goodwill and intangible assets when there is evidence that recent events or changes in circumstances have made recovery of an asset’s carrying value unlikely.  We also assess potential impairment of our goodwill and intangible assets on an annual basis during our fiscal fourth quarter, regardless if there is evidence or suspicion of impairment.

If it is determined that such indicators are present and the review indicates that the assets will not be fully recoverable, based on undiscounted estimated cash flow over the remaining amortization periods, the carrying values are reduced to estimated fair market value.  In accordance with ASC 350, a two-step impairment test is required to identify potential goodwill impairment and measure the amount of the goodwill impairment loss to be recognized. In the first step, the fair value of each reporting unit is compared to its carrying value to determine if the goodwill is impaired. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, then goodwill is not impaired and no further testing is required. If the carrying value of the net assets assigned to the reporting unit exceeds its fair value, then the second step is performed in order to determine the implied fair value of the reporting unit’s goodwill and an impairment loss is recorded for an amount equal to the difference between the implied fair value and the carrying value of the goodwill.

Determining the fair value of a reporting unit (an intangible asset) is judgmental and involves the use of significant estimates and assumptions. We base our fair value estimates on assumptions that we believe are reasonable but are uncertain and subject to changes in market conditions.  For the purposes of identifying and measuring impairment, goodwill assets are grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flow of other assets and liabilities.

We identify two reporting units for purposes of our annual goodwill impairment testing arising from our acquisitions of Micro Motors and Astromec

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

During the preparation of the fiscal year 2010 financial statements, we determined a triggering event occurred for Micro Motors as new and replacement revenue sources for a potential loss of our largest customer had not been completed.  During the preparation of the fiscal year 2010 financial statements we also determined a triggering event for Astromec as it became apparent that the expected product synergies and resulting financial benefits from the 2006 Astromec acquisition were not being realized.  (See Note 10 of the consolidated financial statements).

In estimating the fair value of the reporting units, we considered the two traditional approaches to valuation, the market approach and the income (discounted cash flow “DCF”) approach.  The market approach compares the subject company with guideline publicly-traded companies.  Valuation multiples are calculated from the selected companies to provide an indication of how much a current investor in the marketplace would be willing to pay for a company with similar characteristics.  The income approach measures the projected cash flows expected to be realized from the asset.  The value of a business is the expected cash flows discounted to a present value at a discount rate that considers the degree of risk associated with the realization of the projected monetary benefits.  The cash flow analysis relies upon estimates of the entity’s future revenue and expenses to ultimately project the future cash flows resulting from the business activity of each entity. An appropriate discount rate is reached by calculating the weighted average cost of capital, or “WACC,” which is determined by the assumptions underlying the Capital Asset Pricing Model, or “CAPM,” and is considered to reflect the view of “Market Participants,” as required under ASC 825 (formerly SFAS 157).

The material assumptions relied upon in the analyses used to value the Micro Motors and Astromec reporting units and goodwill are shown below.

Astromec

1)      Market Approach

(a) Nine public companies were identified that had a range of revenue to value multiples of between 0.19 times to a high of 1.02 times with a median revenue multiple of 0.43.

(b) Eleven similar open market transactions were identified that had revenue to value multiples that ranged from a low of 0.25 to a high of 0.77 with a median revenue multiple of 0.56

(c) The low multiples were used to determine the fair value due to Astromec’s small size and profitability.

2)      Income Approach

(a) A discounted cash flow model was constructed using a ten –year forecast for the reporting unit to determine a debt-free cash flow forecast.  The present value of the cash flows and residual value were discounted to a present value using the WACC.

1.      The inputs to the CAPM to determine the cost of equity used in the WACC were:

i.     Risk free rate of 3.74%

ii.    Relevered Beta of 1.24

iii.   Equity risk premium of 5.18%

iv.   Small cap stock premium of 6.28%

v.    Reporting unit risk premium of 2.0%

2.      The reporting unit’s cost of equity was estimated to be 16.4%

(b)  The cost of debt was 6.05% based on Moody’s Baa seasoned bond rate.

(c)  Based on the debt/equity capital structure of the peer group of 83% equity and 17% debt, the WACC was estimated at 15.8%.

Micro Motors

1)      Market Approach

(a) Ten public companies were identified that had a range of revenue to value multiples of between 0.20 times to a high of 1.00 times with a median revenue multiple of 0.47.

(b) Eleven similar open market transactions were identified that had revenue to value multiples that ranged from a low of 0.25 to a high of 0.77 with a median revenue multiple of 0.56

(c) The mean multiples were used to determine the fair value due to Micro Motor’s size.

2)      Income Approach

(a) A discounted cash flow model was constructed using a ten–year forecast for the reporting unit to determine a debt-free cash flow forecast.  The present value of the cash flows and residual value were discounted to a present value using the WACC.

1.      The inputs to the CAPM to determine the cost of equity used in the WACC were:

i.    Risk free rate of 3.74%

ii.   Relevered Beta of 0.85

iii.  Equity risk premium of 5.18%

iv.  Small cap stock premium of 6.28%

2.      The reporting unit’s cost of equity was estimated to be 14.4%

(b) The cost of debt was 6.05% based on Moody’s Baa seasoned bond rate.

(c) Based on the debt/equity capital structure of the peer group of 83% equity and 17% debt, the WACC was estimated at 12.5%.

As the fair value of the equity was below the carrying value of the equity at both Astromec and Micro Motors, the goodwill was considered impaired and a step 2 analysis was required.  In the step two analysis, it was determined that all the remaining goodwill for these two reporting units was impaired.  Goodwill impairment associated with Astromec recognized as an operating expense was $1,887,000. Goodwill impairment associated with Micro Motors recognized as an operating expense was $1,110,000.

Long-lived assets

In accordance with ASC 360 (formerly SFAS No. 144, “Accounting for the Impairment or Disposal for Long-Lived Assets”), we review the recoverability of our long-lived assets, such as property and equipment, when events or changes in circumstances occur that indicate the carrying value of the asset group may not be recoverable. The assessment of possible impairment is based on our ability to recover the carrying value of the asset or asset group from the expected future pre-tax cash flows, undiscounted and without interest charges, of the related operations. If these cash flows are less than the carrying value of such assets, an impairment loss is recognized for the difference between estimated fair value and carrying value. The measurement of impairment requires management to estimate future cash flows and the fair value of long-lived assets.

Given the Company’s lack of a direct dental distribution channel, in fiscal year 2009 third quarter, it stopped actively promoting the intraosseous dental anesthesia delivery product (“Intraflow”) that is based on the intangible asset resulting from the purchase of certain assets from IntraVantage, Inc. in October 2005.  Any substantial future value therefore is derived from the possibility that a company with a direct dental distribution channel (a “Market Participant”) might be interested in access to the technology through product purchases, licenses, acquisition, joint venture, or other means.  Given the current economic environment, the general lack of investment in new products, the limited number of Market Participants to whom this technology relates, the time and expense necessary to consummate a transaction, and other factors considered by management, there is also a significant possibility that no distribution partner will be found, resulting in effectively no value of the asset.  Given this change in circumstance, in accordance with ASC 360 (formerly SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.”) management tested the carrying amount of the intangible asset for recoverability as of March 31, 2009.  The result of management’s analysis (based on several scenarios with varying probabilities of occurring) was that the asset’s value was impaired and, accordingly, a charge of $997,000 was taken in the fiscal 2009 third quarter.  As market conditions have not improved and no distribution partner has been found as of December 31, 2009, management concluded that the asset’s value was further impaired and, accordingly, a charge for the remaining value of $140,000 was taken in the fiscal 2010 second quarter.

Carrying Value
	6/30/2009	Amortization	Impairment	6/30/2010
Intangibles - Patents	$ 147,000	$ (7,000)	$ (140,000)	$ -

We determined a triggering event occurred with the Carson City land and building (“the property”) due to the expected undiscounted cash flows being below the carrying value of the property, indicating impairment.  The fair value is defined pursuant to ASC 820 – Fair Value Measurements as the price that would be received in an orderly transaction between market participants at the measurement date.  The fair value was estimated based on market conditions and comparable transactions.

Carrying Value
	6/30/2009	Depreciation	Impairment	6/30/2010
Land	$ 757,000		$ (478,000)	$ 279,000
Building	$ 1,470,000		$ (829,000)	$ 641,000
Accumulated Depreciation	$ (122,000)	$ (38,000)	$ -	$ (160,000)
Total Land & Building, net	$ 2,105,000	$ (38,000)	$ (1,307,000)	$ 760,000

Warranties

Our warranty accrual is determined by reviewing the return rates and warranty repair costs for warranty eligible products.  We accrue an amount of expected repair cost based on these factors projected for the future applicable warranty period.  If actual return rates or repair costs differ from our estimates, actual results could vary from the projected accrual.  The repair return rates and cost assumptions are reviewed quarterly.

Property, Plant, Equipment and Leasehold Improvements, Net

            Property, plant and equipment is recorded at cost and consists of the following:

	6/30/2010	6/30/2009
	Audited	Audited
Land	$279,000	$757,000
Building	$641,000	$1,470,000
Leasehold Improvements	$2,286,000	$2,283,000
Equipment	$6,745,000	$6,620,000
Total	$9,951,000	$11,130,000
Accumulated Depreciation	$(5,859,000)	$(5,149,000)
Total property, plant & equipment, net	$4,092,000	$5,981,000

Depreciation is provided using the straight-line method over the estimated useful lives of the assets as follows: building - 39 years, equipment - 3 to10 years; and leasehold improvements are depreciated over the shorter of the term of the lease or their estimated useful lives.

As noted above, the value of the Carson City land and building was revalued to its current market value in 2010.  The land was reduced to $279,000 from $757,000 and the building was reduced to $641,000 from $1,470,000.

Stock-Based Compensation

We are subject to ASC 718 (formerly SFAS No. 123 (R) Accounting for Stock-Based Compensation, as revised December 2004.)  This standard establishes the accounting standards for equity compensation, and applies to us in the recognition of the cost of stock options awarded based on the grant-date fair value of those awards.

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

Year in Review

2010 proved to be a much better year for Pro-Dex following the down year for the world’s economy and Pro-Dex in fiscal year 2009.  Our consolidated sales for 2010 grew by 10% as compared to 2009, bringing our five year cumulative average growth back to over 10% per year.  Over a longer term, we maintained a cumulative average growth rate of almost 10% per year since fiscal year 2003.

Our medical products business resumed its growth in 2010 as sales were over 13% higher than the previous year.  Strong demand from our top two customers and a new product that we delivered to one of those customers drove the sales increase.  Unfortunately, as discussed elsewhere in this report, in December 2009 we received notice from our largest customer that it is working to manufacture for itself the two products that we currently produce for the customer, potentially reducing our sales to them beginning in calendar year 2011.

Our motion control business was particularly adversely affected in 2009 as our high margin products associated with this business are used by capital equipment providers, and these orders slowed substantially in our third quarter (January-March 2009).  In response to the unfavorable demand environment for these products, we sensed an opportunity to gain market share in the motion control marketplace and added additional sales resources in January 2009 to aggressively uncover and pursue new customer and new sales channel opportunities.  Sales levels gradually increased through the year and ended 2010 at a run rate of approximately 80% of the sales levels seen before the 2009 downturn.

Our year-end backlog of orders remained at the high end of the historical range at $11.2 million, up from $9.8 million at June 2009 and $10.4 million at June 2008.

The cost control efforts established in the prior years continued to show positive results.  Our gross margin increased from 32% in 2009 to 36% of sales in 2010, a level not seen since 2006.  Our reported operating costs in 2010 were $11.6 million, up from $8.3 million in 2009, but as in 2009, were clouded by non-cash impairment charges.  These non-cash charges totaled over $4.4 million dollars in 2010, consisting of:

(1)	We wrote off the remaining $140,000 of the patent intangible in December 2010 as no strategic distribution partner was found for the product line.
(2)

By the end of fiscal 2010, it became apparent that the expected product synergies and resulting financial benefits from the 2006 Astromec acquisition were not being realized.  As a result, we determined that the asset was impaired and wrote off $1.9 million in goodwill associated with the acquisition.

(3)	We also realized the decline in market value of the Carson City land and building and wrote down that asset’s value by $1.3 million.
(4)

In addition, due to the uncertain outlook of the medical device business related to the potential reduction in business from a major customer, the remaining $1.1 million in goodwill from the 1995 acquisition of Micro Motors was determined to be impaired and written off.

2009 included a $997,000 charge for writing down the majority of the value of the patent intangible.

Without the impairment charges, operating expenses remained stable at $7.2 million in 2010 and in 2009.

We continue to have a full allowance on our $3.0 million in deferred tax assets at the end of 2010, up from $2.1 million at the end of 2009.

Despite the reported loss, we significantly improved the Company’s financial position by generating over $3.2 million in operating cash for the 2010 fiscal year, following the $1.7 million generated in 2009 and $2.0 million in 2008.  Our net debt balance of $2.2 million from 2009 turned to a net cash balance of $900 thousand as our cash balances exceeded our debt balances.  The cash generated was a result of normal ongoing operations generating over $1.2 million in pre-tax profitability in 2010 before consideration of the impairments.  We also benefited from a change in the tax law that allowed us to recover $547,000 in previously unavailable tax credits.  We continue to have nothing borrowed on our credit line and ended the year with approximately $3.8 million in cash on hand.

RESULTS OF OPERATIONS

Results of Operations for Fiscal Year Ended June 30, 2010, Compared to Fiscal Year Ended June 30, 2009

The following table sets forth financial data and the percentage of net revenues regarding the Company's financial position and operating results.

(In Thousands)		Fiscal Year ended June 30,
	2010		2009
Net sales:	$23,211	100%	$21,122	100%
Cost of sales	14,847	64%	14,374	68%
Gross Profit	8,364	36%	6,748	32%

Selling, general and administrative expenses	4,670	20%	4,452	21%
Intangible and Property Value Impairment	4,444	19%	997	5%
Research and development costs	2,480	11%	2,791	13%
Loss from Operations	(3,230)	(14%)	(1,492)	(7%)

Net interest expense and net other income	158	1%	212	1%

Benefit for Income Taxes	(1,130)	(5%)	(1,100)	(5%)
Allowance for deferred tax asset	710	3%	2,241	11%
Net Loss	$(2,968)	(13%)	$(2,845)	(13%)

Net Sales.   Consolidated sales increased 10% or $2,089,000 to $23,211,000 from $21,122,000 for 2010 as compared to 2009.  Medical sales were higher by $2,693,000 or 24%, due to higher sales to our largest customer of $2,737,000 as that customer continues to build inventory (see Note 8 of the consolidated financial statements).  Shipments to dental customers decreased by $501,000 or 19%, as we strategically reduced sales of certain low profit products.  Sales to industrial customers decreased by $130,000 or 5%, reflecting a slowdown in our motion control business primarily in the first six months of fiscal year 2010.  Aerospace sales were up $361,000 or 14%, due to higher commercial aircraft motor shipments.  Sales related to government research related products and product repairs were down 14%, due primarily to a decline in government agency related work.

Although selective price increases and decreases were implemented in response to market conditions, the majority of the sales growth and declines for each product line is due primarily to changes in sales volume, not the effect of price changes.

The amount of Pro-Dex total sales to each customer type and the year-to-year change is noted in the table below:

	Fiscal Year ended June 30,		Increase/
Sales by customer type ($'000)	2010	2009	(Decrease)
Medical	$13,800	$11,107	24%
Aerospace	2,985	2,624	14%
Industrial	2,318	2,448	(5%)
Dental	2,119	2,620	(19%)
Government research and other	1,989	2,324	(14%)
Total Sales	$23,211	$21,123	10%

Gross Profit and Gross Profit Percentage of Sales.  Our consolidated gross profit for 2010 increased $1,616,000 or 24% compared to the gross profit in the previous year, due to the higher medical sales and improved Industrial sales mix.  Gross profit as a percentage of sales increased to 36% for the year ended June 30, 2010 compared to 32% for the year ended June 30, 2009.  Gross margin as a percentage of sales was positively impacted as a more favorable sales mix comprised mostly of the increase higher margin medical products and the decrease in lower margin dental products. Gross profit and gross profit as a percentage of sales were as follows:

	Fiscal Year ended June 30,
	2010	2009	Increase
Gross Profit	$8,364,000	$6,748,000	24%
Gross Profit Percentage of Sales	36%	32%

Selling, General and Administrative Costs (S, G&A).  S, G & A expenses (including $4,444,000 and $997,000 intangible and property value impairment charges in 2010 and 2009 respectively) increased 67% to $9,113,000 for the year ended June 30, 2010 from $5,449,000 for year ended June 30, 2009.  We had a 7% increase in selling expense mainly due to increased promotion and advertising ($56,000) and increased employee compensation ($19,000).  General and administrative costs were higher by 4% due to increases in employee compensation ($134,000) offset by reduced consulting costs ($35,000).

As a percentage of sales, S, G&A costs increased to 39% from 22% for the year ended June 30, 2010 and 2009, respectively.  The increase in G&A costs related to impairment was 19% and 4% for the years ended June 30, 2010 and 2009 respectively.  S, G&A costs were as follows:

	Fiscal Year ended June 30,
	2010	2009	Increase
Selling	$1,382,000	$1,295,000	7%
General and administrative	$3,287,000	$3,157,000	4%
Intangible asset and property value impairment	$4,444,000	$997,000	346%
Total Selling, General & Administrative cost	$9,113,000	$5,449,000	67%
S, G&A Percentage of Sales	39%	22%

Research and Development Costs.  Research and development expenses decreased $311,000 to $2,480,000 for the year ended June 30, 2010 from $2,791,000 for the year ended June 30, 2009, a decrease of 11%.  The decrease was primarily due to decreased labor and related costs.  Research and development costs were as follows:

	Fiscal Year ended June 30,
	2010	2009	Decrease
Research and Development (R&D) Costs	$2,480,000	$2,791,000	(11%)
Research and Development costs Percentage of Sales	11%	13%

Operating Loss and Operating Loss as a Percentage of Sales.  Our consolidated operating loss for the year ended June 30, 2010 was $3,230,000 compared to an operating loss of $1,492,000 for the year ended June 30, 2009.  Operating loss as a percentage of sales increased to 14% for the year ended June 30, 2010 compared to 7% for the year ended June 30, 2009.  Operating loss and operating loss as a percentage of sales were as follows:

	Fiscal Year ended June 30,
	2010	2009	(Decrease)
Operating (Loss)	$(3,230,000)	$(1,492,000)	116%
Operating (Loss) Percentage of Sales	(14%)	(7%)

Royalties and Other Income.  We earned and received $44,000 in royalty payments in fiscal year 2010, compared to $14,000 in royalty payments in 2009.  The increase in 2010 was due to a single one-time royalty termination payment of $40,000.  We had no “other” expense during the years ended June 30, 2010 and 2009

Net Interest Income/Expense.  Net interest expense was $202,000 in the year ended June 30, 2010, which included $204,000 in interest expense offset by $2,000 in interest income, compared to $226,000 in the year ended June 30, 2009 which included $228,000 in interest expense offset by $2,000 in interest income.

The decrease in interest expense is due to reductions in the outstanding principal of our Carson City real estate loan and five year term note.  We continue to carry no balance on our revolving credit line note.

	Fiscal Year ended June 30,		Increase/
	2010	2009	(Decrease)
Debt related interest expense	$204,000	$228,000	(11%)
Interest income	$(2,000)	$(2,000)	0%
Net interest expense	$202,000	$226,000	(11%)
Interest expense as a Percentage of Sales	1%	1%

Income Tax Provision.  Our estimated effective combined federal and state tax rate on loss from operations for the year ended June 30, 2010 resulted in a 12% benefit of loss before tax compared to a 67% provision of loss before tax for the year ended June 30, 2009.  The difference is due to the $2,241,000 valuation allowance against our current and long term deferred tax assets established in 2009 which resulted in a net $1,141,000 income tax provision during the fiscal year ended June 30, 2009.  The valuation allowance was increased by $710,000 in 2010, which partially offset the tax benefit from the loss before tax for the year.  The deferred tax valuation allowance is more fully described in Note 5 of the accompanying Consolidated Financial Statements.

            As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax liabilities together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes.  These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet.  The deferred tax assets result primarily from tax basis of intangible assets in excess of book basis. Each period we must assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent management believes that recovery is not likely, we must establish a valuation allowance. To the extent a valuation allowance is either increased or decreased in a period, the impact will be included in the tax provision in the statement of operations.

Significant management judgment is required in determining our provision for income taxes and the recoverability of our deferred tax asset.  Such determination is based primarily on our historical taxable income, with some consideration given to our estimates of future taxable income by jurisdictions in which we operate and the period over which our deferred tax assets will be recoverable.  Due to cumulative losses during the past three years, we maintain a $2,951,000 valuation allowance against our deferred tax assets as of June 30, 2010.  Changes in the valuation allowance are recorded through income tax expense and included in the tax provision in the statement of operations.

            Net (Loss)  We had a net loss of $2,968,000 or $0.92 per share, basic, for the year ended June 30, 2010, compared to a net loss of $2,845,000 or $0.88 per share, basic, for the year ended June 30, 2009.

Liquidity and Capital Resources

The following table presents selected financial statistics and information for the periods indicated:

	As of
	June 30, 2010	June 30, 2009
Cash and cash equivalents	$3,794,000	$1,124,000
Working Capital[1]	$6,369,000	$4,548,000
Credit Line outstanding balance	$-	$-
Tangible book value/common share[2]	$2.36	$2.27
Number of days of sales outstanding (DSO) in
accounts receivable at end of quarter[3]	43	41

	Year ended
	June 30, 2010	June 30, 2009
Net cash provided by operations	$3,240,000	$1,718,000

1 Working Capital = Ending Current Assets balance – Ending Current liabilities balance

2 Tangible book value/common share = {(Total shareholders’ equity – Net intangible asset (patents) – Goodwill)}/(basic outstanding shares)

3 DSO = Ending Net Accounts Receivable balance/(Previous Quarter Sales/91)

Our working capital at June 30, 2010 increased $1,821,000 (40%) to approximately $6.4 million compared to approximately $4.5 million at June 30, 2009.  The increased working capital is due primarily to an increase in cash and equivalents of $2,670,000 offset by an increase in current liabilities of $1,034,000 compared to June 30, 2009.  Net cash provided by operations during fiscal year 2010 was $3,240,000 as compared to $1,718,000 during fiscal year 2009.  Fiscal year 2010 cash provided by operating activities was primarily the result of the net loss from operations of $2,968,000 offset by non-cash items of $5,153,000 and changes in operating assets and liabilities of $1,055,000.  The non-cash items consisted primarily of depreciation and amortization of $726,000, Carson City land and building impairment of $1,307,000, Carson City goodwill impairment of $1,886,000 Micro Motors goodwill impairment of $1,110,000 and the remaining IntraFlow patent impairment of $140,000.  Cash provided by changes in operating assets and liabilities was primarily due to an increase in accounts payable of $451,000, an increase in employee bonus accrual of $502,000 and an increase in warranty reserve of $168,000.  Included in the operating cash is a one-time benefit from a change in the tax law that allowed us to recover $549,000 in previously unavailable tax credits.

Management believes that our working capital needs over the next twelve months can be adequately supported by current operations.

Potential Reduction in Large Customer Orders

In December, 2009 our largest customer informed us that is was in the process of developing, and planned to eventually manufacture, its own surgical hand pieces which are functionally comparable to the two products currently provided to the customer by the Company.  Pro-Dex has been the exclusive manufacturer of these products since they were developed.

We currently provide the Customer with two products (“Product A” and “Product B”) and repair services for such products.  Total revenue shipped in the last two fiscal years by each of these categories is as follows:

	Revenues during the 12 months ended		Average % of Total
	6/30/2010	6/30/2009
Product A	$4,398,000	$2,851,000	46%
Product B	$3,965,000	$2,717,000	42%
Repairs	$905,000	$962,000	12%
	$9,268,000	$6,530,000	100%

The customer has indicated that it has successfully developed, tested, and released its version of Product A and is currently shipping such product to new accounts.  The customer has also indicated that it intends to continue to purchase from Pro-Dex sufficient levels of Product A to support replacement units for its existing customers in the U.S. and Europe through at least the end of calendar year 2011 and will also use the Pro-Dex Product A for all requirements in the South American market through approximately the end of fiscal year 2012.

Regarding Product B, a more complex device, the customer has indicated that the development and testing of that Product has been less successful and that the Company can expect continued orders from the customer for Product B through the end of calendar year 2011.

Lastly, the customer has indicated that it intends to continue to use Pro-Dex’s repair services for all Pro-Dex products for an undetermined period, except in South America, where it will purchase components from Pro-Dex to do its own repairs locally.

As a result of the foregoing, we expect that approximately one-third of the revenue attributable to this customer during calendar year 2011 could move toward them.  However, the customer is not obligated to abide by the timetables it has currently expressed to us or to update us as to the status of its product development efforts.  Accordingly, we are unable to know or predict the status of the customer's initiative on an ongoing basis.  The customer could accelerate, delay or terminate its transition to its own products at any time and without notice to us, which could have a further material impact on our revenues.  The identity of the customer is protected by a confidentiality agreement.

The Company intends to find additional business and reduce its operating costs as necessary to minimize the impact of a potential revenue reduction.  In the event that the customer's future purchases are reduced beyond the additional business won and the cost savings realized, the Company is likely to experience a material and adverse impact on its business.

Issues Related to Credit Facilities

We have a credit facility with Wells Fargo Bank, N.A. (“Wells Fargo”) and a mortgage with Union Bank of California, N.A (“Union Bank”).

Wells Fargo Credit Facility

As of June 30, 2010, the Wells Fargo credit facility had two components:

  a revolving Credit Line Note (“line of credit”) of up to $1,000,000 in borrowing availability, and a Five year Term Note (the “TI Loan”) with an initial balance of  $2,000,000, of which $1,366,667 was outstanding as of June 30, 2010.

If borrowings under the line of credit exceed $500,000, the maximum amount of borrowing is limited to the lesser of $1,000,000 or 70% of the eligible accounts receivable plus 40% of the eligible inventory.  Its terms require monthly interest payments at either (i) the prime rate of interest (3.25% at June 30, 2010) plus 1.50%, or (ii) three-month LIBOR (0.534% at June 30, 2010) plus 2.50%, at our discretion, based on outstanding borrowings.  The line of credit expires on November 1, 2010.  We are charged an unused credit line fee of 1.5% per annum payable quarterly on the average balance of the line of credit that is not used.  There was no outstanding balance under the credit line as of June 30, 2010.  The total eligible additional borrowing capacity under the line of credit as of June 30, 2010 was $1,000,000.

The TI Loan had an initial balance of $2,000,000.  The borrowings from this term commitment were used for construction of tenant improvements for our Irvine, California facility.  Its terms require monthly principal and interest payments over the 60-month life of the loan, based on outstanding borrowings.  The interest rate is fixed at 5.72% over the life of the loan.  There was a $1,366,667 outstanding balance under the TI Loan as of June 30, 2010.

All assets of the Company except our Carson City land and building secure the outstanding borrowings under the Wells Fargo credit facility.

Union Bank Mortgage

In March 2006, we entered into a ten-year mortgage with Union Bank for $1,650,000.  The principal balance of the mortgage bears interest at a fixed annual rate of 6.73%.  Payments on the mortgage are $11,379 per month (based on a 25 year amortization), with the balance of $1,291,666 in principal due on April 1, 2016.  The mortgage is secured by our Carson City land and building.  There was $1,528,000 in principal outstanding under the mortgage as of June 30, 2010.   On September 16, 2010, we paid the remaining $1,519,000 balance due on the mortgage, fully retiring such indebtedness.

There are certain financial and non-financial covenants that the Company must meet to be in compliance with the terms of the Wells Fargo credit facility and mortgage with Union Bank.  As of the year ended June 30, 2010, we were in violation of the Wells Fargo annual net income, the quarterly earnings before tax and fixed charge coverage covenants.  Wells Fargo waived these violations by a letter agreement on September 17, 2010.  We were in compliance with the Union Bank financial covenant, however the Wells violation triggered a cross-default under the Union Bank agreement as of June 30, 2010 that was waived on September 21, 2010.

At June 30, 2010, we had cash and cash equivalents of $3,794,000.  We believe that our cash and cash equivalents on hand, together with cash flows from operations, if any, and amounts available under the credit facilities will be sufficient to meet our working capital and capital expenditure requirements for this and the next year.

In September 2002, our Board of Directors authorized the repurchase on the open market of up to 166,667 shares of our outstanding Common Stock at a share price no greater than $3.75, subject to compliance with applicable laws and regulations.  There is no requirement that we repurchase all or any portion of such shares.  The maximum total value of the repurchase is not to exceed $166,667.  From the inception of the repurchase authorization through the fiscal year-end date of June 30, 2003, we repurchased 25,233 shares of Common Stock for $43,741, at an average price of $1.74 per share.  No additional shares were repurchased in fiscal years 2004 through 2008.  During fiscal year 2009, we repurchased 73,232 shares of common stock for $133,472, at an average price of $1.83 per share. Since the initiation of the buyback program in 2002 through June 30, 2010, we have repurchased 98,465 shares for $177,213 at an average price of $1.80 per share.  Our Board suspended the buyback authorization in May 2009 and has not set a reinitiation date for the purchase of our shares pursuant to this program.

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

Recent Accounting Pronouncements

In August 2009, the FASB issued ASU No. 2009-05, “Measuring Liabilities at Fair Value,” (ASU 2009-05) which provides clarification that in circumstances where a quoted market price in an active market for an identical liability is not available, a reporting entity must measure fair value of the liability using one of the following techniques: 1) the quoted prices for similar liabilities or similar liabilities when traded as assets; or 2) another valuation technique, such as a present value technique or the amount that the reporting entity would pay to transfer the identical liability or would receive to enter into the identical liability that is consistent with the provisions of ASC 820, “Fair Value Measurements and Disclosures.” The Company adopted this statement for the quarter ended September 30, 2009. The adoption of ASU 2009-05 did not have a material impact on our financial position or results of operations.

In January 2010, the FASB issued authoritative guidance intended to improve disclosure about fair value measurements. The guidance requires entities to disclose significant transfers in and out of fair value hierarchy levels and the reasons for the transfers and to present information about purchases, sales, issuances, and settlements separately in the reconciliation of fair value measurements using significant unobservable inputs (Level 3). Additionally, the guidance clarifies that a reporting entity should provide fair value measurements for each class of assets and liabilities and disclose the inputs and valuation techniques used for fair value measurements using significant other observable inputs (Level 2) and significant unobservable inputs (Level 3). This guidance is effective for interim and annual periods beginning after December 15, 2009 except for the disclosure about purchases, sales, issuances and settlements in the Level 3 reconciliation, which will be effective for interim and annual periods beginning after December 15, 2010. As this guidance provides only disclosure requirements, the adoption of this standard will not impact the Company’s consolidated financial statements.

The FASB has issued Accounting Standards Codification (ASC) and the Hierarchy of Generally Accepted Accounting Principles (Codification). This authoritative guidance established the Codification, which officially launched on July 1, 2009, to serve as the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The subsequent issuances of new standards will be in the form of Accounting Standards Updates (ASUs) that will be included in the Codification. The Company adopted the Codification for the quarter ended September 30, 2009. The Company’s adoption of the Codification did not have any impact on the Company’s financial position and operations as this change is disclosure-only in nature.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risks

      Not applicable.

Item 8.   Financial Statements and Supplementary Data

       The financial statements and supplemental data of the Company may be found in this report on the pages indicated below.

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.   Controls and Procedures

  The Chief Executive Officer and Chief Financial Officer (the principal executive officer and principal financial officer, respectively) conducted an evaluation of the design and operation of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)).  Based on that evaluation for the quarter ended June 30, 2010, the Chief Executive Officer and the Chief Financial Officer concluded that the disclosure controls and procedures are effective.

Our management is responsible for establishing and maintaining adequate “internal control over financial reporting” (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of June 30, 2010.

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

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that apply to small, non-accelerated filers that permit us to provide only management’s attestation in this annual report.

During the quarter ended June 30, 2010, there were no changes in the Company's internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

Item 9B.   Other Information.

None.

PART III

Item 10.   Directors, Executive Officers, and Corporate Governance

Information required by this Item is incorporated by reference from the information contained in the Company's definitive Proxy Statement for the Company's 2010 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended June 30, 2010 (the "Proxy Statement").

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

PART IV

Item 15.   Exhibits

(1)        See Exhibit Index.

Report of Independent Registered Public Accounting Firm

The Stockholders and Board of Directors

Pro-Dex, Inc.:

We have audited the accompanying consolidated balance sheets of Pro-Dex, Inc. and Subsidiaries (the Company) as of June 30, 2010 and 2009 and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the years in the two-year period ended June 30, 2010.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pro-Dex, Inc. and Subsidiaries as of June 30, 2010 and 2009, and the results of their operations and their cash flows for each of the two years in the two-year period ended June 30, 2010 in conformity with accounting principles generally accepted in the United States of America.

Irvine, California

September 28, 2010

PRO-DEX, INC. and SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	30-Jun-10	30-Jun-09
ASSETS
Current assets:
Cash and cash equivalents	$3,794,000	$1,124,000
Accounts receivable, net of allowance for doubtful accounts
of $25,000 in 2010 and $52,000 in 2009	2,682,000	2,515,000
Other Current Receivables	22,000	16,000
Inventories	3,228,000	3,365,000
Prepaid expenses	174,000	117,000
Prepaid income taxes	-	118,000
Deferred income taxes	209,000	-
Total current assets	10,109,000	7,255,000

Property, plant, equipment and leasehold improvements, net	4,092,000	5,981,000
Other assets:
Goodwill	-	2,997,000
Intangibles - Patents, net	-	147,000
Other	78,000	87,000
Total other assets	78,000	3,231,000

Total assets	$14,279,000	$16,467,000

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,279,000	$827,000
Accrued expenses	1,947,000	1,394,000
Income taxes payable	79,000	53,000
Current Portion of T.I. Loan	400,000	400,000
Current portion of real estate loan	35,000	33,000
Total current liabilities	3,740,000	2,707,000

Long-term liabilities:
Notes Payable - T.I. Loan	967,000	1,367,000
Real estate loan	1,493,000	1,528,000
Deferred income taxes	209,000	171,000
Deferred rent	255,000	212,000
Total long-term liabilities	2,924,000	3,278,000

Total liabilities	6,664,000	5,985,000
Commitments and contingencies
Shareholders' equity:
Common shares; no par value; 50,000,000 shares authorized;
3,251,850 shares issued and outstanding June 30, 2010
3,222,890 shares issued and outstanding June 30, 2009	16,675,000	16,574,000
Accumulated deficit	(9,060,000)	(6,092,000)

Total shareholders' equity	7,615,000	10,482,000

Total liabilities and shareholders' equity	$14,279,000	$16,467,000
See notes to consolidated financial statements.

PRO-DEX, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Years ended June 30

	2010	2009

Net sales	$23,211,000	$21,122,000

Cost of sales	14,847,000	14,374,000
Gross profit	8,364,000	6,748,000

Operating expenses:
Selling expense	1,382,000	1,295,000
General and administrative expenses	3,288,000	3,157,000
Impairment of intangible assets	3,137,000	997,000
Impairment of property value	1,307,000	-
Research and development costs	2,480,000	2,791,000
Total operating expenses	11,594,000	8,240,000

(Loss) from operations	(3,230,000)	(1,492,000)

Other:
Royalty income	44,000	14,000
Interest income	2,000	2,000
Interest (expense)	(204,000)	(228,000)
Total	(158,000)	(212,000)

(Loss) Income before provision for income taxes	(3,388,000)	(1,704,000)

Benefit for Income Taxes	1,130,000	1,100,000
Allowance for deferred tax asset	(710,000)	(2,241,000)
Total Benefit (Provision) for Income taxes	420,000	(1,141,000)

Net (Loss)	$(2,968,000)	$(2,845,000)

Net (Loss) per share:
Basic	$(0.92)	$(0.88)
Diluted	$(0.92)	$(0.88)

Weighted average shares outstanding - basic	3,232,850	3,236,918
Weighted average shares outstanding - diluted	3,232,850	3,236,918

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
Years ended June 30

	Common Shares
	Number		Accumulated
	of Shares	Amount	Deficit	Total

Balance 2007	3,239,455	$16,340,000	$(3,489,000)	$12,851,000

Cumulative retained earnings adjustment for prior years due to accounting standards change (FIN 48)	-	-	(75,000)	(75,000)

Issuance of restricted shares and Stock- Based compensation	28,333	205,000	-	205,000

Net Income	-	-	317,000	317,000

Balance 2008	3,267,789	$16,545,000	$(3,247,000)	$13,298,000

Repurchase of Common Stock	(73,232)	(137,000)		(137,000)

Issuance of restricted shares and Stock- Based compensation	28,333	166,000	-	166,000

Net (Loss)	-	-	(2,845,000)	(2,845,000)

Balance 2009	3,222,890	$16,574,000	$(6,092,000)	$10,482,000

Issuance of restricted shares and Stock- Based compensation	28,334	101,000	-	101,000
Additional shares due to reverse stock split rounding	626
Net (Loss)	-	-	(2,968,000)	(2,968,000)

Balance 2010	3,251,850	$16,675,000	$(9,060,000)	$7,615,000

See notes to consolidated financial statements.

PRO-DEX, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended June 30

	2010	2009
Cash Flows from Operating Activities:
Net Income	$(2,968,000)	$(2,845,000)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	726,000	810,000
Impairment of intangible asset and property value	4,444,000	997,000
Loss on disposal	-	25,000
(Recovery of) doubtful accounts	(27,000)	(92,000)
Stock based compensation	101,000	166,000
Deferred taxes	(91,000)	1,058,000
Changes in:
(Increase) Decrease in accounts receivable	(146,000)	609,000
Decrease in inventories	137,000	1,737,000
(Increase) Decrease in prepaid expenses	(57,000)	97,000
Decrease (Increase) in other assets	9,000	(20,000)
Increase (Decrease) in accounts payable and accrued expenses	1,086,000	(1,505,000)
Increase in income taxes payable	26,000	681,000
Net Cash provided by Operating Activities	3,240,000	1,718,000

Cash Flows From Investing Activities:
Purchase of equipment and leasehold improvements	(137,000)	(269,000)

Net Cash used in Investing Activities	(137,000)	(269,000)

Cash Flows from Financing Activities:
(Principal) payments of patent deferred payable	-	(45,000)
Net (payments) on Line of Credit	-	(2,000,000)
Principal (payments) on Term Note	(400,000)	(396,000)
Net Principal borrowing on TI Loan	-	1,767,000
Principal payments on Real Estate Loan	(33,000)	(31,000)
Stock Repurchases	-	(137,000)

Net Cash (used in) Financing Activities	(433,000)	(842,000)

Net increase in Cash and Cash Equivalents	2,670,000	607,000
Cash and Cash Equivalents, beginning of year	1,124,000	517,000

Cash and Cash Equivalents, end of year	$3,794,000	$1,124,000

Supplemental Information
Cash paid for interest	$204,000	$230,000
Cash paid for income taxes	$154,000	$-

See notes to consolidated financial statements.

PRO-DEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010 and 2009

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

Revenue Recognition

Revenue on virtually all product sales is recognized upon shipment to the customer based on its terms of FOB shipping point, where the risk of loss and title transfer to the customer.  We record sales in accordance with ASC 605 (Formerly SEC Staff Accounting Bulletin No. 104, Revenue Recognition.)  Under these guidelines, revenue is recognized when all of the following exist: persuasive evidence that a sale arrangement exists, delivery of the product has occurred, the price is fixed or determinable, and payment is reasonably assured.  We sell some of our products with a warranty that provides for repairs or replacement of any defective parts for a period after the sale. At the time of the sale, the Company accrues an estimate of the cost of providing the warranty based on prior experience, but does not accrue an allowance for sales returns.  The Company recognizes revenue under research and development agreements as certain deliverables are met as specified in each development contract.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of ninety days or less to be cash equivalents.

Accounts Receivable

Trade receivables are carried at original invoice amount less an estimate made for doubtful accounts based on a monthly review of all outstanding amounts.  Management determines the allowance for doubtful accounts by identifying troubled accounts and using historical experience applied to an aging of accounts.  Trade receivables are written off when deemed uncollectible.  Recoveries of trade receivables previously written off are offset against the allowance when received. Changes in reserve for allowance for doubtful accounts are as follows for the years ended June 30, 2010 and 2009:

	Fiscal Year Ended June 30,
	2010	2009
Balance at the beginning of the year	$52,000	$144,000
Write off of doubtful accounts	(15,000)	(39,000)
Collection of doubtful accounts	(12,000)	(53,000)
Balance at the end of the year	$25,000	$52,000

Inventories

       Inventories are stated at the lower of cost (the first-in, first-out method) or market and consist of the following at June 30, 2010 and 2009:

	Fiscal Year Ended June 30,
	2010	2009
Raw Materials	$1,311,000	$1,290,000
Work in process	607,000	866,000
Finished goods	1,310,000	1,209,000
Total inventories	$3,228,000	$3,365,000

Warranties

The warranty accrual is based on historical costs of warranty repairs and expected future identifiable warranty expenses.  Warranty expenses are reflected in the financial statements in Cost of Sales (“COS”).  The warranty accrual and expenses for the years ended June 30, 2010 and 2009 are presented below:

	Fiscal Year Ended June 30,
	2010	2009
Beginning Balance	$518,000	$861,000
Warranties issued during period	$777,000	$664,000
Adjustments to pre-existing warranties
due to assumption changes	$(58,000)	$(406,000)
Settlements (actual expenditures)	$(551,000)	$(601,000)
Ending Balance	$686,000	$518,000

Accrued warranty expense increased during fiscal year ending June 30, 2010 compared to fiscal year ending June 30, 2009 due to more units shipped that were eligible for warranty coverage.  The repair costs and expected product return assumptions are reviewed quarterly.  The table below reflects the effects on the fiscal year ending June 30, 2010 and 2009 net loss and net loss per share for the assumption changes.

	Fiscal Year Ended June 30,
	2010	2009
Loss before provision for income taxes - before estimate change	$(3,033,000)	$(2,979,000)
Add: Impact of change in warranty reserve estimate assumptions	$58,000	$406,000
Less : Tax effect	$7,000	$(272,000)
Net Loss after provision of income taxes - after estimate change	$(2,968,000)	$(2,845,000)

EPS - before provision for income taxes - before estimate change	$(0.94)	$(0.93)
Add: Impact of change in warranty reserve estimate assumptions	$0.02	$0.13
Less : Tax effect	$-	$(0.08)
EPS - after provision of income taxes - after estimate change	$(0.92)	$(0.88)

Property, Plant, Equipment & Leasehold Improvements, Net

Property, plant, equipment and leasehold improvements is recorded at cost and owned land and buildings are recorded at the value of their highest and best use and consist of the following as of June 30, 2010 and 2009:

	Fiscal Year Ended June 30,
	2010	2009
Land	$278,000	$757,000
Building	$641,000	$1,470,000
Leasehold Improvements	$2,287,000	$2,287,000
Equipment	$6,746,000	$6,616,000
Total	$9,952,000	$11,130,000
Accumulated Depreciation	$(5,860,000)	$(5,149,000)
Total property, plant & equipment, net	$4,092,000	$5,981,000

Depreciation is provided using the straight-line method over the estimated useful lives of the assets as follows: Building - 39 years, equipment - 3 to10 years; and leasehold improvements are depreciated over the shorter of the term of the lease or their estimated useful lives.

We determined a triggering event occurred with the Carson City land and building (“the property”) due to the expected undiscounted cash flows being below the carrying value of the property, indicating impairment.  The land was reduced to $370,000 from $757,000 and the building was reduced to $801,000 from $1,470,000.  (See Note 10 of the consolidated financial statements.)

Goodwill and Intangible Assets

In accordance with ASC 350 (formerly SFAS No. 142, “Intangible—Goodwill and Other,”) intangible assets with definite lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment indicators include, among other conditions, cash flow deficits, historic or anticipated declines in revenue or operating profit and adverse legal or regulatory developments. We assess potential impairment of our goodwill and intangible assets when there is evidence that recent events or changes in circumstances have made recovery of an asset’s carrying value unlikely.  We also assess potential impairment of our goodwill and intangible assets on an annual basis during our fourth quarter, regardless if there is evidence or suspicion of impairment.

If it is determined that such indicators are present and the review indicates that the assets will not be fully recoverable, based on undiscounted estimated cash flow over the remaining amortization periods, the carrying values are reduced to estimated fair market value. In accordance with ASC 350, a two-step impairment test is required to identify potential goodwill impairment and measure the amount of the goodwill impairment loss to be recognized. In the first step, the fair value of each reporting unit is compared to its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. If the fair value of the reporting unit exceeds the carrying amount of the net assets assigned to that unit, then goodwill is not impaired and no further testing is required.  (See Note 10 of the consolidated financial statements.)

We base our fair value estimates on assumptions that we believe are reasonable but are uncertain and subject to changes in market conditions.  For the purposes of identifying and measuring impairment, goodwill assets are grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flow of other assets and liabilities.

We identify two reporting units for purposes of our annual goodwill impairment testing arising from our acquisitions of Micro Motors and Astromec

  Our Carson City reporting unit corresponds to the operations resulting from the Astromec acquisition,

  Our Irvine reporting unit corresponds to the operations resulting from the Micro Motors acquisition.

During the preparation of the fiscal year 2010 financial statements, we determined a triggering event occurred for Micro Motors as new and replacement revenue sources for a potential loss of our largest customer had not been completed.  During the preparation of the fiscal year 2010 financial statements we also determined a triggering event for Astromec as it became apparent that the expected product synergies and resulting financial benefits from the 2006 Astromec acquisition were not being realized.  (See Note 10 of the consolidated financial statements).

.           As the fair value of the reporting units was below the carrying amount at both Astromec and Micro Motors a step 2 analysis was required.  In the step two analysis, it was determined that all the remaining goodwill for these two reporting units was impaired.  Goodwill impairment associated with Astromec recognized as an operating expense was $1,887,000. Goodwill impairment associated with Micro Motors recognized as an operating expense was $1,110,000.

Long-lived assets

In accordance with ASC 360 (formerly SFAS No. 144, “Accounting for the Impairment or Disposal for Long-Lived Assets”), we review the recoverability of our long-lived assets, such as property and equipment, when events or changes in circumstances occur that indicate the carrying value of the asset group may not be recoverable. The assessment of possible impairment is based on our ability to recover the carrying value of the asset or asset group from the expected future pre-tax cash flows, undiscounted and without interest charges, of the related operations. If these cash flows are less than the carrying value of such assets, an impairment loss is recognized for the difference between estimated fair value and carrying value. The measurement of impairment requires management to estimate future cash flows and the fair value of long-lived assets.

Given the Company’s lack of a direct dental distribution channel, in fiscal year 2009 third quarter, it stopped actively promoting the intraosseous dental anesthesia delivery product (“Intraflow”) that is based on the intangible asset resulting from the purchase of certain assets from IntraVantage, Inc. in October 2005.  Any substantial future value therefore is derived from the possibility that a company with a direct dental distribution channel (a “Market Participant”) might be interested in access to the technology through product purchases, licenses, acquisition, joint venture, or other means.  Given the current economic environment, the general lack of investment in new products, the limited number of Market Participants to whom this technology relates, the time and expense necessary to consummate a transaction, and other factors considered by management, there is also a significant possibility that no distribution partner will be found, resulting in effectively no value of the asset.  Given this change in circumstance, in accordance with ASC 360 (formerly SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.”) management tested the carrying amount of the intangible asset for recoverability as of March 31, 2009.  The result of management’s analysis (based on several scenarios with varying probabilities of occurring) was that the asset’s value was impaired and, accordingly, a charge of $997,000 was taken in the fiscal 2009 third quarter.  As market conditions have not improved and no distribution partner has been found as of December 31, 2009, management concluded that the asset’s value was further impaired and, accordingly, a charge for the remaining value of $140,000 was taken in the fiscal 2010 second quarter.

Carrying Value
	6/30/2009	Amortization	Impairment	6/30/2010
Intangibles - Patents	$ 147,000	$ (7,000)	$ (140,000)	$ -

We determined a triggering event occurred with the Carson City land and building (“the property”) due to the expected undiscounted cash flows being below the carrying value of the property, indicating impairment.  The fair value is defined pursuant to ASC 820 – Fair Value Measurements as the price that would be received in an orderly transaction between market participants at the measurement date.  The fair value was estimated based on market conditions and comparable transactions.

Carrying Value
	6/30/2009	Depreciation	Impairment	6/30/2010
Land	$ 757,000		$ (478,000)	$ 279,000
Building	$ 1,470,000		$ (829,000)	$ 641,000
Accumulated Depreciation	$ (122,000)	$ (38,000)	$ -	$ (160,000)
Total Land & Building, net	$ 2,105,000	$ (38,000)	$ (1,307,000)	$ 760,000

Stock Repurchase Plan

In September 2002, our Board of Directors authorized the repurchase on the open market of up to 166,667 shares of our outstanding Common Stock at a share price no greater than $3.75, subject to compliance with applicable laws and regulations.  There is no requirement that we repurchase all or any portion of such shares.  The maximum total value of the repurchase is not to exceed $166,667.  From the inception of the repurchase authorization through the fiscal year-end date of June 30, 2003, we repurchased 25,233 shares of Common Stock for $43,741, at an average price of $1.74 per share.  No additional shares were repurchased in fiscal years 2004 through 2008.  During fiscal year 2009, we repurchased 73,232 shares of common stock for $133,472, at an average price of $1.83 per share. Since the initiation of the buyback program in 2002 through June 30, 2010, we have repurchased 98,465 shares for $177,213 at an average price of $1.80 per share.  Our Board suspended the buyback authorization in May 2009 and has not set a reinitiation date for the purchase of our shares pursuant to this program.

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
July 1-31, 2008	5,233	$2.97	30,467	136,200 ($440,719)
August 1-31, 2008	2,333	$2.82	32,800	133,867 ($434,109)
September 1-30, 2008	14,076	$2.61	46,876	119,790 ($397,335)
October 1-31, 2008	12,050	$2.07	58,926	107,740 ($372,311)
November 1-30, 2008	2,850	$1.68	61,776	104,891 ($367564)
December 1-31, 2008	8,154	$1.26	69,930	96,737 ($357,235)
January 1-31, 2009	2,784	$1.32	72,714	93,953 ($352,324)
February 1-28, 2009	4,417	$1.23	77,131	89,535 ($349,190)
March 1-31, 2009	7,299	$1.11	84,430	82,236 ($343,994)
April 1-30, 2009	14,035	$1.21	98,465	68,201 ($322,787)
FY 2009 Total	73,232	$1.83	98,465	68,201 ($322,787)

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

Shipping and Handling

The Company includes payments from its customers for shipping and handling in its net revenues line item in accordance with ASC 605 (formerly Emerging Issues Task Force (“EITF”) 00-10, Accounting for Shipping and Handling Fees and Costs.   Shipping expenses, which consist primarily of payments made to freight companies, are reported in cost of goods sold.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist principally of cash and trade receivables.  The Company places its cash with major financial institutions.  At June 30, 2010 and 2009 and at various times throughout 2010 and 2009 the Company had deposits in excess of federally insured limits.  Credit sales are made to resellers located throughout the world, and account for a substantial portion of trade receivables.  Such receivables are not collateralized, but we do monitor our customer’s payment history.

Stock Options and Warrants

We are subject to ASC 718 (formerly SFAS No. 123 (R) Accounting for Stock-Based Compensation as revised December 2004.)  This standard establishes the accounting standards for equity compensation, and applies to us in the recognition of the cost of stock options awarded based on the grant-date fair value of those awards.

Under ASC 718, the fair value of stock-based awards to employees can be calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options with vesting restrictions which significantly differ from the Company’s stock option awards.  These models require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated value.  The volatility assumption is based on historical actual activity, with the future volatility expected to equal the past volatility.  The expected time to exercise is based on the simplified model of the vesting time plus ½ the option life.  The Company’s calculations for the options granted were made using the Black-Scholes option-pricing model.  The calculations are based on a single-option valuation approach and forfeitures are recognized.

The fair value and associated compensation cost of each grant is estimated at the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions: no dividend rate for all years; price volatility of 49% to 57% in 2009, of 41% to 52% in 2010; risk-free interest rates of approximately 2.4% to 3.0% in 2009 and 3.3% to 4.9% in 2010; and expected lives of five to eight years.

Use of Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The Company's operations are affected by numerous factors including market acceptance, changes in technologies and new laws and government regulations and policies. The Company cannot predict what impact, if any, the occurrence of these or other events might have on the Company's operations. Significant estimates and assumptions made by management include, but are not limited to: revenue recognition, the allowance for doubtful accounts, warranty reserve, inventory valuation for slow moving items, the carrying value of long-lived and intangible assets impairment of goodwill, and the recovery of deferred income tax assets.

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

Fair Value of Financial Instruments

            Fair Value Measurements — Effective July 1, 2008, the Company adopted ASC 820 (formerly Statement of Financial Accounting Standards No. 157, “Fair Value Measurements”) for financial assets and liabilities measured at fair value on a recurring basis.  (See note 9)  ASC 820 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements.

Research and Development

Research and development supports the development of generic rotary drive, motion control and electric motor technology platforms.

Advertising

Advertising costs are not capitalized, as all advertising expenditures are recognized in the period incurred as a selling expense.  In the year ended June 30, 2010, we recognized $127,000 for advertising, compared to $102,000 in the year ended June 30, 2009.

NOTE 3 - BANK DEBT

We have a credit facility with Wells Fargo Bank, N.A. (“Wells Fargo”) and a mortgage with Union Bank of California, N.A (“Union Bank”).

Wells Fargo Credit Facility

As of June 30, 2010, the Wells Fargo credit facility had two components:

  a revolving Credit Line Note (“line of credit”) of up to $1,000,000 in borrowing availability, and a Five year Term Note (the “TI Loan”) with an initial balance of  $2,000,000, of which $1,366,667 was outstanding as of June 30, 2010.

If borrowings under the line of credit exceed $500,000, the maximum amount of borrowing is limited to the lesser of $1,000,000 or 70% of the eligible accounts receivable plus 40% of the eligible inventory.  Its terms require monthly interest payments at either (i) the prime rate of interest (3.25% at June 30, 2010) plus 1.50%, or (ii) three-month LIBOR (0.534% at June 30, 2010) plus 2.50%, at our discretion, based on outstanding borrowings.  The line of credit expires on November 1, 2010.  We are charged an unused credit line fee of 1.5% per annum payable quarterly on the average balance of the line of credit that is not used.  There was no outstanding balance under the credit line as of June 30, 2010.  The total eligible additional borrowing capacity under the line of credit as of June 30, 2010 was $1,000,000.

The TI Loan had an initial balance of $2,000,000.  The borrowings from this term commitment were used for construction of tenant improvements for our Irvine, California facility.  Its terms require monthly principal and interest payments over the 60-month life of the loan, based on outstanding borrowings.  The interest rate is fixed at 5.72% over the life of the loan.  There was a $1,366,667 outstanding balance under the TI Loan as of June 30, 2010.

All assets of the Company except our Carson City land and building secure the outstanding borrowings under the Wells Fargo credit facility.

Union Bank Mortgage

In March 2006, we entered into a ten-year mortgage with Union Bank for $1,650,000.  The principal balance of the mortgage bears interest at a fixed annual rate of 6.73%.  Payments on the mortgage are $11,379 per month (based on a 25 year amortization), with the balance of $1,291,666 in principal due on April 1, 2016.  The mortgage is secured by our Carson City land and building.  There was $1,528,000 in principal outstanding under the mortgage as of June 30, 2010.  On September 16, 2010, we paid the remaining $1,519,000 balance due on the mortgage, fully retiring such indebtedness.

There are certain financial and non-financial covenants that the Company must meet to be in compliance with the terms of the Wells Fargo credit facility and mortgage with Union Bank.  As of the year ended June 30, 2010, we were in violation of the Wells Fargo annual net income, the quarterly earnings before tax and fixed charge coverage covenants.  Wells Fargo waived these violations by a letter agreement on September 17, 2010.  We were in compliance with the Union Bank financial covenant, however the Wells violation triggered a cross-default under the Union Bank agreement as of June 30, 2010 that was waived on September 21, 2010.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

The Company leases its existing office and warehouse facilities in Irvine, California and Beaverton, Oregon.  The Irvine lease expires in March 2018 and the Beaverton lease expires in April 2014.  These leases require the Company to pay insurance, taxes, and other expenses related to the leased space.  Total rent expense in 2010 and 2009 was $568,000 and $572,000, respectively.  Future minimum lease payments for the fiscal year ending June 30 are:

2011	$488,000
2012	$508,000
2013	$527,000
2014	$532,000
2015	$478,000
2016-2018	$1,399,000
Total	$3,932,000

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

NOTE 5 - INCOME TAXES

The provisions for income taxes for the years ended June 30, 2010 and 2009 are as follows:

		Fiscal Year ended June 30,
		2010	2009
Current:
	Federal	$(227,000)	$97,000
	State	(22,000)	(14,000)
Deferred:
	Federal	(141,000)	587,000
	State	(30,000)	471,000
Provision for Income taxes		$(420,000)	$1,141,000

A reconciliation of the expected tax to the amount computed by applying the federal statutory income tax rates to income before income taxes is as follows:

	Fiscal Year ended June 30,
	2010	2009
Federal income tax provision at the statutory rate	$(1,152,000)	$(579,000)
Change in valuation allowance for deferred tax assets	$710,000	$2,241,000
State income taxes, net of federal tax benefit	(122,000)	(275,000)
Tax incentives	(467,000)	(255,000)
Goodwill impairment	322,000
Non-deductible items	88,000	28,000
Unrecognized tax benefits	176,000	(19,000)
Other	25,000	-
(Benefit from)/Provision for income taxes	$(420,000)	$1,141,000

Deferred income tax assets and liabilities in the accompanying consolidated balance sheet at June 30, 2010 and 2009 are as follows:

	Fiscal Year ended June 30,
Deferred tax assets/(liabilities) current:	2010	2009

Deferred tax assets
Accrued expenses	$609,000	$316,000
Inventories	581,000	830,000
Net operating losses	112,000	680,000
State taxes	(13,000)	87,000
Income tax credit carry forwards	-	-
Total deferred tax assets (current)	1,289,000	1,913,000
Valuation Allowance	(1,080,000)	(1,297,000)

Current Deferred tax assets, net	$209,000	$616,000

	Fiscal Year ended June 30,
Deferred tax assets/(liabilities) non-current:	2010	2009

Deferred rent	$105,000	$87,000
Intangible assets	1,178,000	493,000
Non-cash stock based comp	-	16,000
Income tax credit carry forwards	748,000	569,000
State taxes	24,000	(76,000)
Depreciation	(393,000)	(932,000)
Total deferred tax assets (non-current)	1,662,000	157,000
Valuation allowance	(1,871,000)	(944,000)
Non-Current Deferred tax assets/(liabilities) , net	$(209,000)	$(787,000)

We have state net operating loss carry forwards for June 30, 2010 and 2009 of $1,541,000 and $2,305,000, respectively.  The Company has federal tax credits of $337,000 and $276,000 for June 30, 2010 and 2009, respectively, and state tax credits of $411,000 and $285,000 for June 30, 2010 and 2009, respectively.

Significant management judgment is required in determining our provision for income taxes and the recoverability of our deferred tax asset.  Such determination is based primarily on our historical taxable income, with some consideration given to our estimates of future taxable income by jurisdictions in which we operate and the period over which our deferred tax assets will be recoverable.  Due to cumulative taxable losses during the past three years, we recorded $2,241,000 valuation allowance against our deferred tax assets in the year ended June 30, 2009 and an additional $710,000 in 2010.

A reconciliation of the beginning and ending amount of valuation allowance is as follows:

Balance at July 1, 2009	(2,241,000)
Increase in tax asset valuation allowance	(710,000)
Balance at June 30, 2010	$(2,951,000)

The change in valuation allowance is due primarily to the change in the Company’s deferred tax assets and liabilities resulting from the revaluation of land and buildings and from the impairment of goodwill.

As of June 30, 2010, pursuant to ASC 740 (formerly FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes), we have accrued $230,000 of unrecognized tax benefits related to state income tax matters that would reduce the Company’s income tax expense if recognized and would result in a corresponding decrease in the Company’s effective tax rate.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at July 1, 2009	$54,000
Additions based on tax positions related to the current year	31,000
Additions for tax positions of prior years	145,000
Reductions for tax positions of prior years	0
Settlements	0
Balance at June 30, 2010	$230,000

We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of June 30, 2010, there was no interest or penalties applicable to our unrecognized tax benefits since the company has sufficient tax attributes available to fully offset any potential assessment of additional tax.

Pro-Dex and its subsidiaries are subject to U.S. federal income tax, as well as income tax of multiple state tax jurisdictions. We are currently open to audit under the statute of limitations by the Internal Revenue Service for the years ended June 30, 2007 and later.  Our state income tax returns are open to audit under the statute of limitations for the years ended June 30, 2006 and later. We do not anticipate a significant change to the total amount of unrecognized tax benefits within the next 12 months.

NOTE 6 - SHARE-BASED COMPENSATION

Stock Options

The Board of Directors and the shareholders of the Company have approved and adopted two equity compensation plans, pursuant to which (i) options to purchase common stock or ii) restricted shares, may be granted up to an aggregate amount of 833,333 shares of common stock to officers, directors, and employees of the Company.  Upon its adoption, the employee stock option plan had 666,667 shares of common stock available for issuance and the directors’ plan had 166,667 shares of common stock available for issuance.  The option plans are substantially similar, call for vesting as approved by the Board of Directors of six months for directors and up to five years for employees, and allow for the options to be outstanding for a period of up to ten years but are forfeited 30 days after the holder ceases to be an employee and are forfeited 90 days after the holder ceases to be director.  There are options to purchase 113,349 shares remaining under the employee option plan and options to purchase 23,334 shares remaining under the directors option plan for a total of 156,682 shares remaining under both option plans at June 30, 2010, that are available to grant in future years.  New shares are issued as such options are exercised or restricted shares are granted.  Share-based compensation expense reduced the Company’s results of operations as shown:

	Fiscal Year ended June 30,
	2010	2009
Share-based compensation expense recognized:
General and administrative, options	23,000	49,000
General and administrative, restricted stock	78,000	117,000
Subtotal expense	101,000	166,000
Related deferred tax benefit	-	-
Decrease in net income	101,000	166,000

Decrease in basic earnings per share	$0.03	$0.05
Decrease in diluted earnings per share	$0.03	$0.05

As of June 30, 2010, there was $24,000 of total unrecognized compensation cost related to 34,167 non vested outstanding stock options with a per share weighted average value of $2.88.  The unrecognized expense is anticipated to be recognized on a straight-line basis over a weighted average period of 0.7 years.

The following is a summary of stock option activity:

	2010		2009
		Weighted-Average		Weighted-
Fixed Options	Shares	Exercise Price	Shares	Exercise Price
Outstanding at beginning of year	311,000	$4.26	369,833	$4.74
Granted	22,000	1.57	35,333	1.86
Exercised	-	-	-	-
Forfeited	(139,167)	4.29	(94,167)	5.25
Outstanding at end of year	193,833	$3.94	311,000	$4.26

Exercisable at end of year	173,000	$4.08	276,917	$4.38

Weighted-average fair value per
Option granted during the year		$0.66		$0.84

The following table summarizes information regarding options outstanding and options exercisable at June 30, 2010:

	Options Outstanding				Options Exercisable
		Weighted- Average	Weighted- Average	Aggregate		Weighted- Average	Aggregate
Range of	Number	Remaining	Exercise	Intrinsic	Number	Exercise	Intrinsic
Exercise Price	Outstanding	Contractual Life	Price	Value	Outstanding	Price	Value
$1.26 to $2.43	83,000	5.5 years	$1.68	$29,050	71,000	$1.45	$24,790
$3.00 to $4.68	61,000	6.1 years	4.18	$-	52,000	3.55	$-
$5.22 to $5.76	20,000	4.5 years	5.51	$-	20,000	5.51	$-
$7.65 to $9.90	30,000	5.0 years	8.66	$-	30,000	8.66	$-
Total	194,000	4.2 years	$3.94	$29,050	173,000	$4.08	$24,790

Restricted Stock

In connection with the employment agreement with our Chief Executive Officer, a restricted stock grant of 113,334 shares of common stock was made in February 2007.  These shares vest in four equal installments of 25% or 28,333 shares per year over 4 years.  The common stock price at the date of the grant was $4.14.  New shares are issued with the vesting of each installment of restricted stock.  The fair value of the grant is calculated as the number of shares multiplied by the grant price.  The compensation expense is recognized over the vesting period of the grant.  Approximately $78,000 in compensation expense for the restricted stock was recognized in fiscal year 2010.

The following is a summary of restricted share activity:

	2010			2009
		Weighted-Average		Weighted-Average
Restricted shares	Shares	Exercise Price	Shares	Exercise Price
Outstanding at beginning of year	28,333	$4.14	56,667	4.14
Granted	-	-	-	-
Vested	(28,333)	4.14	(28,333)	4.14
Forfeited	-	-	-	-
Outstanding at end of year	-		28,333	$4.14

Exercisable at end of year	-	$-	-	$-

As of June 30, 2010, there was no unrecognized compensation cost related to non vested outstanding restricted shares as all restricted shares have vested and were exercised.

NOTE 7 - NET INCOME PER SHARE

            Potentially dilutive securities are not included in the diluted loss per share calculation due to net losses from continuing operations in the last two years so there is no difference to reconcile for the weighted average shares outstanding for basic and diluted net income per share for the years ended June 30.

Potentially dilutive securities not included in the diluted loss per share calculation due to net losses from continuing operations and for options that have a strike price higher than the market price for our common stock (no intrinsic value) are as follows:

	2010	2009
Options to purchase common shares	601,956	278,598
Restricted Shares	-	16,998
Total potentially dilutive securities not included	601,956	295,595

NOTE 8 - MAJOR CUSTOMERS

We had two major customers (defined as a customer that represented greater than 10% of the Company’s total revenues) in the year ended June 30, 2010 and 2009.

		Year ended June 30,
	2010		2009
	Revenues	Accts. Rec.	Revenues	Accts. Rec.
Customer 1	$4,770,000	$365,000	$4,232,000	$513,000
Customer 2	$9,268,000	$1,097,000	$6,530,000	$730,000

In December, 2009 our largest customer informed us that is was in the process of developing, and planned to eventually manufacture, its own surgical hand pieces which are functionally comparable to the two products currently provided to the customer by the Company.  Pro-Dex has been the exclusive manufacturer of these products since they were developed.

We currently provide the Customer with two products (“Product A” and “Product B”) and repair services for such products.  Total revenue shipped in the last two fiscal years by each of these categories is as follows:

	Revenues during the 12 months ended		Average % of Total
	6/30/2010	6/30/2009
Product A	$4,398,000	$2,851,000	46%
Product B	$3,965,000	$2,717,000	42%
Repairs	$905,000	$962,000	12%
	$9,268,000	$6,530,000	100%

The customer has indicated that it has successfully developed, tested, and released its version of Product A and is currently shipping such product to new accounts.  The customer has also indicated that it intends to continue to purchase from Pro-Dex sufficient levels of Product A to support replacement units for its existing customers in the U.S. and Europe through at least the end of calendar year 2011 and will also use the Pro-Dex Product A for all requirements in the South American market through approximately the end of fiscal year 2012.

Regarding Product B, a more complex device, the customer has indicated that the development and testing of that Product has been less successful and that the Company can expect continued orders from the customer for Product B through the end of calendar year 2011.

Lastly, the customer has indicated that it intends to continue to use Pro-Dex’s repair services for all Pro-Dex products for an undetermined period, except in South America, where it will purchase components from Pro-Dex to do its own repairs locally.

As a result of the foregoing, we expect that approximately one-third of the revenue attributable to this customer during calendar year 2011 could move toward them.  However, the customer is not obligated to abide by the timetables it has currently expressed to us or to update us as to the status of its product development efforts.  Accordingly, we are unable to know or predict the status of the customer's initiative on an ongoing basis.  The customer could accelerate, delay or terminate its transition to its own products at any time and without notice to us, which could have a further material impact on our revenues.  The identity of the customer is protected by a confidentiality agreement.

The Company intends to find additional business and reduce its operating costs as necessary to minimize the impact of a potential revenue reduction.  In the event that the Customer's future purchases are reduced beyond the additional business won and the cost savings realized, the Company is likely to experience a material and adverse impact on its business.

NOTE 9 - FAIR VALUE MEASUREMENTS

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

The following valuation methodology was used for the company’s assets to measure fair value at June 30, 2010:

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

The following fair value hierarchy table presents information about the Company’s assets measured at fair value on a recurring basis as of June 30, 2010:

Description	Level 1	Level 2	Level 3	Total

Cash and cash equivalents	$3,794,000			$3,794,000

Total	$3,794,000	$-	$-	$3,794,000

We determined a triggering event occurred with the Carson City land and building (“the property”) due to the expected undiscounted cash flows being below the carrying value of the property, indicating impairment.

We based the fair value of our Carson City land and building on estimated prices in an inactive market, where indications of prices can be observed indirectly from other transactions.  The fair value was estimated based on current market conditions as the price that would be received in an orderly transaction between market participants at the measurement date.

The following fair value hierarchy table presents information about the Company’s assets measured at fair value on a nonrecurring basis as of June 30, 2010:

June 30, 2010	Fair Value	Level 1	Level 2	Level 3

Land	279,000		279,000
Building	481,000		481,000

Total fixed assets	760,000		760,000

NOTE 10.       INTANGIBLE ASSET IMPAIRMENT

In estimating the fair value of the reporting units, we considered the three traditional approaches to valuation, the market approach and the income (discounted cash flow “DCF”) approach.  The market approach compares the subject company with guideline publicly-traded companies.  Valuation multiples are calculated from the selected companies to provide an indication of how much a current investor in the marketplace would be willing to pay for a company with similar characteristics.  The income approach measures the projected cash flows expected to be realized from the asset.  The value of a business is the expected cash flows discounted to a present value at a discount rate that considers the degree of risk associated with the realization of the projected monetary benefits.  The cash flow analysis relies upon estimates of the entity’s future revenue and expenses to ultimately project the future cash flows resulting from the business activity of each entity. An appropriate discount rate is reached by calculating the weighted average cost of capital “WACC,” which is determined by the assumptions underlying the Capital Asset Pricing Model “CAPM” and is considered to reflect the view of “Market Participants,” as required under ASC 825 (formerly SFAS 157).

The material assumptions relied upon in the analyses used to value the Micro Motors and Astromec reporting units and goodwill are shown below.

Astromec

3)      Market Approach

(a)  Nine public companies were identified that had a range of revenue to value multiples of between 0.19 times to a high of 1.02 times with a median revenue multiple of 0.43.

(b)  Eleven similar open market transactions were identified that had revenue to value multiples that ranged from a low of 0.25 to a high of 0.77 with a median revenue multiple of 0.56

(c)  The low multiples were used to determine the fair value due to Astromec’s small size and profitability.

4)      Income Approach

(a) A discounted cash flow model was constructed using a ten –year forecast for the reporting unit to determine a debt-free cash flow forecast.  The present value of the cash flows and residual value were discounted to a present value using the WACC.

1.      The inputs to the CAPM to determine the cost of equity used in the WACC were:

i.   Risk free rate of 3.74%

ii.  Relevered Beta of 1.24

iii. Equity risk premium of 5.18%

iv. Small cap stock premium of 6.28%

v.  Reporting unit risk premium of 2.0%

2.      The reporting unit’s cost of equity was estimated to be 16.4%

(b)   The cost of debt was 6.05% based on Moody’s Baa seasoned bond rate.

(c)   Based on the debt/equity capital structure of the peer group of 83% equity and 17% debt, the WACC was estimated at 15.8%.

Micro Motors

3)      Market Approach

(a) Ten public companies were identified that had a range of revenue to value multiples of between 0.20 times to a high of 1.00 times with a median revenue multiple of 0.47.

(b) Eleven similar open market transactions were identified that had revenue to value multiples that ranged from a low of 0.25 to a high of 0.77 with a median revenue multiple of 0.56

(c) The mean multiples were used to determine the fair value due to Micro Motor’s size.

4)      Income Approach

(a) A discounted cash flow model was constructed using a ten–year forecast for the reporting unit to determine a debt-free cash flow forecast.  The present value of the cash flows and residual value were discounted to a present value using the WACC.

1.      The inputs to the CAPM to determine the cost of equity used in the WACC were:

i.    Risk free rate of 3.74%

ii.   Relevered Beta of 0.85

iii.  Equity risk premium of 5.18%

iv.  Small cap stock premium of 6.28%

2.      The reporting unit’s cost of equity was estimated to be 14.4%

(b) The cost of debt was 6.05% based on Moody’s Baa seasoned bond rate.

(c) Based on the debt/equity capital structure of the peer group of 83% equity and 17% debt, the WACC was estimated at 12.5%.

As the fair value of the equity was below the carrying value of the equity at both Astromec and Micro Motors, the goodwill was considered impaired and a step 2 analysis was required.  In the step two analysis, it was determined that all the remaining goodwill for these two reporting units was impaired.  Goodwill impairment associated with Astromec recognized as an operating expense was $1,887,000. Goodwill impairment associated with Micro Motors recognized as an operating expense was $1,110,000.

NOTE 11. SUBSEQUENT EVENTS

We have evaluated events or transactions that occurred after the balance sheet date of June 30, 2010 through September 24, 2010.

1)         On July 7, 2010 The Nasdaq Stock Market notified the Company that it had regained compliance with the minimum $1.00 per share bid price requirement for continued listing, and further, that it complies with all other applicable standards for continued listing on The Nasdaq Stock Market.  Accordingly, the Company continues to be listed on The NASDAQ Stock Market.

2)         On July 14, 2010, the Board of Directors (the "Board") of Pro-Dex, Inc. (the "Company") acting in executive session and upon recommendation of the Company's Compensation Committee, approved:

A Long-Term Incentive Plan (the "LTIP") to provide equity-based incentive opportunities for the Company's executives and other key personnel.

An Annual Incentive Plan (the "AIP") to provide annual cash-based incentive opportunities for the Company's key employees.

A new compensation plan for non-employee directors of the Board, effective as of July 1, 2010

3)         On July 14, 2010, the Company and Mark P. Murphy, the Chief Executive Officer of the Company, entered into an at-will employment arrangement ("Employment Arrangement").  Under the terms of the Employment Arrangement, Mr. Murphy will report to the Board and a summary of his compensation will consist of the following components:

  A base salary at an annualized rate of $300,000.

  An initial grant of 50,000 stock options.

  Participation in all Company incentive compensation plans open to senior executives of the Company.

  If Mr. Murphy's employment with the Company terminates for any reason, the Company shall pay one year of severance compensation equal to one (1.0) times his then-current annual base salary, plus (ii) any AIP or LTIP awards earned but not yet paid as of the termination date.

4)         The contingent liability for the value of expired options awarded to the Company’s former Executive Vice President and Chief Business Development Officer, Patrick Johnson, expired on August 7, 2010.

5)         On September 16, 2010, we paid the remaining $1,519,000 balance due on the Union Bank mortgage, fully retiring such indebtedness.

- 56- -

Index to Exhibits

Exhibit No.	Document

3.1	Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K filed April 23, 2007).
3.2	Articles of Amendment to Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K filed December 5, 2007).
3.3	Articles of Amendment to Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K filed June 18, 2010).
3.4	Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.2 to the Company’s Form 8-K filed December 5, 2007).
3.5	Amendment to Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K filed February 10, 2009).
10.1*	1994 Employees Stock Option Plan, as amended (incorporated herein by reference to Exhibit 10.22 to the Company’s Registration Statement on Form S-4 filed April 13, 1994).
10.2*	1994 Directors Stock Option Plan as amended (incorporated herein by reference to Exhibit 10.22 to the Company’s Registration Statement on Form S-4 filed April 13, 1994).
10.3*	First Amended and Restated 2004 Stock Option Plan (incorporated herein by reference to Exhibit 4.0 to the Company’s Form S-8 filed March 9, 2007).
10.4*	2004 Directors Stock Option Plan (incorporated herein by reference to Exhibit 4.2 to the Company’s Form S-8 filed January 23, 2004).
10.5	Asset Purchase Agreement, dated October 31, 2005 between IntraVantage, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed November 2, 2005).
10.6	Exclusive License Agreement, dated October 31, 2005, between Pro-Dex, Inc. and IntraVantage, Inc. (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed November 2, 2005).
10.7	Royalty Agreement, dated October 31, 2005, between Pro-Dex, Inc. and IntraVantage, Inc. (incorporated herein by reference to Exhibit 10.3 to the Company’s Form 8-K filed November 2, 2005).
10.8

Asset Purchase Agreement, dated January 5, 2006 between Pro-Dex, Astromec, Inc., Astromec, Inc., M.D. Glover, Inc., Malcolm D. Glover, Jr., and Malcolm D. Glover, Sr. (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed January 6, 2006).

10.9

Purchase and Sale Agreement and Escrow Instructions, dated January 3, 2006, between Pro-Dex, Inc. and M.D. Glover, Inc. (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed January 6, 2006).

10.10

Promissory Note, dated March 4, 2006, effective March 30, 2006, by Pro-Dex, Inc. in favor of Union Bank, National Association  (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed April 3, 2006).

10.11

Loan Agreement, dated March 4, 2006, effective March 30, 2006, by Pro-Dex, Inc. in favor of Union Bank, National Association (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed April 3, 2006).

10.12	Credit Agreement, dated November 1, 2007, between Pro-Dex, Inc. and Wells Fargo Bank, N.A. (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed November 20, 2007).
10.13

First Amendment to Credit Agreement, dated November 17, 2008, between Pro-Dex, Inc. and Wells Fargo Bank, N.A. (incorporated herein by reference to Exhibit 10.3 to the Company’s Form 8-K filed January 13, 2009).

10.14	Term Note in favor of Wells Fargo Bank, N.A. dated November 17, 2008 (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed January 13, 2009).
10.15	Forbearance Letter, dated May 12, 2009, between Pro-Dex, Inc. and Wells Fargo Bank, N.A. (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-Q filed May 14, 2009).
10.16

Third Amendment to Credit Agreement, dated June 22, 2009, between Pro-Dex, Inc. and Wells Fargo Bank, N.A. (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed July 6, 2009).

10.17

Fourth Amendment to Credit Agreement, dated June 30, 2009, between Pro-Dex, Inc. and Wells Fargo Bank, N.A. (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed July 6, 2009.

10.18

Revolving Line of Credit Note and Fifth Amendment to Credit Agreement, dated November 1, 2009, with Wells Fargo Bank, N.A. (incorporated herein by reference to Exhibit 10.1 to Form 10-Q filed October 29, 2009).

10.19*	Employment Agreement with Mark Murphy dated July 14, 2010 (incorporated herein by reference to Exhibit 10.4 to the Company’s Form 8-K filed July 16, 2010).
10.20	Lease agreement with Irvine Business Properties, dated August 3, 2007 (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed August 23, 2007).
10.21*	Severance Agreement between Jeffrey J. Ritchey and Pro-Dex, Inc. dated January 7, 2008 (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed January 9, 2008).
21.1	List of Subsidiaries (incorporated herein by reference to Exhibit 21.1 to the Company’s Form 10-KSB filed September 28, 2007).
23.1 xx	Consent Letter of Moss Adams LLP.
31.1 xx	Certification of the Chief Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 xx	Certification of the Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32 xx	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

/ s / Mark P. Murphy	September 28, 2010
---------------------------------	------------------------------------
Mark P. Murphy	Date
President, Chief Executive Officer and Director
(Principal Executive Officer)

/ s / Jeffrey J. Ritchey	September 28, 2010
---------------------------------	-------------------------------------
Jeffrey J. Ritchey	Date
Treasurer, Chief Financial Officer & Secretary
(Principal Financial and Accounting Officer)

/ s / George J. Isaac --------------------------------- George J. Isaac	September 28, 2010 ----------------------------------------
Director	Date
/ s / William L. Healey --------------------------------- William L. Healey	September 28, 2010 ----------------------------------------
Director	Date
/ s / Michael J. Berthelot --------------------------------- Michael J. Berthelot	September 28, 2010 ----------------------------------------
Director	Date
/ s / David Holder --------------------------------- David Holder	September 28, 2010 ----------------------------------------
Director	Date

- 59 -

End of Filing