Form 10-Q
period 2010-09-30
PRO DEX INC
filed 2010-11-09
CIK 788920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-Q

[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2010

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

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock outstanding as of the latest practicable date:  3,251,850 shares of Common Stock, no par value, as of October 28, 2010.

INDEX

Pro-Dex, Inc.

Item 1.      Financial Statements

PRO-DEX, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30, 2010	June 30, 2010
ASSETS
Current assets:
Cash and cash equivalents	$2,541,000	$3,794,000
Accounts receivable, net of allowance for doubtful accounts
of $13,000 at September 30, 2010 and $25,000 at June 30, 2010	2,732,000	2,682,000
Other current receivables	1,000	22,000
Inventories	3,850,000	3,228,000
Prepaid expenses	210,000	174,000
Deferred income taxes	209,000	209,000
Total current assets	9,543,000	10,109,000

Property, plant, equipment and leasehold improvements, net	3,927,000	4,092,000
Other assets	61,000	78,000
Total assets	$13,531,000	$14,279,000
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	1,606,000	1,279,000
Accrued expenses	2,195,000	1,947,000
Income taxes payable	48,000	79,000
Current portion of bank term loan	1,267,000	400,000
Current portion of real estate loan	-	35,000
Total current liabilities	5,116,000	3,740,000

Long-term liabilities:
Bank term loan	-	967,000
Real estate loan	-	1,493,000
Deferred income taxes	191,000	209,000
Deferred rent	263,000	255,000
Total long-term liabilities	454,000	2,924,000

Total liabilities	5,570,000	6,664,000
Commitments and contingencies
Shareholders' equity:
Common shares; no par value; 50,000,000 shares authorized;
3,251,850 shares issued and outstanding at September 30, 2010
and at June 30, 2010	16,679,000	16,675,000
Accumulated deficit	(8,718,000)	(9,060,000)

Total shareholders' equity	7,961,000	7,615,000

Total liabilities and shareholders' equity	$13,531,000	$14,279,000
See notes to condensed consolidated financial statements.

PRO-DEX INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	For The Three Months Ended September 30, (unaudited)
	2010	2009
Net sales	$5,829,000	$5,633,000

Cost of sales	3,645,000	3,759,000
Gross profit	2,184,000	1,874,000

Operating expenses:
Selling expenses	424,000	289,000
General and administrative expenses	764,000	727,000
Research and development costs	591,000	621,000
Total operating expenses	1,779,000	1,637,000

Income from operations	405,000	237,000

Other income (expense):
Royalty income	-	1,000
Interest expense	(57,000)	(51,000)
Total other income (expense)	(57,000)	(50,000)

Income before provision for income taxes	348,000	187,000

Provision for income taxes	6,000	4,000
Net income	$342,000	$183,000

Net income per share:
Basic	$0.11	$0.06
Diluted	$0.10	$0.06

Weighted average shares outstanding - basic	3,251,850	3,222,890
Weighted average shares outstanding - diluted	3,263,366	3,225,146

See notes to condensed consolidated financial statements.

PRO-DEX, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Three Months Ended September 30, (unaudited)
	2010	2009
Cash flows from operating activities:
Net income	$342,000	$183,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	172,000	185,000
Recovery of doubtful accounts	(12,000)	(6,000)
Stock based compensation	4,000	35,000
(Decrease) in deferred taxes	(18,000)	-
Changes in:
Increase in accounts receivable	(18,000)	(343,000)
Increase in inventories	(621,000)	(167,000)
Increase in prepaid expenses	(36,000)	(29,000)
Decrease in other assets	17,000	-
Increase in accounts payable and accrued expenses	582,000	547,000
(Decrease) increase in income taxes payable	(31,000)	4,000
Net cash provided by operating activities	381,000	409,000

Cash flows from investing activities:
Purchases of equipment and leasehold improvements	(6,000)	(47,000)

Net cash used in investing activities	(6,000)	(47,000)

Cash flows from financing activities:
Principal payments on term loan	(100,000)	(100,000)
Principal payments on mortgage	(1,528,000)	(8,000)

Net cash used by financing activities	(1,628,000)	(108,000)

Net increase (decrease) in cash and cash equivalents	(1,253,000)	254,000
Cash and cash equivalents, beginning of period	3,794,000	1,124,000

Cash and cash equivalents, end of period	$2,541,000	$1,378,000

Supplemental Information
Cash payments for interest	$68,000	$52,000

Cash payments for income taxes	$55,000	$-

See notes to condensed consolidated financial statements.

PRO-DEX, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1.         BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Pro-Dex, Inc. (“we”, “us”, “our”, “Pro-Dex” or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-K. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the audited financial statements presented in our Annual Report on Form 10-K for the fiscal year ended June 30, 2010.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results of operations for such interim periods are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended June 30, 2010.

NOTE 2.         INVENTORIES

	September 30, 2010	June 30, 2010
Raw Materials	$1,486,000	$1,311,000
Work in process	1,184,000	607,000
Finished goods	1,180,000	1,310,000
Total inventories	$3,850,000	$3,228,000

      Inventories are stated at the lower of cost (the first-in, first-out method) or market and consist of the following:

NOTE 3.         WARRANTY

The warranty reserve is based on historical costs of warranty repairs and expected future identifiable warranty expenses.  As of September 30, 2010 and June 30, 2010 the warranty reserve amounted to $682,000 and $686,000, respectively.  Such amounts are classified as accrued expenses in the accompanying consolidated balance sheets.  Warranty expenses are reflected in the financial statements in cost of sales. Adjustments to previously established warranty accruals result from current period updates to assumptions regarding repair costs and warranty return rates.  The total warranty expense for the three months ended September 30, 2010 and 2009 was $104,000 and $184,000, respectively.

Changes in our warranty accrual for the three months ended September 30, 2010 and 2009 are as follows:

	Three months Ended September 30,
	2010	2009
Beginning Balance	$686,000	$518,000
Warranties issued during period	$164,000	$162,000
Adjustments to pre-existing warranties
due to assumption changes	$(60,000)	$22,000
Settlements (actual expenditures)	$(108,000)	$(133,000)
Ending Balance	$682,000	$569,000

NOTE 4.         NET INCOME PER SHARE

            The following table reconciles the weighted average shares outstanding for basic and diluted net income per share for the periods indicated.

	Three Months Ended September 30,
	2010	2009
Net income	$342,000	$183,000
Basic net income per common share:
Weighted average number of common shares outstanding	3,251,850	3,222,890
Basic net income per common share	$0.11	$0.06

Diluted net income per common share:
Weighted average of common shares outstanding	3,251,850	3,222,890
Effect of potentially dilutive securities (options)	11,516	2,255
Weighted average number of common and shares -
Diluted	3,263,366	3,225,146
Diluted net income per common share	$0.10	$0.06

Potentially dilutive securities not included in the diluted net income per share calculation for options that have a strike price higher than the market price for our common stock (no intrinsic value) are as follows:

	Three Months Ended September 30,
	2010	2009
Options to purchase common shares	143,509	291,000
Restricted Shares	-	28,333
Total potentially dilutive securities due to no intrinsic value	143,509	319,333

NOTE 5.         BANK DEBT

During the three months ended September 30, 2010, we had a credit facility with Wells Fargo Bank, N.A. (“Wells Fargo”) and a mortgage loan with Union Bank of California, N.A (“Union Bank”), as further described below.

Wells Fargo Credit Facility

As of September 30, 2010, the Wells Fargo credit facility had two components:

  a revolving credit line of up to $1,000,000 in borrowing availability, under which no amounts were outstanding at September 30, 2010 or 2009; and

  a five-year term loan with an initial balance of  $2,000,000, of which $1,267,000 and $1,367,000 was outstanding at September 30, 2010 and June 30, 2010, respectively.

If borrowings under the credit line were to have exceeded $500,000, the maximum amount of borrowing was limited to the lesser of $1,000,000 or 70% of the eligible accounts receivable plus 40% of the eligible inventories.  Its terms required monthly interest payments at either (i) the prime rate of interest (3.25% at September 30, 2010) plus 1.50%, or (ii) three month LIBOR (0.290% at September 30, 2010) plus 2.50%, at our discretion, based on outstanding borrowings.  The line of credit expired on November 1, 2010.  We had been charged an unused credit line fee of 1.50% per annum payable quarterly on the average balance of the line of credit that was not used.  There were no outstanding balances under the credit line as of September 30, 2010 and 2009.  Therefore, the total eligible additional borrowing capacity under the line of credit as of each of those dates was $1,000,000.

The term loan had an initial balance of $2,000,000, the borrowings from which were used for construction of tenant improvements in our Irvine, California facility.  Its terms require monthly principal and interest payments over the 60-month life of the loan, based on outstanding borrowings.  The interest rate is fixed at 5.72% over the life of the loan.

All assets of the Company except our Carson City land and building collateralize the outstanding borrowings under the Wells Fargo credit facility.

There are certain financial and non-financial covenants that we must meet to be in compliance with the terms of the Wells Fargo credit facility.  As of September 30, 2010, we were in violation of covenants that are based on 12-month historical profitability computations as a result of write-offs we recorded in the fourth quarter of our fiscal year ended June 30, 2010.  On October 8, 2010, we were informed by Wells Fargo that the bank does not intend to renew the revolving credit line which expired as of November 1, 2010.  With respect to the term loan, Wells Fargo, by a letter agreement dated November 4, 2010, waived the rights it would have otherwise had with respect to the covenant violations discussed above.  Because there is uncertainty as to whether (a) we can comply with such covenants in future quarters during which the write-offs taken in fiscal 2010 remain in the profitability computations discussed above, and (b) Wells Fargo will continue to waive its rights should we continue to violate such covenants, the entire outstanding balance of the term loan, amounting to $1,267,000, is presented as a current liability in the accompanying September 30, 2010 balance sheet.

Union Bank Mortgage

In March 2006, we entered into a ten-year mortgage with Union Bank for $1,650,000.  The principal balance of the mortgage bore interest at a fixed annual rate of 6.73%.  Payments on the mortgage were $11,379 per month (based on a 25-year amortization), with the balance of $1,291,666 in principal due on April 1, 2016.  The mortgage was collateralized by our Carson City land and building.  On September 16, 2010, we paid the remaining $1,519,000 balance due on the Union Bank mortgage, fully retiring such indebtedness.

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

Significant management judgment is required in determining our provision for income taxes and the recoverability of our deferred tax assets.  Such determination is based primarily on our historical taxable income, with some consideration given to our estimates of future taxable income by jurisdictions in which we operate and the period over which our deferred tax assets will be recoverable.  Due to cumulative taxable losses during the past three years, we maintained a $2,951,000 valuation allowance against our deferred tax assets as of June 30, 2010.

  As of September 30, 2010, the valuation allowance against our deferred tax assets is approximately $2,856,000.  The change in valuation allowance is due primarily to the expected realization of deferred tax attributes in the current year.

As of September 30, 2010 and June 30, 2010, pursuant to ASC 740 (formerly FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes"), we have accrued $230,000 of unrecognized tax benefits related to various federal and state income tax matters that would reduce the Company’s income tax expense if recognized and would result in a corresponding decrease in the Company’s effective tax rate.

We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense when applicable.  As of September 30, 2010, there was no interest or penalties applicable to our unrecognized tax benefits since we have sufficient tax attributes available to fully offset any potential assessment of additional tax.

Pro-Dex and its subsidiaries are subject to U.S. federal income tax, as well as income tax of multiple state tax jurisdictions. We are currently open to audit under the statute of limitations by the Internal Revenue Service for the years ended June 30, 2008 and later.  Our state income tax returns are open to audit under the statute of limitations for the years ended June 30, 2007 and later.  We do not anticipate a significant change to the total amount of unrecognized tax benefits within the next 12 months.

NOTE 7.         SHARE-BASED COMPENSATION

Share-based compensation expense pursuant to FASB ASC 718-10-10-2 (formerly SFAS 123(R)) for the three months ended September 30, 2010 and 2009 was $4,000 and $35,000, respectively, and was related to stock options and restricted stock grants.  The effect of share-based compensation expense on our results of operations is as follows:

	Three months ended September 30,
	2010	2009
Share-based compensation expense recognized:
General and administrative, options	$4,000	$6,000
General and administrative, restricted stock	-	29,000
Decrease in net income	$4,000	$35,000

Decrease in basic earnings per share	$0.00	$0.01
Decrease in diluted earnings per share	$0.00	$0.01

As of September 30, 2010, unrecognized compensation cost amounted to $20,000 and related to 17,085 non-vested outstanding stock options with a per share weighted average value of $1.61.  The unrecognized expense is anticipated to be recognized on a straight-line basis over a weighted average period of 0.7 years.  Following is a summary of stock option activity for the three months ended September 30, 2010 and 2009:

	Three Months Ended September 30,
	2010		2009
		Weighted- Average		Weighted- Average
	Shares	Exercise Price	Shares	Exercise Price
Outstanding at beginning of period	193,843	$3.94	311,000	$4.26
Granted	5,000	1.89	5,000	1.35
Exercised	-	-	-	-
Forfeited	-	-	-	-
Outstanding at end of period	198,843	$3.88	316,000	$4.20

Exercisable at end of period	181,758	$3.96	290,250	$4.26

Weighted-average fair value per
Option granted during the period		$0.79		$0.57

Following is a summary of information regarding options outstanding and options exercisable at September 30, 2010:

	Options Outstanding				Options Exercisable

		Weighted- Average	Weighted- Average	Aggregate		Weighted- Average	Aggregate
Range of	Number	Contractual	Exercise	Intrinsic	Number	Exercise	Intrinsic
Exercise Price	Outstanding	Life	Price	Value	Outstanding	Price	Value
$1.26 to $2.43	88,000	5.5 years	$1.69	$43,190	80,000	$1.51	$40,715
$3.00 to $4.68	61,000	5.8 years	4.18	$-	52,000	3.55	$-
$5.22 to $5.76	20,000	4.2 years	5.51	$-	20,000	5.51	$-
$7.65 to $9.90	30,000	4.8 years	8.66	$-	30,000	8.66	$-
Total	199,000	5.4 years	$3.88	$43,190	182,000	$3.96	$40,715

NOTE 8.         MAJOR CUSTOMERS

In each of the three-month periods ended September 30, 2010 and 2009, revenues from two customers each constituted more than 10% of our total revenues for such periods.  Information with respect to these customers is as follows:

	As of and For the Three months ended September 30,
	2010		2009
	Sales	Accounts Receivable	Sales	Accounts Receivable
Customer 1	$750,000	$406,000	$1,050,000	$508,000
Customer 2	$2,783,000	$843,000	$2,522,000	$1,130,000

In December 2009, our largest customer, Customer 2, informed us that it was in the process of developing, and planned to eventually manufacture, its own surgical hand pieces which are functionally comparable to the products we currently provide to the customer.  We have been the exclusive manufacturer of these products since they were developed.

We currently provide this Customer with two products (“Product A” and “Product B”) and repair services for such products.  Sales for each of these categories for the three months ended September 30, 2010 and 2009 were as follows:

	Three Months Ended September 30,		Average
	2010	2009	of Total %
Product A	$1,642,000	$1,349,000	56%
Product B	$894,000	$923,000	34%
Repairs	$247,000	$250,000	10%
	$2,783,000	$2,522,000	100%

The Customer has indicated that it has successfully developed, tested, and released its version of Product A and is currently shipping such product to new accounts.  The Customer has also indicated that it intends to continue to purchase (i) sufficient levels of Product A from us to support replacement units for its existing customers in the U.S. and Europe through at least the end of calendar year 2011 and (ii) Product A from us for all its requirements in the South American market through approximately the end of fiscal year 2012.

Product B is a more complex device.  The customer has indicated that the development and testing of Product B has been less successful and that we can expect continued orders from the customer for Product B through the end of calendar year 2011.

In addition, the Customer has indicated that it intends to continue to use our repair services for Products A and B for an undetermined period, except in South America, where it will purchase components from us to do its own repairs locally.

As a result of the foregoing, we expect that approximately one-third of the revenue otherwise attributable to this Customer during  calendar year 2011 could be displaced by the Customer’s own production.  However, the Customer is not obligated either to abide by the timetables it has communicated to us or to update us as to the status of its product development efforts.  Accordingly, we are unable to know or predict the status of the Customer's initiatives on an ongoing basis.  The Customer could accelerate, delay or terminate its transition to its own products at any time and without notice to us, which could have a material impact on our revenues.  The identity of the Customer is protected by a confidentiality agreement.

Our intent is to identify additional revenue opportunities and to reduce operating costs as necessary to minimize the impact of a revenue reduction.  In the event that the customer's future purchases are reduced beyond the realization of such opportunities or cost reductions, the Company is likely to experience a material and adverse impact on its business.

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

The complaint alleges that the defendants contaminated the South Basin with volatile organic chemicals (“VOCs”) and perchlorate through various activities at properties each defendant now controls or has controlled in the past.  Through its lawsuit, the OCWD seeks compensatory relief for all its own remedial activities, and injunctive relief to compel the defendants to undertake remedial activities in general.  The complaint does not, however, specify any remedial activities that the OCWD has undertaken to date or any remedial activities that it seeks any particular defendants to undertake.  Moreover, from our investigation of OCWD’s remedial activities to date, we have determined that the OCWD is in the early stages of its remedial investigation and remedial planning for the South Basin groundwater contamination.  In recent Case Management Conferences before the court, OCWD has refused defendants’ request to designate a date by which it will disclose its proposed soil and groundwater cleanup remedies.

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

Overall, the OCWD complaint remains vague, the OCWD is in an early stage of its remedial activities in the South Basin, the lawsuit is in the early stages of discovery, one of our insurers has committed to pay most defense costs and has reserved rights under one three-year set of policies and is continuing to consider extending coverage to us under other past policies, and any recovery the OCWD may gain through trial of the lawsuit is likely to be allocated among several defendants.  Therefore, our liabilities, as well as our costs of defending, monitoring and concluding our involvement in this case are uncertain, and those costs cannot now be estimated.

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

The following valuation methodology was used for the Company’s assets to measure fair value at September 30, 2010:

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

The following fair value hierarchy table presents information about the Company’s assets measured at fair value on a recurring basis as of September 30, 2010 (unaudited):

Description	Level 1	Level 2		Level 3		Total

Cash and cash equivalents	$2,541,000	$		$		$2,541,000

Total	$2,541,000		$-		$-	$2,541,000

NOTE 11.       SUBSEQUENT EVENTS

We have evaluated events or transactions that occurred after the balance sheet date of September 30, 2010 and have identified no such events or transactions, other than as discussed in Note 5, which required adjustment to, or disclosure in, these financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

COMPANY OVERVIEW

The following discussion and analysis provides information that our management believes is relevant to an assessment and understanding of the results of operations and financial condition of Pro-Dex, Inc. (“Company”, “Pro-Dex”, “we”, “our” or “us”) for each of the three month periods ended September 30, 2010 and 2009.  This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and the Notes thereto included elsewhere in this report. This report contains certain forward-looking statements and information.  The cautionary statements included herein should be read as being applicable to all related forward-looking statements wherever they may appear.  Our actual future results could differ materially from those discussed herein.  Our critical accounting policies relate to revenue recognition, inventory valuation for slow moving items, warranty reserves, and recoverability of deferred income tax assets.

Except for the historical information contained herein, the matters discussed in this report, including, but not limited to, discussions of our product development plans, business strategies and market factors influencing our results, are forward-looking statements that involve certain risks and uncertainties. Actual results may differ from those anticipated by us as a result of various factors, both foreseen and unforeseen, including, but not limited to, our ability to continue to develop new products and increase sales in markets characterized by rapid technological evolution, consolidation within our target marketplace and among our competitors, and competition from larger, better capitalized competitors.  Many other economic, competitive, governmental and technological factors could impact our ability to achieve our goals.  You are urged to review the risks, uncertainties and other cautionary language described in this report, as well as in our other public disclosures and reports filed with the Securities and Exchange Commission (“SEC”) from time to time, including, but not limited to, the risks, uncertainties and other cautionary language discussed in our Annual Report on Form 10-K for our fiscal year ended June 30, 2010.

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

Critical Accounting Estimates and Judgments

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”).  The preparation of our financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures.  We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates.  The significant accounting policies that are believed to be the most critical to fully understanding and evaluating our reported financial results include revenue recognition, inventory valuation for slow moving items, warranty reserves and the recoverability of deferred income tax assets.

Revenue Recognition

Revenue on product sales is recognized upon shipment to the customer based on its terms of FOB shipping point, where the risk of loss and title transfer to the customer.  We record sales in accordance with ASC 605 (Formerly SEC Staff Accounting Bulletin No. 104, Revenue Recognition.)  Under these guidelines, revenue is recognized when all of the following exist: persuasive evidence that a sale arrangement exists, delivery of the product has occurred, the price is fixed or determinable, and payment is reasonably assured.  We sell some of our products with a warranty that provides for repairs or replacement of any defective parts for a period after the sale, which is generally one year. At the time of the sale, the Company accrues an estimate of the cost of providing the warranty based on prior experience but the Company does not accrue an allowance for sales returns as there have been minimal returns for credit.  The Company recognizes revenue under research and development agreements as certain deliverables are met as specified in each development contract.

            Inventories

            We determine our inventory value at the lower of cost (first-in, first-out method) or market value, and we determine market value of our inventory based on the age and quantity of inventory on hand.  Generally, a reserve for slow-moving inventory will be established when the quantity of  inventory on hand exceeds the sum of (i) orders on hand and (ii) estimated 12 months of usage.

            Accounts Receivable

We determine an allowance for doubtful accounts based the length of time that has passed since the related sale was recognized as revenue.  An allowance for doubtful accounts is generally established for accounts receivable more than 90 days old or for those accounts receivable subject to identified collection risk subsequent to recognition of the related sale.  The allowance varies from 10% to 100% of the amount of the related receivable, depending on credit and collection history.  Accounts receivable are charged against the allowance when it is determined that the receivable is uncollectible.

Warranties

The warranty accrual is based on the estimated return rates of products in the field and the estimated costs to repair such returned good.  These assumptions are reviewed quarterly.

Property, Plant, Equipment & Leasehold Improvements, Net

Land and building are recorded at our estimate of value at their highest and best use.  Equipment and leasehold improvements are recorded at cost.

	September 30, 2010	June 30, 2010
	(unaudited)
Land	$279,000	$279,000
Building	641,000	641,000
Leasehold Improvements	2,286,000	2,286,000
Equipment	6,753,000	6,745,000
Total	9,959,000	9,951,000
Accumulated Depreciation	(6,032,000)	(5,859,000)
Total property, plant & equipment, net	$3,927,000	$4,092,000

Depreciation is calculated based on a straight-line method over the estimated useful lives of the assets as follows:

Building	39 years
Leasehold improvements	Term of the lease or estimated useful life, whichever is shorter
Equipment	Three to ten years

Stock-Based Compensation

We are subject to ASC 718 (formerly Statement of Financial Accounting Standards (“SFAS”) No. 123 (R) Accounting for Stock-Based Compensation as revised December 2004.)  This standard establishes the accounting standards for equity compensation, and applies to us in the recognition of the cost of stock options awarded based on the grant-date fair value of those awards.

            Income Taxes

            As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate.  This process involves estimating the actual current tax liabilities together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes.  These differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheet.  The most significant deferred tax assets are future deductions that may arise from the realization of inventory currently reserved and from available net operating loss carry forwards and available research and development tax credits.  We must then assess the likelihood that the deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, a valuation allowance must be established.  To the extent we establish a valuation allowance or increase or decrease this allowance in a period, the impact will be included in the provision for income taxes in our income statement.

           Significant management judgment is required in determining our provision for income taxes and the recoverability of our deferred tax assets.  Such determination is based primarily on our historical taxable income, with consideration given to our estimates of future taxable income by jurisdictions in which we operate and the period over which our deferred tax assets will be recoverable.  We carry a valuation allowance against our deferred tax assets and changes in this allowance are reflected through the provision for income taxes.

Description of Business

The majority of our revenue is derived from the following sources: designing, developing and manufacturing rotary drive systems for the medical device and dental industries that are manufactured in our Irvine, California facility; multi-axis motion control hardware and software used to regulate the motion of servo and stepper motors, predominantly for the factory automation, scientific research, and medical analysis equipment industries, and manufactured in our Beaverton, Oregon facility; and high-reliability fractional horsepower DC motors designed for harsh environments, aerospace and military and medical applications, and manufactured in our Carson City, Nevada facility.

Our revenue is derived from five main customer types.  The sales and proportion of total sales (including repair sales) related to each customer type are noted in the table below (unaudited):

	Three months Ended September 30,
Customer type	2010		2009
	(Dollars in thousands)
Dental	$435	7%	$572	10%
Medical	3,403	58%	3,461	61%
Industrial	897	15%	446	8%
Aerospace	602	10%	613	11%
Government and other	493	8%	541	10%
Total sales	$5,829	100%	$5,633	100%

Our Irvine, California facility bears a US FDA Establishment Registration and a State of California Device Manufacturing License (Dept of Public Health Food and Drug Branch), and is Certified to ISO 13485:2003, Medical Device Directive 93/42/EEC – Annex II, and Canadian Medical Device Conformity Assessment System (CMDCAS).  Our Carson City, Nevada facility is Certified to ISO 9001:2003.

Presently, we are generally able to fill orders within sixty days.  At September 30, 2010, we had a backlog, including orders for delivery beyond sixty days, of $10.6 million, compared with a backlog of $8.1 million at September 30, 2009.  We expect to ship most of our backlog in fiscal year 2011 and the remainder in fiscal years 2012 and 2013.  The increase in backlog is due to normal fluctuations in the timing of receipt and shipment of orders.  We may experience variability in our new order bookings due to the timing of major new product launches and customer planned inventory builds.  However, we do not typically experience seasonal fluctuations in our shipments and revenues.

RESULTS OF OPERATIONS

Comparison of the three-month periods ended September 30, 2010 and 2009

            The following table sets forth the relationships in dollars and as a percentage of net sales of our operations:

	Three Months Ended September 30,
	2010		2009
		Dollars in thousands
Net sales	$5,829	100%	$5,633	100%
Cost of sales	3,645	63%	3,759	67%
Gross profit	2,184	37%	1,874	33%

Selling, general and administrative expenses	1,188	20%	1,016	18%
Research and development costs	591	10%	621	11%
Income from operations	405	7%	237	4%

Net interest and other expense	57	1%	50	1%

Income before provision for income taxes	348	6%	187	3%

Provision for income taxes	6	0%	4	0%
Net income	$342	6%	$183	3%

Net sales for the three months ended September 30, 2010 increased $196,000 to $5,829,000 from $5,633,000 for the three months ended September 30, 2009 resulting from growth across a broad base of customers for medical and motion control products whose orders had been negatively impacted by the relatively slower economic climate in 2009.

Gross profit for the three months ended September 30, 2010 increased $310,000 or 17% compared to the corresponding period in 2009.  Gross profit as a percentage of sales improved 4 basis points to 37% for the three months ended September 30, 2010 compared to 33% for the three months ended September 30, 2009.  The increase in gross profit results from higher sales volumes as discussed above.  The increase in gross profit as a percentage of sales was due to a favorable shift in sales mix in 2010 to industrial motion control sales and away from lower margin dental products.

Selling expenses increased $135,000, or 47%, to $424,000 for the three months ended September 30, 2010 from $289,000 for the corresponding period in 2009.  This increase is attributable primarily to the costs of improvements made in the 2010 period to our website, amounting to $68,000, the addition of advertising campaigns resulting in an increase of $49,000 from 2009 to 2010, and increased participation in trade shows resulting in an increase of $22,000 from 2009 to 2010.

General and administrative expenses increased $37,000, or 5%, to $798,000 for the three months ended September 30, 2010 from $761,000 for the corresponding period in 2009, due primarily to legal and consulting expenses, which increased $60,000 and $40,000, respectively, from 2009 to 2010, both increases due to higher levels of projects and associated fees incurred in 2010.  Partially offsetting these increases were reductions in employee stock-based compensation expense, Sarbanes-Oxley administration costs and information technology costs, amounting to $31,000, $12,000 and $17,000, respectively.

Research and development cost decreased $30,000, or 5%, to $591,000 for the three months ended September 30, 2010 from $621,000 for the three months ended September 30, 2009.  The decrease was due primarily to reduced small motor development costs, offset by increased labor expense.

As a result of the foregoing, operating income for the three months ended September 30, 2010 increased to $405,000 compared to $237,000 for the corresponding period in 2009.

Net interest expense for the three months ended September 30, 2010 was $59,000 compared to $51,000 for the three months ended September 30, 2009 due to prepayment fees in connection with our repayment and retirement, prior to its maturity, of the mortgage collateralized by the land and building owned in Carson City.

Income Tax Provision. Our estimated effective combined federal and state tax rate on income from operations was 2% for each of the three-month periods ended September 30, 2010 and 2009.  The reduced tax rate is due to the reduction of the deferred tax asset valuation allowance previously recorded against our current and long term deferred tax assets. The deferred tax valuation allowance is more fully described in Note 6 of the accompanying Condensed Consolidated Financial Statements (Unaudited), Income Taxes.

Based on the fluctuations discussed above, net income for the three months ended September 30, 2010 was $342,000, or $0.11 and $0.10 per share on a basic and diluted basis, respectively, as compared to net income of $183,000, or $0.06 per share on a basic and diluted basis, for the three months ended September 30, 2009.

Liquidity and Capital Resources

The following table presents selected financial information as of September, 30 2010, September 30, 2009 and June 30, 2010:

	September 30,
	2010	2009	June 30, 2010
	(unaudited)	(unaudited)	(unaudited)
Cash and cash equivalents	$2,541,000	$1,378,000	$3,794,000
Working capital	$4,426,000	$4,810,000	$6,369,000
Credit line outstanding balance	$-	$-	$-
Net debt (cash)	$(1,275,000)	$1,840,000	$(900,000)
Tangible book value per common share	$2.45	$2.35	$2.36
Number of days of sales outstanding (DSO) in
accounts receivable at end of quarter	43	46	43

Working capital as of September 30, 2010 decreased to $4.4 million compared to $4.8 million as of September 30, 2009 and $6.4 million as of June 30, 2010.  A component of the decreases in working capital from both September 30, 2009 and June 30, 2010 is the reclassification in the 2010 period of the bank term loan to current liabilities (see Note 5 of Notes to Condensed Consolidated Financial Statements and “Changes in Bank Debt and Credit Facilities” below).  Also contributing to the decrease in working capital from June 30, 2010 is the repayment and retirement of the mortgage loan collateralized by the Carson City property, discussed above.

Net cash provided by operations during the three months ended September 30, 2010 was $381,000 and did not differ materially from cash provided by operations amounting to $409,000 during the three months ended September 30, 2009.  The decrease between periods was comprised primarily of an increase in inventories in the 2010 period of $621,000 as compared to an increase in the corresponding 2009 period of $167,000, net of an increase in accounts receivable in 2010 of $18,000 as compared with an increase in accounts receivable in 2009 of $343,000.

Net cash used in investing activities consists of capital expenditures for manufacturing equipment and did not differ materially from the three months ended September 30, 2009 to the corresponding period in 2010.

Net cash used in financing activities for the three months ended September 30, 2010 was $1.5 million, as compared to $108,000 in the corresponding 2009 period.  This increased use of cash is due to our payment, during the 2010 period, of the remaining $1,519,000 balance due on the Union Bank mortgage, fully retiring such indebtedness (see Note 5 of Notes to Condensed Consolidated Financial Statements).

Potential Reduction in Large Customer Orders

In December 2009, our largest customer informed us that it was in the process of developing, and planned to eventually manufacture, its own surgical hand pieces which are functionally comparable to the two products we currently provide to the customer.  We have been the exclusive manufacturer of these products since they were developed.

We currently provide this Customer with two products (“Product A” and “Product B”) and repair services for such products.  Sales for each of these categories for the three months ended September 30, 2010 and 2009 are as follows:

	Three Months Ended September 30,		Average
	2010	2009	of Total %
Product A	$1,642,000	$1,349,000	56%
Product B	$894,000	$923,000	34%
Repairs	$247,000	$250,000	10%
	$2,783,000	$2,522,000	100%

The Customer has indicated that it has successfully developed, tested, and released its version of Product A and is currently shipping such product to new accounts.  The Customer has also indicated that it intends to continue to purchase sufficient levels of Product A from us to support replacement units for its existing customers in the U.S. and Europe through at least the end of calendar year 2011 and will also purchase Product A from us for all its requirements in the South American market through approximately the end of fiscal year 2012.

Product B is a more complex device.  The Customer has indicated that the development and testing of Product B has been less successful and that we can expect continued orders from the Customer for Product B through the end of calendar year 2011.

In addition, the Customer has indicated that it intends to continue to use our repair services for all our products for an undetermined period, except in South America, where it will purchase components from us to do its own repairs locally.

As a result of the foregoing, we expect that approximately one-third of the revenue otherwise attributable to this Customer during the calendar year 2011 could be displaced by the Customer’s own production.  However, the Customer is not obligated either to abide by the timetables it has communicated to us or to update us as to the status of its product development efforts.  Accordingly, we are unable to know or predict the status of the customer's initiatives on an ongoing basis.  The Customer could accelerate, delay or terminate its transition to its own products at any time and without notice to us, which could have a material impact on our revenues.  The identity of the Customer is protected by a confidentiality agreement.

Our intent is to identify additional revenue opportunities and to reduce operating costs as necessary to minimize the impact of a potential revenue reduction.  In the event that the Customer's future purchases are reduced beyond the realization of such opportunities or cost reductions, the Company is likely to experience a material and adverse impact on its business.

Changes in Bank Debt and Credit Facilities

During the three months ended September 30, 2010, we had a credit facility with Wells Fargo Bank, N.A. (“Wells Fargo”) and a mortgage loan with Union Bank of California, N.A (“Union Bank”), as further described below.

Wells Fargo Credit Facility

As of September 30, 2010, we had a credit facility with Wells Fargo having two components:

  a revolving credit line of up to $1,000,000 in borrowing availability, under which no amounts were outstanding at September 30, 2010 or 2009, and a five-year term loan with an initial balance of  $2,000,000, of which $1,267,000 and $1,367,000 was outstanding at September 30, 2010 and June 30, 2010, respectively.

If borrowings under the credit line were to have exceeded $500,000, the maximum amount of borrowing was limited to the lesser of $1,000,000 or 70% of the eligible accounts receivable plus 40% of the eligible inventories.  Its terms required monthly interest payments at either (i) the prime rate of interest (3.25% at September 30, 2010) plus 1.50%, or (ii) three month LIBOR (0.290% at September 30, 2010) plus 2.50%, at our discretion, based on outstanding borrowings.  The line of credit expired on November 1, 2010.  We had been charged an unused credit line fee of 1.50% per annum payable quarterly on the average balance of the line of credit that is not used.  There were no outstanding balances under the credit line as of September 30, 2010 and 2009.  Therefore, the total eligible additional borrowing capacity under the line of credit as of each of those dates was $1,000,000.

The term loan had an initial balance of $2,000,000, the borrowings from which were used for construction of tenant improvements in our Irvine, California facility.  Its terms require monthly principal and interest payments over the 60-month life of the loan, based on outstanding borrowings.  The interest rate is fixed at 5.72% over the life of the loan.

All assets of the Company except our Carson City land and building collateralize the outstanding borrowings under the Wells Fargo credit facility.

            There are certain financial and non-financial covenants that we must meet to be in compliance with the terms of the Wells Fargo credit facility.  As of September 30, 2010, we were in violation of covenants that are based on 12-month historical profitability computations as a result of write-offs we recorded in the fourth quarter of our fiscal year ended June 30, 2010.  On October 8, 2010, we were informed by Wells Fargo that the bank did not intend to renew the revolving credit line which expired as of November 1, 2010.  With respect to the term loan, Wells Fargo, by a letter agreement dated November 4, 2010, waived the rights it would have otherwise had with respect to the covenant violations discussed above.  Because there is uncertainty as to whether (a) we can comply with such covenants in future quarters during which the write-offs taken in fiscal 2010 remain in the profitability computations discussed above, and (b) Wells Fargo will continue to waive its rights should we continue to violate such covenants, the entire outstanding balance of the term loan, amounting to $1,267,000, is presented as a current liability in the accompanying September 30, 2010 balance sheet.  In addition, we are actively pursuing a new credit relationship, the success or timing of which cannot currently be assessed.  Our current liquidity position would allow for repayment of the term loan from existing cash on hand should that become necessary before a new credit arrangement is in place.

Union Bank Mortgage

In March 2006, we entered into a ten-year mortgage with Union Bank for $1,650,000.  The principal balance of the mortgage bore interest at a fixed annual rate of 6.73%.  Payments on the mortgage were $11,379 per month (based on a 25-year amortization), with the balance of $1,291,666 in principal due on April 1, 2016.  The mortgage was collateralized by our Carson City land and building.  On September 16, 2010, we paid the remaining $1,519,000 balance due on the Union Bank mortgage, fully retiring such indebtedness.

At September 30, 2010, we had cash and cash equivalents of $2,541,000, which, together with expected cash flows from operations, we believe will be sufficient to meet our working capital and capital expenditure requirements for the 12 months.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4T. Controls and Procedures

  The Chief Executive Officer and Chief Financial Officer (the principal executive officer and principal financial officer, respectively) conducted an evaluation of the design and operation of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)).  Based on that evaluation for the three months ended September 30, 2010, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective.

During the three months ended September 30, 2010, there were no direct changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

The complaint alleges that the defendants contaminated the South Basin with volatile organic chemicals (“VOCs”) and perchlorate through various activities at properties each defendant now controls or has controlled in the past.  Through its lawsuit, the OCWD seeks compensatory relief for all its own remedial activities, and injunctive relief to compel the defendants to undertake remedial activities in general.  The complaint does not, however, specify any remedial activities that the OCWD has undertaken to date or any remedial activities that it seeks any particular defendants to undertake.  Moreover, from our investigation of OCWD’s remedial activities to date, we have determined that the OCWD is in the early stages of its remedial investigation and remedial planning for the South Basin groundwater contamination.  In recent Case Management Conferences before the court, OCWD has refused defendants’ request to designate a date by which it will disclose its proposed soil and groundwater cleanup remedies.

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

Overall, the OCWD complaint remains vague, the OCWD is in an early stage of its remedial activities in the South Basin, the lawsuit is in the early stages of discovery, one of our insurers has committed to pay most defense costs and has reserved rights under one three-year set of policies and is continuing to consider extending coverage to us under other past policies, and any recovery the OCWD may gain through trial of the lawsuit is likely to be allocated among several defendants.  Therefore, our liabilities, as well as our costs of defending, monitoring and concluding our involvement in this case are uncertain, and those costs cannot now be estimated.

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for our fiscal year ended June 30, 2010 and in our subsequent quarterly reports on Form 10-Q.  The risks discussed in our Annual Report on Form 10-K and in our subsequent quarterly reports on Form 10-Q could materially affect our business, financial condition and future results. The risks described in our Annual Report on Form 10-K and in our subsequent quarterly reports on Form 10-Q are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition or operating results.  As part of your review concerning the foregoing, you should review the discussion in this Form 10-Q related to our credit facility with Wells Fargo together with the related risk factor concerning our credit facilities in our Annual Report on Form 10-K.  See Note 5 of Notes to Condensed Consolidated Financial Statements (unaudited) – September 30, 2010.

Item 2.            Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.            Defaults Upon Senior Securities.

None.

Item 4.    [Removed and Reserved.]

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

Date: November 9, 2010 PRO-DEX INC.	Date: November 9, 2010 PRO-DEX INC.
By: / s / Mark Murphy	By: / s / Harold A. Hurwitz

Mark Murphy	Harold A. Hurwitz
Chief Executive Officer	Secretary and Chief Financial Officer (Principal Financial and Accounting Officer)

End of Filing