Form 10-Q
period 2010-12-31
PRO DEX INC
filed 2011-02-10
CIK 788920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE TRANSITION PERIOD FROM              TO             .

Commission File Number 0-14942

PRO-DEX, INC.

(Exact name of registrant as specified in its charter)

Colorado	84-1261240
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

2361 McGaw Avenue, Irvine, California 92614

(Address of Principal Executive Offices)

Registrant’s telephone number: 949-769-3200

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

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock outstanding as of the latest practicable date: 3,272,350 shares of Common Stock, no par value, as of February 10, 2010.

INDEX

Pro-Dex, Inc.

Item 1.	Financial Statements

PRO-DEX, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	December 31, 2010	June 30, 2010
ASSETS
Current assets:
Cash and cash equivalents	$2,019,000	$3,794,000
Accounts receivable, net of allowance for doubtful accounts of $15,000 at December 31, 2010 and $25,000 at June 30, 2010	2,566,000	2,682,000
Other current receivables	-	22,000
Inventories	3,906,000	3,228,000
Prepaid expenses	205,000	174,000
Deferred income taxes	209,000	209,000
Total current assets	8,905,000	10,109,000

Property, plant, equipment and leasehold improvements, net	3,767,000	4,092,000
Other assets	60,000	78,000
Total assets	$12,732,000	$14,279,000
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$935,000	$1,279,000
Accrued expenses	1,681,000	1,947,000
Income taxes payable	74,000	79,000
Current portion of bank term loan	331,000	400,000
Current portion of real estate loan	-	35,000
Total current liabilities	3,021,000	3,740,000

Long-term liabilities:
Bank term loan	836,000	967,000
Real estate loan	-	1,493,000
Deferred income taxes	209,000	209,000
Deferred rent	270,000	255,000
Total long-term liabilities	1,315,000	2,924,000
Total liabilities	4,336,000	6,664,000
Commitments and contingencies
Shareholders’ equity:
Common shares; no par value; 50,000,000 shares authorized; 3,272,350 shares issued and outstanding at December 31, 2010 3,251,850 shares issued and outstanding at June 30, 2010	16,714,000	16,675,000
Accumulated deficit	(8,318,000)	(9,060,000)
Total shareholders’ equity	8,396,000	7,615,000
Total liabilities and shareholders’ equity	$12,732,000	$14,279,000

See notes to condensed consolidated financial statements.

PRO-DEX, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	For The Three Months Ended December 31, (unaudited)
	2010	2009
Net sales	$6,157,000	$5,696,000

Cost of sales	3,733,000	3,696,000
Gross profit	2,424,000	2,000,000

Operating expenses:
Selling expenses	351,000	353,000
General and administrative expenses	897,000	799,000
Impairment of intangible asset	-	140,000
Research and development costs	605,000	576,000
Total operating expenses	1,853,000	1,868,000
Income from operations	571,000	132,000

Other income (expense):
Royalty income	-	2,000
Interest expense	(22,000)	(53,000)
Total other income (expense)	(22,000)	(51,000)

Income before provision (benefit) for income taxes	549,000	81,000

Provision (benefit) for income taxes	148,000	(499,000)
Net income	$401,000	$580,000

Net income per share:
Basic	$0.12	$0.18
Diluted	$0.12	$0.18

Weighted average shares outstanding - basic	3,263,437	3,222,890
Weighted average shares outstanding - diluted	3,272,152	3,231,839

See notes to condensed consolidated financial statements.

PRO-DEX, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	For the Six Months Ended December 31, (unaudited)
	2010	2009

Net sales	$11,986,000	$11,329,000

Cost of sales	7,378,000	7,456,000
Gross profit	4,608,000	3,873,000

Operating expenses:
Selling expense	775,000	641,000
General and administrative expenses	1,660,000	1,526,000
Impairment of intangible asset	-	140,000
Research and development costs	1,196,000	1,197,000
Total operating expenses	3,631,000	3,504,000
Income from operations	977,000	369,000

Other income (expense):
Royalty income	-	3,000
Interest expense	(80,000)	(103,000)
Total other income (expense)	(80,000)	(100,000)

Income before provision (benefit) for income taxes	897,000	269,000

Provision (benefit) for income taxes	154,000	(494,000)
Net income	$743,000	$763,000

Net income (loss) per share:
Basic	$0.23	$0.24
Diluted	$0.23	$0.24

Weighted average shares outstanding - basic	3,257,643	3,222,890
Weighted average shares outstanding - diluted	3,263,654	3,228,777

See notes to condensed consolidated financial statements.

PRO-DEX, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Six Months Ended December 31, (unaudited)
	2010	2009
Cash flows from operating activities:
Net income	$743,000	$763,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	342,000	371,000
Impairment of intangible asset	-	140,000
(Decrease) increase in allowance for doubtful accounts	(10,000)	5,000
Stock based compensation	12,000	71,000
Decrease in deferred taxes	-	(525,000)
Changes in:
Decrease in accounts receivable and other current receivables	148,000	226,000
(Increase) decrease in inventories	(678,000)	148,000
(Increase) in prepaid expenses	(30,000)	(185,000)
Decrease in other assets	17,000	-
(Decrease) in accounts payable and accrued expenses	(597,000)	(68,000)
(Decrease) increase in income taxes payable	(5,000)	25,000
Net cash (used in) provided by operating activities	(58,000)	971,000

Cash flows from investing activities:
Purchases of equipment and leasehold improvements	(16,000)	(90,000)

Net cash used in investing activities	(16,000)	(90,000)

Cash flows from financing activities:
Principal payments on bank term loan	(200,000)	(200,000)
Principal payments on real estate loan	(1,528,000)	(16,000)
Proceeds from exercise of stock options	27,000

Net cash used in financing activities	(1,701,000)	(216,000)

Net (decrease) increase in cash and cash equivalents	(1,775,000)	665,000
Cash and cash equivalents, beginning of period	3,794,000	1,125,000

Cash and cash equivalents, end of period	$2,019,000	$1,790,000

Supplemental Information
Cash payments for interest	$21,000	$105,000

Cash payments for income taxes	$159,000	$6,000

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

NOTE 2.	INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

	December 31, 2010	June 30, 2010
Raw Materials	$ 1,271,000	$1,311,000
Work in process	1,389,000	607,000
Finished goods	1,246,000	1,310,000
Total inventories	$ 3,906,000	$3,228,000

NOTE 3.	WARRANTY

The warranty reserve is based on historical costs of warranty repairs and expected future identifiable warranty expenses. As of December 31, 2010 and June 30, 2010 the warranty reserve amounted to $608,000 and $686,000, respectively. Such amounts are classified as accrued expenses in the accompanying consolidated balance sheets. Warranty expenses are included in cost of sales in the accompanying consolidated statements of income. Changes in estimates to previously established warranty accruals result from current period updates to assumptions regarding repair costs and warranty return rates, and are included in current period warranty expense. Warranty expense was $78,000 and $179,000 for the three months ended December 31, 2010 and 2009, respectively, and $182,000 and $366,000 for the six months ended December 31, 2010 and 2009, respectively.

Changes in our warranty accrual for the three and six months ended December 31, 2010 and 2009 are as follows:

	Three months Ended December 31,
	2010	2009
Balance at beginning of period	$682,000	$569,000
Accruals during the period	133,000	211,000
Changes in estimates of prior period accruals	(55,000)	(32,000)
Warranty expenditures	(152,000)	(100,000)
Balance at end of period	$608,000	$648,000

	Six months Ended December 31,
	2010	2009
Balance at beginning of period	$686,000	$518,000
Accruals during the period	295,000	380,000
Changes in estimates of prior period accruals	(113,000)	(14,000)
Warranty expenditures	(260,000)	(236,000)
Balance at end of period	$608,000	$648,000

NOTE 4.	NET INCOME PER SHARE

The following table reconciles the weighted average shares outstanding for basic and diluted net income per share for the periods indicated.

	Three Months Ended December 31,
	2010	2009
Net income	$401,000	$580,000
Basic net income per common share:
Weighted average number of common shares outstanding	3,263,437	3,222,890
Basic net income per common share	$0.12	$0.18

Diluted net income per common share:
Weighted average number of common shares outstanding	3,263,437	3,222,890
Effect of potentially dilutive securities (options)	8,715	8,949
Weighted average number of common and shares - diluted	3,272,152	3,231,839
Diluted net income per common share	$0.12	$0.18

	Six Months Ended December 31,
	2010	2009
Net income	$743,000	$763,000
Basic net income per common share:
Weighted average number of common shares outstanding	3,257,643	3,222,890
Basic net income per common share	$0.23	$0.24

Diluted net income per share:
Weighted average number of common shares outstanding	3,257,643	3,222,890
Effect of potentially dilutive securities (options)	6,011	5,887
Weighted average number of common and shares - diluted	3,263,654	3,228,777
Diluted net income per common share	$0.23	$0.24

Potentially dilutive securities not included in the diluted net income per share calculation for options that have a strike price higher than the market price for our common stock (no intrinsic value) are as follows:

	Three Months Ended December 31,
	2010	2009
Options to purchase common shares	147,508	277,667
Restricted shares	-	28,333
Total potentially dilutive securities	147,508	306,000

	Six Months Ended December 31,
	2010	2009
Options to purchase common shares	147,508	277,667
Restricted shares		28,333
Total potentially dilutive securities	147,508	306,000

NOTE 5.	BANK DEBT

During the six months ended December 31, 2010, we had a mortgage loan with Union Bank of California, N.A (“Union Bank”) and a credit facility with Wells Fargo Bank, N.A. (“Wells Fargo”), described as follows:

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

Wells Fargo Credit Facility

The Wells Fargo credit facility had two components:

—

A revolving credit line of up to $1,000,000 in borrowing availability, under which no amounts were outstanding at either November 1, 2010 (the date of expiration of the credit line as further discussed below) or June 30, 2010; and

—	A five-year term loan with an initial balance of $2,000,000, of which $1,167,000 and $1,367,000 was outstanding at December 31, 2010 and June 30, 2010, respectively.

If borrowings under the credit line were to have exceeded $500,000, the maximum amount of borrowing was limited to the lesser of $1,000,000 or 70% of the eligible accounts receivable plus 40% of the eligible inventories. Its terms required monthly interest payments at either (i) the prime rate of interest (3.25% at December 31, 2010) plus 1.50%, or (ii) three month LIBOR (0.290% at December 31, 2010) plus 2.50%, at our discretion, based on outstanding borrowings. The line of credit expired on November 1, 2010. We had been charged an unused credit line fee of 1.50% per annum payable quarterly on the average balance of the line of credit that was not used.

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

There are certain financial and non-financial covenants that we were required to meet to be in compliance with the terms of the Wells Fargo credit facility. As a result of write-offs we recorded in the fourth quarter of our fiscal year ended June 30, 2010, we were in violation of covenants that were based on 12-month historical profitability computations as of that quarter, and as of the succeeding quarters ended September 30 and December 31, 2010. On October 8, 2010, we were informed by Wells Fargo that the bank would not renew the revolving credit line, which then expired in conformity with its terms on November 1, 2010. With respect to the covenant violations, Wells Fargo waived by letter agreements the rights it would have otherwise had as of June 30 and September 30, 2010. As further discussed below, on February 4, 2011, we replaced the Wells Fargo credit facility, including a refinancing of the term loan, with a credit facility agreement we have entered into with Union Bank. The current and non-current portions of the term loan in the accompanying December 31, 2010 consolidated balance sheet reflect the terms of the refinancing, whereas the presentation in the accompanying June 30, 2010 balance sheet reflect the Wells Fargo credit facility terms.

Union Bank Credit Facility

On February 4, 2011, we entered into a credit facility agreement with Union Bank that provides for the following:

—	A revolving credit line of up to $1,500,000 in borrowing availability;

—	A non-revolving credit line of up to $350,000 in borrowing availability for the purchase of equipment; and

—	A term loan of $1.25 million.

The maximum amount of borrowing under the revolving credit line is the lesser of:

(a)      $1,500,000; or

(b)      the sum of 80% of eligible domestic accounts receivable, plus the lesser of:

(i)      $400,000; or

(ii)     15% of the eligible raw materials and finished goods inventories.

The revolving credit line’s terms require monthly interest payments based on borrowed amounts at a floating interest rate, calculated as Union Bank’s Reference Rate plus 0.5% (an aggregate interest rate of 3.75% at February 4, 2011). The line’s initial term expires on December 15, 2012, after which it is renewable annually at Union Bank’s option. Should Union Bank decide not to renew the line, it must give us a 60-day notice of such decision.

The terms of the non-revolving credit line, which is to be used for equipment purchases, require monthly interest payments based on borrowed amounts at a floating interest rate, calculated as Union Bank’s Reference Rate plus 0.5% (an aggregate interest rate of 3.75% at February 4, 2011). The line has a one-year term, after which amounts outstanding under the line at the end of the term will automatically convert into a three-year term loan at a floating interest rate calculated as described above with respect to the non-revolving credit line.

The terms of the $1.25 million term loan, the proceeds of which were used to pay off in full the Wells Fargo term loan described above, require monthly principal payments of $29,762, plus interest over its 42-month term. The term loan bears interest at a floating rate, calculated as Union Bank’s Reference Rate plus 0.5% (an aggregate interest rate of 3.75% at February 4, 2011).

All personal property assets of the Company collateralize the outstanding borrowings under the Union Bank credit facility.

The Union Bank credit facility contains financial covenants that require us to comply with minimum quarterly liquidity and annual profitability thresholds, non-financial covenants that include quarterly and annual reporting requirements, and certain operational restrictions.

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

Significant management judgment is required in determining our provision for income taxes and the recoverability of our deferred tax assets. Such determination is based primarily on our historical taxable income, with some consideration given to our estimates of future taxable income by jurisdictions in which we operate and the period over which our deferred tax assets will be recoverable. As of June 30, 2010, we maintained a $2,951,000 valuation allowance against our deferred tax assets due to cumulative taxable losses during the past three fiscal years.

As of December 31, 2010, the valuation allowance against our deferred tax assets is approximately $2,898,000. The change in valuation allowance is due primarily to the expected realization of deferred tax attributes in the current year.

As of December 31, 2010, pursuant to Accounting Standards Codification (“ASC”) 740 (formerly Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”), we have accrued $264,000 of unrecognized tax benefits related to various federal and state income tax matters that would reduce the Company’s income tax expense if recognized and would result in a corresponding decrease in the Company’s effective tax rate.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at July 1, 2010	$230,000
Additions based on tax positions related to the current year	22,000
Additions for tax positions of prior years	12,000

Balance at December 31, 2010	$264,000

We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense when applicable. As of December 31, 2010 there was no interest or penalties applicable to our unrecognized tax benefits since the Company has sufficient tax attributes available to fully offset any potential assessment of additional tax.

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

Share-based compensation expense pursuant to ASC 718-10-10-2 (formerly FASB Statement 123(R)) for the three months ended December 31, 2010 and 2009 was $8,000 and $35,000, respectively, and $12,000 and $71,000 for the six months ended December 31, 2010 and 2009, respectively. Such expense was related to stock options and restricted stock grants. The effect of share-based compensation expense on our results of operations is as follows:

	Three months ended December 31,
	2010	2009
Share-based compensation expense recognized:
General and administrative, options	$8,000	$6,000
General and administrative, restricted stock	-	29,000
Decrease in net income	$8,000	$35,000
Decrease in basic earnings per share	$0.00	$0.01
Decrease in diluted earnings per share	$0.00	$0.01

	Six months ended December 31,
	2010	2009
Share-based compensation expense recognized:
General and administrative, options	$12,000	$12,000
General and administrative, restricted stock	-	59,000
Decrease in net income	$12,000	$71,000
Decrease in basic earnings per share	$0.00	$0.02
Decrease in diluted earnings per share	$0.00	$0.02

As of December 31, 2010, unrecognized compensation cost amounted to $95,000 and related to 104,583 non-vested outstanding stock options with a per share weighted average value of $2.22. The unrecognized expense is anticipated to be recognized on a straight-line basis over a weighted average period of 0.8 years. Following is a summary of stock option activity for the six months ended December 31, 2010 and 2009:

	2010		2009
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of period	193,843	$3.94	311,000	$4.26
Granted	115,000	2.01	12,000	1.65
Exercised	(20,500)	1.27	-	-
Forfeited	(27,501)	4.29	-	-

Outstanding at end of period	260,842	$3.25	323,000	$4.17

Exercisable at end of period	156,000	$3.97	291,750	$4.23
Weighted-average fair value per Options granted during the period		$0.89		$0.72

Following is a summary of information regarding options outstanding and options exercisable at December 31, 2010:

	Options Outstanding				Options Exercisable

Range of Exercise Price	Number Outstanding	Weighted- Average Contractual Life	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Number Outstanding	Weighted- Average Exercise Price	Aggregate Intrinsic Value
$1.35 to $2.09	153,334	9.5 years	$1.88	$23,550	56,000	$1.64	$18,946
$2.43 to $4.68	64,173	5.0 years	3.86	-	57,000	3.80	-
$5.22 to $5.76	20,001	4.0 years	5.51	-	20,000	5.51	-
$7.65 to $9.90	23,334	4.6 years	8.65	-	23,000	8.65	-

Total	260,842	7.5 years	$3.25	$23,550	156,000	$3.97	$18,946

NOTE 8.	MAJOR CUSTOMERS

In each of the six-month periods ended December 31, 2010 and 2009, revenues from two customers each constituted more than 10% of our total revenues for such periods. Information with respect to these customers is as follows:

	As of and for the six months ended December 31,
	2010				2009
	Sales	Percent of Total	Accounts Receivable	Percent of Total	Sales	Percent of Total	Accounts Receivable	Percent of Total
Customer 1	$1,255,000	10%	$159,000	6%	$2,549,000	22%	$702,000	31%
Customer 2	$5,472,000	46%	$1,045,000	41%	$4,351,000	38%	$320,000	14%

In December 2009, our largest customer, Customer 2, informed us that it was in the process of developing, and planned to eventually manufacture, its own surgical hand pieces which are functionally comparable to the products we currently provide to the customer. We have been the exclusive manufacturer of these products since they were developed.

We currently provide this Customer with two products (“Product A” and “Product B”) and repair services for such products. Sales for each of these categories for the three and six months ended December 31, 2010 and 2009 were as follows:

	Six months ended December 31, 2010	Three months ended December 31, 2010	Average share of total	Six months ended December 31, 2009	Three months ended December 31, 2009	Average share of total
Product A	$2,447,000	$805,000	37%	$1,976,000	$627,000	40%
Product B	2,383,000	1,489,000	49%	2,007,000	1,083,000	53%
Repairs	642,000	395,000	13%	368,000	119,000	7%
Total	$5,472,000	$2,689,000	100%	$4,351,000	$1,829,000	100%

The Customer has indicated that it has released its version of Product A and is currently shipping such product to new accounts. The Customer has also indicated that it intends to continue to purchase Product A from us in sufficient levels to support (i) replacement units for its existing customers in the U.S. and Europe for the foreseeable future, (ii) all its requirements for customers in the U.S. and Europe who also use Product B until such time as the Customer’s version of Product B is marketable, and (iii) all its requirements in the South American market until this product is properly registered in this market.

Product B is a more complex device. The Customer has indicated that its first “beta units” were placed into field testing in December 2010, and that it believes it will take six to nine months to determine whether this design is robust enough to withstand the operating environment in which the product must function.

In addition, the Customer has indicated that it intends to continue to use our repair services for Products A and B for an undetermined period, except in South America, where it will purchase components from us to do its own repairs locally.

Based on the foregoing, it is possible that revenue otherwise attributable to this Customer could begin to decline during the second half of calendar year 2011. However, the Customer is not obligated either to abide by the timetables it has communicated to us or to update us as to the status of its product development efforts. Accordingly, we are unable to know or predict the status of the Customer’s initiatives on an ongoing basis. The Customer could accelerate, delay or terminate its transition to its own products at any time and without notice to us, which could have a material impact on our revenues. The identity of the Customer is protected by a confidentiality agreement.

We have implemented the initial steps of a strategic plan, the objective of which is to identify and capture additional revenue opportunities. There can be no assurance, however, as to either the timing or success of achieving this objective, and it would be our intent to reduce operating costs, if and as necessary, to minimize the impact of a revenue reduction, should it occur. In the event that the Customer’s future purchases are reduced beyond the realization of such opportunities or cost reductions, the Company is likely to experience a material and adverse impact on its business.

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

As noted above, 27 other entities are named defendants in this case along with Pro-Dex. While some are small businesses, others are larger corporations or their subsidiaries. Further, as this case progresses, the OCWD is likely to add at least a few more named defendants to the case from the 400 Doe defendants it has designated in the current complaint. In the indeterminable event that we would be held liable in the case, OCWD’s total recovery probably would be allocated among several defendants, each of which would pay only a proportionate share of that total recovery. Moreover, we recently resumed settlement negotiations with OCWD in the case.

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

Overall, the OCWD complaint remains vague, the OCWD is in an early stage of its remedial activities in the South Basin, the lawsuit is in the middle stage of discovery, one of our insurers has committed to pay most defense costs and has reserved rights under one three-year set of policies and is continuing to consider extending coverage to us under other past policies, Pro-Dex and OCWD are engaged in settlement negotiations, and any recovery the OCWD may gain through trial of the lawsuit is likely to be allocated among several defendants. Therefore, our liabilities, as well as our costs of defending, monitoring and concluding our involvement in this case are uncertain, and those costs cannot now be estimated.

NOTE 10.	FAIR VALUE MEASUREMENTS

Fair Value Measurements — Effective July 1, 2008, the Company adopted ASC 820-10-35-19 (formerly FASB Statement No. 157, “Fair Value Measurements”) for financial assets and liabilities measured at fair value on a recurring basis. ASC 820-10-35-19 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. In addition to expanding the disclosures surrounding fair value measurements, ASC 820-10-35-19 indicates that fair value represents the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is determined based upon assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, ASC 820-10-35-19 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

•	Level 1 - Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access.

•	Level 2 - Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.

•	Level 3 - Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

In many cases, a valuation technique used to measure fair value includes inputs from multiple levels of the fair value hierarchy described above. The lowest level of significant input determines the placement of the entire fair value measurement in the hierarchy.

The following valuation methodology was used for the Company’s assets to measure fair value at December 31, 2010:

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

The following fair value hierarchy table presents information about the Company’s assets measured at fair value on a recurring basis as of December 31, 2010:

Description	Level 1	Level 2		Level 3		Total
Cash and cash equivalents	$2,019,000	$		$		$2,019,000
Total	$2,019,000		$ -		$ -	$2,019,000

NOTE 11.	SUBSEQUENT EVENTS

We have evaluated events or transactions that occurred after the balance sheet date of December 31, 2010 and have identified no such events or transactions which required adjustment to, or disclosure in, these Condensed Consolidated Financial Statements other than as presented in such financial statements and the Notes thereto, including Note 5, “Bank Debt.”

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

COMPANY OVERVIEW

The following discussion and analysis provides information that our management believes is relevant to an assessment and understanding of the results of operations and financial condition of Pro-Dex, Inc. (“Company”, “Pro-Dex”, “we”, “our” or “us”) for each of the three and six-month periods ended December 31, 2010 and 2009. This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and the Notes thereto included elsewhere in this report. This report contains certain forward-looking statements and information. The cautionary statements included herein should be read as being applicable to all related forward-looking statements wherever they may appear. Our actual future results could differ materially from those discussed herein. Our critical accounting policies relate to revenue recognition, inventory valuation for slow moving items, warranty reserves, and recoverability of deferred income tax assets.

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

Our principal headquarters is located at 2361 McGaw Avenue, Irvine, California 92614 and our phone number is 949-769-3200. Our Internet address is www.pro-dex.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, amendments to those reports and other SEC filings, are available free of charge through our website as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC. In addition, our Code of Ethics and other corporate governance documents may be found on our website at the Internet address set forth above. Our filings with the SEC may also be read and copied at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov and company specific information at www.sec.gov/edgar/searchedgar/companysearch.html.

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

Revenue Recognition

Revenue on product sales is recognized upon shipment to the customer based on its terms of FOB shipping point, where the risk of loss and title transfer to the customer. We record sales in accordance with ASC 605. Under these guidelines, revenue is recognized when all of the following exist: persuasive evidence that a sale arrangement exists, delivery of the product has occurred, the price is fixed or determinable, and payment is reasonably assured. We sell some of our products with a warranty that provides for repairs or replacement of any defective parts for a period after the sale, which is generally one year. At the time of the sale, the Company accrues an estimate of the cost of providing the warranty based on prior experience but the Company does not accrue an allowance for sales returns as there have been minimal returns for credit. The Company recognizes revenue under research and development agreements as certain deliverables are met as specified in each development contract.

Inventories

We determine our inventory value at the lower of cost (first-in, first-out) or market value, which is determined based on the age and quantity of inventory on hand. Generally, slow-moving inventory will be written down when the quantity of inventory on hand exceeds the sum of (i) orders on hand and (ii) estimated 12 months of usage.

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

Property, Plant, Equipment & Leasehold Improvements, Net

Land and building are recorded at the lesser of cost or our estimate of value at their highest and best use. Equipment and leasehold improvements are recorded at cost.

	December 31, 2010	June 30, 2010
Land	$279,000	$279,000
Building	641,000	641,000
Leasehold Improvements	2,286,000	2,286,000
Equipment	6,762,000	6,745,000
Total	9,968,000	9,951,000
Accumulated Depreciation	(6,201,000)	(5,859,000)
Total property, plant & equipment, net	$3,767,000	$4,092,000

Depreciation is calculated based on a straight-line method over the estimated useful lives of the assets as follows:

Building	39 years
Leasehold improvements	Term of the lease or estimated useful life, whichever is shorter
Equipment	Three to ten years

Stock-Based Compensation

We are subject to ASC 718 (formerly FASB Statement No. 123 (R) “Accounting for Stock-Based Compensation,” as revised December 2004). This standard establishes the accounting standards for equity compensation, and applies to us in the recognition of the cost of stock options awarded based on the grant-date fair value of those awards.

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

Description of Business

The majority of our revenue is derived from the following sources: designing, developing and manufacturing rotary drive systems for the medical device and dental industries that are manufactured in our Irvine, California facility; multi-axis motion control hardware and software used to regulate the motion of servo and stepper motors, predominantly for the factory automation, scientific research, and medical analysis equipment industries manufactured in our Beaverton, Oregon facility; and high-reliability fractional horsepower DC motors designed for harsh environments, aerospace and military and medical applications manufactured in our Carson City, Nevada facility.

Our revenue is derived from five main customer types. The sales and proportion of total sales (including repair sales) related to each customer type are noted in the table below:

	Three months Ended December 31,				Six months Ended December 31,
Customer type	2010		2009		2010		2009
	(Dollars in thousands)				(Dollars in thousands)
Dental	$619	10%	$468	8%	$1,079	9%	$1,060	9%
Medical	3,962	64%	3,641	64%	7,689	64%	7,532	66%
Industrial	752	12%	713	13%	1,697	14%	1,230	11%
Aerospace	803	13%	827	15%	1,406	12%	1,447	13%
Other	21	0%	47	1%	115	1%	60	1%
Total sales	$6,157	100%	$5,696	100%	$11,986	100%	$11,329	100%

Our Irvine, California facility bears a U.S. FDA Establishment Registration and a State of California Device Manufacturing License (Dept. of Public Health Food and Drug Branch), and is Certified to ISO 13485:2003, Medical Device Directive 93/42/EEC – Annex II, and the Canadian Medical Device Conformity Assessment System (CMDCAS). Our Carson City, Nevada facility is Certified to ISO 9001:2003.

Presently, we are generally able to fill orders within sixty days. At December 31, 2010, we had a backlog, including orders for delivery beyond sixty days, of $10.5 million, compared with a backlog of $11.8 million at December 31, 2009. We expect to ship most of our backlog in fiscal year 2011 and the remainder in fiscal years 2012 and 2013. The decrease in backlog is due to normal fluctuations in the timing of receipt and shipment of orders. We may experience variability in our new order bookings due to the timing of major new product launches and customer planned inventory builds. However, we do not typically experience seasonal fluctuations in our shipments and revenues.

RESULTS OF OPERATIONS

Comparison of the three-month periods ended December 31, 2010 and 2009

The following table sets forth the relationships in dollars and as a percentage of net sales of our operations:

	Three Months Ended December 31,
	2010		2009
	Dollars in thousands
Net sales	$6,157	100%	$5,696	100%
Cost of sales	3,733	61%	3,696	65%
Gross profit	2,424	39%	2,000	35%

Selling, general and administrative expenses	1,248	20%	1,152	20%
Impairment of intangible asset	-	0%	140	2%
Research and development costs	605	10%	576	10%
Income from operations	571	9%	132	2%

Net interest and other expense	22	0%	51	1%
Income before provision (benefit) for income taxes	549	9%	81	1%

Provision (benefit) for income taxes	148	2%	(499)	-9%
Net income	$401	7%	$580	10%

Net sales for the three months ended December 31, 2010 increased $461,000 to $6,157,000 from $5,696,000 for the three months ended December 31, 2009, which is attributable primarily to an increase in sales of our medical device products to our largest customer, and to growth in sales of our dental products.

Gross profit for the three months ended December 31, 2010 increased $424,000 or 21% compared to the corresponding period in 2009. Gross profit as a percentage of sales improved 4 basis points to 39% for the three months ended December 31, 2010 compared to 35% for the three months ended December 31, 2009. The dollar increase in gross profit results in approximate equal parts from (a) the increase in the gross profit percentage, and (b) higher sales volumes, as discussed above. The increase in gross profit as a percentage of sales was due to (a) a change in mix toward sales of medical device products with relatively higher margins, (b) cost savings in warranty repair costs and (c) reductions in rework and scrap expense.

Selling expenses decreased $2,000 to $351,000 for the three months ended December 31, 2010 from $353,000 for the corresponding period in 2009. This change was attributable in part to increases in selling expenses between periods for costs of improvements made in the 2010 period to our website amounting to $56,000 and increased participation in trade shows that resulted in an increase of $13,000 from 2009 to 2010. These increases in 2010 were offset by a decrease from 2009 to 2010 in salary expense amounting to $71,000 arising from a current vacancy in our Vice President Sales position.

General and administrative expenses decreased $42,000, or 4%, to $897,000 for the three months ended December 31, 2010 from $939,000 for the corresponding period in 2009, due primarily to the patent impairment charge of $140,000 recognized during the 2009 period. In addition, severance expense increased by $112,000 in the 2010 period over the 2009 period.

Research and development cost increased $29,000, or 5%, to $605,000 for the three months ended December 31, 2010 from $576,000 for the three months ended December 31, 2009. The increase was due primarily to increased small motor development costs of $33,000.

As a result of the foregoing, operating income for the three months ended December 31, 2010 increased to $571,000 compared to $132,000 for the corresponding period in 2009.

Net interest expense for the three months ended December 31, 2010 was $22,000 compared to $53,000 for the three months ended December 31, 2009. The decrease was due to interest savings in connection with our repayment and retirement, prior to its maturity, of the mortgage collateralized by the land and building owned in Carson City.

Income Tax Provision. Our estimated effective combined federal and state tax rate on income from operations resulted in a tax provision of 27% compared to a tax benefit to earnings of 616% before tax for the three-month periods ended December 31, 2010 and 2009, respectively. The increased tax rate in 2010 arises from the increase in operating income, as discussed above, and primarily from the realization, in the 2009 period, of a portion of our then-available federal net operating loss carryovers generated in the year ended June 30, 2009 which were carried back against taxable income from prior years.

Based on the fluctuations discussed above, net income for the three months ended December 31, 2010 was $401,000, or $0.12 per share on a basic and diluted basis, respectively, as compared to net income of $580,000, or $0.18 per share on a basic and diluted basis, for the three months ended December 31, 2009.

Comparison of the six-month periods ended December 31, 2010 and 2009

The following table sets forth the periods indicated and the percentage of net revenues represented by each item in our Consolidated Statements of Operations.

	For the six months ended December 31,
(In Thousands)	2010		2009
	Dollars in Thousands
Net sales:	$11,986	100%	$11,329	100%
Cost of sales	7,378	62%	7,456	66%
Gross profit	4,608	38%	3,873	34%

Selling, general and administrative expenses	2,435	20%	2,167	19%
Impairment of intangible asset	-	0%	140	1%
Research and development costs	1,196	10%	1,197	11%
Income from operations	977	8%	369	3%

Net interest and other expense	(80)	-1%	(100)	-1%

Income before provision (benefit) for income taxes	897	7%	269	2%

Provision (benefit) for income taxes	154	1%	(494)	-4%
Net income	$743	6%	$763	7%

Net sales for the six months ended December 31, 2010 increased $657,000 to $11,986,000 from $11,329,000 for the six months ended December 31, 2009 resulting primarily from growth in sales of our medical device and motion control products.

Gross profit for the six months ended December 31, 2010 increased $735,000 or 19% compared to the corresponding period in 2009. Gross profit as a percentage of sales improved 4 basis points to 38% for the six months ended December 31, 2010 compared to 34% for the six months ended December 31, 2009. The dollar increase in gross profit results from (a) the increase in the gross profit percentage, and (b) higher sales volumes, as discussed above. The increase in gross profit as a percentage of sales was due to (a) a change in mix toward sales of medical device and motion control products with relatively higher margins, (b) cost savings in warranty repair costs and (c) reductions in rework and scrap expense.

Selling expenses increased $134,000 to $775,000 for the six months ended December 31, 2010 from $641,000 for the corresponding period in 2009. Costs of improvements to our website, increased advertising expenses, and increased participation in trade shows resulted in increases of $121,000, $70,000 and $36,000, respectively, from 2009 to 2010. These increases were offset by a decrease in salary expense, amounting to $115,000, arising from a current vacancy in our Vice President of Sales position.

General and administrative expenses decreased $6,000 to $1,660,000 for the six months ended December 31, 2010 from $1,666,000 for the corresponding period in 2009, due primarily to the patent impairment charge of $140,000 recognized during the 2009 period. In addition, bonus accruals and employee stock option expense decreased by $69,000 and $59,000, respectively, in the three-month period ended December 31, 2010 from the corresponding period in 2009, and severance and legal expenses increased by $112,000 and $82,000, respectively, in the 2010 period over the 2009 period.

Research and development costs were relatively unchanged, decreasing $1,000 to $1,196,000 for the six months ended December 31, 2010 from $1,197,000 for the six months ended December 31, 2009.

As a result of the foregoing, operating income for the six months ended December 31, 2010 increased to $977,000 compared to $369,000 for the corresponding period in 2009.

Net interest expense for the six months ended December 31, 2010 was $80,000 compared to $103,000 for the six months ended December 31, 2009. The decrease was due to interest savings in connection with our repayment and retirement, prior to its maturity, of the mortgage collateralized by the land and building owned in Carson City offset by early retirement fees associated with the same retirement during the 2010 period.

Income Tax Provision. For the six-month period ended December 31, 2010, our estimated effective combined federal and state tax rate on income from operations resulted in a tax provision of 17%, compared to a tax benefit of 184% for the corresponding period in 2009. The increased tax rate in 2010 arises from the increase in operating income, as discussed above, and primarily from the realization, in the 2009 period, of a portion of our then-available federal net operating loss carryovers generated in the year ended June 30, 2009 which were carried back against taxable income from prior years.

Based on the fluctuations discussed above, net income for the six months ended December 31, 2010 was $743,000, or $0.23 per share on a basic and diluted basis, as compared to net income of $763,000, or $0.24 per share on a basic and diluted basis, for the six months ended December 31, 2009.

Liquidity and Capital Resources

The following table presents selected financial information as of December 31, 2010, December 31, 2009 and June 30, 2010:

	December 31,
	2010	2009	June 30, 2010
Cash and cash equivalents	$2,019,000	$1,790,000	$3,794,000
Working capital	$5,884,000	$5,624,000	$6,369,000
Credit line outstanding balance	$-	$-	$-
Net debt (cash)	$(852,000)	$1,322,000	$(899,000)
Tangible book value per common share	$2.57	$0.86	$2.36
Number of days of sales outstanding (DSO) in accounts receivable at end of quarter	37	37	43

Working capital as of December 31, 2010 was $5.9 million compared to $5.6 million as of December 31, 2009 and $6.4 million as of June 30, 2010. The increase in working capital from December 31, 2009 was due primarily to an increase in inventories, partially offset by related increases in accounts payable. The decrease in working capital from June 30, 2010 results primarily from the repayment and retirement of the mortgage loan collateralized by the Carson City property, discussed above.

Net cash used by operating activities during the six months ended December 31, 2010 was $58,000 compared to cash provided by operating activities amounting to $971,000 during the six months ended December 31, 2009. The decrease between periods was comprised primarily of (a) an increase in inventories in the 2010 period of $678,000 as compared to a decrease in the corresponding 2009 period of $148,000, combined with (b) a decrease in accounts payable and accrued liabilities of $597,000 during the six months ended December 31, 2010 as compared to a decrease in the corresponding 2009 period of $68,000. The increase in inventory in the six months ended December 31, 2010 resulted from purchases, primarily in the first three months of the period, to fulfill a correspondingly larger amount of customer orders for product deliveries due during the six months ended December 31, 2010 and in future months. The decreases in accounts payable and accrued expenses during the six months ended December 31, 2010 resulted from vendor payments, primarily during the last three months of the period, for the inventory purchases described above, and from the payment of bonuses, amounting to $507,000, which were accrued at June 30, 2010 and paid in October 2010.

Net cash used in investing activities for the six months ended December 31, 2010 was $16,000 as compared to $90,000 in the corresponding 2009 period. Investing activities consist mainly of capital expenditures for manufacturing equipment which can vary widely as equipment is upgraded or replaced.

Net cash used in financing activities for the six months ended December 31, 2010 was $1.7 million, as compared to $216,000 in the corresponding 2009 period. This increased use of cash is due to our payment, during the 2010 period, of the remaining $1,519,000 balance due on the Union Bank mortgage, fully retiring such indebtedness (see Note 5 of Notes to Condensed Consolidated Financial Statements).

Potential Reduction in Large Customer Orders

In December 2009, our largest Customer informed us that it was in the process of developing, and planned to eventually manufacture, its own surgical hand pieces which are functionally comparable to the products we currently provide to the customer. We have been the exclusive manufacturer of these products since they were developed.

We currently provide this Customer with two products (“Product A” and “Product B”) and repair services for such products. Sales for each of these categories for the three and six months ended December 31, 2010 and 2009 were as follows:

	Six months ended December 31, 2010	Three months ended December 31, 2010	Average share of total	Six months ended December 31, 2009	Three months ended December 31, 2009	Average share of total
Product A	$2,447,000	$805,000	37%	$1,976,000	$627,000	40%
Product B	2,383,000	1,489,000	49%	2,007,000	1,083,000	53%
Repairs	642,000	395,000	13%	368,000	119,000	7%
Total	$5,472,000	$2,689,000	100%	$4,351,000	$1,829,000	100%

The Customer has indicated that it has released its version of Product A and is currently shipping such product to new accounts. The Customer has also indicated that it intends to continue to purchase Product A from us in sufficient levels to support (i) replacement units for its existing customers in the U.S. and Europe for the foreseeable future, (ii) all its requirements for customers in the U.S. and Europe who also use Product B until such time as the Customer’s version of Product B is marketable, and (iii) all its requirements in the South American market until this product is properly registered in this market.

Product B is a more complex device. The Customer has indicated that its first “beta units” were placed into field testing in December 2010, and that it believes it will take six to nine months to determine whether this design is robust enough to withstand the operating environment in which the product must function.

In addition, the Customer has indicated that it intends to continue to use our repair services for Products A and B for an undetermined period, except in South America, where it will purchase components from us to do its own repairs locally.

Based on the foregoing, it is possible that revenue otherwise attributable to this Customer could begin to decline during the second half of calendar year 2011. However, the Customer is not obligated either to abide by the timetables it has communicated to us or to update us as to the status of its product development efforts. Accordingly, we are unable to know or predict the status of the Customer’s initiatives on an ongoing basis. The Customer could accelerate, delay or terminate its transition to its own products at any time and without notice to us, which could have a material impact on our revenues. The identity of the Customer is protected by a confidentiality agreement.

We have implemented the initial steps of a strategic plan, the objective of which is to identify and capture additional revenue opportunities. There can be no assurance, however, as to either the timing or success of achieving this objective, and it would be our intent to reduce operating costs, if and as necessary, to minimize the impact of a revenue reduction, should it occur. In the event that the Customer’s future purchases are reduced beyond the realization of such opportunities or cost reductions, the Company is likely to experience a material and adverse impact on its business.

Changes in Bank Debt and Credit Facilities

During the six months ended December 31, 2010, we had a mortgage loan with Union Bank of California, N.A (“Union Bank”) and a credit facility with Wells Fargo Bank, N.A. (“Wells Fargo”), described as follows:

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

Wells Fargo Credit Facility

The Wells Fargo credit facility had two components:

—

A revolving credit line of up to $1,000,000 in borrowing availability, under which no amounts were outstanding at either November 1, 2010 (the date of expiration of the credit line as further discussed below) or June 30, 2010; and

—	A five-year term loan with an initial balance of $2,000,000, of which $1,167,000 and $1,367,000 was outstanding at December 31, 2010 and June 30, 2010, respectively.

If borrowings under the credit line were to have exceeded $500,000, the maximum amount of borrowing was limited to the lesser of $1,000,000 or 70% of the eligible accounts receivable plus 40% of the eligible inventories. Its terms required monthly interest payments at either (i) the prime rate of interest (3.25% at December 31, 2010) plus 1.50%, or (ii) three month LIBOR (0.290% at December 31, 2010) plus 2.50%, at our discretion, based on outstanding borrowings. The line of credit expired on November 1, 2010. We had been charged an unused credit line fee of 1.50% per annum payable quarterly on the average balance of the line of credit that was not used.

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

There are certain financial and non-financial covenants that we were required to meet to be in compliance with the terms of the Wells Fargo credit facility. As a result of write-offs we recorded in the fourth quarter of our fiscal year ended June 30, 2010, we were in violation of covenants that were based on 12-month historical profitability computations as of that quarter, and as of the succeeding quarters ended September 30 and December 31, 2010. On October 8, 2010, we were informed by Wells Fargo that the bank would not renew the revolving credit line, which then expired in conformity with its terms on November 1, 2010. With respect to the covenant violations, Wells Fargo waived by letter agreements the rights it would have otherwise had as of June 30 and September 30, 2010. As further discussed below, on February 4, 2011, we replaced the Wells Fargo credit facility, including a refinancing of the term loan, with a credit facility agreement we have entered into with Union Bank. The current and non-current portions of the term loan in the accompanying December 31, 2010 consolidated balance sheet reflect the terms of the refinancing, whereas the presentation in the accompanying June 30, 2010 balance sheet reflect the Wells Fargo credit facility terms.

Union Bank Credit Facility

On February 4, 2011, we entered into a credit facility agreement with Union Bank that provides for the following:

—	A revolving credit line of up to $1,500,000 in borrowing availability;

—	A non-revolving credit line of up to $350,000 in borrowing availability for the purchase of equipment; and

—	A term loan of $1.25 million.

The maximum amount of borrowing under the revolving credit line is the lesser of:

(a)      $1,500,000; or

(b)      the sum of 80% of eligible domestic accounts receivable, plus the lesser of:

(i)      $400,000; or

(ii)     15% of the eligible raw materials and finished goods inventories.

The revolving credit line’s terms require monthly interest payments based on borrowed amounts at a floating interest rate, calculated as Union Bank’s Reference Rate plus 0.5% (an aggregate interest rate of 3.75% at February 4, 2011). The line’s initial term expires on December 15, 2012, after which it is renewable annually at Union Bank’s option. Should Union Bank decide not to renew the line, it must give us a 60-day notice of such decision.

The terms of the non-revolving credit line, which is to be used for equipment purchases, require monthly interest payments based on borrowed amounts at a floating interest rate, calculated as Union Bank’s Reference Rate plus 0.5% (an aggregate interest rate of 3.75% at February 4, 2011). The line has a one-year term, after which amounts outstanding under the line at the end of the term will automatically convert into a three-year term loan at a floating interest rate calculated as described above with respect to the non-revolving credit line.

The terms of the $1.25 million term loan, the proceeds of which were used to pay off in full the Wells Fargo term loan described above, require monthly principal payments of $29,762, plus interest over its 42-month term. The term loan bears interest at a floating rate, calculated as Union Bank’s Reference Rate plus 0.5% (an aggregate interest rate of 3.75% at February 4, 2011).

All personal property assets of the Company collateralize the outstanding borrowings under the Union Bank credit facility.

The Union Bank credit facility contains financial covenants that require us to comply with minimum quarterly liquidity and annual profitability thresholds, non-financial covenants that include quarterly and annual reporting requirements, and certain operational restrictions.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

The Chief Executive Officer and Chief Financial Officer (the principal executive officer and principal financial officer, respectively) conducted an evaluation of the design and operation of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)). Based on that evaluation for the three months ended December 31, 2010, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective.

During the three and six months ended December 31, 2010, there were no direct changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

As noted above, 27 other entities are named defendants in this case along with Pro-Dex. While some are small businesses, others are larger corporations or their subsidiaries. Further, as this case progresses, the OCWD is likely to add at least a few more named defendants to the case from the 400 Doe defendants it has designated in the current complaint. In the indeterminable event that we would be held liable in the case, OCWD’s total recovery probably would be allocated among several defendants, each of which would pay only a proportionate share of that total recovery. Moreover, we recently resumed settlement negotiations with OCWD in the case.

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

Overall, the OCWD complaint remains vague, the OCWD is in an early stage of its remedial activities in the South Basin, the lawsuit is in the middle stage of discovery, one of our insurers has committed to pay most defense costs and has reserved rights under one three-year set of policies and is continuing to consider extending coverage to us under other past policies, Pro-Dex and OCWD are engaged in settlement negotiations, and any recovery the OCWD may gain through trial of the lawsuit is likely to be allocated among several defendants. Therefore, our liabilities, as well as our costs of defending, monitoring and concluding our involvement in this case are uncertain, and those costs cannot now be estimated.

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for our fiscal year ended June 30, 2010 and in our subsequent quarterly reports on Form 10-Q. The risks discussed in our Annual Report on Form 10-K and in our subsequent quarterly reports on Form 10-Q could materially affect our business, financial condition and future results. The risks described in our Annual Report on Form 10-K and in our subsequent quarterly reports on Form 10-Q are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition or operating results. As part of your review concerning the foregoing, you should review the discussion in this Form 10-Q related to revenues generated from sales to our largest customer together with the related risk factor concerning the revenues we derive from our significant customers in our Annual Report on Form 10-K. See Note 8 of Notes to Condensed Consolidated Financial Statements (unaudited) – December 31, 2010.

Item 2. Unregistered	Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults	Upon Senior Securities.

None.

Item 4. [Removed	and Reserved.]

Item 5. Other	Information.

None.

Item 6. Exhibits.

Exhibits:

10.1*	Separation Agreement between Pro-Dex, Inc. and Jeffrey S. Ritchey, dated October 7, 2010 (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed October 12, 2010)

10.2*	Employment Arrangement between Pro-Dex, Inc. and Harold A. Hurwitz (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed October 12, 2010)

10.3*	Long-Term Incentive Plan as amended on October 7, 2010 (incorporated herein by reference to Exhibit 10.3 to the Company’s Form 8-K filed October 12, 2010)

31.1	Certifications of Chief Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications of Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Denotes Management contract or compensatory plan, contract or arrangement required to be filed as an exhibit.

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 10, 2011	Date: February 10, 2011

PRO-DEX INC.	PRO-DEX INC.
By: /s/ Mark Murphy	By: /s/ Harold A. Hurwitz

Mark Murphy	Harold A. Hurwitz
Chief Executive Officer (Principal Executive Officer)	Secretary and Chief Financial Officer (Principal Financial and Accounting Officer)