Form 10-K/A
period 2010-06-30
PRO DEX INC
filed 2011-05-06
CIK 788920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A No. 1

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended June 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934. FOR THE TRANSITION PERIOD FROM TO .

Commission File Number 000-14942

PRO-DEX, INC.

(Exact name of registrant as specified in its charter)

Colorado	84-1261240
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing sales price on the Nasdaq Capital Market of such common equity on December 31, 2009: $3,553,022 . For the purpose of this calculation, shares owned by officers, directors and 10% stockholders known to the registrant have been deemed to be owned by affiliates. This determination of affiliate status is not a determination for other purposes.

The number of shares outstanding of each of the issuer’s classes of common stock outstanding as of the latest practicable date: 3,251,850 shares of common stock, no par value, as of September 23, 2010.

DOCUMENTS INCORPORATED BY REFERENCE: Part III incorporates by reference certain information from the registrant’s definitive proxy statement (the “Proxy Statement”) for the 2010 Annual Meeting of Shareholders.

EXPLANATORY NOTE

On September 28, 2010, Pro-Dex, Inc. (the “Company) filed its Annual Report on Form 10-K for the year ended June 30, 2010 with the Securities and Exchange Commission. This Form 10-K/A No. 1 is being filed to amend the aforementioned Annual Report on Form 10-K for the following:

•

In Item 9A of the Form 10-K, the conclusions of the Company’s principal executive and principal financial officers regarding the effectiveness of the Company’s disclosure controls and procedures were made “for the quarter ended June 30, 2010,” rather than “as of June 30, 2010” as required by Item 307 of Regulation S-K. In this Form 10-K/A No. 1, the effective period covered by the conclusions regarding the Company’s controls, as described above, has been corrected.

•

In the Form 10-K, the Company inadvertently failed to include the conformed signature of its independent registered accounting firm on both the Report of Independent Accounting Firm and Exhibit 23.1. In this Form 10-K/A No. 1, the conformed signature of the independent registered accounting firm has been included on both the Report of Independent Accounting Firm and Exhibit 23.1

•

The last paragraph of the Report of Independent Accounting Firm included in the Form 10-K contained a typographical error in that it referred to “each of the two years in the two-year period ended June 30, 2010,” rather than referring to “each of the years in the two-year period ended June 30, 2010” as required by Item 302(a) of Regulation S-T. In this Form 10-K/A No. 1, this typographical error has been corrected.

•

In Item 7 and in Note 2 to Notes to Consolidated Financial Statements in the Form 10-K, the Company described its accounting policy for recording owned land and buildings as “at the value of their best and highest use.” In this Form 10-K/A No. 1, the description of this policy has been clarified to indicate that “property, plant, equipment and leasehold improvements is recorded at historical cost.”

•	In Exhibits 31.1 and 31.2 to the Form 10-K, certain wording was not in conformity with the requirements of Exchange Act Rule 13a-14(a). In this Form 10-K/A No. 1, such wording has been corrected.

Other than the changes described in this Explanatory Note, the Company is not amending or updating any information contained within its Annual Report on Form 10-K for the year ended June 30, 2010.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Property, Plant, Equipment and Leasehold Improvements, Net

Property, plant and equipment is recorded at historical cost and consists of the following:

	6/30/2010	6/30/2009
	Audited	Audited
Land	$279,000	$757,000
Building	$641,000	$1,470,000
Leasehold Improvements	$2,286,000	$2,283,000
Equipment	$6,745,000	$6,620,000

Total	$9,951,000	$11,130,000
Accumulated Depreciation	$(5,859,000)	$(5,149,000)

Total property, plant & equipment, net	$4,092,000	$5,981,000

Depreciation is provided using the straight-line method over the estimated useful lives of the assets as follows: building - 39 years, equipment - 3 to 10 years; and leasehold improvements are depreciated over the shorter of the term of the lease or their estimated useful lives.

As noted above, the value of the Carson City land and building was revalued to its current market value in 2010. The land was reduced to $279,000 from $757,000 and the building was reduced to $641,000 from $1,470,000.

Item 9A. Controls and Procedures

The Chief Executive Officer and Chief Financial Officer (the principal executive officer and principal financial officer, respectively) conducted an evaluation of the design and operation of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)). Based on that evaluation as of June 30, 2010, the Chief Executive Officer and the Chief Financial Officer concluded that the disclosure controls and procedures are effective.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pro-Dex, Inc. and Subsidiaries as of June 30, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the two-year period ended June 30, 2010 in conformity with accounting principles generally accepted in the United States of America.

/s/ Moss Adams LLP

Irvine, California September 28, 2010

PRO-DEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010 and 2009

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Property, Plant, Equipment & Leasehold Improvements, Net

Property, plant, equipment and leasehold improvements is recorded at historical cost and consists of the following as of June 30, 2010 and 2009:

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

Index to Exhibits

Exhibit No.	Document

23.1 xx	Consent Letter of Moss Adams LLP.

31.1 xx	Certification of the Chief Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 xx	Certification of the Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

xx	Filed Herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRO-DEX INC.

/s/ Mark P. Murphy
Mark P. Murphy
President, Chief Executive Officer and Director
(Principal Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Mark P. Murphy	May 5, 2011
Mark P. Murphy	Date
President, Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Harold A. Hurwitz	May 5, 2011
Harold A. Hurwitz	Date
Treasurer, Chief Financial Officer & Secretary
(Principal Financial and Accounting Officer)

/s/ George J. Isaac	May 5, 2011
George J. Isaac	Date
Director

/s/ William L. Healey	May 5, 2011
William L. Healey	Date
Director

/s/ Michael J. Berthelot	May 5, 2011
Michael J. Berthelot	Date
Director

/s/ David Holder	May 5, 2011
David Holder	Date
Director