Form 10-Q/A
period 2010-09-30
PRO DEX INC
filed 2011-05-06
CIK 788920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A No. 1

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

EXPLANATORY NOTE

On November 9, 2010, Pro-Dex, Inc. (the “Company) filed its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010 with the Securities and Exchange Commission. This Form 10-Q/A No. 1 is being filed to amend the aforementioned Quarterly Report on Form 10-Q for the following:

•

In Item 4T of the Form 10-Q, the conclusions of the Company’s principal executive and principal financial officers regarding the effectiveness of the Company’s disclosure controls and procedures were made “for the quarter ended September 30, 2010,” rather than “as of September 30, 2010” as required by Item 307 of Regulation S-K. In this Form 10-Q/A No. 1, the effective period covered by the conclusions regarding the Company’s controls, as described above, has been corrected.

•

The second paragraph of Item 4T of the Form 10-Q addressed “direct changes in our internal controls over financial reporting” whereas Item 308(c) of Regulation S-K does not limit the disclosure requirement to “direct” changes. As there were no changes in our internal controls over financial reporting as of September 30, 2010, the word “direct” has been deleted from the second paragraph of Item 4T in this Form 10-Q/A No. 1.

•

In Item 2 in the Form 10-Q, the Company described its accounting policy for recording owned land and buildings as “at the value of their best and highest use.” In this Form 10-Q/A No. 1, the description of this policy has been clarified to indicate that “property, plant, equipment and leasehold improvements is recorded at historical cost.”

•	In Exhibits 31.1 and 31.2 to the Form 10-Q, certain wording was not in conformity with the requirements of Exchange Act Rule 13a-14(a). In this Form 10-Q/A No. 1, such wording has been corrected.

Other than the changes described in this Explanatory Note, the Company is not amending or updating any information contained within its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Estimates and Judgments

Property, Plant, Equipment & Leasehold Improvements, Net

Property, plant, equipment and leasehold improvements is recorded at historical cost.

	September 30, 2010 (unaudited)	June 30, 2010
Land	$279,000	$279,000
Building	641,000	641,000
Leasehold Improvements	2,286,000	2,286,000
Equipment	6,753,000	6,745,000

Total	9,959,000	9,951,000
Accumulated Depreciation	(6,032,000)	(5,859,000)

Total property, plant & equipment, net	$3,927,000	$4,092,000

Depreciation is calculated based on a straight-line method over the estimated useful lives of the assets as follows:

Building	39 years
Leasehold improvements	Term of the lease or estimated useful life, whichever is shorter
Equipment	Three to ten years

Item 4T. Controls and Procedures

The Chief Executive Officer and Chief Financial Officer (the principal executive officer and principal financial officer, respectively) conducted an evaluation of the design and operation of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)). Based on that evaluation as of September 30, 2010, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective.

During the three months ended September 30, 2010, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Date: May 5, 2011	Date: May 5, 2011

PRO-DEX INC.	PRO-DEX INC.

By: / s / Mark Murphy	By: / s / Harold A. Hurwitz

Mark Murphy	Harold A. Hurwitz
Chief Executive Officer	Secretary and Chief Financial Officer (Principal Financial and Accounting Officer)

5