Form 10-Q/A
period 2010-12-31
PRO DEX INC
filed 2011-05-06
CIK 788920

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

EXPLANATORY NOTE

On February 10, 2011, Pro-Dex, Inc. (the “Company) filed its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010 with the Securities and Exchange Commission. This Form 10-Q/A No. 1 is being filed to amend the aforementioned Quarterly Report on Form 10-Q for the following:

•

In Item 4T of the Form 10-Q, the conclusions of the Company’s principal executive and principal financial officers regarding the effectiveness of the Company’s disclosure controls and procedures were made “for the quarter ended December 31, 2010,” rather than “as of December 31, 2010” as required by Item 307 of Regulation S-K. In this Form 10-Q/A No. 1, the effective period covered by the conclusions regarding the Company’s controls, as described above, has been corrected.

•

The second paragraph of Item 4T of the Form 10-Q addressed “direct changes in our internal controls over financial reporting” whereas Item 308(c) of Regulation S-K does not limit the disclosure requirement to “direct” changes. As there were no changes in our internal controls over financial reporting as of December 31, 2010, the word “direct” has been deleted from the second paragraph of Item 4T in this Form 10-Q/A No. 1.

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

Other than the changes described in this Explanatory Note, the Company is not amending or updating any information contained within its Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2010.

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

Item 4. Controls and Procedures

The Chief Executive Officer and Chief Financial Officer (the principal executive officer and principal financial officer, respectively) conducted an evaluation of the design and operation of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)). Based on that evaluation as of December 31, 2010, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective.

During the three and six months ended December 31, 2010, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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