Form 10-Q
period 2011-03-31
PRO DEX INC
filed 2011-05-10
CIK 788920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2011

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

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock outstanding as of the latest practicable date: 3,272,350 shares of Common Stock, no par value, as of May 10, 2011.

INDEX

Pro-Dex, Inc.

Item 1.	Financial Statements

PRO-DEX, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 31, 2011	June 30, 2010
ASSETS
Current assets:
Cash and cash equivalents	$3,778,000	$3,794,000
Accounts receivable, net of allowance for doubtful accounts of $8,000 at March 31, 2011 and $25,000 at June 30, 2010	3,090,000	2,682,000
Other current receivables	46,000	22,000
Inventories	3,417,000	3,228,000
Prepaid expenses	230,000	174,000
Deferred income taxes	209,000	209,000

Total current assets	10,770,000	10,109,000
Property, plant, equipment and leasehold improvements, net	3,766,000	4,092,000
Other assets	60,000	78,000

Total assets	$14,596,000	$14,279,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,477,000	$1,279,000
Accrued expenses	1,895,000	1,947,000
Income taxes payable	237,000	79,000
Current portion of bank term loan	357,000	400,000
Current portion of real estate loan	—	35,000

Total current liabilities	3,966,000	3,740,000

Long-term liabilities:
Bank term loan	863,000	967,000
Real estate loan	—	1,493,000
Deferred income taxes	209,000	209,000
Deferred rent	277,000	255,000

Total long-term liabilities	1,349,000	2,924,000

Total liabilities	5,315,000	6,664,000

Commitments and contingencies
Shareholders’ equity:
Common shares; no par value; 50,000,000 shares authorized; 3,272,350 shares issued and outstanding at March 31, 2011 3,251,850 shares issued and outstanding at June 30, 2010	16,730,000	16,675,000
Accumulated deficit	(7,449,000)	(9,060,000)

Total shareholders’ equity	9,281,000	7,615,000

Total liabilities and shareholders’ equity	$14,596,000	$14,279,000

See notes to condensed consolidated financial statements.

PRO-DEX, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	For The Three Months Ended March 31,
	2011	2010
Net sales	$7,626,000	$6,161,000
Cost of sales	4,749,000	3,869,000

Gross profit	2,877,000	2,292,000

Operating expenses:
Selling expenses	422,000	383,000
General and administrative expenses	729,000	886,000
Research and development costs	593,000	614,000

Total operating expenses	1,744,000	1,883,000

Income from operations	1,133,000	409,000

Other income (expense):
Royalty income	—	40,000
Interest expense	(55,000)	(50,000)

Total other income (expense)	(55,000)	(10,000)

Income before provision for income taxes	1,078,000	399,000

Provision for income taxes	210,000	225,000

Net income	$868,000	$174,000

Net income per share:
Basic	$0.27	$0.05
Diluted	$0.26	$0.05
Weighted average shares outstanding — basic	3,272,350	3,234,538
Weighted average shares outstanding — diluted	3,289,324	3,240,564

See notes to condensed consolidated financial statements.

PRO-DEX, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	For the Nine Months Ended March 31,
	2011	2010
Net sales	$19,612,000	$17,490,000

Cost of sales	12,127,000	11,324,000

Gross profit	7,485,000	6,166,000

Operating expenses:
Selling expense	1,197,000	1,025,000
General and administrative expenses	2,389,000	2,412,000
Impairment of intangible asset	—	140,000
Research and development costs	1,789,000	1,811,000

Total operating expenses	5,375,000	5,388,000

Income from operations	2,110,000	778,000

Other income (expense):
Royalty income	—	44,000
Interest expense	(135,000)	(154,000)

Total other income (expense)	(135,000)	(110,000)

Income before provision (benefit) for income taxes	1,975,000	668,000

Provision (benefit) for income taxes	363,000	(269,000)

Net income	$1,612,000	$937,000

Net income per share:
Basic	$0.49	$0.29
Diluted	$0.49	$0.29
Weighted average shares outstanding — basic	3,262,474	3,226,716
Weighted average shares outstanding — diluted	3,270,549	3,233,046

See notes to condensed consolidated financial statements.

PRO-DEX, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For The Nine Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net income	$1,612,000	$937,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	507,000	546,000
Impairment of intangible asset	—	140,000
(Decrease) in allowance for doubtful accounts	(17,000)	(1,000)
Stock based compensation	28,000	96,000
Increase in deferred tax allowance	—	118,000
Changes in:
(Increase) in accounts receivable and other current receivables	(415,000)	(245,000)
(Increase) decrease in inventories	(188,000)	509,000
(Increase) in prepaid expenses	(56,000)	(115,000)
Decrease in other assets	17,000	—
Increase in accounts payable and accrued expenses	166,000	712,000
Increase (decrease) in income taxes payable	158,000	(36,000)

Net cash provided by operating activities	1,812,000	2,661,000

Cash flows from investing activities:
Purchases of equipment and leasehold improvements	(181,000)	(109,000)

Net cash (used in) investing activities	(181,000)	(109,000)

Cash flows from financing activities:
Principal payments on bank term loan	(296,000)	(300,000)
Net proceeds from bank term loan refinancing	150,000	—
Principal payments on real estate loan	(1,528,000)	(24,000)
Proceeds from exercise of stock options	27,000	—

Net cash (used in) financing activities	(1,647,000)	(324,000)

Net (decrease) increase in cash and cash equivalents	(16,000)	2,228,000
Cash and cash equivalents, beginning of period	3,794,000	1,124,000

Cash and cash equivalents, end of period	$3,778,000	$3,352,000

Supplemental Information
Cash payments for interest	$151,000	$157,000

Cash payments for income taxes	$205,000	$87,000

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

NOTE 2. INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

	March 31, 2011	June 30, 2010
Raw Materials	$1,270,000	$1,311,000
Work in process	937,000	607,000
Finished goods	1,210,000	1,310,000

Total inventories	$3,417,000	$3,228,000

NOTE 3. WARRANTY

The warranty reserve is based on historical costs of warranty repairs and expected future identifiable warranty expenses. As of March 31, 2011 and June 30, 2010 the warranty reserve amounted to $665,000 and $686,000, respectively, and is included in accrued expenses in the accompanying consolidated balance sheets. Warranty expenses are included in cost of sales in the accompanying consolidated statements of income. Changes in estimates to previously established warranty accruals result from current period updates to assumptions regarding repair costs and warranty return rates, and are included in current period warranty expense. Warranty expense was $290,000 and $218,000 for the three months ended March 31, 2011 and 2010, respectively, and $473,000 and $586,000 for the nine months ended March 31, 2011 and 2010, respectively.

Changes in our warranty accrual for the three and nine months ended March 31, 2011 and 2010 are as follows:

	Three months Ended March 31,
	2011	2010
Balance at beginning of period	$608,000	$649,000
Accruals during the period	204,000	161,000
Changes in estimates of prior period accruals	86,000	57,000
Warranty expenditures	(233,000)	(133,000)

Balance at end of period	$665,000	$734,000

	Nine months Ended March 31,
	2011	2010
Balance at beginning of period	$686,000	$518,000
Accruals during the period	500,000	538,000
Changes in estimates of prior period accruals	(27,000)	48,000
Warranty expenditures	(494,000)	(370,000)

Balance at end of period	$665,000	$734,000

NOTE 4. NET INCOME PER SHARE

The following table reconciles the weighted average shares outstanding for basic and diluted net income per share for the periods indicated:

	Three Months Ended March 31,
	2011	2010
Net income	$868,000	$174,000
Basic net income per common share:
Weighted average number of common shares outstanding	3,272,350	3,234,538

Basic net income per common share	$0.27	$0.05

Diluted net income per common share:
Weighted average number of common shares outstanding	3,272,350	3,234,538
Effect of potentially dilutive securities (options)	16,974	6,026

Weighted average number of common shares — diluted	3,289,324	3,240,564

Diluted net income per common share	$0.26	$0.05

	Nine Months Ended March 31,
	2011	2010
Net income	$1,612,000	$937,000
Basic net income per common share:
Weighted average number of common shares outstanding	3,262,474	3,226,716

Basic net income per common share	$0.49	$0.29

Diluted net income per share:
Weighted average number of common shares outstanding	3,262,474	3,226,716
Effect of potentially dilutive securities (options)	8,075	6,330

Weighted average number of common shares — diluted	3,270,549	3,233,046

Diluted net income per common share	$0.49	$0.29

Potentially dilutive securities not included in the diluted net income per share calculations consist of options for the purchase of our common stock that have a strike price higher than the market price of our common stock and amounted to 171,804 and 618,021 for the three months ended March 31, 2011 and 2010, respectively, and 149,134 and 587,484 for the nine months ended March 31, 2011 and 2010, respectively.

NOTE 5. BANK DEBT

Union Bank Credit Facility

On February 4, 2011, we entered into a credit facility agreement with Union Bank that provides for the following:

•	A revolving credit line of up to $1,500,000 in borrowing availability, under which no amounts have been borrowed;

•	A non-revolving credit line of up to $350,000 in borrowing availability for the purchase of equipment, under which no amounts have been borrowed; and

•	A term loan of $1,250,000, of which $1,220,000 was outstanding at March 31, 2011.

The maximum amount of borrowing under the revolving credit line is the lesser of:

(a)	$1,500,000; or

(b)	the sum of 80% of eligible domestic accounts receivable, plus the lesser of:

(i)	$400,000; or

(ii)	15% of the eligible raw materials and finished goods inventories.

Based on the foregoing, at March 31, 2011 we had the ability to borrow up to the maximum allowed amount of $1,500,000 on the revolving line of credit.

The revolving credit line’s terms require monthly interest payments based on borrowed amounts at a floating interest rate, calculated as Union Bank’s Reference Rate plus 0.5% (an aggregate interest rate of 3.75% at March 31, 2011). The line’s initial term expires on December 15, 2012, after which it is renewable annually at Union Bank’s option. Should Union Bank decide not to renew the line, it must give us a 60-day notice of such decision.

The terms of the non-revolving credit line, which is to be used for equipment purchases, require monthly interest payments based on borrowed amounts at a floating interest rate, calculated as Union Bank’s Reference Rate plus 0.5% (an aggregate interest rate of 3.75% at March 31, 2011). The line has a one-year term, after which amounts outstanding under the line at the end of the term will automatically convert into a three-year term loan at a floating interest rate calculated in the same manner as described above with respect to the non-revolving credit line.

The terms of the $1.25 million term loan, the proceeds of which were used to pay off in full the Wells Fargo term loan described below, require monthly principal payments of $29,762, plus interest over its 42-month term. The term loan bears interest at a floating rate, calculated as Union Bank’s Reference Rate plus 0.5% (an aggregate interest rate of 3.75% at March 31, 2011).

All personal property assets of the Company collateralize the outstanding borrowings under the Union Bank credit facility.

The Union Bank credit facility contains financial covenants that require us to comply with minimum quarterly liquidity and annual profitability thresholds, non-financial covenants that include monthly, quarterly and annual reporting requirements, and certain operational restrictions.

Wells Fargo Bank Credit Facility

From November 2008 until February 4, 2011, we had a credit facility with Wells Fargo Bank consisting of the following:

•	A revolving credit line of up to $1,000,000 in borrowing availability, under which no amounts were outstanding during its term; and

•	A five-year term loan with an initial balance of $2,000,000, of which $1,367,000 was outstanding at June 30, 2010. On February 4, 2011, the term loan was paid off in full, as discussed further above.

If borrowings under the credit line were to have exceeded $500,000, the maximum amount of borrowing was limited to the lesser of $1,000,000 or 70% of the eligible accounts receivable plus 40% of the eligible inventories. Its terms required monthly interest payments at either (i) Wells Fargo’s prime rate plus 1.50%, or (ii) three-month LIBOR plus 2.50%, at our discretion, based on outstanding borrowings. The line of credit expired on November 1, 2010. We had been charged an unused credit line fee of 1.50% per annum payable quarterly on the average balance of the line of credit that was not used.

The term loan had an initial balance of $2,000,000, the borrowings from which were used for construction of tenant improvements in our Irvine, California facility. Its terms required monthly principal and interest payments over the 60-month life of the loan, based on outstanding borrowings. The interest rate was fixed at 5.72% over the life of the loan. In connection with the refinancing of the term loan, as discussed further above, we incurred early retirement fees, recognized as interest expense in the accompanying 2011 income statements, amounting to $40,000.

All assets of the Company except our Carson City land and building collateralized the outstanding borrowings under the Wells Fargo credit facility.

There were certain financial and non-financial covenants that we were required to meet to be in compliance with the terms of the Wells Fargo credit facility. As a result of write-offs we recorded in the fourth quarter of our fiscal year ended June 30, 2010, we were in violation of covenants that were based on 12-month historical profitability computations as of that quarter, and as of the succeeding quarters ended September 30 and December 31, 2010. On October 8, 2010, we were informed by Wells Fargo that the bank would not renew the revolving credit line, which then expired in conformity with its terms on November 1, 2010. With respect to the covenant violations, Wells Fargo waived by letter agreements the rights it would have otherwise had as of June 30 and September 30, 2010. As further discussed above, on February 4, 2011, we replaced the Wells Fargo credit facility, including a refinancing of the term loan, with a credit facility agreement we entered into with Union Bank.

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

As of March 31, 2011, the valuation allowance, which fully reserved our deferred tax assets, is approximately $2,853,000. The change in valuation allowance is due primarily to the expected realization of deferred tax attributes in the current year.

As of March 31, 2011, pursuant to Accounting Standards Codification (“ASC”) 740 (formerly Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”), we have accrued $275,000 of unrecognized tax benefits related to various federal and state income tax matters that would reduce our income tax expense if recognized and would result in a corresponding decrease in our effective tax rate.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at July 1, 2010	$230,000
Additions based on tax positions related to the current year	33,000
Additions for tax positions of prior years	12,000

Balance at March 31, 2011	$275,000

We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense when applicable. As of March 31, 2011 there was no interest or penalties applicable to our unrecognized tax benefits since the Company has sufficient tax attributes available to fully offset any potential assessment of additional tax.

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

NOTE 7. SHARE-BASED COMPENSATION

Share-based compensation expense pursuant to ASC 718-10-10-2 (formerly FASB Statement 123(R)) for the three months ended March 31, 2011 and 2010 was $16,000 and $25,000, respectively, and $29,000 and $96,000 for the nine months ended March 31, 2011 and 2010, respectively. Such expense was related to stock options and, in 2010, restricted stock grants. The effect of share-based compensation expense on our results of operations is as follows:

	Three months ended March 31,
	2011	2010
Share-based compensation expense recognized:
General and administrative, options	$16,000	$6,000
General and administrative, restricted stock	—	19,000

Subtotal expense	16,000	25,000
Related deferred tax benefit	(5,000)	(9,000)

Decrease in net income	$11,000	$16,000

Decrease in basic earnings per share	$0.00	$0.00
Decrease in diluted earnings per share	$0.00	$0.00

	Nine months ended March 31,
	2011	2010
Share-based compensation expense recognized:
General and administrative, options	$29,000	$18,000
General and administrative, restricted stock	—	78,000

Subtotal expense	29,000	96,000
Related deferred tax benefit	(10,000)	(33,000)

Decrease in net income	$19,000	$63,000

Decrease in basic earnings per share	$0.01	$0.02
Decrease in diluted earnings per share	$0.01	$0.02

As of March 31, 2011, unrecognized compensation cost amounted to $68,000 and related to 78,750 non-vested outstanding stock options with a per share weighted average value of $2.11. The unrecognized expense is anticipated to be recognized on a straight-line basis over a weighted average period of 0.6 years. Following is a summary of stock option activity for the nine months ended March 31, 2011 and 2010:

	2011		2010
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of period	193,843	$3.94	311,000	$4.26
Granted	115,000	2.01	22,000	1.56
Exercised	(20,500)	1.27	—	—
Forfeited	(27,501)	4.29	(139,167)	4.29

Outstanding at end of period	260,842	$3.25	193,833	$3.93
Exercisable at end of period	182,091	$3.70	159,667	$4.17
Weighted-average fair value per options granted during the period		$0.88		$0.66

Following is a summary of information regarding options outstanding and options exercisable at March 31, 2011:

	Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted- Average Contractual Life	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Number Outstanding	Weighted- Average Exercise Price	Aggregate Intrinsic Value

$1.35 to $2.09	153,334	9.2 years	$1.88	$64,817	81,667	$1.78	$42,767
$2.43 to $4.68	64,173	4.8 years	3.86	—	57,089	3.80	—
$5.22 to $5.76	20,001	3.7 years	5.51	—	20,001	5.51	—
$7.65 to $9.90	23,334	4.3 years	8.65	—	23,334	8.65	—

Total	260,842	7.3 years	$3.25	$64,817	182,091	$3.70	$42,767

NOTE 8. MAJOR CUSTOMERS

In each of the nine-month periods ended March 31, 2011 and 2010, revenues from two customers each constituted more than 10% of our total revenues for such periods. Information with respect to these customers is as follows:

	As of and for the nine months ended March 31,
	2011				2010
	Sales	Percent of Total	Accounts Receivable	Percent of Total	Sales	Percent of Total	Accounts Receivable	Percent of Total
Customer 1	$3,067,000	16%	$488,000	16%	$3,727,000	21%	$269,000	10%
Customer 2	$8,849,000	45%	$1,291,000	42%	$6,584,000	38%	$869,000	31%

In December 2009, our largest customer, Customer 2, informed us that it was in the process of developing, and planned to eventually manufacture, its own surgical devices which are functionally comparable to the products we currently provide to the customer. We have been the exclusive manufacturer of these products since they were developed.

We currently provide this Customer with two products (“Product A” and “Product B”) and repair services for such products. Sales for each of these categories for the three and nine months ended March 31, 2011 and 2010 were as follows:

	2011			2010
	Nine months ended March 31	Three months ended March 31	Average share of total	Nine months ended March 31	Three months ended March 31	Average share of total
Product A	$3,241,000	$793,000	37%	$3,136,000	$1,159,000	48%
Product B	4,613,000	2,231,000	52%	2,847,000	841,000	43%
Repairs	995,000	354,000	11%	601,000	233,000	9%

Total	$8,849,000	$3,378,000	100%	$6,584,000	$2,233,000	100%

The Customer has indicated that it has released its version of Product A and is currently shipping such product to new accounts. The Customer has also indicated that it intends to continue to purchase Product A from us to support (i) replacement units for its existing customers in the U.S. and Europe, (ii) requirements for customers in the U.S. and Europe who also use Product B until such time as the Customer’s version of Product B is marketable, and (iii) all its requirements in the South American market until this product is properly registered in this market.

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

Based on the foregoing, it is possible that revenue otherwise attributable to this Customer could begin to decline in late calendar year 2011. However, the Customer is not obligated either to abide by the timetables it has communicated to us or to update us as to the status of its product development efforts. Accordingly, we are unable to know or predict the status of the Customer’s initiatives on an ongoing basis. The Customer could accelerate, delay or terminate its transition to its own products at any time and without notice to us, which could have a material impact on our revenues. The identity of the Customer is protected by a confidentiality agreement.

We have implemented the initial steps of a strategic plan, the objective of which is to identify and capture additional revenue opportunities. There can be no assurance, however, as to either the timing or success of achieving this objective, and it would be our intent to reduce operating costs, if and as necessary, to minimize the impact of a revenue reduction, should it occur. In the event that the Customer’s future purchases are reduced beyond the realization of such opportunities or cost reductions, we are likely to experience a material and adverse impact on its business.

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

In April 2011, we settled the lawsuit for alleged groundwater contamination previously brought against us by the Orange County Water District (“OCWD”). The lawsuit was filed by OCWD in June 2008 and now includes approximately 45 defendants associated with past or current operations in a three-mile diameter area covering parts of Santa Ana and Irvine, California that OCWD calls the “South Basin.”

Before filing the lawsuit, OCWD reviewed soil and groundwater contamination data previously collected by water companies, landowners, and many businesses, including Pro-Dex, at dozens of properties throughout the South Basin. Since filing the lawsuit, OCWD has conducted groundwater investigations, taking water quality samples from more than 150 points in the South Basin, including three close to our former Santa Ana site.

In October 2010, Pro-Dex entered into settlement negotiations with OCWD. The negotiations led to a settlement agreement between Pro-Dex and OCWD, which OCWD’s Board approved and both parties executed on April 6, 2011. Under the terms of the settlement the parties agreed to the following: (i) Pro-Dex shall pay to OCWD a total lump sum of $250,000; (ii) the complaint filed by OCWD against Pro-Dex will be dismissed, with prejudice; and (iii) OCWD released and discharged Pro-Dex and certain related parties of any and all claims related to the litigation and of any other claims that are connected with any contamination of groundwater or any other aspect of the environment in the area that is the subject of the litigation that has been caused by contaminants released at or are migrating from our former Santa Ana site. We also provided a release to OCWD concerning the litigation.

On May 3, 2011, we timely paid the full settlement amount of $250,000 to OCWD, with funds provided by our insurer. Therefore, the settlement did not result in any material adverse impact to our cash flow or results of operations. We expect to effect the dismissal with prejudice, and thereby conclude our involvement in the lawsuit, before June 30, 2011.

In February 2011, another defendant in the lawsuit supplied us with a copy of a document entitled Site Discovery Report, Southeast Santa Ana Project DTSC – Cypress Region, dated February 2010 (the “Report”). The Report was prepared by the Cypress regional office of the Cal/EPA Department of Toxic Substances Control (“DTSC”) for Region 9 of the U.S. Environmental Protection Agency (“USEPA”) under an agreement between the two agencies. The purpose of the Report was to identify sites within an area of southeast Santa Ana, California that may be sources of groundwater contamination previously detected in that area.

All sites that DTSC considered in the Report are within one mile of a groundwater production well known as IRWD-3. The Report concluded that, based on the information collected by DTSC regarding sites in that area, referral to USEPA for action under its emergency response plan was not warranted. The Report identified 25 sites, including our former Santa Ana site, for further screening by DTSC staff over the next two years.

The Report describes an informal administrative screening process that is in its early stages, and indicates that DTSC has no firm schedule for completing the site screening process it started through the activities the Report describes. Accordingly, it is uncertain whether developments, if any, from DTSC’s screening process would have any application to our former Santa Ana site.

NOTE 10. FAIR VALUE MEASUREMENTS

Fair Value Measurements — Effective July 1, 2008, the Company adopted ASC 820-10-35-19 (formerly FASB Statement No. 157, “Fair Value Measurements”) for financial assets and liabilities measured at fair value on a recurring basis. ASC 820-10-35-19 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. In addition to expanding the disclosures surrounding fair value measurements, ASC 820-10-35-19 indicates that fair value represents the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is determined based upon assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, ASC 820-10-35-19 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

•	Level 1 — Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access.

•	Level 2 — Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.

•	Level 3 — Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

In many cases, a valuation technique used to measure fair value includes inputs from multiple levels of the fair value hierarchy described above. The lowest level of significant input determines the placement of the entire fair value measurement in the hierarchy.

The following valuation methodology was used for the Company’s assets to measure fair value at March 31, 2011:

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

The following fair value hierarchy table presents information about the Company’s assets measured at fair value on a recurring basis as of March 31, 2011:

Description	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$3,778,000	$—	$—	$3,778,000

NOTE 11. SUBSEQUENT EVENTS

We have evaluated events or transactions that occurred after the balance sheet date of March 31, 2011 and have identified no such events or transactions which required adjustment to, or disclosure in, these Condensed Consolidated Financial Statements other than as presented in such financial statements and the Notes thereto, including Note 9, “Commitments and Contingencies.”

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

COMPANY OVERVIEW

The following discussion and analysis provides information that our management believes is relevant to an assessment and understanding of the results of operations and financial condition of Pro-Dex, Inc. (“Company”, “Pro-Dex”, “we”, “our” or “us”) for each of the three and nine-month periods ended March 31, 2011 and 2010. This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and the Notes thereto included elsewhere in this report. This report contains certain forward-looking statements and information. The cautionary statements included herein should be read as being applicable to all related forward-looking statements wherever they may appear. Our actual future results could differ materially from those discussed herein. Our critical accounting policies relate to revenue recognition, inventory valuation for slow moving items, warranty reserves, and recoverability of deferred income tax assets.

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

Revenue Recognition

Revenue from product sales is recognized upon shipment to the customer based on its terms of FOB shipping point, where the risk of loss and title transfer to the customer. We record sales in accordance with ASC 605. Under these guidelines, revenue is recognized when all of the following exist: persuasive evidence that a sale arrangement exists, delivery of the product has occurred, the price is fixed or determinable, and payment is reasonably assured. We sell some of our products with a warranty that provides for repairs or replacement of any defective parts for a period after the sale, which is generally one year. At the time of the sale, the Company accrues an estimate of the cost of providing the warranty based on prior experience but the Company does not accrue an allowance for sales returns as there have been minimal returns for credit. The Company recognizes revenue under research and development agreements based on deliverables as specified in each development contract.

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

Property, Plant, Equipment & Leasehold Improvements, Net

Property, plant, equipment and leasehold improvements is recorded at historical cost.

	March 31, 2011	June 30, 2010
Land	$279,000	$279,000
Building	641,000	641,000
Leasehold Improvements	2,286,000	2,286,000
Equipment	6,927,000	6,745,000

Total	10,133,000	9,951,000
Accumulated Depreciation	(6,367,000)	(5,859,000)

Total property, plant & equipment, net	$3,766,000	$4,092,000

Depreciation is calculated based on a straight-line method over the estimated useful lives of the assets as follows:

Building	39 years
Leasehold improvements	Term of the lease or estimated useful life, whichever is shorter
Equipment	Three to ten years

Research and Development

Research and development supports the development of generic rotary drive, motion control and electric motor technology platforms and costs in connection with such activities as charged to expense as incurred.

Stock-Based Compensation

We are subject to ASC 718 (formerly FASB Statement No. 123 (R) “Accounting for Stock-Based Compensation,” as revised December 2004). This standard establishes the accounting standards for equity compensation, and applies to us in the recognition of the cost of stock options awarded based on the grant-date fair value of those awards.

Income Taxes

As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating the actual current tax liabilities together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheet. Deferred tax assets are primarily related to the recognition of intangible asset writedowns, accrued expenses, inventory reserves, research and development tax credits and alternative minimum taxes. We must then assess the likelihood that the deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, a valuation allowance must be established.

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

Our revenue is derived from five main customer types. The sales and proportion of total sales (including repair sales) related to each customer type are noted in the table below:

	Three months ended March 31,				Nine months ended March 31,
	2011		2010		2011		2010
Customer type	(Dollars in thousands)				(Dollars in thousands)
Dental	$331	4%	$504	8%	$1,292	7%	$1,465	8%
Medical	5,608	74%	3,994	65%	13,374	68%	11,565	66%
Industrial	862	11%	593	10%	2,462	13%	1,705	10%
Aerospace	711	9%	964	16%	2,115	11%	2,403	14%
Other	114	1%	106	2%	369	2%	352	2%

Total sales	$7,626	100%	$6,161	100%	$19,612	100%	$17,490	100%

Our Irvine, California facility bears a U.S. FDA Establishment Registration and a State of California Device Manufacturing License (Dept. of Public Health Food and Drug Branch), and is Certified to ISO 13485:2003, Medical Device Directive 93/42/EEC – Annex II, and the Canadian Medical Device Conformity Assessment System (CMDCAS). Our Carson City, Nevada facility is Certified to ISO 9001:2008.

Presently, we are generally able to fill orders within sixty days. At March 31, 2011, we had a backlog, including orders for delivery beyond sixty days, of $14.4 million, compared with a backlog of $13.2 million at March 31, 2010. Although the amount of the backlog at March 31, 2011 is a record high for us, the increase between years is due to normal fluctuations in the timing of receipt and shipment of orders. We may experience variability in our new order bookings due to the timing of major new product launches and customer planned inventory builds. However, we do not typically experience seasonal fluctuations in our shipments and revenues. We expect to ship most of this backlog in the remaining quarter of fiscal 2011 and the first half of fiscal 2012.

RESULTS OF OPERATIONS

Comparison of the three-month periods ended March 31, 2011 and 2010

The following table sets forth the relationships in dollars and as a percentage of net sales of our operations:

	Three Months Ended March 31,
	2011		2010
	Dollars in thousands
Net sales	$7,626	100%	$6,161	100%
Cost of sales	4,749	62%	3,869	63%

Gross profit	2,877	38%	2,292	37%
Selling, general and administrative expenses	1,151	15%	1,269	21%
Research and development costs	593	8%	614	10%

Income from operations	1,133	15%	409	7%
Net interest and other expense	55	1%	10	0%

Income before provision for income taxes	1,078	14%	399	6%
Provision for income taxes	210	3%	225	4%

Net income	$868	11%	$174	3%

Net sales for the three months ended March 31, 2011 increased $1,465,000, or 24%, to $7,626,000 from $6,161,000 for the three months ended March 31, 2010, which is attributable primarily to an increase in sales of our medical device products to our two largest customers.

Gross profit for the three months ended March 31, 2011 increased $585,000 or 26% compared to the corresponding period in 2010. Gross profit as a percentage of sales improved one basis point to 38% for the three months ended March 31, 2011 compared to 37% for the three months ended March 31, 2010. The dollar increase in gross profit results from (a) the higher sales volume discussed above, and (b) the increase in the gross profit percentage. The increase in gross profit as a percentage of sales was due to (a) a change in mix toward sales of medical device products with relatively higher margins, and (b) cost savings in warranty repair costs.

Selling expenses increased $39,000, or 10%, to $422,000 for the three months ended March 31, 2011 from $383,000 for the corresponding period in 2010. This change was attributable in part to an increase from 2010, amounting to $21,000, in print advertising costs, and to an increase, amounting to $27,000, in the cost of greater participation in trade shows in 2011 relative to 2010.

General and administrative expenses decreased $157,000, or 17%, to $729,000 for the three months ended March 31, 2011 from $886,000 for the corresponding period in 2010, due primarily to costs, amounting to $113,000, incurred in 2010 under the terms of a separation agreement with a former Vice President, and a decrease of $45,000 in departmental compensation expense in the 2011 period from the 2010 period.

Research and development costs decreased $21,000, or 3%, to $593,000 for the three months ended March 31, 2011 from $614,000 for the three months ended March 31, 2010. The decrease was due primarily to a decrease in small motor development costs of $54,000 offset by increased departmental compensation expense of $35,000.

As a result of the foregoing, operating income for the three months ended March 31, 2011 increased to $1,133,000 compared to $409,000 for the corresponding period in 2010.

Net interest expense for the three months ended March 31, 2011 was $55,000 compared to $50,000 for the three months ended March 31, 2010. The increase was due to early retirement fees, amounting to $40,000, associated with the repayment of the bank term loan with Wells Fargo Bank (see Note 5 of Notes to Condensed Consolidated Financial Statements), which was partially offset by savings in connection with our repayment and retirement, prior to its maturity, of the mortgage collateralized by the land and building owned in Carson City.

Our estimated annual effective tax rate for the quarter ended March 31, 2011 was 19%, compared to a 56% estimated annual effective tax rate for the quarter ended March 31, 2010. This decrease in rates resulted primarily from differences between years in the recognition of available research and development tax credits.

Based on the foregoing, net income for the three months ended March 31, 2011 was $868,000, or $0.27 and $0.26 per share on a basic and diluted basis, respectively, as compared to net income of $174,000, or $0.05 per share on a basic and diluted basis for the three months ended March 31, 2010.

Comparison of the nine-month periods ended March 31, 2011 and 2010

The following table sets forth the periods indicated and the percentage of net revenues represented by each item in our Consolidated Statements of Operations.

	For the Nine months ended March 31,
	2011		2010
	Dollars in Thousands
Net sales:	$19,612	100%	$17,490	100%
Cost of sales	12,127	62%	11,324	65%

Gross profit	7,485	38%	6,166	35%
Selling, general and administrative expenses	3,586	18%	3,437	20%
Impairment of intangible asset	—	0%	140	1%
Research and development costs	1,789	9%	1,811	10%

Income from operations	2,110	11%	778	4%
Net interest and other expense	135	1%	110	1%

Income before provision (benefit) for income taxes	1,975	10%	668	2%
Provision (benefit) for income taxes	363	2%	(269)	-2%

Net income	$1,612	8%	$937	5%

Net sales for the nine months ended March 31, 2011 increased $1,122,000, or 6%, to $19,612,000 from $17,490,000 for the nine months ended March 31, 2010 resulting primarily from growth in sales of our medical device and motion control products.

Gross profit for the nine months ended March 31, 2011 increased $1,319,000, or 21%, compared to the corresponding period in 2010. Gross profit as a percentage of sales improved three basis points to 38% for the nine months ended March 31, 2011 compared to 35% for the nine months ended March 31, 2010. The dollar increase in gross profit results from (a) the increase in the gross profit percentage, and (b) higher sales volumes, as discussed above. The increase in gross profit as a percentage of sales was due to (a) a change in mix toward sales of medical device and motion control products at relatively higher margins, (b) cost savings in warranty repair costs and (c) reductions in rework and scrap expense.

Selling expenses increased $172,000, or 17%, to $1,197,000 for the nine months ended March 31, 2011 from $1,025,000 for the corresponding period in 2010. Costs of improvements to our website, increased advertising expenses, and increased participation in trade shows resulted in increases of $126,000, $78,000 and $63,000, respectively, from 2010 to 2011. We incurred $44,000 in recruiting fees in 2011, which was offset by a decrease, amounting to $151,000, from 2010 to 2011 in departmental compensation expense.

General and administrative expenses decreased $163,000, or 6%, to $2,389,000 for the nine months ended March 31, 2011 from $2,552,000 for the corresponding period in 2010, due primarily to the patent impairment charge of $140,000 recognized during the 2010 period. In addition, employee stock option expense and bad debt expense decreased by $67,000 and $21,000, respectively, in the nine-month period ended March 31, 2011 from the corresponding period in 2010. This was offset by an increase in legal expenses, amounting to $78,000, in 2011 relative to 2010.

Research and development costs decreased $22,000, or 1%, to $1,789,000 for the nine months ended March 31, 2011 from $1,811,000 for the nine months ended March 31, 2010. The decrease was due primarily to decreases in small motor development costs and in temporary employment costs of $49,000 and $27,000, respectively, offset by increased employee compensation of $50,000.

As a result of the foregoing, operating income for the nine months ended March 31, 2011 increased to $2,110,000 compared to $778,000 for the corresponding period in 2010.

Net interest expense for the nine months ended March 31, 2011 was $135,000 compared to $154,000 for the nine months ended March 31, 2010. The decrease was due to interest savings in connection with our repayment and retirement, prior to its maturity, of the mortgage collateralized by the land and building owned in Carson City, offset by early retirement fees associated with the repayment of the bank term loan with Wells Fargo Bank (see Note 5 of Notes to Condensed Consolidated Financial Statements).

Our estimated annual effective tax rate for the nine months ended March 31, 2011 was 18%, compared to a benefit rate of 40% for the nine months ended March 31, 2010. The increased tax rate in 2011 arises from the increase in operating income, as discussed above, and from the realization, in the 2010 period, of a portion of our then-available federal net operating loss carryovers originating in prior years.

Based on the fluctuations discussed above, net income for the nine months ended March 31, 2011 was $1,612,000, or $0.49 per share on a basic and diluted basis, as compared to net income of $937,000, or $0.29 per share on a basic and diluted basis, for the nine months ended March 31, 2010.

Liquidity and Capital Resources

The following table presents selected financial information as of March 31, 2011, March 31, 2010 and June 30, 2010:

	March 31,
	2011	2010	June 30, 2010
Cash and cash equivalents	$3,778,000	$3,352,000	$3,794,000
Working capital	$6,804,000	$5,842,000	$6,369,000
Cash, net of bank debt	$2,558,000	$349,000	$899,000
Tangible book value per common share	$2.85	$0.87	$2.36
Number of days of sales outstanding (DSO) in accounts receivable at end of quarter	35	41	43

Working capital as of March 31, 2011 was $6.8 million compared to $5.8 million as of March 31, 2010 and $6.4 million as of June 30, 2010. These increases consist primarily of increases in inventories and cash and cash equivalents, partially offset by related increases in accounts payable.

Net cash provided by operating activities for the nine months ended March 31, 2011 was $1,812,000 compared to $2,661,000 for the nine months ended March 31, 2010. This decrease was comprised primarily of the aggregate of (a) an increase in accounts receivable in 2011 of $415,000, compared to an increase in accounts receivable in 2010 of $245,000, (b) an increase in inventories in 2011 of $188,000, compared to a decrease in inventories in 2010 of $509,000 and (c) an increase in accounts payable and accrued expenses of $166,000, compared to an increase in these account balances in 2010 of $712,000, netted against the change in net income which increased from $937,000 in 2010 to $1,612,000 in 2011. All the increases discussed herein are consistent with the increase in sales volume between 2010 and 2011, discussed above.

Net cash used in investing activities for the nine months ended March 31, 2011 was $181,000 as compared to $109,000 in the corresponding 2010 period. Investing activities consist mainly of capital expenditures for manufacturing equipment which can vary widely as equipment is upgraded or replaced.

Net cash used in financing activities for the nine months ended March 31, 2011 was $1,647,000, as compared to $324,000 in the corresponding 2010 period. This increased use of cash is due to our payment, during the 2011 period, of the remaining $1,519,000 balance due on the Union Bank mortgage, fully retiring such indebtedness (see Note 5 of Notes to Condensed Consolidated Financial Statements).

Potential Reduction in Large Customer Orders

In December 2009, our largest customer (the “Customer”) informed us that it was in the process of developing, and planned to eventually manufacture, its own surgical devices which are functionally comparable to the products we currently provide to the customer. We have been the exclusive manufacturer of these products since they were developed.

We currently provide this Customer with two products (“Product A” and “Product B”) and repair services for such products. Sales for each of these categories for the three and nine months ended March 31, 2011 and 2010 were as follows:

	2011			2010
	Nine months ended March 31	Three months ended March 31	Average share of total	Nine months ended March 31	Three months ended March 31	Average share of total
Product A	$3,241,000	$793,000	37%	$3,136,000	$1,159,000	48%
Product B	4,613,000	2,231,000	52%	2,847,000	841,000	43%
Repairs	995,000	354,000	11%	601,000	233,000	9%

Total	$8,849,000	$3,378,000	100%	$6,584,000	$2,233,000	100%

The Customer has indicated that it has released its version of Product A and is currently shipping such product to new accounts. The Customer has also indicated that it intends to continue to purchase Product A from us to support (i) replacement units for its existing customers in the U.S. and Europe, (ii) requirements for customers in the U.S. and Europe who also use Product B until such time as the Customer’s version of Product B is marketable, and (iii) all its requirements in the South American market until this product is properly registered in this market.

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

Based on the foregoing, it is possible that revenue otherwise attributable to this Customer could begin to decline in late calendar year 2011. However, the Customer is not obligated either to abide by the timetables it has communicated to us or to update us as to the status of its product development efforts. Accordingly, we are unable to know or predict the status of the Customer’s initiatives on an ongoing basis. The Customer could accelerate, delay or terminate its transition to its own products at any time and without notice to us, which could have a material impact on our revenues. The identity of the Customer is protected by a confidentiality agreement.

We have implemented the initial steps of a strategic plan, the objective of which is to identify and capture additional revenue opportunities. There can be no assurance, however, as to either the timing or success of achieving this objective, and it would be our intent to reduce operating costs, if and as necessary, to minimize the impact of a revenue reduction, should it occur. In the event that the Customer’s future purchases are reduced beyond the realization of such opportunities or cost reductions, we are likely to experience a material and adverse impact on its business.

Changes in Bank Debt and Credit Facilities

Union Bank Credit Facility

On February 4, 2011, we entered into a credit facility agreement with Union Bank that provides for the following:

•	A revolving credit line of up to $1,500,000 in borrowing availability, under which no amounts have been borrowed;

•	A non-revolving credit line of up to $350,000 in borrowing availability for the purchase of equipment, under which no amounts have been borrowed; and

•	A term loan of $1,250,000, of which $1,220,000 was outstanding at March 31, 2011.

The maximum amount of borrowing under the revolving credit line is the lesser of:

(a)	$1,500,000; or

(b)	the sum of 80% of eligible domestic accounts receivable, plus the lesser of:

(i)	$400,000; or

(ii)	15% of the eligible raw materials and finished goods inventories.

Based on the foregoing, at March 31, 2011 we had the ability to borrow up to the maximum allowed amount of $1,500,000 on the revolving line of credit.

The revolving credit line’s terms require monthly interest payments based on borrowed amounts at a floating interest rate, calculated as Union Bank’s Reference Rate plus 0.5% (an aggregate interest rate of 3.75% at March 31, 2011). The line’s initial term expires on December 15, 2012, after which it is renewable annually at Union Bank’s option. Should Union Bank decide not to renew the line, it must give us a 60-day notice of such decision.

The terms of the non-revolving credit line, which is to be used for equipment purchases, require monthly interest payments based on borrowed amounts at a floating interest rate, calculated as Union Bank’s Reference Rate plus 0.5% (an aggregate interest rate of 3.75% at March 31, 2011). The line has a one-year term, after which amounts outstanding under the line at the end of the term will automatically convert into a three-year term loan at a floating interest rate calculated in the same manner as described above with respect to the non-revolving credit line.

The terms of the $1.25 million term loan, the proceeds of which were used to pay off in full the Wells Fargo term loan described below, require monthly principal payments of $29,762, plus interest over its 42-month term. The term loan bears interest at a floating rate, calculated as Union Bank’s Reference Rate plus 0.5% (an aggregate interest rate of 3.75% at March 31, 2011).

All personal property assets of the Company collateralize the outstanding borrowings under the Union Bank credit facility.

The Union Bank credit facility contains financial covenants that require us to comply with minimum quarterly liquidity and annual profitability thresholds, non-financial covenants that include monthly, quarterly and annual reporting requirements, and certain operational restrictions.

Wells Fargo Bank Credit Facility

From November 2008 until February 4, 2011, we had a credit facility with Wells Fargo Bank consisting of the following:

•	A revolving credit line of up to $1,000,000 in borrowing availability, under which no amounts were outstanding during its term; and

•	A five-year term loan with an initial balance of $2,000,000, of which $1,367,000 was outstanding at June 30, 2010. On February 4, 2011, the term loan was paid off in full, as discussed further above.

If borrowings under the credit line were to have exceeded $500,000, the maximum amount of borrowing was limited to the lesser of $1,000,000 or 70% of the eligible accounts receivable plus 40% of the eligible inventories. Its terms required monthly interest payments at either (i) Wells Fargo’s prime rate plus 1.50%, or (ii) three-month LIBOR plus 2.50%, at our discretion, based on outstanding borrowings. The line of credit expired on November 1, 2010. We had been charged an unused credit line fee of 1.50% per annum payable quarterly on the average balance of the line of credit that was not used.

The term loan had an initial balance of $2,000,000, the borrowings from which were used for construction of tenant improvements in our Irvine, California facility. Its terms required monthly principal and interest payments over the 60-month life of the loan, based on outstanding borrowings. The interest rate was fixed at 5.72% over the life of the loan. In connection with the refinancing of the term loan, as discussed further above, we incurred early retirement fees, recognized as interest expense in the accompanying 2011 income statements, amounting to $40,000.

All assets of the Company except our Carson City land and building collateralized the outstanding borrowings under the Wells Fargo credit facility.

There were certain financial and non-financial covenants that we were required to meet to be in compliance with the terms of the Wells Fargo credit facility. As a result of write-offs we recorded in the fourth quarter of our fiscal year ended June 30, 2010, we were in violation of covenants that were based on 12-month historical profitability computations as of that quarter, and as of the succeeding quarters ended September 30 and December 31, 2010. On October 8, 2010, we were informed by Wells Fargo that the bank would not renew the revolving credit line, which then expired in conformity with its terms on November 1, 2010. With respect to the covenant violations, Wells Fargo waived by letter agreements the rights it would have otherwise had as of June 30 and September 30, 2010. As further discussed above, on February 4, 2011, we replaced the Wells Fargo credit facility, including a refinancing of the term loan, with a credit facility agreement we entered into with Union Bank.

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

The Chief Executive Officer and Chief Financial Officer (the principal executive officer and principal financial officer, respectively) conducted an evaluation of the design and operation of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)). Based on that evaluation as of March 31, 2011, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective.

During the three and nine months ended March 31, 2011, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

In April 2011, we settled the lawsuit for alleged groundwater contamination previously brought against us by the Orange County Water District (“OCWD”). The lawsuit was filed by OCWD in June 2008 and now includes approximately 45 defendants associated with past or current operations in a three-mile diameter area covering parts of Santa Ana and Irvine, California that OCWD calls the “South Basin.”

Before filing the lawsuit, OCWD reviewed soil and groundwater contamination data previously collected by water companies, landowners, and many businesses, including Pro-Dex, at dozens of properties throughout the South Basin. Since filing the lawsuit, OCWD has conducted groundwater investigations, taking water quality samples from more than 150 points in the South Basin, including three close to our former Santa Ana site.

In October 2010, Pro-Dex entered into settlement negotiations with OCWD. The negotiations led to a settlement agreement between Pro-Dex and OCWD, which OCWD’s Board approved and both parties executed on April 6, 2011. Under the terms of the settlement the parties agreed to the following: (i) Pro-Dex shall pay to OCWD a total lump sum of $250,000; (ii) the complaint filed by OCWD against Pro-Dex will be dismissed, with prejudice; and (iii) OCWD released and discharged Pro-Dex and certain related parties of any and all claims related to the litigation and of any other claims that are connected with any contamination of groundwater or any other aspect of the environment in the area that is the subject of the litigation that has been caused by contaminants released at or are migrating from our former Santa Ana site. We also provided a release to OCWD concerning the litigation.

On May 3, 2011, we timely paid the full settlement amount of $250,000 to OCWD, with funds provided by our insurer. Therefore, the settlement did not result in any material adverse impact to our cash flow or results of operations. We expect to effect the dismissal with prejudice, and thereby conclude our involvement in the lawsuit, before June 30, 2011.

In February 2011, another defendant in the lawsuit supplied us with a copy of a document entitled Site Discovery Report, Southeast Santa Ana Project DTSC – Cypress Region, dated February 2010 (the “Report”). The Report was prepared by the Cypress regional office of the Cal/EPA Department of Toxic Substances Control (“DTSC”) for Region 9 of the U.S. Environmental Protection Agency (“USEPA”) under an agreement between the two agencies. The purpose of the Report was to identify sites within an area of southeast Santa Ana, California that may be sources of groundwater contamination previously detected in that area.

All sites that DTSC considered in the Report are within one mile of a groundwater production well known as IRWD-3. The Report concluded that, based on the information collected by DTSC regarding sites in that area, referral to USEPA for action under its emergency response plan was not warranted. The Report identified 25 sites, including our former Santa Ana site, for further screening by DTSC staff over the next two years.

The Report describes an informal administrative screening process that is in its early stages, and indicates that DTSC has no firm schedule for completing the site screening process it started through the activities the Report describes. Accordingly, it is uncertain whether developments, if any, from DTSC’s screening process would have any application to our former Santa Ana site.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	[Removed and Reserved.]

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibits:

3.1*	Amended and Restated Bylaws, dated January 31, 2011 (incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K filed February 4, 2011)

10.1*	Business Loan Agreement, dated as of February 4, 2011, between Pro-Dex, Inc. and Union Bank, National Association (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed February 10, 2011)

31.1	Certifications of Chief Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications of Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Denotes amendment to bylaws or material contract required to be filed as an exhibit.

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 10, 2011	Date: May 10, 2011

PRO-DEX INC.	PRO-DEX INC.
By: / s / MARK MURPHY	By: / s / HAROLD A. HURWITZ

Mark Murphy	Harold A. Hurwitz
Chief Executive Officer (Principal Executive Officer)	Secretary and Chief Financial Officer (Principal Financial and Accounting Officer)