Form 10-K/A
period 2010-06-30
PRO DEX INC
filed 2011-05-19
CIK 788920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A No. 2

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

EXPLANATORY NOTE

On September 28, 2010, Pro-Dex, Inc. (the “Company) filed its Annual Report on Form 10-K for the year ended June 30, 2010 with the Securities and Exchange Commission. On May 6, 2011, the Company filed Form 10-K/A No. 1 with the Securities and Exchange Commission to amend the aforementioned Annual Report on Form 10-K for the following:

•

In Item 9A of the Form 10-K, the conclusions of the Company’s principal executive and principal financial officers regarding the effectiveness of the Company’s disclosure controls and procedures were made “for the quarter ended June 30, 2010,” rather than “as of June 30, 2010” as required by Item 307 of Regulation S-K. In the Form 10-K/A No. 1, the effective period covered by the conclusions regarding the Company’s controls, as described above, has been corrected.

•

In the Form 10-K, the Company inadvertently failed to include the conformed signature of its independent registered accounting firm on both the Report of Independent Accounting Firm and Exhibit 23.1. In the Form 10-K/A No. 1, the conformed signature of the independent registered accounting firm has been included on both the Report of Independent Accounting Firm and Exhibit 23.1

•

The last paragraph of the Report of Independent Accounting Firm included in the Form 10-K contained a typographical error in that it referred to “each of the two years in the two-year period ended June 30, 2010,” rather than referring to “each of the years in the two-year period ended June 30, 2010” as required by Item 302(a) of Regulation S-T. In the Form 10-K/A No. 1, this typographical error has been corrected.

•

In Item 7 and in Note 2 to Notes to Consolidated Financial Statements in the Form 10-K, the Company described its accounting policy for recording owned land and buildings as “at the value of their best and highest use.” In the Form 10-K/A No. 1, the description of this policy has been clarified to indicate that “property, plant, equipment and leasehold improvements is recorded at historical cost.”

•	In Exhibits 31.1 and 31.2 to the Form 10-K, certain wording was not in conformity with the requirements of Exchange Act Rule 13a-14(a). In the Form 10-K/A No. 1, such wording has been corrected.

This Form 10-K/A No. 2 is being filed to amend the aforementioned Form 10-K, as amended by Form 10-K/A No. 1, for the following:

•

The complete text of each of the Items in the aforementioned Annual Report on Form 10-K that were affected by the changes described above in connection with the Company’s filing of the Form 10-K/A No. 1 has been provided in this Form 10-K/A No. 2 in conformity with Item 307 of Regulation S-K.

•

The Statement of Operations for the year ended June 30, 2010 in the aforementioned Annual Report on Form 10-K contained an item captioned “Impairment of intangible assets,” in which were included the aggregate charges for impairment of goodwill and patent. In this Form 10-K/A No. 2, the impairment for goodwill has been segregated from the impairment of patent in the Statement of Operations, in conformity with ASC 350-20-45-2.

•

Note 2 of Notes to Consolidated Financial Statements in the Form 10-K has been expanded to disclose the Company’s accounting policy for research and development costs, which is to charge such costs to expense as incurred.

Other than the changes described in this Explanatory Note, the Company is not amending or updating any information contained within its Annual Report on Form 10-K for the year ended June 30, 2010 (the “Initial Filing”).

Therefore, this Form 10-K/A No. 2 should be read in conjunction with the Company’s other filings made with the Securities and Exchange Commission subsequent to the date of the Initial Filing.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of the Company’s results of operations and financial condition for each of the two years ended June 30, 2010 and 2009, respectively. This discussion should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included elsewhere in this report. This report contains certain forward-looking statements and information. The cautionary statements included below and elsewhere in this report should be read as being applicable to all related forward-looking statements wherever they may appear. Our actual future results could differ materially from those discussed herein.

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

We identify two reporting units for purposes of our annual goodwill impairment testing arising from our acquisitions of Micro Motors and Astromec

•	Our Carson City reporting unit corresponds to the operations resulting from the Astromec acquisition,

•	Our Irvine reporting unit corresponds to the operations resulting from the Micro Motors acquisition.

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

	Carrying Value
	6/30/2009	Amortization	Impairment	6/30/2010
Intangibles - Patents	$147,000	$(7,000)	$(140,000)	$—

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

	Carrying Value
	6/30/2009	Depreciation	Impairment	6/30/2010
Land	$757,000		$(478,000)	$279,000
Building	$1,470,000		$(829,000)	$641,000

Accumulated Depreciation	$(122,000)	$(38,000)	$—	$(160,000)

Total Land & Building, net	$2,105,000	$(38,000)	$(1,307,000)	$760,000

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

RESULTS OF OPERATIONS

Results of Operations for Fiscal Year Ended June 30, 2010, Compared to Fiscal Year Ended June 30, 2009

The following table sets forth financial data and the percentage of net revenues regarding the Company’s financial position and operating results.

	Fiscal Year ended June 30,
(In Thousands)	2010		2009
Net sales:	$23,211	100%	$21,122	100%
Cost of sales	14,847	64%	14,374	68%

Gross Profit	8,364	36%	6,748	32%

Selling, general and administrative expenses	4,670	20%	4,452	21%
Intangible and Property Value Impairment	4,444	19%	997	5%
Research and development costs	2,480	11%	2,791	13%

Loss from Operations	(3,230)	(14%)	(1,492)	(7%)

Net interest expense and net other income	158	1%	212	1%

Benefit for Income Taxes	(1,130)	(5%)	(1,100)	(5%)
Allowance for deferred tax asset	710	3%	2,241	11%

Net Loss	$(2,968)	(13%)	$(2,845)	(13%)

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

The amount of Pro-Dex total sales to each customer type and the year-to-year change is noted in the table below:

	Fiscal Year ended June 30,		Increase/ (Decrease)
Sales by customer type ($’000)	2010	2009
Medical	$13,800	$11,107	24%
Aerospace	2,985	2,624	14%
Industrial	2,318	2,448	(5%)
Dental	2,119	2,620	(19%)
Government research and other	1,989	2,324	(14%)

Total Sales	$23,211	$21,123	10%

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

	Fiscal Year ended June 30,		Increase/ (Decrease)
	2010	2009
Debt related interest expense	$204,000	$228,000	(11%)
Interest income	$(2,000)	$(2,000)	0%

Net interest expense	$202,000	$226,000	(11%)

Interest expense as a Percentage of Sales	1%	1%

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

Liquidity and Capital Resources

The following table presents selected financial statistics and information for the periods indicated:

	As of
	June 30, 2010	June 30, 2009
Cash and cash equivalents	$3,794,000	$1,124,000

Working Capital¹	$6,369,000	$4,548,000

Credit Line outstanding balance	$—	$—

Tangible book value/common share²	$2.36	$2.27

Number of days of sales outstanding (DSO) in accounts receivable at end of quarter³	43	41

	Year ended
	June 30, 2010	June 30, 2009
Net cash provided by operations	$3,240,000	$1,718,000

[1]	Working Capital = Ending Current Assets balance – Ending Current liabilities balance

[2]	Tangible book value/common share = {(Total shareholders’ equity – Net intangible asset (patents) – Goodwill)}/(basic outstanding shares)

[3]	DSO = Ending Net Accounts Receivable balance/(Previous Quarter Sales/91)

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

As a result of the foregoing, we expect that approximately one-third of the revenue attributable to this customer during calendar year 2011 could move toward them. However, the customer is not obligated to abide by the timetables it has currently expressed to us or to update us as to the status of its product development efforts. Accordingly, we are unable to know or predict the status of the customer’s initiative on an ongoing basis. The customer could accelerate, delay or terminate its transition to its own products at any time and without notice to us, which could have a further material impact on our revenues. The identity of the customer is protected by a confidentiality agreement.

The Company intends to find additional business and reduce its operating costs as necessary to minimize the impact of a potential revenue reduction. In the event that the customer’s future purchases are reduced beyond the additional business won and the cost savings realized, the Company is likely to experience a material and adverse impact on its business.

Issues Related to Credit Facilities

We have a credit facility with Wells Fargo Bank, N.A. (“Wells Fargo”) and a mortgage with Union Bank of California, N.A (“Union Bank”).

Wells Fargo Credit Facility

As of June 30, 2010, the Wells Fargo credit facility had two components:

•	a revolving Credit Line Note (“line of credit”) of up to $1,000,000 in borrowing availability, and

•	a Five year Term Note (the “TI Loan”) with an initial balance of $2,000,000, of which $1,366,667 was outstanding as of June 30, 2010.

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

/s/ Moss Adams LLP

Irvine, California September 28, 2010

PRO-DEX, INC. and SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	30-Jun-10	30-Jun-09
ASSETS
Current assets:
Cash and cash equivalents	$3,794,000	$1,124,000
Accounts receivable, net of allowance for doubtful accounts of $25,000 in 2010 and $52,000 in 2009	2,682,000	2,515,000
Other Current Receivables	22,000	16,000
Inventories	3,228,000	3,365,000
Prepaid expenses	174,000	117,000
Prepaid income taxes	—	118,000
Deferred income taxes	209,000	—

Total current assets	10,109,000	7,255,000

Property, plant, equipment and leasehold improvements, net	4,092,000	5,981,000

Other assets:
Goodwill	—	2,997,000
Intangibles—Patents, net	—	147,000
Other	78,000	87,000

Total other assets	78,000	3,231,000

Total assets	$14,279,000	$16,467,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,279,000	$827,000
Accrued expenses	1,947,000	1,394,000
Income taxes payable	79,000	53,000
Current Portion of T.I. Loan	400,000	400,000
Current portion of real estate loan	35,000	33,000

Total current liabilities	3,740,000	2,707,000
Long-term liabilities:
Notes Payable—T.I. Loan	967,000	1,367,000
Real estate loan	1,493,000	1,528,000
Deferred income taxes	209,000	171,000
Deferred rent	255,000	212,000

Total long-term liabilities	2,924,000	3,278,000

Total liabilities	6,664,000	5,985,000

Commitments and contingencies
Shareholders’ equity:
Common shares; no par value; 50,000,000 shares authorized; 3,251,850 shares issued and outstanding June 30, 2010 3,222,890 shares issued and outstanding June 30, 2009	16,675,000	16,574,000
Accumulated deficit	(9,060,000)	(6,092,000)

Total shareholders’ equity	7,615,000	10,482,000

Total liabilities and shareholders’ equity	$14,279,000	$16,467,000

See notes to consolidated financial statements.

PRO-DEX, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended June 30

	2010	2009
Net sales	$23,211,000	$21,122,000
Cost of sales	14,847,000	14,374,000

Gross profit	8,364,000	6,748,000
Operating expenses:
Selling expense	1,382,000	1,295,000
General and administrative expenses	3,288,000	3,157,000
Impairment of goodwill	2,997,000	—
Impairment of patent	140,000	997,000
Impairment of property value	1,307,000	—
Research and development costs	2,480,000	2,791,000

Total operating expenses	11,594,000	8,240,000

(Loss) from operations	(3,230,000)	(1,492,000)
Other:
Royalty income	44,000	14,000
Interest income	2,000	2,000
Interest (expense)	(204,000)	(228,000)

Total	(158,000)	(212,000)

(Loss) Income before provision for income taxes	(3,388,000)	(1,704,000)
Benefit for Income Taxes	1,130,000	1,100,000
Allowance for deferred tax asset	(710,000)	(2,241,000)

Total Benefit (Provision) for Income taxes	420,000	(1,141,000)

Net (Loss)	$(2,968,000)	$(2,845,000)

Net (Loss) per share:

Basic	$(0.92)	$(0.88)

Diluted	$(0.92)	$(0.88)

Weighted average shares outstanding—basic	3,232,850	3,236,918

Weighted average shares outstanding—diluted	3,232,850	3,236,918

See notes to consolidated financial statements.

PRO-DEX, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Years ended June 30

	Common Shares
	Number of Shares	Amount	Accumulated Deficit	Total
Balance 2007	3,239,455	$16,340,000	$(3,489,000)	$12,851,000

Cumulative retained earnings adjustment for prior years due to accounting standards change (FIN 48)	—	—	(75,000)	(75,000)
Issuance of restricted shares and Stock-Based compensation	28,333	205,000	—	205,000
Net Income	—	—	317,000	317,000

Balance 2008	3,267,789	$16,545,000	$(3,247,000)	$13,298,000

Repurchase of Common Stock	(73,232)	(137,000)		(137,000)
Issuance of restricted shares and Stock-Based compensation	28,333	166,000	—	166,000
Net (Loss)	—	—	(2,845,000)	(2,845,000)

Balance 2009	3,222,890	$16,574,000	$(6,092,000)	$10,482,000

Issuance of restricted shares and Stock-Based compensation	28,334	101,000	—	101,000
Additional shares due to reverse stock split rounding	626
Net (Loss)	—	—	(2,968,000)	(2,968,000)

Balance 2010	3,251,850	$16,675,000	$(9,060,000)	$7,615,000

See notes to consolidated financial statements.

PRO-DEX, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended June 30

	2010	2009
Cash Flows from Operating Activities:
Net Income	$(2,968,000)	$(2,845,000)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	726,000	810,000
Impairment of intangible asset and property value	4,444,000	997,000
Loss on disposal	—	25,000
(Recovery of) doubtful accounts	(27,000)	(92,000)
Stock based compensation	101,000	166,000
Deferred taxes	(91,000)	1,058,000
Changes in:
(Increase) Decrease in accounts receivable	(146,000)	609,000
Decrease in inventories	137,000	1,737,000
(Increase) Decrease in prepaid expenses	(57,000)	97,000
Decrease (Increase) in other assets	9,000	(20,000)
Increase (Decrease) in accounts payable and accrued expenses	1,086,000	(1,505,000)
Increase in income taxes payable	26,000	681,000

Net Cash provided by Operating Activities	3,240,000	1,718,000

Cash Flows From Investing Activities:
Purchase of equipment and leasehold improvements	(137,000)	(269,000)
Net Cash used in Investing Activities	(137,000)	(269,000)

Cash Flows from Financing Activities:
(Principal) payments of patent deferred payable	—	(45,000)
Net (payments) on Line of Credit	—	(2,000,000)
Principal (payments) on Term Note	(400,000)	(396,000)
Net Principal borrowing on TI Loan	—	1,767,000
Principal payments on Real Estate Loan	(33,000)	(31,000)
Stock Repurchases	—	(137,000)
Net Cash (used in) Financing Activities	(433,000)	(842,000)

Net increase in Cash and Cash Equivalents	2,670,000	607,000
Cash and Cash Equivalents, beginning of year	1,124,000	517,000

Cash and Cash Equivalents, end of year	$3,794,000	$1,124,000

Supplemental Information
Cash paid for interest	$204,000	$230,000
Cash paid for income taxes	$154,000	$—

See notes to consolidated financial statements.

PRO-DEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010 and 2009

NOTE 1 – DESCRIPTION OF BUSINESS

Pro-Dex, Inc. specializes in bringing speed to market in the development and manufacture of technology-based solutions that incorporate miniature rotary drive systems, embedded motion control and fractional horsepower DC motors, serving the medical, dental, semi-conductor, scientific research and aerospace markets. Pro-Dex’s products are found in hospitals, dental offices, medical engineering labs, commercial and military aircraft, scientific research facilities and high tech manufacturing operations around the world.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

	Fiscal Year Ended June 30,
	2010	2009
Loss before provision for income taxes—before estimate change	$(3,033,000)	$(2,979,000)
Add: Impact of change in warranty reserve estimate assumptions	$58,000	$406,000
Less : Tax effect	$7,000	$(272,000)

Net Loss after provision of income taxes—after estimate change	$(2,968,000)	$(2,845,000)

EPS—before provision for income taxes—before estimate change	$(0.94)	$(0.93)
Add: Impact of change in warranty reserve estimate assumptions	$0.02	$0.13
Less : Tax effect	$—	$(0.08)

EPS—after provision of income taxes—after estimate change	$(0.92)	$(0.88)

Property, Plant, Equipment & Leasehold Improvements, Net

Property, plant, equipment and leasehold improvements is recorded at historical cost and consists of the following as of June 30, 2010 and 2009:

	Fiscal Year Ended June 30,
	2010	2009
Land	$278,000	$757,000
Building	$641,000	$1,470,000
Leasehold Improvements	$2,287,000	$2,287,000
Equipment	$6,746,000	$6,616,000

Total	$9,952,000	$11,130,000
Accumulated Depreciation	$(5,860,000)	$(5,149,000)

Total property, plant & equipment, net	$4,092,000	$5,981,000

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

We identify two reporting units for purposes of our annual goodwill impairment testing arising from our acquisitions of Micro Motors and Astromec

•	Our Carson City reporting unit corresponds to the operations resulting from the Astromec acquisition,

•	Our Irvine reporting unit corresponds to the operations resulting from the Micro Motors acquisition.

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

	Carrying Value
	6/30/2009	Amortization	Impairment	6/30/2010
Intangibles – Patents	$147,000	$(7,000)	$(140,000)	$—

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

	Carrying Value
	6/30/2009	Depreciation	Impairment	6/30/2010
Land	$757,000		$(478,000)	$279,000
Building	$1,470,000		$(829,000)	$641,000

Accumulated Depreciation	$(122,000)	$(38,000)	$—	$(160,000)

Total Land & Building, net	$2,105,000	$(38,000)	$(1,307,000)	$760,000

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

Under ASC 718, the fair value of stock-based awards to employees can be calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options with vesting restrictions which significantly differ from the Company’s stock option awards. These models require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated value. The volatility assumption is based on historical actual activity, with the future volatility expected to equal the past volatility. The expected time to exercise is based on the simplified model of the vesting time plus  1/2 the option life. The Company’s calculations for the options granted were made using the Black-Scholes option-pricing model. The calculations are based on a single-option valuation approach and forfeitures are recognized.

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

The Company’s operations are affected by numerous factors including market acceptance, changes in technologies and new laws and government regulations and policies. The Company cannot predict what impact, if any, the occurrence of these or other events might have on the Company’s operations. Significant estimates and assumptions made by management include, but are not limited to: revenue recognition, the allowance for doubtful accounts, warranty reserve, inventory valuation for slow moving items, the carrying value of long-lived and intangible assets impairment of goodwill, and the recovery of deferred income tax assets.

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

Research and Development

Research and development costs, which are charged to expense as incurred, support the development of generic rotary drive, motion control and electric motor technology platforms.

Advertising

Advertising costs are not capitalized, as all advertising expenditures are recognized in the period incurred as a selling expense. In the year ended June 30, 2010, we recognized $127,000 for advertising, compared to $102,000 in the year ended June 30, 2009.

NOTE 3 – BANK DEBT

We have a credit facility with Wells Fargo Bank, N.A. (“Wells Fargo”) and a mortgage with Union Bank of California, N.A (“Union Bank”).

Wells Fargo Credit Facility

As of June 30, 2010, the Wells Fargo credit facility had two components:

•	a revolving Credit Line Note (“line of credit”) of up to $1,000,000 in borrowing availability, and
•	a Five year Term Note (the “TI Loan”) with an initial balance of $2,000,000, of which $1,366,667 was outstanding as of June 30, 2010.

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

NOTE 4 – COMMITMENTS AND CONTINGENCIES

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

NOTE 5 – INCOME TAXES

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

A reconciliation of the expected tax to the amount computed by applying the federal statutory income tax rates to income before income taxes is as follows:

	Fiscal Year ended June 30,
	2010	2009
Federal income tax provision at the statutory rate	$(1,152,000)	$(579,000)
Change in valuation allowance for deferred tax assets	$710,000	$2,241,000
State income taxes, net of federal tax benefit	(122,000)	(275,000)
Tax incentives	(467,000)	(255,000)
Goodwill impairment	322,000
Non-deductible items	88,000	28,000
Unrecognized tax benefits	176,000	(19,000)
Other	25,000	—

(Benefit from)/Provision for income taxes	$(420,000)	$1,141,000

Deferred income tax assets and liabilities in the accompanying consolidated balance sheet at June 30, 2010 and 2009 are as follows:

	Fiscal Year ended June 30,
Deferred tax assets/(liabilities) current:	2010	2009
Deferred tax assets
Accrued expenses	$609,000	$316,000
Inventories	581,000	830,000
Net operating losses	112,000	680,000
State taxes	(13,000)	87,000
Income tax credit carry forwards	—	—

Total deferred tax assets (current)	1,289,000	1,913,000
Valuation Allowance	(1,080,000)	(1,297,000)

Current Deferred tax assets, net	$209,000	$616,000

	Fiscal Year ended June 30,
Deferred tax assets/(liabilities) non-current:	2010	2009
Deferred rent	$105,000	$87,000
Intangible assets	1,178,000	493,000
Non-cash stock based comp	—	16,000
Income tax credit carry forwards	748,000	569,000
State taxes	24,000	(76,000)
Depreciation	(393,000)	(932,000)

Total deferred tax assets (non-current)	1,662,000	157,000
Valuation allowance	(1,871,000)	(944,000)

Non-Current Deferred tax assets/(liabilities) , net	$(209,000)	$(787,000)

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

NOTE 6 – SHARE-BASED COMPENSATION

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

	Fiscal Year ended June 30,
	2010	2009
Share-based compensation expense recognized:
General and administrative, options	23,000	49,000
General and administrative, restricted stock	78,000	117,000

Subtotal expense	101,000	166,000
Related deferred tax benefit	—	—

Decrease in net income	101,000	166,000

Decrease in basic earnings per share	$0.03	$0.05
Decrease in diluted earnings per share	$0.03	$0.05

As of June 30, 2010, there was $24,000 of total unrecognized compensation cost related to 34,167 non vested outstanding stock options with a per share weighted average value of $2.88. The unrecognized expense is anticipated to be recognized on a straight-line basis over a weighted average period of 0.7 years.

The following is a summary of stock option activity:

	2010		2009
Fixed Options	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price
Outstanding at beginning of year	311,000	$4.26	369,833	$4.74
Granted	22,000	1.57	35,333	1.86
Exercised	—	—	—	—
Forfeited	(139,167)	4.29	(94,167)	5.25

Outstanding at end of year	193,833	$3.94	311,000	$4.26
Exercisable at end of year	173,000	$4.08	276,917	$4.38
Weighted-average fair value per Option granted during the year		$0.66		$0.84

The following table summarizes information regarding options outstanding and options exercisable at June 30, 2010:

	Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Number Outstanding	Weighted-Average Exercise Price	Aggregate Intrinsic Value
$1.26 to $2.43	83,000	5.5 years	$1.68	$29,050	71,000	$1.45	$24,790
$3.00 to $4.68	61,000	6.1 years	4.18	$—	52,000	3.55	$—
$5.22 to $5.76	20,000	4.5 years	5.51	$—	20,000	5.51	$—
$7.65 to $9.90	30,000	5.0 years	8.66	$—	30,000	8.66	$—

Total	194,000	4.2 years	$3.94	$29,050	173,000	$4.08	$24,790

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

The following is a summary of restricted share activity:

	2010		2009
Restricted shares	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price
Outstanding at beginning of year	28,333	$4.14	56,667	4.14
Granted	—	—	—	—
Vested	(28,333)	4.14	(28,333)	4.14
Forfeited	—	—	—	—

Outstanding at end of year	—		28,333	$4.14
Exercisable at end of year	—	$—	—	$—

As of June 30, 2010, there was no unrecognized compensation cost related to non vested outstanding restricted shares as all restricted shares have vested and were exercised.

NOTE 7 – NET INCOME PER SHARE

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

Potentially dilutive securities not included in the diluted loss per share calculation due to net losses from continuing operations and for options that have a strike price higher than the market price for our common stock (no intrinsic value) are as follows:

	2010	2009
Options to purchase common shares	601,956	278,598
Restricted Shares	—	16,998

Total potentially dilutive securities not included	601,956	292,595

NOTE 8 – MAJOR CUSTOMERS

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

We currently provide the Customer with two products (“Product A” and “Product B”) and repair services for such products. Total revenue shipped in the last two fiscal years by each of these categories is as follows:

	Revenues during the 12 months ended
	6/30/2010	6/30/2009	Average % of Total
Product A	$4,398,000	$2,851,000	46%
Product B	$3,965,000	$2,717,000	42%
Repairs	$905,000	$962,000	12%

	$9,268,000	$6,530,000	100%

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

As a result of the foregoing, we expect that approximately one-third of the revenue attributable to this customer during calendar year 2011 could move toward them. However, the customer is not obligated to abide by the timetables it has currently expressed to us or to update us as to the status of its product development efforts. Accordingly, we are unable to know or predict the status of the customer’s initiative on an ongoing basis. The customer could accelerate, delay or terminate its transition to its own products at any time and without notice to us, which could have a further material impact on our revenues. The identity of the customer is protected by a confidentiality agreement.

The Company intends to find additional business and reduce its operating costs as necessary to minimize the impact of a potential revenue reduction. In the event that the Customer’s future purchases are reduced beyond the additional business won and the cost savings realized, the Company is likely to experience a material and adverse impact on its business.

NOTE 9 – FAIR VALUE MEASUREMENTS

Fair Value Measurements — Effective July 1, 2008, the Company adopted ASC 820 (formerly Statement of Financial Accounting Standards No. 157, “Fair Value Measurements”) for financial assets and liabilities measured at fair value on a recurring basis. ASC 820 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. In addition to expanding the disclosures surrounding fair value measurements, ASC 820 indicates that fair value represents the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is determined based upon assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, ASC 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

•	Level 1—Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access.

•	Level 2—Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.

•	Level 3—Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

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

The following fair value hierarchy table presents information about the Company’s assets measured at fair value on a recurring basis as of June 30, 2010:

Description	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$3,794,000			$3,794,000

Total	$3,794,000	$—	$—	$3,794,000

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

The following fair value hierarchy table presents information about the Company’s assets measured at fair value on a nonrecurring basis as of June 30, 2010:

June 30, 2010	Fair Value	Level 1	Level 2	Level 3
Land	279,000		279,000
Building	481,000		481,000

Total fixed assets	760,000		760,00

NOTE 10 – INTANGIBLE ASSET IMPAIRMENT

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

NOTE 11 – SUBSEQUENT EVENTS

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

2) On July 14, 2010, the Board of Directors (the “Board”) of Pro-Dex, Inc. (the “Company”) acting in executive session and upon recommendation of the Company’s Compensation Committee, approved:

A Long-Term Incentive Plan (the “LTIP”) to provide equity-based incentive opportunities for the Company’s executives and other key personnel.

An Annual Incentive Plan (the “AIP”) to provide annual cash-based incentive opportunities for the Company’s key employees.

A new compensation plan for non-employee directors of the Board, effective as of July 1, 2010

3) On July 14, 2010, the Company and Mark P. Murphy, the Chief Executive Officer of the Company, entered into an at-will employment arrangement (“Employment Arrangement”). Under the terms of the Employment Arrangement, Mr. Murphy will report to the Board and a summary of his compensation will consist of the following components:

•	A base salary at an annualized rate of $300,000.

•	An initial grant of 50,000 stock options.

•	Participation in all Company incentive compensation plans open to senior executives of the Company.

•

If Mr. Murphy’s employment with the Company terminates for any reason, the Company shall pay one year of severance compensation equal to one (1.0) times his then-current annual base salary, plus (ii) any AIP or LTIP awards earned but not yet paid as of the termination date.

4) The contingent liability for the value of expired options awarded to the Company’s former Executive Vice President and Chief Business Development Officer, Patrick Johnson, expired on August 7, 2010.

5)	On September 16, 2010, we paid the remaining $1,519,000 balance due on the Union Bank mortgage, fully retiring such indebtedness.

Index to Exhibits

Exhibit No.	Document

23.1 xx	Consent Letter of Moss Adams LLP.

31.1 xx	Certification of the Chief Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 xx	Certification of the Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 xx	Certifications of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

xx	Filed Herewith

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

/s/ Mark P. Murphy	May 16, 2011
Mark P. Murphy	Date
President, Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Harold A. Hurwitz	May 16, 2011
Harold A. Hurwitz	Date
Treasurer, Chief Financial Officer & Secretary
(Principal Financial and Accounting Officer)

/s/ George J. Isaac	May 16, 2011
George J. Isaac	Date
Director

/s/ William L. Healey	May 17, 2011
William L. Healey	Date
Director

/s/ Michael J. Berthelot	May 16, 2011
Michael J. Berthelot	Date
Director

/s/ David Holder	May 18, 2011
David Holder	Date
Director