Form 10-Q/A
period 2010-09-30
PRO DEX INC
filed 2011-05-19
CIK 788920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A No. 2

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

EXPLANATORY NOTE

On November 9, 2010, Pro-Dex, Inc. (the “Company) filed its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010 with the Securities and Exchange Commission. On May 6, 2011, the Company filed Form 10-Q/A No. 1 with the Securities and Exchange Commission to amend the aforementioned Quarterly Report on Form 10-Q for the following:

•

In Item 4T of the Form 10-Q, the conclusions of the Company’s principal executive and principal financial officers regarding the effectiveness of the Company’s disclosure controls and procedures were made “for the quarter ended September 30, 2010,” rather than “as of September 30, 2010” as required by Item 307 of Regulation S-K. In the Form 10-Q/A No. 1, the effective period covered by the conclusions regarding the Company’s controls, as described above, has been corrected.

•

The second paragraph of Item 4T of the Form 10-Q addressed “direct changes in our internal controls over financial reporting” whereas Item 308(c) of Regulation S-K does not limit the disclosure requirement to “direct” changes. As there were no changes in our internal controls over financial reporting as of September 30, 2010, the word “direct” has been deleted from the second paragraph of Item 4T in the Form 10-Q/A No. 1.

•

In Item 2 in the Form 10-Q, the Company described its accounting policy for recording owned land and buildings as “at the value of their best and highest use.” In the Form 10-Q/A No. 1, the description of this policy has been clarified to indicate that “property, plant, equipment and leasehold improvements is recorded at historical cost.”

•	In Exhibits 31.1 and 31.2 to the Form 10-Q, certain wording was not in conformity with the requirements of Exchange Act Rule 13a-14(a). In the Form 10-Q/A No. 1, such wording has been corrected.

This Form 10-Q/A No. 2 is being filed to amend the aforementioned Form 10-Q, as amended by Form 10-Q/A No. 1, by providing the complete text of each of the Items in the aforementioned Quarterly Report on Form 10-Q that were affected by the changes described above.

Other than the changes described in this Explanatory Note, the Company is not amending or updating any information contained within its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010 (the “Initial Filing”).

Therefore, this Form 10-Q/A No. 2 should be read in conjunction with the Company’s other filings made with the Securities and Exchange Commission subsequent to the date of the Initial Filing.

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

Liquidity and Capital Resources

The following table presents selected financial information as of September, 30 2010, September 30, 2009 and June 30, 2010:

	September 30,		June 30, 2010
	2010	2009
	(unaudited)	(unaudited)	(unaudited)
Cash and cash equivalents	$2,541,000	$1,378,000	$3,794,000

Working capital	$4,426,000	$4,810,000	$6,369,000

Credit line outstanding balance	$—	$—	$—

Net debt (cash)	$(1,275,000)	$1,840,000	$(900,000)

Tangible book value per common share	$2.45	$2.35	$2.36

Number of days of sales outstanding (DSO) in accounts receivable at end of quarter	43	46	43

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

We currently provide this Customer with two products (“Product A” and “Product B”) and repair services for such products. Sales for each of these categories for the three months ended September 30, 2010 and 2009 are as follows:

	Three Months Ended September 30,		Average of Total
	2010	2009
Product A	$1,642,000	$1,349,000	56%
Product B	$894,000	$923,000	34%
Repairs	$247,000	$250,000	10%

	$2,783,000	$2,522,000	100%

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

Item 6. Exhibits.

Exhibits:

31.1	Certification of Chief Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 19, 2011	Date: May 19, 2011

PRO-DEX INC.	PRO-DEX INC.

By: / s / Mark Murphy	By: / s / Harold A. Hurwitz

Mark Murphy	Harold A. Hurwitz
Chief Executive Officer	Secretary and Chief Financial Officer (Principal Financial and Accounting Officer)