Form 10-Q/A
period 2010-12-31
PRO DEX INC
filed 2011-05-19
CIK 788920

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

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock outstanding as of the latest practicable date: 3,272,350 shares of Common Stock, no par value, as of February 10, 2011.

EXPLANATORY NOTE

On February 10, 2011, Pro-Dex, Inc. (the “Company) filed its Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2010 with the Securities and Exchange Commission. On May 6, 2011, the Company filed Form 10-Q/A No. 1 with the Securities and Exchange Commission to amend the aforementioned Quarterly Report on Form 10-Q for the following:

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

This Form 10-Q/A No. 2 is being filed to amend the aforementioned Form 10-Q, as amended by Form 10-Q/A No. 1, for the following:

•

The disclosure on the cover page of the aforementioned Quarterly Report on Form 10-Q pertaining to the date as of which the Company disclosed the number of shares of its common stock outstanding contained a typographical error that has been corrected in this Form 10-Q/A No. 2.

•

The complete text of each of the Items in the aforementioned Quarterly Report on Form 10-Q that were affected by the changes described above in connection with the Company’s filing of the Form 10-Q/A No. 1 has been provided in this Form 10-Q/A No. 2 in conformity with Item 307 of Regulation S-K.

Other than the changes described in this Explanatory Note, the Company is not amending or updating any information contained within its Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2010 (the “Initial Filing”).

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