Form 10-K/A
period 2010-06-30
PRO DEX INC
filed 2011-06-30
CIK 788920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A No. 3

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

EXPLANATORY NOTE

On September 28, 2010, Pro-Dex, Inc. (the “Company”) filed its Annual Report on Form 10-K for the year ended June 30, 2010 with the Securities and Exchange Commission (the “Initial Filing”). On May 6 and May 19, 2011, the Company filed Form 10-K/A Nos. 1 and 2, respectively, with the Securities and Exchange Commission to amend the aforementioned Annual Report on Form 10-K (the “Amendments”).

In the Amendments, the Company inadvertently failed to update the date of the conformed signature of its independent registered accounting firm in Exhibit 23.1. Accordingly, this Form 10-K/A No. 3 is being filed to amend the Initial Filing and the Amendments thereto to include a currently dated conformed signature of the Company’s independent registered accounting firm in Exhibit 23.1.

Other than the changes described in this Explanatory Note, the Company is not amending or updating any information contained within its Annual Report on Form 10-K for the year ended June 30, 2010, as amended.

Therefore, this Form 10-K/A No. 3 should be read in conjunction with the Company’s other filings made with the Securities and Exchange Commission subsequent to the date of the Initial Filing.

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

/s/ Mark P. Murphy	June 30, 2011
Mark P. Murphy	Date
President, Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Harold A. Hurwitz	June 30, 2011
Harold A. Hurwitz	Date
Treasurer, Chief Financial Officer & Secretary
(Principal Financial and Accounting Officer)

/s/ George J. Isaac	June 30, 2011
George J. Isaac	Date
Director

/s/ William L. Healey	June 30, 2011
William L. Healey	Date
Director

/s/ Michael J. Berthelot	June 30, 2011
Michael J. Berthelot	Date
Director

/s/ David Holder	June 30, 2011
David Holder	Date
Director

4