Form 10-K
period 2011-06-30
PRO DEX INC
filed 2011-09-14
CIK 788920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended June 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this Form 10-K, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of December 31, 2010, the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing sales price on the Nasdaq Capital Market was $5,805,425. For the purpose of this calculation, shares owned by officers, directors and 10% stockholders known to the registrant have been deemed to be owned by affiliates. This determination of affiliate status is not a determination for other purposes.

As of September 14, 2011, 3,272,350 shares of the registrant’s no par value common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: Part III incorporates by reference certain information from the registrant’s definitive proxy statement (the “Proxy Statement”) for the 2011 Annual Meeting of Shareholders.

PRO-DEX, INC.

PART I

Cautionary statement pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

When used in this Annual Report on Form 10-K, the words “expects,” “anticipates,” “estimates,” “believes,” “hopes,” “intends,” “forecasts” and similar expressions are intended to identify “forward-looking statements.” These statements, which are neither historical nor current facts, are made pursuant to the safe harbor provisions of Section 27a of the Securities Act of 1933, as amended, and Section 21e of the Securities Exchange Act of 1934, as amended, and the Company intends that such forward-looking statements be subject to those safe harbor provisions for such statements. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date of this report. While forward-looking statements represent management’s best judgment as to what may occur in the future, they are subject to risks, uncertainties and important factors beyond the control of the Company that could cause actual results and events to differ materially from historical results of operations and events as well as those presently anticipated or projected. These factors include adverse economic conditions, entry of new and stronger competitors, capital availability, unexpected costs, compliance with contractual obligations (including, but not limited to, covenants in lending agreements), failure to capitalize upon access to new customers, and marketplace delisting. Other risks and uncertainties which may affect forward-looking statements about the Company’s business and prospects include, but are not limited to, the ramifications of industry consolidation of medical products manufacturers, dealers and distributors, managed health care, the Company’s ability to effectively integrate operations of acquired companies, market acceptance and support of new products, cancellation of existing contracts, customer “in house” production of products previously designed by and/or acquired from the Company, maintaining favorable supplier relationships, the inability to engage qualified human resources as needed, regulatory compliance and general economic conditions. The Company disclaims any obligations subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

Adjustment for Reverse Stock Split

On June 17, 2010, we effected a 1-for-3 reverse stock split of our common stock. Unless clearly indicated in this Annual Report on Form 10-K to the contrary, all references to stock price or number of shares of common stock contained in this Annual Report (whether prior to, on or after June 17, 2010) are presented on an “as adjusted” basis to reflect the effect of the reverse stock split.

Item 1. Business

Company Overview

Pro-Dex, Inc. (“Company,” “Pro-Dex”, “we,” “our,”, “us”), with operations in Irvine, California, Carson City, Nevada and Beaverton, Oregon, provides power and control products used in medical, aerospace, military, research and industrial applications. Experience in powered surgical devices, fractional horsepower motors and multi-axis motion control applications allows us to develop products that require high precision in harsh environments.

Our products are found in hospitals, dental offices, medical engineering labs, commercial and military aircraft, scientific research facilities and high-tech manufacturing operations, around the world. The names Micro Motors, Astromec and Oregon Micro Systems are used for marketing purposes as brand names.

Our principal headquarters are located at 2361 McGaw Avenue, Irvine, California 92614 and our phone number is 949-769-3200. Our Internet address is www.pro-dex.com. Our Annual Reports on Form 10-K,

Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, amendments to those reports and other certain SEC filings, are available free of charge through our website as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC. In addition, our Code of Ethics and other corporate governance documents may be found on our website at the Internet address set forth above. Our filings with the SEC may also be read and copied at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov and company specific information at www.sec.gov/edgar/searchedgar/companysearch.html.

All years relating to financial data herein shall refer to fiscal years ended June 30, unless indicated otherwise.

Description of Business

The majority of our revenue is derived from designing, developing and manufacturing powered surgical devices for the medical device and dental industries, fractional horsepower motors for aerospace, medical and military applications, and motion control software and hardware for industrial and scientific applications. The proportion of total sales by customer type is as follows:

	2011		2010
	Dollars in thousands
Medical	$19,057	70%	$15,547	67%
Aerospace	2,859	11%	2,985	13%
Industrial	3,153	12%	2,318	10%
Dental	1,750	6%	1,979	9%
Repairs, government and other	290	1%	382	2%

Total sales	$27,109	100%	$23,211	100%

Our medical device products utilize proprietary designs developed by us under exclusive design and supply agreements and are manufactured in our Irvine, California facility, as are our dental products, which are sold primarily to original equipment manufacturers and dental product distributors. We produce high reliability, fractional horsepower motors in our Carson City, Nevada facility, and we design and manufacture embedded multi-axis motion controllers in our facility in Beaverton, Oregon. The proportion of total sales by facility is as follows:

	2011		2010
	Dollars in thousands
Irvine	$21,464	79%	$17,780	77%
Carson City	3,057	11%	3,306	14%
Beaverton	2,829	10%	2,264	10%
Interlocation sales	(241)	(1%)	(139)	(1%)

Total sales	$27,109	100%	$23,211	100%

In fiscal year 2011, the top 20 customers accounted for 89% of our sales, compared to 88% in fiscal year 2010. In 2011, our two largest customers accounted for 61% of our sales with the largest customer accounting for 45% of our sales. This compares to 2010 when our two largest customers accounted for 60% of our sales with the largest customer accounting for 40% of our sales. Some of our larger customers include Smith and Nephew, Medtronic, Sullivan Schein, Thermo Fisher Scientific and Monogram Systems. In many cases, including our two largest customers, disclosure of customer names is prohibited by confidentiality agreements with such entities.

We have no plans to discontinue the sales relationships with our existing significant customers and have no knowledge of their discontinuing their sales relationship with us, except that in December 2009 our largest customer (the “Customer”) informed us that it was in the process of developing, and planned to eventually manufacture, its own surgical devices which are functionally comparable to the products the Company currently provides to the Customer. Pro-Dex has been the exclusive manufacturer of these products since they were developed.

We currently provide the Customer with two products (“Product A” and “Product B”) and repair services for such products. Sales for each of these categories for the years ended June 30, 2011 and 2010 were as follows:

	Sales		Average % of Total
	2011	2010
Product A	$4,299,000	$4,398,000	40.3%
Product B	6,701,000	3,965,000	49.5%
Repairs	1,289,000	905,000	10.2%

	$12,289,000	$9,268,000	100.0%

On June 21, 2011, the Customer indicated that it planned to purchase all of the products it currently has on order with us for Products A and B but did not plan to place any new orders with us for these products. The Customer currently has orders of (i) $793,000 for Product A scheduled for delivery through September 2011 and (ii) $4,169,000 for Product B scheduled for delivery through April 2012. The Customer has indicated that its plan is contingent on several factors, including the registration of the Customer’s product in a foreign jurisdiction and the successful completion of its field testing for the product that will replace Product B. The Customer indicated that the results to date from the field testing have been positive but that the number of units and length of service in the field are still insufficient to draw conclusions.

In addition, the Customer indicated that it plans to limit repair requests from us to those Products A and B that are covered by our product warranty, thus most likely nearly eliminating repair revenue (for out-of-warranty products) for us.

Based on the foregoing, it is probable that revenue otherwise attributable to this Customer will begin to decline during the first half of fiscal year 2012 and could decline to zero or a negligible amount by the end of fiscal year 2012.

However, the Customer is not obligated either to abide by the timetables it has communicated to us or to update us as to the status of its current plan. Accordingly, we are unable to know or predict the status of the Customer’s plan or initiatives on an ongoing basis. The Customer could accelerate, delay or terminate its transition to its own products at any time and without notice to us, which could have a material impact on our revenues. The identity of the Customer is protected by a confidentiality agreement.

We are continuing to implement the steps of a strategic plan, the objective of which is to identify and capture additional revenue opportunities. There can be no assurance, however, as to either the timing or success of achieving this objective, and it would be our intent to reduce operating costs, if and as necessary, to minimize the impact of a revenue reduction, should it occur. In the event that the Customer’s future purchases are reduced beyond the realization of such opportunities or cost reductions, we are likely to experience a material and adverse impact on our business.

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

Our commitment to product design, manufacturing and quality systems are supported by our compliance with several regulatory agency requirements and standards. Our Carson City and Beaverton facilities are Certified to ISO 9001:2008. In our Irvine facility, we hold a U.S. FDA Establishment Registration and a State of California Device Manufacturing License (Dept of Public Health Food and Drug Branch). In addition, our Irvine facility is Certified to ISO 13485:2003, Medical Device Directive 93/42/EEC – Annex II, and Canadian Medical Device Conformity Assessment System (CMDCAS).

We are generally able to fill orders for recurring product within 60 days from initial order receipt. At June 30, 2011, we had a backlog, including orders for delivery beyond 60 days, of $14.3 million. We may experience variability in our new order bookings due to various reasons, including, but not limited to, the timing of major new product launches and customer planned inventory builds. However, we do not typically experience seasonal fluctuations in our shipments and revenues.

Competition

The markets for products in the industries served by our customers are intensely competitive, and we face significant competition from a number of different sources. Several of our competitors have significantly greater name recognition, as well as substantially greater financial, technical, product development and marketing resources, than us.

We compete in all of our markets with other major medical device, small motor and motion control related companies. As a provider of outsourced services, we also compete with our customers’ own internal development and manufacturing groups. Competitive pressures and other factors, such as new product or new technology introductions by us, our customers’ internal development and manufacturing departments, or our competitors, may result in price or market share erosion that could have a material adverse effect on our business, results of operations and financial condition. Also, there can be no assurance that our products and services will achieve broad market acceptance or will successfully compete with other products targeting the same customers.

Research and Development

We conduct research and development activities to both maintain and improve our market position. Our research and development effort involves the design and manufacture of products that perform specific applications for our existing and prospective customers. Our research and development activities are focused on:

•	expanding our knowledge base in the medical device, fractional motor and motion control industries to solidify our products with current customers and expand our customer base;

•	advancing applicable technologies; and

•	enhancing our product lines.

We may share research and development costs with our customers by billing for non-recurring engineering expenses. The fees received for non-recurring engineering expenses do not, however, represent a significant portion of our revenue.

During the years ended June 30, 2011 and 2010, we incurred research and development expenses amounting to $2,416,000 and $2,480,000, respectively.

Employees

At June 30, 2011, we had 115 full-time employees, comprised of 85 employees in Irvine, 20 in Carson City and 10 in Beaverton. At June 30, 2010 we had 120 full-time employees.

None of our employees are a party to any collective bargaining agreements with us. We consider our relationships with our employees to be good.

Government Regulations

The manufacture and distribution of medical and dental devices are subject to state and federal requirements set forth by various agencies including state dental boards and the U.S. Food and Drug Administration (“FDA”). The statutes, regulations, administrative orders, and advisories that affect our businesses are complex and subject to diverse, often conflicting, interpretations. While we make every effort to maintain full compliance with all applicable laws and regulations, we are unable to eliminate an ongoing risk that one or more of our activities may at some point be determined to have been non-compliant. The penalties for non-compliance could range from an administrative warning to termination of a portion of our business. Furthermore, even if we are subsequently determined to have fully complied with applicable laws or regulations, the costs to achieve such a determination and the intervening loss of business could adversely affect or result in the cessation of a portion of our business. A change in such laws or regulations at any time may have an adverse effect on our operations. Notwithstanding the risks inherent in our business, management believes that our operations are in compliance with applicable laws and regulations.

The FDA regulates all medical devices into one of three classes (Class I, II or III) based on the level of control necessary to assure the safety and effectiveness of the device. The FDA has broad enforcement powers to recall and prohibit the sale of products that do not comply with federal regulations, and to order the cessation of non-compliant processes. No claim has been made to date by the FDA regarding any of our products or processes. Nevertheless, as is common in the industry, certain of our products and processes have been the subject of routine governmental reviews and investigations. While management believes that our products and processes fully comply with applicable laws and regulations, we are unable to predict the outcome of any such investigation or review, pending its completion.

We believe that our business is conducted in a manner consistent with Environmental Protection Agency (“EPA”) and other agency regulations governing disposition of industrial waste materials. While we believe that our products and processes fully comply with applicable laws and regulations, we are unable to predict the outcome of any investigation or review which may be undertaken in the future with respect to our products or processes.

Management believes that each of our facilities has manufacturing systems and processes that are based on established Quality Management System standards. In addition, we believe that our Irvine facility is compliant with applicable Good Manufacturing Practices promulgated by the FDA, and is, with our Beaverton and Carson City facilities, also compliant with applicable ISO standards set forth by the International Organization for Standardization.

Patents, Trademarks, and Licensing Agreements

We hold patents relating to intraosseous dental anesthesia delivery, multi-axis motion controllers and miniature rotary drive products. Our patents have varying expiration dates. The near term expiration of the patents, if any, is not expected to cause any change in the Company’s revenue-generating operations as the revenue from the products associated with those patents is not material.

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

We have certain trademarks relating to our products, including OMS-EZ™, Pro-Dex™ and OMS™.

We have not entered into any franchising agreements. We have not granted nor do we hold any third-party licenses having terms under which we earn revenue or incur expense in material amounts.

Item 1A. RISK FACTORS

A substantial portion of our revenue is derived from a small number of customers such that if we were to lose one, it could have a material adverse effect on our business, financial condition and results of operations.

In 2011, our top 20 customers accounted for 89% of our sales, with our two largest customers accounting for 45% and 16% of our 2011 sales, respectively. The loss of one or more of our large customers could severely impact us, including having a material adverse effect on our business, financial condition, cash flows, revenue and results of operations.

In December 2009 our largest customer informed us that is was in the process of developing, and planned to eventually manufacture, its own surgical devices which are functionally comparable to the products the Company currently provides to the customer. Pro-Dex has been the exclusive manufacturer of these products since they were developed.

We currently provide the Customer with two products (“Product A” and “Product B”) and repair services for such products. Sales for each of these categories for each of the two most recent fiscal years were as follows:

	Sales		Average % of Total
	2011	2010
Product A	$4,299,000	$4,398,000	40.3%
Product B	6,701,000	3,965,000	49.5%
Repairs	1,289,000	905,000	10.2%

	$12,289,000	$9,268,000	100.0%

On June 21, 2011, the Customer indicated that it planned to purchase all of the products it currently has on order with us for Products A and B but did not plan to place any new orders with us for these products. The Customer currently has orders of (i) $793,000 for Product A scheduled for delivery through September 2011 and (ii) $4,169,000 for Product B scheduled for delivery through April 2012. The Customer has indicated that its plan is contingent on several factors, including the registration of the Customer’s product in a foreign jurisdiction and the successful completion of its field testing for the product that will replace Product B. The Customer indicated that the results to date from the field testing have been positive but that the number of units and length of service in the field are still insufficient to draw conclusions.

In addition, the Customer indicated that it plans to limit repair requests from us to those Products A and B that are covered by our product warranty, thus most likely nearly eliminating repair revenue (for out-of-warranty products) for us.

Based on the foregoing, it is probable that revenue otherwise attributable to this Customer will begin to decline during the first half of fiscal year 2012 and could decline to zero or a negligible amount by the end of fiscal year 2012.

However, the Customer is not obligated either to abide by the timetables it has communicated to us or to update us as to the status of its current plan. Accordingly, we are unable to know or predict the status of the Customer’s plan or initiatives on an ongoing basis. The Customer could accelerate, delay or terminate its transition to its own products at any time and without notice to us, which could have a material impact on our revenues. The identity of the Customer is protected by a confidentiality agreement.

We are continuing to implement the steps of a strategic plan, the objective of which is to identify and capture additional revenue opportunities. There can be no assurance, however, as to either the timing or success of achieving this objective, and it would be our intent to reduce operating costs, if and as necessary, to minimize the impact of a revenue reduction, should it occur. In the event that the Customer’s future purchases are reduced beyond the realization of such opportunities or cost reductions, we are likely to experience a material and adverse impact on our business.

A substantial portion of our business is derived from our three core business areas that, if not serviced properly, may result in a material adverse impact upon our business, results of operations and financial condition.

We currently derive a substantial part of our net revenues from sales of our medical device, small motor and motion control products and related services. We believe that a primary factor in the market acceptance of our products and services is the value that is created for our customers by those products and related services. Our future financial performance will depend in large part on our ability to continue to meet the increasingly sophisticated needs of our customers through the timely development, successful introduction and implementation of new and enhanced products and services. We have historically expended a significant percentage of our net revenues on product development and believe that significant continued product development efforts will be required to sustain our growth. Continued investment in our sales and marketing efforts will also be required to support future growth.

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

The markets for products in the industries served by our customers are intensely competitive, and we face significant competition from a number of different sources. Several of our competitors have significantly greater name recognition, as well as substantially greater financial, technical, product development and marketing resources, than us.

We compete in all of our markets with other major surgical device, fractional motors and motion control related companies. As a provider of outsourced services, we also compete with our customers’ own internal development groups. Competitive pressures and other factors, such as new product or new technology introductions by us, our customers’ internal development and manufacturing departments, or our competitors may result in price or market share erosion that could have a material adverse effect on our business, results of operations and financial condition. Also, there can be no assurance that our products and services will achieve broad market acceptance or will successfully compete with other products.

Our bank credit facility agreements contain covenants concerning our financial performance. Violating any one of more of these covenants could result in an event of default, acceleration of all amounts owing under the credit facility, and the need for us to seek alternative financing, which may not be available on terms which we deem reasonable.

Our bank credit facility agreements contain various covenants, including covenants concerning our financial performance. The failure to comply with any one or more of these covenants could result in an event of default, the acceleration of all amounts due, and the termination of the credit facility.

A default under the credit facility, if not waived, could cause the entire amount owing under the facility to become immediately due and payable and the need for us to seek alternative financing, which may not be available on terms which we deem reasonable.

Our quarterly results can fluctuate significantly from quarter to quarter, which may negatively impact the price of our shares and/or cause significant variances in the prices at which such shares trade.

Our revenues have fluctuated in the past, and may fluctuate in the future from quarter to quarter and period to period, as a result of a number of factors including, without limitation: the size and timing of orders from customers; the length of new product development cycles; market acceptance of new technologies; the extent and timing of eligible product returned for repair or replacement under warranty coverage; changes in pricing policies or price reductions by us or our competitors; the timing of new product announcements and product introductions by us or our competitors; the financial stability of major customers; our success in expanding our sales and marketing programs; acceleration, deferral, or cancellation of customer orders and deliveries; changes in our strategy; personnel changes; and general market and economic factors.

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

Due to all of the foregoing factors, it is possible that in some future quarter(s), our operating results may be below the expectations of public market analysts and investors. In such event, the price of our Common Stock could be materially adversely affected.

Our operations are subject to a number of complex government regulations, the violation of which could have a material adverse effect on our business.

The manufacture and distribution of medical and dental devices are subject to state and federal requirements set forth by various agencies including the FDA and EPA. The statutes, regulations, administrative orders, and advisories that affect our businesses are complex and subject to diverse, often conflicting, interpretations. While we make every effort to maintain full compliance with all applicable laws and regulations, we are unable to eliminate an ongoing risk that one or more of our activities may at some point be determined to have been non-compliant. The penalties for non-compliance could range from an administrative warning to termination of a portion of our business. Furthermore, even if we are subsequently determined to have fully complied with applicable laws or regulations, the costs to achieve such a determination and the intervening loss of business could adversely affect or result in the cessation of a portion of our business. A change in such laws or regulations at any time may have an adverse effect on our operations. Notwithstanding the risks inherent in our business, management believes that our operations are in compliance with applicable laws and regulations.

The FDA regulates all medical devices into one of three classes (Class I, II or III) based on the level of control necessary to assure the safety and effectiveness of the device. The FDA has broad enforcement powers to recall and prohibit the sale of products that do not comply with federal regulations, and to order the cessation of non-compliant processes. No claim has been made to date by the FDA regarding any of our products or processes. Nevertheless, as is common in the industry, certain of our products and processes are from time to time subject to routine governmental reviews and investigations. While management believes that our products and processes fully comply with applicable laws and regulations, we are unable to predict the outcome of any such investigation or review, pending its completion.

We believe that our business is conducted in a manner consistent with EPA and other agency regulations governing disposition of industrial waste materials. While we believe that our products and processes fully comply with applicable laws and regulations, we are unable to predict the outcome of any investigation or review which may be undertaken in the future with respect to our disposition of industrial waste materials. If any of our products, processes or other operations are found to be in violation of government regulations, it could expose us to claims, liabilities and remedial obligations that could have a material adverse effect on our business.

We face significant uncertainty in the industry due to government healthcare reform.

Political, economic and regulatory influences are subjecting the healthcare industry to fundamental changes. The Patient Protection and Affordable Care Act (the “Healthcare Act”) signed into law in March 2010 enacted sweeping reforms to the U.S. healthcare industry, including mandatory health insurance, reforms to Medicare and Medicaid, the creation of large insurance purchasing groups, new taxes on medical equipment manufacturers and other significant modifications to the healthcare delivery system. Due to uncertainties regarding the ultimate features of the new federal legislation and its implementation, we cannot predict what impact the Healthcare Act may have on us, our customers or our industry. A material amount of our sales could be subject to the medical device excise tax included in the Healthcare Act, which is a 2.3% tax to be levied on the total domestic sales of medical devices, irrespective of a company’s profitability. The excise tax provisions are scheduled to go into effect January 1, 2013.

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

Changes in the global economic environment have caused a general tightening in the credit markets, lower levels of liquidity, increases in rates of default and bankruptcy, and extreme volatility in credit, equity and fixed income markets. These macroeconomic developments could negatively affect our business, operating results or financial condition should they cause, for example, current or potential customers to become unable to fund purchases of our products, in turn resulting in delays, decreases or cancellations of purchases of our products and services, or causing the customer to not pay us or to delay paying us for previously purchased products and services. In addition, financial institution failures may cause us to incur increased expenses or make it more difficult either to utilize our existing debt capacity or otherwise obtain financing for our operations, investing activities (including the financing of any future acquisitions), or financing activities (including the timing and amount of any repurchases of our common stock or repayment of debt we may make in the future). Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition or operating results.

The industry in which we operate is subject to significant technological change and any failure or delay in addressing such change could adversely affect our competitive position or could make our current products obsolete.

The medical device, motion control and small motor markets are generally characterized by rapid technological change, changing customer needs, frequent new product introductions, and evolving industry standards. The introduction of products incorporating new technologies and the emergence of new industry standards could render our existing products obsolete and unmarketable. There can be no assurance that we will be successful in developing and marketing new products that respond to technological changes or evolving industry standards.

New product development requires significant research and development expenditures that we have historically funded through sales growth. Any significant decrease in revenues or research funding could impair our ability to respond to technological advances in the marketplace and to remain competitive. If we are unable, for technological or other reasons, to develop and introduce new products in a timely manner in response to changing market conditions or customer requirements, our business, results of operations and financial condition may be materially adversely affected.

Although we target new markets for access, develop new products and update existing products, there can be no assurance that we will do so successfully or that even if we are successful, such efforts will be completed concurrently with or prior to the introduction of competing products. Any such failure or delay could adversely affect our competitive position or could make our current products obsolete.

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

The uncertainty associated with potential litigation may have an adverse impact on our business. In particular, litigation could impair our relationships with existing customers and our ability to obtain new customers. Defending or prosecuting litigation could result in a diversion of management’s time and attention away from business operations, which could have a material adverse effect on our business, results of operations and financial condition. There can be no assurance that litigation would not result in liability in excess of our insurance coverage, that our insurance will cover such claims or that appropriate insurance will continue to be available to us in the future at commercially reasonable rates.

Our products may be subject to product liability legal claims which may cost us significant amounts in money, and management time and resources.

We maintain insurance to protect against claims associated with the use of our products, but there can be no assurance that our insurance coverage will adequately cover any claim asserted against us. Our products are complex and used in industries (including, but not limited to, aircraft, medical and dental) where the malfunction of one of our products could subject us to claims regarding death or serious bodily injury. A successful claim brought against us in excess of our insurance coverage could have a material adverse effect on our business, results of operations and financial condition. Even unsuccessful claims could result in significant expenditures of funds in litigation, and of management time and resources.

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

Our future performance depends in significant part upon the continued service of our key technical and senior management personnel, many of whom have been with us for a significant period of time. We maintain term key man life insurance policies for our Chief Executive Officer and the General Manager of our operations in Beaverton, Oregon. Because we have a relatively small number of employees when compared to other leading companies in the same industry, our dependence on maintaining our relationship with key employees is particularly significant. We are also dependent on our ability to attract and retain high quality personnel, particularly in the areas of product development, operations management, marketing and finance.

A high level of employee mobility and the aggressive recruiting of skilled personnel characterize the medical device and motion control industries. There can be no assurance that our current employees will continue to work for us. Loss of services of key employees could have a material adverse effect on our business, results of operations and financial condition. Furthermore, we may need to grant additional stock options to key employees and provide other forms of incentive compensation to attract and retain such key personnel.

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

In addition, our ability to manage future changes in the scope of our operations or personnel may depend on significant expansion or contraction of our production, research and development, marketing and sales, management, and administrative and financial capabilities. The possible ineffective management of changes in the business could have a material adverse effect on our business, results of operations and financial condition.

The failure to maintain the market price of our common stock may affect our ability to remain a publicly-traded company on the NASDAQ exchange.

The minimum bid price for our publicly traded common stock was below $1.00 for a significant period of time throughout 2008, 2009 and 2010, ultimately resulting in us effecting a one-for-three reverse split of our common stock on June 17, 2010 to increase our stock price to satisfy the $1.00 minimum bid price listing requirement of the Nasdaq Capital Market. Notwithstanding the increased price of our common stock that resulted from the reverse split, our future performance, general market conditions and other factors could result in us failing to satisfy the listing standards of the Nasdaq Capital Market in the future. If our common stock were to be delisted from the Nasdaq Capital Market, our shareholders may find it difficult to either dispose, or obtain quotations for the price, of our common stock.

We are subject to changes in and interpretations of financial accounting matters that govern the measurement of our performance, compliance with which could be costly and time consuming.

We are subject to changes in and interpretations of financial accounting matters that govern the measurement of our performance. Based on our reading and interpretations of relevant guidance, principles or concepts issued by, among other authorities, the American Institute of Certified Public Accountants, the Financial Accounting Standards Board, and the U.S. Securities and Exchange Commission, management believes our performance, including current sales contract terms and business arrangements, has been properly reported. However, there continue to be issued interpretations and guidance for applying the relevant standards to a wide range of contract terms and business arrangements that are prevalent in the industries in which we operate. Future interpretations or changes by the regulators of existing accounting standards or changes in our business practices could result in future changes in our accounting policies and practices that could have a material adverse effect on our business, financial condition, cash flows, revenue and results of operations.

Our evaluation of internal controls and remediation of potential problems is costly and time consuming and could expose weaknesses in financial reporting.

Section 404 of the Sarbanes-Oxley Act of 2002, as amended, requires management’s assessment of the effectiveness of the Company’s internal control over financial reporting. This process is expensive and time consuming, and requires significant attention of management. Management can give no assurance that material weaknesses in internal controls will not be discovered. If a material weakness is discovered, corrective action may be time consuming and costly, and could further divert the attention of management. The disclosure of a material weakness, even if quickly remedied, could reduce the market’s confidence in our financial statements and harm our stock price, especially if a restatement of financial statements for past periods is required.

Item 1B. Unresolved Staff Comments

None.

Item 2. Description of Property

Our executive offices and Irvine manufacturing facility are located at 2361 McGaw Avenue, Irvine, California 92614. We lease the 28,000 square foot facility from an unrelated third party at a base monthly lease rate of $36,000 through April 2018, with an option for us to terminate early in April 2015. The building is a one-story stand-alone structure of concrete “tilt-up” construction, approximately 25 years old and in good condition.

Our Beaverton office and manufacturing facility is located at 15201 N.W. Greenbrier Parkway, B-1 Ridgeview, Beaverton, Oregon 97006. The Company leases the 7,500 square foot facility from an unrelated third party, at a base monthly lease rate of $6,300 through April 2014. The building is a one-story suite in a 20-year-old industrial office complex and is in good condition.

Our Carson City office and manufacturing facility is located at 2950 Arrowhead Drive, Carson City, Nevada 89708. We purchased 4.4 acres of real property and a 20,000 square foot industrial building and related improvements at this location for $2,200,000 in March 2006 in connection with our acquisition of Astromec. The building is a two-story building of concrete block construction and is in good condition.

We believe that the base monthly rental rates on the leased facilities are higher than current rents charged for comparable properties in the market area, but were at comparable values when we entered into such leases. The current facilities are believed to be adequate for our expected needs. We believe each facility is in full compliance with applicable state, EPA and other agency environmental standards.

Item 3. Legal Proceedings

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

Before filing the lawsuit, OCWD reviewed soil and groundwater contamination data previously collected by water companies, landowners, and many businesses, including Pro-Dex, at dozens of properties throughout the South Basin. Since filing the lawsuit, OCWD has conducted groundwater investigations, taking water quality samples from more than 60 points in the South Basin, including three close to our former Santa Ana site.

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

On May 3, 2011, we timely paid the full settlement amount of $250,000 to OCWD, with funds provided by our insurer. Therefore, the settlement did not result in any material adverse impact to our cash flow or results of operations. We effected the dismissal with prejudice, and thereby concluded our involvement in the lawsuit, on August 1, 2011.

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

All sites that DTSC considered in the Report are within one mile of a groundwater production well known as IRWD-3. The Report concluded that, based on the information collected by DTSC regarding sites in that area, referral to USEPA for any emergency response action plan was not warranted. The Report identified 25 sites, including our former Santa Ana site, for further screening by DTSC staff over the next two years. DTSC has informed us that no further evaluation of our former site took place during fiscal year 2011, and that it has decided not to evaluate our former site during fiscal year 2012.

The Report describes an informal administrative screening process that is in its early stages, and indicates that DTSC has no firm schedule for completing the site screening process it started through the activities the Report describes for our former site or any other site. Accordingly, it is uncertain whether future developments, if any, from DTSC’s screening process would have any application to our former site.

In general, we are from time to time a party to various legal proceedings incidental to our business none of which we consider may be material. There can be no certainty, however, that we may not ultimately incur liability or that such liability will not be material and adverse.

Item 4. [Removed and Reserved]

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our no par value common stock is quoted under the symbol “PDEX” on the automated quotation system of the Nasdaq Capital Market (“NASDAQ”). The following table sets forth for the quarters indicated the high and low sales prices as reported by NASDAQ and adjusted for our June 17, 2010 one-for-three reverse stock split. The quotations reflect inter-dealer prices, without retail markup, markdown, or commissions, and may not necessarily represent actual transactions. On September 7, 2011, the last sale price of our common stock as reported by NASDAQ was $1.80 per share.

Quarter Ended	High	Low
September 30, 2009	1.95	1.23
December 31, 2009	2.07	1.38
March 31, 2010	2.07	1.41
June 30, 2010	2.76	1.53
September 30, 2010	2.40	1.65
December 31, 2010	2.32	1.90
March 31, 2011	2.54	2.02
June 30, 2011	3.15	2.08

At June 30, 2011, there were approximately 234 holders of record of our common stock. This number does not include beneficial owners including holders whose shares are held in nominee, or “street,” name.

We have never paid a cash dividend with respect to our common stock, and do not intend to pay cash dividends in the foreseeable future. The current policy of our Board of Directors is to retain earnings to provide funds for the operation and expansion of the business. The Board of Directors, in light of the circumstances then existing, including our earnings and financial requirements and general business conditions, will determine future dividends, if any. In addition, financial covenants associated with our bank credit facility may limit the Company’s ability to pay dividends.

Equity Compensation Plan Information

Following is information with respect to securities authorized for issuance under equity compensation plans as of June 30, 2011:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Available for Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	320,842	$3.04	153,850

Total	320,842	$3.04	153,850

On June 30, 2011, our Board of Directors approved an increase in available shares under the First Amended and Restated 2004 Stock Option Plan and the 2004 Directors Stock Option Plan, (the “Plans”) with an additional 500,000 shares (distributed between the individual Plans as follows: 400,000 shares for the First Amended and Restated 2004 Stock Option Plan and 100,000 shares for the 2004 Directors Stock Option Plan). Each Plan, as modified will be placed before our shareholders for approval at our 2011 Annual Shareholders’ Meeting.

Item 6. Selected Financial Data

Not Required.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of the Company’s results of operations and financial condition for the years ended June 30, 2011 and 2010. This discussion should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included elsewhere in this report. This report contains certain forward-looking statements and information. The cautionary statements included below and elsewhere in this report should be read as being applicable to all related forward-looking statements wherever they may appear. Our actual future results could differ materially from those discussed herein.

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

Revenue Recognition

Revenue on product sales is recognized upon shipment to the customer when risk of loss and title transfer to the customer and all other conditions required by GAAP, as promulgated by the Financial Accounting Standards Board (“FASB”) in Accounting Standards Codification (“ASC”) Section 605 (formerly Staff Accounting Bulletin No. 104, Revenue Recognition), have been satisfied.

Returns of our product for credit are minimal; accordingly, we do not establish a reserve for product returns at the time of sale.

Warranties

Certain of our products are sold with a warranty that provides for repairs or replacement of any defective parts for a period, generally one year, after the sale. At the time of the sale, we accrue an estimate of the cost of providing the warranty based on prior experience with such factors as return rates and repair costs, which factors are reviewed quarterly.

Warranty expenses, including changes of estimates, are included in cost of sales in our consolidated income statements.

Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market value. Reductions to estimated market value are recorded, and charged to cost of sales, when indicated based on a formula that compares on-hand quantities to estimated demand over the ensuing 12 months from the measurement date.

Accounts Receivable

Trade receivables are stated at their original invoice amounts, less an allowance for doubtful portions of such accounts. Management determines the allowance for doubtful accounts based on facts and circumstances related to specific accounts, and on historical experience related to the age of accounts. Trade receivables are written off when deemed uncollectible. Recoveries of trade receivables previously reserved are offset against the allowance when received.

Long-lived Assets

We review the recoverability of long-lived assets, such as property and equipment, when events or changes in circumstances occur that indicate carrying values may not be recoverable.

In fiscal year 2010, we determined that recovery of the carrying value ascribed to the land and building acquired in the purchase of Astromec, Inc. in 2006 was impaired due to the insufficiency of estimated undiscounted future cash flows, and we recorded a charge, amounting to $1,307,000, to write down the carrying value of the land and building to estimated fair value based on then-existing market conditions and data related to comparable transactions.

Stock-Based Compensation

We recognize compensation expense for all share-based awards made to employees and directors. The fair value of share-based awards is estimated at the grant date using the Black-Scholes option-pricing model. The portion that is ultimately expected to vest is recognized as compensation cost over the requisite service period using the straight-line single option method.

The determination of fair value using the Black-Scholes model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables, including expected stock price volatility, risk-free interest rate, expected dividends and projected employee stock option exercise behavior. We currently estimate stock price volatility based upon historical activity, with future volatility expected to approximate past volatility. The expected time to exercise is based on a simplified model of the vesting term of the option plus one-half the option life.

Income Taxes

We recognize deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of our assets and liabilities along with net operating loss and tax credit carryovers. Deferred tax assets at June 30, 2010 and 2011 consisted primarily of basis differences related to research and development tax credit utilization, intangible assets, accrued expenses and inventories.

Significant management judgment is required in determining our provision for income taxes and the recoverability of our deferred tax assets. Such determination is based on our historical taxable income, with consideration given to our estimates of future taxable income and the periods over which deferred tax assets will be recoverable. We record a valuation allowance against deferred tax assets to reduce the net carrying value to an amount that we believe is more likely than not to be realized. When we establish or reduce the valuation allowance against deferred tax assets, the provision for income taxes will increase or decrease, respectively, in the period such determination is made. At June 30, 2010 and 2011, we maintained a valuation allowance against the entire balance of our deferred tax assets, net of deferred tax liabilities.

RESULTS OF OPERATIONS

Results of Operations for the Fiscal Year Ended June 30, 2011, Compared to the Fiscal Year Ended June 30, 2010

The following table sets forth financial data and the percentage of net sales regarding our financial position and operating results:

	Fiscal Year ended June 30,
	2011		2010
	Dollars in thousands
Net sales	$27,109	100%	$23,211	100%
Cost of sales	16,573	61%	14,847	64%

Gross profit	10,536	39%	8,364	36%
Selling, general and administrative expenses	4,876	18%	4,670	20%
Impairment expense	—	0%	4,444	19%
Research and development costs	2,416	9%	2,480	11%

Income (loss) from operations	3,244	12%	(3,230)	(14%)
Interest expense and other, net	148	1%	158	1%
Provision (benefit) for income taxes	456	2%	(420)	(2%)

Net income (loss)	$2,640	10%	$(2,968)	(13%)

Net sales in 2011 increased 17%, or $3,898,000, to $27,109,000 from $23,211,000 in 2010. This increase resulted primarily from growth in medical device sales, which increased $3,510,000, or 23%, primarily from growth in sales to our largest customer which accounted for $3 million of the increase. Sales of motion control products increased $470,000 primarily from growth in sales to existing customers. Sales of fractional motors decreased $245,000 due primarily to a reduction in sales to our largest customer for such products.

Although selective price increases and decreases were implemented in response to market conditions, the majority of the sales growth and declines for each product line is due primarily to changes in sales volume, not the effect of price changes.

Sales by major customer type for fiscal years 2011 and 2010 are summarized as follows:

	Year ended June 30,		Percentage increase
	2011	2010	(decrease)
	Dollars in thousands
Medical	$19,057	$15,547	23%
Aerospace	2,859	2,985	(4%)
Industrial	3,153	2,318	36%
Dental	1,750	1,979	(12%)
Government research and other	290	382	(24%)

	$27,109	$23,211	17%

At June 30, 2011, we had a backlog, including orders for delivery beyond 60 days, of $14.3 million compared with a backlog of $11.2 million at June 30, 2010. This increase is attributable primarily to orders from our two largest customers.

Gross profit in 2011 increased $2,172,000, or 26%, to $10,536,000 from $8,364,000 in 2010. As a percentage of sales, gross profit improved three points to 39% in 2011, compared to 36% in 2010. The dollar increase in gross profit results from (a) the increase in the gross profit percentage, and (b) higher sales volumes, as discussed above. The increase in gross profit as a percentage of sales was due to (a) a change in mix toward sales of medical device and motion control products at relatively higher margins, (b) cost savings in warranty repair costs, and (c) reductions in rework and scrap expense.

Selling expenses increased $218,000, or 16%, to $1,600,000 in 2011 from $1,382,000 in 2010. Components of this increase included costs of improvements to our website, and increased advertising and trade show participation, the costs of which grew $130,000, $129,000 and $77,000, respectively, from 2010 to 2011. These increases were partially offset by a decrease, amounting to $176,000, from 2010 to 2011 in departmental compensation expense.

General and administrative expenses decreased $4,456,000, or 58%, to $3,276,000 in 2011 from $7,732,000 in 2010, due primarily to the non-recurring impairment charges related to goodwill, intangible assets and owned real estate, aggregating $4,444,000, recorded in 2010.

Research and development costs in 2011 did not change materially from 2010, decreasing $64,000, or 3%, to $2,416,000 in 2011 from $2,480,000 in 2010.

As a result of the foregoing, operating income for the year ended June 30, 2011 increased to $3,244,000 compared to an operating loss of $3,230,000 for the corresponding period in 2010.

Net interest expense in 2011 was $148,000, compared to $202,000 in 2010. The decrease was due to interest savings in connection with our repayment and retirement, prior to its maturity, of the mortgage collateralized by the land and building we own in Carson City, offset by early retirement fees associated with the repayment of the bank term loan with Wells Fargo Bank (see Note 4 of Notes to Consolidated Financial Statements).

Our effective combined federal and state tax rate in 2011 was 15%, as compared to a 12% benefit rate in 2010, the difference in rates being primarily attributable to the generation of operating income in 2011 as opposed to an operating loss being incurred in 2010. The effective tax rate in 2011 was lower than the federal statutory rate primarily due to changes in net deferred tax credits not resulting in a deferred tax provision in 2011, such changes being fully offset by corresponding changes in the valuation allowance against such net deferred tax debits (see “Critical Accounting Estimates and Judgments — Income Taxes”).

As a result of the foregoing, net income for 2011 was $2,640,000, or $0.81 per basic share, and $0.80 per diluted share, as compared to a net loss for 2010 of $2,968,000, or $0.92 per basic and diluted share.

Liquidity and Capital Resources

The following table presents selected financial information as of June 30, 2011 and 2010:

	June 30, 2011	June 30, 2010
Cash and cash equivalents	$4,689,000	$3,794,000
Working capital	$7,819,000	$6,369,000
Cash and cash equivalents, net of bank debt	$3,558,000	$2,427,000
Tangible book value per common share	$3.15	$2.36
Number of days of sales outstanding in accounts receivable	38	43

Working capital at June 30, 2011 increased $1,450,000 to $7,819,000 compared to $6,369,000 at June 30, 2010, due primarily to increases in 2011 in cash and cash equivalents, accounts receivable and inventories of $895,000, $446,000 and $475,000, respectively, partially offset by an increase in payables and accrued expenses of $360,000. All of these increases are consistent with the increased operating activity in 2011, relative to 2010, discussed in the preceding paragraphs of this Item 7.

Net cash provided by operations in 2011 was $2,898,000 as compared to $3,240,000 in 2010. This decrease was comprised primarily of the aggregate of (a) an increase in accounts receivable in 2011 of $446,000, compared to an increase in accounts receivable in 2010 of $173,000, (b) an increase in inventories in 2011 of $475,000, compared to a decrease in inventories in 2010 of $137,000 and (c) an increase in payables and accrued expenses of $360,000 in 2011, compared to an increase in these account balances in 2010 of $1,121,000. All the changes discussed herein are consistent with the increase in sales volume between 2010 and 2011, discussed in the preceding paragraphs of this Item 7.

Net cash used in investing activities in 2011 was $265,000 as compared to $137,000 in 2010. Investing activities consist mainly of capital expenditures for manufacturing equipment which can vary widely as equipment is upgraded or replaced.

Net cash used in financing activities in 2011 was $1,738,000, as compared to $433,000 in 2010. This increase is due to our payment, during the 2011 period, of the remaining $1,519,000 balance due on the Union Bank mortgage, fully retiring such indebtedness (see Note 4 of Notes to Consolidated Financial Statements).

At June 30, 2011, we had cash and cash equivalents of $4,689,000. We believe that our cash and cash equivalents on hand, together with anticipated cash flows from operations and amounts available under the credit facilities (see “Changes in Bank Debt and Credit Facilities” included in this Item 7), will be sufficient to meet our working capital and capital expenditure requirements for fiscal year 2012.

Potential Reduction in Large Customer Orders

In December 2009 our largest customer informed us that is was in the process of developing, and planned to eventually manufacture, its own surgical devices which are functionally comparable to the products the Company currently provides to the customer. Pro-Dex has been the exclusive manufacturer of these products since they were developed. As more fully discussed above (see “Description of Business” under Item 1), this potential reduction in orders from our largest customer could have a material impact on our business.

Changes in Bank Debt and Credit Facilities

Union Bank Credit Facility

On February 4, 2011, we entered into a credit facility agreement with Union Bank that provides for the following:

•	A revolving credit line of up to $1,500,000 in borrowing availability, under which no amounts have been borrowed;

•	A non-revolving credit line of up to $350,000 in borrowing availability for the purchase of equipment, under which no amounts have been borrowed; and

•	A term loan of $1,250,000, of which $1,131,000 was outstanding at June 30, 2011.

The maximum amount of borrowing under the revolving credit line is the lesser of:

(a)	$1,500,000; or
(b)	the sum of 80% of eligible domestic accounts receivable, plus the lesser of:

(i)	$400,000; or
(ii)	15% of the eligible raw materials and finished goods inventories.

Based on the foregoing, at June 30, 2011 we had the ability to borrow up to the maximum allowed amount of $1,500,000 on the revolving line of credit.

The revolving credit line’s terms require monthly interest payments based on borrowed amounts at a floating interest rate, calculated as Union Bank’s Reference Rate plus 0.5% (an aggregate interest rate of 3.75% at June 30, 2011). The line’s initial term expires on December 15, 2012, after which it is renewable annually at Union Bank’s option. Should Union Bank decide not to renew the line, it must give us a 60-day notice of such decision.

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

The terms of the $1.25 million term loan, the proceeds of which were used to pay off in full the Wells Fargo term loan described below, require monthly principal payments of $29,762, plus interest over its 42-month term. The term loan bears interest at a floating rate, calculated as Union Bank’s Reference Rate plus 0.5% (an aggregate interest rate of 3.75% at June 30, 2011).

All personal property assets of the Company collateralize the outstanding borrowings under the Union Bank credit facility.

The Union Bank credit facility agreement contains financial covenants that require us to comply with minimum quarterly liquidity and annual profitability thresholds, non-financial covenants that include monthly, quarterly and annual reporting requirements, and certain operational restrictions. At June 30, 2011, we were in compliance with these covenants and requirements.

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

The term loan had an initial balance of $2,000,000, the borrowings from which were used for construction of tenant improvements in our Irvine, California facility. Its terms required monthly principal and interest payments over the 60-month life of the loan, based on outstanding borrowings. The interest rate was fixed at 5.72% over the life of the loan. In connection with the refinancing of the term loan, as discussed further above, we incurred early retirement fees, recognized as interest expense in the accompanying 2011 consolidated income statement, amounting to $40,000.

All assets of the Company except our Carson City land and building collateralized the outstanding borrowings under the Wells Fargo credit facility.

There were certain financial and non-financial covenants that we were required to meet to be in compliance with the terms of the Wells Fargo credit facility. As a result of write-offs we recorded in the fourth quarter of fiscal year 2010, we were in violation of covenants that were based on 12-month historical profitability computations as of that quarter, and as of the succeeding quarters ended September 30 and December 31, 2010. On October 8, 2010, we were informed by Wells Fargo that the bank would not renew the revolving credit line, which then expired in conformity with its terms on November 1, 2010. With respect to the covenant violations, Wells Fargo waived by letter agreements the rights it would have otherwise had as of June 30 and September 30, 2010. As further discussed above, on February 4, 2011, we replaced the Wells Fargo credit facility, including a refinancing of the term loan, with a credit facility agreement we entered into with Union Bank.

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

Impact of Inflation and Changing Prices

The industries in which we compete are labor intensive, often involving personnel with high-level technical or sales skills. Wages and other expenses increase during periods of inflation and when shortages in the marketplace occur. In addition, suppliers pass along rising costs to us in the form of higher prices. We have been able to partially offset increases in operating costs by increasing charges, expanding services and implementing cost control measures. However, our ability to increase prices is limited by competitive market conditions, including international competition in many of our markets.

Recent Accounting Pronouncements

In April 2010 the FASB issued an accounting standards update to provide guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. Research or development arrangements frequently include payment provisions whereby a portion or all of the consideration is contingent upon milestone events such as achieving a specific result from the research or development efforts. An entity often recognizes these milestone payments as revenue in their entirety upon achieving the related milestone, commonly referred to as the milestone method. The provisions of this update became effective for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. In the period subsequent to the effective date of the update, we have not entered into research and development arrangements that would have been included in its scope, thus the update has not had an effect on our financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risks

Not applicable.

Item 8. Financial Statements and Supplementary Data

The financial statements and supplemental data of the Company may be found in this report on the pages indicated below.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

The Chief Executive Officer and Chief Financial Officer (the principal executive officer and principal financial officer, respectively) conducted an evaluation of the design and operation of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)). Based on that evaluation as of June 30, 2011, the Chief Executive Officer and the Chief Financial Officer concluded that the disclosure controls and procedures are effective.

Our management is responsible for establishing and maintaining adequate “internal control over financial reporting” (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of June 30, 2011.

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

During the quarter ended June 30, 2011, there were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

Information required by this Item is incorporated by reference from the information contained in the Company’s definitive Proxy Statement for the Company’s 2011 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended June 30, 2011 (the “Proxy Statement”).

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

Report of Independent Registered Public Accounting Firm

The Stockholders and Board of Directors

Pro-Dex, Inc.:

We have audited the accompanying consolidated balance sheets of Pro-Dex, Inc. and Subsidiaries (the Company) as of June 30, 2011 and 2010 and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the years in the two-year period ended June 30, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pro-Dex, Inc. and Subsidiaries as of June 30, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the two-year period ended June 30, 2011 in conformity with accounting principles generally accepted in the United States of America.

/ s / Moss Adams LLP
Moss Adams LLP
Irvine, California
September 12, 2011

PRO-DEX, INC. and SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2011	June 30, 2010
ASSETS
Current assets:
Cash and cash equivalents	$4,689,000	$3,794,000
Accounts receivable, net of allowance for doubtful accounts of $7,000 in 2011 and $25,000 in 2010	3,128,000	2,682,000
Other current receivables	12,000	22,000
Inventories	3,703,000	3,228,000
Prepaid expenses	145,000	174,000
Deferred income taxes	163,000	209,000

Total current assets	11,840,000	10,109,000
Property, plant, equipment and leasehold improvements, net	3,661,000	4,092,000
Other assets	60,000	78,000

Total assets	$15,561,000	$14,279,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,207,000	$1,279,000
Accrued expenses	2,379,000	1,947,000
Income taxes payable	78,000	79,000
Current portion of bank term loan	357,000	400,000
Current portion of real estate loan	—	35,000

Total current liabilities	4,021,000	3,740,000

Non-current liabilities:
Bank term loan	774,000	967,000
Real estate loan	—	1,493,000
Deferred income taxes	163,000	209,000
Deferred rent	279,000	255,000

Total non-current liabilities	1,216,000	2,924,000

Total liabilities	5,237,000	6,664,000

Commitments and contingencies
Shareholders’ equity:
Common shares; no par value; 50,000,000 shares authorized; 3,272,350 shares issued and outstanding June 30, 2011 3,251,850 shares issued and outstanding June 30, 2010	16,744,000	16,675,000
Accumulated deficit	(6,420,000)	(9,060,000)

Total shareholders’ equity	10,324,000	7,615,000

Total liabilities and shareholders’ equity	$15,561,000	$14,279,000

See notes to consolidated financial statements.

PRO-DEX, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Years Ended June 30,
	2011	2010
Net sales	$27,109,000	$23,211,000
Cost of sales	16,573,000	14,847,000

Gross profit	10,536,000	8,364,000

Operating expenses:
Selling expenses	1,600,000	1,382,000
General and administrative expenses	3,276,000	3,288,000
Impairment of goodwill	—	2,997,000
Impairment of patent	—	140,000
Impairment of property value	—	1,307,000
Research and development costs	2,416,000	2,480,000

Total operating expenses	7,292,000	11,594,000

Income (loss) from operations	3,244,000	(3,230,000)

Other income (expense):
Royalty income	—	44,000
Interest expense, net	(148,000)	(202,000)

Total other income (expense)	(148,000)	(158,000)

Income (loss) before provision for income taxes	3,096,000	(3,388,000)
Provision (benefit) for income taxes	456,000	(420,000)

Net income (loss)	$2,640,000	$(2,968,000)

Net income (loss) per share:
Basic	$0.81	$(0.92)
Diluted	$0.80	$(0.92)
Weighted average shares outstanding—basic	3,264,936	3,232,850
Weighted average shares outstanding—diluted	3,287,415	3,232,850

See notes to consolidated financial statements.

PRO-DEX, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For The Years Ended June 30, 2011 and 2010

	Common Shares
	Number of Shares	Amount	Accumulated Deficit	Total
Balances, June 30, 2009	3,222,890	$16,574,000	$(6,092,000)	$10,482,000
Stock-based compensation plan activity	28,334	101,000	—	101,000
Rounding effect of reverse stock split	626
Net loss for the year ended June 30, 2010	—	—	(2,968,000)	(2,968,000)

Balance, June 30, 2010	3,251,850	$16,675,000	$(9,060,000)	$7,615,000
Exercise of stock options	20,500	26,000		26,000
Stock-based compensation plan activity		43,000	—	43,000
Net income for the year ended June 30, 2011	—	—	2,640,000	2,640,000

Balances, June 30, 2011	3,272,350	$16,744,000	$(6,420,000)	$10,324,000

See notes to consolidated financial statements.

PRO-DEX, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Years Ended June 30,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$2,640,000	$(2,968,000)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	697,000	726,000
Impairment expense	—	4,444,000
(Decrease) in allowance for doubtful accounts	(18,000)	(27,000)
Stock based compensation	43,000	101,000
Deferred taxes	—	(91,000)
Changes in:
Accounts receivable	(418,000)	(146,000)
Inventories	(475,000)	137,000
Prepaid expenses	29,000	(57,000)
Other assets	18,000	9,000
Accounts payable and accrued expenses	383,000	1,086,000
Income taxes payable	(1,000)	26,000

Net cash provided by operating activities	2,898,000	3,240,000

Cash flows from investing activities:
Purchase of equipment and leasehold improvements	(265,000)	(137,000)

Net cash used in investing activities	(265,000)	(137,000)

Cash flows from financing activities:
Principal payments on bank loan	(236,000)	(400,000)
Principal payments on real estate loan	(1,528,000)	(33,000)
Proceeds from exercise of stock options	26,000	—

Net cash used in financing activities	(1,738,000)	(433,000)

Net increase in cash and cash equivalents	895,000	2,670,000
Cash and cash equivalents, beginning of year	3,794,000	1,124,000

Cash and cash equivalents, end of year	$4,689,000	$3,794,000

Supplemental Information
Cash paid for interest	$148,000	$204,000
Cash paid for income taxes	$456,000	$154,000

See notes to consolidated financial statements.

PRO-DEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF BUSINESS

Pro-Dex, Inc. specializes in bringing speed to market in the development and manufacture of technology-based solutions that incorporate powered surgical devices, fractional horsepower motors and multi-axis motion control applications and serve such markets as medical, aerospace, military, research and industrial. Pro-Dex’s products are found in hospitals, dental offices, medical engineering labs, commercial and military aircraft, scientific research facilities and high tech manufacturing operations around the world.

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

Revenue Recognition

Revenue on product sales is recognized upon shipment to the customer when risk of loss and title transfer to the customer and all other conditions required by GAAP, as promulgated by the Financial Accounting Standards Board (“FASB”) in Accounting Standards Codification (“ASC”) Section 605 (formerly Staff Accounting Bulletin No. 104, Revenue Recognition), have been satisfied.

Returns of our product for credit are minimal; accordingly, we do not establish a reserve for product returns at the time of sale.

Warranties

Certain of our products are sold with a warranty that provides for repairs or replacement of any defective parts for a period, generally one year, after the sale. At the time of the sale, we accrue an estimate of the cost of providing the warranty based on prior experience with such factors as return rates and repair costs, which factors are reviewed quarterly.

The warranty accrual is based on historical costs of warranty repairs and expected future identifiable warranty expenses, and is included in accrued expenses in the accompanying consolidated balance sheets. Warranty expenses are included in cost of sales in the accompanying consolidated statements of operations. Changes in estimates to previously established warranty accruals result from current period updates to assumptions regarding repair costs and warranty return rates, and are included in current period warranty expense.

Cash and Cash Equivalents

We consider all highly liquid investments with an original maturity of ninety days or less to be cash equivalents.

Accounts Receivable

Trade receivables are stated at their original invoice amounts, less an allowance for doubtful portions of such accounts. Management determines the allowance for doubtful accounts based on facts and circumstances related to specific accounts and on historical experience related to the age of accounts. Trade receivables are written off when deemed uncollectible. Recoveries of trade receivables previously reserved are offset against the allowance when received.

Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market value. Reductions to estimated market value are recorded, and charged to cost of sales, when indicated based on a formula that compares on-hand quantities to estimated demand over the ensuing 12 months from the measurement date.

Property, Plant, Equipment and Leasehold Improvements

Property, plant, equipment and leasehold improvements are recorded at historical cost.

Depreciation is provided using the straight-line method over the following periods:

Building	39 years
Leasehold improvement	Shorter of the lease term or the asset’s estimated useful life
Equipment	Three to ten years

As more fully discussed below (see “Long-Lived Assets”), in fiscal year 2010 we recorded a charge, amounting to $1,307,000, to write down the carrying value of the land and building to estimated fair value.

Long-Lived Assets

We review the recoverability of long-lived assets, such as property, plant, equipment and leasehold improvements, when events or changes in circumstances occur that indicate carrying values may not be recoverable, and is based on the ability to recover the carrying value of the asset or asset group from the expected future pre-tax cash flows, undiscounted and without interest charges, of the related operations. If these cash flows are less than the carrying value of such assets, an impairment loss is recognized for the difference between estimated fair value and carrying value.

As more fully discussed in Note 3, in fiscal year 2010 we determined that recovery of the carrying value of our owned land and building was impaired, resulting in an impairment charge of $1,307,000.

Income Taxes

We recognize deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of our assets and liabilities along with net operating loss and tax credit carryovers. Deferred tax assets at June 30, 2010 and 2011 consisted primarily of basis differences related to research and development tax credit utilization, intangible assets, accrued expenses and inventories.

Significant management judgment is required in determining our provision for income taxes and the recoverability of our deferred tax assets. Such determination is based on our historical taxable income, with consideration given to our estimates of future taxable income and the periods over which deferred tax assets will be recoverable. We record a valuation allowance against deferred tax assets to reduce the net carrying value to an amount that we believe is more likely than not to be realized. When we establish or reduce the valuation allowance against deferred tax assets, the provision for income taxes will increase or decrease, respectively, in the period such determination is made.

Shipping and Handling

Payments from customers for shipping and handling are included in net sales. Shipping expenses, consisting primarily of payments made to freight companies, are included in cost of sales.

Concentration of Credit Risk

Financial instruments that potentially subject us to credit risk consist principally of cash and trade receivables. The Company places its cash with major financial institutions. At June 30, 2011 and 2010, and at various times throughout the fiscal years then ended, we had deposits in excess of federally insured limits. Credit sales are made to original equipment manufacturers and resellers throughout the world, and sales to such customers account for a substantial portion of our trade receivables. While such receivables are not collateralized, we evaluate their collectability based on several factors including the customer’s payment history.

Compensation Plans

Share-Based Plans

We recognize compensation expense for all share-based awards made to employees and directors. The fair value of share-based awards is estimated at the grant date using the Black-Scholes option-pricing model. The portion that is ultimately expected to vest is recognized as compensation cost over the requisite service period using the straight-line single option method.

The determination of fair value using the Black-Scholes model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables, including expected stock price volatility, risk-free interest rate, expected dividends, projected employee stock option exercise behaviors and forfeitures. We currently estimate stock price volatility based upon historical activity, with future volatility expected to approximate past volatility. The expected time to exercise is based on a simplified model of the vesting term of the option plus one-half the option life.

Cash-Based Plans

Our Annual Incentive Plan (“AIP”) provides annual cash-based incentive opportunities for our key employees based upon the attainment of certain performance goals. Compensation expense is recognized in the year in which awards under the terms of the AIP are earned.

Our Long-Term Incentive Plan (“LTIP”) provides incentive opportunities to our executives and other key employees. LTIP awards, if any, are conditioned on attainment of certain performance goals for one or more fiscal years as ratified by our Board of Directors. The amount of awards are defined in the LTIP as a percentage, ranging from 12.5% to 75%, of the employee’s base compensation at the award date, which amount is then divided by the per share market price of our common stock at the award date in order to determine the number of common shares to be awarded. Accordingly, LTIP awards, although paid in shares of our common stock, are dollar-based and accrued as liabilities when their payment becomes probable.

Use of Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Our operations are affected by numerous factors including market acceptance of our products, changes in technologies, and new laws, government regulations and policies. We cannot predict what impact, if any, the occurrence of these or other events might have on our operations. Significant estimates and assumptions made by management include, but are not limited to: revenue recognition, the allowance for doubtful accounts, accrued warranty expense, inventory valuation, the carrying value of long-lived assets, and the recovery of deferred income tax assets.

Basic and Diluted Net Income (Loss) per Share

Basic earnings per common share data is computed on the basis of the weighted-average number of common shares outstanding during each period presented. Diluted per share amounts assume the exercise of all potential common stock equivalents, consisting solely of options to purchase common stock as discussed in Note 9, unless the effect of such exercise is to increase the income, or decrease loss, per common share.

Fair Value Measurements

The Company measures fair value based on the prices that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and on a three-tier hierarchy as more fully discussed in Note 11.

Research and Development

Research and development costs support the development of our powered surgical device, fractional motor and motion control platforms, and are charged to expense as incurred.

Advertising

Advertising costs are charged to selling expense as incurred and amounted to $397,000 and $138,000 for the years ended June 30, 2011 and 2010, respectively.

Reclassifications

Certain items related to fiscal year 2010 in the accompanying consolidated financial statements have been reclassified from the prior year to conform to the current year presentation.

NOTE 3 – COMPOSITION OF CERTAIN FINANCIAL STATEMENT ITEMS

Inventories

	June 30,
	2011	2010
Raw Materials	$1,520,000	$1,311,000
Work in process	746,000	607,000
Finished goods	1,437,000	1,310,000

	$3,703,000	$3,228,000

Property, Plant, Equipment and Leasehold Improvements

	June 30,
	2011	2010
Land	$278,000	$278,000
Building	641,000	641,000
Leasehold improvements	2,289,000	2,287,000
Equipment	6,993,000	6,746,000

Total	10,201,000	9,952,000
Accumulated depreciation	(6,540,000)	(5,860,000)

	$3,661,000	$4,092,000

Depreciation expense for the years ended June 30, 2011 and 2010 amounted to $697,000 and $710,000, respectively.

In fiscal year 2010, we determined that recovery of the carrying value ascribed to the land and building we own, which was acquired in the purchase of Astromec, Inc. in 2006, was impaired due to the insufficiency of estimated undiscounted future cash flows, and we recorded a charge, amounting to $1,307,000, to write down the carrying value of the land and building to estimated fair value based on then-existing market conditions and data related to comparable transactions.

Provision for Doubtful Accounts

The provision for doubtful accounts amounted to $3,000 and $17,000 for the years ended June 30, 2011 and 2010, respectively.

NOTE 4 – BANK DEBT

Union Bank Credit Facility

On February 4, 2011, we entered into a credit facility agreement with Union Bank that provides for the following:

•	A revolving credit line of up to $1,500,000 in borrowing availability, under which no amounts have been borrowed;

•	A non-revolving credit line of up to $350,000 in borrowing availability for the purchase of equipment, under which no amounts have been borrowed; and

•	A term loan of $1,250,000, of which $1,131,000 was outstanding at June 30, 2011.

The maximum amount of borrowing under the revolving credit line is the lesser of:

(a)	$1,500,000; or

(b)	the sum of 80% of eligible domestic accounts receivable, plus the lesser of:

(i)	$400,000; or

(ii)	15% of the eligible raw materials and finished goods inventories.

Based on the foregoing, at June 30, 2011 we had the ability to borrow up to the maximum allowed amount of $1,500,000 on the revolving line of credit.

The revolving credit line’s terms require monthly interest payments based on borrowed amounts at a floating interest rate, calculated as Union Bank’s Reference Rate plus 0.5% (an aggregate interest rate of 3.75%

at June 30, 2011). The line’s initial term expires on December 15, 2012, after which it is renewable annually at Union Bank’s option. Should Union Bank decide not to renew the line, it must give us a 60-day notice of such decision.

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

The terms of the $1.25 million term loan, the proceeds of which were used to pay off in full the Wells Fargo term loan described below, require monthly principal payments of $29,762, plus interest over its 42-month term. The term loan bears interest at a floating rate, calculated as Union Bank’s Reference Rate plus 0.5% (an aggregate interest rate of 3.75% at June 30, 2011).

All personal property assets of the Company collateralize the outstanding borrowings under the Union Bank credit facility.

The Union Bank credit facility agreement contains financial covenants that require us to comply with minimum quarterly liquidity and annual profitability thresholds, non-financial covenants that include monthly, quarterly and annual reporting requirements, and certain operational restrictions. At June 30, 2011, we were in compliance with these covenants and requirements.

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

The term loan had an initial balance of $2,000,000, the borrowings from which were used for construction of tenant improvements in our Irvine, California facility. Its terms required monthly principal and interest payments over the 60-month life of the loan, based on outstanding borrowings. The interest rate was fixed at 5.72% over the life of the loan. In connection with the refinancing of the term loan, as discussed further above, we incurred early retirement fees, recognized as interest expense in the accompanying 2011 consolidated income statement, amounting to $40,000.

All assets of the Company except our Carson City land and building collateralized the outstanding borrowings under the Wells Fargo credit facility.

There were certain financial and non-financial covenants that we were required to meet to be in compliance with the terms of the Wells Fargo credit facility. As a result of write-offs we recorded in the fourth quarter of fiscal year 2010, we were in violation of covenants that were based on 12-month historical profitability computations as of that quarter, and as of the succeeding quarters ended September 30 and December 31, 2010. On October 8, 2010, we were informed by Wells Fargo that the bank would not renew the revolving credit line, which then expired in conformity with its terms on November 1, 2010. With respect to the covenant violations, Wells Fargo waived by letter agreements the rights it would have otherwise had as of June 30 and September 30, 2010. As further discussed above, on February 4, 2011, we replaced the Wells Fargo credit facility, including a refinancing of the term loan, with a credit facility agreement we entered into with Union Bank.

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

NOTE 5 – COMMITMENTS AND CONTINGENCIES

Leases

We lease our office, production and warehouse facilities in Irvine, California and Beaverton, Oregon under agreements that expire in March 2018 and April 2014, respectively. Both leases require us to pay insurance, taxes, and other expenses related to the leased space. Rent expense in 2011 and 2010 was $563,000 and $568,000, respectively. Minimum lease payments for future fiscal years ending June 30 are:

2012	$508,000
2013	527,000
2014	532,000
2015	478,000
2016	495,000
2017-2018	904,000

$3,444,000

Compensation Arrangements

Retirement Savings 401(k) Plan

The Pro-Dex, Inc. Retirement Savings 401(k) Plan (the “401(k) Plan”) is a defined contribution plan we administer that covers substantially all our employees and is subject to the provisions of the Employee Retirement Income Security Act of 1974, as amended. Employees are eligible to participate in the 401(k) Plan when they have attained 19 years of age and then can enter into the 401(k) Plan on the first day of each calendar quarter. Participants are eligible to receive non-discretionary Pro-Dex matching contributions of 25% of their contributions up to 5% of eligible compensation, once they have completed six months of service. For the years ended June 30, 2011 and 2010, we recognized compensation expense amounting to $49,000 and $48,000, respectively, in connection with the 401(k) Plan.

On July 14, 2010, our Board of Directors approved the following:

Annual Incentive Plan (“AIP”)

The AIP provides annual incentive opportunities for our key employees based upon the attainment of certain performance goals. For the year ended June 30, 2011, compensation expense under the terms of the AIP amounted to $474,000, all of which was included in accrued liabilities at June 30, 2011.

Long-Term Incentive Plan (“LTIP”)

The LTIP provides incentive opportunities to our executives and other key employees, and are conditioned on attainment of certain performance goals for one or more fiscal years. Awards under the LTIP are accrued when payment of such awards becomes probable. As of June 30, 2011, no compensation expense has been recognized under the terms of the LTIP.

Directors Compensation Plan

The compensation plan for non-employee directors of the Board, effective as of July 1, 2010, provides for the following:

•	An annual retainer of $24,000 for each director;

•	An additional annual retainer of $7,000 for the Board Chairman or Lead Director, and $5,000 for each Board Committee Chair;

•	Fees ranging from $500 to $1,000 for participation in Board or Committee meetings in excess of six per year; and

•

An option grant under the Directors Plan (as defined in Note 8) for the purchase of (i) 15,000 shares of common stock upon the director’s initial election or appointment to the Board, and (ii) 10,000 shares of common stock upon the director’s re-election to the Board

For the year ended June 30, 2011, director compensation expense amounted to $136,000. For the year ended June 30, 2010, director compensation expense under the plan then in effect amounted to $90,000.

Chief Executive Officer Employment Arrangement

The employment arrangement with our Chief Executive Officer provides, among other items, for the following:

•	An initial year base salary of $300,000;

•	An initial year grant under the Employees Plan (as defined in Note 8) of an option to purchase 50,000 shares of common stock;

•	Participation in all incentive compensation plans for which our senior executives are, or may become, eligible; and

•

In the event of his termination for any reason, payments of (i) one year of severance compensation equal to his then-current annual base salary, and (ii) any awards under the LTIP or AIP earned but not yet paid as of the termination date.

On June 30, 2011, our Board of Directors approved the following:

Employee Severance Policy

The Employee Severance Policy is designed to provide benefits, under certain conditions defined in the Policy, to our employees in the event of their termination. This is our sole policy regarding severance benefits except to the extent (i) a written employment agreement is in effect as of June 30, 2011, or (ii) a written change of control agreement exists at any time, between us and an employee. If an employee is eligible to participate in the LTIP or AIP, the employee will also be entitled to receive payments in accordance with the terms of those plans.

The benefits, which range from two to fifty-two weeks of base pay, to be provided to an employee are based, among other conditions, on the employee’s eligibility, period of active employment with us, and position. Employees must complete more than six months of active employment to receive any severance benefits and an employee that completes more than five years will receive the maximum amount of severance benefits he is eligible to receive under the Policy. An employee must also execute a release of claims against the Company to receive any severance benefits under the Policy above the two-week minimum payout.

Change of Control Agreement

The Change of Control Agreement provides that if the employment of an eligible office (as approved by the Compensation Committee of our Board of Directors) involuntarily terminates within 12 months after a change of control (as defined in the Change of Control Agreement), the officer will receive, subject to signing a release of claims, a lump sum amount equal to thirty weeks base compensation. In addition, the officer shall be entitled to receive payments, if any, in accordance with the terms of the LTIP and AIP.

Legal Matters

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

Before filing the lawsuit, OCWD reviewed soil and groundwater contamination data previously collected by water companies, landowners, and many businesses, including Pro-Dex, at dozens of properties throughout the South Basin. Since filing the lawsuit, OCWD has conducted groundwater investigations, taking water quality samples from more than 60 points in the South Basin, including three close to our former Santa Ana site.

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

On May 3, 2011, we timely paid the full settlement amount of $250,000 to OCWD, with funds provided by our insurer. Therefore, the settlement did not result in any material adverse impact to our cash flow or results of operations. We effected the dismissal with prejudice, and thereby concluded our involvement in the lawsuit, on August 1, 2011.

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

All sites that DTSC considered in the Report are within one mile of a groundwater production well known as IRWD-3. The Report concluded that, based on the information collected by DTSC regarding sites in that area, referral to USEPA for any emergency response action plan was not warranted. The Report identified 25 sites, including our former Santa Ana site, for further screening by DTSC staff over the next two years. DTSC has informed us that no further evaluation of our former site took place during fiscal year 2011, and that it has decided not to evaluate our former site during fiscal year 2012.

The Report describes an informal administrative screening process that is in its early stages, and indicates that DTSC has no firm schedule for completing the site screening process it started through the activities the Report describes for our former site or any other site. Accordingly, it is uncertain whether future developments, if any, from DTSC’s screening process would have any application to our former site.

In general, we are from time to time a party to various legal proceedings incidental to our business, none of which we consider may be material. There can be no certainty, however, that we may not ultimately incur liability or that such liability will not be material and adverse.

NOTE 6 – WARRANTY ACCRUAL

Information regarding the accrual for warranty costs for the years ended June 30, 2011 and 2010 is as follows:

	2011	2010
Balance at beginning of year	$686,000	$518,000
Accruals during the year	690,000	777,000
Changes in estimates of prior period accruals	64,000	(58,000)
Warranty expenditures	(708,000)	(551,000)

Balance at end of year	$732,000	$686,000

Warranty expense was $754,000 and $719,000 for the fiscal years ended June 30, 2011 and 2010, respectively.

NOTE 7 – INCOME TAXES

The provision (benefit) for income taxes for the years ended June 30, 2011 and 2010 are as follows:

	2011	2010
Current:
Federal	$423,000	$(227,000)
State	33,000	(22,000)
Deferred:
Federal	—	(141,000)
State	—	(30,000)

Provision for income taxes	$456,000	$(420,000)

A reconciliation of the expected tax to the amount computed by applying the federal statutory income tax rates to income (loss) before income taxes for the years ended June 30, 2011 and 2010 is as follows:

	2011	2010
Federal income tax provision at the statutory rate	$1,053,000	$(1,152,000)
Change in valuation allowance against net deferred tax assets	(589,000)	710,000
State income taxes, net of federal tax benefit	326,000	(122,000)
Tax incentives	(413,000)	(467,000)
Goodwill impairment	—	322,000
Non-deductible items	38,000	88,000
Unrecognized tax benefits	47,000	176,000
Other	(6,000)	25,000

Provision for (benefit from) income taxes	$456,000	$(420,000)

Deferred income tax assets and liabilities in the accompanying consolidated balance sheets at June 30, 2011 and 2010 are as follows:

Deferred tax assets (liabilities)—current:	2011	2010
Accrued expenses	$377,000	$609,000
Inventories	406,000	581,000
Net operating losses	69,000	112,000
State taxes	1,000	(13,000)
Valuation allowance	(690,000)	(1,080,000)

	$163,000	$209,000

Deferred tax assets (liabilities)—non-current:	2011	2010
Deferred rent	$160,000	$105,000
Intangible assets	991,000	1,178,000
Income tax credit carry forwards	743,000	748,000
State taxes	20,000	24,000
Depreciation	(406,000)	(393,000)
Valuation allowance	(1,671,000)	(1,871,000)

	$(163,000)	$(209,000)

State net operating loss carry forwards at June 30, 2011 and 2010 amount to $1,214,000 and $1,541,000, respectively and will expire at various dates from 2018 through 2032. Federal and state tax credit carry forwards amount to $308,000 and $435,000, respectively, at June 30, 2011, and to $337,000 and $411,000, respectively, at June 30, 2010. These credit carry forwards will expire at various dates from 2012 through 2031.

Significant management judgment is required in determining our provision for income taxes and the recoverability of our deferred tax asset. Such determination is based primarily on our historical taxable income, with some consideration given to our estimates of future taxable income by jurisdictions in which we operate and the period over which our deferred tax assets will be recoverable. Due to cumulative taxable losses in the three years preceding fiscal year 2011, we have maintained a full valuation allowance against our deferred tax assets at June 30, 2011 and 2010, information related to which is as follows:

Balance, July 1, 2010	$(2,951,000)
Net decrease in net deferred tax assets	589,000

Balance, June 30, 2011	$(2,362,000)

As of June 30, 2011, pursuant to ASC 740 (formerly FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”), we have accrued $277,000 of unrecognized tax benefits related to federal and state income tax matters. The amount that would reduce the Company’s income tax expense if recognized and result in a corresponding decrease in the Company’s effective tax rate is $105,000.

Information with respect to our accrual for unrecognized tax benefits is as follows:

Balance, July 1, 2010	$230,000
Additions related to current year tax positions	43,000
Additions related to prior year tax positions	12,000
Reductions related to prior year tax positions	(8,000)

Balance, June 30, 2011	$277,000

We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense when applicable. As of June 30, 2011, no interest or penalties applicable to our unrecognized tax benefits have been accrued since we have sufficient tax attributes available to fully offset any potential assessment of additional tax.

We are subject to U.S. federal income tax, as well as income tax of multiple state tax jurisdictions. We are currently open to audit under the statute of limitations by the Internal Revenue Service for the years ended June 30, 2008 and later. Our state income tax returns are open to audit under the statute of limitations for the years ended June 30, 2007 and later. We do not anticipate a significant change to the total amount of unrecognized tax benefits within the next 12 months.

NOTE 8 – SHARE-BASED COMPENSATION

Stock Options

We have two equity compensation plans, the First Amended and Restated 2004 Stock Option Plan (the “Employees Plan”) and the 2004 Directors Stock Option Plan (the “Directors Plan”) (collectively, the “Plans”), pursuant to which (i) options to purchase share of common stock, or (ii) restricted shares of common stock, may be granted up to an aggregate amount of 833,333 common shares. Upon its adoption, the Employees Plan and the Directors Plan had 666,667 and 166,666 shares of common stock available for issuance, respectively. The Plans are substantially similar, providing for vesting periods, unless otherwise approved by the Board,of five years and six months for the Employees Plan and the Directors Plan, respectively, and allow for the options to be outstanding for a period of up to ten years, subject to forfeit 30 days after the holder ceases to be an employee or 90 days after the holder ceases to be director. At June 30, 2011, options to purchase an aggregate of 142,183 and 11,667 shares under the Employees Plan and the Directors Plan, respectively, are available to grant in future years. Aggregate share-based compensation expense under the Plans for the years ended June 30, 2011 and 2010 are as follows:

	2011	2010
Share-based compensation expense:
Common stock options	$43,000	$23,000
Restricted stock	—	78,000

	$43,000	$101,000

Decrease in basic and diluted earnings per share	$0.01	$0.03

The following assumptions were used in the calculation of share-based compensation expense for options granted during the years ended June 30, 2011 and 2010:

	2011	2010
Dividend rate	None	None
Price volatility	43% - 44%	41% - 52%
Risk-free interest rate	1.8% - 2.4%	3.3% - 4.9%
Expected life	5.25 – 6.5 years	5.25 – 7.5 years

As of June 30, 2011, there was an aggregate of $96,000 of unrecognized compensation cost under the Plans related to 102,000 non-vested outstanding stock options with a per share weighted average value of $2.05. The unrecognized expense is anticipated to be recognized on a straight-line basis over a weighted average period of 2.4 years.

The following is a summary of stock option activity under the Plans for the years ended June 30, 2011 and 2010:

	2011		2010
Fixed Options	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price

Outstanding at beginning of year	194,000	$3.94	311,000	$4.26
Granted	175,000	2.05	22,000	1.57
Exercised	(21,000)	1.27	—	—
Forfeited	(27,000)	4.37	(139,000)	4.29

Outstanding at end of year	321,000	$3.04	194,000	$3.94

Exercisable at end of year	219,000	$3.50	173,000	$4.08
Weighted-average fair value per Option granted during the year		$0.91		$0.66

The following table summarizes information regarding options outstanding and options exercisable under the Plans at June 30, 2011:

	Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted-Average Remaining Contractual Life	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Number Outstanding	Weighted-Average Remaining Contractual Life	Weighted- Average Exercise Price	Aggregate Intrinsic Value
$1.35 to $2.09	193,000	9.0 years	$1.90	$35,884	111,000	8.9 years	$1.84	$26,809
$2.41 to $4.68	84,000	5.8 years	3.52	$—	65,000	5.8 years	3.85	$—
$5.22 to $5.76	20,000	3.5 years	5.51	$—	20,000	3.5 years	5.51	$—
$7.65 to $9.90	24,000	4.1 years	8.65	$—	23,000	4.1 years	8.65	$—

Total	321,000	7.5 years	$3.04	$35,884	219,000	6.6 years	$3.50	$26,809

Our Board of Directors recently approved an increase in available shares under the Plans of an additional 500,000 shares, with 400,000 and 100,000 shares distributed between the Employees Plan and the Directors Plan, respectively. Each of the Plans, as modified, will be placed before our shareholders for approval at our 2011 Annual Shareholders’ Meeting. Accordingly, these additional shares have not been included in the information presented in the foregoing paragraphs.

Restricted Stock

In connection with the employment agreement with our Chief Executive Officer, a restricted stock grant of 113,334 shares of common stock was made in February 2007. These shares vested in four equal installments of 25% or 28,333 shares, with the first such installment occurring at the date of grant, and succeeding installments occurring in each of the three years in the period that ended in fiscal year 2010. The per share price of our common stock at the date of the grant was $4.14, which was used to calculate the fair value of the grant. Compensation expense, amounting to zero and $78,000 for fiscal years 2011 and 2010, respectively, was recognized over the vesting period of the grant.

NOTE 9 – BASIC AND DILUTED NET INCOME (LOSS) PER SHARE

Potentially dilutive securities, consisting of options to purchase shares of our common stock as described in Note 8, are not included in the fiscal year 2010 diluted loss per share calculation due to their anti-dilutive effect on the diluted loss per share calculations for that year. Accordingly, there is no difference between the basic and diluted per share calculations for fiscal year 2010.

The difference in the weighted average shares outstanding used in the calculation of basic and diluted earnings per share for fiscal year 2011 is as follows:

Net income	$2,640,000
Basic:
Weighted average common shares outstanding	3,264,936

Shares used in the computation of basic net income per share	3,264,936

Net income per share—basic	$0.81

Diluted:
Shares used in the computation of basic net income per share	3,264,936
Net shares assumed issued using the treasury stock method for outstanding common stock options	22,479

Shares used in the computation of diluted net income per share	3,287,415

Net income per share—diluted	$0.80

Options having exercise prices that are greater than the per share market price for our common stock have also been excluded from the diluted per share calculation for fiscal year 2011. Shares represented by such options amounted to 107,508.

NOTE 10 – MAJOR CUSTOMERS

Information with respect to two customers, both accounting for sales in excess of 10% of our total sales in each of the years ended June 30, 2011 and 2010, is as follows:

	2011		2010
	Revenues	Accts. Rec.	Revenues	Accts. Rec.
Customer 1	$12,289,000	$1,060,000	$9,268,000	$1,097,000
Customer 2	$4,371,000	$430,000	$4,770,000	$365,000

In December 2009 our largest customer informed us that is was in the process of developing, and planned to eventually manufacture, its own surgical devices which are functionally comparable to the products the Company currently provides to the customer. Pro-Dex has been the exclusive manufacturer of these products since they were developed.

We currently provide the Customer with two products (“Product A” and “Product B”) and repair services for such products. Sales for each of these categories for each of the two most recent fiscal years were as follows:

	Sales		Average % of Total
	2011	2010
Product A	$4,299,000	$4,398,000	40.3%
Product B	6,701,000	3,965,000	49.5%
Repairs	1,289,000	905,000	10.2%

	$12,289,000	$9,268,000	100.0%

On June 21, 2011, the Customer indicated that it planned to purchase all of the products it currently has on order with us for Products A and B but did not plan to place any new orders with us for these products. The Customer currently has orders of (i) $793,000 for Product A scheduled for delivery through September 2011 and (ii) $4,169,000 for Product B scheduled for delivery through April 2012. The Customer has indicated that its plan is contingent on several factors, including the registration of the Customer’s product in a foreign jurisdiction and the successful completion of its field testing for the product that will replace Product B. The Customer indicated that the results to date from the field testing have been positive but that the number of units and length of service in the field are still insufficient to draw conclusions.

In addition, the Customer indicated that it plans to limit repair requests from us to those Products A and B that are covered by our product warranty, thus most likely nearly eliminating repair revenue (for out-of-warranty products) for us.

Based on the foregoing, it is probable that revenue otherwise attributable to this Customer will begin to decline during the first half of fiscal year 2012 and could decline to zero or a negligible amount by the end of fiscal year 2012.

However, the Customer is not obligated either to abide by the timetables it has communicated to us or to update us as to the status of its current plan. Accordingly, we are unable to know or predict the status of the Customer’s plan or initiatives on an ongoing basis. The Customer could accelerate, delay or terminate its transition to its own products at any time and without notice to us, which could have a material impact on our revenues. The identity of the Customer is protected by a confidentiality agreement.

We are continuing to implement the steps of a strategic plan, the objective of which is to identify and capture additional revenue opportunities. There can be no assurance, however, as to either the timing or success of achieving this objective, and it would be our intent to reduce operating costs, if and as necessary, to minimize the impact of a revenue reduction, should it occur. In the event that the Customer’s future purchases are reduced beyond the realization of such opportunities or cost reductions, we are likely to experience a material and adverse impact on our business.

NOTE 11 – FAIR VALUE MEASUREMENTS

Fair value is measured based on the prices that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value measurements are based on a three-tier hierarchy that prioritizes the inputs used to measure fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions.

Cash and cash equivalents: The carrying value of cash and cash equivalents is considered to be representative of their fair values based on the short term nature of these instruments. As such, cash and cash equivalents are classified within Level 1 of the valuation hierarchy.

Land and building: As discussed in Note 3, we determined in fiscal year 2010 that the carrying value of the land and building we own in Carson City, Nevada was impaired, and accordingly was written down to to estimated fair value based on then-existing market conditions and data related to comparable transactions. As such, the land and building are classified within Level 2 of the valuation hierarchy.

Although the methods above may produce a fair value calculation that may not be indicative of the net realizable value or reflective of future fair values, the Company believes its valuation methods are appropriate.

NOTE 12 – GOODWILL

Goodwill was associated with two reporting units and their related acquisitions: (a) our Irvine, California operations arising from our acquisition of Micro Motors, Inc. in 1995, and (b) our Carson City, Nevada operations arising from our acquisition of Astromec, Inc. in 2006.

In fiscal year 2010, we determined that goodwill related to both these reporting units had been impaired, due to (a) the impending loss of our Irvine operation’s largest customer, as discussed in Note 10 and (b) intercompany product synergies from our Carson City operation, anticipated when acquiring Astromec, Inc., not being realized.

In estimating the fair value of these reporting units, we considered the market and the income approaches. The market approach compares the reporting unit with guideline publicly-traded companies. Valuation multiples are calculated from the selected companies to provide an indication of how much a current investor in the marketplace would be willing to pay for a company with similar characteristics as the reporting unit. The income approach measures the projected cash flows expected to be realized from the reporting unit, discounted to a present value at a rate that considers the degree of risk associated with the realization of the projected monetary benefits. This discount rate is reached by calculating the weighted average cost of capital as determined by the Capital Asset Pricing Model, and was considered to reflect the view of market participants as described in Note 11.

The valuation approaches described above led to the determination that fair value of each of the reporting units was less than the carrying value of their respective net assets, thus identifying impairment in the carrying amount of goodwill associated with each unit. In measuring the extent of the impairment, it was determined that all the remaining goodwill for these two reporting units was impaired. As a result of the foregoing, an impairment charge aggregating $2,997,000 was recorded in fiscal year 2010 and goodwill has no remaining value on our consolidated balance sheets at June 30, 2011 and 2010.

NOTE 13 – SUBSEQUENT EVENTS

We have evaluated events or transactions that occurred after the balance sheet date of June 30, 2011 and have identified no such events or transactions which required adjustment to, or disclosure in, these Consolidated Financial Statements other than as presented in such financial statements and the Notes thereto, including Note 5, “Commitments and Contingencies.”

Index to Exhibits

Exhibit No.	Document

3.1	Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K filed April 23, 2007).

3.2	Articles of Amendment to Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K filed December 5, 2007).

3.3	Articles of Amendment to Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K filed June 18, 2010).

3.4	Amended and Restated Bylaws, dated January 31, 2011 (incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K filed February 4, 2011)

10.1*	1994 Employees Stock Option Plan, as amended (incorporated herein by reference to Exhibit 10.22 to the Company’s Registration Statement on Form S-4 filed April 13, 1994).

10.2*	1994 Directors Stock Option Plan as amended (incorporated herein by reference to Exhibit 10.22 to the Company’s Registration Statement on Form S-4 filed April 13, 1994).

10.3*	First Amended and Restated 2004 Stock Option Plan (incorporated herein by reference to Exhibit 4.0 to the Company’s Form S-8 filed March 9, 2007).

10.4*	2004 Directors Stock Option Plan (incorporated herein by reference to Exhibit 4.2 to the Company’s Form S-8 filed January 23, 2004).

10.5	Asset Purchase Agreement, dated October 31, 2005 between IntraVantage, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed November 2, 2005).

10.6	Exclusive License Agreement, dated October 31, 2005, between Pro-Dex, Inc. and IntraVantage, Inc. (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed November 2, 2005).

10.7	Royalty Agreement, dated October 31, 2005, between Pro-Dex, Inc. and IntraVantage, Inc. (incorporated herein by reference to Exhibit 10.3 to the Company’s Form 8-K filed November 2, 2005).

10.8	Asset Purchase Agreement, dated January 5, 2006 between Pro-Dex, Astromec, Inc., Astromec, Inc., M.D. Glover, Inc., Malcolm D. Glover, Jr., and Malcolm D. Glover, Sr. (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed January 6, 2006).

10.9	Purchase and Sale Agreement and Escrow Instructions, dated January 3, 2006, between Pro-Dex, Inc. and M.D. Glover, Inc. (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed January 6, 2006).

10.10	Credit Agreement, dated November 1, 2007, between Pro-Dex, Inc. and Wells Fargo Bank, N.A. (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed November 20, 2007).

10.11	First Amendment to Credit Agreement, dated November 17, 2008, between Pro-Dex, Inc. and Wells Fargo Bank, N.A. (incorporated herein by reference to Exhibit 10.3 to the Company’s Form 8-K filed January 13, 2009).

10.12	Term Note in favor of Wells Fargo Bank, N.A. dated November 17, 2008 (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed January 13, 2009).

10.13	Forbearance Letter, dated May 12, 2009, between Pro-Dex, Inc. and Wells Fargo Bank, N.A. (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-Q filed May 14, 2009).

10.14	Third Amendment to Credit Agreement, dated June 22, 2009, between Pro-Dex, Inc. and Wells Fargo Bank, N.A. (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed July 6, 2009).

10.15	Fourth Amendment to Credit Agreement, dated June 30, 2009, between Pro-Dex, Inc. and Wells Fargo Bank, N.A. (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed July 6, 2009.

10.16	Revolving Line of Credit Note and Fifth Amendment to Credit Agreement, dated November 1, 2009, with Wells Fargo Bank, N.A. (incorporated herein by reference to Exhibit 10.1 to Form 10-Q filed October 29, 2009).

10.17*	Form of Indemnification Agreement for directors and certain officers (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed October 29, 2008).

10.18*	Employment Agreement with Mark Murphy dated July 14, 2010 (incorporated herein by reference to Exhibit 10.4 to the Company’s Form 8-K filed July 16, 2010).

10.19	Lease agreement with Irvine Business Properties, dated August 3, 2007 (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed August 23, 2007).

10.20*	Severance Agreement between Jeffrey J. Ritchey and Pro-Dex, Inc. dated January 7, 2008 (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed January 9, 2008).

10.21*	Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed July 16, 2010).

10.22*	Annual Incentive Plan for the Senior Management (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed July 16, 2010).

10.23*	Description of Non-Employee Director Compensation Program (incorporated herein by reference to Exhibit 10.3 to the Company’s Form 8-K filed July 16, 2010).

10.24*	Separation Agreement between Pro-Dex, Inc. and Jeffrey S. Ritchey, dated October 7, 2010 (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed October 12, 2010).

10.25*	Employment Arrangement between Pro-Dex, Inc. and Harold A. Hurwitz (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed October 12. 2010).

10.26*	Long-Term Incentive Plan as amended on October 7, 2010 (incorporated herein by reference to Exhibit 10.3 to the Company’s Form 8-K filed October,12, 2010).

10.27	Business Loan Agreement, dated as of February 4, 2011, between Pro-Dex, Inc. and Union Bank, National Association (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed February 10, 2011).

10.28	Revolving Credit Line Note, dated as of February 4, 2011, by Pro-Dex, Inc. in favor of Union Bank, National Association (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed February 10, 2011).

10.29	Non-Revolving Credit Line Note, dated as of February 4, 2011, by Pro-Dex, Inc. in favor of Union Bank, National Association (incorporated herein by reference to Exhibit 10.3 to the Company’s Form 8-K filed February 10, 2011).

10.30	Term Loan Note, dated as of February 4, 2011, by Pro-Dex, Inc. in favor of Union Bank, National Association (incorporated herein by reference to Exhibit 10.4 to the Company’s Form 8-K filed February 10, 2011).

10.31	Security Agreement, dated as of February 4, 2011, by Pro-Dex, Inc. in favor of Union Bank, National Association (incorporated herein by reference to Exhibit 10.5 to the Company’s Form 8-K filed February 10, 2011).

10.32	Security Agreement, dated as of February 4, 2011, by Pro-Dex Astromec, Inc. in favor of Union Bank, National Association (incorporated herein by reference to Exhibit 10.6 to the Company’s Form 8-K filed February 10, 2011.)

10.33*	Employee Severance Policy, adopted July 1, 2011 (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed July 7, 2011).

10.34*	Change of Control Agreement entered into between Pro-Dex, Inc. and Harold A. Hurwitz, dated July 19, 2011 (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed July 22, 2011).

21.1	List of Subsidiaries (incorporated herein by reference to Exhibit 21.1 to the Company’s Form 10-KSB filed September 28, 2007).

23.1 xx	Consent Letter of Moss Adams LLP.

31.1 xx	Certification of the Chief Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 xx	Certifications of the Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 xx	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Denotes management contract or compensatory arrangement required to be filed as an exhibit to the Form 10-K.
xx	Filed Herewith.

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

/ s / Mark P. Murphy	September 12, 2011
Mark P. Murphy	Date
President, Chief Executive Officer and Director
(Principal Executive Officer)

/ s / Harold A. Hurwitz	September 12, 2011
Harold A. Hurwitz	Date
Treasurer, Chief Financial Officer & Secretary
(Principal Financial and Accounting Officer)

/ s / George J. Isaac	September 12, 2011
George J. Isaac	Date
Director

/ s / William L. Healey	September 12, 2011
William L. Healey	Date
Director

/ s / Michael J. Berthelot	September 12, 2011
Michael J. Berthelot	Date
Director

/ s / David Holder	September 12, 2011
David Holder	Date
Director