Form 10-Q
period 2011-09-30
PRO DEX INC
filed 2011-11-09
CIK 788920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company under Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock outstanding as of the latest practicable date: 3,272,350 shares of Common Stock, no par value, as of November 9, 2011.

INDEX

Pro-Dex, Inc.

Item 1.	Financial Statements

PRO-DEX, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	September 30, 2011	June 30, 2011
ASSETS
Current assets:
Cash and cash equivalents	$4,907,000	$4,689,000
Accounts receivable, net of allowance for doubtful accounts of $8,000 at September 30, 2011 and $7,000 at June 30, 2011	2,330,000	3,128,000
Other receivables	24,000	12,000
Inventories	4,041,000	3,703,000
Prepaid expenses	264,000	145,000
Deferred income taxes	162,000	163,000

Total current assets	11,728,000	11,840,000
Property, plant, equipment and leasehold improvements, net	3,534,000	3,661,000
Other assets	53,000	60,000

Total assets	$15,315,000	$15,561,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,163,000	$1,207,000
Accrued expenses	1,804,000	2,379,000
Income taxes payable	80,000	78,000
Current portion of bank term loan	357,000	357,000

Total current liabilities	3,404,000	4,021,000

Non-current liabilities:
Bank term loan	685,000	774,000
Deferred income taxes	162,000	163,000
Deferred rent	282,000	279,000

Total non-current liabilities	1,129,000	1,216,000

Total liabilities	4,533,000	5,237,000

Commitments and contingencies
Shareholders’ equity:
Common shares; no par value; 50,000,000 shares authorized; 3,272,350 shares issued and outstanding at September 30, 2011 and at June 30, 2011	16,756,000	16,744,000
Accumulated deficit	(5,974,000)	(6,420,000)

Total shareholders’ equity	10,782,000	10,324,000

Total liabilities and shareholders’ equity	$15,315,000	$15,561,000

See notes to condensed consolidated financial statements.

PRO-DEX INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	For The Three Months Ended September 30,
	2011	2010
Net sales	$6,030,000	$5,829,000
Cost of sales	3,701,000	3,645,000

Gross profit	2,329,000	2,184,000

Operating expenses:
Selling expenses	374,000	424,000
General and administrative expenses	836,000	764,000
Research and development costs	662,000	591,000

Total operating expenses	1,872,000	1,779,000

Income from operations	457,000	405,000

Other income (expense):
Interest expense, net	(10,000)	(57,000)

Total other income (expense)	(10,000)	(57,000)

Income before provision for income taxes	447,000	348,000

Provision for income taxes	1,000	6,000

Net income	$446,000	$342,000

Net income per share:
Basic	$0.14	$0.11
Diluted	$0.14	$0.10
Weighted average shares outstanding — basic	3,272,350	3,251,850
Weighted average shares outstanding — diluted	3,280,045	3,263,366

See notes to condensed consolidated financial statements.

PRO-DEX, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For The Three Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net income	$446,000	$342,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	169,000	172,000
Allowance for doubtful accounts	1,000	(12,000)
Share-based compensation	12,000	4,000
Deferred taxes	—	(18,000)
Changes in:
Accounts receivable	785,000	(18,000)
Inventories	(338,000)	(621,000)
Prepaid expenses	(119,000)	(36,000)
Other assets	8,000	17,000
Accounts payable and accrued expenses	(616,000)	582,000
Income taxes payable	1,000	(31,000)

Net cash provided by operating activities	349,000	381,000

Cash flows from investing activities:
Purchases of equipment and leasehold improvements	(42,000)	(6,000)

Net cash used in investing activities	(42,000)	(6,000)

Cash flows from financing activities:
Principal payments on term loan	(89,000)	(100,000)
Principal payments on mortgage	—	(1,528,000)

Net cash used by financing activities	(89,000)	(1,628,000)

Net increase (decrease) in cash and cash equivalents	218,000	(1,253,000)
Cash and cash equivalents, beginning of period	4,689,000	3,794,000

Cash and cash equivalents, end of period	$4,907,000	$2,541,000

Supplemental Information
Cash payments for interest	$11,000	$68,000

Cash payments for income taxes	$—	$55,000

See notes to condensed consolidated financial statements.

PRO-DEX, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Pro-Dex, Inc. (“we”, “us”, “our”, “Pro-Dex” or the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-K. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the audited financial statements presented in our Annual Report on Form 10-K for the fiscal year ended June 30, 2011. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results of operations for such interim periods are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended June 30, 2011.

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued amended guidance on fair value measurement and related disclosures. The new guidance clarified the concepts applicable for fair value measurement of non-financial assets and requires the disclosure of quantitative information about the unobservable inputs used in a fair value measurement. This guidance will be effective for reporting periods beginning after December 15, 2011, and will be applied prospectively. We are in the process of evaluating the financial and disclosure impact of this guidance. We do not anticipate a material impact on our consolidated financial statements as a result of the adoption of this amended guidance.

In June 2011, the FASB issued amended guidance on the presentation of comprehensive income. The amended guidance eliminates one of the presentation options provided by current U.S. GAAP, that is to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. In addition, it gives an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This guidance will be effective for reporting periods beginning after December 15, 2011 and will be applied retrospectively. We are in the process of evaluating the disclosure impact of this guidance.

NOTE 2. INVENTORIES

Inventories are stated at the lower of cost (the first-in, first-out method) or market and consist of the following:

	September 30, 2011	June 30, 2011
Raw materials	$1,404,000	$1,520,000
Work in process	1,102,000	746,000
Finished goods	1,535,000	1,437,000

Total inventories	$4,041,000	$3,703,000

NOTE 3. WARRANTY

The warranty accrual is based on historical costs of warranty repairs and expected future identifiable warranty expenses, and is included in accrued expenses in the accompanying consolidated balance sheets. As of September 30 and June 30, 2011, the warranty reserve amounted to $713,000 and $732,000, respectively. Warranty expenses are included in cost of sales in the accompanying consolidated statements of income. Changes in estimates to previously established warranty accruals result from current period updates to assumptions regarding repair costs and warranty return rates, and are included in current period warranty expense. The total warranty expense for the three months ended September 30, 2011 and 2010 was $234,000 and $104,000, respectively.

Information regarding the accrual for warranty costs for the three months ended September 30, 2011 and 2010 are as follows:

	2011	2010
Balance, beginning of period	$732,000	$686,000
Accruals during the period	$135,000	$164,000
Changes in estimates of priod period accruals	$99,000	$(60,000)
Warranty expenditures	$(253,000)	$(108,000)

Balance, end of period	$713,000	$682,000

NOTE 4. NET INCOME PER SHARE

The difference in the weighted average shares outstanding used in the calculation of basic and diluted earnings per share for the three months ended September 30, 2011 and 2010 is as follows:

	2011	2010
Net income	$446,000	$342,000
Basic:
Weighted average common shares outstanding	3,272,350	3,251,850

Shares used in the computation of basic net income per share	3,272,350	3,251,850

Net income per share — basic	$0.14	$0.11

Diluted:
Shares used in the computation of basic net income per share	3,272,350	3,251,850
Net shares assumed issued using the treasury stock method for outstanding common stock options	7,695	11,516

Shares used in the computation of diluted net income per share	3,280,045	3,263,366

Net income per share — diluted	$0.14	$0.10

Options having exercise prices that are greater than the per share market price for our common stock have been excluded from the diluted per share calculation due to their anti-dilutive effect. Shares represented by such options amounted to 277,508 and 143,509 for the three months ended September 30, 2011 and 2010, respectively

NOTE 5. BANK DEBT

Union Bank Credit Facility

On February 4, 2011, we entered into a credit facility agreement with Union Bank that provides for the following:

•	A revolving credit line of up to $1,500,000 in borrowing availability, under which no amounts have been borrowed;

•	A non-revolving credit line of up to $350,000 in borrowing availability for the purchase of equipment, under which no amounts have been borrowed; and

•	A term loan of $1,250,000, of which $1,042,000 was outstanding at September 30, 2011.

The maximum amount of borrowing under the revolving credit line is the lesser of:

(a)	$1,500,000; or

(b)	the sum of 80% of eligible domestic accounts receivable, plus the lesser of:

(i)	$400,000; or

(ii)	15% of the eligible raw materials and finished goods inventories.

Based on the foregoing, at September 30, 2011 we had the ability to borrow up to $1,422,000 on the revolving line of credit.

The revolving credit line’s terms require monthly interest payments based on borrowed amounts at a floating interest rate, calculated as Union Bank’s Reference Rate plus 0.5% (an aggregate interest rate of 3.75% at September 30, 2011). The line’s initial term expires on December 15, 2012, after which it is renewable annually at Union Bank’s option. Should Union Bank decide not to renew the line, it must give us a 60-day notice of such decision.

The terms of the non-revolving credit line, which is to be used for equipment purchases, require monthly interest payments based on borrowed amounts at a floating interest rate, calculated as Union Bank’s Reference Rate plus 0.5% (an aggregate interest rate of 3.75% at September 30, 2011). The line has a one-year term, after which amounts outstanding under the line at the end of the term will automatically convert into a three-year term loan at a floating interest rate calculated in the same manner as described above with respect to the non-revolving credit line.

The terms of the $1.25 million term loan, the proceeds of which were used to pay off in full the Wells Fargo term loan described below, require monthly principal payments of $29,762, plus interest over its 42-month term. The term loan bears interest at a floating rate, calculated as Union Bank’s Reference Rate plus 0.5% (an aggregate interest rate of 3.75% at September 30, 2011).

All personal property assets of the Company collateralize the outstanding borrowings under the Union Bank credit facility.

The Union Bank credit facility agreement contains financial covenants that require us to comply with minimum quarterly liquidity and annual profitability thresholds, non-financial covenants that include monthly, quarterly and annual reporting requirements, and certain operational restrictions. At September 30, 2011, we were in compliance with these covenants and requirements.

Wells Fargo Bank Credit Facility

From November 2008 until February 4, 2011, we had a credit facility with Wells Fargo Bank consisting of the following:

•	A revolving credit line of up to $1,000,000 in borrowing availability, under which no amounts were outstanding during its term; and

•

A five-year term loan with an initial balance of $2,000,000, of which $1,367,000 was outstanding at September 30, 2010. On February 4, 2011, the term loan was paid off in full, as discussed further above.

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

Significant management judgment is required in determining our provision for income taxes and the recoverability of our deferred tax assets. Such determination is based primarily on our historical taxable income, with some consideration given to our estimates of future taxable income by jurisdictions in which we operate and the period over which our deferred tax assets will be recoverable. Due to cumulative taxable losses during the past three years, we maintained a $2,362,000 valuation allowance against our deferred tax assets as of June 30, 2011.

As of September 30, 2011, the valuation allowance against our deferred tax assets is approximately $2,211,000. The change in valuation allowance is due primarily to the expected realization of deferred tax attributes in the current year.

As of September 30, 2011, we have accrued $285,000 of unrecognized tax benefits related to federal and state income tax matters. The amount that would reduce the Company’s income tax expense if recognized and result in a corresponding decrease in the Company’s effective tax rate is $105,000.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at July 1, 2011	$277,000
Additions based on tax positions related to the current year	8,000

Balance at September 30, 2011	$285,000

We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense when applicable. As of September 30, 2011, no interest or penalties applicable to our unrecognized tax benefits have been accrued since we have sufficient tax attributes available to fully offset any potential assessment of additional tax.

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

NOTE 7. SHARE-BASED COMPENSATION

We have two equity compensation plans, the First Amended and Restated 2004 Stock Option Plan (the “Employees Plan”) and the 2004 Directors Stock Option Plan (the “Directors Plan”) (collectively, the “Plans”), pursuant to which (i) options to purchase share of common stock, or (ii) restricted shares of common stock, may be granted up to an aggregate amount of 833,333 common shares. Upon its adoption, the Employees Plan and the Directors Plan had 666,667 and 166,666 shares of common stock available for issuance, respectively. The Plans are substantially similar, providing for vesting periods, unless otherwise approved by the Board, of five years and six months for the Employees Plan and the Directors Plan, respectively, and allow for the options to be outstanding for a period of up to ten years, subject to forfeit 30 days after the holder ceases to be an employee or 90 days after the holder ceases to be director. At September 30, 2011, options to purchase an aggregate of 27,183 and 11,667 shares under the Employees Plan and the Directors Plan, respectively, are available to grant in future years. Aggregate share-based compensation expense under the Plans for the three months ended September 30, 2011 and 2010 are as follows:

	2011	2010
Share-based compensation expense
Common stock options	$12,000	$4,000

Decrease in net income	$12,000	$4,000

Decrease in basic and diluted earnings per share	$0.00	$0.00

The following weighted-average assumptions were used in the calculation of share-based compensation expense for options granted during the three months ended September 30, 2011 and 2010:

	2011	2010
Dividend rate	None	None
Price volatility	42%	44%
Risk-free interest rate	0.9% - 1.4%	1.8% - 2.4%
Expected life	6.5 years	5.25 years

As of September 30, 2011, there was an aggregate of $115,000 of unrecognized compensation cost under the Plans related to 208,000 non-vested outstanding stock options with a per share weighted average value of $1.22. The unrecognized expense is anticipated to be recognized on a straight-line basis over a weighted average period of 2.5 years. Following is a summary of stock option activity for the three months ended September 30, 2011 and 2010:

	2011		2010
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of period	320,842	$3.04	193,843	$3.94
Granted	115,000	1.80	5,000	1.89
Exercised	—	—	—	—
Forfeited	—	—	—	—

Outstanding at end of period	435,842	$2.71	198,843	$3.88

Exercisable at end of period	228,064	$3.44	181,758	$3.96
Weighted-average fair value per option granted during the period		$0.78		$0.79

Following is a summary of information regarding options outstanding and options exercisable at September 30, 2011:

	Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding	Average Contractual Life	Average Exercise Price	Aggregate Intrinsic Value	Number Outstanding	Average Remaining Contractual Life	Average Exercise Price	Aggregate Intrinsic Value
$1.35 to $2.09	308,334	9.2 years	$1.86	$46,617	120,001	8.6 years	$1.85	$21,417
$2.41 to $4.68	84,173	5.6 years	3.52	—	64,729	5.6 years	3.85	—
$5.22 to $5.76	20,001	3.2 years	5.51	—	20,001	3.2 years	5.51	—
$7.65 to $9.90	23,334	3.8 years	8.65	—	23,334	3.8 years	8.65	—

Total	435,842	8.0 years	$2.71	$46,617	228,064	6.5 years	$3.44	$21,417

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

NOTE 8. MAJOR CUSTOMERS

Information with respect to two customers, both accounting for sales in excess of 10% of our total sales in each of the three-month periods ended September 30, 2011 and 2010, is as follows:

	2011		2010
	Sales	Accounts Receivable	Sales	Accounts Receivable
Customer 1	$1,661,000	$545,000	$750,000	$406,000
Customer 2	$2,388,000	$632,000	$2,783,000	$843,000

In December 2009, our largest customer informed us that it was in the process of developing, and planned to eventually manufacture, its own surgical devices which are functionally comparable to the products we currently provide to the customer. We have been the exclusive manufacturer of these products since they were developed.

We currently provide this Customer with two products (“Product A” and “Product B”) and repair services for such products. Sales for each of these categories for the three months ended September 30, 2011 and 2010 were as follows:

	2011	2010	Average % of Total
Product A	$793,000	$1,642,000	56%
Product B	1,191,000	894,000	34%
Repairs	404,000	247,000	10%

	$2,388,000	$2,783,000	100%

On June 21, 2011, the Customer indicated that it planned to purchase all of the products it currently had on order with us for Products A and B but did not plan to place any new orders with us for these products. During the period from July 1 through October 31, 2011, the Customer amended its purchase orders to adjust the mix of product and the timing of delivery. As a result, during this period we sold to the Customer $793,000 and $1,638,000 of Product A and Product B, respectively. As of October 31, 2011, the Customer has remaining orders of (i) $940,000 for Product A scheduled for delivery through April 2012 and (ii) $1,638,000 for Product B scheduled for delivery through February 2012.

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

In addition, the Customer indicated that it plans to limit repair requests from us to those Products A and B that are covered by our product warranty, thus most likely nearly eliminating repair revenue for out-of-warranty products.

Resulting from the foregoing, revenue attributable to the Customer could decline to zero or a negligible amount by the end of fiscal year 2012.

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

We are continuing to implement steps to identify and capture additional revenue opportunities. There can be no assurance, however, as to either the timing or success of achieving this objective, and it would be our intent to reduce operating costs, if and as necessary, to minimize the impact of a revenue reduction, should it occur. In the event that the Customer’s future purchases are reduced beyond the realization of such opportunities or cost reductions, we are likely to experience a material and adverse impact on our business.

NOTE 9. COMMITMENTS AND CONTINGENCIES

In April 2011, we settled the lawsuit filed against us in June 2008 by the Orange County Water District (“OCWD”) for alleged groundwater contamination from our former site in Santa Ana, California. At the time of our settlement, the lawsuit included approximately 45 defendants associated with past or current operations in a three-mile diameter area covering parts of Santa Ana and Irvine, California that OCWD calls the “South Basin.” On May 3, 2011, we timely paid the full settlement amount of $250,000 to OCWD, with funds provided by our insurer. Therefore, the settlement did not result in any material adverse impact to our cash flow or results of operations. On August 1, 2011, we effected the dismissal with prejudice and thereby concluded our involvement in the lawsuit.

In February 2011, another defendant in the lawsuit described above supplied us with a copy of a document entitled Site Discovery Report, Southeast Santa Ana Project DTSC — Cypress Region, dated February 2010 (the “Report”). The Report was prepared by the Cypress regional office of the Cal/EPA Department of Toxic Substances Control (“DTSC”) for Region 9 of the U.S. Environmental Protection Agency (“USEPA”) under an agreement between the two agencies. The purpose of the Report was to identify sites within an area of southeast Santa Ana, California that may be sources of groundwater contamination previously detected in that area. The Report identified 25 sites, including our former Santa Ana site, for further screening by DTSC staff over the next two years. DTSC has informed us that no further evaluation of our former site took place during fiscal year 2011, and that it has decided not to evaluate our former site during fiscal year 2012. It is uncertain whether future developments, if any, from DTSC’s screening process would have any application to our former site.

In general, we are from time to time a party to various legal proceedings incidental to our business, none of which we consider may be material. There can be no certainty, however, that we may not ultimately incur liability or that such liability will not be material and adverse.

NOTE 10. FAIR VALUE MEASUREMENTS

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

Land and building: In the fourth quarter of fiscal year 2010, we determined that the carrying value of the land and building we own in Carson City, Nevada was impaired, and accordingly was written down to estimated fair value based on then-existing market conditions and data related to comparable transactions. As such, the land and building are classified within Level 2 of the valuation hierarchy.

Although the methods above may produce a fair value calculation that may not be indicative of the net realizable value or reflective of future fair values, the Company believes its valuation methods are appropriate.

NOTE 11. SUBSEQUENT EVENTS

We have evaluated events or transactions that occurred after the balance sheet date of September 30, 2011 and have identified no such events or transactions which require adjustment to, or disclosure in, these financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

COMPANY OVERVIEW

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of the results of operations and financial condition of Pro-Dex, Inc. (“Company”, “Pro-Dex”, “we”, “our” or “us”) for each of the three month periods ended September 30, 2011 and 2010. This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and the Notes thereto included elsewhere in this report. This report contains certain forward-looking statements and information. The cautionary statements included herein should be read as being applicable to all related forward-looking statements wherever they may appear. Our actual future results could differ materially from those discussed herein.

Except for the historical information contained herein, the matters discussed in this report, including, but not limited to, discussions of our product development plans, business strategies and market factors influencing our results, are forward-looking statements that involve certain risks and uncertainties. Actual results may differ from those anticipated by us as a result of various factors, both foreseen and unforeseen, including, but not limited to, our ability to continue to develop new products and increase sales in markets characterized by rapid technological evolution, consolidation within our target marketplace and among our competitors, and competition from larger, better capitalized competitors. Many other economic, competitive, governmental and technological factors could impact our ability to achieve our goals. You are urged to review the risks, uncertainties and other cautionary language described in this report, as well as in our other public disclosures and reports filed with the Securities and Exchange Commission (“SEC”) from time to time, including, but not limited to, the risks, uncertainties and other cautionary language discussed in our Annual Report on Form 10-K for our fiscal year ended June 30, 2011.

With operations in Irvine, California, Carson City, Nevada and Beaverton, Oregon, we provide products used in medical, aerospace, military, research and industrial applications. Experience in surgical devices, fractional horsepower motors and multi-axis motion control applications allows us to develop products that require high precision in harsh environments.

Our products are found in hospitals, dental offices, medical engineering labs, commercial and military aircraft, scientific research facilities and high tech manufacturing operations around the world. The names of Micro Motors, Astromec and Oregon Micro Systems are used for marketing purposes as brand names.

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

In the fourth quarter of fiscal year 2010, we determined that recovery of the carrying value ascribed to the land and building acquired in the purchase of Astromec, Inc. in 2006 was impaired due to the insufficiency of estimated undiscounted future cash flows, and we recorded a charge, amounting to $1,307,000, to write down the carrying value of the land and building to estimated fair value based on then-existing market conditions and data related to comparable transactions.

Share-Based Compensation

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

Income Taxes

We recognize deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of our assets and liabilities along with net operating loss and tax credit carryovers. Deferred tax assets at September 30 and June 30, 2011 consisted primarily of basis differences related to research and development tax credit utilization, intangible assets, accrued expenses and inventories.

Significant management judgment is required in determining our provision for income taxes and the recoverability of our deferred tax assets. Such determination is based on our historical taxable income, with consideration given to our estimates of future taxable income and the periods over which deferred tax assets will be recoverable. We record a valuation allowance against deferred tax assets to reduce the net carrying value to an amount that we believe is more likely than not to be realized. When we establish or reduce the valuation allowance against deferred tax assets, the provision for income taxes will increase or decrease, respectively, in the period such determination is made. At September 30 and June 30, 2011, we maintained a valuation allowance against the entire balance of our deferred tax assets, net of deferred tax liabilities.

Description of Business

The majority of our revenue is derived from designing, developing and manufacturing surgical devices for the medical device and dental industries, fractional horsepower motors for aerospace, medical and military applications, and motion control software and hardware for industrial and scientific applications. The proportion of total sales by customer type is as follows:

	Three months Ended September 30,
	2011		2010
	(Dollars in thousands)
Customer type
Medical	$4,221	70%	$3,403	58%
Aerospace	815	14%	601	10%
Industrial	642	11%	897	15%
Dental	264	4%	435	8%
Government and other	88	1%	493	9%

Total sales	$6,030	100%	$5,829	100%

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

We are generally able to fill orders for recurring product within 60 days from initial order receipt. At September 30, 2011, we had a backlog, including orders for delivery beyond 60 days, of $11.2 million. We may experience variability in our new order bookings due to various reasons, including, but not limited to, the timing of major new product launches and customer planned inventory builds. However, we do not typically experience seasonal fluctuations in our shipments and revenues.

RESULTS OF OPERATIONS

Comparison of the three-month periods ended September 30, 2011 and 2010

The following table sets forth certain financial data for the three months ended September 30, 2011 and 2010:

	2011		2010
	(Dollars in thousands)
Net sales	$6,030	100%	$5,829	100%
Cost of sales	3,701	62%	3,645	63%

Gross profit	2,329	38%	2,184	37%
Selling, general and administrative expenses	1,210	20%	1,188	20%
Research and development costs	662	11%	591	10%

Income from operations	457	7%	405	7%
Interest expense and other, net	10	0%	57	1%

Income before provision for income taxes	447	7%	348	6%
Provision for income taxes	1	0%	6	0%

Net income	$446	7%	$342	6%

Net sales for the three months ended September 30, 2011 increased $201,000, or 3%, to $6,030,000 from $5,829,000 for the three months ended September 30, 2010. Fractional horsepower motor sales grew $337,000, or 52%, primarily due to increased sales of $176,000 to our largest customer for these products, and increased sales of $152,000 in aggregate from two additional customers. Medical device sales increased $249,000, or 6%, due primarily to increased sales of $911,000 to our second-largest medical device customer, which was partially offset by a decrease of $394,000 in sales to our largest medical device customer and decreases of $310,000 in sales in aggregate from three additional customers. Motion control product sales decreased $386,000 due primarily to a decrease of $368,000 in sales to our largest motion control product customer.

Gross profit for the three months ended September 30, 2011 increased $145,000, or 7%, compared to the corresponding period in 2010, due primarily to the increase in sales described above and to an improvement in gross profit as a percentage of sales of 1% from 37% for the three months ended September 30, 2010, to 38% for the three months ended September 30, 2011.

Selling expenses decreased $50,000, or 12%, to $374,000 for the three months ended September 30, 2011, from $424,000 for the corresponding period in 2010. This decrease is attributable primarily to non-recurring costs incurred in 2010 related to improvements made to our website, amounting to $66,000, and recruiting expenses, amounting to $35,000, partially offset by an increase in 2011, amounting to $49,000, in advertising and market research expenses.

General and administrative expenses increased $72,000, or 9%, to $836,000 for the three months ended September 30, 2011, from $764,000 for the corresponding period in 2010, due primarily to increases in 2011 related to employee compensation and training, amounting to $68,000.

Research and development costs increased $71,000, or 12%, to $662,000 for the three months ended September 30, 2011, from $591,000 for the three months ended September 30, 2010, due primarily to increased small motor development costs, amounting to $63,000.

As a result of the foregoing, operating income for the three months ended September 30, 2011 increased to $457,000, compared to $405,000 for the corresponding period in 2010.

Net interest expense for the three months ended September 30, 2011 was $10,000 compared to $57,000 for the three months ended September 30, 2010. This decrease is due to the effect of the repayment and retirement, prior to its maturity, of the mortgage collateralized by the land and building owned in Carson City in September 2010.

Income Tax Provision. Our estimated effective combined federal and state tax rate on income from operations was 0.2% and 1.7% for the three-month periods ended September 30, 2011 and 2010 respectively. These effective rates are lower than marginal statutory rates due to the utilization of tax credits, previously established as deferred tax assets, to reduce the current tax provision. Because our deferred tax assets are fully reserved by a valuation allowance, realization of such deferred tax assets triggered a corresponding reduction in the valuation allowance, thus resulting in no deferred tax provision. (see Note 6 of Notes to Condensed Consolidated Financial Statements.)

Based on the fluctuations discussed above, net income for the three months ended September 30, 2011 was $446,000, or $0.14 per share on a basic and diluted basis, as compared to net income of $342,000, or $0.11 and $0.10 per share on a basic and diluted basis, respectively, for the three months ended September 30, 2010.

Liquidity and Capital Resources

The following table presents selected financial information as of September, 30 and June 30, 2011:

	September 30, 2011	June 30, 2011
Cash and cash equivalents	$4,907,000	$4,689,000
Working capital	$8,324,000	$7,819,000
Cash and cash equivalents, net of bank debt	$3,865,000	$3,558,000
Tangible book value per common share	$3.29	$3.15
Number of days of sales outstanding in accounts receivable	39	38

During the three months ended September 30, 2011, cash and cash equivalents increased $200,000 due primarily to the collection of accounts receivable from sales to our largest customer in June 2011, inventories increased by $338,000 primarily in anticipation of fulfilling orders received from our two largest customers, prepaid expenses increased $119,000 due to the annual renewal of our commercial insurance policies in September 2011, and accounts payable and accrued liabilities decreased $600,000 due primarily to the payment of employee bonuses based on the attainment of pre-determined goals related to fiscal 2011. Also during the three months ended September 30, 2011, accounts receivable decreased $785,000. This decrease was due primarily to the lower level of sales in the three months ended September 30, 2011, relative to the three months ended June 30, 2011, thus resulting in a lower level of accounts receivable at September 30, 2011, and to the aforementioned collection of accounts receivable from our largest customer. As a result of the foregoing, working capital at September 30, 2011 was $489,000 greater than at June 30, 2011.

Net cash provided by operations during the three months ended September 30, 2011 was $349,000, as compared to cash provided by operations amounting to $381,000 during the three months ended September 30, 2010.

In 2011, cash from operations was provided primarily by net income, and the decrease in accounts receivable as described in the second preceding paragraph above. Cash from operations was used in 2011 to increase inventories and prepaid expenses, and to reduce accounts payable and accrued expenses, all as also described in the second preceding paragraph above.

In 2010, cash from operations was provided primarily by net income, and an increase in accounts payable and accrued expenses of $582,000 in aggregate. Cash from operations was used in 2010 to increase inventories by $621,000. All of the increases described herein were due primarily to the purchase of inventories in anticipation of fulfilling orders received from our largest customer.

Net cash used in investing activities for the three months ended September 30, 2011 was $42,000 as compared to $6,000 in the corresponding 2010 period. Investing activities consist mainly of capital expenditures for manufacturing equipment which can vary widely as equipment is upgraded or replaced.

Net cash used in financing activities for the three months ended September 30, 2011 was $89,000 as compared to $1.6 million in the corresponding 2010 period. This decrease reflects our payment, in September 2010, of the remaining $1.5 million balance due on the Union Bank mortgage, fully retiring such indebtedness (see Note 5 of Notes to Condensed Consolidated Financial Statements).

Potential Reduction in Large Customer Orders

In December 2009, our largest customer informed us that it was in the process of developing, and planned to eventually manufacture, its own surgical devices which are functionally comparable to the products we currently provide to the customer. We have been the exclusive manufacturer of these products since they were developed.

We currently provide this Customer with two products (“Product A” and “Product B”) and repair services for such products. Sales for each of these categories for the three months ended September 30, 2011 and 2010 were as follows:

	2011	2010	Average % of Total
Product A	$793,000	$1,642,000	56%
Product B	1,191,000	894,000	34%
Repairs	404,000	247,000	10%

	$2,388,000	$2,783,000	100%

On June 21, 2011, the Customer indicated that it planned to purchase all of the products it currently had on order with us for Products A and B but did not plan to place any new orders with us for these products. During the period from July 1 through October 31, 2011, the Customer amended its purchase orders to adjust the mix of product and the timing of delivery. As a result, during this period we sold to the Customer $793,000 and $1,638,000 of Product A and Product B, respectively. As of October 31, 2011, the Customer has remaining orders of (i) $940,000 for Product A scheduled for delivery through April 2012 and (ii) $1,638,000 for Product B scheduled for delivery through February 2012. The Customer has indicated that its plan is contingent on several factors, including the registration of the Customer’s product in a foreign jurisdiction and the successful completion of its field testing for the product that will replace Product B. The Customer indicated that the results to date from the field testing have been positive but that the number of units and length of service in the field are still insufficient to draw conclusions.

In addition, the Customer indicated that it plans to limit repair requests from us to those Products A and B that are covered by our product warranty, thus most likely nearly eliminating repair revenue for out-of-warranty products.

Resulting from the foregoing, revenue attributable to the Customer could decline to zero or a negligible amount by the end of fiscal year 2012.

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

We are continuing to implement steps to identify and capture additional revenue opportunities. There can be no assurance, however, as to either the timing or success of achieving this objective, and it would be our intent to reduce operating costs, if and as necessary, to minimize the impact of a revenue reduction, should it occur. In the event that the Customer’s future purchases are reduced beyond the realization of such opportunities or cost reductions, we are likely to experience a material and adverse impact on our business.

Changes in Bank Debt and Credit Facilities

As more fully described above (see Note 5 of Notes to Condensed Consolidated Financial Statements), during the fiscal year ended June 30, 2011, we effected the following changes in our bank debt and credit facility arrangements:

•

On February 4, 2011, we entered into a credit facility agreement with Union Bank that provides for (a) a revolving credit line of up to $1.5 million, (b) a non-revolving credit line of up to $350,000 for the purchase of equipment, and (c) a term loan of $1.25 million. The proceeds of the term loan were used to pay off in full the Wells Fargo term loan previously outstanding.

•	On September 16, 2010, we paid the remaining $1.5 million balance due on a mortgage previously outstanding with Union Bank, fully retiring such indebtedness.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4T.	Controls and Procedures

The Chief Executive Officer and Chief Financial Officer (the principal executive officer and principal financial officer, respectively) conducted an evaluation of the design and operation of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)). Based on that evaluation as of September 30, 2011, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective.

During the three months ended September 30, 2011, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

In April 2011, we settled the lawsuit filed against us in June 2008 by the Orange County Water District (“OCWD”) for alleged groundwater contamination from our former site in Santa Ana, California. At the time of our settlement, the lawsuit included approximately 45 defendants associated with past or current operations in a three-mile diameter area covering parts of Santa Ana and Irvine, California that OCWD calls the “South Basin.” On May 3, 2011, we timely paid the full settlement amount of $250,000 to OCWD, with funds provided by our insurer. Therefore, the settlement did not result in any material adverse impact to our cash flow or results of operations. On August 1, 2011, we effected the dismissal with prejudice and thereby concluded our involvement in the lawsuit.

In February 2011, another defendant in the lawsuit described above supplied us with a copy of a document entitled Site Discovery Report, Southeast Santa Ana Project DTSC — Cypress Region, dated February 2010 (the “Report”). The Report was prepared by the Cypress regional office of the Cal/EPA Department of Toxic Substances Control (“DTSC”) for Region 9 of the U.S. Environmental Protection Agency (“USEPA”) under an agreement between the two agencies. The purpose of the Report was to identify sites within an area of southeast Santa Ana, California that may be sources of groundwater contamination previously detected in that area. The Report identified 25 sites, including our former Santa Ana site, for further screening by DTSC staff over the next two years. DTSC has informed us that no further evaluation of our former site took place during fiscal year 2011, and that it has decided not to evaluate our former site during fiscal year 2012. It is uncertain whether future developments, if any, from DTSC’s screening process would have any application to our former site.

Item 1A.	Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for our fiscal year ended June 30, 2011. The risks discussed in our Annual Report on Form 10-K could materially affect our business, financial condition and future results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	[Removed and Reserved.]

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibits:
31.1	Certification of Chief Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

** Pursuant to applicable securities laws and regulations, the Company is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Company has made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 9, 2011	Date: November 9, 2011

PRO-DEX INC.	PRO-DEX INC.
By: / s / MARK MURPHY	By: / s / HAROLD A. HURWITZ

Mark Murphy	Harold A. Hurwitz
Chief Executive Officer	Secretary and Chief Financial Officer (Principal Financial and Accounting Officer)