Form 10-Q
period 2011-12-31
PRO DEX INC
filed 2012-02-07
CIK 788920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 2011

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

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock outstanding as of the latest practicable date: 3,272,350 shares of Common Stock, no par value, as of February 6, 2012.

INDEX

Pro-Dex, Inc.

Item 1.	Financial Statements

PRO-DEX, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	December 31, 2011	June 30, 2011
ASSETS
Current assets:
Cash and cash equivalents	$4,267,000	$4,689,000
Accounts receivable, net of allowance for doubtful accounts of $13,000 at December 31, 2011 and $7,000 at June 30, 2011	2,248,000	3,128,000
Other current receivables	52,000	12,000
Inventories	4,733,000	3,703,000
Prepaid expenses	234,000	145,000
Deferred income taxes	162,000	163,000

Total current assets	11,696,000	11,840,000
Property, plant, equipment and leasehold improvements, net	3,559,000	3,661,000
Other assets	53,000	60,000

Total assets	$15,308,000	$15,561,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,624,000	$1,207,000
Accrued expenses	1,744,000	2,379,000
Income taxes payable	30,000	78,000
Current portion of bank term loan	357,000	357,000

Total current liabilities	3,755,000	4,021,000

Non-current liabilities:
Bank term loan	595,000	774,000
Deferred income taxes	162,000	163,000
Deferred rent	285,000	279,000

Total non-current liabilities	1,042,000	1,216,000

Total liabilities	4,797,000	5,237,000

Commitments and contingencies
Shareholders’ equity:
Common shares; no par value; 50,000,000 shares authorized; 3,272,350 shares issued and outstanding at December 31, 2011 and at June 30, 2011	16,777,000	16,744,000
Accumulated deficit	(6,266,000)	(6,420,000)

Total shareholders’ equity	10,511,000	10,324,000

Total liabilities and shareholders’ equity	$15,308,000	$15,561,000

See notes to condensed consolidated financial statements.

PRO-DEX, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	For The Three Months Ended December 31,
	2011	2010
Net sales	$4,907,000	$6,157,000
Cost of sales	3,504,000	3,733,000

Gross profit	1,403,000	2,424,000

Operating expenses:
Selling expenses	369,000	351,000
General and administrative expenses	709,000	897,000
Research and development costs	607,000	605,000

Total operating expenses	1,685,000	1,853,000

Income (loss) from operations	(282,000)	571,000

Other income (expense):
Interest expense, net	(9,000)	(22,000)

Total other income (expense)	(9,000)	(22,000)

Income (loss) before provision for income taxes	(291,000)	549,000

Provision for income taxes	1,000	148,000

Net income (loss)	$(292,000)	$401,000

Net income (loss) per share:
Basic	$(0.09)	$0.12
Diluted	$(0.09)	$0.12
Weighted average shares outstanding — basic	3,272,350	3,263,437
Weighted average shares outstanding — diluted	3,272,350	3,272,152

See notes to condensed consolidated financial statements.

PRO-DEX, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	For the Six Months Ended December 31,
	2011	2010
Net sales	$10,937,000	$11,986,000
Cost of sales	7,205,000	7,378,000

Gross profit	3,732,000	4,608,000

Operating expenses:
Selling expenses	743,000	775,000
General and administrative expenses	1,544,000	1,660,000
Research and development costs	1,269,000	1,196,000

Total operating expenses	3,556,000	3,631,000

Income from operations	176,000	977,000

Other income (expense):
Interest expense, net	(20,000)	(80,000)

Total other income (expense)	(20,000)	(80,000)

Income before provision for income taxes	156,000	897,000

Provision for income taxes	2,000	154,000

Net income	$154,000	$743,000

Net income per share:
Basic	$0.05	$0.23
Diluted	$0.05	$0.23
Weighted average shares outstanding — basic	3,272,350	3,257,643
Weighted average shares outstanding — diluted	3,292,508	3,263,654

See notes to condensed consolidated financial statements.

PRO-DEX, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For The Six Months Ended December 31,
	2011	2010
Cash flows from operating activities:
Net income	$154,000	$743,000
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	339,000	342,000
Allowance for doubtful accounts	6,000	(10,000)
Share-based compensation	33,000	12,000
Changes in:
Accounts receivable	834,000	148,000
Inventories	(1,030,000)	(678,000)
Prepaid expenses	(88,000)	(30,000)
Other assets	8,000	17,000
Accounts payable and accrued expenses	(213,000)	(597,000)
Income taxes payable	(49,000)	(5,000)

Net cash used in operating activities	(6,000)	(58,000)

Cash flows from investing activities:
Purchases of equipment and leasehold improvements	(237,000)	(16,000)

Net cash used in investing activities	(237,000)	(16,000)

Cash flows from financing activities:
Principal payments on term loan	(179,000)	(200,000)
Principal payments on mortgage	—	(1,528,000)
Proceeds from exercise of stock options	—	27,000

Net cash used in financing activities	(179,000)	(1,701,000)

Net decrease in cash and cash equivalents	(422,000)	(1,775,000)
Cash and cash equivalents, beginning of period	4,689,000	3,794,000

Cash and cash equivalents, end of period	$4,267,000	$2,019,000

Supplemental Information
Cash payments for interest	$10,000	$21,000

Cash payments for income taxes	$53,000	$159,000

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

In June 2011, the FASB issued amended guidance on the presentation of comprehensive income. The amended guidance eliminates one of the presentation options provided by current U.S. GAAP, that is to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity. In addition, it gives an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This guidance will be effective for reporting periods beginning after December 15, 2011 and will be applied retrospectively. We are in the process of evaluating the disclosure impact of this guidance.

NOTE 2. INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

	December 31, 2011	June 30, 2011
Raw materials and purchased components	$1,967,000	$1,659,000
Work in process	1,178,000	746,000
Finished goods and manufactured components	1,588,000	1,298,000

Total inventories	$4,733,000	$3,703,000

At December 31, 2011, the Company included inventory in-transit from vendors at that date with raw materials and purchased components, rather than with finished goods and manufactured components as had been the historical presentation. Amounts at June 30, 2011 have been reclassified to conform to the current period presentation.

NOTE 3. WARRANTY

The warranty accrual is based on historical costs of warranty repairs and expected future identifiable warranty expenses, and is included in accrued expenses in the accompanying consolidated balance sheets. As of December 31, 2011 and June 30, 2011 the warranty reserve amounted to $729,000 and $732,000, respectively. Warranty expenses are included in cost of sales in the accompanying consolidated statements of income. Changes in estimates to previously established warranty accruals result from current period updates to assumptions regarding repair costs and warranty return rates, and are included in current period warranty expense. Total warranty expense for the three months ended December 31, 2011 and 2010 was $276,000 and $78,000, respectively, and for the six months ended December 31, 2011 and 2010 was $510,000 and $182,000, respectively.

Information regarding the accrual for warranty costs for the three and six months ended December 31, 2011 and 2010 are as follows:

	Three months Ended December 31,
	2011	2010
Balances, beginning of period	$713,000	$682,000
Accruals during the period	143,000	133,000
Changes in estimates of prior period accruals	133,000	(55,000)
Warranty expenditures	(260,000)	(152,000)

Balances, end of period	$729,000	$608,000

	Six months Ended December 31,
	2011	2010
Balances, beginning of period	$732,000	$686,000
Accruals during the period	290,000	295,000
Changes in estimates of prior period accruals	220,000	(113,000)
Warranty expenditures	(513,000)	(260,000)

Balances, end of period	$729,000	$608,000

The changes in estimates recorded during the three and six months ended December 31, 2011 and 2010 were due primarily to fluctuations in per-unit warranty repair costs and the effects of those fluctuations on our estimates of future warranty repair costs.

NOTE 4. NET INCOME (LOSS) PER SHARE

The difference in the weighted average shares outstanding used in the calculation of basic and diluted net income (loss) per share for the three and six months ended December 31, 2011 and 2010 is as follows:

	Three Months Ended December 31,
	2011	2010
Net income (loss)	$(292,000)	$401,000
Basic:
Weighted average common shares outstanding	3,272,350	3,263,437

Shares used in the computation of basic net income (loss) per share	3,272,350	3,263,437

Net income (loss) per share — basic	$(0.09)	$0.12

Diluted:
Shares used in the computation of basic net income (loss) per share	3,272,350	3,263,437
Net shares assumed issued using the treasury stock method for outstanding common stock options	—	8,715

Shares used in the computation of diluted net income (loss) per share	3,272,350	3,272,152

Net income (loss) per share — diluted	$(0.09)	$0.12

	Six Months Ended December 31,
	2011	2010
Net income	$154,000	$743,000
Basic:
Weighted average common shares outstanding	3,272,350	3,257,643

Shares used in the computation of basic net income per share	3,272,350	3,257,643

Net income per share — basic	$0.05	$0.23

Diluted net income per share:
Shares used in the computation of basic net income per share	3,272,350	3,257,643
Net shares assumed issued using the treasury stock method for outstanding common stock options	20,158	6,011

Shares used in the computation of diluted net income per shared	3,292,508	3,263,654

Net income per share — diluted	$0.05	$0.23

Potentially dilutive securities, consisting of options to purchase shares of our common stock as described in Note 7, are not included in the calculation of diluted loss per share for the three months ended December 31, 2011 due to their anti-dilutive effect on the diluted loss per share calculations for that period.

Options having exercise prices that are greater than the per share market price for our common stock have been excluded from the diluted per share calculations for the six months ended December 31, 2011, and for the three and six months ended December 31, 2010, due to their anti-dilutive effect. Shares represented by such options amounted to 243,340 for the six months ended December 31, 2011, and 147,508 for each of the three and six months ended December 31, 2010.

NOTE 5. BANK DEBT

Union Bank Credit Facility

On February 4, 2011, we entered into a credit facility agreement with Union Bank that provides for the following:

•	A revolving credit line of up to $1,500,000 in borrowing availability, under which no amounts have been borrowed;

•	A non-revolving credit line of up to $350,000 in borrowing availability for the purchase of equipment, under which no amounts have been borrowed; and

•	A term loan of $1,250,000, of which $952,000 was outstanding as of December 31, 2011.

The maximum amount of borrowing under the revolving credit line is the lesser of:

(a)	$1,500,000; or

(b)	the sum of 80% of eligible domestic accounts receivable, plus the lesser of:

(i)	$400,000; or

(ii)	15% of the eligible raw materials and finished goods inventories.

Based on the foregoing, at December 31, 2011 we had the ability to borrow up to $1,500,000 on the revolving line of credit.

The revolving credit line’s terms require monthly interest payments based on borrowed amounts at a floating interest rate, calculated as Union Bank’s Reference Rate plus 0.5% (an aggregate interest rate of 3.75% at December 31, 2011). The line’s initial term expires on December 15, 2012, after which it is renewable annually at Union Bank’s option. Should Union Bank decide not to renew the line, it must give us a 60-day notice of such decision.

The terms of the non-revolving credit line, which is to be used for equipment purchases, require monthly interest payments based on borrowed amounts at a floating interest rate, calculated as Union Bank’s Reference Rate plus 0.5% (an aggregate interest rate of 3.75% at December 31, 2011). The line’s availability expires on February 4, 2012. Amounts outstanding under the line, if any, at that date will automatically convert into a three-year term loan at a floating interest rate calculated in the same manner as described above with respect to the non-revolving credit line.

The terms of the $1.25 million term loan, the proceeds of which were used to pay off in full the Wells Fargo term loan described below, require monthly principal payments of $29,762, plus interest over its 42-month term. The term loan bears interest at a floating rate, calculated as Union Bank’s Reference Rate plus 0.5% (an aggregate interest rate of 3.75% at December 31, 2011).

All personal property assets of the Company collateralize the outstanding borrowings under the Union Bank credit facility.

The Union Bank credit facility agreement contains financial covenants that require us to comply with minimum quarterly liquidity and annual profitability thresholds, non-financial covenants that include monthly, quarterly and annual reporting requirements, and certain operational restrictions. At December 31, 2011, we were in compliance with these covenants and requirements.

Wells Fargo Bank Credit Facility

From November 2008 until February 4, 2011, we had a credit facility with Wells Fargo Bank consisting of the following:

•	A revolving credit line of up to $1,000,000 in borrowing availability, under which no amounts were outstanding during its term; and

•

A five-year term loan with an initial balance of $2,000,000, of which $1,167,000 was outstanding at December 31, 2010. On February 4, 2011, the term loan was paid off in full, as discussed further above.

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

As of December 31, 2011, the valuation allowance against our deferred tax assets is approximately $2,344,000. The change in valuation allowance is due primarily to the expected realization of deferred tax attributes in the current year.

As of December 31, 2011, we have accrued $292,000 of unrecognized tax benefits related to federal and state income tax matters. The amount that would reduce the Company’s income tax expense if recognized and result in a corresponding decrease in the Company’s effective tax rate is $105,000.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at July 1, 2011	$277,000
Additions based on tax positions related to the current year	15,000

Balance at December 31, 2011	$292,000

We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense when applicable. As of December 31, 2011, no interest or penalties applicable to our unrecognized tax benefits have been accrued since we have sufficient tax attributes available to fully offset any potential assessment of additional tax.

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

NOTE 7. SHARE-BASED COMPENSATION

We have two equity compensation plans, the Second Amended and Restated 2004 Stock Option Plan (the “Employees Plan”) and the Amended and Restated 2004 Directors Stock Option Plan (the “Directors Plan”) (collectively, the “Plans”), pursuant to which (i) options to purchase shares of common stock, or (ii) restricted shares of common stock, may be granted up to an aggregate amount of 1,333,333 common shares, with 1,066,667 and 266,666 shares distributed between the Employees Plan and the Directors Plan, respectively. The Plans are substantially similar, providing for vesting periods, as determined by the Board for the Employees Plan and six months for the Directors Plan, and allow for the options granted under each to be outstanding for a period of up to ten years, subject to forfeit 30 days after the holder ceases to be an employee or 90 days after the holder ceases to be director, as the case may be. At December 31, 2011, options to purchase an aggregate of 391,351 and 71,667 shares under the Employees Plan and the Directors Plan, respectively, are available to grant in future years. Aggregate share-based compensation expense under the Plans for the three months ended December 31, 2011 and 2010 was $21,000 and $9,000, respectively, and for the six months ended December 31, 2011 and 2010 was $33,000 and $12,000, respectively.

The following weighted-average assumptions were used in the calculation of share-based compensation expense for options granted during the three and six months ended December 31, 2011 and 2010:

	Three Months Ended December 31,
	2011	2010
Dividend rate	None	None
Price volatility	88%	44%
Risk-free interest rate	1.0% - 1.2%	1.8% - 2.1%
Expected life	5.50 years	5.25 years

	Six Months Ended December 31,
	2011	2010
Dividend rate	None	None
Price volatility	62%	43%
Risk-free interest rate	1.0% - 1.3%	1.8% - 2.1%
Expected life	6.0 years	6.0 years

As of December 31, 2011, there was an aggregate of $195,000 of unrecognized compensation cost under the Plans related to 267,083 non-vested outstanding stock options with a per share weighted average value of $1.57. The unrecognized expense is anticipated to be recognized on a straight-line basis over a weighted average period of 1.9 years. Following is a summary of stock option activity for the six months ended December 31, 2011 and 2010:

	2011		2010
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of period	320,842	$2.71	193,843	$3.94
Granted	205,000	2.04	115,000	2.01
Exercised	—	—	(20,500)	1.27
Forfeited	(14,168)	2.43	(27,501)	4.29

Outstanding at end of period	511,674	$2.65	260,842	$3.25

Exercisable at end of period	244,591	$3.32	156,000	$3.97
Weighted-average fair value per option granted during the period		$1.16		$0.89

Following is a summary of information regarding options outstanding and options exercisable at December 31, 2011:

	Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding	Average Contractual Life	Average Exercise Price	Aggregate Intrinsic Value	Number Outstanding	Average Remaining Contractual Life	Average Exercise Price	Aggregate Intrinsic Value
$1.35 to $2.09	308,000	9.0 years	$1.86	$184,851	139,000	8.5 years	$1.86	$69,034
$2.34 to $4.68	160,000	8.4 years	2.95	11,800	63,000	8.5 years	3.89	1,189
$5.22 to $5.76	20,000	3.0 years	5.51	—	20,000	3.0 years	5.51	—
$7.65 to $9.90	23,000	3.6 years	8.65	—	23,000	3.6 years	8.65	—

Total	511,000	8.3 years	$2.65	$196,651	245,000	7.0 years	$3.32	$70,223

NOTE 8. MAJOR CUSTOMERS

Information with respect to two customers, both accounting for sales in excess of 10% of our total sales in each of the three and six-month periods ended December 31, 2011 and 2010 is as follows:

	As of and for the three months ended December 31,
	2011				2010
	Sales	Percent of Total	Accounts Receivable	Percent of Total	Sales	Percent of Total	Accounts Receivable	Percent of Total
Customer 1	$880,000	7%	$240,000	9%	$505,000	4%	$159,000	6%
Customer 2	$1,906,000	16%	$778,000	30%	$2,689,000	22%	$1,045,000	41%

	As of and for the six months ended December 31,
	2011				2010
	Sales	Percent of Total	Accounts Receivable	Percent of Total	Sales	Percent of Total	Accounts Receivable	Percent of Total
Customer 1	$2,541,000	21%	$240,000	9%	$1,255,000	10%	$159,000	6%
Customer 2	$4,294,000	36%	$778,000	30%	$5,472,000	46%	$1,045,000	41%

In December 2009, our largest customer informed us that it was in the process of developing, and planned to eventually manufacture, its own surgical devices which are functionally comparable to the products we currently provide to the customer. We have been the exclusive manufacturer of these products since they were developed.

We currently provide this Customer with two products (“Product A” and “Product B”) and repair services for such products. Sales for each of these categories for the three and six months ended December 31, 2011 and 2010 were as follows:

	Three months ended December 31, 2011	Six months ended December 31, 2011	Average % of total	Three months ended December 31, 2010	Six months ended December 31, 2010	Average % of total
Product A	$157,000	$950,000	18%	$806,000	$2,447,000	40%
Product B	1,340,000	2,531,000	62%	1,489,000	2,383,000	47%
Repairs and components	409,000	813,000	20%	394,000	642,000	13%

Total	$1,906,000	$4,294,000	100%	$2,689,000	$5,472,000	100%

As of January 2, 2012, the Customer had orders of (i) $784,000 for Product A scheduled for delivery through April 2012 (ii) $745,000 for Product B scheduled for delivery through February 2012, and (iii) $400,000 of components scheduled for delivery through April 2012, all of which the Customer has indicated it plans to purchase. However, the Customer has indicated that it does not plan to place further orders with us for these products.

The Customer has indicated that its plan is contingent on several factors, including the registration of the Customer’s product in a foreign jurisdiction and the successful completion of its field testing for the product that will replace Product B.

In addition, the Customer indicated that it plans to limit repair requests from us to those Products A and B that are covered by our product warranty, likely reducing, possibly to zero, future repair revenue for out-of-warranty products.

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

NOTE 9. COMMITMENTS AND CONTINGENCIES

In February 2011, we became aware of a report entitled “Site Discovery Report, Southeast Santa Ana Project DTSC — Cypress Region,” dated February 2010 (the “Report”), that was prepared by the Cypress regional office of the Cal/EPA Department of Toxic Substances Control (“DTSC”) for Region 9 of the U.S. Environmental Protection Agency (“USEPA”) under an agreement between the two agencies. The purpose of the Report was to identify sites within an area of southeast Santa Ana, California that may be sources of groundwater contamination previously detected in that area. The Report identified 25 sites, including our former Santa Ana site, for further screening by DTSC staff over the next two years. DTSC has informed us that no further evaluation of our former site took place during fiscal year 2011, and that it has decided not to evaluate our former site during fiscal year 2012. It is uncertain whether future developments, if any, from DTSC’s screening process would have any application to our former site.

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

Although the methods above may produce a fair value calculation that may not be indicative of the net realizable value or reflective of future fair values, the Company believes its valuation methods are appropriate

NOTE 11. SUBSEQUENT EVENTS

We have evaluated events or transactions that occurred after the balance sheet date of December 31, 2011 and have identified no such events or transactions which require adjustment to, or disclosure in, these financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

COMPANY OVERVIEW

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of the results of operations and financial condition of Pro-Dex, Inc. (“Company”, “Pro-Dex”, “we”, “our” or “us”) for each of the three and six-month periods ended December 31, 2011 and 2010. This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and the Notes thereto included elsewhere in this report. This report contains certain forward-looking statements and information. The cautionary statements included herein should be read as being applicable to all related forward-looking statements wherever they may appear. Our actual future results could differ materially from those discussed herein.

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

Revenue Recognition

Revenue on product sales is recognized upon shipment to the customer when risk of loss, title transfer to the customer and all other conditions required by GAAP, as promulgated by the Financial Accounting Standards Board (“FASB”) in Accounting Standards Codification (“ASC”) Section 605 (formerly Staff Accounting Bulletin No. 104, Revenue Recognition), have been satisfied.

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

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market value. Reductions to estimated market value are recorded, and charged to cost of sales, when indicated based on a formula that compares on-hand quantities to estimated demand over the ensuing 12 months from the measurement date.

Accounts Receivable

Trade receivables are stated at their original invoice amounts, less an allowance for portions of such amounts, the collection of which is believed to be doubtful. Management determines the allowance for doubtful accounts based on facts and circumstances related to specific accounts, and on historical experience related to the age of accounts. Trade receivables are written off when deemed uncollectible. Recoveries of trade receivables previously reserved are offset against the allowance when received.

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

Income Taxes

We recognize deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of our assets and liabilities along with net operating loss and tax credit carryovers. Deferred tax assets at December 31 and June 30, 2011 consisted primarily of basis differences related to research and development tax credit utilization, intangible assets, accrued expenses and inventories.

Significant management judgment is required in determining our provision for income taxes and the recoverability of our deferred tax assets. Such determination is based on our historical taxable income, with consideration given to our estimates of future taxable income and the periods over which deferred tax assets will be recoverable. We record a valuation allowance against deferred tax assets to reduce the net carrying value to an amount that we believe is more likely than not to be realized. When we establish or reduce the valuation allowance against deferred tax assets, the provision for income taxes will increase or decrease, respectively, in the period such determination is made. At December 31 and June 30, 2011, we maintained a valuation allowance against the entire balance of our deferred tax assets, net of deferred tax liabilities.

Description of Business

The majority of our revenue is derived from designing, developing and manufacturing surgical devices for the medical device and dental industries, fractional horsepower motors for aerospace, medical and military applications, and motion control software and hardware for industrial and scientific applications. The proportion of total sales by customer type is as follows:

	Three months ended December 31,				Six months ended December 31,
	2011		2010		2011		2010
	(Dollars in thousands)				(Dollars in thousands)
Customer type
Medical	$3,033	62%	$3,973	65%	$7,246	66%	$7,766	65%
Aerospace	821	17%	803	13%	1,636	15%	1,405	12%
Industrial	772	16%	703	11%	1,415	13%	1,600	13%
Dental	216	4%	602	10%	480	4%	1,037	9%
Government and other	65	1%	76	1%	160	2%	178	1%

Total sales	$4,907	100%	$6,157	100%	$10,937	100%	$11,986	100%

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

We are generally able to fill orders for recurring product within 60 days from initial order receipt. At December 31, 2011, we had a backlog, including orders for delivery beyond 60 days, of $9.3 million. We may experience variability in our new order bookings due to various reasons, including, but not limited to, the timing of major new product launches and customer planned inventory builds. However, we do not typically experience seasonal fluctuations in our shipments and revenues.

RESULTS OF OPERATIONS

Comparison of the three-month periods ended December 31, 2011 and 2010

The following table sets forth certain financial data for the three months ended December 31, 2011 and 2010:

	Three Months Ended December 31,
	2011		2010
	Dollars in thousands
Net sales	$4,907	100%	$6,157	100%
Cost of sales	3,504	71%	3,733	61%

Gross profit	1,403	29%	2,424	39%
Selling	369	8%	351	6%
General and administrative expenses	709	15%	897	14%
Research and development costs	607	12%	605	10%

Income (loss) from operations	(282)	-6%	571	9%
Interest expense and other, net	(9)	0%	(22)	0%

Income (loss) before provision for income taxes	(291)	-6%	549	9%
Provision for income taxes	1	0%	148	2%

Net income (loss)	$(292)	-6%	$401	7%

Net sales for the three months ended December 31, 2011 decreased $1,250,000, or 20%, to $4,907,000 from $6,157,000 for the three months ended December 31, 2010, due primarily to a decrease in sales of our medical device products to our largest customer, amounting to $783,000, and to decreases in sales of our dental products aggregating $386,000.

Gross profit for the three months ended December 31, 2011 decreased $1,021,000 or 42% compared to the corresponding period in 2010. Gross profit as a percentage of sales decreased 10 percentage points to 29% for the three months ended December 31, 2011, compared to 39% for the three months ended December 31, 2010. These decreases resulted primarily from (a) the sales volume decreases discussed above, (b) higher warranty expenses, due to an increase in the estimated per-unit warranty repair costs during the three months ended December 31, 2011 relative to the corresponding period in 2010, and (c) reduced manufacturing efficiencies associated with the lower sales volume, which decreased gross profit for the three months ended December 31, 2011 from the corresponding period in 2010, by $705,000, $198,000 and $93,000, respectively.

Selling expenses increased $18,000, or 5%, to $369,000 for the three months ended December 31, 2011, from $351,000 for the corresponding period in 2010. This increase is attributable primarily to increases in advertising and trade show expenses of $50,000 and $18,000, respectively, from 2010 to 2011, partially offset by a decrease in website development costs, of $51,000, from 2010 to 2011.

General and administrative expenses decreased $188,000, or 21%, to $709,000 for the three months ended December 31, 2011, from $897,000 for the corresponding period in 2010, due primarily to decreases in 2011 related to employee compensation and corporate legal expense, which decreases amounted to $135,000 and $55,000, respectively.

Research and development costs, which include costs related to development of new products and enhancements to existing products, were relatively unchanged, increasing to $607,000 for the three months ended December 31, 2011 from $605,000 for the three months ended December 31, 2010.

As a result of the foregoing, operating loss for the three months ended December 31, 2011 was $282,000 compared to operating income of $571,000 for the corresponding period in 2010.

Net interest expense for the three months ended December 31, 2011 was $9,000 compared to $22,000 for the three months ended December 31, 2010. This decrease is due to the effect of the refinancing of our bank term loan in February 2011 (see Note 5 of Notes to Condensed Consolidated Financial Statements).

Provision For Income Taxes. Our estimated effective combined federal and state tax rate on income (loss) from operations was less than 1% for the three months ended December 31, 2011 and 27% for the three-month period ended December 31, 2010. These effective rates are lower than marginal statutory rates due to the utilization of tax credits, previously established as deferred tax assets, to reduce the current tax provision. Because our deferred tax assets are fully reserved by a valuation allowance, realization of such deferred tax assets triggered a corresponding reduction in the valuation allowance, thus resulting in no deferred tax provision (see Note 6 of Notes to Condensed Consolidated Financial Statements).

As a result of the foregoing, net loss for the three months ended December 31, 2011 was $292,000, or $0.09 per share on a basic and diluted basis, as compared to net income of $401,000, or $0.12 per share on a basic and diluted basis, for the three months ended December 31, 2010.

Comparison of the six-month periods ended December 31, 2011 and 2010

The following table sets forth the periods indicated and the percentage of net revenues represented by each item in our Consolidated Statements of Operations.

	For the six months ended December 31,
	2011		2010
	Dollars in thousands
Net sales	$10,937	100%	$11,986	100%
Cost of sales	7,205	66%	7,378	62%

Gross profit	3,732	34%	4,608	38%
Selling	743	7%	775	6%
General and administrative expenses	1,544	14%	1,660	14%
Research and development costs	1,269	12%	1,196	10%

Income from operations	176	1%	977	8%
Net interest and other expense	(20)	0%	(80)	-1%

Income before provision for income taxes	156	1%	897	7%
Provision for income taxes	2	0%	154	1%

Net income	$154	1%	$743	6%

Net sales for the six months ended December 31, 2011 decreased $1,049,000, or 9%, to $10,937,000 from $11,986,000 for the six months ended December 31, 2010. Contributing to this decrease was (a) a reduction, amounting to $1.2 million, in sales of our medical device products to our largest customer, offset by an increase, amounting to $1.3 million, in sales of medical device products to our second largest customer, (b) a net decrease, amounting to $628,000, in sales of our medical device products to other customers, and (c) a decrease, amounting to $557,000, in sales of our dental products.

Gross profit for the six months ended December 31, 2011 decreased $876,000, or 19%, compared to the corresponding period in 2010. Gross profit as a percentage of sales decreased 4 percentage points to 34% for the six months ended December 31, 2011, compared to 38% for the six months ended December 31, 2010. These decreases resulted primarily from (a) the sales volume decreases discussed above, and (b) higher warranty expenses, due to an increase in the estimated per-unit warranty repair costs during the six months ended December 31, 2011 relative to the corresponding period in 2010, which decreased gross profit for the six months ended December 31, 2011 from the corresponding period in 2010, by $775,000 and $328,000, respectively.

Selling expenses decreased $32,000, or 4%, to $743,000 for the six months ended December 31, 2011, from $775,000 for the corresponding period in 2010. This decrease is attributable primarily to reductions in costs related to our website and in employee-related expenses, amounting to $117,000 and $40,000, respectively, partially offset by increases for advertising and travel expenses, amounting to $96,000 and $30,000, respectively, in the six-month period ended December 31, 2011 from the corresponding period in 2010.

General and administrative expenses decreased $117,000, or 7%, to $1,544,000 for the six months ended December 31, 2011, from $1,660,000 for the corresponding period in 2010, due primarily to decreases in compensation and corporate legal expenses, amounting to $136,000 and $68,000, respectively, partially offset by increases, amounting to $65,000 and $20,000, in outsourced service and employee stock option expenses, respectively, in the six-month period ended December 31, 2011 from the corresponding period in 2010.

Research and development costs, which include costs related to development of new products and enhancements to existing products, increased $73,000, or 6%, to $1, 269,000 for the six months ended December 31, 2011, from $1,196,000 for the six months ended December 31, 2010 due primarily to a $72,000 increase in small motor development costs.

As a result of the foregoing, operating income for the six months ended December 31, 2011 decreased to $176,000 compared to $977,000 for the corresponding period in 2010.

Net interest expense for the six months ended December 31, 2011 was $20,000 compared to $80,000 for the six months ended December 31, 2010. The decrease was due to the effects of (a) the refinancing of our bank term loan in February 2011, and (b) the repayment and retirement in September 2010, prior to its maturity, of the mortgage collateralized by the land and building owned in Carson City (see Note 5 of Notes to Condensed Consolidated Financial Statements).

Provision For Income Taxes. Our estimated effective combined federal and state tax rate on income from operations was 1% for the six months ended December 31, 2011, and 17% for the six-month period ended December 31, 2010. These effective rates are lower than marginal statutory rates due to the utilization of tax credits, previously established as deferred tax assets, to reduce the current tax provision. Because our deferred tax assets are fully reserved by a valuation allowance, realization of such deferred tax assets triggered a corresponding reduction in the valuation allowance, thus resulting in no deferred tax provision (see Note 6 of Notes to Condensed Consolidated Financial Statements).

As a result of the foregoing, net income for the six months ended December 31, 2011 was $154,000, or $0.05 per share on a basic and diluted basis, as compared to $743,000, or $0.23 per share on a basic and diluted basis, for the six months ended December 31, 2010.

Liquidity and Capital Resources

The following table presents selected financial information as of December 31 and June 30, 2011:

	December 31, 2011	June 30, 2011
Cash and cash equivalents	$4,267,000	$4,689,000
Working capital	$7,941,000	$7,819,000
Cash and cash equivalents, net of bank debt	$3,315,000	$3,558,000
Tangible book value per common share	$3.21	$3.15
Number of days of sales outstanding in accounts receivable	41	38

During the six months ended December 31, 2011 and 2010, cash and cash equivalents decreased $422,000 and $1.8 million, respectively, as a result of the factors described below.

Net cash used in operations during the six months ended December 31, 2011, amounted to $6,000. Providing cash for operations was net income, adjusted for non-cash items, amounting to $532,000, and a decrease in accounts receivable, amounting to $834,000, which was due primarily to the lower level of sales in our normal collection period preceding December 31, 2011, relative to that preceding June 30, 2011. Requiring cash for operations was an increase in inventories, amounting to $1.0 million, primarily in anticipation of fulfilling orders received from our two largest customers, an increase in prepaid expenses, amounting to $88,000, attributable to the annual renewal of our commercial insurance policies in September 2011, and a decrease in accounts payable and accrued liabilities, amounting to $213,000, due primarily to the payment of employee bonuses based on the attainment of pre-determined goals related to fiscal 2011.

During the six months ended December 31, 2010, net cash used in operations amounted to $58,000. Providing cash for operations was net income, adjusted for non-cash items, amounting to $1.1 million, and a decrease in accounts receivable of $148,000. Requiring cash for operations was an increase in inventories of $678,000, primarily in anticipation of fulfilling orders received from our largest customer, an increase in prepaid expenses of $30,000, primarily due to the annual renewal of our commercial insurance policies, and a decrease in accounts payable and accrued expenses amounting to $597,000, due primarily to the payment of employee bonuses.

Net cash used in investing activities during the six months ended December 31, 2011 and 2010, consisted of purchases of equipment amounting to $237,000 and $16,000, respectively.

Net cash used in financing activities during the six months ended December 31, 2011 consisted of reductions in the principal balance of our bank term loan, amounting to $179,000. For the six months ended December 31, 2010, net cash used in financing activities amounted to $1.7 million and was comprised of principal reductions to the then-existing bank term loan amounting to $200,000, the payment, in September 2010, of the remaining $1.5 million balance due on the Union Bank mortgage, fully retiring such indebtedness (see Note 5 of Notes to Condensed Consolidated Financial Statements), net of proceeds amounting to $27,000 from the exercise of stock options.

Management believes that existing cash balances and cash flows from operations will be sufficient to fund operations for the next twelve months.

Potential Reduction in Large Customer Orders

In December 2009, our largest customer informed us that it was in the process of developing, and planned to eventually manufacture, its own surgical devices which are functionally comparable to the products we currently provide to the customer. We have been the exclusive manufacturer of these products since they were developed.

We currently provide this Customer with two products (“Product A” and “Product B”) and repair services for such products. Sales for each of these categories for the three and six months ended December 31, 2011 and 2010 were as follows:

	Three months ended December 31, 2011	Six months ended December 31, 2011	Average % of total	Three months ended December 31, 2010	Six months ended December 31, 2010	Average % of total
Product A	$157,000	$950,000	18%	$806,000	$2,447,000	40%
Product B	1,340,000	2,531,000	62%	1,489,000	2,383,000	47%
Repairs and components	409,000	813,000	20%	394,000	642,000	13%

Total	$1,906,000	$4,294,000	100%	$2,689,000	$5,472,000	100%

As of January 2, 2012, the Customer had orders of (i) $784,000 for Product A scheduled for delivery through April 2012 (ii) $745,000 for Product B scheduled for delivery through February 2012, and (iii) $400,000 of components scheduled for delivery through April 2012, all of which the Customer has indicated it plans to purchase. However, the Customer has indicated that it does not plan to place further orders with us for these products.

The Customer has indicated that its plan is contingent on several factors, including the registration of the Customer’s product in a foreign jurisdiction and the successful completion of its field testing for the product that will replace Product B.

In addition, the Customer indicated that it plans to limit repair requests from us to those Products A and B that are covered by our product warranty, likely reducing, possibly to zero, future repair revenue for out-of-warranty products.

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

The Chief Executive Officer and Chief Financial Officer (the principal executive officer and principal financial officer, respectively) conducted an evaluation of the design and operation of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)). Based on that evaluation as of December 31, 2011, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective.

During the three and six months ended December 31, 2011, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

In February 2011, we became aware of a report entitled “Site Discovery Report, Southeast Santa Ana Project DTSC — Cypress Region,” dated February 2010 (the “Report”), that was prepared by the Cypress regional office of the Cal/EPA Department of Toxic Substances Control (“DTSC”) for Region 9 of the U.S. Environmental Protection Agency (“USEPA”) under an agreement between the two agencies. The purpose of the Report was to identify sites within an area of southeast Santa Ana, California that may be sources of groundwater contamination previously detected in that area. The Report identified 25 sites, including our former Santa Ana site, for further screening by DTSC staff over the next two years. DTSC has informed us that no further evaluation of our former site took place during fiscal year 2011, and that it has decided not to evaluate our former site during fiscal year 2012. It is uncertain whether future developments, if any, from DTSC’s screening process would have any application to our former site.

In general, we are from time to time a party to various legal proceedings incidental to our business, none of which we consider may be material. There can be no certainty, however, that we may not ultimately incur liability or that such liability will not be material and adverse.

Item 1A.	Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for our fiscal year ended June 30, 2011 and in our subsequent quarterly reports on Form 10-Q. The risks discussed in our Annual Report on Form 10-K and in our subsequent quarterly reports on Form 10-Q could materially affect our business, financial condition and future results. The risks described in our Annual Report on Form 10-K and in our subsequent quarterly reports on Form 10-Q are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	[Removed and Reserved.]

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibits:
10.1	Second Amended and Restated 2004 Stock Option Plan

10.2	Amended and Restated 2004 Directors’ Stock Option Plan

31.1	Certification of Chief Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

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

Date: February 6, 2012	Date: February 6, 2012

PRO-DEX INC.	PRO-DEX INC.
By: / s / Mark Murphy	By: / s / Harold A. Hurwitz

Mark Murphy	Harold A. Hurwitz
Chief Executive Officer (Principal Executive Officer)	Secretary and Chief Financial Officer (Principal Financial and Accounting Officer)