Form 10-Q
period 2012-03-31
PRO DEX INC
filed 2012-05-10
CIK 788920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2012

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

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock outstanding as of the latest practicable date: 3,272,350 shares of Common Stock, no par value, as of May 10, 2012.

INDEX

Pro-Dex, Inc.

Item 1.	Financial Statements

PRO-DEX, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 31, 2012	June 30, 2011
ASSETS
Current assets:
Cash and cash equivalents	$4,879,000	$4,689,000
Accounts receivable, net of allowance for doubtful accounts of $13,000 at March 31, 2012 and $7,000 at June 30, 2011	2,228,000	3,128,000
Other receivables	88,000	12,000
Inventories	3,059,000	3,703,000
Prepaid expenses	193,000	145,000
Income taxes receivable	407,000	—
Deferred income taxes	162,000	163,000

Total current assets	11,016,000	11,840,000
Property, plant, equipment and leasehold improvements, net	2,597,000	3,661,000
Real estate held for sale	733,000	—
Other assets	54,000	60,000

Total assets	$14,400,000	$15,561,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,029,000	$1,207,000
Accrued expenses	1,995,000	2,379,000
Income taxes payable	—	78,000
Current portion of bank term loan	357,000	357,000

Total current liabilities	3,381,000	4,021,000

Non-current liabilities:
Bank term loan	506,000	774,000
Deferred income taxes	162,000	163,000
Deferred rent	286,000	279,000

Total non-current liabilities	954,000	1,216,000

Total liabilities	4,335,000	5,237,000

Commitments and contingencies
Shareholders’ equity:
Common shares; no par value; 50,000,000 shares authorized; 3,272,350 shares issued and outstanding at March 31, 2012 and at June 30, 2011	16,817,000	16,744,000
Accumulated deficit	(6,752,000)	(6,420,000)

Total shareholders’ equity	10,065,000	10,324,000

Total liabilities and shareholders’ equity	$14,400,000	$15,561,000

See notes to condensed consolidated financial statements.

PRO-DEX, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For The Three Months Ended March 31,
	2012	2011
Net sales	$4,539,000	$6,876,000
Cost of sales	3,336,000	4,082,000

Gross profit	1,203,000	2,794,000

Operating expenses:
Selling expenses	450,000	422,000
General and administrative expenses	939,000	675,000
Research and development costs	486,000	471,000

Total operating expenses	1,875,000	1,568,000

Income (loss) from continuing operations before items below	(672,000)	1,226,000

Other expense:
Interest expense, net	(8,000)	(55,000)

Total other expense	(8,000)	(55,000)

Income (loss) from continuing operations before provision for income taxes	(680,000)	1,171,000
Provision for (benefit from) income taxes	(167,000)	262,000

Income (loss) from continuing operations	(513,000)	909,000
Income (loss) from discontinued operations	26,000	(41,000)

Net income (loss)	$(487,000)	$868,000

Per share data:
Income (loss) from continuing operations
Basic	$(0.16)	$0.28
Diluted	$(0.16)	$0.27
Income (loss) from discontinued operations
Basic	$0.01	$(0.01)
Diluted	$0.01	$(0.01)
Net income (loss)
Basic	$(0.15)	$0.27
Diluted	$(0.15)	$0.26
Weighted average shares outstanding - basic	3,272,350	3,272,350
Weighted average shares outstanding - diluted	3,272,350	3,289,324

See notes to condensed consolidated financial statements.

PRO-DEX, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Nine Months Ended March 31,
	2012	2011
Net sales	$13,601,000	$17,314,000
Cost of sales	9,043,000	10,092,000

Gross profit	4,558,000	7,222,000

Operating expenses:
Selling expenses	1,192,000	1,197,000
General and administrative expenses	2,375,000	2,205,000
Research and development costs	1,555,000	1,390,000

Total operating expenses	5,122,000	4,792,000

Income (loss) from continuing operations before items below	(564,000)	2,430,000

Other expense:
Interest expense, net	(28,000)	(135,000)

Total other expense	(28,000)	(135,000)

Income (loss) from continuing operations before provision for income taxes	(592,000)	2,295,000
Provision for (benefit from) income taxes	(165,000)	426,000

Income (loss) from continuing operations	(427,000)	1,869,000
Income (loss) from discontinued operations	95,000	(258,000)

Net income (loss)	$(332,000)	$1,611,000

Per share data:
Income (loss) from continuing operations
Basic	$(0.13)	$0.57
Diluted	$(0.13)	$0.57
Income (loss) from discontinued operations
Basic	$0.03	$(0.08)
Diluted	$0.03	$(0.08)
Net income (loss)
Basic	$(0.10)	$0.49
Diluted	$(0.10)	$0.49
Weighted average shares outstanding - basic	3,272,350	3,262,474
Weighted average shares outstanding - diluted	3,272,350	3,270,549

See notes to condensed consolidated financial statements.

PRO-DEX, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For The Nine Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$(332,000)	$1,611,000
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	493,000	508,000
Allowance for doubtful accounts	7,000	(17,000)
Share-based compensation	73,000	28,000
Changes in:
Accounts receivable and other receivables	817,000	(415,000)
Inventories	644,000	(188,000)
Prepaid expenses	(48,000)	(56,000)
Other assets	8,000	17,000
Accounts payable and accrued expenses	(555,000)	166,000
Income taxes receivable and payable	(486,000)	158,000

Net cash provided by operating activities	621,000	1,812,000

Cash flows from investing activities:
Purchases of equipment	(245,000)	(181,000)
Proceeds from sale of equipment	82,000	—

Net cash used in investing activities	(163,000)	(181,000)

Cash flows from financing activities:
Principal payments on term loan	(268,000)	(296,000)
Net proceeds from bank term loan refinancing	—	150,000
Principal payments on mortgage	—	(1,528,000)
Proceeds from exercise of stock options	—	27,000

Net cash used in financing activities	(268,000)	(1,647,000)

Net increase (decrease) in cash and cash equivalents	190,000	(16,000)
Cash and cash equivalents, beginning of period	4,689,000	3,794,000

Cash and cash equivalents, end of period	$4,879,000	$3,778,000

Supplemental Information
Cash payments for interest	$25,000	$151,000
Cash payments for income taxes	$54,000	$205,000

See notes to condensed consolidated financial statements.

PRO-DEX, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Pro-Dex, Inc. (“we”, “us”, “our”, “Pro-Dex” or the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-K. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements presented in our Annual Report on Form 10-K for the fiscal year ended June 30, 2011. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results of operations for such interim periods are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended June 30, 2011.

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued amended guidance on fair value measurement and related disclosures. The new guidance clarified the concepts applicable for fair value measurement of non-financial assets and requires the disclosure of quantitative information about the unobservable inputs used in a fair value measurement. This guidance became effective for reporting periods beginning after December 15, 2011, and its application had no material impact on our consolidated financial statements.

In June 2011, the FASB issued amended guidance on the presentation of comprehensive income. The amended guidance eliminates one of the presentation options provided by current U.S. GAAP, that is to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity. In addition, it gives an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This guidance became effective for reporting periods beginning after December 15, 2011 and its application had no material impact on our consolidated financial statements.

NOTE 2. INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

	March 31, 2012	June 30, 2011
Raw materials	$1,170,000	$1,659,000
Work in process	712,000	746,000
Finished goods	1,177,000	1,298,000

Total inventories	$3,059,000	$3,703,000

At March 31, 2012, the Company included inventory in-transit from vendors at that date with raw materials and purchased components, rather than with finished goods and manufactured components as had been the historical presentation. Amounts at June 30, 2011 have been reclassified to conform to the current period presentation.

As more fully described in Note 6, on February 27, 2012, we completed the sale of our fractional horsepower motor product line.

NOTE 3. WARRANTY

The warranty accrual is based on historical costs of warranty repairs and expected future identifiable warranty expenses, and is included in accrued expenses in the accompanying consolidated balance sheets. As of March 31, 2012 and June 30, 2011 the warranty reserve related to continuing operations amounted to $599,000 and $688,000, respectively. Warranty expenses are included in cost of sales in the accompanying consolidated statements of operations. Changes in estimates to previously established warranty accruals result from current period updates to assumptions regarding repair costs and warranty return rates, and are included in current period warranty expense. Total warranty expense from continuing operations for the three months ended March 31, 2012 and 2011 was $71,000 and $275,000, respectively, and for the nine months ended March 31, 2012 and 2011 was $570,000 and $437,000, respectively.

Information regarding the accrual for warranty costs relating to continuing operations for the three and nine months ended March 31, 2012 and 2011 are as follows:

	Three months Ended March 31,
	2012	2011
Balances, beginning of period	$695,000	$588,000
Accruals during the period	69,000	188,000
Changes in estimates of prior period accruals	2,000	87,000
Warranty expenditures	(167,000)	(224,000)

Balances, end of period	$599,000	$639,000

	Nine months Ended March 31,
	2012	2011
Balances, beginning of period	$688,000	$676,000
Accruals during the period	340,000	464,000
Changes in estimates of prior period accruals	230,000	(27,000)
Warranty expenditures	(659,000)	(474,000)

Balances, end of period	$599,000	$639,000

The changes in estimates recorded during the nine months ended March 31, 2012 were due primarily to fluctuations in per-unit warranty repair costs and the effects of those fluctuations on our estimates of future warranty repair costs.

Warranty reserves related to discontinued operations (see Note 6) as of March 31, 2012 and June 30, 2011 amounted to $28,000 and $44,000, respectively. Total warranty expense from discontinued operations for the three months ended March 31, 2012 and 2011 amounted to a credit of $5,000 and expense of $10,000, respectively, and amounted to $6,000 and $20,000 for the nine months ended March 31, 2012 and 2011, respectively.

NOTE 4. NET INCOME (LOSS) PER SHARE

The difference in the weighted average shares outstanding used in the calculation of basic and diluted net income (loss) per share for the three and nine months ended March 31, 2012 and 2011 is as follows:

	Three Months Ended March 31,
	2012	2011
Numerators for basic and diluted per share data:
Income (loss) from continuing operations	$(513,000)	$909,000
Income (loss) from discontinued operations	26,000	(41,000)

Net income (loss)	$(487,000)	$868,000

Denominators for basic and diluted per share data:
Basic:
Weighted average common shares outstanding	3,272,350	3,272,350

Shares used in the computation of basic per share data	3,272,350	3,272,350

Diluted:
Shares used in the computation of basic per share data	3,272,350	3,272,350
Net shares assumed issued using the treasury stock method for outstanding common stock options	—	16,974

Shares used in the computation of diluted per share data	3,272,350	3,289,324

Basic per share data:
Income (loss) from continuing operations	$(0.16)	$0.28
Income (loss) from discontinued operations	0.01	(0.01)

Net income (loss)	$(0.15)	$0.27

Diluted per share data:
Income (loss) from continuing operations	$(0.16)	$0.27
Income (loss) from discontinued operations	0.01	(0.01)

Net income (loss)	$(0.15)	$0.26

	Nine Months Ended March 31,
	2012	2011
Numerators for basic and diluted per share data:
Income (loss) from continuing operations	$(427,000)	$1,869,000
Income (loss) from discontinued operations	95,000	(258,000)

Net income (loss)	$(332,000)	$1,611,000

Denominators for basic and diluted per share data:
Basic:
Weighted average common shares outstanding	3,272,350	3,262,474

Shares used in the computation of basic per share data	3,272,350	3,262,474

Diluted:
Shares used in the computation of basic per share data	3,272,350	3,262,474
Net shares assumed issued using the treasury stock method for outstanding common stock options	—	8,075

Shares used in the computation of diluted per share data	3,272,350	3,270,549

Basic per share data:
Income (loss) from continuing operations	$(0.13)	$0.57
Income (loss) from discontinued operations	$0.03	$(0.08)

Net income (loss)	$(0.10)	$0.49

Diluted per share data:
Income (loss) from continuing operations	$(0.13)	$0.57
Income (loss) from discontinued operations	0.03	(0.08)

Net income (loss)	$(0.10)	$0.49

Potentially dilutive securities, consisting of options to purchase shares of our common stock as described in Note 8, are not included in the calculation of diluted loss per share for the three and nine months ended March 31, 2012 due to their anti-dilutive effect on the diluted loss per share calculations for that period.

Options having exercise prices that are greater than the per share market price for our common stock have been excluded from the diluted per share calculations for the three and nine months ended March 31, 2011, due to their anti-dilutive effect. Shares represented by such options amounted to 171,804 and 149,134 for the three and nine months ended March 31, 2011, respectively.

NOTE 5. BANK DEBT

Union Bank Credit Facility

On February 4, 2011, we entered into a credit facility agreement with Union Bank that provides for the following:

•	A revolving credit line of up to $1.5 million in borrowing availability, under which no amounts have been borrowed;

•	A non-revolving credit line of up to $350,000 in borrowing availability for the purchase of equipment, which expired unused on February 4, 2012; and

•	A term loan of $1,250,000, of which $863,000 was outstanding as of March 31, 2012.

The maximum amount of borrowing under the revolving credit line is the lesser of:

(a)	$1,500,000; or

(b)	the sum of 80% of eligible domestic accounts receivable, plus the lesser of:

(i)	$400,000; or

(ii)	15% of the eligible raw materials and finished goods inventories.

Based on the foregoing, at March 31, 2012 we had the ability to borrow up to approximately $1.4 million on the revolving line of credit.

The revolving credit line’s terms require monthly interest payments based on borrowed amounts at a floating interest rate, calculated as Union Bank’s Reference Rate plus 0.5% (an aggregate interest rate of 3.75% at March 31, 2012). The line’s initial term expires on December 15, 2012, after which it is renewable annually at Union Bank’s option. Should Union Bank decide not to renew the line, it must give us a 60-day notice of such decision.

The terms of the $1.25 million term loan, the proceeds of which were used to pay off in full the Wells Fargo term loan described below, require monthly principal payments of $29,762, plus interest over its 42-month term. The term loan bears interest at a floating rate, calculated as Union Bank’s Reference Rate plus 0.5% (an aggregate interest rate of 3.75% at March 31, 2012).

All personal property assets of the Company collateralize the outstanding borrowings under the Union Bank credit facility.

The Union Bank credit facility agreement contains financial covenants that require us to comply with minimum quarterly liquidity and annual profitability thresholds, non-financial covenants that include monthly, quarterly and annual reporting requirements, and certain operational restrictions. At March 31, 2012, we were in compliance with these covenants and requirements.

Wells Fargo Bank Credit Facility

From November 2008 until February 4, 2011, we had a credit facility with Wells Fargo Bank consisting of the following:

•	A revolving credit line of up to $1.0 million in borrowing availability, under which no amounts were outstanding during its term; and

•

A five-year term loan with an initial balance of $2.0 million, of which $1.17 million was outstanding at December 31, 2010. On February 4, 2011, the term loan was paid off in full, as discussed further above.

Union Bank Mortgage

In March 2006, we entered into a ten-year mortgage with Union Bank for $1.65 million. The principal balance of the mortgage bore interest at a fixed annual rate of 6.73%. Payments on the mortgage were $11,379 per month (based on a 25-year amortization), with the balance of $1.3 million in principal due on April 1, 2016. The mortgage was collateralized by our Carson City, Nevada, land and building. On September 16, 2010, we paid the remaining $1.5 million balance due on the Union Bank mortgage, fully retiring such indebtedness.

NOTE 6. DISCONTINUED OPERATIONS

On February 27, 2012 (the “Closing Date”), we completed the sale of our fractional horsepower motor product line, operating under the name Pro-Dex Astromec and located in Carson City, Nevada, to SL Montevideo Technology, Inc. (“MTI”), a wholly owned subsidiary of SL Industries, Inc., pursuant to an Asset Purchase Agreement (the “APA”).

Under the terms of the APA, we sold substantially all the assets of Astromec, consisting of inventory, equipment and intangibles, and excluding cash, accounts receivable and the Carson City facility. We retained substantially all of Astromec’s liabilities except for those liabilities associated with certain contracts and unfilled purchase orders assumed by MTI.

In accordance with the terms of the APA, MTI paid us $747,000 on the Closing Date, representing (a) the estimated net book value of the assets sold, amounting to $830,000, less (b) a 10% holdback pending completion of a physical count of such assets. Upon the closing of the sale and finalization of the physical count, we recorded proceeds from the sale of $756,000, ($9,000 of which was received in April 2012), equal to the actual net book value of the assets sold as of the Closing Date, summarized as follows (in thousands):

Inventories	$664
Equipment	82
Other	10

Total	$756

Costs directly related to the sale aggregated $302,000 (of which $48,000 is included in accounts payable at March 31, 2012), and consisted primarily of a $100,000 fee paid to our financial advisor in connection with the transaction, other professional fees amounting to $66,000, and employee severance payments amounting to $125,000. Based on the foregoing, we recorded net proceeds from the sale of $454,000, and a loss on the sale, equal to the aforementioned direct costs, of $302,000, which is included in loss from discontinued operations for the three and nine months ended March 31, 2012 in the accompanying condensed consolidated statements of operations

Under the terms of the APA, we may also receive earnout payments based on revenues generated from the sale of (i) Astromec products and (ii) MTI products to Astromec prospects (defined in the APA) (collectively, the “Earnout Sales Base”). Such earnout payments, if and when earned, will be paid by MTI to us within 30 days following the end of each of our fiscal quarters during the three years subsequent to the Closing Date, and will amount to 6%, 4% and 2% of the Earnout Sales Base in the first, second and third such years, respectively. The earnout payments will be recognized in the quarter in which we become entitled to receive them. For the quarter ended March 31, 2012, we recognized income from an earnout payment of $20,000, which payment was received in April 2012.

Also on the Closing Date, we entered into a Transition Production Agreement (the “TPA”) with MTI, under which we provide MTI with manufacturing and certain administrative support services. MTI pays us for all our costs in providing the manufacturing services, and a fixed monthly amount for the administrative support services. The TPA had an original term of 90 days, subject to MTI’s ability to terminate the TPA upon ten business days’ written notice. On April 26, 2012, MTI provided us such notice of its election to terminate the TPA effective May 10, 2012.

Based on the foregoing, and in conformity with applicable accounting guidance, the Astromec product line qualifies as a discontinued operation. Accordingly, financial results of Astromec have been reported as discontinued operations in the accompanying consolidated statements of operations for all periods presented. Information regarding revenue and operating results of Astromec included in discontinued operations is as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011
Revenues
Product sales through the Closing Date	$513,000	$750,000	$2,389,000	$2,298,000
Manufacturing and administrative services under the TPA	39,000	—	—	—
Earnout payments under the TPA	20,000	—	—	—

Total revenues	$572,000	$750,000	$2,389,000	$2,298,000

Loss before provision for income taxes	$(243,000)	$(93,000)	$(174,000)	$(321,000)

Information regarding Astromec assets and liabilities included in the accompanying consolidated balance sheets is as follows:

	March 31, 2012	June 30, 2011
Inventories	$—	$592,000
Equipment	$—	$129,000
Accounts receivable	$314,000	$540,000
Other assets	$12,000	$4,000
Accounts payable	$100,000	$158,000
Accrued expenses	$260,000	$151,000

In addition, as a result of the sale of the Astromec product line, our intent is to sell the land and building constituting the facility we own in Carson City, Nevada. Accordingly, such land and building have been reclassified to assets held for sale in the accompanying March 31, 2012 consolidated balance sheet. Concurrent with this reclassification, we evaluated the carrying amount of the land and building in relation to its estimated fair value less cost to sell, and we determined that an adjustment to such carrying amount was not required.

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

Significant management judgment is required in determining our provision for income taxes and the recoverability of our deferred tax assets. Such determination is based primarily on our historical taxable income, with some consideration given to our estimates of future taxable income by jurisdictions in which we operate and the period over which our deferred tax assets will be recoverable. Due to cumulative taxable losses during the past three years, we maintained a $2.4 million valuation allowance against our deferred tax assets as of June 30, 2011.

As of March 31, 2012, the valuation allowance against our deferred tax assets is $2.3 million. The change in valuation allowance is due primarily to the expected realization of deferred tax attributes in the current year.

As of March 31, 2012, we have accrued $304,000 of unrecognized tax benefits related to federal and state income tax matters. The amount that would reduce the Company’s income tax expense if recognized and result in a corresponding decrease in the Company’s effective tax rate. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at July 1, 2011	$277,000
Additions based on tax positions related to the current year	24,000
Additions for tax positions of prior years	3,000

Balance at March 31, 2012	$304,000

Amounts accrued for unrecognized tax benefits are included as components of income taxes receivable or income taxes payable, as applicable, in the accompanying condensed consolidated balance sheets.

We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense when applicable. As of March 31, 2012 and June 30, 2011, no interest or penalties applicable to our unrecognized tax benefits have been accrued since we have sufficient tax attributes available to fully offset any potential assessment of additional tax.

Pro-Dex and its subsidiaries are subject to U.S. federal income tax, as well as income tax of multiple state tax jurisdictions. We are currently open to audit under the statute of limitations by the Internal Revenue Service for the years ended June 30, 2009 and later. Our state income tax returns are open to audit under the statute of limitations for the years ended June 30, 2008 and later. We do not anticipate a significant change to the total amount of unrecognized tax benefits within the next 12 months.

NOTE 8. SHARE-BASED COMPENSATION

We have two equity compensation plans, the Second Amended and Restated 2004 Stock Option Plan (the “Employees Stock Option Plan”) and the Amended and Restated 2004 Directors Stock Option Plan (the “Directors Stock Option Plan”) (collectively, the “Plans”), pursuant to which (i) options to purchase shares of common stock, or (ii) restricted shares of common stock, may be granted up to an aggregate amount of 1,333,333 common shares, with 1,066,667 and 266,666 shares distributed between the Employees Stock Option Plan and the Directors Stock Option Plan, respectively. The Plans are substantially similar, providing for a strike price equal to the closing price for a share of our common stock as of the last business day immediately prior to the Grant Date, vesting periods, as determined by the Board for the Employees Stock Option Plan and six months for the Directors Stock Option Plan, and terms of up to ten years, subject to forfeit 30 days after the holder ceases to be an employee or 90 days after the holder ceases to be director, as the case may be. At March 31, 2012, options to purchase an aggregate of 424,685 and 71,667 shares under the Employees Stock Option Plan and the Directors Stock Option Plan, respectively, are available to grant in future years. Aggregate share-based compensation expense under the Plans for the three months ended March 31, 2012 and 2011 was $40,000 and $16,000, respectively, and for the nine months ended March 31, 2012 and 2011 was $73,000 and $28,000, respectively.

The following weighted-average assumptions were used in the calculation of share-based compensation expense for options granted during the nine months ended March 31, 2012 and 2011:

	2012	2011
Dividend rate	None	None
Price volatility	62%	43%
Risk-free interest rate	1.0% - 1.3%	1.8% - 2.1%
Expected life	6.0 years	6.0 years

As of March 31, 2012, there was an aggregate of $160,000 of unrecognized compensation cost under the Plans related to 200,278 non-vested outstanding stock options with a per share weighted average value of $1.46. The unrecognized expense is anticipated to be recognized on a straight-line basis over a weighted average period of 1.6 years. Following is a summary of stock option activity for the nine months ended March 31, 2012 and 2011:

	2012		2011
		Weighted- Average Exercise		Weighted- Average Exercise
	Shares	Price	Shares	Price
Outstanding at beginning of period	320,842	$2.71	193,843	$3.94
Granted	205,000	2.04	115,000	2.01
Exercised	—	—	(20,500)	1.27
Forfeited	(47,502)	2.43	(27,501)	4.29

Outstanding at end of period	478,340	$2.67	260,842	$3.25
Exercisable at end of period	278,062	$3.15	182,091	$3.70

Weighted-average fair value per option granted during the period		$1.16		$0.88

Following is a summary of information regarding options outstanding and options exercisable at March 31, 2012:

	Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding	Average Contractual Life	Average Exercise Price	Aggregate Intrinsic Value	Number Outstanding	Average Remaining Contractual Life	Average Exercise Price	Aggregate Intrinsic Value

$1.35 to $2.09	298,334	8.7 years	$1.86	$175,267	155,834	8.3 years	$1.86	$91,992
$2.34 to $4.68	136,671	8.1 years	2.99	9,900	78,893	8.2 years	3.47	3,544
$5.22 to $5.76	20,001	2.7 years	5.51	—	20,001	2.7 years	5.51	—
$7.65 to $9.90	23,334	3.3 years	8.65	—	23,334	3.3 years	8.65	—

Total	478,340	8.0 years	$2.67	$185,167	278,062	7.1 years	$3.15	$95,536

NOTE 9. MAJOR CUSTOMERS

Information with respect to two customers, both accounting for sales in excess of 10% of our total sales in each of the three and nine-month periods ended March 31, 2012 and 2011, is as follows:

	As of and for the three months ended March 31,
	2012				2011
	Sales	Percent of Total	Accounts Receivable	Percent of Total	Sales	Percent of Total	Accounts Receivable	Percent of Total
Customer 1	$1,811,000	40%	$630,000	28%	$3,378,000	49%	$1,291,000	41%
Customer 2	$1,467,000	32%	$531,000	24%	$1,812,000	26%	$488,000	16%

	As of and for the nine months ended March 31,
	2012				2011
	Sales	Percent of Total	Accounts Receivable	Percent of Total	Sales	Percent of Total	Accounts Receivable	Percent of Total
Customer 1	$6,106,000	45%	$630,000	28%	$8,849,000	51%	$1,291,000	41%
Customer 2	$4,008,000	29%	$531,000	24%	$3,067,000	18%	$488,000	16%

In December 2009, our largest customer informed us that it was in the process of developing, and planned to eventually manufacture, its own surgical devices which are functionally comparable to the products we currently provide to the customer. We have been the exclusive manufacturer of these products since they were developed. We currently provide this Customer with two products (“Product A” and “Product B”) and repair services for such products. Sales for each of these categories for the three and nine months ended March 31, 2012 and 2011 were as follows:

	Three months ended March 31, 2012	Nine months ended March 31, 2012	% of total	Three months ended March 31, 2011	Nine months ended March 31, 2011	% of total
Product A	$470,000	$1,420,000	23%	$793,000	$3,241,000	37%
Product B	744,000	3,276,000	54%	2,231,000	4,613,000	52%
Repairs and components	597,000	1,410,000	23%	354,000	995,000	11%

Total	$1,811,000	$6,106,000	100%	$3,378,000	$8,849,000	100%

As of March 31, 2012 the Customer had orders of (i) $313,000 for Product A and (ii) $325,000 for non-warranty repairs, all of which was scheduled for delivery during the quarter ending June 30, 2012 and all of which the Customer has indicated it plans to purchase. However, the Customer has indicated that it does not plan to place further orders with us for these products.

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

We are continuing the implementation of steps to identify and capture additional revenue opportunities. There can be no assurance, however, as to either the timing or success of achieving this objective, and it is our intent to reduce operating costs, as we consider appropriate, to partially mitigate the impact of the revenue reduction. In the event that the Customer’s future purchases are reduced beyond the realization of such opportunities or cost reductions, we are likely to experience a material and adverse impact on our business.

NOTE 10. COMMITMENTS AND CONTINGENCIES

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

NOTE 11. FAIR VALUE MEASUREMENTS

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

Cash and cash equivalents: The carrying value of cash and cash equivalents is considered to be representative of their fair values based on the short-term nature of these instruments. As such these investments are classified within Level 1 of the valuation hierarchy.

Real estate held for sale: The land and building comprising this asset category are classified within Level 2 of the valuation hierarchy.

Although the methods above may produce a fair value calculation that may not be indicative of the net realizable value or reflective of future fair values, the Company believes its valuation methods are appropriate

NOTE 12. SUBSEQUENT EVENTS

Effective April 20, 2012 (the “Separation Date”), Mark P. Murphy, Chief Executive Officer, President and a member of the Board of Directors of Pro-Dex and its subsidiaries, resigned from all of such positions. On that date, the Company and Mr. Murphy entered into a Separation Agreement and General Release of All Claims (“Separation Agreement”).

Under the terms of the Separation Agreement, we, among other actions, (i) paid Mr. Murphy severance compensation of $300,000, in accordance with the terms of our employment letter agreement with Mr. Murphy dated July 14, 2010, and (ii) will pay the monthly premiums for continued health insurance coverage under COBRA for a period from the Separation Date through March 31, 2013, an estimated aggregate amount of $16,000. Because the payments discussed in (i) and (ii) above were both probable of incurrence and estimatable at March 31, 2011, such amounts were accrued in our March 31, 2012 condensed consolidated financial statements.

On the Separation Date we also entered into an Independent Contractor Agreement with Mr. Murphy under which he will earn a consulting fee of $5,000 per month. The Independent Contractor Agreement has a term through October 23, 2012, unless otherwise terminated earlier by either party upon three days’ notice.

Also on April 20, 2012, we executed an employment letter agreement with Michael J. Berthelot under which he commenced employment as Chief Executive Officer and President of Pro-Dex and its subsidiary. Mr. Berthelot has been a member of our Board of Directors since 2009 and will continue in that capacity, although, concurrent with the commencement of his employment with us, Mr. Berthelot resigned from his positions on the Board’s Audit, Compensation, and Nominating and Governance Committees.

The terms of our employment letter with Mr. Berthelot provide for the following:

•	A base annual salary of $300,000

•	Participation in our Annual Incentive Plan and Long-Term Incentive Plan upon his becoming eligible under the terms of each of those Plans

•

Participation in the Employees Stock Option Plan (see Note 8), under which our Board of Directors approved an initial grant, effective on the sixth day following the public release of our financial results for the fiscal quarter ended March 31, 2012 (the “Grant Date”), of an option for Mr. Berthelot to purchase up to 200,000 shares of our common stock. The option will vest in its entirety on the third anniversary following the Grant Date and have a term of ten years, such term period commencing on the Grant Date.

•	Participation in all our employee benefit plans, except for our Company-wide employee bonus plan in which none of our officers participates.

We also entered into our standard form of a Change of Control Agreement with Mr. Berthelot, which previously had been approved by the Board for eligible officers.

We have evaluated events or transactions that occurred after the balance sheet date of March 31, 2012 and have identified no such events or transactions, other than as described in Note 6 and this Note 12, which require adjustment to, or disclosure in, these financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

COMPANY OVERVIEW

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of the results of operations and financial condition of Pro-Dex, Inc. (“Company”, “Pro-Dex”, “we”, “our” or “us”) for each of the three and nine-month periods ended March 31, 2012 and 2011. This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and the Notes thereto included elsewhere in this report. This report contains certain forward-looking statements and information. The cautionary statements included herein should be read as being applicable to all related forward-looking statements wherever they may appear. Our actual future results could differ materially from those discussed herein.

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

With operations in Irvine, California and Beaverton, Oregon, we provide products used in medical, military, research and industrial applications. Experience in surgical devices and multi-axis motion control applications allows us to develop products that require high precision in harsh environments.

Our products are found in hospitals, dental offices, medical engineering labs, scientific research facilities and high tech manufacturing operations around the world. The names of Pro-Dex, Pro-Driver, Micro Motors and Oregon Micro Systems are used for marketing purposes as brand names.

On February 27, 2012, we completed the sale of our fractional horsepower motor product line, operating under the name Pro-Dex Astromec (“Astromec”) and located in Carson City, Nevada, to SL Montevideo Technology, Inc., a wholly owned subsidiary of SL Industries, Inc. The Astromec product line has been treated as a discontinued operation in the Condensed Consolidated Financial Statements and the Notes thereto included elsewhere in this report for all periods presented. The following discussion and analysis provides information solely with respect to our continuing operations, which excludes Astromec, unless otherwise indicated.

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

Warranty expenses, including changes of estimates, are included in cost of sales in our consolidated statements of operations.

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

Long-lived Assets and Real Estate Held for Sale

We review the recoverability of long-lived assets, consisting primarily of equipment and leasehold improvements, and of real estate held for sale, when events or changes in circumstances occur that indicate carrying values may not be recoverable.

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

Income Taxes

We recognize deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of our assets and liabilities along with net operating loss and tax credit carryovers. Deferred tax assets at March 31, 2012 and June 30, 2011 consisted primarily of basis differences related to research and development tax credit utilization, intangible assets, accrued expenses and inventories.

Significant management judgment is required in determining our provision for income taxes and the recoverability of our deferred tax assets. Such determination is based on our historical taxable income, with consideration given to our estimates of future taxable income and the periods over which deferred tax assets will be recoverable. We record a valuation allowance against deferred tax assets to reduce the net carrying value to an amount that we believe is more likely than not to be realized. When we establish or reduce the valuation allowance against deferred tax assets, the provision for income taxes will increase or decrease, respectively, in the period such determination is made. At March 31, 2012 and June 30, 2011, we maintained a valuation allowance against the entire balance of our deferred tax assets, net of deferred tax liabilities.

Description of Business

The majority of our revenue is derived from designing, developing and manufacturing surgical devices for the medical device and dental industries and motion control software and hardware for industrial and scientific applications. The proportion of total sales by customer type is as follows:

	Three months ended March 31,				Nine months ended March 31,
Customer type	2012		2011		2012		2011
	(Dollars in thousands)				(Dollars in thousands)
Medical	$3,463	76%	$5,571	81%	$10,539	78%	$13,195	76%
Industrial	683	15%	862	12%	2,098	15%	2,462	14%
Dental	290	7%	331	5%	704	5%	1,301	8%
Government and other	103	2%	112	2%	260	2%	356	2%

Total sales	$4,539	100%	$6,876	100%	$13,601	100%	$17,314	100%

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

At March 31, 2012, we had a backlog of $5.9 million, delivery dates for which occur primarily during our fiscal year 2012 fourth quarter and the first half of fiscal year 2013. We may experience variability in our new order bookings due to various reasons, including, but not limited to, the timing of major new product launches and customer planned inventory builds. However, we do not typically experience seasonal fluctuations in our shipments and revenues.

RESULTS OF OPERATIONS

Comparison of the three-month periods ended March 31, 2012 and 2011

The following table sets forth certain financial data for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012		2011
	Dollars in thousands
Net sales	$4,539	100%	$6,876	100%
Cost of sales	3,336	73%	4,082	59%

Gross profit	1,203	27%	2,794	41%
Selling expenses	450	10%	422	6%
General and administrative expenses	939	21%	675	10%
Research and development costs	486	11%	471	7%

Income (loss) from continuing operations before items below	(672)	-15%	1,226	18%
Interest expense and other, net	(8)	0%	(55)	-1%

Income (loss) before provision for income taxes	(680)	-15%	1,171	17%
Provision for (benefit from) income taxes	(167)	-4%	262	4%

Income (loss) from continuing operations	(513)	-11%	909	13%
Income (loss) from discontinued operations	26	0%	(41)	0%

Net income (loss)	$(487)	-11%	$868	13%

Net sales from continuing operations for the three months ended March 31, 2012 decreased $2.3 million, or 34%, to $4.5 million from $6.9 million for the three months ended March 31, 2011, due primarily to decreases in sales of our medical device products to our two largest customers of $1.9 million, and net decreases in sales to other medical device customers amounting to $197,000.

Gross profit for the three months ended March 31, 2012 decreased $1.6 million or 57% from the corresponding period in 2011, resulting primarily from (a) $956,000 attributable to the sales volume decreases discussed above, (b) $338,000 resulting from related product mix changes, and (c) $300,000 resulting from reduced manufacturing efficiencies associated with the lower sales volume. Gross profit as a percentage of sales decreased to 27% for the three months ended March 31, 2012, compared to 41% for the three months ended March 31, 2011. Of this 14 percentage point decrease, seven percentage points arose from the aforementioned product mix changes, and six percentage points arose from the aforementioned reduction in manufacturing efficiencies.

Selling expenses increased $28,000, or 7%, to $450,000 for the three months ended March 31, 2012, from $422,000 for the corresponding period in 2011. This increase is attributable primarily to increases in advertising and trade show expenses of $48,000 and $10,000, respectively, offset by a decrease in employee-related expenses of $31,000, from 2011 to 2012.

General and administrative expenses increased $264,000, or 39%, to $939,000 for the three months ended March 31, 2012, from $675,000 for the corresponding period in 2011, due primarily to costs, amounting to $339,000, accrued in connection with the resignation of our former Chief Executive Officer (see Note 12 of Notes to Condensed Consolidated Financial Statements included elsewhere in this report). This accrual was partially offset by decreases in 2012 related to employee compensation amounting to $94,000 from 2011 to 2012. Without regard to the accrual, general and administrative costs for the three months ended March 31, 2012 decreased $75,000, or 11%, from the corresponding period in 2011.

Research and development costs, which include costs related to development of new products and enhancements to existing products, were relatively unchanged, increasing $15,000, or 3%, to $486,000 for the three months ended March 31, 2012 from $471,000 for the three months ended March 31, 2011.

As a result of the foregoing, we incurred a loss from continuing operations before interest and income taxes for the three months ended March 31, 2012 of $672,000, compared to income from continuing operations before interest and income taxes of $1.2 million for the corresponding period in 2011.

Net interest expense for the three months ended March 31, 2012 was $8,000 compared to $55,000 for the three months ended March 31, 2011. This decrease is due to the effect of the refinancing of our bank term loan in February 2011 (see Note 5 of Notes to Condensed Consolidated Financial Statements).

The provision for income taxes for the three months ended March 31, 2011 reflects an estimated effective combined federal and state tax rate on pre-tax income from continuing operations of 22%, which was lower than marginal statutory rates due to the utilization in that year of tax credits to reduce the fiscal 2011 tax provision. The benefit from income taxes for the three months ended March 31, 2012 reflects our ability to offset tax-basis net operating losses generated in fiscal 2012 against taxable income reported in previous fiscal years. However, due to the utilization of tax credits in such years, as described above with respect to fiscal year 2011, to reduce effective tax rates, the tax to be refunded from the carry back of tax-basis net operating losses to those years is at an effective rate of 25%, a rate that also is lower than statutory rates. The absence of a deferred tax provision reflects the fact that our deferred tax assets are fully reserved by a valuation allowance (see Note 7 of Notes to Condensed Consolidated Financial Statements included elsewhere in this report).

Discontinued operations for the three months ended March 31, 2012 include (a) the results of Astromec’s operations for the period from January 1, 2012 through the date of its sale on February 27, 2012, (b) the loss recorded in connection with the Astromec sale (see Note 6 of Notes to Condensed Consolidated Financial Statements included elsewhere in this report), and (c) an income tax benefit resulting from the realization of net deferred tax assets of Astromec in connection with its sale.

As a result of the foregoing, net loss for the three months ended March 31, 2012 was $487,000, or $0.15 per diluted share, as compared to net income of $868,000, or $0.26 per diluted share for the three months ended March 31, 2011.

Comparison of the nine-month periods ended March 31, 2012 and 2011

The following table sets forth certain financial data for the nine months ended March 31, 2012 and 2011:

	Nine months ended March 31,
	2012		2011
	Dollars in thousands
Net sales	$13,601	100%	$17,314	100%
Cost of sales	9,043	66%	10,092	58%

Gross profit	4,558	34%	7,222	42%
Selling expenses	1,192	9%	1,197	7%
General and administrative expenses	2,375	17%	2,205	13%
Research and development costs	1,555	12%	1,390	8%

Income (loss) from continuing operations before items below	(564)	-4%	2,430	14%
Net interest and other expense	(28)	0%	(135)	-1%

Income (loss) from continuing operations before provision for income taxes	(592)	-4%	2,295	13%
Provision for (benefit from) income taxes	(165)	-1%	426	2%

Income (loss) from continuing operations	(427)	-3%	1,869	11%
Income (loss) from discontinued operations	95	1%	(258)	-2%

Net income (loss)	$(332)	-2%	$1,611	9%

Net sales for the nine months ended March 31, 2012 decreased $3.7 million, or 21%, to $13.6 million from $17.3 million for the nine months ended March 31, 2011. Contributing to this decrease was (a) a reduction, amounting to $2.7 million, in sales of our medical device products to our largest customer, offset by an increase, amounting to $940,000, in sales of medical device products to our second largest customer, (b) a net decrease, amounting to $1.3 million, in sales to four other medical device product customers, due primarily to those customers’ discontinuance of products that our manufacturing had supported, and (c) a decrease, amounting to $364,000, in sales of our industrial products.

Gross profit for the nine months ended March 31, 2012 decreased $2.7 million, or 37%, compared to the corresponding period in 2011, which resulted primarily from (a) $1.5 million attributable to the sales volume decreases discussed above, (b) $810,000 resulting from related product mix changes and (c) $147,000 attributable to higher warranty expenses, due to an increase in the estimated per-unit warranty repair costs during the nine months ended March 31, 2012 relative to the corresponding period in 2011. Gross profit as a percentage of sales was 34% for the nine months ended March 31, 2012, compared to 42% for the nine months ended March 31, 2011. Of this eight percentage point decrease, the aforementioned product mix changes and increased warranty expenses were attributable for reductions of six points and two points, respectively.

Selling expenses remained relatively unchanged at $1.2 million for each of the nine-month periods ended March 31, 2012 and 2011. Changes between such periods consisted primarily of reductions in costs related to our website and in employee-related expenses, amounting to $121,000 and $68,000, respectively, partially offset by increases for advertising, travel and trade show expenses, amounting to $93,000, $25,000 and $50,000, respectively, in the nine-month period ended March 31, 2012 from the corresponding period in 2011.

General and administrative expenses increased $170,000, or 8%, to $2.4 million for the nine months ended March 31, 2012, from $2.2 million for the corresponding period in 2011, due primarily to increases, amounting to $339,000 and $44,000, related to costs accrued in connection with the resignation of our former Chief Executive Officer (see Note 12 of Notes to Condensed Consolidated Financial Statements included elsewhere in this report) and share-based compensation, respectively. Such increases were partially offset by decreases in employee compensation, amounting to $229,000, in the nine-month period ended March 31, 2012 from the corresponding period in 2011. Without regard to the accrual for costs associated with the resignation of our former Chief Executive Officer described above, general and administrative costs for the nine months ended March 31, 2012 decreased $169,000, or 8%, from the corresponding period in 2011.

Research and development costs, which include costs related to development of new products and enhancements to existing products, increased $165,000, or 12%, to $1.6 million for the nine months ended March 31, 2012, from $1.4 million for the nine months ended March 31, 2011 due primarily to increases of $65,000 and $63,000 in small motor development costs and employee related expenses, respectively, from 2011 to 2012.

As a result of the foregoing, we incurred a loss from continuing operations before interest and income taxes for the nine months ended March 31, 2012 of $564,000, compared to income from continuing operations before interest and income taxes of $2.4 million for the corresponding period in 2011.

Net interest expense for the nine months ended March 31, 2012 was $28,000 compared to $135,000 for the nine months ended March 31, 2011. The decrease was due to the effects of (a) the refinancing of our bank term loan in February 2011, and (b) the repayment and retirement in September 2010, prior to its maturity, of the mortgage collateralized by the land and building then owned in Carson City, Nevada (see Note 5 of Notes to Condensed Consolidated Financial Statements).

The provision for income taxes for the nine months ended March 31, 2011 reflects an estimated effective combined federal and state tax rate on pre-tax income from continuing operations of 19%, which was lower than marginal statutory rates due to the utilization in that year of tax credits to reduce the fiscal 2011 tax provision. The benefit from income taxes for the nine months ended March 31, 2012 reflects our ability to offset tax-basis net operating losses generated in fiscal 2012 against taxable income reported in previous fiscal years. However, due to the utilization of tax credits in such years, as described above with respect to fiscal year 2011, to reduce effective tax rates, the tax to be refunded from the carry back of tax-basis net operating losses to those years is at an effective rate of 28%, a rate that also is lower than statutory rates. The absence of a deferred tax provision reflects the fact that our deferred tax assets are fully reserved by a valuation allowance (see Note 7 of Notes to Condensed Consolidated Financial Statements included elsewhere in this report).

Discontinued operations for the nine months ended March 31, 2012 include (a) the results of Astromec’s operations for the period from July 1, 2012 through the date of its sale on February 27, 2012, (b) the loss recorded in connection with the Astromec sale (see Note 6 of Notes to Condensed Consolidated Financial Statements included elsewhere in this report), and (c) an income tax benefit resulting from the realization of net deferred tax assets of Astromec in connection with its sale.

As a result of the foregoing, net loss for the nine months ended March 31, 2012 was $332,000, or $0.10 per diluted share, as compared to net income of $1.6 million, or $0.49 per diluted share, for the nine months ended March 31, 2011.

Liquidity and Capital Resources

The following table presents selected financial information as of March 31, 2012 and June 30, 2011:

	March 31, 2012	June 30, 2011
Cash and cash equivalents	$4,879,000	$4,689,000
Working capital	$7,635,000	$7,819,000
Cash and cash equivalents, net of bank debt	$4,016,000	$3,558,000
Tangible book value per common share	$3.08	$3.15
Number of days of sales outstanding in accounts receivable from continuing operations	37	34

During the nine months ended March 31, 2012, cash and cash equivalents increased $190,000, as compared to a decrease of $16,000 for the corresponding period in 2011, as a result of the factors described below.

Net cash provided by operating activities during the nine months ended March 31, 2012, amounted to $621,000. Our operations, excluding the balance sheet changes discussed below, provided cash amounting to $241,000 after adjustment for non-cash items. Sources of cash arose from a reduction of accounts receivable amounting to $817,000, due primarily to the lower sales volume experienced during the 2012 period, relative to the corresponding period in 2011, and a decrease in inventories of $644,000, almost all of which was due to the sale of our Astromec business as more fully described in Note 6 of Notes to Condensed Consolidated Financial Statements included elsewhere in this report. Partially offsetting these cash sources were uses of cash in increasing prepaid expenses by $48,000, due primarily to the annual renewal of our commercial insurance policies, increasing income taxes receivable by $486,000 due to the ability to carry back tax-basis net operating losses to generate refunds of taxes from prior years, and reducing accounts payable and accrued liabilities by $555,000, due primarily to reduced activities in the 2012 period, relative to the corresponding period in 2011, and the payment in the first quarter of fiscal 2012 of employee bonuses based on the attainment of pre-determined goals related to fiscal 2011, net of the accrual of $339,000 for costs related to the resignation of our former CEO (see Note 12 of Notes to Condensed Consolidated Financial Statements provided elsewhere in this report).

During the nine months ended March 31, 2011, net cash provided by operating activities amounted to $1.8 million. Our operations, after adjustment for non-cash items and excluding balance sheet changes discussed below, provided cash amounting to $2.1 million. Additional sources of cash arose from increases in accounts payable and accrued liabilities, amounting to $166,000 and due primarily to high ordering activity relative to sales volumes and accruals for employee bonuses related to fiscal 2011 results, and in income taxes payable, amounting to $158,000 and related to profitable fiscal 2011 results. Uses of cash arose from increases in accounts receivable of $415,000 and inventories of $188,000, both increases due primarily to the high sales volumes during the 2011 period, and in prepaid expenses of $56,000, due primarily to the annual renewal of our commercial insurance policies.

Net cash used in investing activities during the nine months ended March 31, 2012 consisted of purchases of equipment, amounting to $245,000, net of proceeds received, amounting to $82,000, for the sale of equipment in connection with the sale of the Astromec business (see Note 6 of Notes to Condensed Consolidated Financial Statements included elsewhere in this report). Net cash used in investing activities during the corresponding period in 2011 consisted of purchases of equipment, amounting to $181,000.

Net cash used in financing activities during the nine months ended March 31, 2012 consisted of reductions in the principal balance of our bank term loan, amounting to $268,000. For the nine months ended March 31, 2011, net cash used in financing activities amounted to $1.6 million. Comprising this amount were (a) principal reductions, amounting to $296,000, to our term loan with Wells Fargo Bank until February 2011, and subsequently with Union Bank who refinanced the Wells Fargo Bank term loan, (b) proceeds of $150,000 received in connection with the aforementioned refinancing transaction, and (c) the payment, in September 2010, of the remaining $1.5 million balance due on a mortgage loan, held by Union Bank and collateralized by our Carson City, Nevada property, fully retiring such indebtedness. (See Note 5 of Notes to Condensed Consolidated Financial Statements included elsewhere in this report.) Also received during the period were proceeds amounting to $27,000 from the exercise of employee stock options.

Our bank credit facility agreements contain various covenants, including certain covenants measured annually based on fiscal year results, concerning our financial performance. Based on our financial results for the nine months ended March 31, 2012, we believe it is likely that our fiscal year 2012 results will cause us to be in noncompliance with one or more of these covenants. Should such noncompliance occur, the bank could declare us to be in default, which, if not waived by the bank, could cause the entire amount owing under the facility to become immediately due and payable and the need for us to seek alternative financing, which may not be available on terms which we deem reasonable.

Management believes that existing cash balances and cash flows from operations will be sufficient to fund operations for the next twelve months and to fully repay amounts owing under the bank credit facility should such repayment become necessary under conditions described in the preceding paragraph.

Potential Reduction in Large Customer Orders

In December 2009, our largest customer informed us that it was in the process of developing, and planned to eventually manufacture, its own surgical devices which are functionally comparable to the products we currently provide to the customer. We have been the exclusive manufacturer of these products since they were developed. We currently provide this Customer with two products (“Product A” and “Product B”) and repair services for such products. Sales for each of these categories for the three and nine months ended March 31, 2012 and 2011 were as follows:

	Three months ended March 31, 2012	Nine months ended March 31, 2012	% of total	Three months ended March 31, 2011	Nine months ended March 31, 2011	% of total
Product A	$470,000	$1,420,000	23%	$793,000	$3,241,000	37%
Product B	744,000	3,276,000	54%	2,231,000	4,613,000	52%
Repairs and components	597,000	1,410,000	23%	354,000	995,000	11%

Total	$1,811,000	$6,106,000	100%	$3,378,000	$8,849,000	100%

As of March 31, 2012 the Customer had orders of (i) $313,000 for Product A and (ii) $325,000 for non-warranty repairs, all of which was scheduled for delivery during the quarter ending June 30, 2012 and all of which the Customer has indicated it plans to purchase. However, the Customer has indicated that it does not plan to place further orders with us for these products.

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

We continuing the implementation of steps to identify and capture additional revenue opportunities. There can be no assurance, however, as to either the timing or success of achieving this objective, and it is our intent to reduce operating costs, as we consider appropriate, to partially mitigate the impact of the revenue reduction. In the event that the Customer’s future purchases are reduced beyond the realization of such opportunities or cost reductions, we are likely to experience a material and adverse impact on our business.

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

The Chief Executive Officer and Chief Financial Officer (the principal executive officer and principal financial officer, respectively) conducted an evaluation of the design and operation of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)). Based on that evaluation as of March 31, 2012, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective.

During the three and nine months ended March 31, 2012, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

As discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for our fiscal year ended June 30, 2011, our bank credit facility agreements contain various covenants, including certain covenants measured annually based on fiscal year results, concerning our financial performance. Based on our financial results for the nine months ended March 31, 2012, we believe it is likely that our fiscal year 2012 results will cause us to be in noncompliance with one or more of these covenants. Should such noncompliance occur, the bank could declare us to be in default, which, if not waived by the bank, could cause the entire amount owing under the facility to become immediately due and payable and the need for us to seek alternative financing, which may not be available on terms which we deem reasonable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibits:

10.1	Asset Purchase Agreement, dated February 27, 2012 by and among Pro-Dex, Inc., Pro-Dex Astromec, Inc., SL Montevideo Technology, Inc. and SL Industries, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed March 1, 2012)

31.1	Certification of Chief Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

**	Pursuant to applicable securities laws and regulations, the Company is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Company has made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 10, 2012	Date: May 10, 2012

PRO-DEX INC.	PRO-DEX INC.
By: / s / Michael J. Berthelot	By: / s / Harold A. Hurwitz

Michael J. Berthelot	Harold A. Hurwitz
Chief Executive Officer (Principal Executive Officer)	Secretary and Chief Financial Officer (Principal Financial and Accounting Officer)