Form 10-K
period 2012-06-30
PRO DEX INC
filed 2012-09-12
CIK 788920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended June 30, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of December 31, 2011, the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing sales price on the Nasdaq Capital Market was $6,315,268. For the purpose of this calculation, shares owned by officers, directors and 10% stockholders known to the registrant have been deemed to be owned by affiliates. This determination of affiliate status is not a determination for other purposes.

As of August 31, 2012, 3,272,350 shares of the registrant’s no par value common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: Part III incorporates by reference certain information from the registrant’s definitive proxy statement (the “Proxy Statement”) for the 2012 Annual Meeting of Shareholders.

PRO-DEX, INC.

PART I

Cautionary statement pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

When used in this Annual Report on Form 10-K, the words “expects,” “anticipates,” “estimates,” “believes,” “hopes,” “intends,” “forecasts” and similar expressions are intended to identify “forward-looking statements.” These statements, which are neither historical nor current facts, are made pursuant to the safe harbor provisions of Section 27a of the Securities Act of 1933, as amended, and Section 21e of the Securities Exchange Act of 1934, as amended, and the Company intends that such forward-looking statements be subject to those safe harbor provisions for such statements. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date of this report. While forward-looking statements represent management’s best judgment as to what may occur in the future, they are subject to risks, uncertainties and important factors beyond the control of the Company that could cause actual results and events to differ materially from historical results of operations and events as well as those presently anticipated or projected. These factors include adverse economic conditions, entry of new and stronger competitors, capital availability, unexpected costs, compliance with contractual obligations (including, but not limited to, covenants in lending agreements), failure to capitalize upon access to new customers, and marketplace delisting. Other risks and uncertainties which may affect forward-looking statements about the Company’s business and prospects include, but are not limited to, the ramifications of industry consolidation of medical products manufacturers, dealers and distributors, managed health care, the Company’s ability to effectively integrate operations of acquired companies, market acceptance and support of new products, cancellation of existing contracts, customer “in house” production of products previously designed by and/or acquired from the Company, maintaining favorable supplier relationships, the Company’s ability to engage qualified human resources as needed, regulatory compliance and general economic conditions. The Company disclaims any obligations subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

Item 1. Business

Company Overview

Pro-Dex, Inc. (“Company,” “Pro-Dex”, “we,” “our,”, “us”), with operations in Irvine, California and Beaverton, Oregon, designs and produces powered surgical and dental instruments and motion control products used in the medical, factory automation and scientific research industries.

Our products are found in hospitals, dental offices, medical engineering labs, scientific research facilities and high-tech manufacturing operations around the world. In addition to Pro-Dex, the names Micro Motors and Oregon Micro Systems are used for marketing purposes as brand names.

Our principal headquarters are located at 2361 McGaw Avenue, Irvine, California 92614 and our phone number is 949-769-3200. Our Internet address is www.pro-dex.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, amendments to those reports and other certain Securities and Exchange Commission (“SEC”) filings, are available free of charge through our website as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC. In addition, our Code of Ethics and other corporate governance documents may be found on our website at the Internet address set forth above. Our filings with the SEC may also be read and copied at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov and company specific information at www.sec.gov/edgar/searchedgar/companysearch.html.

In February 2012, we sold our fractional horsepower motor product line, operating under the name Pro-Dex Astromec and located in Carson City, Nevada, to a third party. As a result of the sale, this product line has been classified as a discontinued operation in conformity with applicable accounting guidance. Accordingly, unless otherwise indicated, Pro-Dex Astromec’s results have been reported as discontinued operations and removed from all financial discussions of continuing operations, including the Consolidated Financial Statements and Notes, appearing in this Annual Report on Form 10-K.

All years relating to financial data herein shall refer to fiscal years ended June 30, unless indicated otherwise.

Description of Business

The majority of our revenue is derived from designing, developing and manufacturing powered instruments for the medical and dental industries, and motion control software and hardware for industrial and scientific applications. The proportion of total sales by customer type is as follows:

	2012		2011
	Dollars in thousands
Medical	$13,177	76%	$18,802	78%
Industrial	2,699	16%	3,153	13%
Dental	968	6%	1,653	7%
Government and other	413	2%	452	2%

Total sales	$17,257	100%	$24,060	100%

Our medical device products utilize proprietary designs developed by us under exclusive design and supply agreements and are manufactured in our Irvine, California facility, as are our dental products. Our medical device products are sold primarily to original equipment manufacturers and our dental products are sold primarily to dental product distributors. In our Beaverton, Oregon facility, we design and manufacture embedded multi-axis motion controllers which are sold to distributors or original equipment manufacturers in the automation or research industries. The proportion of total sales by facility is as follows:

	2012		2011
	Dollars in thousands
Irvine	$15,327	89%	$21,464	89%
Beaverton	2,069	12%	2,829	12%
Interlocation sales	(139)	-1%	(233)	-1%

Total sales	$17,257	100%	$24,060	100%

In fiscal year 2012, the top 20 customers accounted for 88% of our sales, compared to 90% in fiscal year 2011. In fiscal year 2012, our two largest customers accounted for 71% of our sales with the largest customer accounting for 39% of our sales. This compares to fiscal year 2011 when our two largest customers accounted for 69% of our sales with the largest customer accounting for 51% of our sales. Some of our larger customers include Smith and Nephew, Medtronic, Sullivan Schein and Thermo Fisher Scientific. In many cases, including our two largest customers, disclosure of customer names is prohibited by confidentiality agreements with such entities.

We have no plans to discontinue the sales relationships with our existing significant customers and have no knowledge of them discontinuing their sales relationship with us, except that in December 2009 our largest customer (the “Customer”) informed us that it was in the process of developing, and planned to eventually manufacture, its own surgical devices which were functionally comparable to the products the Company provided to the Customer at that time. Pro-Dex had been the Customer’s exclusive manufacturer of these products since they were developed.

Through May 2012, we provided the Customer with two products (“Product A” and “Product B”) and repair services for both products. Sales for each of these categories for the years ended June 30, 2012 and 2011 were as follows:

	Sales
	2012		2011
	Amount	% of Total	Amount	% of Total
Product A	$3,276,000	49%	$6,701,000	55%
Product B	1,734,000	26%	4,299,000	35%
Repairs	1,700,000	25%	1,289,000	10%

Total	$6,710,000	100%	$12,289,000	100%

In June 2011, the Customer informed us that its product development had progressed to the point where it did not plan to place any new orders with us for these products beyond those orders already placed with delivery dates through May 2012, and we have received no such new orders.

In addition, the Customer indicated that it planned to limit repair requests from us to those Products A and B that are covered by our product warranty. Although we continue to receive repair orders from the Customer, there is no assurance that the Customer will continue to place repair orders with us, in which case repair revenue (for out-of-warranty products) would decline to zero or a negligible amount.

We are continuing to implement the steps of a strategic plan, the objectives of which are to identify and capture additional revenue opportunities and concurrently reduce operating costs not critical to revenue growth. There can be no assurance, however, as to either the timing or success of achieving these objectives, which, during any period not achieved, will cause us to experience a prolonged material and adverse impact on our business.

The majority of the raw materials and components used to manufacture our products are purchased from various suppliers and are available from several sources. Precipart Corporation, Tyco Precision Interconnect, Danaher and Transicoil are examples of key suppliers. We have no exclusive arrangements with any of our suppliers, but in several instances only one supplier is used for certain high-value purchased components. We consider our relationships with our suppliers and manufacturers to be good. We do not intend to terminate any such relationship at this time, nor does management have knowledge that any supplier or manufacturer intends to terminate its relationship with us.

Our commitment to product design, manufacturing and quality systems are supported by our compliance with several regulatory agency requirements and standards. Our Beaverton facility is certified to ISO 9001:2008. In our Irvine facility, we hold a U.S. FDA Establishment Registration and a State of California Device Manufacturing License (Dept of Public Health Food and Drug Branch). In addition, our Irvine facility is certified to ISO 13485:2003, Medical Device Directive 93/42/EEC – Annex II, and Canadian Medical Device Conformity Assessment System (CMDCAS).

At June 30, 2012, we had a backlog of $5.3 million. We have experienced, and may continue to experience, variability in our new order bookings due to various reasons, including, but not limited to, the timing of major new product launches and customer planned inventory builds. However, we do not typically experience seasonal fluctuations in our shipments and revenues.

Competition

The markets for products in the industries served by our customers are intensely competitive, and we face significant competition from a number of different sources. Several of our competitors have significantly greater name recognition, as well as substantially greater financial, technical, product development and marketing resources, than us.

We compete in all of our markets with other major medical device and motion control related companies. As a provider of outsourced services, we also compete with our customers’ own internal development and manufacturing groups. Competitive pressures and other factors, such as new product or new technology introductions by us, our customers’ internal development and manufacturing departments, or our competitors, may result in price or market share erosion that could have a material adverse effect on our business, results of operations and financial condition. Also, there can be no assurance that our products and services will achieve broad market acceptance or will successfully compete with other products targeting the same customers.

Research and Development

We conduct research and development activities to both maintain and improve our market position. Our research and development effort involves the design and manufacture of products that perform specific applications for our existing and prospective customers. Our research and development activities are focused on:

•	expanding our knowledge base in the medical device and motion control industries to solidify our products with current customers and expand our customer base;

•	advancing applicable technologies; and

•	enhancing our product lines.

We may share research and development costs with our customers by billing for non-recurring engineering expenses. While the fees received for non-recurring engineering expenses did not represent a significant portion of our revenue in either fiscal 2012 or 2011, such fees could become material in the future.

During the years ended June 30, 2012 and 2011, we incurred research and development expenses amounting to $2,068,000 and $1,889,000, respectively.

Employees

At June 30, 2012, we had 74 full-time employees, comprised of 64 employees in Irvine and 10 in Beaverton. At June 30, 2011 we had 115 full-time employees. This decrease is due primarily to reductions-in-force implemented in Irvine in November 2011 and June 2012, and to the sale of the Pro-Dex Astromec business in February 2012.

None of our employees are a party to any collective bargaining agreements with us. We consider our relationships with our employees to be good.

Government Regulations

The manufacture and distribution of medical and dental devices are subject to state and federal requirements set forth by various agencies including state dental boards and the U.S. Food and Drug Administration (“FDA”). The statutes, regulations, administrative orders, and advisories that affect our businesses are complex and subject to diverse, often conflicting, interpretations. While we make every effort to maintain full compliance with all applicable laws and regulations, we are unable to eliminate an ongoing risk that one or more of our activities or devices may at some point be determined to be non-compliant. The penalties for non-compliance could range from an administrative warning to termination of a portion of our business. Furthermore, even if we are subsequently determined to have fully complied with applicable laws or regulations, the costs to achieve such a determination and the intervening loss of business could adversely affect or result in the cessation of a portion of our business. A change in such laws or regulations at any time may have an adverse effect on our operations.

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

Management believes that each of our facilities has manufacturing systems and processes that are based on established Quality Management System standards. In addition, we believe that our Irvine facility is compliant with applicable Good Manufacturing Practices promulgated by the FDA, and is, with our Beaverton facility, also compliant with applicable ISO standards set forth by the International Organization for Standardization.

Patents, Trademarks, and Licensing Agreements

We hold patents relating to multi-axis motion controllers and miniature rotary drive products. Our patents have varying expiration dates. The near term expiration of the patents, if any, is not expected to cause any change in our revenue-generating operations as the revenue from the products associated with those patents is not material.

We believe that our activities do not infringe upon the intellectual property of any third party. We are unable to assess the validity, scope, or defensibility of our patents with any degree of certainty, and any challenge to or claim of infringement relating to our patents could materially and adversely affect our business and results of operations.

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

In fiscal year 2012, our top 20 customers accounted for 88% of our sales, with our two largest customers accounting for 39% and 32% of our sales, respectively.

Our largest customer, whose name is prohibited from being disclosed by a confidentiality agreement (the “Customer”), informed us in December 2009 that it was in the process of developing, and planned to eventually manufacture, its own surgical devices which were functionally comparable to the products the Company provided to the Customer at that time. Pro-Dex had been the Customer’s exclusive manufacturer of these products since they were developed.

Through May 2012, we provided the Customer with two products (“Product A” and “Product B”) and repair services for both products. Sales for each of these categories for the years ended June 30, 2012 and 2011 were as follows:

	Sales
	2012		2011
	Amount	% of Total	Amount	% of Total
Product A	$3,276,000	49%	$6,701,000	55%
Product B	1,734,000	26%	4,299,000	35%
Repairs	1,700,000	25%	1,289,000	10%

Total	$6,710,000	100%	$12,289,000	100%

In June 2011, the Customer informed us that its product development had progressed to the point where, it did not plan to place any new orders with us for these products beyond those orders already placed with delivery dates through May 2012, and we have received no such new orders.

In addition, the Customer indicated that it planned to limit repair requests from us to those Products A and B that are covered by our product warranty. Although we continue to receive repair orders from the Customer, there is no assurance that the Customer will continue to place repair orders with us, in which case repair revenue (for out-of-warranty products) would decline to zero or a negligible amount, adversely affecting our future results of operations.

The loss of one or more additional large customers could severely impact us, including having a material adverse effect on our business, financial condition, cash flows, revenue and results of operations.

Our failure to manage changing sales levels could harm us by having a material adverse effect on our business and results of operations.

During this current period of sales contraction, we are continuing to implement the steps of a strategic plan, the objectives of which are to identify and capture additional revenue opportunities and concurrently reduce operating costs not critical to revenue growth. There can be no assurance, however, as to either the timing or success of achieving these objectives, which, during any period not achieved, will cause us to experience a prolonged material and adverse impact on our business.

Even if we are successful in identifying and capturing additional revenue opportunities, we might be required to expand our overall production, development, marketing, sales, management and training capacity. In the event we are unable to identify, hire, train and retain qualified individuals in such capacities within a reasonable timeframe, such failure could have a material adverse effect on us.

We have terminated our bank credit facility agreements and intend to repay in full our bank term loan by September 30, 2012. An inability to achieve anticipated cash flows from operations over the next twelve months could have a material adverse effect on our liquidity and could require additional financing, which may not be available.

Our bank credit facility agreements contain various covenants, including certain covenants measured annually based on fiscal year results, concerning our financial performance. At June 30, 2012, we were in violation of profitability-based covenants, for which the bank had the right to declare us in default of the bank credit facility agreements and the entire amount owing under the facility, consisting of a term loan, to become immediately due and payable. We have historically not made any borrowings against our bank lines of credit, and believe that existing cash balances and cash flows from operations will be sufficient to fund operations for the next twelve months and to fully repay the term loan. Accordingly, on August 30, 2012, we notified the bank of our intent to terminate the credit facility agreements and repay the term loan in full on or before September 30, 2012. By letter to us dated September 4, 2012, the bank waived, through October 1, 2012, the rights it otherwise would have had pursuant to the covenant violations described above.

An inability to achieve anticipated cash flows from operations could have a material adverse effect on our ability to fund operations for the next twelve months and require us to obtain new financing. However, there is no assurance that such financing will be available on acceptable terms, if at all.

A substantial portion of our business is derived from our two core business areas that, if not serviced properly, may result in a material adverse impact upon our business, results of operations and financial condition.

We currently derive a substantial part of our net revenues from sales of our medical device and motion control products and related services. We believe that a primary factor in the market acceptance of our products and services is the value that is created for our customers by those products and related services. Our future financial performance will depend in large part on our ability to continue to meet the increasingly sophisticated needs of our customers through the timely development, successful introduction and implementation of new and enhanced products and services. We have historically expended a significant percentage of our net revenues on product development and believe that significant continued product development efforts will be required to sustain our growth. Continued investment in our sales and marketing efforts will also be required to support future growth.

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

We compete in all of our markets with other major surgical device and motion control related companies. As a provider of outsourced products and services, we also compete with our customers’ own internal development groups. Competitive pressures and other factors, such as new product or new technology introductions by us, our customers’ internal development and manufacturing departments, or our competitors may result in price or market share erosion that could have a material adverse effect on our business, results of operations and financial condition. Also, there can be no assurance that our products and services will achieve broad market acceptance or will successfully compete with other products.

Our quarterly results can fluctuate significantly from quarter to quarter, which may negatively impact the price of our shares and/or cause significant variances in the prices at which such shares trade.

Our sales have fluctuated in the past, and may fluctuate in the future from quarter to quarter and period to period, as a result of a number of factors including, without limitation: the size and timing of orders from customers; the length of new product development cycles; market acceptance of new technologies; changes in pricing policies or price reductions by us or our competitors; the timing of new product announcements and product introductions by us or our competitors; the financial stability of major customers; our success in expanding our sales and marketing programs; acceleration, deferral, or cancellation of customer orders and deliveries; changes in our strategy; personnel changes; and general market and economic factors.

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

In addition, it is possible that our operating results in future quarters may be below the expectations of public market analysts and investors. In such an event, the price of our common stock could be materially adversely affected.

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

The FDA regulates all medical devices into one of three classes (Class I, II or III) based on the level of control necessary to assure the safety and effectiveness of the device. The FDA has broad enforcement powers to recall and prohibit the sale of products that do not comply with federal regulations, and to order the cessation of non-compliant processes. No claim has been made to date by the FDA regarding any of our products or processes. Nevertheless, as is common in the industry, certain of our products and processes are from time to time subject to routine governmental reviews and investigations. While management believes that our products and processes fully comply with applicable laws and regulations, we are unable to predict the outcome of any such future review or investigation.

We believe that our business is conducted in a manner consistent with EPA and other agency regulations governing disposition of industrial waste materials. In February 2011, we became aware of a report entitled “Site Discovery Report, Southeast Santa Ana Project DTSC – Cypress Region,” dated February 2010 (the “Report”), that was prepared by the Cypress regional office of the Cal/EPA Department of Toxic Substances Control (“DTSC”) for Region 9 of the U.S. Environmental Protection Agency (“USEPA”) under an agreement between the two agencies. The purpose of the Report was to identify sites within an area of southeast Santa Ana, California that may be sources of groundwater contamination previously detected in that area. The Report identified 25 sites, including our former Santa Ana site, for further screening by DTSC staff over the next two years. DTSC has informed us that no further evaluation of our former site took place during either fiscal year 2011 or 2012. It is uncertain whether future developments, if any, from DTSC’s screening process would have any application to our former site. In addition, we are unable to predict the outcome of any investigation or review which may be undertaken in the future with respect to our disposition of industrial waste materials.

If any of our products, processes or other operations were to be found in violation of government regulations, it could expose us to claims, liabilities and remedial obligations that could have a material adverse effect on our business.

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

We rely heavily on our proprietary technology, which if not properly protected or if deemed invalid, could have a material adverse effect on our business, results of operations and financial condition.

We are dependent on the maintenance and protection of our proprietary technology and rely on exclusive development and supply agreements, confidentiality procedures, and employee nondisclosure agreements to protect it. There can be no assurance that the legal protections and precautions taken by us will be adequate to prevent misappropriation of our technology or that competitors will not independently develop technologies equivalent or superior to ours. Further, the laws of some foreign countries do not protect our proprietary rights to as great an extent as do the laws of the United States and are often not enforced as vigorously as those in the United States.

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

The medical device and motion control markets are generally characterized by rapid technological change, changing customer needs, frequent new product introductions, and evolving industry standards. The introduction of products incorporating new technologies and the emergence of new industry standards could render our existing products obsolete and unmarketable. There can be no assurance that we will be successful in developing and marketing new products that respond to technological changes or evolving industry standards.

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

We maintain insurance to protect against claims associated with the use of our products, but there can be no assurance that our insurance coverage will adequately cover any claim asserted against us. Our products are complex and used in industries (including, but not limited to, aircraft [with respect to fractional horsepower motors manufactured prior to our sale of this product line in February 2012], medical and dental) where the malfunction of one of our products could subject us to claims regarding death or serious bodily injury. A successful claim brought against us in excess of our insurance coverage could have a material adverse effect on our business, results of operations and financial condition. Even unsuccessful claims could result in significant expenditures of funds in litigation, and of management time and resources.

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

Two of our shareholders, acting jointly, have announced their intent to nominate candidates for election to our Board of Directors in opposition to the candidates they anticipate to be nominated by our Board of Directors. In the event of a contested election for directors, we could incur increased costs, significant management distraction, loss of key employees and delays in our customers entering into contracts with us that would adversely affect our business and results of operations.

Two of our shareholders, acting jointly, have announced their intent to nominate three individuals, none of whom currently serve on our Board of Directors, as candidates for election to our Board of Directors at our next annual meeting of shareholders in opposition to the director candidates they anticipate will be nominated by our Board of Directors.

Should these two shareholders proceed with their stated intent, it is possible that a contested election for directors will result, which could significantly distract management from its normal operational duties and cause us to incur materially increased costs related to proxy solicitation, legal advice, and litigation.

In addition, the election of all three of their nominees could trigger a change of control (a) as defined in Change of Control Agreements we have entered into with members our management group, thus requiring payments as set forth in the Change of Control Agreements in the event of the termination, as defined therein, of any members of our management group; (b) as defined in our stock option plans, thus allowing for the acceleration of vesting of all stock options and shares of restricted stock outstanding on the date of such election; and (c) as defined in certain of our contacts with customers, thus allowing for the termination of those contracts.

The possibility of management distraction, increased costs and change of control as described above could adversely affect our results of operations and make it difficult for us to retain our management, employees, and customers, which could have a material adverse effect on our business as a whole.

We are subject to changes in and interpretations of financial accounting matters that govern the measurement of our performance, compliance with which could be costly and time consuming.

We are subject to changes in and interpretations of financial accounting matters that govern the measurement of our performance. Based on our reading and interpretations of relevant guidance, principles or concepts issued by, among other authorities, the Financial Accounting Standards Board, U.S. Securities and Exchange Commission and American Institute of Certified Public Accountants, management believes our performance, including current sales contract terms and business arrangements, has been properly reported. However, there continue to be issued interpretations and guidance for applying the relevant standards to a wide range of contract terms and business arrangements that are prevalent in the industries in which we operate. Future interpretations or changes by the regulators of existing accounting standards or changes in our business practices could result in future changes in our accounting policies and practices that could have a material adverse effect on our business, financial condition, cash flows, revenue and results of operations.

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

We own an office and manufacturing facility, and the 4.4 acres of land on which it sits, located at 2950 Arrowhead Drive, Carson City, Nevada 89708. This facility housed our fractional horsepower motor business, which we acquired, with the facility and land, in March 2006. The business was sold in February 2012, and the facility and land have been listed for sale and are currently unoccupied.

We believe that the base monthly rental rates on the leased facilities are higher than current rents charged for comparable properties in the market area, but were at comparable values when we entered into such leases. The current leased facilities are believed to be adequate for our expected needs. We believe each facility is in full compliance with applicable state, EPA and other agency environmental standards.

Item 3. Legal Proceedings

In February 2011, we became aware of a report entitled “Site Discovery Report, Southeast Santa Ana Project DTSC – Cypress Region,” dated February 2010 (the “Report”), that was prepared by the Cypress regional office of the Cal/EPA Department of Toxic Substances Control (“DTSC”) for Region 9 of the U.S. Environmental Protection Agency (“USEPA”) under an agreement between the two agencies. The purpose of the Report was to identify sites within an area of southeast Santa Ana, California that may be sources of groundwater contamination previously detected in that area. The Report identified 25 sites, including our former Santa Ana site, for further screening by DTSC staff over the next two years. DTSC has informed us that no further evaluation of our former site took place during either fiscal year 2011 or 2012. It is uncertain whether future developments, if any, from DTSC’s screening process would have any application to our former site.

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

Item 4. [Removed and Reserved]

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our no par value common stock is quoted under the symbol “PDEX” on the automated quotation system of the Nasdaq Capital Market (“NASDAQ”). The following table sets forth for the quarters indicated the high and low sales prices as reported by NASDAQ. The quotations reflect inter-dealer prices, without retail markup, markdown, or commissions, and may not necessarily represent actual transactions. On August 31, 2012, the last sale price of our common stock as reported by NASDAQ was $1.97 per share.

Quarter Ended	High	Low
September 30, 2010	$2.40	$1.65
December 31, 2010	$2.32	$1.90
March 31, 2011	$2.54	$2.02
June 30, 2011	$3.15	$2.08

September 30, 2011	$2.59	$1.64
December 31, 2011	$2.57	$1.81
March 31, 2012	$3.90	$1.92
June 30, 2012	$2.43	$1.80

At June 30, 2012, there were approximately 229 holders of record of our common stock. This number does not include beneficial owners including holders whose shares are held in nominee, or “street,” name.

We have never paid a cash dividend with respect to our common stock. The current policy of our Board of Directors is to retain earnings to provide funds for the operation and expansion of the business. However, we recently publicly disclosed that we will be evaluating plans during fiscal year 2013 that could provide for the return of cash in excess of our operational needs, if any, to our shareholders in the form of a stock buy-back, cash dividend, or a combination thereof, in light of circumstances then existing, including our earnings, financial requirements, general business conditions and covenants such as those associated with a future bank credit facility, should one be obtained, the likelihood of which cannot be assured, that might limit such actions.

Equity Compensation Plan Information

Following is information with respect to securities authorized for issuance under equity compensation plans as of June 30, 2012:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Available for Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	591,672	$2.48	358,299

Total	591,672	$2.48	358,299

Item 6. Selected Financial Data

Not Required.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of the Company’s results of operations and financial condition for the years ended June 30, 2012 and 2011. Unless otherwise indicated, this discussion excludes the results of our fractional horsepower motor product line, operating under the name Pro-Dex Astromec, which we sold in February 2012 and which has been classified as a discontinued operation. This discussion should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included elsewhere in this report. This report contains certain forward-looking statements and information. The cautionary statements included below and elsewhere in this report should be read as being applicable to all related forward-looking statements wherever they may appear. Our actual future results could differ materially from those discussed herein.

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

Long-lived Assets and Real Estate Held for Sale

We review the recoverability of long-lived assets, consisting of equipment and leasehold improvements, and of real estate held for sale, when events or changes in circumstances occur that indicate carrying values may not be recoverable.

Stock-Based Compensation

We recognize compensation expense for all share-based awards made to employees and directors. The fair value of share-based awards is estimated at the grant date using the Black-Scholes option-pricing model. The portion that is ultimately expected to vest is recognized as compensation cost over the requisite service period using the straight-line single option method.

The determination of fair value using the Black-Scholes model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables, including expected stock price volatility, risk-free interest rate, expected dividends and projected employee stock option exercise behavior. We estimate stock price volatility based on two factors: (a) the measurement date (typically the grant date) and (b) the expected life of the option, which we calculate using the Staff Accounting Bulletin No. 107 simplified method.

Income Taxes

We recognize deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of our assets and liabilities along with net operating loss and tax credit carryovers. Deferred tax assets at June 30, 2012 and 2011 consisted primarily of basis differences related to research and development tax credit utilization, net operating loss carryovers, intangible assets, accrued expenses and inventories.

Significant management judgment is required in determining our provision for income taxes and the recoverability of our deferred tax assets. Such determination is based on our historical taxable income, with consideration given to our estimates of future taxable income and the periods over which deferred tax assets will be recoverable. We record a valuation allowance against deferred tax assets to reduce the net carrying value to an amount that we believe is more likely than not to be realized. When we establish or reduce the valuation allowance against deferred tax assets, the provision for income taxes will increase or decrease, respectively, in the period such determination is made. At June 30, 2012 and 2011, we maintained a valuation allowance against the entire balance of our deferred tax assets, net of deferred tax liabilities.

RESULTS OF OPERATIONS

Results of Operations for the Fiscal Year Ended June 30, 2012, Compared to the Fiscal Year Ended June 30, 2011

The following table sets forth financial data and the percentage of net sales regarding our financial position and operating results:

	Fiscal Year ended June 30,
	2012		2011
	Dollars in thousands
Net sales	$17,257	100%	$24,060	100%
Cost of sales	11,841	69%	13,919	58%

Gross profit	5,416	31%	10,141	42%
Selling expenses	1,531	9%	1,600	7%
General and administrative expenses	3,182	18%	3,174	13%
Research and development costs	2,068	12%	1,889	8%

Income (loss) from continuing operations before items below	(1,365)	-8%	3,478	14%
Interest expense	36	0%	148	0%
Provision (benefit) for income taxes	(441)	3%	530	2%

Income (loss) from continuing operations	(960)	-5%	2,800	12%
Income (loss) from discontinued operations	84	0%	(160)	-1%

Net income (loss)	$(876)	-5%	$2,640	11%

Net sales in 2012 decreased 28%, or $6.8 million, to $17.3 million from $24.1 million in 2011, due primarily to a reduction of $5.6 million in sales of our medical device products to our largest customer.

Although selective price increases and decreases were implemented in response to market conditions, the majority of the sales growth and declines for each product line is due primarily to changes in sales volume, not the effect of price changes.

At June 30, 2012, we had a backlog of $5.3 million compared with a backlog of $13.4 million at June 30, 2011. The decrease in orders from our largest customer contributed $5.1 to the backlog decrease, and $1.9 million of the backlog decrease was due to a delay in the timing of orders from our second largest customer, which orders were placed with us in July 2012.

Gross profit in 2012 decreased $4.7 million, or 47%, to $5.4 million from $10.1 million in 2011, resulting primarily from (a) $3.1 million attributable to the sales volume decreases discussed above, (b) $875,000 related to product mix changes and (c) $602,000 attributable to manufacturing inefficiencies caused by the lower sales volume. Gross profit as a percentage of sales was 31% for the year ended June 30, 2012, compared to 42% for the year ended June 30, 2011. Of this eleven percentage point decrease, the aforementioned product mix changes and manufacturing inefficiencies were the primary causes, each contributing five percentage points.

Selling expenses decreased $69,000, or 4%, to $1.5 million in 2012 from $1.6 million in 2011, due primarily to reduced website enhancement costs and departmental compensation expense of $130,000 and $95,000, respectively, offset by increased advertising and trade show participation, the costs of which grew $92,000 and $65,000, respectively, from 2011 to 2012.

General and administrative expenses were relatively unchanged, amounting to $3.2 million in both 2012 and 2011. Underlying the absence of a year-over-year change were decreases in employee compensation, primarily attributable to a decrease from 2011 to 2012 in performance-based bonuses, and legal expense of $247,000 and $128,000, respectively, offset by an increase of $339,000, related to costs incurred in connection with the resignation of our former Chief Executive Officer (see Note 8 of Notes to Consolidated Financial Statements).

Research and development costs, which include costs related to development of new products and enhancements to existing products, increased $179,000, or 9%, to $2,068,000 in 2012 from $1,889,000 in 2011 due primarily to increases of $83,000 and $84,000 in small motor development costs and employee related expenses, respectively, from 2011 to 2012.

Interest expense in 2012 was $36,000, compared to $148,000 in 2011. This decrease was due to the effects of (a) the refinancing of our bank term loan in February 2011, and (b) the repayment and retirement in September 2010, prior to its maturity, of the mortgage collateralized by the land and building then owned in Carson City, Nevada (see Note 5 of Notes to Consolidated Financial Statements).

Our effective combined federal and state tax benefit rate in 2012 was 31%, as compared to a 16% tax provision rate in 2011. The benefit generated in 2012 is attributable to the net operating losses incurred. The effective tax rates in both 2012 and 2011 were lower than the federal statutory rate primarily due to changes in net deferred tax credits not resulting in a deferred tax provision in 2011, such changes being fully offset by corresponding changes in the valuation allowance against such net deferred tax debits (see Note 7 of Notes to Consolidated Financial Statements).

As a result of the foregoing, loss from continuing operations for the year ended June 30, 2012 was $960,000 as compared to income from continuing operations of $2.8 million for the year ended June 30, 2011.

Discontinued operations reflect (a) the results of Astromec’s operations, which in 2012 include the period of our ownership of the Astromec business from July 1, 2011 through the date of its sale on February 27, 2012, and, for 2012, (b) costs directly related to the Astromec sale. For both 2012 and 2011, discontinued operations also include the income tax effects related to Astromec’s operations and sale, as appropriate in each period (see Note 3 of Notes to Consolidated Financial Statements).

As a result of the foregoing, net loss for the year ended June 30, 2012 was $876,000 as compared to net income of $2.6 million for the year ended June 30, 2011.

Liquidity and Capital Resources

The following table presents selected financial information as of June 30, 2012 and 2011:

	June 30, 2012	June 30, 2011
Cash	$4,112,000	$4,689,000
Working capital	$6,618,000	$7,819,000
Cash, net of bank debt	$3,338,000	$3,558,000
Tangible book value per common share	$2.92	$3.15

Net cash provided by operating activities during the year ended June 30, 2012, amounted to $45,000. Our operations, excluding the balance sheet changes discussed below, required cash amounting to $112,000 after adjustment for non-cash items. Sources of cash arose from a reduction of accounts receivable amounting to $1.4 million, due primarily to the lower sales volume experienced during the 2012 period relative to the corresponding period in 2011, and a decrease in inventories of $912,000, the majority of which was due to the sale of our Astromec business as more fully described in Note 3 of Notes to Consolidated Financial Statements. Partially offsetting these cash sources were uses of cash in increasing income taxes receivable by $641,000 due to the ability to carry back tax-basis net operating losses to generate refunds of taxes from prior years, and in reducing accounts payable and accrued liabilities by $1.5 million, due primarily to reduced inventory purchasing activities in 2012, consistent with the reduced sales volume in 2012, and the payment in the first quarter of fiscal 2012 of employee bonuses based on the attainment of pre-determined goals related to fiscal 2011.

During the year ended June 30, 2011, net cash provided by operating activities amounted to $2.9 million. Our operations, after adjustment for non-cash items and excluding balance sheet changes discussed below, provided cash amounting to $3.4 million. Additional sources of cash arose from increases in accounts payable and accrued liabilities, amounting to $383,000 and due primarily to high ordering activity relative to sales volumes and accruals for employee bonuses related to fiscal 2011 results. Uses of cash arose from increases in accounts receivable of $418,000 and inventories of $475,000, both increases due primarily to the high sales volumes during the 2011 period.

Net cash used in investing activities during the year ended June 30, 2012 consisted of purchases of equipment amounting to $341,000, net of proceeds received, amounting to $82,000, from the sale of equipment in connection with the sale of the Astromec business (see Note 3 of Notes to Consolidated Financial Statements). Net cash used in investing activities during the corresponding period in 2011 consisted of purchases of equipment, amounting to $265,000.

Net cash used in financing activities during the year ended June 30, 2012 was $362,000, and consisted primarily of reductions in the principal balance of our bank term loan, amounting to $357,000. For the year ended June 30, 2011, net cash used in financing activities amounted to $1.7 million. Comprising this amount were principal reductions, amounting to $236,000, to our term loan with Wells Fargo Bank (until February 2011) and with Union Bank (commencing February 2011), and the payment, in September 2010, of the remaining $1.5 million balance due on a mortgage loan, held by Union Bank and collateralized by our Carson City, Nevada property, fully retiring such indebtedness. (See Note 5 of Notes to Consolidated Financial Statements.)

Our bank credit facility agreements contain various covenants, including certain covenants measured annually based on fiscal year results, concerning our financial performance. At June 30, 2012, we were in violation of profitability-based covenants, for which the bank had the right to declare us in default of the bank credit facility agreements and the entire amount owing under the facility, consisting of a term loan, to become immediately due and payable. We have historically not made any borrowings against our bank lines of credit, and believe that existing cash balances and cash flows from operations will be sufficient to fund operations for the next twelve months and to fully repay the term loan. Accordingly, on August 30, 2012, we notified the bank of our intent to terminate the credit facility agreements and repay the term loan in full on or before September 30, 2012. By letter to us dated September 4, 2012, the bank waived, through October 1, 2012, the rights it otherwise would have had pursuant to the covenant violations described above. Accordingly, we have classified all amounts owing under the term loan as current liabilities as of June 30, 2012 in the Consolidated Financial Statements appearing elsewhere in this report.

Reduction in Large Customer Orders

In December 2009 our largest customer informed us that it was in the process of developing, and planned to eventually manufacture, its own surgical devices which were functionally comparable to the products the Company provided to the customer at that time. Pro-Dex had been the exclusive manufacturer of these products since they were developed. The resulting reduction in orders from our largest customer and its expected future impact on our business is more fully described in “Description of Business” under Item 1.

Changes in Bank Debt and Credit Facilities

Union Bank Credit Facility

As more fully described in Note 5 of Notes to Consolidated Financial Statements, during the fiscal year ended June 30, 2011, we effected the following changes in our bank debt and credit facility arrangements:

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

As discussed above in “Liquidity and Capital Resources” under this Item 7, on August 30, 2012 we informed the bank of our intent to repay the term loan in full and terminate the credit facility agreements. By letter to us dated September 4, 2012, the bank waived, through October 1, 2012, the rights it otherwise would have had pursuant to the covenant violations described above.

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

Recent Accounting Pronouncements

We evaluate authoritative accounting pronouncements upon their issuance and estimate the effect, if any, of such pronouncements on our financial statements. In our evaluation, we have concluded that there are no such pronouncements that have been issued with effective dates subsequent to June 30, 2012 that would have an effect on our financial statements or accounting policies had such pronouncements been currently in effect.

Item 7A. Quantitative and Qualitative Disclosures About Market Risks

Not applicable.

Item 8. Financial Statements and Supplementary Data

The financial statements and supplemental data of the Company may be found in this report on the pages indicated below.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

The Chief Executive Officer and Chief Financial Officer (the principal executive officer and principal financial officer, respectively) conducted an evaluation of the design and operation of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)). Based on that evaluation as of June 30, 2012, the Chief Executive Officer and the Chief Financial Officer concluded that the disclosure controls and procedures are effective.

Our management is responsible for establishing and maintaining adequate “internal control over financial reporting” (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of June 30, 2012.

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

During the quarter ended June 30, 2012, there were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

Information required by this Item is incorporated by reference from the information contained in the Company’s definitive Proxy Statement for the Company’s 2012 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended June 30, 2012 (the “Proxy Statement”).

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

Report of Independent Registered Public Accounting Firm

The Stockholders and Board of Directors

Pro-Dex, Inc.

We have audited the accompanying consolidated balance sheets of Pro-Dex, Inc. and Subsidiaries (the Company) as of June 30, 2012 and 2011 and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the years in the two-year period ended June 30, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pro-Dex, Inc. and Subsidiaries as of June 30, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the two-year period ended June 30, 2012 in conformity with accounting principles generally accepted in the United States of America.

/s/ Moss Adams LLP
Moss Adams LLP
Irvine, California
September 12, 2012

PRO-DEX, INC. and SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2012	June 30, 2011
ASSETS
Current assets:
Cash	$4,112,000	$4,689,000
Accounts receivable, net of allowance for doubtful accounts of $16,000 and $7,000 at June 30, 2012 and 2011, respectively	1,581,000	3,128,000
Other current receivables	123,000	12,000
Inventories	2,791,000	3,703,000
Prepaid expenses	172,000	145,000
Income taxes receivable	609,000	—
Deferred income taxes	109,000	163,000

Total current assets	9,497,000	11,840,000
Property, plant, equipment and leasehold improvements, net	2,539,000	3,661,000
Real estate held for sale	733,000	—
Other assets	53,000	60,000

Total assets	$12,822,000	$15,561,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$633,000	$1,207,000
Accrued expenses	1,425,000	2,379,000
Income taxes payable	47,000	78,000
Current portion of bank term loan	774,000	357,000

Total current liabilities	2,879,000	4,021,000

Non-current liabilities:
Bank term loan	—	774,000
Deferred income taxes	109,000	163,000
Deferred rent	284,000	279,000

Total non-current liabilities	393,000	1,216,000

Total liabilities	3,272,000	5,237,000

Commitments and contingencies
Shareholders’ equity:
Common shares; no par value; 50,000,000 shares authorized; 3,272,350 shares issued and outstanding June 30, 2012 and 2011	16,846,000	16,744,000
Accumulated deficit	(7,296,000)	(6,420,000)

Total shareholders’ equity	9,550,000	10,324,000

Total liabilities and shareholders’ equity	$12,822,000	$15,561,000

See notes to consolidated financial statements.

PRO-DEX, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Years Ended June 30,
	2012	2011

Net sales	$17,257,000	$24,060,000
Cost of sales	11,841,000	13,919,000

Gross profit	5,416,000	10,141,000

Operating expenses:
Selling expenses	1,531,000	1,600,000
General and administrative expenses	3,182,000	3,174,000
Research and development costs	2,068,000	1,889,000

Total operating expenses	6,781,000	6,663,000

Income (loss) from continuing operations before items below	(1,365,000)	3,478,000

Other expense:
Interest expense	36,000	148,000

Total other expense	36,000	148,000

Income (loss) from continuing operations before provision for income taxes	(1,401,000)	3,330,000
Provision for (benefit from) income taxes	(441,000)	530,000

Income (loss) from continuing operations	(960,000)	2,800,000
Income (loss) from discontinued operations, net of (benefit) from income taxes of $(146,000) and $(74,000) in 2012 and 2011, respectively	84,000	(160,000)

Net income (loss)	$(876,000)	$2,640,000

Per share data:
Income (loss) from continuing operations
Basic	$(0.29)	$0.86
Diluted	$(0.29)	$0.85
Income (loss) from discontinued operations
Basic	$0.02	$(0.05)
Diluted	$0.02	$(0.05)
Net income (loss)
Basic	$(0.27)	$0.81
Diluted	$(0.27)	$0.80

Weighted average shares outstanding — basic	3,272,350	3,264,936
Weighted average shares outstanding — diluted	3,272,350	3,287,415

See notes to consolidated financial statements.

PRO-DEX, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For The Years Ended June 30, 2012 and 2011

	Common Shares
	Number of Shares	Amount	Accumulated Deficit	Total
Balances, June 30, 2010	3,251,850	$16,675,000	$(9,060,000)	$7,615,000
Exercise of stock options	20,500	43,000	—	43,000
Stock-based compensation plan activity	—	26,000	—	26,000
Net income for the year ended June 30, 2011	—	—	2,640,000	2,640,000

Balances, June 30, 2011	3,272,350	$16,744,000	$(6,420,000)	$10,324,000
Repurchase of stock options	—	(6,000)	—	(6,000)
Stock-based compensation plan activity	—	108,000	—	108,000
Net loss for the year ended June 30, 2012	—	—	(876,000)	(876,000)

Balances, June 30, 2012	3,272,350	$16,846,000	$(7,296,000)	$9,550,000

See notes to consolidated financial statements.

PRO-DEX, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Years Ended June 30,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$(876,000)	$2,640,000
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	647,000	697,000
Allowance for doubtful accounts	9,000	(18,000)
Share-based compensation	108,000	43,000
Changes in:
Accounts receivable and other receivables	1,428,000	(418,000)
Inventories	912,000	(475,000)
Prepaid expenses	(26,000)	29,000
Other assets	7,000	18,000
Accounts payable and accrued expenses	(1,523,000)	383,000
Income taxes receivable and payable	(641,000)	(1,000)

Net cash provided by operating activities	45,000	2,898,000

Cash flows from investing activities:
Purchase of equipment	(341,000)	(265,000)
Proceeds from sale of equipment	82,000	—

Net cash used in investing activities	(259,000)	(265,000)

Cash flows from financing activities:
Principal payments on bank term loan	(357,000)	(236,000)
Principal payments on mortgage	—	(1,528,000)
Repurchase of stock options	(6,000)	—
Proceeds from exercise of stock options	—	26,000

Net cash used in financing activities	(363,000)	(1,738,000)

Net increase (decrease) in cash	(577,000)	895,000
Cash, beginning of year	4,689,000	3,794,000

Cash, end of year	$4,112,000	$4,689,000

Supplemental Information
Cash paid for interest	$37,000	$148,000
Cash paid for income taxes	$56,000	$456,000

See notes to consolidated financial statements.

PRO-DEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF BUSINESS

Pro-Dex, Inc. specializes in bringing speed to market in the design and manufacture of powered surgical and dental instruments and multi-axis motion control applications, and serves such markets as medical, research and industrial. Pro-Dex’s products are found in hospitals, dental offices, medical engineering labs, scientific research facilities and high tech manufacturing operations around the world.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Pro-Dex Astromec, Inc. (Note 3), and Pro-Dex Management, Inc., a non-operating subsidiary. All significant inter-company accounts and transactions have been eliminated.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

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

Cash and Cash Equivalents

We consider all highly liquid investments with an original maturity of ninety days or less to be cash equivalents. We had not invested any of our cash in cash equivalents during fiscal years 2012 or 2011.

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

Property, Plant, Equipment and Leasehold Improvements, and Real Estate Held For Sale

Property, plant, equipment and leasehold improvements are recorded at historical cost and depreciation is provided using the straight-line method over the following periods:

Building	39 years
Leasehold improvement	Shorter of the lease term or the asset’s estimated useful life
Equipment	Three to ten years

As more fully described in Note 3, on February 27, 2012, we completed the sale of our fractional horsepower motor product line, operating under the name Pro-Dex Astromec (“Astromec”), consisting primarily of inventories and equipment. On that date we also reclassified the land and building we own, which comprise the facility in which Astromec operated, to real estate held for sale. The carrying value of real estate held for sale is based on its historical cost at the date on which such assets were classified as held for sale (Note 3), and is not subject to depreciation.

Long-Lived Assets

We review the recoverability of the carrying amount of long-lived assets, such as property, plant, equipment and leasehold improvements, and real estate held for sale, when events or changes in circumstances occur that indicate such carrying values may not be recoverable. With respect to property, plant, equipment and leasehold improvements, carrying values are compared to expected future pre-tax cash flows, undiscounted and without interest charges, of related operations. With respect to real estate held for sale, the carrying value is compared to the estimated net proceeds from sale of the real estate. Impairment losses are recognized in instances where carrying values are less than such expected future cash flows or net proceeds from sale, as applicable.

Income Taxes

We recognize deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of our assets and liabilities along with net operating loss and tax credit carryovers. Deferred tax assets at June 30, 2012 and 2011 consisted primarily of basis differences related to research and development tax credit utilization, intangible assets, accrued expenses and inventories.

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

Concentration of Credit Risk

Financial instruments that potentially subject us to credit risk consist principally of cash and trade receivables. The Company places its cash with major financial institutions. At June 30, 2012 and 2011, and at various times throughout the fiscal years then ended, we had deposits in excess of federally insured limits. Credit sales are made to original equipment manufacturers and resellers throughout the world, and sales to such customers account for a substantial portion of our trade receivables. While such receivables are not collateralized, we evaluate their collectability based on several factors including customers’ payment histories.

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

The determination of fair value using the Black-Scholes model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables, including expected stock price volatility, risk-free interest rate, expected dividends, projected employee stock option exercise behaviors and forfeitures. We estimate stock price volatility based on two factors: (a) the measurement date (typically the grant date) and (b) the expected life of the option, which we calculate using the Staff Accounting Bulletin No. 107 simplified method.

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

Basic and Diluted Per Share Information

Basic per share amounts are computed on the basis of the weighted-average number of common shares outstanding during each period presented. Diluted per share amounts assume the exercise of all potential common stock equivalents, consisting solely of options to purchase common stock as discussed in Note 9, unless the effect of such exercise is to increase income, or decrease loss, per common share.

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

Real estate held for sale: The land and building comprising this asset category are classified within Level 2 of the valuation hierarchy for purposes of evaluating carrying value.

Although the methods above may produce a fair value calculation that may not be indicative of the net realizable value or reflective of future fair values, the Company believes its valuation methods are appropriate.

Research and Development

Research and development costs support the development of our product line platforms, and are charged to expense as incurred.

Advertising

Advertising costs are charged to selling expense as incurred and amounted to $358,000 and $397,000 for the years ended June 30, 2012 and 2011, respectively.

NOTE 3 – DISCONTINUED OPERATIONS

On February 27, 2012 (the “Closing Date”), we completed the sale of our fractional horsepower motor product line, operating under the name Pro-Dex Astromec and located in Carson City, Nevada, to SL Montevideo Technology, Inc. (“MTI”), a wholly owned subsidiary of SL Industries, Inc., pursuant to an Asset Purchase Agreement (the “APA”).

Under the terms of the APA, we sold substantially all the assets of Astromec, consisting primarily of inventory, equipment and intangibles, and excluding cash, accounts receivable and the Carson City facility. We retained substantially all of Astromec’s liabilities except for those liabilities associated with certain contracts and unfilled purchase orders assumed by MTI.

Upon closing of the sale and finalization of other items required by the APA, such as a physical inventory count, we recorded proceeds from the sale of $756,000, equal to the actual net book value of the assets sold as of the Closing Date, summarized as follows:

Inventories	$664,000
Equipment	82,000
Other	10,000

Total	$756,000

Costs directly related to the sale aggregated $302,000, and consisted primarily of a $100,000 fee paid to our financial advisor in connection with the transaction, other professional fees amounting to $66,000, and employee severance payments amounting to $125,000. Based on the foregoing, we recorded net proceeds from the sale of $454,000, and a loss on the sale, equal to the aforementioned direct costs, of $302,000, which is included in loss from discontinued operations for the year ended June 30, 2012 in the accompanying consolidated statements of operations.

Under the terms of the APA, we may also receive earnout payments based on revenues generated from the sale of (i) Astromec products and (ii) MTI products to Astromec prospects (defined in the APA) (collectively, the “Earnout Sales Base”). Such earnout payments, if and when earned, will be paid by MTI to us within 30 days following the end of each of our fiscal quarters during the three years subsequent to the Closing Date, and will amount to 6%, 4% and 2% of the Earnout Sales Base in the first, second and third such years, respectively. The earnout payments will be recognized in the quarter in which we become entitled to receive them. For the year ended June 30, 2012, we recognized income from earnout payments of $65,000, of which $45,000 was included in other receivables in the accompanying June 30, 2012 balance sheet and was received in July 2012.

Also on the Closing Date, we entered into a Transition Production Agreement (the “TPA”) with MTI, under which we provided MTI with manufacturing and certain administrative support services. MTI paid us for all our costs in providing the manufacturing services, and a fixed monthly amount for the administrative support services. In conformity with its terms, the TPA was terminated effective May 10, 2012.

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

	Years Ended June 30,
	2012	2011

Revenues	$2,160,000	$3,048,000

Loss before benefit from income taxes	$(62,000)	$(234,000)

Information regarding Astromec assets and liabilities included in the accompanying consolidated balance sheets is as follows:

	June 30,
	2012	2011
Inventories	$—	$592,000
Equipment	$—	$129,000
Accounts receivable	$45,000	$540,000
Other assets	$—	$4,000
Accounts payable	$3,000	$158,000
Accrued expenses	$25,000	$151,000

In addition, as a result of the sale of the Astromec product line, we listed for sale the land and building constituting the facility we own in Carson City, Nevada. Accordingly, effective as of the Closing Date, such land and building were reclassified to assets held for sale and appear as such in the accompanying June 30, 2012 consolidated balance sheet. Concurrent with this reclassification, we evaluated the carrying amount of the land and building in relation to its estimated fair value less cost to sell, and we determined that an adjustment to such carrying amount was not required.

NOTE 4 – COMPOSITION OF CERTAIN FINANCIAL STATEMENT ITEMS

Inventories

	June 30,
	2012	2011
Raw materials	$1,087,000	$1,659,000
Work in process	579,000	746,000
Finished goods	1,125,000	1,298,000

	$2,791,000	$3,703,000

At June 30, 2012, the Company included inventory in-transit from vendors at that date with raw materials and purchased components, rather than with finished goods and manufactured components as had been the historical presentation. Amounts at June 30, 2011 have been reclassified to conform to the current period presentation.

Property, Plant, Equipment and Leasehold Improvements

	June 30,
	2012	2011
Land	$—	$278,000
Building	—	641,000
Leasehold improvements	2,307,000	2,289,000
Equipment	6,735,000	6,993,000

Total	9,042,000	10,201,000
Accumulated depreciation	(6,503,000)	(6,540,000)

	$2,539,000	$3,661,000

Depreciation expense for the years ended June 30, 2012 and 2011 amounted to $647,000 and $697,000, respectively.

NOTE 5 – BANK DEBT

Union Bank Credit Facility

On February 4, 2011, we entered into a credit facility agreement with Union Bank that provides for the following:

•	A revolving credit line of up to $1,500,000 in borrowing availability, under which no amounts were borrowed;

•	A non-revolving credit line of up to $350,000 in borrowing availability for the purchase of equipment, which expired unused on February 4, 2012; and

•	A term loan of $1,250,000, of which $774,000 was outstanding at June 30, 2012.

The maximum amount of borrowing under the revolving credit line was the lesser of:

(a)	$1,500,000; or

(b)	the sum of 80% of eligible domestic accounts receivable, plus the lesser of:

(i)	$400,000; or

(ii)	15% of the eligible raw materials and finished goods inventories.

The revolving credit line’s terms required monthly interest payments based on borrowed amounts at a floating interest rate, calculated as Union Bank’s Reference Rate plus 0.5% (an aggregate interest rate of 3.75% at June 30, 2012). The line’s initial term was to expire on December 15, 2012.

The terms of the $1.25 million term loan, the proceeds of which were used to pay off in full the Wells Fargo term loan described below, require monthly principal payments of $29,762, plus interest over its 42-month term. The term loan bears interest at a floating rate, calculated as Union Bank’s Reference Rate plus 0.5% (an aggregate interest rate of 3.75% at June 30, 2012).

All personal property assets of the Company collateralize the outstanding borrowings under the Union Bank credit facility.

Our bank credit facility agreements contain various covenants, including certain covenants measured annually based on fiscal year results, concerning our financial performance. At June 30, 2012, we were in violation of profitability-based covenants, for which the bank had the right to declare us in default of the bank credit facility agreements and the entire amount owing under the facility, consisting of a term loan, to become immediately due and payable.

On August 30, 2012, we notified the bank of our intent to terminate the credit facility agreements and repay the term loan in full on or before September 30, 2012. By letter to us dated September 4, 2012, the bank waived, through October 1, 2012, the rights it otherwise would have had pursuant to the covenant violations described above.

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

NOTE 6 – WARRANTY ACCRUAL

Information regarding the accrual for warranty costs for the years ended June 30, 2012 and 2011 is as follows:

	2012	2011
Balance at beginning of year	$688,000	$676,000
Accruals during the year	486,000	627,000
Changes in estimates of prior period accruals	290,000	64,000
Warranty expenditures	(938,000)	(679,000)

Balance at end of year	$526,000	$688,000

Warranty expense from continuing operations was $776,000 and $691,000 for the fiscal years ended June 30, 2012 and 2011, respectively.

NOTE 7 – INCOME TAXES

The provision (benefit) for income taxes for the years ended June 30, 2012 and 2011 are as follows:

	2012	2011
Current:
Federal	$(435,000)	$492,000
State	(6,000)	38,000

Deferred:
Federal	—	—
State	—	—

Provision for income taxes	$(441,000)	$530,000

A reconciliation of the expected tax to the amount computed by applying the federal statutory income tax rates to income (loss) before income taxes for the years ended June 30, 2012 and 2011 is as follows:

	2012	2011
Federal income tax provision (benefit) at the statutory rate	(34)%	34%
Change in valuation allowance against net deferred tax assets	26	(19)
State income taxes, net of federal tax benefit	(9)	10
State income tax rate adjustment	(10)	—
Tax incentives	(7)	(10)
Non-deductible items	3	1

Provision for (benefit from) income taxes	(31)%	16%

Deferred income tax assets and liabilities in the accompanying consolidated balance sheets at June 30, 2012 and 2011 are as follows:

	2012	2011
Deferred tax assets/(liabilities) — current:
Accrued expenses	$332,000	$377,000
Inventories	282,000	406,000
Net operating losses	—	69,000
State taxes	(19,000)	1,000
Valuation allowance	(486,000)	(690,000)

	$109,000	$163,000

Deferred tax assets/(liabilities) — non-current:
Income tax credit carry forwards	$1,235,000	$743,000
Net operating losses	534,000	—
Intangible assets	430,000	991,000
Deferred rent	163,000	160,000
State taxes	37,000	20,000
Depreciation	(405,000)	(406,000)
Valuation allowance	(2,103,000)	(1,671,000)

	$(109,000)	$(163,000)

We have a federal net operating loss carry forward at June 30, 2012 in the amount of $447,000, which expires in 2032. State net operating loss carry forwards at June 30, 2012 and 2011 amount to $4,581,000 and $1,214,000, respectively, and will expire at various dates from 2018 through 2032. Federal and state tax credit carry forwards amount to $745,000 and $490,000, respectively, at June 30, 2012, and $308,000 and $435,000, respectively, at June 30, 2011. These credit carry forwards will expire at various dates from 2013 through 2032.

Significant management judgment is required in determining our provision for income taxes and the recoverability of our deferred tax asset. Such determination is based primarily on our historical taxable income, with some consideration given to our estimates of future taxable income by jurisdictions in which we operate and the period over which our deferred tax assets will be recoverable. Due to cumulative taxable losses in the three years preceding fiscal year 2012, we have maintained a full valuation allowance against our deferred tax assets at June 30, 2012 and 2011, information related to which is as follows:

Balance, July 1, 2011	$(2,362,000)
Increase in tax asset valuation allowance	(227,000)

Balance, June 30, 2012	$(2,589,000)

As of June 30, 2012, we have accrued $313,000 of unrecognized tax benefits related to federal and state income tax matters. The amount that would reduce the Company’s income tax expense if recognized and result in a corresponding decrease in the Company’s effective tax rate is $47,000.

Information with respect to our accrual for unrecognized tax benefits is as follows:

Balance, July 1, 2011	$277,000
Additions related to current year tax positions	33,000
Additions related to prior year tax positions	3,000

Balance, June 30, 2012	$313,000

We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense when applicable. As of June 30, 2012, no interest or penalties applicable to our unrecognized tax benefits have been accrued since we have sufficient tax attributes available to fully offset any potential assessment of additional tax.

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

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Leases

We lease our office, production and warehouse facilities in Irvine, California and Beaverton, Oregon under agreements that expire in March 2018 and April 2014, respectively. Both leases require us to pay insurance, taxes, and other expenses related to the leased space. Rent expense in 2012 and 2011 was $574,000 and $563,000, respectively. Minimum lease payments for future fiscal years ending June 30 are:

2013	$527,000
2014	532,000
2015	478,000
2016	495,000
2017	511,000
Thereafter	393,000

$2,936,000

Compensation Arrangements

Retirement Savings 401(k) Plan

The Pro-Dex, Inc. Retirement Savings 401(k) Plan (the “401(k) Plan”) is a defined contribution plan we administer that covers substantially all our employees and is subject to the provisions of the Employee Retirement Income Security Act of 1974, as amended. Employees are eligible to participate in the 401(k) Plan when they have attained 19 years of age and then can enter into the 401(k) Plan on the first day of each calendar quarter. Participants are eligible to receive non-discretionary Pro-Dex matching contributions of 25% of their contributions up to 5% of eligible compensation, once they have completed six months of service. For the years ended June 30, 2012 and 2011, we recognized compensation expense amounting to $44,000 and $49,000, respectively, in connection with the 401(k) Plan.

Annual Incentive Plan (“AIP”)

The AIP provides annual incentive opportunities for our key employees based upon the attainment of certain performance goals. Compensation expense under the terms of the AIP amounted to $29,000 and $474,000 in fiscal year 2012 and 2011, respectively, which amounts were included in accrued liabilities in the accompanying consolidated balance sheets.

Long-Term Incentive Plan (“LTIP”)

The LTIP provides incentive opportunities to our executives and other key employees, and are conditioned on attainment of certain performance goals for one or more fiscal years. Awards under the LTIP are accrued when payment of such awards becomes probable. For the year ended June 30, 2012 compensation expense under the terms of the LTIP amounted to $43,000, all of which was included in accrued liabilities at June 30, 2012. No compensation expense had been accrued under the terms of the LTIP as of June 30, 2011.

Directors Compensation Plan

The compensation plan for non-employee directors of the Board provides for the following:

•	An annual retainer of $24,000 for each director;

•	An additional annual retainer of $7,000 for the Board Chairman or Lead Director, and $5,000 for each Board Committee Chair;

•	Fees ranging from $500 to $1,000 for participation in Board or Committee meetings in excess of six per year; and

•

An option grant under the Directors Plan (as defined in Note 9) for the purchase of (i) 15,000 shares of common stock upon the director’s initial election or appointment to the Board, and (ii) 10,000 shares of common stock upon the director’s re-election to the Board.

For the years ended June 30, 2012 and 2011, director compensation expense amounted to $138,000 and $136,000, respectively.

Chief Executive Officer Employment Arrangement

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

On the Separation Date we also entered into an Independent Contractor Agreement with Mr. Murphy under which he earns a consulting fee of $5,000 per month. The Independent Contractor Agreement has a term through October 23, 2012, unless otherwise terminated earlier by either party upon three days’ notice.

Also on April 20, 2012, we executed an employment letter agreement with Michael J. Berthelot under which he commenced employment as Chief Executive Officer and President of Pro-Dex and its subsidiaries. Mr. Berthelot has been a member of our Board of Directors since 2009 and will continue in that capacity, although, concurrent with the commencement of his employment with us, Mr. Berthelot resigned from his positions on the Board’s Audit, Compensation, and Nominating and Governance Committees.

The terms of our employment letter with Mr. Berthelot provide, among other things, for the following:

•	A base annual salary of $300,000

•	Participation in our AIP and LTIP upon his becoming eligible under the terms of each of those Plans

•

Participation in the Employees Stock Option Plan (Note 9), under which our Board of Directors approved an initial grant, effective May 14, 2012 (the “Grant Date”), of an option for Mr. Berthelot to purchase up to 200,000 shares of our common stock. The option will vest in its entirety on the third anniversary following the Grant Date and have a term of ten years, such term period commencing on the Grant Date, and

•	Participation in all our employee benefit plans, except for our Company-wide employee bonus plan in which none of our officers participates.

Legal Matters

In April 2011, we settled the lawsuit for alleged groundwater contamination previously brought against us by the Orange County Water District (“OCWD”). Under the terms of the settlement the parties agreed to the following: (i) Pro-Dex paid to OCWD a total lump sum of $250,000, the entire amount of which was funded by our insurance company; (ii) the complaint filed by OCWD against Pro-Dex was dismissed, with prejudice; and (iii) OCWD released and discharged Pro-Dex and certain related parties of any and all claims related to the litigation and of any other claims that are connected with any contamination of groundwater or any other aspect of the environment in the area that is the subject of the litigation that has been caused by contaminants released at or are migrating from our former Santa Ana site. We also provided a release to OCWD concerning the litigation.

In February 2011, we became aware of a report entitled “Site Discovery Report, Southeast Santa Ana Project DTSC – Cypress Region,” dated February 2010 (the “Report”), that was prepared by the Cypress regional office of the Cal/EPA Department of Toxic Substances Control (“DTSC”) for Region 9 of the U.S. Environmental Protection Agency (“USEPA”) under an agreement between the two agencies. The purpose of the Report was to identify sites within an area of southeast Santa Ana, California that may be sources of groundwater contamination previously detected in that area. The Report identified 25 sites, including our former Santa Ana site, for further screening by DTSC staff over the next two years. DTSC has informed us that no further evaluation of our former site took place during either fiscal year 2011 or 2012. It is uncertain whether future developments, if any, from DTSC’s screening process would have any application to our former site.

In general, we are from time to time a party to various legal proceedings incidental to our business, none of which we consider may be material. There can be no certainty, however, that we may not ultimately incur liability or that such liability will not be material and adverse.

NOTE 9 – SHARE-BASED COMPENSATION

We have two equity compensation plans, the Second Amended and Restated 2004 Stock Option Plan (the “Employees Stock Option Plan”) and the Amended and Restated 2004 Directors Stock Option Plan (the “Directors Stock Option Plan”) (collectively, the “Plans”), pursuant to which (i) options to purchase shares of common stock, or (ii) restricted shares of common stock, may be granted up to an aggregate amount of 1,333,333 common shares, with 1,066,667 and 266,666 shares distributed between the Employees Stock Option Plan and the Directors Stock Option Plan, respectively. The Plans are substantially similar, providing for a strike price equal to the closing price for a share of our common stock as of the last business day immediately prior to the Grant Date, vesting periods, as determined by the Board for the Employees Stock Option Plan and six months for the Directors Stock Option Plan, and terms of up to ten years, subject to forfeit 30 days after the holder ceases to be an employee or 90 days after the holder ceases to be director, as the case may be. At June 30, 2012, options to purchase an aggregate of 286,632 and 71,667 shares under the Employees Stock Option Plan and the Directors Stock Option Plan, respectively, are available to grant in future years. Aggregate share-based compensation expense under the Plans for the years ended June 30, 2012 and 2011 were $108,00 and $43,000, respectively.

The following weighted average assumptions were used in the calculation of share-based compensation expense for options granted during the years ended June 30, 2012 and 2011:

	2012	2011
Dividend rate	None	None
Price volatility	75%	48%
Risk-free interest rate	0.9% - 1.3%	1.8% - 2.1%
Expected life	5.9 years	6.1 years

As of June 30, 2012, there was an aggregate of $282,000 of unrecognized compensation cost under the Plans related to 315,000 non-vested outstanding stock options with a per share weighted average value of $1.94. The unrecognized expense is anticipated to be recognized on a straight-line basis over a weighted average period of 2.0 years.

The following is a summary of stock option activity under the Plans for the years ended June 30, 2012 and 2011:

	2012		2011
		Weighted- Average		Weighted- Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding at beginning of period	320,842	$3.04	193,843	$3.94
Granted	425,000	2.01	175,000	2.05
Exercised	—	—	(20,500)	1.27
Repurchased	(24,722)	1.96	—	—
Forfeited	(129,448)	2.41	(27,501)	4.37

Outstanding at end of period	591,672	$2.48	320,842	$3.04

Exercisable at end of period	276,951	$3.10	218,898	$3.50

Weighted-average fair value per option granted during the period		$1.43		$0.91

The following table summarizes information regarding options outstanding and options exercisable under the Plans at June 30, 2012:

	Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Aggregate Intrinsic Value
$1.35 to $2.09	468,334	9.2 years	$1.91	$51,417	153,613	8.2 years	$1.85	$30,709
$2.34 to $4.68	80,003	7.0 years	3.29	—	80,003	7 years	3.29	—
$5.22 to $5.76	20,001	2.5 years	5.51	—	20,001	2.5 years	5.51	—
$7.65 to $9.90	23,334	3.0 years	8.65	—	23,334	3.1 years	8.65	—

Total	591,672	8.4 years	$2.48	$51,417	276,951	7.0 years	$3.10	$30,709

NOTE 10 – MAJOR CUSTOMERS

Information with respect to two customers, the identities of whom are protected by confidentiality agreements, both accounting for sales in excess of 10% of our total sales in each of the years ended June 30, 2012 and 2011, is as follows:

	As of and for the year ended June 30,
	2012				2011
	Sales	Percent of Total	Accounts Receivable	Percent of Total	Sales	Percent of Total	Accounts Receivable	Percent of Total
Customer 1	$6,710,000	39%	$57,000	4%	$12,289,000	51%	$1,060,000	34%
Customer 2	$5,721,000	33%	$812,000	51%	$4,371,000	18%	$430,000	14%

Our largest customer (the “Customer”) informed us in December 2009 that it was in the process of developing, and planned to eventually manufacture, its own surgical devices which were functionally comparable to the products the Company provided to the Customer at that time. Pro-Dex had been the exclusive manufacturer of these products since they were developed. Through May 2012, we provided the Customer with two products (“Product A” and “Product B”) and repair services for both products. Sales for each of these categories for the years ended June 30, 2012 and 2011 were as follows:

	Sales
	2012		2011
	Amount	% of Total	Amount	% of Total
Product A	$1,734,000	26%	$4,299,000	35%
Product B	3,276,000	49%	6,701,000	55%
Repairs	1,700,000	25%	1,289,000	10%

Total	$6,710,000	100%	$12,289,000	100%

In June 2011, the Customer informed us that its product development had progressed to the point at which it did not plan to place any new orders with us for these products beyond those orders already placed with delivery dates through May 2012, and we have received no such new orders.

In addition, the Customer indicated that it planned to limit repair requests from us to those Products A and B that are covered by our product warranty. Although we continue to receive repair orders from the Customer, repair revenue (for out-of-warranty products) would decline to zero or a negligible amount should the Customer decide to cease placing new repair orders with us.

We are continuing to implement the steps of a strategic plan, the objectives of which are to identify and capture additional revenue opportunities and concurrently reduce operating costs not critical to revenue growth. There can be no assurance, however, as to either the timing or success of achieving these objectives, which, during any period not achieved, will cause us to experience a prolonged material and adverse impact on our business.

NOTE 11 – PER SHARE INFORMATION

The difference in the weighted average shares outstanding used in the calculation of basic and diluted per share information for fiscal year 2012 and 2011 is as follows:

	Years Ended June 30,
	2012	2011
Numerators for basic and diluted per share data:
Income (loss) from continuing operations	$(960,000)	$2,800,000
Income (loss) from discontinued operations	84,000	(160,000)

Net income (loss)	$(876,000)	$2,640,000

Denominators for basic and diluted per share data:
Basic:
Weighted average common shares outstanding	3,272,350	3,264,936

Shares used in the computation of basic per share data	3,272,350	3,264,936

Diluted:
Shares used in the computation of basic per share data	3,272,350	3,264,936
Net shares assumed issued using the treasury stock method for outstanding common stock options	—	22,479

Shares used in the computation of diluted per share data	3,272,350	3,287,415

Basic per share data:
Income (loss) from continuing operations	$(0.29)	$0.86
Income (loss) from discontinued operations	0.02	(0.05)

Net income (loss)	$(0.27)	$0.81

Diluted per share data:
Income (loss) from continuing operations	$(0.29)	$0.85
Income (loss) from discontinued operations	0.02	(0.05)

Net income (loss)	$(0.27)	$0.80

Potentially dilutive securities, consisting of options to purchase shares of our common stock as described in Note 9, are not included in the calculation of diluted loss per share for the year ended June 30, 2012 due to their anti-dilutive effect on the diluted loss per share calculations for that period.

Options having exercise prices that are greater than the per share market price for our common stock have also been excluded from the diluted per share calculation for fiscal year 2011. Shares represented by such options were 107,508.

NOTE 12 – SUBSEQUENT EVENTS

We have evaluated events or transactions that occurred after the balance sheet date of June 30, 2012 and have identified no such events or transactions which required adjustment to, or disclosure in, these Consolidated Financial Statements other than as presented in such financial statements and the Notes thereto, including Note 5, “Bank Debt”.

Index to Exhibits

Exhibit No.	Document

3.1	Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K filed April 23, 2007).

3.2	Articles of Amendment to Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K filed December 5, 2007).

3.3	Articles of Amendment to Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K filed June 18, 2010).

3.4	Amended and Restated Bylaws, dated January 31, 2011 (incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K filed February 4, 2011)

10.1*	1994 Employees Stock Option Plan, as amended (incorporated herein by reference to Exhibit 10.22 to the Company’s Registration Statement on Form S-4 filed April 13, 1994).

10.2*	1994 Directors Stock Option Plan as amended (incorporated herein by reference to Exhibit 10.22 to the Company’s Registration Statement on Form S-4 filed April 13, 1994).

10.3*	Second Amended and Restated 2004 Stock Option Plan (incorporated herein by reference to Exhibit 4.1 to the Company’s Form S-8 filed February 15, 2012).

10.4*	Amended and Restated 2004 Directors Stock Option Plan (incorporated herein by reference to Exhibit 4.2 to the Company’s Form S-8 filed February 15, 2012).

10.5	Asset Purchase Agreement, dated October 31, 2005, between IntraVantage, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed November 2, 2005).

10.6	Exclusive License Agreement, dated October 31, 2005, between Pro-Dex, Inc. and IntraVantage, Inc. (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed November 2, 2005).

10.7	Royalty Agreement, dated October 31, 2005, between Pro-Dex, Inc. and IntraVantage, Inc. (incorporated herein by reference to Exhibit 10.3 to the Company’s Form 8-K filed November 2, 2005).

10.8	Asset Purchase Agreement, dated January 5, 2006, between Pro-Dex, Astromec, Inc., Astromec, Inc., M.D. Glover, Inc., Malcolm D. Glover, Jr., and Malcolm D. Glover, Sr. (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed January 6, 2006).

10.9	Purchase and Sale Agreement and Escrow Instructions, dated January 3, 2006, between Pro-Dex, Inc. and M.D. Glover, Inc. (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed January 6, 2006).

10.10	Credit Agreement, dated November 1, 2007, between Pro-Dex, Inc. and Wells Fargo Bank, N.A. (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed November 20, 2007).

10.11	First Amendment to Credit Agreement, dated November 17, 2008, between Pro-Dex, Inc. and Wells Fargo Bank, N.A. (incorporated herein by reference to Exhibit 10.3 to the Company’s Form 8-K filed January 13, 2009).

10.12	Term Note in favor of Wells Fargo Bank, N.A. dated November 17, 2008 (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed January 13, 2009).

10.13	Forbearance Letter, dated May 12, 2009, between Pro-Dex, Inc. and Wells Fargo Bank, N.A. (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-Q filed May 14, 2009).

10.14	Third Amendment to Credit Agreement, dated June 22, 2009, between Pro-Dex, Inc. and Wells Fargo Bank, N.A. (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed July 6, 2009).

10.15	Fourth Amendment to Credit Agreement, dated June 30, 2009, between Pro-Dex, Inc. and Wells Fargo Bank, N.A. (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed July 6, 2009.

10.16	Revolving Line of Credit Note and Fifth Amendment to Credit Agreement, dated November 1, 2009, with Wells Fargo Bank, N.A. (incorporated herein by reference to Exhibit 10.1 to Form 10-Q filed October 29, 2009).

10.17*	Form of Indemnification Agreement for directors and certain officers (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed October 29, 2008).

10.18*	Employment Agreement with Mark Murphy dated July 14, 2010 (incorporated herein by reference to Exhibit 10.4 to the Company’s Form 8-K filed July 16, 2010).

10.19	Lease agreement with Irvine Business Properties, dated August 3, 2007 (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed August 23, 2007).

10.20*	Severance Agreement between Jeffrey J. Ritchey and Pro-Dex, Inc. dated January 7, 2008 (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed January 9, 2008).

10.21*	Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed July 16, 2010).

10.22*	Annual Incentive Plan for the Senior Management (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed July 16, 2010).

10.23*	Description of Non-Employee Director Compensation Program (incorporated herein by reference to Exhibit 10.3 to the Company’s Form 8-K filed July 16, 2010).

10.24*	Separation Agreement between Pro-Dex, Inc. and Jeffrey S. Ritchey, dated October 7, 2010 (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed October 12, 2010).

10.25*	Employment Arrangement between Pro-Dex, Inc. and Harold A. Hurwitz (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed October 12. 2010).

10.26*	Long-Term Incentive Plan as amended on October 7, 2010 (incorporated herein by reference to Exhibit 10.3 to the Company’s Form 8-K filed October,12, 2010).

10.27	Business Loan Agreement, dated as of February 4, 2011, between Pro-Dex, Inc. and Union Bank, National Association (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed February 10, 2011).

10.28	Revolving Credit Line Note, dated as of February 4, 2011, by Pro-Dex, Inc. in favor of Union Bank, National Association (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed February 10, 2011).

10.29	Non-Revolving Credit Line Note, dated as of February 4, 2011, by Pro-Dex, Inc. in favor of Union Bank, National Association (incorporated herein by reference to Exhibit 10.3 to the Company’s Form 8-K filed February 10, 2011).

10.30	Term Loan Note, dated as of February 4, 2011, by Pro-Dex, Inc. in favor of Union Bank, National Association (incorporated herein by reference to Exhibit 10.4 to the Company’s Form 8-K filed February 10, 2011).

10.31	Security Agreement, dated as of February 4, 2011, by Pro-Dex, Inc. in favor of Union Bank, National Association (incorporated herein by reference to Exhibit 10.5 to the Company’s Form 8-K filed February 10, 2011).

10.32	Security Agreement, dated as of February 4, 2011, by Pro-Dex Astromec, Inc. in favor of Union Bank, National Association (incorporated herein by reference to Exhibit 10.6 to the Company’s Form 8-K filed February 10, 2011.)

10.33*	Employee Severance Policy, adopted July 1, 2011 (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed July 7, 2011).

10.34*	Change of Control Agreement entered into between Pro-Dex, Inc. and Harold A. Hurwitz, dated July 19, 2011 (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed July 22, 2011).

10.35	Asset Purchase Agreement entered into by and among Pro-Dex, Inc., Pro-Dex Astromec, Inc., SL Montevideo Technology, Inc. and SL Industries, Inc., dated February 27, 2012 (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed March 1, 2012).

10.36*	Separation Agreement entered into between Pro-Dex, Inc. and Mark P. Murphy, dated April 19, 2012 (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed April 20, 2012).

10.37*	Independent Contractor Agreement entered into between Pro-Dex, Inc. and Mark P. Murphy, effective April 23, 2012 (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed April 20, 2012).

10.38*	Employment Arrangement entered into between Pro-Dex, Inc. and Michael J. Berthelot, dated April 20, 2012 (incorporated herein by reference to Exhibit 10.3 to the Company’s Form 8-K filed April 20, 2012).

10.39*	Change of Control Agreement entered into between Pro-Dex, Inc. and Michael J. Berthelot, dated April 20, 2012 (incorporated herein by reference to Exhibit 10.4 to the Company’s Form 8-K filed April 20, 2012).

10.40	First Amendment to the Business Loan Agreement dated February 4, 2011 between Pro-Dex, Inc. and Union Bank, N.A., dated May 31, 2012 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed June 5, 2012).

10.41	Letter from Union Bank, N.A. to Pro-Dex, Inc. dated September 4, 2012 (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed September 4, 2012).

21.1	List of Subsidiaries (incorporated herein by reference to Exhibit 21.1 to the Company’s Form 10-KSB filed September 28, 2007).

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of the Chief Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of the Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF**	XBRL Extension Definition Linkbase Document

*	Denotes management contract or compensatory arrangement required to be filed as an exhibit to the Form 10-K.
**	Pursuant to applicable securities laws and regulations, the Company is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Company has made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRO-DEX INC.

/ s / Michael J. Berthelot
Michael J. Berthelot
President, Chief Executive Officer and Director
(Principal Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/ s / Michael J. Berthelot	September 11, 2012
Michael J. Berthelot	Date
President, Chief Executive Officer and Director
(Principal Executive Officer)

/ s / Harold A. Hurwitz	September 11, 2012
Harold A. Hurwitz	Date
Treasurer, Chief Financial Officer & Secretary
(Principal Financial and Accounting Officer)

/ s / George J. Isaac	September 11, 2012
George J. Isaac	Date
Director

/ s / William L. Healey	September 11, 2012
William L. Healey	Date
Director

/ s / David Holder	September 11, 2012
David Holder	Date
Director