Form 10-K/A
period 2012-06-30
PRO DEX INC
filed 2012-10-26
CIK 788920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A No. 1

☒	AMENDMENT NO. 1 TO ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended June 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

EXPLANATORY NOTE

On September 12, 2012, Pro-Dex, Inc. (the “Company,” “we,” “us,” or “our”) filed its Annual Report on Form 10-K for the fiscal year ended June 30, 2012 with the Securities and Exchange Commission.

In the aforementioned Form 10-K, the Company anticipated filing its definitive Proxy Statement for the Company’s 2012 Annual Meeting of Shareholders (the “Proxy Statement”) within 120 days after the end of the fiscal year ended June 30, 2012, and incorporated information from such Proxy Statement by reference into Items 10 through 14 of such Form 10-K as allowed by Securities and Exchange Commission (“SEC”) rules. The Company has since determined that it will file its Proxy Statement later than 120 days after the end of the fiscal year ended June 30, 2012. Accordingly, this Form 10-K/A No. 1 is being filed to amend the Form 10-K to include information with respect to Items 10 through 14.

Other than the changes described in this Explanatory Note, the Company is not amending or updating any information contained with its Annual Report on Form 10-K for the fiscal year ended June 30, 2012.

Therefore, this Form 10-K/A No. 1 should be read in conjunction with the Company’s other filings made with the Securities and Exchange Commission subsequent to the date of the filing of the aforementioned Annual Report on Form 10-K.

PRO-DEX, INC.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors

Our Board is currently composed of four members. All directors or their successor nominees stand for election each year.

Set forth below is certain information with respect to our directors.

Name	Age	Position With Company	Audit	Compensation	Nominating Governance
Michael J. Berthelot	62	Director, Chief Executive Officer and President
William L. Healey	67	Director and Chairman of the Board	X	X	C
David Holder	70	Director	X	C	X
George J. Isaac	67	Director	C	X	X

(X)	Member of the Committee

(C)	Chairman of the Committee

Messrs. Healey, Holder and Isaac currently each qualify as an “independent director” as such term is defined in Rule 5605(a)(2) of the Nasdaq Listing Rules.

Michael J. Berthelot (62) is our Chief Executive Officer and President, and has held these positions since April 2012. In addition, Mr. Berthelot has been the Chief Executive Officer of Cito Capital Corporation, a strategic consulting firm, since 2003, and is the founder and principal of Corporate Governance Advisors Inc., a consulting firm that provides corporate governance audits, performance evaluations, and advisory services to public company boards. From 1992 to 2003, he served as Chairman and Chief Executive Officer of TransTechnology Corporation, a publicly traded multinational manufacturing firm, and from 2003 until July 2006, he continued to serve as its non-executive Chairman. Mr. Berthelot is a Certified Public Accountant and serves as a director of Fresh Del Monte Produce Inc. and on the boards of several privately held companies in the technology industry. He teaches corporate governance at the University of California, San Diego’s Rady School of Management’s MBA program. Mr. Berthelot has been a director of ours since 2009.

Mr. Berthelot brings the following experience, qualifications, attributes and skills to our Board:

•

Operating and management experience in manufacturing and distribution businesses, including experience as chairman and chief executive officer of a publicly traded multinational manufacturing and distribution business for 13 years;

•

Core management and leadership skills gained through experience overseeing and managing multinational operations at the director and chief executive officer levels, including experience in evaluating strategic development opportunities and challenges, risk management, senior leadership development, vendor and customer relationships, competitive and financial positioning and shareholder relationships;

•

Experience in financial reporting, taxation, accounting and financial controls, business combination transactions, divestiture, restructuring and international business operations, including training as a Certified Public Accountant; and

•

Experience in governance matters through public and private directorships for more than 30 years, as a consultant on governance best practices and as a faculty member at a leading university, including experience with matters addressed by compensation, governance and audit committees.

William L. Healey (67) has been a private investor and business consultant since 2006. From 2002 to 2005, he served as President and Chief Executive Officer of Cal Quality Electronics, an electronics manufacturing company. Mr. Healey served as a private investor and consultant from 1999 to 2002. He served as Chairman of the Board of Directors of Smartflex Systems, an electronics manufacturing company, from 1996 to 1999 and as its President and Chief Executive Officer from 1989 to 1999. Prior to 1989, Mr. Healey served in a number of senior executive positions with Silicon Systems, including Senior Vice President of Operations. Mr. Healey also serves as a director of Microsemi Corporation and Sypris Solutions Inc. Mr. Healey has been a director of ours since 2007.

Mr. Healey brings the following experience, qualifications, attributes and skills to our Board:

•	20 years of senior-management-level experience in the semiconductor manufacturing industry, including experience in leading certain domestic and international manufacturing operations;

•	14 years of CEO-level experience in the electronics manufacturing services industry, including experience taking a manufacturing company public and participating in several corporate acquisitions;

•	16 years of board experience with five public companies including 10 years as chairman or lead independent director; and

•	Independent of our management.

David Holder (70) has been the Managing General Partner for Holder Capital Partners, a Southern California-focused early-stage, consulting practice focused on healthcare and medical technology, since 1984. From 1997 to 2001, he served as founding venture partner for Mission Ventures, a venture capital fund. During his tenure at Mission Ventures, $288 million was raised in two funds. In addition to his Mission Ventures investments, he has personally invested in nineteen early-stage ventures and has four currently active portfolio investments. He has formerly served on the board of directors, or attended, as the venture capital representative, the board meetings of twelve venture-backed companies including Pyxis (Nasdaq: PYXS; acquired by CareFusion, NYSE: CFN), TheraTx (Nasdaq: THTX, acquired by Vencor), MedicineNet, Covenant Care, WorkWell and Nexiant. Since 1997, until its acquisition in April 2011, he attended Cogent Healthcare board meetings on behalf of Mission Ventures. He is an early investor and serves on the Senior Advisory Board of MedAssets Corporation (Nasdaq: MDAS) and has served as a member of several non-profit boards. Mr. Holder has been a director of ours since 2009.

Mr. Holder brings the following experience, qualifications, attributes and skills to our Board:

•	Experience as the sales executive in the development of a fast growing public company, responsible for the simultaneous growth/business development of multiple product lines;

•	Significant experience regarding capital formation gained from personal venture investing, and institutional venture capital background;

•	Executive, sales and management experience, gained as original VP of Sales for Home Healthcare of America (later renamed Caremark);

•	General management/operations experience with Bergen Brunswig Corp. (now AmerisourceBergen);

•

Sales and management experience gained through positions in two divisions of a large public company, Baxter Laboratories, and subsequently as Director of Sales of a division of American Hospital Supply Corp.;

•

Knowledge and understanding of the latest capitalization, business development and marketing trends, from his current position as Managing General Partner for Holder Capital Partners, a Southern-California focused, early-stage, consulting practice;

•

Early investor in and current member of the Senior Advisory Board of a public, fast growth, middle market healthcare SaaS company, with a large provider client base of hospital IDNs and physician healthcare delivery networks; and

•	Independent of our management.

George J. Isaac (67) is a Certified Public Accountant and has had his own certified public accounting firm since 2003. Mr. Isaac served as a consultant to us and our predecessor from 1978 until 1984, was our Chief Financial Officer from August 1995 to June 2000, and Secretary from June 2000 to October 2003. Mr. Isaac was a principal in the certified public accounting firm of Joseph B. Cohan and Associates, Worcester, Massachusetts from 1978 to 1995. Mr. Isaac is a director of Professional Sales Associates, Inc., a dental product sales organization, and Commerce Bank & Trust, and is a trustee of Becker College. Mr. Isaac has been a director of ours since 1995.

Mr. Isaac brings the following experience, qualifications, attributes and skills to our Board:

•	Financial management experience in serving as our chief financial officer for more than 11 years;

•	Leadership and industry experience in serving on the Board of Directors for a company in one of our target industries;

•	Experience in financial reporting, taxation, accounting and financial controls, business combination transactions, and governance as a Certified Public Accountant; and

•	Independent of our management.

Non-Director Key Management Personnel

Set forth below is information concerning our other non-director key management personnel.

Harold A. Hurwitz (60) was appointed our Treasurer, Chief Financial Officer and Secretary in October 2010. Between March 2010 and September 2010, Mr. Hurwitz served as an independent consultant, providing service primarily to a molecular diagnostics company. From April 2008 to February 2010, Mr. Hurwitz served as Chief Financial Officer and Vice President of Interventional Spine, Inc., a medical device company. Prior to joining Interventional

Spine in April 2008, Mr. Hurwitz served as Principal Consultant, focused on the medical technology industry, with McDermott & Bull from December 2005 to March 2008. Mr. Hurwitz served as an independent consultant from December 2004 to December 2005, with his primary client during that time being Micro Therapeutics, Inc. He was Chief Financial Officer of Micro Therapeutics, Inc. from December 1997 to December 2004. Earlier in his career, Mr. Hurwitz was a Partner with Coopers & Lybrand L.L.P. (now PricewaterhouseCoopers LLP), where he was a Business Assurance Partner, Team Leader of its Orange County Medical Device Practice and an SEC Review Partner. He has a broad financial background that includes more than 35 years of public accounting and financial management experience. In addition, he has leadership experience in human resources and information technology, diversified fund raising and Sarbanes-Oxley compliance. Mr. Hurwitz holds a B.A. in Economics from the University of California, Los Angeles.

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our directors and officers and any person who owns more than ten percent of our Common Stock are required to report their initial ownership of our Common Stock and any subsequent changes in that ownership to the SEC and the Nasdaq Capital Market. Officers, directors and greater than 10% shareholders are required by SEC regulations to furnish us with copies of all forms they file in accordance with Section 16(a). Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons that no other reports were required for those persons, we believe that, during the fiscal year ended June 30, 2012, our officers, directors and greater than 10% shareholders complied with all Section 16(a) filing requirements applicable to such persons.

Family Relationships

There are no family relationships among our executive officers and directors.

Code of Business Conduct and Ethics

Our Board has adopted a Code of Business Conduct and Ethics (“Code of Ethics”) that applies to all of our directors, officers and employees, and can be obtained from our website at www.pro-dex.com under “Investor Relations,” then “Governance,” and then “Code of Ethics.” Our Code of Ethics constitutes our “code of ethics” within the meaning of Section 406 of the Sarbanes-Oxley Act of 2002 and is our “code of conduct” within the meaning of NASDAQ’s listing standards.

Information on our Internet site is not, and shall not be deemed to be, a part of this Annual Report or incorporated into any other filings we make with the SEC.

Audit Committee

Our Board has an Audit Committee that consists of three Board members, Messrs. Isaac (Chairman), Healey and Holder. The Audit Committee is comprised entirely of non-employee, “independent directors” (as defined in Rule 5605(a)(2) of the Nasdaq Listing Rules) and operates under a written charter adopted by our Board. The duties of the Audit Committee include meeting with our independent registered public accounting firm to review the scope of the annual audit and to review our quarterly and annual financial statements before the statements are released to our shareholders. The Audit Committee also evaluates the independent public accounting firm’s performance and appoints or replaces the independent public accounting firm subject, if applicable, to the consideration of shareholder ratification for the ensuing fiscal year. A copy of the Audit Committee’s current charter may be found at our website at www.pro-dex.com under “Investor Relations,” then “Governance,” and then “Audit Committee Charter.” The Audit Committee and Board have confirmed that the Audit Committee does and will continue to include at least three independent directors and has confirmed that Mr. Isaac meets applicable SEC regulations for designation as an “Audit Committee Financial Expert” based upon his experience noted herein.

Item 11. Executive Compensation

Compensation Committee Processes and Procedures

The Compensation Committee is comprised of three independent directors: Messrs. Holder (Chairman), Isaac and Healey. Typically, the Compensation Committee meets at least once each quarter and with greater frequency if necessary. The Compensation Committee met seven times during the fiscal year ended June 30, 2012. The agenda for each meeting is usually developed by the Chairman of the Compensation Committee and our outside legal counsel with input from the other Committee members as well. The Compensation Committee meets regularly in executive session. From time to time, various members of management and other employees, as well as outside advisors or consultants, may be invited by the Compensation Committee to make presentations, provide financial or other background information or advice, or otherwise participate in Compensation Committee meetings. The charter of the Compensation Committee grants the Compensation Committee full access to all of our books, records, facilities and personnel, as well as authority to obtain, at our expense, advice and assistance from internal and external legal, accounting or other advisors and consultants and other external resources that the Compensation Committee considers necessary or appropriate in the performance of its duties. In particular, the Compensation Committee has the sole authority to retain compensation consultants to assist in its evaluation of executive and director compensation, including the authority to approve the consultant’s reasonable fees and other retention terms.

The Compensation Committee engaged Radford, a subsidiary of Aon Consulting (“Radford”), as its independent compensation consultant for the year ended June 30, 2012. Over the course of its engagement, Radford assisted the Compensation Committee in:

•	evaluating the efficacy of our existing compensation strategy and practices in supporting and reinforcing our long-term strategic goals; and

•	refining our compensation strategy and developing and implementing an executive compensation program to execute that strategy.

As part of its engagement, the Compensation Committee directed Radford to develop and update, as appropriate, a comparative group of companies and to perform analyses of competitive performance and compensation levels for that group. Radford also conducted individual interviews with members of senior management and the Compensation Committee to learn more about our business operations, strategy, key performance metrics and strategic goals, as well as the labor markets in which we compete. Radford ultimately developed recommendations and metrics that were presented to the Compensation Committee for its consideration. We do not have any relationship or arrangement with Radford other than the Compensation Committee’s contractual engagement of Radford as its compensation consultant and Radford provides no services to us other than those provided to the Compensation Committee.

The Compensation Committee makes its most significant determinations with respect to annual compensation, bonus awards, and new financial and other corporate performance objectives for executive compensation purposes, at one or more meetings held during the first quarter of the fiscal year for which the targets and compensation levels are applicable. The Compensation Committee generally makes determinations regarding the grant of annual equity incentive awards to our employees at the first meeting held following the Audit Committee’s approval of the Form 10-K Annual Report for the fiscal year just ended—generally the first quarter of the fiscal year. At various meetings throughout the year, the Compensation Committee also considers matters related to individual compensation, such as compensation for new executive hires, as well as high-level strategic issues, such as the efficacy of, and any risks relating to, our compensation strategies, policies and practices, potential modifications to those strategies, policies and practices, and new trends, plans or approaches to compensation.

Generally, the Compensation Committee’s process consists of two related elements: (i) the determination of compensation levels and (ii) the establishment of financial and other corporate performance objectives in connection with our Annual Incentive and Long-Term Incentive Plans. Our Annual Incentive Plan provides for payment of cash bonuses to participants following the completion of a fiscal year subject to the attainment of certain performance goals. Our Long-Term Incentive Plan rewards long-term growth, profitability and total shareholder return by providing a vehicle through which our executive officers may receive stock-based compensation. For executive officers other than our CEO, the Compensation Committee solicits and considers evaluations and recommendations submitted to the Compensation Committee by our CEO. In the case of our CEO, the evaluation of his performance is conducted by the Compensation Committee, which determines any adjustments to his compensation as well as equity awards to be granted. Our CEO may not participate in, or be present during, any deliberations or determinations of the Compensation Committee regarding his compensation. For all executive officers and directors, as part of its deliberations, the Compensation Committee may review and consider, as appropriate, materials such as financial reports and projections, operational data, tax and accounting information, tally sheets that set forth the total compensation that may become payable to executive officers in various hypothetical scenarios, our stock performance data, analyses of historical executive compensation levels and our current compensation levels, and the recommendations of its independent compensation consultants, including analyses of executive and director compensation paid at other companies identified by its independent compensation consultants. Periodically, the Compensation Committee reviews all of our incentive compensation plans in order to evaluate the level of risk that such plans may encourage and, along with management’s report concerning such matters and their mitigation, to ensure that each plan is properly monitored and evaluated. The specific determinations of the Compensation Committee with respect to executive compensation for the fiscal year ended June 30, 2012 are described herein.

Compensation Committee Philosophy

Our compensation philosophy is predicated upon the following concepts:

•

We pay competitively. We are committed to providing a pay program that helps attract and retain highly qualified people in the industry. To ensure that pay is competitive, we compare our pay practices with those of other leading companies of similar size and location(s) and set our pay parameters based on this review.

•

We pay for sustained performance. Executive officers are rewarded based upon corporate performance and individual performance. Corporate performance is evaluated by our Board by reviewing the extent to which strategic and business plan goals are met, including such factors as revenues, operating profit and cash flow.

•

We strive for fairness in the administration of pay and to achieve a balance of the compensation paid to a particular individual as compared to the compensation paid to both our executives and executives at comparable companies.

•	We believe that employees should understand the performance evaluation and pay administration process.

The Compensation Committee believes that it is important that our executives be compensated in a manner that closely links compensation with performance and yet does not incent excessive risk-taking. To that end, the Compensation Committee has developed a comprehensive and balanced compensation plan that includes a base salary; an annual cash incentive based upon our Annual Incentive Plan; a long-term stock incentive based upon our Long-Term Incentive Plan; equity awards; and, a package of benefits similar in scope and nature to those offered to all our other employees. In comparing its compensation plans to a pre-selected peer group, the Compensation Committee has established a target compensation range at the 25th percentile of that peer group. While the Compensation Committee believes that the 25th percentile is likely a lower target than is used by most other companies in the peer group, the Compensation Committee, upon the advice of Radford, determined that our small size relative to the peer group warranted the lower target.

The Compensation Committee believes that there are no risks related to our compensation plans that would result in a material adverse impact on us. This conclusion is based upon management’s risk analysis and the Compensation Committee’s belief that the following mitigating factors also serve to reduce such risks:

•	Incentives are capped at a maximum amount regardless of the degree to which objectives may be exceeded.

•	Payments are based upon audited year end results.

•	Multiple objectives are used as performance targets.

•	Computations are reviewed at regular intervals during the year and are subject to multiple levels of review at the management, committee, and full Board level.

•	All incentives are based upon pre-established objective criteria as approved by our Board.

Compensation of Executive Officers

The following table sets forth certain compensation information for the fiscal years ended June 30, 2012 and 2011, for our principal executive officer, our principal financial officer and one other executive officer, who was the only other executive officer whose total compensation exceeded $100,000 during fiscal year ended June 30, 2012 (collectively, the “Named Executive Officers”).

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(2)	Incentive Plan Compensation ($)	All Other Compensation ($)(3)	Total ($)
Michael J. Berthelot(4)	2012	$52,888	$—	$—	$190,431	$—	$—	$243,319
Director, CEO and President	2011	$—	$—	$—	$—	$—	$—	$—

Mark P. Murphy(5)	2012	$250,378	$12,082	$—	$55,707	$17,441	$317,704	$653,312
Director, CEO and President	2011	$311,049	$300,000	$—	$45,378	$—	$16,354	$672,781

Harold A. Hurwitz(6)	2012	$185,075	$4,625	$—	$21,265	$—	$6,494	$218,089
CFO, Treasurer and Secretary	2011	$135,192	$59,293	$—	$18,151	$—	$3,032	$215,668

(1)	This column represents the dollar amount recognized for financial statement reporting purposes with respect to the years ended June 30, 2012 and 2011, for the fair value of stock awards granted to each of our Named Executive Officers calculated in accordance with FASB ASC Topic 718. Pursuant to applicable SEC regulations, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. For additional information on the valuation assumptions with respect to the restricted stock awards, refer to Notes To Consolidated Financial Statements. These amounts reflect only our accounting expense for these stock awards and do not correspond to the actual value that will be recognized by our Named Executive Officers.

(2)	This column represents the dollar amount recognized for financial statement reporting purposes with respect to the years ended June 30, 2012 and 2011, for the fair value of stock options granted to each of our Named Executive Officers calculated in accordance with FASB ASC Topic 718. Pursuant to applicable SEC regulations, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. For additional information on the valuation assumptions with respect to these option grants, refer to Notes To Consolidated Financial Statements. These amounts reflect only the expense to be recognized for financial statement purposes and do not correspond to the actual value that will be recognized by our Named Executive Officers. See the table of Outstanding Equity Awards at June 30, 2012, below, for more information on options held by the Named Executive Officers. Stock options awarded have a term of ten years; vest in equal monthly or annual installments as per the applicable option agreement over a period of up to four years, and have an exercise price equal to either (a) the average of the high and low prices of our Common Stock on the Nasdaq Capital Market on the date of grant for options granted under our First Amended and Restated 2004 Stock Option Plan, or (b) the closing price of our Common Stock on the Nasdaq Capital Market on the last business day prior to the date of grant in which a closing price is available for options granted under our Second Amended and Restated 2004 Stock Option Plan.

(3)	All Other Compensation consists of:

Name	Year	Life and health insurance premium payments	Matching contributions to the Company’s 401(k) plan	Separation agreement payments	Total ($)
Michael J. Berthelot	2012	$—	$—	$—	$—
	2011	$—	$—	$—	$—

Mark P. Murphy	2012	$15,388	$2,316	$300,000	$317,704
	2011	$14,035	$2,319	$—	$16,354

Harold A. Hurwitz	2012	$5,854	$640	$—	$6,494
	2011	$3,032	$—	$—	$3,032

(4)	Mr. Berthelot’s employment with us commenced April 20, 2012.

(5)	Mr. Murphy’s employment with us concluded April 20, 2012. Of the Option Awards granted to Mr. Murphy in 2012 and 2011, 100% and 53%, respectively, expired unexercised upon the conclusion of Mr. Murphy’s employment with us.

(6)	Mr. Hurwitz’s employment with us commenced October 4, 2010.

Employment Agreements with Named Executive Officers

Employment Agreement with Michael J. Berthelot

On April 20, 2012, Michael J. Berthelot, our Chief Executive Officer, entered into an at-will employment arrangement (the “Berthelot Employment Arrangement”). Under the terms of the Berthelot Employment Arrangement, Mr. Berthelot will report to the Board and his compensation will consist of the following components:

•	A base salary at an annualized rate of $300,000.

•	Participation in the Company’s Annual Incentive Plan and Long Term Incentive Plan.

•

Mr. Berthelot is permitted to participate in any program of stock options or other equity grants which the Company may from time to time provide key employees. Such grants are made under the terms and provisions of the Second Amended and Restated 2004 Stock Option Plan. Subject to the foregoing, the initial grant under this program is 200,000 options to purchase the Company’s common shares at $1.99 per share (the closing price for the Company’s shares as of the last business day immediately prior to the grant date in which a closing price was available), and such options will vest in their entirety on the third anniversary following the grant date. The options will have a term of ten years from the grant date and to the maximum extent permissible under the relevant Internal Revenue Service regulations, will be made as Incentive Stock Options.

•

Health, dental, disability and life insurance, qualified retirement plans, and optional employee benefits of the Company on the same terms as other employees of the Company, except Mr. Berthelot will not participate in the Company-wide employee bonus plan. Mr. Berthelot has elected to not participate in the Company’s health and dental insurance plans.

Employment Arrangement with Harold A. Hurwitz

On October 6, 2010, pursuant to authorization by our Board and recommendation of our Compensation Committee, Harold A. Hurwitz began service as our Chief Financial Officer. In connection with his appointment, Mr. Hurwitz entered into an at-will employment arrangement with us (the “Hurwitz Employment Arrangement”). Under the terms of the Hurwitz Employment Arrangement, Mr. Hurwitz will report to our Chief Executive Officer and his compensation will consist of the following components:

•	A base salary at an annualized rate of $185,000.

•	Participation in our Annual Incentive Plan and Long Term Incentive Plan.

•

Mr. Hurwitz is permitted to participate in any program of stock options or other equity grants which we may from time to time provide key employees. Such grants are made under the terms and provisions of the First Amended and Restated 2004 Stock Option Plan. Subject to the foregoing, on October 7, 2010, the initial option under this program was granted for the purchase of 20,000 shares of our common stock at a per share price of $1.97, the average of the opening and closing prices for our shares on that date, which vests in equal monthly installments over the ensuing 36-month period. The options will have a term of ten years from the grant date and to the maximum extent permissible under the relevant Internal Revenue Service regulations, will be made as Incentive Stock Options.

•

Health, dental, disability and life insurance, qualified retirement plans, and optional employee benefits of ours on the same terms as our other employees, except Mr. Hurwitz will not participate in the Company-wide employee bonus plan.

Fiscal Year 2013 Compensation Reduction

Upon the recommendation of management and as approved by the Compensation Committee and our Board, all our employees, including the Named Executive Officers, became subject to a 5% reduction in base compensation, effective July 1, 2012. This reduction will remain in effect throughout fiscal year 2013 unless a pre-determined threshold of income before interest, depreciation and taxes (“EBITDA”) is achieved. In the event this threshold EBITDA is achieved, the likelihood of which cannot be assured, we intend to repay the accumulated amount of the reduced base compensation to our employees.

Annual Incentive Awards

On July 14, 2010, our Board approved an Annual Incentive Plan (“AIP”) to provide annual cash-based incentive opportunities for our key employees. The AIP provides for payment of cash bonuses to participants following the completion of the fiscal year subject to the attainment of certain pre-determined performance goals. Target incentives under the AIP range from 20% to 50% of a participant’s base salary with a maximum achievement factor of 200%, capping such awards at 40% to 100% of base salary. Fiscal 2012 performance metrics for our Named Executive Officers included financial performance measures related to revenue growth, profit before tax, net cash flow and other measures directly related to each Named Executive Officer’s individual job responsibilities and areas of influence. During fiscal 2012, six individuals participated in the Annual Incentive Plan under which total awards of $42,772 were made. Our current Chief Executive Officer, Michael J. Berthelot, did not participate in the 2012 AIP. With the exception of the award paid to our former Chief Executive Officer, payment of all AIP awards for 2012 was deferred until such time as our Company-wide 5% reduction in base compensation is repaid to all employees who are not members of senior management (see “Fiscal Year 2013 Compensation Reduction” above).

Under the fiscal 2012 AIP, our former Chief Executive Officer, Mark Murphy, received a payment at the time of his departure from the Company in accordance with the terms of the AIP. For fiscal 2012, Mr. Murphy’s performance objectives were as follows:

Objective	Target	Relative Weighting Factor	Achievement
Pre-tax profit	$892,000	30%	Not Achieved
Net cash flow	$947,403	30%	Not Achieved
Revenue growth from customers other than the Company’s then-largest customer	$2,280,000	20%	Not Achieved
Resolution of the ultimate disposition of the Astromec division	N/A	10%	Achieved
New customer/new product revenues	$1.5 million	10%	Not Achieved

Under the terms of the AIP, an award of $12,082 was made to Mr. Murphy based upon his 10% achievement factor and prorated for the nine months and twenty days he was with the Company during fiscal 2012.

Mr. Hurwitz’s performance objectives for fiscal 2012 were as follows:

Objective	Target	Relative Weighting Factor	Achievement
Pre-tax profit	$892,000	30%	Not Achieved
Net cash flow	$947,403	30%	Not Achieved
Accelerate closing process	Within 5 days for non-quarter-end months; within 10 days for quarter-end months	10%	Achieved
Develop management dashboard	N/A	10%	Not Achieved
Reduce days sales in accounts receivable	42 days	10%	Not Achieved
Reduce excess and obsolete inventory	$300,000	10%	Not Achieved

Under the terms of the AIP a fiscal 2012 award of $4,625 was made to Mr. Hurwitz based upon his 10% achievement factor, although payment of such award has been deferred as noted above.

For fiscal 2013, the AIP incentive program has been slightly modified so as to recognize both individual performance as well as corporate performance. Awards will be calculated by multiplying (a) the Individual Achievement Factor as determined by each participant’s achievement of his individual objectives times (b) the Corporate Achievement Factor. For fiscal 2013 the Corporate Achievement Factor has been established as EBITDA of $800,000. No incentives will be paid unless a minimum Corporate Achievement Factor is achieved, which minimum Corporate Achievement Factor has been established as EBITDA of $300,000. To illustrate this calculation, if an individual has a target award of 25% of base salary, an Individual Achievement Factor of 60%, and the Company reports EBITDA (without regard to any such incentives) of $400,000, the AIP award would equal 25% (target award) x 60% (Individual Achievement) x 50% (Corporate Achievement), or 7.5% of salary.

For fiscal 2013, Mr. Berthelot’s AIP performance objectives have been established as follows:

Objective	Target	Relative Weighting Factor
Revenue	$14 million	33%
Cash flow before financing activities	$1.4 million	33%
EBITDA	$500,000	34%

Mr. Berthelot’s target award as a percentage of base salary is 50%.

For fiscal 2013, Mr. Hurwitz’s AIP performance objectives have been established as follows:

Objective	Target	Relative Weighting Factor
Cash flow before financing activities	$1.4 million	30%
Improve yield on cash balances	1%	25%
Maintain G&A spending to budget	$1,900,032	25%
Execute equity distribution plan if approved	N/A	20%

Mr. Hurwitz’s target award as a percentage of base salary is 25%.

Long-Term Incentive Awards

On July 14, 2010 our Board approved a Long Term Incentive Plan (“LTIP”) in order to provide an incentive for executives to focus on the long-term sustainable growth of the Company by rewarding business decisions and actions over a longer term than the AIP, thus avoiding plan designs that could incentivize executives to take actions that would result in short-term gain in order to bolster annual incentive compensation without regard to the long-term best interests of the Company. Six key executives, including our Named Executive Officers, participate in the LTIP.

The LTIP allows for an award to be made to the participants by the Compensation Committee at the beginning of each fiscal year, with the final determination and payment of that award occurring at the end of the third year following the award’s grant and after such payment is approved by the Compensation Committee. The Compensation Committee reviews the status and forecasted amount of outstanding LTIP awards for each participant, including the Named Executive Officers, on a quarterly basis. The Compensation Committee may include or exclude the impact of certain items such as expenses related to restructuring or productivity initiatives, non-operating items, acquisition expenses and any other items of gain, loss or expense that may be determined to be extraordinary or unusual in nature or infrequent in occurrence. Unless otherwise provided in the plan, LTIP awards are paid in shares of Company restricted stock. LTIP awards may range from 50% to 150% of the target award depending upon the actual achievement level as measured against certain predetermined performance objectives.

Target awards under the LTIP are set at 50% of base salary. Performance metrics are established for each participant and achievement is measured over a three-year period. One-half of each LTIP award is determined by Total Shareholder Return (“TSR”) as measured against a comparator group of companies. TSR includes share price change, as well as reinvested dividends. In order to avoid significant swings in TSR caused by anomalous events that might occur at the beginning or end of the measurement period, TSR is measured using the average closing prices of the Company’s shares and those of the comparator group during the ninety day periods which precede the first and last days of the measurement period. The minimum achievement level with regard to that portion of the LTIP award measured by TSR is the 40th percentile of the comparator group. The remaining half of the LTIP award is measured against performance objectives which may include revenue growth, net income, EBITDA or similar metrics which are established by the compensation committee within the first 75 days of the measurement period.

The LTIP performance goals established for the all of the participants, including the Named Executive Officers, are as follows:

•

For LTIP award periods beginning in fiscal 2011 and 2012, the LTIP performance goal consists of three equally weighted strategic objectives related to revenue, pre-tax profit, and cash flow before financing activities.

•	For the LTIP award period beginning in fiscal 2013, the LTIP performance goals for all participants consist of two equally weighted strategic objectives related to revenue and net income.

Also with respect to the LTIP award period beginning in fiscal 2013, a minimum corporate achievement factor has been included, similar to that used in the determination of awards under the AIP. The target corporate achievement factor for the 2013 LTIP awards has been set at EBITDA of $1.136 million and no LTIP awards will be made if EBITDA (after considering the LTIP award) in the final year of measurement is less than $568,000, regardless of achievement of the performance or TSR objectives. To illustrate this calculation, if an individual has a target award of 50% of base salary, a performance objective or TSR objective achievement factor of 60% and the corporation reports EBITDA (after considering the LTIP award) of $568,000, the LTIP award would equal 50% (target award) x 60% (performance or TSR objective) x 50% (corporate achievement) or 15% of salary.

Final determination of the amounts to be paid under the LTIP award periods beginning in fiscal 2011, 2012 and 2013 will occur following the end of fiscal years 2013, 2014 and 2015, respectively.

The LTIP contains claw back provisions that permit the compensation committee to require the repayment of any LTIP award received by a participant in the event that the financial results that determined the award are subsequently determined to be in error or are required to be restated. Further, the maximum amount that can be paid to any individual participant with respect to any particular award period cannot exceed $1 million.

Upon his departure from the Company and under the terms of a separation agreement, our former Chief Executive Officer, Mark Murphy, received a payment of $17,441, representing the portion of our accrual for LTIP awards as of the date of his departure that was allocable to him.

Change of Control Agreements

On July 19, 2011 and April 20, 2012, the Compensation Committee approved change of control agreements (the “Change of Control Agreements”) for Mr. Hurwitz and Mr. Berthelot, respectively. The Change of Control Agreements provide that if the individual’s employment with us involuntarily terminates (as such term is defined in the Change of Control Agreements) within 12 months after a change of control (as such term is defined in the Change of Control Agreements, which includes, among other items, (a) conditions under which a person or group becomes a beneficial owner of 50% or more of the voting power of our outstanding stock, and (b) a change in the composition of our Board occurring within a one-year period of 60% or more), the individual will receive, subject to signing a release of claims in favor of us, (i) a lump sum amount equal to thirty (30) weeks base compensation of the individual at the time of such termination and (ii) one hundred percent (100%) Company-paid health, dental and life insurance coverage as provided to the individual immediately prior to his termination of employment for a period equal to the earlier of (i) twelve (12) months following termination or (ii) until the individual becomes covered under another employer’s group health, dental or life insurance plan. In addition, the individual shall be entitled to receive bonus or compensation award payments, if any, in accordance with the terms of our Annual Incentive Plan and Long Term Incentive Plan and we shall pay the individual all of his accrued and unused vacation, if any, through the date of termination. If the individual receives a payment under the terms of the Change of Control Agreement, he will not be eligible to receive a severance payment under our severance policy in existence at the time of such payment.

The Change of Control Agreements shall terminate upon the earlier of (i) the date that all obligations of the parties under the Change of Control Agreements have been satisfied or (ii) three years after the effective dates of the Change of Control Agreements.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth information about outstanding equity awards held by our Named Executive Officers as of June 30, 2012.

	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date
Michael J. Berthelot	6,667	—	$1.41	January 19, 2019
	5,000	—	$1.47	January 9, 2020
	10,000	—	$2.09	December 3, 2020
	10,000	—	$2.34	December 5, 2021
		200,000	$1.99	May 14, 2022

Harold A. Hurwitz	11,111	8,889	$1.97	October 7, 2020
	6,250	18,750	$1.80	September 12, 2021

Compensation of Directors

In 2010, the Compensation Committee engaged Remedy Compensation Consulting (“Remedy”) as its independent compensation consultant to assist the Compensation Committee in evaluating compensation strategies with respect to our employees and the non-employee directors on our Board. As part of its engagement, the Compensation Committee directed Remedy to develop a comparative group of companies and to perform analyses of competitive performance and compensation levels for the group. The analysis with respect to compensation of non-employee Board members resulted in the Board’s adoption, in July 2010, of the compensation plan described below. In 2011, the Compensation Committee engaged the independent compensation consulting firm Compensia (who had acquired Remedy during 2011) to perform an updated analysis based on the same comparative group of companies. Among the findings resulting from the updated analysis were that the elements of the non-employee directors’ compensation plan described below fell generally at, or below, the targeted 25th percentile of the comparative group of companies. As a result, no changes were made to the plan.

The compensation plan for non-employee members of our Board is as follows:

Annual retainer for each director	$24,000

Additional annual retainer for service as:
Lead Director/Chairman	$7,000
Committee Chair	$5,000

All retainers are paid in quarterly installments at the end of each calendar quarter. In the event that a director attends more than six board meetings or more than six meetings of any committee upon which that director serves in one fiscal year, an additional per meeting fee of $1,000 for in person meetings or $500 for telephone meetings will be paid. If any such “excess” committee meeting is held on the same date as a board meeting, only the board meeting will be considered compensable.

Effective July 1, 2012, our Board voluntarily reduced the amounts of the retainers described above by 12%. This reduction will remain in effect for a period that is concurrent with the period in which the 5% reduction in our employees’ base compensation, described in “Fiscal Year 2013 Compensation Reduction” above, is in effect.

Upon initial election or appointment to our Board, each director is granted an option for the purchase of 15,000 shares of our Common Stock. Upon re-election to our Board, each director is granted an option for the purchase of 10,000 shares of our Common Stock. All such option grants are made as of the date of such election, appointment or re-election and in accordance with the terms of our Director Option Plan.

The directors’ fees earned or paid in the fiscal year ended June 30, 2012 are as follows:

Name	Fees Earned or Paid in Cash ($)(1)	Option Awards ($)(2)	Total ($)
George J. Isaac(3)	$35,500	$10,955	$46,955

Mark P. Murphy	—		—

William L. Healey(4)	$37,489	$10,955	$48,444

Michael Berthelot(5)	$28,264	$10,955	$39,219

David Holder(6)	$35,500	$10,955	$46,455

(1)	Cash compensation is based on the annual retainers described herein, and on the following number of meetings (both in-person and telephonic) held during fiscal 2012:

Board of Directors	11
Audit Committee	5
Compensation Committee	7
Nominating and Governance Committee	4

(2)	This column represents the dollar amount recognized for financial statement reporting purposes with respect to the year ended June 30, 2012 for the fair value of stock options granted to each of our directors calculated in accordance with FASB ASC Topic 718. Pursuant to applicable SEC regulations, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. For additional information on the valuation assumptions with respect to these option grants, refer to Notes To Consolidated Financial Statements. These amounts reflect only the expense to be recognized for financial statement purposes and do not correspond to the actual value that will be recognized by our directors. Upon their re-election as directors in December 2011, each of our non-employee directors at that date, Messrs. Isaac, Berthelot, Healey and Holder, were granted an option to purchase 10,000 shares of our Common Stock at a per share price of $2.34.

(3)	At June 30, 2012, Mr. Isaac held options, all of which were exercisable, to purchase an aggregate of 60,000 shares of Common Stock at a weighted average exercise price of $3.73 per share.

(4)	At June 30, 2012, Mr. Healey held options, all of which were exercisable, to purchase an aggregate of 36,667 shares of Common Stock at a weighted average exercise price of $2.48 per share.

(5)	At June 30, 2012, Mr. Berthelot held options, all of which were exercisable, to purchase an aggregate of 31,667 shares of Common Stock at a weighted average exercise price of $1.93 per share. Such options were granted to Mr. Berthelot during the period in which he served as an independent director and exclude the options granted to Mr. Berthelot upon his becoming our Chief Executive Officer (see “Employment Agreement With Michael J. Berthelot”).

(6)	At June 30, 2012, Mr. Holder held options, all of which were exercisable, to purchase an aggregate of 31,667 shares of Common Stock at a weighted average exercise price of $1.93 per share.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table sets forth information about our Common Stock that may be issued upon the exercise of options under all of our equity compensation plans as of June 30, 2012.

	Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Available for Issuance Under Equity Compensation Plans (excluding services reflected in column (a))
		(a)	(b)	(c)
Plans Approved by Stockholders:
	1994 Employee Option Plan	—	—	—
	2004 Employee Option Plan	421,671	$2.24	286,632
	1994 Director Option Plan	5,000	$4.20	—
	2004 Director Option Plan	165,001	$3.05	71,667

Options and Restricted Stock Generally

Our Board, as the administrator of our 1994 and 2004 Employee Stock Option Plans and the 1994 and 2004 Director Stock Option Plans, has the discretion to accelerate the vesting of any outstanding options held by the employees and directors in the event of an acquisition of us by a merger or asset sale in which the outstanding options under each such plan are not to be assumed by the successor corporation or substituted with options to purchase shares of such corporation.

In the event of a change of control (as such term is defined in the stock option plans described in the preceding paragraph, which definition includes, among other items, (a) conditions under which a person or group becomes a beneficial owner of 50% or more of the voting power of our outstanding stock, and (b) a change in the composition of our Board occurring within a one-year period of 60% or more), the Board has the discretion to accelerate the vesting of any outstanding options or shares of restricted stock held by employees. Vesting of outstanding options held by members of our Board would be automatically accelerated as a result of a change of control.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information with respect to the beneficial ownership of our Common Stock as of October 15, 2012 by (i) each person known by us to beneficially own more than 5% of the outstanding shares of Common Stock, (ii) each of our directors, (iii) each of the Named Executive Officers, and (iv) all directors and all of our Named Executive Officers as a group.

Name of Beneficial Owner(1)	Number of Shares of Common Stock Beneficially Owned(2)	Percent of Common Stock Beneficially Owned(3)
AO Partners I, L.P.; AO Partners, LLC; Glenhurst Co.; Nicholas J. Swenson; Farnam Street Partners, L.P.; Farnam Street Capital, Inc.; Raymond E. Cabillot; and, William James Farrell III(4)	600,434	18.2%

Nicholas J. Swenson(5) 3033 Excelsior Blvd., Suite 560 Minneapolis, MN 55416	481,950	14.6%

First Wilshire Securities Management, Inc.(7) 1224 East Green Street Pasadena, California 91106	270,979	8.2%

GRT Capital Partners, L.L.C.(8) 50 Milk Street, Floor 21 Boston, Massachusetts 02109	225,930	6.8%

Mark P. Murphy 21295 Clear Haven Drive Yorba Linda, California 92886	197,045	6.0%

GRT Deep Woods GP, L.L.C.(8) 50 Milk Street, Floor 21 Boston, Massachusetts 02109	192,464	5.8%

Glenhurst Co.(6) 3033 Excelsior Blvd. Suite 560 Minneapolis, Minnesota 55416	172,271	5.2%

George J. Isaac(9)	99,834	3.0%

William L. Healey(9)	36,667	1.1%

Michael J. Berthelot(9)	31,667	*

David Holder(9)	31,667	*

Harold A. Hurwitz(9)	29,861	*

All Named Executive Officers and current directors as a group (6 persons)	426,741	12.2%

*	Less than 1%.

1.	Unless otherwise indicated, the address is c/o Pro-Dex, Inc., 2361 McGaw Avenue, Irvine, California 92614.

2.	Unless otherwise indicated, to our knowledge, the persons named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property and similar laws, where applicable.

3.	Applicable percentage ownership is based on 3,307,350 shares of Common Stock outstanding as of October 15, 2012. Any securities not outstanding but subject to warrants or options exercisable as of October 15, 2012, or exercisable within 60 days after such date, are deemed to be outstanding for the purpose of computing the percentage of outstanding Common Stock beneficially owned by the person holding such warrants or options, but are not deemed to be outstanding for the purpose of computing the percentage of Common Stock beneficially owned by any other person.

4.	(a) Consists of: (i) 52,173 shares of our Common Stock held by AO Partners I, L.P., (ii) 172,271 shares of our Common Stock held by Glenhurst Co., (iii) 257,506 shares of our Common Stock held individually by Nicholas J. Swenson, and (iv) 118,484 shares of our Common Stock held by Farnam Street Partners, L.P. By virtue of Raymond E. Cabillot and William James Farrell III agreeing to serve as director nominees in connection with the nomination by the AO Partners Group (as defined below) of Mr. Swenson, Mr. Cabillot and Mr. Farrell for election to our Board in opposition to the slate of candidates to be nominated by our incumbent Board, the Farnam Group (as defined below) and Mr. Farrell may be deemed to constitute a “group” with the AO Partners Group for purposes of Section 13(d)(3) of the Exchange Act. For purposes of making disclosures herein concerning the AO Partners Group, the Farnam Group and Mr. Farrell, we have relied solely on the information set forth in that certain Schedule 13D/A filed by the AO Partners Group, the Farnam Group and Mr. Farrell with the SEC on June 27, 2012 and that certain preliminary proxy statement on Schedule 14A filed by the AO Group with the SEC on October 10, 2012 (collectively, the “AO Filings”) and this disclosure is qualified by reference to the complete text of the AO Filings. The disclosures herein concerning the AO Partners Group, the Farnam Group and Mr. Farrell do not reflect any acquisitions or dispositions of our securities, if any, by the AO Partners Group, the Farnam Group or Mr. Farrell since the date of the AO Schedule 13D/A.

(b) AO Partners I, L.P., AO Partners, LLC, Glenhurst Co. and Nicholas J. Swenson may collectively be referred to herein as the “AO Partners Group”. AO Partners, LLC is the General Partner of AO Partners I, L.P. Mr. Swenson is the Managing Member of AO Partners, LLC, and, in such capacity, has the power to direct the affairs of AO Partners, LLC, including the voting and disposition of shares of our Common Stock held by AO Partners I, L.P. As such, AO Partners I, L.P., AO Partners, LLC and Mr. Swenson may be deemed to share voting and dispositive power with regard to the 52,173 shares of our Common Stock held by AO Partners I, L.P. Mr. Swenson is also the sole owner of Glenhurst Co. and, in such capacity, has the power to direct the affairs of Glenhurst Co., including the voting and disposition of shares of our Common Stock held by Glenhurst Co. As such, Mr. Swenson and Glenhurst Co. may be deemed to share voting and dispositive power with regard to the 172,271 shares of our Common Stock held by Glenhurst Co. The AO Partners Group expressly disclaims beneficial ownership of securities held by either the Farnam Group or Mr. Farrell. The securities reported herein as being beneficially owned by the AO Partners Group do not include any securities held by either the Farnam Group or Mr. Farrell. The principal business address of each of AO Partners I, L.P., AO Partners, LLC, Glenhurst Co. and Nicholas J. Swenson is 3033 Excelsior Blvd., Suite 560, Minneapolis, Minnesota 55416.

(c) Farnam Street Partners, L.P., Farnam Street Capital, Inc. and Raymond E. Cabillot may collectively be referred to herein as the “Farnam Group”. Farnam Street Capital, Inc. is the General Partner of Farnam Street Partners, L.P. Mr. Cabillot is the Chief Executive Officer and a director of Farnam Street Capital, Inc. and, in such capacity, has the power to direct the affairs of Farnam Street Capital, Inc., including the voting and disposition of shares of our Common Stock held by Farnam Street Partners, L.P. As such, Farnam Street Partners, L.P., Farnam Street Capital, Inc. and Mr. Cabillot may be deemed to share voting and dispositive power with regard to the 118,484 shares of our Common Stock held by Farnam Street Partners, L.P. The Farnam Group expressly disclaims beneficial ownership of securities held by either the AO Partners Group or Mr. Farrell. The securities reported herein as being beneficially owned by the Farnam Group do not include any securities held by either the AO Partners Group or Mr. Farrell. The principal business address of Farnam Street Partners, L.P., Farnam Street Capital, Inc. and Mr. Cabillot is 3033 Excelsior Blvd., Suite 320, Minneapolis, Minnesota 55416.

(d) According to the AO Schedule 13D/A, William James Farrell III does not hold any shares of our Common Stock. Mr. Farrell expressly disclaims beneficial ownership of securities held by either the AO Partners Group or the Farnam Group. The principal business address of Mr. Farrell is c/o Vizsy, Inc., 1001 Twelve Oaks Center Dr., Suite 1009, Wayzatta, Minnesota 55391.

5.	Consists of: (i) 52,173 shares of our Common Stock held by AO Partners I, L.P., (ii) 172,271 shares of our Common Stock held by Glenhurst Co., and (iii) 257,506 shares of our Common Stock held individually by Nicholas J. Swenson. AO Partners, LLC is the General Partner of AO Partners I, L.P. Mr. Swenson is the Managing Member of AO Partners, LLC, and, in such capacity, has the power to direct the affairs of AO Partners, LLC, including the voting and disposition of shares of our Common Stock held by AO Partners I, L.P. As such, AO Partners I, L.P., AO Partners, LLC and Mr. Swenson may be deemed to share voting and dispositive power with regard to the 52,173 shares of our Common Stock held by AO Partners I, L.P. Mr. Swenson is also the sole owner of Glenhurst Co. and, in such capacity, has the power to direct the affairs of Glenhurst Co., including the voting and disposition of shares of our Common Stock held by Glenhurst Co. As such, Mr. Swenson and Glenhurst Co. may be deemed to share voting and dispositive power with regard to the 172,271 shares of our Common Stock held by Glenhurst Co. For purposes of making disclosures herein concerning AO Partners I, L.P., AO Partners, LLC, Glenhurst Co. and Mr. Swenson, we have relied solely on the information set forth in the AO Filings and this disclosure is qualified by reference to the complete text of the AO Schedule 13D/A. The disclosures herein concerning AO Partners I, L.P., AO Partners, LLC, Glenhurst Co. and Mr. Swenson do not reflect any acquisitions or dispositions of our securities, if any, by AO Partners I, L.P., AO Partners, LLC, Glenhurst Co. or Mr. Swenson since the date of the AO Filings.

6.	Consists of 172,271 shares of our Common Stock held by Glenhurst Co. Nicholas J Swenson is the sole owner of Glenhurst Co. and, in such capacity, has the power to direct the affairs of Glenhurst Co., including the voting and disposition of shares of our Common Stock held by Glenhurst Co. As such, Mr. Swenson and Glenhurst Co. may be deemed to share voting and dispositive power with regard to the 172,271 shares of our Common Stock held by Glenhurst Co. For purposes of making disclosures herein concerning Glenhurst Co. and Mr. Swenson, we have relied solely on the information set forth in the AO Schedule 13D/A and this disclosure is qualified by reference to the complete text of the AO Filings. The disclosures herein concerning Glenhurst Co. and Mr. Swenson do not reflect any acquisitions or dispositions of our securities, if any, by Glenhurst Co. or Mr. Swenson since the date of the AO Filings.

7.	First Wilshire Securities Management, Inc. claims sole voting power of 14,447 shares and sole dispositive power of 270,979 shares.

8.	GRT Capital Partners, L.L.C. claims sole voting power and sole dispositive power of 33,466 shares, and GRT Capital Partners, L.L.C. and GRT Deep Woods GP, L.L.C. both claim shared voting power and shared dispositive power of 192,464 shares.

9.	Includes shares of Common Stock issuable upon the exercise of options which were exercisable as of October 15, 2012, or exercisable within 60 days after October 15, 2012, as follows: Mr. Isaac, 60,000 shares; Mr. Healey 36,667 shares; Mr. Berthelot, 31,667 shares; Mr. Holder, 31,667 shares; Mr. Hurwitz, 24,861 shares; and all current directors and Named Executive Officers as a group, 184,862 shares.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Policies and Procedures for Approval of Related Party Transactions

Our Board has the responsibility to review and discuss with management and approve, and has adopted written policies and procedures relating to approval or ratification of, interested transactions with related parties. During this process, the material facts as to the related party’s interest in a transaction are disclosed to all Board members or an applicable committee. Under the policies and procedures, the Board is to review each interested transaction with a related party that requires approval and either approve or disapprove of the entry into the interested transaction. An interested transaction is any transaction in which we are a participant and any related party has or will have a direct or indirect interest. Transactions that are in the ordinary course of business and would not require either disclosure pursuant to Item 404(a) of Regulation S-K under the Securities Act or approval of the Board or an independent committee of the Board pursuant to applicable NASDAQ rules would not be deemed interested transactions. No director may participate in any approval of an interested transaction with respect to which he or she is a related party. Our Board intends to approve only those related party transactions that are in the best interests of Pro-Dex, Inc. and its shareholders.

Since July 1, 2011, the beginning of our fiscal year 2012, there has not been a transaction or series of related transactions to which we were or are a party, or in which any director, executive officer, holder of more than 5% of any class of our voting securities, or any member of the immediate family of any of the foregoing persons, had or will have a direct or indirect material interest.

Certain Relationships and Related Transactions

We have entered into indemnification agreements with each of our directors and executive officers. The indemnification agreements and our certificate of incorporation and bylaws require us to indemnify our directors and officers to the fullest extent permitted by Colorado law.

Director Independence

Our corporate governance guidelines provide that a majority of the Board and all members of the Audit, Compensation and Nominating and Governance Committees of the Board will be independent. On an annual basis, each director and executive officer is obligated to complete a Director and Officer Questionnaire that requires disclosure of any transactions with us in which a director or executive officer, or any member of his or her immediate family, have a direct or indirect material interest. Following completion of these questionnaires, the Board, with the assistance of the Nominating and Governance Committee, makes an annual determination as to the independence of each director using the current standards for “independence” established by the Securities and Exchange Commission and NASDAQ, additional criteria set forth in our corporate governance guidelines and consideration of any other material relationship a director may have with us.

The Board has determined that all of its directors are independent under these standards, except for Mr. Berthelot, who commenced service as our Chief Executive Officer and President on April 20, 2012.

Item 14. Principal Accountant Fees and Services

Accounting Fees

The Audit Committee’s policy is to pre-approve all auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for us by our independent registered public accounting firm, subject to the de minimis exceptions for non-audit services described in Section 10A(i)(1)(B) of the Exchange Act which are approved by the Audit Committee prior to the completion of the audit. The Audit Committee considers whether the performance of any service by our independent registered public accounting firm is compatible with maintaining such firm’s independence.

The following table sets forth the aggregate fees billed to us for the fiscal years ended June 30, 2012 and June 30, 2011 by our independent registered public accounting firm, Moss Adams, LLP, all of which were preapproved by the Audit Committee:

	Years Ended June 30,
	2012	2011
Audit Fees[1]	$153,500	$151,000
Audit-Related Fees[2]	$12,030	—
Tax Fees[3]	$22,140	$29,000
All Other Fees[4]	—	—

Total	$187,670	$180,000

(1)	Audit Fees consist of fees billed for professional services rendered for the audit of our consolidated annual financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided in connection with statutory and regulatory filings or engagements.

(2)	Audit-Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees.”

(3)	Tax Fees consist of fees billed for professional services rendered for tax compliance, tax advice and tax planning. These services include assistance regarding federal state and local tax compliance, planning and advice.

(4)	All Other Fees consist of fees for products and services other than the services reported above.

PART IV

Item 15. Exhibits

The exhibits filed as part of this Amendment No. 1 to Form 10-K are as follows:

31.1	Certification of the Chief Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of the Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

/ s / Michael J. Berthelot	October 22, 2012
Michael J. Berthelot	Date
President, Chief Executive Officer and Director
(Principal Executive Officer)

/ s / Harold A. Hurwitz	October 22, 2012
Harold A. Hurwitz	Date
Treasurer, Chief Financial Officer & Secretary
(Principal Financial and Accounting Officer)

/ s / George J. Isaac	October 22, 2012
George J. Isaac	Date
Director

/ s / William L. Healey	October 22, 2012
William L. Healey	Date
Director

/ s / David Holder	October 22, 2012
David Holder	Date
Director