Form 10-K/A
period 2012-06-30
PRO DEX INC
filed 2012-11-08
CIK 788920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A No. 2

☒	AMENDMENT NO. 2 TO ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended June 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☐

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

EXPLANATORY NOTE

On September 12, 2012, Pro-Dex, Inc. (the “Company,” “we,” “us,” or “our”) filed our Annual Report on Form 10-K for the fiscal year ended June 30, 2012 with the Securities and Exchange Commission (“SEC”), which was subsequently amended by Amendment No. 1 to Form 10-K filed with the SEC on October 26, 2012 (“Form 10-K/A No. 1”) to include information with respect to Items 10 through 14 of Form 10-K.

We have since determined that there was one late Section 16(a) filing that is required to be reported under Part III, Item 10 of our Form-10-K. Accordingly, this Form 10-K/A No. 2 is being filed to amend our Form 10-K (as previously amended by Form 10-K/A No. 1) to amended and restate our disclosure under Part III, Item 10..

Other than the changes described in this Explanatory Note, we are not amending or updating any information contained our Annual Report on Form 10-K for the fiscal year ended June 30, 2012 (as previously amended by Form 10-K/A No. 1).

Therefore, this Form 10-K/A No. 2 should be read in conjunction with our other filings made with the SEC subsequent to the date of the filing of the aforementioned Annual Report on Form 10-K.

PRO-DEX, INC.

PART III
Item 10 Directors, Executive Officers and Corporate Governance	4

PART IV
Item 15 Exhibits	7

Part III, Item 10 of our Annual Report on Form 10-K for the fiscal year ended June 30, 2012 (as previously amended by Form 10-K/A No. 1) is hereby amended and restated in its entirety as follows:

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

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our directors and officers and any person who owns more than ten percent of our Common Stock are required to report their initial ownership of our Common Stock and any subsequent changes in that ownership to the SEC and the Nasdaq Capital Market. Officers, directors and greater than 10% shareholders are required by SEC regulations to furnish us with copies of all forms they file in accordance with Section 16(a). Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons that no other reports were required for those persons, we believe that, except for a late Form 4 filing by Michael J. Berthelot reporting one grant of Common Stock options, during the fiscal year ended June 30, 2012, our officers, directors and greater than 10% shareholders complied with all Section 16(a) filing requirements applicable to such persons.

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

The exhibits filed as part of this Amendment No. 2 to Form 10-K are as follows:

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

/ s / Michael J. Berthelot	November 7, 2012
Michael J. Berthelot	Date
President, Chief Executive Officer and Director
(Principal Executive Officer)

/ s / Harold A. Hurwitz	November 7, 2012
Harold A. Hurwitz	Date
Treasurer, Chief Financial Officer & Secretary
(Principal Financial and Accounting Officer)

/ s / George J. Isaac	November 7, 2012
George J. Isaac	Date
Director

/ s / William L. Healey	November 7, 2012
William L. Healey	Date
Director

/ s / David Holder	November 7, 2012
David Holder	Date
Director