Form 10-Q
period 2012-09-30
PRO DEX INC
filed 2012-11-08
CIK 788920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2012

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

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock outstanding as of the latest practicable date: 3,307,350 shares of Common Stock, no par value, as of November 5, 2012.

INDEX

Pro-Dex, Inc.

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements

PRO-DEX, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	September 30, 2012	June 30, 2012
ASSETS
Current assets:
Cash	$3,125,000	$4,112,000
Accounts receivable, net of allowance for doubtful accounts of $10,000 at September 30, 2012 and $16,000 at June 30, 2012	1,828,000	1,581,000
Other current receivables	94,000	123,000
Inventories	3,482,000	2,791,000
Prepaid expenses	152,000	172,000
Income taxes receivable	567,000	609,000
Deferred income taxes	109,000	109,000

Total current assets	9,357,000	9,497,000
Property, plant, equipment and leasehold improvements, net	2,429,000	2,539,000
Real estate held for sale	733,000	733,000
Other assets	53,000	53,000

Total assets	$12,572,000	$12,822,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,107,000	$633,000
Accrued expenses	1,464,000	1,425,000
Income taxes payable	47,000	47,000
Bank term loan	—	774,000

Total current liabilities	2,618,000	2,879,000

Non-current liabilities:
Deferred income taxes	109,000	109,000
Deferred rent	282,000	284,000

Total non-current liabilities	391,000	393,000

Total liabilities	3,009,000	3,272,000

Commitments and contingencies
Shareholders’ equity:
Common shares; no par value; 50,000,000 shares authorized; 3,307,350 and 3,272,350 shares issued and outstanding at September 30, 2012 and June 30, 2012, respectively	16,876,000	16,846,000
Accumulated deficit	(7,313,000)	(7,296,000)

Total shareholders’ equity	9,563,000	9,550,000

Total liabilities and shareholders’ equity	$12,572,000	$12,822,000

See notes to condensed consolidated financial statements.

PRO-DEX, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For The Three Months Ended September 30,
	2012	2011
Net sales	$3,461,000	$5,045,000
Cost of sales	2,225,000	2,937,000

Gross profit	1,236,000	2,108,000

Operating expenses:
Selling expenses	274,000	374,000
General and administrative expenses	608,000	816,000
Research and development costs	406,000	561,000

Total operating expenses	1,288,000	1,751,000

Income (loss) from continuing operations before items below	(52,000)	357,000

Other expense:
Interest expense	(6,000)	(10,000)

Total other expense	(6,000)	(10,000)

Income (loss) from continuing operations before provision for income taxes	(58,000)	347,000
Provision for income taxes	1,000	1,000

Income (loss) from continuing operations	(59,000)	346,000
Income from discontinued operations, net of provision for income taxes of $0 in 2012 and 2011	42,000	100,000

Net income (loss)	$(17,000)	$446,000

Per share data:
Income (loss) from continuing operations
Basic	$(0.02)	$0.11
Diluted	$(0.02)	$0.11
Income from discontinued operations
Basic	$0.01	$0.03
Diluted	$0.01	$0.03
Net income (loss)
Basic	$(0.01)	$0.14
Diluted	$(0.01)	$0.14
Weighted average shares outstanding - basic	3,279,578	3,272,350
Weighted average shares outstanding - diluted	3,279,578	3,280,045

See notes to condensed consolidated financial statements.

PRO-DEX, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For The Three Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$(17,000)	$446,000
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	151,000	169,000
Allowance for doubtful accounts	(6,000)	1,000
Share-based compensation	30,000	12,000
Changes in:
Accounts receivable and other current receivables	(212,000)	785,000
Inventories	(691,000)	(338,000)
Prepaid expenses	20,000	(119,000)
Other assets	—	8,000
Accounts payable and accrued expenses	511,000	(616,000)
Income taxes receivable and payable	42,000	1,000

Net cash provided by (used in) operating activities	(172,000)	349,000

Cash flows from investing activities:
Purchases of equipment	(41,000)	(42,000)

Net cash used in investing activities	(41,000)	(42,000)

Cash flows from financing activities:
Principal payments on term loan	(774,000)	(89,000)

Net cash used in financing activities	(774,000)	(89,000)

Net increase (decrease) in cash	(987,000)	218,000
Cash, beginning of period	4,112,000	4,689,000

Cash, end of period	$3,125,000	$4,907,000

Supplemental Information
Cash payments for interest	$9,000	$11,000
Cash payments for income taxes	$—	$—

See notes to condensed consolidated financial statements.

PRO-DEX, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Pro-Dex, Inc. (“we”, “us”, “our”, “Pro-Dex” or the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-K. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements presented in our Annual Report on Form 10-K for the fiscal year ended June 30, 2012. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results of operations for such interim periods are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended June 30, 2012.

NOTE 2. INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

	September 30, 2012	June 30, 2012
Raw materials	$1,415,000	$1,087,000
Work in process	879,000	579,000
Finished goods	1,188,000	1,125,000

Total inventories	$3,482,000	$2,791,000

NOTE 3. WARRANTY

The warranty accrual is based on historical costs of warranty repairs and expected future identifiable warranty expenses, and is included in accrued expenses in the accompanying consolidated balance sheets. As of September 30, 2012 and June 30, 2012, the warranty reserve related to continuing operations amounted to $585,000 and $526,000, respectively. Warranty expenses are included in cost of sales in the accompanying consolidated statements of operations. Changes in estimates to previously established warranty accruals result from current period updates to assumptions regarding repair costs and warranty return rates, and are included in current period warranty expense. Total warranty expense from continuing operations for the three months ended September 30, 2012 and 2011 was $157,000 and $228,000, respectively.

Information regarding the accrual for warranty costs relating to continuing operations for the three months ended September 30, 2012 and 2011 are as follows:

	Three months Ended September 30,
	2012	2011
Balances, beginning of period	$526,000	$688,000
Accruals during the period	149,000	137,000
Changes in estimates of prior period accruals	8,000	91,000
Warranty expenditures	(98,000)	(238,000)

Balances, end of period	$585,000	$678,000

The changes in estimates recorded during the three months ended September 30, 2012 and 2011 were due primarily to fluctuations in per-unit warranty repair costs and the effects of those fluctuations on our estimates of future warranty repair costs.

NOTE 4. NET INCOME (LOSS) PER SHARE

The difference in the weighted average shares outstanding used in the calculation of basic and diluted net income (loss) per share for the three months ended September 30, 2012 and 2011 is as follows:

	Three Months Ended September 30,
	2012	2011
Numerators for basic and diluted per share data:
Income (loss) from continuing operations	$(59,000)	$346,000
Income from discontinued operations	42,000	100,000

Net income (loss)	$(17,000)	$446,000

Denominators for basic and diluted per share data:
Basic:
Weighted average common shares outstanding	3,279,578	3,272,350

Shares used in the computation of basic per share data	3,279,578	3,272,350

Diluted:
Shares used in the computation of basic per share data	3,279,578	3,272,350
Net shares assumed issued using the treasury stock method for outstanding common stock options	—	7,695

Shares used in the computation of diluted per share data	3,279,578	3,280,045

Basic per share data:
Income (loss) from continuing operations	$(0.02)	$0.11
Income from discontinued operations	0.01	0.03

Net income (loss)	$(0.01)	$0.14

Diluted per share data:
Income (loss) from continuing operations	$(0.02)	$0.11
Income from discontinued operations	0.01	0.03

Net income (loss)	$(0.01)	$0.14

Potentially dilutive securities, consisting of options to purchase shares of our common stock as described in Note 8, are not included in the calculation of diluted loss per share for the three months ended September 30, 2012 due to their anti-dilutive effect on the diluted loss per share calculations for that period.

Options having exercise prices that are greater than the per share market price for our common stock have been excluded from the diluted per share calculations for the three months ended September 30, 2011, due to their anti-dilutive effect. Shares represented by such options amounted to 277,508 for the three months ended September 30, 2011.

NOTE 5. BANK DEBT

Union Bank Credit Facility

On February 4, 2011, we entered into a credit facility agreement with Union Bank that provides for the following:

•	A revolving credit line of up to $1.5 million in borrowing availability, under which no amounts were borrowed;

•	A non-revolving credit line of up to $350,000 in borrowing availability for the purchase of equipment, which expired unused on February 4, 2012; and

•	A term loan of $1.25 million, the outstanding balance of which, amounting to $685,000, was repaid in full on September 24, 2012, as discussed further below.

The maximum amount of borrowing under the revolving credit line was the lesser of:

(a)	$1,500,000; or

(b)	the sum of 80% of eligible domestic accounts receivable, plus the lesser of:

(i)	$400,000; or

(ii)	15% of the eligible raw materials and finished goods inventories.

The revolving credit line’s terms required monthly interest payments based on borrowed amounts at a floating interest rate, calculated as Union Bank’s Reference Rate plus 0.5% (an aggregate interest rate of 3.75% during the term over which the line was in effect). The line’s initial term was to expire on December 15, 2012.

The terms of the $1.25 million term loan required monthly principal payments of $29,762, plus interest over its 42-month term. The term loan bore interest at a floating rate, calculated as Union Bank’s Reference Rate plus 0.5% (an aggregate interest rate of 3.75% during the term over which the loan was outstanding).

All personal property assets of the Company collateralized the outstanding borrowings under the Union Bank credit facility.

The credit facility agreements contained various covenants, including certain covenants measured annually based on fiscal year results, concerning our financial performance. At June 30, 2012, we were in violation of profitability-based covenants, for which the bank had the right to declare us in default of the bank credit facility agreements and the entire amount owing under the facility, consisting of the term loan, to become immediately due and payable.

On August 30, 2012, we notified the bank of our intent to terminate the credit facility agreements and repay the term loan in full, on or before September 30, 2012. By letter to us dated September 4, 2012, the bank waived, through October 1, 2012, the rights it otherwise would have had pursuant to the covenant violations described above. In conformity with the correspondence described in this paragraph, on September 24, 2012, we repaid the entire principal balance of the term loan, amounting to $685,000 and the credit facility agreements were terminated.

NOTE 6. DISCONTINUED OPERATIONS

On February 27, 2012 (the “Closing Date”), we completed the sale of our fractional horsepower motor product line, operating under the name Pro-Dex Astromec (“Astromec”) and located in Carson City, Nevada, to SL Montevideo Technology, Inc. (“MTI”), a wholly owned subsidiary of SL Industries, Inc., pursuant to an Asset Purchase Agreement (the “APA”).

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

Under the terms of the APA, we may also receive earnout payments based on revenues generated from the sale of (i) Astromec products and (ii) MTI products to Astromec prospects (defined in the APA) (collectively, the “Earnout Sales Base”). Such earnout payments, if and when earned, will be paid by MTI to us within 30 days following the end of each of our fiscal quarters during the three years subsequent to the Closing Date, and will amount to 6%, 4% and 2% of the Earnout Sales Base in the first, second and third such years, respectively. The earnout payments will be recognized in the quarter in which we become entitled to receive them. For the three months ended September 30, 2012, we recognized income from earnout payments of $47,000, which was included in other receivables in the accompanying September 30, 2012 consolidated balance sheet and was received in October 2012. An aggregate of $112,000 in income from earnout payments has been recognized during the period from the Closing Date through September 30, 2012.

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

	Three Months Ended September 30,
	2012	2011
Revenues	$47,000	$985,000
Income before provision for income taxes	$42,000	$100,000

Information regarding Astromec assets and liabilities included in the accompanying consolidated balance sheets is as follows:

	September 30, 2012	June 30, 2012
Other receivables	$58,000	$45,000
Other assets	$10,000	$—
Accounts payable	$7,000	$3,000
Accrued expenses	$19,000	$25,000

Warranty reserves related to discontinued operations as of September 30, 2012 and June 30, 2012 amounted to $13,000 and $35,000, respectively. Warranty activities from discontinued operations for the three months ended September 30, 2012 and 2011 resulted in a credit of $8,000 and expense of $15,000, respectively.

In addition, as a result of the sale of the Astromec product line, we listed for sale the land and building constituting the facility we own in Carson City, Nevada. Accordingly, effective as of the Closing Date, such land and building were reclassified to assets held for sale and appear as such in the accompanying September 30, 2012 consolidated balance sheet. Concurrent with this reclassification, we evaluated the carrying amount of the land and building in relation to its estimated fair value less cost to sell, and we determined that an adjustment to such carrying amount was not required.

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

Significant management judgment is required in determining our provision for income taxes and the recoverability of our deferred tax assets. Such determination is based primarily on our historical taxable income, with some consideration given to our estimates of future taxable income by jurisdictions in which we operate and the period over which our deferred tax assets will be recoverable. Due to cumulative taxable losses during the past three years, we maintained a $2.6 million valuation allowance against our deferred tax assets as of September 30, 2012 and June 30, 2012.

As of September 30, 2012, we have accrued $318,000 of unrecognized tax benefits related to federal and state income tax matters. The amount that would reduce the Company’s income tax expense if recognized and result in a corresponding decrease in the Company’s effective tax rate is $47,000. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at July 1, 2012	$313,000
Additions based on tax positions related to the current year	5,000
Additions for tax positions of prior years	—

Balance at September 30, 2012	$318,000

Amounts accrued for unrecognized tax benefits are included as components of income taxes receivable or income taxes payable, as applicable, in the accompanying condensed consolidated balance sheets.

We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense when applicable. As of September 30, 2012 and June 30, 2012, no interest or penalties applicable to our unrecognized tax benefits have been accrued since we have sufficient tax attributes available to fully offset any potential assessment of additional tax.

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

NOTE 8. SHARE-BASED COMPENSATION

We have two equity compensation plans, the Second Amended and Restated 2004 Stock Option Plan (the “Employees Stock Option Plan”) and the Amended and Restated 2004 Directors Stock Option Plan (the “Directors Stock Option Plan”) (collectively, the “Plans”), pursuant to which (i) options to purchase shares of common stock, or (ii) restricted shares of common stock, may be granted up to an aggregate amount of 1,333,333 common shares, with 1,066,667 and 266,666 shares distributed between the Employees Stock Option Plan and the Directors Stock Option Plan, respectively. The Plans are substantially similar, providing for a strike price equal to the closing price for a share of our common stock as of the last business day immediately prior to the grant date, vesting periods (as determined by the Board for the Employees Stock Option Plan and six months for the Directors Stock Option Plan), and terms of up to ten years, subject to forfeit 30 days after the holder ceases to be an employee or 90 days after the holder ceases to be director, as the case may be. At September 30, 2012, 219,966 and 81,667 shares under the Employees Stock Option Plan and the Directors Stock Option Plan, respectively, are available to grant in future years. Share-based compensation expense under the Plans for the three months ended September 30, 2012 and 2011 were $30,000 and $12,000, respectively.

Stock Options

The following weighted-average assumptions were used in the calculation of share-based compensation expense for options granted during the three months ended September 30, 2012 and 2011:

	2012	2011
Dividend rate	None	None
Price volatility	87%	42%
Risk-free interest rate	0.9%	0.9%-1.4%
Expected life	6.0 years	6.5 years

As of September 30, 2012, there was an aggregate of $288,000 of unrecognized compensation cost under the Plans related to 344,445 non-vested outstanding stock options with a per share weighted average value of $1.35. The unrecognized expense is anticipated to be recognized on a straight-line basis over a weighted average period of 2.4 years. Following is a summary of stock option activity for the three months ended September 30, 2012 and 2011:

	2012		2011
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of period	591,672	$2.48	320,842	$3.04
Granted	35,000	1.73	115,000	1.80
Exercised	—	—	—	—
Forfeited	(13,334)	7.74	—	—

Outstanding at end of period	613,338	$2.33	435,842	$2.71
Exercisable at end of period	268,893	$2.84	228,064	$3.44
Weighted-average fair value per option granted during the period		$1.25		$0.78

Following is a summary of information regarding options outstanding and options exercisable at September 30, 2012:

	Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding	Average Contractual Life	Average Exercise Price	Aggregate Intrinsic Value	Number Outstanding	Average Remaining Contractual Life	Average Exercise Price	Aggregate Intrinsic Value
$1.35 to $3.48	548,334	8.9 years	$1.94	$9,734	203,889	8.1 years	$1.97	$9,734
$3.49 to $5.62	50,003	3.5 years	$3.32	—	50,003	3.5 years	$4.81	—
$5.63 to $7.76	10,001	3.0 years	$7.33	—	10,001	3.0 years	$7.33	—
$7.77 to $9.90	5,000	2.8 years	$9.90	—	5,000	2.8 years	$9.90	—

Total	613,338	8.4 years	$2.33	$9,734	268,893	7.0 years	$2.84	$9,734

Restricted Stock

The following is a summary of restricted share activity for the three months ended September 30, 2012:

	Shares	Weighted-Average Grant Date Fair Value
Outstanding at beginning of year	—	—
Granted	35,000	$1.73
Vested	—	—
Forfeited	—	—

Outstanding at end of period	35,000	$1.73

As of September 30, 2012, there was $44,000 in unrecognized compensation cost related to non-vested outstanding restricted shares. The unrecognized expense is anticipated to be amortized over the next three fiscal years.

There was no restricted share activity during the three months ended September 30, 2011, nor were any restricted shares outstanding during the period.

NOTE 9. MAJOR CUSTOMERS

Information with respect to two customers who accounted for sales in excess of 10% of our total sales in either of the three-month periods ended September 30, 2012 or 2011, is as follows:

	As of and for the three months ended September 30,
	2012				2011
	Sales	Percent of Total	Accounts Receivable	Percent of Total	Sales	Percent of Total	Accounts Receivable	Percent of Total
Customer 1	$118,000	3%	$—	—%	$2,388,000	47%	$632,000	40%
Customer 2	$1,936,000	56%	$1,082,000	59%	$1,661,000	33%	$545,000	34%

In December 2009, Customer 1 (the “Customer”), our then-largest customer, informed us that it was in the process of developing, and planned to eventually manufacture, its own surgical devices which were functionally comparable to the products the Company provided to the Customer at that time. Pro-Dex had been the exclusive manufacturer of these products since they were developed. Through May 2012, we provided the Customer with two products (“Product A” and “Product B”) and we continue to provide repair services for both products. Sales for each of these categories for the three months ended September 30, 2012 and 2011 were as follows:

	Three months ended September 30,
	2012	2011
Product A	$—	$793,000
Product B	—	1,191,000
Repairs	118,000	404,000

Total	$118,000	$2,388,000

In June 2011, the Customer informed us that its product development had progressed to the point at which it did not plan to place any new orders with us for these products beyond those orders already placed with delivery dates through May 2012, and we have received no such new orders.

In addition, the Customer indicated that it planned to limit repair requests from us to those Products A and B that are covered by our product warranty. Although we continue to receive repair orders from the Customer, repair revenue (for out-of-warranty products) would decline to zero or a negligible amount should the Customer decide at any time in the future to cease placing new repair orders with us.

We are continuing to implement the steps of a strategic plan, the objectives of which are to identify and capture additional revenue opportunities and concurrently reduce operating costs not critical to revenue growth. There can be no assurance, however, as to either the timing or success of achieving these objectives, which, during any period not achieved, could cause us to experience a prolonged material and adverse impact on our business.

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

Although the methods above may produce a fair value calculation that may not be indicative of the net realizable value or reflective of future fair values, we believe its valuation methods are appropriate.

NOTE 12. SUBSEQUENT EVENTS

We have evaluated events or transactions that occurred after the balance sheet date of September 30, 2012 and have identified no such events or transactions which required adjustment to, or disclosure in, these Condensed Consolidated Financial Statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

COMPANY OVERVIEW

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of the results of operations and financial condition of Pro-Dex, Inc. (“Company”, “Pro-Dex”, “we”, “our” or “us”) for the three month periods ended September 30, 2012 and 2011. This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and the Notes thereto included elsewhere in this report. This report contains certain forward-looking statements and information. The cautionary statements included herein should be read as being applicable to all related forward-looking statements wherever they may appear. Our actual future results could differ materially from those discussed herein.

Except for the historical information contained herein, the matters discussed in this report, including, but not limited to, discussions of our product development plans, business strategies and market factors influencing our results, are forward-looking statements that involve certain risks and uncertainties. Actual results may differ from those anticipated by us as a result of various factors, both foreseen and unforeseen, including, but not limited to, our ability to continue to develop new products and increase sales in markets characterized by rapid technological evolution, consolidation within our target marketplace and among our competitors, and competition from larger, better capitalized competitors. Many other economic, competitive, governmental and technological factors could impact our ability to achieve our goals. You are urged to review the risks, uncertainties and other cautionary language described in this report, as well as in our other public disclosures and reports filed with the Securities and Exchange Commission (“SEC”) from time to time, including, but not limited to, the risks, uncertainties and other cautionary language discussed in our Annual Report on Form 10-K, as amended, for our fiscal year ended June 30, 2012.

With operations in Irvine, California and Beaverton, Oregon, we provide products used in medical, research and industrial applications. Experience in surgical devices and multi-axis motion control applications allows us to develop products that require high precision in harsh environments.

Our products are found in hospitals, dental offices, medical engineering labs, scientific research facilities and high tech manufacturing operations around the world. The names of Micro Motors and Oregon Micro Systems are used for marketing purposes as brand names.

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

Stock-Based Compensation

We recognize compensation expense for all share-based awards made to employees and directors by estimating the fair value of share-based awards at the grant date and recognizing compensation expense over the requisite service period.

For stock options, fair value is estimated using the Black-Scholes option-pricing model. The portion that is ultimately expected to vest is recognized as compensation cost over the requisite service period using the straight-line single option method.

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

Income Taxes

We recognize deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of our assets and liabilities along with net operating loss and tax credit carryovers. Deferred tax assets at September 30, 2012 and June 30, 2012 consisted primarily of basis differences related to net operating loss and research and development tax credit carryovers, intangible assets, accrued expenses and inventories.

Significant management judgment is required in determining our provision for income taxes and the recoverability of our deferred tax assets. Such determination is based on our historical taxable income, with consideration given to our estimates of future taxable income and the periods over which deferred tax assets will be recoverable. We record a valuation allowance against deferred tax assets to reduce the net carrying value to an amount that we believe is more likely than not to be realized. When we establish or reduce the valuation allowance against deferred tax assets, the provision for income taxes will increase or decrease, respectively, in the period such determination is made. At September 30, 2012 and June 30, 2012, we maintained a valuation allowance against the entire balance of our deferred tax assets, net of deferred tax liabilities.

Description of Business

The majority of our revenue is derived from designing, developing and manufacturing surgical devices for the medical device and dental industries and motion control software and hardware for industrial and scientific applications. The proportion of total sales by customer type is as follows:

	Three months ended September 30,
Customer type	2012		2011
	(Dollars in thousands)
Medical	$2,369	68%	$4,121	82%
Industrial	761	22%	643	13%
Dental	206	6%	205	4%
Government and other	125	4%	76	1%

Total sales	$3,461	100%	$5,045	100%

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

At September 30, 2012, we had a backlog of $6.9 million. We may experience variability in our new order bookings due to various reasons, including, but not limited to, the timing of major new product launches and customer planned inventory builds. However, we do not typically experience seasonal fluctuations in our shipments and revenues.

RESULTS OF OPERATIONS

Comparison of the three-month periods ended September 30, 2012 and 2011

The following table sets forth financial data and the percentage of net sales regarding our financial position and operating results:

	Three Months Ended September 30,
	2012		2011
	Dollars in thousands
Net sales	$3,461	100%	$5,045	100%
Cost of sales	2,225	64%	2,937	58%

Gross profit	1,236	36%	2,108	42%
Selling expenses	274	8%	374	8%
General and administrative expenses	608	18%	816	16%
Research and development costs	406	12%	561	11%

Income (loss) from operations	(52)	-2%	357	7%
Interest expense and other, net	(6)	0%	(10)	0%

Income (loss) before provision for income taxes	(58)	-2%	347	7%
Provision for income taxes	1	0%	1	0%

Income (loss) from continuing operations	(59)	-2%	346	7%
Income from discontinued operations	42	1%	100	2%

Net income (loss)	$(17)	-1%	$446	9%

Net sales for the three months ended September 30, 2012 decreased $1.6 million, or 31%, to $3.5 million from $5.0 million for the three months ended September 30, 2011. Medical device sales decreased $1.8 million, or 43%, due primarily to a decrease of $2.3 million in sales to our former largest medical device customer, which was partially offset by net increased sales of $548,000 from our Irvine, California facility, primarily to the rest of our medical device customer base, and $138,000 of our motion control product line.

Gross profit for the three months ended September 30, 2012 decreased $872,000, or 41%, compared to the corresponding period in 2011, resulting primarily from $626,000 related to the sales volume decrease discussed above and the remainder attributable to the related effects on manufacturing at lower sales volumes. As a percentage of sales, gross margin decreased to 36% for the three months ended September 30, 2012 from 42% for the corresponding period in 2011, due primarily to the effects on manufacturing at lower sales volumes.

Selling expenses decreased $100,000, or 27%, to $274,000 for the three months ended September 30, 2012, from $374,000 for the corresponding period in 2011. This decrease is attributable primarily to decreases in advertising and market research expenses of $60,000 and in payroll and bonus expenses of $23,000.

General and administrative expenses decreased $208,000, or 26%, to $608,000 for the three months ended September 30, 2012, from $816,000 for the corresponding period in 2011, due primarily to decreases in 2012 related to employee training, payroll and bonus expenses of $105,000, and in legal expenses of $77,000.

Research and development costs decreased $155,000, or 28%, to $406,000 for the three months ended September 30, 2012, from $561,000 for the three months ended September 30, 2011, due primarily to decreases in project costs of $82,000 and in payroll and bonus expenses of $43,000.

Net interest expense for the three months ended September 30, 2012 was $6,000, which was not materially changed from $10,000 for the three months ended September 30, 2011.

The provision for income taxes for the three months ended September 30, 2012 and 2011 consisted primarily of state franchise taxes resulting in effective tax rates of 1.7% and 0.3%, respectively. In 2012, the effective rate differed from marginal statutory tax rates due to our inability to recognize the benefits of federal and state loss carryforwards prior to their utilization. In 2011, the effective tax rate was lower than marginal statutory rates due to the utilization of tax credits, previously established as deferred tax assets, to reduce the current tax provision. Because our deferred tax assets are fully reserved by a valuation allowance, realization of such deferred tax assets triggered a corresponding reduction in the valuation allowance, thus resulting in no deferred tax provision. (See Note 7 of Notes to Condensed Consolidated Financial Statements.)

As a result of the foregoing, loss from continuing operations for the three months ended September 30, 2012 was $59,000, as compared to income from continuing operations of $346,000 for the three months ended September 30, 2011.

Liquidity and Capital Resources

The following table presents selected financial information as of September, 30 2012 and June 30, 2012:

	September 30, 2012	June 30, 2012
Cash and cash equivalents	$3,125,000	$4,112,000
Working capital	$6,739,000	$6,618,000
Cash and cash equivalents, net of bank debt	$3,125,000	$3,338,000

Net cash used in operating activities during the three months ended September 30, 2012 amounted to $172,000. Our operations, excluding the balance sheet changes discussed below in this paragraph, provided cash amounting to $158,000 after adjustment for non-cash items. Uses of cash arose from an increase in accounts receivable amounting to $212,000, due primarily to the timing of sales by us and related payments to us within the three-month period, and an increase in inventories of $691,000, primarily due to the purchase of components required to fulfill firm customer purchase orders in backlog as well as repair and warranty orders, and to build our stock of components related to certain of our products with the objective of shortening lead times when forecasted purchase orders are received. Partially offsetting these cash uses were sources of cash from increases in accounts payable and accrued liabilities of $511,000, resulting primarily of growth in accounts payable that correlates with the increase in inventories discussed above in this paragraph, and a reduction in income taxes receivable of $42,000 (representing a refund of taxes paid in the prior year).

Net cash provided by operating activities during the three months ended September 30, 2011 amounted to $349,000. Our operations, excluding the balance sheet changes discussed below in this paragraph, provided cash amounting to $628,000 after adjustment for non-cash item. The primary source of cash arose from a decrease in receivables of $785,000, resulting primarily from the lower level of sales in the three-month period ended September 30, 2011, relative to the three months ended June 30, 2011 (thus resulting in a lower level of accounts receivable at September 30, 2011), and from the collection during the three-month period ended September 30, 2011 of accounts receivable during the period from sales to our then-largest customer in June 2011.

Net cash used in investing activities for the three months ended September 30, 2012 and 2011 was $41,000 and $42,000, respectively, and consisted primarily of capital expenditures for manufacturing equipment.

Net cash used in financing activities for the three months ended September 30, 2012 was $774,000 as compared to $89,000 in the corresponding 2011 period. This increase reflects our payment, in September 2012, of the remaining balance due, amounting to $685,000, on the Union Bank term loan, fully retiring such indebtedness (see Note 5 of Notes to Condensed Consolidated Financial Statements and “Changes in Bank Debt and Credit Facilities” below).

We believe that existing cash balances and cash flows from operations will be sufficient to fund operations for the next twelve months.

Reduction in Large Customer Orders

In December 2009, our largest customer informed us that it was in the process of developing, and planned to eventually manufacture, its own surgical devices which were functionally comparable to the products we provided to the customer at that time. We had been the exclusive manufacturer of these products since they were developed. The resulting reduction in orders from our largest customer and its expected future impact on our business is more fully described in Note 9 of Notes to Condensed Consolidated Financial Statements.

Changes in Bank Debt and Credit Facilities

As more fully described in Note 5 of Notes to Condensed Consolidated Financial Statements, on February 4, 2011, we entered into a credit facility agreement with Union Bank that provided for (a) a revolving credit line of up to $1.5 million, (b) a non-revolving credit line of up to $350,000 for the purchase of equipment, and (c) a term loan of $1.25 million. The proceeds of the term loan were used to pay off in full the Wells Fargo term loan previously outstanding.

The credit facility agreements contained various covenants, including certain covenants measured annually based on fiscal year results, concerning our financial performance. At June 30, 2012, we were in violation of profitability-based covenants, for which the bank had the right to declare us in default of the bank credit facility agreements and the entire amount owing under the facility, consisting of the term loan, to become immediately due and payable.

On August 30, 2012, we notified the bank of our intent to terminate the credit facility agreements and repay the term loan in full, on or before September 30, 2012. By letter to us dated September 4, 2012, the bank waived, through October 1, 2012, the rights it otherwise would have had pursuant to the covenant violations described above. In conformity with the correspondence described in this paragraph, on September 24, 2012, we repaid the entire principal balance of the term loan, amounting to $685,000 and the credit facility agreements were terminated.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer (the principal executive officer and principal financial officer, respectively) conducted an evaluation of the design and operation of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation as of September 30, 2012, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2012, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Inherent Limitations on the Effectiveness of Controls

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for our fiscal year ended June 30, 2012 and in our subsequent quarterly reports on Form 10-Q. The risks discussed in our Annual Report on Form 10-K and in our subsequent quarterly reports on Form 10-Q could materially affect our business, financial condition and future results. The risks described in our Annual Report on Form 10-K and in our subsequent quarterly reports on Form 10-Q are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibits:

31.1	Certification of Chief Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

**	Pursuant to applicable securities laws and regulations, the Company is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Company has made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 8, 2012	Date: November 8, 2012

PRO-DEX INC.	PRO-DEX INC.
By: / s / Michael J. Berthelot	By: / s / Harold A. Hurwitz

Michael J. Berthelot	Harold A. Hurwitz
Chief Executive Officer (Principal Executive Officer)	Secretary and Chief Financial Officer (Principal Financial and Accounting Officer)