Form 10-Q
period 2012-12-31
PRO DEX INC
filed 2013-02-13
CIK 788920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 2012

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

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock outstanding as of the latest practicable date: 3,340,684 shares of Common Stock, no par value, as of February 1, 2013.

INDEX

Pro-Dex, Inc.

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements

PRO-DEX, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	December 31, 2012	June 30, 2012
ASSETS
Current assets:
Cash	$2,549,000	$4,112,000
Accounts receivable, net of allowance for doubtful accounts of $13,000 at December 31, 2012 and $16,000 at June 30, 2012	1,175,000	1,581,000
Other current receivables	90,000	123,000
Inventories	3,515,000	2,791,000
Prepaid expenses	237,000	172,000
Income taxes receivable	570,000	609,000
Deferred income taxes	109,000	109,000

Total current assets	8,245,000	9,497,000
Property, plant, equipment and leasehold improvements, net	2,290,000	2,539,000
Real estate held for sale	733,000	733,000
Other assets	53,000	53,000

Total assets	$11,321,000	$12,822,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$576,000	$633,000
Accrued expenses	1,008,000	1,425,000
Income taxes payable	47,000	47,000
Bank term loan	—	774,000

Total current liabilities	1,631,000	2,879,000

Non-current liabilities:
Deferred income taxes	109,000	109,000
Deferred rent	280,000	284,000

Total non-current liabilities	389,000	393,000

Total liabilities	2,020,000	3,272,000

Commitments and contingencies
Shareholders’ equity:
Common shares; no par value; 50,000,000 shares authorized; 3,340,684 and 3,272,350 shares issued and outstanding at December 31, 2012 and June 30, 2012, respectively	16,962,000	16,846,000
Accumulated deficit	(7,661,000)	(7,296,000)

Total shareholders’ equity	9,301,000	9,550,000

Total liabilities and shareholders’ equity	$11,321,000	$12,822,000

See notes to condensed consolidated financial statements.

PRO-DEX, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For The Three Months Ended December 31,
	2012	2011
Net sales	$3,007,000	$4,017,000
Cost of sales	1,974,000	2,770,000

Gross profit	1,033,000	1,247,000

Operating expenses:
Selling expenses	322,000	369,000
General and administrative expenses	627,000	688,000
Research and development costs	464,000	508,000

Total operating expenses	1,413,000	1,565,000

Loss from continuing operations before items below	(380,000)	(318,000)

Other expense:
Interest expense	—	(10,000)

Total other expense	—	(10,000)

Loss from continuing operations before provision for (benefit from) income taxes	(380,000)	(328,000)
Provision for (benefit from) income taxes	(16,000)	1,000

Loss from continuing operations	(364,000)	(329,000)
Income from discontinued operations, net of provision for income taxes of $21,000 in 2012 and $0 in 2011	16,000	37,000

Net loss	$(348,000)	$(292,000)

Per share data:
Loss from continuing operations
Basic	$(0.11)	$(0.10)
Diluted	$(0.11)	$(0.10)
Income from discontinued operations
Basic	$—	$0.01
Diluted	$—	$0.01
Net loss
Basic	$(0.11)	$(0.09)
Diluted	$(0.11)	$(0.09)
Weighted average shares outstanding—basic	3,319,180	3,272,350
Weighted average shares outstanding—diluted	3,319,180	3,272,350

See notes to condensed consolidated financial statements.

PRO-DEX, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For The Six Months Ended December 31,
	2012	2011
Net sales	$6,468,000	$9,062,000
Cost of sales	4,199,000	5,707,000

Gross profit	2,269,000	3,355,000

Operating expenses:
Selling expenses	596,000	743,000
General and administrative expenses	1,234,000	1,504,000
Research and development costs	870,000	1,069,000

Total operating expenses	2,700,000	3,316,000

Income (loss) from continuing operations before items below	(431,000)	39,000

Other expense:
Interest expense	(6,000)	(20,000)

Total other expense	(6,000)	(20,000)

Income (loss) from continuing operations before provision for (benefit from) income taxes	(437,000)	19,000
Provision for (benefit from) income taxes	(19,000)	2,000

Income (loss) from continuing operations	(418,000)	17,000
Income from discontinued operations, net of provision for income taxes of $25,000 in 2012 and $0 in 2011	53,000	137,000

Net income (loss)	$(365,000)	$154,000

Per share data:
Income (loss) from continuing operations
Basic	$(0.13)	$0.01
Diluted	$(0.13)	$0.01
Income from discontinued operations
Basic	$0.02	$0.04
Diluted	$0.02	$0.04
Net income (loss)
Basic	$(0.11)	$0.05
Diluted	$(0.11)	$0.05
Weighted average shares outstanding—basic	3,299,379	3,272,350
Weighted average shares outstanding—diluted	3,299,379	3,292,508

PRO-DEX, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For The Six Months Ended December 31,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$(365,000)	$154,000
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	298,000	339,000
Allowance for doubtful accounts	(3,000)	6,000
Share-based compensation	65,000	33,000
Changes in:
Accounts receivable and other current receivables	440,000	834,000
Inventories	(724,000)	(1,030,000)
Prepaid expenses	(65,000)	(88,000)
Other assets	—	8,000
Accounts payable and accrued expenses	(476,000)	(213,000)
Income taxes receivable and payable	39,000	(49,000)

Net cash used in operating activities	(791,000)	(6,000)

Cash flows from investing activities:
Purchases of equipment	(48,000)	(237,000)

Net cash used in investing activities	(48,000)	(237,000)

Cash flows from financing activities:
Proceeds from exercise of stock options	50,000	—
Principal payments on term loan	(774,000)	(179,000)

Net cash used in financing activities	(724,000)	(179,000)

Net decrease in cash	(1,563,000)	(422,000)
Cash, beginning of period	4,112,000	4,689,000

Cash, end of period	$2,549,000	$4,267,000

Supplemental Information
Cash payments for interest	$9,000	$10,000
Cash payments for income taxes	$5,000	$53,000

See notes to condensed consolidated financial statements.

PRO-DEX, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Pro-Dex, Inc. (“we”, “us”, “our”, “Pro-Dex” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-K. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements presented in our Annual Report on Form 10-K, as amended, for the fiscal year ended June 30, 2012. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results of operations for such interim periods are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K, as amended, for the year ended June 30, 2012.

NOTE 2. INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

	December 31, 2012	June 30, 2012
Raw materials	$1,501,000	$1,087,000
Work in process	657,000	579,000
Finished goods	1,357,000	1,125,000

Total inventories	$3,515,000	$2,791,000

NOTE 3. WARRANTY

The warranty accrual is based on historical costs of warranty repairs and expected future identifiable warranty expenses, and is included in accrued expenses in the accompanying consolidated balance sheets. As of December 31, 2012 and June 30, 2012, the warranty reserve related to continuing operations amounted to $361,000 and $526,000, respectively. Warranty expenses are included in cost of sales in the accompanying consolidated statements of operations. Changes in estimates to previously established warranty accruals result from current period updates to assumptions regarding repair costs and warranty return rates, and are included in current period warranty expense. Total warranty expense from continuing operations for the three months ended December 31, 2012 and 2011 was $79,000 and $271,000, respectively, and for the six months ended December 31, 2012 and 2011 was $236,000 and $499,000, respectively.

Information regarding the accrual for warranty costs relating to continuing operations for the three and six months ended December 31, 2012 and 2011 are as follows:

	Three months Ended December 31,
	2012	2011
Balances, beginning of period	$585,000	$678,000
Accruals during the period	38,000	134,000
Changes in estimates of prior period accruals	41,000	137,000
Warranty expenditures	(303,000)	(254,000)

Balances, end of period	$361,000	$695,000

	Six months Ended December 31,
	2012	2011
Balances, beginning of period	$526,000	$688,000
Accruals during the period	186,000	271,000
Changes in estimates of prior period accruals	50,000	228,000
Warranty expenditures	(401,000)	(492,000)

Balances, end of period	$361,000	$695,000

The changes in estimates recorded during the three and six months ended December 31, 2012 and 2011 were due primarily to fluctuations in per-unit warranty repair costs and return rates and the effects of those fluctuations on our estimates of future warranty repair costs.

NOTE 4. NET INCOME (LOSS) PER SHARE

The difference in the weighted average shares outstanding used in the calculation of basic and diluted net income (loss) per share for the three and six months ended December 31, 2012 and 2011 is as follows:

	Three Months Ended December 31,
	2012	2011
Numerators for basic and diluted per share data:
Loss from continuing operations	$(364,000)	$(329,000)
Income from discontinued operations	16,000	37,000

Net loss	$(348,000)	$(292,000)

Denominators for basic and diluted per share data:
Basic:
Weighted average common shares outstanding	3,319,180	3,272,350

Shares used in the computation of basic per share data	3,319,180	3,272,350

Diluted:
Shares used in the computation of basic per share data	3,319,180	3,272,350
Net shares assumed issued using the treasury stock method for outstanding common stock options	—	—

Shares used in the computation of diluted per share data	3,319,180	3,272,350

Basic per share data:
Loss from continuing operations	$(0.11)	$(0.10)
Income from discontinued operations	—	0.01

Net loss	$(0.11)	$(0.09)

Diluted per share data:
Loss from continuing operations	$(0.11)	$(0.10)
Income from discontinued operations	—	.01

Net loss	$(0.11)	$(0.09)

	Six Months Ended December 31,
	2012	2011
Numerators for basic and diluted per share data:
Income (loss) from continuing operations	$(418,000)	$17,000
Income from discontinued operations	53,000	137,000

Net income (loss)	$(365,000)	$154,000

Denominators for basic and diluted per share data:
Basic:
Weighted average common shares outstanding	3,299,379	3,272,350

Shares used in the computation of basic per share data	3,299,379	3,272,350

Diluted:
Shares used in the computation of basic per share data	3,299,379	3,272,350
Net shares assumed issued using the treasury stock method for outstanding common stock options	—	20,158

Shares used in the computation of diluted per share data	3,299,379	3,292,508

Basic per share data:
Income (loss) from continuing operations	$(0.13)	$0.01
Income from discontinued operations	0.02	0.04

Net income (loss)	$(0.11)	$0.05

Diluted per share data:
Income (loss) from continuing operations	$(0.13)	$0.01
Income from discontinued operations	0.02	0.04

Net income (loss)	$(0.11)	$0.05

Potentially dilutive securities, consisting of options to purchase shares of our common stock as described in Note 8, are not included in the calculation of diluted loss per share due to their anti-dilutive effect on the diluted loss per share calculations. Shares represented by such securities amount to 14,128 and 42,340 for the three months ended December 31, 2012 and 2011, respectively, and 8,511 for the six months ended December 31, 2012.

For the six months ended December 31, 2011, options having exercise prices that are greater than the average per share market price for our common stock, representing 243,340 shares, have been excluded from the diluted per share calculation due to their anti-dilutive effect.

NOTE 5. BANK DEBT

On February 4, 2011, we entered into a credit facility agreement with Union Bank, N.A. that provided for the following:

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

On August 30, 2012, we notified the bank of our intent to terminate the credit facility agreements and repay the term loan in full, on or before September 30, 2012. By letter to us dated September 4, 2012, the bank waived, through October 1, 2012, the rights it otherwise would have had pursuant to the covenant violations described above. In conformity with the correspondence described in this paragraph, on September 24, 2012, we repaid the entire principal balance of the term loan, amounting to $685,000, and the credit facility agreements were terminated.

As a result of the foregoing, we no longer have a credit facility with a financial institution.

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

Upon closing of the sale and finalization of other items required by the APA, such as a physical inventory count, we recorded proceeds from the sale of $756,000, equal to the net book value of the assets sold as of the Closing Date, summarized as follows:

Inventories	$664,000
Equipment	82,000
Other	10,000

Total	$756,000

Under the terms of the APA, we may also receive earnout payments based on revenues generated from the sale of (i) Astromec products and (ii) MTI products to Astromec prospects (defined in the APA) (collectively, the “Earnout Sales Base”). Such earnout payments, if and when earned, will be paid by MTI to us within 30 days following the end of each of our fiscal quarters during the three years subsequent to the Closing Date, and will amount to 6%, 4% and 2% of the Earnout Sales Base in the first, second and third such years, respectively. The earnout payments will be recognized in the quarter in which we become entitled to receive them. For the three and six months ended December 31, 2012, we recognized income from earnout payments of $45,000 and $92,000, respectively, of which $45,000 was included in other receivables in the accompanying December 31, 2012 consolidated balance sheet and was received in January 2013. An aggregate of $157,000 in income from earnout payments has been recognized during the period from the Closing Date through December 31, 2012.

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

	Three Months Ended December 31,
	2012	2011
Revenues	$45,000	$890,000
Income before provision for income taxes	$37,000	$37,000

	Six Months Ended December 31,
	2012	2011
Revenues	$92,000	$1,875,000
Income before provision for income taxes	$78,000	$137,000

Information regarding Astromec assets and liabilities included in the accompanying consolidated balance sheets is as follows:

	December 31, 2012	June 30, 2012
Other receivables	$47,000	$45,000
Other assets	$17,000	$—
Accounts payable	$4,000	$3,000
Accrued expenses	$8,000	$25,000

Warranty reserves related to discontinued operations as of December 31, 2012 and June 30, 2012 amounted to $5,000 and $21,000, respectively. Warranty activities from discontinued operations for the three months ended December 31, 2012 and 2011 resulted in a credit of $8,000 and expense of $5,000, respectively, and for the six months ended December 31, 2012 and 2011 resulted in a credit of $16,000 and expense of $11,000, respectively.

In addition, as a result of the sale of the Astromec product line, we listed for sale the land and building constituting the facility we own in Carson City, Nevada, which are presented as assets held for sale in the accompanying December 31, 2012 and June 30, 2012 consolidated balance sheets with an aggregate carrying amount of $733,000. We have evaluated the aggregate carrying amount of the land and building in relation to their aggregate estimated fair value less cost to sell, and have determined that an adjustment to such carrying amount was not required.

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

Significant management judgment is required in determining our provision for income taxes and the recoverability of our deferred tax assets. Such determination is based primarily on our historical taxable income, with some consideration given to our estimates of future taxable income by jurisdictions in which we operate and the period over which our deferred tax assets will be recoverable. Due to cumulative taxable losses during the past three years, we maintained a valuation allowance of $2.7 million and $2.6 million against our deferred tax assets as of December 31, 2012 and June 30, 2012, respectively. The change in valuation allowance is due primarily to the increase in deferred tax assets resulting from the pre-tax loss incurred for the six months ended December 31, 2012.

As of December 31, 2012, we have accrued $323,000 of unrecognized tax benefits related to federal and state income tax matters. The amount that would reduce the Company’s income tax expense if recognized and result in a corresponding decrease in the Company’s effective tax rate is $47,000. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at July 1, 2012	$313,000
Additions based on tax positions related to the current year	10,000
Additions for tax positions of prior years	—

Balance at December 31, 2012	$323,000

Amounts accrued for unrecognized tax benefits are included as components of income taxes receivable or income taxes payable, as applicable, in the accompanying condensed consolidated balance sheets.

We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense when applicable. As of December 31, 2012 and June 30, 2012, no interest or penalties applicable to our unrecognized tax benefits have been accrued since we have sufficient tax attributes available to fully offset any potential assessment of additional tax.

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

NOTE 8. SHARE-BASED COMPENSATION

We have two equity compensation plans, the Second Amended and Restated 2004 Stock Option Plan (the “Employees Stock Option Plan”) and the Amended and Restated 2004 Directors Stock Option Plan (the “Directors Stock Option Plan”) (collectively, the “Stock Option Plans”), pursuant to which (i) options to purchase shares of common stock, or (ii) restricted shares of common stock, may be granted up to an aggregate amount of 1,333,333 common shares, with 1,066,667 and 266,666 shares distributed between the Employees Stock Option Plan and the Directors Stock Option Plan, respectively. The Stock Option Plans are substantially similar, providing for a strike price equal to the closing price for a share of our common stock as of the last business day immediately prior to the grant date, vesting periods (as determined by the Board for the Employees Stock Option Plan and six months for the Directors Stock Option Plan), and terms of up to ten years, subject to forfeit 30 days after the holder ceases to be an employee or 90 days after the holder ceases to be director, as the case may be. At December 31, 2012, 219,966 and 81,667 shares under the Employees Stock Option Plan and the Directors Stock Option Plan, respectively, are available to grant in future years. Share-based compensation expense under the Stock Option Plans for the three months ended December 31, 2012 and 2011 were $36,000 and $21,000, respectively, and for the six months ended December 31, 2012 and 2011 was $65,000 and $33,000, respectively.

Stock Options

The following assumptions were used in the calculation of share-based compensation expense for options granted during the three months ended December 31, 2011 (no options were granted during the three months ended December 31, 2012), and the six months ended December 31, 2012 and 2011:

Three Months Ended December 31, 2011
Dividend rate	None
Price volatility	88%
Risk-free interest rate	1.0%-1.2%
Expected life	5.5 years

	Six Month Ended December 31,
	2012	2011
Dividend rate	None	None
Price volatility	87%	62%
Risk-free interest rate	0.9%	1.0%-1.3%
Expected life	6.0 years	6.0 years

As of December 31, 2012, there was an aggregate of $259,000 of unrecognized compensation cost under the Stock Option Plans related to 329,000 non-vested outstanding stock options with a per share weighted average value of $1.36. The unrecognized expense is anticipated to be recognized on a straight-line basis over a weighted average period of 2.2 years. Following is a summary of stock option activity for the six months ended December 31, 2012 and 2011:

	2012		2011
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of period	591,672	$2.48	320,842	$2.71
Granted	35,000	1.73	205,000	2.04
Exercised	(33,334)	1.50	—	—
Forfeited	(13,334)	7.74	(14,168)	2.43

Outstanding at end of period	580,004	$2.37	511,674	$2.65

Exercisable at end of period	250,976	$2.96	244,591	$3.32
Weighted-average fair value per option granted during the period		$1.25		$1.16

Following is a summary of information regarding options outstanding and options exercisable at December 31, 2012:

	Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding	Average Contractual Life	Average Exercise Price	Aggregate Intrinsic Value	Number Outstanding	Average Remaining Contractual Life	Average Exercise Price	Aggregate Intrinsic Value
$1.35 to $3.48	515,000	8.8 years	$1.97	$61,150	185,972	8.2 years	$2.04	$19,210
$3.49 to $5.62	50,003	3.2 years	4.81	$0	50,003	3.2 years	4.81	$0
$5.63 to $7.76	10,001	2.7 years	7.34	$0	10,001	2.7 years	7.34	$0
$7.77 to $9.90	5,000	2.5 years	9.90	$0	5,000	2.5 years	9.90	$0

Total	580,004	8.2 years	$2.37	$61,150	250,976	6.9 years	$2.96	$19,210

Restricted Stock

The following is a summary of restricted share activity for the six months ended December 31, 2012:

	Shares	Weighted- Average Grant Date Fair Value
Outstanding at beginning of year	—	—
Granted	35,000	$1.73
Vested	—	—
Forfeited	—	—

Outstanding at end of period	35,000	$1.73

As of December 31, 2012, there was $43,000 in unrecognized compensation cost related to non-vested outstanding restricted shares. The unrecognized expense is anticipated to be amortized over the next 2.7 fiscal years.

There was no restricted share activity during the six months ended December 31, 2011, nor were any restricted shares outstanding during the period.

NOTE 9. MAJOR CUSTOMERS

Information with respect to two customers who accounted for sales in excess of 10% of our total sales in any of the three or six-month periods ended December 31, 2012 or 2011, is as follows:

	As of and for the three months ended December 31,
	2012				2011
	Sales	Percent of Total	Accounts Receivable	Percent of Total	Sales	Percent of Total	Accounts Receivable	Percent of Total
Customer 1	$1,136,000	38%	$432,000	37%	$880,000	7%	$240,000	9%
Customer 2	$372,000	13%	$124,000	11%	$1,906,000	16%	$778,000	30%

	As of and for the six months ended December 31,
	2012				2011
	Sales	Percent of Total	Accounts Receivable	Percent of Total	Sales	Percent of Total	Accounts Receivable	Percent of Total
Customer 1	$3,072,000	48%	$432,000	37%	$2,541,000	21%	$240,000	9%
Customer 2	$490,000	8%	$124,000	11%	$4,294,000	36%	$778,000	30%

In December 2009, Customer 1 (the “Customer”), our then-largest customer, informed us that it was in the process of developing, and planned to eventually manufacture, its own surgical devices that were functionally comparable to the products the Company provided to the Customer at that time. Pro-Dex had been the exclusive manufacturer of these products since they were developed. Through May 2012, we provided the Customer with two products (“Product A” and “Product B”) and we continue to provide repair services for both products. Sales for each of these categories for the three and six months ended December 31, 2012 and 2011 were as follows:

	Three months ended December 31,
	2012	2011
Product A	$—	$157,000
Product B	—	1,340,000
Repairs	372,000	409,000

Total	$372,000	$1,906,000

	Six months ended December 31,
	2012	2011
Product A	$—	$950,000
Product B	—	2,531,000
Repairs	490,000	813,000

Total	$490,000	$4,294,000

In June 2011, the Customer informed us that its product development had progressed to the point at which it did not plan to place any new orders with us for these products beyond those orders already placed with delivery dates through May 2012, and we have received no such new orders.

In addition, the Customer indicated that it planned to limit repair requests from us to those Products A and B that are covered by our product warranty. Although we continue to receive out-of-warranty repair orders from the Customer, such repair revenue would decline to zero or a negligible amount should the Customer decide at any time in the future to cease placing new repair orders with us.

We continue to implement the steps of a strategic plan in response the loss of the Customer, the objectives of which are to identify and capture additional revenue opportunities and concurrently reduce operating costs not critical to revenue growth. There can be no assurance, however, as to either the timing or success of achieving these objectives, which, during any period not achieved, could cause us to experience a prolonged material and adverse impact on our business.

NOTE 10. COMMITMENTS AND CONTINGENCIES

Change in Composition of our Board of Directors

In June 2012, AO Partners Group, whose members own approximately 22% of our outstanding common stock, nominated a slate of three director nominees, Messrs. Nicholas J. Swenson, Raymond E. Cabillot and William J. Farrell III, (the “AO Nominees”) to run in opposition to the slate of five director nominees placed into nomination by our then-incumbent Board of Directors (the “Pro-Dex Nominees”). At its January 17, 2013 Annual Meeting, our shareholders elected the three AO Nominees and two Pro-Dex Nominees, Messrs. William L. Healey (an incumbent member of our Board of Directors) and David C. Hovda, to fill the five seats on our new Board of Directors. As a result, the new Board of Directors is composed of four new members and one continuing member. At its February 4, 2013 meeting, the Board of Directors elected Mr. Swenson as Chairman, Mr. Cabillot as Chair of the Compensation Committee and the Nominating and Governance Committee, and Mr. Hovda as Chair of the Audit Committee.

The degree of change in composition of our Board as described above constitutes a “change of control” as that term is defined in existing change of control agreements we previously entered into with members of senior management (“Change of Control Agreements”) and as defined in our Stock Option Plans. Although the change of control as defined in these instruments has had no impact on the accompanying consolidated financial statements, the potential effects of the change of control are as follows:

Change of Control Agreements

The Change of Control Agreements provide that, if the individual’s employment with us involuntarily terminates (as such term is defined in the Change of Control Agreements) within 12 months after a change of control, the individual will receive, subject to signing a release of claims, (i) a lump sum amount equal to 30 weeks base compensation of the individual at the time of such termination and (ii) 100% Company-paid insurance coverage as provided to the individual immediately prior to his termination of employment for a period equal to the earlier of (i) 12 months following termination or (ii) until the individual becomes covered under another employer’s insurance plan. In addition, the individual shall be entitled to receive bonus or compensation award payments, if any, in accordance with the terms of our incentive compensation plans in which the individual was an eligible participant at the time of the termination. We have such agreements with six members of senior management (including, but not limited to, our President and Chief Executive Officer and our Chief Financial Officer) whose annual base compensation aggregates $1.1 million.

Stock Option Plans

In the event of a change of control, our Board has the discretion to accelerate the vesting of any outstanding options or shares of restricted stock held by employees. At its meeting on February 4, 2013, the Board did not take action to effect such acceleration. Vesting of outstanding options held by members of our Board would be automatically accelerated as a result of a change of control. However, at January 17, 2013, all outstanding options held by members of our Board were already fully vested under such options’ terms.

Board Compensation

The compensation plan for non-employee directors (the “directors’ compensation plan”) of the Board provides for the following:

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

On February 4, 2013, Messrs. Swenson, Cabillot and Farrell each opted to waive (a) receipt of stock options they were otherwise entitled to receive upon their election to the Board at the January 17, 2013 Annual Meeting of our shareholders, and (b) any cash retainers or meeting fees in excess of $200 per meeting and $2,000 per year

Legal Matters

In February 2011, we became aware of a report entitled “Site Discovery Report, Southeast Santa Ana Project DTSC – Cypress Region,” dated February 2010 (the “Report”), that was prepared by the Cypress regional office of the Cal/EPA Department of Toxic Substances Control (“DTSC”) for Region 9 of the U.S. Environmental Protection Agency (“USEPA”) under an agreement between the two agencies. The purpose of the Report was to identify sites within an area of southeast Santa Ana, California that may be sources of groundwater contamination previously detected in that area. The Report identified 25 sites, including our former Santa Ana site, for further screening by DTSC staff. DTSC has informed us that no further evaluation of our former site has taken place subsequent to the Report’s issuance, and that no such evaluation is planned for fiscal year 2013. It is uncertain whether future developments, if any, from DTSC’s screening process would have any application to our former site.

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

NOTE 12. SUBSEQUENT EVENTS

We have evaluated events or transactions that occurred after the balance sheet date of December 31, 2012 and have identified no such events or transactions which required adjustment to, or disclosure in, these Condensed Consolidated Financial Statements other than as presented in such financial statements and the Notes thereto, including Note 6, “Discontinued Operations,” and Note 10, “Commitments and Contingencies.”

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

COMPANY OVERVIEW

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of the results of operations and financial condition of Pro-Dex, Inc. (“Company”, “Pro-Dex”, “we”, “our” or “us”) for the three and six-month periods ended December 31, 2012 and 2011. This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and the Notes thereto included elsewhere in this report. This report contains certain forward-looking statements and information. The cautionary statements included herein should be read as being applicable to all related forward-looking statements wherever they may appear. Our actual future results could differ materially from those discussed herein.

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

Revenue Recognition

Revenue on product sales is recognized upon shipment to the customer when risk of loss and title transfer to the customer, and all other conditions for the recognition of a sale have been satisfied.

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

Income Taxes

We recognize deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of our assets and liabilities along with net operating loss and tax credit carryovers. Deferred tax assets at December 31, 2012 and June 30, 2012 consisted primarily of net operating loss and research and development tax credit carryovers, as well as basis differences related to intangible assets, accrued expenses and inventories.

Significant management judgment is required in determining our provision for income taxes and the recoverability of our deferred tax assets. Such determination is based on our historical taxable income, with consideration given to our estimates of future taxable income and the periods over which deferred tax assets will be recoverable. We record a valuation allowance against deferred tax assets to reduce the net carrying value to an amount that we believe is more likely than not to be realized. When we establish or reduce the valuation allowance against deferred tax assets, the provision for income taxes will increase or decrease, respectively, in the period such determination is made. At December 31, 2012 and June 30, 2012, we maintained a valuation allowance against the entire balance of our deferred tax assets, net of deferred tax liabilities.

Description of Business

The majority of our revenue is derived from designing, developing and manufacturing surgical devices for the medical device and dental industries and motion control software and hardware for industrial and scientific applications. The proportion of total sales by customer type is as follows:

	Three months ended December 31,				Six months ended December 31,
	2012		2011		2012		2011
	(Dollars in thousands)				(Dollars in thousands)
Customer type
Medical	$1,925	64%	$2,955	74%	$4,294	66%	$7,076	78%
Industrial	576	19%	772	19%	1,337	21%	1,415	16%
Dental	279	9%	209	5%	485	7%	414	5%
Government and other	227	8%	81	2%	352	6%	157	1%

Total sales	$3,007	100%	$4,017	100%	$6,468	100%	$9,062	100%

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

At December 31, 2012, we had a backlog of $8.9 million. We may experience variability in our new order bookings due to various reasons, including, but not limited to, the timing of major new product launches and customer planned inventory builds. However, we do not typically experience seasonal fluctuations in our shipments and revenues.

RESULTS OF OPERATIONS

Comparison of the three-months ended December 31, 2012 and 2011

The following table sets forth financial data and the percentage of net sales of our operating results:

	Three Months Ended December 31,
	2012		2011
	Dollars in thousands
Net sales	$3,007	100%	$4,017	100%
Cost of sales	1,974	66%	2,770	69%

Gross profit	1,033	34%	1,247	31%
Selling expenses	322	11%	369	9%
General and administrative expenses	627	21%	688	17%
Research and development costs	464	15%	508	13%

Loss from continuing operations before items below	(380)	-13%	(318)	-8%
Interest expense and other, net	—	—	(10)	—

Loss before provision for (benefit from) income taxes	(380)	-13%	(328)	-8%
Provision for (benefit from) income taxes	(16)	-1%	1	—

Loss from continuing operations	(364)	-12%	(329)	-8%
Income from discontinued operations	16	1%	37	1%

Net loss	$(348)	-11%	$(292)	-7%

Net sales for the three months ended December 31, 2012 decreased $1.0 million, or 25%, to $3.0 million from $4.0 million for the three months ended December 31, 2011. Medical device sales decreased $1.0 million, or 35%, due primarily to a decrease of $1.5 million in sales to our former largest medical device customer, which was partially offset by increased sales of $256,000 and $247,000 to our current largest medical device customer and other medical device customers, respectively. Excluding medical device sales, our Irvine and Beaverton locations generated a net increase in sales of $306,000 and a net decrease in sales of $285,000 respectively, during the three months ended December 31 2012 as compared to the same period in 2011.

Gross profit for the three months ended December 31, 2012 decreased $214,000, or 18%, compared to the corresponding period in 2011. Of this decrease, $433,000 related to the decrease in sales volume discussed above, offset by related reduced warranty expense of $194,000. As a percentage of sales, gross margin increased to 34% for the three months ended December 31, 2012 from 31% for the corresponding period in 2011, attributable primarily to the reduced warranty expense and increased manufacturing efficiencies, partially offset by unfavorable changes in product mix.

Selling expenses decreased $47,000, or 13%, to $322,000 for the three months ended December 31, 2012, from $369,000 for the corresponding period in 2011. This decrease is attributable primarily to decreases in advertising and market research expenses of $73,000, offset by an increase in compensation expenses of $28,000.

General and administrative expenses decreased $61,000, or 9%, to $627,000 for the three months ended December 31, 2012, from $688,000 for the corresponding period in 2011, due primarily to decreases in compensation expense of $97,000, offset by increases in legal expenses of $41,000 primarily incurred in connection with the contested election of directors for our 2012 annual meeting of shareholders and in connection with increased activity in protection of our intellectual property.

Research and development costs decreased $44,000, or 9%, to $464,000 for the three months ended December 31, 2012, from $508,000 for the three months ended December 31, 2011, due primarily to the utilization of engineering resources in contractual revenue-producing activities.

Net interest expense for the three months ended December 31, 2012 was nil, compared to $10,000 for the three months ended December 31, 2011. This decrease was due to the repayment, in September 2012, of the then-entire outstanding balance of the Company’s bank term loan.

The benefit from income taxes for the three months ended December 31, 2012 resulted primarily from benefits derived from the loss from continuing operations. The provision for income taxes for the three months ended December 31, 2011 consisted primarily of state franchise taxes. Effective tax rates in both periods were less than 1% due to our inability to fully recognize the benefits of federal and state loss carryforwards prior to their utilization. (See Note 7 of Notes to Condensed Consolidated Financial Statements contained elsewhere in this report.)

As a result of the foregoing, loss from continuing operations for the three months ended December 31, 2012 was $364,000, as compared to $329,000 for the three months ended December 31, 2011.

Comparison of the six-month periods ended December 31, 2012 and 2011

The following table sets forth financial data and the percentage of net sales of our operating results:

	For the six months ended December 31,
	2012		2011
	Dollars in thousands
Net sales	$6,468	100%	$9,062	100%
Cost of sales	4,199	65%	5,707	63%

Gross profit	2,269	35%	3,355	37%
Selling expenses	596	9%	743	8%
General and administrative expenses	1,234	19%	1,504	17%
Research and development costs	870	13%	1,069	12%

Income (loss) from continuing operations before items below	(431)	-6%	39	—
Net interest and other expense	(6)	—	(20)	—

Income (loss) before provision for (benefit from) income taxes	(437)	-6%	19	—
Provision for (benefit from) income taxes	(19)	—	2	—

Income (loss) from continuing operations	(418)	-6%	17	—
Income from discontinued operations	53	1%	137	2%

Net income (loss)	$(365)	-5%	$154	2%

Net sales for the six months ended December 31, 2012 decreased $2.6 million, or 29%, to $6.5 million from $9.1 million for the six months ended December 31, 2011. Contributing to this decrease was (a) a reduction, amounting to $3.8 million, in sales to our former largest medical device customer, offset by an increase, amounting to $531,000, in sales to our current largest medical device customer, (b) a net increase, amounting to $491,000, in sales to other medical device customers, and (c) a net increase, amounting to $188,000, in sales of other product lines.

For the six months ended December 31, 2012, gross profit decreased $1.1 million to $2.3 million, compared to $3.4 million for the corresponding period in 2011, due to the decrease in sales volume described above. As a percentage of sales, gross margin decreased to 35% for the six months ended December 31, 2012 from 37% for the corresponding period in 2011. This decrease resulted primarily from reduced manufacturing efficiencies and unfavorable changes in product mix, partially offset by a reduction in warranty costs.

Selling expenses decreased $147,000, or 20%, to $596,000 for the six months ended December 31, 2012, from $743,000 for the corresponding period in 2011. This decrease is attributable primarily to decreases in advertising and market research expenses of $132,000 and to travel and tradeshow expenses of $17,000 during the six months ended December 31, 2012 relative to the corresponding period in 2011.

General and administrative expenses decreased $270,000, or 18%, to $1,234,000 for the six months ended December 31, 2012, from $1,504,000 for the corresponding period in 2011, due primarily to decreases in 2012 related to employee training and compensation expenses of $236,000 and a decrease in legal expenses of $36,000 in the six-month period ended December 31, 2012 from the corresponding period in 2011.

Research and development costs, which include costs related to development of new products and enhancements to existing products, decreased $199,000, or 19%, to $870,000 for the six months ended December 31, 2012, from $1,069,000 for the six months ended December 31, 2011 due primarily to the utilization of engineering resources in contractual revenue-producing activities and reductions in employee compensation of $158,000 and $44,000, respectively.

Net interest expense for the six months ended December 31, 2012 was $6,000 compared to $20,000 for the six months ended December 31, 2011. This decrease was due to the repayment, in September 2012, of the then-entire outstanding balance of the Company’s bank term loan.

The benefit from income taxes for the six months ended December 31, 2012 resulted primarily from benefits derived from the loss from continuing operations. The provision for income taxes for the six months ended December 31, 2011 consisted primarily of state franchise taxes. Effective tax rates in both periods were less than 1% due to our inability to fully recognize the benefits of federal and state loss carryforwards prior to their utilization. (See Note 7 of Notes to Condensed Consolidated Financial Statements contained elsewhere in this report.)

As a result of the foregoing, loss from continuing operations for the six months ended December 31, 2012 was $418,000 as compared to income from continuing operations of $17,000 for the six months ended December 31, 2011.

Liquidity and Capital Resources

The following table presents selected financial information as of December 31, 2012 and June 30, 2012:

	December 31, 2012	June 30, 2012
Cash and cash equivalents	$2,549,000	$4,112,000
Working capital	$6,614,000	$6,618,000
Cash and cash equivalents, net of bank debt	$2,549,000	$3,338,000

Net cash used in operating activities during the six months ended December 31, 2012 amounted to $791,000. Our operations, excluding the balance sheet changes discussed below in this paragraph, used cash amounting to $5,000. Uses of cash arose primarily from (a) a build-up of inventory of $724,000 related primarily to the purchase of components required to fulfill firm customer purchase orders in backlog as well as repair and warranty orders, and to build our stock of components related to certain of our products with the objective of shortening lead times when forecasted purchase orders are received, (b) a reduction from June 30, 2012 in accounts payable and accrued liabilities aggregating $476,000, and (c) an increase of $65,000 in prepaid expenses, primarily relating to annual insurance policy renewals in October 2012. Partially offsetting these cash uses were (a) a decrease in accounts receivable and other current receivables of $440,000, due primarily to the lower sales volume, and (b) a reduction in income taxes receivable of $39,000, representing a refund of taxes paid in the prior year.

Net cash used in investing activities for the six months ended December 31, 2012 and 2011 was $48,000 and $237,000, respectively, and consisted primarily of capital expenditures for manufacturing equipment.

Net cash used in financing activities for the six months ended December 31, 2012 was $724,000 as compared to $179,000 in the corresponding 2011 period. This increase reflects our payment, in September 2012, of the remaining balance due, amounting to $685,000, on the Union Bank term loan, fully retiring such indebtedness (see Note 5 of Notes to Condensed Consolidated Financial Statements contained elsewhere in this report and our discussion under the caption “Changes in Bank Debt and Credit Facilities” below).

We believe that existing cash balances and cash flows from operations will be sufficient to fund operations for the next twelve months.

Reduction in Large Customer Orders

In December 2009, our then-largest customer informed us that it was in the process of developing, and planned to eventually manufacture, its own surgical devices that were functionally comparable to the products we provided to the customer at that time. We had been the exclusive manufacturer of these products since they were developed. The resulting reduction in orders from our former largest customer and its expected future impact on our business is more fully described in Note 9 of Notes to Condensed Consolidated Financial Statements contained elsewhere in this report.

We continue to implement the steps of a strategic plan in response the loss of the customer, the objectives of which are to identify and capture additional revenue opportunities and concurrently reduce operating costs not critical to revenue growth. There can be no assurance, however, as to either the timing or success of achieving these objectives, which, during any period not achieved, could cause us to experience a prolonged material and adverse impact on our business.

Changes in Bank Debt and Credit Facilities

As more fully described in Note 5 of Notes to Condensed Consolidated Financial Statements contained elsewhere in this report, on February 4, 2011, we entered into a credit facility agreement with Union Bank that provided for (a) a revolving credit line of up to $1.5 million, (b) a non-revolving credit line of up to $350,000 for the purchase of equipment, and (c) a term loan of $1.25 million.

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

As a result of the foregoing, we no longer have a credit facility with a financial institution. Should we be unable to achieve anticipated cash flows from operations, we may be required to seek new financing. However, there is no assurance that such financing will be available on acceptable terms, if at all.

Reduction in Directors’ Compensation

At its 2012 Annual Meeting held on January 17, 2013 our shareholders elected four new members to our Board of Directors. At a meeting of the newly constituted Board on February 4, 2013, three of those newly elected directors, Messrs. Swenson, Cabillot and Farrell, each opted to waive, through the date of our 2013 Annual Meeting of Shareholders, (a) receipt of stock options they were otherwise entitled to receive under the provisions of our directors’ compensation plan, and (b) any cash retainers or meeting fees they were otherwise entitled to receive under the provisions of our directors’ compensation plan in excess of $200 per meeting and $2,000 per year. (See Note 10 of Notes to Condensed Consolidated Financial Statements.)

Assuming their continued service as directors through the date of the 2013 Annual Meeting of Shareholders, we believe the revised director compensation agreed to by Messrs. Swenson, Cabillot and Farrell will result in (a) reduced non-cash compensation expense in the six-month period ending June 30, 2013 of approximately $55,000 as a result of the foregone options, and (b) reduced cash compensation expense of approximately $70,000 through the remainder of calendar year 2013, relative to what such expenses would have been without the waivers.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer (the principal executive officer and principal financial officer, respectively) conducted an evaluation of the design and operation of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation as of December 31, 2012, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

During the three months ended December 31, 2012, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

In February 2011, we became aware of a report entitled “Site Discovery Report, Southeast Santa Ana Project DTSC – Cypress Region,” dated February 2010 (the “Report”), that was prepared by the Cypress regional office of the Cal/EPA Department of Toxic Substances Control (“DTSC”) for Region 9 of the U.S. Environmental Protection Agency (“USEPA”) under an agreement between the two agencies. The purpose of the Report was to identify sites within an area of southeast Santa Ana, California that may be sources of groundwater contamination previously detected in that area. The Report identified 25 sites, including our former Santa Ana site, for further screening by DTSC staff. DTSC has informed us that no further evaluation of our former site has taken place subsequent to the Report’s issuance, and that no such evaluation is planned for fiscal year 2013. It is uncertain whether future developments, if any, from DTSC’s screening process would have any application to our former site.

In general, we are from time to time a party to various legal proceedings incidental to our business, none of which we consider may be material. There can be no certainty, however, that we may not ultimately incur liability or that such liability will not be material and adverse.

Item 1A.	Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K, as amended, for our fiscal year ended June 30, 2012 and in our subsequent quarterly reports on Form 10-Q. The risks discussed in our Annual Report on Form 10-K, as amended, and in our subsequent quarterly reports on Form 10-Q could materially affect our business, financial condition and future results. The risks described in our Annual Report on Form 10-K, as amended, and in our subsequent quarterly reports on Form 10-Q are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibits:

10.1*	Waiver of Director Compensation of Nick Swenson, dated February 4, 2013.

10.2*	Waiver of Director Compensation of Ray Cabillot, dated February 4, 2013.

10.3*	Waiver of Director Compensation of William Farrell, dated February 4, 2013.

31.1	Certification of Chief Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

*	Denotes management contract or compensatory arrangement required to be filed as an exhibit to the Form 10-Q.
**	Pursuant to applicable securities laws and regulations, the Company is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Company has made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 13, 2013	Date: February 13, 2013

PRO-DEX INC.	PRO-DEX INC.
By: / s / Michael J. Berthelot	By: / s / Harold A. Hurwitz

Michael J. Berthelot	Harold A. Hurwitz
Chief Executive Officer (Principal Executive Officer)	Secretary and Chief Financial Officer (Principal Financial and Accounting Officer)