Form 10-Q
period 2013-03-31
PRO DEX INC
filed 2013-05-13
CIK 788920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2013

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

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock outstanding as of the latest practicable date: 3,360,684 shares of Common Stock, no par value, as of May 1, 2013.

\

INDEX

Pro-Dex, Inc.

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements

PRO-DEX, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 31, 2013	June 30, 2012
ASSETS
Current assets:
Cash	$2,039,000	$4,112,000
Accounts receivable, net of allowance for doubtful accounts of $21,000 at March 31, 2013 and $16,000 at June 30, 2012	1,577,000	1,581,000
Other current receivables	36,000	123,000
Inventories	3,746,000	2,791,000
Prepaid expenses	207,000	172,000
Income taxes receivable	564,000	609,000
Deferred income taxes	109,000	109,000
Total current assets	8,278,000	9,497,000
Property, plant, equipment and leasehold improvements, net	2,187,000	2,539,000
Real estate held for sale	733,000	733,000
Other assets	53,000	53,000
Total assets	$11,251,000	$12,822,000
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$981,000	$633,000
Accrued expenses	1,218,000	1,425,000
Income taxes payable	48,000	47,000
Bank term loan	—	774,000
Capital leases	5,000	—
Total current liabilities	2,252,000	2,879,000
Non-current liabilities:
Deferred income taxes	109,000	109,000
Deferred rent	277,000	284,000
Capital leases	17,000	—
Total non-current liabilities	403,000	393,000
Total liabilities	2,655,000	3,272,000
Commitments and contingencies
Shareholders’ equity:
Common shares; no par value; 50,000,000 shares authorized; 3,340,684 and 3,272,350 shares issued and outstanding at March 31, 2013 and June 30, 2012, respectively	17,004,000	16,846,000
Accumulated deficit	(8,408,000)	(7,296,000)
Total shareholders’ equity	8,596,000	9,550,000
Total liabilities and shareholders’ equity	$11,251,000	$12,822,000

See notes to condensed consolidated financial statements.

PRO-DEX, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Months Ended March 31,
	2013	2012
Net sales	$3,060,000	$4,539,000
Cost of sales	2,177,000	3,336,000
Gross profit	883,000	1,203,000
Operating expenses:
Selling expenses	311,000	450,000
General and administrative expenses	853,000	973,000
Research and development costs	490,000	486,000
Total operating expenses	1,654,000	1,909,000
Loss from continuing operations before items below	(771,000)	(706,000)
Other expense:
Interest expense	(2,000)	(8,000)
Total other expense	(2,000)	(8,000)
Loss from continuing operations before benefit from income taxes	(773,000)	(714,000)
Benefit from income taxes	(8,000)	(167,000)
Loss from continuing operations	(765,000)	(547,000)
Income from discontinued operations, net of provision for income taxes of $14,000 in 2013 and benefit from income taxes of $269,000 in 2012	18,000	60,000
Net loss	$(747,000)	$(487,000)
Per share data (basic and diluted):
Loss from continuing operations	$(0.23)	$(0.17)
Income from discontinued operations	$0.01	$0.02
Net loss	$(0.22)	$(0.15)
Weighted average shares outstanding	3,340,684	3,272,350

See notes to condensed consolidated financial statements.

PRO-DEX, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the Nine Months Ended March 31,
	2013	2012
Net sales	$9,527,000	$13,601,000
Cost of sales	6,376,000	9,043,000
Gross profit	3,151,000	4,558,000
Operating expenses:
Selling expenses	907,000	1,192,000
General and administrative expenses	2,087,000	2,477,000
Research and development costs	1,360,000	1,555,000
Total operating expenses	4,354,000	5,224,000
Loss from continuing operations before items below	(1,203,000)	(666,000)
Other expense:
Interest expense	(8,000)	(28,000)
Total other expense	(8,000)	(28,000)
Loss from continuing operations before benefit from income taxes	(1,211,000)	(694,000)
Benefit from income taxes	(27,000)	(165,000)
Loss from continuing operations	(1,184,000)	(529,000)
Income from discontinued operations, net of provision for income taxes of $39,000 in 2013 and benefit from income taxes of $269,000 in 2012	72,000	197,000
Net loss	$(1,112,000)	$(332,000)
Per share data (basic and diluted):
Loss from continuing operations	$(0.36)	$(0.16)
Income from discontinued operations	$0.02	$0.06
Net loss	$(0.34)	$(0.10)
Weighted average shares outstanding	3,312,946	3,272,350

 See notes to condensed consolidated financial statements.

PRO-DEX, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Nine Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(1,112,000)	$(332,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	443,000	493,000
Allowance for doubtful accounts	5,000	7,000
Share-based compensation	107,000	73,000
Changes in:
Accounts receivable and other current receivables	86,000	817,000
Inventories	(955,000)	644,000
Prepaid expenses	(35,000)	(48,000)
Other assets	—	8,000
Accounts payable and accrued expenses	134,000	(555,000)
Income taxes receivable and payable	46,000	(486,000)
Net cash provided by (used in) operating activities	(1,281,000)	621,000
Cash flows from investing activities:
Purchases of equipment	(68,000)	(245,000)
Proceeds from sale of equipment	—	82,000
Net cash used in investing activities	(68,000)	(163,000)
Cash flows from financing activities:
Proceeds from exercise of stock options	50,000	—
Principal payments on term loan	(774,000)	(268,000)
Net cash used in financing activities	(724,000)	(268,000)
Net increase (decrease) in cash	(2,073,000)	190,000
Cash, beginning of period	4,112,000	4,689,000
Cash, end of period	$2,039,000	$4,879,000
Supplemental Information
Cash payments for interest	$10,000	$25,000
Cash payments for income taxes	$5,000	$54,000
Supplemental Non-Cash Information
In February 2013 the Company entered into a capital lease agreement for the acquisition of equipment having a cost of $22,000.

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

Recent Accounting Standards

In February 2013, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income,” that requires entities to disclose either on the face of, or in the notes to, the financial statements the effects of reclassifications out of Accumulated Other Comprehensive Income (“AOCI”). For items reclassified out of AOCI and into net income in their entirety, entities must disclose the effect of the reclassification on each affected net income item. For items that are not reclassified in their entirety into net income, entities must provide a cross reference to other required GAAP disclosures. This ASU does not change the items currently reported in other comprehensive income and is effective for annual reporting periods beginning after December 15, 2012 and interim periods within those years. The adoption of these provisions did not have a material impact on the consolidated financial statements of the Company.

Reclassification

In 2013, we reclassified certain intercompany transactions so as to include them with discontinued operations to which they were related.  The 2012 amounts related to such intercompany transactions have been reclassified to conform to the 2013 presentation in the accompanying condensed consolidated statements of operations.

NOTE 2. INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

	March 31, 2013	June 30, 2012
Raw materials	$1,408,000	$1,087,000
Work in process	986,000	579,000
Sub-assemblies / Finished components	1,106,000	895,000
Finished goods	246,000	230,000
Total inventories	$3,746,000	$2,791,000

NOTE 3. WARRANTY

The warranty accrual is based on historical costs of warranty repairs and expected future identifiable warranty expenses, and is included in accrued expenses in the accompanying consolidated balance sheets. As of March 31, 2013 and June 30, 2012, the warranty reserve related to continuing operations amounted to $399,000 and $526,000, respectively. Warranty expenses are included in cost of sales in the accompanying consolidated statements of operations. Changes in estimates to previously established warranty accruals result from current period updates to assumptions regarding repair costs and warranty return rates, and are included in current period warranty expense. Total warranty expense from continuing operations for the three months ended March 31, 2013 and 2012 was $127,000 and $26,000, respectively, and for the nine months ended March 31, 2013 and 2012 was $252,000 and $444,000, respectively.

Information regarding the accrual for warranty costs relating to continuing operations for the three and nine months ended March 31, 2013 and 2012 are as follows:

	Three Months Ended March 31,
	2013	2012
Balances, beginning of period	$361,000	$695,000
Accruals during the period	107,000	69,000
Changes in estimates of prior period accruals	20,000	(43,000)
Warranty expenditures	(89,000)	(122,000)
Balances, end of period	$399,000	$599,000

	Nine Months Ended March 31,
	2013	2012
Balances, beginning of period	$526,000	$688,000
Accruals during the period	261,000	340,000
Changes in estimates of prior period accruals	(9,000)	104,000
Warranty expenditures	(379,000)	(533,000)
Balances, end of period	$399,000	$599,000

The changes in estimates recorded during the three and nine months ended March 31, 2013 and 2012 were due primarily to fluctuations in per-unit warranty repair costs and return rates and the effects of those fluctuations on our estimates of future warranty repair costs.

In 2013, we reclassified certain amounts, previously classified as warranty costs, to a classification as out-of-warranty repair costs.  The 2012 amounts appearing in the tables above have been reclassified to conform to the 2013 presentation. Such reclassifications had no effect on the accompanying condensed consolidated statements of operations.

NOTE 4. NET LOSS PER SHARE

The difference in the weighted average shares outstanding used in the calculation of basic and diluted net loss per share for the three and nine months ended March 31, 2013 and 2012 is as follows:

	Three Months Ended March 31,
	2013	2012
Numerators for basic and diluted per share data:
Loss from continuing operations	$(765,000)	$(547,000)
Income from discontinued operations	18,000	60,000
Net loss	$(747,000)	$(487,000)
Denominators for basic and diluted per share data:
Basic:
Weighted average common shares outstanding	3,340,684	3,272,350
Shares used in the computation of basic per share data	3,340,684	3,272,350
Diluted:
Shares used in the computation of basic per share data	3,340,684	3,272,350
Net shares assumed issued using the treasury stock method for outstanding common stock options	—	—
Shares used in the computation of diluted per share data	3,340,684	3,272,350
Basic and diluted per share data:
Loss from continuing operations	$(0.23)	$(0.17)
Income from discontinued operations	0.01	0.02
Net loss	$(0.22)	$(0.15)

	Nine Months Ended March 31,
	2013	2012
Numerators for basic and diluted per share data:
Loss from continuing operations	$(1,184,000)	$(529,000)
Income from discontinued operations	72,000	197,000
Net loss	$(1,112,000)	$(332,000)
Denominators for basic and diluted per share data:
Basic:
Weighted average common shares outstanding	3,312,946	3,272,350
Shares used in the computation of basic per share data	3,312,946	3,272,350
Diluted:
Shares used in the computation of basic per share data	3,312,946	3,272,350
Net shares assumed issued using the treasury stock method for outstanding common stock options	—	—
Shares used in the computation of diluted per share data	3,312,946	3,272,350
Basic and diluted per share data:
Loss from continuing operations	$(0.36)	$(0.16)
Income from discontinued operations	0.02	0.06
Net loss	$(0.34)	$(0.10)

Potentially dilutive securities, consisting of options to purchase shares of our common stock as described in Note 8, are not included in the calculation of diluted loss per share due to their anti-dilutive effect.

NOTE 5. BANK DEBT

On February 4, 2011, we entered into a credit facility agreement with Union Bank, N.A. that provided for the following:

●	A revolving credit line of up to $1.5 million in borrowing availability, under which no amounts were borrowed;

●	A non-revolving credit line of up to $350,000 in borrowing availability for the purchase of equipment, which expired unused on February 4, 2012; and

●	A term loan of $1.25 million, the outstanding balance of which, amounting to $685,000, was repaid in full on September 24, 2012, as discussed further below.

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

NOTE 6. DISCONTINUED OPERATIONS AND REAL ESTATE HELD FOR SALE

Sale of Product Line

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

Under the terms of the APA, we may also receive earnout payments based on revenues generated from the sale of (i) Astromec products and (ii) MTI products to Astromec prospects (defined in the APA) (collectively, the “Earnout Sales Base”). Such earnout payments, if and when earned, will be paid by MTI to us within 30 days following the end of each of our fiscal quarters during the three years subsequent to the Closing Date, and will amount to 6%, 4% and 2% of the Earnout Sales Base in the first, second and third such years, respectively. The earnout payments will be recognized in the quarter in which we become entitled to receive them. For the three and nine months ended March 31, 2013, we recognized income from earnout payments of $43,000 and $135,000, respectively, of which $43,000 was included in accounts receivables in the accompanying March 31, 2013 consolidated balance sheet and was received in April 2013. An aggregate of $200,000 in income from earnout payments has been recognized during the period from the Closing Date through March 31, 2013.

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

	Three Months Ended March 31,
	2013	2012
Revenues	$43,000	$513,000
Income (loss) before provision for (benefit from) income taxes	$33,000	$(209,000)

	Nine Months Ended March 31,
	2013	2012
Revenues	$135,000	$2,389,000
Income (loss) before provision for (benefit from) income taxes	$111,000	$(72,000)

Information regarding Astromec assets and liabilities included in the accompanying consolidated balance sheets is as follows:

	March 31, 2013	June 30, 2012
Accounts receivable	$43,000	$45,000
Other assets	$10,000	$—
Accounts payable	$26,000	$3,000
Accrued expenses	$5,000	$25,000

Real Estate Held For Sale

In addition, as a result of the sale of the Astromec product line, we listed for sale the land and building constituting the facility we own in Carson City, Nevada, which are presented as real estate held for sale in the accompanying March 31, 2013 and June 30, 2012 consolidated balance sheets with an aggregate carrying amount of $733,000. We have evaluated the aggregate carrying amount of the land and building in relation to their aggregate estimated fair value less cost to sell, and have determined that an adjustment to such carrying amount was not required.

On April 22, 2013, we entered into a Purchase Agreement (the “Agreement”) with Aesthetic and Reconstructive Technologies, Inc., a Nevada corporation (“AART”), whereby we have agreed to sell the Carson City facility described above.

The purchase price for the Carson City facility is $980,000, of which $15,000 has been funded by AART into escrow as an initial deposit, with an additional $80,000 deposit payable by AART into escrow prior to the expiration of AART’s 60-day due diligence period (described below).  The balance of the purchase price, in the amount of $885,000, is payable by AART at closing.

The Agreement affords AART a 60-day due diligence period (ending on June 21, 2013) with respect to the Carson City facility.  If AART does not terminate the Agreement during its due diligence period, its $15,000 and $80,000 deposits become nonrefundable unless the Agreement does not close due to AART’s failure to obtain financing, a breach by us or a failure of one of the closing conditions.

The Agreement contains customary representations, warranties and covenants by AART and us, and is subject to customary closing conditions, including completion of due diligence to the satisfaction of AART. Subject to the foregoing, the Agreement provides for the closing to occur on or before July 8, 2013. Until the consummation of the closing, there can be no assurance that the Carson City facility will be sold.

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

Significant management judgment is required in determining our provision for income taxes and the recoverability of our deferred tax assets. Such determination is based primarily on our historical taxable income or loss, with some consideration given to our estimates of future taxable income or loss by jurisdictions in which we operate and the period over which our deferred tax assets would be recoverable. Due to cumulative taxable losses during the past three years, we maintained a valuation allowance of $2.6 million against our deferred tax assets as of June 30, 2012.

As of March 31, 2013, the valuation allowance against our deferred tax assets is approximately $3.1 million. The change in valuation allowance is primarily the result of not recognizing the carryforward benefit of the current period loss.

As of March 31, 2013, we have accrued $339,000 of unrecognized tax benefits related to federal and state income tax matters. The amount that would reduce the Company’s income tax expense if recognized and result in a corresponding decrease in the Company’s effective tax rate is $47,000.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at July 1, 2012	$313,000
Additions based on tax positions related to the current year	25,000
Additions for tax positions of prior years	7,000
Reductions for tax positions of prior years	(6,000)
Balance at March 31, 2013	$339,000

We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense when applicable. As of March 31, 2013 no interest or penalties applicable to our unrecognized tax benefits have been accrued since we have sufficient tax attributes available to fully offset any potential assessment of additional tax.

Pro-Dex and its subsidiaries are subject to U.S. federal income tax, as well as income tax of multiple state tax jurisdictions. We are currently open to audit under the statute of limitations by the Internal Revenue Service for the years ended June 30, 2010 and later. Our state income tax returns are open to audit under the statute of limitations for the years ended June 30, 2009 and later. We do not anticipate a significant change to the total amount of unrecognized tax benefits within the next 12 months.

NOTE 8. SHARE-BASED COMPENSATION

We have two equity compensation plans, the Second Amended and Restated 2004 Stock Option Plan (the “Employees Stock Option Plan”) and the Amended and Restated 2004 Directors Stock Option Plan (the “Directors Stock Option Plan”) (collectively, the “Stock Option Plans”), pursuant to which (i) options to purchase shares of common stock, or (ii) restricted shares of common stock, may be granted up to an aggregate amount of 1,333,333 common shares, with 1,066,667 and 266,666 shares distributed between the Employees Stock Option Plan and the Directors Stock Option Plan, respectively. The Stock Option Plans are substantially similar, providing for a strike price equal to the closing price for a share of our common stock as of the last business day immediately prior to the grant date, vesting periods (as determined by the Board for the Employees Stock Option Plan and six months for the Directors Stock Option Plan), and terms of up to ten years, subject to forfeit 30 days after the holder ceases to be an employee or 90 days after the holder ceases to be director, as the case may be. At March 31, 2013, 419,966 and 56,667 shares under the Employees Stock Option Plan and the Directors Stock Option Plan, respectively, are available to grant in future years. Share-based compensation expense under the Stock Option Plans for the three months ended March 31, 2013 and 2012 was $42,000 and $40,000, respectively, and for the nine months ended March 31, 2013 and 2012 was $107,000 and $73,000, respectively.

Stock Options

The following assumptions were used in the calculation of share-based compensation expense for options granted during the three months ended March 31, 2013 (no options were granted during the three months ended March 31, 2012), and the nine months ended March 31, 2013 and 2012:

Three Months Ended March 31, 2013
Dividend rate	None
Price volatility	92%
Risk-free interest rate	0.8%
Expected life	5.2 years

	Nine Months Ended March 31,
	2013	2012
Dividend rate	None	None
Price volatility	89%	62%
Risk-free interest rate	0.86%	1.0%-1.3%
Expected life	5.7 years	6.0 years

As of March 31, 2013, there was an aggregate of $114,000 of unrecognized compensation cost under the Stock Option Plans related to 130,000 non-vested outstanding stock options with a per share weighted average value of $1.27. The unrecognized expense is anticipated to be recognized on a straight-line basis over a weighted average period of 1.6 years. Following is a summary of stock option activity for the nine months ended March 31, 2013 and 2012:

	2013		2012
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of period	591,672	$2.48	320,842	$2.71
Granted	60,000	1.90	205,000	2.04
Exercised	(33,334)	1.50	—	—
Forfeited	(213,334)	2.35	(47,502)	2.43
Outstanding at end of period	405,004	$2.34	478,340	$2.67
Exercisable at end of period	274,726	$2.88	278,062	$3.15
Weighted-average fair value per option granted during the period		$1.34		$1.16

Following is a summary of information regarding options outstanding and options exercisable at March 31, 2013:

	Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding	Average Contractual Life	Average Exercise Price	Aggregate Intrinsic Value	Number Outstanding	Average Remaining Contractual Life	Average Exercise Price	Aggregate Intrinsic Value
$1.35 to $3.48	340,000	8.3 years	$1.97	$58,350	209,722	8.0 years	$2.03	$26,669
$3.49 to $5.62	50,003	3.0 years	4.81	$—	50,003	3.0 years	4.81	$—
$5.63 to $7.76	10,001	2.5 years	7.34	$—	10,001	2.5 years	7.34	$—
$7.77 to $9.90	5,000	2.3 years	9.90	$—	5,000	2.3 years	9.9	$—
Total	405,004	6.9 years	$2.34	$58,350	274,726	6.8 years	$2.88	$26,669

Restricted Stock

The following is a summary of restricted share activity for the nine months ended March 31, 2013:

	Shares	Weighted- Average Grant Date Fair Value
Outstanding at beginning of year	—	—
Granted	35,000	$1.73
Vested	—	—
Forfeited	—	—
Outstanding at end of period	35,000	$1.73

As of March 31, 2013, there was $39,000 in unrecognized compensation cost related to non-vested outstanding restricted shares. The unrecognized expense is anticipated to be amortized over the next 2.5 years.

There was no restricted share activity during the nine months ended March 31, 2012, nor were any restricted shares outstanding during the period.

NOTE 9. MAJOR CUSTOMERS

Information with respect to two customers who accounted for sales in excess of 10% of our total sales in any of the three or nine month periods ended March 31, 2013 or 2012 is as follows:

	As of and for the Three Months Ended March 31,
	2013				2012
	Sales	Percent of Total	Accounts Receivable	Percent of Total	Sales	Percent of Total	Accounts Receivable	Percent of Total
Customer 1	$82,000	3%	$—	—%	$1,811,000	40%	$630,000	40%
Customer 2	$1,759,000	58%	$946,000	59%	$1,467,000	32%	$531,000	34%

	As of and for the Nine Months Ended March 31,
	2013				2012
	Sales	Percent of Total	Accounts Receivable	Percent of Total	Sales	Percent of Total	Accounts Receivable	Percent of Total
Customer 1	$572,000	6%	$—	—%	$6,106,000	45%	$630,000	40%
Customer 2	$4,830,000	51%	$946,000	59%	$4,008,000	29%	$531,000	34%

In December 2009, Customer 1 (the “Customer”), our then-largest customer, informed us that it was in the process of developing, and planned to eventually manufacture, its own surgical devices that were functionally comparable to the products the Company provided to the Customer at that time. Pro-Dex had been the exclusive manufacturer of these products since they were developed. Through May 2012, we provided the Customer with two products (“Product A” and “Product B”) and we continue to provide repair services for both products. Sales for each of these categories for the three and nine months ended March 31, 2013 and 2012 were as follows:

	Three Months Ended March 31,
	2013	2012
Product A	$—	$470,000
Product B	—	744,000
Repairs	82,000	597,000
Total	$82,000	$1,811,000

	Nine Months Ended March 31,
	2013	2012
Product A	$—	$1,420,000
Product B	—	3,276,000
Repairs	572,000	1,410,000
Total	$572,000	$6,106,000

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

NOTE 10. COMMITMENTS AND CONTINGENCIES

Change in Composition of our Board of Directors

In June 2012, AO Partners Group, whose members then owned approximately 22% of our outstanding common stock, nominated a slate of three director nominees, Messrs. Nicholas J. Swenson, Raymond E. Cabillot and William J. Farrell III, (the “AO Nominees”) to run in opposition to the slate of five director nominees placed into nomination by our then-incumbent Board of Directors (the “Pro-Dex Nominees”). At its January 17, 2013 Annual Meeting, our shareholders elected the three AO Nominees and two Pro-Dex Nominees, Messrs. William L. Healey (an incumbent member of our Board of Directors) and David C. Hovda, to fill the five seats on our new Board of Directors. As a result, the new Board of Directors is composed of four new members and one continuing member. At its February 4, 2013 meeting, the Board of Directors elected Mr. Swenson as Chairman, Mr. Cabillot as Chair of the Compensation Committee and the Nominating and Governance Committee, and Mr. Hovda as Chair of the Audit Committee.

The degree of change in composition of our Board as described above constitutes a “change of control” as that term is defined in existing change of control agreements we previously entered into with members of senior management (“Change of Control Agreements”) and as defined in our Stock Option Plans. The impact on the accompanying financial statements of the change of control as defined in these instruments and the remaining potential effects of the change of control are as follows:

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

As discussed further below, on February 25, 2013, Michael J. Berthelot, the Company’s Chief Executive Officer and President, was separated from the Company. In connection with the separation, Mr. Berthelot was paid, among other items, $165,423 as contemplated by his Change of Control Agreement.  Also on that date, Harold A. Hurwitz began service as the Company’s Chief Executive Officer and President. Mr. Hurwitz had been the Company’s Chief Financial Officer and continues to serve in such capacity concurrent with his service as the Company’s Chief Executive Officer and President.

After giving effect to our payment to Mr. Berthelot under his Change of Control Agreement as described above, we have remaining Change of Control Agreements with five members of senior management, who could be entitled to benefits under such Agreements in the event of termination under the conditions described above and whose annual base compensation aggregates $900,000.

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

Board Compensation

From July 1, 2010 until May 2, 2013, the compensation plan for non-employee directors (the “2010 Plan”) of the Board provided for the following:

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

On February 4, 2013, Messrs. Swenson, Cabillot and Farrell each opted to waive (a) receipt of stock options they were otherwise entitled to receive upon their election to the Board at the January 17, 2013 Annual Meeting of our shareholders, and (b) any cash retainers or meeting fees in excess of $200 per meeting and $2,000 per year.

At its meeting on May 2, 2013, our Board replaced the 2010 Plan with the 2013 Directors’ Compensation Plan (the "2013 Plan") that provides for the following:

•	Fees of $200 for participation in Board or Committee meetings, to a maximum of $2,000 per fiscal year;

•	An annual retainer of $23,000 for the Audit Committee Chair (which may be modified in compensating any future Audit Committee Chair)

The 2013 Plan has no provision for (a) retainers other than that described above, or (b) grants of options to purchase shares of our common stock.

Change in Chief Executive Officer

In connection with Mr. Berthelot’s separation of employment, as described above, the Company and Mr. Berthelot entered into a Separation Agreement and General Release of All Claims (“Separation Agreement”) concerning the conclusion of Mr. Berthelot’s employment services with the Company. Under the terms of the Separation Agreement, Mr. Berthelot was paid all unpaid base salary and unreimbursed business expenses for the period through February 25, 2013, plus his prorated portion under the Company’s Long Term Incentive Plan in the amount of $1,971, in addition to the $165,423 under the terms of the Change of Control Agreement described above and as additional consideration for the release of claims under the terms of the Separation Agreement.  In addition, as a result of Mr. Berthelot’s separation, the option to purchase 200,000 shares of the Company’s common stock, issued to Mr. Berthelot in May 2012 pursuant to his appointment as the Company’s Chief Executive Officer, expired as unvested and unexercised.

In connection with Mr. Hurwitz’s appointment as Chief Executive Officer and President (in addition to his existing duties as Chief Financial Officer) as described above, Mr. Hurwitz’s base compensation was increased to an annualized rate of $225,000.  All other terms of Mr. Hurwitz’s employment remained unchanged.

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

NOTE 12. SUBSEQUENT EVENTS

We have evaluated events or transactions that occurred after the balance sheet date of March 31, 2013 and have identified no such events or transactions which required adjustment to, or disclosure in, these Condensed Consolidated Financial Statements other than as presented in such financial statements and the Notes thereto, including Note 6, “Discontinued Operations and Real Estate Held For Sale,” and Note 10, “Commitments and Contingencies.”

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

COMPANY OVERVIEW

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of the results of operations and financial condition of Pro-Dex, Inc. (“Company”, “Pro-Dex”, “we”, “our” or “us”) for the three and nine-month periods ended March 31, 2013 and 2012. This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and the Notes thereto included elsewhere in this report. This report contains certain forward-looking statements and information. The cautionary statements included herein should be read as being applicable to all related forward-looking statements wherever they may appear. Our actual future results could differ materially from those discussed herein.

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

The determination of fair value using the Black-Scholes model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables, including expected stock price volatility, risk-free interest rate, expected dividends and projected stock option exercise behavior. We currently estimate stock price volatility based upon historical activity, with future volatility expected to approximate past volatility. The expected time to exercise is based on a simplified model of the vesting term of the option plus one-half the option life.

Income Taxes

We recognize deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of our assets and liabilities along with net operating loss and tax credit carryovers. Deferred tax assets at March 31, 2013 and June 30, 2012 consisted primarily of net operating loss and research and development tax credit carryovers, as well as basis differences related to intangible assets, accrued expenses and inventories.

Significant management judgment is required in determining our provision for income taxes and the recoverability of our deferred tax assets. Such determination is based on our historical taxable income or loss, with consideration given to our estimates of future taxable income or loss and the periods over which deferred tax assets will be recoverable. We record a valuation allowance against deferred tax assets to reduce the net carrying value to an amount that we believe is more likely than not to be realized. When we establish or reduce the valuation allowance against deferred tax assets, the provision for income taxes will increase or decrease, respectively, in the period such determination is made. At March 31, 2013 and June 30, 2012, we maintained a valuation allowance against the entire balance of our deferred tax assets, net of deferred tax liabilities.

Description of Business

The majority of our revenue is derived from designing, developing and manufacturing surgical devices for the medical device and dental industries and motion control software and hardware for industrial and scientific applications. The proportion of total sales by customer type is as follows:

	Three Months Ended March 31,				Nine Months Ended March 31,
	2013		2012		2013		2012
	(Dollars in thousands)				(Dollars in thousands)
Customer type
Medical	$2,044	67%	$3,463	76%	$6,338	67%	$10,539	78%
Industrial	628	21%	683	15%	1,965	21%	2,098	15%
Dental	304	10%	290	7%	788	8%	704	5%
Government and other	84	2%	103	2%	436	4%	260	2%
Total sales	$3,060	100%	$4,539	100%	$9,527	100%	$13,601	100%

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

At March 31, 2013, we had a backlog of $6.8 million. We may experience variability in our new order bookings due to various reasons, including, but not limited to, the timing of major new product launches and customer planned inventory builds. However, we do not typically experience seasonal fluctuations in our shipments and revenues.

RESULTS OF OPERATIONS

Comparison of the three-months ended March 31, 2013 and 2012

The following table sets forth financial data and the percentage of net sales of our operating results:

	Three Months Ended March 31,
	2013		2012
	Dollars in thousands
Net sales	$3,060	100%	$4,539	100%
Cost of sales	2,177	71%	3,336	73%
Gross profit	883	29%	1,203	27%
Selling expenses	311	10%	450	10%
General and administrative expenses	853	28%	973	22%
Research and development costs	490	16%	486	11%
Loss from continuing operations before items below	(771)	-25%	(706)	-16%
Interest expense and other, net	(2)	—	(8)	—
Loss before benefit from income taxes	(773)	-25%	(714)	-16%
Benefit from income taxes	(8)	—%	(167)	4%
Loss from continuing operations	(765)	-25%	(547)	-12%
Income from discontinued operations	18	1%	60	1%
Net loss	$(747)	-24%	$(487)	-11%

Net sales for the three months ended March 31, 2013 decreased $1.5 million, or 33%, to $3.1 million from $4.5 million for the three months ended March 31, 2012. Medical device sales decreased $1.4 million, or 41%, due primarily to a decrease of $1.7 million in sales to our former largest medical device customer, which was partially offset by increased sales of $292,000 to our current largest medical device customer.

Gross profit for the three months ended March 31, 2013 decreased $320,000, or 27%, compared to the corresponding period in 2012. Of this decrease, $560,000 related to the decrease in sales volume discussed above, and $101,000 related to increased warranty expense, partially offset by $301,000 attributable to improved manufacturing efficiencies. As a percentage of sales, gross margin increased to 29% for the three months ended March 31, 2013 from 27% for the corresponding period in 2012, attributable to the increased manufacturing efficiencies, partially offset by the increased warranty expense.

Selling expenses decreased $139,000, or 31%, to $311,000 for the three months ended March 31, 2013, from $450,000 for the corresponding period in 2012. This decrease is attributable primarily to decreases in advertising and tradeshow expenses of $70,000 and 44,000, respectively.

General and administrative expenses decreased $120,000, or 12%, to $853,000 for the three months ended March 31, 2013, from $973,000 for the corresponding period in 2012, due primarily to (a) the lower cost incurred in the 2013 period, amounting to $167,000, in separation-related payments to our former Chief Executive Officer, as compared to the 2012 period, amounting to $339,000, paid in connection with the resignation of the then-Chief Executive Officer, and (b) a decrease in compensation expense of $73,000. Partially offsetting these decreases were increases in legal and shareholder reporting expenses, aggregating $135,000, incurred in connection with the contested election of directors at our 2012 Annual Meeting of Shareholders held in January 2013.

Research and development costs, which include costs related to development of new products and enhancements to existing products, were relatively unchanged, increasing $4,000, or 1%, to $490,000 for the three months ended March 31, 2013, from $486,000 for the three months ended March 31, 2012.

Net interest expense for the three months ended March 31, 2013 was $2,000, compared to $8,000 for the three months ended March 31, 2012. This decrease was due to the repayment, in September 2012, of the then-entire outstanding balance of the Company’s bank term loan.

The benefit from income taxes for the three months ended March 31, 2013 and 2012 resulted primarily from  the tax effects related to the loss from continuing operations. The effective tax rates in both periods were less than statutory tax rates due to our inability to fully recognize the benefits of federal and state loss carryforwards prior to their utilization. (See Note 7 of Notes to Condensed Consolidated Financial Statements contained elsewhere in this report.)

As a result of the foregoing, loss from continuing operations for the three months ended March 31, 2013 was $765,000, as compared to $547,000 for the three months ended March 31, 2012.

Comparison of the nine-month periods ended March 31, 2013 and 2012

The following table sets forth financial data and the percentage of net sales of our operating results:

	For the Nine Months Ended March 31,
	2013		2012
	Dollars in thousands
Net sales	$9,527	100%	$13,601	100%
Cost of sales	6,376	67%	9,043	66%
Gross profit	3,151	33%	4,558	34%
Selling expenses	907	10%	1,192	9%
General and administrative expenses	2,087	22%	2,477	18%
Research and development costs	1,360	14%	1,555	12%
Loss from continuing operations before items below	(1,203)	-13%	(666)	-5%
Net interest and other expense	(8)	—	(28)	—
Loss before benefit from income taxes	(1,211)	-13%	(694)	-5%
Benefit from income taxes	(27)	—	(165)	-1%
Loss from continuing operations	(1,184)	-13%	(529)	-4%
Income from discontinued operations	72	1%	197	2%
Net loss	$(1,112)	-12%	$(332)	-2%

Net sales for the nine months ended March 31, 2013 decreased $4.1 million, or 30%, to $9.5 million from $13.6 million for the nine months ended March 31, 2012. Contributing to this decrease was (a) a reduction, amounting to $5.5 million, in sales to our former largest medical device customer, offset by an increase, amounting to $822,000, in sales to our current largest medical device customer, (b) a net increase, amounting to $510,000, in sales to other medical device customers, and (c) a net increase, amounting to $127,000, in sales of other product lines.

For the nine months ended March 31, 2013, gross profit decreased $1.4 million to $3.2 million, or 31%, compared to $4.6 million for the corresponding period in 2012, due to the decrease in sales volume described above. As a percentage of sales, gross margin decreased to 33% for the nine months ended March 31, 2013 from 34% for the corresponding period in 2012. This decrease resulted primarily from unfavorable changes in product mix, partially offset by a reduction in warranty costs.

Selling expenses decreased $285,000, or 24%, to $907,000 for the nine months ended March 31, 2013, from $1,192,000 for the corresponding period in 2012. This decrease is attributable primarily to decreases in (a) advertising and market research expenses of $210,000, and (b) tradeshow expense of $53,000 during the nine months ended March 31, 2013 relative to the corresponding period in 2012.

General and administrative expenses decreased $390,000, or 16%, to $2,087,000 for the nine months ended March 31, 2013, from $2,477,000 for the corresponding period in 2012, due to (a)  the lower cost incurred in the 2013 period, amounting to $167,000, in separation-related payments to our former Chief Executive Officer, as compared to the 2012 period, amounting to $339,000, paid in connection with the resignation of the then-Chief Executive Officer, (b) a decrease in compensation expense of $187,000 and (c) a decrease in professional consulting and legal expense (excluding proxy constest expenses discussed below) of $225,000.   Partially offsetting these decreases were increases in legal and shareholder reporting expenses, aggregating $177,000, incurred in connection with proxy contest expenses related to the contested election of directors at our 2012 Annual Meeting of Shareholders held in January 2013.

Research and development costs, which include costs related to development of new products and enhancements to existing products, decreased $195,000, or 13%, to $1,360,000 for the nine months ended March 31, 2013, from $1,555,000 for the nine months ended March 31, 2012 due to the utilization of engineering resources in contractual revenue-producing activities and reductions in small motor development costs of $155,000 and $50,000, respectively.

Net interest expense for the nine months ended March 31, 2013 was $8,000 compared to $28,000 for the nine months ended March 31, 2012. This decrease was due to the repayment, in September 2012, of the then-entire outstanding balance of the Company’s bank term loan.

The benefit from income taxes for the nine months ended March 31, 2013 and 2012 resulted primarily from  the tax effects related to the loss from continuing operations. The effective tax rates in both periods were less than statutory tax rates due to our inability to fully recognize the benefits of federal and state loss carryforwards prior to their utilization. (See Note 7 of Notes to Condensed Consolidated Financial Statements contained elsewhere in this report.)

As a result of the foregoing, loss from continuing operations for the nine months ended March 31, 2013 was $1,184,000 as compared to $529,000 for the nine months ended March 31, 2012.

Liquidity and Capital Resources

The following table presents selected financial information as of March 31, 2013 and June 30, 2012:

	March 31, 2013	June 30, 2012
Cash and cash equivalents	$2,039,000	$4,112,000
Working capital	$6,026,000	$6,618,000
Cash and cash equivalents, net of bank debt	$2,039,000	$3,338,000

Net cash used in operating activities during the nine months ended March 31, 2013 amounted to $1,281,000. Our operations, excluding the balance sheet changes discussed below in this paragraph, used cash amounting to $557,000. Uses of cash arose from (a) a build-up of inventory of $955,000 related primarily to the purchase of components required to fulfill firm customer purchase orders in backlog as well as repair and warranty orders, and to build our stock of components related to certain of our products with the objective of shortening lead times when forecasted purchase orders are received and, (b)  an increase of $35,000 in prepaid expenses.  Sources of cash arose from (a) a decrease in accounts receivable and other current receivables of $86,000, (b) increases in accounts payable and accrued liabilities of $134,000 related primarily to the aforementioned increase in inventories, and (c) a reduction in income taxes receivable of $46,000, representing a refund of taxes paid in the prior year.

Net cash used in investing activities for the nine months ended March 31, 2013 was $68,000 and consisted primarily of capital expenditures for manufacturing equipment.

Net cash used in financing activities for the nine months ended March 31, 2013 was $724,000 and consists primarily of our payment, in September 2012, of the remaining balance due, amounting to $685,000, on the Union Bank term loan, fully retiring such indebtedness (see Note 5 of Notes to Condensed Consolidated Financial Statements contained elsewhere in this report and our discussion under the caption “Changes in Bank Debt and Credit Facilities” below), partially offset by $50,000 in proceeds from the exercise of stock options.

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

Reduction in Directors’ Compensation

At its 2012 Annual Meeting held on January 17, 2013 our shareholders elected four new members to our Board of Directors. At a meeting of the newly constituted Board on February 4, 2013, three of those newly elected directors, Messrs. Swenson, Cabillot and Farrell, each opted to waive, through the date of our 2013 Annual Meeting of Shareholders, (a) receipt of stock options they were otherwise entitled to receive under the provisions of the directors’ compensation plan then in effect (the “2010 Plan”), and (b) any cash retainers or meeting fees they were otherwise entitled to receive under the 2010 Plan in excess of $200 per meeting and $2,000 per year.

At its meeting on May 2, 2013, our Board replaced the 2010 Plan with the 2013 Directors' Compensation Plan (the "2013 Plan") that provides for the following:

•	Fees of $200 for participation in Board or Committee meetings, to a maximum of $2,000 per fiscal year;

•	An annual retainer of $23,000 for the Audit Committee Chair (which may be modified in compensating any future Audit Committee Chair)

The 2013 Plan has no provision for (a) retainers other than that described above, or (b) grants of options to purchase shares of our common stock. (See Note 10 of Notes to Condensed Consolidated Financial Statements.)

We believe the approval of the 2013 Plan will result in a reduction of the directors cash compensation on an annualized basis of approximately $85,000, and in a reduction of aggregate (cash and non-cash) directors compensation expense on an annualized basis of approximately $140,000.

Surplus Capital Investment Policy

At its April 17, 2013 meeting, our Board approved a Surplus Capital Investment Policy (the "Policy") that provides, among other items, for the following:

(a)	Determination by our Board of Directors of (i) our surplus capital balance and (ii) the portion of such surplus capital balance to be invested according to the Policy;
(b)	Selection of an Investment Committee responsible for implementing the Policy; and
(c)	Objectives and criteria under which investments may be made
The initial composition of the Investment Committee, also approved by our Board at its April 17, 2013 meeting, is Messrs. Swenson (Chair) and Cabillot, both of whom are members of our Board of Directors, and Mr. Hurwitz, Chief Executive Officer and Chief Financial Officer.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer (the principal executive officer and principal financial officer, respectively) conducted an evaluation of the design and operation of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation as of March 31, 2013, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2013, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Two of our directors hold voting power with respect to a substantial portion of our outstanding common stock, which will make it possible for them to have significant influence over the outcome of all matters submitted to our shareholders for approval and which influence may be alleged to conflict with our interests and the interests of other shareholders.

As of May 2, 2013, two of our directors, Nicholas J. Swenson and Raymond E. Cabillot, controlled voting power over approximately 23.5% (17.2% and 6.3%, respectively) of the outstanding shares of our common stock. As a result of such voting control, these directors will have significant influence over all matters submitted to our shareholders for approval, including the election of our directors and other corporate actions, and may be alleged to conflict with our interests and the interests of other shareholders.

In addition to the risk factor described above and the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K, as amended, for our fiscal year ended June 30, 2012 and in our subsequent quarterly reports on Form 10-Q. The risks discussed above, in our Annual Report on Form 10-K, as amended, and in our subsequent quarterly reports on Form 10-Q could materially affect our business, financial condition and future results. The risks described above, in our Annual Report on Form 10-K, as amended, and in our subsequent quarterly reports on Form 10-Q are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibits:

10.1*
Separation Agreement and General Release of All Claims entered into between Pro-Dex, Inc. and Michael J. Berthelot, dated February 25, 2013 (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed February 25, 2013).

10.2*
Employment Arrangement entered into between Pro-Dex, Inc. and Harold A. Hurwitz, dated February 19, 2013 (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed February 25, 2013).

31
Certification of Chief Executive Officer and Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

*	Denotes management contract or compensatory arrangement.
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

Date: May 13, 2013	Date: May 13, 2013

PRO-DEX INC.	PRO-DEX INC.
By: / s / Harold A. Hurwitz	By: / s / Harold A. Hurwitz

Harold A. Hurwitz	Harold A. Hurwitz
Chief Executive Officer (Principal Executive Officer)	Secretary and Chief Financial Officer (Principal Financial and Accounting Officer)

