Form 10-K
period 2013-06-30
PRO DEX INC
filed 2013-09-27
CIK 788920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended June 30, 2013
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

          As of December 31, 2012, the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing sales price on the Nasdaq Capital Market was $5,273,281. For the purpose of this calculation, shares owned by officers, directors and 10% stockholders known to the registrant have been deemed to be owned by affiliates. This determination of affiliate status is not a determination for other purposes.

As of August 31, 2013, 3,343,988 shares of the registrant’s no par value common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: Part III of this report incorporates by reference certain information from the registrant’s definitive proxy statement (the “Proxy Statement”) for its 2013 Annual Meeting of Shareholders. The Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

PRO-DEX, INC.

2 | Pro-Dex 2013 Annual Report

PART I

FORWARD-LOOKING STATEMENTS MAY PROVE INACCURATE

This report contains forward-looking statements within the meaning of federal securities laws. Forward-looking statements are not based on historical facts but instead reflect the Company’s expectations, estimates or projections concerning future results or events. These statements generally can be identified by the use of forward-looking words or phrases such as “believe,” “expect,” “anticipate,” “may,” “could,” “intend,” “intent,” “belief,” “estimate,” “project,” “forcast,” “plan,” “likely,” “will,” “should” or similar words or phrases. These statements are not guarantees of performance and are inherently subject to known and unknown risks, uncertainties and assumptions that are difficult to predict and could cause actual results, performance or achievements to differ materially from those expressed or indicated by those statements. The Company cannot assure you that any of its expectations, estimates or projections will be achieved.

Forward-looking statements included in this report are only made as of the date of this report and the Company disclaims any obligation to publicly update any forward-looking statement to reflect subsequent events or circumstances.

Numerous factors could cause the Company’s actual results and events to differ materially from those expressed or implied by forward-looking statements, including, without limitation:  loss of a significant customer, entry of new and stronger competitors, capital availability, unexpected costs, compliance with contractual obligations, failure to capitalize upon access to new customers, marketplace delisting, the ramifications of industry consolidation of medical products manufacturers, dealers and distributors, managed health care, market acceptance and support of new products, cancellation of existing contracts, customer “in house” production of products previously designed by and/or acquired from the Company, maintaining favorable supplier relationships, the Company’s ability to engage qualified human resources as needed, regulatory compliance, general economic conditions and other factors described under Item 1A (Risk Factors) of this report.  This list of factors is illustrative, but by no means exhaustive. All forward-looking statements should be evaluated with the understanding of their inherent uncertainty.

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

In February 2012, we sold our fractional horsepower motor product line, operating under the name Pro-Dex Astromec (“Astromec”) and located in Carson City, Nevada, to a third party. As a result of the sale, this product line has been classified as a discontinued operation in conformity with applicable accounting guidance. Accordingly, unless otherwise indicated, Astromec’s results have been reported as discontinued operations and removed from all financial discussions of continuing operations, including the Consolidated Financial Statements and Notes, beginning on page 21 of this report.

All years relating to financial data herein shall refer to fiscal years ended June 30, unless indicated otherwise.

Pro-Dex 2013 Annual Report | 3

Description of Business

The majority of our revenue is derived from designing, developing and manufacturing powered instruments for the medical and dental industries and motion control software and hardware for industrial and scientific applications. The proportion of total sales by customer type is as follows:

	2013		2012
	Dollars in thousands
Medical	$7,970	65%	$13,177	76%
Industrial	2,594	21%	2,699	16%
Dental	1,092	9%	968	6%
Government and other	593	5%	413	2%
Total sales	$12,249	100%	$17,257	100%

Our medical device products utilize proprietary designs developed by us primarily under exclusive development and supply agreements and are manufactured in our Irvine, California facility, as are our dental products. Our medical device products are sold primarily to original equipment manufacturers and our dental products are sold primarily to dental product distributors. In our Beaverton, Oregon facility, we design and manufacture embedded multi-axis motion controllers which are sold to distributors or original equipment manufacturers in the automation and research industries. The proportion of total sales by facility is as follows:

	2013		2012
	Dollars in thousands
Irvine	$10,531	86%	$15,271	89%
Beaverton	1.718	14%	1,986	12%
Total sales	$12,249	100%	$17,257	100%

In fiscal year 2013, our top 20 customers accounted for 81% of our sales, compared to 88% in fiscal year 2012. In fiscal year 2013, our current largest customer accounted for 46% of our sales with our next largest customer accounting for 6% of our sales. This compares to fiscal year 2012, when our two largest customers accounted for 72% of our sales, with our former largest customer accounting for 39% of our sales and our current largest customer accounting for 33% of our sales. Some of our significant customers include Smith and Nephew, Medtronic, Sullivan Schein and Thermo Fisher Scientific. In many cases, including our largest customers, disclosure of customer names is prohibited by confidentiality agreements with such entities.

We have no plans to discontinue the sales relationships with our existing significant customers and have no knowledge of them discontinuing their sales relationship with us, except that in December 2009 our then-largest customer (the “Customer”) informed us that it was in the process of developing, and planned to eventually manufacture, its own surgical devices that were functionally comparable to the products we provided to the Customer at that time. We had been the Customer’s exclusive manufacturer of these products since they were developed.

Through May 2012, we provided the Customer with two products and continue to provide repair services for both products. Sales to the Customer for the years ended June 30, 2013 and 2012 were as follows:

	2013	2012
Products	—	$5,010,000
Non-warranty repairs	$722,000	1,700,000
Total	$722,000	$6,710,000

The Customer indicated that its plan was to limit repair requests from us to those units covered by our product warranty. Although the warranty period for such units has since lapsed and we continue to receive non-warranty repair orders from the Customer, there is no assurance that the Customer will continue to place such repair orders with us, in which case non-warranty repair revenue would decline to zero or a negligible amount.

We continue to implement the steps of a strategic plan, the objectives of which are to sustain business with our largest customer, identify and capture additional revenue opportunities and concurrently reduce operating costs not critical to revenue growth. There can be no assurance, however, as to either the timing or success of achieving these objectives, which, during any period not achieved, may cause a prolonged material and adverse impact on our business.

The majority of the raw materials and components used to manufacture our products are purchased from various suppliers and are available from several sources. Precipart Corporation, Tyco Precision Interconnect, Danaher and Transicoil are examples of key suppliers. We have no exclusive arrangements with any of our suppliers, but in several instances only one supplier is used for certain high-value purchased components.  In most of such instances, secondary suppliers have been identified for utilization, although it is likely that transition delays would be incurred.  We consider our

4 | Pro-Dex 2013 Annual Report

relationships with our suppliers and manufacturers to be good. We do not intend to terminate any such relationship at this time, nor does management have knowledge that any supplier or manufacturer intends to terminate its relationship with us.

Our commitment to product design, manufacturing and quality systems are supported by our compliance with several regulatory agency requirements and standards. Our Beaverton facility is certified to ISO 9001:2008. In our Irvine facility, we hold a U.S. FDA Establishment Registration and a State of California Device Manufacturing License (Dept of Public Health Food and Drug Branch). In addition, our Irvine facility is certified to ISO 13485:2003, Medical Device Directive 93/42/EEC – Annex II, and Canadian Medical Device Conformity Assessment System.

At June 30, 2013, we had a backlog of $6.7 million. We have experienced, and may continue to experience, variability in our new order bookings due to various reasons, including, but not limited to, the timing of major new product launches and customer-planned inventory builds. However, we do not typically experience seasonal fluctuations in our shipments and revenues.

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

Research and Development

We conduct research and development activities to both maintain and improve our market position. Our research and development effort involves the design and manufacture of products that perform specific applications for our existing and prospective customers. Our research and development activities are focused on:

●	expanding our knowledge base in the medical device and motion control industries to solidify our products with current customers and expand our customer base;

●	advancing applicable technologies; and

●	enhancing our product lines.

In certain instances we may share research and development costs with our customers by billing for non-recurring engineering services. Fees received for non-recurring engineering services represented 2% and 1% of our revenue in fiscal 2013 and 2012, respectively.  During 2013, we entered into certain development and supply contracts, the development portions of which are in progress and provide for billable non-recurring engineering service fees.  Such fees are recognized as revenue generally upon successful completion of the non-recurring engineering services, which we believe will occur in 2014 and 2015, although such successful completion cannot be assured.  In addition, we intend to pursue additional revenue-generating development projects.  Accordingly, we believe that non-recurring engineering fees could represent a greater share of our revenue in the future.

During the years ended June 30, 2013 and 2012, we incurred research and development expenses amounting to $1,790,000 and $2,068,000, respectively, which costs exclude $370,000 and $10,000 in 2013 and 2012, respectively, that were, or will be, shared with our customers through billings for non-recurring engineering services.

Employees

At June 30, 2013, we had 67 full-time employees, comprised of 59 employees in Irvine and 8 in Beaverton. At June 30, 2012, we had 74 full-time employees. This decrease is due primarily to reductions-in-force implemented in Irvine in June 2013 as part of strategic plan to reduce expenses.

None of our employees are a party to any collective bargaining agreements with us. We consider our relationships with our employees to be good.

Government Regulations

The manufacture and distribution of medical and dental devices are subject to state and federal requirements set forth by various agencies, including state dental boards and the U.S. Food and Drug Administration (“FDA”). The

Pro-Dex 2013 Annual Report | 5

statutes, regulations, administrative orders, and advisories that affect our businesses are complex and subject to diverse, often conflicting, interpretations. While we make every effort to maintain full compliance with all applicable laws and regulations, we are unable to eliminate an ongoing risk that one or more of our activities or devices may at some point be determined to be non-compliant. The penalties for non-compliance could range from an administrative warning to termination of a portion of our business. Furthermore, even if we are subsequently determined to have fully complied with applicable laws or regulations, the costs to achieve such a determination and the intervening loss of business could adversely affect or result in the cessation of a portion of our business. A change in such laws or regulations at any time may have an adverse effect on our operations.

The FDA regulates all medical devices into one of three classes (Class I, II or III) based on the level of control necessary to assure the safety and effectiveness of the device. The surgical instrumentation we manufacture is generally classified into Class I, and our dental instrumentation is generally classified into Class II. The FDA has broad enforcement powers to recall and prohibit the sale of products that do not comply with federal regulations, and to order the cessation of non-compliant processes. No claim has been made to date by the FDA regarding any of our products or processes. Nevertheless, as is common in the industry, certain of our products and processes have been the subject of routine governmental reviews and investigations.

The total cost of providing health care services has been and will continue to be subject to review by governmental agencies and legislative bodies in the major world markets, including the United States, which are faced with significant pressure to lower health care costs.  The Patient Protection and Affordable Care Act signed into law in March 2010 (the “Healthcare Act”) imposes a 2.3% excise tax on sales of certain medical devices, some of which we produce, that we may unable to recover through price increases to our customers.

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

We have no reason to believe that our activities infringe upon the intellectual property of any third party. With respect to our own patents, we have no reason to believe that our patents are invalid and we believe that at least some of our patents cover certain aspects of our products.  While we are unaware of any reason that would cause us to assert or defend a claim of patent infringement, any such assertion or defense could materially and adversely affect our business and results of operations due to the costs involved.

We have certain federally registered trademarks relating to our products, including OMS-EZ®, Pro-Dex® and OMS®, along with a number of other common law trademarks.

We have not entered into any franchising agreements. We have not granted nor do we hold any third-party licenses having terms under which we earn revenue or incur expense in material amounts.

6 | Pro-Dex 2013 Annual Report

Item 1A. RISK FACTORS

A substantial portion of our revenue is derived from a single customer such that if we were to lose that customer, it would have a material adverse effect on our business, financial condition and results of operations.

In fiscal year 2013, our top 20 customers accounted for 81% of our sales, with our largest customer accounting for 47% of our sales. The loss of our largest customer, or the loss of any other significant customer, would severely impact us, including having a material adverse effect on our business, financial condition, cash flows, revenue and results of operations.

Our failure to manage contracting sales levels could harm us by having a material adverse effect on our business and results of operations.

Over the past two fiscal years our total sales have contracted from $27.1 million in 2011 to $12.2 million in 2013 . We continue to implement the steps of a strategic plan, the objectives of which are to identify and capture additional revenue opportunities and concurrently reduce operating costs not critical to revenue growth. There can be no assurance, however, as to either the timing or success of achieving these objectives, which, during any period not achieved, may cause us to experience a prolonged material and adverse impact on our business.

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

We terminated our bank credit facility agreements in September 2012. An inability to achieve anticipated cash flows from operations over the next twelve months could have a material adverse effect on our liquidity and could require additional financing, which may not be available on acceptable terms or at all.

At June 30, 2012, we were in violation of profitability-based covenants related to our then-existing bank credit facility, for which the bank had the right to declare us in default of the bank credit facility agreements and the entire amount owing under the facility, consisting of a term loan, to become immediately due and payable. We historically had not made any borrowings against our bank lines of credit, and believed that existing cash balances and cash flows from operations would be sufficient to fund operations for the next twelve months and to fully repay the term loan. Accordingly, on August 30, 2012, we notified the bank of our intent to terminate the credit facility agreements and repay the term loan in full, which amounted to $685,000 at the time of its repayment in September 2012.

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

In fiscal year 2013, we derived more than 78% of our revenue from sales of our medical device and motion control products and related services. We believe that a primary factor in the market acceptance of our products and services is the value that is created for our customers by those products and related services. Our future financial performance will depend in large part on our ability to continue to meet the increasingly sophisticated needs of our customers through the timely development, successful introduction and implementation of new and enhanced products and services,while at the same time continuing to provide the value our customers have come to expect from us.  We have historically expended a significant percentage of our revenue on product development and believe that significant continued product development efforts will be required to sustain our growth. Continued investment in our sales and marketing efforts will also be required to support future growth.

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

Pro-Dex 2013 Annual Report | 7

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

New product development requires significant research and development expenditures that we have historically funded through operations; however we may be unable to do so in the future and we have no credit facility with which to fund such expenditures. Any significant decrease in revenues or research funding could impair our ability to respond to technological advances in the marketplace and to remain competitive. If we are unable, for technological or other reasons, to develop and introduce new products in a timely manner in response to changing market conditions or customer requirements, our business, results of operations and financial condition may be materially adversely affected. Although we target new markets for access, develop new products and update existing products, there can be no assurance that we will do so successfully or that even if we are successful, such efforts will be completed concurrently with or prior to the introduction of competing products. Any such failure or delay could adversely affect our competitive position or could make our current products obsolete.

Two of our directors hold voting power with respect to a substantial portion of our outstanding common stock, which enables them to have significant influence over the outcome of all matters submitted to our shareholders for approval and which influence may be alleged to conflict with our interests and the interests of other shareholders.

As of August 31, 2013, two of our directors, Nicholas J. Swenson and Raymond E. Cabillot, controlled voting power over approximately 32.2% (21.6% and 10.6%, respectively) of the outstanding shares of our common stock.  As a result of such voting control, these directors will have significant influence over all matters submitted to our shareholders for approval, including the election of our directors and other corporate actions, and may be alleged to conflict with our interests and the interests of other shareholders.

A conflict of interest exists with respect to certain investments approved by our Investment Committee.

In April 2013, our Board approved a Surplus Capital Investment Policy (the “Policy”) that provides, among other items, for the following:

(a)	Determination by our Board of Directors of (i) our surplus capital balance and (ii) the portion of such surplus capital balance to be invested according to the Policy;

(b)	Selection of an Investment Committee responsible for implementing the Policy; and

(c)	Objectives and criteria under which investments may be made.

The current composition of the Investment Committee is: Messrs. Swenson (Chair) and Cabillot, both of whom are members of our Board of Directors and professional investment fund managers, and Mr. Hurwitz, our Chief Executive Officer and Chief Financial Officer.  The Investment Committee has approved making investments in the common stocks of certain companies in which funds managed by Mr. Swenson and/or Mr. Cabillot currently hold common stock investments, and may approve making additional such investments in the future.  In such situations, a potential conflict of interest exists, or will exist, in that Messrs. Swenson’s or Cabillot’s interests may not be independent of Investment Committee decisions.

Our investments are concentrated in stocks whose fair values are subject to a loss in value and which may not easily be sold.

Our current investments under the Policy are concentrated in common stocks of OTC companies. A significant decline in the value of our investments may produce a large decrease in our consolidated shareholders’ equity and can have a material adverse effect on our consolidated book value per share.  Under certain circumstances, significant

8 | Pro-Dex 2013 Annual Report

declines in the fair value of these investments may require the recognition of losses in the statement of operations and other comprehensive income. In addition, such stocks do not consistently trade on a daily basis which could adversely affect our ability to sell them on a timely basis or at an acceptable value.

Our quarterly results can fluctuate significantly from quarter to quarter, which may negatively impact the price of our shares and/or cause significant variances in the prices at which our shares trade.

Our sales have fluctuated in the past, and may fluctuate in the future from quarter to quarter and period to period, as a result of a number of factors including, without limitation: the size and timing of orders from customers; the length of new product development cycles; market acceptance of new technologies; changes in pricing policies or price reductions by us or our competitors; the timing of new product announcements and product introductions by us or our competitors; the financial stability of major customers; our success in expanding our sales and marketing programs; acceleration, deferral, or cancellation of customer orders and deliveries; changes in our strategy; revenue recognition policies in conformity with accounting principles generally accepted in the United States (“GAAP”); personnel changes; and general market and economic factors.

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

The FDA regulates all medical devices into one of three classes (Class I, II or III) based on the level of control necessary to assure the safety and effectiveness of the device.  The surgical instrumentation we manufacture is generally classified into Class I, and our dental instrumentation is generally classified into Class II.  The FDA has broad enforcement powers to recall and prohibit the sale of products that do not comply with federal regulations, and to order the cessation of non-compliant processes. No claim has been made to date by the FDA regarding any of our products or processes. Nevertheless, as is common in the industry, certain of our products and processes are from time to time subject to routine governmental reviews and investigations. While management believes that our products and processes fully comply with applicable laws and regulations, we are unable to predict the outcome of any such future review or investigation.

We believe that our business is conducted in a manner consistent with EPA and other agency regulations governing disposition of industrial waste materials. In February 2011, we became aware of a report entitled “Site Discovery Report, Southeast Santa Ana Project DTSC – Cypress Region,” dated February 2010 (the “Report”), that was prepared by the Cypress, California regional office of the Cal/EPA Department of Toxic Substances Control (“DTSC”) for Region 9 of the EPA under an agreement between the two agencies. The purpose of the Report was to identify sites within an area of southeast Santa Ana, California that may be sources of groundwater contamination previously detected in that area. The Report identified 25 sites, including our former Santa Ana site, for further screening by DTSC staff over the next two years. DTSC has informed us that no further evaluation of our former site took place during fiscal years 2011 through 2013. It is uncertain whether future developments, if any, from DTSC’s screening process would have any application to our former site and, if so, what exposure we might face concerning any findings that might be made concerning the site. In addition, we are unable to predict the outcome of any investigation or review that might be undertaken in the future with respect to our disposition of industrial waste materials.

Pro-Dex 2013 Annual Report | 9

If any of our products, processes or other operations were to be found in violation of government regulations, it could expose us to claims, liabilities and remedial obligations that could have a material adverse effect on our business.

We face significant uncertainty in the industry due to government healthcare reform.

Political, economic and regulatory influences are subjecting the healthcare industry to fundamental changes. The Healthcare Act enacted sweeping reforms to the U.S. healthcare industry, including mandatory health insurance, reforms to Medicare and Medicaid, the creation of large insurance purchasing groups, new taxes on medical equipment manufacturers that will apply to certain of our products and other significant modifications to the healthcare delivery system. Due to uncertainties regarding the ultimate features of the new federal legislation and its implementation, we cannot predict what impact the Healthcare Act may have on us, our customers or our industry.

We rely heavily on our proprietary technology, which, if not properly protected or if deemed invalid, could have a material adverse effect on our business, results of operations and financial condition.

We are dependent on the maintenance and protection of our proprietary technology and rely on patent filings, exclusive development and supply agreements, confidentiality procedures, and employee nondisclosure agreements to protect it. There can be no assurance that the legal protections and precautions taken by us will be adequate to prevent misappropriation of our technology or that competitors will not independently develop technologies equivalent or superior to ours. Further, the laws of some foreign countries do not protect our proprietary rights to as great an extent as do the laws of the United States and are often not enforced as vigorously as those in the United States.

We do not believe that our operations or products infringe on the intellectual property rights of others. However, there can be no assurance that others will not assert infringement or trade secret claims against us with respect to our current or future products. Assertions or claims by others, whether or not valid, could cause us to incur significant legal costs defending our intellectual property rights and potentially require us to enter into a license agreement or royalty arrangement with the party asserting the claim or to cease our use of the infringing technology, any of which could have a material adverse effect on our business, results of operations and financial condition.

The global economic environment may impact our business, operating results or financial condition.

Changes in the global economic environment have caused, and may cause in the future, a general tightening in the credit markets, lower levels of liquidity, increases in rates of default and bankruptcy, and extreme volatility in credit, equity and fixed income markets. These macroeconomic developments could negatively affect our business, operating results or financial condition should they cause, for example, current or potential customers to become unable to fund purchases of our products, in turn resulting in delays, decreases or cancellations of purchases of our products and services, or causing the customer to not pay us or to delay paying us for previously purchased products and services. In addition, financial institution failures may cause us to incur increased expenses or make it more difficult either to obtain financing for our operations, investing activities (including the financing of any future acquisitions), or financing activities. Additional economic risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition or operating results.

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

Many of our products are complex and technologically advanced. Such products may, from time to time, be the subject of claims concerning product performance and construction, including warranty claims. While we are committed to correcting such problems as soon as possible, there is no assurance that solutions will be found on a timely basis, if at all, to satisfy customer demands or to avoid potential claims or litigation. Also, due to the location of our facilities, as well as the nature of our business activities, there is a risk that we could be subject to litigation related to environmental remediation claims. We maintain insurance to protect against claims associated with the use of our products, but there can be no assurance that our insurance coverage will adequately cover any claim asserted against us.

The uncertainty associated with potential litigation may have an adverse impact on our business. In particular, litigation could impair our relationships with existing customers and our ability to obtain new customers. Defending or prosecuting litigation could result in significant legal costs and a diversion of management’s time and attention away from business operations, either of which could have a material adverse effect on our business, results of operations and financial condition. There can be no assurance that litigation would not result in liability in excess of our insurance

10 | Pro-Dex 2013 Annual Report

coverage, that our insurance will cover such claims or that appropriate insurance will continue to be available to us in the future at commercially reasonable rates.

Our operations are dependent upon our key personnel. If such personnel were to leave unexpectedly, we may not be able to execute our business plan.

Our future performance depends in significant part upon the continued service of our key technical and senior management personnel. Because we have a relatively small number of employees when compared to other leading companies in the same industry, our dependence on maintaining our relationship with key employees is particularly significant. We are also dependent on our ability to attract and retain high quality personnel, particularly in the areas of product development, operations management, marketing and finance.

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

The failure to maintain the market price of our common stock may affect our ability to remain listed on the NASDAQ exchange.

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

We are subject to changes in and interpretations of financial accounting matters that govern the measurement of our performance. Based on our reading and interpretations of relevant guidance, principles or concepts issued by, among other authorities, the Financial Accounting Standards Board, the U.S. Securities and Exchange Commission and the American Institute of Certified Public Accountants, management believes our performance, including current sales contract terms and business arrangements, has been properly reported. However, there continue to be issued interpretations and guidance for applying the relevant standards to a wide range of contract terms and business arrangements that are prevalent in the industries in which we operate. Future interpretations or changes by the regulators of existing accounting standards or changes in our business practices may result in future changes in our accounting policies and practices that could have a material adverse effect on our business, financial condition, cash flows, revenue and results of operations.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Description of Property

        Our executive offices and Irvine manufacturing facility are located at 2361 McGaw Avenue, Irvine, California 92614. We lease the 28,000 square foot facility from an unrelated third party at a base monthly lease rate of $34,000,

Pro-Dex 2013 Annual Report | 11

with annual increases of $1,400 per month in the base lease rate through the expiration of the lease in April 2018. The building is a one-story stand-alone structure of concrete “tilt-up” construction, approximately 25 years old and in good condition.

Our Beaverton office and manufacturing facility is located at 15201 N.W. Greenbrier Parkway, B-1 Ridgeview, Beaverton, Oregon 97006. The Company leases the 7,500 square foot facility from an unrelated third party, at a base monthly lease rate of $6,300 through the expiration of the lease in April 2014. The building is a one-story suite in a 20-year-old industrial office complex and is in good condition.

The current leased facilities are believed to be adequate for our expected needs. We believe each facility is in full compliance with applicable state, EPA and other agency environmental standards.

Item 3. Legal Proceedings

In February 2011, we became aware of a report entitled “Site Discovery Report, Southeast Santa Ana Project DTSC – Cypress Region,” dated February 2010 (the “Report”), that was prepared by the Cypress, California regional office of the Cal/EPA Department of Toxic Substances Control (“DTSC”) for Region 9 of the EPA under an agreement between the two agencies. The purpose of the Report was to identify sites within an area of southeast Santa Ana, California that may be sources of groundwater contamination previously detected in that area. The Report identified 25 sites, including our former Santa Ana site, for further screening by DTSC staff over the next two years. DTSC has informed us that no further evaluation of our former site took place during fiscal years 2011 through 2013. It is uncertain whether future developments, if any, from DTSC’s screening process would have any application to our former site and, if so, what exposure we might face concerning any findings that might be made concerning the site.

In general, we are from time to time a party to various legal proceedings incidental to our business, none of which we consider may be material. There can be no certainty, however, that we may not ultimately incur liability or that such liability will not be material and adverse.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is quoted under the symbol “PDEX” on the automated quotation system of the Nasdaq Capital Market (“NASDAQ”). The following table sets forth for the quarters indicated the high and low sales prices of our common stock as reported by NASDAQ. The quotations reflect inter-dealer prices, without retail markup, markdown, or commissions, and may not necessarily represent actual transactions. On August 30, 2013, the last sale price of our common stock as reported by NASDAQ was $1.92 per share.

Quarter Ended	High	Low
September 30, 2011	$2.59	$1.64
December 31, 2011	$2.57	$1.81
March 31, 2012	$3.90	$1.92
June 30, 2012	$2.43	$1.80

September 30, 2012	$2.10	$1.52
December 31, 2012	$2.19	$1.72
March 31, 2013	$2.37	$1.92
June 30, 2013	$2.10	$1.84

At June 30, 2013, there were approximately 235 holders of record of our common stock. This number does not include beneficial owners including holders whose shares are held in nominee, or “street,” name.

We have never paid a cash dividend with respect to our common stock. The current policy of our Board of Directors is to retain earnings to provide funds for the operation and expansion of the business.

12 | Pro-Dex 2013 Annual Report

Equity Compensation Plan Information

Following is information with respect to securities issued and authorized for issuance under our equity compensation plans as of June 30, 2013:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Available for Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	292,504	$2.35	579,133
Total	292,504	$2.35	579,133

Item 6. Selected Financial Data

Not Required.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of the Company’s results of operations and financial condition for the years ended June 30, 2013 and 2012. Unless otherwise indicated, this discussion excludes the results of our fractional horsepower motor product line, operating under the name Pro-Dex Astromec, which we sold in February 2012 and which has been classified as a discontinued operation. This discussion should be read in conjunction with the Consolidated Financial Statements and the Notes thereto beginning on page 21 of this report. This report contains certain forward-looking statements and information. The cautionary statements included below and elsewhere in this report should be read as being applicable to all related forward-looking statements wherever they may appear. Our actual future results could differ materially from those discussed herein.

Critical Accounting Estimates and Judgments

Our consolidated financial statements are prepared in accordance with GAAP. The preparation of our financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

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

Revenue from billable product development service portions of development and supply contracts is generally recognized upon completion of such product development services, in conformity with ASC Section 605.  Anticipated losses on product development services are charged to cost of sales in the period in which such losses become probable.

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

Pro-Dex 2013 Annual Report | 13

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

Investments

Investments consist of marketable equity securities of publicly held companies.  Management intends to hold such securities for a sufficient period in which to realize a reasonable return, although there is no assurance that positive returns will be realized or that such securities will not be liquidated in a shorter than expected time frame to accommodate the Company’s liquidity requirements.  Accordingly, investments have been classified as non-current and available-for-sale in conformity with ASC Section 320.  Investments are marked to market at each measurement date, with unrealized gains and losses presented as adjustments to accumulated other comprehensive income or loss.

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

Income Taxes

We recognize deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of our assets and liabilities along with net operating loss and tax credit carryovers. Deferred tax assets at both June 30, 2013 and 2012 consisted primarily of basis differences related to research and development tax credit utilization, net operating loss carryovers, intangible assets, accrued expenses and inventories.

Significant management judgment is required in determining our provision for income taxes and the recoverability of our deferred tax assets. Such determination is based on our historical taxable income, with consideration given to our estimates of future taxable income and the periods over which deferred tax assets will be recoverable. We record a valuation allowance against deferred tax assets to reduce the net carrying value to an amount that we believe is more likely than not to be realized. When we establish or reduce the valuation allowance against deferred tax assets, the provision for income taxes will increase or decrease, respectively, in the period such determination is made. At June 30, 2013 and 2012, we maintained a valuation allowance against the entire balance of our deferred tax assets, net of deferred tax liabilities.

14 | Pro-Dex 2013 Annual Report

RESULTS OF OPERATIONS

Results of Operations for the Fiscal Year Ended June 30, 2013, Compared to the Fiscal Year Ended June 30, 2012

The following table sets forth financial data and the percentage of net sales regarding our financial position and operating results:

	Fiscal Year ended June 30,
	2013		2012
	Dollars in thousands
Net sales	$12,249	100%	$17,257	100%
Cost of sales	8,533	70%	11,841	69%

Gross profit	3,716	30%	5,416	31%
Selling expenses	1,255	10%	1,531	9%
General and administrative expenses	2,566	21%	3,182	18%
Research and development costs	1,790	15%	2,068	12%

Loss from continuing operations before items below	(1,895)	-16%	(1,365)	-8%
Interest expense, net	8	0%	36	0%
Benefit from income taxes	(39)	0%	(441)	3%

Loss from continuing operations	(1,864)	-16%	(960)	-5%
Income from discontinued operations, net of income taxes	80	1%	84	0%
Net loss	$(1,784)	-15%	$(876)	-5%

Net sales in 2013 decreased 29%, or $5.0 million, to $12.2 million from $17.3 million in 2012.  Contributing to this decrease was a reduction, amounting to $6.0 million, in product sales and repair services to our former largest medical device customer, partially offset by an increase of $394,000 to our current second largest customer and a net increase of $1.0 million in product sales and repair services to other medical device customers as compared to 2012. Additionally, sales in our dental and industrial product lines decreased $464,000 and 105,000, respectively, in 2013 as compared to 2012 due primarily to a increased focus in of our resources in 2013, relative to 2012, on development of medical device product sales.

Although selective price increases were implemented during 2013 in response to market conditions, the primary factor underlying the medical device sales increases (excluding sales to our former largest customer) described above is unit volume change.

At June 30, 2013, we had a backlog of $6.7 million compared with a backlog of $5.3 million at June 30, 2012. The increase in orders is due to normal variability in our new order bookings.

Gross profit in 2013 decreased $1.7 million, or 31%, to $3.8 million from $5.4 million in 2012. Contributing to this descrease was $1.9 million  resulting from the reduced sales volume described above and the accrual in 2013 of $176,000 representing anticipated losses from the development services portion of certain contracts.  Partially offsetting these changes was a $369,000 reduction in warranty costs in 2013, relative to 2012. As a percentage of sales, gross margin was 30% for 2013, as compared to 31% in 2012. Underlying this result was the accrual in 2013 of the anticipated contract losses, partially offset by the favorable changes in warranty costs, both as described above.

Selling expenses decreased $276,000, or 18%, to $1.3 million in 2013 from $1.5 million in 2012.  This decrease is attributable primarily to decreases in (a) advertising and market research expenses of $220,000, and (b) tradeshow expense of $80,000, partially offset by an increase in severance expense of $26,000 from 2012 to 2013.

General and administrative expenses decreased $616,000, or 19%, to $2.6 million in 2013 from $3.2 million in 2012, due to (a) the lower costs incurred in 2013, relative to 2012, related to changes in each such year of Chief Executive Officers, such costs amounting to $167,000 and  $339,000 in 2013 and 2012, respectively, (b) a decrease in compensation expense of $315,000 and (c) a decrease in professional consulting and legal expense (excluding proxy contest expenses discussed below) of $264,000.   Partially offsetting these decreases were increases in legal and shareholder reporting expenses, aggregating $190,000, incurred in connection with proxy contest expenses related to the contested election of directors at our 2012 Annual Meeting of Shareholders held in January 2013.

Pro-Dex 2013 Annual Report | 15

Research and development costs, which include costs related to development of new products and enhancements to existing products, decreased $279,000, or 13%, to $1.8 million in 2013 from $2.1 million in 2012.  This decrease was due primarily to the deployment of engineering resources, normally charged to research and development expense, to support revenue-producing development contracts with customers, the costs of which are deferred, and recorded as cost of sales when the development projects are completed.  Such deferred costs amounted to $370,000 in 2013 and $10,000 in 2012.  Partially offsetting the effect of these deferred costs was an increase in departmental compensation of $51,000 in 2013 compared to 2012.

Interest income in 2013 was $3,000, due to the investment of a portion of our cash balances in money market funds in June 2013.  There was no interest income in 2012.  Interest expense was $11,000 in 2013, compared to $36,000 in 2012. This decrease was attributable to our repayment, in September 2012, of the entire principal balance, amounting to $685,000, of the then-outstanding term loan (see Note 5 of Notes to Consolidated Financial Statements contained elsewhere in this report).

Our effective combined federal and state tax benefit rate in 2013 was 2%, as compared to a tax benefit rate in 2012 of 31%.  The decrease in rates from 2012 to 2013 is due to the ability, in 2012, to carry back a substantial portion of 2012 net operating losses to offset taxable income in prior years, fully utilizing our loss carryback capacity.  Accordingly, the net operating losses generated in 2013 may be used only to offset future years’ taxable income.  There is no assurance, however, that we will generate sufficient, or any, taxable income in future years to utilize such net operating loss carryforward capacity.  Because we were not able to utilize the entire amount of net operating losses generated in either 2012 or 2013 to offset taxable income, the tax benefit rates in both years were lower than the federal statutory rate (see Note 7 of Notes to Consolidated Financial Statements contained elsewhere in this report).

As a result of the foregoing, loss from continuing operations for 2013 was $1.9 million, as compared to a loss from continuing operations of $960,000 for 2012.

Liquidity and Capital Resources

The following table presents selected financial information as of June 30, 2013 and 2012:

	June 30, 2013	June 30, 2012
Cash	$1,680,000	$4,112,000
Working capital (current assets, less current liabilities)	$5,033,000	$6,618,000
Cash, net of debt	$1,660,000	$3,338,000

Net cash used in operating activities in 2013 amounted to $1.3 million. The primary use of cash arose from an increase in (a) unbilled receivables amouting to $244,000 and relating to the development portion of certain contracts we entered into with customers in 2013, and (b) inventories of $1.0 million, resulting primarily from a build-up of our stock of components related to certain of our products with the objective of shortening lead times when forecasted purchase orders are received.  In the fourth quarter of 2013, our largest customer began deferring the timing of its product orders, thus prolonging the effect of the inventory build-up described above with respect to inventory unique to that customer’s products.  Based on discussions with the customer, we believe that partial relief of the inventory build-up related to that customer’s products will likely be weighted toward the latter half of fiscal 2014 and possibly the first half of fiscal 2015. Sources of cash arose primarily from reductions in (a) accounts receivable amounting to $325,000, attributable primarily to the lower sales volume experienced during 2013 relative to 2012, and (b) income taxes receivable amounting to $608,000, resulting primarily from tax refunds received in 2013 from the carryback of tax-basis net operating losses generated in 2012, and from increases in (a) accrued expenses, resulting primarily from the accrual in 2013 of anticipated losses on development contracts amounting to $176,000, and (b) deferred revenue amounting to $121,000, resulting from collections received in 2013 from customers in connection with the contractual terms of development contracts that will not qualify for revenue recognition until we complete the related non-recurring engineering services.

During 2012, net cash provided by operating activities amounted to $45,000. Sources of cash arose from increases in accounts payable and accrued liabilities, amounting to $383,000 and due primarily to high ordering activity relative to sales volumes and accruals for employee bonuses related to 2011 results. Uses of cash arose from increases in accounts receivable of $418,000 and inventories of $475,000, both increases due primarily to the high sales volumes during 2011.

Net cash used in investing activities during 2013 consisted primarily of investments, aggregating $366,000, in common stock of public companies under the direction of the Investment Committee of our Board (see “Surplus Capital Investment Policy” below), and of purchases of equipment amounting to $86,000.  Net cash used in investing activities during 2012 consisted of purchases of equipment, amounting to $341,000, net of proceeds received, amounting to $82,000, from the sale of equipment in connection with the sale of the Astromec business (see Note 3 of Notes to Consolidated Financial Statements contained elsewhere in this report).

16 | Pro-Dex 2013 Annual Report

Net cash used in financing activities for 2013 consisted primarily of (a) our payment, in September 2012, of the remaining balance due, amounting to $685,000, on the Union Bank term loan, fully retiring such indebtedness (see Note 5 of Notes to Condensed Consolidated Financial Statements contained elsewhere in this report), and (b) normal reductions in the principal balance of the bank term loan, prior to the repayment described above, of $90,000, partially offset by $66,000 in proceeds from the exercise of stock options.  Net cash used in financing activities during 2012 consisted primarily of reductions in the principal balance of our bank term loan, amounting to $357,000.

We believe that existing cash balances and cash flows from operations will be sufficient to fund operations for the next twelve months.

Reduction in Large Customer Orders

In December 2009, our then-largest customer informed us that it was in the process of developing, and planned to eventually manufacture, its own surgical devices which were functionally comparable to the products we provided to the customer at that time. We had been the exclusive manufacturer of these products since they were developed. The resulting reduction in orders from our largest customer and its expected future impact on our business is more fully described in “Description of Business” under Item 1 of this report.

Reduction in Directors’ Compensation

At our 2012 Annual Meeting of Shareholders held on January 17, 2013, our shareholders elected four new members to our Board of Directors. At a meeting of the newly constituted Board on February 4, 2013, three of those newly elected directors, Messrs. Swenson, Cabillot and Farrell, each opted to waive, through the date of our 2013 Annual Meeting of Shareholders, (a) receipt of stock options they were otherwise entitled to receive under the provisions of the directors’ compensation plan then in effect (the “2010 Plan”), and (b) any cash retainers or meeting fees they were otherwise entitled to receive under the 2010 Plan in excess of $200 per meeting and $2,000 per year.

At its meeting on May 2, 2013, our Board replaced the 2010 Plan with the 2013 Directors’ Compensation Plan (the “2013 Plan”) that provides for the following:

●	Fees of $200 for participation in Board or Committee meetings, to a maximum of $2,000 per fiscal year;

●	An annual retainer of $23,000 for the Audit Committee Chair (which may be modified in compensating any future Audit Committee Chair).

The 2013 Plan has no provision for (a) retainers other than that described above, or (b) grants of options, restricted stock or other equity or equity-based compensation or incentives (see Note 8 of Notes to Consolidated Financial Statements contained elsewhere in this report).

We believe that, when compared to the 2010 Plan, the 2013 Plan will result in a reduction of directors’ cash compensation on an annualized basis of approximately $85,000, and in a reduction of aggregate (cash and non-cash) directors’ compensation expense on an annualized basis of approximately $140,000.

Sale of Real Estate

On July 5, 2013, we completed the sale of the land and building constituting the facility in which Astromec formerly  operated in Carson City, Nevada (see Note 3 of Notes to Condensed Consolidated Financial Statements contained elsewhere in this report).

The sale price for the facility was $980,000, which, after approximately $65,000 in deductions for sale-related expenses such as commissions and fees, resulted in our receipt of net proceeds of approximately $915,000. The facility was not encumbered by any debt.

Surplus Capital Investment Policy

At its April 17, 2013 meeting, our Board approved a Surplus Capital Investment Policy (the “Policy”) that provides, among other items, for the following:

(a)	Determination by our Board of Directors of (i) our surplus capital balance and (ii) the portion of such surplus capital balance to be invested according to the Policy;

(b)	Selection of an Investment Committee responsible for implementing the Policy; and

(c)	Objectives and criteria under which investments may be made.

The initial composition of the Investment Committee, also approved by our Board at its April 17, 2013 meeting, is Messrs. Swenson (Chair) and Cabillot, both of whom are members of our Board of Directors, and Mr. Hurwitz, Chief Executive Officer and Chief Financial Officer.

Pro-Dex 2013 Annual Report | 17

In June 2013, the Investment Committee approved investments aggregating $500,000, and approved an additional $500,000 in July 2013. At September 25, 2013, $592,289 was invested in marketable public equity securities, having a market value of $654,580, and $407,711 was invested in money market funds.

In September 2013, our Board approved a share repurchase program authorizing the Company, at the direction of the Investment Committee, to repurchase up to 750,000 shares of our common stock under parameters to be determined by the Investment Committee. The repurchase program has no stated expiration date.

Changes in Bank Debt and Credit Facilities

As discussed above in “Liquidity and Capital Resources” under this Item 7, on August 30, 2012 we notified the bank with whom we had a then-existing bank credit facility of our intent to terminate the credit facility agreements and repay the term loan outstanding thereunder, which was repaid in September 2012.

Impact of Inflation and Changing Prices

The industries in which we compete are labor intensive, often involving personnel with high-level technical or sales skills. Wages and other expenses increase during periods of inflation and when shortages in the marketplace occur. In addition, suppliers pass along rising costs to us in the form of higher prices. We have been able to partially offset increases in operating costs by increasing prices, expanding services and implementing cost control measures. However, our ability to increase prices is limited by competitive market conditions, including international competition in many of our markets.

Recent Accounting Pronouncements

We evaluate authoritative accounting pronouncements upon their issuance and estimate the effect, if any, of such pronouncements on our financial statements. In our evaluation, we have concluded that there are no such pronouncements that have been issued with effective dates subsequent to June 30, 2013 that would have an effect on our financial statements or accounting policies had such pronouncements been currently in effect.

Item 7A. Quantitative and Qualitative Disclosures About Market Risks

Not applicable.

Item 8. Financial Statements and Supplementary Data

The financial statements and supplemental data of the Company may be found in this report on the pages indicated below.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer) has concluded, based on his evaluation as of June 30, 2013, that the design and operation of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) are effective at a reasonable assurance level to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Our management is responsible for establishing and maintaining adequate “internal control over financial reporting” (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the

18 | Pro-Dex 2013 Annual Report

effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of June 30, 2013.

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

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that apply to smaller reporting companies that permit us to provide only management’s attestation in this annual report.

During the quarter ended June 30, 2013, there were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

Information required by this Item is incorporated by reference from the information contained in the Company’s definitive Proxy Statement for the Company’s 2013 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended June 30, 2013 (the “Proxy Statement”).

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

Item 14. Principal Accountant Fees and Services

Information required by this Item is incorporated by reference from the Proxy Statement.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	Reference is made to the index of financial statements and supplemental data under Part II, Item 8 this report.

(b)	Reference is made to the Exhibit Index beginning on page 38 of this report.

Pro-Dex 2013 Annual Report | 19

Report of Independent Registered Public Accounting Firm

The Stockholders and Board of Directors
Pro-Dex, Inc.

We have audited the accompanying consolidated balance sheets of Pro-Dex, Inc. and Subsidiaries (the Company) as of June 30, 2013 and 2012 and the related consolidated statements of operations and comprehensive loss, shareholders’ equity and cash flows for each of the years in the two-year period ended June 30, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pro-Dex, Inc. and Subsidiaries as of June 30, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the two-year period ended June 30, 2013 in conformity with accounting principles generally accepted in the United States of America.

/s/ Moss Adams LLP
Moss Adams LLP
Irvine, California
September 27, 2013

20 | Pro-Dex 2013 Annual Report

PRO-DEX, INC. and SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2013	June 30, 2012
ASSETS
Current assets:
Cash and cash equivalents	$1,680,000	$4,112,000
Accounts receivable, net of allowance for doubtful accounts of $24,000 and $16,000 at June 30, 2013 and 2012, respectively	1,339,000	1,581,000
Unbilled receivables	244,000	—
Other current receivables	32,000	123,000
Inventories	3,834,000	2,791,000
Prepaid expenses	157,000	172,000
Income taxes receivable	2,000	609,000
Deferred income taxes	59,000	109,000

Total current assets	7, 347,000	9,497,000
Investments	370,000	—
Property, plant, equipment and leasehold improvements, net	2,065,000	2,539,000
Real estate held for sale	733,000	733,000
Other assets	80,000	53,000

Total assets	$10,595,000	$12,822,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$844,000	$633,000
Accrued expenses	1,276,000	1,405,000
Deferred revenue	141,000	20,000
Income taxes payable	48,000	47,000
Bank term loan	—	774,000
Capital lease obligations	5,000	—

Total current liabilities	2,314,000	2,879,000

Non-current liabilities:
Deferred income taxes	59,000	109,000
Deferred rent	270,000	284,000
Capital lease obligations	15,000	—

Total non-current liabilities	344,000	393,000

Total liabilities	2,658,000	3,272,000

Commitments and contingencies
Shareholders’ equity:
Common shares; no par value; 50,000,000 shares authorized; 3,348,184 and 3,272,350 shares issued and outstanding at June 30, 2013 and 2012, respectively	17,012,000	16,846,000
Accumulated other comprehensive income	5,000	—
Accumulated deficit	(9,080,000)	(7,296,000)

Total shareholders’ equity	7,937,000	9,550,000

Total liabilities and shareholders’ equity	$10,595,000	$12,822,000

See notes to consolidated financial statements.

Pro-Dex 2013 Annual Report | 21

  PRO-DEX, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For The Years Ended June 30,
	2013	2012

Net sales	$12,249,000	$17,257,000
Cost of sales	8,533,000	11,841,000

Gross profit	3,716,000	5,416,000

Operating expenses:
Selling expenses	1,255,000	1,531,000
General and administrative expenses	2,566,000	3,182,000
Research and development costs	1,790,000	2,068,000

Total operating expenses	5,611,000	6,781,000

Loss from continuing operations before items below	(1,895,000)	(1,365,000)

Other income (expense):
Interest income	3,000	—
Interest expense	(11,000)	36,000

Total other expense	(8,000)	(36,000)

Loss from continuing operations before provision for income taxes	(1,903,000)	(1,401,000)
Benefit from income taxes	(39,000)	(441,000)

Loss from continuing operations	(1,864,000)	(960,000)
Income from discontinued operations, net of income taxes of $51,000 in 2013 and net of benefit for income taxes of $146,000 in 2012	80,000	84,000

Net loss	$(1,784,000)	$(876,000)

Other comprehensive income, net of tax
Unrealized gain from marketable equity investments	5,000	—
Total other comprehensive income	5,000	—
Comprehensive loss	$(1,779,000)	$(876,000)

Per share data (basic and diluted):
Loss from continuing operations	$(0.56)	$(0.29)
Income from discontinued operations	$0.02	$0.02
Net loss	$(0.54)	$(0.27)

Weighted average shares outstanding	3,321,732	3,272,350

See notes to consolidated financial statements.

22 | Pro-Dex 2013 Annual Report

PRO-DEX, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For The Years Ended June 30, 2013 and 2012

	Common Shares
	Number of Shares	Amount	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
Balances, June 30, 2011	3,272,350	$16,744,000	—	$(6,420,000)	$10,324,000
Repurchase of stock options	—	(6,000)	—	—	(6,000)
Stock-based compensation plan activity	—	108,000	—	—	108,000
Net loss	—	—	—	(876,000)	(876,000)

Balances, June 30, 2012	3,272,350	16,846,000	—	$(7,296,000)	$9,550,000
Exercise of stock options	43,334	66,000	—	—	66,000
Stock-based compensation plan activity	32,500	100,000	—	—	100,000
Net loss	—	—	—	(1,784,000)	(1,784,000)
Unrealized gain from marketable equity investments	—	—	$5,000	—	5,000

Balances, June 30, 2013	3,348,184	$17,012,000	$5,000	$(9,080,000)	$7,937,000

See notes to consolidated financial statements.

Pro-Dex 2013 Annual Report | 23

PRO-DEX, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Years Ended June 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(1,784,000)	$(876,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	582,000	647,000
Allowance for doubtful accounts	8,000	9,000
Share-based compensation	100,000	108,000
Changes in:
Accounts receivable and other receivables	325,000	1,428,000
Unbilled receivables	(244,000)	—
Inventories	(1,043,000)	912,000
Prepaid expenses	14,000	(26,000)
Other assets	(27,000)	7,000
Accounts payable, accrued expenses and deferred rent	69,000	(1,503,000)
Deferred revenue	121,000	(20,000)
Income taxes receivable and payable	608,000	(641,000)

Net cash provided by (used in) operating activities	(1,271,000)	45,000

Cash flows from investing activities:
Purchase of equipment	(86,000)	(341,000)
Proceeds from sale of equipment	—	82,000
Purchase in investments	(366,000)	—

Net cash used in investing activities	(452,000)	(259,000)

Cash flows from financing activities:
Principal payments on bank term loan	(775,000)	(357,000)
Repurchase of stock options	—	(6,000)
Proceeds from exercise of stock options	66,000	—

Net cash used in financing activities	(709,000)	(363,000)

Net decrease in cash	(2,432,000)	(577,000)
Cash, beginning of year	4,112,000	4,689,000

Cash and cash equivalents, end of year	$1,680,000	$4,112,000

Supplemental Information
Cash paid for interest	—	$37,000
Cash paid for income taxes	$9,000	$56,000
Supplemental Non-Cash Information
In February 2013, the Company entered into a capital lease agreement for the acquisition of equipment having a cost of $22,000.

See notes to consolidated financial statements.

24 | Pro-Dex 2013 Annual Report

PRO-DEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF BUSINESS

Pro-Dex, Inc. (“Pro-Dex”, the “Company”, “we”, “us” or “our”) specializes in the design and manufacture, and bringing speed to market, of powered surgical and dental instruments and multi-axis motion control applications, and serves such markets as medical, research and industrial. Pro-Dex’s products are found in hospitals, dental offices, medical engineering labs, scientific research facilities and high tech manufacturing operations around the world.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Pro-Dex Astromec, Inc. (Note 3), and Pro-Dex Management, Inc., a non-operating subsidiary. All significant inter-company accounts and transactions have been eliminated.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

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

Certain of our contracts are development and supply contracts.  Such contracts provide for billable, fixed-price, non-recurring engineering services in addition to product sales, which are considered as multiple deliverables under the provisions of ASC 605.  Revenue from the non-recurring engineering service portions of such contracts is generally recognized under the completed contract method.  Contract costs include all direct material, labor and those indirect costs related to contract performance.  Provision for estimated losses on uncompleted contracts are made in the period in which such losess are determined, and are recorded in accrued expenses as an accrual for loss contracts.

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

Comprehensive Income

Comprehensive income encompasses all changes in equity other than those with shareholders and consists of net income (loss) and unrealized gain (loss) on marketable equity investments.

Cash and Cash Equivalents

We consider all highly liquid investments with an original maturity of ninety days or less to be cash equivalents. At June 30, 2013, cash equivalents consisted of investments in money market funds.  We had no cash equivalents during fiscal year 2012.

Pro-Dex 2013 Annual Report | 25

Accounts Receivable and Unbilled Receivables

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

Unbilled receivables reflect  revenues from non-recurring engineering services  not yet billable to customers under the terms of the related development and supply contracts.

Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market value. Reductions to estimated market value are recorded, and charged to cost of sales, when indicated based on a formula that compares on-hand quantities to estimated demand over the ensuing 12 months from the measurement date.

Investments

Investments consist of marketable equity securities of publicly held companies.  Management intends to hold such securities for a sufficient period in which to realize a reasonable return, which periods may range between one and several years, although there is no assurance that positive returns will be realized or that such securities will not be liquidated in a shorter than expected time frame to accommodate our future liquidity requirements.  Accordingly, investments have been classified as non-current and available-for-sale in conformity with ASC Section 320.  Investments are marked to market at each measurement date, with unrealized gains and losses presented as adjustments to accumulated other comprehensive income or loss.

Property, Plant, Equipment and Leasehold Improvements, and Real Estate Held For Sale

Property, plant, equipment and leasehold improvements are recorded at historical cost and depreciation is provided using the straight-line method over the following periods:

Building	39 years
Leasehold improvement	Shorter of the lease term or the asset’s estimated useful life
Equipment	Three to ten years

As more fully described in Note 3, on February 27, 2012, we completed the sale of our fractional horsepower motor product line, operating under the name Pro-Dex Astromec (“Astromec”), consisting primarily of inventories and equipment. On that date we also reclassified the land and building we then owned, which comprised the facility in which Astromec operated, to real estate held for sale. The carrying value of real estate held for sale is based on its historical cost at the date on which such assets were classified as held for sale (Note 3), and is not subject to depreciation.  Also as described in Note 3, on July 5, 2013, we completed the sale of the land and building.

Long-Lived Assets

We review the recoverability of the carrying amount of long-lived assets, such as equipment and leasehold improvements, and real estate held for sale, when events or changes in circumstances occur that indicate such carrying values may not be recoverable. With respect to equipment and leasehold improvements, carrying values are compared to expected future pre-tax cash flows, undiscounted and without interest charges, of related operations. With respect to real estate held for sale, the carrying value is compared to the estimated net proceeds from sale of the real estate. Impairment losses are recognized in instances where carrying values are less than such expected future cash flows or net proceeds from sale, as applicable.

Income Taxes

We recognize deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of our assets and liabilities along with net operating loss and tax credit carryovers. Deferred tax assets at both June 30, 2013 and 2012 consisted primarily of basis differences related to research and development tax credit utilization, intangible assets, accrued expenses and inventories.

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

26 | Pro-Dex 2013 Annual Report

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

Concentration of Credit Risk

Financial instruments that potentially subject us to credit risk consist principally of cash and trade receivables. The Company places its cash with major financial institutions. At June 30, 2013 and 2012, and throughout the fiscal years then ended, we had deposits in excess of federally insured limits. Credit sales are made to original equipment manufacturers and resellers throughout the world, and sales to such customers account for a substantial portion of our trade receivables. While such receivables are not collateralized, we evaluate their collectability based on several factors including customers’ payment histories.

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

Pro-Dex 2013 Annual Report | 27

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

Investments:  Investments consist of marketable equity securities of publicly held companies.  As such, investments are classified within Level 1 of the valuation hierarchy.

Although the methods above may produce a fair value calculation that may not be indicative of the net realizable value or reflective of future fair values, the Company believes its valuation methods are appropriate.

Research and Development

Research and development costs support the development of our product line platforms, and are charged to expense as incurred.

Advertising

Advertising costs are charged to selling expense as incurred and amounted to $220,000 and $358,000 for the fiscal years ended June 30, 2013 and 2012, respectively.

Recent Accounting Standards

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income,” that requires entities to disclose either on the face of, or in the notes to, the financial statements the effects of reclassifications out of Accumulated Other Comprehensive Income (“AOCI”). For items reclassified out of AOCI and into net income in their entirety, entities must disclose the effect of the reclassification on each affected net income item. For items that are not reclassified in their entirety into net income, entities must provide a cross reference to other required GAAP disclosures. This ASU does not change the items currently reported in other comprehensive income and is effective for annual reporting periods beginning after December 15, 2012 and interim periods within those years. The adoption of these provisions did not have a material impact on the consolidated financial statements of the Company.

In August 2013, the FASB issued  ASU No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists,” that sets forth circumstances in which an unrecognized tax benefit, generally reflecting the difference between a tax position taken or expected to be taken on a company’s income tax return and the benefit recognized on its financial statements, should be presented in the company’s financial statements as a liability rather than as a reduction of a deferred tax asset.  The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013, with early adoption permitted.  The adoption of these provisions is not expected to have a material impact on the consolidated financial statements of the Company.

NOTE 3 – DISCONTINUED OPERATIONS AND REAL ESTATE HELD FOR SALE

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

28 | Pro-Dex 2013 Annual Report

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

Under the terms of the APA, we may also receive earnout payments based on revenues generated from the sale of (i) Astromec products and (ii) MTI products to Astromec prospects (defined in the APA) (collectively, the “Earnout Sales Base”). Such earnout payments, if and when earned, are paid by MTI to us within 30 days following the end of each of our fiscal quarters during the three years subsequent to the Closing Date, and amount to 6%, 4% and 2% of the Earnout Sales Base in the first, second and third such years, respectively. The earnout payments are recognized in the quarter in which we become entitled to receive them. For the years ended June 30, 2013 and 2012, we recognized income from earnout payments of $165,000 and $65,000, respectively, of which $31,000 and $45,000 was included in other receivables in the accompanying June 30, 2013 and 2012 balance sheets, respectively, and were received in July 2013 and 2012, respectively.

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

	Years Ended June 30,
	2013	2012

Revenues	$166,000	$2,160,000

Income (loss) before benefit from income taxes	$130,000	$(62,000)

Information regarding Astromec assets and liabilities included in the accompanying consolidated balance sheets is as follows:

	June 30,
	2013	2012
Accounts receivable	$31,000	$45,000
Accounts payable	—	$3,000
Accrued expenses	$5,000	$25,000

Real Estate Held For Sale

In addition, as a result of the sale of the Astromec product line, we listed for sale the land and building constituting the facility we owned in Carson City, Nevada, which are presented as real estate held for sale in the accompanying June 30, 2013 and 2012 consolidated balance sheets with an aggregate carrying amount of $733,000. We evaluated the aggregate carrying amount of the land and building in relation to their aggregate estimated fair value less cost to sell, and we determined that an adjustment to such carrying amount was not required.

On April 22, 2013, we entered into a Purchase Agreement (the “Agreement”) with Aesthetic and Reconstructive Technologies, Inc., a Nevada corporation (“AART”), whereby we agreed to sell the Carson City facility described above.  On July 5, 2013 (the “Closing Date”), we completed the sale and closed the Agreement in conformity with its terms.  The sales price of the property was $980,000, resulting in our receipt at the Closing Date of approximately $915,000 in net proceeds, after deductions for expenses related to the sale, primarily consisting of broker commissions and fees, aggregating approximately $65,000.

Pro-Dex 2013 Annual Report | 29

NOTE 4 – COMPOSITION OF CERTAIN FINANCIAL STATEMENT ITEMS

Inventories

	June 30,
	2013	2012
Raw materials / purchased components	$1,640,000	$1,087,000
Work in process	572,000	579,000
Sub-assemblies / finished components	1,291,000	895,000
Finished goods	331,000	230,000
	$3,834,000	$2,791,000

Investments

	June 30,
	2013	2012
Marketable equity securities	$370,000	—

Investments at June 30, 2013 have an aggregate cost basis of $365,000, gross unrealized gains aggregating $5,000 and no unrealized losses.  There were no investments at June 30, 2012.

In September 2013, our Board approved a share repurchase program authorizing the Company, at the direction of the Investment Committee of the Board, to repurchase up to 750,000 shares of our common stock under parameters to be determined by the Investment Committee. The repurchase program has no stated expiration date.

Equipment and Leasehold Improvements

	June 30,
	2013	2012
Equipment	$6,833,000	$6,735,000
Leasehold improvements	2,312,000	2,307,000

Total	9,145,000	9,042,000
Accumulated depreciation	(7,080,000)	(6,503,000)

	$2,065,000	$2,539,000

Depreciation expense, which includes capital lease amortization, for the years ended June 30, 2013 and 2012 amounted to $582,000 and $647,000, respectively.

Accrued Expenses

	June 30,
	2013	2012
Warranty	$323,000	$526,000
Payroll and related items	243,000	400,000
Accrued losses on development contracts	176,000	—
Termination benefits	165,000	13,000
Unvouchered inventory in transit	142,000	234,000
Other	227,000	232,000
	$1,276,000	$1,405,000

Accumulated Other Comprehensive Income

	June 30,
	2013	2012
Unrealized gain on marketable equity securities	$5,000	—

NOTE 5 – BANK DEBT

On February 4, 2011, we entered into a credit facility agreement with Union Bank, N.A. that provided for the following:

●	A revolving credit line of up to $1.5 million in borrowing availability, under which no amounts were borrowed;

30 | Pro-Dex 2013 Annual Report

●	A non-revolving credit line of up to $350,000 in borrowing availability for the purchase of equipment, which expired unused on February 4, 2012; and

●	A term loan of $1.25 million, the outstanding balance of which, amounting to $685,000, was repaid in full on September 24, 2012, as discussed further below.

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

All personal property assets of the Company collateralized the outstanding borrowings under the credit facility.

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

As a result of the foregoing, we no longer have a credit facility with a financial institution.

NOTE 6 – WARRANTY ACCRUAL

Information regarding the accrual for warranty costs for the years ended June 30, 2013 and 2012 is as follows:

	2013	2012
Balance at beginning of year	$526,000	$688,000
Accruals during the year	344,000	486,000
Changes in estimates of prior period accruals	(51,000)	94,000
Warranty expenditures	(498,000)	(742,000)

Balance at end of year	$321,000	$526,000

Warranty expense from continuing operations was $293,000 and $580,000 for the fiscal years ended June 30, 2013 and 2012, respectively.

In 2013, we reclassified certain amounts, previously classified as warranty costs, to a classification as out-of-warranty repair costs.  The 2012 amounts appearing in the table above have been reclassified to conform to the 2013 presentation. Such reclassifications had no effect on the accompanying condensed consolidated statements of operations.

NOTE 7 – INCOME TAXES

The provision (benefit) for income taxes for the years ended June 30, 2013 and 2012 are as follows:

	2013	2012
Current:
Federal	$5,000	$(435,000)
State	7,000	(6,000)

Deferred:
Federal	(41,000)	—
State	(10,000)	—
Benefit from income taxes	$(39,000)	$(441,000)

Pro-Dex 2013 Annual Report | 31

A reconciliation of the expected tax to the amount computed by applying the federal statutory income tax rates to loss before income taxes for the years ended June 30, 2013 and 2012 is as follows:

	2013	2012
Federal income tax benefit at the statutory rate	(34)%	(34)%
Change in valuation allowance against net deferred tax assets	45	26
State income taxes, net of federal tax benefit	(7)	(9)
State income tax rate adjustment	(1)	(10)
Tax incentives	(7)	(7)
Non-deductible items	2	3
Benefit from income taxes	(2)%	(31)%

Deferred income tax assets and liabilities in the accompanying consolidated balance sheets at June 30, 2013 and 2012 are as follows:

	2013	2012
Deferred tax assets/(liabilities) — current:
Accrued expenses	$206,000	$332,000
Inventories	504,000	282,000
Net operating losses	—	—
State taxes	2,000	(19,000)
Valuation allowance	(653,000)	(486,000)
	$59,000	$109,000

	2013	2012
Deferred tax assets/(liabilities) — non-current:
Income tax credit carry forwards	$1,381,000	$1,235,000
Net operating losses	1,092,000	534,000
Intangible assets	350,000	430,000
Deferred rent	149,000	163,000
State taxes	16,000	37,000
Depreciation	(291,000)	(405,000)
Share based compensation	32,000	—
Unrealized gain on investment	(2,000)	—
Valuation allowance	(2,786,000)	(2,103,000)
	$(59,000)	$(109,000)

We have a federal net operating loss carry forward at June 30, 2013 in the amount of $1,701,000, which expires in 2033, and a state net operating loss carry forward at June 30, 2013 in the amount of $6,134,000, which expires at various dates from 2018 through 2033. Federal and state tax credit carry forwards amount to $867,000 and $514,000, respectively, at June 30, 2013. These credit carry forwards will expire at various dates from 2014 through 2033.

Significant management judgment is required in determining our provision for income taxes and the recoverability of our deferred tax asset. Such determination is based primarily on our historical taxable income, with some consideration given to our estimates of future taxable income by jurisdictions in which we operate and the period over which our deferred tax assets will be recoverable. Due to cumulative taxable losses in the three years preceding 2013, we have maintained a full valuation allowance against our deferred tax assets at June 30, 2013 and 2012, information related to which is as follows:

Balance, July 1, 2012	$(2,589,000)
Increase in tax asset valuation allowance	(850,000)

Balance, June 30, 2013	$(3,439,000)

As of June 30, 2013, we have accrued $347,000 of unrecognized tax benefits related to federal and state income tax matters, which is included in accrued liabilities on the accompanying consolidated balance sheets. The amount that would reduce the Company’s income tax expense if recognized and result in a corresponding decrease in the Company’s effective tax rate is $47,000.

32 | Pro-Dex 2013 Annual Report

Information with respect to our accrual for unrecognized tax benefits is as follows:

Balance, July 1, 2012	$313,000
Additions related to current year tax positions	34,000
Additions related to prior year tax positions	—

Balance, June 30, 2013	$347,000

We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense when applicable. As of June 30, 2013, no interest or penalties applicable to our unrecognized tax benefits have been accrued since we have sufficient tax attributes available to fully offset any potential assessment of additional tax.

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

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Leases

We lease our office, production and warehouse facilities in Irvine, California and Beaverton, Oregon under agreements that expire in April 2018 and April 2014, respectively. Both leases require us to pay insurance, taxes, and other expenses related to the leased space. Rent expense in 2013 and 2012 was $592,000 and $574,000, respectively. On July 15, 2013, we entered into an amendment with respect to our Irvine, California lease which provides for a $4,227 reduction in the monthly base rent (as compared to the monthly base rent that would have been payable under the original lease terms) beginning on July 1, 2013 and continuing for the remainder of the term of the lease. Minimum lease payments for future fiscal years ending June 30 are:

2014	$477,000
2015	423,000
2016	440,000
2017	457,000
2018	359,000
$2,156,000

Compensation Arrangements

Retirement Savings 401(k) Plan

The Pro-Dex, Inc. Retirement Savings 401(k) Plan (the “401(k) Plan”) is a defined contribution plan we administer that covers substantially all our employees and is subject to the provisions of the Employee Retirement Income Security Act of 1974, as amended. Employees are eligible to participate in the 401(k) Plan when they have attained 19 years of age and then can enter into the 401(k) Plan on the first day of each calendar quarter. Participants are eligible to receive non-discretionary Pro-Dex matching contributions of 25% of their contributions up to 5% of eligible compensation, once they have completed six months of service. For the years ended June 30, 2013 and 2012, we recognized compensation expense amounting to $41,000 and $44,000, respectively, in connection with the 401(k) Plan.

Annual Incentive Plan (“AIP”)

The AIP provides annual incentive opportunities for our key employees based upon the attainment of certain performance goals. Compensation expense under the terms of the AIP amounted to $29,000 in fiscal year 2012, which amount was included in accrued liabilities in the accompanying consolidated balance sheets.  No compensation expense was accrued under the terms of the AIP in fiscal year 2013.

Long-Term Incentive Plan (“LTIP”)

The LTIP provides incentive opportunities to our executives and other key employees, and are conditioned on attainment of certain performance goals for one or more fiscal years. Awards under the LTIP are accrued when payment of such awards becomes probable. For the years ended June 30, 2013 and 2012, compensation expense under the terms of the LTIP amounted to a benefit of $52,000 and an expense of $43,000, respectively, which amounts are included in accrued liabilities in the accompanying consolidated balance sheets.

Pro-Dex 2013 Annual Report | 33

Change in Composition of our Board of Directors

In June 2012, AO Partners Group, whose members then owned approximately 22% of our outstanding common stock, nominated a slate of three director nominees (the “AO Nominees”) to run in opposition to the slate of five director nominees placed into nomination by our then-incumbent Board of Directors (the “Pro-Dex Nominees”). At our January 17, 2013 Annual Meeting of Shareholders (the “Annual Meeting Date”), our shareholders elected the three AO Nominees and two Pro-Dex Nominees, only one of whom was an incumbent member of our Board of Directors, to fill the five seats on our new Board of Directors. As a result, the new Board of Directors was composed of four new members and one continuing member as of the 2013 Annual Meeting Date.

The degree of change in composition of our Board as described above constituted a “change of control” as that term is defined in existing change of control agreements we previously entered into with members of senior management (“Change of Control Agreements”) and as defined in our Stock Option Plans. The impact on the accompanying financial statements of the change of control as defined in these instruments and the remaining potential effects of the change of control are as follows:

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

As discussed further below, on February 25, 2013, Michael J. Berthelot, the Company’s Chief Executive Officer and President, was separated from the Company. In connection with the separation, Mr. Berthelot was paid, among other items, $165,423 as contemplated by his Change of Control Agreement.  In addition, on June 19, 2013, we effected a reduction in force that included one additional member of senior management, resulting in a $97,000 benefit as contemplated by this individual’s Change of Control Agreement, which was included in accrued expenses as of June 30, 2013 and paid in July 2013.

After giving effect to our payment to Mr. Berthelot and the additional member of senior management under their respective Change of Control Agreements as described above, we have remaining Change of Control Agreements with Mr. Hurwitz and our Chief Operating Officer, Richard Van Kirk, who could be entitled to benefits under such Agreements in the event of termination under the conditions described above and whose annual base compensation aggregates $405,000.  Such Change of Control Agreements expire in July 2014.

Additionally, in the event of a change of control, our Board had the discretion to accelerate the vesting of any outstanding options or shares of restricted stock held by employees. At its meeting on February 4, 2013, the Board took no action to effect such acceleration. In addition, as of the Annual Meeting Date, all outstanding options held by members of our then-incumbent Board were already fully vested under such options’ terms.  Accordingly, the change of control described above had no effect with respect to our stock option plans (as further described in Note 9).

Board Compensation

From July 1, 2010 until May 2, 2013, the compensation plan for non-employee directors (the “2010 Plan”) of the Board provided for the following:

●	An annual retainer of $24,000 for each director;

●	An additional annual retainer of $7,000 for the Board Chairman or Lead Director, and $5,000 for each Board Committee Chair;

●	Fees ranging from $500 to $1,000 for participation in Board or Committee meetings in excess of six per year; and

●
An option grant under the Directors Plan (as defined in Note 8) for the purchase of (i) 15,000 shares of common stock upon the director’s initial election or appointment to the Board, and (ii) 10,000 shares of common stock upon the director’s re-election to the Board.

On February 4, 2013, the AO Nominees each opted to waive (a) receipt of stock options they were otherwise entitled to receive upon their election to the Board at the 2013 Annual Meeting, and (b) any cash retainers or meeting fees in excess of $200 per meeting and $2,000 per year.

34 | Pro-Dex 2013 Annual Report

At its meeting on May 2, 2013, our Board replaced the 2010 Plan with the 2013 Directors’ Compensation Plan (the “2013 Plan”) that provides for the following:

●	Fees of $200 for participation in Board or Committee meetings, to a maximum of $2,000 per fiscal year;

●	An annual retainer of $23,000 for the Audit Committee Chair (which may be modified in compensating any future Audit Committee Chair)

The 2013 Plan has no provision for (a) retainers other than that described above, or (b) grants of options, restricted stock or other equity or equity-based compensation or incentives.

2013 Change in Chief Executive Officer

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

Concurrent with Mr. Berthelot’s separation of employment, Harold A. Hurwitz began service as the Company’s Chief Executive Officer and President. Mr. Hurwitz had been the Company’s Chief Financial Officer and continues to serve in such capacity concurrent with his service as the Company’s Chief Executive Officer and President.  In connection with Mr. Hurwitz’s appointment, Mr. Hurwitz’s base compensation was increased to an annualized rate of $225,000.  All other terms of Mr. Hurwitz’s employment remained unchanged.

2012 Change in Chief Executive Officer

Effective April 20, 2012 (the “Separation Date”), Mark P. Murphy, Chief Executive Officer, President and a member of the Board of Directors of Pro-Dex and its subsidiaries, resigned from all of such positions. On that date, the Company and Mr. Murphy entered into a Separation Agreement and General Release of All Claims (“Separation Agreement”).

Under the terms of the Separation Agreement, we, among other actions, (i) paid Mr. Murphy severance compensation of $300,000, in accordance with the terms of our employment letter agreement with Mr. Murphy dated July 14, 2010, and (ii) paid the monthly premiums for continued health insurance coverage under COBRA for a period from the Separation Date through March 31, 2013, an aggregate amount of approximately $16,000.

Also on April 20, 2012, we executed an employment letter agreement with Michael J. Berthelot under which he commenced employment as Chief Executive Officer and President of Pro-Dex and its subsidiaries. Mr. Berthelot had been a member of our Board of Directors since 2009, and continued in that capacity until the 2013 Annual Meeting Date, as described above.

Legal Matters

In February 2011, we became aware of a report entitled “Site Discovery Report, Southeast Santa Ana Project DTSC – Cypress Region,” dated February 2010 (the “Report”), that was prepared by the Cypress, California regional office of the Cal/EPA Department of Toxic Substances Control (“DTSC”) for Region 9 of the U.S. Environmental Protection Agency (“USEPA”) under an agreement between the two agencies. The purpose of the Report was to identify sites within an area of southeast Santa Ana, California that may be sources of groundwater contamination previously detected in that area. The Report identified 25 sites, including our former Santa Ana site, for further screening by DTSC staff over the next two years. DTSC has informed us that no further evaluation of our former site took place during fiscal years 2011 through 2013. It is uncertain whether future developments, if any, from DTSC’s screening process would have any application to our former site and, if so, what exposure we might face concerning any findings that might be made concerning the site.

In general, we are from time to time a party to various legal proceedings incidental to our business, none of which we consider may be material. There can be no certainty, however, that we may not ultimately incur liability or that such liability will not be material and adverse.

NOTE 9 – SHARE-BASED COMPENSATION

We have two equity compensation plans, the Second Amended and Restated 2004 Stock Option Plan (the “Employees Stock Option Plan”) and the Amended and Restated 2004 Directors Stock Option Plan (the “Directors Stock Option Plan”) (collectively, the “Plans”), pursuant to which (i) options to purchase shares of common stock, or (ii) restricted shares of

Pro-Dex 2013 Annual Report | 35

common stock, may be granted up to an aggregate amount of 1,333,333 common shares, with 1,066,667 and 266,666 shares distributed between the Employees Stock Option Plan and the Directors Stock Option Plan, respectively. The Plans are substantially similar, providing for a strike price equal to the closing price for a share of our common stock as of the last business day immediately prior to the Grant Date, vesting periods, as determined by the Board for the Employees Stock Option Plan and six months for the Directors Stock Option Plan, and terms of up to ten years, subject to forfeit 30 days after the holder ceases to be an employee or 90 days after the holder ceases to be director, as the case may be. At June 30, 2013, options to purchase an aggregate of 439,000 and 140,000 shares under the Employees Stock Option Plan and the Directors Stock Option Plan, respectively, are available to grant in future years. Aggregate share-based compensation expense under the Plans for the years ended June 30, 2013 and 2012 were $100,000 and $108,000, respectively.

The following weighted average assumptions were used in the calculation of share-based compensation expense for options granted during the years ended June 30, 2013 and 2012:

	2013	2012
Dividend rate	None	None
Price volatility	89%	75%
Risk-free interest rate	0.9%	0.9% - 1.3%
Expected life	5.7 years	5.9 years

As of June 30, 2013, there was an aggregate of $74,000 of unrecognized compensation cost under the Plans related to 95,000 non-vested outstanding stock options with a per share weighted average value of $1.26. The unrecognized expense is anticipated to be recognized on a straight-line basis over a weighted average period of 1.6 years.

The following is a summary of stock option activity under the Plans for the years ended June 30, 2013 and 2012:

	2013		2012
		Weighted-		Weighted-
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding at beginning of period	591,672	$2.48	320,842	$3.04
Granted	70,000	1.92	425,000	2.01
Exercised	(43,334)	1.53	(24,722)	1.96
Forfeited	(325,834)	2.61	(129,448)	2.41
Outstanding at end of period	292,504	$2.35	591,672	$2.48

Exercisable at end of period	197,920	$2.61	276,951	$3.10

Weighted-average fair value per option granted during the period		$1.36		$1.43

The following table summarizes information regarding options outstanding and options exercisable under the Plans at June 30, 2013:

	Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Aggregate Intrinsic Value
$1.73 to $3.21	255,834	8.3 years	$1.91	$16,025	161,250	8.1 years	$1.95	$6,125
$3.22 to $4.69	18,335	4.1 years	4.41	—	18,335	4.1 years	4.41	—
$4.70 to $6.17	10,001	1.0 years	5.61	—	10,001	1.0 years	5.61	—
$6.18 to $7.65	8,334	2.5 years	7.65	—	8,334	2.5 years	7.65	—
Total	292,504	7.6 years	$2.35	$16,025	197,920	7.1years	$2.61	$6,125

36 | Pro-Dex 2013 Annual Report

Restricted Stock

The following is a summary of restricted share activity for the year ended June 30, 2013:

	Shares	Weighted- Average Grant Date Fair Value
Outstanding at beginning of year	—	—
Granted	35,000	$1.73
Vested	—	—
Forfeited	2,500	1.73
Outstanding at end of period	32,500	$1.73

As of June 30, 2013, there was $32,000 in unrecognized compensation cost related to non-vested outstanding restricted shares. The unrecognized expense is anticipated to be amortized over the next 2.2 years.

There was no restricted share activity during 2012, nor were any restricted shares outstanding during that period.

NOTE 10 – MAJOR CUSTOMERS

Information with respect to two customers, the identities of whom are protected by confidentiality agreements, accounting for sales in excess of 10% of our total sales in either of the years ended June 30, 2013 and 2012, is as follows:

	As of and for the year ended June 30,
	2013				2012
	Sales	Percent of Total	Accounts Receivable	Percent of Total	Sales	Percent of Total	Accounts Receivable	Percent of Total
Customer 1	$5,809,000	47%	$417,000	31%	$5,721,000	33%	$812,000	51%
Customer 2	$722,000	6%	$ 47,000	3%	$6,710,000	39%	$57,000	4%

In December 2009, Customer 2 in the table above, which was our then-largest customer (the “Customer”), informed us that it was in the process of developing, and planned to eventually manufacture, its own surgical devices which were functionally comparable to the products the Company provided to the Customer at that time. Pro-Dex had been the exclusive manufacturer of these products since they were developed. Through May 2012, we provided the Customer with two products and continue to provide repair services for both products. Sales to the Customer for the years ended June 30, 2013 and 2012 were as follows:

	2013	2012
Products	—	$5,010,000
Non-warranty repairs	$722,000	1,700,000
Total	$722,000	$6,710,000

The Customer indicated that its plan was to limit repair requests from us to those units covered by our product warranty. Although the warranty  period for such units has since lapsed and we continue to receive non-warranty repair orders from the Customer, such repair revenue will decline to zero or a negligible amount should the Customer decide to cease placing new repair orders with us.

We continue to implement the steps of a strategic plan, the objectives of which are to identify and capture additional revenue opportunities and concurrently reduce operating costs not critical to revenue growth. There can be no assurance, however, as to either the timing or success of achieving these objectives, which, during any period not achieved, may cause a prolonged material and adverse impact on our business.

Pro-Dex 2013 Annual Report | 37

NOTE 11 – PER SHARE INFORMATION

The difference in the weighted average shares outstanding used in the calculation of basic and diluted per share information for fiscal years 2013 and 2012 is as follows:

	Years Ended June 30,
	2013	2012
Numerators for basic and diluted per share data:
Loss from continuing operations	$(1,864,000)	$(960,000)
Income from discontinued operations	80,000	84,000

Net loss	$(1,784,000)	$(876,000)

Denominators for basic and diluted per share data:
Weighted average common shares outstanding	3,321,732	3,272,350

Shares used in the computation of basic per share data	3,321,732	3,272,350

Basic and diluted per share data:
Loss from continuing operations	$(0.56)	$(0.29)
Income from discontinued operations	0.02	0.02

Net loss	$(0.54)	$(0.27)

Potentially dilutive securities, consisting of options to purchase shares of our common stock as described in Note 9, are not included in the calculation of diluted loss per share for the years ended June 30, 2013 and 2012 due to their anti-dilutive effect.

NOTE 12 – SUBSEQUENT EVENTS

We have evaluated events or transactions that occurred after the balance sheet date of June 30, 2013 and have identified no such events or transactions which required adjustment to, or disclosure in, these Consolidated Financial Statements other than as presented in such financial statements and the Notes thereto, including Note 3, “Discontinued Operations and Real Estate Held For Sale,” Note 4, “Composition of Certain Financial Statement Items,” and Note 8, “Commitments and Contingencies.”

38 | Pro-Dex 2013 Annual Report

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

10.14
Third Amendment to Credit Agreement, dated June 22, 2009, between Pro-Dex, Inc. and Wells Fargo Bank, N.A. (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed July 6, 2009.

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

Pro-Dex 2013 Annual Report | 39

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

40 | Pro-Dex 2013 Annual Report

10.41	Letter from Union Bank, N.A. to Pro-Dex, Inc. dated September 4, 2012 (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed September 4, 2012).

10.42	Waiver of Director Compensation of Nick Swenson, dated February 4, 2013 (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-Q filed February 13, 2013).

10.43	Waiver of Director Compensation of Ray Cabillot, dated February 4, 2013 (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 10-Q filed February 13, 2013).

10.44	Waiver of Director Compensation of William Farrell, dated February 4, 2013 (incorporated herein by reference to Exhibit 10.3 to the Company’s Form 10-Q filed February 13, 2013).

10.45*
Separation Agreement and General Release of All Claims entered into between Pro-Dex, Inc. and Michael J. Berthelot, dated February 25, 2013 (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed February 25, 2013).

10.46*
Employment Arrangement entered into between Pro-Dex, Inc. and Harold A. Hurwitz, dated February 19, 2013 (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed February 25, 2013).

10.47*
Employment Arrangement entered into between Pro-Dex, Inc. and Richard L. Van Kirk, dated April 23, 2013 (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed April 24, 2013).

10.48*
Employment Arrangement entered into between Pro-Dex, Inc. and Richard L. Van Kirk, dated January 6, 2006 (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed April 24, 2013).

10.49*
Change of Control Agreement entered into between Pro-Dex, Inc. and Richard L. Van Kirk dated July 19, 2011 (incorporated herein by reference to Exhibit 10.3 to the Company’s Form 8-K filed April 24, 2013).

10.50
Purchase Agreement, dated April 22, 2013, by and between Pro-Dex, Inc. and Aesthetic and Reconstructive Technologies, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed April 26, 2013).

10.51	Letter from William L. Healey to Mr. Nick Swenson dated June 7, 2013 (incorporated herein by reference to Exhibit 99.1 to the Company’s Form 8-K filed June 12, 2013).

10.52
First Amendment To Lease – July 2013 by and between Irvine Business Properties and Pro-Dex, Inc., dated effective July 1, 2013 (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed July 17, 2013).

21.1	List of Subsidiaries (incorporated herein by reference to Exhibit 21.1 to the Company’s Form 10-KSB filed September 28, 2007).

23	Consent of Independent Registered Public Accounting Firm.

31
Certification of the Chief Executive Officer and Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

Pro-Dex 2013 Annual Report | 41

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRO-DEX INC.

/ s / Harold A. Hurwitz
Harold A. Hurwitz
President, Chief Executive Officer and Director
(Principal Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/ s / Harold A. Hurwitz	September 27, 2013
Harold A. Hurwitz	Date
President, Chief Executive Officer, Treasurer, Chief Financial Officer, Secretary and Director
(Principal Executive Officer, and Principal Financial and Accounting Officer)

/ s / Nicholas J. Swenson	September 27, 2013
Nicholas J. Swenson	Date
Director

/ s / Raymond E. Cabillot	September 27, 2013
Raymond E. Cabillot	Date
Director

William J. Farrell III	Date
Director

/ s / David C. Hovda	September 27, 2013
David C. Hovda	Date
Director

42 | Pro-Dex 2013 Annual Report