Form 10-Q
period 2013-09-30
PRO DEX INC
filed 2013-11-13
CIK 788920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE TRANSITION PERIOD FROM TO .

Commission File Number 0-14942

PRO-DEX, INC.

(Exact name of registrant as specified in its charter)

Colorado (State or Other Jurisdiction of Incorporation or Organization)	84-1261240 (IRS Employer Identification No.)

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

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock outstanding as of the latest practicable date: 3,343,988 shares of Common Stock, no par value, as of October 31, 2013.

INDEX

Pro-Dex, Inc.

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements

PRO-DEX, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30, 2013	June 30, 2013
ASSETS
Current assets:
Cash	$1,829,000	$1,680,000
Accounts receivable, net of allowance for doubtful accounts of $27,000 at September 30, 2013 and $24,000 at June 30, 2013	1,361,000	1,339,000
Unbilled receivables	398,000	244,000
Other current receivables	15,000	32,000
Inventories	3,973,000	3,834,000
Prepaid expenses	139,000	157,000
Income taxes receivable	1,000	2,000
Deferred income taxes	60,000	59,000
Total current assets	7,776,000	7, 347,000
Investments	654,000	370,000
Equipment and leasehold improvements, net	1,926,000	2,065,000
Real estate held for sale	—	733,000
Intangibles	17,000	—
Other assets	80,000	80,000
Total assets	$10,453,000	$10,595,000
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$482,000	$844,000
Accrued expenses	1,147,000	1,276,000
Deferred revenue	212,000	141,000
Income taxes payable	47,000	48,000
Capital lease obligations	6,000	5,000
Total current liabilities	1,894,000	2,314,000
Non-current liabilities:
Deferred income taxes	60,000	59,000
Deferred rent	261,000	270,000
Capital lease obligations	14,000	15,000
Total non-current liabilities	335,000	344,000
Total liabilities	2,229,000	2,658,000
Commitments and contingencies
Shareholders’ equity:
Common shares; no par value; 50,000,000 shares authorized; 3,343,988 shares issued and outstanding at September 30, 2013 and June 30, 2013	17,031,000	17,012,000
Accumulated other comprehensive income	61,000	5,000
Accumulated deficit	(8,868,000)	(9,080,000)
Total shareholders’ equity	8,224,000	7,937,000
Total liabilities and shareholders’ equity	$10,453,000	$10,595,000

See notes to condensed consolidated financial statements.

PRO-DEX, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(unaudited)

	For the Three Months Ended September 30,
	2013	2012
Net sales	$2,555,000	$3,461,000
Cost of sales	1,610,000	2,225,000
Gross profit	945,000	1,236,000
Operating expenses:
Selling expenses	92,000	274,000
General and administrative expenses	457,000	608,000
Research and development costs	375,000	406,000
Total operating expenses	924,000	1,288,000
Income (loss) from continuing operations before items below	21,000	(52,000)
Other expense:
Interest expense	(2,000)	(6,000)
Total other expense	(2,000)	(6,000)
Income (loss) from continuing operations before provision for income taxes	19,000	(58,000)
Provision for income taxes	1,000	1,000
Income (loss) from continuing operations	18,000	(59,000)
Income from discontinued operations, net of provision for income taxes of nil in 2013 and $47,000 in 2012	194,000	42,000
Net income (loss)	$212,000	$(17,000)
Other comprehensive income, net of tax
Unrealized gain from marketable equity investments	56,000	—
Total other comprehensive income	56,000	—
Comprehensive income (loss)	$268,000	$(17,000)
Per share data:
Income (loss) from continuing operations
Basic	$0.00	$(0.02)
Diluted	$0.00	$(0.02)
Income from discontinued operations
Basic	$0.06	$0.01
Diluted	$0.06	$0.01
Net income (loss)
Basic	$0.06	$(0.01)
Diluted	$0.06	$(0.01)
Weighted average shares outstanding - basic	3,344,697	3,279,578
Weighted average shares outstanding - diluted	3,353,447	3,279,578

See notes to condensed consolidated financial statements.

PRO-DEX, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Three Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$212,000	$(17,000)
Adjustments to reconcile net income ( loss) to net cash (used in) operating activities:
Depreciation and amortization	132,000	151,000
Gain on sale of real estate held for sale	(167,000)	—
Allowance for doubtful accounts	3,000	(6,000)
Share-based compensation	20,000	30,000
Changes in:
Accounts receivable and other current receivables	(9,000)	(212,000)
Unbilled receivables	(154,000)	—
Inventories	(139,000)	(691,000)
Prepaid expenses	18,000	20,000
Accounts payable, accrued expenses and deferred rent	(500,000)	511,000
Deferred revenue	71,000	—
Income taxes receivable and payable	1,000	42,000
Net cash used in operating activities	(512,000)	(172,000)
Cash flows from investing activities:
Purchase of investments	(228,000)	—
Purchases of equipment	—	(41,000)
Proceeds from sale of real estate held for sale	900,000	—
Proceeds from sale of equipment	6,000	—
Increase in intangibles	(17,000)	—
Net cash provided by (used in) investing activities	661,000	(41,000)
Cash flows from financing activities:
Principal payments on bank term loan	—	(774,000)
Net cash used in financing activities	—	(774,000)
Net increase (decrease) in cash	149,000	(987,000)
Cash, beginning of period	1,680,000	4,112,000
Cash, end of period	$1,829,000	$3,125,000
Supplemental Information
Cash payments for interest	$2,000	$9,000
Cash payments for income taxes	$—	$—

See notes to condensed consolidated financial statements.

PRO-DEX, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Pro-Dex, Inc. (“we”, “us”, “our”, “Pro-Dex” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-K. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements presented in our Annual Report on Form 10-K for the fiscal year ended June 30, 2013. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results of operations for such interim periods are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended June 30, 2013.

Recent Accounting Standards

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

NOTE 2. COMPOSITION OF CERTAIN FINANCIAL STATEMENT ITEMS

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

	September 30, 2013	June 30, 2013
Raw materials / purchased components	$1,651,000	$1,640,000
Work in process	521,000	572,000
Sub-assemblies / Finished components	1,349,000	1,291,000
Finished goods	452,000	331,000
Total inventories	$3,973,000	$3,834,000

Investments

	September 30, 2013	June 30, 2013
Marketable equity securities	$654,000	370,000

Investments at September 30, 2013 and June 30, 2013 had an aggregate cost basis of $593,000 and $365,000, respectively, gross unrealized gains aggregating $61,000 and $5,000, respectively, and no unrealized losses.

In September 2013, our Board approved a share repurchase program authorizing the Company, at the direction of the Investment Committee of the Board, to repurchase up to 750,000 shares of our common stock under parameters to be determined by the Investment Committee. The repurchase program has no stated expiration date and there have been no purchases under the program.

NOTE 3. WARRANTY

The warranty accrual is based on historical costs of warranty repairs and expected future identifiable warranty expenses, and is included in accrued expenses in the accompanying consolidated balance sheets. As of September 30, 2013 and June 30, 2013, the warranty reserve related to continuing operations amounted to $229,000 and $321,000, respectively. Warranty expenses are included in cost of sales in the accompanying consolidated statements of operations. Changes in estimates to previously established warranty accruals result from current period updates to assumptions regarding repair costs and warranty return rates, and are included in current period warranty expense. Total warranty expense for the three months ended September 30, 2013 and 2012 was $13,000 and $108,000, respectively.

Information regarding the accrual for warranty costs for the three months ended September 30, 2013 and 2012 are as follows:

	Three Months Ended September 30,
	2013	2012
Balances, beginning of period	$321,000	$526,000
Accruals during the period	49,000	149,000
Changes in estimates of prior period accruals	(36,000)	(41,000)
Warranty expenditures	(105,000)	(49,000)
Balances, end of period	$229,000	$585,000

In 2013, we reclassified certain amounts, previously classified as warranty expenditures, to a classification as out-of-warranty repair expenditures, which reclassification had an offsetting effect on the changes in estimates of prior period accruals. The 2012 amounts appearing in the table above have been reclassified to conform to the 2013 presentation. Such reclassifications had no effect on the accompanying condensed consolidated balance sheets or statements of operations.

NOTE 4. NET INCOME (LOSS) PER SHARE

The difference in the weighted average shares outstanding used in the calculation of basic and diluted net income (loss) per share for the three months ended September 30, 2013 and 2012 is as follows:

	Three Months Ended
	September 30,
	2013	2012
Numerators for basic and diluted per share data:
Income (loss) from continuing operations	$18,000	$(59,000)
Income from discontinued operations	194,000	42,000
Net income (loss)	$212,000	$(17,000)
Denominators for basic and diluted per share data:
Basic:
Weighted average common shares outstanding	3,344,697	3,279,578
Shares used in the computation of basic per share data	3,344,697	3,279,578
Diluted:
Shares used in the computation of basic per share data	3,344,697	3,279,578
Net shares assumed issued using the treasury stock method for outstanding common stock options	8,750	—
Shares used in the computation of diluted per share data	3,353,447	3,279,578
Basic and diluted per share data:
Income (loss) from continuing operations
Basic	$0.00	$(0.02)
Diluted	$0.00	$(0.02)
Income from discontinued operations
Basic	$0.06	$0.01
Diluted	$0.06	$0.01
Net income (loss)
Basic	$0.06	$(0.01)
Diluted	$0.06	$(0.01)

Potentially dilutive securities, consisting of outstanding options to purchase 86,669 shares of our common stock at strike prices above their weighted average market value, are not included in the 2013 calculation of diluted income per share due to their anti-dilutive effect. All outstanding options to purchase shares of our common stock, as described in Note 8, are not included in the 2012 calculation of diluted loss per share due to their anti-dilutive effect.

NOTE 5. BANK DEBT

In February 2011, we entered into a credit facility agreement with Union Bank, N.A. that provided for the following:

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

On August 30, 2012, we notified the bank of our intent to terminate the credit facility agreements and on September 24, 2012, we repaid the entire principal balance of the term loan, amounting to $685,000, and the credit facility agreements were terminated.

As a result of the foregoing, we no longer have a credit facility with a financial institution.

NOTE 6. DISCONTINUED OPERATIONS AND REAL ESTATE HELD FOR SALE

In February 2012, we completed the sale of our fractional horsepower motor product line, operating under the name Pro-Dex Astromec (“Astromec”) and located in Carson City, Nevada, to SL Montevideo Technology, Inc. (“MTI”), a wholly owned subsidiary of SL Industries, Inc., pursuant to an Asset Purchase Agreement (the “APA”).

Under the terms of the APA, we may also receive earnout payments based on revenues generated from the sale of (i) Astromec products and (ii) MTI products to Astromec prospects (defined in the APA) (collectively, the “Earnout Sales Base”). Such earnout payments, if and when earned, are paid by MTI to us within 30 days following the end of each of our fiscal quarters during the three years subsequent to the February 2012 closing date, and amount to 6%, 4% and 2% of the Earnout Sales Base in the first, second and third such years, respectively. The earnout payments are recognized in the quarter in which we become entitled to receive them. For the three months ended September 30, 2013 and 2012, we recognized income from earnout payments of $29,000 and $47,000, respectively, and have recognized an aggregate of $290,000 in income from such earnout payments since the February 2012 closing date.

In addition, as a result of the sale of the Astromec product line, we listed for sale the land and building constituting the facility in Carson City, Nevada, which was presented as real estate held for sale in the June 30, 2013 consolidated balance sheets with an aggregate carrying amount of $733,000. On April 22, 2013, we entered into a Purchase Agreement with Aesthetic and Reconstructive Technologies, Inc., a Nevada corporation, whereby we agreed to sell the Carson City facility described above. On July 5, 2013 we completed the sale and closed the Purchase Agreement in conformity with its terms. The sales price of the property was $980,000, of which we received net proceeds of $900,000, after deductions for expenses related to the sale, primarily consisting of broker commissions and fees, aggregating approximately $80,000, resulting in a gain of $167,000.

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

	Three Months Ended September 30,
	2013	2012
Revenues	$29,000	$47,000
Income before provision for income taxes	$194,000	$42,000

Information regarding Astromec assets and liabilities included in the accompanying consolidated balance sheets is as follows:

	September 30, 2013	June 30, 2013
Accounts receivable	$29,000	$31,000
Accrued expenses	$2,000	$5,000

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

Significant management judgment is required in determining our provision for income taxes and the recoverability of our deferred tax assets. Such determination is based primarily on our historical taxable income or loss, with some consideration given to our estimates of future taxable income or loss by jurisdictions in which we operate and the period over which our deferred tax assets would be recoverable. Due to cumulative taxable losses during the past three years, we maintained a valuation allowance of $3.4 million against our deferred tax assets as of June 30, 2013.

As of September 30, 2013, we have accrued $355,000 of unrecognized tax benefits related to federal and state income tax matters. The amount that would reduce the Company’s income tax expense if recognized and result in a corresponding decrease in the Company’s effective tax rate is $47,000.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at July 1, 2013	$347,000
Additions based on tax positions related to the current year	8,000
Additions for tax positions of prior years
Reductions for tax positions of prior years
Balance at September 30, 2013	$355,000

We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense when applicable. As of September 30, 2013 no interest or penalties applicable to our unrecognized tax benefits have been accrued since we have sufficient tax attributes available to fully offset any potential assessment of additional tax.

Pro-Dex and its subsidiaries are subject to U.S. federal income tax, as well as income tax of multiple state tax jurisdictions. We are currently open to audit under the statute of limitations by the Internal Revenue Service for the years ended June 30, 2011 and later. Our state income tax returns are open to audit under the statute of limitations for the years ended June 30, 2010 and later. We do not anticipate a significant change to the total amount of unrecognized tax benefits within the next 12 months.

NOTE 8. SHARE-BASED COMPENSATION

We have two equity compensation plans, the Second Amended and Restated 2004 Stock Option Plan (the “Employees Stock Option Plan”) and the Amended and Restated 2004 Directors Stock Option Plan (the “Directors Stock Option Plan”) (collectively, the “Stock Option Plans”), pursuant to which (i) options to purchase shares of common stock, or (ii) restricted shares of common stock, may be granted up to an aggregate amount of 1,333,333 common shares, with 1,066,667 and 266,666 shares distributed between the Employees Stock Option Plan and the Directors Stock Option Plan, respectively. The Stock Option Plans are substantially similar, providing for a strike price equal to the closing price for a share of our common stock as of the last business day immediately prior to the grant date, vesting periods as determined by the Board for the Employees Stock Option Plan and six months for the Directors Stock Option Plan, and terms of up to ten years, subject to forfeit 30 days after the holder ceases to be an employee or 90 days after the holder ceases to be director, as the case may be. At September 30, 2013, 503,330 and 173,334 shares under the Employees Stock Option Plan and the Directors Stock Option Plan, respectively, are available to grant in future years. Share-based compensation expense under the Stock Option Plans for the three months ended September 30, 2013 and 2012 was $20,000 and $30,000, respectively.

Stock Options

The following assumptions were used in the calculation of share-based compensation expense for options granted during the three months ended September 30, 2012:

Dividend rate	None
Price volatility	87%
Risk-free interest rate	0.9%
Expected life	6.0 years

No options were granted during the three months ended September 30, 2013.

As of September 30, 2013, there was an aggregate of $48,000 of unrecognized compensation cost under the Stock Option Plans related to 54,000 non-vested outstanding stock options with a per share weighted average value of $1.40. The unrecognized expense is anticipated to be recognized on a straight-line basis over a weighted average period of 1.5 years. Following is a summary of stock option activity for the three months ended September 30, 2013 and 2012:

	2013		2012
		Weighted-		Weighted-
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price

Outstanding at beginning of period	292,504	$2.35	591,672	$2.48
Granted	—	—	35,000	1.73
Exercised	(804)	1.80	—	—
Forfeited	(97,531)	2.35	(13,334)	7.74
Outstanding at end of period	194,169	$2.36	613,338	$2.33
Exercisable at end of period	139,729	$2.57	268,893	$2.84
Weighted-average fair value per option granted during the period		$—		$1.25

Following is a summary of information regarding options outstanding and options exercisable at September 30, 2013:

	Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding	Average Contractual Life	Average Exercise Price	Aggregate Intrinsic Value	Number Outstanding	Average Remaining Contractual Life	Average Exercise Price	Aggregate Intrinsic Value
$1.35 to $2.34….	172,500	8.11	$$1.87	$24,625	118,060	7.93	$1.90	$14,309
$2.35 to $5.62….	11,668	1.58	5.24	$—	11,668	1.58	5.24	$—
$5.63 to $7.76….	10,001	1.99	7.33	$—	10,001	1.99	7.33	$—
Total	194,169	7.40	$$2.36	$24,625	139,729	6.97	$2.57	$14,309

Restricted Stock

The following is a summary of restricted share activity for the three months ended September 30, 2013 and 2012:

	2013		2012
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value
Outstanding at beginning of year	32,500	$1.73	—
Granted	—	—	35,000	$ 1.73
Vested	(9,166)	1.73	—	—
Forfeited	(5,000)	1.73	—	—
Outstanding at end of period	18,334	$1.73	35,000	$1.73

As of September 30, 2013, there was $25,000 in unrecognized compensation cost related to non-vested outstanding restricted shares. The unrecognized expense is anticipated to be amortized over the next 2.0 years.

NOTE 9. MAJOR CUSTOMERS

Information with respect to two customers who accounted for sales in excess of 10% of our total sales in either of the three-month periods ended September 30, 2013 or 2012 is as follows:

	As of and for the Three Months Ended September 30,
	2013				2012
	Sales	Percent of Total	Accounts Receivable	Percent of Total	Sales	Percent of Total	Accounts Receivable	Percent of Total
Customer 1	$1,096,000	42%	$519,000	38%	$1,936,000	56%	$1,082,000	59%
Customer 2	$279,000	11%	$236,000	17%	$95,000	3%	—	—

NOTE 10. COMMITMENTS AND CONTINGENCIES

Change of Control Agreements

In June 2012, a group of our shareholders nominated a slate of three director nominees (the “AO Nominees”) to run in opposition to the slate of five director nominees placed into nomination by our then-incumbent Board of Directors (the “Pro-Dex Nominees”). At our January 17, 2013 Annual Meeting of Shareholders (the “2012 Annual Meeting”), our shareholders elected the three AO Nominees and two Pro-Dex Nominees, only one of whom was an incumbent member of our Board of Directors, to fill the five seats on our new Board of Directors. As a result, the Board of Directors elected at our 2012 Annual Meeting was composed of four new members and one continuing member.

The degree of change in composition of our Board as described above constituted a “change of control” as that term is defined in existing change of control agreements we previously entered into with members of senior management (“Change of Control Agreements”). The Change of Control Agreements provide that, if the individual’s employment with us involuntarily terminates (as such term is defined in the Change of Control Agreements) within 12 months after a change of control, the individual will receive, subject to signing a release of claims, (i) a lump sum amount equal to 30 weeks base compensation of the individual at the time of such termination and (ii) 100% Company-paid insurance coverage as provided to the individual immediately prior to his termination of employment for a period equal to the earlier of (i) 12 months following termination or (ii) until the individual becomes covered under another employer’s insurance plan. In addition, the individual shall be entitled to receive bonus or compensation award payments, if any, in accordance with the terms of our incentive compensation plans in which the individual was an eligible participant at the time of the termination. We have Change of Control Agreements with our Chief Executive Officer and Chief Financial Officer, Harold A. Hurwitz, and our Chief Operating Officer, Richard L. Van Kirk, who could be entitled to benefits under such Agreements in the event of termination under the conditions described above and whose annual base compensation aggregates $405,000. Such Change of Control Agreements expire in July 2014.

Legal Matters

In February 2011, we became aware of a report entitled “Site Discovery Report, Southeast Santa Ana Project DTSC – Cypress Region,” dated February 2010 (the “Report”), that was prepared by the Cypress regional office of the Cal/EPA Department of Toxic Substances Control (“DTSC”) for Region 9 of the U.S. Environmental Protection Agency (“USEPA”) under an agreement between the two agencies. The purpose of the Report was to identify sites within an area of southeast Santa Ana, California that may be sources of groundwater contamination previously detected in that area. The Report identified 25 sites, including our former Santa Ana site, for further screening by DTSC staff. DTSC has informed us that no further evaluation of our former site has taken place subsequent to the Report’s issuance. It is uncertain whether future developments, if any, from DTSC’s screening process would have any application to our former site.

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

NOTE 12. SUBSEQUENT EVENTS

We have evaluated events or transactions that occurred after the balance sheet date of September 30, 2013 and have identified no such events or transactions which required adjustment to, or disclosure in, these Condensed Consolidated Financial Statements other than as presented in such financial statements and the Notes thereto.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

COMPANY OVERVIEW

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of the results of operations and financial condition of Pro-Dex, Inc. (“Company”, “Pro-Dex”, “we”, “our” or “us”) for the three-month periods ended September 30, 2013 and 2012. This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and the Notes thereto included elsewhere in this report. This report contains certain forward-looking statements and information. The cautionary statements included herein should be read as being applicable to all related forward-looking statements wherever they may appear. Our actual future results could differ materially from those discussed herein.

Except for the historical information contained herein, the matters discussed in this report, including, but not limited to, discussions of our product development plans, business strategies and market factors influencing our results, are forward-looking statements that involve certain risks and uncertainties. Actual results may differ from those anticipated by us as a result of various factors, both foreseen and unforeseen, including, but not limited to, our ability to continue to develop new products and increase sales in markets characterized by rapid technological evolution, consolidation within our target marketplace and among our competitors, and competition from larger, better capitalized competitors. Many other economic, competitive, governmental and technological factors could impact our ability to achieve our goals. You are urged to review the risks, uncertainties and other cautionary language described in this report, as well as in our other public disclosures and reports filed with the Securities and Exchange Commission (“SEC”) from time to time, including, but not limited to, the risks, uncertainties and other cautionary language discussed in our Annual Report on Form 10-K for our fiscal year ended June 30, 2013.

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

Our principal headquarters are located at 2361 McGaw Avenue, Irvine, California 92614 and our phone number is (949) 769-3200. Our Internet address is www.pro-dex.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, amendments to those reports and other SEC filings, are available free of charge through our website as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC. In addition, our Code of Ethics and other corporate governance documents may be found on our website at the Internet address set forth above. Our filings with the SEC may also be read and copied at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov and company specific information at www.sec.gov/edgar/searchedgar/companysearch.html.

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

Warranties

Certain of our products are sold with a warranty that provides for repairs or replacement of any defective parts for a period, generally one or two years, after the sale. At the time of the sale, we accrue an estimate of the cost of providing the warranty based on prior experience with factors such as return rates and repair costs, which factors are reviewed quarterly.

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

Accounts Receivable and Unbilled Receivables

Trade receivables are stated at their original invoice amounts, less an allowance for doubtful accounts. Management determines the allowance for doubtful accounts based on facts and circumstances related to specific accounts, and on historical experience related to the age of accounts. Trade receivables are written off when deemed uncollectible. Recoveries of trade receivables previously reserved are offset against the allowance when received.

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

Equipment and leasehold improvements

We review the recoverability of equipment and leasehold improvements when events or changes in circumstances occur that indicate carrying values may not be recoverable.

Intangibles

Intangibles consist of legal fees incurred in connection with patent applications, and will be amortized over the life of the applicable patent upon its issuance.

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

Income Taxes

We recognize deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of our assets and liabilities along with net operating loss and tax credit carryovers. Deferred tax assets at September 30, 2013 and June 30, 2013 consisted primarily of basis differences related to research and development tax credit utilization, net operating loss carryovers, intangible assets, accrued expenses and inventories.

Significant management judgment is required in determining our provision for income taxes and the recoverability of our deferred tax assets. Such determination is based on our historical taxable income or loss, with consideration given to our estimates of future taxable income or loss and the periods over which deferred tax assets will be recoverable. We record a valuation allowance against deferred tax assets to reduce the net carrying value to an amount that we believe is more likely than not to be realized. When we establish or reduce the valuation allowance against deferred tax assets, the provision for income taxes will increase or decrease, respectively, in the period such determination is made. At September 30, 2013 and June 30, 2013, we maintained a valuation allowance against the entire balance of our deferred tax assets, net of deferred tax liabilities.

Description of Business

The majority of our revenue is derived from designing, developing and manufacturing surgical devices for the medical device and dental industries and motion control software and hardware for industrial and scientific applications. The proportion of total sales by customer type is as follows:

	Three Months Ended September 30,
	2013		2012
	(Dollars in thousands)
Customer type
Medical	$1,646	65%	$2,369	68%
Industrial	520	20%	761	22%
Dental	313	12%	206	6%
Government and other	76	3%	125	4%
Total sales	$2,555	100%	$3,461	100%

Certain of our medical device products utilize proprietary designs developed by us under exclusive development and supply agreements. All of our medical device products utilize proprietary manufacturing methods and know-how, and are manufactured in our Irvine, California facility, as are our dental products, which are sold primarily to original equipment manufacturers and dental product distributors. We design and manufacture embedded multi-axis motion controllers in our facility in Beaverton, Oregon.

At September 30, 2013, we had a backlog of $5.8 million. We may experience variability in our new order bookings due to various reasons, including, but not limited to, the timing of major new product launches and customer planned inventory builds. However, we do not typically experience seasonal fluctuations in our shipments and revenues.

RESULTS OF OPERATIONS

Comparison of the three-months ended September 30, 2013 and 2012

The following table sets forth financial data and the percentage of net sales of our operating results:

	Three Months Ended September 30,
	2013		2012
	Dollars in thousands
Net sales	$2,555	100%	$3,461	100%
Cost of sales	1,610	63%	2,225	64%
Gross profit	945	37%	1,236	36%
Selling expenses	92	3%	274	8%
General and administrative expenses	457	18%	608	18%
Research and development costs	375	15%	406	12%
Income (loss) from continuing operations before items below	21	1%	(52)	-2%
Interest expense	(2)	0%	(6)	0%
Income (loss) before provision for income taxes	19	1%	(58)	-2%
Provision for income taxes	1	0%	1	0%
Income (loss) from continuing operations	18	1%	(59)	-2%
Income from discontinued operations	194	7%	42	1%
Net income (loss)	$212	8%	$(17)	-1%

Net sales for the three months ended September 30, 2013 decreased $906,000, or 26%, to $2.6 million from $3.5 million for the three months ended September 30, 2012. Contributing to this decrease was a reduction, amounting to $840,000, in sales of our medical device products to our largest customer, partially offset by an increase, amounting to $117,000, in sales to other medical device product customers, and a decrease, amounting to $265,000, in sales of our motion control products.

Gross profit for the three months ended September 30, 2013 decreased $291,000, or 24%, to $945,000 from $1.2 million in 2012, resulting primarily from the decrease in sales volume described above, partially offset by a reduction in warranty costs. As a percentage of sales, gross margin increased to 37% from 36% for the corresponding period in 2012. This increase resulted primarily from favorable changes in production efficiency.

Selling expenses decreased $182,000, or 66%, to $92,000 for the three months ended September 30, 2013, from $274,000 for the corresponding period in 2012. This decrease is attributable primarily to decreases in employee compensation costs of $109,000, advertising expenses of $42,000 and in travel and tradeshow expenses of $15,000.

General and administrative expenses decreased $151,000, or 25%, to $457,000 for the three months ended September 30, 2013, from $608,000 for the corresponding period in 2012, due primarily to decreases in employee compensation expenses of $77,000, and external reporting expenses of $65,000.

Research and development costs, which include costs related to development of new products and enhancements to existing products, decreased by $31,000, or 8%, to $375,000 for the three months ended September 30, 2013, from $406,000 for the three months ended September 30, 2012 due primarily to the utilization of engineering resources in contractual revenue-producing activities of $79,000, offset by increased employee compensation expense of $54,000 related to headcount additions, including our Vice President of Engineering, made in the second half of fiscal year 2013.

Interest expense for the three months ended September 30, 2013 was $2,000, compared to $6,000 for the three months ended September 30, 2012. This decrease was due to the repayment, in September 2012, of the then-entire outstanding balance of the Company’s bank term loan.  (See Note 5 of Notes to Condensed Consolidated Financial Statements contained elsewhere in this report.)

The effective tax rates for the three-month periods ended September 30, 2013 and 2012 were lower than statutory tax rates due to our inability to fully recognize the benefits of federal and state loss carryforwards prior to their utilization. (See Note 7 of Notes to Condensed Consolidated Financial Statements contained elsewhere in this report.)

As a result of the foregoing, income from continuing operations for the three months ended September 30, 2013 was $18,000, as compared to a loss of $59,000 for the three months ended September 30, 2012.

Liquidity and Capital Resources

The following table presents selected financial information as of September 30, 2013 and June 30, 2013:

	September 30, 2013	June 30, 2013
Cash and cash equivalents	$1,829,000	$1,680,000
Working capital	$5,882,000	$5,033,000
Cash and cash equivalents, net of capital lease obligations	$1,809,000	$1,660,000

Net cash used in operating activities during the three months ended September 30, 2013 amounted to $512,000. Uses of cash arose from (a) a decrease in accounts payable and accrued liabilities, aggregating $500,000, due primarily to payments for inventory purchases during the quarter ended June 30, 2013 and lower expenditure levels for inventory purchases and operating expenses during the quarter ended September 30, 2013 as compared to the quarter ended June 30, 2013, (b) an increase in inventory of $139,000 related primarily to the purchase of components required to fulfill firm customer purchase orders in backlog as well as repair and warranty orders, and to build our stock of components related to certain of our products with the objective of shortening lead times when forecasted purchase orders are received, (c) an increase of $154,000 in unbilled receivables related to the development phase of certain contracts that have not yet reached the billable stage under the completed contract method of accounting, and (d) an increase of $9,000 in accounts receivable and other current receivables. Sources of cash arose from (a) a $71,000 increase in deferred revenue related to contractual payments made to us by customers in advance of our ability to recognize such payments as revenue, and (b) decreases in prepaid expenses and income taxes receiveable of $18,000 and $1,000, respectively.

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

Net cash provided by investing activities for the three months ended September 30, 2013 was $661,000. This increase was due primarily to proceeds of $900,000 from the sale of land and building we owned in Carson City, Nevada that housed our former Astromec operations, partially offset by additions of $228,000 we made to our investments in marketable equity securities in conformity with our surplus capital investment policy (see “Surplus Capital Investment Policy” below). Net cash used in investing activities for the three months ended September 30, 2012 was $41,000 and consisted primarily of capital expenditures for manufacturing equipment.

Net cash used in financing activities for the three months ended September 30, 2013 was nil. Net cash used in financing activities for the three months ended September 30, 2012 was $774,000, and was due primarily to our payment, in September 2012, of the remaining balance due, amounting to $685,000, on the Union Bank term loan, fully retiring such indebtedness (see Note 5 of Notes to Condensed Consolidated Financial Statements and “Changes in Bank Debt and Credit Facilities” below).

We believe that existing cash balances and cash flows from operations will be sufficient to fund operations for the next twelve months.

Changes in Bank Debt and Credit Facilities

As more fully described in Note 5 of Notes to Condensed Consolidated Financial Statements contained elsewhere in this report, in February 2011, we entered into a credit facility agreement with Union Bank that provided for (a) a revolving credit line of up to $1.5 million, (b) a non-revolving credit line of up to $350,000 for the purchase of equipment, and (c) a term loan of $1.25 million.

On August 30, 2012, we notified the bank of our intent to terminate the credit facility agreements and on September 24, 2012, we repaid the entire principal balance of the term loan, amounting to $685,000 and the credit facility agreements were terminated.

As a result of the foregoing, we no longer have a credit facility with a financial institution. Should we be unable to achieve anticipated cash flows from operations, we may be required to seek new financing. However, there is no assurance that such financing will be available on acceptable terms, if at all.

Reduction in Directors’ Compensation

At our 2012 Annual Meeting held on January 17, 2013, our shareholders elected four new members to our Board of Directors. At a meeting of the newly constituted Board on February 4, 2013, three of those newly elected directors, Messrs. Swenson, Cabillot and Farrell, each opted to waive, through the date of our 2013 Annual Meeting of Shareholders, (a) receipt of stock options they were otherwise entitled to receive under the provisions of the directors’ compensation plan then in effect (the “2010 Plan”), and (b) any cash retainers or meeting fees they were otherwise entitled to receive under the 2010 Plan in excess of $200 per meeting and $2,000 per year.

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

The composition of the Investment Committee is Messrs. Swenson (Chair) and Cabillot, both of whom are members of our Board of Directors, and Mr. Hurwitz, Chief Executive Officer and Chief Financial Officer.

In June 2013, the Investment Committee approved investments aggregating $500,000, and approved an additional $500,000 in July 2013. At September 30, 2013, $592,000 had been invested in marketable public equity securities, having a market value at September 30, 2013 of $654,000 and $408,000 was invested in money market funds.

In September 2013, our Board approved a share repurchase program authorizing the Company, at the direction of the Investment Committee, to repurchase up to 750,000 shares of our common stock under parameters to be determined by the Investment Committee. The repurchase program has no stated expiration date and there have been no purchases under the program.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer (the principal executive officer and principal financial officer, respectively) conducted an evaluation of the design and operation of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation as of September 30, 2013, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2013, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

In February 2011, we became aware of a report entitled “Site Discovery Report, Southeast Santa Ana Project DTSC – Cypress Region,” dated February 2010 (the “Report”), that was prepared by the Cypress regional office of the Cal/EPA Department of Toxic Substances Control (“DTSC”) for Region 9 of the U.S. Environmental Protection Agency (“USEPA”) under an agreement between the two agencies. The purpose of the Report was to identify sites within an area of southeast Santa Ana, California that may be sources of groundwater contamination previously detected in that area. The Report identified 25 sites, including our former Santa Ana site, for further screening by DTSC staff. DTSC has informed us that no further evaluation of our former site has taken place subsequent to the Report’s issuance. It is uncertain whether future developments, if any, from DTSC’s screening process would have any application to our former site.

In general, we are from time to time a party to various legal proceedings incidental to our business, none of which we consider may be material. There can be no certainty, however, that we may not ultimately incur liability or that such liability will not be material and adverse.

Item 1A. Risk Factors.

In addition to the information set forth in this report, you should carefully consider the risk factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for our fiscal year ended June 30, 2013. The risks discussed in this report and in our Annual Report on Form 10-K could materially affect our business, financial condition and future results. The risks discussed in this report and in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6.  Exhibits.

Exhibits:

10.1	First Amendment To Lease – July 2013 by and between Irvine Business Properties and Pro-Dex, Inc., dated effective July 1, 2013.

31	Certification of Chief Executive Officer and Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Date: November 13, 2013	Date: November 13, 2013

PRO-DEX INC.	PRO-DEX INC.
By: / s / Harold A. Hurwitz	By: / s / Harold A. Hurwitz

Harold A. Hurwitz	Harold A. Hurwitz
Chief Executive Officer	Secretary and Chief Financial Officer
(Principal Executive Officer)	(Principal Financial and Accounting Officer)