Form 10-Q
period 2013-12-31
PRO DEX INC
filed 2014-02-06
CIK 788920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 2013rad

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

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock outstanding as of the latest practicable date: 3,342,321 shares of Common Stock, no par value, as of January 31, 2014.

INDEX

Pro-Dex, Inc.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

PRO-DEX, INC. and SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	December 31, 2013	June 30, 2013
ASSETS
Current assets:
Cash and cash equivalents	$1,554,000	$1,680,000
Accounts receivable, net of allowance for doubtful accounts of $31,000 at December 31, 2013 and $24,000 at June 30, 2013	1,580,000	1,339,000
Unbilled receivables	611,000	244,000
Other current receivables	43,000	32,000
Inventories	3,552,000	3,834,000
Prepaid expenses	168,000	157,000
Income taxes receivable	7,000	2,000
Deferred income taxes	60,000	59,000
Total current assets	7,575,000	7, 347,000
Investments	903,000	370,000
Equipment and leasehold improvements, net	1,794,000	2,065,000
Real estate held for sale	—	733,000
Intangibles	40,000	—
Other assets	77,000	80,000
Total assets	$10,389,000	$10,595,000
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$626,000	$844,000
Accrued expenses	1,089,000	1,276,000
Deferred revenue	247,000	141,000
Income taxes payable	48,000	48,000
Capital lease obligations	7,000	5,000
Total current liabilities	2,017,000	2,314,000
Non-current liabilities:
Deferred income taxes	60,000	59,000
Deferred rent	253,000	270,000
Capital lease obligations	12,000	15,000
Total non-current liabilities	325,000	344,000
Total liabilities	2,342,000	2,658,000
Commitments and contingencies
Shareholders’ equity:
Common shares; no par value; 50,000,000 shares authorized; 3,342,321 and 3,348,184 shares issued and outstanding at December 31, 2013 and June 30, 2013, respectively	17,044,000	17,012,000
Accumulated other comprehensive income	209,000	5,000
Accumulated deficit	(9,206,000)	(9,080,000)
Total shareholders’ equity	8,047,000	7,937,000
Total liabilities and shareholders’ equity	$10,389,000	$10,595,000

See notes to unaudited condensed consolidated financial statements.

PRO-DEX, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

	For the Three Months Ended December 31,
	2013	2012
Net sales	$2,640,000	$3,007,000
Cost of sales	2,091,000	1,974,000
Gross profit	549,000	1,033,000
Operating expenses:
Selling expenses	139,000	322,000
General and administrative expenses	422,000	627,000
Research and development costs	364,000	464,000
Total operating expenses	925,000	1,413,000
Loss from continuing operations before items below	(376,000)	(380,000)
Other expense (income):
Interest expense	2,000	—
Interest income	(10,000)	—
Loss from disposal of equipment	6,000	—
Total other expense (income)	(2,000)	—
Loss from continuing operations before benefit from income taxes	(374,000)	(380,000)
Benefit from income taxes	(36,000)	(16,000)
Loss from continuing operations	(338,000)	(364,000)
Income from discontinued operations, net of provision for income taxes of $36,000 in 2013 and $21,000 in 2012	—	16,000
Net loss	(338,000)	(348,000)
Other comprehensive income, net of tax
Unrealized gain from marketable equity investments	148,000	—
Total other comprehensive income	148,000	—
Comprehensive loss	$(190,000)	$(348,000)
Per share data:
Loss from continuing operations
Basic	$(0.10)	$(0.11)
Diluted	$(0.10)	$(0.11)
Income from discontinued operations
Basic	$—	$—
Diluted	$—	$—
Net loss
Basic	$(0.10)	$(0.11)
Diluted	$(0.10)	$(0.11)
Weighted average shares outstanding - basic	3,343,499	3,319,180
Weighted average shares outstanding - diluted	3,343,499	3,319,180

See notes to unaudited condensed consolidated financial statements.

PRO-DEX, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(unaudited)

	For the Six Months Ended December 31,
	2013	2012
Net sales	$5,194,000	$6,468,000
Cost of sales	3,700,000	4,199,000
Gross profit	1,494,000	2,269,000
Operating expenses:
Selling expenses	231,000	596,000
General and administrative expenses	878,000	1,234,000
Research and development costs	740,000	870,000
Total operating expenses	1,849,000	2,700,000
Loss from continuing operations before items below	(355,000)	(431,000)
Other expense (income):
Interest expense	4,000	(6,000)
Interest income	(10,000)	—
Loss from disposal of equipment	6,000	—
Total other expense (income)	—	(6,000)
Loss from continuing operations before provision for income taxes	(355,000)	(437,000)
Benefit from income taxes	(35,000)	(19,000)
Loss from continuing operations	(320,000)	(418,000)
Income from discontinued operations, net of provision for income taxes of $36,000 in 2013 and $25,000 in 2012	194,000	53,000
Net loss	(126,000)	(365,000)
Other comprehensive income, net of tax
Unrealized gain from marketable equity investments	204,000	—
Total other comprehensive income	204,000	—
Comprehensive income (loss)	$78,000	$(365,000)
Per share data:
Loss from continuing operations
Basic	$(0.10)	$(0.13)
Diluted	$(0.10)	$(0.13)
Income from discontinued operations
Basic	$0.06	$0.02
Diluted	$0.06	$0.02
Net loss
Basic	$(0.04)	$(0.11)
Diluted	$(0.04)	$(0.11)
Weighted average shares outstanding - basic	3,344,098	3,299,379
Weighted average shares outstanding - diluted	3,344,098	3,299,379

See notes to unaudited condensed consolidated financial statements.

PRO-DEX, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Six Months Ended December 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(126,000)	$(365,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	283,000	298,000
Gain on sale of real estate held for sale	(167,000)	—
Allowance for doubtful accounts	7,000	(3,000)
Share-based compensation	31,000	65,000
Changes in:
Accounts receivable and other current receivables	(259,000)	440,000
Unbilled receivables	(367,000)	—
Inventories	282,000	(724,000)
Prepaid expenses and other assets	(8,000)	(65,000)
Accounts payable, accrued expenses and deferred rent	(422,000)	(512,000)
Deferred revenue	106,000	36,000
Income taxes receivable and payable	(6,000)	39,000
Net cash used in operating activities	(646,000)	(791,000)
Cash flows from investing activities:
Purchase of investments	(329,000)	—
Purchases of equipment	(15,000)	(48,000)
Proceeds from sale of real estate held for sale	900,000	—
Proceeds from sale of equipment	6,000	—
Increase in intangibles	(40,000)	—
Net cash provided by (used in) investing activities	522,000	(48,000)
Cash flows from financing activities:
Proceeds from exercise of stock options	—	50,000
Principal payments on capital lease and bank term loan	(2,000)	(774,000)
Net cash used in financing activities	(2,000)	(724,000)
Net decrease in cash	(126,000)	(1,563,000)
Cash, beginning of period	1,680,000	4,112,000
Cash, end of period	$1,554,000	$2,549,000
Supplemental Information
Cash payments for interest	$4,000	$9,000
Cash payments for income taxes	$7,000	$5,000

See notes to unaudited condensed consolidated financial statements.

PRO-DEX, INC. and SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 2. COMPOSITION OF CERTAIN FINANCIAL STATEMENT ITEMS

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

	December 31, 2013	June 30, 2013
Raw materials / purchased components	$1,538,000	$1,640,000
Work in process	499,000	572,000
Sub-assemblies / Finished components	1,139,000	1,291,000
Finished goods	376,000	331,000
Total inventories	$3,552,000	$3,834,000

Investments

	December 31, 2013	June 30, 2013
Marketable equity securities	$903,000	$370,000

Investments at December 31, 2013 and June 30, 2013 had an aggregate cost basis of $694,000 and $365,000, respectively, gross unrealized gains aggregating $209,000 and $5,000, respectively, and no unrealized losses.

NOTE 3. WARRANTY

The warranty accrual is based on historical costs of warranty repairs and expected future identifiable warranty expenses, and is included in accrued expenses in the accompanying consolidated balance sheets. As of December 31, 2013 and June 30, 2013, the warranty reserve related to continuing operations amounted to $200,000 and $321,000, respectively. Warranty expenses are included in cost of sales in the accompanying consolidated statements of operations. Changes in estimates to previously established warranty accruals result from current period updates to assumptions regarding repair costs and warranty return rates, and are included in current period warranty expense. Total warranty expense for the three months ended December 31, 2013 and 2012 was $16,000 and $22,000, respectively, and for the six months ended December 31, 2013 and 2012 was $29,000 and $130,000, respectively.

Information regarding the accrual for warranty costs for the three and six months ended December 31, 2013 and 2012 are as follows:

	Three Months Ended December 31,
	2013	2012
Balances, beginning of period	$229,000	$585,000
Accruals during the period	47,000	38,000
Changes in estimates of prior period accruals	(31,000)	(16,000)
Warranty expenditures	(45,000)	(246,000)
Balances, end of period	$200,000	$361,000

	Six Months Ended December 31,
	2013	2012
Balances, beginning of period	$321,000	$526,000
Accruals during the period	96,000	186,000
Changes in estimates of prior period accruals	(67,000)	(56,000)
Warranty expenditures	(150,000)	(295,000)
Balances, end of period	$200,000	$361.000

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

NOTE 4. NET INCOME (LOSS) PER SHARE

The difference in the weighted average shares outstanding used in the calculation of basic and diluted net income (loss) per share for the three and six months ended December 31, 2013 and 2012 is as follows:

	Three Months Ended December 31,
	2013	2012
Numerators for basic and diluted per share data:
Loss from continuing operations	$(338,000)	$(364,000)
Income from discontinued operations	—	16,000
Net loss	$(338,000)	$(348,000)
Denominators for basic and diluted per share data:
Basic:
Weighted average common shares outstanding	3,343,499	3,319,180
Shares used in the computation of basic per share data	3,343,499	3,319,180
Diluted:
Shares used in the computation of basic per share data	3,343,499	3,319,180
Net shares assumed issued using the treasury stock method for outstanding common stock options	—	—
Shares used in the computation of diluted per share data	3,343,499	3,319,180
Basic and diluted per share data:
Loss from continuing operations
Basic	$(0.10)	$(0.11)
Diluted	$(0.10)	$(0.11)
Income from discontinued operations
Basic	$—	$—
Diluted	$—	$—
Net loss
Basic	$(0.10)	$(0.11)
Diluted	$(0.10)	$(0.11)

	Six Months Ended
	December 31,
	2013	2012
Numerators for basic and diluted per share data:
Loss from continuing operations	$(320,000)	$(418,000)
Income from discontinued operations	194,000	53,000
Net loss	$(126,000)	$(365,000)
Denominators for basic and diluted per share data:
Basic:
Weighted average common shares outstanding	3,344,098	3,299,379
Shares used in the computation of basic per share data	3,344,098	3,299,379
Diluted:
Shares used in the computation of basic per share data	3,344,098	3,299,379
Net shares assumed issued using the treasury stock method for outstanding common stock options	0	0
Shares used in the computation of diluted per share data	3,344,098	3,299,379
Basic and diluted per share data:
Loss from continuing operations
Basic	$(0.10)	$(0.13)
Diluted	$(0.10)	$(0.13)
Income from discontinued operations
Basic	$0.06	$0.02
Diluted	$0.06	$0.02
Net loss
Basic	$(0.04)	$(0.11)
Diluted	$(0.04)	$(0.11)

All outstanding options to purchase shares of our common stock, as described in Note 9, are not included in the calculation of diluted loss per share due to their anti-dilutive effect.

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

Under the terms of the APA, we may receive earnout payments based on revenues generated from the sale of (i) Astromec products and (ii) MTI products to Astromec prospects (defined in the APA) (collectively, the “Earnout Sales Base”). Such earnout payments, if and when earned, are paid by MTI to us within 30 days following the end of each of our fiscal quarters during the three years subsequent to the February 2012 closing date, and amount to 6%, 4% and 2% of the Earnout Sales Base in the first, second and third such years, respectively. The earnout payments are recognized in the quarter in which we become entitled to receive them. We recognized income from earnout payments of $41,000 and $45,000 for the three months ended December 31, 2013 and 2012, respectively, and $70,000 and $92,000 for the six months ended December 31, 2013 and 2012, respectively. We have recognized an aggregate of $301,000 in income from such earnout payments since the February 2012 closing date.

In addition, as a result of the sale of the Astromec product line, we listed for sale the land and building constituting the facility in Carson City, Nevada, which was presented as real estate held for sale in the June 30, 2013 consolidated balance sheet with an aggregate carrying amount of $733,000. On April 22, 2013, we entered into a Purchase Agreement with Aesthetic and Reconstructive Technologies, Inc., a Nevada corporation, whereby we agreed to sell the Carson City facility described above. On July 5, 2013, we completed the sale and closed the Purchase Agreement in conformity with its terms. The sales price of the property was $980,000, of which we received net proceeds of $900,000, after deductions for expenses related to the sale, primarily consisting of broker commissions and fees, aggregating approximately $80,000, resulting in a gain of $167,000.

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

	Three Months Ended December 31,
	2013	2012
Revenues	$41,000	$45,000
Income before provision for income taxes	$36,000	$37,000

	Six Months Ended December 31,
	2013	2012
Revenues	$70,000	$92,000
Income before provision for income taxes	$230,000	$78,000

Information regarding Astromec assets and liabilities included in the accompanying consolidated balance sheets is as follows:

	December 31, 2013	June 30, 2013
Accounts receivable	$41,000	$31,000
Accrued expenses	$2,000	$5,000

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

As of December 31, 2013, we have accrued $364,000 of unrecognized tax benefits related to federal and state income tax matters. The amount that would reduce the Company’s income tax expense if recognized and result in a corresponding decrease in the Company’s effective tax rate is $47,000.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at July 1, 2013	$347,000
Additions based on tax positions related to the current year	17,000
Additions for tax positions of prior years
Reductions for tax positions of prior years
Balance at December 31, 2013	$364,000

We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense when applicable. As of December 31, 2013, no interest or penalties applicable to our unrecognized tax benefits have been accrued since we have sufficient tax attributes available to fully offset any potential assessment of additional tax.

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

NOTE 8. COMMON STOCK

Rights Offering

On December 17, 2013, we publicly announced plans to complete a rights offering to existing holders of our Common Stock and filed a preliminary Form S-3 with the Securities and Exchange Commission. Upon completion of the rights offering, we expect to receive gross proceeds of approximately $3,000,000 before expenses, subject to reduction by us in our sole discretion as we may deem advisable to preserve our use of tax attributes such as net operating loss carryforwards or for other reasons. We have received a standby commitment from AO Partners, LLC and Farnam Street Capital, Inc. (each a beneficial shareholder of our common stock; each a “Standby Purchaser” and collectively the “Standby Purchasers”) to purchase any and all shares of Common Stock that are not subscribed for by shareholders in connection with the rights offering, subject to reduction by us as described above. Nicholas J. Swenson, one of our directors, is the Managing Member of AO Partners and, in such capacity, has the power to direct the affairs of AO Partners. Raymond E. Cabillot, also one of our directors, is Chief Executive Officer and a director of Farnam Street Capital and, in such capacity, has the power to direct the affairs of Farnam Street Capital. No fees or other consideration will be paid by us to the Standby Purchasers in exchange for their commitment to purchase any and all unsubscribed shares of Common Stock following the rights offering.

The rights offering will be made through a distribution to our existing shareholders of non-transferable subscription rights to purchase their pro rata portion of newly issued shares of Common Stock. The subscription price has not yet been determined but is expected to be based on a percentage discount of the closing market price of the Common Stock, as reported by the NASDAQ Capital Market, on the latest practicable date prior to the launch of the rights offering. The record date for the distribution of the rights and the dates for both the subscription period and the expiration of the rights offering will be included in the final prospectus that will be filed with the Securities and Exchange Commission (“SEC”).

We intend to use the net proceeds from the Rights Offering to pursue strategic opportunities that may present themselves from time to time or, if not used to pursue strategic opportunities, for working capital and general corporate purposes, including to fund ongoing research and development and product initiatives. Also, to the extent net proceeds of the Rights Offering are not deployed, some of the funds may be invested in accordance with the terms of our Surplus Capital Investment Policy.

Share Repurchase Program

In September 2013, our Board approved a share repurchase program authorizing the Company, at the direction of the Investment Committee of the Board, to repurchase up to 750,000 shares of our common stock under parameters to be determined by the Investment Committee. The repurchase program has no stated expiration date and there have been no purchases under the program.

NOTE 9. SHARE-BASED COMPENSATION

We have two equity compensation plans, the Second Amended and Restated 2004 Stock Option Plan (the “Employees Stock Option Plan”) and the Amended and Restated 2004 Directors Stock Option Plan (the “Directors Stock Option Plan”) (collectively, the “Stock Option Plans”), pursuant to which (i) options to purchase shares of common stock, or (ii) restricted shares of common stock, may be granted up to an aggregate amount of 1,333,333 common shares, with 1,066,667 and 266,666 shares distributed between the Employees Stock Option Plan and the Directors Stock Option Plan, respectively. The Stock Option Plans are substantially similar, providing for a strike price equal to the closing price for a share of our common stock as of the last business day immediately prior to the grant date, vesting periods as determined by the Board for the Employees Stock Option Plan and six months for the Directors Stock Option Plan, and terms of up to ten years, subject to forfeit 30 days after the holder ceases to be an employee or 90 days after the holder ceases to be director, as the case may be. At December 31, 2013, 506,105 and 173,334 shares under the Employees Stock Option Plan and the Directors Stock Option Plan, respectively, are available to grant in future years. Share-based compensation expense under the Stock Option Plans for the three months ended December 31, 2013 and 2012 was $12,000 and $36,000, respectively, and for the six months ended December 31, 2013 and 2012 was $31,000 and $65,000, respectively.

Stock Options

The following assumptions were used in the calculation of share-based compensation expense for options granted during the three and six months ended December 31, 2012:

Dividend rate	None
Price volatility	87%
Risk-free interest rate	0.9%
Expected life	6.0 years

No options were granted during the three or six months ended December 31, 2013.

As of December 31, 2013, there was an aggregate of $34,000 of unrecognized compensation cost under the Stock Option Plans related to 43,000 non-vested outstanding stock options with a per share weighted average value of $1.80. The unrecognized expense is anticipated to be recognized on a straight-line basis over a weighted average period of 1.4 years. Following is a summary of stock option activity for the six months ended December 31, 2013 and 2012:

	2013		2012
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of period	292,504	$2.35	591,672	$2.48
Granted	—	—	35,000	1.73
Exercised	(804)	1.80	(33,334)	1.50
Forfeited	(100,306)	2.34	(13,334)	7.74
Outstanding at end of period	191,394	$2.36	580,004	$2.37
Exercisable at end of period	148,061	$2.53	250,976	$2.96
Weighted-average fair value per option granted during the period		$—		$1.25

Following is a summary of information regarding options outstanding and options exercisable at December 31, 2013:

		Options Outstanding			Options Exercisable
		Average	Average	Aggregate		Average Remaining	Average	Aggregate
Range of	Number	Contractual	Exercise	Intrinsic	Number	Contractual	Exercise	Intrinsic
Exercise Price	Outstanding	Life	Price	Value	Outstanding	Life	Price	Value
$0 to $2.50….	169,725	7.86	$1.87	$95,546	126,392	7.68	$1.89	$67,971
$2.51 to $5.00….	3,334	3.38	4.38	—	3,334	3.38	4.38	—
$5.01 to $7.50….	10,001	0.49	5.61	—	10,001	0.49	5.61	—
$7.51 to $10.00….	8,334	2.02	7.65	—	8,334	2.02	7.65	—
Total	191,394	7.14	$2.36	$95,546	148,061	6.78	$2.53	$67,971

Restricted Stock

The following is a summary of restricted share activity for the six months ended December 31, 2013 and 2012:

	2013		2012
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value
Outstanding at beginning of year	32,500	$1.73	—
Granted	—	—	35,000	$1.73
Vested	(9,166)	1.73	—	—
Forfeited	(6,667)	1.73	(2,500)	1.73
Outstanding at end of period	16,667	$1.73	32,500	$1.73

As of December 31, 2013, there was $19,000 in unrecognized compensation cost related to non-vested outstanding restricted shares. The unrecognized expense is anticipated to be amortized over the next 1.7 years.

NOTE 10. MAJOR CUSTOMERS

Information with respect to two customers who accounted for sales in excess of 10% of our total sales in either of the three-month periods or either of the six-month periods ended December 31, 2013 or 2012 is as follows:

	As of and for the three months ended December 31,
	2013				2012
	Sales	Percent of Total	Accounts Receivable	Percent of Total	Sales	Percent of Total	Accounts Receivable	Percent of Total
Customer 1	$1,296,000	49%	$841,000	53%	$1,136,000	38%	$432,000	32%
Customer 2	$97,000	4%	$9,000	1%	$372,000	12%	$124,000	11%

	As of and for the six months ended December 31,
	2013				2012
	Sales	Percent of Total	Accounts Receivable	Percent of Total	Sales	Percent of Total	Accounts Receivable	Percent of Total
Customer 1	$2,393,000	46%	$841,000	53%	$3,072,000	47%	$432,000	32%

NOTE 11. COMMITMENTS AND CONTINGENCIES

Change of Control Agreements

We have Change of Control Agreements with our Chief Executive Officer and Chief Financial Officer, Harold A. Hurwitz, and our Chief Operating Officer, Richard L. Van Kirk. The Change of Control Agreements provide that, if the individual’s employment with us involuntarily terminates (as such term is defined in the Change of Control Agreements) within 12 months after a change of control (also as such term is defined in the Change of Control Agreements), the individual will receive, subject to signing a release of claims, (i) a lump sum amount equal to 30 weeks base compensation of the individual at the time of such termination and (ii) 100% Company-paid insurance coverage as provided to the individual immediately prior to his termination of employment for a period equal to the earlier of (i) 12 months following termination or (ii) until the individual becomes covered under another employer’s insurance plan. In addition, the individual shall be entitled to receive bonus or compensation award payments, if any, in accordance with the terms of our incentive compensation plans in which the individual was an eligible participant at the time of the termination. No changes of control have taken place that would result in the potential payment of benefits under the terms of the Change of Control Agreements as described herein. The Change of Control Agreements expire in July 2014.

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

NOTE 12. FAIR VALUE MEASUREMENTS

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

NOTE 13. SUBSEQUENT EVENTS

We have evaluated events or transactions that occurred after the balance sheet date of December 31, 2013 and have identified no such events or transactions which required adjustment to, or disclosure in, these Condensed Consolidated Financial Statements other than as presented in such financial statements and the Notes thereto.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

COMPANY OVERVIEW

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of the results of operations and financial condition of Pro-Dex, Inc. (“Company”, “Pro-Dex”, “we”, “our” or “us”) for the three and six-month periods ended December 31, 2013 and 2012. This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and the Notes thereto included elsewhere in this report. This report contains certain forward-looking statements and information. The cautionary statements included herein should be read as being applicable to all related forward-looking statements wherever they may appear. Our actual future results could differ materially from those discussed herein.

Except for the historical information contained herein, the matters discussed in this report, including, but not limited to, discussions of our product development plans, business strategies, strategic opportunities and market factors influencing our results, are forward-looking statements that involve certain risks and uncertainties. Actual results may differ from those anticipated by us as a result of various factors, both foreseen and unforeseen, including, but not limited to, our ability to continue to develop new products and increase sales in markets characterized by rapid technological evolution, consolidation within our target marketplace and among our competitors, competition from larger, better capitalized competitors, and our ability to realize returns on opportunities. Many other economic, competitive, governmental and technological factors could impact our ability to achieve our goals. You are urged to review the risks, uncertainties and other cautionary language described in this report, as well as in our other public disclosures and reports filed with the Securities and Exchange Commission (“SEC”) from time to time, including, but not limited to, the risks, uncertainties and other cautionary language discussed in our Annual Report on Form 10-K for our fiscal year ended June 30, 2013.

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

Investments

Investments consist of marketable equity securities of publicly held companies. Management intends to hold such securities for a sufficient period in which to realize a reasonable return, although there is no assurance that positive returns will be realized or that such securities will not be liquidated in a shorter-than-expected time frame to accommodate our liquidity requirements. Accordingly, investments have been classified as non-current and available-for-sale in conformity with ASC Section 320. Investments are marked to market at each measurement date, with unrealized gains and losses presented as adjustments to accumulated other comprehensive income or loss.

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

Income Taxes

We recognize deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of our assets and liabilities along with net operating loss and tax credit carryovers. Deferred tax assets at December 31, 2013 and June 30, 2013 consisted primarily of basis differences related to research and development tax credit utilization, net operating loss carryovers, intangible assets, accrued expenses and inventories.

Significant management judgment is required in determining our provision for income taxes and the recoverability of our deferred tax assets. Such determination is based on our historical taxable income or loss, with consideration given to our estimates of future taxable income or loss and the periods over which deferred tax assets will be recoverable. We record a valuation allowance against deferred tax assets to reduce the net carrying value to an amount that we believe is more likely than not to be realized. When we establish or reduce the valuation allowance against deferred tax assets, the provision for income taxes will increase or decrease, respectively, in the period such determination is made. At December 31, 2013 and June 30, 2013, we maintained a valuation allowance against the entire balance of our deferred tax assets, net of deferred tax liabilities.

Description of Business

The majority of our revenue is derived from designing, developing and manufacturing surgical devices for the medical device and dental industries and motion control software and hardware for industrial and scientific applications. The proportion of total sales by customer type is as follows:

	Three Months Ended December 30,				Six Months Ended December 30,
	2013		2012		2013		2012
	(Dollars in thousands)
Customer type Medical device development and manufacturing	$1,690	64%	$2,118	70%	$3,389	65%	$4,574	71%
Industrial	497	19%	585	19%	1,017	20%	1,350	21%
Dental	443	17%	291	10%	767	15%	521	8%
Government and other	10	—%	13	—	21	—	23	—%
Total sales	$2,640	100%	$3,007	100%	$5,194	100%	$6,468	100

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

At December 31, 2013, we had a backlog of $5.0 million. We may experience variability in our new order bookings due to various reasons, including, but not limited to, the timing of major new product launches and customer planned inventory builds. However, we do not typically experience seasonal fluctuations in our shipments and revenues.

RESULTS OF OPERATIONS

Comparison of the three months ended December 31, 2013 and 2012

The following table sets forth financial data and the percentage of net sales of our operating results:

	Three Months Ended December 31,
	2013		2012
	Dollars in thousands
Net sales	$2,640	100%	$3,007	100%
Cost of sales	2,091	79%	1,974	66%
Gross profit	549	21%	1,033	34%
Selling expenses	139	5%	322	11%
General and administrative expenses	422	16%	627	21%
Research and development costs	364	14%	464	15%
Loss from continuing operations before items below	(376)	(14)%	(380)	-13%
Interest (income) expense and other, net	(2)	0%	0	0%
Loss from continuing operations before benefit from income taxes	(374)	(14)%	(380)	-13%
Benefit from income taxes	(36)	(1)%	(16)	-1%
Loss from continuing operations	(338)	(13)%	(364)	-12%
Income from discontinued operations	—	—%	16	1%
Net loss	$(338)	(13)%	$(348)	-11%

Net sales for the three months ended December 31, 2013 decreased $367,000, or 12%, to $2.6 million from $3.0 million for the three months ended December 31, 2012 due primarily to decreases of $428,000 in medical device development and manufacturing revenues, and $48,000 in motion control product revenues, which were partially offset by an increase of $152,000 in dental product revenues.

Contributing to the $428,000 decrease related to our medical device product line was a $275,000 decrease in repair revenues from our former largest customer, which was partially offset by an increase of $161,000 in product and repair revenues from our current largest customer. Pursuant to an agreement with our former customer, which commits the customer to a minimum amount of inventory purchases at the agreement’s termination in June 2014, we expect sales to the customer to continue to decline through the agreement’s term, after which we expect no further revenues from this customer. The increase in sales to our current largest customer reflects the resumption of orders from that customer, which had been curtailed since March 2013. We expect to continue receiving such orders through December 2014, the termination date of the customer’s current purchase commitment. Negotiations for future arrangements with this customer have not yet commenced. Medical device sales to other customers decreased $181,000 and medical device design revenues decreased $133,000.

Gross profit for the three months ended December 31, 2013 decreased $484,000, or 47%, to $549,000 from $1.0 million for the same period in 2012. Contributing to this decrease were the reduction in sales volume, described above, and the effects of unfavorable changes in the mix of product sales, which reduced gross profit by $126,000 and $139,000, respectively. Also contributing to the decrease in gross profit was an increase of $199,000 in the accrual for anticipated losses from the development services portion of certain contracts, and an increase of $166,000 in unfavorable production variances related to reduced manufacturing volumes, which were partially offset by a decrease of $60,000 in warranty expense. The factors affecting gross profit described above, other than the reduction in sales volume, also resulted in a decrease of gross margin as a percentage of sales to 21% for the three months ended December 31, 2013 from 34% for the corresponding period in 2012.

Selling expenses decreased $183,000, or 57%, to $139,000 for the three months ended December 31, 2013, from $322,000 for the corresponding period in 2012. This decrease is attributable primarily to decreases in employee compensation costs of $129,000, advertising expenses of $5,000 and in travel and tradeshow expenses of $35,000.

General and administrative expenses decreased $205,000, or 33%, to $422,000 for the three months ended December 31, 2013, from $627,000 for the corresponding period in 2012, due primarily to decreases in legal expense of $83,000 and external reporting expenses of $33,000 (of which $40,000 in legal and external reporting expenses incurred in 2012 related to non-recurring proxy contest costs), employee compensation expenses of $48,000 and stock option expense of $23,000.

Research and development costs, which include costs related to development of new products and enhancements to existing products, decreased by $100,000, or 22%, to $364,000 for the three months ended December 31, 2013, from $464,000 for the three months ended December 31, 2012 due primarily to the utilization of engineering resources in contractual revenue-producing activities of $84,000 and a decrease in small motor development expense of $53,000, offset by increased employee compensation expense of $59,000.

The effective tax rates for the three-month periods ended December 31, 2013 and 2012 were lower than statutory tax rates due to our inability to fully recognize the benefits of federal and state loss carryforwards prior to their utilization. (See Note 7 of Notes to Condensed Consolidated Financial Statements contained elsewhere in this report.)

As a result of the foregoing, loss from continuing operations for the three months ended December 31, 2013 was $338,000, as compared to a loss of $364,000 for the three months ended December 31, 2012.

Comparison of the six months ended December 31, 2013 and 2012

The following table sets forth financial data and the percentage of net sales of our operating results:

	Six Months Ended December 31,
	2013		2012
	Dollars in thousands
Net sales	$5,194	100%	$6,468	100%
Cost of sales	3,700	71%	4,199	65%
Gross profit	1,494	29%	2,269	35%
Selling expenses	231	4%	596	9%
General and administrative expenses	878	17%	1,234	19%
Research and development costs	740	14%	870	13%
Loss from continuing operations before items below	(355)	(6)%	(431)	-6%
Interest (income) expense and other, net	—	—%	6	0%
Loss before provision for (benefit from) income taxes	(355)	(6)%	(437)	-6%
Provision for (benefit from) income taxes	35	0%	(19)	0%
Loss from continuing operations	(320)	(6)%	(418)	-6%
Income from discontinued operations	194	4%	53	1%
Net loss	$(126)	(2)%	$(365)	-5%

Net sales for the six months ended December 31, 2013 decreased $1.3 million, or 20%, to $5.2 million from $6.5 million for the six months ended December 31, 2012 due primarily to a decreases of $1.2 million in medical device development and manufacturing revenues, and $341,000 in motion control product revenues, which were partially offset by an increase of $246,000 in dental product revenues.

The $1.2 million decrease related to our medical device product line was comprised of a $201,000 decrease in repair revenues from our former largest customer, and a $679,000 decrease in revenues from our current largest customer. Pursuant to a repair agreement with our former customer, which commits the customer to a minimum amount of inventory purchases at the agreement’s termination in June 2014, we expect sales to the customer to continue to decline through the agreement’s term, after which we expect no further revenues from this customer. The decrease in sales to our current largest customer reflects the curtailment of orders from this customer since March 2013, with a resumption of orders from this customer commencing in December 2013. We expect to continue receiving such orders through December 2014, the termination date of the customer’s current purchase commitment. Negotiations for future arrangements with this customer have not yet commenced. Also contributing to the decrease in medical device revenues was a $130,000 decrease in product sales to other medical device customers, and a $175,000 decrease in medical device design revenues.

Gross profit for the six months ended December 31, 2013 decreased $775,000, or 34%, to $1.5 million from $2.3 million for the same period in 2012. Contributing to this decrease were the reduction in sales volume described above and the effects of unfavorable changes in the mix of product sales, which reduced gross profit by $493,000 and $143,000, respectively. Also contributing to the decrease in gross profit was an increase of $212,000 in the accrual for anticipated losses from the development services portion of certain contracts, and an increase of $198,000 in unfavorable production variances related to reduced manufacturing volumes, which were partially offset by a decrease of $213,000 in warranty expense resulting from lower sales volume in the 2013 period, relative to the 2012 period, and the warranty expiration in the 2013 period related to units sold in prior years. The factors affecting gross profit described above, other than the reduction in sales volume, also resulted in a decrease of gross margin as a percentage of sales to 29% for the six months ended December 31, 2013 from 35% for the corresponding period in 2012.

Selling expenses decreased $365,000, or 61%, to $231,000 for the six months ended December 31, 2013, from $596,000 for the corresponding period in 2012. This decrease is attributable primarily to decreases in employee compensation costs of $238,000, advertising expenses of $46,000 and in travel and tradeshow expenses of $50,000.

General and administrative expenses decreased $356,000, or 29%, to $878,000 for the six months ended December 31, 2013, from $1,234,000 for the corresponding period in 2012, due primarily to decreases in legal expense of $76,000 and external reporting expense of $70,000 (of which $41,000 in legal and external reporting expenses incurred in 2012 related to non-recurring proxy contest costs), employee compensation expense of $125,000 and stock option expense of $34,000.

Research and development costs, which include costs related to development of new products and enhancements to existing products, decreased by $130,000, or 15%, to $740,000 for the six months ended December 31, 2013, from $870,000 for the six months ended December 31, 2012, due primarily to the utilization of engineering resources in contractual revenue-producing activities of $163,000 and a decrease in small motor development expense of $46,000, offset by increased employee compensation expense of $112,000.

The effective tax rates for the six-month periods ended December 31, 2013 and 2012 were lower than statutory tax rates due to our inability to fully recognize the benefits of federal and state loss carryforwards prior to their utilization. (See Note 7 of Notes to Condensed Consolidated Financial Statements contained elsewhere in this report.)

As a result of the foregoing, loss from continuing operations for the six months ended December 31, 2013 was $320,000, as compared to a loss of $418,000 for the six months ended December 31, 2012.

Liquidity and Capital Resources

The following table presents selected financial information as of December 31, 2013 and June 30, 2013:

	December 31, 2013	June 30, 2013
Cash and cash equivalents	$1,554,000	$1,680,000
Working capital	$5,558,000	$5,033,000
Cash and cash equivalents, net of capital lease obligations	$1,535,000	$1,660,000

Net cash used in operating activities during the six months ended December 31, 2013 amounted to $646,000. Uses of cash arose from (a) an increase in accounts receivable of $259,000, primarily due to the resumption, in December 2013, of shipments to our largest customer, the payments for which were not received until January 2014 in conformity with our customary credit terms, (b) and increase of $367,000 in unbilled receivables related to the development phase of certain contracts that have not yet reached the billable stage under the completed contract method of accounting, and (c) a decrease in accounts payable, accrued liabilities and deferred rent, aggregating $422,000, due primarily to payments made during the six months ended December 31, 2013 for inventory purchased during the quarter ended June 30, 2013. Sources of cash arose from (a) a reduction in inventories of $282,000, reflecting primarily the resumption of shipments to our largest customer as discussed above, and (b) a $106,000 increase in deferred revenue related to contractual payments made to us by customers in advance of our ability to recognized such payments as revenue.

Net cash used in operating activities during the six months ended December 31, 2012 amounted to $791,000. Uses of cash arose primarily from (a) a build-up of inventory of $724,000 related primarily to the purchase of components required to fulfill firm customer purchase orders in backlog as well as repair and warranty orders, and to build our stock of components related to certain of our products with the objective of shortening lead times when forecasted purchase orders are received, (b) a reduction from June 30, 2012 in accounts payable and accrued liabilities aggregating $512,000, and (c) an increase of $65,000 in prepaid expenses, primarily relating to annual insurance policy renewals in October 2012. Partially offsetting these cash uses were (a) a decrease in accounts receivable and other current receivables of $440,000, due primarily to the lower sales volume, and (b) a reduction in income taxes receivable of $39,000, representing a refund of taxes paid in the prior year.

Net cash provided by investing activities for the six months ended December 31, 2013 was $522,000. This increase was due primarily to proceeds of $900,000 from the sale of land and building we owned in Carson City, Nevada that housed our former Astromec operations, partially offset by additions of $329,000 we made to our investments in marketable equity securities in conformity with our surplus capital investment policy (see “Surplus Capital Investment Policy” below). Net cash used in investing activities for the six months ended December 31, 2012 was $48,000 and consisted of capital expenditures for manufacturing equipment.

Net cash used in financing activities for the six months ended December 31, 2013 was $2,000 and represented payments on equipment capital leases. Net cash used in financing activities for the six months ended December 31, 2012 was $724,000, and was due primarily to payments amounting to $774,000, including our complete repayment in September 2012 of the remaining balance due, amounting to $685,000, on the Union Bank term loan, fully retiring such indebtedness (see Note 5 of Notes to Condensed Consolidated Financial Statements contained elsewhere in this report and “Changes in Bank Debt and Credit Facilities” below). Partially offsetting such use of cash in financing actitivities were proceeds, amounting to $50,000 in connection with the exercise of stock options.

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

The 2013 Plan has no provision for (a) retainers other than that described above, or (b) grants of options to purchase shares of our common stock. (See Note 11 of Notes to Condensed Consolidated Financial Statements.)

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

In June 2013, the Investment Committee approved investments aggregating $500,000, and approved an additional $500,000 in July 2013. At December 31, 2013, $694,000 had been invested in marketable public equity securities, having a market value at December 31, 2013 of $903,000, and $314,000 was invested in money market funds.

In September 2013, our Board approved a share repurchase program authorizing the Company, at the direction of the Investment Committee, to repurchase up to 750,000 shares of our common stock under parameters to be determined by the Investment Committee. The repurchase program has no stated expiration date and there have been no purchases under the program.

Rights Offering

On December 17, 2013, we publicly announced plans to complete a rights offering to existing holders of our Common Stock and filed a preliminary Form S-3 with the Securities and Exchange Commission. Upon completion of the rights offering, we expect to receive gross proceeds of approximately $3,000,000 before expenses, subject to reduction by us in our sole discretion as we may deem advisable to preserve our use of tax attributes such as net operating loss carryforwards or for other reasons. We have received a standby commitment from AO Partners, LLC and Farnam Street Capital, Inc. (each a beneficial shareholder of our common stock; each a “Standby Purchaser” and collectively the “Standby Purchasers”) to purchase any and all shares of Common Stock that are not subscribed for by shareholders in connection with the rights offering, subject to reduction by us as described above. Mr. Swenson is the Managing Member of AO Partners and, in such capacity, has the power to direct the affairs of AO Partners. Mr. Cabillot is Chief Executive Officer and a director of Farnam Street Capital and, in such capacity, has the power to direct the affairs of Farnam Street Capital. No fees or other consideration will be paid by us to the Standby Purchasers in exchange for their commitment to purchase any and all unsubscribed shares of Common Stock following the rights offering.

The rights offering will be made through a distribution to our existing shareholders of non-transferable subscription rights to purchase their pro rata portion of newly issued shares of Common Stock. The subscription price has not yet been determined but is expected to be based on a percentage discount of the closing market price of the Common Stock, as reported by the NASDAQ Capital Market, on the latest practicable date prior to the launch of the rights offering. The record date for the distribution of the rights and the dates for both the subscription period and the expiration of the rights offering will be included in the final prospectus that will be filed with the Securities and Exchange Commission (“SEC”).

We intend to use the net proceeds from the Rights Offering to pursue strategic opportunities that may present themselves from time to time or, if not used to pursue strategic opportunities, for working capital and general corporate purposes, including to fund ongoing research and development and product initiatives. Also, to the extent net proceeds of the Rights Offering are not deployed, some of the funds may be invested in accordance with the terms of our Surplus Capital Investment Policy.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer (the principal executive officer and principal financial officer, respectively) conducted an evaluation of the design and operation of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation as of December 31, 2013, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

During the three months ended December 31, 2013, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibits:

10	Standby Purchase Agreement, dated December 17, 2013, between the Registrant and AO Partners, LLC and Farnam Street Capital, Inc. (incorporated by reference to Exhibit 10.1 to the Form S-3 Registration Statement filed by the Registrant on December 17, 2013)

31	Certification of Chief Executive Officer and Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Dated: February 6, 2014	Dated: February 6, 2014

PRO-DEX INC.	PRO-DEX INC.
By: /s/ Harold A. Hurwitz	By: /s/ Harold A. Hurwitz

Harold A. Hurwitz	Harold A. Hurwitz
Chief Executive Officer	Chief Executive Officer Secretary and Chief Financial Officer
(Principal Executive Officer)	(Principal Financial and Accounting Officer)

