Form 10-Q
period 2014-03-31
PRO DEX INC
filed 2014-05-12
CIK 788920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2014

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

(Address of principal executive offices and zip code)

949-769-3200
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock outstanding as of the latest practicable date: 4,211,019 shares of Common Stock, no par value, as of May 2, 2014.

PRO-DEX, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2014

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PRO-DEX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share amounts)

	March 31, 2014	June 30, 2013
ASSETS
Current Assets:
Cash and cash equivalents	$1,926	$1,680
Accounts receivable, net of allowance for doubtful accounts of $42 and $24, respectively	1,102	1,339
Unbilled receivables	998	244
Other current receivables	68	34
Inventory	3,184	3,834
Prepaid expenses	206	157
Deferred income taxes	60	59
Total current assets	7,544	7,347
Investments	834	370
Equipment and leasehold improvements, net	1,682	2,065
Real estate held for sale	—	733
Intangibles	53	—
Other assets	77	80
Total assets	$10,190	$10,595

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$603	$844
Accrued expenses	1,270	1,276
Deferred revenue	277	141
Income taxes payable	48	48
Capital lease obligations	7	5
Total current liabilities	2,205	2,314
Deferred income taxes	60	59
Deferred rent	245	270
Capital lease obligations, net of current portion	9	15
Total non-current liabilities	314	344
Total liabilities	2,519	2,658
Shareholders’ equity:
Common shares; no par value; 50,000,000 shares authorized; 3,343,954 and 3,348,184 shares issued and outstanding at March 31, 2014 and June 30, 2013, respectively	17,061	17,012
Accumulated other comprehensive income	202	5
Accumulated deficit	(9,592)	(9,080)
Total shareholders’ equity	7,671	7,937
Total liabilities and shareholders’ equity	$10,190	$10,595

The accompanying notes are an integral part of these condensed consolidated financial statements.

PRO-DEX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2014	2013	2014	2013

Net sales	$2,404	$3,060	$7,599	$9,527
Cost of sales	1,864	2,177	5,564	6,376
Gross profit	540	883	2,035	3,151

Operating expenses: Selling expenses	177	311	408	907
General and administrative expenses	420	853	1,304	2,087
Research and development costs	381	490	1,121	1,360
Total operating expenses	978	1,654	2,833	4,354

Operating loss	(438)	(771)	(798)	(1,203)
Interest expense	(2)	(2)	(7)	(8)
Interest income	1	—	11	—
Realized gain on sale of investments	27	—	27	—

Loss from continuing operations before income taxes	(412)	(773)	(767)	(1,211)
Income tax benefit	(54)	(8)	(88)	(27)

Loss from continuing operations	(358)	(765)	(679)	(1,184)
Income (loss) from discontinued operations, net of income taxes	(27)	18	167	72
Net loss	$(385)	$(747)	$(512)	$(1,112)
Other comprehensive income, net of tax: Unrealized gain from marketable equity investments	20	—	225	—
Less: Reclassification of gains included in net loss	(27)	—	(27)	—
Comprehensive loss	$(392)	$(747)	$(314)	$(1,112)

Basic and diluted loss per share:
Loss from continuing operations	$(0.11)	$(0.23)	$(0.20)	$(0.36)
Income (loss) from discontinued operations	(0.01)	0.01	0.05	0.02
Net loss	$(0.12)	$(0.22)	$(0.15)	$(0.34)

Weighted average common shares outstanding:
Basic	3,342	3,341	3,344	3,313
Diluted	3,342	3,341	3,344	3,313
Common shares outstanding	3,344	3,341	3,344	3,341

The accompanying notes are an integral part of these condensed consolidated financial statements.

PRO-DEX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Loss from continuing operations	$(679)	$(1,184)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	398	443
Gain on sale of investments	(27)	—
Loss on retirement of equipment	6	—
Share-based compensation	42	107
Allowance for doubtful accounts receivable	18	5
Changes in operating assets and liabilities:
Accounts receivable and other current receivables	189	86
Unbilled receivables	(754)	—
Inventory	650	(955)
Prepaid expenses and other assets	(46)	(35)
Accounts payable, accrued expenses and deferred rent	(272)	134
Deferred revenue	136	—
Income taxes receivable and payable	(4)	46
Net cash used in continuing operating activities	(343)	(1,353)
Income from discontinued operations	167	72
Adjustments to reconcile income from discontinued operations to net cash provided by discontinued operating activities:
Gain on sale of real estate held for sale	(167)	—
Net cash provided by discontinued operating activities	—	72
Net cash used in operating activities	(343)	(1,281)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	(327)	—
Purchases of equipment and leasehold improvements	(25)	(68)
Proceeds from sale of equipment	4	—
Proceeds from sale of investments	88	—
Acquisition of intangibles	(53)	—
Net cash used in continuing investing activities	(313)	(68)
Net cash provided by discontinued investing activities:
Proceeds from sale of real estate held for sale	900	—
Net cash provided by (used in) investing activities	587	(68)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	6	50
Principal payments on capital lease and bank term loan	(4)	(774)
Net cash provided by (used in) financing activities	2	(724)

Net increase (decrease) in cash and cash equivalents	246	(2,073)
Cash and cash equivalents, beginning of period	1,680	4,112
Cash and cash equivalents, end of period	$1,926	$2,039

The accompanying notes are an integral part of these condensed consolidated financial statements.

5

PRO-DEX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

(Unaudited)

(In thousands)

	Nine Months Ended March 31,
	2014	2013
Supplemental disclosures of cash flow information:

Noncash investing and financing activities:
Capital lease agreement for the acquisition of equipment	$—	$22

Cash paid during the period for:
Interest	$7	$10
Income taxes	$7	$5

The accompanying notes are an integral part of these condensed consolidated financial statements.

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

Reclassifications

Certain prior period balances have been reclassified to conform to the current period presentation. The reclassifications have no effect on previously reported results of operations or accumulated deficit.

NOTE 2. COMPOSITION OF CERTAIN FINANCIAL STATEMENT ITEMS

Inventory

Inventory is stated at the lower of cost (first-in, first-out) or market and consists of the following (in thousands):

	March 31, 2014	June 30, 2013
Raw materials /purchased components	$1,170	$1,640
Work in process	700	572
Sub-assemblies /finished components	977	1,291
Finished goods	337	331
Total inventory	$3,184	$3,834

PRO-DEX, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Investments

Investments are stated at market value and consist of the following (in thousands):

	March 31, 2014	June 30, 2013
Marketable equity securities	$834	$370

Investments at March 31, 2014 and June 30, 2013 had an aggregate cost basis of $632,000 and $365,000, respectively, gross unrealized gains aggregating $220,000 and $5,000, respectively, and unrealized losses of 18,000 and $0, respectively. During the three and nine months ended March 31, 2014, we sold certain of our investments in marketable equity securities of publicly held companies and recorded realized gains of $27,000.

Intangibles

Intangibles at March 31, 2014 consist of legal fees incurred in connection with patent applications, and will be amortized over the life of the applicable patent upon its issuance.

NOTE 3. WARRANTY

The warranty accrual is based on historical costs of warranty repairs and expected future identifiable warranty expenses, and is included in accrued expenses in the accompanying consolidated balance sheets. As of March 31, 2014 and June 30, 2013, the warranty reserve related to continuing operations amounted to $224,000 and $321,000, respectively. Warranty expenses are included in cost of sales in the accompanying consolidated statements of operations. Changes in estimates to previously established warranty accruals result from current period updates to assumptions regarding repair costs and warranty return rates, and are included in current period warranty expense. Total warranty expense for the three months ended March 31, 2014 and 2013 was $53,000 and $127,000, respectively, and for the nine months ended March 31, 2014 and 2013 was $81,000 and $252,000, respectively.

Information regarding the accrual for warranty costs for the three and nine months ended March 31, 2014 and 2013 are as follows (in thousands):

	As of and for the Three Months Ended March 31,
	2014	2013
Beginning balance	$200	$361
Accruals during the period	70	107
Changes in estimates of prior period warranty accruals	(17)	20
Warranty amortization	(29)	(89)
Ending balance	$224	$399

PRO-DEX, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	As of and for the Nine Months Ended March 31,
	2014	2013
Beginning balance	$321	$526
Accruals during the period	167	261
Changes in estimates of prior period warranty accruals	(86)	(9)
Warranty amortization	(178)	(379)
Ending balance	$224	$399

NOTE 4. NET INCOME (LOSS) PER SHARE

The Company calculates basic net earnings (loss) per share by dividing net income (loss) by the weighted-average number of common shares outstanding during the reporting period. Diluted earnings (loss) per share reflects the effects of potentially dilutive securities, which consist entirely of outstanding stock options.

Potential common shares of 38,771 and 27,019 have been excluded from diluted weighted average common shares for the three months ended March 31, 2014 and 2013, as the effect would have been anti-dilutive. Similarly, potential common shares of 25,648 and 13,487 have been excluded from diluted weighted average common shares for the nine months ended March 31, 2014 and 2013, as the effect would have been anti-dilutive.

The following table presents reconciliations of the numerators and denominators of the basic and diluted earnings (loss) per share computations for net income (loss). In the tables below, income (loss) amounts represent the numerator, and share amounts represent the denominator (in thousands, except per share amounts):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2014	2013	2014	2013
Basic & Diluted:
Loss from continuing operations	$(358)	$(765)	$(679)	$(1,184)
Weighted average shares outstanding	3,342	3,341	3,344	3,313
Basic and diluted loss per share from continuing operations	$(0.11)	$(0.23)	$(0.20)	$(0.36)

Income (loss) from discontinued operations	$(27)	$18	$167	$72
Weighted average shares outstanding	3,342	3,341	3,344	3,313
Basic and diluted earnings (loss) per share from discontinued operations	$(0.01)	$0.01	$0.05	$0.02

Net loss	$(385)	$(747)	$(512)	$(1,112)
Weighted average shares outstanding	3,342	3,341	3,344	3,313
Basic and diluted loss per share	$(0.12)	$(0.22)	$(0.15)	$(0.34)

PRO-DEX, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 5. BANK DEBT

In September 2012, we terminated a bank credit facility and, in connection with such termination, repaid the entire principal balance of a term loan, amounting to $685,000.

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

Under the terms of the APA, we may receive earnout payments based on revenues generated from the sale of (i) Astromec products and (ii) MTI products to Astromec prospects (defined in the APA) (collectively, the “Earnout Sales Base”). Such earnout payments, if and when earned, are paid by MTI to us within 30 days following the end of each of our fiscal quarters during the three years subsequent to the February 2012 closing date, and amount to 6%, 4% and 2% of the Earnout Sales Base in the first, second and third such years, respectively. The earnout payments are recognized in the quarter in which we become entitled to receive them. We recognized income from earnout payments of $33,000 and $43,000 for the three months ended March 31, 2014 and 2013, respectively, and $103,000 and $135,000 for the nine months ended March 31, 2014 and 2013, respectively. We have recognized an aggregate of $334,000 in income from such earnout payments since the February 2012 closing date.

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

Based on the foregoing, and in conformity with applicable accounting guidance, the Astromec product line qualifies as a discontinued operation. Accordingly, financial results of Astromec have been reported as discontinued operations in the accompanying consolidated statements of operations for all periods presented. Information regarding revenue and operating results of Astromec included in discontinued operations is as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Revenues	$33	$43
Income before provision for income taxes of $55,000 and $14,000, respectively	$28	$33

PRO-DEX, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Nine Months Ended March 31,
	2014	2013
Revenues	$103	$135
Income before provision for income taxes of $91,000 and $39,000, respectively	$258	$111

Information regarding Astromec assets and liabilities included in the accompanying consolidated balance sheets is as follows (in thousands):

	March 31, 2014	June 30, 2013
Accounts receivable	$32	$31
Prepaid expenses	$7	$—
Accrued expenses	$2	$5

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

As of March 31, 2014, we have accrued $360,000 of unrecognized tax benefits related to federal and state income tax matters. The amount that would reduce the Company’s income tax expense if recognized and result in a corresponding decrease in the Company’s effective tax rate is $47,000.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at July 1, 2013	$347
Additions based on tax positions related to the current year	18
Reductions for tax positions of prior years	(5)
Balance at March 31, 2014	$360

PRO-DEX, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

We recognize accrued interest and penalties related to unrecognized tax benefits when applicable. As of March 31, 2014, no interest or penalties applicable to our unrecognized tax benefits have been accrued since we have sufficient tax attributes available to fully offset any potential assessment of additional tax.

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

NOTE 8. COMMON STOCK

Rights Offering

On December 17, 2013, we publicly announced plans to complete a rights offering to existing holders of our Common Stock, and we commenced the rights offering on March 24, 2014, pursuant to a registration statement on Form S-3 filed with the Securities and Exchange Commission (“SEC’). The rights offering was made through the distribution to our existing shareholders as of March 20, 2014 of non-transferable subscription rights to purchase their pro rata portion of newly issued shares of our Common Stock (the “Subscription Privilege”) at a price of $1.90 per share (the “Subscription Price”). The subscription period for exercise of the rights commenced on March 24, 2014 and expired on April 25, 2014.

Upon completion of the rights offering, we received gross proceeds of approximately $1.65 million, before estimated expenses of $125,000, through shareholder subscriptions for 868,732 shares of common stock.

Of the total amount of shares issued, 317,231 and 156,189 shares were issued to AO Partners I, LP (“AO Partners”) and Farnam Street Partners, L.P. (“Farnam Street Partners”), respectively, the Company’s two largest shareholders, who each exercised its full pro-rata allotment of rights in the offering. AO Partners, LLC is the General Partner of AO Partners, and Nicholas J. Swenson, a director of the Company, is the Managing Member of AO Partners. Raymond E. Cabillot, also a director of the Company, is the CEO of Farnam Street Partners.

In connection with the rights offering, we entered into a Standby Purchase Agreement with AO Partners, LLC and Farnam Street Capital, Inc. (each a beneficial shareholder of our common stock; each a “Standby Purchaser” and collectively the “Standby Purchasers”) pursuant to which the Standby Purchasers agreed to purchase, at the Subscription Price, any and all shares of Common Stock not subscribed for by shareholders in connection with the rights offering, subject to reduction by us as described below. Messrs. Swenson and Cabillot have the power to direct the affairs of AO Partners, LLC and Farnam Street Capital, respectively. No fees or other consideration were paid by us to the Standby Purchasers in exchange for their commitment to purchase any and all unsubscribed shares of Common Stock following the rights offering.

In the event that the exercise by a shareholder of the Subscription Privilege or the purchase of our common stock under the Standby Purchase Agreement could, in our sole discretion, have potentially resulted in a limitation of our ability to utilize our tax attributes, such as the annual utilization of net operating loss or tax credit carry forwards (see Note 7), we had the ability to reduce the exercise by such shareholder of the Subscription Privilege or the amount purchased under the Standby Purchase Agreement to such number of shares of our Common Stock as we determined advisable in order to preserve our ability to utilize such tax attributes. On the basis of the Company’s analysis of tax attributes, the Company did not reduce the subscriptions of any shareholder in the rights offering, but did reduce to zero the number of shares the Standby Purchasers could have otherwise purchased pursuant to the Standby Purchase Agreement. As a result, no shares were issued to AO Partners, LLC or Farnam Street Capital, Inc. pursuant to the Standby Purchase Agreement.

PRO-DEX, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

We intend to use the net proceeds of the rights offering to pursue strategic opportunities that may present themselves from time to time or, if not used to pursue strategic opportunities, for working capital and general corporate purposes, including to fund ongoing research and development and product initiatives. Also, to the extent the net proceeds are not deployed, some of the funds may be invested in accordance with the terms of our Surplus Capital Investment Policy.

Share Repurchase Program

In September 2013, our Board approved a share repurchase program authorizing the Company, at the direction of the Investment Committee of the Board, to repurchase up to 750,000 shares of our common stock under parameters to be determined by the Investment Committee. The repurchase program has no stated expiration date and there have been no purchases under the program.

NOTE 9. SHARE-BASED COMPENSATION

We have two equity compensation plans, the Second Amended and Restated 2004 Stock Option Plan (the “Employees Stock Option Plan”) and the Amended and Restated 2004 Directors Stock Option Plan (the “Directors Stock Option Plan”) (collectively, the “Stock Option Plans”), pursuant to which (i) options to purchase shares of common stock, or (ii) restricted shares of common stock, may be granted up to an aggregate amount of 1,333,333 common shares, with 1,066,667 and 266,666 shares distributed between the Employees Stock Option Plan and the Directors Stock Option Plan, respectively. The Stock Option Plans are substantially similar, providing for a strike price equal to the closing price for a share of our common stock as of the last business day immediately prior to the grant date, vesting periods as determined by the Board for the Employees Stock Option Plan and six months for the Directors Stock Option Plan, and terms of up to ten years, subject to forfeit 30 days after the holder ceases to be an employee or 90 days after the holder ceases to be a director, as the case may be. At March 31, 2014, 527,214 and 173,334 shares under the Employees Stock Option Plan and the Directors Stock Option Plan, respectively, are available to grant in future years. Share-based compensation expense under the Stock Option Plans for the three months ended March 31, 2014 and 2013 was $10,000 and $42,000, respectively, and for the nine months ended March 31, 2014 and 2013 was $42,000 and $107,000, respectively.

Stock Options

The following assumptions were used in the calculation of share-based compensation expense for options granted during the three and nine months ended March 31, 2013:

	Three Months Ended	Nine Months Ended
	March 31, 2013	March 31, 2013
Dividend rate	None	None
Price volatility	92%	89%
Risk-free interest rate	0.8%	0.86%
Expected Life	5.2 years	5.7 years

No options were granted during the three or nine months ended March 31, 2014.

PRO-DEX, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

As of March 31, 2014, there was an aggregate of $19,000 of unrecognized compensation cost under the Stock Option Plans related to 26,667 non-vested outstanding stock options with a per share weighted average value of $1.76. The unrecognized expense is anticipated to be recognized on a straight-line basis over a weighted average period of 11.5 months. Following is a summary of stock option activity for the nine months ended March 31, 2014 and 2013:

	2014		2013
	Number of Shares	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Exercise Price
Outstanding at beginning of period	292,504	$2.35	591,672	$2.48
Options granted	—	—	60,000	1.90
Options exercised	(4,695)	1.96	(33,334)	1.50
Options forfeited	(118,640)	2.09	(213,334)	2.35
Outstanding at end of period	169,169	$2.43	405,004	$2.34
Stock Options Exercisable at March 31,	142,502	$2.55	274,726	$2.88
Weighted-average fair value per option granted during the period		$—		$1.34

Following is a summary of information regarding options outstanding and options exercisable at March 31, 2014:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Avg. Remaining Contractual Life	Weighted-Avg. Exercise Price	Aggregate. Intrinsic Value	Number Outstanding	Weighted-Avg. Remaining Contractual Life	Weighted-Avg. Exercise Price	Average Intrinsic Value
$0 to 2.50	147,500	7.50	$1.87	$19,950	120,833	7.38	$1.89	$13,833
2.5 to 5.00	3,334	3.13	4.38	—	3,334	3.13	4.38	—
5.01 to 7.50	10,001	0.24	5.61	—	10,001	0.24	5.61	—
7.51 to 10.00	8,334	1.77	7.65	—	8,334	1.77	7.65	—
Total	169,169	6.70 years	$2.43	$19,950	142,502	6.46	$2.55	$13,833

PRO-DEX, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Restricted Stock

The following is a summary of restricted share activity for the nine months ended March 31, 2014 and 2013:

	2014		2013
	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at beginning of period	32,500	$1.73	—	$1.73
Granted	—	—	35,000	—
Vested	(9,166)	1.73	—	—
Forfeited	(8,334)	1.73	—	—
Outstanding at end of period	15,000	$1.73	35,000	$1.73

As of March 31, 2014, there was $10,000 in unrecognized compensation cost related to non-vested outstanding restricted shares. The unrecognized expense is anticipated to be amortized over the next 1.45 years.

NOTE 10. MAJOR CUSTOMERS

Information with respect to one customer (“Customer 1”), who accounted for sales in excess of 10% of our total sales in both the three-month periods and the nine-month periods ended March 31, 2014 and 2013, is as follows (in thousands, except percentages):

	Three Months Ended March 31,
	2014		2013
	Amount	Percent of Total	Amount	Percent of Total

Total revenue	$2,404	100%	$3,060	100%

Customer concentration:
Customer 1	$1,201	50%	$1,759	58%
	$1,201	50%	$1,759	58%

	Nine Months Ended March 31,
	2014		2013
	Amount	Percent of Total	Amount	Percent of Total

Total revenue	$7,599	100%	$9,527	100%

Customer concentration:
Customer 1	$3,593	47%	$4,830	51%
	$3,593	47%	$4,830	51%

PRO-DEX, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Information with respect to Customer 1, accounts receivable from whom comprised more than 10 percent of our gross accounts receivable at March 31, 2014 and June 30, 2013 is as follows (in thousands, except percentages):

	March 31, 2014		June 30, 2013
Total gross accounts receivable	$1,144	100%	$1,363	100%

Customer concentration:
Customer 1	$388	34%	$417	31%
	$388	34%	$417	31%

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

PRO-DEX, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

NOTE 13. SUBSEQUENT EVENTS

We have evaluated events or transactions that occurred after the balance sheet date of March 31, 2014 and have identified no such events or transactions which required adjustment to, or disclosure in, these Condensed Consolidated Financial Statements other than as presented in such financial statements and the Notes thereto, including Note 8, “Common Stock.”

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited interim condensed consolidated financial statements and the related notes and other financial information appearing elsewhere in this report.

COMPANY OVERVIEW

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of the results of operations and financial condition of Pro-Dex, Inc. (“Company”, “Pro-Dex”, “we”, “our” or “us”) for the three and nine-month periods ended March 31, 2014 and 2013. This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and the Notes thereto included elsewhere in this report. This report contains certain forward-looking statements and information. The cautionary statements included herein should be read as being applicable to all related forward-looking statements wherever they may appear. Our actual future results could differ materially from those discussed herein.

Except for the historical information contained herein, the matters discussed in this report, including, but not limited to, discussions of our product development plans, business strategies, strategic opportunities and market factors influencing our results, are forward-looking statements that involve certain risks and uncertainties. Actual results may differ from those anticipated by us as a result of various factors, both foreseen and unforeseen, including, but not limited to, our ability to continue to develop new products and increase sales in markets characterized by rapid technological evolution, consolidation within our target marketplace and among our competitors, competition from larger, better capitalized competitors, and our ability to realize returns on opportunities. Many other economic, competitive, governmental and technological factors could impact our ability to achieve our goals. You are urged to review the risks, uncertainties and other cautionary language described in this report, as well as in our other public disclosures and reports filed with the Securities and Exchange Commission (“SEC”) from time to time, including, but not limited to, the risks, uncertainties and other cautionary language discussed in our Annual Report on Form 10-K for our fiscal year ended June 30, 2013 and our Prospectus in connection with our rights offering (see Note 8 of Notes to Condensed Consolidated Financial Statements contained elsewhere in this Report) filed with the SEC on March 24, 2014.

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

Basis of Presentation

The condensed consolidated results of operation presented in this report are not audited and those results are not necessarily indicative of the results to be expected for the entirety of the fiscal year ending June 30, 2014 or any other interim period during such fiscal year. Our fiscal year ends on June 30 and our fiscal quarters end on September 30, December 31, and March 31. Unless otherwise stated, all dates refer to our fiscal year and those fiscal quarters.

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

Revenue from billable product development service portions of development and supply contracts is generally recognized upon completion of such product development services, in conformity with ASC Section 605. Accordingly, revenue from product development milestone billings to our customers under such contracts is deferred.

Returns of our product for credit are minimal; accordingly, we do not establish a reserve for product returns at the time of sale.

Estimated Losses on Product Development Services

Cost and revenue estimates related to the product development service portions of development and supply contracts are reviewed and updated quarterly. When it is probable that total costs from the development portion of such contracts will exceed product development service revenue, the expected loss is recognized immediately in cost of sales.

Owing to the complexity of many of the contracts we have undertaken, the cost estimation process requires significant judgment. It is based upon the knowledge and experience of our project managers, engineers, and finance professionals. Factors that are considered in estimating the cost of work to be completed and ultimate profitability of the fixed price product development portion of development and supply contracts include the nature and complexity of the work to be performed, availability and productivity of labor, the effect of change orders, the availability of materials, performance of subcontractors, and expected costs for specific regulatory approvals.

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

Inventory

Inventory is stated at the lower of cost (first-in, first-out) or market value. Reductions to estimated market value are recorded, and charged to cost of sales, when indicated based on a formula that compares on-hand quantities to usage over the prior 12 months as well as future demand supported by our materials requirement planning.

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

Unbilled receivables reflect revenues from product development services not yet billable to customers under the terms of the related development and supply contracts.

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

Deferred tax assets at March 31, 2014 and June 30, 2013 consisted primarily of basis differences related to research and development tax credit utilization, net operating loss carryovers, intangible assets, accrued expenses and inventory.

Significant management judgment is required in determining our provision for income taxes and the recoverability of our deferred tax assets. Such determination is based on our historical taxable income or loss, with consideration given to our estimates of future taxable income or loss and the periods over which deferred tax assets will be recoverable. We record a valuation allowance against deferred tax assets to reduce the net carrying value to an amount that we believe is more likely than not to be realized. When we establish or reduce the valuation allowance against deferred tax assets, the provision for income taxes will increase or decrease, respectively, in the period such determination is made. At March 31, 2014 and June 30, 2013, we maintained a valuation allowance against the entire balance of our deferred tax assets, net of deferred tax liabilities.

Description of Business

Revenue

The majority of our revenue is derived from designing, developing and manufacturing surgical devices for the medical device and dental industries and motion control software and hardware for industrial and scientific applications. The proportion of total sales by customer type is as follows (in thousands, except percentages):

	Three Months Ended March 31,				Nine Months Ended March 31,
	2014		2013		2014		2013
		% of Revenue		% of Revenue		% of Revenue		% of Revenue
Revenue:
Medical device	$1,385	58%	$2,044	67%	$4,712	62%	$6,338	67%
Industrial	633	26%	628	21%	1,650	22%	1,965	21%
Dental	297	12%	304	10%	1,019	13%	788	8%
Government and other	89	4%	84	2%	218	3%	436	4%
	$2,404	100%	$3,060	100%	$7,599	100%	$9,527	100%

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

Shipments to our largest customer, accounted for in medical device revenue, decreased $600,000 and $1.2 million for the three and nine months ended March 31, 2014, respectively from their corresponding periods in 2013. The decrease between the comparative three-month periods is due to the revised ordering terms negotiated with the customer in December 2013 following its suspension of orders from March through November of 2013. Such revised terms provided for lower monthly shipments in the 2014 period, relative to the 2013 period prior to the suspension. The decrease between the comparative nine-month periods reflects the effects of the aforementioned suspension during the first five months of the nine-month period in 2014. Additionally, repair revenue from our former largest medical device customer declined approximately $278,000 for the nine months ended March 31, 2014 compared to the corresponding period of the prior fiscal year, and we do not expect to receive further repair orders from this former customer.

At March, 2014, we had a backlog of $4.1 million. We may experience variability in our new order bookings due to various reasons, including, but not limited to, the timing of major new product launches and customer planned inventory builds. However, we do not typically experience seasonal fluctuations in our shipments and revenues.

Cost of Sales and Gross Margin
(in thousands except percentages)

	Three Months Ended March 31,				Nine Months Ended March 31,
	2014		2013		2014		2013
		% of Total		% of Total		% of Total		% of Total
Cost of sales:
Product cost	$1,646	88%	$1,924	88%	$5,137	92%	$5,596	88%
Under-absorption of manufacturing costs	120	7%	53	3%	282	5%	272	4%
Inventory and warranty charges	98	5%	200	9%	145	3%	508	8%
	$1,864	100%	$2,177	100%	$5,564	100%	$6,376	100%

	Three Months Ended March 31,		Nine Months Ended March 31,		Year over Year ppt Change
	2014	2013	2014	2013	Three Months	Nine Months

Gross margin	22%	29%	27%	33%	(7)	(6)

Cost of sales for the three months ended March 31, 2014 decreased by $313,000 or 14 percent compared to the corresponding period of the prior fiscal year, primarily due to the decline in revenue for the same period. Additionally, under-absorption of manufacturing costs increased by $67,000 for the three months ended March 31, 2014 compared to the corresponding period of the prior year due primarily to reduced manufacturing volume in 2014. Also included in product cost was an accrual of $47,000 for anticipated losses from the development services portion of certain contracts, which did not occur during the prior fiscal year. Costs relating to inventory and warranty charges decreased by $102,000 for the quarter ended March 31, 2014 compared to the third quarter of the prior fiscal year. The warranty accrual estimate, although based upon a number of factors, generally declines in periods of lower sales revenue.

Gross profit declined by approximately $343,000 or 39 percent for the three months ended March 31, 2014 compared to the corresponding period of the prior fiscal year, primarily as a result of the decreases in revenue and cost of sales discussed above. Gross margin as a percentage of sales declined by approximately 7 percentage points compared to the corresponding period of the prior year due primarily to the effects of the under-absorption of manufacturing costs and accruals discussed above.

Cost of sales for the nine months ended March 31, 2014 decreased by $812,000 or 13 percent compared to the corresponding period of the prior fiscal year, primarily due to the decline in revenue for the same period. Additionally, cost of sales reflects a $475,000 increase in unfavorable production variances due to reduced manufacturing volumes. Product cost for the nine months ended March 31, 2014 includes an accrual of approximately $278,000 relating to estimated contract losses for certain engineering development projects that are on-going, for which we have not yet recognized revenue. No similar costs were incurred in the corresponding period of the prior fiscal year.

Gross profit declined by approximately $1.1 million or 35 percent for the nine months ended March 31, 2014, primarily as a result of the decreases in revenue and cost of sales discussed above. Gross margin declined by approximately 6 percentage points, compared to the corresponding period of the prior year, due primarily to the effects of the unfavorable production variances and accruals discussed above.

Operating Expenses

Operating Costs and Expenses
(in thousands except % change)

	Three Months Ended March 31,				Nine Months Ended March 31,				Year over Year % Change
	2014		2013		2014		2013		Three Months	Nine Months
		% of Revenue		% of Revenue		% of Revenue		% of Revenue
Operating expenses:
Selling expenses	$177	7%	$311	10%	$408	5%	$907	10%	(43%)	(55%)
General and administrative expenses	420	18%	853	28%	1,304	17%	2,087	22%	(50%)	(38%)
Research and development costs	381	16%	490	16%	1,121	15%	1,360	14%	(22%)	(17%)
	$978	41%	$1,654	54%	$2,833	37%	$4,354	45%	(41%)	(35%)

Selling expenses consist of salaries and other personnel-related expenses for our business development department as well as trade show attendance, advertising and marketing expenses, and travel and related costs incurred in generating and maintaining our customer relationships. Selling expenses for the three and nine months ended March 31, 2014 decreased $134,000, or 43 percent, and $499,000, or 55 percent, respectively, compared to the corresponding periods of fiscal 2013. The decreases are primarily attributable to a reduction in personnel related costs of approximately $76,000 and $320,000 for the three and nine months ended March 31, 2014, respectively, compared to the three and nine months ended March 31, 2013. Additionally, costs incurred for advertising and trade show related expenses declined approximately $55,000 and $157,000 for the three and nine months ended March 31, 2014, respectively, compared to the corresponding periods of the prior fiscal year.

General and administrative expenses (“G&A”) consists of salaries and other personnel-related expenses of our accounting and finance personnel, as well as costs for out-sourced human resource services, professional fees, directors’ fees, and other costs and expenses attributable to being a public company. G&A decreased by $433,000 and $783,000, for the three and nine months ended March 31, 2014, respectively, when compared to the corresponding periods of the prior fiscal year. These decreases relate to severance payments to a former Chief Executive Officer in the amount of $171,000 as well as increased legal and shareholder reporting costs aggregating $135,000 incurred in connection with the contested election of directors at our 2012 Annual Meeting of Shareholders held in January 2013, which costs did not recur in 2014. Additionally other professional service fees, board of director fees and stock compensation expense decreased on a combined basis by approximately $110,000 and $297,000 for the three and nine months ended March 31, 2014, respectively, compared to the corresponding periods of the prior fiscal year. In addition, for the nine months ended March 31, 2014, combined salaries and related expense decreased approximately $110,000 primarily as a result of a change in the Chief Executive Officer, compared to the corresponding period of the prior fiscal year.

Research and development costs generally consist of salaries, employer paid benefits, and other personnel related costs of our engineering and support personnel, as well as allocated facility and information technology costs, professional and consulting fees, patent-related fees, lab costs, materials, and travel and related costs incurred in the development and support of our products. Research and development costs for the three and nine months ended March 31, 2014 decreased by $109,000, or 22 percent, and by $239,000, or 17 percent, respectively, compared to the corresponding period of the prior fiscal year due primarily to continued utilization of engineering resources in contractual development projects, the costs of which are reflected in cost of sales. Additionally salaries and related expenses, including severance expense, increased approximately $55,000 and $160,000 for the three and nine months ended March 31, 2014, respectively, compared to the corresponding period of the prior year. These increases are substantially offset by decreases in recruiting fees and other research and development project costs of $77,000 and $156,000 for the three and nine months ended March 31, 2014, respectively, compared to the corresponding periods of fiscal 2013.

Interest Expense

Interest expense consists primarily of interest expense related to capital lease obligations for leased office equipment, and did not materially differ for the three and nine months need March 31, 2014 when compared to corresponding periods in 2013.

Realized Gain on Sale of Investments

During the three and nine months ended March 31, 2014, we sold certain of our investments in marketable equity securities of publicly held companies and recorded realized gains of $27,000. We did not sell any investments during the prior fiscal year.

Income Tax Benefit

The effective tax rates for the three and nine months ended March 31, 2014 and 2013 are lower than statutory tax rates due to our inability to fully recognize the benefits of federal and state loss carryforwards prior to their utilization. (See Note 7 of Notes to Condensed Consolidates Financial Statements contained elsewhere in this report.)

Liquidity and Capital Resources

Cash and cash equivalents at March 31, 2014 increased $200,000 to $1.9 million as compared to $1.7 million at June 30, 2013. The following table is a summary of our condensed consolidated statements of cash flows contained elsewhere in this report.

	As of and For the Nine Months Ended March 31,
	2014	2013
	(in thousands)
Cash provided by (used in):
Operating activities	$(343)	$(1,281)
Investing activities	$587	$(68)
Financing activities	$2	$(724)

Cash and Working Capital:
Cash and cash equivalents	$1,926	$2,039
Working Capital	$5,339	$6,026

Operating Activities

Cash used in operating activities was $343,000 for the nine months ended March 31, 2014 resulting primarily from our net loss of $512,000, an increase in unbilled receivables of $754,000 related to the development phase of certain contracts that have not yet reached the billable stage, and a decrease in accounts payable and accrued expenses of $247,000, partially offset by non-cash depreciation and amortization of $398,000 and decreases in inventory of $650,000 resulting from resumption of shipments to our largest customer in the second quarter of our current fiscal year.

Cash used in operating activities was $1.3 million for the nine months ended March 31, 2013, resulting primarily from our net loss from continuing operations of $1.2 million and an increase in inventory of $1.0 million. The inventory increase related to the purchase of components required to fulfill firm customer purchase orders in backlog as well as prepaid and warranty orders and to build our stock of components related to certain of our products with the objective of shortening lead times when forecasted purchase orders are received. Partially offsetting these uses of cash was non-cash depreciation and stock-based compensation expense aggregating

$550,000, a decrease in accounts receivable and other current receivables in the amount of $86,000, an increase in accounts payable and accrued liabilities of $134,000 related primarily to the aforementioned increase in inventories, and a reduction in income taxes receivable of $46,000, representing a refund of taxes paid in the prior year.

Investing Activities

During the nine months ended March 31, 2014, we purchased $327,000 of public company common stock and received $88,000 in proceeds from the sale of other such investments in conformity with our Surplus Capital Investment Policy described in more detail below. Additionally, we purchased equipment for $25,000 and we expended $53,000 in legal fees related to internally developed intellectual property. Additionally, during the period we received proceeds of $900,000 from the sale of land and building from our former Astromec operations.

During the nine months ended March 31, 2013 we purchased $68,000 of equipment.

Financing Activities

Cash flows from financing activities during the nine months ended March 31, 2014 were not material.

Cash used in financing activities during the nine months ended March 31, 2013, consisted primarily of repayment in full of our former term loan discussed below.

We believe that our existing cash and cash equivalent balances and investments in equity securities will be sufficient to fund our operations for the next twelve months.

Changes in Bank Debt and Credit Facilities

As described in Note 5 of Notes to Condensed Consolidated Financial Statements contained elsewhere in this report, in September 2012, we terminated a bank credit facility and, in connection with such termination, repaid the entire principal balance of a term loan, amounting to $685,000.

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

The composition of the Investment Committee is Messrs. Swenson (Chair), Cabillot and Hurwitz.

In June 2013, the Investment Committee approved investments aggregating $500,000, and approved an additional $500,000 in July 2013. At March 31, 2014, $632,000 had been invested in marketable public equity securities, having a market value at March 31, 2014 of $834,000, and $406,000 was invested in money market funds. Additionally, during the three and nine months ended March 31, 2014, we sold equity securities with a cost basis of $61,000, for $88,000, resulting in a realized gain of $27,000.

In September 2013, our Board approved a share repurchase program authorizing the Company, at the direction of the Investment Committee, to repurchase up to 750,000 shares of our common stock under parameters to be determined by the Investment Committee. The repurchase program has no stated expiration date and there have been no purchases under the program.

Rights Offering

On December 17, 2013, we publicly announced plans to complete a rights offering to existing holders of our Common Stock, and we commenced the rights offering on March 24, 2014, pursuant to a registration statement on Form S-3 filed with the Securities and Exchange Commission (“SEC’). The rights offering was made through the distribution to our existing shareholders as of March 20, 2014 of non-transferable subscription rights to purchase their pro rata portion of newly issued shares of our Common Stock (the “Subscription Privilege”) at a price of $1.90 per share (the “Subscription Price”). The subscription period for exercise of the rights commenced on March 24, 2014 and expired on April 25, 2014.

Upon completion of the rights offering, we received gross proceeds of approximately $1.65 million before estimated expenses of $125,000, through shareholder subscriptions for 868,732 shares of common stock.

Of the total amount of shares issued, 317,231 and 156,189 shares were issued to AO Partners I, LP (“AO Partners”) and Farnam Street Partners, L.P. (“Farnam Street Partners”), respectively, the Company’s two largest shareholders, who each exercised its full pro-rata allotment of rights in the offering. AO Partners, LLC is the General Partner of AO Partners, and Nicholas J. Swenson, a director of the Company, is the Managing Member of AO Partners. Raymond E. Cabillot, also a director of the Company, is the CEO of Farnam Street Partners.

In connection with the rights offering, we entered into a Standby Purchase Agreement with AO Partners, LLC and Farnam Street Capital, Inc. (each a beneficial shareholder of our common stock; each a “Standby Purchaser” and collectively the “Standby Purchasers”) pursuant to which the Standby Purchasers agreed to purchase, at the Subscription Price, any and all shares of Common Stock not subscribed for by shareholders in connection with the rights offering, subject to reduction by us as described below. Messrs. Swenson and Cabillot have the power to direct the affairs of AO Partners, LLC and Farnam Street Capital, respectively. No fees or other consideration were paid by us to the Standby Purchasers in exchange for their commitment to purchase any and all unsubscribed shares of Common Stock following the rights offering.

In the event that the exercise by a shareholder of the Subscription Privilege or the purchase of our common stock under the Standby Purchase Agreement could, in our sole discretion, have potentially resulted in a limitation of our ability to utilize our tax attributes, such as the annual utilization of net operating loss or tax credit carry forwards (see Note 7 of Notes to Condensed Consolidated Financial Statements contained elsewhere in this report), we had the ability to reduce the exercise by such shareholder of the Subscription Privilege or the amount purchased under the Standby Purchase Agreement to such number of shares of our Common Stock as we determined advisable in order to preserve our ability to utilize such tax attributes. On the basis of the Company’s analysis of tax attributes, the Company did not reduce the subscriptions of any shareholder in the rights offering, but did reduce to zero the number of shares the Standby Purchasers could have otherwise purchased pursuant to the Standby Purchase Agreement. As a result, no shares were issued to AO Partners, LLC or Farnam Street Capital, Inc. pursuant to the Standby Purchase Agreement.

We intend to use the net proceeds of the rights offering to pursue strategic opportunities that may present themselves from time to time or, if not used to pursue strategic opportunities, for working capital and general corporate purposes, including to fund ongoing research and development and product initiatives. Also, to the extent the net proceeds are not deployed, some of the funds may be invested in accordance with the terms of our Surplus Capital Investment Policy.

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

In accordance with SEC rules, an evaluation was performed under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer of the effectiveness, as of March 31, 2014, of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). “Internal control over financial reporting” includes those policies and procedures that:

(1)	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer;
(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the issuer; and
(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer’s assets that could have a material effect on the financial statements.

Based on that evaluation as of March 31, 2014, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective.

 Internal Control over Financial Reporting

During the three months ended March 31, 2014, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Inherent Limitations on the Effectiveness of Controls

In designing and evaluating our disclosure controls and procedures, our management recognized that any system of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PART II — OTHER INFORMATION

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

ITEM 1A. RISK FACTORS

Our business, future financial condition and results of operations are subject to a number of factors, risks and uncertainties, which are disclosed in Item 1A, entitled “Risk Factors” in Part I of our Annual Report on Form 10-K for our fiscal year ended June 30, 2013 as well as any amendments thereto or additions and changes thereto contained in this quarterly report on Form 10-Q for the quarter ended March 31, 2014. Additional information regarding some of those risks and uncertainties is contained in the notes to the condensed consolidated financial statements included elsewhere in this report and in Item 2, entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I of this report. The risks and uncertainties disclosed in our Form 10-K, our quarterly reports on Form 10-Q and in our Prospectus filed with the SEC on March 24, 2014 in connection with our rights offering discussed above are not necessarily all of the risks and uncertainties that may affect our business, financial condition and results of operations in the future.

There have been no material changes to the risk factors as disclosed in our Annual Report on Form 10-K for our fiscal year ended June 30, 2013.

ITEM 6. EXHIBITS

Exhibit	Description
10.1	Standby Purchase Agreement, dated December 17, 2013, between the Registrant and AO Partners, LLC and Farnam Street Capital Inc. (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-3 filed by the Registrant on December 17, 2013)
10.2	Amendment No. 1 to Standby Purchase Agreement, dated March 3, 2014, between the Registrant and AO Partners, LLC and Farnam Street Capital Inc. (incorporated by reference to Exhibit 10.2 to Amendment No. 1 to Registration Statement on Form S-3 filed by the Registrant on March 5, 2014)
31	Certification of Chief Executive Officer and Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

______________

*	The XBRL–related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Exchange Act of 1933 or the Securities Exchange Act of 1934.
29

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRO-DEX, INC.

Date: May 12, 2014	/s/ Harold A. Hurwitz
Harold A. Hurwitz
Chief Executive Officer
(Principal Executive Officer)

Date: May 12, 2014	/s/ Harold A. Hurwitz
Harold A. Hurwitz
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit	Description
10.1	Standby Purchase Agreement, dated December 17, 2013, between the Registrant and AO Partners, LLC and Farnam Street Capital Inc. (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-3 filed by the Registrant on December 17, 2013)
10.2	Amendment No. 1 to Standby Purchase Agreement, dated March 3, 2014, between the Registrant and AO Partners, LLC and Farnam Street Capital Inc. (incorporated by reference to Exhibit 10.2 to Amendment No. 1 to Registration Statement on Form S-3 filed by the Registrant on March 5, 2014)
31	Certification of Chief Executive Officer and Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

______________

*	The XBRL–related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Exchange Act of 1933 or the Securities Exchange Act of 1934.

