Form 10-K
period 2014-06-30
PRO DEX INC
filed 2014-09-18
CIK 788920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended June 30, 2014
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

Registrant’s telephone number, including area code: (949) 769-3200

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, no par value	NASDAQ Capital Market

Securities registered pursuant to Section 12(g) of the Act: None

___________________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer (do not check if a smaller reporting company) ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of December 31, 2013, the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing sales price on the Nasdaq Capital Market was approximately $5.5 million. For the purpose of this calculation shares owned by officers, directors and 10% stockholders known to the registrant have been deemed to be owned by affiliates. This calculation does not reflect a determination that persons are affiliates for any other purposes.

As of September 2, 2014, 4,211,019 shares of the registrant’s no par value common stock were outstanding.

Documents incorporated by reference:

Part III of this report incorporates by reference certain information from the registrant’s definitive proxy statement (the “Proxy Statement”) for its 2014 Annual Meeting of Shareholders. The Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

PRO-DEX, INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED JUNE 30, 2014

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of federal securities laws. Forward-looking statements are not based on historical facts but instead reflect the Company’s expectations, estimates or projections concerning future results or events. These statements generally can be identified by the use of forward-looking words or phrases such as “believe,” “expect,” “anticipate,” “may,” “could,” “intend,” “intent,” “belief,” “estimate,” “project,” “forecast,” “plan,” “likely,” “will,” “should” or similar words or phrases. These statements are not guarantees of performance and are inherently subject to known and unknown risks, uncertainties and assumptions that are difficult to predict and could cause actual results, performance or achievements to differ materially from those expressed or indicated by those statements. The Company cannot assure you that any of its expectations, estimates or projections will be achieved.

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

Company Overview

Pro-Dex, Inc. (“Company”, “Pro-Dex”, “we”, “our”, “us”), with operations in Irvine, California and Beaverton, Oregon, designs and produces powered surgical and dental instruments and motion control products used in the medical, factory automation and scientific research industries.

Our products are found in hospitals, dental offices, medical engineering labs, scientific research facilities and high-tech manufacturing operations around the world. In addition to Pro-Dex, the names Micro Motors and Oregon Micro Systems are used for marketing purposes as brand names.

Our principal headquarters are located at 2361 McGaw Avenue, Irvine, California 92614 and our phone number is 949-769-3200. Our Internet address is www.pro-dex.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, amendments to those reports and certain other Securities and Exchange Commission (“SEC”) filings, are available free of charge through our website as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC. In addition, our Code of Ethics and other corporate governance documents may be found on our website at the Internet address set forth above. Our filings with the SEC may also be read and copied at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov and company specific information at www.sec.gov/edgar/searchedgar/companysearch.html.

In February 2012, we sold our fractional horsepower motor product line located in Carson City, Nevada, operating under the name Pro-Dex Astromec (“Astromec”) to a third party. As a result of the sale, this product line has been classified as a discontinued operation in conformity with applicable accounting guidance. Accordingly, unless otherwise indicated, Astromec’s results have been reported as discontinued operations and removed from all financial discussions of continuing operations, including the Consolidated Financial Statements and Notes, beginning on page 23 of this report.

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

Description of Business

The majority of our revenue is derived from designing, developing and manufacturing powered instruments for the medical and dental industries and motion control software and hardware for industrial and scientific applications. The proportion of total sales by customer type is as follows:

	Years Ended June 30,
	2014		2013
	(In thousands)
		% of Revenue		% of Revenue
Medical device	$6,848	64%	$7,970	65%
Industrial and scientific	2,392	22%	2,594	21%
Dental	1,219	11%	1,092	9%
Government and other	353	3%	593	5%
Total Sales	$10,812	100%	$12,249	100%

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

	Years Ended June 30,
	2014		2013
	(In thousands)
		% of Revenue		% of Revenue
Irvine	$9,298	86%	$10,531	86%
Beaverton	1,514	14%	1,718	14%
Total Sales	$10,812	100%	$12,249	100%

In fiscal year 2014, our top 20 customers accounted for 82% of our sales, compared to 81% in fiscal year 2013. In fiscal year 2014, our largest customer, included in medical device revenue above, accounted for 49% of our sales with our next largest customer accounting for 6% of our sales. This compares to fiscal year 2013, when our largest customer accounted for 46% of our sales, with our next largest customer accounting for 6% of our sales. In many cases, including our largest customers, disclosure of customer names is prohibited by confidentiality agreements with such entities.

We have no plans to discontinue the sales relationships with our existing significant customers and have no knowledge of them discontinuing their sales relationship with us.

We continue to implement the steps of a strategic plan, the objectives of which are to sustain business with our largest customer, successfully complete two significant engineering projects currently in progress and release the related products to manufacturing, identify and capture additional revenue opportunities and continue to effectively manage our reduced operating costs. There can be no assurance, however, as to either the timing or success of achieving these objectives, which, during any period not achieved, may cause a prolonged material and adverse impact on our business.

The majority of the raw materials and components used to manufacture our products are purchased and are available from several sources. Precision Interconnect, Transicoil and Portescap Danaher are examples of key suppliers. We have no exclusive arrangements with any of our suppliers, but in several instances only one supplier is used for certain high-value components. In most of such instances, secondary suppliers have been identified, although it is likely that any transition to a new or different supplier would result in a delay in the supply chain. We consider our relationships with our suppliers and manufacturers to be good. We do not intend to terminate any such relationship at this time, nor does management have knowledge that any supplier or manufacturer intends to terminate its relationship with us.

Our commitment to product design, manufacturing and quality systems are supported by our compliance with several regulatory agency requirements and standards. We hold a U.S. Food and Drug Administration (“FDA”) Establishment Registration and a State of California Device Manufacturing License (Dept of Public Health Food and Drug Branch) with respect to our Irvine, California facility. In addition, our Irvine, California facility is certified to ISO 13485:2003, Medical Device Directive 93/42/EEC – Annex II, and Canadian Medical Device Conformity Assessment System. Our Beaverton, Oregon facility is certified to ISO 9001:2008.

At June 30, 2014, we had a backlog of $2.8 million compared with a backlog of $6.7 million at June 30, 2013. We have experienced, and may continue to experience, variability in our new order bookings due to, among other reasons, the timing of customer orders based on end-user demand and customer inventory levels, illustrative of which is our receipt in July 2014 of purchase orders from our largest customer aggregating approximately $3.5 million for shipments extending through December 2015. We do not typically experience seasonal fluctuations in our shipments and revenues.

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
3

In certain instances we may share research and development costs with our customers by billing for non-recurring engineering services. Fees received for non-recurring engineering services represented 2% of our revenue in both fiscal years 2014 and 2013. During fiscal years 2012 and 2013, we entered into certain development and supply contracts, the development portions of which are in progress and provide for billable non-recurring engineering service fees. Such fees are recognized as revenue generally upon successful completion of the non-recurring engineering services, which we believe will occur in fiscal year 2015, although successful completion cannot be assured. We also intend to pursue other revenue-generating development projects. Accordingly, we believe that non-recurring engineering fees could represent a greater share of our revenue in the future.

During the fiscal years ended June 30, 2014 and 2013, we incurred research and development expenses amounting to $1,482,000 and $1,790,000, respectively, which costs exclude $511,000 and $370,000 in 2014 and 2013, respectively, that were, or will be, shared with our customers through billings for non-recurring engineering services.

Employees

At June 30, 2014, we had 62 full-time employees, comprised of 53 employees in Irvine and 9 in Beaverton. At June 30, 2013, we had 67 full-time employees. During each of the three fiscal years in the period ended June 30, 2014, we have initiated reductions-in-force as part of a strategic plan to reduce expenses.

None of our employees are a party to any collective bargaining agreements with us. We consider our relationships with our employees to be good.

Government Regulations

The manufacture and distribution of medical and dental devices are subject to state and federal requirements set forth by various agencies, including the FDA, and state medical and dental boards. The statutes, regulations, administrative orders, and advisories that affect our businesses are complex and subject to diverse, often conflicting, interpretations. While we make every effort to maintain full compliance with all applicable laws and regulations, we are unable to eliminate the ongoing risk that one or more of our activities or devices may at some point be determined to be non-compliant. The penalties for non-compliance could range from an administrative warning to termination of a portion of our business. Furthermore, even if we are subsequently determined to have fully complied with applicable laws or regulations, the costs to achieve such a determination and the intervening loss of business could adversely affect or result in the cessation of a portion of our business. A change in such laws or regulations at any time may have an adverse effect on our operations.

The FDA designates all medical devices into one of three classes (Class I, II or III) based on the level of control necessary to assure the safety and effectiveness of the device (with Class I requiring the lowest level of control and Class III requiring the greatest level of control). The surgical instrumentation we manufacture is generally classified into Class I, and our dental instrumentation is generally classified into Class II. The FDA has broad enforcement powers to recall and prohibit the sale of products that do not comply with federal regulations, and to order the cessation of non-compliant processes. No claim has been made to date by the FDA regarding any of our products or processes. Nevertheless, as is common in the industry, certain of our products and processes have been the subject of routine governmental reviews and investigations.

The total cost of providing health care services has been and will continue to be subject to review by governmental agencies and legislative bodies in the major world markets, including the United States, which are faced with significant pressure to lower health care costs. The Patient Protection and Affordable Care Act signed into law in March 2010 (the “Affordable Care Act”) imposes a 2.3% excise tax on sales of certain medical devices, some of which we produce, that we may be unable to recover through price increases to our customers.

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

Management believes that each of our facilities has manufacturing systems and processes that are based on established Quality Management System standards. In addition, we believe that our Irvine, California facility is compliant with applicable Good Manufacturing Practices promulgated by the FDA, and is, along with our Beaverton, Oregon facility, compliant with applicable ISO standards set forth by the International Organization for Standardization.

Patents, Trademarks and Licensing Agreements

We hold patents relating to miniature rotary drive products and multi-axis motion controllers. Our patents have varying expiration dates. The near term expiration of the patents, if any, is not expected to cause any change in our revenue-generating operations as the revenue from the products associated with those patents is not material.

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

We have certain federally registered trademarks relating to our products, including Pro-Dex® OMS® and OMS-EZ®, along with a number of other common law trademarks.

We have not entered into any franchising agreements. We have not granted nor do we hold any third-party licenses having terms under which we earn revenue or incur expense in material amounts.

ITEM 1A.	RISK FACTORS

Investing in our common stock involves a high degree of risk. You should carefully consider the following risk factors, as well as the other information contained in this report, before deciding whether to invest in shares of our common stock. If any of the following risks actually occur, our business, financial condition, operating results and prospects would suffer. In that case, the trading price of our common stock would likely decline and you might lose all or part of your investment in our common stock. The risks described below are not the only ones we face. Additional risks that we currently do not know about or that we currently believe to be immaterial may also impair our operations and business results.

A substantial portion of our revenue is derived from a single customer. If we were to lose that customer, it would have a material adverse effect on our business, financial condition and results of operations.

In fiscal year 2014, our top 20 customers accounted for 82% of our sales, with our largest customer accounting for 49% of our sales. The loss of our largest customer, or the loss of any other significant customer, would severely impact us, including having a material adverse effect on our business, financial condition, cash flows, revenue and results of operations.

Our failure to manage contracting sales levels could harm us by having a material adverse effect on our business and results of operations.

Over the past several fiscal years our total sales have contracted from $27.1 million in 2011 to $17.3 million in 2012, $12.2 million in 2013 and $10.8 million in 2014. We continue to implement the steps of a strategic plan, the objectives of which are to identify and capture additional revenue opportunities while continuing to manage our reduced operating costs. There can be no assurance, however, as to either the timing or success of achieving these objectives, which, during any period not achieved, may cause us to experience a prolonged material and adverse impact on our business.

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

We terminated our bank credit facility agreements in September 2012. An inability to achieve anticipated cash flows from operations could have a material adverse effect on our liquidity and could require additional financing, which may not be available on acceptable terms or at all.

On August 30, 2012, we notified our former bank of our intent to terminate our then-existing credit facility agreements and repay the term loan in full, which amounted to $685,000 at the time of its repayment in September 2012.

An inability to achieve anticipated cash flows from operations could have a material adverse effect on our ability to fund operations and require us to obtain new financing. However, there is no assurance that such financing will be available on acceptable terms, if at all.

A substantial portion of our business is derived from our two core business areas that, if not serviced properly, may result in a material adverse impact upon our business, results of operations and financial condition.

In fiscal year 2014, we derived more than 77% of our revenue from sales of our medical device and motion control products and related services. We believe that a primary factor in the market acceptance of our products and services is the value they create for our customers. Our future financial performance will depend in large part on our ability to continue to meet the increasingly sophisticated needs of our customers through the timely development, successful introduction and implementation of new and enhanced products and services, while at the same time continuing to provide the value our customers have come to expect from us. We have historically expended a significant percentage of our revenue on product development and believe that significant continued product development efforts will be required to sustain our growth. Continued investment in our sales and marketing efforts will also be required to support future growth.

There can be no assurance that we will be successful in our product development efforts, that the market will continue to accept our existing products, or that new products or product enhancements will be developed and implemented in a timely manner, meet the requirements of our customers, or achieve market acceptance. If the market does not continue to accept our existing products, or our new products or product enhancements do not achieve market acceptance, our business, results of operations and financial condition could be materially adversely affected.

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

The medical device and motion control markets are generally characterized by rapid technological change, changing customer needs, frequent new product introductions and evolving industry standards. The introduction of products incorporating new technologies and the emergence of new industry standards could render our existing products obsolete and unmarketable. There can be no assurance that we will be successful in developing and marketing new products that respond to technological changes or evolving industry standards.

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

We are dependent on the maintenance and protection of our proprietary technology and rely on patent filings, exclusive development and supply agreements, confidentiality procedures and employee nondisclosure agreements to protect it. There can be no assurance that the legal protections and precautions taken by us will be adequate to prevent misappropriation of our technology or that competitors will not independently develop technologies equivalent or superior to ours. Further, the laws of some foreign countries do not protect our proprietary rights to as great an extent as do the laws of the United States and are often not enforced as vigorously as those in the United States.

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

Two of our directors hold voting power with respect to a substantial portion of our outstanding common stock that enables them to have significant influence over the outcome of all matters submitted to our shareholders for approval, which influence may conflict with our interests and the interests of other shareholders.

As of September 2, 2014, two of our directors, Nicholas J. Swenson and Raymond E. Cabillot, controlled voting power over approximately 36.8% (24.7% and 12.1%, respectively) of the outstanding shares of our common stock. As a result of such voting control, these directors will have significant influence over all matters submitted to our shareholders for approval, including the election of our directors and other corporate actions, and may have interests that conflict with our interests and the interests of other shareholders.

A conflict of interest exists with respect to certain investments approved by our Investment Committee.

We have a Surplus Capital Investment Policy (the “Policy”) that provides, among other items, for the following:

(a)	Determination by our Board of Directors of (i) our surplus capital balance and (ii) the portion of such surplus capital balance to be invested according to the Policy;
(b)	Selection of an Investment Committee responsible for implementing the Policy; and
(c)	Objectives and criteria under which investments may be made.

The Investment Committee is currently comprised of: Messrs. Swenson (Chair) and Cabillot, both of whom are members of our Board of Directors and professional investment fund managers, and Mr. Harold A. Hurwitz, a member of our Board of Directors, and our Chief Executive Officer and Chief Financial Officer. The Investment Committee has approved making investments in the common stocks of certain companies in which funds managed by Messrs. Swenson and/or Cabillot currently hold common stock investments, and may approve making additional such investments in the future. In such situations, a potential conflict of interest exists, or will exist, in that Messrs. Swenson’s or Cabillot’s interests may not be independent of Investment Committee decisions. As of August 31, 2014, the investments made pursuant to the Policy in equity securities of publicly held companies had an aggregate market value of approximately $1.1 million.

Our investments under the Policy are concentrated in stocks whose fair values are subject to a loss in value and which may not easily be sold.

Our current investments under the Policy include investments in common stocks of various companies. A significant decline in the value of our investments may produce a large decrease in our consolidated shareholders’ equity and could have a material adverse effect on our consolidated book value per share. Under certain circumstances, significant declines in the fair value of these investments may require the recognition of losses in the statement of operations and other comprehensive income. In addition, some stocks in which we are invested under the Policy do not consistently trade on a daily basis which could adversely affect our ability to sell them on a timely basis or at an acceptable value. It is possible that we could realize a significant or complete loss of our investments under the Policy.

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

Because a significant percentage of our expenses are fixed, a variation in the timing of sales can cause significant fluctuations in operating results from quarter to quarter. As a result, we believe that interim period-to-period comparisons of our results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. Further, our historical operating results are not necessarily indicative of future performance for any particular period.

In addition, it is possible that our operating results in future quarters may be below the expectations of public market analysts and investors. In such an event, the price of our common stock could be materially adversely affected.

Our operations are subject to a number of complex government regulations, the violation of which could have a material adverse effect on our business.

The manufacture and distribution of medical and dental devices are subject to state and federal requirements set forth by various government agencies including the FDA and EPA. The statutes, regulations, administrative orders, and advisories that affect our businesses are complex and subject to diverse, often conflicting, interpretations. While we make every effort to maintain full compliance with all applicable laws and regulations, we are unable to eliminate the ongoing risk that one or more of our activities may at some point be determined to be non-compliant. The penalties for non-compliance could range from an administrative warning to termination of a portion of our business. Furthermore, even if we are subsequently determined to have fully complied with applicable laws or regulations, the costs to achieve such a determination and the intervening loss of business could adversely affect or result in the cessation of a portion of our business. A change in such laws or regulations at any time may have an adverse effect on our operations.

The FDA designates all medical devices into one of three classes (Class I, II or III) based on the level of control necessary to assure the safety and effectiveness of the device (with Class I requiring the lowest level of control and Class III requiring the greatest level of control). The surgical instrumentation we manufacture is generally classified into Class I, and our dental instrumentation is generally classified into Class II. The FDA has broad enforcement powers to recall and prohibit the sale of products that do not comply with federal regulations, and to order the cessation of non-compliant processes. No claim has been made to date by the FDA regarding any of our products or processes. Nevertheless, as is common in the industry, certain of our products and processes are from time to time subject to routine governmental reviews and investigations. We are also subject to EPA regulations concerning the disposal of industrial waste.

While management believes that our products and processes fully comply with applicable laws and regulations, we are unable to predict the outcome of any such future review or investigation.

We face significant uncertainty in the healthcare industry due to government reform.

Political, economic and regulatory influences are subjecting the healthcare industry to fundamental changes. The Affordable Care Act enacted sweeping reforms to the U.S. healthcare industry, including mandatory health insurance, reforms to Medicare and Medicaid, the creation of large insurance purchasing groups, new taxes on medical equipment manufacturers that apply to certain of our products and other significant modifications to the healthcare delivery system. Due to uncertainties regarding the ultimate features of federal legislation and its implementation, we cannot predict what impact the Affordable Care Act may have on us, our customers or our industry.

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

Many of our products are complex and technologically advanced. Such products may, from time to time, be the subject of claims concerning product performance and construction, including warranty claims. While we are committed to correcting such problems as soon as possible, there is no assurance that solutions will be found on a timely basis, if at all, to satisfy customer demands or to avoid potential claims or litigation. Also, due to the location of our facilities, as well as the nature of our business activities, there is a risk that we could be subject to litigation related to environmental remediation claims. We maintain insurance to protect against claims associated with the manufacture and use of our products, but there can be no assurance that our insurance coverage will adequately cover any claim asserted against us.

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

Our future performance depends in significant part upon the continued service of our key technical and senior management personnel. Because we have a relatively small number of employees when compared to other companies in the same industry, our dependence on maintaining our relationship with key employees is particularly significant. We are also dependent on our ability to attract and retain high quality personnel, particularly in the areas of product development, operations management, marketing and finance.

A high level of employee mobility and the aggressive recruiting of skilled personnel characterize the medical device and motion control industries. There can be no assurance that our current employees will continue to work for us. Loss of services of key employees could have a material adverse effect on our business, results of operations and financial condition. Furthermore, we may need to provide enhanced forms of incentive compensation to attract and retain such key personnel.

The failure to maintain the market price of our common stock may affect our ability to remain listed on the Nasdaq.

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

We are subject to changes in and interpretations of financial accounting standards that govern the measurement of our performance. Based on our reading and interpretations of relevant pronouncements, guidance, or concepts issued by, among other authorities, the Financial Accounting Standards Board, the SEC and the American Institute of Certified Public Accountants, management believes our performance, including current sales contract terms and business arrangements, has been properly reported. However, there continue to be issued pronouncements, interpretations and guidance for applying the relevant standards to a wide range of contract terms and business arrangements that are prevalent in the industries in which we operate. Future interpretations or changes by the regulators of existing accounting standards or changes in our business practices may result in future changes in our accounting policies and practices that could have a material adverse effect on our business, financial condition, cash flows, revenue and results of operations.

Our evaluation of internal controls and remediation of potential problems is costly and time consuming and could expose weaknesses in financial reporting.

Section 404 of the Sarbanes-Oxley Act of 2002, as amended, requires management’s assessment of the effectiveness of our internal control over financial reporting. This process is expensive and time consuming, and requires significant attention of management. Management can give no assurance that material weaknesses in internal controls will not be discovered. If a material weakness is discovered, corrective action may be time consuming and costly, and could further divert the attention of management. The disclosure of a material weakness, even if quickly remedied, could reduce the market’s confidence in our financial statements and harm our stock price, especially if a restatement of financial statements for past periods is required.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our executive offices and Irvine manufacturing facility are located at 2361 McGaw Avenue, Irvine, California 92614. We lease the 28,000 square foot facility from an unrelated third party at a current base monthly lease rate of $35,000, with annual increases of $1,400 per month in the base lease rate through the expiration of the lease in April 2018. The building is a one-story stand-alone structure of concrete “tilt-up” construction, approximately 25 years old and in good condition.

Our Beaverton office and manufacturing facility is located at 15201 N.W. Greenbrier Parkway, B-1 Ridgeview, Beaverton, Oregon 97006. The Company executed a first amendment to the lease in the second quarter of fiscal year 2014 reducing the leased premises from 7,500 square feet to 7,100 square feet. The facility is leased from an unrelated third party, at a base monthly lease rate of $5,900 through the expiration of the lease in July 2017. The building is a one-story suite in a 20-year-old industrial office complex and is in good condition.

The current leased facilities are believed to be adequate for our expected needs. We believe each facility is in full compliance with applicable state, EPA and other agency environmental standards.

ITEM 3.     LEGAL PROCEEDINGS

We are from time to time a party to various legal proceedings incidental to our business, none of which we consider may be material. The legal proceedings potentially cover a variety of allegations spanning our entire business. There can be no certainty, however, that we may not ultimately incur liability or that such liability will not be material and adverse.

ITEM 4.     MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted under the symbol “PDEX” on the automated quotation system of the Nasdaq Capital Market (“NASDAQ”). The following table sets forth for the quarters indicated the high and low sales prices of our common stock as reported by NASDAQ. The quotations reflect inter-dealer prices, without retail markup, markdown, or commissions, and may not necessarily represent actual transactions. On September 8, 2014, the last sale price of our common stock as reported by NASDAQ was $2.05 per share.

	High	Low
Year ended June 30, 2013:
First Quarter	$2.10	$1.52
Second Quarter	2.19	1.72
Third Quarter	2.37	1.92
Fourth Quarter	2.10	1.84
Year ended June 30, 2014:
First Quarter	$2.10	$1.90
Second Quarter	2.55	2.06
Third Quarter	3.77	1.99
Fourth Quarter	2.30	1.90

Holders

As of September 8, 2014, there were 79 holders of record of our common stock. This number does not include beneficial owners including holders whose shares are held in nominee, or “street,” name.

Dividends

We have never paid a cash dividend with respect to our common stock. The current policy of our Board of Directors is to retain any future earnings to provide funds for the operation and expansion of our business. Any determinations to pay dividends in the future will be at the discretion of our Board of Directors.

Rights Offering

On April 30, 2014 we completed a rights offering whereby we issued a total of 868,732 shares of common stock. The rights offering was made pursuant to a Registration Statement on Form S-3 that was filed with the Securities and Exchange Commission ("SEC") and became effective on March 21, 2014. The rights offering was made through the Company’s distribution to its existing shareholders as of March 20, 2014, the record date, of non-transferable subscription rights to purchase their pro rata portion of newly issued shares of common stock at a subscription price of $1.90 per share. The subscription period commenced on March 24, 2014 and expired on April 25, 2014. (See Note 12 of Notes to Consolidated Financial Statements contained elsewhere in this report.)

Repurchases

We did not repurchase any securities during fiscal 2014 or fiscal 2013.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and the Notes thereto included in Item 8 of this report as well as the Risk Factors included in Item 1A of this report. The following discussion contains forward-looking statements. (See “Cautionary Note Regarding Forward-Looking Statements” included in Item 1 of this report.)

Overview

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of the Company’s results of operations and financial condition for the years ended June 30, 2014 and 2013. Unless otherwise indicated, this discussion excludes the results of our fractional horsepower motor product line, operating under the name Pro-Dex Astromec, which we sold in February 2012 and which has been classified as a discontinued operation.

The Company, with operations in Irvine, California and Beaverton, Oregon, designs and produces powered surgical and dental instruments and motion control products used in the medical, factory automation and scientific research industries.

Our products are found in hospitals, dental offices, medical engineering labs, scientific research facilities and high-tech manufacturing operations around the world. In addition to Pro-Dex, the names Micro Motors and Oregon Micro Systems are used for marketing purposes as brand names.

Critical Accounting Policies

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

Warranties

Certain of our products are sold with a warranty that provides for repairs or replacement of any defective parts for a period, generally one to two years, after the sale. At the time of the sale, we accrue an estimate of the cost of providing the warranty based on prior experience with such factors as return rates and repair costs, which factors are reviewed quarterly.

Warranty expenses, including changes of estimates, are included in cost of sales in our consolidated statements of operations.

Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market value. Reductions to estimated market value are recorded, and charged to cost of sales, when indicated based on a formula that compares on-hand quantities to both historical usage and estimated demand over the ensuing 12 months from the measurement date.

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

Long-lived Assets

We review the recoverability of long-lived assets, consisting of equipment and leasehold improvements, when events or changes in circumstances occur that indicate carrying values may not be recoverable.

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

Income Taxes

We recognize deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of our assets and liabilities along with net operating loss and tax credit carryovers. Deferred tax assets at June 30, 2014 and 2013 consisted primarily of basis differences related to research and development tax credit utilization, net operating loss carryovers, intangible assets, accrued expenses and inventories.

Significant management judgment is required in determining our provision for income taxes and the recoverability of our deferred tax assets. Such determination is based on our historical taxable income, with consideration given to our estimates of future taxable income and the periods over which deferred tax assets will be recoverable. We record a valuation allowance against deferred tax assets to reduce the net carrying value to an amount that we believe is more likely than not to be realized. When we establish or reduce the valuation allowance against deferred tax assets, the provision for income taxes will increase or decrease, respectively, in the period such determination is made. At June 30, 2014 and 2013, we maintained a valuation allowance against the entire balance of our deferred tax assets, net of deferred tax liabilities.

Results of Operations for the Fiscal Year Ended June 30, 2014 Compared to the Fiscal Year Ended June 30, 2013

The following tables set forth results from continuing operations for the years ended June 30, 2014 and 2013:

	Years Ended June 30,
	2014			2013
	Dollars in thousands
		% of Net Sales			% of Net Sales
Net sales	$10,812	100%		$12,249	100%
Cost of sales	7,846	73%		8,533	70%
Gross profit	2,966	27%		3,716	30%
Selling expenses	585	5%		1,255	10%
General and administrative expenses	1,713	16%		2,566	21%
Research and development costs	1,482	14%		1,790	15%
	3,780	35%		5,611	46%
Operating loss	(814)	(8%	)	(1,895)	(15%	)
Other income (expense), net	59	1%		(8)	—
Loss from continuing operations before income taxes	(755)	(7%	)	(1,903)	(16%	)
Benefit from income taxes	104	1%		39	1%
Net loss from continuing operations	$(651)	(6%	)	$(1,864)	(15%	)

Net Sales

The majority of our revenue is derived from designing, developing and manufacturing powered surgical instruments for medical device original equipment manufacturers, dental instruments, and motion control software and hardware for industrial and scientific applications. The proportion of total sales by customer type is as follows:

	Years Ended June 30,				Increase (Decrease) From 2013 To 2014
	2014		2013
	Dollars in thousands
		% of Net Sales		% of Net Sales
Net sales:
Medical device	$6,848	64%	$7,970	65%	(14%)
Industrial and scientific	2,392	22%	2,594	21%	(8%)
Dental	1,219	11%	1,092	9%	12%
Government and other	353	3%	593	5%	(40%)
	$10,812	100%	$12,249	100%	(12%)

Net sales in fiscal 2014 decreased by $1.4 million, or 12%, as compared to fiscal 2013, due primarily to a reduction in medical device sales of $1.1 million. Shipments to our largest customer, accounted for in medical device sales, decreased $491,000 for fiscal 2014 from fiscal 2013. This decrease resulted from the customer’s suspension of product delivery orders during the first five months of fiscal 2014, and the negotiation in December 2013 of a revised delivery schedule that provided for an extension, into fiscal 2015, of the number of months in which the customer would fulfill its ordering obligation. Additionally, repair sales of $294,000 to our former largest medical device customer in fiscal 2014 represented a decline of approximately $428,000 from fiscal 2013, and we do not expect to receive further repair orders from this former customer.

At June 30, 2014, we had a backlog of $2.8 million compared with a backlog of $6.7 million at June 30, 2013. We may experience variability in our new order bookings due to, among other reasons, the timing of customer orders based on end-user demand and customer inventory levels, illustrative of which is our receipt in July 2014 of purchase orders from our largest customer aggregating approximately $3.5 million for shipments extending through December 2015.

Cost of Sales and Gross Margin

	Years Ended June 30,				Increase (Decrease) From 2013 To 2014
	2014		2013
	Dollars in thousands
Cost of sales:		% of Net Sales		% of Net Sales
Product costs	$6,867	64%	$7,224	59%	(5%)
Accrued losses on product development services	317	3%	176	2%	80%
Under-absorption of manufacturing costs	474	4%	465	4%	2%
Inventory and warranty charges	188	2%	668	5%	(72%)
Total cost of sales	$7,846	73%	$8,533	70%	(8%)
Gross profit and gross margin	$2,966	27%	$3,716	30%	(20%)

Cost of sales in fiscal 2014 decreased $687,000, or 8%,  from fiscal 2013, due primarily to (a) a $357,000 decrease in product costs, and (b) a $480,000 decrease in expenses related to inventory and warranty charges, partially offset by (c) a $141,000 increase from fiscal 2013 to 2014 in accruals for anticipated losses on fixed price product development services portion of certain contracts. The decrease in product costs is due primarily to the decrease in net sales from fiscal 2013 to 2014. The decrease in costs related to inventory allowances and warranty charges in fiscal 2014 compared to 2013 is due primarily to the decrease in sales to our largest medical device customer, as well as a reduction in both the number of units returned under warranty and the average per unit repair cost in fiscal 2014 compared to fiscal 2013.

Gross margin declined three percentage points from 30% in fiscal 2013 to 27% in fiscal 2014. Contributing to this decline are (a) the increase from fiscal 2013 to 2014 in accruals of anticipated losses related to certain product development contracts as described in the preceding paragraph, and (b) higher under-absorbed manufacturing overhead costs as a percentage of sales in fiscal 2014, relative to 2013, partially offset by (c) the reduced warranty costs as described in the preceding paragraph.

Operating Expenses

	Years Ended June 30,				Increase (Decrease) From 2013 To 2014
	2014		2013
	(Dollars in thousands)
		% of Net Sales		% of Net Sales
Operating expenses:
Selling expenses	$585	5%	$1,255	10%	(53%)
General and administrative expenses	1,713	16%	2,566	21%	(33%)
Research and development costs	1,482	14%	1,790	15%	(17%)
	$3,780	35%	$5,611	46%	(33%)

Selling expenses consist of salaries and other personnel-related expenses related to business development department, as well as trade show attendance, advertising and marketing expenses, and travel and related costs incurred in generating and maintaining customer relationships. The decrease in selling expenses of $670,000 in fiscal 2014 from fiscal 2013 relates primarily to decreases in personnel-related costs of $451,000, and advertising and trade show related expenses of $173,000.

General and administrative expenses (“G&A”) consist of salaries and other personnel-related expenses for corporate, accounting and finance personnel, as well as costs for outsourced human resource and information technology services, professional fees, directors’ fees and costs associated with being a public company. The $853,000 decrease in G&A expenses from fiscal 2013 to 2014 is due primarily to (a) decreased personnel costs of $274,000, of which $167,000 relates to a severance payment made in fiscal 2013 for our former Chief Executive Officer, (b) lower public company related costs in fiscal 2014, relative to 2013, due to costs incurred in 2013 amounting to $190,000 associated with the contested election of directors at our 2012 Annual Meeting of Shareholders held in January 2013 that were not incurred in 2014, (c) reduced professional service fees, including legal expenses, board of director fees, and stock compensation expenses of $233,000, $60,000 and $50,000, respectively.

Research and development costs consist of salaries and other personnel-related costs of our product development and engineering personnel, related professional and consulting fees, and costs related to intellectual property, laboratory usage, materials, and travel and related costs incurred in the development and support of our products. The decrease in research and development costs in fiscal 2014 as compared to 2013 is primarily due to (a) reduced expenditures on internal projects in the amount of $96,000, (b) the increased utilization of engineering resources in contractual development projects of $241,000, the costs of which are reflected in unbilled receivables at June 30, 2014, (c) reduced consulting and recruiting expenses of $59,000, and (d) reduced supplies, travel and dues of $39,000, offset by increased personnel costs of $151,000, of which $53,000 were severance costs.

Other Income (Expense), Net

Other income and expense consists of interest income earned from our money market account, interest expense related to capital lease obligations for leased office equipment, and realized gains and losses from sales of investments in marketable equity securities. The increase in other income (expense), net in fiscal 2014 as compared to 2013 is due primarily to realized gains, amounting to $65,000, from sales of certain investments in marketable equity securities. There were no sales of investments during fiscal 2013.

Benefit from Income Taxes

The effective tax rates for fiscal 2014 and 2013 are lower than statutory tax rates due to our inability to fully recognize the benefits of federal and state loss carryforwards prior to their utilization. (See Note 7 of Notes to Consolidated Financial Statements contained elsewhere in this report).

Liquidity and Capital Resources

The following table is a summary of our Consolidated Statements of Cash Flows and Cash and Working Capital:

	As of and for the Years Ended June 30,
	2014	2013
	(In thousands)
Cash provided by (used in):
Operating activities	$(329)	$(1,271)
Investing activities	$323	$(452)
Financing activities	$1,514	$(709)

Cash, cash equivalents and working capital:
Cash and cash equivalents	$3,188	$1,680
Working capital	$6,766	$5,033

Cash Flows from Operating Activities

Cash used in operating activities during fiscal 2014 was $329,000. The primarily uses of cash arose from (a) the net loss for the year of $488,000, which was offset by non-cash depreciation and amortization of $527,000, (b) an increase in accounts receivable of $440,000 related to the resumption of product delivery orders during fiscal 2014 from our largest customer, which orders had been suspended at June 30, 2013, (c) an increase in unbilled receivables of $828,000 related to the product development portion of certain contracts in progress at June 30, 2014, and (d) an aggregate decrease of $313,000 in accounts payable, accrued expenses and deferred rent. The primary source of cash was a $1.2 million reduction of inventory, which had been built up at the end of the fiscal 2013 as a result of the suspension of product delivery orders from our largest customer. With the resumption of the customer’s orders in December 2013, this inventory build-up was substantially consumed as of June 30, 2014.

Net cash used in operating activities in 2013 amounted to $1.3 million. The primary uses of cash arose from (a) the net loss for the year of $1.8 million, partially offset by non-cash charges for depreciation and amortization, share-based compensation and allowance for doubtful accounts aggregating $690,000, (b) an increase in unbilled receivables amounting to $244,000 relating to the development portion of certain contracts we entered into with customers in 2013, and (c) an increase in inventories of $1.0 million, resulting primarily from a build-up of our stock of components related to certain of our products with the objective of shortening lead times when forecasted purchase orders are received. In the fourth quarter of 2013, our largest customer began deferring the timing of its product delivery orders, thus prolonging the effect of the inventory build-up described above with respect to inventory unique to that customer’s products. Sources of cash arose primarily from (a) a reduction in accounts receivable amounting to $325,000, attributable primarily to the lower sales volume experienced during 2013 relative to 2012, and (b) a reduction in income taxes receivable amounting to $608,000, resulting primarily from tax refunds received in 2013 from the carryback of tax-basis net operating losses generated in 2012, (c) an increase of $69,000 in accounts payable, accrued expenses and deferred rent, and (d) an increase in deferred revenue amounting to $121,000, resulting from collections received in 2013 from customers in connection with the contractual terms of development contracts that will not qualify for revenue recognition until we complete the related non-recurring engineering services.

Cash Flows from Investing Activities

Net cash provided by investing activities in fiscal 2014 was $323,000. Sources of cash arose from (a) $900,000 of proceeds received from the sale of the land and building housing our former Astromec operations, and (b) $228,000 of proceeds received from the sale of investments in common stock of public companies under the direction of the Investment Committee of our Board (see “Surplus Capital Investment Policy” below). Uses of cash consisted of (a) investments, aggregating $654,000, in marketable equity securities of publicly held companies, (b) costs of internally developed software and intellectual property amounting to $105,000, and (c) purchases of equipment amounting to $50,000.

Net cash used in investing activities during fiscal 2013 consisted primarily of investments, aggregating $366,000, in marketable equity securities of publicly held companies and purchases of equipment amounting to $86,000.

Cash Flows from Financing Activities

Cash provided from financing activities during fiscal 2014 was $1.5 million and consisted almost entirely of our completion of a common stock rights offering, which raised net proceeds of $1.5 million after deducting legal, accounting and other related fees (see “Rights Offering” below).

Net cash used in financing activities for fiscal 2013 consisted primarily of (a) our payment, in September 2012, of the remaining balance due, amounting to $685,000, on the Union Bank term loan, fully retiring such indebtedness (see Note 5 of Notes to Condensed Consolidated Financial Statements contained elsewhere in this report), and (b) normal reductions in the principal balance of the bank term loan, prior to the repayment described above, of $90,000. These uses were partially offset by $66,000 in proceeds from the exercise of stock options.

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
19

The 2013 Plan has no provision for (a) retainers other than that described above, or (b) grants of options to purchase shares of our common stock.

Surplus Capital Investment Policy

The Policy provides, among other items, for the following:

(a)	Determination by our Board of Directors of (i) our surplus capital balance and (ii) the portion of such surplus capital balance to be invested according to the Policy;
(b)	Selection of an Investment Committee responsible for implementing the Policy; and
(c)	Objectives and criteria under which investments may be made.

The Investment Committee is comprised of Messrs. Swenson (Chair), Cabillot and Hurwitz.

In June 2013, the Investment Committee approved investments aggregating $500,000, and approved an additional $500,000 in July 2013. Additionally, in May 2014 the Investment Committee approved the transfer to our money market account of $1,650,000, representing the gross proceeds from the common stock rights offering. At June 30, 2014, $857,000 had been invested in marketable public equity securities, having a market value at June 30, 2014 of $1,058,000, and $1,871,000 was invested in money market funds. Additionally, during the fiscal year ended June 30, 2014, we sold equity securities with a cost basis of $163,000, for $228,000, resulting in a realized gain of $65,000.

In September 2013, our Board of Directors approved a share repurchase program authorizing the Company, at the direction of the Investment Committee, to repurchase up to 750,000 shares of our common stock under parameters to be determined by the Investment Committee. The repurchase program has no stated expiration date and there have been no repurchases under the program.

Rights Offering

We commenced a common stock rights offering on March 24, 2014, pursuant to a registration statement on Form S-3 filed with the SEC. The rights offering was made through the distribution to our existing shareholders as of March 20, 2014 of non-transferable subscription rights to purchase their pro rata portion of newly issued shares of our Common Stock (the “Subscription Privilege”) at a price of $1.90 per share (the “Subscription Price”). The subscription period for exercise of the rights commenced on March 24, 2014 and expired on April 25, 2014.

Upon completion of the rights offering, we received gross proceeds of approximately $1.65 million before estimated expenses of $140,000, through shareholder subscriptions for 868,732 shares of common stock.

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

In connection with the rights offering, we entered into a Standby Purchase Agreement (the “Standby Purchase Agreement”) with AO Partners, LLC and Farnam Street Capital, Inc. (each a beneficial shareholder of our common stock; each a “Standby Purchaser” and collectively the “Standby Purchasers”) pursuant to which the Standby Purchasers agreed to purchase, at the Subscription Price, any and all shares of Common Stock not subscribed for by shareholders in connection with the rights offering, subject to reduction by us as described below. Messrs. Swenson and Cabillot have the power to direct the affairs of AO Partners, LLC and Farnam Street Capital, Inc., respectively. No fees or other consideration were paid by us to the Standby Purchasers in exchange for their commitment to purchase any and all unsubscribed shares of Common Stock following the rights offering.

In the event that the exercise by a shareholder of the Subscription Privilege or the purchase of our common stock under the Standby Purchase Agreement could, in our sole discretion, have potentially resulted in a limitation of our ability to utilize our tax attributes, such as the annual utilization of net operating loss or tax credit carry forwards, we had the ability to reduce the exercise by such shareholder of the Subscription Privilege or the amount purchased under the Standby Purchase Agreement to such number of shares of our Common Stock as we determined advisable in order to preserve our ability to utilize such tax attributes. On the basis of the Company’s analysis of tax attributes, the Company did not reduce the subscriptions of any shareholder in the rights offering, but did reduce to zero the number of shares the Standby Purchasers could have otherwise purchased pursuant to the Standby Purchase Agreement. As a result, no shares were issued to AO Partners, LLC or Farnam Street Capital, Inc. pursuant to the Standby Purchase Agreement.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update ("ASU") 2014-09, "Revenue from Contracts with Customers," which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. ASU 2014-09 requires an entity to recognize revenue depicting the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 will also result in enhanced revenue related disclosures. ASU 2014-09 is effective for fiscal years, and interim reporting periods within those years, beginning after December 15, 2016. We have not yet determined the impact of ASU 2014-09 on our consolidated results of operations, financial condition, or cash flows.

In April 2014, the FASB issued ASU 2014-08, "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity." ASU 2014-08 requires that a disposal representing a strategic shift that has (or will have) a major effect on an entity’s financial results or a business activity classified as held for sale should be reported as discontinued operations. ASU 2014-08 also expands the disclosure requirements for discontinued operations and adds new disclosures for individually significant dispositions that do not qualify as discontinued operations. ASU 2014-08 is effective prospectively for fiscal years, and interim reporting periods within those years, beginning after December 15, 2014. The impact of ASU 2014-08 is dependent upon the nature of dispositions, if any, after adoption.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PRO-DEX, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

The Shareholders and Board of Directors

Pro-Dex, Inc.

We have audited the accompanying consolidated balance sheets of Pro-Dex, Inc. and Subsidiaries (the “Company”) as of June 30, 2014 and 2013 and the related consolidated statements of operations and comprehensive loss, shareholders’ equity and cash flows for each of the years in the two-year period ended June 30, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pro-Dex, Inc. and Subsidiaries as of June 30, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the two-year period ended June 30, 2014 in conformity with accounting principles generally accepted in the United States of America.

/s/ Moss Adams LLP
Moss Adams LLP
Irvine, California
September 18, 2014

PRO-DEX, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 30,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$3,188	$1,680
Accounts receivable, net of allowance for doubtful accounts of $29 and $24	1,776	1,339
Unbilled receivables	1,073	244
Other current receivables	31	34
Inventory	2,600	3,834
Prepaid expenses	110	157
Deferred income taxes	115	59
Total current assets	8,893	7,347
Investments	1,058	370
Plant, equipment and leasehold improvements, net	1,575	2,065
Real estate held for sale	—	733
Intangibles	105	—
Other assets	77	80
Total assets	$11,708	$10,595

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$744	$844
Accrued liabilities	1,090	1,276
Deferred revenue	232	141
Income taxes payable	53	48
Capital lease obligations	8	5
Total current liabilities	2,127	2,314
Non-current liabilities:
Deferred income taxes	115	59
Deferred rent	243	270
Capital lease obligations, net of current portion	7	15
Total non-current liabilities	365	344
Total liabilities	2,492	2,658

Commitments and Contingencies

Shareholders’ equity:
Common stock, no par value, 50,000,000 shares authorized; 4,211,019 and 3,348,184 shares issued and outstanding at June 30, 2014 and 2013, respectively	18,582	17,012
Accumulated other comprehensive income	202	5
Accumulated deficit	(9,568)	(9,080)
Total shareholders’ equity	9,216	7,937
Total liabilities and shareholders’ equity	$11,708	$10,595

See notes to consolidated financial statements.

PRO-DEX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share data)

	Years Ended June 30,
	2014	2013

Net sales	$10,812	$12,249
Cost of sales	7,846	8,533
Gross profit	2,966	3,716

Operating expenses:
Selling expenses	585	1,255
General and administrative expenses	1,713	2,566
Research and development costs	1,482	1,790
Total operating expenses	3,780	5,611
Operating loss	(814)	(1,895)
Other income (expense):
Interest income	12	3
Realized gain on sale of investments	65	—
Loss on sale of equipment	(10)	—
Interest expense	(8)	(11)
Total other income (expense)	59	(8)

Loss from continuing operations before income taxes	(755)	(1,903)
Benefit from income taxes	104	39

Net loss from continuing operations	(651)	(1,864)
Income from discontinued operations, net of income taxes	163	80
Net loss	$(488)	$(1,784)

Other comprehensive income, net of tax:
Unrealized gain from marketable equity investments	262	5
Less: Reclassification of gains included in net loss	(65)	—
Comprehensive loss	$(291)	$(1,779)

Basic and diluted income (loss) per share:
Net loss from continuing operations	$(0.19)	$(0.56)
Income from discontinued operations	0.05	0.02
Net loss	$(0.14)	$(0.54)

Weighted average common shares outstanding	3,493,151	3,321,732

See notes to consolidated financial statements.

PRO-DEX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For The Years Ended June 30, 2014 and 2013

(In thousands, except share data)

	Common Shares
	Number of Shares	Amount	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
Balance at June 30, 2012	3,272,350	$16,846	$—	$(7,296)	$9,550
Net loss	—	—	—	(1,784)	(1,784)
Exercise of stock options	43,334	66	—	—	66
Unrealized gain from marketable equity investments	—	—	5	—	5
Share-based compensation plan activity	32,500	100	—	—	100
Balance at June 30, 2013	3,348,184	$17,012	$5	$(9,080)	$7,937
Net loss	—	—	—	(488)	(488)
Issuance of common stock from rights offering	868,732	1,514	—	—	1,514
Exercise of stock options	4,104	6	—	—	6
Unrealized gain from marketable equity investments	—	—	197	—	197
Share-based compensation plan activity	(10,001)	50	—	—	50
Balance at June 30, 2014	4,211,019	$18,582	$202	$(9,568)	$9,216

See notes to consolidated financial statements.

PRO-DEX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(488)	$(1,784)
Adjustments to reconcile net loss to net cash used in continuing operating activities:
Depreciation and amortization	527	582
Gain on sale of real estate held for sale	(167)	—
Loss on sale or disposal of equipment	10	—
Realized gain on sale of investments	(65)	—
Share-based compensation	50	100
Allowance for doubtful accounts	5	8
Changes in operating assets and liabilities:
Accounts receivable and other receivables	(440)	325
Unbilled receivables	(828)	(244)
Inventory	1,234	(1,043)
Prepaid expenses and other assets	50	(13)
Accounts payable, accrued expenses and deferred rent	(313)	69
Deferred revenue	91	121
Income taxes receivable and payable	5	608
Net cash used in operating activities	(329)	(1,271)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment	(50)	(86)
Proceeds from sale of real estate held for sale	900	—
Proceeds from sale of equipment	4	—
Proceeds from sale of investments	228	—
Increase in intangibles	(105)	—
Purchase of investments	(654)	(366)
Net cash provided by (used in) investing activities	323	(452)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on capital lease and bank term loan	(5)	(775)
Net proceeds received from common stock rights offering	1,513	—
Proceeds from exercise of stock options	6	66
Net cash provided by (used in) financing activities	1,514	(709)

Net increase (decrease) in cash and cash equivalents	1,508	(2,432)
Cash and cash equivalents, beginning of year	1,680	4,112
Cash and cash equivalents, end of year	$3,188	$1,680
Supplemental disclosures of cash flow information:

Noncash investing and financing activities:
Capital lease agreement for the acquisition of equipment	$—	$22

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$7	$9
Cash paid for interest	$8	$—

See notes to consolidated financial statements.

PRO-DEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business

Pro-Dex, Inc. (“Pro-Dex”, the “Company”, “we”, “us” or “our”) specializes in the design and manufacture of powered surgical and dental instruments and multi-axis motion control systems, and serves such markets as medical, research and industrial. Pro-Dex’s products are found in hospitals, dental offices, medical engineering labs, scientific research facilities and high tech manufacturing operations around the world.

2.	Summary of Significant Accounting Policies

The summary of significant accounting policies presented below is designed to assist the reader in understanding our consolidated financial statements. Such financial statements and related notes are the representations of management, who is responsible for their integrity and objectivity. In the opinion of management, these accounting policies conform to accounting principles generally accepted in the United States of America (“GAAP”) in all material respects, and have been consistently applied in preparing the accompanying consolidated financial statements.

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

Certain of our contracts are development and supply contracts. Such contracts provide for billable, fixed-price, non-recurring engineering services in addition to product sales, which are considered as multiple deliverables under the provisions of ASC 605. Revenue from the non-recurring engineering service portions of such contracts is generally recognized under the completed contract method. Accordingly, revenue from product development milestone billing to our customers under such contracts is deferred.

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

Owing to the complexity of many of the contracts we have undertaken, the cost estimation process requires significant judgment. It is based upon the knowledge and experience of our project managers, engineers, and finance professionals. Factors that are considered in estimating the cost of work to be completed and ultimate profitability of the fixed price product development portion of development and supply contracts include, among others, the nature and complexity of the work to be performed, availability and productivity of labor, the effect of change orders, the availability of materials, performance of subcontractors, and expected costs for specific regulatory approvals.

Warranties

Certain of our products are sold with a warranty that provides for repairs or replacement of any defective parts for a period, generally one to two years, after the sale. At the time of the sale, we accrue an estimate of the cost of providing the warranty based on prior experience with such factors as return rates and repair costs, which factors are reviewed quarterly.

PRO-DEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Cash and Cash Equivalents

We consider all highly liquid investments with an original maturity of ninety days or less to be cash equivalents. At June 30, 2014 and 2013, cash equivalents consisted of investments in money market funds.

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

Investments

Investments consist of marketable equity securities of publicly held companies. Management intends to hold such securities for a sufficient period in which to realize a reasonable return, which periods may range between one and several years, although there is no assurance that positive returns will be realized or that such securities will not be liquidated in a shorter-than-expected time frame to accommodate future liquidity requirements. Accordingly, investments have been classified as non-current and available-for-sale in conformity with ASC Section 320. Investments are marked to market at each measurement date, with unrealized gains and losses presented as adjustments to accumulated other comprehensive income or loss.

Plant, Equipment and Leasehold Improvements, and Real Estate Held For Sale

Plant, equipment and leasehold improvements are recorded at historical cost and depreciation is provided using the straight-line method over the following periods:

Equipment	Three to ten years
Leasehold improvements	Shorter of the lease term or the asset’s estimated useful life

As more fully described in Note 3, on February 27, 2012, we completed the sale of our fractional horsepower motor product line, operating under the name Pro-Dex Astromec (“Astromec”), consisting primarily of inventories and equipment. On that date we also reclassified the land and building we then owned, which comprised the facility in which Astromec operated, to real estate held for sale. The carrying value of real estate held for sale was based on its historical cost at the date on which such assets were classified as held for sale (Note 3), and was not subject to depreciation as of that date. Also as described in Note 3, on July 5, 2013, we completed the sale of the land and building.

PRO-DEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Long-Lived Assets

We review the recoverability of the carrying amount of long-lived assets, such as equipment and leasehold improvements, and real estate held for sale, when events or changes in circumstances occur that indicate such carrying values may not be recoverable. With respect to equipment and leasehold improvements, carrying values are compared to expected future pre-tax cash flows, undiscounted and without interest charges, of related operations. With respect to real estate held for sale, the carrying value prior to its sale (Note 3) was compared to the then-estimated net proceeds from sale of the real estate. Impairment losses are recognized in instances where carrying values are less than such expected future cash flows or net proceeds from sale, as applicable.

Income Taxes

We recognize deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of our assets and liabilities along with net operating loss and tax credit carryovers. Deferred tax assets at both June 30, 2014 and 2013 consisted primarily of basis differences related to research and development tax credit utilization, intangible assets, accrued expenses and inventories.

Significant management judgment is required in determining the provision for income taxes and the recoverability of deferred tax assets. Such determination is based on historical taxable income, with consideration given to estimates of future taxable income and the periods over which deferred tax assets will be recoverable. We record a valuation allowance against deferred tax assets to reduce the net carrying value to an amount that we believe is more likely than not to be realized. When we establish or reduce the valuation allowance against deferred tax assets, the provision for income taxes will increase or decrease, respectively, in the period such determination is made.

Shipping and Handling

Payments from customers for shipping and handling are included in net sales. Shipping expenses, consisting primarily of payments made to freight companies, are included in cost of sales.

Concentration of Credit Risk

Financial instruments that potentially subject us to credit risk consist principally of cash and trade receivables. We place our cash with major financial institutions. At June 30, 2014 and 2013, and throughout the fiscal years then ended, we had deposits in excess of federally insured limits. Credit sales are made to original equipment manufacturers and resellers throughout the world, and sales to such customers account for a substantial portion of our trade receivables. While such receivables are not collateralized, we evaluate their collectability based on several factors including customers’ payment histories.

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

PRO-DEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Our operations are affected by numerous factors including market acceptance of our products, changes in technologies, and new laws, government regulations and policies. We cannot predict what impact, if any, the occurrence of these or other events might have on our operations. Significant estimates and assumptions made by management include, but are not limited to, revenue recognition, the allowance for doubtful accounts, accrued warranty expense, inventory valuation, the carrying value of long-lived assets, and the recovery of deferred income tax assets.

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

Although the methods above may produce a fair value calculation that may not be indicative of the net realizable value or reflective of future fair values, we believe our valuation methods are appropriate.

Research and Development

Research and development costs support the development of our product line platforms, and are charged to expense as incurred.

PRO-DEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Advertising

Advertising costs are charged to selling expense as incurred and amounted to $61,000 and $139,000 for the fiscal years ended June 30, 2014 and 2013, respectively.

Recent Accounting Standards

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, "Revenue from Contracts with Customers," which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. ASU 2014-09 requires an entity to recognize revenue depicting the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 will also result in enhanced revenue related disclosures. ASU 2014-09 is effective for fiscal years, and interim reporting periods within those years, beginning after December 15, 2016. The Company has not yet determined the impact of ASU 2014-09 on its consolidated results of operations, financial condition, or cash flows.

In April 2014, the FASB issued ASU 2014-08, "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity." ASU 2014-08 requires that a disposal representing a strategic shift that has (or will have) a major effect on an entity’s financial results or a business activity classified as held for sale should be reported as discontinued operations. ASU 2014-08 also expands the disclosure requirements for discontinued operations and adds new disclosures for individually significant dispositions that do not qualify as discontinued operations. ASU 2014-08 is effective prospectively for fiscal years, and interim reporting periods within those years, beginning after December 15, 2014. The impact of ASU 2014-08 is dependent upon the nature of dispositions, if any, after adoption.

Reclassifications

Certain prior period balances have been reclassified to conform to the current period presentation.

3.	Discontinued Operations and Real Estate Held for Sale

In February 2012, we completed the sale of our fractional horsepower motor product line located in Carson City, Nevada, operating under the name Pro-Dex Astromec (“Astromec”) to SL Montevideo Technology, Inc. (“MTI”), a wholly owned subsidiary of SL Industries, Inc., pursuant to an Asset Purchase Agreement (the “APA”).

Under the terms of the APA, we sold substantially all the assets of Astromec, consisting primarily of inventory, equipment and intangibles, and excluding cash, accounts receivable and the Carson City facility. We retained substantially all of Astromec’s liabilities except for those liabilities associated with certain contracts and unfilled purchase orders assumed by MTI.

Under the terms of the APA, we also receive earnout payments based on revenues generated from the sale of (i) Astromec products and (ii) MTI products to Astromec prospects (defined in the APA) (collectively, the “Earnout Sales Base”). Such earnout payments, if and when earned, are paid by MTI to us within 30 days following the end of each of our fiscal quarters during the three years subsequent to the Closing Date, and amount to 6%, 4% and 2% of the Earnout Sales Base in the first, second and third such years, respectively. The earnout payments are recognized in the quarter in which we become entitled to receive them. For the years ended June 30, 2014 and 2013, we recognized income from earnout payments of $120,000 and $166,000, respectively, of which $17,000 and $31,000 was included in trade receivables in the accompanying June 30, 2014 and 2013 balance sheets, respectively, and were received in July 2014 and 2013, respectively.

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

PRO-DEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

	Years Ended June 30,
	2014	2013
Revenues	$120	$166
Income before provision for income taxes of $107,000 and $51,000, respectively	$270	$131

Information regarding Astromec assets and liabilities included in the accompanying consolidated balance sheets is as follows (in thousands):

	June 30,
	2014	2013
Accounts receivable	$17	$31
Prepaid expenses	$3	$—
Accrued expenses	$2	$5

4.	Composition of Certain Financial Statement Items

Inventory

Inventory is stated at the lower of cost (first-in, first-out) or market and consists of the following (in thousands):

	June 30,
	2014	2013
Raw materials /purchased components	$878	$1,640
Work in process	525	572
Sub-assemblies /finished components	823	1,291
Finished goods	374	331
Total inventory	$2,600	$3,834

Investments

Investments are stated at market value and consist of the following (in thousands):

	June 30,
	2014	2013
Marketable equity securities	$1,058	$370

Investments at June 30, 2014 and June 30, 2013 had an aggregate cost basis of $857,000 and $365,000, respectively, gross unrealized gains aggregating $209,000 and $5,000, respectively, and unrealized losses of $7,000 and $0, respectively. During the fiscal year ended June 30, 2014, we sold certain of our investments in marketable equity securities of publicly held companies and recorded realized gains of $65,000. There were no sales of investments during fiscal 2013.

PRO-DEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Equipment and Leasehold Improvements

Equipment and leasehold improvements consist of the following (in thousands):

	June 30,
	2013	2013
Office furnishings and fixtures	$2,054	$2,207
Machinery and equipment	4,574	4,626
Leasehold improvements	2,312	2,312
Total	8,940	9,145
Less: Accumulated depreciation and amortization	(7,365)	(7,080)
	$1,575	$2,065

Depreciation expense, which includes capital lease amortization, for the years ended June 30, 2014 and 2013 amounted to $527,000 and $582,000, respectively.

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	June 30,
	2014	2013
Warranty	$237	$323
Payroll and related items	240	243
Accrued losses on development contracts	468	176
Termination benefits	—	165
Accrued inventory in transit	22	142
Other	123	227
	$1,090	$1,276

Accumulated Other Comprehensive Income

Accumulated other comprehensive income consists of the following (in thousands):

	June 30,
	2014	2013
Unrealized gain on marketable equity securities	$262	$5
Less: Reclassification of gains included in net loss	(65)	—
Unrealized gain on marketable securities, net	$197	$5

Intangibles

Intangibles at June 30, 2014 consist of approximately $68,000 in legal fees incurred in connection with patent applications, and will be amortized over the life of the applicable patent upon its issuance as well as approximately $37,000 of capitalized software costs relating to internally developed software which will be amortized over the estimated product life of the underlying product currently in development.

5.	Bank Debt

In September 2012, we terminated a bank credit facility and, in connection with such termination, repaid the entire principal balance of a term loan, amounting to $685,000.

As a result of the foregoing, we no longer have a credit facility with a financial institution.

PRO-DEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	Warranty Accrual

Information relating to the accrual for warranty costs for the years ended June 30, 2014 and 2013 is as follows (in thousands):

	June 30,
	2014	2013
Balance at beginning of year	$323	$526
Accruals during the year	225	346
Change in estimates of prior period accruals	(108)	(51)
Warranty amortization	(203)	(498)
Balance at end of year	$237	$323

Warranty expense was $117,000 and $295,000 for the fiscal years ended June 30, 2014 and 2013.

7.	Income Taxes

The provision for (benefit from) income taxes from continuing operations consists of the following amounts (in thousands):

	Years Ended June 30,
	2014	2013
Current:
Federal	$—	$5
State	3	7
Deferred:
Federal	(84)	(41)
State	(23)	(10)
Benefit from income taxes	$(104)	$(39)

The effective income tax rate on loss from continuing operations differs from the United States statutory income tax rates for the reasons set forth in the table below (in thousands, except percentages).

	Years Ended June 30,
	2014			2013
	Amount	Percent Pretax Income		Amount	Percent Pretax Income
Loss from continuing operations before income taxes	$(755)	100%		$(1,903)	100%

Computed “expected” income tax benefit on loss from continuing operations before income taxes	$257	34%		$647	34%
State tax, net of federal benefit	(10)	(1%	)	130	7%
Tax incentives	30	4%		129	7%
Change in valuation allowance	(154)	(21%	)	(851)	(45%	)
Permanent differences	(31)	(4%	)	(29)	(2%	)
State income tax rate adjustment	12	2%		13	1%
Income tax benefit	$104	14%		$39	2%

The total income tax expense recorded for the years ended June 30, 2014 and 2013 was as follows (in thousands):

PRO-DEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	June 30,
	2014	2013
Tax benefit from continuing operations	$(104)	$(39)
Tax expense from discontinued operations	107	51
	$3	$12

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at June 30, 2014 and 2013 are as follows (in thousands):

	June 30,
	2014	2013
Deferred tax assets/(liabilities) – current:
Accrued expenses	$253	$206
Inventory	486	504
Net operating losses	119	—
State taxes	1	2
Less: valuation allowance	(744)	(653)
Net deferred tax assets	$115	$59

	June 30,
	2014	2013
Deferred tax assets/(liabilities) – non-current:
Income tax credit carry forwards	$1,443	$1,381
Net operating losses	1,299	1,092
Intangible assets	287	350
Deferred rent	132	149
State taxes	16	16
Property and equipment, principally due to differing depreciation methods	(458)	(291)
Share based compensation	16	32
Unrealized gain on investment	(85)	(2)
Total gross deferred tax assets	2,650	2,727
Less: valuation allowance	(2,765)	(2,786)
Net deferred tax liabilities	$(115)	$(59)

We have federal net operating loss carry forwards at June 30, 2014 and 2013 in the amount of $2,556,000 and $1,701,000, respectively, which begin to expire in 2034. State net operating loss carry forwards at June 30, 2014 and 2013 amount to $6,339,000 and $6,134,000, respectively, and begin to expire in 2025. Federal tax credit carry forwards at June 30, 2014 and 2013 amount to $884,000 and $867,000, respectively, and begin to expire in 2027. State tax credit carry forwards at June 30, 2014 and 2013 amount to $559,000 and $514,000, respectively, the majority of which do not expire.

Significant management judgment is required in determining our provision for income taxes and the recoverability of our deferred tax asset. Such determination is based primarily on our historical taxable income, with some consideration given to our estimates of future taxable income by jurisdictions in which we operate and the period over which our deferred tax assets will be recoverable. Due to cumulative taxable losses in recent years, we have maintained a full valuation allowance against our deferred tax assets at June 30, 2014 and 2013, information related to which is as follows (in thousands):

PRO-DEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Valuation Allowance
Balance at July 1, 2013	$(3,439)
Increase in deferred tax asset valuation allowance	(70)
Balance at January 31, 2014	$(3,509)

As of June 30, 2014, we have accrued $363,000 of unrecognized tax benefits related to federal and state income tax matters. The amount that would reduce the Company’s income tax expense if recognized and result in a corresponding decrease in the Company’s effective tax rate is $47,000.

Information with respect to our accrual for unrecognized tax benefits is as follows (in thousands):

Balance at July 1, 2013	$347
Additions based on tax positions related to the current year	21
Reductions for tax positions of prior years	(5)
Balance at June 30, 2014	$363

We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense when applicable. As of June 30, 2014, no interest or penalties applicable to our unrecognized tax benefits have been accrued since we have sufficient tax attributes available to fully offset any potential assessment of additional tax.

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

8.	Commitments and Contingencies

Leases

We lease our office, production and warehouse facilities in Irvine, California and Beaverton, Oregon under agreements that expire in April 2018 and July 2017, respectively. Both leases require us to pay insurance, taxes, and other expenses related to the leased space. Rent expense in 2014 and 2013 was $518,000 and $592,000, respectively. On December 13, 2013, we entered into a first amendment with respect to our Beaverton, Oregon lease which extended the lease termination from April 30, 2014 to July 31, 2017, reduced the occupied square footage, reduced the corresponding monthly base rent by $1,352 and provided for one month of rent abatement over each of the next three years of the extended lease term. On July 15, 2013, we entered into an amendment with respect to our Irvine, California lease which provides for a $4,227 reduction in the monthly base rent (as compared to the monthly base rent that would have been payable under the original lease terms) beginning on July 1, 2013 and continuing for the remainder of the term of the lease. Minimum lease payments for future fiscal years ending June 30 are as follows (in thousands):

Operating Leases
Fiscal Year:
2015	$488
2016	504
2017	527
2018	361
Total minimum lease payments	$1,880

PRO-DEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Compensation Arrangements

Retirement Savings 401(k) Plan

The Pro-Dex, Inc. Retirement Savings 401(k) Plan (the “401(k) Plan”) is a defined contribution plan we administer that covers substantially all our employees and is subject to the provisions of the Employee Retirement Income Security Act of 1974, as amended. Employees are eligible to participate in the 401(k) Plan when they have attained 19 years of age and then can enter into the 401(k) Plan on the first day of each calendar quarter. Participants are eligible to receive non-discretionary Pro-Dex matching contributions of 25% of their contributions up to 5% of eligible compensation, once they have completed six months of service. For the years ended June 30, 2014 and 2013, we recognized compensation expense amounting to $31,000 and $41,000, respectively, in connection with the 401(k) Plan.

Annual Incentive Plan (“AIP”)

The AIP provides annual incentive opportunities for our key employees based upon the attainment of certain performance goals. Compensation expense under the terms of the AIP amounted to $29,000 in fiscal year 2012. No compensation expense was accrued under the terms of the AIP in either fiscal year 2014 or 2013, however a reversal of approximately $9,000 of previously accrued compensation expense was recorded in fiscal 2014 due to the separation from employment with us of one of the fiscal 2012 AIP participants whose separation released us from payment under the terms of the AIP. Accrued AIP awards included in accrued liabilities in the accompanying consolidated balance sheets as of June 30, 2014 and 2013 were $20,000 and $29,000, respectively.

In September 2013, our Board approved an AIP that provides sets of incentives to achieve performance goals on an annual and a multi-year basis.

Long-Term Incentive Plan (“LTIP”)

The LTIP provides incentive opportunities to our executives and other key employees, and are conditioned on attainment of certain performance goals for one or more fiscal years. Awards under the LTIP are accrued when payment of such awards becomes probable. For the years ended June 30, 2014 and 2013, compensation expense reductions under the terms of the LTIP amounted to $4,000 and $52,000, respectively. Accrued LTIP awards related to the fiscal 2012 – 2015 award period included in accrued liabilities in the accompanying consolidated balance sheets as of June 30, 2014 and 2013 were $6,000 and $10,000, respectively.

Concurrent with our Board’s approval in September 2013 of an AIP that provides incentives over a multi-year basis of achievement as described above, the LTIP was discontinued for years subsequent to the fiscal 2012 – 2015 award period.

Change of Control Agreements

Through July 2014, we were party to Change of Control Agreements (the “CIC Agreements”) with members of senior management, including our former Chief Executive Officer, Michael J. Berthelot, our current Chief Executive Officer and Chief Financial Officer, Harold A. Hurwitz, and our Chief Operating Officer, Richard L. Van Kirk. The CIC agreements provided for awards to be paid to individuals whose employment with us involuntarily terminated (as such term is defined in the CIC Agreements) within 12 months after a change of control.

As a result of a contested election of directors in fiscal year 2013, our shareholders, at our January 17, 2013 Annual Meeting of Shareholders, elected four new directors and one then-incumbent director to fill the five seats on our Board. This degree of change in the composition of our Board of Directors constituted a “change of control” as defined in the CIC Agreements. On February 25, 2013, Mr. Berthelot, then our Chief Executive Officer, was separated from the Company. In connection with the separation, Mr. Berthelot was paid, among other items, $165,423 as contemplated by his CIC Agreement. In addition, on June 19, 2013, we effected a reduction in force that included one additional member of senior management, resulting in a $97,000 benefit to such individual as contemplated by this individual’s CIC Agreement, which was included in accrued expenses as of June 30, 2013 and paid in July 2013.

PRO-DEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

After giving effect to our payments to Mr. Berthelot and the additional member of senior management under their respective CIC Agreements as described above, we had remaining CIC Agreements with Messrs. Hurwitz and Van Kirk that expired in July 2014 in conformity with their CIC Agreements’ terms.

Legal Matters

We are from time to time a party to various legal proceedings incidental to our business, none of which we consider may be material. There can be no certainty, however, that we may not ultimately incur liability or that such liability will not be material and adverse.

9.	Share-Based Compensation

Stock Option Plans

Through June 2014, we had two active stock option plans, the Second Amended and Restated 2004 Stock Option Plan (the “Employees Stock Option Plan”) and the Amended and Restated 2004 Directors Stock Option Plan (the “Directors Stock Option Plan” and, collectively with the Employees Stock Option Plan, the “Option Plans”), pursuant to which (i) options to purchase shares of common stock, or (ii) restricted shares of common stock, could be granted up to an aggregate amount of 1,333,333 common shares, with 1,066,667 and 266,666 shares distributed between the Employees Stock Option Plan and the Directors Stock Option Plan, respectively. The Option Plans were substantially similar, providing for a strike price equal to the closing price for a share of our common stock as of the last business day immediately prior to the Grant Date, vesting periods, as determined by the Board of Directors for the Employees Stock Option Plan and six months for the Directors Stock Option Plan, and terms of up to ten years, subject to forfeit 30 days after the holder ceases to be an employee or 90 days after the holder ceases to be director, as the case may be. At June 30, 2014, options to purchase an aggregate of 531,381 and 173,334 shares under the Employees Stock Option Plan and the Directors Stock Option Plan, respectively, were available to grant in future years. Aggregate share-based compensation expense under the Plans for the years ended June 30, 2014 and 2013 were $50,000 and $100,000, respectively.

There were no stock options granted during the fiscal year ended June 30, 2014. The following weighted average assumptions were used in the calculation of share-based compensation expense for options granted during the year ended June 30, 2013:

Year Ended
June 30, 2013
Weighted average risk-free interest rate	0.9%
Expected life (in years)	5.7
Expected stock price volatility	89%
Dividend yield	None

As of June 30, 2014, there was an aggregate of $11,000 of unrecognized compensation cost under the Option Plans related to 19,167 non-vested outstanding stock options with a per share weighted average value of $1.56. The unrecognized expense is anticipated to be recognized on a straight-line basis over a weighted average period of 10 months.

PRO-DEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of stock option activity under the Option Plans for the years ended June 30, 2014 and 2013:

	Outstanding Options
	Number of Shares	Weighted-Average Exercise Price
Balance, July 1, 2012	591,672	$2.48
Options granted	70,000	1.92
Options canceled or expired	(325,834)	2.61
Options exercised	(43,334)	1.53
Balance, July 1, 2013	292,504	$2.35
Options granted	—	—
Options canceled or expired	(123,398)	2.22
Options exercised	(4,104)	2.33
Balance, June 30, 2014	165,002	$2.40
Stock Options Exercisable at June 30, 2014	145,835	$2.49

The following table summarizes information regarding options outstanding and options exercisable under the Option Plans at June 30, 2014:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Avg. Remaining Contractual Life	Weighted- Avg. Exercise Price	Aggregate. Intrinsic Value	Number Outstanding	Weighted-Avg. Remaining Contractual Life	Weighted-Avg. Exercise Price	Average Intrinsic Value
$0 to 2.50	145,500	7.23	$1.87	$33,600	125,833	7.13	$1.89	$26,917
2.5 to 5.00	3,334	2.88	4.38	—	3,334	2.88	4.38	—
5.01 to 7.50	8,334	0.02	5.58	—	8,334	0.02	5.58	—
7.51 to 10.00	8,334	1.52	7.65	—	8,334	1.52	7.65	—
Total	165,002	6.49 years	$2.40	$33,600	145,835	6.31	$2.49	$26,917

In June 2014, our Board of Directors terminated the Employees Stock Option Plan, with the provision that options outstanding under the Employees Stock Option Plan will remain outstanding in accordance with their respective terms. In September 2014, our Board approved the inclusion in our proxy statement for approval by our shareholders at the 2014 Annual Meeting of Shareholders its recommendation to terminate the Directors Stock Option Plan.

Employee Stock Purchase Plan

Also in September 2014, our Board approved the establishment of an Employee Stock Purchase Plan (the “ESPP”). The ESPP conforms to the provisions of Section 423 of the Internal Revenue Code, has coterminous offering and purchase periods of six months, and bases the pricing to purchase shares of our common stock on a formula so as to result in a per share purchase price that approximates a 15% discount from the market price of a share of our common stock at the end of the purchase period. The Board of Directors also approved the provision that shares formerly reserved for issuance under the Employee Stock Option Plan in excess of shares issuable pursuant to outstanding options be reserved for issuance pursuant to the ESPP.

PRO-DEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock

The following is a summary of restricted share activity for the years ended June 30, 2014 and 2013:

	Outstanding Restricted Stock Units
	Number of Shares	Weighted-Average Stock Price On Grant Date
Balance, June 30, 2012	—	$—
Granted	35,000	1.73
Forfeited	(2,500)	1.73
Vested	—	—
Balance, June 30, 2013	32,500	$1.73
Granted	—	—
Forfeited	(10,001)	1.73
Vested	(9,166)	1.73
Balance, June 30, 2014	13,333	$1.73

As of June 30, 2014, there was $10,000 in unrecognized compensation cost related to non-vested outstanding restricted shares. The unrecognized expense is anticipated to be amortized over the next 1.2 years.

10.	Major Customers

The customer providing 10 percent or more of our revenue for either of the years ended June 30, 2014 and 2013 is listed below (in thousands, except percentages).

	Years Ended June 31,
	2014		2013
Total revenue	$10,812	100%	$12,249	100%

Customer concentration:
Customer 1	$ 5,318	49%	$ 5,809	47%

The customer comprising 10 percent or more of our gross accounts receivable at either June 30, 2014 or 2013 is listed below (in thousands, except percentages).

	June 30,
	2014		2013
Total gross accounts receivable	$1,805	100%	$1,355	100%

Customer concentration:
Customer 1	$ 962	53%	$ 417	31%

11.	Loss Per Share

We calculate basic loss per share by dividing net loss by the weighted average number of common shares outstanding during the reporting period. Diluted loss per share reflects the effects of potentially dilutive securities. Because we incurred net losses for the fiscal years ended June 30, 2014 and 2013, basic and diluted loss per share were the same as the inclusion common shares, amounting to 23,519 and 11,999 as of June 30, 2014 and 2013, respective, potentially issuable under the terms of outstanding stock option grants would have had an antidilutive effect. The summary of the basic and diluted earnings per share calculations for the years ended June 30, 2014 and 2013 is as follows (in thousands, except per share data):

PRO-DEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Years Ended June 30,
	2014	2013
Basic & Diluted:
Loss from continuing operations	$(651)	$(1,864)
Weighted average shares outstanding	3,493	3,322
Basic and diluted loss per share from continuing operations	$(0.19)	$(0.56)
Income from discontinued operations	$163	$80
Weighted average shares outstanding	3,493	3,322
Basic and diluted income per share from discontinued operations	$0.05	$0.02
Net loss	$(488)	$(1,784)
Weighted average shares outstanding	3,493	3,322
Basic and diluted loss per share	$(0.14)	$(0.54)

12.	Common Stock

Rights Offering

We commenced a common stock rights offering on March 24, 2014, pursuant to a registration statement on Form S-3 filed with the Securities and Exchange Commission (“SEC’). The rights offering was made through the distribution to our existing shareholders as of March 20, 2014 of non-transferable subscription rights to purchase their pro rata portion of newly issued shares of our Common Stock (the “Subscription Privilege”) at a price of $1.90 per share (the “Subscription Price”). The subscription period for exercise of the rights commenced on March 24, 2014 and expired on April 25, 2014.

Upon completion of the rights offering, we received gross proceeds of approximately $1.65 million, before estimated expenses of $140,000, through shareholder subscriptions for 868,732 shares of common stock.

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

In connection with the rights offering, we entered into a Standby Purchase Agreement (the “Standby Purchase Agreement”) with AO Partners, LLC and Farnam Street Capital, Inc. (each a beneficial shareholder of our common stock; each a “Standby Purchaser” and collectively the “Standby Purchasers”) pursuant to which the Standby Purchasers agreed to purchase, at the Subscription Price, any and all shares of Common Stock not subscribed for by shareholders in connection with the rights offering, subject to reduction by us as described below. Messrs. Swenson and Cabillot have the power to direct the affairs of AO Partners, LLC and Farnam Street Capital, Inc., respectively. No fees or other consideration were paid by us to the Standby Purchasers in exchange for their commitment to purchase any and all unsubscribed shares of Common Stock following the rights offering.

In the event that the exercise by a shareholder of the Subscription Privilege or the purchase of our common stock under the Standby Purchase Agreement could, in our sole discretion, have potentially resulted in a limitation of our ability to utilize our tax attributes, such as the annual utilization of net operating loss or tax credit carry forwards, we had the ability to reduce the exercise by such shareholder of the Subscription Privilege or the amount purchased under the Standby Purchase Agreement to such number of shares of our Common Stock as we determined advisable in order to preserve our ability to utilize such tax attributes. On the basis of the Company’s analysis of tax attributes, the Company did not reduce the subscriptions of any shareholder in the rights offering, but did reduce to zero the number of shares the Standby Purchasers could have otherwise purchased pursuant to the Standby Purchase Agreement. As a result, no shares were issued to AO Partners, LLC or Farnam Street Capital, Inc. pursuant to the Standby Purchase Agreement.

PRO-DEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

13.	Subsequent Events

On July 2, 2014, we made an initial deposit in the amount of $10,000 to open an escrow account to facilitate the purchase of substantially all of the assets of a Northern California-based sole proprietorship that is engaged in the manufacture of machined parts, primarily for customers in the oil and electronics industries. The initial deposit was made pursuant to an Asset Purchase Agreement between the parties dated June 23, 2014 (the “Agreement”), which Agreement became effective upon the Company making the initial deposit. On September 8, 2014, we made a second $10,000 deposit in conformity with amended terms of the Agreement which acknowledged that certain due diligence procedures had yet to be completed. The deposits, less escrow costs, are refundable to the Company if the transaction is not consummated due to a failure of certain closing conditions, including certain due diligence procedures, to be satisfied.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer) has concluded, based on his evaluation as of June 30, 2014, that the design and operation of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) are effective at a reasonable assurance level to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, including to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Our management is responsible for establishing and maintaining adequate “internal control over financial reporting” (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of June 30, 2014.

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

During the quarter ended June 30, 2014, there were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated herein by reference to our definitive Proxy Statement, which will be filed within 120 days of June 30, 2014, and delivered to stockholders in connection with our 2014 annual meeting of shareholders.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to our definitive Proxy Statement, which will be filed within 120 days of June 30, 2014, and delivered to stockholders in connection with our 2014 annual meeting of shareholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference to our definitive Proxy Statement, which will be filed within 120 days of June 30, 2014, and delivered to stockholders in connection with our 2014 annual meeting of shareholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to our definitive Proxy Statement, which will be filed within 120 days of June 30, 2014, and delivered to stockholders in connection with our 2014 annual meeting of shareholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated herein by reference to our definitive Proxy Statement, which will be filed within 120 days of June 30, 2014, and delivered to stockholders in connection with our 2014 annual meeting of shareholders.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(3)     Exhibits

Reference is made to the Exhibit Index beginning on page 48 of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 16, 2014.

PRO-DEX, INC.
/s/ Harold A. Hurwitz
Harold A. Hurwitz President and Chief Executive Officer and Director

POWER OF ATTORNEY

We, the undersigned directors and officers of Pro-Dex, Inc., do hereby constitute and appoint Harold A. Hurwitz, as our true and lawful attorney-in-fact and agent with power of substitution, to do any and all acts and things in our name and behalf in our capacities as directors and officers and to execute any and all instruments for us and in our names in the capacities indicated below, which such attorney-in-fact and agent may deem necessary or advisable to enable said corporation to comply with the Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission, in connection with this Annual Report on Form 10-K, including specifically but without limitation, power and authority to sign for us or any of us in our names in the capacities indicated below, any and all amendments hereto; and we do hereby ratify and confirm all that said attorney-in-fact and agent, shall do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Harold A. Hurwitz Harold A. Hurwitz	President, Chief Executive Officer, Treasurer, Chief Financial Officer, Secretary and Director (Principal Executive Officer, and Principal Financial and Accounting Officer)	September 16, 2014

/s/ Nicholas J. Swenson Nicholas J. Swenson	Chairman of the Board, Director	September 16, 2014

/s/ Raymond E. Cabillot Raymond E. Cabillot	Director	September 18, 2014

/s/ William J. Farrell III William J. Farrell III	Director	September 16, 2014

/s/ David C. Hovda David C. Hovda	Director	September 17, 2014

INDEX TO EXHIBITS

Exhibit No.	Description

3.1	Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K filed April 23, 2007).

3.2	Articles of Amendment to Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K filed December 5, 2007).

3.3	Articles of Amendment to Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K filed June 18, 2010).

3.4	Amended and Restated Bylaws, dated January 31, 2011 (incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K filed February 4, 2011)

10.1*	Second Amended and Restated 2004 Stock Option Plan (incorporated herein by reference to Exhibit 4.1 to the Company’s Form S-8 filed February 15, 2012).

10.2*	Amended and Restated 2004 Directors Stock Option Plan (incorporated herein by reference to Exhibit 4.2 to the Company’s Form S-8 filed February 15, 2012).

10.3*	Form of Indemnification Agreement for directors and certain officers (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed October 29, 2008).

10.4	Lease agreement with Irvine Business Properties, dated August 3, 2007 (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed August 23, 2007).

10.5*	Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed July 16, 2010).

10.6*	Annual Incentive Plan for the Senior Management (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed July 16, 2010).

10.7*	Description of Non-Employee Director Compensation Program (incorporated herein by reference to Exhibit 10.3 to the Company’s Form 8-K filed July 16, 2010).

10.8*	Separation Agreement between Pro-Dex, Inc. and Jeffrey S. Ritchey, dated October 7, 2010 (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed October 12, 2010).

10.9*	Employment Arrangement between Pro-Dex, Inc. and Harold A. Hurwitz (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed October 12. 2010).

10.10*	Long-Term Incentive Plan as amended on October 7, 2010 (incorporated herein by reference to Exhibit 10.3 to the Company’s Form 8-K filed October 12, 2010).

10.11	Business Loan Agreement, dated as of February 4, 2011, between Pro-Dex, Inc. and Union Bank, National Association (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed February 10, 2011).

10.12	Revolving Credit Line Note, dated as of February 4, 2011, by Pro-Dex, Inc. in favor of Union Bank, National Association (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed February 10, 2011).

10.13	Non-Revolving Credit Line Note, dated as of February 4, 2011, by Pro-Dex, Inc. in favor of Union Bank, National Association (incorporated herein by reference to Exhibit 10.3 to the Company’s Form 8-K filed February 10, 2011).

10.14	Term Loan Note, dated as of February 4, 2011, by Pro-Dex, Inc. in favor of Union Bank, National Association (incorporated herein by reference to Exhibit 10.4 to the Company’s Form 8-K filed February 10, 2011).

10.15	Security Agreement, dated as of February 4, 2011, by Pro-Dex, Inc. in favor of Union Bank, National Association (incorporated herein by reference to Exhibit 10.5 to the Company’s Form 8-K filed February 10, 2011).

10.16	Security Agreement, dated as of February 4, 2011, by Pro-Dex Astromec, Inc. in favor of Union Bank, National Association (incorporated herein by reference to Exhibit 10.6 to the Company’s Form 8-K filed February 10, 2011.)

10.17*	Employee Severance Policy, adopted July 1, 2011 (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed July 7, 2011).

10.18*	Change of Control Agreement entered into between Pro-Dex, Inc. and Harold A. Hurwitz, dated July 19, 2011 (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed July 22, 2011).

10.19	Asset Purchase Agreement entered into by and among Pro-Dex, Inc., Pro-Dex Astromec, Inc., SL Montevideo Technology, Inc. and SL Industries, Inc., dated February 27, 2012 (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed March 1, 2012).

10.20*	Separation Agreement entered into between Pro-Dex, Inc. and Mark P. Murphy, dated April 19, 2012 (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed April 20, 2012).

10.21*	Employment Arrangement entered into between Pro-Dex, Inc. and Michael J. Berthelot, dated April 20, 2012 (incorporated herein by reference to Exhibit 10.3 to the Company’s Form 8-K filed April 20, 2012).

10.22*	Change of Control Agreement entered into between Pro-Dex, Inc. and Michael J. Berthelot, dated April 20, 2012 (incorporated herein by reference to Exhibit 10.4 to the Company’s Form 8-K filed April 20, 2012).

10.23	First Amendment to the Business Loan Agreement dated February 4, 2011 between Pro-Dex, Inc. and Union Bank, N.A., dated May 31, 2012 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed June 5, 2012).

10.24	Letter from Union Bank, N.A. to Pro-Dex, Inc. dated September 4, 2012 (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed September 4, 2012).

10.25	Waiver of Director Compensation of Nick Swenson, dated February 4, 2013 (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-Q filed February 13, 2013).

10.26	Waiver of Director Compensation of Ray Cabillot, dated February 4, 2013 (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 10-Q filed February 13, 2013).

10.27	Waiver of Director Compensation of William Farrell, dated February 4, 2013 (incorporated herein by reference to Exhibit 10.3 to the Company’s Form 10-Q filed February 13, 2013).

10.28*	Separation Agreement and General Release of All Claims entered into between Pro-Dex, Inc. and Michael J. Berthelot, dated February 25, 2013 (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed February 25, 2013).

10.29*	Employment Arrangement entered into between Pro-Dex, Inc. and Harold A. Hurwitz, dated February 19, 2013 (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed February 25, 2013).

10.30*	Employment Arrangement entered into between Pro-Dex, Inc. and Richard L. Van Kirk, dated April 23, 2013 (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed April 24, 2013).

10.31*	Employment Arrangement entered into between Pro-Dex, Inc. and Richard L. Van Kirk, dated January 6, 2006 (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed April 24, 2013).

10.32*	Change of Control Agreement entered into between Pro-Dex, Inc. and Richard L. Van Kirk dated July 19, 2011 (incorporated herein by reference to Exhibit 10.3 to the Company’s Form 8-K filed April 24, 2013).

10.33	Purchase Agreement, dated April 22, 2013, by and between Pro-Dex, Inc. and Aesthetic and Reconstructive Technologies, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed April 26, 2013).

10.34	Letter from William L. Healey to Mr. Nick Swenson dated June 7, 2013 (incorporated herein by reference to Exhibit 99.1 to the Company’s Form 8-K filed June 12, 2013).

10.35	First Amendment To Lease – July 2013 by and between Irvine Business Properties and Pro-Dex, Inc., dated effective July 1, 2013 (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed July 17, 2013).

10.36	Standby Purchase Agreement dated December 17, 2013, between the Registrant and AO Partners, LLC and Farnam Street Capital Inc (incorporated herein by reference to Exhibit 10.1 to the Registration Statement on Form S-3 filed by the Registrant on December 17, 2013)

10.37	Amendment No. 1 to Standby Purchase Agreement, dated March 3, 2014, between the Registrant and AO Partners, LLC and Farnam Street Capital Inc (incorporated herein by reference to Exhibit 10.2 to Amendment No. 1 to Registration Statement on Form S-3 filed by the Registrant on March 5, 2014)

10.38	Asset Purchase Agreement dated June 20, 2014 by and between Pro-Dex, Inc. and Hans Huber, sole proprietor of Huber Precision filed herewith.

10.39	Amendment #1 to Asset Purchase Agreement dated August 4, 2014 by and between Pro-Dex, Inc. and Hans Huber, sole proprietor of Huber Precision filed herewith.

10.40	Amendment #2 to Asset Purchase Agreement dated September 6, 2014 by and between Pro-Dex, Inc. and Hans Huber, sole proprietor of Huber Precision filed herewith.

21.1	List of Subsidiaries (incorporated herein by reference to Exhibit 21.1 to the Company’s Form 10-KSB filed September 28, 2007).

23	Consent of Independent Registered Public Accounting Firm.

31	Certification of the Chief Executive Officer and Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document
50

101.DEF**	XBRL Extension Definition Linkbase Document

*	Denotes management contract or compensatory arrangement required to be filed as an exhibit to the Form 10-K.
**	Pursuant to applicable securities laws and regulations, the Company is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Company has made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.

