Form 10-Q
period 2014-09-30
PRO DEX INC
filed 2014-11-13
CIK 788920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

SEPTEMBER 30, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission file number 0-14942

PRO-DEX, INC.
(Exact name of registrant as specified in its charter)

COLORADO	84-1261240
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2361 McGaw Avenue, Irvine, California 92614
(Address of principal executive offices and zip code)

(949) 769-3200
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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock outstanding as of the latest practicable date: 4,169,666 shares of common stock, no par value, as of October 28, 2014.

PRO-DEX, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2014

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PRO-DEX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share amounts)

	September 30, 2014	June 30, 2014
ASSETS
Current Assets:
Cash and cash equivalents	$3,609	$3,188
Accounts receivable, net of allowance for doubtful accounts of $34 and $29, respectively	1,094	1,776
Unbilled receivables	1,228	1,073
Other current receivables	20	31
Inventory	2,587	2,600
Prepaid expenses	95	110
Deferred income taxes	115	115
Total current assets	8,748	8,893
Investments	1,082	1,058
Equipment and leasehold improvements, net	1,473	1,575
Intangibles	165	105
Other assets	77	77
Total assets	$11,545	$11,708

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$617	$744
Accrued expenses	1,211	1,090
Deferred revenue	247	232
Income taxes payable	48	53
Capital lease obligations	9	8
Total current liabilities	2,132	2,127
Deferred income taxes	115	115
Deferred rent	232	243
Capital lease obligations, net of current portion	4	7
Total non-current liabilities	351	365
Total liabilities	2,483	2,492

Shareholders’ equity:
Common shares; no par value; 50,000,000 shares authorized; 4,203,354 and 4,211,019 shares issued and outstanding at September 30, 2014 and June 30, 2014, respectively	18,587	18,582
Accumulated other comprehensive income	213	202
Accumulated deficit	(9,738)	(9,568)
Total shareholders’ equity	9,062	9,216
Total liabilities and shareholders’ equity	$11,545	$11,708

The accompanying notes are an integral part of these condensed consolidated financial statements.

PRO-DEX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended September 30,
	2014	2013

Net sales	$2,595	$2,555
Cost of sales	1,767	1,610
Gross profit	828	945

Operating expenses:
Selling expenses	142	92
General and administrative expenses	491	457
Research and development costs	384	375
Total operating expenses	1,017	924
Operating income (loss)	(189)	21
Other income (expense):
Interest income	1	—
Interest expense	(2)	(2)
Total other income (expense)	(1)	(2)

Income (loss) from continuing operations before income taxes	(190)	19
Provision (benefit) for income taxes	(9)	1

Income (loss) from continuing operations	(181)	18
Income from discontinued operations, net of income taxes	11	194
Net income (loss)	$(170)	$212

Other comprehensive income, net of tax:
Unrealized gain from marketable equity investments	12	56
Comprehensive income (loss)	$(158)	$268

Basic and diluted income (loss) per share:
Net income (loss) from continuing operations	$(0.04)	$0.00
Income from discontinued operations	0.00	0.06

Net income (loss)	$(0.04)	$0.06

Weighted average common shares outstanding - basic	4,208,957	3,344,697
Weighted average common shares outstanding - diluted	4,227,650	3,353,447

The accompanying notes are an integral part of these condensed consolidated financial statements.

PRO-DEX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(170)	$212
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	127	132
Gain on sale of real estate held for sale	—	(167)
Share-based compensation	8	20
Allowance for doubtful accounts	5	3
Changes in operating assets and liabilities:
Accounts receivable and other receivables	688	(8)
Unbilled receivables	(155)	(154)
Inventory	13	(139)
Prepaid expenses and other assets	15	18
Accounts payable, accrued expenses and deferred rent	(18)	(500)
Deferred revenue	15	71
Income taxes payable	(5)	—
Net cash provided by (used in) operating activities	523	(512)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment	(25)	—
Proceeds from sale of real estate held for sale	—	900
Proceeds from sale of equipment	—	6
Increase in intangibles	(60)	(17)
Purchase of investments	(12)	(228)
Net cash provided by (used in) investing activities	(97)	661

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on capital lease	(2)	—
Payments made for common stock rights offering costs	(3)	—
Net cash used in financing activities	(5)	—

Net increase in cash and cash equivalents	421	149
Cash and cash equivalents, beginning of period	3,188	1,680
Cash and cash equivalents, end of period	$3,609	$1,829

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest	$2	$2
Income taxes	$8	$—

 The accompanying notes are an integral part of these condensed consolidated financial statements.

PRO-DEX, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Pro-Dex, Inc. (“we”, “us”, “our”, “Pro-Dex” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-K. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements presented in our Annual Report on Form 10-K for the fiscal year ended June 30, 2014. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results of operations for such interim periods are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended June 30, 2014.

Recent Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers,” which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. ASU 2014-09 requires an entity to recognize revenue depicting the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires enhanced revenue related disclosures. ASU 2014-09 is effective for fiscal years, and interim reporting periods within those years, beginning after December 15, 2016. The Company has not yet determined the impact of ASU 2014-09 on its consolidated results of operations, financial condition, or cash flows.

In April 2014, the FASB issued ASU 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” ASU 2014-08 requires that a disposal representing a strategic shift that has (or will have) a major effect on an entity’s financial results or a business activity classified as held for sale should be reported as discontinued operations. ASU 2014-08 also expands the disclosure requirements for discontinued operations and adds new disclosures for individually significant dispositions that do not qualify as discontinued operations. ASU 2014-08 is effective prospectively for fiscal years, and interim reporting periods within those years, beginning after December 15, 2014. The impact of ASU 2014-08 is dependent upon the nature of dispositions, if any, after adoption.

Reclassifications

Certain prior period balances have been reclassified to conform to the current period presentation. The reclassifications have no effect on previously reported results of operations or accumulated deficit.

NOTE 2. COMPOSITION OF CERTAIN FINANCIAL STATEMENT ITEMS

Inventory

Inventory is stated at the lower of cost (first-in, first-out) or market and consists of the following (in thousands):

	September 30, 2014	June 30, 2014
Raw materials /purchased components	$820	$878
Work in process	750	525
Sub-assemblies /finished components	801	823
Finished goods	216	374
Total inventory	$2,587	$2,600

PRO-DEX, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Investments

Investments are stated at market value and consist of the following (in thousands):

	September 30, 2014	June 30, 2014
Marketable equity securities	$1,082	$1,058

Investments at September 30, 2014 and June 30, 2014 had an aggregate cost basis of $869,000 and $857,000, respectively, gross unrealized gains aggregating $231,000 and $208,000, respectively, and unrealized losses of 18,000 and $7,000, respectively.

Intangibles

Intangibles consist of the following (in thousands):

	September 30, 2014	June 30, 2014
Capitalized software development costs	$73	$37
Patent-related costs	92	68
Total intangibles	$165	$105

Capitalized software development costs relate to internally developed software, which will be amortized over the estimated product life of the underlying product currently in development. Patent-related costs consist of legal fees incurred in connection with patent applications, and will be amortized over the life of the applicable patent upon its issuance.

NOTE 3. WARRANTY

The warranty accrual is based on historical costs of warranty repairs and expected future identifiable warranty expenses, and is included in accrued expenses in the accompanying consolidated balance sheets. As of September 30, 2014 and June 30, 2014, the warranty reserve amounted to $213,000 and $237,000, respectively. Warranty expenses are included in cost of sales in the accompanying consolidated statements of operations. Changes in estimates to previously established warranty accruals result from current period updates to assumptions regarding repair costs and warranty return rates, and are included in current period warranty expense. Total warranty expense for the three months ended September 30, 2014 and 2013 was ($5,000) and $13,000, respectively.

Information regarding the accrual for warranty costs for the three months ended September 30, 2014 and 2013 are as follows (in thousands):

	As of and for the Three Months Ended September 30,
	2014	2013
Beginning balance	$237	$321
Accruals during the period	70	49
Changes in estimates of prior period warranty accruals	(75)	(36)
Warranty amortization	(19)	(105)
Ending balance	$213	$229

PRO-DEX, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4. NET INCOME (LOSS) PER SHARE

The Company calculates basic net earnings (loss) per share by dividing net income (loss) by the weighted-average number of common shares outstanding during the reporting period. Diluted earnings (loss) per share reflects the effects of potentially dilutive securities, which consist entirely of outstanding stock options.

Potential common shares of 18,693 have been excluded from diluted weighted average common shares for the three months ended September 30, 2014, as the effect would have been anti-dilutive. The following table presents reconciliations of the numerators and denominators of the basic and diluted earnings (loss) per share computations for net income (loss). In the tables below, income (loss) amounts represent the numerator, and share amounts represent the denominator (in thousands, except per share amounts):

	Three Months Ended September 30,
	2014	2013
Basic:
Income (loss) from continuing operations	$(181)	$18
Weighted average shares outstanding	4,209	3,345
Basic income (loss) per share from continuing operations	$(0.04)	$0.00
Income from discontinued operations	$11	$194
Weighted average shares outstanding	4,209	3,345
Basic income (loss) per share from discontinued operations	$0.00	$0.06
Net income (loss)	$(170)	$212
Weighted average shares outstanding	4,209	3,345
Basic income (loss) per share	$(0.04)	$0.06
Diluted:
Income (loss) from continuing operations	$(181)	$18
Weighted average shares outstanding	4,209	3,345
Effect of dilutive securities – stock options	—	8
Weighted average shares used in calculation of diluted earnings per share	4,209	3,353
Basic and diluted loss per share from continuing operations	$(0.04)	$0.00
Income from discontinued operations	$11	$194
Weighted average shares outstanding	4,209	3,345
Effect of dilutive securities – stock options	—	8
Weighted average shares used in calculation of diluted earnings per share	4,209	3,353
Diluted income per share from discontinued operations	$0.00	$0.06
Net income (loss)	$(170)	$212
Weighted average shares used in calculation of diluted earnings per share	4,209	3,353
Diluted earnings (loss) per share	$(0.04)	$0.06

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

Under the terms of the APA, we may receive earnout payments based on revenues generated from the sale of (i) Astromec products and (ii) MTI products to Astromec prospects (defined in the APA) (collectively, the “Earnout Sales Base”). Such earnout payments, if and when earned, are paid by MTI to us within 30 days following the end of each of our fiscal quarters during the three years subsequent to the February 2012 closing date, and amount to 6%, 4% and 2% of the Earnout Sales Base in the first, second and third such years, respectively. The earnout payments are recognized in the quarter in which we become entitled to receive them. We recognized income from earnout payments of $21,000 and $29,000 for the three months ended September 30, 2014 and 2013, respectively, and have recognized an aggregate of $372,000 in income from such earnout payments since the February 2012 closing date.

In addition, as a result of the sale of the Astromec product line, we listed for sale the land and building constituting the facility in Carson City, Nevada, which was presented as real estate held for sale in the June 30, 2013 consolidated balance sheet with an aggregate carrying amount of $733,000. On July 5, 2013, we completed the sale of the Carson City facility to Aesthetic and Reconstructive Technologies, Inc., a Nevada corporation. The sales price of the property was $980,000, of which we received net proceeds of $900,000, after deductions for expenses related to the sale, primarily consisting of broker commissions and fees, aggregating approximately $80,000, resulting in a gain of $167,000.

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

	Three Months Ended September 30,
	2014	2013
Revenues	$21	$29
Income before provision for income taxes of $7,000 and $0, respectively	$18	$194

Information regarding Astromec assets and liabilities included in the accompanying consolidated balance sheets is as follows (in thousands):

	September 30, 2014	June 30, 2014
Accounts receivable	$21	$17
Prepaid expenses	$—	$3
Accrued expenses	$2	$2

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

PRO-DEX, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Significant management judgment is required in determining our provision for income taxes and the recoverability of our deferred tax assets. Such determination is based primarily on our historical taxable income or loss, with some consideration given to our estimates of future taxable income or loss by jurisdictions in which we operate and the period over which our deferred tax assets would be recoverable. Due to cumulative taxable losses during the past three years, we maintained a valuation allowance of $3.5 million against our deferred tax assets as of June 30, 2014.

As of September 30, 2014, we have accrued $366,000 of unrecognized tax benefits related to federal and state income tax matters. The amount that would reduce the Company’s income tax expense if recognized and result in a corresponding decrease in the Company’s effective tax rate is $47,000.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at July 1, 2014	$363
Additions based on tax positions related to the current year	3
Balance at September 30, 2014	$366

We recognize accrued interest and penalties related to unrecognized tax benefits when applicable. As of September 30, 2014, no interest or penalties applicable to our unrecognized tax benefits have been accrued since we have sufficient tax attributes available to fully offset any potential assessment of additional tax.

The Company and its subsidiaries are subject to U.S. federal income tax, as well as income tax of multiple state tax jurisdictions. We are currently open to audit under the statute of limitations by the Internal Revenue Service for the years ended June 30, 2011 and later. Our state income tax returns are open to audit under the statute of limitations for the years ended June 30, 2010 and later. We do not anticipate a significant change to the total amount of unrecognized tax benefits within the next 12 months.

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

Upon completion of the rights offering, we received gross proceeds of approximately $1.65 million, before expenses of $140,000, through shareholder subscriptions for 868,732 shares of common stock.

Of the total amount of shares issued, 317,231 and 156,189 shares were issued to AO Partners I, LP (“AO Partners”) and Farnam Street Partners, L.P. (“Farnam Street Partners”), respectively, the Company’s two largest shareholders, who each exercised its full pro-rata allotment of rights in the offering. AO Partners, LLC is the General Partner of AO Partners, and Nicholas J. Swenson, a director of the Company, is the Managing Member of AO Partners, LLC. Raymond E. Cabillot, also a director of the Company, is the CEO of Farnam Street Partners.

In connection with the rights offering, we entered into a Standby Purchase Agreement with AO Partners, LLC and Farnam Street Capital, Inc. (each a beneficial shareholder of our common stock; each a “Standby Purchaser” and collectively the “Standby Purchasers”) pursuant to which the Standby Purchasers agreed to purchase, at the Subscription Price, any and all shares of common stock not subscribed for by shareholders in connection with the rights offering, subject to reduction by us as described below. No fees or other consideration were paid by us to

PRO-DEX, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

the Standby Purchasers in exchange for their commitment to purchase any and all unsubscribed shares of common stock following the rights offering.

In the event that the exercise by a shareholder of the Subscription Privilege or the purchase of our common stock under the Standby Purchase Agreement could, in our sole discretion, have potentially resulted in a limitation of our ability to utilize our tax attributes, such as the annual utilization of net operating loss or tax credit carry forwards (see Note 6), we had the ability to reduce the exercise by such shareholder of the Subscription Privilege or the amount purchased under the Standby Purchase Agreement to such number of shares of our common stock as we determined advisable in order to preserve our ability to utilize such tax attributes. On the basis of the Company’s analysis of tax attributes, the Company did not reduce the subscriptions of any shareholder in the rights offering, but did reduce to zero the number of shares the Standby Purchasers could have otherwise purchased pursuant to the Standby Purchase Agreement. As a result, no shares were issued to AO Partners, LLC or Farnam Street Capital, Inc. pursuant to the Standby Purchase Agreement.

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

Share Repurchase Program

In September 2013, our Board approved a share repurchase program authorizing the Company to repurchase up to 750,000 shares of our common stock. In accordance with, and as part of, this share repurchase program, our Board approved, on September 23, 2014, the adoption of a prearranged share repurchase plan intended to qualify for the safe harbor under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (“10b5-1 Plan”). The 10b5-1 Plan became effective on September 24, 2014 and terminates on March 23, 2015, unless terminated sooner in accordance with its terms. Through September 30, 2014, we repurchased 7,665 shares at an aggregate cost of $17,000 under the terms of the 10b5-1 Plan, which purchases settled in October, 2014. Repurchases under the 10b5-1 Plan are administered through an independent broker.

NOTE 8. SHARE-BASED COMPENSATION

As discussed further below, until June 2014 we had two equity compensation plans, the Second Amended and Restated 2004 Stock Option Plan (the “Employee Stock Option Plan”) and the Amended and Restated 2004 Directors’ Stock Option Plan (the “Directors’ Stock Option Plan”) (collectively, the “Stock Option Plans”), pursuant to which (i) options to purchase shares of common stock, or (ii) restricted shares of common stock, could be granted up to an aggregate amount of 1,333,333 common shares, with 1,066,667 and 266,666 shares distributed between the Employee Stock Option Plan and the Directors’ Stock Option Plan, respectively. The Stock Option Plans were substantially similar, providing for a strike price equal to the closing price for a share of our common stock as of the last business day immediately prior to the grant date, vesting periods as determined by the Board for the Employee Stock Option Plan and six months for the Directors’ Stock Option Plan, and terms of up to ten years, subject to forfeit 30 days after the holder ceases to be an employee or 90 days after the holder ceases to be a director, as the case may be. Share-based compensation expense under the Stock Option Plans for the three months ended September 30, 2014 and 2013 was $8,000 and $20,000, respectively.

Stock Options

No options were granted during the three months ended September 30, 2014 and 2013.

As of September 30, 2014, there was an aggregate of $6,000 of unrecognized compensation cost under the Stock Option Plans related to 6,667 non-vested outstanding stock options with a per share weighted average value of $1.98. The unrecognized expense is anticipated to be recognized on a straight-line basis over a weighted average period of 11.5 months. Following is a summary of stock option activity for the three months ended September 30, 2014 and 2013:

PRO-DEX, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	2014		2013
	Number of Shares	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Exercise Price
Outstanding at beginning of period	165,002	$2.40	292,504	$2.35
Options granted	—	—	—	—
Options exercised	—	—	(804)	1.80
Options canceled or expired	(8,334)	5.58	(97,531)	2.35
Outstanding at end of period	156,668	$2.23	194,169	$2.36
Stock Options Exercisable at September 30,	150,001	$2.26	139,729	$2.57

Following is a summary of information regarding options outstanding and options exercisable at September 30, 2014:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Avg. Remaining Contractual Life in Years	Weighted- Avg. Exercise Price	Aggregate. Intrinsic Value	Number Outstanding	Weighted-Avg. Remaining Contractual Life in Years	Weighted- Avg. Exercise Price	Average Intrinsic Value
$0 to 2.50	145,000	6.98	$1.87	$59,450	138,333	6.93	$1.88	$56,716
2.5 to 5.00	3,334	2.63	4.38	—	3,334	2.63	4.38	—
7.51 to 10.00	8,334	1.27	7.65	—	8,334	1.27	7.65	—
Total	156,668	6.58	$2.23	$59,450	150,001	6.52	$2.26	$56,716

In June 2014, our Board of Directors terminated the Employee Stock Option Plan, with the provision that options outstanding under the Employee Stock Option Plan will remain outstanding in accordance with their respective terms. At the date of termination, 531,381 shares were reserved for issuance under the Employee Stock Option Plan in excess of shares issuable pursuant to outstanding options, all of which shares will be available for issuance under the provisions of the Employee Stock Purchase Plan described below.

In September 2014, our Board approved the inclusion in our proxy statement for approval by our shareholders at the 2014 Annual Meeting of Shareholders its recommendation to terminate the Directors’ Stock Option Plan. At September 30, 2014, 173,334 shares were reserved for issuance under the Directors’ Stock Option Plan, all of which, subject to the aforementioned shareholder approval to terminate the Directors’ Stock Option Plan, will be available for issuance under the provisions of the Employee Stock Purchase Plan described below.

Employee Stock Purchase Plan

Also in September 2014, our Board approved the establishment of an Employee Stock Purchase Plan (the “ESPP”). The ESPP conforms to the provisions of Section 423 of the Internal Revenue Code, has coterminous offering and purchase periods of six months, and bases the pricing to purchase shares of our common stock on a formula so as to result in a per share purchase price that approximates a 15% discount from the market price of a share of our common stock at the end of the purchase period. The Board of Directors also approved the provision that shares formerly reserved for issuance under the Employee Stock Option Plan and, subject to shareholder approval described above, the Directors’ Stock Option Plan in excess of shares issuable pursuant to outstanding options, aggregating 704,715 shares, be reserved for issuance pursuant to the ESPP.

Restricted Stock

The following is a summary of restricted share activity for the three months ended September 30, 2014 and 2013:

PRO-DEX, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	2014		2013
	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding at beginning of period	13,333	$1.73	32,500	$1.73
Granted	—	—	—	—
Vested	(6,667)	1.73	(9,166)	1.73
Forfeited	—	—	(5,000)	1.73
Outstanding at end of period	6,666	$1.73	18,334	$1.73

As of September 30, 2014, there was $8,000 in unrecognized compensation cost related to non-vested outstanding restricted shares. The unrecognized expense is anticipated to be amortized over the next 11.5 months.

NOTE 9. MAJOR CUSTOMERS

Information with respect to the only customer (“Customer 1”), that accounted for sales in excess of 10% of our total sales in both the three-month periods ended September 30, 2014 and 2013, is as follows (in thousands, except percentages):

	Three Months Ended September 30,
	2014		2013
	Amount	Percent of Total	Amount	Percent of Total

Total revenue	$2,595	100%	$2,555	100%

Customer concentration:
Customer 1	$1,507	58%	$1,096	43%

Information with respect to Customer 1, accounts receivable from whom comprised more than 10 % of our gross accounts receivable at September 30, 2014 and June 30, 2014, is as follows (in thousands, except percentages):

	September 30, 2014		June 30, 2014

Total gross accounts receivable	$1,128	100%	$1,805	100%

Customer concentration:
Customer 1.	$606	54%	$962	53%

PRO-DEX, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 10. COMMITMENTS AND CONTINGENCIES

Legal Matters

In general, we are from time to time a party to various legal proceedings incidental to our business, none of which we currently consider may be material. There can be no certainty, however, that we may not ultimately incur liability or that such liability will not be material and adverse.

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

NOTE 12. OTHER TRANSACTIONS

On July 2, 2014, we made an initial deposit in the amount of $10,000 to open an escrow account to facilitate the purchase of substantially all of the assets of a Northern California-based sole proprietorship that is engaged in the manufacture of machined parts, primarily for customers in the oil and electronics industries. The initial deposit was made pursuant to an Asset Purchase Agreement between the parties dated June 20, 2014 (the “Agreement”), which Agreement became effective upon us making the initial deposit. On September 8, 2014, we made a second $10,000 deposit in conformity with the amended terms of the Agreement, which acknowledged that certain due diligence procedures had yet to be completed. The deposits, less escrow costs, are refundable to us if the transaction is not consummated due to a failure of certain closing conditions, including certain due diligence procedures, to be satisfied. The aggregate purchase price for the assets is $225,000 (inclusive of deposit amounts), subject to adjustment as defined in the Agreement. The Company will pay the balance of the purchase price upon consummation of the acquisition, if completed.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited interim condensed consolidated financial statements and the related notes and other financial information appearing elsewhere in this report.

COMPANY OVERVIEW

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of the results of operations and financial condition of Pro-Dex, Inc. (“Company”, “Pro-Dex”, “we”, “our” or “us”) for the three-month periods ended September 30, 2014 and 2013. This discussion should be read in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this report. This report contains certain forward-looking statements and information. The cautionary statements included herein should be read as being applicable to all related forward-looking statements wherever they may appear. Our actual future results could differ materially from those discussed herein.

Except for the historical information contained herein, the matters discussed in this report, including, but not limited to, discussions of our product development plans, business strategies, strategic opportunities and market factors influencing our results, are forward-looking statements that involve certain risks and uncertainties. Actual results may differ from those anticipated by us as a result of various factors, both foreseen and unforeseen, including, but not limited to, our ability to continue to develop new products and increase sales in markets characterized by rapid technological evolution, consolidation within our target marketplace and among our competitors, competition from larger, better capitalized competitors, and our ability to realize returns on opportunities. Many other economic, competitive, governmental and technological factors could impact our ability to achieve our goals. You are urged to review the risks, uncertainties and other cautionary language described in this report, as well as in our other public disclosures and reports filed with the Securities and Exchange Commission (“SEC”) from time to time, including, but not limited to, the risks, uncertainties and other cautionary language discussed in our Annual Report on Form 10-K for our fiscal year ended June 30, 2014.

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

Basis of Presentation

The condensed consolidated results of operation presented in this report are not audited and those results are not necessarily indicative of the results to be expected for the entirety of the fiscal year ending June 30, 2015 or any other interim period during such fiscal year. Our fiscal year ends on June 30 and our fiscal quarters end on

September 30, December 31, and March 31. Unless otherwise stated, all dates refer to our fiscal year and those fiscal quarters.

Critical Accounting Estimates and Judgments

Our condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of our financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

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

Intangibles

Intangibles consist of legal fees incurred in connection with patent applications and capitalized software development costs. Legal fees will be amortized over the life of the applicable patent upon its issuance and capitalized software development costs will be amortized over the estimated product life of the underlying product currently in development.

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

Income Taxes

We recognize deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of our assets and liabilities along with net operating loss and tax credit carryovers. Deferred tax assets at September 30, 2014 and June 30, 2014 consisted primarily of basis differences related to research and development tax credit utilization, net operating loss carryovers, intangible assets, accrued expenses and inventory.

Significant management judgment is required in determining our provision for income taxes and the recoverability of our deferred tax assets. Such determination is based on our historical taxable income or loss, with consideration given to our estimates of future taxable income or loss and the periods over which deferred tax assets will be recoverable. We record a valuation allowance against deferred tax assets to reduce the net carrying value to an amount that we believe is more likely than not to be realized. When we establish or reduce the valuation allowance against deferred tax assets, the provision for income taxes will increase or decrease, respectively, in the period such determination is made. At September 30, 2014 and June 30, 2014, we maintained a valuation allowance against the entire balance of our deferred tax assets, net of deferred tax liabilities.

Results of Operations

The following tables set forth results from continuing operations for the three months ended September 30, 2014 and 2013:

	Three Months Ended September 30,
	2014		2013
	Dollars in thousands
		% of Net Sales		% of Net Sales
Net sales	$2,595	100%	$2,555	100%
Cost of sales	1,767	68%	1,610	63%
Gross profit	828	32%	945	37%
Selling expenses	142	5%	92	4%
General and administrative expenses	491	19%	457	18%
Research and development costs	384	15%	375	15%
	1,017	39%	924	37%
Operating income (loss)	(189)	(7%)	21	1%
Other income (expense), net	(1)	—	(2)	—
Income (loss) from continuing operations before income taxes	(190)	(7%)	19	1%
Provision (benefit) for income taxes	(9)	—	1	—
Income (loss) from continuing operations	$(181)	(7%)	$18	1%

Revenue

The majority of our revenue is derived from designing, developing and manufacturing surgical devices for the medical device and dental industries and motion control software and hardware for industrial and scientific applications. The proportion of total sales by customer type is as follows (in thousands, except percentages):

					Increase (Decrease) From 2013 To 2014
	Three Months Ended September 30,
	2014		2013
	Dollars in thousands
		% of Net Sales		% of Net Sales
Net sales:
Medical device	$1,739	67%	$1,646	65%	6%
Industrial and scientific	521	20%	520	20%	—
Dental	207	8%	313	12%	(34%)
Government and other	128	5%	76	3%	68%
	$2,595	100%	$2,555	100%	2%

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

Shipments to our largest customer, accounted for in medical device revenue, increased $400,000 for the three months ended September 30, 2014 compared to the corresponding period in 2013. The increase between the comparative three-month periods was due primarily to the resumption of shipments to the customer in December 2013 following its suspension of orders from March through November of 2013. Partially offsetting this increase was a $183,000 decrease in repair revenue from our former largest medical device customer, from whom we received no repair orders in the three months ended September 30, 2014 and do not expect to receive future repair orders, and a $151,000 decrease during the three months ended September 30, 2014, as compared to the corresponding year-earlier period, in product sales to another medical device customer.

At September 30 2014, we had a backlog of approximately $6.3 million. We may experience variability in our new order bookings due to various reasons, including, but not limited to, the timing of major new product launches and customer planned inventory builds. However, we do not typically experience seasonal fluctuations in our shipments and revenues.

Cost of Sales and Gross Margin

	Three Months Ended September 30,				Increase (Decrease) From 2013 To 2014
	2014		2013
	Dollars in thousands
		% of Net Sales		% of Net Sales
Cost of sales:
Product costs	$1,634	63%	$1,500	59%	9%
Accrued losses on product development services	48	2%	35	1%	37%
Under-absorption of manufacturing costs	89	3%	55	2%	62%
Inventory and warranty charges	(4)	—	20	1%	(120%)
Total cost of sales	$1,767	68%	$1,610	63%	10%
Gross profit and gross margin	$828	32%	$945	37%	(12%)

Cost of sales for the three month period ended September 30, 2014 increased by $157,000, or 10%, compared to the corresponding period of the prior fiscal year, primarily due to a shift in product mix in which there was a reduced volume of product repairs and an increased volume of product sales between such periods. As a result, product costs increased between periods by 9%, as compared to an increase of 2% in sales between periods as discussed above. Contributing to the increase in cost of sales from the quarter ended September 30, 2013 to the corresponding quarter in the current fiscal year was an increase in accruals for anticipated losses on the fixed price product development services portion of certain contracts, and an increase in under-absorbed manufacturing costs due to reduced manufacturing volume in the quarter ended September 30, 2014, compared to the corresponding year-earlier period. Partially offsetting these increases was a decrease in inventory and warranty charges for the quarter ended September 30, 2014, compared to the corresponding quarter of the prior fiscal year, due primarily to a downward revision in estimated per unit repair costs.

Gross profit declined by approximately $117,000, or 12%, for the three months ended September 30, 2014 compared to the corresponding period of the prior fiscal year, and gross margin as a percentage of sales declined by approximately five percentage points between such periods, primarily as a result of the factors resulting in the increase in cost of sales discussed above.

Operating Expenses

Operating Costs and Expenses

	Three Months Ended September 30,				Increase (Decrease) From 2013 To 2014
	2014		2013
	(Dollars in thousands)
		% of Net Sales		% of Net Sales
Operating expenses:
Selling expenses	$142	5%	$92	4%	54%
General and administrative expenses	491	19%	457	18%	7%
Research and development costs	384	15%	375	15%	2%
	$1,017	39%	$924	37%	10%

Selling expenses consist of salaries and other personnel-related expenses in support of business development, as well as trade show attendance, advertising and marketing expenses, and travel and related costs incurred in generating and maintaining our customer relationships. Selling expenses for the three months ended September 30, 2014 increased $50,000, or 54%, compared to the corresponding year-earlier period. The increase was primarily attributable to an increase in advertising and print media of approximately $28,000 for the three months ended September 30, 2014, compared to the three months ended September 30, 2013. Additionally, increased personnel-related expenses, including severance costs of approximately $16,000, were incurred in the quarter ended September 30, 2014; no severance expenses were incurred in the corresponding quarter of the prior fiscal year.

General and administrative expenses (“G&A”) consist of salaries and other personnel-related expenses of our accounting, finance and human resources personnel, professional fees, directors’ fees, and other costs and expenses attributable to being a public company. G&A increased by $34,000 for the three months ended September 30, 2014, when compared to the corresponding period of the prior fiscal year. The increase in total G&A expenses was primarily related to increased project-based legal fees incurred during the 2014 quarter, relative to the corresponding prior-year period, and to non-recurring expenses incurred during our transition in the quarter ended September 30, 2014, from an outsourced human resources function to an in-house resource. These increases were partially offset by a reduction in consulting fees, directors’ fees and share-based compensation expense.

Research and development costs generally consist of compensation and other personnel related costs of our engineering and support personnel, related professional and consulting fees, patent-related fees, lab costs, materials, and travel and related costs incurred in the development and support of our products. Research and development costs did not materially vary between the quarter ended September 30, 2014 and the corresponding prior year period.

Other Income (Expense), net

Other income and expense consists of interest earned from our money market account and interest expense related to capital lease obligations for leased office equipment, and did not materially vary between the quarter ended September 30, 2014 and the corresponding prior year period.

Income Tax Benefit

The effective tax rates for the three months ended September 30, 2014 and 2013 are lower than statutory tax rates due to our inability to fully recognize the benefits of federal and state loss carryforwards prior to their utilization. (See Note 6 to the condensed consolidated financial statements contained elsewhere in this report.)

Liquidity and Capital Resources

Cash and cash equivalents at September 30, 2014 increased $400,000 to $3.6 million as compared to $3.2 million at June 30, 2014. The following table includes a summary of our condensed consolidated statements of cash flows contained elsewhere in this report.

	As Of and For the Three Months Ended September, 30
	2014	2013
	(in thousands)
Cash provided by (used in):
Operating activities	$523	$(512)
Investing activities	$(97)	$661
Financing activities	$(5)	$—

Cash and Working Capital:
Cash and cash equivalents	$3,609	$1,829
Working capital	$6,616	$5,882

Operating Activities

Net cash provided by operating activities during the three months ended September 30, 2014 amounted to $523,000. Sources of cash arose from primarily from (a) collections of accounts and other receivables in the amount of $688,000 and (b) a decrease in inventory in the amount of $13,000. The primary uses of cash arose from (a) the net loss for the quarter of $170,000 offset by non-cash depreciation and amortization of $127,000 and (b) an increase of $155,000 in unbilled receivables related to the development phase of certain contracts that have not yet reached the billable stage under the completed contract method of accounting.

Net cash used in operating activities during the three months ended September 30, 2013 amounted to $512,000. Uses of cash arose from (a) a decrease in accounts payable and accrued liabilities, aggregating $500,000, due primarily to payments for inventory purchases during the quarter ended June 30, 2013 and lower expenditure levels for inventory purchases and operating expenses during the quarter ended September 30, 2013, (b) an increase in inventory of $139,000 related primarily to the purchase of components required to fulfill firm customer purchase orders in backlog as well as repair and warranty orders, and to build our stock of components related to certain of our products with the objective of shortening lead times when forecasted purchase orders are received, and (c) an increase of $154,000 in unbilled receivables related to the development phase of certain contracts that have not yet reached the billable stage under the completed contract method of accounting. Sources of cash arose from (a) a $71,000 increase in deferred revenue related to contractual payments made to us by customers in advance of our ability to recognize such payments as revenue, and (b) decreases in prepaid expenses of $18,000.

Investing Activities

Net cash used in investing activities for the three months ended September 30, 2014 was $97,000. During the three months ended September 30, 2014, we added $12,000 to our investments in marketable equity securities in conformity with our Surplus Capital Investment Policy (see “Surplus Capital Investment Policy” below). Additionally, we purchased equipment for $25,000 and expended $60,000 in capitalized legal fees and software development costs related to internally developed intellectual property.

Net cash provided by investing activities for the three months ended September 30, 2013 was $661,000. This increase was due primarily to net proceeds of $900,000 from the sale of land and building we owned in Carson City, Nevada that housed our former Astromec operations, partially offset by additions of $228,000 we made to our investments in marketable equity securities in conformity with our surplus capital investment policy.

Financing Activities

Cash used in financing activities during the three months ended September 30, 2014 were not material and we had no cash used in financing activities during the three months ended September 30, 2013.

We believe that our existing cash and cash equivalent balances and investments in equity securities will be sufficient to fund our operations for the next twelve months.

Financing Facilities

Since September 2012, we have conducted our operations without need of a credit facility. Should we be unable to achieve anticipated cash flows from operations, however, we may be required to seek additional financing, and there is no assurance that such financing will be available on acceptable terms, if at all.

Surplus Capital Investment Policy

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

The composition of the Investment Committee is Messrs. Swenson (Chair), Cabillot and Hurwitz.

In June 2013, the Investment Committee approved investments aggregating $500,000, and approved an additional $500,000 in July 2013. At September 30, 2014, $869,000 had been invested in marketable public equity securities, having a market value at September 30, 2014 of $1.1 million. In addition, at September 30, 2014, $1.9 million had been invested in money market funds.

In September 2013, our Board approved a share repurchase program authorizing the Company to repurchase up to 750,000 shares of our common stock. In accordance with, and as part of, this share repurchase program, our Board approved, on September 23, 2014, the adoption of a prearranged share repurchase plan intended to qualify for the safe harbor under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (“10b5-1 Plan”). The 10b5-1 Plan became effective on September 24, 2014 and terminates on March 23, 2015, unless terminated sooner in accordance with its terms. Through September 30, 2014, we repurchased 7,665 shares at an aggregate cost of $17,000 under the terms of the 10b5-1 Plan, which purchases settled in October 2014. Repurchases under the 10b5-1 Plan are administered through an independent broker.

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

Upon completion of the rights offering, we received gross proceeds of approximately $1.65 million before expenses of $140,000, through shareholder subscriptions for 868,732 shares of common stock.

Of the total amount of shares issued, 317,231 and 156,189 shares were issued to AO Partners I, LP (“AO Partners”) and Farnam Street Partners, L.P. (“Farnam Street Partners”), respectively, the Company’s two largest shareholders, who each exercised its full pro-rata allotment of rights in the offering. AO Partners, LLC is the General Partner of AO Partners, and Nicholas J. Swenson, a director of the Company, is the Managing Member of AO Partners, LLC. Raymond E. Cabillot, also a director of the Company, is the CEO of Farnam Street Partners.

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

In the event that the exercise by a shareholder of the Subscription Privilege or the purchase of our common stock under the Standby Purchase Agreement could, in our sole discretion, have potentially resulted in a limitation of our ability to utilize our tax attributes, such as the annual utilization of net operating loss or tax credit carry forwards (See Note 6 to the condensed consolidated financial statements contained elsewhere in this report), we had the ability to reduce the exercise by such shareholder of the Subscription Privilege or the amount purchased under the Standby Purchase Agreement to such number of shares of our common stock as we determined advisable in order to preserve our ability to utilize such tax attributes. On the basis of the Company’s analysis of tax attributes, the Company did not reduce the subscriptions of any shareholder in the rights offering, but did reduce to zero the number of shares the Standby Purchasers could have otherwise purchased pursuant to the Standby Purchase Agreement. As a result, no shares were issued to AO Partners, LLC or Farnam Street Capital, Inc. pursuant to the Standby Purchase Agreement.

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

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer (the principal executive officer and principal financial officer, respectively) has concluded based on his evaluation as of September 30, 2014 that our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) are effective. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

During the three months ended September 30, 2014, there were changes in staff responsibilities due to an employee termination and an employee leave of absence. The reductions in staff have necessitated that other staff members assume certain responsibilities that were previously segregated. However, management believes that our controls and procedures viewed in totality mitigate the risks related to these assignment changes.  There were no other changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

In general, we are from time to time a party to various legal proceedings incidental to our business, none of which we currently consider may be material. There can be no certainty, however, that we may not ultimately incur liability or that such liability will not be material and adverse.

ITEM 1A.	RISK FACTORS

Our business, future financial condition and results of operations are subject to a number of factors, risks and uncertainties, which are disclosed in Item 1A, entitled “Risk Factors” in Part I of our Annual Report on Form 10-K for our fiscal year ended June 30, 2014 as well as any amendments thereto or additions and changes thereto contained in this quarterly report on Form 10-Q for the quarter ended September 30, 2014. Additional information regarding some of those risks and uncertainties is contained in the notes to the condensed consolidated financial statements included elsewhere in this report and in Part I, Item 2, of this report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The risks and uncertainties disclosed in our Form 10-K, our quarterly reports on Form 10-Q and other reports filed with the SEC are not necessarily all of the risks and uncertainties that may affect our business, financial condition and results of operations in the future.

There have been no material changes to the risk factors as disclosed in our Annual Report on Form 10-K for our fiscal year ended June 30, 2014.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchases by the Company of its common stock during the quarter ended September 30, 2014 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

July 1, 2014 to July 31, 2014	–	–	–	750,000

August 1, 2014 to August 31, 2014	–	–	–	750,000

September 1, 2014 to September 30, 2014	7,665	$2.25	7,665	742,335

All repurchases were made pursuant to the Company’s previously announced repurchase program. For information concerning the Company’s repurchase program, please see the discussion under the caption “Share Repurchase Program” in Note 7 to the condensed consolidated financial statements included elsewhere in this report.

ITEM 6.	EXHIBITS

Exhibit	Description

10.1
Asset Purchase Agreement dated June 20, 2014 by and between Pro-Dex, Inc. and Hans Huber, sole proprietor of Huber Precision (incorporated herein by reference to Exhibit 10.38 to the Company’s form 10-K filed September 18, 2014).

10.2
Amendment #1 to Asset Purchase Agreement dated August 4, 2014 by and between Pro-Dex, Inc. and Hans Huber, sole proprietor of Huber Precision (incorporated herein by reference to Exhibit 10.39 to the Company’s form 10-K filed September 18, 2014).

10.3
Amendment #2 to Asset Purchase Agreement dated September 6, 2014 by and between Pro-Dex, Inc. and Hans Huber, sole proprietor of Huber Precision (incorporated herein by reference to Exhibit 10.40 to the Company’s form 10-K filed September 18, 2014).

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

PRO-DEX, INC.

Date: November 13, 2014	/s/ Harold A. Hurwitz
Harold A. Hurwitz
Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2014	/s/ Harold A. Hurwitz
Harold A. Hurwitz
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit	Description

10.1
Asset Purchase Agreement dated June 20, 2014 by and between Pro-Dex, Inc. and Hans Huber, sole proprietor of Huber Precision (incorporated herein by reference to Exhibit 10.38 to the Company’s form 10-K filed September 18, 2014).

10.2
Amendment #1 to Asset Purchase Agreement dated August 4, 2014 by and between Pro-Dex, Inc. and Hans Huber, sole proprietor of Huber Precision (incorporated herein by reference to Exhibit 10.39 to the Company’s form 10-K filed September 18, 2014).

10.3
Amendment #2 to Asset Purchase Agreement dated September 6, 2014 by and between Pro-Dex, Inc. and Hans Huber, sole proprietor of Huber Precision (incorporated herein by reference to Exhibit 10.40 to the Company’s form 10-K filed September 18, 2014).

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

