Form 10-Q
period 2014-12-31
PRO DEX INC
filed 2015-02-10
CIK 788920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

DECEMBER 31, 2014

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

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock outstanding as of the latest practicable date: 4,169,481 shares of Common Stock, no par value, as of February 3, 2015.

PRO-DEX, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2014

Table Of Contents	2

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PRO-DEX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share amounts)

	December 31, 2014	June 30, 2014
ASSETS
Current Assets:
Cash and cash equivalents	$1,973	$3,188
Accounts receivable, net of allowance for doubtful accounts of $26 and $29, respectively	1,115	1,776
Unbilled receivables	1,415	1,073
Other current receivables	22	31
Inventory	2,880	2,600
Prepaid expenses	211	110
Notes receivable	1,205	—
Deferred income taxes	146	115
Total current assets	8,967	8,893
Investments	1,002	1,058
Equipment and leasehold improvements, net	1,562	1,575
Intangibles	334	105
Other assets	80	77
Total assets	$11,945	$11,708

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$830	$744
Accrued expenses	1,352	1,090
Deferred revenue	501	232
Income taxes payable	—	53
Capital lease obligations	11	8
Total current liabilities	2,694	2,127
Deferred income taxes	146	115
Deferred rent	221	243
Capital lease obligations, net of current portion	1	7
Total non-current liabilities	368	365
Total liabilities	3,062	2,492
Shareholders’ equity:
Common shares; no par value; 50,000,000 shares authorized; 4,169,481 and 4,211,019 shares issued and outstanding at December 31, 2014 and June 30, 2014, respectively	18,497	18,582
Accumulated other comprehensive income	316	202
Accumulated deficit	(9,930)	(9,568)
Total shareholders’ equity	8,883	9,216
Total liabilities and shareholders’ equity	$11,945	$11,708

The accompanying notes are an integral part of these condensed consolidated financial statements.

Table Of Contents	3

PRO-DEX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013

Net sales	$2,792	$2,640	$5,387	$5,194
Cost of sales	2,096	2,091	3,863	3,700
Gross profit	696	549	1,524	1,494

Operating expenses:
Selling expenses	186	139	328	231
General and administrative expenses	459	422	950	878
Research and development costs	444	364	829	740
Total operating expenses	1,089	925	2,107	1,849

Operating loss	(393)	(376)	(583)	(355)
Interest expense	(2)	(2)	(3)	(4)
Interest income	4	10	5	10
Gain (loss) from disposal of equipment	1	(6)	1	(6)
Realized gain on sale of investments	59	—	59	—

Loss from continuing operations before income taxes	(331)	(374)	(521)	(355)
Income tax benefit	129	36	138	35

Loss from continuing operations	(202)	(338)	(383)	(320)
Income from discontinued operations, net of income taxes	10	—	21	194
Net loss	$(192)	$(338)	$(362)	$(126)
Other comprehensive income, net of tax:
Unrealized gain from marketable equity investments	162	148	173	204
Less: Reclassification of realized gains included in net loss	(59)	—	(59)	—
Comprehensive income (loss)	$(89)	$(190)	$(248)	$78

Basic and diluted net loss per share:
Loss from continuing operations	$(0.05)	$(0.10)	$(0.09)	$(0.10)
Income from discontinued operations	—	—	—	0.06
Net loss	$(0.05)	$(0.10)	$(0.09)	$(0.04)

Weighted average common shares outstanding:
Basic	4,170	3,343	4,190	3,344
Diluted	4,170	3,343	4,190	3,344
Common shares outstanding	4,170	3,343	4,170	3,344

The accompanying notes are an integral part of these condensed consolidated financial statements.

Table Of Contents	4

PRO-DEX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended December 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(362)	$(126)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	259	283
Gain on sale of investments	(59)	—
Gain on sale of real estate held for sale	—	(167)
Loss (gain) on retirement of equipment	(1)	6
Share-based compensation	11	31
Deferred income tax benefit	77	—
Allowance for doubtful accounts receivable	(3)	7
Changes in operating assets and liabilities:
Accounts receivable and other current receivables	673	(259)
Unbilled receivables	(342)	(367)
Inventory	(275)	282
Prepaid expenses and other assets	(103)	(8)
Accounts payable, accrued expenses and deferred rent	326	(422)
Deferred revenue	269	106
Income taxes payable	(53)	(6)
Net cash provided by (used in) operating activities	263	(640)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	(12)	(329)
Purchases of equipment and leasehold improvements	(209)	(19)
Acquisition of Huber Precision	(209)	—
Purchase of notes receivable	(1,205)	—
Proceeds from sale of real estate held for sale	—	900
Proceeds from sale of equipment	1	4
Proceeds from sale of investments	318	—
Increase in intangibles	(61)	(40)
Net cash provided by (used in) investing activities	(1,377)	516

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of common stock	(94)	—
Payments made for common stock rights offering	(3)	—
Principal payments on capital lease	(4)	(2)
Net cash used in financing activities	(101)	(2)

Net decrease in cash and cash equivalents	(1,215)	(126)
Cash and cash equivalents, beginning of period	3,188	1,680
Cash and cash equivalents, end of period	$1,973	$1,554

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest	$3	$4
Income taxes	$8	$7

The accompanying notes are an integral part of these condensed consolidated financial statements.

Table Of Contents	5

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

NOTE 2. HUBER PRECISION BUSINESS ACQUISITION

As previously disclosed on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on December 4, 2014, we completed the acquisition of Huber Precision (“Huber”), a manufacturer of machined parts, primarily for the oil and electronics industry on December 1, 2014. The aggregate purchase price paid was $209,000.

We have accounted for this acquisition as a business combination. This method requires, among other things, that assets acquired and liabilities assumed in a business combination be recognized at their fair values as of the acquisition date.  There were no liabilities assumed as part of the Huber acquisition.  Pro forma historical results of operations related to the Huber acquisition during the six months ended December 31, 2014 have not been presented because they are not material to our condensed consolidated statements of operations and comprehensive income (loss).  The results of operations related to the company acquired have been included in the Company’s consolidated statements of operations since the date Huber was acquired.  For the period from December 1, 2014 to December 31, 2014, the revenues and earnings of Huber were not material.

The following table summarizes the allocation of the fair values of the assets acquired (in thousands):

Table Of Contents	6

PRO-DEX, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

December 31, 2014
Inventory	$5
Fixed Assets	37
Covenant not to compete	30
Customer list	137
Total purchase price	$209

NOTE 3. COMPOSITION OF CERTAIN FINANCIAL STATEMENT ITEMS

Inventory

Inventory is stated at the lower of cost (first-in, first-out) or market and consists of the following (in thousands):

	December 31, 2014	June 30, 2014
Raw materials/purchased components	$1,055	$878
Work in process	725	525
Sub-assemblies/finished components	881	823
Finished goods	219	374
Total inventory	$2,880	$2,600

Investments

Investments are stated at market value and consist of the following (in thousands):

	December 31, 2014	June 30, 2014
Marketable equity securities	$1,002	$1,058

Investments at December 31, 2014 and June 30, 2014 had an aggregate cost basis of $609,000 and $857,000, respectively, gross unrealized gains aggregating $393,000 and $209,000, respectively, and unrealized losses of $0 and $7,000, respectively.

During the three and six months ended December 31, 2014, we sold certain of our investments in marketable equity securities of publicly held companies and recorded realized gains of $59,000.

Table Of Contents	7

PRO-DEX, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Intangibles

Intangibles consist of the following (in thousands):

	December 31, 2014	June 30, 2014
Capitalized software development costs	$73	$37
Covenant not to compete	30	—
Customer list	137	—
Patent-related costs	94	68
Total intangibles	$334	$105

Capitalized software development costs relate to internally developed software, which will be amortized over the estimated product life of the underlying product currently in development. Both the covenant not to compete and the customer list relate to assets acquired in conjunction with the purchase of Huber, which closed on December 1, 2014, and will be amortized over five and ten years, respectively. Patent-related costs consist of legal fees incurred in connection with patent applications, and will be amortized over the life of the applicable patent upon its issuance.

NOTE 4. WARRANTY

The warranty accrual is based on historical costs of warranty repairs and expected future identifiable warranty expenses, and is included in accrued expenses in the accompanying consolidated balance sheets. As of December 31, 2014 and June 30, 2014, the warranty reserve related to continuing operations amounted to $332,000 and $237,000, respectively. Warranty expenses are included in cost of sales in the accompanying consolidated statements of operations. Changes in estimates to previously established warranty accruals result from current period updates to assumptions regarding repair costs and warranty return rates, and are included in current period warranty expense. Warranty expense relating to new product sales and changes to estimates for the three months ended December 31, 2014 and 2013 was $155,000 and $16,000, respectively, and for the six months ended December 31, 2014 and 2013 was $150,000 and $29,000, respectively.

Information regarding the accrual for warranty costs for the three and six months ended December 31, 2014 and 2013 are as follows (in thousands):

	As of and for the Three Months Ended December 31,
	2014	2013
Beginning balance	$213	$229
Accruals during the period	79	47
Changes in estimates of prior period warranty accruals	76	(31)
Warranty amortization	(36)	(45)
Ending balance	$332	$200

Table Of Contents	8

PRO-DEX, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	As of and for the Six Months Ended December 31,
	2014	2013
Beginning balance	$237	$321
Accruals during the period	150	96
Changes in estimates of prior period warranty accruals	—	(67)
Warranty amortization	(55)	(150)
Ending balance	$332	$200

NOTE 5. NET LOSS PER SHARE

The Company calculates basic net earnings (loss) per share by dividing net income (loss) by the weighted-average number of common shares outstanding during the reporting period. Diluted earnings (loss) per share reflects the effects of potentially dilutive securities, which consist entirely of outstanding stock options.

Potential common shares of 27,683 and 32,721 have been excluded from diluted weighted average common shares for the three months ended December 31, 2014 and 2013, as the effect would have been anti-dilutive. Similarly, potential common shares of 23,399 and 20,462 have been excluded from diluted weighted average common shares for the six months ended December 31, 2014 and 2013, as the effect would have been anti-dilutive.

The following table presents reconciliations of the numerators and denominators of the basic and diluted earnings (loss) per share computations for net income (loss). In the tables below, income (loss) amounts represent the numerator, and share amounts represent the denominator (in thousands, except per share amounts):

	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013
Basic & Diluted:
Loss from continuing operations	$(202)	$(338)	$(383)	$(320)
Weighted average shares outstanding	4,170	3,343	4,190	3,344
Basic and diluted loss per share from continuing operations	$(0.05)	$(0.10)	$(0.09)	$(0.10)

Income from discontinued operations	$10	$—	$21	$194
Weighted average shares outstanding	4,170	3,343	4,190	3,344
Basic and diluted earnings per share from discontinued operations	$0.00	$0.00	$0.00	$0.06

Net loss	$(192)	$(338)	$(362)	$(126)
Weighted average shares outstanding	4,170	3,343	4,190	3,344
Basic and diluted loss per share	$(0.05)	$(0.10)	$(0.09)	$(0.04)

Table Of Contents	9

PRO-DEX, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 6. NOTES RECEIVABLE

In November 2014, we purchased two promissory notes through a Loan Purchase and Sale Agreement in the amount of $1.2 million. The promissory notes are cross-collateralized and secured by (collectively, the “Collateral”), among other things, real property consisting of 2.3 acres of land and an approximate 30,000 square foot industrial building and a security interest in substantially all of the assets of Riverside Manufacturing, Inc. (“Riverside”) (consisting primarily of machine shop equipment and accounts receivable).

The notes are recorded at their purchase price and since the notes remain in default, they have been placed on nonaccrual status, meaning there is no accrual for interest earnings. No interest has been collected or recognized since the date of purchase. Due to uncertainties relating to future cash flows projected to be received on the notes, no accretable yield has been recorded.

The Company is currently preparing forbearance agreements and evaluating its options with respect to this investment.

NOTE 7. DISCONTINUED OPERATIONS AND REAL ESTATE HELD FOR SALE

In February 2012, we completed the sale of our fractional horsepower motor product line, operating under the name Pro-Dex Astromec (“Astromec”) and located in Carson City, Nevada, to SL Montevideo Technology, Inc. (“MTI”), a wholly owned subsidiary of SL Industries, Inc., pursuant to an Asset Purchase Agreement (the “APA”).

Under the terms of the APA, we may receive earnout payments based on revenues generated from the sale of (i) Astromec products and (ii) MTI products to Astromec prospects (defined in the APA) (collectively, the “Earnout Sales Base”). Such earnout payments, if and when earned, are paid by MTI to us within 30 days following the end of each of our fiscal quarters during the three years subsequent to the February 2012 closing date, and amount to 6%, 4% and 2% of the Earnout Sales Base in the first, second and third such years, respectively. The earnout payments are recognized in the quarter in which we become entitled to receive them. We recognized income from earnout payments of $21,000 and $41,000 for the three months ended December 31, 2014 and 2013, respectively, and $42,000 and $70,000 for the six months ended December 31, 2014 and 2013, respectively. We have recognized an aggregate of $393,000 in income from such earnout payments since the February 2012 closing date.

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

Table Of Contents	10

PRO-DEX, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

	Three Months Ended December 31,
	2014	2013
Revenues	$21	$41
Income before provision for income taxes of $7,000 and $36,000, respectively	$17	$36

	Six Months Ended December 31,
	2014	2013
Revenues	$42	$70
Income before provision for income taxes of $14,000 and $36,000, respectively	$35	$230

Information regarding Astromec assets and liabilities included in the accompanying consolidated balance sheets is as follows (in thousands):

	December 31, 2014	June 30, 2014
Accounts receivable	$21	$17
Prepaid expenses	$11	$3
Accrued expenses	$2	$2

NOTE 8. INCOME TAXES

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

Significant management judgment is required in determining our provision for income taxes and the recoverability of our deferred tax assets. Such determination is based primarily on our historical taxable income or loss, with some consideration given to our estimates of future taxable income or loss by jurisdictions in which we operate and the period over which our deferred tax assets would be recoverable. Due to cumulative taxable losses during the past three years, we maintained a valuation allowance of $3.7 million against our deferred tax assets as of December 31, 2014.

Table Of Contents	11

PRO-DEX, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

As of December 31, 2014, we have accrued $385,000 of unrecognized tax benefits related to federal and state income tax matters. None of this balance is expected to reduce the Company’s income tax expense if recognized.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at July 1, 2014	$363
Additions based on tax positions related to the current year	22
Reductions for tax positions of prior years	—
Balance at December 31, 2014	$385

We recognize accrued interest and penalties related to unrecognized tax benefits when applicable. As of December 31, 2014, no interest or penalties applicable to our unrecognized tax benefits have been accrued since we have sufficient tax attributes available to fully offset any potential assessment of additional tax.

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

Table Of Contents	12

PRO-DEX, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 9. COMMON STOCK

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

In the event that the exercise by a shareholder of the Subscription Privilege or the purchase of our common stock under the Standby Purchase Agreement could, in our sole discretion, have potentially resulted in a limitation of our ability to utilize our tax attributes, such as the annual utilization of net operating loss or tax credit carry forwards (see Note 8), we had the ability to reduce the exercise by such shareholder of the Subscription Privilege or the amount purchased under the Standby Purchase Agreement to such number of shares of our common stock as we determined advisable in order to preserve our ability to utilize such tax attributes. On the basis of the Company’s analysis of tax attributes, the Company did not reduce the subscriptions of any shareholder in the rights offering, but did reduce to zero the number of shares the Standby Purchasers could have otherwise purchased pursuant to the Standby Purchase Agreement. As a result, no shares were issued to AO Partners, LLC or Farnam Street Capital, Inc. pursuant to the Standby Purchase Agreement.

The proceeds from the rights offering have been used to invest in the notes receivable more fully described in Note 6 above. Additionally during the second quarter, as described in Note 2 above, we acquired Huber, for an aggregate purchase price of approximately $209,000.

Table Of Contents	13

PRO-DEX, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Share Repurchase Program

In September 2013, our Board approved a share repurchase program authorizing the Company to repurchase up to 750,000 shares of our common stock. In accordance with, and as part of, this share repurchase program, our Board approved, on September 23, 2014, the adoption of a prearranged share repurchase plan intended to qualify for the safe harbor under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (“10b5-1 Plan”). The 10b5-1 Plan became effective on September 24, 2014 and terminates on March 23, 2015, unless terminated sooner in accordance with its terms. Through December 31, 2014, we repurchased 41,538 shares at an aggregate cost of $94,000, inclusive of fees, under the terms of the 10b5-1 Plan. Repurchases under the 10b5-1 Plan are administered through an independent broker.

NOTE 10. SHARE-BASED COMPENSATION

As discussed further below, until June 2014 we had two equity compensation plans, the Second Amended and Restated 2004 Stock Option Plan (the “Employee Stock Option Plan”) and the Amended and Restated 2004 Directors’ Stock Option Plan (the “Directors’ Stock Option Plan”) (collectively, the “Stock Option Plans”), pursuant to which (i) options to purchase shares of common stock, or (ii) restricted shares of common stock, could be granted up to an aggregate amount of 1,333,333 common shares, with 1,066,667 and 266,666 shares distributed between the Employee Stock Option Plan and the Directors’ Stock Option Plan, respectively. The Stock Option Plans were substantially similar, providing for a strike price equal to the closing price for a share of our common stock as of the last business day immediately prior to the grant date, vesting periods as determined by the Board for the Employee Stock Option Plan and six months for the Directors’ Stock Option Plan, and terms of up to ten years, subject to forfeit 30 days after the holder ceases to be an employee or 90 days after the holder ceases to be a director, as the case may be. Share-based compensation expense under the Stock Option Plans for the three months ended December 31, 2014 and 2013 was $4,000 and $12,000, respectively, and for the six months ended December 31, 2014 and 2013 was $11,000 and 31,000, respectively.

Stock Options

As of December 31, 2014, there was an aggregate of $4,000 of unrecognized compensation cost under the Stock Option Plans related to 6,667 non-vested outstanding stock options with a per share weighted average value of $1.98. The unrecognized expense is anticipated to be recognized on a straight-line basis over a weighted average period of 8.3 months. Following is a summary of stock option activity for the six months ended December 31, 2014 and 2013:

	2014		2013
	Number of Shares	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Exercise Price
Outstanding at July 1,	165,002	$2.40	292,504	$2.35
Options granted	—	—	—	—
Options exercised	—	—	(804)	1.80
Options forfeited	(8,334)	5.58	(100,306)	2.34
Outstanding at end of period	156,668	$2.23	191,394	$2.36
Stock Options Exercisable at December 31,	150,001	$2.26	148,061	$2.53

No options were granted during the three or six months ended December 31, 2014 and 2013.

Table Of Contents	14

PRO-DEX, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Following is a summary of information regarding options outstanding and options exercisable at December 31, 2014:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Avg. Remaining Contractual Life	Weighted-Avg. Exercise Price	Aggregate. Intrinsic Value	Number Outstanding	Weighted-Avg. Remaining Contractual Life	Weighted-Avg. Exercise Price	Average Intrinsic Value
$0 to 2.50	145,000	6.73	$1.38	$86,650	138,333	6.68	$1.37	$81,716
2.5 to 5.00	3,334	2.38	4.38	—	3,334	2.38	4.38	—
7.51 to 10.00	8,334	1.02	7.65	—	8,334	1.02	7.65	—
Total	156,668	6.70 years	$2.23	$86,650	150,001	5.47	$2.26	$81,716

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

In September 2014, our Board approved the inclusion in our proxy statement for approval by our shareholders at the 2014 Annual Meeting of Shareholders its recommendation to terminate the Directors’ Stock Option Plan, which proposal was approved by our shareholders at the December 3, 2014 Annual Meeting. At September 30, 2014, 173,334 shares were reserved for issuance under the Directors’ Stock Option Plan, all of which, will be available for issuance under the provisions of the Employee Stock Purchase Plan described below.

Employee Stock Purchase Plan

Also in September 2014, our Board approved the establishment of an Employee Stock Purchase Plan (the “ESPP”). The ESPP conforms to the provisions of Section 423 of the Internal Revenue Code, has coterminous offering and purchase periods of six months, and bases the pricing to purchase shares of our common stock on a formula so as to result in a per share purchase price that approximates a 15% discount from the market price of a share of our common stock at the end of the purchase period. The Board of Directors also approved the provision that shares formerly reserved for issuance under the Employee Stock Option Plan and the Directors’ Stock Option Plan in excess of shares issuable pursuant to outstanding options, aggregating 704,715 shares, be reserved for issuance pursuant to the ESPP. The 2014 Employee Stock Purchase Plan was approved by our shareholders at the December 3, 2014 Annual Meeting. On February 2, 2015, the Company filed a Registration Statement on Form S-8 registering the 704,715 shares issuable under the ESPP under the Securities Act of 1933.

Table Of Contents	15

PRO-DEX, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Restricted Stock

The following is a summary of restricted share activity for the six months ended December 31, 2014 and 2013:

	2014		2013
	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at beginning of period	13,333	$1.73	32,500	$1.73
Granted	—	—	—	—
Vested	(6,667)	1.73	(9,166)	1.73
Forfeited	—	1.73	(6,667)	1.73
Outstanding at end of period	6,666	$1.73	16,667	$1.73

As of December 31 2014, there was $6,000 in unrecognized compensation cost related to non-vested outstanding restricted shares. The unrecognized expense is anticipated to be amortized over the next 8.3 months..

NOTE 11. MAJOR CUSTOMERS

Information with respect to one customer (“Customer 1”), who accounted for sales in excess of 10% of our total sales in both the three-month periods and the six-month periods ended December 31, 2014 and 2013, is as follows (in thousands, except percentages):

	Three Months Ended December 31,
	2014		2013
	Amount	Percent of Total	Amount	Percent of Total

Total revenue	$2,792	100%	$2,640	100%

Customer concentration:
Customer 1	$1,691	61%	$1,296	49%

	Six Months Ended December 31,
	2014		2013
	Amount	Percent of Total	Amount	Percent of Total

Total revenue	$5,387	100%	$5,194	100%

Customer concentration:
Customer 1	$3,198	59%	$2,393	46%

Table Of Contents	16

PRO-DEX, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Information with respect to Customer 1, accounts receivable from whom comprised more than 10 percent of our gross accounts receivable at December 31, 2014 and June 30, 2014 is as follows (in thousands, except percentages):

	December 31, 2014		June 30, 2014
Total gross accounts receivable	$1,141	100%	$1,805	100%

Customer concentration:
Customer 1	$587	51%	$962	53%

NOTE 12. COMMITMENTS AND CONTINGENCIES

Legal Matters

In general, we are from time to time a party to various legal proceedings incidental to our business, none of which we currently consider may be material. There can be no certainty, however, that we may not ultimately incur liability or that such liability will not be material and adverse.

NOTE 13. FAIR VALUE MEASUREMENTS

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

Notes Receivable: Notes receivable are classified within Level 3 of the valuation hierarchy for purposes of evaluating potential impairment of these assets. The fair value of the notes receivable is based upon the valuation of a third party appraisal of the building and equipment which is security for the notes less estimates of outstanding property tax liens and other liquidation costs.

Although the methods above may produce a fair value calculation that may not be indicative of the net realizable value or reflective of future fair values, we believe the valuation methods are appropriate.

NOTE 14. SUBSEQUENT EVENTS

As previously announced, effective January 12, 2015 Harold A. Hurwitz resigned from all of his positions at the Company, including as Chief Executive Officer, President, Chief Financial Officer, Director, Treasurer and Secretary. The Company is in the process of negotiating a separation agreement with Mr. Hurwitz concerning the conclusion of Mr. Hurwitz’s services with the Company, the terms of which will be disclosed by the Company if and when entered into with Mr. Hurwitz. On January 12, 2015, the Board appointed Mr. Richard L. Van Kirk to the position of Chief Executive Officer and as a Director to fill the vacancy created by Mr. Hurwitz’s resignation and Ms. Alisha K. Charlton to the position of Chief Financial Officer.

Table Of Contents	17

PRO-DEX, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

On February 1, 2015, the Company completed the acquisition of substantially all the assets of Fineline Molds, a California corporation (“Fineline”), that is engaged in the manufacture of plastic injection molds serving customers in a variety of industries (the “Acquisition”). The Acquisition was made pursuant to an Asset Purchase Agreement, between the Company and Fineline dated December 8, 2014 ( the “Agreement”), as reported in the Company’s Current Report on Form 8-K filed with the SEC on December 11, 2014 and February 4, 2015.

Table Of Contents	18

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited interim condensed consolidated financial statements and the related notes and other financial information appearing elsewhere in this report.

COMPANY OVERVIEW

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of the results of operations and financial condition of Pro-Dex, Inc. (“Company”, “Pro-Dex”, “we”, “our” or “us”) for the three and six-month periods ended December 31, 2014 and 2013. This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and the Notes thereto included elsewhere in this report. This report contains certain forward-looking statements and information. The cautionary statements included herein should be read as being applicable to all related forward-looking statements wherever they may appear. Our actual future results could differ materially from those discussed herein.

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

With operations in California, Michigan and Oregon, we provide products used in medical, research and industrial applications. Experience in surgical devices and multi-axis motion control applications allows us to develop products that require high precision in harsh environments. We also provide engineering consulting and placement services, as well as quality and regulatory consulting services through our Engineering Services Division.

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

Table Of Contents	19

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

Table Of Contents	20

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

Notes Receivable

The notes receivable are accounted for under ASC Section 310-30 “Loans and Debt Securities Acquired with Deteriorated Credit Quality.” The notes are recorded at their purchase price and since the notes remain in default, they are considered impaired and have been placed on nonaccrual status, meaning there is no accrual for interest earnings. No interest has been collected or recognized since the date of purchase. Due to uncertainties relating to future cash flows projected to be received on the notes, no accretable yield has been recorded.

The notes are considered impaired because we do not believe the contractual payments will be collected pursuant to contract terms. Accordingly, the recorded investment is reflected at the lesser of the purchase price or the estimated fair value of the collateral (with appropriate reductions for estimated disposal costs). No impairment loss has been recorded as of December 31, 2014.

Equipment and Leasehold Improvements

We review the recoverability of equipment and leasehold improvements when events or changes in circumstances occur that indicate carrying values may not be recoverable.

Intangibles

Intangibles consist of legal fees incurred in connection with patent applications, capitalized software development costs, covenant not to compete and customer list. The legal fees will be amortized over the life of the applicable patent upon its issuance and the capitalized software development costs will be amortized over the estimated product life of the underlying product currently in development. Both the covenant not to compete and customer list relate to assets acquired in conjunction with the purchase of Huber Precision and will be amortized over five and ten years, respectively.

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

Table Of Contents	21

Income Taxes

We recognize deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of our assets and liabilities along with net operating loss and tax credit carryovers. Deferred tax assets at December 31, 2014 and June 30, 2014 consisted primarily of basis differences related to research and development tax credit utilization, net operating loss carryovers, intangible assets, accrued expenses and inventory.

Significant management judgment is required in determining our provision for income taxes and the recoverability of our deferred tax assets. Such determination is based on our historical taxable income or loss, with consideration given to our estimates of future taxable income or loss and the periods over which deferred tax assets will be recoverable. We record a valuation allowance against deferred tax assets to reduce the net carrying value to an amount that we believe is more likely than not to be realized. When we establish or reduce the valuation allowance against deferred tax assets, the provision for income taxes will increase or decrease, respectively, in the period such determination is made. At December 31, 2014 and June 30, 2014, we maintained a valuation allowance against the entire balance of our deferred tax assets, net of deferred tax liabilities.

Business Combinations

We allocate the fair value of purchase consideration to the tangible assets acquired, liabilities assumed and intangible assets acquired based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets. Significant estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows, useful lives and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. During the measurement period, which is one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings.

Business Strategy and Future Plans

Our business today is almost entirely driven by sales of our medical products and related repair services to our largest customer (accounting for 59% of our fiscal 2015 year-to-date revenue), and we continue to focus a significant percentage of our time and resources on providing outstanding products and service to our valued principal customer.

Simultaneously, we are working to build top-line sales through active proposals of new medical device products with new and existing customers, and anticipate completing two on-going engineering projects during fiscal 2015 which will allow us to realize previously deferred revenue recorded on these projects as well as potential new product sales later in fiscal 2015. Additionally, we are seeking additional revenue streams by offering our engineering, manufacturing and quality systems services to other customers in diverse industries, through our Engineering Services Division (“ESD”). As previously announced, we opened headquarters for ESD in Troy, Michigan and have assembled a talented team of recruiters and sales people both in our Irvine and Troy locations to generate top-line growth.

This fiscal year we acquired two businesses, Huber Precision, which manufactures machined parts for the auto and electronics industries, and Fineline Molds, which manufactures plastic injection molds for companies in a wide variety of industries. We believe these acquisitions will allow us to diversify our product offerings and increase the utilization of our machine and assembly departments.

In addition, during the second quarter of this fiscal year we invested $1.2 million in notes receivable secured by real property and business assets of a company located in Ramsey, Minnesota. The options under consideration relating to this investment include a complete sale or liquidation to satisfy the claims of the notes, a refinancing or restructuring.

In summary, our current objectives are focused primarily on maintaining our relationship with our current largest customer, expanding our business with new product launches and services related to our areas of expertise, and successfully integrating recent acquisitions that will further diversify our product portfolio while increasing our manufacturing efficiency. However, there can be no assurance that we will be successful in any of these objectives.

Description of Business Operations

Revenue

The majority of our revenue is derived from designing, developing and manufacturing surgical devices for the medical device and dental industries and motion control software and hardware for industrial and scientific applications. The proportion of total sales by customer type is as follows (in thousands, except percentages):

Table Of Contents	22

	Three Months Ended December 31,				Six Months Ended December 31,
	2014		2013		2014		2013
		% of Revenue		% of Revenue		% of Revenue		% of Revenue
Revenue:
Medical device	$2,024	72%	$1,690	64%	$3,763	70%	$3,389	65%
Industrial	519	19%	497	19%	1,040	19%	1,017	20%
Dental	214	8%	443	17%	421	8%	767	15%
Government and other	35	1%	10	—	163	3%	21	—
	$2,792	100%	$2,640	100%	$5,387	100%	$5,194	100%

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

Shipments to our largest customer, accounted for in medical device revenue, increased approximately $395,000 and $806,000, respectively, for the three and six months ended December 31, 2014 from their corresponding periods in 2013. Sales to two other large medical device customers decreased by approximately $79,000 and $413,000, respectively, for the three and six months ended December 31, 2014 compared to the three and six months ended December 31, 2013. We expect no future revenue from one of these customers, which provided revenue of $100,000 and $110,000 for the three and six months ended December 31, 2014.

At December, 2014, we had a backlog of approximately $7.6 million. We may experience variability in our new order bookings due to various reasons, including, but not limited to, the timing of major new product launches and customer planned inventory builds. However, we do not typically experience seasonal fluctuations in our shipments and revenues.

Cost of Sales and Gross Margin
(in thousands except percentages)

	Three Months Ended December 31,				Six Months Ended December 31,
	2014		2013		2014		2013
		% of Total		% of Total		% of Total		% of Total
Cost of sales:
Product cost	$1,882	90%	$1,953	93%	$3,565	92%	$3,487	94%
Under-absorption of manufacturing costs	15	1%	107	5%	104	3%	162	5%
Inventory and warranty charges	199	9%	31	2%	194	5%	51	1%
	$2,096	100%	$2,091	100%	$3,863	100%	$3,700	100%

	Three Months Ended December 31,		Six Months Ended December 31,		Year over Year ppt Change
	2014	2013	2014	2013	Three Months	Six Months

Gross margin	25%	21%	28%	29%	4	(1)

Cost of sales for the three months ended December 31, 2014 is comparable to the corresponding period of the prior fiscal year, although there are significant changes in component costs within cost of sales. Under-absorption of manufacturing costs decreased by $92,000 for the three months ended December 31, 2014 compared to the corresponding period of the prior year due primarily to increased manufacturing volume in 2014. Also included in product cost for the quarter ended December 31, 2014 was an accrual of $93,000 for anticipated losses from the

Table Of Contents	23

development services portion of certain contracts, compared to $196,000 recorded in the corresponding quarter of the prior year. Costs relating to inventory and warranty charges increased by $168,000 for the quarter ended December 31, 2014 compared to the second quarter of the prior fiscal year. The warranty accrual estimate increased due to higher volume of sales of specific products as well as an increase in the estimated cost to repair those products in the current fiscal year versus the prior fiscal year.

Gross profit increased by approximately $147,000 or 27 percent for the three months ended December 31, 2014 compared to the corresponding period of the prior fiscal year, primarily as a result of the increase in revenue discussed above. Gross margin as a percentage of sales increased by approximately 4 percentage points compared to the corresponding period of the prior year due primarily to the effects of the under-absorption of manufacturing costs and accruals discussed above, partially offset by increases in warranty costs.

Cost of sales for the six months ended December 31, 2014 increased by $163,000 or 4 percent compared to the corresponding period of the prior fiscal year, primarily due the increase in inventory and warranty charges for the same period, the reasons for which are discussed above. Additionally, product cost for the six months ended December 31, 2014 and 2013 includes an accrual of approximately $141,000 and $231,000, respectively, relating to estimated contract losses for certain engineering development projects that are on-going, for which we have not yet recognized revenue. Finally, cost of sales reflects a $58,000 decrease in under-absorbed manufacturing costs due to increased manufacturing volumes.

Gross profit remained relatively flat for the six months ended December 31, 2014 compared to the corresponding period of the prior year, primarily as a result of the increases in revenue and cost of sales discussed above. Gross margin declined by approximately 1 percentage point, compared to the corresponding period of the prior year, due to the effects of the higher inventory and warranty charges discussed above.

Operating Expenses

Operating Costs and Expenses
(in thousands except % change)

	Three Months Ended December 31,				Six Months Ended December 31,				Year over Year % Change
	2014		2013		2014		2013		Three Months	Nine Months
		% of Revenue		% of Revenue		% of Revenue		% of Revenue
Operating expenses:
Selling expenses	$186	7%	$139	5%	$328	6%	$231	5%	34%	42%
General and administrative expenses	459	16%	422	16%	950	18%	878	17%	9%	8%
Research and development costs	444	16%	364	14%	829	15%	740	14%	22%	12%
	$1,089	39%	$925	35%	$2, 107	39%	$1,849	36%	18%	14%

Selling expenses consist of salaries and other personnel-related expenses for our business development department as well as trade show attendance, advertising and marketing expenses, and travel and related costs incurred in generating and maintaining our customer relationships. Also, beginning in the second quarter of the current fiscal year, we launched our engineering services division (“ESD”) to recruit and place contract personnel in engineering, manufacturing and other technical consulting services. This division includes a team of sales and recruiting staff. Selling expenses for the three and six months ended December 31, 2014 increased $47,000, or 34 percent, and $97,000, or 42 percent, respectively, compared to the corresponding periods of fiscal 2013. Approximately $80,000 of the increase is primarily attributable the launch of ESD for both the three and six months ended December 31, 2014, respectively, compared to the three and six months ended December 31, 2013. Offsetting the increases in selling expenses from ESD during the three month period ended December 31, 2014 compared to the three month period ended December 31, 2013, were declines of $24,000 and $11,000 in payroll and

Table Of Contents	24

related costs, and consulting fees, respectively, associated with our sales and marketing department focused primarily on medical, dental and industrial revenue generating activities.

General and administrative expenses (“G&A”) consists of salaries and other personnel-related expenses of our accounting, finance and human resource personnel, professional fees, directors’ fees, and other costs and expenses attributable to being a public company. G&A increased by $37,000 and $72,000, for the three and six months ended December 31, 2014, respectively, when compared to the corresponding periods of the prior fiscal year. These increases primarily relate to increased legal fees relating to services provided in conjunction with acquisitions and other non-routine transactions.

Research and development costs generally consist of salaries, employer paid benefits, and other personnel related costs of our engineering and support personnel, as well as allocated facility and information technology costs, professional and consulting fees, patent-related fees, lab costs, materials, and travel and related costs incurred in the development and support of our products. Research and development costs for the three and six months ended December 31, 2014 increased by $80,000, or 22 percent, and by $89,000, or 12 percent, respectively, compared to the corresponding period of the prior fiscal year due primarily to the launch of an engineering battery development project to enable us to manufacture batteries for our powered surgical devices in-house as well as additional consulting expenses.

Interest Expense

Interest expense consists primarily of interest expense related to capital lease obligations for leased office equipment, and did not materially differ for the three and six months need December 31, 2014 when compared to corresponding periods in 2013.

Realized Gain on Sale of Investments

During the three and six months ended December 31, 2014, we sold certain of our investments in marketable equity securities of publicly held companies and recorded realized gains of $59,000. We did not sell any investments during the corresponding periods of the prior fiscal year.

Income Tax Benefit

The effective tax rates for the three and six months ended December 31, 2014 and 2013 are lower than statutory tax rates due to our inability to fully recognize the benefits of federal and state loss carryforwards prior to their utilization. (See Note 8 of Notes to Condensed Consolidated Financial Statements contained elsewhere in this report.)

Liquidity and Capital Resources

Cash and cash equivalents at December 31, 2014 decreased $1.2 million to $2.0 million as compared to $3.2 million at June 30, 2014. The following table includes a summary of our condensed consolidated statements of cash flows contained elsewhere in this report.

	As of and For the Six Months Ended December 31,
	2014	2013
	(in thousands)
Cash provided by (used in):
Operating activities	$263	$(640)
Investing activities	$(1,377)	$516
Financing activities	$(101)	$(2)

Cash and Working Capital:
Cash and cash equivalents	$1,973	$1,544
Working Capital	$6,273	$5,558

Table Of Contents	25

Operating Activities

Cash provided by operating activities was $263,000 for the six months ended December 31, 2014 primarily due to collections of accounts receivable in the amount of $673,000, an increase in accounts payable, accrued expenses and deferred rent of $326,000, mostly due to increased accruals for warranty and an increase in payables due to inventory purchases and non-cash depreciation and amortization expense of $259,000. Additionally, we had an increase in deferred revenue of $269,000 for the six months ended December 31, 2014 relating to contractual payments made to us by customers in advance of our ability to recognize such payments as revenue. Uses of cash offsetting the amounts above include our net loss of $362,000, an increase of $342,000 in unbilled receivables related to the development phase of certain contracts that have not yet reached the revenue recognition stage under the completed contract method of accounting, an increase of $275,000 in inventory purchases and an increase of $103,000 in prepaid expenses, mostly related to corporate insurances. Additionally, we recorded non-cash deferred income tax benefits of $77,000 and had a decrease in income taxes payable in the amount of $53,000.

Net cash used in operating activities during the six months ended December 31, 2013 amounted to $640,000. Uses of cash arose from an increase in accounts receivable of $259,000, primarily due to the resumption, in December 2013, of shipments to our largest customer, the payments for which were not received until January 2014 in conformity with our customary credit terms, an increase of $367,000 in unbilled receivables related to the development phase of certain contracts that had not yet reached the billable stage under the completed contract method of accounting, and a decrease in accounts payable, accrued liabilities and deferred rent, aggregating $422,000, due primarily to payments made during the six months ended December 31, 2013 for inventory purchased during the quarter ended June 30, 2013. Sources of cash arose from a reduction in inventories of $282,000, reflecting primarily the resumption of shipments to our largest customer, and a $106,000 increase in deferred revenue related to contractual payments made to us by customers in advance of our ability to recognize such payments as revenue.

Investing Activities

During the six months ended December 31, 2014, we invested $1.2 million in the purchase of notes receivable as further described in Note 6 to the Condensed Consolidated Financial Statements contained elsewhere in this report. We also purchased Huber Precision for $209,000, made capital expenditures primarily for tooling and manufacturing equipment in the amount of $209,000 and received $318,000 in proceeds from the sale of equity securities in conformity with our Surplus Capital Investment Policy described in more detail below. Additionally, we expended $61,000 in capitalized legal fees and software development costs related to internally developed intellectual property.

Net cash provided by investing activities for the six months ended December 31, 2013 was $516,000. This increase was due primarily to proceeds of $900,000 from the sale of land and building we owned in Carson City, Nevada that housed our former Astromec operations, partially offset by additions of $329,000 we made to our investments in marketable equity securities in conformity with our surplus capital investment policy.

Financing Activities

During the six months ended December 31, 2014 we spent $94,000 on the repurchase of company common stock pursuant to the share repurchase program described in more detail below.

Net cash used in financing activities for the six months ended December 31, 2013 was $2,000 and represented payments on equipment capital leases.

We believe that our existing cash and cash equivalent balances and investments in equity securities will be sufficient to fund our operations for the next twelve months.

Table Of Contents	26

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

The composition of the Investment Committee is Messrs. Swenson (Chair), Cabillot and Van Kirk

In June 2013, the Investment Committee approved investments aggregating $500,000, and approved an additional $500,000 in July 2013. At December 31, 2014, $609,000 had been invested in marketable public equity securities, having a market value at December 31, 2014 of $1.0 million. In addition, at December 31, 2014, $889,000 had been invested in money market funds.

In September 2013, our Board approved a share repurchase program authorizing the Company to repurchase up to 750,000 shares of our common stock. In accordance with, and as part of, this share repurchase program, our Board approved, on September 23, 2014, the adoption of a prearranged share repurchase plan intended to qualify for the safe harbor under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (“10b5-1 Plan”). The 10b5-1 Plan became effective on September 24, 2014 and terminates on March 23, 2015, unless terminated sooner in accordance with its terms. Through December 31, 2014, we repurchased 41,538 shares at an aggregate cost of $94,000, inclusive of fees, under the terms of the 10b5-1 Plan. Repurchases under the 10b5-1 Plan are administered through an independent broker.

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

Table Of Contents	27

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

In the event that the exercise by a shareholder of the Subscription Privilege or the purchase of our common stock under the Standby Purchase Agreement could, in our sole discretion, have potentially resulted in a limitation of our ability to utilize our tax attributes, such as the annual utilization of net operating loss or tax credit carry forwards (see Note 8 of Notes to Condensed Consolidated Financial Statements contained elsewhere in this report), we had the ability to reduce the exercise by such shareholder of the Subscription Privilege or the amount purchased under the Standby Purchase Agreement to such number of shares of our Common Stock as we determined advisable in order to preserve our ability to utilize such tax attributes. On the basis of the Company’s analysis of tax attributes, the Company did not reduce the subscriptions of any shareholder in the rights offering, but did reduce to zero the number of shares the Standby Purchasers could have otherwise purchased pursuant to the Standby Purchase Agreement. As a result, no shares were issued to AO Partners, LLC or Farnam Street Capital, Inc. pursuant to the Standby Purchase Agreement.

The proceeds from the rights offering have been used to invest in the notes receivable more fully described in Note 6 to the Condensed Consolidated Financial Statements contained elsewhere in this report. Additionally as described in Note 2 to the Condensed Consolidated Financial Statements contained elsewhere in this report, we acquired Huber for an aggregate purchase price of approximately $209,000.

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

In accordance with SEC rules, an evaluation was performed under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer of the effectiveness, as of December 31, 2014, of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). “Internal control over financial reporting” includes those policies and procedures that:

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

Table Of Contents	28

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer’s assets that could have a material effect on the financial statements.

Based on that evaluation as of December 31, 2014, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective.

 Internal Control over Financial Reporting

During the three months ended December 31, 2014, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Our business, future financial condition and results of operations are subject to a number of factors, risks and uncertainties, which are disclosed in Item 1A, entitled “Risk Factors” in Part I of our Annual Report on Form 10-K for our fiscal year ended June 30, 2014 as well as any amendments thereto or additions and changes thereto contained in this quarterly report on Form 10-Q for the quarter ended December 31, 2014. Additional information regarding some of those risks and uncertainties is contained in the notes to the condensed consolidated financial statements included elsewhere in this report and in Item 2, entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I of this report. The risks and uncertainties disclosed in our Form 10-K, our quarterly reports on Form 10-Q and other reports filed with the are not necessarily all of the risks and uncertainties that may affect our business, financial condition and results of operations in the future.

There have been no material changes to the risk factors as disclosed in our annual report on Form 10-K for the fiscal year ended June 30, 2014, except as provided in any amendments thereto and those set forth below.

We have invested $1.2 million in promissory notes secured by real property and business assets of a company located in Ramsey, Minnesota. These promissory notes are subject to complex accounting requirements and represent investments unrelated to our core business operations, which could adversely affect our business, financial condition and results of operations.

Table Of Contents	29

We have acquired $1.2 million in promissory notes during the second quarter of fiscal 2015 which are subject to complex impairment loss analysis. Any such impairment loss could adversely impact our financial condition and results of operations. In addition, any loss or damage to the collateral securing the promissory notes could materially adversely affect the value of the notes and our ability to realize value from the collateral.

We may not be able to successfully integrate our recent business acquisitions, which could adversely affect our business, financial condition, and results of operations.

We have acquired, and may acquire in the future, businesses, products, and technologies that complement or expand our current operations. Acquisitions could require significant capital investments and require us to integrate with companies that have different cultures, management teams, and business infrastructure. Depending on the size and complexity of an acquisition, our successful integration of the acquisition could depend on several factors, including:

•	Difficulties in assimilating and integrating the operations, products, and workforce of an acquired business;
•	The retention of key employees;
•	Management of facilities and employees in separate geographic areas;
•	The integration or coordination of different research and development and product manufacturing facilities;
•	Successfully converting information and accounting systems, and
•	Diversion of resources and management attention from our other operations.

If market conditions or other factors require us to change our strategic direction, we may fail to realize the expected value from one or more of our acquisitions. Our failure to successfully integrate our acquisitions or realize the expected value from past or future acquisitions could harm our business, financial condition, and results of operations.

Recent changes in our management may lead to changes in our internal control over financial reporting.

 In January 2015, our President, Chief Executive Officer and Chief Financial Officer resigned. Our board of directors appointed Richard Van Kirk to serve President and Chief Executive Officer and Alisha Charlton to serve as Chief Financial Officer. The Company is currently evaluating the impact, if any, of these changes in senior management will have on the Company’s internal control over financial reporting.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchases by the Company of its common stock during the quarter ended December 31, 2014 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2014 to October 31, 2014	33,688	2.22	—	708,647
November 1, 2014 to November 30, 2014	185	2.19	—	708,462
December 1, 2014 to December 31, 2014	—	—	—	708,462

All repurchases were made pursuant to the Company’s previously announced repurchase program. For information concerning the Company’s repurchase program, please see the discussion under the caption “Share Repurchase Program” in Note 9 to the condensed consolidated financial statements included elsewhere in this report.

Table Of Contents	30

ITEM 6.	EXHIBITS

Exhibit	Description

10.1	Asset Purchase Agreement dated December 8, 2014 by and between Pro-Dex, Inc., Fineline Molds and the shareholders of Fineline Molds (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Registrant on December 11, 2014)

10.2	Loan Purchase and Sale Agreement, dated November 21, 2014, among the Bank, Pro-Dex Sunfish

Lake, LLC, Heron Enterprises, LLC and Scott Robertson (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Registrant on November 28, 2014)

10.3	Promissory Notes, as of various dates, issued by Riverside Manufacturing, Inc. in favor of the Bank (incorporated by reference to Exhibit 10.2 to the Form 8-K filed by the Registrant on November 28, 2014)

10.4	Promissory Notes, as of various dates, issued by Sheldon A. Mayer, LLC in favor of the Bank (incorporated by reference to Exhibit 10.3 to the Form 8-K filed by the Registrant on November 28, 2014)

10.5	Debt Purchase Agreement, dated November 21, 2014, Pro-Dex Sunfish Lake, LLC, Heron

Enterprises, LLC, and Scott C. Robertson (incorporated by reference to Exhibit 10.4 to the Form 8-K filed by the Registrant on November 28, 2014)

10.6	Promissory Note, dated September 20, 2013, issued by Riverside Manufacturing, Inc. in favor of

Heron Enterprises, LLC (incorporated by reference to Exhibit 10.5 to the Form 8-K filed by the Registrant on November 28, 2014)

10.7	Combination Amended and Restated Convertible Promissory Note, dated August 15, 2012, issued by Riverside Manufacturing, Inc. in favor of Heron Enterprises, LLC (incorporated by reference to Exhibit 10.6 to the Form 8-K filed by the Registrant on November 28, 2014)

10.8	Employment Agreement, dated November 21, 2014, between Pro-Dex Riverside, LLC and Scott C. Robertson (incorporated by reference to Exhibit 10.7 to the Form 8-K filed by the Registrant on November 28, 2014)

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition

Table Of Contents	31

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*
The XBRL–related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

Table Of Contents	32

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRO-DEX, INC.

Date: February 10, 2015	/s/ Richard L. Van Kirk
Richard L. Van Kirk
Chief Executive Officer
(Principal Executive Officer)

Date: February 10, 2015	/s/ Alisha K. Charlton
Alisha K. Charlton
Chief Financial Officer
(Principal Financial and Accounting Officer)

Table Of Contents	33

EXHIBIT INDEX

Exhibit	Description

10.1	Asset Purchase Agreement dated December 8, 2014 by and between Pro-Dex, Inc., Fineline Molds and the shareholders of Fineline Molds (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Registrant on December 11, 2014)

10.2	Loan Purchase and Sale Agreement, dated November 21, 2014, among the Bank, Pro-Dex Sunfish Lake, LLC, Heron Enterprises, LLC and Scott Robertson (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Registrant on November 28, 2014)

10.3	Promissory Notes, as of various dates, issued by Riverside Manufacturing, Inc. in favor of the Bank (incorporated by reference to Exhibit 10.2 to the Form 8-K filed by the Registrant on November 28, 2014)

10.4	Promissory Notes, as of various dates, issued by Sheldon A. Mayer, LLC in favor of the Bank (incorporated by reference to Exhibit 10.3 to the Form 8-K filed by the Registrant on November 28, 2014)

10.5	Debt Purchase Agreement, dated November 21, 2014, Pro-Dex Sunfish Lake, LLC, Heron Enterprises, LLC, and Scott C. Robertson (incorporated by reference to Exhibit 10.4 to the Form 8-K filed by the Registrant on November 28, 2014)

10.6	Promissory Note, dated September 20, 2013, issued by Riverside Manufacturing, Inc. in favor of Heron Enterprises, LLC (incorporated by reference to Exhibit 10.5 to the Form 8-K filed by the Registrant on November 28, 2014)

10.7	Combination Amended and Restated Convertible Promissory Note, dated August 15, 2012, issued by Riverside Manufacturing, Inc. in favor of Heron Enterprises, LLC (incorporated by reference to Exhibit 10.6 to the Form 8-K filed by the Registrant on November 28, 2014)

10.8	Employment Agreement, dated November 21, 2014, between Pro-Dex Riverside, LLC and Scott C. Robertson (incorporated by reference to Exhibit 10.7 to the Form 8-K filed by the Registrant on November 28, 2014)

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition

Table Of Contents	34

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*
The XBRL–related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

Table Of Contents	35