Form 10-Q
period 2015-03-31
PRO DEX INC
filed 2015-05-14
CIK 788920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________________

FORM 10-Q

___________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

MARCH 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number 0-14942

___________________

PRO-DEX, INC.

(Exact name of registrant as specified in its charter)

___________________

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

Yes	Ö	No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes	Ö	No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company	Ö

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	Ö

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock outstanding as of the latest practicable date: 4,139,579 shares of Common Stock, no par value, as of May 5, 2015.

PRO-DEX, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2015

PART I — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PRO-DEX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share amounts)

	March 31, 2015	June 30, 2014
ASSETS
Current Assets:
Cash and cash equivalents	$1,475	$3,188
Accounts receivable, net of allowance for doubtful accounts of $30 and $29, respectively	2,099	1,776
Unbilled receivables	1,398	1,073
Other current receivables	20	31
Inventory	3,444	2,600
Prepaid expenses	184	110
Notes receivable	1,236	—
Deferred income taxes	139	115
Total current assets	9,995	8,893
Investments	—	1,058
Equipment and leasehold improvements, net	1,604	1,575
Goodwill	353	—
Intangibles	577	105
Other assets	86	77
Total assets	$12,615	$11,708

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,534	$744
Accrued expenses	1,686	1,090
Deferred revenue	530	232
Income taxes payable	—	53
Note payable	24	—
Capital lease obligations	9	8
Total current liabilities	3,783	2,127
Deferred income taxes	144	115
Deferred rent	210	243
Note payable, net of current portion	76	—
Capital lease obligations, net of current portion	—	7
Total non-current liabilities	430	365
Total liabilities	4,213	2,492
Shareholders’ equity:
Common shares; no par value; 50,000,000 shares authorized; 4,139,579 and 4,211,019 shares issued and outstanding at March 31, 2015 and June 30, 2014, respectively	18,408	18,582
Accumulated other comprehensive income	—	202
Accumulated deficit	(10,006)	(9,568)
Total shareholders’ equity	8,402	9,216
Total liabilities and shareholders’ equity	$12,615	$11,708

The accompanying notes are an integral part of these condensed consolidated financial statements.

PRO-DEX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014

Net sales	$3,922	$2,404	$9,310	$7,599
Cost of sales	2,877	1,864	6,741	5,564
Gross profit	1,045	540	2,569	2,035

Operating expenses:
Selling expenses	363	177	691	408
General and administrative expenses	592	420	1,542	1,304
Research and development costs	480	381	1,309	1,121
Total operating expenses	1,435	978	3,542	2,833

Operating loss	(390)	(438)	(973)	(798)
Interest expense	(1)	(2)	(4)	(7)
Interest income	1	1	6	11
Gain from disposal of equipment	1	—	1	—
Realized gain on sale of investments	395	27	455	27

Income (loss) from continuing operations before income taxes	6	(412)	(515)	(767)
Income tax (expense) benefit	(98)	54	40	88

Loss from continuing operations	(92)	(358)	(475)	(679)
Income (loss) from discontinued operations, net of income taxes	16	(27)	37	167
Net loss	$(76)	$(385)	$(438)	$(512)
Other comprehensive income, net of tax:
Unrealized gain from marketable equity investments	—	20	—	225
Less: Reclassification of realized gains included in net loss	—	(27)	—	(27)
Comprehensive loss	$(76)	$(392)	$(438)	$(314)

Basic and diluted net loss per share:
Loss from continuing operations	$(0.02)	$(0.11)	$(0.11)	$(0.20)
Income (loss) from discontinued operations	—	(0.01)	0.01	0.05
Net loss	$(0.02)	$(0.12)	$(0.10)	$(0.15)

Weighted average common shares outstanding:
Basic	4,158	3,342	4,179	3,344
Diluted	4,158	3,342	4,179	3,344
Common shares outstanding	4,140	3,344	4,140	3,344

The accompanying notes are an integral part of these condensed consolidated financial statements.

PRO-DEX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(438)	$(512)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	398	398
Gain on sale of investments	(455)	(27)
Gain on sale of real estate held for sale	—	(167)
Loss (gain) on retirement of equipment	(1)	6
Share-based compensation	14	42
Deferred income tax benefit	5	—
Allowance for doubtful accounts receivable	1	18
Changes in operating assets and liabilities:
Accounts receivable and other current receivables	(313)	189
Unbilled receivables	(324)	(754)
Inventory	(839)	650
Prepaid expenses and other assets	(83)	(46)
Accounts payable, accrued expenses and deferred rent	1,352	(272)
Deferred revenue	298	136
Income taxes payable	(53)	(4)
Net cash used in operating activities	(438)	(343)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	(12)	(327)
Purchases of equipment and leasehold improvements	(242)	(25)
Business acquisitions	(865)	—
Purchase of notes receivable	(1,236)	—
Proceeds from sale of real estate held for sale	—	900
Proceeds from sale of equipment	1	4
Proceeds from sale of investments	1,324	88
Increase in intangibles	(50)	(53)
Net cash provided by (used in) investing activities	(1,080)	587

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of common stock	(154)	—
Proceeds from exercise of stock options	—	6
Repurchase of stock options	(32)	—
Payments made for common stock rights offering	(3)	—
Principal payments on capital lease	(6)	(4)
Net cash provided by (used in) financing activities	(195)	2

Net increase (decrease) in cash and cash equivalents	(1,713)	246
Cash and cash equivalents, beginning of period	3,188	1,680
Cash and cash equivalents, end of period	$1,475	$1,926

The accompanying notes are an integral part of these condensed consolidated financial statements.

PRO-DEX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

(Unaudited)

(In thousands)

	Nine Months Ended March 31,
	2015	2014
Supplemental disclosures of cash flow information:

Noncash investing and financing activities:
Promissory note issued in conjunction with a business acquisition	$100	$—

Cash paid during the period for:
Interest	$4	$7
Income taxes, net of refunds	$9	$7

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

Recent Accounting Standards

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, "Revenue from Contracts with Customers," which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. ASU 2014-09 requires an entity to recognize revenue depicting the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires enhanced revenue related disclosures. ASU 2014-09 is effective for fiscal years, and interim reporting periods within those years, beginning after December 15, 2016. In April 2015, the FASB voted for a one-year deferral of the effective date of ASU 2014-09. If approved, the new guidance will be effective for annual and interim periods beginning on or after December 15, 2017. The Company has not yet determined the impact of ASU 2014-09 on its consolidated results of operations, financial condition, or cash flows.

In April 2015, the FASB issued ASU 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” to simplify the presentation of debt issuance costs. The amendments in this accounting standard update require debt issuance costs be presented on the balance sheet as a direct reduction from the carrying amount of the related debt liability. The amendments in this accounting standard update are to be applied retrospectively and are effective for interim and annual reporting periods beginning after December 15, 2015. We do not expect the adoption of this accounting standard update to have a material impact on our balance sheet.

Reclassifications

Certain prior period balances have been reclassified to conform to the current period presentation. The reclassifications have no effect on previously reported results of operations or accumulated deficit.

NOTE 2. BUSINESS ACQUISITIONS

During the nine months ended March 31, 2015, we completed two acquisitions. On December 1, 2014, we completed the acquisition of Huber Precision (“Huber”), a manufacturer of machined parts, primarily for the oil and electronics industry. The aggregate purchase price paid was $209,000. On February 1, 2015, we completed the acquisition of Fineline Molds (“Fineline”), a manufacturer of plastic injection molds for a variety of industries. The aggregate purchase price was $757,000, of which $657,000 was paid in cash at closing and $100,000 of which is to be paid by the Company under the terms of a four-year promissory note issued to Fineline at closing, which bears interest at 4% per annum and requires sixteen equal quarterly payments of principal and accrued interest in the amount on $6,794.46 each. The note is secured by all of the assets acquired by us from Fineline.

PRO-DEX, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following summarizes the consideration paid and the estimated fair values of the assets acquired for each acquisition as of the respective acquisition date (in thousands):

	Huber Purchase Price Allocation	Fineline Purchase Price Allocation
Consideration:
Cash	$209	$657
Promissory note payable to seller	—	100
Total consideration	$209	$757

Fair value of assets acquired:
Inventory	$5	$—
Fixed Assets	37	149
Covenant not to compete	30	22
Trade name	—	54
Customer list and backlog	137	179
Net assets acquired	$209	$404
Goodwill	$—	$353

The acquisitions were completed to support expansion of the business and broaden the Company’s customer base. We have accounted for these acquisitions as business combinations using the acquisition method of accounting. This method requires, among other things, that assets acquired and liabilities assumed in a business combination be recognized at their fair values as of the acquisition date.  There were no liabilities assumed as part of either the Huber or Fineline acquisitions.  Pro forma historical results of operations related to both acquisitions during the period prior to the acquisition date have not been presented because they are not material to our condensed consolidated statements of operations and comprehensive income (loss).  The results of operations related to the businesses acquired have been included in the Company’s consolidated statements of operations since the date of acquisition, respectively. The fair value determination of assets and liabilities recorded are those of management.

NOTE 3. COMPOSITION OF CERTAIN FINANCIAL STATEMENT ITEMS

Inventory

Inventory is stated at the lower of cost (first-in, first-out) or market and consists of the following (in thousands):

	March 31, 2015	June 30, 2014
Raw materials /purchased components	$1,539	$878
Work in process	934	525
Sub-assemblies /finished components	880	823
Finished goods	91	374
Total inventory	$3,444	$2,600

PRO-DEX, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Investments

During the quarter ended March 31, 2015, we liquidated our investment portfolio to fund our working capital requirements, especially our inventory requirements, as we prepare to launch production of two new products. During the three and nine months ended March 31, 2015, we sold certain of our investments in marketable equity securities of publicly held companies and recorded realized gains of $395,000 and $455,000, respectively.

Our investments at June 30, 2014 amounted to $1,058,000 which represented an aggregate cost basis of $857,000, gross unrealized gains aggregating $209,000 and unrealized losses of $7,000.

Intangibles

Intangibles consist of the following (in thousands):

	March 31, 2015	June 30, 2014
Capitalized software development costs	$73	$37
Covenant not to compete	49	—
Trade name	54	—
Customer list and backlog	306	—
Patent-related costs	95	68
Total intangibles	$577	$105

Capitalized software development costs relate to internally developed software, which will be amortized over the estimated product life of the underlying product currently in development. Both the covenant not to compete and the customer list and backlog relate to assets acquired in conjunction with the business acquisitions more fully described in Note 2 above and will be amortized over various periods not to exceed ten years. The trade name relates exclusively to Fineline Molds and has an indefinite life, subject to impairment loss consideration if certain conditions exist. Patent-related costs consist of legal fees incurred in connection with patent applications, and will be amortized over the life of the applicable patent upon its issuance, or expensed immediately in the event the patent office denies the issuance of the patent.

NOTE 4. WARRANTY

The warranty accrual is based on historical costs of warranty repairs and expected future identifiable warranty expenses, and is included in accrued expenses in the accompanying consolidated balance sheets. As of March 31, 2015 and June 30, 2014, the warranty reserve amounted to $393,000 and $237,000, respectively. Warranty expenses are included in cost of sales in the accompanying consolidated statements of operations. Changes in estimates to previously established warranty accruals result from current period updates to assumptions regarding repair costs and warranty return rates, and are included in current period warranty expense. Warranty expense relating to new product sales and changes to estimates for the three months ended March 31, 2015 and 2014 was $103,000 and $53,000, respectively, and for the nine months ended March 31, 2015 and 2014 was $253,000 and $81,000, respectively.

PRO-DEX, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Information regarding the accrual for warranty costs for the three and nine months ended March 31, 2015 and 2014 are as follows (in thousands):

	As of and for the Three Months Ended March 31,
	2015	2014
Beginning balance	$332	$200
Accruals during the period	114	70
Changes in estimates of prior period warranty accruals	(11)	(17)
Warranty amortization	(42)	(29)
Ending balance	$393	$224

	As of and for the Nine Months Ended March 31,
	2015	2014
Beginning balance	$237	$321
Accruals during the period	263	167
Changes in estimates of prior period warranty accruals	(10)	(86)
Warranty amortization	(97)	(178)
Ending balance	$393	$224

NOTE 5. NET INCOME (LOSS) PER SHARE

The Company calculates basic net earnings (loss) per share by dividing net income (loss) by the weighted-average number of common shares outstanding during the reporting period. Diluted earnings (loss) per share reflects the effects of potentially dilutive securities, which consist entirely of outstanding stock options.

Potential common shares of 22,195 and 38,771, respectively, have been excluded from diluted weighted average common shares for the three months ended March 31, 2015 and 2014, as the effect would have been anti-dilutive. Similarly, potential common shares of 22,789 and 25,648, respectively, have been excluded from diluted weighted average common shares for the nine months ended March 31, 2015 and 2014, as the effect would have been anti-dilutive.

PRO-DEX, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table presents reconciliations of the numerators and denominators of the basic and diluted earnings (loss) per share computations for net income (loss). In the tables below, income (loss) amounts represent the numerator, and share amounts represent the denominator (in thousands, except per share amounts):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014
Basic & Diluted:
Loss from continuing operations	$(92)	$(358)	$(475)	$(679)
Weighted average shares outstanding	4,158	3,342	4,179	3,344
Basic and diluted loss per share from continuing operations	$(0.02)	$(0.11)	$(0.11)	$(0.20)

Income (loss) from discontinued operations	$16	$(27)	$37	$167
Weighted average shares outstanding	4,158	3,342	4,179	3,344
Basic and diluted earnings (loss) per share from discontinued operations	$0.00	$(0.01)	$0.01	$0.05

Net loss	$(76)	$(385)	$(438)	$(512)
Weighted average shares outstanding	4,158	3,342	4,179	3,344
Basic and diluted loss per share	$(0.02)	$(0.12)	$(0.10)	$(0.15)

NOTE 6. NOTES RECEIVABLE & VARIABLE INTEREST ENTITY CONSIDERATIONS

In November 2014, the Company purchased two promissory notes through a Loan Purchase and Sale Agreement in the amount of $1.2 million. The promissory notes are cross-collateralized and secured by (collectively, the “Collateral”), among other things, real property consisting of 2.3 acres of land and an approximate 30,000 square foot industrial building and a security interest in substantially all of the assets of Riverside Manufacturing, Inc. (“Riverside”) (consisting primarily of machine shop equipment and accounts receivable).

The notes are recorded at their purchase price and since the notes remain in default, they have been placed on nonaccrual status, and therefore, the Company has not collected or recognized any interest income since the date of purchase. Additionally, due to uncertainties relating to future cash flows projected to be received on the notes, no accretable yield has been recorded.

During the three months ended March 31, 2015, we entered into forbearance agreements with Riverside whereby we have agreed to forbear from enforcing our rights under the promissory notes until July 31, 2015. Additionally, we entered into a revolving loan agreement, whereby we have agreed to advance Riverside from time-to-time up to an aggregate amount of $200,000 at any time prior to July 31, 2015. Through March 31, 2015, we have advanced $96,270 to Riverside and Riverside has repaid $65,686.

As of March 31, 2015, the Company has evaluated whether or not the investments in Riverside create a variable interest entity (“VIE”) requiring consolidation. VIEs are legal entities in which the equity investors do not have sufficient equity at risk for the entity to independently finance its activities or the collective holders do not have the power through voting or similar rights to direct the activities of the entity that most significantly impact its

PRO-DEX, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

economic performance, the obligation to absorb the expected losses of the entity, or the right to receive expected residual returns of the entity. Consolidation of a VIE is considered appropriate if a reporting entity is the primary beneficiary, the party that has both significant influence and control over the VIE. Management performed a qualitative analysis to determine if the Company is the primary beneficiary of Riverside. The Company performed a VIE analysis including a review of Riverside’s capital structure, contractual terms, and primary activities, including the Company’s ability to direct the activities of Riverside and its obligations to absorb losses, or the right to receive benefits, significant to Riverside. The Company has determined that Riverside’s debt represented by the two promissory notes and the revolving loan constitute the majority of its financial support and continuing support for its ongoing operations, and that the equity investment at risk in Riverside was insufficient to permit financing of activities without additional financial support from the Company. Accordingly, it was determined that the Company has a variable interest in Riverside and Riverside is a variable interest entity of the Company. Based on the Company’s analysis as of March 31, 2015, however, it was determined that the Company is not the primary beneficiary of Riverside because the sole shareholder of Riverside has retained the day to day management and control over all key economic decisions of the Riverside business and the Company has no authority as the primary creditor of Riverside to affect any of these management decisions nor does the Company have any obligation to absorb Riverside’s losses or the right to receive any benefits from Riverside.

Our total investment in Riverside as of March 31, 2015 is represented by the $1,236,000 notes receivable on our condensed consolidated balance sheet.  Our maximum investment at risk, should Riverside remain in default on the notes and borrow fully on the revolving loan agreement, coupled with our inability to foreclose on the Collateral, would be $1,405,000.  During the three and nine months ended March 31, 2015 we have provided no support, financial or otherwise, to Riverside other than as contractually required by the revolving loan agreement.  The payments we have advanced to Riverside under the revolving loan agreement have generally been made to fund Riverside’s ongoing working capital needs. Riverside is a contract manufacturer providing services to the aerospace, commercial airline, transportation and defense-related sectors and its unaudited revenues for its fiscal year ended December 31, 2014 totaled $1.9 million. The Company acquired the notes to achieve a return on capital upon liquidation or operation of the Riverside assets.  The Company entered into the forbearance agreements with Riverside to allow further time for Riverside to improve its financial performance and for the Company to evaluate those results prior to liquidating the investment.

NOTE 7. DISCONTINUED OPERATIONS AND REAL ESTATE HELD FOR SALE

In February 2012, we completed the sale of our fractional horsepower motor product line, operating under the name Pro-Dex Astromec (“Astromec”), located in Carson City, Nevada, pursuant to an Asset Purchase Agreement (the “APA”).

Under the terms of the APA, we received earnout payments based on revenues generated from the sale of certain products as defined in the APA. Such earnout payments, if and when earned, were paid to us within 30 days following the end of each of our fiscal quarters during the three years subsequent to the February 2012 closing date, and amount to 6%, 4% and 2% of the eligible sales in the first, second and third such years, respectively. The earnout payments were recognized in the quarter in which we became entitled to receive them. We recognized income from earnout payments of $11,000 and $33,000 for the three months ended March 31, 2015 and 2014, respectively, and $53,000 and $103,000 for the nine months ended March 31, 2015 and 2014, respectively. We have recognized an aggregate of $404,000 in income from such earnout payments since the February 2012 closing date.

In addition, as a result of the sale of the Astromec product line, we listed for sale the land and building constituting the facility in Carson City, Nevada, which was presented as real estate held for sale in the June 30, 2013 consolidated balance sheet with an aggregate carrying amount of $733,000. On July 5, 2013, we completed the sale of the Carson City facility. The sales price of the property was $980,000, of which we received net proceeds of $900,000, after deductions for expenses related to the sale, primarily consisting of broker commissions and fees, aggregating approximately $80,000, resulting in a gain of $167,000.

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

	Three Months Ended March 31,
	2015	2014
Revenues	$11	$33
Income before provision for income tax benefit of $14,000 and expense of $55,000, respectively	$2	$28

	Nine Months Ended March 31,
	2015	2014
Revenues	$53	$103
Income before provision for income taxes of $0 and $91,000, respectively	$37	$258

We do not expect to receive any future revenue or incur any future expenses related to the sale of Astromec.

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

Significant management judgment is required in determining our provision for income taxes and the recoverability of our deferred tax assets. Such determination is based primarily on our historical taxable income or loss, with some consideration given to our estimates of future taxable income or loss by jurisdictions in which we operate and the period over which our deferred tax assets would be recoverable. Due to cumulative taxable losses during the past three years, we maintained a valuation allowance of $3.9 million against our deferred tax assets as of March 31, 2015.

As of March 31, 2015, we have accrued $398,000 of unrecognized tax benefits related to federal and state income tax matters. None of this balance is expected to reduce the Company’s income tax expense if recognized.

PRO-DEX, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at July 1, 2014	$363
Additions based on tax positions related to the current year	22
Additions for tax positions of prior years	13
Balance at March 31, 2015	$398

We recognize accrued interest and penalties related to unrecognized tax benefits when applicable. As of March 31, 2015, no interest or penalties applicable to our unrecognized tax benefits have been accrued since we have sufficient tax attributes available to fully offset any potential assessment of additional tax.

Pro-Dex and its subsidiaries are subject to U.S. federal income tax, as well as income tax of multiple state tax jurisdictions. We are currently open to audit under the statute of limitations by the Internal Revenue Service for the years ended June 30, 2012 and later. Our state income tax returns are open to audit under the statute of limitations for the years ended June 30, 2011 and later. We do not anticipate a significant change to the total amount of unrecognized tax benefits within the next 12 months.

NOTE 9. COMMON STOCK

Share Repurchase Program

In September 2013, our Board approved a share repurchase program authorizing the Company to repurchase up to 750,000 shares of our common stock. In accordance with, and as part of, this share repurchase program, our Board approved, on September 23, 2014, the adoption of a prearranged share repurchase plan intended to qualify for the safe harbor under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (“10b5-1 Plan”). The 10b5-1 Plan became effective on September 24, 2014 and terminated on March 23, 2015. Through March 23, 2015, we repurchased 69,773 shares at an aggregate cost of $154,000, inclusive of fees, under the terms of the 10b5-1 Plan. Repurchases under the 10b5-1 Plan were administered through an independent broker.

NOTE 10. SHARE-BASED COMPENSATION

As discussed further below, until June 2014 we had two equity compensation plans, the Second Amended and Restated 2004 Stock Option Plan (the “Employee Stock Option Plan”) and the Amended and Restated 2004 Directors’ Stock Option Plan (the “Directors’ Stock Option Plan”) (collectively, the “Stock Option Plans”), pursuant to which (i) options to purchase shares of common stock, or (ii) restricted shares of common stock, could be granted up to an aggregate amount of 1,333,333 common shares, with 1,066,667 and 266,666 shares distributed between the Employee Stock Option Plan and the Directors’ Stock Option Plan, respectively. The Stock Option Plans were substantially similar, providing for a strike price equal to the closing price for a share of our common stock as of the last business day immediately prior to the grant date, vesting periods as determined by the Board for the Employee Stock Option Plan and six months for the Directors’ Stock Option Plan, and terms of up to ten years, subject to forfeit 30 days after the holder ceases to be an employee or 90 days after the holder ceases to be a director, as the case may be. Share-based compensation expense under the Stock Option Plans for the three months ended March 31, 2015 and 2014 was $3,000 and $10,000, respectively, and for the nine months ended March 31, 2015 and 2014 was $14,000 and $42,000, respectively.

PRO-DEX, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Stock Options

As of March 31, 2015, there was an aggregate of $2,000 of unrecognized compensation cost under the Stock Option Plans related to 5,000 non-vested outstanding stock options with a per share weighted average value of $1.73. The unrecognized expense is anticipated to be recognized on a straight-line basis over a weighted average period of 5.3 months. Following is a summary of stock option activity for the nine months ended March 31, 2015 and 2014:

	2015		2014
	Number of Shares	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Exercise Price
Outstanding at July 1,	165,002	$2.40	292,504	$2.35
Options granted	—	—	—	—
Options exercised	(48,333)	1.87	(4,695)	1.96
Options forfeited	(10,001)	4.94	(118,640)	2.09
Outstanding at end of period	106,668	$2.41	169,169	$2.43
Stock Options Exercisable at March 31,	101,668	$2.44	142,502	$2.55

No options were granted during the three or nine months ended March 31, 2015 and 2014.

Following is a summary of information regarding options outstanding and options exercisable at March 31, 2015:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Avg. Remaining Contractual Life	Weighted- Avg. Exercise Price	Aggregate. Intrinsic Value	Number Outstanding	Weighted- Avg. Remaining Contractual Life	Weighted- Avg. Exercise Price	Average Intrinsic Value
$0 to 2.50	95,000	6.64	$1.88	$17,100	90,000	6.59	$1.89	$15,300
2.5 to 5.00	3,334	2.13	4.38	—	3,334	2.13	4.38	—
7.51 to 10.00	8,334	0.77	7.65	—	8,334	0.77	7.65	—
Total	106,668	6.04 years	$2.41	$17,100	101,668	5.97	$2.44	$15,300

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

In September 2014, our Board approved the inclusion in our proxy statement for approval by our shareholders at the 2014 Annual Meeting of Shareholders its recommendation to terminate the Directors’ Stock Option Plan, which proposal was approved by our shareholders at the December 3, 2014 Annual Meeting. At September 30, 2014, 173,334 shares were reserved for issuance under the Directors’ Stock Option Plan, all of which will be available for issuance under the provisions of the Employee Stock Purchase Plan described below.

PRO-DEX, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Employee Stock Purchase Plan

Also in September 2014, our Board approved the establishment of an Employee Stock Purchase Plan (the “ESPP”). The ESPP conforms to the provisions of Section 423 of the Internal Revenue Code, has coterminous offering and purchase periods of six months, and bases the pricing to purchase shares of our common stock on a formula so as to result in a per share purchase price that approximates a 15% discount from the market price of a share of our common stock at the end of the purchase period. The Board of Directors also approved the provision that shares formerly reserved for issuance under the Employee Stock Option Plan and the Directors’ Stock Option Plan in excess of shares issuable pursuant to outstanding options, aggregating 704,715 shares, be reserved for issuance pursuant to the ESPP. The ESPP was approved by our shareholders at the December 3, 2014 Annual Meeting. On February 2, 2015, the Company filed a Registration Statement on Form S-8 registering the 704,715 shares issuable under the ESPP under the Securities Act of 1933.

Restricted Stock

The following is a summary of restricted share activity for the nine months ended March 31, 2015 and 2014:

	2015		2014
	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at beginning of period	13,333	$1.73	32,500	$1.73
Granted	—	—	—	—
Vested	(6,667)	1.73	(9,166)	1.73
Forfeited	(1,666)	1.73	(8,334)	1.73
Outstanding at end of period	5,000	$1.73	15,000	$1.73

As of March 31, 2015, there was $3,000 in unrecognized compensation cost related to non-vested outstanding restricted shares. The unrecognized expense is anticipated to be amortized over the next 5.3 months.

NOTE 11. MAJOR CUSTOMERS

For the three months ended March 31, 2015 and 2014, the Company had one customer with sales totaling 48 percent and 50 percent, respectively, of total sales. During the nine months ended March 31, 2015 and 2014 that same customer accounted for 54 percent and 47 percent, respectively, of total sales of the Company.

Accounts receivable at March 31, 2015 and June 30, 2014, from that same significant customer, amounted to 37 percent and 53 percent of total gross accounts receivable.

NOTE 12. COMMITMENTS AND CONTINGENCIES

Legal Matters

In general, we are from time to time a party to various legal proceedings incidental to our business, none of which we currently consider to be material. There can be no certainty, however, that we may not ultimately incur liability or that such liability will not be material and adverse.

NOTE 13. FAIR VALUE MEASUREMENTS

Fair value is measured based on the prices that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value measurements are based on

PRO-DEX, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

Investments: Investments at June 30, 2014 consisted of marketable equity securities of publicly held companies. As such, investments were classified within Level 1 of the valuation hierarchy.

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

NOTE 14. SUBSEQUENT EVENTS

As previously disclosed, on November 21, 2014 Pro-Dex Sunfish Lake LLC (“PDSL”), a wholly owned subsidiary of Pro-Dex, Inc. acquired two promissory notes through a Loan Purchase and Sale Agreement in the amount of $1.2 million (see Note 6). On May 7, 2015, the Company executed a Deed and Settlement Agreement (the “Agreement”) between and among Sheldon A. Mayer, LLC (“Borrower”), Sheldon Mayer, (“Guarantor”) and PDSL, as reported in the Company’s Current Report on Form 8-K filed with the SEC on May 13, 2015. The agreement contemplates that in exchange for recharacterization of $1.0 million of the of the debt, consisting of one of the promissory notes discussed above, to be re-classified as non-recourse debt, Borrower shall execute and deliver to PDSL a deed to convey the real property consisting of 2.3 acres of land and an approximate 30,000 square foot building. The Agreement provides that Borrower shall transfer all receivables of any type, including, but not limited to, all rent owing on account of any occupancy by Riverside or any other tenant of the Property to PDSL. The Agreement also contains certain representations, warranties, indemnifications and covenants of the parties customary for transactions of this type. The Company is currently evaluating whether the transaction described above should be treated as a VIE reconsideration event.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited interim condensed consolidated financial statements and the related notes and other financial information appearing elsewhere in this report.

COMPANY OVERVIEW

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of the results of operations and financial condition of Pro-Dex, Inc. (“Company”, “Pro-Dex”, “we”, “our” or “us”) for the three and nine-month periods ended March 31, 2015 and 2014. This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and the Notes thereto included elsewhere in this report. This report contains certain forward-looking statements and information. The cautionary statements included herein should be read as being applicable to all related forward-looking statements wherever they may appear. Our actual future results could differ materially from those discussed herein.

Except for the historical information contained herein, the matters discussed in this report, including, but not limited to, discussions of our product development plans, business strategies, strategic opportunities and market factors influencing our results, are forward-looking statements that involve certain risks and uncertainties. Actual results may differ from those anticipated by us as a result of various factors, both foreseen and unforeseen, including, but not limited to, our ability to continue to develop new products and increase sales in markets characterized by rapid technological evolution, consolidation within our target marketplace and among our competitors, competition from larger, better capitalized competitors, our ability to successfully integrate and manage our newly acquired businesses, our ability to recover the value of our notes receivable which are subject to complex impairment loss analysis, and our ability to realize returns on opportunities. Many other economic, competitive, governmental and technological factors could impact our ability to achieve our goals. You are urged to review the risks, uncertainties and other cautionary language described in this report, as well as in our other public disclosures and reports filed with the Securities and Exchange Commission (“SEC”) from time to time, including, but not limited to, the risks, uncertainties and other cautionary language discussed in our Annual Report on Form 10-K for our fiscal year ended June 30, 2014.

With operations in California, Michigan and Oregon, we provide products used in medical, research and industrial applications. Experience in surgical devices and multi-axis motion control applications allows us to develop products that require high precision in harsh environments. Our Fineline division manufactures plastic injection molds for a wide variety of industries. We also provide engineering consulting and placement services, as well as quality and regulatory consulting services through our Engineering Services Division.

Our products are found in hospitals, dental offices, medical engineering labs, scientific research facilities and high-tech manufacturing operations around the world. The names Micro Motors and Oregon Micro Systems are used for marketing purposes as brand names. The names Huber Precision, a division of Pro-Dex, and Fineline Molds, a division of Pro-Dex, are used to distinguish our newly acquired businesses and we have filed fictitious name statements in the counties in which we operate these divisions.

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

Basis of Presentation

The condensed consolidated results of operation presented in this report are not audited and are not necessarily indicative of the results to be expected for the entirety of the fiscal year ending June 30, 2015 or any other interim period during such fiscal year. Our fiscal year ends on June 30 and our fiscal quarters end on September 30, December 31, and March 31. Unless otherwise stated, all dates refer to our fiscal year and those fiscal quarters.

Critical Accounting Policies

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used or changes in the accounting estimate that are reasonably likely to occur could materially change the financial statements. Management believes that other than those listed below, there have been no significant changes during the three and nine months ended March 31, 2015 to the items that we disclosed as our critical accounting policies in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our annual report on Form 10-K for the fiscal year ended June 30, 2014.

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

Revenue from our Fineline Molds division, acquired on February 1, 2015, is recognized on a completed contract basis based upon estimated labor hours to complete each on-going job. As of March 31, 2015, revenue accrued on a completed contract basis totaled approximately $70,000.

Returns of our product for credit are minimal; accordingly, we do not establish a reserve for product returns at the time of sale.

Notes Receivable

The notes receivable (as further described in Note 6 to the Condensed Consolidated Financial Statements contained elsewhere in this report) are accounted for under ASC Section 310-30 “Loans and Debt Securities Acquired with Deteriorated Credit Quality.” The notes are recorded at their purchase price and since the notes remain in default, they are considered impaired and have been placed on nonaccrual status, meaning there is no accrual for interest earnings. No interest has been collected or recognized since the date of purchase. Due to uncertainties relating to future cash flows projected to be received on the notes, no accretable yield has been recorded.

The notes are considered impaired because we do not believe the contractual payments will be collected pursuant to contract terms. Accordingly, the recorded investment is reflected at the lesser of the purchase price or the estimated fair value of the collateral (with appropriate reductions for estimated disposal costs). No further impairment losses have been recorded through March 31, 2015.

Goodwill & Intangibles

We recorded $353,000 of goodwill and $54,000 of trade name in conjunction with the asset purchase of Fineline. Accordingly, subsequent to the measurement period described below under business combinations, we will assess potential impairment of goodwill and trade name annually. Intangibles consist of legal fees incurred in connection with patent applications, capitalized software development costs, covenant not to compete, trade name, and customer lists including backlog. The legal fees will be amortized over the life of the applicable patent upon its issuance and the capitalized software development costs will be amortized over the estimated product life of the underlying product currently in development. The covenant not to compete and customer list including backlog relate to assets acquired in conjunction with the purchase of Huber Precision and Fineline Molds and will be amortized over their estimated useful lives.

Variable Interest Entities

The Company has an investment that is considered a variable interest entity (“VIE”) under GAAP. VIEs are legal entities in which the equity investors do not have sufficient equity at risk for the entity to independently finance its activities or the collective holders do not have the power through voting or similar rights to direct the activities of the entity that most significantly impact its economic performance, the obligation to absorb the expected losses of the entity, or the right to receive expected residual returns of the entity. Consolidation of a VIE is considered appropriate if a reporting entity is the primary beneficiary, the party that has both significant influence and control over the VIE. Management periodically performs a qualitative analysis to determine if the Company is the primary beneficiary of a VIE. This analysis includes review of the VIE’s capital structure, contractual terms, and primary activities, including the Company’s ability to direct the activities of the VIE and obligations to absorb losses, or the right to receive benefits, significant to the VIE. Additionally, changes in our investments may result in a reconsideration event that may necessitate consolidation in the future.

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

Business Strategy and Future Plans

Our business today is almost entirely driven by sales of our medical products and related repair services to our largest customer (accounting for 54% of our fiscal 2015 year-to-date revenue), and we continue to focus a significant percentage of our time and resources on providing outstanding products and service to our valued principal customer.

Simultaneously, we are working to build top-line sales through active proposals of new medical device products with new and existing customers, and anticipate completing two on-going engineering projects during fiscal 2015, which will allow us to realize previously deferred revenue recorded on these projects as well as potential new product sales later in fiscal 2015. In that regard, we shipped approximately $400,000 of product in our third quarter that relates to an ongoing collaboration of efforts with a customer’s unique surgical handpiece designed to be used in orthopedic surgery applications. We anticipate future orders from this customer as well. Additionally, we are seeking additional revenue streams by offering our engineering, manufacturing and quality systems services to other customers in diverse industries, through our Engineering Services Division (“ESD”). As previously announced, we opened headquarters for ESD in Troy, Michigan and have assembled a talented team of recruiters and sales people both in our Irvine and Troy locations to generate top-line growth.

During the first nine months of this fiscal year we acquired two businesses, Huber Precision, which manufactures machined parts for the auto and electronics industries, and Fineline Molds, which manufactures plastic injection molds for companies in a wide variety of industries. We believe these acquisitions will allow us to diversify our product offerings and eventually increase the utilization of our machine and assembly departments.

In addition, during the second quarter of this fiscal year we invested $1.2 million in notes receivable secured by real property and business assets of Riverside Manufacturing, Inc. (“Riverside”) a company located in Ramsey, Minnesota that provides contract manufacturing services to the commercial airline, aerospace, and defense-related sectors. During the third quarter we entered into forbearance agreements whereby we have agreed to forbear from enforcing our rights pursuant to the notes until July 31, 2015. Additionally, we entered into a revolving loan agreement, whereby we have agreed to advance Riverside from time-to-time up to an aggregate amount of $200,000 at any time prior to July 31, 2015. We continue to evaluate our options relating to this investment, which include a complete sale or liquidation to satisfy the claims of the notes, a refinancing or restructuring or an acquisition of the business.

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

Description of Business Operations

Revenue

The majority of our revenue is derived from designing, developing and manufacturing surgical devices for the medical device and dental industries and motion control software and hardware for industrial and scientific applications. The proportion of total sales by customer type is as follows (in thousands, except percentages):

	Three Months Ended March 31,				Nine Months Ended March 31,
	2015		2014		2015		2014
		% of Revenue		% of Revenue		% of Revenue		% of Revenue
Revenue:
Medical device	$2,606	67%	$1,385	58%	$6,370	68%	$4,712	62%
Industrial	564	14%	633	26%	1,604	17%	1,650	22%
Dental	465	12%	297	12%	886	10%	1,019	13%
Government and other	287	7%	89	4%	450	5%	218	3%
	$3,922	100%	$2,404	100%	$9,310	100%	$7,599	100%

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

Shipments to our largest customer, accounted for in medical device revenue, increased approximately $726,000 and $1.5 million, respectively, for the three and nine months ended March 31, 2015 from their corresponding periods in 2014. The increase in the current year sales to our largest customer compared to the prior year was due in part to a five month suspension of shipments on orders that occurred during the nine months ended March 31, 2014. No similar suspension of orders occurred during the current fiscal year, nor are we aware of any likely suspensions in the future. Sales to another medical device customer increased by approximately $321,000 and $299,000, respectively, for the three and nine months ended March 31, 2015 compared to the three and nine months ended March 31, 2014. We anticipate additional orders and continued revenue from this customer in the future.

At March, 2015, we had a backlog of approximately $9.7 million. We may experience variability in our new order bookings due to various reasons, including, but not limited to, the timing of major new product launches and customer planned inventory builds. However, we do not typically experience seasonal fluctuations in our shipments and revenues.

Total sales by division/location is as follows (in thousands, except percentages):

	Three Months Ended March 31,				Nine Months Ended March 31,
	2015		2014		2015		2014
		% of Revenue		% of Revenue		% of Revenue		% of Revenue
Revenue:
Pro-Dex (Irvine)	$3,303	84%	$1,992	83%	$7,963	86%	$6,594	87%
ESD Division (Irvine & Troy)	64	2%	—	—	69	1%	—	—
Fineline Molds (San Dimas)	122	3%	—	—	122	1%	—	—
OMS Division (Beaverton)	403	10%	412	17%	1,125	12%	1,005	13%
Huber Precision (San Carlos)	30	1%	—	—	31	—	—	—
	$3,922	100%	$2,404	100%	$9,310	100%	$7,599	100%

Cost of Sales and Gross Margin
(in thousands except percentages)

	Three Months Ended March 31,				Nine Months Ended March 31,
	2015		2014		2015		2014
		% of Total		% of Total		% of Total		% of Total
Cost of sales:
Product cost	$2,996	104%	$1,646	88%	$6,561	97%	$5,137	92%
Under(over)-absorption of manufacturing costs	(217)	(7%)	120	7%	(113)	(1%)	282	5%
Inventory and warranty charges	98	3%	98	5%	293	4%	145	3%
	$2,877	100%	$1,864	100%	$6,741	100%	$5,564	100%

	Three Months Ended March 31,		Nine Months Ended March 31,		Year over Year ppt Change
	2015	2014	2015	2014	Three Months	Six Months

Gross margin	27%	22%	28%	27%	5	1

Cost of sales for the three months ended March 31, 2015 increased $1.0 million or 54 percent compared to the corresponding period of the prior fiscal year. The increase in product cost is consistent with the 63 percent increase in revenue from the third quarter of fiscal 2015 compared to the third quarter of 2014. Also included in product cost was an accrual of $82,000 for anticipated losses from development services portion of certain contracts in the third quarter of fiscal 2015 compared to $47,000 in the third quarter of fiscal 2014. For the three months ended March 31, 2015, the Company had over-absorbed manufacturing expenses of $217,000 compared to under-absorbed manufacturing costs of $120,000 during the corresponding period of the prior year due primarily to increased manufacturing volume in 2015. Costs relating to inventory and warranty charges remained flat for the quarter ended March 31, 2015 compared to the third quarter of the prior fiscal year.

Gross profit increased by approximately $505,000 or 94 percent for the three months ended March 31, 2015 compared to the corresponding period of the prior fiscal year, primarily as a result of the increase in revenue discussed above. Gross margin as a percentage of sales increased by approximately 5 percentage points compared to the corresponding period of the prior year due primarily to the effects of the increased revenue and over-absorption of manufacturing costs discussed above.

Cost of sales for the nine months ended March 31, 2015 increased by $1.2 million or 21 percent compared to the corresponding period of the prior fiscal year, primarily due to the 23 percent increase in revenue during the same period, the reasons for which are discussed above. Additionally, product cost for the nine months ended March 31, 2015 and 2014 includes an accrual of approximately $223,000 and $278,000, respectively, relating to estimated contract losses for certain engineering development projects that are on-going, for which we have not yet recognized revenue. Additionally, due to increased manufacturing volume during fiscal 2015 we had over-absorbed manufacturing costs of $113,000 during the nine months ended March 31, 2015 compared to under-absorbed manufacturing costs of 282,000 for the comparable period of the prior fiscal year. Finally, cost of sales reflects an increase of $148,000 in inventory and warranty charges. The warranty accrual estimate, although based upon a number of factors, generally increases in periods of higher sales revenue.

Gross profit increased by approximately $534,000 or 26 percent for the nine months ended March 31, 2015 compared to the corresponding period of the prior fiscal year, primarily as a result of the increase in revenue discussed above. Gross margin increased by approximately 1 percentage point, compared to the corresponding period of the prior year, due to the effects of the increased revenue and over-absorption of manufacturing costs discussed above.

Operating Expenses

Operating Costs and Expenses
(in thousands except % change)

	Three Months Ended March 31,				Nine Months Ended March 31,				Year over Year % Change
	2015		2014		2015		2014		Three Months	Nine Months
		% of Revenue		% of Revenue		% of Revenue		% of Revenue
Operating expenses:
Selling expenses	$363	9%	$177	7%	$691	7%	$408	5%	105%	69%
General and administrative expenses	592	15%	420	18%	1,542	17%	1,304	17%	41%	18%
Research and development costs	480	12%	381	16%	1,309	14%	1,121	15%	26%	17%
	$1,435	36%	$978	41%	$3,542	38%	$2,833	37%	47%	25%

Selling expenses consist of salaries and other personnel-related expenses for our business development departments as well as trade show attendance, advertising and marketing expenses, and travel and related costs incurred in generating and maintaining our customer relationships. During fiscal 2015, we have added discreet departments to separately account for selling expenses of our newly acquired businesses as well as our engineering services division.

Selling Expenses by location/division
(in thousands except % of total)

	Three Months Ended March 31,				Nine Months Ended March 31,
	2015		2014		2015		2014
		% of Total		% of Total		% of Total		% of Total
Selling expenses:
Pro-Dex (Irvine)	$69	19%	$135	76%	$253	37%	$315	77%
OMS Division (Beaverton)	39	11%	42	24%	100	14%	93	23%
ESD Division (Irvine & Troy)	209	57%	—	—	289	42%	—	—
Fineline Division (San Dimas)	29	8%	—	—	29	4%	—	—
Huber division (San Carlos)	17	5%	—	—	20	3%	—	—
	$363	100%	$177	100%	$691	100%	$408	100%

In the second quarter of the current fiscal year, we launched our engineering services division (“ESD”) to recruit and place contract personnel in engineering, manufacturing and other technical consulting services. This division includes a team of sales and recruiting staff in our Irvine, California and Troy, Michigan offices. Additionally, as discussed in Note 2 of Notes to Condensed Consolidated Financial Statements contained elsewhere in this report, we acquired both Fineline and Huber during this fiscal year. We are monitoring the contribution margin of each of these three business endeavors closely to ensure the business investment returns are as expected. Selling expenses for Pro-Dex Irvine during the three and nine months ended March 31, 2015 decreased $66,000, or 49 percent, and $62,000, or 20 percent, respectively, compared to the corresponding periods of fiscal 2014. The reductions mostly relate to reductions in personnel costs and trade show costs associated with the sales of our medical, dental and industrial revenue generating activities.

General and administrative expenses (“G&A”) consists of salaries and other personnel-related expenses of our accounting, finance and human resource personnel, professional fees, directors’ fees, and other costs and expenses attributable to being a public company. G&A increased by $172,000 and $238,000, for the three and nine months ended March 31, 2015, respectively, when compared to the corresponding periods of the prior fiscal year. These increases during fiscal 2015 primarily relate to increased legal and professional fees, commercial insurance and severance payments made to our former Chief Executive Officer. Legal expenses relating to intellectual property matters increased approximately $24,000 during the nine months ended March 31, 2015 compared to the corresponding period of the prior year. Other legal and professional expenses increased approximately $102,000 and $150,000, respectively, for the three and nine months ended March 31, 2015 compared to the corresponding periods of the prior fiscal year. Approximately $63,000 and $86,000, of fees incurred during the three and nine months ended March 31, 2015 relate to expenses incurred in connection with our investments in the Riverside promissory notes and related agreements.

In the current fiscal year we also incurred legal fees relating to services provided in conjunction with our two business acquisitions, the filing our Form S-8 related to our ESPP Plan and legal expenses associated with the separation agreement of our former Chief Executive Officer. Our commercial insurance expense increased approximately $8,000 and $12,000, respectively, for the three and nine months ended March 31, 2015 compared to the corresponding periods of the prior fiscal year primarily dues to increases in our directors and officers insurance premiums. During both the three and nine months ended March 31, 2015, severance costs increased by $31,000 compared to the corresponding periods of the prior fiscal year due to the separation of our former Chief Executive Officer. Our tax, Sarbanes-Oxley and other consulting expense increased approximately $23,000 and $26,000, respectively, for the three and nine months ended March 31, 2015 compared to the corresponding periods of the prior fiscal year primarily due to timing of annual engagements as well as additional services.

Research and development costs generally consist of salaries, employer paid benefits, and other personnel related costs of our engineering and support personnel, as well as allocated facility and information technology costs, professional and consulting fees, patent-related fees, lab costs, materials, and travel and related costs incurred in the development and support of our products. Research and development costs for the three and nine months ended March 31, 2014 increased by $99,000, or 26 percent, and by $188,000, or 17 percent, respectively, compared to the corresponding period of the prior fiscal year due primarily to the launch of an engineering battery development project to enable us to manufacture batteries for our powered surgical devices in-house as well as additional consulting expenses.

Interest Expense

Interest expense consists primarily of interest expense related to capital lease obligations for leased office equipment, and decreased slightly for the three and nine months ended March 31, 2015 when compared to corresponding periods in 2014.

Realized Gain on Sale of Investments

During the quarter ended March 31, 2015, we liquidated our investment portfolio to fund our working capital requirements. During the three and nine months ended March 31, 2015, we sold certain of our investments in marketable equity securities of publicly held companies and recorded realized gains of $395,000 and $455,000, respectively.

During the three and nine months ended March 31, 2014, we sold certain of our investments in marketable equity securities of publicly held companies and recorded realized gains of $27,000 in each period.

Income Tax Benefit

The effective tax rates for the three and nine months ended March 31, 2015 and 2014 are lower than statutory tax rates due to our inability to fully recognize the benefits of federal and state loss carryforwards prior to their utilization. (See Note 8 of Notes to Condensed Consolidated Financial Statements contained elsewhere in this report.)

Liquidity and Capital Resources

Cash and cash equivalents at March 31, 2015 decreased $1.7 million to $1.5 million as compared to $3.2 million at June 30, 2014. The following table includes a summary of our condensed consolidated statements of cash flows contained elsewhere in this report.

	As of and For the Nine Months Ended March 31,
	2015	2014
	(in thousands)
Cash provided by (used in):
Operating activities	$(438)	$(343)
Investing activities	$(1,080)	$587
Financing activities	$(195)	$2

Cash and Working Capital:
Cash and cash equivalents	$1,475	$1,926
Working Capital	$6,212	$5,339

Operating Activities

Cash used in operating activities was $438,000 for the nine months ended March 31, 2015 primarily resulting from our net loss of $438,000, gains on the sale of investments of $455,000, an increase in inventory of

$839,000 as we prepare to launch two new products, and an increase in accounts receivable and unbilled receivables of $313,000 and $324,000, respectively. Additionally, prepaid expenses and other assets increased by $83,000 and income taxes payable decreased by $53,000. These uses of cash are partially offset by an increase in accounts payable, accrued expenses and deferred rent of $1.4 million, mostly due to inventory purchases and increased accruals for warranty and deferred revenue of $298,000 relating to contractual payments made to us by customers in advance of our ability to recognize such payments as revenue and non-cash depreciation and amortization of $398,000.

Cash used in operating activities was $343,000 for the nine months ended March 31, 2014 resulting primarily from our net loss of $512,000, an increase in unbilled receivables of $754,000 related to the development phase of certain contracts that have not yet reached the billable stage, and a decrease in accounts payable, accrued expenses and deferred revenue of $272,000, partially offset by non-cash depreciation and amortization of $398,000 and decreases in inventory of $650,000 resulting from resumption of shipments to our largest customer in the second quarter of fiscal 2014.

Investing Activities

During the nine months ended March 31, 2015, we invested $1.2 million in the purchase of notes receivable as further described in Note 6 to the Condensed Consolidated Financial Statements contained elsewhere in this report. We also purchased Huber Precision and Fineline Molds for a total of $865,000, made capital expenditures primarily for tooling and manufacturing equipment in the amount of $242,000 and received $1.3 million in proceeds from the sale of equity securities in conformity with our Surplus Capital Investment Policy described in more detail below. Additionally, we expended $50,000 in capitalized legal fees and software development costs related to internally developed intellectual property.

During the nine months ended March 31, 2014, we purchased $327,000 of public company common stock and received $88,000 in proceeds from the sale of other similar investments in conformity with our Surplus Capital Investment Policy described in more detail below. Additionally, we purchased equipment for $25,000 and we expended $53,000 in legal fees related to internally developed intellectual property. Additionally, during the period we received proceeds of $900,000 from the sale of land and building from our former Astromec operations.

Financing Activities

During the nine months ended March 31, 2015 we spent $154,000 on the repurchase of 69,773 shares of our common stock pursuant to the share repurchase program described in more detail below. We also repurchased the outstanding in-the money stock options held by our former Chief Executive Officer for $32,000, pursuant to the terms of his separation agreement.

Cash flows from financing activities during the nine months ended March 31, 2014 were not material.

We believe that our existing cash and cash equivalent balances, as well as potential third-party financing facilities that are being considered by us (as further described below) will be sufficient to fund our operations for the next twelve months.

Financing Facilities

Since September 2012, we have conducted our operations without need of a credit facility. During the third quarter ended March 31, 2015, we liquidated all our investments in public company common stock to fund our working capital requirements and have begun exploring various form of debt financing. Although we believe that there are forms of debt financing available to us, which we are currently evaluating, there are no assurances that such financing will be available on acceptable terms.

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

The composition of the Investment Committee is Messrs. Swenson (Chair), Cabillot and Van Kirk.

In June 2013, the Investment Committee approved investments aggregating $500,000, and approved an additional $500,000 in July 2013. During the third quarter of fiscal 2015, the Investment Committee liquidated the entire equity portfolio to assist with our working capital requirements. The Company recorded realized gains on the sales of securities of $395,000 and $455,000, respectively, for the three and nine months ended March 31, 2015.

In September 2013, our Board approved a share repurchase program authorizing the Company to repurchase up to 750,000 shares of our common stock. In accordance with, and as part of, this share repurchase program, our Board approved, on September 23, 2014, the adoption of a prearranged share repurchase plan intended to qualify for the safe harbor under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (“10b5-1 Plan”). The 10b5-1 Plan became effective on September 24, 2014 and terminated on March 23, 2015. Through March 23, 2015, we repurchased 69,773 shares at an aggregate cost of $154,000, inclusive of fees, under the terms of the 10b5-1 Plan. Repurchases under the 10b5-1 Plan were administered through an independent broker.

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

In accordance with SEC rules, an evaluation was performed under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer of the effectiveness, as of March 31, 2015, of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). “Internal control over financial reporting” includes those policies and procedures that:

(1)	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer;
27

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

Based on that evaluation as of March 31, 2015, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective.

 Internal Control over Financial Reporting

During the three months ended March 31, 2015, our former Chief Executive Officer and Chief Financial Officer resigned. Our former Chief Operating Officer was appointed to the position of Chief Executive Officer and our former Senior Director of Finance was appointed to the position of Chief Financial Officer. These changes have necessitated that the Chief Financial Officer is now preparing, reviewing and signing the SEC filings as the principal financial officer of the company. However, management believes that our controls and procedures viewed in totality mitigate the risks related to the additional responsibilities of our current Chief Financial Officer. There were no other changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In general, we are from time to time a party to various legal proceedings incidental to our business, none of which we currently consider to be material. There can be no certainty, however, that we may not ultimately incur liability or that such liability will not be material and adverse.

ITEM 1A. RISK FACTORS

Our business, future financial condition and results of operations are subject to a number of factors, risks and uncertainties, which are disclosed in Item 1A, entitled “Risk Factors”, in Part I of our Annual Report on Form 10-K for our fiscal year ended June 30, 2014 as well as any amendments thereto or additions and changes thereto contained in this quarterly report on Form 10-Q for the quarter ended March 31, 2015. Additional information regarding some of those risks and uncertainties is contained in the notes to the condensed consolidated financial statements included elsewhere in this report and in Item 2, entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, in Part I of this report. The risks and uncertainties disclosed in our Form 10-K, our quarterly reports on Form 10-Q and other reports filed with the SEC are not necessarily all of the risks and uncertainties that may affect our business, financial condition and results of operations in the future.

There have been no material changes to the risk factors as disclosed in our annual report on Form 10-K for the fiscal year ended June 30, 2014, except as provided in any amendments thereto.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchases by the Company of its common stock during the quarter ended March 31, 2015 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2015 to January 31, 2015	—	—	—	708,462

February 1, 2015 to February 28, 2015	6,684	2.08	—	701,778

March 1, 2015 to March 31, 2015	21,551	2.10	—	—

All repurchases were made pursuant to the Company’s previously announced repurchase program. For information concerning the Company’s repurchase program, please see the discussion under the caption “Share Repurchase Program” in Note 9 to the condensed consolidated financial statements included elsewhere in this report.

ITEM 6.  EXHIBITS

Exhibit	Description

10.1	Heron Forbearance Agreement, effective February 3, 2015, by and between Riverside Manufacturing, Inc. and Pro-Dex Sunfish Lake, LLC. (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Registrant on March 9, 2015)

10.2	Riverside Forbearance Agreement, effective February 3, 2015, by and between Riverside Manufacturing, Inc. and Pro-Dex Sunfish Lake, LLC. (incorporated by reference to Exhibit 10.2 to the Form 8-K filed by the Registrant on March 9, 2015)

10.3	Revolving Loan Agreement, effective February 3, 2015, by and between Riverside Manufacturing, Inc. and Pro-Dex Sunfish Lake, LLC. (incorporated by reference to Exhibit 10.3 to the Form 8-K filed by the Registrant on March 9, 2015)

10.4	First Amendment to Employment Agreement, effective February 4, 2015, by and between Pro-Dex Riverside, LLC and Scott C. Robertson. (incorporated by reference to Exhibit 10.4 to the Form 8-K filed by the Registrant on March 9, 2015)

10.5∆	Pro-Dex, Inc. Amended and Restated Employee Severance Policy effective as of September 16, 2014 filed herewith

10.6	Deed and Settlement Agreement, effective May 7, 2015, by and among Sheldon A. Mayer LLC, Sheldon A. Mayer and and Pro-Dex Sunfish Lake, LLC. (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Registrant on May 13, 2015)
29

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

______________

*	The XBRL–related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

∆	Denotes management contract or compensatory arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRO-DEX, INC.

Date: May 14, 2015	/s/ Richard L. Van Kirk
Richard L. Van Kirk
Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2015	/s/ Alisha K. Charlton
Alisha K. Charlton
Chief Financial Officer
(Principal Financial and Accounting Officer)

31

EXHIBIT INDEX

Exhibit	Description

10.1	Heron Forbearance Agreement, effective February 3, 2015, by and between Riverside Manufacturing, Inc. and Pro-Dex Sunfish Lake, LLC. (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Registrant on March 9, 2015)

10.2	Riverside Forbearance Agreement, effective February 3, 2015, by and between Riverside Manufacturing, Inc. and Pro-Dex Sunfish Lake, LLC. (incorporated by reference to Exhibit 10.2 to the Form 8-K filed by the Registrant on March 9, 2015)

10.3	Revolving Loan Agreement, effective February 3, 2015, by and between Riverside Manufacturing, Inc. and Pro-Dex Sunfish Lake, LLC. (incorporated by reference to Exhibit 10.3 to the Form 8-K filed by the Registrant on March 9, 2015)

10.4	First Amendment to Employment Agreement, effective February 4, 2015, by and between Pro-Dex Riverside, LLC and Scott C. Robertson. (incorporated by reference to Exhibit 10.4 to the Form 8-K filed by the Registrant on March 9, 2015)

10.5∆	Pro-Dex, Inc. Amended and Restated Employee Severance Policy effective as of September 16, 2014 filed herewith

10.6	Deed and Settlement Agreement, effective May 7, 2015, by and among Sheldon A. Mayer LLC, Sheldon A. Mayer and and Pro-Dex Sunfish Lake, LLC. (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Registrant on May 13, 2015)

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

______________

*	The XBRL–related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

∆	Denotes management contract or compensatory arrangement.
32