Form 10-K
period 2015-06-30
PRO DEX INC
filed 2015-09-17
CIK 788920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 000-14942

PRO-DEX, INC.

(Exact name of registrant as specified in its charter)

Colorado (State or Other Jurisdiction of Incorporation or Organization) 2361 McGaw Avenue, Irvine, CA (Address of Principal Executive Offices)	84-1261240 (I.R.S. Employer Identification No.) 92614 (Zip Code)

Registrant’s telephone number, including area code: (949) 769-3200

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, no par value	NASDAQ Capital Market

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

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer (do not check if a smaller reporting company) ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of December 31, 2014, the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing sales price on the Nasdaq Capital Market was approximately $6.4 million. For the purpose of this calculation shares owned by officers, directors and 10% stockholders known to the registrant have been deemed to be owned by affiliates. This calculation does not reflect a determination that persons are affiliates for any other purposes.

As of September 2, 2015, 4,139,579 shares of the registrant’s no par value common stock were outstanding.

Documents incorporated by reference:

Part III of this report incorporates by reference certain information from the registrant’s definitive proxy statement (the “Proxy Statement”) for its 2015 Annual Meeting of Shareholders. The Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

PRO-DEX, INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED JUNE 30, 2015

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

Company Overview

Pro-Dex, Inc. (“Company”, “Pro-Dex”, “we”, “our”, “us”), with operations in California and Oregon, designs and produces powered surgical and dental instruments and motion control products used in the medical, factory automation and scientific research industries. Our products are found in hospitals, dental offices, medical engineering labs, scientific research facilities and high-tech manufacturing operations around the world.

In addition to our principle operations described above, our Fineline Molds division, located in San Dimas, California manufactures plastic injection molds for a wide variety of industries, and our Huber Precision division, located in San Carlos, California is a manufacturer of machined parts, primarily for the oil and electronics industry. We also provide engineering consulting and placement services, as well as quality and regulatory consulting services through our Engineering Services Division. In addition to Pro-Dex, the names Micro Motors and Oregon Micro Systems are used for marketing purposes as brand names. The names Huber Precision, a division of Pro-Dex, and Fineline Molds, a division of Pro-Dex, are used to distinguish our newly acquired businesses and we have filed fictitious name statements in the counties in which we operate these divisions.

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

During fiscal 2015, we obtained title to an industrial property located in Ramsey, Minnesota (the “Ramsey Property”) and extended financing to a company, Riverside Manufacturing, Inc. (“Riverside”), that operates out of the Ramsey Property. Riverside provides contract manufacturing services to the aerospace, commercial airline, transportation and defense-related sectors. Our investment was made through our newly created limited liability company, Pro-Dex Sunfish Lake, LLC to achieve a return on capital upon liquidation or upon foreclosure of the Riverside assets. The investments in the Ramsey Property and Riverside are reflected as investment in Ramsey property and related notes receivable in the amount of $1.7 million on our June 30, 2015 Consolidated Balance Sheet. (See Notes 8 and 15 to the Consolidated Financial Statements contained elsewhere in this report for additional information concerning this investment.)

In February 2012, we sold our fractional horsepower motor product line located in Carson City, Nevada, operating under the name Pro-Dex Astromec (“Astromec”) to a third party. As a result of the sale, this product line has been classified as a discontinued operation in conformity with applicable accounting guidance. Accordingly, unless otherwise indicated, Astromec’s results have been reported as discontinued operations and removed from all financial discussions of continuing operations, including the Consolidated Financial Statements and Notes, beginning on page 24 of this report.

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

Description of Business

The majority of our revenue is derived from designing, developing and manufacturing powered instruments for the medical and dental industries and motion control software and hardware for industrial and scientific applications. The proportion of total sales by customer type is as follows:

	Years Ended June 30,
	2015		2014
	(In thousands)
		% of Revenue		% of Revenue
Medical device	$8,948	67%	$6,848	64%
Industrial and scientific	2,052	15%	2,392	22%
Dental	1,361	10%	1,219	11%
Other	1,022	8%	353	3%
Total Sales	$13,383	100%	$10,812	100%

Our medical device products utilize proprietary designs developed by us primarily under exclusive development and supply agreements and are manufactured in our Irvine, California facility, as are our dental products. Our medical device products are sold primarily to original equipment manufacturers and our dental products are sold primarily to dental product distributors. In our Beaverton, Oregon facility, we design and manufacture embedded multi-axis motion controllers which are sold to distributors or original equipment manufacturers in the automation and research industries. In our San Carlos, California facility we manufacture various machined parts, primarily for the oil and electronics industry. In our San Dimas, California facility we manufacture plastic injection molds for a wide variety of industries. The proportion of total sales by facility is as follows:

	Years Ended June 30,
	2015		2014
	(In thousands)
		% of Revenue		% of Revenue
Irvine	$11,684	87%	$9,298	86%
Beaverton	1,394	10%	1,514	14%
San Carlos	48	1%	—	—
San Dimas	257	2%	—	—
Total Sales	$13,383	100%	$10,812	100%

In both fiscal years 2015 and 2014, our top 20 customers accounted for 82% of our sales. In fiscal year 2015, our largest customer, included in medical device revenue above, accounted for 49% of our sales with our next largest customer accounting for 9% of our sales. This compares to fiscal year 2014, when our largest customer accounted for 49% of our sales, with our next largest customer accounting for 6% of our sales. In many cases, including our largest customers, disclosure of customer names is prohibited by confidentiality agreements with such entities.

We have no plans to discontinue the sales relationships with our existing significant customers. Our largest customer has made inquiries regarding reducing existing purchase orders that were previously expected to be delivered in fiscal 2016. These reductions total approximately $1.6 million and if they were to occur would have an adverse impact on our financial condition. Since the orders are within lead times, we will be able to charge the customer for the cost of the materials; however, if this were to occur, we would suffer the loss of the gross margin on the order. At this time, we do not know whether or not these reductions will occur.

Our current objectives are focused primarily on maintaining our relationship with our current largest customer, expanding our business with new product launches and services related to our areas of expertise, and successfully integrating fiscal 2015 acquisitions that will further diversify our product portfolio while increasing our manufacturing efficiency. In that regard, we did complete one of two significant medical device development projects in the craniomaxillofacial (“CMF”) surgical segment during the fourth quarter of fiscal 2015 and delivered initial products to this new customer. We were able to recognize revenue, which had been previously deferred, totaling $336,000 related to the development of this surgical instrument. However, there can be no assurance as to the level of success we will achieve in these objectives.

The majority of the raw materials and components used to manufacture our products are purchased and are available from several sources, including through our own in-house machining capabilities. Portescap Danaher, Precision Interconnect, and Maxon Precision Motors are examples of key suppliers. We have no exclusive arrangements with any of our suppliers, but in several instances only one supplier is used for certain high-value components. In most of such instances, secondary suppliers have been identified, although it is likely that any transition to a new or different supplier would result in a delay in the supply chain. We consider our relationships with our suppliers and manufacturers to be good. We do not intend to terminate any such relationship at this time, nor does management have knowledge that any supplier or manufacturer intends to terminate its relationship with us.

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

At June 30, 2015, we had a backlog of $10.6 million compared with a backlog of $2.8 million at June 30, 2014. The increase in backlog at the end of fiscal 2015 is primarily due to orders for the two CMF products we developed, or are developing, as well additional orders for a customer’s unique surgical handpiece designed to be used in orthopedic surgery applications which launched in the third quarter of fiscal 2015. Of the backlog amount reported as of June 30, 2015, approximately $442,000 relates to Fineline Molds and Huber Precision had immaterial backlog as of June 30, 2015. Additionally, the June 30, 2015 backlog contains certain orders from our largest customer, which they have asked to reduce by $1.6 million. We have experienced, and may continue to experience, variability in our new order bookings due to, among other reasons, the launch of new products, the timing of customer orders based on end-user demand and customer inventory levels, illustrative of which is the two previously described development projects for CMF devices for which we have received initial purchase orders. We do not typically experience seasonal fluctuations in our shipments and revenues.

Segments

In fiscal 2015, the Company has four reportable segments based on its business activities and organization:

•	Pro-Dex located in Irvine, California – providing primarily medical and dental instruments using shared production and assembly machines and workforce. This segment also incorporates Huber Precision as the revenues and assets of Huber Precision are not material to the Company’s total revenues and assets.

•	OMS located in Beaverton, Oregon – providing multi-axis motion control applications.

•	Fineline located in San Dimas, California. This business was purchased on February 1, 2015 and is a manufacturer of plastic injection molds for a variety of industries.

•	Engineering Services Division or (“ESD”). This division was launched in fiscal 2015 to provide permanent placement and contract services in the fields of engineering, manufacturing and quality to diverse businesses.

(See Note 14 of Notes to Consolidated Financial Statements contained elsewhere in this report for additional information concerning these reporting segments.)

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

In certain instances we may share research and development costs with our customers by billing for non-recurring engineering services. Revenue recognized for non-recurring engineering services represented 4% and 2% of our revenue in fiscal year 2015 and 2014, respectively. During fiscal years 2012 and 2013, we entered into certain development and supply contracts, the development portions of which provide for billable non-recurring engineering service fees. Such fees are recognized as revenue generally upon successful completion of the non-recurring engineering services. The development portion of the contract entered into during fiscal 2012 was completed during the fourth quarter of fiscal 2015 allowing us to record approximately $336,000 in non-recurring engineering service revenue, included in medical device revenue. The development portion of the contract entered into during fiscal 2013 is expected to be completed during the first half of fiscal 2016, although successful completion cannot be assured. In the fourth quarter of fiscal 2015, we executed a development agreement with another customer to design and develop a powered surgical device valued at approximately $0.5 million. We will continue to pursue other revenue-generating development projects. Accordingly, we believe that non-recurring engineering fees could represent a greater share of our revenue in the future.

During the fiscal years ended June 30, 2015 and 2014, we incurred research and development expenses amounting to $1,668,000 and $1,482,000, respectively, which costs exclude $493,000 and $511,000 in 2015 and 2014, respectively, that were, or will be, shared with our customers through billings for non-recurring engineering services.

Employees

At June 30, 2015, we had 66 full-time employees, comprised of 54 employees in Irvine, 7 in Beaverton and 5 in San Dimas. At June 30, 2014, we had 62 full-time employees. None of our employees are a party to any collective bargaining agreements with us. We consider our relationships with our employees to be good.

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

In fiscal year 2015, our top 20 customers accounted for 82% of our sales, with our largest customer accounting for 49% of our sales. The loss of our largest customer, or the loss of any other significant customer, would severely impact us, including having a material adverse effect on our business, financial condition, cash flows, revenue and results of operations. As previously discussed, our largest customer has made inquiries recently regarding reducing existing purchase orders that were previously expected to be delivered in fiscal 2016. These reductions total approximately $1.6 million and if they were to occur would have an adverse impact on our financial condition.

We have a history of losses, and we cannot be certain that we will achieve or sustain profitability; we may need additional capital in the future to fund our businesses, which we may not be able to obtain on acceptable terms.

We have experienced operating losses in the past, and we may continue to incur additional operating losses in the future until such time as we achieve substantially higher sales volume. We incurred pre-tax losses from continuing operations of $446,000, $755,000, and $1,903,000 in fiscal 2015, 2014 and 2013, respectively. Our ability to achieve or sustain profitability is based on a number of factors, many of which are out of our control, including the material costs for our products and the demand for our products.

We currently anticipate that our available capital resources, including our existing cash and cash equivalents and accounts receivable balances, as well as capital infusions provided by two separate financing transactions entered into in September, 2015 (See Note 15 to the Consolidated Financial Statements contained elsewhere in this report) will be sufficient to meet our expected working capital and capital expenditure requirements as our business is currently conducted for at least the next 12 months. Additionally, we plan to liquidate the Ramsey Property and related notes receivable, however there can be no assurance that we will be successful in our efforts to liquidate these investments within the next 12 months, if at all. We may also attempt to raise additional funds through public or private debt or equity financings if such financings become available on acceptable terms. We cannot be certain that any additional financing we may need will be available on terms acceptable to us, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of opportunities, develop new products or otherwise respond to competitive pressures, and our operating results and financial condition could be adversely affected.

A substantial portion of our business is derived from our two core business areas that, if not serviced properly, may result in a material adverse impact upon our business, results of operations and financial condition.

In fiscal year 2015, we derived more than 77% of our revenue from sales of our medical device and motion control products and related services. We believe that a primary factor in the market acceptance of our products and services is the value they create for our customers. Our future financial performance will depend in large part on our ability to continue to meet the increasingly sophisticated needs of our customers through the timely development, successful introduction and implementation of new and enhanced products and services, while at the same time continuing to provide the value our customers have come to expect from us. We have historically expended a significant percentage of our revenue on product development and believe that significant continued product development efforts will be required to sustain our growth. Continued investment in our sales and marketing efforts will also be required to support future growth.

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

Our customers may cancel or reduce their orders, change production quantities or delay production, any of which would reduce our sales and adversely affect our operating results.

Since most of our customers purchase our products from us on a purchase order basis, they may cancel, change, or delay product purchase commitments with little notice to us. As a result, we are not always able to forecast with certainty the sales that we will make in a given period and sometimes we may increase our inventory, working capital, and overhead in expectation of orders that may never be placed, or, if placed, may be delayed, reduced, or canceled. As previously discussed, our largest customer has made inquiries recently regarding reducing existing purchase orders that were previously expected to be delivered in fiscal 2016. These reductions total approximately $1.6 million and if they were to occur would have an adverse impact on our financial condition.

The following factors, among others, affect our ability to forecast accurately our sales and production capacity:

•	Changes in the specific products or quantities our customers order; and

•	Long lead times and advance financial commitments for components required to complete actual/anticipated customer orders.

Delayed, reduced or canceled purchase orders also may result in our inability to recover costs that we incur in anticipation of those orders, such as costs associated with purchased raw materials and write-offs of obsolete inventory.

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

As of August 18, 2015, two of our directors, Nicholas J. Swenson and Raymond E. Cabillot, controlled voting power over approximately 37.9% (25.3% and 12.6%, respectively) of the outstanding shares of our common stock. As a result of such voting control, these directors will have significant influence over all matters submitted to our shareholders for approval, including the election of our directors and other corporate actions, and may have interests that conflict with our interests and the interests of other shareholders.

We have invested $1.7 million in real property and promissory notes secured by business assets of Riverside Manufacturing, Inc. (“Riverside”) a company located in Ramsey, Minnesota. These investments are subject to complex accounting requirements, risk of loss, recoverability and impairment and represent investments unrelated to our core business operations, which could adversely affect our business, financial condition and results of operations.

We acquired $1.2 million in promissory notes during the second quarter of fiscal 2015 which are subject to complex impairment loss analysis. During the third and fourth quarters of fiscal 2015 we exchanged approximately $1.0 million in promissory notes for the conveyance of title to the land and building and extended additional financing to Riverside under a revolving loan. On August 6, 2015 we sent a notice of default to the Riverside and we expect to begin eviction proceedings and liquidate the business assets. It is possible that such proceedings may lead to a protracted and costly divestiture of these investments. If we are unable to successfully evict the company from the premises it may delay a subsequent sale of some or all of the business assets either owned by Pro-Dex or serving as security for the promissory notes and revolving loan.

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

Our executive offices and Irvine manufacturing facility are located at 2361 McGaw Avenue, Irvine, California 92614. We lease the 28,000 square foot facility from an unrelated third party at a current base monthly lease rate of $36,634, with annual increases of $1,400 per month in the base lease rate through the expiration of the lease in April 2018. The building is a one-story stand-alone structure of concrete “tilt-up” construction, approximately 25 years old and in good condition.

Our Beaverton office and manufacturing facility is located at 15201 N.W. Greenbrier Parkway, B-1 Ridgeview, Beaverton, Oregon 97006. The Company executed a first amendment to the lease in the second quarter of fiscal year 2014 reducing the leased premises from 7,500 square feet to 7,100 square feet. The facility is leased from an unrelated third party, at a base monthly lease rate of $5,900 through the expiration of the lease in July 2017. The office is located in a single-story building in a 20-year-old industrial office complex and is in good condition.

Our San Dimas office and manufacturing facility is located at 210 West Arrow Highway, Suites C & D, San Dimas, California 91773. The Company executed the lease in the third quarter of fiscal year 2015, in conjunction with the asset acquisition of Fineline Molds. The 3,680 square foot facility is leased from an unrelated third party, at a base monthly lease rate of $2,576 through March 1, 2016 when the rent increases to $2,760 through the expiration of the lease in February 2017. The suites are located in a one-story building in an approximately 35-year-old industrial office complex and are in fair condition.

Our San Carlos office and manufacturing facility is located at 585 Taylor Way, Unit 5, San Carlos, California 94070. The Company executed the lease in the second quarter of fiscal year 2015, in conjunction with the asset acquisition of Huber Precision. The 1,568 square foot facility is leased from an unrelated third party, at a base monthly lease rate of $2,148 through the expiration of the lease in November 2015. The suite is located in a one-story building in an approximately 35-year-old industrial office complex and is in fair condition.

The current leased facilities are believed to be adequate for our expected needs. We believe each facility is in full compliance with applicable state, EPA and other agency environmental standards.

ITEM 3.	LEGAL PROCEEDINGS

We are from time to time a party to various legal proceedings incidental to our business. The legal proceedings potentially cover a variety of allegations spanning our entire business. There can be no certainty, however, that we may not ultimately incur liability or that such liability will not be material and adverse.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted under the symbol “PDEX” on the automated quotation system of the Nasdaq Capital Market (“NASDAQ”). The following table sets forth for the quarters indicated the high and low sales prices of our common stock as reported by NASDAQ. The quotations reflect inter-dealer prices, without retail markup, markdown, or commissions, and may not necessarily represent actual transactions. On September 8, 2015, the last sale price of our common stock as reported by NASDAQ was $2.37 per share.

	High	Low
Year ended June 30, 2014:
First Quarter	$2.10	$1.90
Second Quarter	2.55	2.06
Third Quarter	3.77	1.99
Fourth Quarter	2.30	1.90
Year ended June 30, 2015:
First Quarter	$2.79	$2.01
Second Quarter	2.63	2.16
Third Quarter	2.54	2.03
Fourth Quarter	2.42	2.00

Holders

As of September 8, 2015, there were 88 holders of record of our common stock. This number does not include beneficial owners including holders whose shares are held in nominee, or “street,” name.

Dividends

We have never paid a cash dividend with respect to our common stock. The current policy of our Board of Directors is to retain any future earnings to provide funds for the operation and expansion of our business. Any determinations to pay dividends in the future will be at the discretion of our Board of Directors.

Rights Offering

In April 2014, we completed a rights offering whereby we issued a total of 868,732 shares of common stock. The rights offering was made pursuant to a Registration Statement on Form S-3 that was filed with the Securities and Exchange Commission (“SEC”) and became effective on March 21, 2014. The rights offering was made through the Company’s distribution to its existing shareholders as of March 20, 2014, the record date, of non-transferable subscription rights to purchase their pro rata portion of newly issued shares of common stock at a subscription price of $1.90 per share. The subscription period commenced on March 24, 2014 and expired on April 25, 2014. (See Note 13 of Notes to Consolidated Financial Statements contained elsewhere in this report.)

Repurchases

In September 2013, our Board of Directors approved a share repurchase program authorizing the Company to repurchase up to 750,000 shares of our common stock. In accordance with, and as part of, this share repurchase program, our Board approved, on September 23, 2014, the adoption of a prearranged share repurchase plan intended to qualify for the safe harbor under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (“10b5-1 Plan”). The 10b5-1 Plan became effective on September 24, 2014 and terminated on March 23, 2015. During fiscal 2015, we repurchased 69,773 shares at an aggregate cost of $154,000, inclusive of fees, under the terms of the 10b5-1 Plan.

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

Overview

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of the Company’s results of operations and financial condition for the years ended June 30, 2015 and 2014. Unless otherwise indicated, this discussion excludes the results of our fractional horsepower motor product line, operating under the name Pro-Dex Astromec, which we sold in February 2012 and which has been classified as a discontinued operation.

The Company, with operations in California and Oregon, designs and produces powered surgical and dental instruments and motion control products used in the medical, factory automation and scientific research industries. Our products are found in hospitals, dental offices, medical engineering labs, scientific research facilities and high-tech manufacturing operations around the world.

In addition to our principle operations described above, our Fineline Molds division, located in San Dimas, California manufactures plastic injection molds for a wide variety of industries and our Huber Precision division, located in San Carlos, California is a manufacturer of machined parts, primarily for the oil and electronics industry. We also provide engineering consulting and placement services, as well as quality and regulatory consulting services through our Engineering Services Division. In addition to Pro-Dex, the names Micro Motors and Oregon Micro Systems are used for marketing purposes as brand names. The names Huber Precision, a division of Pro-Dex, and Fineline Molds, a division of Pro-Dex, are used to distinguish our newly acquired businesses and we have filed fictitious name statements in the counties in which we operate these divisions.

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

Investment in Ramsey Property and Related Notes Receivable

During the fourth quarter of fiscal 2015, as disclosed in a Form 8-K filed with the SEC on May 13, 2015, we entered a settlement agreement such that we received the deed to the land and building located in Ramsey, Minnesota, (the “Ramsey Property”) which had previously been held as security for certain notes receivable.

The related notes receivable (as further described in Note 8 to the Consolidated Financial Statements contained elsewhere in this report) are accounted for under ASC Section 310-30 “Loans and Debt Securities Acquired with Deteriorated Credit Quality.” The notes are recorded at their purchase price and since the notes remain in default, they are considered impaired and have been placed on nonaccrual status, meaning there is no accrual for interest earnings. No interest has been collected or recognized since the date of purchase. Due to uncertainties relating to future cash flows projected to be received on the notes, no accretable yield has been recorded.

The notes are considered impaired because we do not believe the contractual payments will be collected pursuant to contract terms. Accordingly, the recorded investment is reflected at the lesser of the purchase price or the estimated fair value of the collateral (with appropriate reductions for estimated disposal costs).

Goodwill & Intangibles

We recorded $353,000 of goodwill and $54,000 of trade name in conjunction with the asset purchase of Fineline Molds. Accordingly, subsequent to the measurement period described below under business combinations, we will assess potential impairment of goodwill and trade name annually, or more frequently if there are events or changes in circumstances that may indicate potential impairment. Other intangibles consist of legal fees incurred in connection with patent applications, capitalized software development costs, covenant not to compete, and customer lists including backlog. The legal fees will be amortized over the life of the applicable patent upon its issuance and the capitalized software development costs will be amortized over the estimated product life of the underlying product which was released for sale during the fourth quarter of fiscal 2015. The covenant not to compete and customer list including backlog relate to assets acquired in conjunction with the purchase of Huber Precision and Fineline Molds and will be amortized over their estimated useful lives.

Variable Interest Entities

The Company has a variable interest in Riverside Manufacturing Inc. (“Riverside”) because of extending financing in the form of promissory notes and a revolving loan. Therefore, Riverside is a variable interest entity (“VIE”) under GAAP. VIEs are legal entities in which the equity investors do not have sufficient equity at risk for the entity to independently finance its activities or the collective holders do not have the power through voting or similar rights to direct the activities of the entity that most significantly impact its economic performance, the obligation to absorb the expected losses of the entity, or the right to receive expected residual returns of the entity. Consolidation of a VIE is considered appropriate if a reporting entity is the primary beneficiary, the party that has both significant influence and control over the VIE. At each reporting period, management performs a qualitative analysis to determine if the Company is the primary beneficiary of a VIE. This analysis includes review of the VIE’s capital structure, contractual terms, and primary activities, including the Company’s ability to direct the activities of the VIE and obligations to absorb losses, or the right to receive benefits, significant to the VIE. Additionally, changes in our investments may result in a reconsideration event that may necessitate consolidation in the future.

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

Income Taxes

We recognize deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of our assets and liabilities along with net operating loss and tax credit carryovers. Deferred tax assets at June 30, 2015 and 2014 consisted primarily of basis differences related to research and development tax credit utilization, net operating loss carryovers, intangible assets, accrued expenses and inventories.

Significant management judgment is required in determining our provision for income taxes and the recoverability of our deferred tax assets. Such determination is based on our historical taxable income, with consideration given to our estimates of future taxable income and the periods over which deferred tax assets will be recoverable. We record a valuation allowance against deferred tax assets to reduce the net carrying value to an amount that we believe is more likely than not to be realized. When we establish or reduce the valuation allowance against deferred tax assets, the provision for income taxes will increase or decrease, respectively, in the period such determination is made. At June 30, 2015 and 2014, we maintained a valuation allowance against the entire balance of our deferred tax assets, net of deferred tax liabilities.

Results of Operations for the Fiscal Year Ended June 30, 2015 Compared to the Fiscal Year Ended June 30, 2014

The following tables set forth results from continuing operations for the years ended June 30, 2015 and 2014:

	Years Ended June 30,
	2015			2014
	Dollars in thousands
		% of Net Sales			% of Net Sales
Net sales	$13,383	100%		$10,812	100%
Cost of sales	9,679	72%		7,846	73%
Gross profit	3,704	28%		2,966	27%
Selling expenses	975	7%		585	5%
General and administrative expenses	1,963	15%		1,713	16%
Research and development costs	1,668	12%		1,482	14%
	4,606	34%		3,780	35%
Operating loss	(902)	(6%	)	(814)	(8%	)
Other income (expense), net	456	3%		59	1%
Loss from continuing operations before income taxes	(446)	(3%	)	(755)	(7%	)
Benefit from income taxes	44	—		104	1%
Net loss from continuing operations	$(402)	(3%	)	$(651)	(6%	)

Net Sales

The majority of our revenue is derived from designing, developing and manufacturing powered surgical instruments for medical device original equipment manufacturers, dental instruments, and motion control software and hardware for industrial and scientific applications. The proportion of total sales by customer type is as follows:

					Increase (Decrease) From 2014 To 2015

	Years Ended June 30,
	2015		2014
	Dollars in thousands
		% of Net Sales		% of Net Sales
Net sales:
Medical device	$8,948	67%	$6,848	64%	31%
Industrial and scientific	2,052	15%	2,392	22%	(14%)
Dental and component	1,361	10%	1,219	11%	12%
Other	1,022	7%	353	3%	190%
	$13,383	100%	$10,812	100%	24%

Net sales in fiscal 2015 increased by $2.6 million, or 24%, as compared to fiscal 2014, due primarily to an increase in medical device sales of $2.1 million. Shipments to our largest customer, accounted for in medical device sales, increased $1.2 million for fiscal 2015 from fiscal 2014. Our second largest medical device customer in both fiscal 2015 and 2014 increased their orders by approximately $474,000 in the current fiscal year. Also we launched production on a new instrument in the fourth quarter of fiscal 2015 and total revenue from the product sales to this new customer totaled approximately $324,000. The decrease of $340,000 in industrial and scientific sales from fiscal 2014 to 2015, relates primarily to reduced shipments to our largest multi-axis motion controller customer whose reduction in orders caused a reduction in revenue of $268,000 in fiscal 2015 compared to fiscal 2014. Our dental and component revenue are generated from sales to many distributors and end-users whose purchasing activity can vary widely from year to year. Finally, our other revenue increased $669,000 in fiscal 2015 compared to the prior fiscal year and it includes revenue generated from our Fineline Molds and Engineering Services Division of $257,000 and $115,000, respectively, in the current year, with no sales in the prior year. We also recorded $335,000 in fiscal 2015 in non-recurring engineering services related to the completion of one of our long-term CMF contracts.

At June 30, 2015, we had a backlog of $10.6 million compared with a backlog of $2.8 million at June 30, 2014. The increase in backlog at the end of fiscal 2015 is primarily due to orders for the two CMF products we developed, or are developing, as well additional orders for a customer’s unique surgical handpiece designed to be used in orthopedic surgery applications which launched in the third quarter of fiscal 2015. Of the backlog amount reported as of June 30, 2015, approximately $442,000 relates to Fineline Molds and Huber Precision had immaterial backlog as of June 30, 2015. Additionally, the June 30, 2015 backlog contains certain orders from our largest customer, which they have asked to reduce by $1.6 million. We have experienced, and may continue to experience, variability in our new order bookings due to, among other reasons, the launch of new products, the timing of customer orders based on end-user demand and customer inventory levels, illustrative of which is the two previously described development projects for CMF devices for which we have received initial purchase orders. We do not typically experience seasonal fluctuations in our shipments and revenues.

Cost of Sales and Gross Margin

						Increase (Decrease) From 2014 To 2015

	Years Ended June 30,
	2015			2014
	Dollars in thousands
		% of Net Sales			% of Net Sales
Cost of sales:
Product costs	$9,547	71%		$6,867	64%	39%
Accrued losses on product development services	399	3%		317	3%	26%
Under (over)-absorption of manufacturing overhead	(483)	(4%	)	474	4%	(202%)
Inventory and warranty charges	216	2%		188	2%	15%
Total cost of sales	$9,679	72%		$7,846	73%	23%

Cost of sales in fiscal 2015 increased $1.8 million, or 23%, from fiscal 2014, due primarily to a $2.7 million increase in product costs, partially offset by a $957,000 decrease from fiscal 2014 to 2015 in improved absorption of manufacturing overhead due to increased volumes in fiscal 2015 versus the prior fiscal year. The increase in product costs is due primarily to the increase in net sales from fiscal 2014 to 2015. The increase in product costs and under-(over) absorption of manufacturing overhead combined in fiscal 2015 increased 23% compared to fiscal 2014, which is consistent with the increase in sales for the corresponding periods. Although sales are significantly higher fiscal 2015 than the prior fiscal year, and our product costs have over-absorbed our fixed and variable manufacturing overhead, our gross margin is consistent because our variable manufacturing overhead increases with increased sales and production volume. Accrued losses from development services portion of certain contracts increased $82,000, or 26%, from fiscal 2014 relating mostly due to higher than anticipated engineering labor hours and materials needed to complete the projects, partly due to design changes required subsequent to a validation test failure, which has since been remediated. Costs related to inventory and warranty charges increased $28,000 in fiscal 2015 compared to 2014 due primarily to $50,000 in increased warranty expenses offset by a decrease of $22,000 in inventory charges.

Gross margin increased one percentage point in fiscal 2015 compared to fiscal 2014. Although revenue increased by 24% from fiscal 2014 to 2015, the sales volumes are not high enough to impact the combined product cost and absorption of manufacturing overhead. The other components of cost of sales described above did not change materially.

Operating Expenses

	Years Ended June 30,				Increase From 2014 To 2015
	2015		2014
	(Dollars in thousands)
		% of Net Sales		% of Net Sales
Operating expenses:
Selling expenses	$975	7%	$585	5%	67%
General and administrative expenses	1,963	15%	1,713	16%	15%
Research and development costs	1,668	12%	1,482	14%	13%
	$4,606	34%	$3,780	35%	22%

Selling expenses consist of salaries and other personnel-related expenses related to our business development departments, as well as trade show attendance, advertising and marketing expenses, and travel and related costs incurred in generating and maintaining customer relationships. In the second quarter of fiscal 2015, we launched our engineering services division (“ESD”) to recruit and place contract personnel in engineering, manufacturing and other technical consulting capacities. This division includes a team of sales and recruiting staff and contributed $441,000 of the total selling expenses during fiscal 2015. Additionally, as discussed in Note 3 of Notes to Consolidated Financial Statements contained elsewhere in this report, we acquired both Fineline Molds and Huber Precision during fiscal 2015 and these divisions contributed $35,000 and $78,000, respectively, to the selling expenses incurred during fiscal 2015. Offsetting these increases, the selling expenses for our primary medical and dental business in Irvine decreased by $162,000 in fiscal 2015 compared to fiscal 2014, mostly due to a reduction in personnel, travel and trade show related expenses.

General and administrative expenses (“G&A”) consist of salaries and other personnel-related expenses for corporate, accounting, finance and human resource personnel, as well as costs for outsourced information technology services, professional fees, directors’ fees and costs associated with being a public company. The $250,000 increase in G&A expenses from fiscal 2014 to 2015 is due primarily to increased legal and professional fees, commercial insurance and severance payments made to our former Chief Executive Officer. Legal expenses relating to intellectual property matters increased approximately $33,000 during fiscal 2015 compared to the corresponding period of the prior year. Other legal and professional expenses increased approximately $151,000 in fiscal 2015 compared to the prior fiscal year. Approximately $110,000 of fees incurred during the 2015 fiscal year relate to legal and consulting expenses incurred in connection with our investment in the Ramsey Property and related notes receivable.

In fiscal 2015 we also incurred legal fees relating to services provided in conjunction with our two business acquisitions, the filing our Form S-8 related to our ESPP Plan and legal expenses associated with the separation agreement of our former Chief Executive Officer. Our commercial insurance expense increased approximately $20,000 in fiscal 2015 compared to the prior fiscal year primarily due to increases in our directors and officers insurance premiums. During fiscal 2015, severance costs increased by $31,000 compared to the prior fiscal year due to the separation of our former Chief Executive Officer. Our tax, Sarbanes-Oxley and other consulting expense increased approximately $29,000 during fiscal 2015 compared to the corresponding periods of the prior fiscal year primarily due to timing of annual engagements as well as additional services.

Research and development costs consist of salaries and other personnel-related costs of our product development and engineering personnel, related professional and consulting fees, and costs related to intellectual property, laboratory usage, materials, and travel and related costs incurred in the development and support of our products. The increase in research and development costs of $186,000 in fiscal 2015 as compared to 2014 is primarily due to the launch of an engineering battery development project to enable us to manufacture batteries for our powered surgical devices in-house as well as additional consulting expenses.

Other Income (Expense), Net

Other income and expense consists primarily of realized gains and losses from sales of investments in marketable equity securities, interest income earned from our money market account, and interest expense related to the Fineline Molds promissory note and capital lease obligations for leased office equipment.. The increase in other income (expense), net, in fiscal 2015 as compared to 2014 is due primarily to an increase in realized gains, amounting to $390,000, from sales of certain investments in marketable equity securities.

Benefit from Income Taxes

The effective tax rates for fiscal 2015 and 2014 are lower than statutory tax rates due to our inability to fully recognize the benefits of federal and state loss carryforwards prior to their utilization. (See Note 6 of Notes to Consolidated Financial Statements contained elsewhere in this report).

Liquidity and Capital Resources

The following table is a summary of our Consolidated Statements of Cash Flows and Cash and Working Capital:

	As of and for the Years Ended June 30,
	2015	2014
	(In thousands)
Cash provided by (used in):
Operating activities	$(775)	$(329)
Investing activities	$(1,513)	$323
Financing activities	$(203)	$1,514

Cash, cash equivalents and working capital:
Cash and cash equivalents	$697	$3,188
Working capital	$4,712	$6,766

Cash Flows from Operating Activities

Cash used in operating activities during fiscal 2015 was $775,000. The primary uses of cash arose from our net loss of $365,000, increases in inventory of $1.7 million to service our backlog of $10.6 million as of June 30, 2015 as well as increases in accounts receivable totaling $554,000, consistent with our increase in net sales. These uses of cash are offset primarily by an increase in accounts payable, accrued expenses and deferred rent of $1.2 million, an increase in deferred revenue of $362,000 and a decrease in unbilled receivables of $220,000 caused by the completion of one of our long-term product development contracts.

Cash used in operating activities during fiscal 2014 was $329,000. The primary uses of cash arose from the net loss for the year of $488,000, which was offset by non-cash depreciation and amortization of $527,000, an increase in accounts receivable of $440,000 related to the resumption of product delivery orders during fiscal 2014 from our largest customer, which orders had been suspended at June 30, 2013, an increase in unbilled receivables of $828,000 related to the product development portion of certain contracts in progress at June 30, 2014, and an aggregate decrease of $313,000 in accounts payable, accrued expenses and deferred rent. The primary source of cash was a $1.2 million reduction of inventory, which had been built up at the end of the fiscal 2013 as a result of the suspension of product delivery orders from our largest customer. With the resumption of the customer’s orders in December 2013, this inventory build-up was substantially consumed as of June 30, 2014.

Cash Flows from Investing Activities

Net cash used in investing activities in fiscal 2015 was $1.5 million. During the 2015 fiscal year, we invested $1.7 million in the purchase of notes receivable and the extension of additional revolving credit as further described in Note 8 to the Consolidated Financial Statements contained elsewhere in this report. We also purchased Huber Precision and Fineline Molds for a total of $866,000, made capital expenditures primarily for tooling and manufacturing equipment in the amount of $244,000 and received $1.3 million in proceeds from the sale of equity securities in conformity with our Surplus Capital Investment Policy described in more detail below. Additionally, we expended $64,000 in capitalized legal fees and software development costs related to internally developed intellectual property.

Net cash provided by investing activities in fiscal 2014 was $323,000. We received $900,000 in proceeds received from the sale of the land and building housing our former Astromec operations, and $228,000 in proceeds received from the sale of investments in common stock of public companies. Uses of cash consisted of investments, aggregating $654,000, in marketable equity securities of publicly held companies, costs of internally developed software and intellectual property amounting to $105,000, and purchases of equipment amounting to $50,000.

Cash Flows from Financing Activities

During fiscal year 2015 we spent $154,000 on the repurchase of 69,773 shares of our common stock pursuant to the share repurchase program described in more detail below. We also repurchased the outstanding in-the money stock options held by our former Chief Executive Officer for $32,000, pursuant to the terms of his separation agreement.

Cash provided from financing activities during fiscal 2014 was $1.5 million and consisted almost entirely of our completion of a common stock rights offering, which raised net proceeds of $1.5 million after deducting legal, accounting and other related fees (see “Rights Offering” below).

Liquidity Requirements for the Next 12 Months

  As of June 30, 2015, our working capital was $4.7 million. We currently believe that our existing cash and cash equivalent balances as well as our account receivable balances, as well as capital infusions provided by two separate financing transactions entered into in September, 2015 (See Note 15 to the Consolidated Financial Statements contained elsewhere in this report) will provide us sufficient funds to satisfy our cash requirements as our business is currently conducted for at least the next 12 months. In addition to our cash and cash equivalent balances, we expect to derive a portion of our liquidity from our cash flows from operations. Additionally, we plan to liquidate the Ramsey Property and related notes receivable, however there can be no assurance that we will be successful in our efforts to liquidate these investments within the next 12 months, if at all. Certain factors and events could negatively affect our cash flows from operations, including:

•	In the event that any of our significant customers are unable to perform due to cancelation of their ordered products and/or their ability to pay for such products in a timely manner. Such significant change would negatively impact our revenue, operating results, and cash flows.

•	If we are unable to successfully evict the company located in Ramsey, Minnesota from the premises it may delay a subsequent sale of some or all of the business assets either owned by Pro-Dex or serving as security for the promissory notes and revolving loan.

We are focused on preserving our cash balances by monitoring expenses, identifying cost savings, and investing only in those development programs and products that we believe will most likely contribute to our profitability. As we execute on our current strategy, however, we may require debt and/or equity capital to fund our working capital needs. In particular, we have experienced, and anticipate that we may experience a negative operating cash flow in the future, especially as we procure long-lead time materials to satisfy our current backlog. We may attempt to raise additional funds through public or private debt or equity financings if such financings become available on acceptable terms, or we may seek working capital financing through the extension of additional credit. We cannot be certain that any additional financing we may need will be available on terms acceptable to us, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of opportunities, develop new products or otherwise respond to competitive pressures, and our operating results and financial condition could be adversely affected.

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

The Investment Committee is comprised of Messrs. Swenson (Chair), Cabillot and Van Kirk.

In June 2013, the Investment Committee approved investments aggregating $500,000, and approved an additional $500,000 in July 2013. Additionally, in May 2014 the Investment Committee approved the transfer to our money market account of $1,650,000, representing the gross proceeds from the common stock rights offering. At June 30, 2014, $857,000 had been invested in marketable public equity securities, having a market value at June 30, 2014 of $1,058,000, and $1,871,000 was invested in money market funds. Additionally, during the fiscal year ended June 30, 2014, we sold equity securities with a cost basis of $163,000, for $228,000, resulting in a realized gain of $65,000. During the third quarter of fiscal 2015, the Investment Committee liquidated the entire equity portfolio to assist with our working capital requirements. The Company recorded realized gains on the sales of securities of $455,000 for the fiscal year ended June 30, 2015.

In September 2013, our Board approved a share repurchase program authorizing the Company to repurchase up to 750,000 shares of our common stock. In accordance with, and as part of this share repurchase program, our Board approved, on September 23, 2014, the adoption of a prearranged share repurchase plan intended to qualify for the safe harbor under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (“10b5-1 Plan”). The 10b5-1 Plan became effective on September 24, 2014 and terminated on March 23, 2015. Through March 23, 2015, we repurchased 69,773 shares at an aggregate cost of $154,000, inclusive of fees, under the terms of the 10b5-1 Plan. Repurchases under the 10b5-1 Plan were administered through an independent broker.

Rights Offering

We completed a common stock rights offering in April, 2014, pursuant to a registration statement on Form S-3 filed with the SEC. We received gross proceeds of approximately $1.65 million before expenses of approximately $140,000, through shareholder subscriptions for 868,732 shares of common stock.

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

Since the rights offering we have invested approximately $1.7 million in real property and promissory notes secured by business assets of Riverside located in Ramsey, Minnesota. We also completed the business acquisitions of Huber and Fineline for a total cash investment of $866,000.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers,” which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. ASU 2014-09 requires an entity to recognize revenue depicting the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires enhanced revenue related disclosures. In July 2015, the FASB deferred the effective date to fiscal years beginning after December 15, 2018 and early adoption of the standard is permitted, but not before the original effective date of December 15, 2017. This update permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect this guidance will have on the consolidated financial statements and related disclosures.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40).  This guidance defines management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures.  Under the guidance, management is required to evaluate, for each annual and interim reporting period, whether it is probable that the entity will not be able to meet its obligations as they become due within one year after the date that the financial statements are issued or are available to be issued.  When management identifies substantial doubt about the entity’s ability to continue as a going concern, additional disclosures are required. This guidance will be effective for annual reporting periods beginning after December 15, 2016.  The Company is evaluating the effect this guidance will have on the consolidated financial statements and related disclosures.

In February 2015, the FASB issued ASU 2015-02, Consolidation. This guidance amends existing consolidation guidance in which a reporting entity might be required to consolidate another legal entity in situations in which the reporting entity’s contractual rights do not give it the ability to act primarily on its own behalf, the reporting entity does not hold a majority of the legal entity’s voting rights, or the reporting entity is not exposed to a majority of the legal entity’s economic benefits or obligations. The guidance:

•	modifies the evaluations of whether limited partnerships and similar legal entities are variable interest entities or voting interest entities;

•	eliminates the presumption that a general partner should consolidate a limited partner;

•	affects the consolidation analysis of reporting entities that are involved with variable interest entities, particularly those that have fee arrangements and related party relationships; and

•	provides a scope exception from consolidation guidance for reporting entities with interests in certain investment funds.

The guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. The Company does not expect the adoption of this guidance to have a material impact on the Company’s consolidated results of operations, financial position or cash flows.

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

PRO-DEX, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

The Shareholders and Board of Directors

Pro-Dex, Inc.

We have audited the accompanying consolidated balance sheets of Pro-Dex, Inc. and Subsidiaries (the “Company”) as of June 30, 2015 and 2014 and the related consolidated statements of operations and comprehensive loss, shareholders’ equity and cash flows for each of the years in the two-year period ended June 30, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pro-Dex, Inc. and Subsidiaries as of June 30, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the two-year period ended June 30, 2015 in conformity with accounting principles generally accepted in the United States of America.

/s/ Moss Adams LLP
Moss Adams LLP
Irvine, California
September 17, 2015

PRO-DEX, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 30,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$697	$3,188
Accounts receivable, net of allowance for doubtful accounts of $36 and $29 at June 30, 2015 and 2014, respectively	2,326	1,776
Unbilled receivables	853	1,073
Other current receivables	28	31
Inventory	4,310	2,600
Prepaid expenses	124	110
Deferred income taxes	70	115
Total current assets	8,408	8,893
Investments	—	1,058
Plant, equipment and leasehold improvements, net	1,470	1,575
Investment in Ramsey property and related notes receivable	1,652	—
Goodwill	353	—
Intangibles	547	105
Other assets	86	77
Total assets	$12,516	$11,708

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,867	$744
Accrued liabilities	1,202	1,090
Deferred revenue	594	232
Income taxes payable	—	53
Note payable	24	—
Capital lease obligations	7	8
Total current liabilities	3,694	2,127
Non-current liabilities:
Deferred income taxes	70	115
Deferred rent	204	243
Note payable, net of current portion	70	—
Capital lease obligations, net of current portion	—	7
Total non-current liabilities	344	365
Total liabilities	4,038	2,492

Commitments and Contingencies

Shareholders’ equity:
Common stock, no par value, 50,000,000 shares authorized; 4,139,579 and 4,211,019 shares issued and outstanding at June 30, 2015 and 2014, respectively	18,411	18,582
Accumulated other comprehensive income	—	202
Accumulated deficit	(9,933)	(9,568)
Total shareholders’ equity	8,478	9,216
Total liabilities and shareholders’ equity	$12,516	$11,708

See notes to consolidated financial statements.

PRO-DEX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share data)

	Years Ended June 30,
	2015	2014

Net sales	$13,383	$10,812
Cost of sales	9,679	7,846
Gross profit	3,704	2,966

Operating expenses:
Selling expenses	975	585
General and administrative expenses	1,963	1,713
Research and development costs	1,668	1,482
Total operating expenses	4,606	3,780
Operating loss	(902)	(814)
Other income (expense):
Interest income	6	12
Realized gain on sale of investments	455	65
Gain (loss) on sale of equipment	1	(10)
Interest expense	(6)	(8)
Total other income	456	59

Loss from continuing operations before income taxes	(446)	(755)
Benefit from income taxes	44	104

Net loss from continuing operations	(402)	(651)
Income from discontinued operations, net of income taxes	37	163
Net loss	$(365)	$(488)

Other comprehensive income, net of tax:
Unrealized gain from marketable equity investments	—	262
Less: Reclassification of gains included in net loss	—	(65)
Comprehensive loss	$(365)	$(291)

Basic and diluted income (loss) per share:
Net loss from continuing operations	$(0.10)	$(0.19)
Income from discontinued operations	0.01	0.05
Net loss	$(0.09)	$(0.14)

Basic and diluted weighted average common shares outstanding	4,169,326	3,493,151

See notes to consolidated financial statements.

PRO-DEX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For The Years Ended June 30, 2015 and 2014

(In thousands, except share data)

	Common Shares

	Number of Shares	Amount	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
Balance at June 30, 2013	3,348,184	$17,012	$5	$(9,080)	$7,937
Net loss	—	—	—	(488)	(488)
Issuance of common stock from rights offering	868,732	1,514	—	—	1,514
Exercise of stock options	4,104	6	—	—	6
Net change in unrealized gain from marketable equity investments	—	—	197	—	197
Restricted stock forfeitures	(10,001)	—	—	—	—
Share-based compensation	—	50	—	—	50

Balance at June 30, 2014	4,211,019	$18,582	$202	$(9,568)	$9,216
Net loss	—	—	—	(365)	(365)
Rights offering costs	—	(2)	—	—	(2)
Repurchase of options	—	(32)	—	—	(32)
Net change in unrealized gain from marketable equity investments	—	—	(202)	—	(202)
Restricted stock forfeitures	(1,667)	—	—	—	—
Share-based compensation	—	17	—	—	17
Share repurchases	(69,773)	(154)	—	—	(154)
Balance at June 30, 2015	4,139,579	$18,411	$—	$(9,933)	$8,478

See notes to consolidated financial statements.

PRO-DEX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(365)	$(488)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	578	527
Realized gain on sale of investments	(455)	(65)
Gain on sale of real estate held for sale (Carson City facility)	—	(167)
Loss (gain) on sale or disposal of equipment	(1)	10
Share-based compensation	17	50
Allowance for doubtful accounts	7	5
Changes in operating assets and liabilities:
Accounts receivable and other receivables	(554)	(440)
Unbilled receivables	220	(828)
Inventory	(1,705)	1,234
Prepaid expenses and other assets	(22)	50
Accounts payable, accrued expenses and deferred rent	1,196	(313)
Deferred revenue	362	91
Income taxes receivable and payable	(53)	5
Net cash used in operating activities	(775)	(329)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment and leasehold improvements	(244)	(50)
Proceeds from sale of real estate held for sale (Carson City Facility)	—	900
Business acquisitions	(866)	—
Purchase of notes receivable (See Note 8)	(1,652)	—
Proceeds from sale of equipment	1	4
Proceeds from sale of investments	1,324	228
Increase in intangibles	(64)	(105)
Purchase of investments	(12)	(654)
Net cash provided by (used in) investing activities	(1,513)	323

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on capital lease and note payable	(15)	(5)
Repurchases of common stock	(154)	—
Net proceeds received (paid) related to common stock rights offering	(2)	1,513
Proceeds (payments) from exercise (repurchase) of stock options	(32)	6
Net cash provided by (used in) financing activities	(203)	1,514

Net increase (decrease) in cash and cash equivalents	(2,491)	1,508
Cash and cash equivalents, beginning of year	3,188	1,680
Cash and cash equivalents, end of year	$697	$3,188

See notes to consolidated financial statements.

PRO-DEX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

(In thousands)

	Years Ended June 30,
	2015	2014
Supplemental disclosures of cash flow information:

Noncash investing and financing activities:
Promissory note issued in conjunction with a business acquisition	$100	$—
Exchange of notes receivable for real property	$1,059	$—

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$7	$7
Cash paid for interest	$6	$8

See notes to consolidated financial statements.

PRO-DEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business

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

During fiscal 2015 we acquired Fineline Molds and Huber Precision, businesses that manufacture plastic injection molds and machined parts, respectively, for a wide variety of industries. We also provide engineering consulting and placement services, as well as quality and regulatory consulting services through our Engineering Services Division.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Pro-Dex Astromec, Inc. (Note 7), Pro-Dex Management, Inc., a non-operating subsidiary as well as Pro-Dex Sunfish Lake, LLC and Pro-Dex Riverside, LLC, both Delaware limited liability companies created in fiscal 2015. All significant inter-company accounts and transactions have been eliminated.

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

Due to the complexity of many of the contracts we have undertaken, the cost estimation process requires significant judgment. It is based upon the knowledge and experience of our project managers, engineers, and finance professionals. Factors that are considered in estimating the cost of work to be completed and ultimate profitability of the fixed price product development portion of development and supply contracts include, among others, the nature and complexity of the work to be performed, availability and productivity of labor, the effect of change orders, the availability of materials, performance of subcontractors, and expected costs for specific regulatory approvals.

PRO-DEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Cash and Cash Equivalents

We consider all highly liquid investments with an original maturity of ninety days or less to be cash equivalents. At June 30, 2015 there were no cash equivalents included in the cash and cash equivalents balance. At June 30, 2014 cash equivalents consisted of investments in money market funds.

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

Investments

Investments reported on the June 30, 2014 balance sheet consist of marketable equity securities of publicly held companies. Management intended to hold such securities for a sufficient period in which to realize a reasonable return, which periods may range between one and several years, although there is no assurance that positive returns will be realized or that such securities will not be liquidated in a shorter-than-expected time frame to accommodate future liquidity requirements. Accordingly, investments were classified as non-current and available-for-sale in conformity with ASC Section 320. Investments are marked to market at each measurement date, with unrealized gains and losses presented as adjustments to accumulated other comprehensive income or loss.

Long-lived Assets

We review the recoverability of long-lived assets, consisting of plant, equipment and leasehold improvements, when events or changes in circumstances occur that indicate carrying values may not be recoverable.

PRO-DEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Plant, equipment and leasehold improvements are recorded at historical cost and depreciation is provided using the straight-line method over the following periods:

Equipment	Three to ten years
Leasehold improvements	Shorter of the lease term or the asset’s estimated useful life

Investment in Ramsey Property and Related Notes Receivable

During the fourth quarter of fiscal 2015, as disclosed in a Form 8-K filed with the SEC on May 13, 2015, we entered a settlement agreement such that we received the deed to the land and building located in Ramsey, Minnesota (the “Ramsey Property”) which had previously been held as security for certain notes receivable.

The related notes receivable (as further described in Note 8) are accounted for under ASC Section 310-30 “Loans and Debt Securities Acquired with Deteriorated Credit Quality.” The notes are recorded at their purchase price and since the notes remain in default, they are considered impaired and have been placed on nonaccrual status, meaning there is no accrual for interest earnings. No interest has been collected or recognized since the date of purchase. Due to uncertainties relating to future cash flows projected to be received on the notes, no accretable yield has been recorded.

The notes are considered impaired because we do not believe the contractual payments will be collected pursuant to contract terms. Accordingly, the recorded investment is reflected at the lesser of the purchase price or the estimated fair value of the collateral (with appropriate reductions for estimated disposal costs).

Goodwill & Intangibles

We recorded $353,000 of goodwill and $54,000 of trade name in conjunction with the asset purchase of Fineline Molds. Accordingly, subsequent to the measurement period described below under business combinations, we will assess potential impairment of goodwill and trade name annually, or more frequently if there are events or changes in circumstances that may indicate potential impairment. Intangibles consist of legal fees incurred in connection with patent applications, capitalized software development costs, covenant not to compete, trade name, and customer lists including backlog. The patent costs will be amortized over the life of the applicable patent upon its issuance and the capitalized software development costs will be amortized over the estimated product life of the underlying product which was released for sale during the fourth quarter of fiscal 2015. The covenant not to compete and customer list including backlog relate to assets acquired in conjunction with the purchase of Huber Precision and Fineline Molds and will be amortized over their estimated useful lives.

Variable Interest Entities

The Company has a variable interest in Riverside Manufacturing, Inc. (“Riverside”) because of extending financing in the form of promissory notes and a revolving loan. Therefore, Riverside is considered a variable interest entity (“VIE”) under GAAP. VIEs are legal entities in which the equity investors do not have sufficient equity at risk for the entity to independently finance its activities or the collective holders do not have the power through voting or similar rights to direct the activities of the entity that most significantly impact its economic performance, the obligation to absorb the expected losses of the entity, or the right to receive expected residual returns of the entity. Consolidation of a VIE is considered appropriate if a reporting entity is the primary beneficiary, the party that has both significant influence and control over the VIE. Management periodically performs a qualitative analysis to determine if the Company is the primary beneficiary of a VIE. This analysis includes review of the VIE’s capital structure, contractual terms, and primary activities, including the Company’s ability to direct the activities of the VIE and obligations to absorb losses, or the right to receive benefits, significant to the VIE. Additionally, changes in our investments may result in a reconsideration event that may necessitate consolidation in the future.

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

PRO-DEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income Taxes

We recognize deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of our assets and liabilities along with net operating losses and tax credit carryovers. Deferred tax assets at both June 30, 2015 and 2014 consisted primarily of basis differences related to research and development tax credit utilization, intangible assets, accrued expenses and inventories.

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

Concentration of Credit Risk

Financial instruments that potentially subject us to credit risk consist principally of cash and trade receivables. We place our cash with major financial institutions. At June 30, 2015 and 2014, and throughout the fiscal years then ended, we had deposits in excess of federally insured limits. Credit sales are made to original equipment manufacturers and resellers throughout the world, and sales to such customers account for a substantial portion of our trade receivables. While such receivables are not collateralized, we evaluate their collectability based on several factors including customers’ payment histories.

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

PRO-DEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Basic and Diluted Per Share Information

Basic per share amounts are computed on the basis of the weighted-average number of common shares outstanding during each period presented. Diluted per share amounts assume the exercise of all potential common stock equivalents, consisting solely of options to purchase common stock as discussed in Note 12, unless the effect of such exercise is to increase income, or decrease loss, per common share.

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

Investment in Ramsey property and related notes receivable: These investments are classified within Level 3 of the valuation hierarchy for purposes of evaluating potential impairment of these assets. The fair value of the property and related notes receivable is based upon the valuation of third party appraisals of the land and building as well as the equipment which is security for the notes less estimates of liquidation costs.

Although the methods above may produce a fair value calculation that may not be indicative of the net realizable value or reflective of future fair values, we believe our valuation methods are appropriate.

Advertising

Advertising costs are charged to selling expense as incurred and amounted to $51,000 and $61,000 for the fiscal years ended June 30, 2015 and 2014, respectively.

Recent Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers,” which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. ASU 2014-09 requires an entity to recognize revenue depicting the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires enhanced revenue related disclosures. In July 2015, the FASB deferred the effective date to fiscal years beginning after December 15, 2018 and early adoption of the standard is permitted, but not before the original effective date of December 15, 2017. This update permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect this guidance will have on the consolidated financial statements and related disclosures.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40). This guidance defines management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. Under the guidance, management is required to evaluate, for each annual and interim reporting period, whether it is probable that the entity will not be able to meet its obligations as they become due within one year after the date that the financial statements are issued or are available to be issued. When management identifies substantial doubt about the entity’s ability to continue as a going concern, additional disclosures are required. This guidance will be effective for annual reporting periods beginning after December 15, 2016. The Company is evaluating the effect this guidance will have on the consolidated financial statements and related disclosures.

PRO-DEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In February 2015, the FASB issued ASU 2015-02, Consolidation. This guidance amends existing consolidation guidance in which a reporting entity might be required to consolidate another legal entity in situations in which the reporting entity’s contractual rights do not give it the ability to act primarily on its own behalf, the reporting entity does not hold a majority of the legal entity’s voting rights, or the reporting entity is not exposed to a majority of the legal entity’s economic benefits or obligations. The guidance:

•	modifies the evaluations of whether limited partnerships and similar legal entities are variable interest entities or voting interest entities;

•	eliminates the presumption that a general partner should consolidate a limited partner;

•	affects the consolidation analysis of reporting entities that are involved with variable interest entities, particularly those that have fee arrangements and related party relationships; and

•	provides a scope exception from consolidation guidance for reporting entities with interests in certain investment funds.

The guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. The Company does not expect the adoption of this guidance to have a material impact on the Company’s consolidated results of operations, financial position or cash flows.

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

Reclassifications

Certain prior period balances have been reclassified to conform to the current period presentation.

3.	Business Acquisitions

During the fiscal year ended June 30, 2015, we completed two acquisitions. On December 1, 2014, we completed the acquisition of Huber Precision (“Huber”), a manufacturer of machined parts, primarily for the oil and electronics industry. The aggregate purchase price paid was $209,000. On February 1, 2015, we completed the acquisition of Fineline Molds (“Fineline”), a manufacturer of plastic injection molds for a variety of industries. The aggregate purchase price was $757,000, of which $657,000 was paid in cash at closing and $100,000 of which is to be paid by the Company under the terms of a four-year promissory note issued to Fineline at closing, which bears interest at 4% per annum and requires sixteen equal quarterly payments of principal and accrued interest in the amount on $6,794. The note is secured by all of the assets acquired by us from Fineline.

PRO-DEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The acquisitions were completed to support expansion of the business and broaden the Company’s customer base. We have accounted for these acquisitions as business combinations using the acquisition method of accounting. This method requires, among other things, that assets acquired and liabilities assumed in a business combination be recognized at their fair values as of the acquisition date.  There were no liabilities assumed as part of either the Huber or Fineline acquisitions.  Pro forma historical results of operations related to both acquisitions during the period prior to the acquisition date have not been presented because they are not material to our consolidated statements of operations and comprehensive income (loss).  The results of operations related to the businesses acquired have been included in the Company’s consolidated statements of operations since the date of acquisition, respectively. The fair value determination of assets recorded are those of management. The fair value determination of the customer list and backlog was based on the excess of earnings method which is based on the prospective net cash flows of the existing customers. The fair value determination of the trade name was based upon a relief from royalty approach which assesses the royalty savings an entity realizes since it owns the asset and isn’t required to pay a third party license for its use. The fair value determination of the covenants no to compete was based upon a discounted cash flow model.

4.           Composition of Certain Financial Statement Items

Inventory

Inventory is stated at the lower of cost (first-in, first-out) or market and consists of the following (in thousands):

	June 30,
	2015	2014
Raw materials /purchased components	$2,025	$878
Work in process	1,030	525
Sub-assemblies /finished components	1,095	823
Finished goods	160	374
Total inventory	$4,310	$2,600

Investments

During the fiscal year ended June 30, 2015, we liquidated our investment portfolio to fund our working capital requirements, especially our inventory requirements, as we prepared to launch production of two new products. We recorded realized gains of $455,000 during fiscal 2015 upon the sale of our investments in marketable equity securities of publicly held companies.

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

PRO-DEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Equipment and Leasehold Improvements

Equipment and leasehold improvements consist of the following (in thousands):

	June 30,
	2015	2014
Office furnishings and fixtures	$2,008	$2,054
Machinery and equipment	4,803	4,574
Leasehold improvements	2,086	2,312
Total	8,897	8,940
Less: Accumulated depreciation and amortization	(7,427)	(7,365)
	$1,470	$1,575

Depreciation expense, which includes capital lease amortization, for the years ended June 30, 2015 and 2014 amounted to $534,000 and $527,000, respectively.

Intangibles

Intangibles consist of the following (in thousands):

	June 30, 2015	June 30, 2014
Capitalized software development costs	$73	$37
Covenant not to compete	52	—
Trade name	54	—
Customer list and backlog	316	—
Patent-related costs	96	68
Total intangibles	$591	$105
Less accumulated amortization	(44)	—
	$547	$105

Capitalized software development costs relate to internally developed software, which will be amortized over the estimated product life of the underlying product which was released for sale during the fourth quarter of fiscal 2015. Both the covenant not to compete and the customer list and backlog relate to assets acquired in conjunction with the business acquisitions more fully described in Note 3 above and will be amortized over various periods not to exceed ten years. The trade name relates exclusively to Fineline Molds and has an indefinite life, subject to impairment loss consideration if certain conditions exist. Patent-related costs consist of legal fees incurred in connection with patent applications, and will be amortized over the life of the applicable patent upon its issuance, or expensed immediately in the event the patent office denies the issuance of the patent. Expected amortization expense for the next five fiscal years ending June 30 are as follows (in thousands):

Fiscal Year:	Amortization Expense
2016	$117
2017	53
2018	53
2019	53
2020	47
Total expected amortization	$323

PRO-DEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	June 30,
	2015	2014
Warranty	$261	$237
Payroll and related items	302	240
Accrued legal and professional fees	46	13
Accrued sales, use and excise taxes	36	8
Accrued losses on development contracts	385	468
Accrued inventory in transit	83	22
Other	89	102
	$1,202	$1,090

Accumulated Other Comprehensive Income

Accumulated other comprehensive income consists of the following (in thousands):

	June 30,
	2015	2014
Unrealized gain on marketable equity securities	$—	$262
Less: Reclassification of gains included in net loss	—	(65)
Unrealized gain on marketable securities, net	$—	$197

5.           Warranty Accrual

Information relating to the accrual for warranty costs for the years ended June 30, 2015 and 2014 is as follows (in thousands):

	June 30,
	2015	2014
Balance at beginning of year	$237	$323
Accruals during the year	372	225
Change in estimates of prior period accruals	(208)	(108)
Warranty amortization	(140)	(203)
Balance at end of year	$261	$237

Warranty expense relating to new product sales and changes to estimates was $164,000 and $117,000, respectively, for the fiscal years ended June 30, 2015 and 2014.

PRO-DEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.           Income Taxes

The provision for (benefit from) income taxes from continuing operations consists of the following amounts (in thousands):

	Years Ended June 30,
	2015	2014
Current:
Federal	$—	$—
State	(44)	3
Deferred:
Federal	—	(84)
State	—	(23)
Benefit from income taxes	$(44)	$(104)

The effective income tax rate on loss from continuing operations differs from the United States statutory income tax rates for the reasons set forth in the table below (in thousands, except percentages).

	Years Ended June 30,
	2015		2014
	Amount	Percent Pretax Income	Amount	Percent Pretax Income
Loss from continuing operations before income taxes	$(446)	100%	$(755)	100%

Computed “expected” income tax benefit on loss from continuing operations before income taxes	$152	34%	$257	34%
State tax, net of federal benefit	30	7%	(10)	(1%)
Tax incentives	88	20%	30	4%
Change in valuation allowance	(227)	(51%)	(154)	(21%)
Permanent differences	—	—	(31)	(4%)
State income tax rate adjustment	—	—	12	2%
Other	1	—	—	—
Income tax benefit	$44	10%	$104	14%

The total income tax expense recorded for the years ended June 30, 2015 and 2014 was as follows (in thousands):

	June 30,
	2015	2014
Tax benefit from continuing operations	$(44)	$(104)
Tax expense from discontinued operations	—	107
	$(44)	$3

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at June 30, 2015 and 2014 are as follows (in thousands):

	June 30,
	2015	2014
Deferred tax assets/(liabilities) – current:
Accrued expenses	$385	$253
Inventory	457	486
Other	6	—
Net operating losses	—	119
State taxes	(3)	1
Less: valuation allowance	(775)	(744)
Net deferred tax assets	$70	$115

PRO-DEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	June 30,
	2015	2014
Deferred tax assets/(liabilities) – non-current:
Income tax credit carry forwards	$1,562	$1,443
Net operating losses	1,592	1,299
Intangible assets	251	287
Deferred rent	—	132
Other	28	—
State taxes	22	16
Property and equipment, principally due to differing depreciation methods	(316)	(458)
Goodwill	(4)	—
Federal impact of state taxes	(20)	—
Share based compensation	—	16
Unrealized gain on investment	—	(85)
Total gross deferred tax assets	3,115	2,650
Less: valuation allowance	(3,185)	(2,765)
Net deferred tax liabilities	$(70)	$(115)

We have federal net operating loss carry forwards at June 30, 2015 and 2014 in the amount of $2,983,000 and $2,556,000, respectively, which begin to expire in 2034. Fiscal 2015 federal net operating losses include $17,000 of losses which have been created from excess stock compensation deductions. State net operating loss carry forwards at June 30, 2015 and 2014 amount to $6,543,000 and $6,339,000, respectively, and begin to expire in 2025. Federal tax credit carry forwards at June 30, 2015 and 2014 amount to $1,072,000 and $884,000, respectively, and begin to expire in 2026. State tax credit carry forwards at June 30, 2015 and 2014 amount to $773,000 and $559,000, respectively, the majority of which do not expire.

Significant management judgment is required in determining our provision for income taxes and the recoverability of our deferred tax asset. Such determination is based primarily on our historical taxable income, with some consideration given to our estimates of future taxable income by jurisdictions in which we operate and the period over which our deferred tax assets will be recoverable. Due to cumulative taxable losses in recent years, we have maintained a full valuation allowance against our deferred tax assets at June 30, 2015 and 2014, information related to which is as follows (in thousands):

Valuation Allowance
Balance at July 1, 2014	$(3,509)
Increase in deferred tax asset valuation allowance	(451)
Balance at June 30, 2015	$(3,960)

As of June 30, 2015, we have accrued $399,000 of unrecognized tax benefits related to federal and state income tax matters that would reduce the Company’s income tax expense if recognized. However, since we currently have a full valuation allowance against our deferred tax assets the timing of the favorable effective tax rate impact will be delayed until such time, if ever, that the valuation allowance is eliminated.

PRO-DEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information with respect to our accrual for unrecognized tax benefits is as follows (in thousands):

	June 30,
	2015	2014
Unrecognized tax benefits:
Beginning balance	$363	$347
Additions based on federal tax positions related to the current year	8	21
Additions based upon state tax positions related to the current year	15	—
Additions for tax positions of prior years	13	—
Reductions for tax positions of prior years	—	(5)
Ending balance	$399	$363

Although it is reasonably possible that certain unrecognized tax benefits may increase or decrease within the next twelve months due to tax examinations, settlement activities, expirations of statute of limitations, or the impact on recognition and measurement considerations related to the results of published tax cases or other similar activities, we do not anticipate any significant changes to unrecognized tax benefits over the next twelve months.

We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense when applicable. As of June 30, 2015, no interest or penalties applicable to our unrecognized tax benefits have been accrued since we have sufficient tax attributes available to fully offset any potential assessment of additional tax.

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

7.	Discontinued Operations and Real Estate Held for Sale

In February 2012, we completed the sale of our fractional horsepower motor product line located in Carson City, Nevada, operating under the name Pro-Dex Astromec (“Astromec”) pursuant to an Asset Purchase Agreement (the “APA”).

Under the terms of the APA, we received earnout payments based on revenues generated from the sale of certain products as defined in the APA. Such earnout payments, if and when earned, were paid to us within 30 days following the end of each of our fiscal quarters during the three years subsequent to the February 2012 closing date, and amount to 6%, 4% and 2% of the eligible sales in the first, second and third such years, respectively. The earnout payments are recognized in the quarter in which we become entitled to receive them. For the years ended June 30, 2015 and 2014, we recognized income from earnout payments of $53,000 and $120,000, respectively, of which $17,000 was included in trade receivables in the accompanying June 30, 2014 balance sheet, and was received in July 2014. We have recognized an aggregate of $404,000 in income from such earnout payments since the February 2012 closing date.

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

	Years Ended June 30,
	2015	2014
Revenues	$53	$120
Income before provision for income taxes of $0 and $107,000, respectively	$37	$270

We do not expect to receive any future revenue or incur any future expenses related to the sale of Astromec.

8.	Investment in Ramsey Property and Related Notes Receivable & Variable Interest Entity Considerations

In November 2014, the Company purchased two promissory notes through a Loan Purchase and Sale Agreement in the amount of $1.2 million. The promissory notes were cross-collateralized and originally secured by (collectively, the “Collateral”), among other things, real property consisting of 2.3 acres of land and an approximate 30,000 square foot industrial building and a security interest in substantially all of the assets of Riverside Manufacturing, Inc. (“Riverside”) (consisting primarily of machine shop equipment and accounts receivable).

The notes were recorded at their purchase price and since the notes remain in default, they have been placed on nonaccrual status, and therefore, the Company has not collected or recognized any interest income since the date of purchase. Additionally, due to uncertainties relating to future cash flows projected to be received on the notes, no accretable yield has been recorded.

During the third quarter of fiscal 2015, we entered into forbearance agreements with Riverside whereby we agreed to forbear from enforcing our rights under the promissory notes until July 31, 2015. Additionally, we entered into a revolving loan agreement, whereby we have agreed to advance Riverside from time-to-time up to an aggregate amount of $200,000 at any time prior to July 31, 2015. During the fourth quarter of fiscal 2015, we amended the revolving loan agreement to provide for advances to Riverside of up to an aggregate amount of $300,000 under a Revolving Loan Modification Agreement filed herewith.

Additionally, during the fourth quarter of fiscal 2015, as disclosed in a Form 8-K filed with the SEC on May 13, 2015, we entered a settlement agreement such that we received the deed to the land and building located in Ramsey, Minnesota which had previously been held as security for notes receivable. The notes are considered impaired because we do not believe the contractual payments will be collected pursuant to contract terms. Accordingly, the recorded investment is reflected at the lesser of the purchase price or the estimated fair value of the collateral (with appropriate reductions for estimated disposal costs). As of June 30, 2015, we obtained third party appraisals of the land and building as well as the equipment which is security for the notes, less estimates of liquidation costs and have determined that no impairment charge is necessary.

As of June 30, 2015, the Company has evaluated whether or not the investments in Riverside create a variable interest entity (“VIE”) requiring consolidation. VIEs are legal entities in which the equity investors do not have sufficient equity at risk for the entity to independently finance its activities or the collective holders do not have the power through voting or similar rights to direct the activities of the entity that most significantly impact its economic performance, the obligation to absorb the expected losses of the entity, or the right to receive expected residual returns of the entity. Consolidation of a VIE is considered appropriate if a reporting entity is the primary beneficiary, the party that has both significant influence and control over the VIE. Management performed a qualitative analysis to determine if the Company is the primary beneficiary of Riverside. The Company performed a VIE analysis including a review of Riverside’s capital structure, contractual terms, and primary activities, including the Company’s ability to direct the activities of Riverside and its obligations to absorb losses, or the right to receive benefits, significant to Riverside. The Company has determined that Riverside’s debt represented by the two promissory notes and the revolving loan constitute the majority of its financial support and continuing support for its ongoing operations, and that the equity investment at risk in Riverside was insufficient to permit financing of activities without additional financial support from the Company. Accordingly, it was determined that the Company has a variable interest in Riverside and Riverside is a variable interest entity of the Company. Based on the Company’s analysis as of June 30, 2015, however, it was determined that the Company is not the primary beneficiary of Riverside because the sole shareholder of Riverside has retained the day to day management and control over all key economic decisions of the Riverside business and the Company has no authority as the primary creditor of Riverside to affect any of these management decisions nor does the Company have any obligation to absorb Riverside’s losses or the right to receive any benefits from Riverside.

Our total investment in Riverside as of June 30, 2015 is represented by real estate and notes receivable in the amount of $1,624,000 reported on our consolidated balance sheet collectively as Investment in Ramsey property and related notes receivable. Our maximum investment at risk, inclusive of additional credit extended to Riverside between June 30, 2015 and July 31, 2015, should Riverside remain in default on the notes coupled with our inability to foreclose on the collateral and sell the land and building would be $1,710,000. During the fiscal year ended June 30, 2015 we have provided no support, financial or otherwise, to Riverside other than as contractually required by the revolving loan agreement. The payments we have advanced to Riverside under the revolving loan agreement have generally been made to fund Riverside’s ongoing working capital needs. Riverside is a contract manufacturer providing services to the aerospace, commercial airline, transportation and defense-related sectors and its unaudited revenues for its fiscal year ended December 31, 2014 totaled $1.9 million. The Company originally acquired the notes to achieve a return on capital upon liquidation or operation of the Riverside assets. The Company entered into the forbearance agreements with Riverside to allow further time for Riverside to improve its financial performance and for the Company to evaluate those results prior to liquidating the investment. See Note 15 Subsequent Events.

PRO-DEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	Commitments and Contingencies

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

Additionally, during the fiscal year ended June 30, 2015 we entered leases in conjunction with the acquisitions of Huber Precision and Fineline Molds, located in San Carlos, California and San Dimas, California respectively. These leases expire on November 30, 2015 and February 28, 2017, respectively. Finally, during fiscal 2015 we opened a sales office in Troy, Michigan to support our engineering services division. The lease will expire on December 31, 2015 and as a result of closing down the office during fiscal 2015, we accrued for the remaining rent expense as of June 30, 2015. Rent expense in 2015 and 2014 was $550,000 and $518,000, respectively. Minimum lease payments for future fiscal years ending June 30 are as follows (in thousands):

Operating Leases
Fiscal Year:
2016	$553
2017	552
2018	361
Total minimum lease payments	$1,466

Compensation Arrangements

Retirement Savings 401(k) Plan

The Pro-Dex, Inc. Retirement Savings 401(k) Plan (the “401(k) Plan”) is a defined contribution plan we administer that covers substantially all our employees and is subject to the provisions of the Employee Retirement Income Security Act of 1974, as amended. Employees are eligible to participate in the 401(k) Plan when they have attained 19 years of age and then can enter into the 401(k) Plan on the first day of each calendar quarter. Participants are eligible to receive non-discretionary Pro-Dex matching contributions of 25% of their contributions up to 5% of eligible compensation. For the years ended June 30, 2015 and 2014, we recognized compensation expense amounting to $33,000 and $31,000, respectively, in connection with the 401(k) Plan.

Annual Incentive Plan (“AIP”)

The AIP provides annual incentive opportunities for our key employees based upon the attainment of certain performance goals. Compensation expense under the terms of the AIP amounted to $29,000 in fiscal year 2012. No compensation expense was accrued under the terms of the AIP in either fiscal year 2015 or 2014, however a reversal of approximately $5,000 and $9,000 of previously accrued compensation expense was recorded in fiscal 2015 and 2014, respectively, due to the separation from employment with us of one of the AIP participants whose separation released us from payment under the terms of the AIP. Accrued AIP awards included in accrued liabilities in the accompanying consolidated balance sheets as of June 30, 2015 and 2014 were $15,000 and $20,000, respectively.

PRO-DEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In September 2013, our Board approved an AIP that provides sets of incentives to achieve performance goals on an annual and a multi-year basis.

Legal Matters

We are from time to time a party to various legal proceedings incidental to our business. There can be no certainty, however, that we may not ultimately incur liability or that such liability will not be material and adverse.

10.	Share-Based Compensation

Stock Option Plans

Through June 2014, we had two active stock option plans, the Second Amended and Restated 2004 Stock Option Plan (the “Employees Stock Option Plan”) and the Amended and Restated 2004 Directors Stock Option Plan (the “Directors Stock Option Plan” and, collectively with the Employees Stock Option Plan, the “Option Plans”), pursuant to which (i) options to purchase shares of common stock, or (ii) restricted shares of common stock, could be granted up to an aggregate amount of 1,333,333 common shares, with 1,066,667 and 266,666 shares distributed between the Employees Stock Option Plan and the Directors Stock Option Plan, respectively. The Option Plans were substantially similar, providing for a strike price equal to the closing price for a share of our common stock as of the last business day immediately prior to the Grant Date, vesting periods, as determined by the Board of Directors for the Employees Stock Option Plan and six months for the Directors Stock Option Plan, and terms of up to ten years, subject to forfeit 30 days after the holder ceases to be an employee or 90 days after the holder ceases to be director, as the case may be. At June 30, 2014, options to purchase an aggregate of 531,381 and 173,334 shares under the Employees Stock Option Plan and the Directors Stock Option Plan, respectively, were available to grant in future years. Aggregate share-based compensation expense under the Plans for the years ended June 30, 2015 and 2014 were $17,000 and $50,000, respectively.

There were no stock options granted during the fiscal years ended June 30, 2015 and 2014.

As of June 30, 2015, there was an aggregate of $1,000 of unrecognized compensation cost under the Option Plans related to 5,000 non-vested outstanding stock options with a per share weighted average value of $1.73. The unrecognized expense is anticipated to be recognized on a straight-line basis over a weighted average period of 2.4 months.

The following is a summary of stock option activity under the Option Plans for the years ended June 30, 2015 and 2014:

	Outstanding Options
	Number of Shares	Weighted-Average Exercise Price
Balance, July 1, 2013	292,504	$2.48
Options granted	—	—
Options canceled or expired	(123,398)	2.22
Options exercised	(4,104)	2.33
Balance, July 1, 2014	165,002	$2.40
Options granted	—	—
Options canceled or expired	(10,001)	4.94
Options exercised	(48,333)	1.87
Balance, June 30, 2015	106,668	$2.41
Stock Options Exercisable at June 30, 2015	101,668	$2.44

PRO-DEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information regarding options outstanding and options exercisable under the Option Plans at June 30, 2015:

		Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Avg. Remaining Contractual Life	Weighted- Avg. Exercise Price	Aggregate. Intrinsic Value	Number Outstanding	Weighted-Avg. Remaining Contractual Life	Weighted- Avg. Exercise Price	Average Intrinsic Value
$0 to 2.50	95,000	6.39	$1.88	$43,850	90,000	6.35	$1.89	$40,800
2.5 to 5.00	3,334	1.88	4.38	—	3,334	1.88	4.38	—
7.51 to 10.00	8,334.52		7.65	—	8,334.52		7.65	—
Total	106,668	5.79 years	$2.41	$43,850	101,668	5.72	$2.44	$40,800

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

Restricted Stock

The following is a summary of restricted share activity for the years ended June 30, 2015 and 2014:

	Outstanding Restricted Stock Units
	Number of Shares	Weighted-Average Stock Price On Grant Date
Balance, June 30, 2013	32,500	$1.73
Granted	—	—
Forfeited	(10,001)	1.73
Vested	(9,166)	1.73
Balance, June 30, 2014	13,333	$1.73
Granted	—	—
Forfeited	(1,667)	1.73
Vested	(6,666)	1.73
Balance, June 30, 2015	5,000	$1.73

As of June 30, 2015, there was $1,000 in unrecognized compensation cost related to non-vested outstanding restricted shares. The unrecognized expense is anticipated to be amortized over the next 2.4 months.

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

PRO-DEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.         Major Customers & Suppliers

During fiscal year 2015 and 2014, the Company had one customer with sales totaling 49 percent of total sales each year.

Accounts receivable at June 30, 2015 and 2014 from that same significant customer accounted for 30 percent and 53 percent, respectively, of total gross accounts receivable.

During fiscal 2015, we had one supplier that accounted for 16 percent of total purchases. Accounts payable due to this same significant supplier represented 36 percent of total accounts payable as of June 30, 2015. We had no suppliers during fiscal 2014 who accounted for more than 10 percent of total purchases.

12.         Loss Per Share

We calculate basic loss per share by dividing net loss by the weighted average number of common shares outstanding during the reporting period. Diluted loss per share reflects the effects of potentially dilutive securities. Because we incurred net losses for the fiscal years ended June 30, 2015 and 2014, basic and diluted loss per share were the same as the inclusion of common shares of 22,607 and 23,519 as of June 30, 2015 and 2014, respectively, representing potentially issuable shares under the terms of outstanding stock option grants would have had an antidilutive effect. The summary of the basic and diluted earnings per share calculations for the years ended June 30, 2015 and 2014 is as follows (in thousands, except per share data):

	Years Ended June 30,
	2015	2014
Basic & Diluted:
Loss from continuing operations	$(402)	$(651)
Weighted average shares outstanding	4,169	3,493
Basic and diluted loss per share from continuing operations	$(0.10)	$(0.19)
Income from discontinued operations	$37	$163
Weighted average shares outstanding	4,169	3,493
Basic and diluted income per share from discontinued operations	$0.01	$0.05
Net loss	$(365)	$(488)
Weighted average shares outstanding	4,169	3,493
Basic and diluted loss per share	$(0.09)	$(0.14)

13.         Common Stock

Rights Offering

In April 2014, we completed a common stock rights offering, whereby we received gross proceeds of approximately $1.65 million, before expenses of $140,000, through shareholder subscriptions for 868,732 shares of common stock.

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

PRO-DEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.         Segment Information

In fiscal 2015, the Company has four reportable segments based on its business activities and organization:

•	Pro-Dex located in Irvine, California – providing primarily medical and dental instruments using shared production and assembly machines and workforce. This segment also incorporates Huber Precision as the revenues and assets of Huber Precision are not material to the Company’s total revenues and assets.

•	OMS located in Beaverton, Oregon – providing multi-axis motion control applications.

•	Fineline located in San Dimas, California. This business was purchased on February 1, 2015 and is a manufacturer of plastic injection molds for a variety of industries.

•	Engineering Services Division or (“ESD”). This division was launched in fiscal 2015 to provide permanent placement and contract services in the fields of engineering, manufacturing and quality to diverse businesses.

In deciding how to allocate resources and assess performance, the Company’s chief executive officer regularly evaluates the sales and operating income of these segments. Operating income is the gross margin of the segment less direct expenses of the segment. Unallocated corporate expenses include our corporate administrative cost center, which primarily includes costs associated with being a public company, as well as general and administrative expenses incurred related to our investment in the Ramsey property and related notes receivable and is a subset of total general and administrative expenses. Additionally, other costs incurred in our general and administrative expenses (“G&A”) including salaries and other personnel-related expenses for corporate, accounting, finance and human resource personnel, as well as costs for outsourced information technology services, are not allocated by segment internally and are included in Pro-Dex in the tables below. The following tables summarize segment performance for fiscal 2015 and 2014 (in thousands):

	Pro-Dex	OMS	Fineline	ESD	Corporate Unallocated	Total

Fiscal 2015
Net Sales	$11,617	$1,394	$257	$115	$—	$13,383
Gross Profit	2,653	927	44	80	—	3,704
Operating Income (loss)	75	144	(33)	(361)	(727)	(902)
Depreciation and amortization expense	536	11	31	—	—	578
Total assets	8,479	548	962	17	2,510	12,516

	Pro-Dex	OMS	Fineline	ESD	Corporate Unallocated	Total

Fiscal 2014
Net Sales	$9,298	$1,514	$—	$—	$—	$10,812
Gross Profit	2,040	926	—	—	—	2,966
Operating Income (loss)	(376)	103	—	—	(541)	(814)
Depreciation and amortization expense	513	14	—	—	—	527
Total assets	6,639	602	—	—	4,467	11,708

PRO-DEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.         Subsequent Events

On August 6, 2015 we sent a notice of default to Riverside Manufacturing, Inc. (“Riverside”) noting defaults under the various notes more fully described in Note 8, including but not limited to, failure to pay monthly payments from March 1, 2015 to July 1, 2015, failure to pay accrued interest from March 1, 2015 to July 1, 2015 and failure to pay the principal balance due by July 31, 2015. We are prepared to pursue legal action and evict Riverside from the premises. As of the date of this filing, we do not know how long it will take to complete the eviction proceedings.

In September, 2015 we entered into two separate financing transactions, as reported in the Company’s Current Report on Form 8-K filed with the SEC on September 14, 2015. The Company borrowed $500,000 from Fortitude Income Funds, LLC under a promissory note dated September 8, 2015. The loan bears interest at 12 percent per annum, contains a loan origination fee of $15,000 plus expenses, and requires monthly interest only payments until its maturity on March 15, 2016. The loan contains two three-month options to extend the principal re-payment, each requiring an up-front payment of $3,750. The loan is secured by a combination mortgage, security agreement and fixture statement covering the Ramsey Property. Additionally, on September 9, 2015 we entered a Loan and Security Agreement with Summit Financial Resources LP, (the “Summit Loan”) whereby we can borrow up to $1.0 million against our eligible receivables, as defined in the agreement. Borrowed funds will bear interest at a rate of prime plus 2 percent, and incur an additional administrative fee of 0.7 percent on the average outstanding balance. The Summit Loan has an initial period of 18 months with successive one year renewal options and requires an annual facility fee of $10,000. Both financing agreements contain customary representations and warranties for loans of this nature.

ITEM 9.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.       CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer) have concluded, based on their evaluation as of June 30, 2015, that the design and operation of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) are effective at a reasonable assurance level to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, including to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Our management is responsible for establishing and maintaining adequate “internal control over financial reporting” (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of June 30, 2015.

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

During the quarter ended June 30, 2015, there were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

ITEM 9B.       OTHER INFORMATION

None.

PART III

ITEM 10.       DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated herein by reference to our definitive Proxy Statement, which will be filed within 120 days of June 30, 2015, and delivered to stockholders in connection with our 2015 annual meeting of shareholders.

ITEM 11.       EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to our definitive Proxy Statement, which will be filed within 120 days of June 30, 2015, and delivered to stockholders in connection with our 2015 annual meeting of shareholders.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference to our definitive Proxy Statement, which will be filed within 120 days of June 30, 2015, and delivered to stockholders in connection with our 2015 annual meeting of shareholders.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to our definitive Proxy Statement, which will be filed within 120 days of June 30, 2015, and delivered to stockholders in connection with our 2015 annual meeting of shareholders.

ITEM 14.       PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated herein by reference to our definitive Proxy Statement, which will be filed within 120 days of June 30, 2015, and delivered to stockholders in connection with our 2015 annual meeting of shareholders.

PART IV

ITEM 15.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(3)     Exhibits

Reference is made to the Exhibit Index beginning on page 54 of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 17, 2015.

PRO-DEX, INC.
/s/ Richard L. Van Kirk
Richard L. Van Kirk President, Chief Executive Officer and Director (Principal Executive Officer)

POWER OF ATTORNEY

We, the undersigned directors and officers of Pro-Dex, Inc., do hereby constitute and appoint Richard L. Van Kirk, as our true and lawful attorney-in-fact and agent with power of substitution, to do any and all acts and things in our name and behalf in our capacities as directors and officers and to execute any and all instruments for us and in our names in the capacities indicated below, which such attorney-in-fact and agent may deem necessary or advisable to enable said corporation to comply with the Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission, in connection with this Annual Report on Form 10-K, including specifically but without limitation, power and authority to sign for us or any of us in our names in the capacities indicated below, any and all amendments hereto; and we do hereby ratify and confirm all that said attorney-in-fact and agent, shall do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard L. Van Kirk	President, Chief Executive Officer, and Director (Principal Executive Officer)	September 17, 2015
Richard L. Van Kirk

/s/ Nicholas J. Swenson	Chairman of the Board, Director	September 17, 2015
Nicholas J. Swenson

/s/ Raymond E. Cabillot	Director	September 17, 2015
Raymond E. Cabillot

/s/ William J. Farrell III	Director	September 17, 2015
William J. Farrell III

/s/ David C. Hovda	Director	September 17, 2015
David C. Hovda

INDEX TO EXHIBITS

Exhibit No.	Description

3.1	Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K filed April 23, 2007).

3.2	Articles of Amendment to Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K filed December 5, 2007).

3.3	Articles of Amendment to Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K filed June 18, 2010).

3.4	Amended and Restated Bylaws, dated January 31, 2011 (incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K filed February 4, 2011)

10.1*	Second Amended and Restated 2004 Stock Option Plan (incorporated herein by reference to Exhibit 4.1 to the Company’s Form S-8 filed February 15, 2012).

10.2*	Amended and Restated 2004 Directors Stock Option Plan (incorporated herein by reference to Exhibit 4.2 to the Company’s Form S-8 filed February 15, 2012).

10.3*	Form of Indemnification Agreement for directors and certain officers (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed October 29, 2008).

10.4	Lease agreement with Irvine Business Properties, dated August 3, 2007 (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed August 23, 2007).

10.5*	Annual Incentive Plan for the Senior Management (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed July 16, 2010).

10.6*	Employment Arrangement between Pro-Dex, Inc. and Harold A. Hurwitz (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed October 12. 2010).

10.7*	Change of Control Agreement entered into between Pro-Dex, Inc. and Harold A. Hurwitz, dated July 19, 2011 (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed July 22, 2011).

10.8	Asset Purchase Agreement entered into by and among Pro-Dex, Inc., Pro-Dex Astromec, Inc., SL Montevideo Technology, Inc. and SL Industries, Inc., dated February 27, 2012 (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed March 1, 2012).

10.9	Waiver of Director Compensation of Ray Cabillot, dated February 4, 2013 (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 10-Q filed February 13, 2013).

10.10*	Employment Arrangement entered into between Pro-Dex, Inc. and Harold A. Hurwitz, dated February 19, 2013 (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed February 25, 2013).

10.11*	Employment Arrangement entered into between Pro-Dex, Inc. and Richard L. Van Kirk, dated April 23, 2013 (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed April 24, 2013).

10.12*	Employment Arrangement entered into between Pro-Dex, Inc. and Richard L. Van Kirk, dated January 6, 2006 (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed April 24, 2013).

10.13*	Change of Control Agreement entered into between Pro-Dex, Inc. and Richard L. Van Kirk dated July 19, 2011 (incorporated herein by reference to Exhibit 10.3 to the Company’s Form 8-K filed April 24, 2013).

10.14	Purchase Agreement, dated April 22, 2013, by and between Pro-Dex, Inc. and Aesthetic and Reconstructive Technologies, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed April 26, 2013).

10.15	First Amendment To Lease – July 2013 by and between Irvine Business Properties and Pro-Dex, Inc., dated effective July 1, 2013 (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed July 17, 2013).

10.16	Standby Purchase Agreement dated December 17, 2013, between the Registrant and AO Partners, LLC and Farnam Street Capital Inc (incorporated herein by reference to Exhibit 10.1 to the Registration Statement on Form S-3 filed by the Registrant on December 17, 2013)

10.17	Amendment No. 1 to Standby Purchase Agreement, dated March 3, 2014, between the Registrant and AO Partners, LLC and Farnam Street Capital Inc (incorporated herein by reference to Exhibit 10.2 to Amendment No. 1 to Registration Statement on Form S-3 filed by the Registrant on March 5, 2014)

10.18	Asset Purchase Agreement dated June 20, 2014 by and between Pro-Dex, Inc. and Hans Huber, sole proprietor of Huber Precision (incorporated herein by reference to Exhibit 10.38 to the Company’s Form 10-K filed September 18, 2014)

10.19	Amendment #1 to Asset Purchase Agreement dated August 4, 2014 by and between Pro-Dex, Inc. and Hans Huber, sole proprietor of Huber Precision (incorporated herein by reference to Exhibit 10.39 to the Company’s Form 10-K filed September 18, 2014)

10.20	Amendment #2 to Asset Purchase Agreement dated September 6, 2014 by and between Pro-Dex, Inc. and Hans Huber, sole proprietor of Huber Precision (incorporated herein by reference to Exhibit 10.40 to the Company’s Form 10-K filed September 18, 2014)

10.21	Loan Purchase and Sale Agreement, dated November 21,2014, among the Bank, Pro-Dex Sunfish Lake, LLC, Heron Enterprises, LLC and Scott Robertson (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed November 28, 2014)

10.22	Promissory Notes, as of various dates issued by Riverside Manufacturing, Inc. in favor of the Bank (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed November 28, 2014)

10.23	Promissory Notes, as of various dates issued by Sheldon A. Mayer, LLC in favor of the Bank (incorporated herein by reference to Exhibit 10.3 to the Company’s Form 8-K filed November 28, 2014)

10.24	Debt Purchase Agreement, dated November 21, 2014, among Pro-Dex Sunfish Lake, LLC, Heron Enterprises, LLC and Scott C. Robertson (incorporated herein by reference to Exhibit 10.4 to the Company’s Form 8-K filed November 28, 2014)

10.25	Promissory Note, dated September 20, 2013, issued by Riverside Manufacturing, Inc. in favor of Heron Enterprises, LLC (incorporated herein by reference to Exhibit 10.5 to the Company’s Form 8-K filed November 28, 2014)

10.26	Combination Amended and Restated Convertible Promissory Note, dated August 15, 2012 issued by Riverside Manufacturing Inc. in favor of Heron Enterprises, LLC (incorporated herein by reference to Exhibit 10.6 to the Company’s Form 8-K filed November 28, 2014)

10.27	Employment Agreement, dated November 21, 2014, between Pro-Dex Riverside, LLC and Scott C. Robertson (incorporated herein by reference to Exhibit 10.7 to the Company’s Form 8-K filed November 28, 2014)

55

10.28

Amendment #3 to Asset Purchase Agreement dated November 28, 2014 by and between Pro-Dex, Inc. and Hans Huber, sole proprietor of Huber Precision (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed December 4, 2014)

10.29

Asset Purchase Agreement dated December 8, 2014 by and between Pro-Dex, Inc., Fineline Molds and the shareholders of Fineline Molds (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed December 11, 2014)

10.30	Separation Agreement and General Release of All Claims entered into between Pro-Dex, Inc. and Harold. A. Hurwitz, dated February 12, 2015 (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed February 17, 2015)

10.31

Heron Forbearance Agreement, effective February 3, 2015, by and between Riverside Manufacturing, Inc. and Pro-Dex Sunfish Lake, LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed March 9, 2015)

10.32

Riverside Forbearance Agreement, effective February 3, 2015, by and between Riverside Manufacturing, Inc. and Pro-Dex Sunfish Lake, LLC (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed March 9, 2015)

10.33

Revolving Loan Agreement, effective February 3, 2015, by and between Riverside Manufacturing, Inc. and Pro-Dex Sunfish Lake, LLC (incorporated herein by reference to Exhibit 10.3 to the Company’s Form 8-K filed March 9, 2015)

10.34

First Amendment to Employment Agreement, effective February 4, 2015, by and between Pro-Dex Riverside, LLC and Scott C. Robertson (incorporated herein by reference to Exhibit 10.4 to the Company’s Form 8-K filed March 9, 2015)

10.35

Deed and Settlement Agreement, dated May 7, 2015, by and among Sheldon A. Mayer, LLC, Sheldon A. Mayer and Pro-Dex Sunfish Lake, LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed May 13, 2015)

10.36*	Pro-Dex, Inc. Amended and Restated Employee Severance Policy effective as of September 16, 2014 (incorporated herein by reference to Exhibit 10.5 to the Company’s Form 10-Q filed May 14, 2015)

10.37	Loan and Security Agreement, dated September 9, 2015 between Summit Financial Resources, L.P. and Pro-Dex, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on September 14, 2015)

10.38	Intercreditor Agreement, dated September 9, 2015, among Summit Financial Resources, L.P., Fineline Molds and Pro-Dex, Inc. (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed on September 14, 2015)

10.39	Promissory Note, dated September 8, 2015, made by Pro-Dex Sunfish Lake, LLC in favor of Fortitude Income Funds, LLC (incorporated herein by reference to Exhibit 10.3 to the Company’s Form 8-K filed on September 14 ,2015)

10.40	Combination Mortgage, Security Agreement and Fixture Financing Statement, dated September 8, 2015, made by Pro-Dex Sunfish Lake, LLC in favor of Fortitude Income Funds, LLC(incorporated herein by reference to Exhibit 10.4 to the Company’s Form 8-K filed on September 14 ,2015)

10.41	Assignment of Leases and Rents, dated September 8, 2015, made by Pro-Dex Sunfish Lake, LLC in favor of Fortitude Income Funds, LLC (incorporated herein by reference to Exhibit 10.5 to the Company’s Form 8-K filed on September 14 ,2015)

10.42 Ω	Revolving Loan Agreement Modification Agreement, effective June 11, 2015, by and between Riverside Manufacturing, Inc. and Pro-Dex Sunfish Lake, LLC incorporated herewith

21.1 Ω	List of Subsidiaries

23 Ω	Consent of Independent Registered Public Accounting Firm.

31.1 Ω	Certification of the Chief Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Ω	Certification of the Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 Ω	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF**	XBRL Extension Definition Linkbase Document

Ω	Filed herewith.
*	Denotes management contract or compensatory arrangement.
**	Pursuant to applicable securities laws and regulations, the Company is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Company has made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.

