Form 10-Q
period 2015-09-30
PRO DEX INC
filed 2015-11-10
CIK 788920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

SEPTEMBER 30, 2015

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

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock outstanding as of the latest practicable date: 4,141,504 shares of common stock, no par value, as of October 28, 2015.

PRO-DEX, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2015

PART I — FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS

PRO-DEX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share amounts)

	September 30, 2015	June 30, 2015
ASSETS
Current Assets:
Cash and cash equivalents	$493	$697
Accounts receivable, net of allowance for doubtful accounts of $40 and $36, respectively	759	2,326
Due from factor	1,442	—
Unbilled receivables	1,094	853
Other current receivables	31	28
Inventory	4,251	4,310
Prepaid expenses	160	124
Deferred income taxes	43	70
Total current assets	8,273	8,408
Equipment and leasehold improvements, net	1,337	1,470
Investment in Ramsey property and related note receivable	1,709	1,652
Goodwill	353	353
Intangibles	512	547
Other assets	86	86
Total assets	$12,270	$12,516

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,209	$1,867
Accrued expenses	1,257	1,202
Deferred revenue	620	594
Notes payable	524	24
Capital lease obligations	4	7
Total current liabilities	3,614	3,694
Deferred income taxes	43	70
Deferred rent	188	204
Notes payable, net of current portion	65	70
Total non-current liabilities	296	344
Total liabilities	3,910	4,038

Shareholders’ equity:
Common shares; no par value; 50,000,000 shares authorized; 4,141,504 and 4,139,579 shares issued and outstanding at September 30, 2015 and June 30, 2015, respectively	18,418	18,411
Accumulated deficit	(10,058)	(9,933)
Total shareholders’ equity	8,360	8,478
Total liabilities and shareholders’ equity	$12,270	$12,516

The accompanying notes are an integral part of these condensed consolidated financial statements.

PRO-DEX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended September 30,
	2015	2014

Net sales	$4,097	$2,595
Cost of sales	3,039	1,767
Gross profit	1,058	828

Operating expenses:
Selling expenses	214	142
General and administrative expenses	534	491
Research and development costs	428	384
Total operating expenses	1,177	1,017
Operating loss	(119)	(189)
Other income (expense):
Interest income	—	1
Interest expense	(6)	(2)
Total other income (expense)	(6)	(1)

Income (loss) from continuing operations before income taxes	(125)	(190)
Provision (benefit) for income taxes	—	(9)

Loss from continuing operations	(125)	(181)
Income from discontinued operations, net of income taxes	—	11
Net loss	$(125)	$(170)

Other comprehensive income, net of tax:
Unrealized gain from marketable equity investments	—	12
Comprehensive loss	$(125)	$(158)

Basic and diluted loss per share:
Net loss from continuing operations	$(0.03)	$(0.04)
Income from discontinued operations	0.00	0.00

Net loss	$(0.03)	$(0.04)

Weighted average common shares outstanding - basic and diluted	4,141,504	4,208,957

The accompanying notes are an integral part of these condensed consolidated financial statements.

PRO-DEX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(125)	$(170)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	169	127
Share-based compensation	7	8
Allowance for doubtful accounts	4	5
Changes in operating assets and liabilities:
Accounts receivable, due from factor and other receivables	118	688
Unbilled receivables	(241)	(155)
Inventory	59	13
Prepaid expenses and other assets	(36)	15
Accounts payable, accrued expenses and deferred rent	(618)	(18)
Deferred revenue	26	15
Income taxes payable	—	(5)
Net cash provided by (used in) operating activities	(637)	523

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment	—	(25)
Increase in notes receivable	(57)	—
Increase in intangibles	(1)	(60)
Purchase of investments	—	(12)
Net cash used in investing activities	(58)	(97)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on capital lease and notes payable	(9)	(2)
Borrowings from Summit Loan	300	—
Repayments on Summit Loan	(300)	—
Proceeds from note payable	500	—
Payments made for common stock rights offering costs	—	(3)
Net cash provided by (used in) financing activities	491	(5)

Net increase (decrease) in cash and cash equivalents	(204)	421
Cash and cash equivalents, beginning of period	697	3,188
Cash and cash equivalents, end of period	$493	$3,609

Supplemental disclosures of cash flow information

Cash paid during the period for:
Interest	$2	$2
Income taxes	$—	$8

The accompanying notes are an integral part of these condensed consolidated financial statements.

PRO-DEX, INC. AND SUBSIDIARIES

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Pro-Dex, Inc. (“we”, “us”, “our”, “Pro-Dex” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-K. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements presented in our Annual Report on Form 10-K for the fiscal year ended June 30, 2015. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results of operations for such interim periods are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended June 30, 2015.

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

PRO-DEX, INC. AND SUBSIDIARIES

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (UNAUDITED)

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

NOTE 2. BUSINESS ACQUISITIONS

During the fiscal year ended June 30, 2015, we completed two acquisitions. On December 1, 2014, we completed the acquisition of Huber Precision (“Huber”), a manufacturer of machined parts, primarily for the oil and electronics industry. The aggregate purchase price paid was $209,000. On February 1, 2015, we completed the acquisition of Fineline Molds (“Fineline”), a manufacturer of plastic injection molds for a variety of industries. The aggregate purchase price was $757,000, of which $657,000 was paid in cash at closing and $100,000 of which is to be paid by the Company under the terms of a four-year promissory note issued to Fineline at closing. The note bears interest at 4% per annum and requires sixteen equal quarterly payments of principal and accrued interest in the amount of $6,794. The note is secured by all of the assets acquired by us from Fineline.

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

The acquisitions were completed to support expansion of the business and broaden the Company’s customer base. We have accounted for these acquisitions as business combinations using the acquisition method of accounting. This method requires, among other things, that assets acquired and liabilities assumed in a business combination be recognized at their fair values as of the acquisition date.  There were no liabilities assumed as part of either the Huber or Fineline acquisitions.  The results of operations related to the businesses acquired have been included in the Company’s consolidated statements of operations since the date of each respective acquisition. Pro forma historical results of operations related to both acquisitions during the period prior to the acquisition date have not been presented because they are not material to our consolidated statements of operations and comprehensive income (loss).

PRO-DEX, INC. AND SUBSIDIARIES

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (UNAUDITED)

The fair value determination of assets recorded are those of management. The fair value determination of the customer list and backlog was based on the excess of earnings method which is based on the prospective net cash flows of the existing customers. The fair value determination of the trade name was based upon a relief from royalty approach which assesses the royalty savings an entity realizes since it owns the asset and isn’t required to pay a third party license for its use. The fair value determination of the covenants not to compete was based upon a discounted cash flow model.

NOTE 3. COMPOSITION OF CERTAIN FINANCIAL STATEMENT ITEMS

Inventory

Inventory is stated at the lower of cost (first-in, first-out) or market and consists of the following (in thousands):

	September 30, 2015	June 30, 2015
Raw materials /purchased components	$1,915	$2,025
Work in process	1,007	1,030
Sub-assemblies /finished components	1,113	1,095
Finished goods	216	160
Total inventory	$4,251	$4,310

Intangibles

Intangibles consist of the following (in thousands):

	September 30, 2015	June 30, 2015
Capitalized software development costs	$73	$73
Covenant not to compete	52	52
Trade name	54	54
Customer list and backlog	316	316
Patent-related costs	97	96
Total intangibles	$592	$591
Less accumulated amortization	(80)	(44)
	$512	$547

Capitalized software development costs relate to internally developed software, which are being amortized over the estimated product life of the underlying product which was released for sale during the fourth quarter of fiscal 2015. Both the covenant not to compete and the customer list and backlog relate to assets acquired in conjunction with the business acquisitions more fully described in Note 2 above and are being amortized over various periods not to exceed ten years. The trade name relates exclusively to Fineline Molds and has an indefinite life, subject to impairment loss assessment annually, or more frequently if certain conditions exist. Patent-related costs consist of legal fees incurred in connection with patent applications, and will be amortized over the life of the applicable patent upon its issuance, or expensed immediately in the event the patent office denies the issuance of the patent.

PRO-DEX, INC. AND SUBSIDIARIES

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (UNAUDITED)

NOTE 4. DUE FROM FACTOR

On September 9, 2015, we entered a Loan and Security Agreement (the “Summit Loan”) with Summit Financial Resources LP, (the “Factor”) whereby we can borrow up to $1.0 million against our eligible receivables, as defined in the agreement. Borrowed funds will bear interest at a rate of prime plus 2 percent, and incur an additional administrative fee of 0.7 percent on the monthly average outstanding balance. The Summit Loan has an initial period of 18 months with successive one year renewal options and requires an annual facility fee of $10,000.

As of September 30, 2015, the total amount of receivables that have been assigned to the Factor pursuant to the Summit Loan is $1.4 million and we bear the risk of loss in the event of non-payment by the customers. During the three months ended September 30, 2015, we borrowed $300,000 under the Summit Loan, which amount was paid in full by September 30, 2015. Therefore, at September 30, 2015, we had no outstanding borrowings against the Summit Loan.

NOTE 5. WARRANTY

The warranty accrual is based on historical costs of warranty repairs and expected future identifiable warranty expenses, and is included in accrued expenses in the accompanying consolidated balance sheets. As of September 30, 2015 and June 30, 2015, the warranty reserve amounted to $312,000 and $261,000, respectively. Warranty expenses are included in cost of sales in the accompanying consolidated statements of operations. Changes in estimates to previously established warranty accruals result from current period updates to assumptions regarding repair costs and warranty return rates, and are included in current period warranty expense.

Information regarding the accrual for warranty costs for the three months ended September 30, 2015 and 2014 are as follows (in thousands):

	As of and for the Three Months Ended September 30,
	2015	2014
Beginning balance	$261	$237
Accruals during the period	95	70
Changes in estimates of prior period warranty accruals	9	(75)
Warranty amortization	(53)	(19)
Ending balance	$312	$213

NOTE 6. NET INCOME (LOSS) PER SHARE

The Company calculates basic net income (loss) per share by dividing net income (loss) by the weighted-average number of common shares outstanding during the reporting period. Diluted income (loss) per share reflects the effects of potentially dilutive securities, which consist entirely of outstanding stock options.

PRO-DEX, INC. AND SUBSIDIARIES

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (UNAUDITED)

Potential common shares of 18,622 and 18,693, respectively, have been excluded from diluted weighted average common shares for the three months ended September 30, 2015 and 2014, as the effect would have been anti-dilutive. The following table presents reconciliations of the numerators and denominators of the basic and diluted income (loss) per share computations for net loss. In the tables below, income (loss) amounts represent the numerator, and share amounts represent the denominator (in thousands, except per share amounts):

	Three Months Ended September 30,
	2015	2014
Basic and Diluted:
Loss from continuing operations	$(125)	$(181)
Weighted average shares outstanding	4,142	4,209
Basic and diluted loss per share from continuing operations	$(0.03)	$(0.04)
Income from discontinued operations	$—	$11
Weighted average shares outstanding	4,142	4,209
Basic and diluted income per share from discontinued operations	$0.00	$0.00
Net loss	$(125)	$(170)
Weighted average shares outstanding	4,142	4,209
Basic and diluted loss per share	$(0.03)	$(0.04)

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

Significant management judgment is required in determining our provision for income taxes and the recoverability of our deferred tax assets. Such determination is based primarily on our historical taxable income or loss, with some consideration given to our estimates of future taxable income or loss by jurisdictions in which we operate and the period over which our deferred tax assets would be recoverable. Due to cumulative taxable losses during the past three years, we maintained a valuation allowance of $3.9 million against our deferred tax assets as of September 30, 2015 and June 30, 2015.

As of September 30, 2015 and June 30, 2015, we have accrued $399,000 of unrecognized tax benefits related to federal and state income tax matters. None of this balance is expected to reduce the Company’s income tax expense if recognized.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at July 1, 2015	$399
Additions based on tax positions related to the current year	—
Balance at September 30, 2015	$399

We recognize accrued interest and penalties related to unrecognized tax benefits when applicable. As of September 30, 2015 and June 30, 2015, no interest or penalties applicable to our unrecognized tax benefits have been accrued since we have sufficient tax attributes available to fully offset any potential assessment of additional tax.

PRO-DEX, INC. AND SUBSIDIARIES

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (UNAUDITED)

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

NOTE 8. INVESTMENT IN RAMSEY PROPERTY AND RELATED NOTES RECEIVABLE AND VARIABLE INTEREST ENTITY CONSIDERATIONS

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

During the third quarter of fiscal 2015, we entered into forbearance agreements with Riverside whereby we agreed to forbear from enforcing our rights under the promissory notes until July 31, 2015. Additionally, we entered into a revolving loan agreement, whereby we agreed to advance Riverside from time-to-time up to an aggregate amount of $200,000 at any time prior to July 31, 2015. During the fourth quarter of fiscal 2015, we amended the revolving loan agreement to provide for advances to Riverside of up to an aggregate amount of $300,000 under a Revolving Loan Modification Agreement.

Additionally, during the fourth quarter of fiscal 2015, as disclosed in a Form 8-K filed with the SEC on May 13, 2015, we entered a settlement agreement such that we received the deed to the land and building located in Ramsey, Minnesota (the “Ramsey Property”) which had previously been held as security for notes receivable. The notes are considered impaired because we do not believe the contractual payments will be collected pursuant to contract terms. Accordingly, the recorded investment is reflected at the lesser of the purchase price or the estimated fair value of the collateral (with appropriate reductions for estimated disposal costs). As of September 30, 2015, we continue to believe that no impairment charge is necessary and that the appraisal values as of June 30, 2015, less estimated liquidation costs, continue to approximate the fair market value of these assets.

On September 22, 2015 we sent Riverside a proposal to accept the collateral in full satisfaction of Riverside’s debt. On October 13, 2015, title to the collateral transferred to the Company by operation of law. Therefore, on October 13, 2015, we took possession of all assets secured by the revolving loan agreement and promissory notes and Riverside ceased to operate. Since that time we have listed the real property for sale and are attempting to sell all of the machinery and equipment through listings with various brokers. Based upon these events we no longer believe that the investments in Riverside create a variable interest entity (“VIE”), especially as Riverside has ceased operations effective October 13, 2015.

Our total investment in Riverside as of September 30, 2015, and our maximum investment at risk, is represented by real estate and notes receivable in the amount of $1,709,000 reported on our consolidated balance sheet collectively as Investment in Ramsey property and related notes receivable.

PRO-DEX, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 9. SHARE-BASED COMPENSATION

As discussed further below, until June 2014 we had two equity compensation plans, the Second Amended and Restated 2004 Stock Option Plan (the “Employee Stock Option Plan”) and the Amended and Restated 2004 Directors’ Stock Option Plan (the “Directors’ Stock Option Plan”) (collectively, the “Stock Option Plans”), pursuant to which (i) options to purchase shares of common stock, or (ii) restricted shares of common stock, could be granted up to an aggregate amount of 1,333,333 common shares, with 1,066,667 and 266,666 shares distributed between the Employee Stock Option Plan and the Directors’ Stock Option Plan, respectively. The Stock Option Plans were substantially similar, providing for a strike price equal to the closing price for a share of our common stock as of the last business day immediately prior to the grant date, vesting periods as determined by the Board for the Employee Stock Option Plan and six months for the Directors’ Stock Option Plan, and terms of up to ten years, subject to forfeit 30 days after the holder ceases to be an employee or 90 days after the holder ceases to be a director, as the case may be. Share-based compensation expense under the Stock Option Plans for the three months ended September 30, 2015 and 2014 was $2,000 and $8,000, respectively.

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

Stock Options

No options were granted during the three months ended September 30, 2015 and 2014.

As of September 30, 2015, there was no unrecognized compensation cost under the Stock Option Plans as all outstanding stock options are fully vested. Following is a summary of stock option activity for the three months ended September 30, 2015 and 2014:

	2015		2014
	Number of Shares	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Exercise Price
Outstanding at beginning of period	106,668	$2.41	165,002	$2.40
Options granted	—	—	—	—
Options exercised	—	—	—	—
Options canceled or expired	—	—	(8,334)	5.58
Outstanding at end of period	106,668	$2.41	156,668	$2.23
Stock Options Exercisable at September 30,	106,668	$2.41	150,001	$2.26

PRO-DEX, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Following is a summary of information regarding options outstanding and options exercisable at September 30, 2015:

		Options Outstanding & Exercisable

Range of Exercise Prices	Number Outstanding	Weighted-Avg. Remaining Contractual Life in Years	Weighted- Avg. Exercise Price	Aggregate. Intrinsic Value
$0 to 2.50	95,000	6.14	$ 1.88	$ 55,250
2.5 to 5.00	3,334	1.63	4.38	—
7.51 to 10.00	8,334	0.27	7.65	—
Total	106,668	5.54	$ 2.41	$ 55,250

Employee Stock Purchase Plan

Also in September 2014, our Board approved the establishment of an Employee Stock Purchase Plan (the “ESPP”), which was similarly approved by our shareholders at the December 3, 2014 Annual Meeting. The ESPP conforms to the provisions of Section 423 of the Internal Revenue Code, has coterminous offering and purchase periods of six months, and bases the pricing to purchase shares of our common stock on a formula so as to result in a per share purchase price that approximates a 15% discount from the market price of a share of our common stock at the end of the purchase period. The Board of Directors also approved the provision that shares formerly reserved for issuance under the Employee Stock Option Plan and the Directors’ Stock Option Plan in excess of shares issuable pursuant to outstanding options, aggregating 704,715 shares, be reserved for issuance pursuant to the ESPP. During the first quarter ended September 30, 2015, 1,925 shares were purchased and allocated to employees based upon their contributions at a price of $2.34 per share.

Restricted Stock

The following is a summary of restricted share activity for the three months ended September 30, 2015 and 2014:

	2015		2014
	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding at beginning of period	5,000	$1.73	13,333	$1.73
Granted	—	—	—	—
Vested	(5,000)	1.73	(6,667)	1.73
Forfeited	—	—	—	—
Outstanding at end of period	—	$—	6,666	$1.73

PRO-DEX, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 10. MAJOR CUSTOMERS & SUPPLIERS

Information with respect to customers that accounted for sales in excess of 10% of our total sales in either of the three-month periods ended September 30, 2015 and 2014, is as follows (in thousands, except percentages):

	Three Months Ended September 30,
	2015		2014
	Amount	Percent of Total	Amount	Percent of Total

Total revenue	$4,097	100%	$2,595	100%

Customer concentration:
Customer 1	$1,110	27%	$15	1%
Customer 2	603	15%	14	—
Customer 3	548	13%	127	5%
Customer 4	626	15%	1,507	58%
Total	$2,887	70%	$1,663	64%

Information with respect to accounts receivable from those customers whom comprised more than 10 % of our gross accounts receivable at either September 30, 2015 and June 30, 2015, is as follows (in thousands, except percentages):

	September 30, 2015		June 30, 2015
Total gross accounts receivable	$2,241	100%	$2,362	100%

Customer concentration:
Customer 1	$651	29%	$78	3%
Customer 2	512	23%	531	22%
Customer 3	218	10%	711	30%
Customer 4	172	7%	303	13%
Total	$1,553	69%	$1,623	68%

During the three months ended September 30, 2015 and 2014 we had one supplier that accounted for 17% and 12% of total purchases, respectively. Accounts payable due to this same supplier represented 47% and 36% of total accounts payable as of September 30, 2015 and June 30, 2015, respectively.

NOTE 11. NOTES PAYABLE AND FINANCING TRANSACTIONS

Fortitude Income Funds

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

PRO-DEX, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Summit Financial Resources LP

Additionally, as discussed in Note 4, on September 9, 2015 we entered into the Summit Loan, whereby we can borrow up to $1.0 million against our eligible receivables, as defined in the agreement. Borrowed funds will bear interest at a rate of prime plus 2 percent, and incur an additional administrative fee of 0.7 percent on the monthly average outstanding balance. The Summit Loan has an initial period of 18 months with successive one year renewal options and requires an annual facility fee of $10,000. During September, 2015 we borrowed $300,000 under the Summit Loan, which amount was paid in full by September 30, 2015.

Fineline Molds

As discussed in Note 2, in conjunction with the acquisition of Fineline we issued a promissory note to Fineline in the amount of $100,000 which bears interest at 4% per annum and requires sixteen equal quarterly payments of principal and accrued interest in the amount of $6,794. The note is secured by all of the assets acquired by us from Fineline. The balance owed on the note as of September 30, 2015 is approximately $89,000.

NOTE 12. SEGMENT INFORMATION

In fiscal 2016, the Company has four reportable segments based on its business activities and organization:

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

PRO-DEX, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In deciding how to allocate resources and assess performance, the Company's chief executive officer regularly evaluates the sales and operating income of these segments. Operating income is the gross margin of the segment less direct expenses of the segment. Unallocated corporate expenses include our corporate administrative cost center, which primarily includes costs associated with being a public company, as well as general and administrative expenses incurred related to our investment in the Ramsey property and related notes receivable and is a subset of total general and administrative expenses. Additionally, other costs incurred in our general and administrative expenses (“G&A”) including salaries and other personnel-related expenses for corporate, accounting, finance and human resource personnel, as well as costs for outsourced information technology services, are not allocated by segment internally and are included in Pro-Dex in the tables below. The following tables summarize segment performance for the first quarter of fiscal 2016 and 2015 (in thousands):

Three months ended September 30, 2015	Pro-Dex	OMS	Fineline	ESD	Corporate Unallocated	Total

Net Sales	$3,421	$304	$263	$109	$—	$4,097
Gross Profit	810	154	26	68	—	1,058
Operating Income (loss)	219	(54)	(28)	(24)	(232)	(119)
Depreciation and amortization expense	148	3	18	—	—	169

Three months ended September 30, 2014	Pro-Dex	OMS	Fineline	ESD	Corporate Unallocated	Total

Net Sales	$2,233	$362	$—	$—	$—	$2,595
Gross Profit	568	260	—	—	—	828
Operating Income (loss)	(81)	86	—	—	(194)	(189)
Depreciation and amortization expense	124	3	—	—	—	127

NOTE 13. COMMITMENTS AND CONTINGENCIES

Legal Matters

In general, we are from time to time a party to various legal proceedings incidental to our business, none of which we currently consider may be material. There can be no certainty, however, that we may not ultimately incur liability or that such liability will not be material and adverse.

NOTE 14. FAIR VALUE MEASUREMENTS

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

COMPANY OVERVIEW

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of the results of operations and financial condition of Pro-Dex, Inc. (“Company”, “Pro-Dex”, “we”, “our” or “us”) for the three-month periods ended September 30, 2015 and 2014. This discussion should be read in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this report. This report contains certain forward-looking statements and information. The cautionary statements included herein should be read as being applicable to all related forward-looking statements wherever they may appear. Our actual future results could differ materially from those discussed herein.

Except for the historical information contained herein, the matters discussed in this report, including, but not limited to, discussions of our product development plans, business strategies, strategic opportunities and market factors influencing our results, are forward-looking statements that involve certain risks and uncertainties. Actual results may differ from those anticipated by us as a result of various factors, both foreseen and unforeseen, including, but not limited to, our ability to continue to develop new products and increase sales in markets characterized by rapid technological evolution, consolidation within our target marketplace and among our competitors, competition from larger, better capitalized competitors, and our ability to realize returns on opportunities. Many other economic, competitive, governmental and technological factors could impact our ability to achieve our goals. You are urged to review the risks, uncertainties and other cautionary language described in this report, as well as in our other public disclosures and reports filed with the Securities and Exchange Commission (“SEC”) from time to time, including, but not limited to, the risks, uncertainties and other cautionary language discussed in our Annual Report on Form 10-K for our fiscal year ended June 30, 2015.

With operations in California and Oregon, we design and manufacture powered surgical and dental instruments and motion control products used in the medical, factory automation and scientific research industries. Experience in surgical devices and multi-axis motion control applications allows us to develop products that require high precision in harsh environments. Our products are found in hospitals, dental offices, medical engineering labs, scientific research facilities and high-tech manufacturing operations around the world.

In addition to our principal operations described above, our Fineline Molds division, located in San Dimas, California manufactures plastic injection molds for a wide variety of industries, and our Huber Precision division, located in San Carlos, California is a manufacturer of machined parts, primarily for the oil and electronics industry. We also provide engineering consulting and placement services, as well as quality and regulatory consulting services through our Engineering Services Division. In addition to Pro-Dex, the names Micro Motors and Oregon Micro Systems are used for marketing purposes as brand names. The names Huber Precision, a division of Pro-Dex, and Fineline Molds, a division of Pro-Dex, are used to distinguish our newly acquired businesses and we have filed fictitious name statements in the counties in which we operate these divisions.

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

Basis of Presentation

The condensed consolidated results of operation presented in this report are not audited and those results are not necessarily indicative of the results to be expected for the entirety of the fiscal year ending June 30, 2016 or any other interim period during such fiscal year. Our fiscal year ends on June 30 and our fiscal quarters end on September 30, December 31, and March 31. Unless otherwise stated, all dates refer to our fiscal year and those fiscal quarters.

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used or changes in the accounting estimate that are reasonably likely to occur could materially change the financial statements. Management believes that there have been no significant changes during the three months ended September 30, 2015 to the items that we disclosed as our critical accounting policies in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our annual report on Form 10-K for the fiscal year ended June 30, 2015.

Business Strategy and Future Plans

Our business today is almost entirely driven by sales of our medical products and related repair services. One year ago we had one significant medical device customer that accounted for over 10 percent of our revenue and today we have four medical device customers that account for more than 10 percent of our revenue. This is due in part to the completion of the design of a CMF product which we began selling to a customer in the fourth quarter of fiscal 2015, as well as shipments of product beginning in the third quarter of fiscal 2015 that relates to a customer’s unique surgical handpiece designed to be used in orthopedic surgery applications. We continue to focus a significant percentage of our time and resources on providing outstanding products and service to our valued principal customers. Additionally, we are currently undertaking cost reduction analysis relating to our newest products, because they have a much lower product margin than our legacy products, in part due to additional labor and overhead charges associated with the learning curve of new assemblies.

Simultaneously, we are working to build top-line sales through active proposals of new medical device products with new and existing customers, and anticipate completing one or more ongoing engineering projects during fiscal 2016, which would allow us to realize previously deferred revenue as well as potential new product sales later in fiscal 2016. Additionally, we are seeking additional revenue streams through our Engineering Services Division (“ESD”) by offering both temporary/contract and full-time employee placements to other customers in diverse industries..

During fiscal year 2015 we acquired two businesses, Huber Precision, which manufactures machined parts for the auto and electronics industries, and Fineline Molds, which manufactures plastic injection molds for companies in a wide variety of industries. We believe these acquisitions will allow us to diversify our product offerings and eventually increase the utilization of our machine and assembly departments.

Finally, during fiscal 2015 and the first quarter of fiscal 2016 we invested $1.7 million in the land and building located in Ramsey, Minnesota (the “Ramsey Property”) and related note receivable. We originally acquired the notes to achieve a return on capital upon liquidation or operation of the assets of Riverside Manufacturing, Inc. (“Riverside”).  We have now listed the real property for sale and are attempting to monetize all other collateral in an orderly fashion.

In summary, our current objectives are focused primarily on maintaining our relationships with our current medical device customers, completing cost-reductions relating to our newest products, completing our ongoing development projects, liquidating and monetizing the investment we made in the Ramsey property and related note receivable and continuing to integrate recent acquisitions while monitoring closely the progress of all these individual endeavors. However, there can be no assurance that we will be successful in any of these objectives.

Results of Operations

The following tables set forth results from continuing operations for the three months ended September 30, 2015 and 2014:

	Three Months Ended September 30,
	2015		2014
	Dollars in thousands
		% of Net Sales		% of Net Sales
Net sales	$4,097	100%	$2,595	100%
Cost of sales	3,039	74%	1,767	68%
Gross profit	1,058	26%	828	32%
Selling expenses	214	5%	142	5%
General and administrative expenses	535	13%	491	19%
Research and development costs	428	11%	384	15%
	1,177	29%	1,017	39%
Operating loss	(119)	(3%)	(189)	(7%)
Other income (expense), net	(6)	—	(1)	—
Loss from continuing operations before income taxes	(125)	(3%)	(190)	(7%)
Provision (benefit) for income taxes	—	—	(9)	—
Loss from continuing operations	$(125)	(3%)	$(181)	(7%)

Revenue

The majority of our revenue is derived from designing, developing and manufacturing surgical devices for the medical device and dental industries and motion control software and hardware for industrial and scientific applications. The proportion of total sales by type is as follows (in thousands, except percentages):

					Increase
	Three Months Ended September 30,				(Decrease)
					From 2014
	2015		2014		To 2015
	Dollars in thousands
		% of Net		% of Net
		Sales		Sales
Net sales:
Medical device	$2,600	63%	$1,526	59%	70%
Industrial and scientific	504	12%	521	20%	(3%)
Dental and component	246	6%	234	9%	5%
Injection molds (Fineline Molds)	263	7%	—	—	100%
Contract services (ESD)	110	3%	—	—	100%
Repairs and other	374	9%	314	12%	19%
	$4,097	100%	$2,595	100%	58%

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

Revenue increased $1.5 million for the three months ended September 30, 2015 primarily due to an increase in medical device revenue of $1.1 million coupled with the expansion into injection mold production through the acquisition of Fineline Molds last fiscal year and the launch of our ESD division. Our medical device revenue has increased in the first quarter of fiscal 2016 due to volume production of a cranial driver for CMF applications of $603,000 and an increase in sales of a surgical handpiece designed to be used in orthopedic surgery applications of $1.1 million. These products were launched in the fourth and third quarters of the prior fiscal year, respectively, upon completion of comprehensive development efforts. Additionally, sales to another medical device customer increased approximately $421,000 during the three months ended September 30, 2015 compared to the corresponding period of the prior fiscal year. Offsetting these increases, sales to our former largest customer decreased $881,000 during the first quarter of fiscal 2016 compared to the prior year period. We believe that the demand for this orthopedic shaver product has declined..

At September 30, 2015, we had a backlog of approximately $14.2 million. Of the backlog, approximately $502,000 relates to Fineline Molds. Huber Precision had immaterial backlog as of September 30, 2015. As previously disclosed, our former largest customer had previously made inquiries to reduce existing purchase orders totaling approximately $1.6 million. Since that time our customer has agreed to take deliveries of the purchase orders in full over a mutually agreed extended term ending in December, 2016. We may experience variability in our new order bookings due to various reasons, including, but not limited to, the timing of major new product launches and customer planned inventory builds, illustrative of which is two development projects for CMF devices and the recent release of an orthopedic surgical handpiece. However, we do not typically experience seasonal fluctuations in our shipments and revenues.

Cost of Sales and Gross Margin

					Increase
	Three Months Ended September 30,				(Decrease)
					From 2014
	2015		2014		To 2015
	Dollars in thousands
		% of Net		% of Net
Cost of sales:		Sales		Sales
Product costs	$3,048	74%	$1,634	63%	87%
Accrued losses on product development services	68	2%	48	2%	42%
Under-(over) absorption of manufacturing costs	(143)	(3%)	89	3%	(261%)
Inventory and warranty charges	66	2%	(4)	—	1,750%
Total cost of sales	$3,039	74%	$1,767	68%	72%
Gross profit and gross margin	$1,058	26%	$828	32%	28%

Cost of sales for the three month period ended September 30, 2015 increased by $1.3 million, or 72%, compared to the corresponding period of the prior fiscal year. The product costs associated with our two newly released products are higher than those of our legacy products in part due to additional labor and overhead charges due to the learning curve associated with new assemblies. As a result, product costs increased by 87% during the three months ended September 30, 2015 compared to the corresponding period of the prior fiscal year, as compared to an increase of 58% in net sales during the same period. During the three months ended September 30, 2015 we have over-absorbed manufacturing costs of $143,000 compared to under-absorbed costs of $89,000 during the corresponding period of the prior fiscal year due to higher manufacturing volumes. Costs related to inventory and warranty charges increased $70,000 in the first quarter of fiscal 2016 compared to the corresponding quarter of fiscal 2015 due primarily to $109,000 in increased warranty expenses offset by a decrease of $39,000 in inventory charges.

Gross profit increased by approximately $230,000, or 28%, for the three months ended September 30, 2015 compared to the corresponding period of the prior fiscal year, and gross margin as a percentage of sales declined by approximately six percentage points between such periods, primarily as a result of the factors resulting in the increase in cost of sales discussed above.

Operating Costs and Expenses

					Increase
					(Decrease)
	Three Months Ended September 30,				From 2014
	2015		2014		To 2015
	(Dollars in thousands)
		% of Net		% of Net
		Sales		Sales
Operating expenses:
Selling expenses	$214	5%	$142	5%	51%
General and administrative expenses	534	13%	491	19%	8%
Research and development costs	429	11%	384	15%	12%
	$1,177	29%	$1,017	39%	16%

Selling expenses consist of salaries and other personnel-related expenses in support of business development, as well as trade show attendance, advertising and marketing expenses, and travel and related costs incurred in generating and maintaining our customer relationships. Selling expenses for the three months ended September 30, 2015 increased $72,000, or 51%, compared to the corresponding year-earlier period. In the second quarter of fiscal 2015, we launched our engineering services division (“ESD”) to recruit and place contract personnel in engineering, manufacturing and other technical consulting capacities. This division includes a team of sales and recruiting staff and contributed $92,000 of the total selling expenses during the first quarter fiscal 2016. Additionally, as discussed in Note 2 to the condensed consolidated financial statements contained elsewhere in this report, we acquired both Fineline Molds and Huber Precision during fiscal 2015 and these divisions contributed $54,000 and $15,000, respectively, to the selling expenses incurred during the three months ended September 30, 2015. Offsetting these increases, the selling expenses for our primary medical and dental business in Irvine decreased by $89,000 for the three months ended September 30, 2015 compared to the corresponding year-earlier period, mostly due to a reduction in personnel and advertising expenses.

General and administrative expenses (“G&A”) consist of salaries and other personnel-related expenses of our accounting, finance and human resources personnel, professional fees, directors’ fees, and other costs and expenses attributable to being a public company. G&A increased by $43,000 for the three months ended September 30, 2015, when compared to the corresponding period of the prior fiscal year. The increase in total G&A expenses was primarily related to legal, consulting and loan fees incurred in connection with our investment in the Ramsey property and related note receivable.

Research and development costs generally consist of compensation and other personnel related costs of our engineering and support personnel, related professional and consulting fees, patent-related fees, lab costs, materials, and travel and related costs incurred in the development and support of our products. Research and development costs increased approximately $45,000 for the quarter ended September 30, 2015 compared to the corresponding prior year period. The increase is primarily due to increased salaries and personnel costs of approximately $20,000, net of amounts allocated to cost of sales relating to development projects, as well as approximately $20,000 in amortization of previously capitalized software development costs.

Other Income (Expense), net

Other income and expense consists primarily of interest expense related to the notes payable described more fully in Note 11 to the condensed consolidated financial statements contained elsewhere in this report and did not materially vary between the quarter ended September 30, 2015 and the corresponding prior year period.

Income Tax Benefit

The effective tax rates for the three months ended September 30, 2015 and 2014 are lower than statutory tax rates due to our inability to fully recognize the benefits of federal and state loss carryforwards prior to their utilization. (See Note 7 to the condensed consolidated financial statements contained elsewhere in this report.)

Liquidity and Capital Resources

Cash and cash equivalents at September 30, 2015 decreased $204,000 to $493,000 as compared to $697,000 at June 30, 2015. The following table includes a summary of our condensed consolidated statements of cash flows contained elsewhere in this report.

	As Of and For the Three Months Ended September, 30
	2015	2014
	(in thousands)
Cash provided by (used in):
Operating activities	$(637)	$523
Investing activities	$(58)	$(97)
Financing activities	$491	$(5)

Cash and Working Capital:
Cash and cash equivalents	$493	$3,609
Working capital	$4,659	$6,616

Operating Activities

Net cash used in operating activities during the three months ended September 30, 2015 amounted to $637,000. The primary uses of cash arose from (a) the net loss for the quarter of $125,000 offset by non-cash depreciation and amortization of $169,000, (b) an increase of $241,000 in unbilled receivables related to the development phase of certain contracts that have not yet reached the billable stage under the completed contract method of accounting and (c) a decrease in accounts payable, accrued expenses and deferred rent in the amount of $618,000, primarily due to supplier payments for inventory. Sources of cash arose from primarily from (a) collections of accounts and other receivables in the amount of $118,000 and (b) a decrease in inventory in the amount of $59,000.

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

Investing Activities

Net cash used in investing activities for the three months ended September 30, 2015 was $58,000 and relates primarily to the extension of additional revolving credit as further described in Note 8 to the condensed consolidated financial statements contained elsewhere in this report.

Net cash used in investing activities for the three months ended September 30, 2014 was $97,000. During the three months ended September 30, 2014, we added $12,000 to our investments in marketable equity securities. Additionally, we purchased equipment for $25,000 and expended $60,000 in capitalized legal fees and software development costs related to internally developed intellectual property.

Financing Activities

Cash provided by financing activities during the three months ended September 30, 2015 was $491,000 and primarily related to the Fortitude Income Funds, LLC promissory note described under “Financing Facilities & Liquidity Requirements for the next twelve months” below.

Cash used in financing activities during the three months ended September 30, 2014 was not material.

Financing Facilities & Liquidity Requirements for the next twelve months

In September 2015, we entered into two separate financing transactions, as reported in the Company’s Current Report on Form 8-K filed with the SEC on September 14, 2015.

We borrowed $500,000 from Fortitude Income Funds, LLC under a promissory note dated September 8, 2015. The loan bears interest at 12 percent per annum, contains a loan origination fee of $15,000 plus expenses, and requires monthly interest only payments until its maturity on March 15, 2016. The loan contains two three-month options to extend the principal re-payment, each requiring an up-front payment of $3,750. The loan is secured by a combination mortgage, security agreement and fixture statement covering the Ramsey Property. We have listed the Ramsey Property for sale and are attempting to monetize the collateral secured by the related notes. We plan to use the proceeds from the liquidation of these assets to repay this note and anticipate we will have additional proceeds that can be used for working capital needs.

Additionally, on September 9, 2015, we entered a Loan and Security Agreement with Summit Financial Resources LP, (the “Summit Loan”) whereby we can borrow up to $1.0 million against our eligible receivables, as defined in the agreement. Borrowed funds will bear interest at a rate of prime plus 2 percent, and incur an additional administrative fee of 0.7 percent on the average outstanding balance. The Summit Loan has an initial period of 18 months with successive one year renewal options and requires an annual facility fee of $10,000. Both financing agreements contain customary representations and warranties for loans of this nature.

As of September 30, 2015, our working capital was $4.7 million. We currently believe that our existing cash and cash equivalent balances as well as our account receivable balances, and the capital infusions provided by the financing transactions described above will provide us sufficient funds to satisfy our cash requirements as our business is currently conducted for at least the next 12 months. Additionally, we have listed the Ramsey Property for sale and are attempting to monetize the collateral secured by the related notes. Certain factors and events could negatively affect our cash flows from operations, including:

•	In the event that any of our significant customers are unable to perform due to cancelation of their ordered products and/or their ability to pay for such products in a timely manner. Such significant change would negatively impact our revenue, operating results, and cash flows.
•	In the event that we experience delays in selling either the Ramsey Property or any of the collateral secured by the related notes, we may be forced to liquidate the assets at a loss. Such significant change would negatively impact our operating results and cash flows.

We are focused on preserving our cash balances by monitoring expenses, identifying cost savings, and investing only in those development programs and products that we believe will most likely contribute to our profitability. As we execute on our current strategy, however, we may require debt and/or equity capital to fund our working capital needs. In particular, we have experienced, and anticipate that we may experience in the future, negative operating cash flow, especially as we procure long-lead time materials to satisfy our current backlog. We may attempt to raise additional funds through public or private debt or equity financings if such financings become available on acceptable terms, or we may seek working capital financing through the extension of additional credit. We cannot be certain that any additional financing we may need will be available on terms acceptable to us, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of opportunities, develop new products or otherwise respond to competitive pressures, and our operating results and financial condition could be adversely affected.

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.          CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer (the principal executive officer and principal financial officer, respectively) have concluded based on their evaluation as of September 30, 2015 that our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) are effective. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

 Internal Control over Financial Reporting

During the three months ended September 30, 2015, there were changes in staff responsibilities due to employee terminations.  We have new staff currently being trained in the positions which were terminated during the quarter. As a small company, these few changes in personnel can have a significant impact on our internal controls.  However, management believes that our controls and procedures viewed in totality mitigate the risks related to this staff turnover.   There were no other changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 1A.          RISK FACTORS

Our business, future financial condition and results of operations are subject to a number of factors, risks and uncertainties, which are disclosed in Item 1A, entitled “Risk Factors” in Part I of our Annual Report on Form 10-K for our fiscal year ended June 30, 2015 as well as any amendments thereto or additions and changes thereto contained in this quarterly report on Form 10-Q for the quarter ended September 30, 2015. Additional information regarding some of those risks and uncertainties is contained in the notes to the condensed consolidated financial statements included elsewhere in this report and in Part I, Item 2, of this report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The risks and uncertainties disclosed in our Form 10-K, our quarterly reports on Form 10-Q and other reports filed with the SEC are not necessarily all of the risks and uncertainties that may affect our business, financial condition and results of operations in the future.

There have been no material changes to the risk factors as disclosed in our annual report on Form 10-K for the fiscal year ended June 30, 2015, except as provided in any amendments thereto and those set forth below.

On September 8, 2015 we borrowed $500,000 from Fortitude Income Funds, LLC. (“Fortitude”) and on September 9, 2015 we entered a Loan and Security Agreement with Summit Financial Resources LP (“Summit”) whereby we can borrow up to $1.0 million against our eligible receivables. These financing transactions may adversely impact our ability to obtain additional financing, use our operating cash flow in other areas of our business or otherwise adversely affect our operations.

Our indebtedness to Fortitude and Summit could have negative consequences, including:

•	Requiring the dedication of a substantial portion of our cash flows from operations to the payment of principal and interest on our indebtedness, especially if there is a delay in the liquidation of the Ramsey Property, thereby reducing the availability of such cash flow to fund working capital, capital expenditures, acquisitions, or other general corporate purposes;
•	Increasing our vulnerability to, and reducing our ability to respond to, general adverse economic conditions;
•	limiting our flexibility in planning for, or reacting to, changes in our business, the competitive environment and the industry in which we operate; placing us at a competitive disadvantage as compared to our competitors that are not as highly leveraged;
•	limiting our ability to borrow additional funds and increasing the cost of any such additional borrowing we may require; and
•	if we default on our indebtedness, the lenders could foreclose on our assets and property serving as collateral for the loans.

Any of the above or other consequences or events could have a material adverse effect on our ability to satisfy our debt obligations or could harm our business and results of operations.

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 6.          EXHIBITS

Exhibit	Description
10.1	Loan and Security Agreement, dated September 9, 2015, between Summit Financial Resources, L.P. and Pro-Dex, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on September 14, 2015)

10.2	Intercreditor Agreement, dated September 9, 2015, among Summit Financial Resources, L.P., Fineline Molds and Pro-Dex, Inc. (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed on September 14, 2015)
10.3	Promissory Note, dated September 8, 2015, made by Pro-Dex Sunfish Lake, LLC in favor of Fortitude Income Funds, LLC (incorporated herein by reference to Exhibit 10.3 to the Company’s Form 8-K filed on September 14 ,2015)
10.4	Combination Mortgage, Security Agreement and Fixture Financing Statement, dated September 8, 2015, made by Pro-Dex Sunfish Lake, LLC in favor of Fortitude Income Funds, LLC (incorporated herein by reference to Exhibit 10.4 to the Company’s Form 8-K filed on September 14 ,2015)
10.5	Assignment of Leases and Rents, dated September 8, 2015, made by Pro-Dex Sunfish Lake, LLC favor of Fortitude Income Funds, LLC (incorporated herein by reference to Exhibit 10.5 to the Company’s Form 8-K filed on September 14, 2015)
10.6	Revolving Loan Agreement Modification Agreement, effective June 11, 2015, by and between Riverside Manufacturing, Inc. and Pro-Dex Sunfish Lake, LLC (incorporated herein by reference to Exhibit 10.42 the Company’s Form 10-K filed on September 17, 2015)
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

______________

*	The XBRL–related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Exchange Act of 1933 or the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRO-DEX, INC.

Date: November 10, 2015	/s/ Richard L. Van Kirk
Richard L. Van Kirk
Chief Executive Officer
(Principal Executive Officer)

Date: November 10, 2015	/s/ Alisha K. Charlton
Alisha K. Charlton
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit	Description

10.1	Loan and Security Agreement, dated September 9, 2015, between Summit Financial Resources, L.P. and Pro-Dex, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on September 14, 2015)

10.2	Intercreditor Agreement, dated September 9, 2015, among Summit Financial Resources, L.P., Fineline Molds and Pro-Dex, Inc. (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed on September 14, 2015)

10.3	Promissory Note, dated September 8, 2015, made by Pro-Dex Sunfish Lake, LLC in favor of Fortitude Income Funds, LLC (incorporated herein by reference to Exhibit 10.3 to the Company’s Form 8-K filed on September 14 ,2015)

10.4	Combination Mortgage, Security Agreement and Fixture Financing Statement, dated September 8, 2015, made by Pro-Dex Sunfish Lake, LLC in favor of Fortitude Income Funds, LLC (incorporated herein by reference to Exhibit 10.4 to the Company’s Form 8-K filed on September 14 ,2015)

10.5	Assignment of Leases and Rents, dated September 8, 2015, made by Pro-Dex Sunfish Lake, LLC favor of Fortitude Income Funds, LLC (incorporated herein by reference to Exhibit 10.5 to the Company’s Form 8-K filed on September 14, 2015)

10.6	Revolving Loan Agreement Modification Agreement, effective June 11, 2015, by and between Riverside Manufacturing, Inc. and Pro-Dex Sunfish Lake, LLC (incorporated herein by reference to Exhibit 10.42 the Company’s Form 10-K filed on September 17, 2015)

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	The XBRL–related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Exchange Act of 1933 or the Securities Exchange Act of 1934.

