Form 10-Q
period 2015-12-31
PRO DEX INC
filed 2016-02-11
CIK 788920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

DECEMBER 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission file number 0-14942

PRO-DEX, INC.

(Exact name of registrant as specified in its charter)

COLORADO	84-1261240
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

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

4,149,004 shares of Common Stock, no par value, as of February 3, 2016.

PRO-DEX, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2015

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PRO-DEX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share amounts)

	December 31, 2015	June 30, 2015
ASSETS
Current Assets:
Cash and cash equivalents	$1,053	$697
Accounts receivable, net of allowance for doubtful accounts of $20 and $36, respectively	1,831	2,326
Due from factor	912	—
Unbilled receivables	108	853
Other current receivables	10	28
Inventory	4,481	4,310
Prepaid expenses	122	124
Investment in Ramsey property and related notes receivable	1,461	—
Deferred income taxes	43	70
Total current assets	10,021	8,408
Equipment and leasehold improvements, net	1,225	1,470
Investment in Ramsey property and related notes receivable	—	1,652
Goodwill	353	353
Intangibles	480	547
Other assets	88	86
Total assets	$12,167	$12,516

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,286	$1,867
Accrued expenses	1,036	1,202
Deferred revenue	282	594
Notes payable	522	24
Capital lease obligations	1	7
Total current liabilities	3,127	3,694
Deferred income taxes	43	70
Deferred rent	173	204
Note payable, net of current portion	58	70
Total non-current liabilities	274	344
Total liabilities	3,401	4,038

Shareholders’ equity:
Common shares; no par value; 50,000,000 shares authorized; 4,149,004 and 4,139,579 shares issued and outstanding at December 31, 2015 and June 30, 2015, respectively	18,434	18,411
Accumulated deficit	(9,668)	(9,933)
Total shareholders’ equity	8,766	8,478
Total liabilities and shareholders’ equity	$12,167	$12,516

The accompanying notes are an integral part of these condensed consolidated financial statements.

PRO-DEX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2014	2015	2014

Net sales	$5,439	$2,792	$9,535	$5,387
Cost of sales	3,900	2,096	6,938	3,863
Gross profit	1,539	696	2,597	1,524

Operating expenses: Selling expenses	256	186	470	328
General and administrative expenses	452	459	986	950
Research and development costs	435	444	863	829
Total operating expenses	1,143	1,089	2,319	2,107

Operating income (loss)	396	(393)	278	(583)
Interest expense	(20)	(2)	(26)	(3)
Interest income	1	4	—	5
Gain from disposal of equipment	14	1	14	1
Realized gain on sale of investments	—	59	—	59

Income (loss) from continuing operations before income taxes	391	(331)	266	(521)
Income tax (expense) benefit	—	129	(1)	138

Income (loss) from continuing operations	391	(202)	265	(383)
Income from discontinued operations, net of income taxes	—	10	—	21
Net income (loss)	$391	$(192)	$265	$(362)
Other comprehensive income, net of tax: Unrealized gain from marketable equity investments	—	162	—	173
Less: Reclassification of realized gains included in net loss	—	(59)	—	(59)
Comprehensive income (loss)	$391	$(89)	$265	$(248)

Basic and diluted net income (loss) per share:
Income (loss) from continuing operations	$0.09	$(0.05)	$0.06	$(0.09)
Income from discontinued operations	—	—	—	—
Net income (loss)	$0.09	$(0.05)	$0.06	$(0.09)

Weighted average common shares outstanding:
Basic	4,143	4,170	4,142	4,190
Diluted	4,165	4,170	4,161	4,190
Common shares outstanding	4,149	4,170	4,149	4,170

The accompanying notes are an integral part of these condensed consolidated financial statements.

PRO-DEX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended December 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$265	$(362)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	334	259
Gain on sale of investments	—	(59)
Gain from disposal of equipment	(14)	(1)
Share-based compensation	2	11
Deferred income tax benefit	—	(77)
Bad debt expense (recovery)	(16)	(3)
Changes in operating assets and liabilities:
Accounts receivable, due from factor and other current receivables	(383)	673
Unbilled receivables	745	(342)
Inventory	(171)	(275)
Prepaid expenses and other assets	—	(103)
Accounts payable, accrued expenses and deferred rent	(778)	326
Deferred revenue	(312)	269
Income taxes payable	—	(53)
Net cash provided by (used in) operating activities	(328)	263

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	—	(12)
Purchases of equipment and leasehold improvements	(21)	(209)
Acquisition of Huber Precision	—	(209)
Purchase of Investment in Ramsey property and related notes receivable	(86)	(1,205)
Proceeds from liquidation of Ramsey assets	277	—
Proceeds from sale of equipment	14	1
Proceeds from sale of investments	—	318
Increase in intangibles	(1)	(61)
Net cash provided by (used in) investing activities	183	(1,377)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of common stock	—	(94)
Proceeds from Note Payable	500	—
Proceeds from exercise of options and ESPP contributions	21	—
Borrowings from Summit Loan	1,600	—
Repayments on Summit Loan	(1,600)	—
Payments made for common stock rights offering	—	(3)
Principal payments on notes payable and capital lease	(20)	(4)
Net cash provided by (used in) financing activities	501	(101)

Net increase (decrease) in cash and cash equivalents	356	(1,215)
Cash and cash equivalents, beginning of period	697	3,188
Cash and cash equivalents, end of period	$1,053	$1,973

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$21	$3
Income taxes	$3	$8

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

NOTE 2. BUSINESS ACQUISITIONS

During the fiscal year ended June 30, 2015, we completed two acquisitions. On December 1, 2014, we completed the acquisition of Huber Precision (“Huber”), a manufacturer of machined parts, primarily for the oil and electronics industry. The aggregate purchase price paid was $209,000. On February 1, 2015, we completed the acquisition of Fineline Molds (“Fineline”), a manufacturer of plastic injection molds for a variety of industries. The aggregate purchase price was $757,000, of which $657,000 was paid in cash at closing and $100,000 of which is to be paid by the Company under the terms of a four-year promissory note issued to Fineline at closing. The note bears interest at 4% per annum and requires sixteen equal quarterly payments of principal and accrued interest in the amount of $6,794. The note is secured by all of the assets acquired by us from Fineline and is subordinate to the security interest created by the Summit Financial Resources LP Loan and Security Agreement (see notes 4 and 8).

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

NOTE 3. COMPOSITION OF CERTAIN FINANCIAL STATEMENT ITEMS

Inventory

Inventory is stated at the lower of cost (first-in, first-out) or market and consists of the following (in thousands):

	December 31, 2015	June 30, 2015
Raw materials /purchased components	$2,112	$2,025
Work in process	924	1,030
Sub-assemblies /finished components	1,189	1,095
Finished goods	256	160
Total inventory	$4,481	$4,310

Intangibles

Intangibles consist of the following (in thousands):

	December 31, 2015	June 30, 2015
Capitalized software development costs	$73	$73
Covenant not to compete	52	52
Trade name	54	54
Customer list and backlog	316	316
Patent-related costs	97	96
Total intangibles	$592	$591
Less accumulated amortization	(112)	(44)
	$480	$547

Capitalized software development costs relate to internally developed software, which are being amortized over the estimated minimum unit sales of the underlying product which was released for sale during the fourth quarter of fiscal 2015. Both the covenant not to compete and the customer list and backlog relate to assets acquired in conjunction with the business acquisitions more fully described in Note 2 above and are being amortized over various periods not to exceed ten years. The trade name relates exclusively to Fineline Molds and has an indefinite life, subject to impairment loss assessment annually, or more frequently if certain conditions exist. Patent-related costs consist of legal fees incurred in connection with patent applications, and will be amortized over the life of the applicable patent upon its issuance, or expensed immediately in the event the patent office denies the issuance of the patent.

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

As of December 31, 2015, the total amount of receivables that have been assigned to the Factor pursuant to the Summit Loan is $912,000 and we bear the risk of loss in the event of non-payment by the customers. During the three and six months ended December 31, 2015, we borrowed $1.3 million and $1.6 million, respectively, under the Summit Loan, which amounts were paid in full by December 31, 2015. Therefore, at December 31, 2015, we had no outstanding borrowings against the Summit Loan.

NOTE 5. WARRANTY

The warranty accrual is based on historical costs of warranty repairs and expected future identifiable warranty expenses, and is included in accrued expenses in the accompanying consolidated balance sheets. As of December 31, 2015 and June 30, 2015, the warranty reserve amounted to $367,000 and $261,000, respectively. Warranty expenses are included in cost of sales in the accompanying consolidated statements of operations. Changes in estimates to previously established warranty accruals result from current period updates to assumptions regarding repair costs and warranty return rates, and are included in current period warranty expense. Warranty expense relating to new product sales and changes to estimates for the three months ended December 31, 2015 and 2014 was $73,000 and $155,000, respectively, and for the six months ended December 31, 2015 and 2014 was $178,000 and $150,000, respectively.

Information regarding the accrual for warranty costs for the three and six months ended December 31, 2015 and 2014 are as follows (in thousands):

	As of and for the Three Months Ended December 31,
	2015	2014
Beginning balance	$312	$213
Accruals during the period	56	79
Changes in estimates of prior period warranty accruals	17	76
Warranty amortization	(18)	(36)
Ending balance	$367	$332

	As of and for the Six Months Ended December 31,
	2015	2014
Beginning balance	$261	$237
Accruals during the period	151	150
Changes in estimates of prior period warranty accruals	27	—
Warranty amortization	(72)	(55)
Ending balance	$367	$332

PRO-DEX, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 6. NET INCOME (LOSS) PER SHARE

The Company calculates basic net income (loss) per share by dividing net income (loss) by the weighted-average number of common shares outstanding during the reporting period. The weighted-average number of common shares outstanding reflects the effects of potentially dilutive securities, in income generating periods, which consist entirely of outstanding stock options.

Potential common shares of 27,683 have been excluded from diluted weighted average common shares for the three months ended December 31, 2014, as the effect would have been anti-dilutive. Similarly, potential common shares of 23,399 have been excluded from diluted weighted average common shares for the six months ended December 31, 2014, as the effect would have been anti-dilutive.

The following table presents reconciliations of the numerators and denominators of the basic and diluted earnings (loss) per share computations for net income (loss). In the tables below, income (loss) amounts represent the numerator, and share amounts represent the denominator (in thousands, except per share amounts):

	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2014	2015	2014
Basic:
Income (loss) from continuing operations	$391	$(202)	$265	$(383)
Weighted average shares outstanding	4,143	4,170	4,142	4,190
Basic income (loss) per share from continuing operations	$0.09	$(0.05)	$0.06	$(0.09)

Income from discontinued operations	$—	$10	$—	$21
Weighted average shares outstanding	4,143	4,170	4,142	4,190
Basic and diluted earnings per share from discontinued operations	$0.00	$0.00	$0.00	$0.00

Net income (loss)	$391	$(192)	$265	$(362)
Weighted average shares outstanding	4,143	4,170	4,142	4,190
Basic income (loss) per share	$0.09	$(0.05)	$0.06	$(0.09)

PRO-DEX, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2014	2015	2014
Diluted:
Income (loss) from continuing operations	$391	$(202)	$265	$(383)
Weighted average shares outstanding	4,143	4,170	4,142	4,190
Effect of dilutive securities – stock options	22	—	19	—
Weighted average shares used in calculation of diluted earnings per share	4,165	4,170	4,161	4,190
Basic and diluted loss per share from continuing operations	$0.09	$(0.05)	$0.06	$(0.09)

Income from discontinued operations	$—	$10	$—	$21
Weighted average shares outstanding	4,165	4,170	4,161	4,190
Diluted earnings per share from discontinued operations	$0.00	$0.00	$0.00	$0.00

Net income (loss)	$391	$(192)	$265	$(362)
Weighted average shares outstanding	4,165	4,170	4,161	4,190
Diluted income (loss) per share	$0.09	$(0.05)	$0.06	$(0.09)

NOTE 7. INVESTMENT IN RAMSEY PROPERTY AND RELATED NOTES RECEIVABLE AND VARIABLE INTEREST ENTITY CONSIDERATIONS

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

The notes were recorded at their purchase price and since the notes remained in default, they were placed on nonaccrual status, and therefore, the Company has not collected or recognized any interest income since the date of purchase. Additionally, due to uncertainties relating to future cash flows projected to be received on the notes, no accretable yield was recorded.

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

PRO-DEX, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

On September 22, 2015 we sent Riverside a proposal to accept the collateral in full satisfaction of Riverside’s debt. On October 13, 2015, title to the collateral transferred to the Company by operation of law. Therefore, on October 13, 2015, we took possession of all assets secured by the revolving loan agreement and promissory notes and Riverside ceased to operate. Since that time we entered into a contract to sell the real property and are in the process of selling all of the machinery and equipment through an equipment broker. Based upon these events we no longer believe that the investments in Riverside create a variable interest entity (“VIE”), especially as Riverside has ceased operations effective October 13, 2015.

As of December 31, 2015, we have classified the Investment in Ramsey property and related notes receivable to current assets based upon the events described above. During the three months ended December 31, 2015 we have collected $277,000 from selling inventory and equipment and collecting outstanding receivables, all of which served as collateral for Riverside’s debt.

NOTE 8. NOTES PAYABLE AND FINANCING TRANSACTIONS

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

Summit Financial Resources LP

Additionally, as discussed in Note 4, on September 9, 2015 we entered into the Summit Loan, whereby we can borrow up to $1.0 million against our eligible receivables, as defined in the agreement. Borrowed funds will bear interest at a rate of prime plus 2 percent, and incur an additional administrative fee of 0.7 percent on the monthly average outstanding balance. The Summit Loan has an initial period of 18 months with successive one year renewal options and requires an annual facility fee of $10,000. During the three and six months ended December 31, 2015 we borrowed $1.3 million and $1.6 million, respectively, under the Summit Loan, which amounts were paid in full by December 31, 2015.

Fineline Molds

As discussed in Note 2, in conjunction with our acquisition of the assets of Fineline we issued a promissory note to Fineline in the amount of $100,000 which bears interest at 4% per annum and requires sixteen equal quarterly payments of principal and accrued interest in the amount of $6,794. The note is secured by all of the assets acquired by us from Fineline and is subordinate to the security interest created by the Summit Loan. The balance owed on the note as of December 31, 2015 and June 30, 2015 is approximately $82,000 and $94,000 respectively.

NOTE 9. INCOME TAXES

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

Significant management judgment is required in determining our provision for income taxes and the recoverability of our deferred tax assets. Such determination is based primarily on our historical taxable income or loss, with some consideration given to our estimates of future taxable income or loss by jurisdictions in which we operate and the period over which our deferred tax assets would be recoverable. Due to cumulative taxable losses during the past three years, we maintained a valuation allowance of $3.9 million against our deferred tax assets as of December 31, 2015.

PRO-DEX, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

As of December 31, 2015, we have accrued $434,000 of unrecognized tax benefits related to federal and state income tax matters. None of this balance is expected to reduce the Company’s income tax expense if recognized.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at July 1, 2015	$399
Additions based on tax positions related to the current year	27
Additions for tax positions of prior years	8
Balance at December 31, 2015	$434

We recognize accrued interest and penalties related to unrecognized tax benefits when applicable. As of December 31, 2015, no interest or penalties applicable to our unrecognized tax benefits have been accrued since we have sufficient tax attributes available to fully offset any potential assessment of additional tax.

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

NOTE 10. SHARE-BASED COMPENSATION

As discussed further below, until June 2014 we had two equity compensation plans, the Second Amended and Restated 2004 Stock Option Plan (the “Employee Stock Option Plan”) and the Amended and Restated 2004 Directors’ Stock Option Plan (the “Directors’ Stock Option Plan”) (collectively, the “Stock Option Plans”), pursuant to which (i) options to purchase shares of common stock, or (ii) restricted shares of common stock, could be granted up to an aggregate amount of 1,333,333 common shares, with 1,066,667 and 266,666 shares distributed between the Employee Stock Option Plan and the Directors’ Stock Option Plan, respectively. The Stock Option Plans were substantially similar, providing for a strike price equal to the closing price for a share of our common stock as of the last business day immediately prior to the grant date, vesting periods as determined by the Board for the Employee Stock Option Plan and six months for the Directors’ Stock Option Plan, and terms of up to ten years, subject to forfeit 30 days after the holder ceases to be an employee or 90 days after the holder ceases to be a director, as the case may be. Share-based compensation expense under the Stock Option Plans for the three months ended December 31, 2015 and 2014 was $0 and $4,000, respectively, and for the six months ended December 31, 2015 and 2014 was $2,000 and $11,000, respectively.

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

PRO-DEX, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Stock Options

No options were granted during the three or six months ended December 31, 2015 and 2014.

As of December 31, 2015, there was no unrecognized compensation cost under the Stock Option Plans as all outstanding stock options are fully vested. Following is a summary of stock option activity for the six months ended December 31, 2015 and 2014:

	2015		2014
	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
Outstanding at July 1,	106,668	$2.41	165,002	$2.40
Options granted	—	—	—	—
Options exercised	(7,500)	2.14	—	—
Options forfeited	—	—	(8,334)	5.58
Outstanding at end of period	99,168	$2.43	156,668	$2.23
Stock Options Exercisable at December 31,	99,168	$2.43	150,001	$2.26

Following is a summary of information regarding options outstanding and options exercisable at December 31, 2015:

	Options Outstanding & Exercisable

Range of Exercise Prices	Number Outstanding	Weighted-Avg. Remaining Contractual Life	Weighted-Avg. Exercise Price	Aggregate. Intrinsic Value
$0 to 2.50	87,500	5.78	$1.86	$49,350
2.5 to 5.00	3,334	1.38	4.38	—
7.51 to 10.00	8,334	0.02	7.65	—
Total	99,168	5.15 years	$2.43	$49,350

Employee Stock Purchase Plan

Also in September 2014, our Board approved the establishment of an Employee Stock Purchase Plan (the “ESPP”). The ESPP conforms to the provisions of Section 423 of the Internal Revenue Code, has coterminous offering and purchase periods of six months, and bases the pricing to purchase shares of our common stock on a formula so as to result in a per share purchase price that approximates a 15% discount from the market price of a share of our common stock at the end of the purchase period. The Board of Directors also approved the provision that shares formerly reserved for issuance under the Employee Stock Option Plan and the Directors’ Stock Option Plan in excess of shares issuable pursuant to outstanding options, aggregating 704,715 shares, be reserved for issuance pursuant to the ESPP. During the first quarter ended September 30, 2015, 1,925 shares were purchased and allocated to employees based upon their contributions at a price of $2.34 per share. There were no share purchases during the second quarter ended December 31, 2015. The next six month offering period is scheduled to occur in the third quarter of fiscal 2016.

PRO-DEX, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Restricted Stock

The following is a summary of restricted share activity for the six months ended December 31, 2015 and 2014:

	2015		2014
	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding at beginning of period	5,000	$1.73	13,333	$1.73
Granted	—	—	—	—
Vested	(5,000)	1.73	(6,667)	1.73
Forfeited	—	—	—	—
Outstanding at end of period	—	$—	6,666	$1.73

NOTE 11. MAJOR CUSTOMERS AND SUPPLIERS

Information with respect to customers that accounted for sales in excess of 10% of our total sales in either of the three-month and the six-month periods ended December 31, 2015 and 2014, is as follows (in thousands, except percentages):

	Three Months Ended December 31,
	2015		2014
	Amount	Percent of Total	Amount	Percent of Total

Total revenue	$5,439	100%	$2,792	100%

Customer concentration:
Customer 1	$1,311	24%	$11	—
Customer 2	1,213	22%	5	—
Customer 3	1,169	22%	1,691	61%
Total	$3,693	68%	$1,707	61%

PRO-DEX, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Six Months Ended December 31,
	2015		2014
	Amount	Percent of Total	Amount	Percent of Total

Total revenue	$9,535	100%	$5,387	100%

Customer concentration:
Customer 1	2,421	25%	25	—
Customer 3	1,795	19%	3,198	59%
Customer 2	1,229	13%	5	—
Customer 4	1,004	11%	271	5%
Total	$6,449	68%	$3,499	65%

Information with respect to accounts receivable from those customers whom comprised more than 10% of our gross accounts receivable at either December 31, 2015 or June 30, 2015, is as follows (in thousands, except percentages):

	December 31, 2015		June 30, 2015
Total gross accounts receivable, including amounts due from factor	$2,763	100%	$2,362	100%

Customer concentration:
Customer 1	$485	18%	$78	3%
Customer 2	754	27%	—	—
Customer 3	634	23%	711	30%
Customer 4	314	11%	303	13%
Customer 5	98	4%	531	22%
Total	$2,285	83%	$1,623	68%

PRO-DEX, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Information with respect to suppliers that accounted for purchases in excess of 10% of our total purchases in either of the three-month and the six-month periods ended December 31, 2015 and 2014, is as follows (in thousands, except percentages):

	Three Months Ended December 31,
	2015		2014
	Amount	Percent of Total	Amount	Percent of Total

Total purchases	$2,713	100%	$2,235	100%

Supplier concentration:
Supplier 1	$240	9%	$436	20%
Supplier 2	51	2%	224	10%
Total	$291	11%	$660	30%

	Six Months Ended December 31,
	2015		2014
	Amount	Percent of Total	Amount	Percent of Total

Total purchases	$5,380	100%	$4,052	100%

Supplier concentration:
Supplier 1	$693	13%	$658	16%
Supplier 2	218	4%	394	10%
Total	$911	17%	$1,052	26%

Accounts payable due to the current-year significant supplier represented 2% and 36% of total accounts payable as of December 31, 2015 and June 30, 2015, respectively.

NOTE 12. SEGMENT INFORMATION

In fiscal 2016, the Company has four reportable segments based on its business activities and organization:

•	Pro-Dex located in Irvine, California – providing primarily medical and dental instruments using shared production and assembly machines and workforce. This segment also incorporates Huber Precision as the revenues and assets of Huber Precision are not material to the Company’s total revenues and assets. Additionally, effective November 30, 2015 the former San Carlos office of Huber Precision was closed and all orders shipped since that date are manufactured at the Irvine facility.

•	OMS located in Beaverton, Oregon – providing multi-axis motion control applications.

•	Fineline located in San Dimas, California. This business was purchased on February 1, 2015 and is a manufacturer of plastic injection molds for a variety of industries.

PRO-DEX, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

•	Engineering Services Division or (“ESD”). This division was launched in fiscal 2015 to provide permanent placement and contract services in the fields of engineering, manufacturing and quality to diverse businesses.

In deciding how to allocate resources and assess performance, the Company’s chief executive officer regularly evaluates the sales and operating income of these segments. Operating income is the gross margin of the segment less direct expenses of the segment. Unallocated corporate expenses include our corporate administrative cost center, which primarily includes costs associated with being a public company, as well as general and administrative expenses (“G&A”) incurred related to our investment in the Ramsey property and related notes receivable and is a subset of total general and administrative expenses. Additionally, other costs incurred in our G&A, including salaries and other personnel-related expenses for corporate, accounting, finance and human resource personnel, as well as costs for outsourced information technology services, are not allocated by segment internally and are included in Pro-Dex in the tables below. The following tables summarize segment performance for the three and six months ended December 31, 2015 and 2014 (in thousands):

	Pro-Dex	OMS	Fineline	ESD	Corporate Unallocated	Total
Three months ended December 31, 2015
Net Sales	$4,909	$208	$223	$99	$—	$5,439
Gross Profit	1,396	90	3	50	—	1,539
Operating Income (loss)	792	(114)	(51)	(40)	(191)	396
Depreciation and amortization expense	145	3	18	—	—	166

	Pro-Dex	OMS	Fineline	ESD	Corporate Unallocated	Total
Three months ended December 31, 2014
Net Sales	$2,428	$359	$—	$5	$—	$2,792
Gross Profit	449	245	—	2	—	696
Operating Income (loss)	(193)	48	—	(79)	(169)	(393)
Depreciation and amortization expense	129	3	—	—	—	132

	Pro-Dex	OMS	Fineline	ESD	Corporate Unallocated	Total
Six months ended December 31, 2015
Net Sales	$8,329	$512	$486	$208	$—	$9,535
Gross Profit	2,206	244	29	118	—	2,597
Operating Income (loss)	1,011	(167)	(79)	(64)	(423)	278
Depreciation and amortization expense	293	5	36	—	—	334

PRO-DEX, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	Pro-Dex	OMS	Fineline	ESD	Corporate Unallocated	Total
Six months ended December 31, 2014
Net Sales	$4,660	$722	$—	$5	$—	$5,387
Gross Profit	1,017	505	—	2	—	1,524
Operating Income (loss)	(275)	134	—	(79)	(363)	(583)
Depreciation and amortization expense	254	5	—	—	—	259

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

Investment in Ramsey property and related notes receivable: These investments are classified within Level 3 of the valuation hierarchy for purposes of evaluating potential impairment of these assets. The fair value of the property and related notes receivable is based upon the valuation of third party appraisals of the land and building as well as the equipment which is security for the notes less estimates of liquidation costs and has been reduced by proceeds collected to date.

Although the methods above may produce a fair value calculation that may not be indicative of the net realizable value or reflective of future fair values, we believe the valuation methods are appropriate.

NOTE 15. SUBSEQUENT EVENT

On January 6, 2016, the Company entered into a Receipt for Earnest Money Deposit and Real Estate Purchase Contract, as modified by an Addendum to Real Estate Purchase Contract (collectively, the “Purchase Contract”), to sell approximately 2.2 acres of land and an approximately 30,000 square foot building thereon located in the City of Ramsey and included in Investment in Ramsey property and related notes receivable in our condensed consolidated balance sheet, as of December 31, 2015, for an amount of $1,653,000. The Purchase Contract, as reported in the Company’s Current Report on Form 8-K filed with the SEC on January 8, 2016, provides the Purchaser up to 45 days to perform its due diligence. In addition to legal fees and other transaction costs, the Company is obligated to pay broker commissions of $99,180 (6% of the purchase price) at closing.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited interim condensed consolidated financial statements and the related notes and other financial information appearing elsewhere in this report.

COMPANY OVERVIEW

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of the results of operations and financial condition of Pro-Dex, Inc. (“Company”, “Pro-Dex”, “we”, “our” or “us”) for the three and six-month periods ended December 31, 2015 and 2014. This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and the Notes thereto included elsewhere in this report. This report contains certain forward-looking statements and information. The cautionary statements included herein should be read as being applicable to all related forward-looking statements wherever they may appear. Our actual future results could differ materially from those discussed herein.

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

With operations in California and Oregon, we provide products used in medical, research and industrial applications. Experience in surgical devices and multi-axis motion control applications allows us to develop products that require high precision in harsh environments. Our products are found in hospitals, dental offices, medical engineering labs, scientific research facilities and high tech manufacturing operations around the world.

In addition to our principal operations described above, our Fineline Molds division, located in San Dimas, California manufactures plastic injection molds for a wide variety of industries. We also provide engineering consulting and placement services, as well as quality and regulatory consulting services through our Engineering Services Division. In addition to Pro-Dex, the names Micro Motors and Oregon Micro Systems are used for marketing purposes as brand names. The names Huber Precision, a division of Pro-Dex, and Fineline Molds, a division of Pro-Dex, are used to distinguish our acquired businesses and we have filed fictitious name statements in the counties in which we operate these divisions. Our Huber Precision division was located in San Carlos, California through November 30, 2015 and after such time we manufacture and ship orders placed from these customers directly from our Irvine, California location.

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used or changes in the accounting estimate that are reasonably likely to occur could materially change the financial statements. Management believes that there have been no significant changes during the three and six months ended December 31, 2015 to the items that we disclosed as our critical accounting policies in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our annual report on Form 10-K for the fiscal year ended June 30, 2015, except as noted below, whereby we have expanded our revenue recognition criteria to include the milestone method based on development contracts in effect during the current fiscal year.

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

Revenue from billable product development service portions of development and supply contracts is generally recognized either upon milestone completion or completion of the product development services, in conformity with ASC Section 605. We recognize revenue that is contingent upon the achievement of a substantive milestone in its entirety in the period in which the milestone is achieved. A milestone is considered substantive when the consideration payable to us for such milestone (i) is consistent with our performance necessary to achieve the milestone, (ii) relates solely to our past performance and (iii) is reasonable relative to all of the other deliverables and payments within the arrangement. In making this assessment, we consider all facts and circumstances relevant to the arrangement, including factors such as the scientific, regulatory, commercial and other risks that must be overcome to achieve the milestone, the level of effort and investment required to achieve the milestone and whether any portion of the milestone consideration is related to future performance or deliverables. Accordingly, in certain cases, based upon the evaluation of the criteria above, we record revenue upon milestone completion and in other cases revenue from product development milestone billings to our customers is deferred until completion of all development phases or milestones.

Returns of our product for credit are minimal; accordingly, we do not establish a reserve for product returns at the time of sale.

Business Strategy and Future Plans

Our business today is almost entirely driven by sales of our medical products and related repair services. One year ago we had one significant medical device customer that accounted for over 10 percent of our revenue and today we have four medical device customers that account for more than 10 percent of our revenue. This is due in part to the completion of the design of a CMF product which we began selling to a customer in the fourth quarter of fiscal 2015, as well as shipments of product beginning in the third quarter of fiscal 2015 that relates to another customer’s unique surgical handpiece designed for use in orthopedic surgery applications. Additionally, in the second quarter of fiscal 2016 we completed the design of another CMF surgical driver for another customer allowing us to recognize previously deferred development revenue and commenced product shipments. We continue to focus a significant percentage of our time and resources on providing outstanding products and service to our valued principal customers. Additionally, we are currently undertaking cost reduction analysis relating to our newest products, because they have a lower product margin than our legacy products, in part due to additional labor and overhead charges associated with the learning curve of new assemblies.

Simultaneously, we are working to build top-line sales through active proposals of new medical device products with new and existing customers, and anticipate completing one significant ongoing engineering project during fiscal 2016, which we believe will lead to the addition of another significant product launch in early fiscal 2017. Additionally, we are seeking additional revenue streams through our Engineering Services Division (“ESD”) by offering both temporary/contract and full-time employee placements to other customers in diverse industries.

During fiscal year 2015 we acquired two businesses, Huber Precision, which manufactures machined parts for the auto and electronics industries, and Fineline Molds, which manufactures plastic injection molds for companies in a wide variety of industries. We believe these acquisitions will allow us to diversify our product offerings and eventually increase the utilization of our machine and assembly departments. Effective November 30, 2015 in conjunction with the termination of the San Carlos lease assumed by us in conjunction with our acquisition of Huber Precision, we have begun manufacturing and shipping orders to Huber Precision customers from our Irvine facility. The first shipment from the Irvine location was made in January 2016.

Finally, during fiscal 2015 and the first quarter of fiscal 2016 we invested $1.7 million in the land and building located in Ramsey, Minnesota (the “Ramsey Property”) and related notes receivable. We originally acquired the notes to achieve a return on capital upon liquidation or operation of the assets of Riverside Manufacturing, Inc. (“Riverside”).  We have since decided to liquidate the investment and have entered a contract to sell the real property and are in the process of liquidating all other collateral in an orderly fashion. During the second quarter of fiscal 2016 we collected $277,000 through liquidation of a portion of the underlying collateral consisting of inventory and equipment and collecting outstanding receivables.

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

Description of Business Operations

Revenue

The majority of our revenue is derived from designing, developing and manufacturing surgical devices for the medical device and dental industries and motion control software and hardware for industrial and scientific applications. The proportion of total sales by type is as follows (in thousands, except percentages):

	Three Months Ended December 31,				Six Months Ended December 31,
	2015		2014		2015		2014
		% of Revenue		% of Revenue		% of Revenue		% of Revenue
Revenue:
Medical device and services	$4,057	75%	$1,406	50%	$6,657	70%	$2,932	54%
Industrial and scientific	294	5%	519	19%	798	8%	1,040	19%
Dental and component	519	10%	332	12%	766	8%	566	11%
Injection molds	223	4%	—	—	486	5%	—	—
Contract services (ESD)	99	2%	5	—	208	2%	5	—
Repairs and other	247	4%	530	19%	620	7%	844	16%
	$5,439	100%	$2,792	100%	$9,535	100%	$5,387	100%

Certain of our medical device products utilize proprietary designs developed by us under exclusive development and supply agreements. All of our medical device products utilize proprietary manufacturing methods and know-how, and are manufactured in our Irvine, California facility, as are our dental products, which are sold primarily to original equipment manufacturers and dental product distributors. We design and manufacture embedded multi-axis motion controllers in our facility in Beaverton, Oregon. We manufacture plastic injection molds in our San Dimas, California facility, a revenue stream generated from our acquisition of Fineline during the third quarter of fiscal 2015.

Sales of our medical device products and related development services increased $2.6 million and $3.7 million, respectively for the three and six months ended December 31, 2015. In the third quarter of fiscal year 2015 we launched production of a surgical handpiece designed to be used in orthopedic surgery applications for one of our customers and in the fourth quarter of fiscal year 2015 we began volume production of a cranial driver for CMF applications that we designed for another customer. Sales to these two customers accounted for $1.5 million and $3.2 million for the three and six months ended December 31, 2015, respectively, and sales to these same customers were negligible during the corresponding periods of the prior fiscal year. During the second quarter of fiscal 2016 we completed the development of another cranial driver to meet the specifications of another medical device customer and we were able to recognize non-recurring engineering revenue, much of which had been previously deferred, in the amount of $660,000, and shipped approximately $550,000 of the newly developed product to this customer.

At December, 2015, we had a backlog of approximately $10.6 million, of which $2.7 million is scheduled to be delivered in fiscal 2017 and the balance is scheduled to be delivered in the current fiscal year. Of the backlog, approximately $543,000 relates to Fineline Molds. We may experience variability in our new order bookings due to various reasons, including, but not limited to, the timing of major new product launches and customer planned inventory builds, illustrative of which is two development projects for CMF devices and the recent release of an orthopedic surgical handpiece. However, we do not typically experience seasonal fluctuations in our shipments and revenues.

Cost of Sales and Gross Margin
(in thousands except percentages)

	Three Months Ended December 31,				Six Months Ended December 31,
	2015		2014		2015		2014
		% of Total		% of Total		% of Total		% of Total
Cost of sales:
Product cost	$3,776	97%	$1,882	90%	$6,893	99%	$3,565	92%
Under(over)-absorption of manufacturing costs	45	1%	15	1%	(99)	(1%)	104	3%
Inventory and warranty charges	79	2%	199	9%	144	2%	194	5%
Total cost of sales	$3,900	100%	$2,096	100%	$6,938	100%	$3,863	100%

	Three Months Ended December 31,		Six Months Ended December 31,		Year over Year ppt Change
	2015	2014	2015	2014	Three Months	Six Months
Gross margin	28%	25%	27%	28%	3	(1)

Cost of sales for the three months ended December 31, 2015 increased $1.8 million or 86 percent compared to the corresponding period of the prior fiscal year. The increase in total costs of sales is consistent with the 95 percent increase in revenue for the same period. Under-absorption of manufacturing costs increased by $30,000 for the three months ended December 31, 2015 compared to the corresponding period of the prior fiscal year due primarily to adjustments made to lower our standard labor and overhead rates at the beginning of fiscal 2016 in anticipation of higher manufacturing volumes. Also included in product cost for the quarter ended December 31, 2015 was an accrual of $10,000 for anticipated losses from the development services portion of certain contracts, compared to a $93,000 accrual recorded in the corresponding quarter of the prior year. Costs relating to inventory and warranty charges decreased by $120,000 for the quarter ended December 31, 2015 compared to the second quarter of the prior fiscal year. The warranty accrual estimate decreased due to lower volume of sales of specific products as well as a decrease in the estimated return rate of those products in the current fiscal year versus the prior fiscal year.

Gross profit increased by approximately $843,000 or 121 percent for the three months ended December 31, 2015 compared to the corresponding period of the prior fiscal year, primarily as a result of the increase in revenue discussed above. Gross margin as a percentage of sales increased by approximately 3 percentage points compared to the corresponding period of the prior year due primarily to the effects of the accruals for anticipated losses from certain contracts and lower warranty charges as discussed above.

Cost of sales for the six months ended December 31, 2015 increased by $3.1 million or 80 percent compared to the corresponding period of the prior fiscal year, primarily due to the increase revenue of 77 percent for the same period, the reasons for which are discussed above. Additionally, product cost for the six months ended December 31, 2015 and 2014 includes an accrual of approximately $78,000 and $141,000, respectively, relating to estimated contract losses for certain engineering development projects that are now complete. Finally, cost of sales reflects a $203,000 decrease in under-absorbed manufacturing costs as we are over-absorbed by $99,000 for the six months ended December 31, 2015, due to increased manufacturing volumes.

Gross profit increased $1.1 million, or 70 percent, for the six months ended December 31, 2015 compared to the corresponding period of the prior year, primarily as a result of the increases in revenue of 77 percent discussed above. Gross margin declined by approximately 1 percentage point, compared to the corresponding period of the prior year.

Operating Expenses

Operating Costs and Expenses
(in thousands except % change)

	Three Months Ended December 31,				Six Months Ended December 31,				Year over Year % Change
	2015		2014		2015		2014		Three Months	Six Months
		% of Revenue		% of Revenue		% of Revenue		% of Revenue
Operating expenses:
Selling expenses	$256	5%	$186	7%	$470	5%	$328	6%	38%	43%
General and administrative expenses	452	8%	459	16%	986	10%	950	18%	(2%)	4%
Research and development costs	435	8%	444	16%	863	9%	829	15%	(2%)	4%
	$1,143	21%	$1,089	39%	$2, 319	24%	$2, 107	39%	5%	10%

Selling expenses consist of salaries and other personnel-related expenses for our business development department as well as advertising and marketing expenses, and travel and related costs incurred in generating and maintaining our customer relationships. Selling expenses for the three and six months ended December 31, 2015 increased $70,000, or 38 percent, and $142,000, or 43 percent, respectively, compared to the corresponding periods of fiscal 2014. Approximately $54,000 and $108,000 of the increase is attributable Fineline for the three and six months ended December 31, 2015, respectively, compared to the three and six months ended December 31, 2014. Additionally, approximately $10,000 and $25,000 of the increase is attributable to Huber Precision for the three and six months ended December 31, 2015, respectively, compared to the three and six months ended December 31, 2014. All costs related to Huber Precision have since been eliminated as they all related to the separate San Carlos location which was closed upon the expiration of the lease on November 30, 2015.

General and administrative expenses (“G&A”) consists of salaries and other personnel-related expenses of our accounting, finance and human resource personnel, professional fees, directors’ fees, and other costs and expenses attributable to being a public company. G&A remained relatively flat for the three months ended December 31, 2015 and increased $36,000 for the six months ended December 31, 2015, respectively, when compared to the corresponding periods of the prior fiscal year. The increase in total G&A expenses was primarily related to legal, consulting and amortized loan fees of approximately $80,000 incurred in connection with our investment in the Ramsey property and related note receivable, offset by a reduction in legal expenses incurred related to prior year business acquisitions.

Research and development costs generally consist of salaries, employer paid benefits, and other personnel related costs of our engineering and support personnel, as well as allocated facility and information technology costs, professional and consulting fees, patent-related fees, lab costs, materials, and travel and related costs incurred in the development and support of our products. Research and development costs for the three months ended December 31, 2015 remained relatively flat compared to the corresponding period of the prior fiscal year. Research and development expenses for the six months ended December 31, 2015 increased by $34,000, or 4 percent, compared to the corresponding period of the prior fiscal year due primarily to increased labor and project investment of approximately $25,000 in our OMS division located in Beaverton, Oregon and a net increase of approximately $10,000 in total costs incurred in our Irvine, California location, which is exclusively focused on medical device product development.

Interest Expense

Interest expense consists primarily of interest expense related to the loans and notes payable described more fully in Note 8 to the Condensed Consolidated Financial Statements contained elsewhere in this report and capital lease obligations for leased office equipment. The increase in interest expense for the three and six months ended December 31, 2015 relates to these recent financing arrangements.

Realized Gain on Sale of Investments

During the three and six months ended December 31, 2014, we sold certain of our investments in marketable equity securities of publicly held companies and recorded realized gains of $59,000. We have not held any marketable securities during the three and six months ended December 31, 2015.

Income Tax Benefit

The effective tax rates for the three and six months ended December 31, 2015 and 2014 are lower than statutory tax rates due to our inability to fully recognize the benefits of federal and state loss carryforwards prior to their utilization. (See Note 9 of Notes to Condensed Consolidated Financial Statements contained elsewhere in this report.)

Liquidity and Capital Resources

Cash and cash equivalents at December 31, 2015 increased $356,000 to $1.1 million as compared to $697,000 at June 30, 2015. The following table includes a summary of our condensed consolidated statements of cash flows contained elsewhere in this report.

	As of and For the Six Months Ended December 31,
	2015	2014
	(in thousands)
Cash provided by (used in):
Operating activities	$(328)	$263
Investing activities	$183	$(1,377)
Financing activities	$501	$(101)

Cash and Working Capital:
Cash and cash equivalents	$1,053	$1,973
Working Capital	$6,894	$6,273

Operating Activities

Net cash used in operating activities during the six months ended December 31, 2015 amounted to $328,000. Uses of cash arose from an increase in accounts receivable of $383,000, primarily due to increased sales late in the second quarter ended December 31, 2015, an increase in inventory purchases of $171,000, a decrease in accounts payable, accrued liabilities and deferred rent, aggregating $778,000, due primarily to payments made during the six months ended December 31, 2015 for inventory purchases as well as a decrease in deferred revenue of $312,000 upon completion of a development contract. Sources of cash arose from our net income of $265,000, a decrease of $745,000 in unbilled receivables related primarily to the completion of a product development contract in the second quarter ended December 31, 2015, accounted for under the completed contract method of accounting, and non-cash depreciation and amortization of $334,000.

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

Investing Activities

Net cash provided by investing activities for the six months ended December 31, 2015 was $183,000. This increase was due primarily to proceeds of $277,000 received from the liquidation of a portion of the collateral underlying our investment in Ramsey property and related notes receivable offset by additional extension of credit made in the first quarter of fiscal 2016 in the amount of $57,000 and a property tax payment made in the second quarter of fiscal 2016 in the amount of $29,000.

During the six months ended December 31, 2014, we invested $1.2 million in the purchase of notes receivable as further described in Note 7 to the Condensed Consolidated Financial Statements contained elsewhere in this report. We also purchased Huber Precision for $209,000, made capital expenditures primarily for tooling and manufacturing equipment in the amount of $209,000 and received $318,000 in proceeds from the sale of equity securities in conformity with our surplus capital investment policy. Additionally, we expended $61,000 in capitalized legal fees and software development costs related to internally developed intellectual property.

Financing Activities

Cash provided by financing activities during the six months ended December 31, 2015 was $501,000 and primarily related to the Fortitude Income Funds, LLC promissory note described under “Financing Facilities & Liquidity Requirements for the next twelve months” below.

During the six months ended December 31, 2014 we spent $94,000 on the repurchase of company common stock pursuant to the share repurchase program described in more detail below.

Financing Facilities & Liquidity Requirements for the next twelve months

In September 2015, as previously reported, we entered into two separate financing transactions.

We borrowed $500,000 from Fortitude Income Funds, LLC under a promissory note dated September 8, 2015. The loan bears interest at 12 percent per annum, contains a loan origination fee of $15,000 plus expenses, and requires monthly interest only payments until its maturity on March 15, 2016. The loan contains two three-month options to extend the principal re-payment, each requiring an up-front payment of $3,750. The loan is secured by a combination mortgage, security agreement and fixture statement covering the Ramsey Property. During the third quarter of fiscal 2016 we entered a contract to sell the Ramsey Property, which is estimated to close in the third quarter of fiscal 2016 subject to the buyer’s waiver of all contingencies in the contract, and we are currently liquidating the other collateral secured by the related notes. We plan to use the proceeds from the liquidation of these assets to repay the Fortitude note and anticipate we will have additional remaining proceeds that can be used for working capital needs.

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

As of December 31, 2015, our working capital was $6.9 million. We currently believe that our existing cash and cash equivalent balances as well as our account receivable balances, and the short-term borrowing capacity provided by the Summit Loan described above will provide us sufficient funds to satisfy our cash requirements as our business is currently conducted for at least the next 12 months. Additionally, we have entered a contract to sell the Ramsey Property and are currently liquidating the other collateral secured by the related notes. Certain factors and events could negatively affect our cash flows, including:

•	In the event that any of our significant customers are unable to perform due to cancelation of their ordered products and/or their ability to pay for such products in a timely manner. Such significant change would negatively impact our revenue, operating results, and cash flows.

•	In the event that the contract to sell the Ramsey Property does not close due to the buyer’s inability to obtain financing during the due diligence period or any other reason, would cause a delay in selling the property and may reduce the proceeds we expect to receive. Such significant change would negatively impact our operating results and cash flows.

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

In accordance with SEC rules, an evaluation was performed under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer of the effectiveness, as of December 31, 2015, of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). “Internal control over financial reporting” includes those policies and procedures that:

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

Based on that evaluation as of December 31, 2015, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective.

 Internal Control over Financial Reporting

During the three months ended December 31, 2015, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Our business, future financial condition and results of operations are subject to a number of factors, risks and uncertainties, which are disclosed in Item 1A, entitled “Risk Factors” in Part I of our Annual Report on Form 10-K for our fiscal year ended June 30, 2015 as well as any amendments thereto or additions and changes thereto contained in this quarterly report on Form 10-Q for the quarter ended December 31, 2015. Additional information regarding some of those risks and uncertainties is contained in the notes to the condensed consolidated financial statements included elsewhere in this report and in Item 2, entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I of this report. The risks and uncertainties disclosed in our Form 10-K, our quarterly reports on Form 10-Q and other reports filed with the are not necessarily all of the risks and uncertainties that may affect our business, financial condition and results of operations in the future.

There have been no material changes to the risk factors as disclosed in our annual report on Form 10-K for the fiscal year ended June 30, 2015, except as provided in any amendments thereto.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 6.	EXHIBITS

Exhibit	Description

10.1	Receipt for Earnest Money Deposit and Real Estate Purchase Contract, including Addendum to Real Estate Purchase Contract dated January 6, 2016 by and between Pro-Dex Sunfish Lake, LLC, and MO Real Estate, LLC (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Registrant on January 8, 2016)

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	The XBRL–related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRO-DEX, INC.

Date: February 11, 2016	/s/ Richard L. Van Kirk
Richard L. Van Kirk
Chief Executive Officer
(Principal Executive Officer)

Date: February 11, 2016	/s/ Alisha K. Charlton
Alisha K. Charlton
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit	Description

10.1	Receipt for Earnest Money Deposit and Real Estate Purchase Contract, including Addendum to Real Estate Purchase Contract dated January 6, 2016 by and between Pro-Dex Sunfish Lake, LLC, and MO Real Estate, LLC (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Registrant on January 8, 2016)

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

______________

*	The XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

