Form 10-Q
period 2016-03-31
PRO DEX INC
filed 2016-05-12
CIK 788920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

MARCH 31, 2016

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

Yes ☐          No ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock outstanding as of the latest practicable date: 4,146,449 shares of Common Stock, no par value, as of May 4, 2016.

PRO-DEX, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2016

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PRO-DEX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share amounts)

	March 31, 2016	June 30, 2015
ASSETS
Current Assets:
Cash and cash equivalents	$1,452	$697
Accounts receivable, net of allowance for doubtful accounts of $18 and $36, respectively	2,169	2,326
Due from factor	1,581	—
Unbilled receivables	123	853
Other current receivables	113	28
Inventory	4,118	4,310
Prepaid expenses	129	124
Deferred income taxes	—	70
Total current assets	9,685	8,408
Equipment and leasehold improvements, net	1,198	1,470
Investment in Ramsey property and related notes receivable	—	1,652
Goodwill	112	353
Intangibles	442	547
Other assets	80	86
Total assets	$11,517	$12,516

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,132	$1,867
Accrued expenses	892	1,202
Deferred revenue	117	594
Income taxes payable	3	—
Note payable	24	24
Capital lease obligations	—	7
Total current liabilities	2,168	3,694
Deferred income taxes	—	70
Deferred rent	157	204
Note payable, net of current portion	52	70
Total non-current liabilities	209	344
Total liabilities	2,377	4,038

Shareholders’ equity:
Common shares; no par value; 50,000,000 shares authorized; 4,152,139 and 4,139,579 shares issued and outstanding at March 31, 2016 and June 30, 2015, respectively	18,440	18,411
Accumulated deficit	(9,300)	(9,933)
Total shareholders’ equity	9,140	8,478
Total liabilities and shareholders’ equity	$11,517	$12,516

The accompanying notes are an integral part of these condensed consolidated financial statements.

PRO-DEX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2016	2015	2016	2015

Net sales	$5,337	$3,922	$14,873	$9,310
Cost of sales	3,977	2,877	10,916	6,741
Gross profit	1,360	1,045	3,957	2,569

Operating expenses:
Selling expenses	195	363	665	691
General and administrative expenses	420	592	1,407	1,542
Impairment of goodwill and long-lived assets	245	—	245	—
Research and development costs	450	480	1,313	1,309
Total operating expenses	1,310	1,435	3,630	3,542

Operating income (loss)	50	(390)	327	(973)
Interest expense	(10)	(1)	(36)	(4)
Interest income	—	1	—	6
Gain from sale of Investment in Ramsey Property	340	—	340	—
Gain from disposal of equipment	4	1	18	1
Realized gain on sale of investments	—	395	—	455

Income (loss) from continuing operations before income taxes	384	6	649	(515)
Income tax (expense) benefit	(16)	(98)	(16)	40

Income (loss) from continuing operations	368	(92)	633	(475)
Income from discontinued operations, net of income taxes	—	16	—	37
Net income (loss)	$368	$(76)	$633	$(438)

Basic and diluted net income (loss) per share:
Income (loss) from continuing operations	$0.09	$(0.02)	$0.15	$(0.11)
Income from discontinued operations	—	—	—	0.01
Net income (loss)	$0.09	$(0.02)	$0.15	$(0.10)

Weighted average common shares outstanding:
Basic	4,151	4,158	4,145	4,179
Diluted	4,195	4,158	4,169	4,179
Common shares outstanding	4,152	4,140	4,152	4,140

The accompanying notes are an integral part of these condensed consolidated financial statements.

PRO-DEX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$633	$(438)
Adjustments to reconcile net income (loss) to
net cash used in operating activities:
Depreciation and amortization	481	398
Gain on sale of investments	—	(455)
Gain on sale of investment in Ramsey	(340)	—
Gain on disposal of equipment	(18)	(1)
Impairment of goodwill and long-lived assets	245	—
Share-based compensation	4	14
Deferred income tax benefit	—	5
Bad debt expense (recovery)	(18)	1
Changes in operating assets and liabilities:
Accounts receivable, due from factor and other current receivables	(1,382)	(313)
Unbilled receivables	730	(324)
Inventory	192	(839)
Prepaid expenses and other assets	—	(83)
Accounts payable, accrued expenses and deferred rent	(1,092)	1,352
Deferred revenue	(477)	298
Income taxes payable	3	(53)
Net cash used in operating activities	(1,039)	(438)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	—	(12)
Purchases of equipment and leasehold improvements	(106)	(242)
Business acquisitions	—	(865)
Purchase of notes receivable	—	(1,236)
Investment in Ramsey property and related notes receivable	(87)	—
Proceeds from sale of investment in Ramsey	1,970	—
Proceeds from sale of equipment	18	1
Proceeds from sale of investments	—	1,324
Increase in intangibles	(1)	(50)
Net cash provided by (used in) investing activities	1,794	(1,080)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of common stock	(2)	(154)
Proceeds from exercise of stock options and ESPP contributions	27	—
Repurchase of stock options	—	(32)
Borrowings from Summit loan	2,050	—
Repayments on Summit loan	(2,050)	—
Payments made for common stock rights offering	—	(3)
Proceeds from note payable	500
Principal payments on notes payable and capital lease	(525)	(6)
Net cash used in financing activities	—	(195)

Net increase (decrease) in cash and cash equivalents	755	(1,713)
Cash and cash equivalents, beginning of period	697	3,188
Cash and cash equivalents, end of period	$1,452	$1,475

The accompanying notes are an integral part of these condensed consolidated financial statements.

PRO-DEX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

(Unaudited)

(In thousands)

	Nine Months Ended March 31,
	2016	2015
Supplemental disclosures of cash flow information:

Noncash investing and financing activities:
Promissory note issued in conjunction with a business acquisition	$—	$100

Cash paid during the period for:
Interest	$36	$4
Income taxes, net of refunds	$11	$9

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

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements—Going Concern” (Subtopic 205-40).  This guidance defines management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures.  Under the guidance, management is required to evaluate, for each annual and interim reporting period, whether it is probable that the entity will not be able to meet its obligations as they become due within one year after the date that the financial statements are issued or are available to be issued.  When management identifies substantial doubt about the entity’s ability to continue as a going concern, additional disclosures are required. This guidance will be effective for annual reporting periods beginning after December 15, 2016.  The Company does not believe that the adoption of this guidance will have a material impact on our consolidated financial statements and related disclosures.

In February 2015, the FASB issued ASU 2015-02, “Consolidation”. This guidance amends existing consolidation guidance in which a reporting entity might be required to consolidate another legal entity in situations in which the reporting entity’s contractual rights do not give it the ability to act primarily on its own behalf, the reporting entity does not hold a majority of the legal entity’s voting rights, or the reporting entity is not exposed to a majority of the legal entity’s economic benefits or obligations. The guidance:

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

In November 2015, the FASB issued ASU 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes” which requires all deferred tax assets and liabilities, as well as any related valuation allowance, to be classified as non-current on the balance sheet. The guidance is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years and earlier adoption is permitted. We have elected early adoption on a prospective basis and have netted $45,000 of current deferred income tax assets against $45,000 of long term deferred income tax liabilities as of March 31, 2016 in the accompanying condensed consolidated balance sheet.

In February 2016, the FASB issued ASU 2016-02, (Topic 842) “Leases”. The objective of this update is to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those annual periods and is to be applied utilizing a modified retrospective approach. The Company is currently evaluating the new guidance to determine the impact it may have on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation (Topic 718) “Improvements to Employee Share-Based Payment Accounting”. This update simplifies the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. This ASU is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the new guidance to determine the impact it may have on its consolidated financial statements.

NOTE 2. BUSINESS ACQUISITIONS

During the nine months ended March 31, 2015, we completed two acquisitions. On December 1, 2014, we completed the acquisition of Huber Precision (“Huber”), a manufacturer of machined parts, primarily for the oil and electronics industry. The aggregate purchase price paid was $209,000. On February 1, 2015, we completed the acquisition of Fineline Molds (“Fineline”), a manufacturer of plastic injection molds for a variety of industries. The aggregate purchase price was $757,000, of which $657,000 was paid in cash at closing and $100,000 is to be paid by the Company under the terms of a four-year promissory note issued to Fineline at closing, which bears interest at 4% per annum and requires sixteen equal quarterly payments of principal and accrued interest in the amount on $6,794 each. The note is secured by all of the assets acquired by us from Fineline and is subordinate to the security interest created by the Summit Loan (as defined and described in Note 5).

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

The acquisitions were completed to support expansion of our business and broaden the Company’s customer base. We have accounted for these acquisitions as business combinations using the acquisition method of accounting. This method requires, among other things, that assets acquired and liabilities assumed in a business combination be recognized at their fair values as of the acquisition date.  There were no liabilities assumed as part of either the Huber or Fineline acquisitions. The results of operations related to the businesses acquired have been included in the Company’s consolidated statements of operations since the date of each respective acquisition. Pro forma historical results of operations related to both acquisitions during the period prior to the acquisition date have not been presented because they are not material to our consolidated statements of operations.

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

NOTE 3: GOODWILL AND INDEFINITE-LIVED ASSETS

Goodwill represents the excess of the purchase price over the fair value of identifiable net assets of acquired businesses. Indefinite-lived intangibles are intangible assets whose useful lives are indefinite in that their lives extend beyond the foreseeable horizon – that is there is no foreseeable limit on the period of time over which they are expected to contribute to the cash flows of the reporting entity.  The Company accounts for these items in accordance with Accounting Standards Codification (“ASC”) 350 Intangibles – Goodwill and Other, which requires that impairment testing for goodwill is performed at least annually at the reporting unit level. A reporting unit is an operating segment or one level below an operating segment (also known as a component). We perform our annual impairment test as of January 31st of each year. Goodwill is also tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value.

PRO-DEX, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table presents the changes in the carrying amount of the Fineline goodwill and trade name (in thousands):

	Goodwill	Trade name
Balance at July 1, 2015	$353	$54
Impairment charge	(241)	(4)
Balance at March 1, 2016	$112	$50

The impairment test for goodwill uses a two-step approach. Step one compares the fair value of the reporting unit to its carrying value including goodwill.  If the carrying value exceeds the fair value, there is a potential impairment and step two must be performed. Step two compares the carrying value of the reporting unit’s goodwill to its implied value (i.e., the fair value of the reporting unit less the fair value of the unit’s assets and liabilities, including identifiable intangible assets).  If the carrying value of goodwill exceeds its implied value, the excess is recorded as an impairment.

Under Step 1 of the impairment test the Company determined that the carrying value of the reporting unit including goodwill exceeded the fair value, requiring us to perform Step 2 of the goodwill impairment test to measure the amount of impairment loss, if any.

The Company then performed Step 2 of the impairment test, and determined the implied value of Fineline goodwill was $112,000, which was less than its carrying value and, as a result, the Company recognized a non-cash, pre-tax charge of $241,000 during the three and nine months ended March 31, 2016. Additionally, our analysis indicated that the estimated fair value of the trade name acquired was $50,000 and therefore we recognized an impairment charge of $4,000 during the three and nine months ended March 31, 2016. These impairment charges are included under the caption “Impairment of goodwill and long-lived assets” in our consolidated statements of operations. There were no impairment charges recognized during the three and nine months ended March 31, 2015.

The valuation methods utilized to value the long-lived assets and the goodwill discussed above are based on the amount and timing of expected future cash flows and growth rates and include a determination of an appropriate discount rate. The cash flows utilized in the discounted cash flow analyses were based on financial forecasts developed internally by management. Estimating future cash flows requires significant judgment and projections may vary from the cash flows eventually realized.  Determining the fair value using a discounted cash flow method requires significant estimates and assumptions, including market conditions, discount rates, and long-term projections of cash flows. The Company’s estimates are based upon historical experience, current market trends, projected future volumes and other information. The Company believes that the estimates and assumptions underlying the valuation methodology are reasonable; however, different estimates and assumptions could result in a different estimate of fair value.

PRO-DEX, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 4. COMPOSITION OF CERTAIN FINANCIAL STATEMENT ITEMS

Inventory

Inventory is stated at the lower of cost (first-in, first-out) or market and consists of the following (in thousands):

	March 31, 2016	June 30, 2015
Raw materials /purchased components	$2,031	$2,025
Work in process	949	1,030
Sub-assemblies /finished components	993	1,095
Finished goods	145	160
Total inventory	$4,118	$4,310

Intangibles

Intangibles consist of the following (in thousands):

	March 31, 2016	June 30, 2015
Capitalized software development costs	$73	$73
Covenant not to compete	52	52
Trade name	50	54
Customer list and backlog	316	316
Patent-related costs	96	96
Total intangibles	$587	$591
Less accumulated amortization	(145)	(44)
	442	547

Capitalized software development costs relate to internally developed software, which are being amortized over the estimated minimum unit sales of the underlying product which was released during the fourth quarter of fiscal 2015. Both the covenant not to compete and the customer list and backlog relate to assets acquired in conjunction with the business acquisitions more fully described in Note 2 and are being amortized over various periods not to exceed ten years. The trade name relates exclusively to Fineline Molds and has an indefinite life, subject to impairment loss consideration annually, and more frequently if certain conditions exist (see Note 3). Patent-related costs consist of legal fees incurred in connection with patent applications, which we began amortizing in the third quarter of fiscal 2016 upon the related patent issuance, over a period of seven years, the estimated life of the product that is currently utilizing the patented technology.

NOTE 5. DUE FROM FACTOR

On September 9, 2015, we entered a Loan and Security Agreement (the “Summit Loan”) with Summit Financial Resources LP, (the “Factor”) whereby we can borrow up to $1.0 million against our eligible receivables, on a revolving basis, as defined in the agreement. Borrowed funds will bear interest at a rate of prime plus 2 percent, and incur an additional administrative fee of 0.7 percent on the monthly average outstanding balance. The Summit Loan has an initial period of 18 months with successive one year renewal options and requires an annual facility fee of $10,000.

PRO-DEX, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

As of March 31, 2016, the total amount of receivables that have been assigned to the Factor pursuant to the Summit Loan is $1.6 million and we bear the risk of loss in the event of non-payment by the customers. During the three and nine months ended March 31, 2016, we borrowed $450,000 and $2.1 million, on a revolving basis, respectively, under the Summit Loan, which amounts were paid in full by March 31, 2016. Therefore, at March 31, 2016, we had no outstanding borrowings against the Summit Loan.

NOTE 6. WARRANTY

The warranty accrual is based on historical costs of warranty repairs and expected future identifiable warranty expenses, and is included in accrued expenses in the accompanying consolidated balance sheets. As of March 31, 2016 and June 30, 2015, the warranty reserve amounted to $410,000 and $261,000, respectively. Warranty expenses are included in cost of sales in the accompanying consolidated statements of operations. Changes in estimates to previously established warranty accruals result from current period updates to assumptions regarding repair costs and warranty return rates, and are included in current period warranty expense. Warranty expense relating to new product sales and changes to estimates for the three months ended March 31, 2016 and 2015 was $49,000 and $103,000, respectively, and for the nine months ended March 31, 2016 and 2015 was $226,000 and $253,000, respectively.

Information regarding the accrual for warranty costs for the three and nine months ended March 31, 2016 and 2015 are as follows (in thousands):

	As of and for the Three Months Ended March 31,
	2016	2015
Beginning balance	$367	$332
Accruals during the period	107	114
Changes in estimates of prior period warranty accruals	(58)	(11)
Warranty amortization	(6)	(42)
Ending balance	$410	$393

	As of and for the Nine Months Ended March 31,
	2016	2015
Beginning balance	$261	$237
Accruals during the period	306	263
Changes in estimates of prior period warranty accruals	(80)	(10)
Warranty amortization	(77)	(97)
Ending balance	$410	$393

NOTE 7.  NET INCOME (LOSS) PER SHARE

The Company calculates basic net earnings (loss) per share by dividing net income (loss) by the weighted-average number of common shares outstanding during the reporting period. Diluted earnings (loss) per share reflects the effects of potentially dilutive securities, which consist entirely of outstanding stock options.

Potential common shares of 22,195 and 22,789, respectively, have been excluded from diluted weighted average common shares for the three months and nine months ended March 31, 2015, as the effect would have been anti-dilutive.

PRO-DEX, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following table presents reconciliations of the numerators and denominators of the basic and diluted earnings (loss) per share computations for net income (loss). In the tables below, income (loss) amounts represent the numerator, and share amounts represent the denominator (in thousands, except per share amounts):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2016	2015	2016	2015
Basic:
Income (loss) from continuing operations	$368	$(92)	$633	$(475)
Weighted average shares outstanding	4,151	4,158	4,145	4,179
Basic income (loss) per share from continuing operations	$0.09	$(0.02)	$0.15	$(0.11)

Income from discontinued operations	$—	$16	$—	$37
Weighted average shares outstanding	4,151	4,158	4,145	4,179
Basic and diluted earnings per share from discontinued operations	$0.00	$0.00	$0.00	$0.01

Net income (loss)	$368	$(76)	$633	$(438)
Weighted average shares outstanding	4,151	4,158	4,145	4,179
Basic and diluted loss per share	$0.09	$(0.02)	$0.15	$(0.10)
Diluted:
Income (loss) from continuing operations	$368	$(92)	$633	$(475)
Weighted average shares outstanding	4,151	4,158	4,145	4,179
Effect of dilutive securities – stock options	44	—	24	—
Weighted average shares used in calculation of diluted earnings per share	4,195	4,158	4,169	4,179
Basic and diluted loss per share from continuing operations	$0.09	$(0.02)	$0.15	$(0.11)

Income from discontinued operations	$—	$16	$—	$37
Weighted average shares outstanding	4,195	4,158	4,169	4,179
Diluted earnings per share from discontinued operations	$0.00	$0.00	$0.00	$0.01

Net income (loss)	$368	$(76)	$633	$(438)
Weighted average shares outstanding	4,195	4,158	4,169	4,179
Diluted income (loss) per share	$0.09	$(0.02)	$0.15	$(0.10)

PRO-DEX, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 8. INVESTMENT IN RAMSEY PROPERTY AND RELATED NOTES RECEIVABLE

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

The notes were recorded at their purchase price and since the notes remained in default, they were placed on nonaccrual status and therefore, the Company did not collect or recognize any interest income since the date of purchase. Additionally, due to uncertainties relating to future cash flows projected to be received on the notes, no accretable yield was recorded.

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

Additionally, during the fourth quarter of fiscal 2015, we entered a settlement agreement such that we received the deed to the land and building located in Ramsey, Minnesota (the “Ramsey Property”) which had previously been held as security for the notes receivable. The notes were considered impaired because we did not believe the contractual payments would be collected pursuant to contract terms. Accordingly, the recorded investment was reflected at the lesser of the purchase price or the estimated fair value of the collateral (with appropriate reductions for estimated disposal costs).

On September 22, 2015 we sent Riverside a proposal to accept the collateral in full satisfaction of Riverside’s debt. On October 13, 2015, title to the collateral transferred to the Company by operation of law. Therefore, on October 13, 2015, we took possession of all assets secured by the revolving loan agreement and promissory notes and Riverside ceased to operate.

During the third quarter ended March 31, 2016 we sold the Ramsey Property for an aggregate purchase price of $1,653,000, collecting $1,441,000 upon close of escrow. Additionally, during the second and third quarter of fiscal 2016 we liquidated the machine shop equipment and collected some accounts receivable that served as collateral to the promissory notes in the gross amount of $529,000. Therefore, during the third quarter ended March 31, 2016 we recorded a gain on the sale of Investment in Ramsey in the amount of $340,000, which includes a final accrual in the aggregate amount of $108,000 for $86,000 to be released from escrow upon completion of voluntary foreclosure proceedings and $22,000 due from our equipment liquidator. Such amounts have been recorded as other current receivables in our accompanying condensed consolidated balance sheet.

NOTE 9. NOTES PAYABLE AND FINANCING TRANSACTIONS

Fortitude Income Funds

The Company borrowed $500,000 from Fortitude Income Funds, LLC under a promissory note dated September 8, 2015. The loan bore interest at 12 percent per annum, contained a loan origination fee of $15,000 plus expenses, and required monthly interest only payments until its original maturity scheduled on March 15, 2016. The loan was secured by a combination mortgage, security agreement and fixture statement covering the Ramsey Property. On February 22, 2016, the loan was repaid in full in conjunction with the sale of the Ramsey Property described above.

PRO-DEX, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Summit Financial Resources LP

Additionally, as discussed in Note 5, on September 9, 2015 we entered into the Summit Loan, whereby we can borrow up to $1.0 million against our eligible receivables, on a revolving basis, as defined in the loan agreement. Borrowed funds will bear interest at a rate of prime plus 2 percent, and incur an additional administrative fee of 0.7 percent on the monthly average outstanding balance. The Summit Loan has an initial period of 18 months with successive one year renewal options and requires an annual facility fee of $10,000. During the three and nine months ended March 31, 2016 we borrowed $450,000 and $2.1 million, on a revolving basis, respectively, under the Summit Loan, which amounts were paid in full by March 31, 2016.

Fineline Molds

As discussed in Note 2, in conjunction with our acquisition of the assets of Fineline we issued a promissory note to Fineline in the amount of $100,000 which bears interest at 4% per annum and requires sixteen equal quarterly payments of principal and accrued interest in the amount of $6,794. The note is secured by all of the assets acquired by us from Fineline and is subordinate to the security interest created by the Summit Loan. The balance owed on the note as of March 31, 2016 and June 30, 2015 was approximately $76,000 and $94,000 respectively.

NOTE 10. INCOME TAXES

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

Significant management judgment is required in determining our provision for income taxes and the recoverability of our deferred tax assets. Such determination is based primarily on our historical taxable income or loss, with some consideration given to our estimates of future taxable income or loss by jurisdictions in which we operate and the period over which our deferred tax assets would be recoverable. Due to cumulative taxable losses during the past three years, we maintained a valuation allowance of $3.9 million against our deferred tax assets as of March 31, 2016.

As of March 31, 2016, we have accrued $447,000 of unrecognized tax benefits related to federal and state income tax matters. None of this balance is expected to reduce the Company’s income tax expense if recognized.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at July 1, 2015	$399
Additions based on tax positions related to the current year	29
Additions for tax positions of prior years	19
Balance at March 31, 2016	$447

We recognize accrued interest and penalties related to unrecognized tax benefits when applicable. As of March 31, 2016, no interest or penalties applicable to our unrecognized tax benefits have been accrued since we have sufficient tax attributes available to fully offset any potential assessment of additional tax.

Pro-Dex and its subsidiaries are subject to U.S. federal income tax, as well as income tax of multiple state tax jurisdictions. We are currently open to audit under the statute of limitations by the Internal Revenue Service for the years ended June 30, 2013 and later. Our state income tax returns are open to audit under the statute of limitations for the years ended June 30, 2012 and later. We do not anticipate a significant change to the total amount of unrecognized tax benefits within the next 12 months.

PRO-DEX, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 11. COMMON STOCK

Share Repurchase Program

In September 2013, our Board approved a share repurchase program authorizing the Company to repurchase up to 750,000 shares of our common stock. In accordance with, and as part of, this share repurchase program, our Board approved, on March 22, 2016, the adoption of a second prearranged share repurchase plan intended to qualify for the safe harbor under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (“10b5-1 Plan” or “Plan”). The current 10b5-1 Plan became effective on March 23, 2016 and through March 31, 2016 we repurchased 536 shares at an aggregate cost of approximately $2,000. The current 10b5-1 Plan will terminate on September 22, 2016, unless earlier terminated in accordance with its provisions. Our prior 10b5-1 Plan commenced on September 24, 2014 and terminated on March 23, 2015. Through March 23, 2015, we repurchased 69,773 shares at an aggregate cost of $154,000, inclusive of fees, under the terms of the prior 10b5-1 Plan. Repurchases under both 10b5-1 Plans were administered through an independent broker.

NOTE 12. SHARE-BASED COMPENSATION

As discussed further below, until June 2014 we had two equity compensation plans, the Second Amended and Restated 2004 Stock Option Plan (the “Employee Stock Option Plan”) and the Amended and Restated 2004 Directors’ Stock Option Plan (the “Directors’ Stock Option Plan”) (collectively, the “Stock Option Plans”), pursuant to which (i) options to purchase shares of common stock, or (ii) restricted shares of common stock, could be granted up to an aggregate amount of 1,333,333 common shares, with 1,066,667 and 266,666 shares distributed between the Employee Stock Option Plan and the Directors’ Stock Option Plan, respectively. The Stock Option Plans were substantially similar, providing for a strike price equal to the closing price for a share of our common stock as of the last business day immediately prior to the grant date, vesting periods as determined by the Board for the Employee Stock Option Plan and six months for the Directors’ Stock Option Plan, and terms of up to ten years, subject to forfeit 30 days after the holder ceases to be an employee or 90 days after the holder ceases to be a director, as the case may be. Share-based compensation expense under the Stock Option Plans for the three months ended March 31, 2016 and 2015 was $0 and $3,000, respectively, and for the nine months ended March 31, 2016 and 2015 was $2,000 and $14,000, respectively.

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

Stock Options

No options were granted during the three or nine months ended March 31, 2016 and 2015. As of March 31, 2016, there was no unrecognized compensation cost under the Stock Option Plans as all outstanding stock options are fully vested.

PRO-DEX, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Following is a summary of stock option activity for the nine months ended March 31, 2016 and 2015:

	2016		2015
	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
Outstanding at July 1,	106,668	$2.41	165,002	$2.40
Options granted	—	—	—	—
Options exercised	(7,500)	2.14	(48,333)	1.87
Options forfeited	(8,334)	7.65	(10,001)	4.94
Outstanding at end of period	90,834	$1.95	106,668	$2.41
Stock Options Exercisable at March 31,	90,834	$1.95	101,668	$2.44

Following is a summary of information regarding options outstanding and options exercisable at March 31, 2016:

	Options Outstanding & Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Avg. Remaining Contractual Life	Weighted- Avg. Exercise Price	Aggregate Intrinsic Value
$0 to 2.50	87,500	5.53	$1.86	$171,850
2.5 to 5.00	3,334	1.13	4.38	—
Total	90,834	5.37 years	$1.95	$171,850

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

During the first quarter ended September 30, 2015, 1,925 shares were purchased and allocated to employees based upon their contributions at a price of $2.34 per share, upon the completion of the first offering period. During the third quarter ended March 31, 2016, 3,671 shares were purchased and allocated to employees based upon their contributions at a price of $2.31 per share, upon the completion of the second offering period.

PRO-DEX, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Restricted Stock

The following is a summary of restricted share activity for the nine months ended March 31, 2016 and 2015:

	2016		2015
	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding at beginning of period	5,000	$1.73	13,333	$1.73
Granted	—	—	—	—
Vested	(5,000)	1.73	(6,667)	1.73
Forfeited	—	—	(1,666)	1.73
Outstanding at end of period	—	$—	5,000	$1.73

NOTE 13. MAJOR CUSTOMERS

Information with respect to customers that accounted for sales in excess of 10% of our total sales in either of the three-month and the nine-month periods ended March 31, 2016 and 2015, is as follows (in thousands, except percentages):

	Three Months Ended March 31,
	2016		2015
	Amount	Percent of Total	Amount	Percent of Total

Total revenue	$5,337	100%	$3,922	100%

Customer concentration:
Customer 1	$953	18%	$385	10%
Customer 2	1,142	21%	1,900	48%
Customer 3	930	17%	—	—
Total	$3,025	56%	$2,285	58%

	Nine Months Ended March 31,
	2016		2015
	Amount	Percent of Total	Amount	Percent of Total

Total revenue	$14,873	100%	$9,310	100%

Customer concentration:
Customer 1	3,375	23%	410	4%
Customer 2	2,881	19%	4,987	54%
Customer 3	2,158	15%	—	—
Total	$8,414	57%	$5,397	58%

PRO-DEX, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Information with respect to accounts receivable from those customers whom comprised more than 10% of our gross accounts receivable at either March 31, 2016 or June 30, 2015, is as follows (in thousands, except percentages):

	March 31, 2016		June 30, 2015
Total gross accounts receivable, including amounts due from factor	$3,768	100%	$2,362	100%

Customer concentration:
Customer 1	$953	25%	$78	3%
Customer 2	697	18%	711	30%
Customer 3	746	20%	—	—
Customer 4	344	9%	303	13%
Customer 5	256	7%	531	22%
Total	$2,996	79%	$1,623	68%

Information with respect to suppliers that accounted for purchases in excess of 10% of our total purchases in either of the three-month and the nine-month periods ended March 31, 2016 and 2015, is as follows (in thousands, except percentages):

	Three Months Ended March 31,
	2016		2015
	Amount	Percent of Total	Amount	Percent of Total

Total purchases	$3,282	100%	$2,907	100%

Supplier concentration:
Supplier 1	$545	17%	$—	—
Supplier 2	356	11%	454	16%
Total	$901	28%	$454	16%

	Nine Months Ended March 31,
	2016		2015
	Amount	Percent of Total	Amount	Percent of Total

Total purchases	$8,662	100%	$6,959	100%

Supplier concentration:
Supplier 1	$850	10%	$—	—
Supplier 2	1,051	12%	1,112	16%
Total	$1,901	22%	$1,112	16%

PRO-DEX, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Information with respect to accounts payable from those suppliers whom comprised more than 10% of our accounts payable at either March 31, 2016 or June 30, 2015, is as follows (in thousands, except percentages):

	March 31, 2016		June 30, 2015
Total accounts payable	$1,132	100%	$1,867	100%

Supplier concentration:
Supplier 1	$148	13%	$172	9%
Supplier 2	160	14%	679	36%
Total	$308	27%	$851	45%

NOTE 14. SEGMENT INFORMATION

In fiscal 2016, the Company has four reportable segments based on its business activities and organization:

•	Pro-Dex located in Irvine, California – providing primarily medical and dental instruments using shared production and assembly machines and workforce. This segment also incorporates Huber Precision as the revenues and assets of Huber Precision are not material to the Company’s total revenues and assets. Additionally, effective November 30, 2015 the former San Carlos office of Huber Precision was closed and all orders shipped since that date are manufactured at the Irvine facility.

•	OMS located in Beaverton, Oregon – providing multi-axis motion control applications.

•	Fineline located in San Dimas, California. This business was purchased on February 1, 2015 and is a manufacturer of plastic injection molds for a variety of industries.

•	Engineering Services Division or (“ESD”). This division was launched in fiscal 2015 to provide permanent placement and contract services in the fields of engineering, manufacturing and quality to diverse businesses.

PRO-DEX, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In deciding how to allocate resources and assess performance, the Company’s chief executive officer regularly evaluates the sales and operating income of these segments. Operating income is the gross margin of the segment less direct expenses of the segment. Unallocated corporate expenses include our corporate administrative cost center, which primarily includes costs associated with being a public company, as well as general and administrative expenses (“G&A”) incurred related to our investment in the Ramsey Property and related notes receivable and is a subset of total general and administrative expenses. Additionally, other costs incurred in our G&A, including salaries and other personnel-related expenses for corporate, accounting, finance and human resource personnel, as well as costs for outsourced information technology services, are not allocated by segment internally and are included in the Pro-Dex segment in the tables below. The following tables summarize segment performance for the three and nine months ended March 31, 2016 and 2015 (in thousands):

	Pro-Dex	OMS	Fineline	ESD	Corporate Unallocated	Total

Three months ended March 31, 2016
Net Sales	$4,516	$161	$444	$216	$—	$5,337
Gross Profit	1,263	47	(8)	58	—	1,360
Operating Income (loss)	608	(126)	(283)	(13)	(136)	50
Depreciation and amortization expense	126	3	16	—	—	145

	Pro-Dex	OMS	Fineline	ESD	Corporate Unallocated	Total

Three months ended March 31, 2015
Net Sales	$3,333	$403	$122	$64	$—	$3,922
Gross Profit	681	269	43	52	—	1,045
Operating Income (loss)	(77)	52	14	(157)	(222)	(390)
Depreciation and amortization expense	124	3	13	—	—	140

	Pro-Dex	OMS	Fineline	ESD	Corporate Unallocated	Total

Nine months ended March 31, 2016
Net Sales	$12,846	$673	$930	$424	$—	$14,873
Gross Profit	3,445	315	21	176	—	3,957
Operating Income (loss)	1,595	(270)	(362)	(77)	(559)	327
Depreciation and amortization expense	421	8	52	—	—	481

	Pro-Dex	OMS	Fineline	ESD	Corporate Unallocated	Total
Nine months ended
March 31, 2015
Net Sales	$7,994	$1,125	$122	$69	$—	$9,310
Gross Profit	1,699	774	43	53	—	2,569
Operating Income (loss)	(644)	480	14	(236)	(587)	(973)
Depreciation and amortization expense	377	8	13	—	—	398

NOTE 15. COMMITMENTS AND CONTINGENCIES

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

COMPANY OVERVIEW

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of the results of operations and financial condition of Pro-Dex, Inc. (“Company”, “Pro-Dex”, “we”, “our” or “us”) for the three and nine-month periods ended March 31, 2016 and 2015. This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and the Notes thereto included elsewhere in this report. This report contains certain forward-looking statements and information. The cautionary statements included herein should be read as being applicable to all related forward-looking statements wherever they may appear. Our actual future results could differ materially from those discussed herein.

Except for the historical information contained herein, the matters discussed in this report, including, but not limited to, discussions of our product development plans, business strategies, strategic opportunities and market factors influencing our results, are forward-looking statements that involve certain risks and uncertainties. Actual results may differ from those anticipated by us as a result of various factors, both foreseen and unforeseen, including, but not limited to, our ability to continue to develop new products and increase sales in markets characterized by rapid technological evolution, consolidation within our target marketplace and among our competitors, competition from larger, better capitalized competitors, and our ability to realize returns on opportunities. Many other economic, competitive, governmental and technological factors could also impact our ability to achieve our goals. You are urged to review the risks, uncertainties and other cautionary language described in this report, as well as in our other public disclosures and reports filed with the Securities and Exchange Commission (“SEC”) from time to time, including, but not limited to, the risks, uncertainties and other cautionary language discussed in our Annual Report on Form 10-K for our fiscal year ended June 30, 2015.

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

In addition to our principal operations described above, our Fineline Molds division, located in San Dimas, California manufactures plastic injection molds for a wide variety of industries. We also provide engineering consulting and placement services to a wide range of industries through our Engineering Services Division. In addition to Pro-Dex, the names Micro Motors and Oregon Micro Systems are used for marketing purposes as brand names. The names Huber Precision, a division of Pro-Dex, and Fineline Molds, a division of Pro-Dex, are used to distinguish our acquired businesses and we have filed fictitious name statements in the counties in which we operate these divisions. Our Huber Precision division was located in San Carlos, California through November 30, 2015 and after such time we manufacture and ship orders placed from these customers directly from our Irvine, California location.

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

Basis of Presentation

The condensed consolidated results of operation presented in this report are not audited and those results are not necessarily indicative of the results to be expected for the entirety of the fiscal year ending June 30, 2016. Our fiscal year ends on June 30 and our fiscal quarters end on September 30, December 31, and March 31. Unless otherwise stated, all dates refer to our fiscal year and those fiscal quarters.

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used or changes in the accounting estimate that are reasonably likely to occur could materially change the financial statements. Management believes that there have been no significant changes during the three and nine months ended March 31, 2016 to the items that we disclosed as our critical accounting policies in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our annual report on Form 10-K for the fiscal year ended June 30, 2015, except as noted below, whereby we have expanded our revenue recognition criteria to include the milestone method based upon development contracts in effect during the current fiscal year.

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

Business Strategy and Future Plans

Our business today is almost entirely driven by sales of our medical products and related repair services. One year ago we had one significant medical device customer that accounted for over 10 percent of our revenue and today we have three medical device customers that account for more than 10 percent of our revenue. This is due in part to product shipments beginning in the third quarter of fiscal 2015 that relate to a customer’s unique surgical handpiece designed for use in orthopedic surgery applications and the completion of the design of a CMF product which we began selling to a customer in the fourth quarter of fiscal 2015. Product shipments related to these devices are expected to last for at least five to seven years, based upon the term of each underlying supply agreement and both agreements allow for automatic renewals of one to two years. Additionally, in the second quarter of fiscal 2016 we completed the design of another CMF surgical driver for another customer allowing us to recognize previously deferred development revenue and commenced product shipments. Product shipment of this device is expected to last at least seven years based upon the term of the underlying supply agreement. We continue to focus a significant percentage of our time and resources on providing outstanding products and service to our valued principal customers. Additionally, we are currently undertaking cost reduction analysis relating to our newest products, because they have a lower product margin than our legacy products, in part due to additional labor and overhead charges associated with the learning curve of new assemblies. Based upon our current medical device production volumes, we have implemented a second-shift for production which is currently running at approximately 20% capacity. We believe that we can expand our capacity by adding work force to our second shift and may eventually consider a third-shift for production if necessitated.

Simultaneously, we are working to build top-line sales through active proposals of new medical device products with new and existing customers, and anticipate completing another ongoing engineering project during fiscal 2017, which we believe will lead to the addition of another significant product launch in fiscal 2017 as well. Additionally, we continue to seek additional revenue streams through our Engineering Services Division (“ESD”) by offering both temporary/contract and full-time employee placements to other customers in diverse industries.

During fiscal year 2015 we acquired two businesses, Huber Precision, which manufactures machined parts for the auto and electronics industries, and Fineline Molds, which manufactures plastic injection molds for companies in a wide variety of industries. These acquisitions have helped us to diversify our product offerings and increase the utilization of our machine and assembly departments. Effective November 30, 2015 in conjunction with the termination of the San Carlos lease assumed by us in conjunction with our acquisition of Huber Precision, we have begun manufacturing and shipping orders to Huber Precision customers from our Irvine facility. Additionally, in the third quarter ended March 31, 2016 we performed our annual impairment test for the goodwill and indefinite-lived intangible assets and recorded an impairment charge of $245,000 related to the acquisition of Fineline Molds.

Finally, during fiscal 2015 and the first quarter of fiscal 2016 we invested $1.7 million in the land and building located in Ramsey, Minnesota (the “Ramsey Property”) and related notes receivable. We originally acquired the notes to achieve a return on capital upon liquidation or operation of the assets of Riverside Manufacturing, Inc. (“Riverside”).  We ultimately decided to liquidate the investment and completed the sale of the property and collateral securing the notes receivable during the third quarter ended March 31, 2016 resulting in a gain on the sale of the Investment in Ramsey in the amount of $340,000.

In summary, our current objectives are focused primarily on maintaining our relationships with our current medical device customers, completing cost-reductions relating to our newest products, completing our ongoing development projects, and continuing to integrate recent acquisitions while monitoring closely the progress of all these individual endeavors. However, there can be no assurance that we will be successful in any of these objectives.

Description of Business Operations

The majority of our revenue is derived from designing, developing and manufacturing surgical devices for the medical device and dental industries and motion control software and hardware for industrial and scientific applications. The proportion of total sales by type is as follows (in thousands, except percentages):

Revenue

(in thousands except percentages)

	Three Months Ended March 31,				Nine Months Ended March 31,
	2016		2015		2016		2015
		% of Revenue		% of Revenue		% of Revenue		% of Revenue
Revenue:
Medical device and services	$3,864	73%	$2,189	56%	$10,521	71%	$5,119	55%
Industrial and scientific	407	8%	564	14%	1,206	8%	1,604	17%
Dental and component	279	5%	476	12%	1,044	7%	1,042	11%
Injection molds	444	8%	122	3%	930	6%	122	1%
Contract services (ESD)	215	4%	63	2%	424	3%	69	1%
Repairs and other	128	2%	508	13%	748	5%	1,354	15%
	$5,337	100%	$3,922	100%	$14,873	100%	$9,310	100%

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

Sales of our medical device products and related development services increased $1.7 million and $5.4 million, respectively for the three and nine months ended March 31, 2016 compared to the corresponding periods of the prior fiscal year. In the third quarter of fiscal year 2015 we launched production of a surgical handpiece designed to be used in orthopedic surgery applications for one of our customers and in the fourth quarter of fiscal year 2015 we began volume production of a cranial driver for CMF applications that we designed for another customer. Sales to these two customers accounted for $1.3 million and $4.5 million for the three and nine months ended March 31, 2016, respectively, and sales to these same customers were negligible during the corresponding periods of the prior fiscal year. During the second quarter of fiscal 2016 we completed the development of another cranial driver to meet the specifications of another medical device customer and we were able to recognize non-recurring engineering revenue, much of which had been previously deferred, in the amount of $660,000, and shipped approximately $930,000 and $1.5 million of the newly developed product to this customer during the three and nine months ended March 31, 2016. Additionally, sales to another medical device customer increased approximately $30,000 and $800,000 during the three and nine months ended March 31, 2016 respectively compared to the corresponding period of the prior fiscal year. These increases in medical device sales to new customers are offset by a decrease in sales of $800,000 and $2.1 million in sales to a long-time and significant medical device customer for the three and nine months ended March 31, 2016 compared to the corresponding periods of the prior fiscal year. The decrease in sales to this customer is due in part to a mutual agreement between our customer and us to allow them to take deliveries of existing purchase orders in full over a mutually agreed extended term ending in December, 2016. We believe that the demand for this orthopedic shaver product has declined.

Sales of our industrial and scientific and dental and component revenue have declined in the aggregate $354,000 and $396,000 during the three and nine months ended March 31, 2016, respectively, compared to the corresponding periods of the prior year. This is most likely attributable to reduced engineering investment in our legacy dental products as well as a decline in demand of our legacy multi-access motion controllers.

At March, 2016, we had a backlog of approximately $11.2 million, of which $6.3 million is scheduled to be delivered in fiscal 2017 and the balance is scheduled to be delivered in the current fiscal year. Of the backlog, approximately $390,000 relates to Fineline Molds. We may experience variability in our new order bookings due to various reasons, including, but not limited to, the timing of major new product launches and customer planned inventory builds, illustrative of which is two development projects for CMF devices and the recent release of an orthopedic surgical handpiece. However, we do not typically experience seasonal fluctuations in our shipments and revenues.

Cost of Sales and Gross Margin
(in thousands except percentages)

	Three Months Ended March 31,				Nine Months Ended March 31,
	2016		2015		2016		2015
		% of Total		% of Total		% of Total		% of Total
Cost of sales:
Product cost	$3,997	101%	$2,996	104%	$10,900	100%	$6,561	97%
Under(over)-absorption of manufacturing costs	(118)	(3%)	(217)	(7%)	(217)	(2%)	(113)	(1%)
Inventory and warranty charges	98	2%	98	3%	233	2%	293	4%
	$3,977	100%	$2,877	100%	$10,916	100%	$6,741	100%

	Three Months Ended March 31,		Nine Months Ended March 31,		Year over Year ppt Change
	2016	2015	2016	2015	Three Months	Nine Months

Gross margin	25%	27%	27%	28%	(2)	(1)

Cost of sales for the three months ended March 31, 2016 increased $1.1 million or 38% compared to the corresponding period of the prior fiscal year. The increase in product cost is consistent with the 36% increase in revenue from the third quarter of fiscal 2016 compared to the third quarter of 2015. For the three months ended March 31, 2016, the Company had over-absorbed manufacturing expenses of $118,000 compared to $217,000 during the corresponding period of the prior year. Costs relating to inventory and warranty charges remained flat for the quarter ended March 31, 2016 compared to the third quarter of the prior fiscal year.

Gross profit increased by approximately $315,000 or 30% for the three months ended March 31, 2016 compared to the corresponding period of the prior fiscal year, primarily as a result of the increase in revenue discussed above. Gross margin as a percentage of sales decreased by approximately 2 percentage points compared to the corresponding period of the prior year due primarily to lower product margins on many of our most recent medical device products compared to our legacy medical device products.

Cost of sales for the nine months ended March 31, 2016 increased by $4.2 million or 62% compared to the corresponding period of the prior fiscal year, primarily due to the 60% increase in revenue during the same period, the reasons for which are discussed above. Additionally, product cost for the nine months ended March 31, 2016 and 2015 includes an accrual of approximately $78,000 and $223,000, respectively, relating to estimated contract losses for certain engineering development projects that are now complete. Additionally, due to increased manufacturing volume during fiscal 2016 we had over-absorbed manufacturing costs of $217,000 during the nine months ended March 31, 2016 compared to $113,000 for the comparable period of the prior fiscal year, even given the fact that adjustments were made to lower our standard labor and overhead rates at the beginning of fiscal 2016 in anticipation of higher manufacturing volumes. Finally, cost of sales reflects a decrease of $60,000 in inventory and warranty charges for the nine months ended March 31, 2016 compared to the corresponding period of the prior fiscal year.

Gross profit increased by approximately $1.4 million or 54% for the nine months ended March 31, 2016 compared to the corresponding period of the prior fiscal year, primarily as a result of the increase in revenue discussed above. Gross margin decreased by approximately 1 percentage point as a percentage of sales, compared to the corresponding period of the prior year, due to the effects of the increased product costs of our newly released medical device products compared to some of our legacy products, in part due to additional labor and overhead charges associated with the learning curve of new assemblies.

Operating Expenses

Operating Costs and Expenses
(in thousands except % change)

	Three Months Ended March 31,				Nine Months Ended March 31,				Year over Year % Change
	2016		2015		2016		2015		Three Months	Nine Months
		% of Revenue		% of Revenue		% of Revenue		% of Revenue
Operating expenses:
Selling expenses	$195	4%	$363	9%	$665	4%	$691	7%	(46%)	(4%)
Impairment of goodwill and long-lived assets	245	5%	—	—	245	2%	—	—	100%	100%
General and administrative expenses	420	8%	592	15%	1,407	9%	1,542	17%	(29%)	(9%)
Research and development costs	450	8%	480	12%	1,313	9%	1,309	14%	(6%)	—
	$1,310	25%	$1,435	36%	$3,630	24%	$3,542	38%	(9%)	2%

Selling expenses consist of salaries and other personnel-related expenses for our business development departments as well as trade show attendance, advertising and marketing expenses, and travel and related costs incurred in generating and maintaining our customer relationships. During fiscal 2015, we added discreet departments to separately account for selling expenses of our newly acquired businesses as well as our engineering services division.

Selling Expenses by division
(in thousands except % of total)

	Three Months Ended March 31,				Nine Months Ended March 31,
	2016		2015		2016		2015
		% of Total		% of Total		% of Total		% of Total
Selling expenses:
Pro-Dex (Irvine)	$70	36%	$86	24%	$173	26%	$273	40%
OMS Division (Beaverton)	24	12%	39	11%	101	15%	100	14%
ESD Division (Irvine)	71	37%	209	57%	253	38%	289	42%
Fineline Division (San Dimas)	30	15%	29	8%	138	21%	29	4%
	$195	100%	$363	100%	$665	100%	$691	100%

Selling expenses for Pro-Dex Irvine during the three and nine months ended March 31, 2016 decreased $16,000, or 19%, and $100,000, or 37%, respectively, compared to the corresponding periods of fiscal 2015. The reductions mostly relate to reductions in personnel costs and trade show costs associated with the sales of our medical, dental and industrial revenue generating activities.

In the second quarter of fiscal 2015, we launched our engineering services division (“ESD”) to recruit and place contract personnel in engineering, manufacturing and other technical consulting services. This division includes a team of sales and recruiting staff in our Irvine, California office and previously, a Troy, Michigan office. In an effort to reduce the overall expenses of this division as we focused on revenue growth, we closed the Troy, Michigan office and reduced overall head count of the division. Additionally, as discussed in Note 2 of Notes to Condensed Consolidated Financial Statements contained elsewhere in this report, we acquired both Fineline and Huber during fiscal 2015. Effective November 30, 2015 the former San Carlos office of Huber Precision was closed and all orders shipped since that date are now manufactured at our Irvine facility.

Impairment of goodwill and long-lived assets relates to Fineline as a result of our annual impairment test described more fully in Note 3 of Notes to Condensed Consolidated Financial statements contained elsewhere in this report.

General and administrative expenses (“G&A”) consists of salaries and other personnel-related expenses of our accounting, finance and human resource personnel, professional fees, directors’ fees, and other costs and expenses attributable to being a public company. G&A decreased by $172,000 and $135,000 for the three and nine months ended March 31, 2016, respectively, when compared to the corresponding periods of the prior fiscal year. These decreases during fiscal 2016 primarily relate to decreased legal and professional fees and non-recurring severance payments made to our former Chief Executive Officer during the third quarter of the prior fiscal year. In the fiscal 2015 we incurred legal fees relating to services provided in conjunction with our two business acquisitions, the filing our Form S-8 related to our ESPP Plan and legal expenses associated with the separation agreement of our former Chief Executive Officer.

Research and development costs generally consist of salaries, employer paid benefits, and other personnel related costs of our engineering and support personnel, as well as allocated facility and information technology costs, professional and consulting fees, patent-related fees, lab costs, materials, and travel and related costs incurred in the development and support of our products. Research and development costs for the three months ended March 31, 2016 decreased by $30,000 or 6% and remained relatively flat for the nine months ended March 31, 2016 when compared to the corresponding periods of the prior fiscal year.

Interest Expense

Interest expense consists primarily of interest expense related to the loans and notes payable described more fully in Note 9 to the Condensed Consolidated Financial Statements contained elsewhere in this report. The increase in interest expense for the three and nine months ended March 31, 2016 relates to the recent financing arrangements described in Note 9.

Gain from sale of Investment in Ramsey

During the quarter ended March 31, 2016, we sold the Ramsey Property for an aggregate purchase price of $1.6 million. Additionally, during the second and third quarter of fiscal 2016 we liquidated the machine shop equipment and collected some accounts receivable that served as collateral to the promissory notes in the gross amount of $529,000. Therefore during the third quarter ended March 31, 2016 we recorded a gain from the sale of the investment in Ramsey in the amount of $340,000.

Realized Gain on Sale of Investments

During the quarter ended March 31, 2015, we liquidated our investment portfolio to fund our working capital requirements. During the three and nine months ended March 31, 2015, we sold certain of our investments in marketable equity securities of publicly held companies and recorded realized gains of $395,000 and $455,000, respectively. We have not purchased, held or disposed of any marketable securities during the three and nine months ended March 31, 2016.

Income Tax Benefit

The effective tax rates for the three and nine months ended March 31, 2016 and 2015 are lower than statutory tax rates due to our utilization of federal and state loss carryforwards. (See Note 10 of Notes to Condensed Consolidated Financial Statements contained elsewhere in this report.)

Liquidity and Capital Resources

Cash and cash equivalents at March 31, 2016 increased $0.8 million to $1.5 million as compared to $0.7 million at June 30, 2015. The following table includes a summary of our condensed consolidated statements of cash flows contained elsewhere in this report.

	As of and For the Nine Months Ended March 31,
	2016	2015
	(in thousands)
Cash provided by (used in):
Operating activities	$(1,039)	$(438)
Investing activities	$1,794	$(1,080)
Financing activities	$—	$(195)

Cash and Working Capital:
Cash and cash equivalents	$1,452	$1,475
Working Capital	$7,517	$6,212

Operating Activities

Cash used in operating activities was $1,039,000 for the nine months ended March 31, 2016 resulting primarily from our net income of $633,000, non-cash depreciation and amortization of $481,000, a decrease in unbilled receivables of $730,000 related to the development phase of certain contracts reaching the billable stage, partially offset by payments of accounts payable and accrued liabilities of $1,092,000, an increase in accounts receivable of $1,382,000 as a result of higher sales, especially in the latter part of our fiscal quarter, and a decrease in deferred revenue of $477,000, as we completed certain development contracts allowing us to recognize previously deferred revenue.

Cash used in operating activities was $438,000 for the nine months ended March 31, 2015 primarily resulting from our net loss of $438,000, gains on the sale of investments of $455,000, an increase in inventory of $839,000 as we prepare to launch two new products, and an increase in accounts receivable and unbilled receivables of $313,000 and $324,000, respectively. Additionally, prepaid expenses and other assets increased by $83,000 and income taxes payable decreased by $53,000. These uses of cash were partially offset by an increase in accounts payable, accrued expenses and deferred rent of $1.4 million, mostly due to inventory purchases and increased accruals for warranty and deferred revenue of $298,000 relating to contractual payments made to us by customers in advance of our ability to recognize such payments as revenue and non-cash depreciation and amortization of $398,000.

Investing Activities

During the nine months ended March 31, 2016 we sold the Ramsey Property for an aggregate purchase price of $1.6 million realizing cash proceeds from the escrow close in the amount of $1.4 million and liquidated the machine shop equipment and collected some accounts receivable that served as collateral to the promissory notes in the gross amount of $529,000 after investing an additional $87,000. Additionally during the nine months ended March 31, 2016, we made capital expenditures primarily for tooling and manufacturing equipment in the amount of $106,000 and sold fully depreciated equipment for $18,000.

During the nine months ended March 31, 2015, we invested $1.2 million in the purchase of notes receivable as further described in Note 8 to the Condensed Consolidated Financial Statements contained elsewhere in this report. Also during the nine months ended March 31, 2015, we purchased Huber Precision and Fineline Molds for a total of $865,000, made capital expenditures primarily for tooling and manufacturing equipment in the amount of $242,000 and received $1.3 million in proceeds from the sale of equity securities. Additionally, we expended $50,000 in capitalized legal fees and software development costs related to internally developed intellectual property.

Financing Activities

Cash flows from financing activities for the nine months ended March 31, 2016 netted to $0, however we did borrow and repay the principal amount of $2.1 million and $500,000, respectively, from Summit Financial Resources LP and Fortitude Income Funds LLC during the nine months ended March 31, 2016.

During the nine months ended March 31, 2015 we spent $154,000 on the repurchase of 69,773 shares of our common stock pursuant to the share repurchase program described in Note 11 to the condensed consolidated financial statements included elsewhere in this report. We also repurchased the outstanding in-the money stock options held by our former Chief Executive Officer for $32,000, pursuant to the terms of his separation agreement.

Financing Facilities & Liquidity Requirements for the next twelve months

In September 2015, as previously reported, we entered into two separate financing transactions.

We borrowed $500,000 from Fortitude Income Funds, LLC under a promissory note dated September 8, 2015. The loan bore interest at 12 percent per annum, contained a loan origination fee of $15,000 plus expenses, and required monthly interest only payments until its maturity on March 15, 2016. The loan was secured by a combination mortgage, security agreement and fixture statement covering the Ramsey Property. During the third quarter of fiscal 2016 we sold the Ramsey Property and repaid the obligation created by this promissory note.

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

As of March 31, 2016, our working capital was $7.5 million. We currently believe that our existing cash and cash equivalent balances as well as our account receivable balances, and the short-term borrowing capacity provided by the Summit Loan described above will provide us sufficient funds to satisfy our cash requirements as our business is currently conducted for at least the next 12 months. Certain factors and events could negatively affect our cash flows, including but not limited to, if any of our significant customers are unable to perform due to cancelation of their ordered products and/or their inability to pay for such products in a timely manner.

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

In accordance with SEC rules, an evaluation was performed under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer of the effectiveness, as of March 31, 2016, of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). “Internal control over financial reporting” includes those policies and procedures that:

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

Based on that evaluation as of March 31, 2016, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective.

 Internal Control over Financial Reporting

During the three months ended March 31, 2016, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Our business, future financial condition and results of operations are subject to a number of factors, risks and uncertainties, which are disclosed in Item 1A, entitled “Risk Factors”, in Part I of our Annual Report on Form 10-K for our fiscal year ended June 30, 2015 as well as any amendments thereto or additions and changes thereto contained in this quarterly report on Form 10-Q for the quarter ended March 31, 2016. Additional information regarding some of those risks and uncertainties is contained in the notes to the condensed consolidated financial statements included elsewhere in this report and in Item 2, entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, in Part I of this report. The risks and uncertainties disclosed in our Form 10-K, our quarterly reports on Form 10-Q and other reports filed with the SEC are not necessarily all of the risks and uncertainties that may affect our business, financial condition and results of operations in the future.

There have been no material changes to the risk factors as disclosed in our annual report on Form 10-K for the fiscal year ended June 30, 2015, except as provided in any amendments thereto and as set forth in Part II, Item 1A of our quarterly report on Form 10-Q for the fiscal quarter ended September 30, 2015.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchases by the Company of its common stock during the quarter ended March 31, 2016 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2016 to January 31, 2016	—	—	—	680,227

February 1, 2016 to February 29, 2016	—	—	—	680,227

March 1, 2016 to March 31, 2016	536	3.57	—	679,691

All repurchases were made pursuant to the Company’s previously announced repurchase program. For information concerning the Company’s repurchase program, please see the discussion under the caption “Share Repurchase Program” in Note 11 to the condensed consolidated financial statements included elsewhere in this report.

ITEM 6.	EXHIBITS

Exhibit	Description

10.1	Amendment to Real Estate Purchase Contract, effective February 19, 2016, by and between MO Real Estate LLC and Pro-Dex Sunfish Lake, LLC (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Registrant on February 25, 2016)

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	The XBRL—related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRO-DEX, INC.

Date: May 12, 2016	/s/ Richard L. Van Kirk
Richard L. Van Kirk
Chief Executive Officer
(Principal Executive Officer)

Date: May 12, 2016	/s/ Alisha K. Charlton
Alisha K. Charlton
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit	Description

10.1	Amendment to Real Estate Purchase Contract, effective February 19, 2016, by and between MO Real Estate LLC and Pro-Dex Sunfish Lake, LLC (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Registrant on February 25, 2016)

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	The XBRL—related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

