Form 10-K
period 2016-06-30
PRO DEX INC
filed 2016-09-15
CIK 788920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2016

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

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer (do not check if a smaller reporting company) ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of December 31, 2015, the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing sales price on the Nasdaq Capital Market was approximately $5.9 million. For the purpose of this calculation shares owned by officers, directors and 10% stockholders known to the registrant have been deemed to be owned by affiliates. This calculation does not reflect a determination that persons are affiliates for any other purposes.

As of September 2, 2016, 4,063,837 shares of the registrant’s no par value common stock were outstanding.

Documents incorporated by reference:

Part III of this report incorporates by reference certain information from the registrant’s definitive proxy statement (the “Proxy Statement”) for its 2016 Annual Meeting of Shareholders. The Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

PRO-DEX, INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED JUNE 30, 2016

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

During fiscal 2015, we obtained title to an industrial property located in Ramsey, Minnesota (the “Ramsey Property”) and extended financing to a company, Riverside Manufacturing, Inc. (“Riverside”), that operated out of the Ramsey Property. Our investment was made through our limited liability company, Pro-Dex Sunfish Lake, LLC to achieve a return on capital upon liquidation or upon foreclosure of the Riverside assets. The investments in the Ramsey Property and Riverside assets were sold during fiscal 2016. (See Note 8 to the Consolidated Financial Statements contained elsewhere in this report for additional information concerning this investment.)

The income from discontinued operations included in our fiscal 2015 Consolidated Statement of Operations relates to the final earn out provisions from our sale of Pro-Dex Astromec, which we sold in February 2012.

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

Description of Business

The majority of our revenue is derived from designing, developing and manufacturing powered instruments for the medical and dental industries and motion control software and hardware for industrial and scientific applications. The proportion of total sales by customer type is as follows:

	Years Ended June 30,
	2016		2015
	(In thousands)
		% of Revenue		% of Revenue
Medical device and services	$14,292	71%	$7,619	57%
Industrial and scientific	1,658	8%	2,052	15%
Dental and component	1,320	7%	1,538	12%
Repairs	833	4%	1,779	13%
Other	2,055	10%	395	3%
Total Sales	$20,158	100%	$13,383	100%

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

	Years Ended June 30,
	2016		2015
	(In thousands)
		% of Revenue		% of Revenue
Irvine	$17,888	89%	$11,732	88%
Beaverton	969	5%	1,394	10%
San Dimas	1,301	6%	257	2%
Total Sales	$20,158	100%	$13,383	100%

In fiscal year 2016, our top 20 customers accounted for 87% of our sales compared to 82% in fiscal year 2015. In fiscal 2016, we had three customers, all included in medical device revenue above, that each accounted for more than 10% of sales and cumulatively totaled 56% of sales. This compares to fiscal year 2015, when our largest customer, included in medical device revenue above, accounted for 49% of our sales with our next largest customer accounting for 9% of our sales. In many cases, including our largest customers, disclosure of customer names is prohibited by confidentiality agreements with such entities. We have no plans to discontinue the sales relationships with our existing significant customers. Our largest customer in fiscal 2015 and previous years has informed us that they will be replacing a primary product that we sell with one that they will manufacture in the future. Therefore, although we expect to continue to have sales to this customer in fiscal 2017, we expect revenue to this customer to continue to decline. This customer accounted for $3.6 million or 18% of revenue in fiscal 2016 compared to $6.6 million or 49% of revenue in fiscal 2015.

Our current objectives are focused primarily on maintaining our relationships with our current customers, continuing our cost reduction analysis of our new products and expanding our business with new product launches and services related to our areas of expertise. In that regard, we have completed two significant medical device development projects in the craniomaxillofacial (“CMF”) surgical segment during the fourth quarter of fiscal 2015 and the second quarter of fiscal 2016. However, there can be no assurance as to the level of success we will achieve in these objectives.

The majority of the raw materials and components used to manufacture our products are purchased and are available from several sources, including through our own in-house machining capabilities. Portescap Danaher, K-V Engineering, and Fischer Connectors are examples of key suppliers. We have no exclusive arrangements with any of our suppliers, but in several instances only one supplier is used for certain high-value components. In most of such instances, secondary suppliers have been identified, although it is likely that any transition to a new or different supplier would result in a delay in the supply chain. We consider our relationships with our suppliers and manufacturers to be good. We do not intend to terminate any such relationship at this time, nor does management have knowledge that any supplier or manufacturer intends to terminate its relationship with us.

Our commitment to product design, manufacturing and quality systems are supported by our compliance with several regulatory agency requirements and standards. We hold a U.S. Food and Drug Administration (“FDA”) Establishment Registration and a State of California Device Manufacturing License (Department of Public Health Food and Drug Branch) with respect to our Irvine, California facility. In addition, our Irvine, California facility is certified to ISO 13485:2003, Medical Device Directive 93/42/EEC – Annex II, and Canadian Medical Device Conformity Assessment System. Our Beaverton, Oregon facility is certified to ISO 9001:2008.

At June 30, 2016, we had a backlog of $11.3 million compared with a backlog of $10.6 million at June 30, 2015. We have experienced, and may continue to experience, variability in our new order bookings due to, among other reasons, the launch of new products, the timing of customer orders based on end-user demand and customer inventory levels. We do not typically experience seasonal fluctuations in our shipments and revenues.

Segments

In fiscal 2016, we had four reportable segments based on our business activities and organization:

•	Pro-Dex located in Irvine, California – providing primarily medical and dental instruments using shared production and assembly machines and workforce. This segment also incorporates Huber Precision as the revenues and assets of Huber Precision are not material to our total revenues and assets. Additionally, effective November 30, 2015 the former San Carlos office of Huber Precision was closed and all orders shipped since that date are manufactured at our Irvine facility.

•	OMS located in Beaverton, Oregon – providing multi-axis motion control applications.

•	Fineline located in San Dimas, California. This business was purchased on February 1, 2015 and is a manufacturer of plastic injection molds for a variety of industries.

•	Engineering Services Division or (“ESD”). This division was launched in fiscal 2015 to provide permanent placement and contract services in the fields of engineering, manufacturing and quality to diverse businesses.

(See Note 15 to the Consolidated Financial Statements contained elsewhere in this report for additional information concerning these reporting segments.)

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

In certain instances we may share research and development costs with our customers by billing for non-recurring engineering services. Revenue recognized for non-recurring engineering services represented 5% and 4% of our revenue in fiscal year 2016 and 2015, respectively. During recent years, we have entered into certain development and supply contracts, the development portions of which provide for billable non-recurring engineering service fees. Such fees are recognized as revenue generally upon successful completion of the non-recurring engineering services. During the fourth quarter of fiscal 2015, we completed the development portion of a contract entered into during fiscal 2012, allowing us to record approximately $336,000 in non-recurring engineering service revenue, included in medical device revenue. During the second quarter of fiscal 2016 we completed the development portion of a contract entered into during fiscal 2013 allowing us to record approximately $660,000 in non-recurring engineering service revenue, also included in medical device and services revenue. In the fourth quarter of fiscal 2015, we executed a development agreement with another customer to design and develop a powered surgical device and during fiscal 2016 we recognized medical device service revenue in the amount of approximately $367,000 relating to this contract. We will continue to pursue other revenue-generating development projects. Accordingly, we believe that non-recurring engineering fees could represent a greater share of our revenue in the future.

During the fiscal years ended June 30, 2016 and 2015, we incurred research and development expenses amounting to $1,852,000 and $1,668,000, respectively, which costs exclude $412,000 and $493,000 in 2016 and 2015 respectively, that were, or will be, shared with our customers through billings for non-recurring engineering services.

Employees

At June 30, 2016, we had 76 full-time employees comprised of 60 employees in Irvine, California 9 in Beaverton, Oregon 6 in San Dimas, California and 1 in Boston, Massachusetts, as well as 28 temporary employees, 16 of whom are working on an ESD contract in New Jersey and the balance are working in Irvine, California. At June 30, 2015, we had 66 full-time employees, comprised of 54 employees in Irvine, 7 in Beaverton and 5 in San Dimas. None of our employees are a party to any collective bargaining agreements with us. We consider our relationships with our employees to be good.

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

The total cost of providing health care services has been and will continue to be subject to review by governmental agencies and legislative bodies in the major world markets, including the United States, which are faced with significant pressure to lower health care costs. The Patient Protection and Affordable Care Act signed into law in March 2010 (the “Affordable Care Act”) imposes a 2.3% excise tax, currently suspended until December 31, 2017, on sales of certain medical devices, some of which we produce, that we may be unable to recover through price increases to our customers.

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

Patents, Trademarks and Licensing Agreements

We hold patents relating to miniature rotary drive products, multi-axis motion controllers and torque-limiting screwdrivers. Our patents have varying expiration dates. The near term expiration of the patents, if any, is not expected to cause any change in our revenue-generating operations as the revenue from the products associated with those patents is not material.

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

A substantial portion of our revenue is derived from a few customers. If we were to lose a key customer, it would have a material adverse effect on our business, financial condition and results of operations.

In fiscal year 2016, our top 20 customers accounted for 87% of our sales, with our largest customer accounting for 25% of our sales. The loss of any of our significant customers, would severely impact us, including having a material adverse effect on our business, financial condition, cash flows, revenue and results of operations. As previously discussed, our former largest customer has informed us that they will be replacing a primary product that we sell with one that they will manufacture in the future. Therefore, although we expect to continue to have sales to this customer in fiscal 2017, we expect revenue to this customer to continue to decline.

A substantial portion of our business is derived from our core business area that, if not serviced properly, may result in a material adverse impact upon our business, results of operations and financial condition.

In fiscal year 2016, we derived more than 70% of our revenue from sales of our medical device products and related services. We believe that a primary factor in the market acceptance of our products and services is the value they create for our customers. Our future financial performance will depend in large part on our ability to continue to meet the increasingly sophisticated needs of our customers through the timely development, successful introduction and implementation of new and enhanced products and services, while at the same time continuing to provide the value our customers have come to expect from us. We have historically expended a significant percentage of our revenue on product development and believe that significant continued product development efforts will be required to sustain our growth. Continued investment in our sales and marketing efforts will also be required to support future growth.

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

In recent years, we have launched many new medical device products and our estimates of warranty claims are based largely on our previous history from similar legacy products and if actual warranty claims exceed our estimates, it could have an adverse effect on our results of operations and financial condition.

We have recently completed two significant medical device development projects in the craniomaxillofacial (“CMF”) surgical segment as well as a surgical handpiece used for orthopedic applications for which we have made estimates of product warranty claims based upon similar, legacy products. If the actual repair volumes or repair costs exceed the estimates that we have been using, we may incur additional costs which could be materially adverse to our results of operations and financial condition.

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

New product development requires significant research and development expenditures that we have historically funded through operations; however we may be unable to do so in the future. Any significant decrease in revenues or research funding could impair our ability to respond to technological advances in the marketplace and to remain competitive. If we are unable, for technological or other reasons, to develop and introduce new products in a timely manner in response to changing market conditions or customer requirements, our business, results of operations and financial condition may be materially adversely affected. Although we continue to target new markets for access, develop new products and update existing products, there can be no assurance that we will do so successfully or that even if we are successful, such efforts will be completed concurrently with or prior to the introduction of competing products. Any such failure or delay could adversely affect our competitive position or could make our current products obsolete.

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

As of August 31, 2016, two of our directors, Nicholas J. Swenson and Raymond E. Cabillot, controlled voting power over approximately 41.8% (27.9% and 13.9%, respectively) of the outstanding shares of our common stock. As a result of such voting control, these directors will have significant influence over all matters submitted to our shareholders for approval, including the election of our directors and other corporate actions, and may have interests that conflict with our interests and the interests of other shareholders.

We may not be able to successfully integrate our business acquisitions, which could adversely affect our business, financial condition, and results of operations.

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

We face increased costs in the healthcare industry due to government reform.

Political, economic and regulatory influences are subjecting the healthcare industry to fundamental changes. The Affordable Care Act enacted sweeping reforms to the U.S. healthcare industry, including mandatory health insurance, reforms to Medicare and Medicaid, the creation of large insurance purchasing groups, new taxes on medical equipment manufacturers, currently suspended through 2017, that apply to certain of our products and other significant modifications to the healthcare delivery system.

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

We have experienced losses in the past, and we cannot be certain that we will sustain our current profitability; we may need additional capital in the future to fund our businesses, which we may not be able to obtain on acceptable terms.

We have experienced operating losses in the past. Although we were profitable in fiscal 2016, we incurred pre-tax losses from continuing operations of $446,000, $755,000, and $1,903,000 in fiscal 2015, 2014 and 2013, respectively. Our ability to achieve or sustain profitability is based on a number of factors, many of which are out of our control, including the material costs for our products and the demand for our products.

We currently anticipate that our available capital resources, including our existing cash and cash equivalents and accounts receivable balances will be sufficient to meet our expected working capital and capital expenditure requirements as our business is currently conducted for at least the next 12 months. We may also attempt to raise additional funds through public or private debt or equity financings if such financings become available on acceptable terms. We cannot be certain that any additional financing we may need will be available on terms acceptable to us, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of opportunities, develop new products or otherwise respond to competitive pressures, and our operating results and financial condition could be adversely affected.

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

Our executive offices and Irvine manufacturing facility are located at 2361 McGaw Avenue, Irvine, California 92614. We lease the 28,000 square foot facility from an unrelated third party at a current base monthly lease rate of $38,000, with annual increases of $1,400 per month in the base lease rate through the expiration of the lease in April 2018. The building is a one-story stand-alone structure of concrete “tilt-up” construction, approximately 25 years old and in good condition.

Our Beaverton office and manufacturing facility is located at 15201 N.W. Greenbrier Parkway, B-1 Ridgeview, Beaverton, Oregon 97006. We executed a first amendment to the lease in the second quarter of fiscal year 2014 reducing the leased premises from 7,500 square feet to 7,100 square feet. The facility is leased from an unrelated third party at a base monthly lease rate of $5,900 through the expiration of the lease in July 2017. The office is located in a single-story building in a 20-year-old industrial office complex and is in good condition.

Our San Dimas office and manufacturing facility is located at 210 West Arrow Highway, Suites C & D, San Dimas, California 91773. We executed the lease in the third quarter of fiscal year 2015, in conjunction with the asset acquisition of Fineline Molds. The 3,680 square foot facility is leased from an unrelated third party, at a base monthly lease rate of $2,760 through the expiration of the lease in February 2017. The suites are located in a one-story building in an approximately 35-year-old industrial office complex and are in fair condition.

Our former San Carlos office and manufacturing facility was located at 585 Taylor Way, Unit 5, San Carlos, California 94070. The Company executed the lease in the second quarter of fiscal year 2015, in conjunction with the asset acquisition of Huber Precision. The 1,568 square foot facility was leased from an unrelated third party, at a base monthly lease rate of $2,148 through the expiration of the lease in November 2015. The suite was located in a one-story building in an approximately 35-year-old industrial office complex in fair condition.

The current leased facilities are believed to be adequate for our expected needs. We believe each facility is in full compliance with applicable state, EPA and other agency environmental standards.

ITEM 3.	LEGAL PROCEEDINGS

On August 1, 2016, we received correspondence from an attorney representing Scott Robertson, the former president of Riverside Manufacturing, Inc., claiming damages owed under claims of breach of contract, fraudulent inducement, wrongful self-help eviction among others. The letter requested a payment of $250,000 within 10 days of the date of the letter to fully settle the matter. We have made no such payment nor have we accrued any amounts owed related to this matter. On August 12, 2016, we responded to the letter indicating that we believe each and every claim has no legal merit. Additionally, on September 8, 2016, we sent a follow up correspondence asserting claims against Mr. Robertson including slander of title, fraudulent misrepresentation, conversion and theft. We have proposed a mutual release of all claims to settle this dispute and avoid potentially costly legal fees. As of the date of this filing, no litigation has commenced nor, to our knowledge, is pending. While we believe that we would prevail should this matter escalate, there can be no assurances that we will be successful should this matter be litigated.

In addition to the matter described above, we are from time to time a party to various legal proceedings incidental to our business. The legal proceedings potentially cover a variety of allegations spanning our entire business. There can be no certainty, however, that we may not ultimately incur liability or that such liability will not be material and adverse.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted under the symbol “PDEX” on the automated quotation system of the Nasdaq Capital Market (“NASDAQ”). The following table sets forth for the quarters indicated the high and low sales prices of our common stock as reported by NASDAQ. The quotations reflect inter-dealer prices, without retail markup, markdown, or commissions, and may not necessarily represent actual transactions. On September 8, 2016, the last sale price of our common stock as reported by NASDAQ was $5.64 per share.

	High	Low
Year ended June 30, 2016:
First Quarter	$2.79	$2.00
Second Quarter	2.78	2.37
Third Quarter	3.82	2.24
Fourth Quarter	5.61	3.32
Year ended June 30, 2015:
First Quarter	$2.79	$2.01
Second Quarter	2.63	2.16
Third Quarter	2.54	2.03
Fourth Quarter	2.42	2.00

Holders

As of September 8, 2016, there were 88 holders of record of our common stock. This number does not include beneficial owners including holders whose shares are held in nominee, or “street,” name.

Dividends

We have never paid a cash dividend with respect to our common stock. The current policy of our Board of Directors is to retain any future earnings to provide funds for the operation and expansion of our business. Any determinations to pay dividends in the future will be at the discretion of our Board of Directors.

Repurchases

In September 2013, our Board approved a share repurchase program authorizing the Company to repurchase up to 750,000 shares of our common stock. In accordance with, and as part of, this share repurchase program, our Board approved, on March 22, 2016, the adoption of a prearranged share repurchase plan intended to qualify for the safe harbor under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (“10b5-1 Plan” or “Plan”). The 10b5-1 Plan became effective on March 23, 2016 and through June 30, 2016 we repurchased 99,688 shares at an aggregate cost of approximately $454,000. The 10b5-1 Plan terminated on July 6, 2016 in accordance with its provisions. Our prior 10b5-1 Plan commenced on September 24, 2014 and terminated on March 23, 2015. Through March 23, 2015, we repurchased 69,773 shares at an aggregate cost of $154,000, inclusive of fees, under the terms of the prior 10b5-1 Plan. Repurchases under both 10b5-1 Plans were administered through an independent broker.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and the Notes thereto contained elsewhere in this report as well as the Risk Factors included in Item 1A of this report. The following discussion contains forward-looking statements. (See “Cautionary Note Regarding Forward-Looking Statements” included in Part 1 of this report.)

Overview

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of the Company’s results of operations and financial condition for the fiscal years ended June 30, 2016 and 2015. The income from discontinued operations included in our fiscal year 2015 consolidated statement of operations relates to the final earn out provisions from our sale of Pro-Dex Astromec, which we sold in February 2012.

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

Accounts Receivable and Deferred Costs

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

Deferred costs reflect costs incurred related to non-recurring engineering services under the terms of the related development and supply contracts. These costs get recorded to cost of sales in the period that the revenue is recognized pursuant to the terms of the underlying contract with our customer.

Long-lived Assets

We review the recoverability of long-lived assets, consisting of equipment and leasehold improvements, when events or changes in circumstances occur that indicate carrying values may not be recoverable.

Goodwill & Intangibles

We recorded goodwill and a trade name in conjunction with the asset purchase of Fineline Molds during fiscal 2015. We assessed the potential impairment of goodwill and trade name during the third quarter of fiscal 2016 and will continue on an annual basis, or more frequently if there are events or changes in circumstances that may indicate potential impairment. Other intangibles consist of legal fees incurred in connection with patent applications, capitalized software development costs, covenant not to compete, and customer lists including backlog. Both the legal fees and the capitalized software development costs will be amortized over the estimated product life of the underlying product related to the associated patent and software development costs. The covenant not to compete and customer list including backlog relate to assets acquired in conjunction with the purchase of Huber Precision and Fineline Molds and will be amortized over their estimated useful lives.

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

Income Taxes

We recognize deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of our assets and liabilities along with net operating loss and tax credit carryovers. Deferred tax assets at June 30, 2016 and 2015 consisted primarily of basis differences related to research and development tax credit utilization, net operating loss carryovers, intangible assets, accrued expenses and inventories.

Significant management judgment is required in determining our provision for income taxes and the recoverability of our deferred tax assets. Such determination is based on our historical taxable income, with consideration given to our estimates of future taxable income and the periods over which deferred tax assets will be recoverable. We record a valuation allowance against deferred tax assets to reduce the net carrying value to an amount that we believe is more likely than not to be realized. When we establish or reduce the valuation allowance against deferred tax assets, the provision for income taxes will increase or decrease, respectively, in the period such determination is made. At June 30, 2016 and 2015, we maintained a valuation allowance against the entire balance of our deferred tax assets, net of deferred tax liabilities.

Results of Operations for the Fiscal Year Ended June 30, 2016 Compared to the Fiscal Year Ended June 30, 2015

The following tables set forth results from continuing operations for the fiscal years ended June 30, 2016 and 2015:

	Years Ended June 30,
	2016		2015
	Dollars in thousands
		% of Net Sales		% of Net Sales
Net sales	$20,158	100%	$13,383	100%
Cost of sales	14,755	73%	9,679	72%
Gross profit	5,403	27%	3,704	28%
Selling expenses	898	5%	975	7%
General and administrative expenses	1,882	9%	1,963	15%
Impairment of goodwill and intangible assets	245	1%	—	—
Research and development costs	1,852	9%	1,668	12%
	4,877	24%	4,606	34%
Operating income (loss)	526	2%	(902)	(6%)
Other income, net	321	2%	456	3%
Income (loss) from continuing operations before income taxes	847	4%	(446)	(3%)
Income tax expense (benefit)	25	—	(44)	—
Net income (loss) from continuing operations	$822	4%	$(402)	(3%)

Net Sales

The majority of our revenue is derived from designing, developing and manufacturing powered surgical instruments for medical device original equipment manufacturers, dental instruments, and motion control software and hardware for industrial and scientific applications. The proportion of total sales by product/service type is as follows:

	Years Ended June 30,				Increase (Decrease)
	2016		2015		From 2015 To 2016
	Dollars in thousands
		% of Net Sales		% of Net Sales
Net sales:
Medical device and services	$14,292	71%	$7,619	57%	88%
Industrial and scientific	1,658	8%	2,052	15%	(19%)
Dental and component	1,320	7%	1,538	12%	(14%)
Repairs	833	4%	1,779	13%	(53%)
Other	2,055	10%	395	3%	420%
	$20,158	100%	$13,383	100%	51%

Net sales in fiscal 2016 increased by $6.8 million, or 51%, as compared to fiscal 2015, due primarily to an increase in medical device sales of $6.7 million. During fiscal 2016 we had three customers, all in medical device, that each accounted for more than 10 percent of total revenue compared to only one customer in the medical device space that accounted for more than 10 percent of our total revenue during fiscal 2015. Our two new significant customers reflect the release of new products that we either designed to customer specification or were contracted to manufacture. Sales to these two customers accounted for $7.9 million in revenue during fiscal 2016 compared $467,000 during the prior fiscal year. In the current year, in addition to our surgical handpieces designed to be used in orthopedic surgery applications, we also shipped handpieces for use in CMF surgical applications and have broadened both our customer base and medical device products. We increased sales to three additional medical device customers by $775,000, $520,000, and $349,000, respectively. Offsetting the increases from these customers, sales to our oldest and formerly most significant customer in medical device have decreased by approximately $3.0 million, from $6.6 million to $3.6 million, of which approximately $948,000 relates to repairs, this fiscal year compared to the prior fiscal year. This customer has informed us that they will be replacing a primary product that we sell with one that they will manufacture in the future. Therefore, although we expect to continue to have sales to this customer in fiscal 2017, we expect revenue to this customer to continue to decline.

The decrease of $394,000 in industrial and scientific sales from fiscal 2015 to 2016, relates primarily to reductions of our multi-axis motion control products sales which decreased by $425,000 in fiscal 2016 compared to fiscal 2015. Our dental and component revenue are generated from sales to many distributors and end-users whose purchasing activity can vary widely from year to year. Our dental and component products are legacy products, which although they continue to sell to many long-held customers, have not had a product line refresh, which may be a contributing factor to the decrease in sales of $218,000 in fiscal 2016 compared to the prior year. Our repair revenue declined $946,000 in fiscal 2016 compared to fiscal 2015, driven by the reduced sales to our former largest medical device customer, described above. Finally, our other revenue increased $1.7 million in fiscal 2016 compared to the prior fiscal year and it includes revenue generated from our Fineline Molds and Engineering Services Division of $1.3 million and $730,000, respectively, in the current year, representing increases of $1.0 million and $615,000, respectively, compared to fiscal 2015. The $1.0 million increase in sales of Fineline Molds is due in part to fiscal 2016 containing a full year of operations compared to only 5 months in fiscal 2015, as well as a mix of more complex, larger jobs completed in the current year. Of the $615,000 increase in Engineering Services Division revenue, $487,000 relates to a contract for temporary employees in New Jersey as well as various other temporary and direct hire placements.

At June 30, 2016, we had a backlog of $11.3 million compared with a backlog of $10.6 million at June 30, 2015. We have experienced, and may continue to experience, variability in our new order bookings due to, among other reasons, the launch of new products, the timing of customer orders based on end-user demand and customer inventory levels. We do not typically experience seasonal fluctuations in our shipments and revenues.

Cost of Sales and Gross Margin

	Years Ended June 30,				Increase (Decrease)
	2016		2015		From 2015 To 2016
	Dollars in thousands
		% of Net Sales		% of Net Sales
Cost of sales:
Product costs	$14,869	74%	$9,547	71%	56%
Accrued losses on product development services	62	—	399	3%	(84%)
Under (over)-absorption of manufacturing overhead	(437)	(2%)	(483)	(4%)	(10%)
Inventory and warranty charges	261	1%	216	2%	21%
Total cost of sales	$14,755	73%	$9,679	72%	52%

Cost of sales in fiscal 2016 increased $5.1 million, or 52%, from fiscal 2015, due primarily to a $5.3 million increase in product costs. The increase in product costs is due primarily to the increase in sales from fiscal 2015 to 2016 of 51 percent. Although sales are significantly higher in fiscal 2016 than the prior fiscal year, our gross margin declined from 28 percent in fiscal 2015 to 27 percent in fiscal 2016. Many of our newer products that we began selling in late fiscal 2015 and 2016 have lower margins than our legacy products. Also contributing to the deterioration in our product margin during fiscal 2016 includes expedite fees and outsourcing versus manufacturing of certain components in order to meet delivery expectations for recent product launches. As we continue to manufacture and deliver these products, our operations team can focus on improving margins by continuing to evaluate “make-or-buy” decisions and process improvements. Accrued losses from development services portion of certain contracts decreased $337,000, or 84%, from fiscal 2015 relating to improved project management as well as fewer development contracts in process during fiscal 2016 compared to fiscal 2015. Costs related to inventory and warranty charges increased $45,000 in fiscal 2016 compared to 2015 due primarily to $34,000 in increased warranty expenses and an increase of $11,000 in inventory charges.

Operating Expenses

	Years Ended June 30,				Increase (Decrease)
	2016		2015		From 2015 To 2016
	(Dollars in thousands)
		% of Net Sales		% of Net Sales
Operating expenses:
Selling expenses	$898	5%	$975	7%	(8%)
General and administrative expenses	1,882	9%	1,963	15%	(4%)
Impairment of goodwill and intangible assets	245	1%	—	—	100%
Research and development costs	1,852	9%	1,668	12%	11%
	$4,877	24%	$4,606	34%	6%

Selling expenses consist of salaries and other personnel-related expenses related to our business development departments, as well as trade show attendance, advertising and marketing expenses, and travel and related costs incurred in generating and maintaining customer relationships.

Selling Expenses by division
(in thousands except % of total)

	Years Ended June 30,				Increase (Decrease)
	2016		2015		From 2015 To 2016
	(Dollars in thousands)
		% of Total		% of Total
Selling expenses:
Pro-Dex (Irvine)	$254	28%	$330	34%	(23%)
OMS Division (Beaverton)	118	13%	126	13%	(6%)
ESD Division (Irvine)	325	36%	441	45%	(26%)
Fineline Division (San Dimas)	201	23%	78	8%	158%
	$898	100%	$975	100%	(8%)

Selling expenses for Pro-Dex Irvine during the year ended June 30, 2016 decreased $76,000, or 23%, compared to fiscal 2015 mostly due to reductions in personnel costs and trade show costs associated with the sales of our medical, dental and industrial revenue generating activities. The selling expenses for our OMS division remained relatively flat in the current fiscal year compared to the prior fiscal year. In the second quarter of fiscal 2015, we launched our engineering services division (“ESD”) to recruit and place contract personnel in engineering, manufacturing and other technical consulting capacities. This division includes a team of sales and recruiting staff in our Irvine, California office and previously, a Troy, Michigan office. In an effort to reduce the overall expenses of this division as we focused on revenue growth, we closed the Troy, Michigan office and reduced overall head count of the division, therefore selling expenses for this division decreased $116,000 in fiscal 2016 compared to fiscal 2015. The increase in the Fineline division is primarily due to the fact that fiscal 2016 contains twelve months of operations compared to 5 months in the prior fiscal year, because we acquired this business on February 1, 2015. In addition, the current fiscal year includes commission expense in the amount of $41,000 with no similar expense included in the prior fiscal year.

Impairment of goodwill and intangible assets relates to Fineline as a result of our annual impairment test described more fully in Note 4 of Notes to Consolidated Financial statements contained elsewhere in this report.

General and administrative expenses (“G&A”) consist of salaries and other personnel-related expenses for corporate, accounting, finance and human resource personnel, as well as costs for outsourced information technology services, professional fees, directors’ fees and costs associated with being a public company. The $81,000 decrease in G&A expenses from fiscal 2015 to 2016 is due primarily to decreased legal and professional fees and non-recurring severance payments made to our former Chief Executive Officer during the third quarter of fiscal 2015. In fiscal 2015 we also incurred legal fees relating to services provided in conjunction with our two business acquisitions, the filing our Form S-8 related to our ESPP Plan and legal expenses associated with the separation agreement of our former Chief Executive Officer.

Research and development costs consist of salaries and other personnel-related costs of our product development and engineering personnel, related professional and consulting fees, and costs related to intellectual property, laboratory usage, materials, and travel and related costs incurred in the development and support of our products. The increase in research and development costs of $184,000 in fiscal 2016 as compared to 2015 is primarily related to increases in personnel and related expenses as we have grown our engineering team in support of our increased development projects and medical device products.

Interest Expense

Interest expense consists primarily of interest expense related to the loans and notes payable described more fully in Note 9 to the Consolidated Financial Statements contained elsewhere in this report. The increase in interest expense for fiscal 2016 relates to the recent financing arrangements described in Note 9 to the Consolidated Financial Statements contained elsewhere in this report.

Gain from sale of Investment in Ramsey

During the quarter ended March 31, 2016, we sold the Ramsey Property for an aggregate sale price of $1.6 million. Additionally, during the second and third quarter of fiscal 2016 we liquidated the Riverside machine shop equipment and collected some accounts receivable of Riverside that served as collateral to the promissory notes in the gross amount of $529,000. Therefore during the third quarter ended March 31, 2016 we recorded a gain from the sale of the investment in Ramsey in the amount of $340,000.

Realized Gain on Sale of Investments

During the quarter ended March 31, 2015, we liquidated our investment portfolio to fund our working capital requirements. During fiscal 2015, we sold certain of our investments in marketable equity securities of publicly held companies and recorded realized gains of $455,000. We have not purchased, held or disposed of any marketable securities during fiscal 2016.

Income Taxes

The effective tax rates for fiscal 2016 and 2015 are lower than statutory tax rates primarily due to our utilization of federal and state loss carryforwards, with a full valuation allowance. (See Note 7 of Notes to Consolidated Financial Statements contained elsewhere in this report).

Liquidity and Capital Resources

The following table is a summary of our Consolidated Statements of Cash Flows and Cash and Working Capital:

	As of and for the Years Ended June 30,
	2016	2015
	(In thousands)
Cash provided by (used in):
Operating activities	$466	$(775)
Investing activities	$1,588	$(1,513)
Financing activities	$(457)	$(203)

Cash, cash equivalents and working capital:
Cash and cash equivalents	$2,294	$697
Working capital	$7,141	$4,714

Cash Flows from Operating Activities

Cash provided by operating activities during fiscal 2016 relates primarily to our operating income of $526,000 and non-cash impairment charge of $245,000 and non-cash depreciation and amortization of $614,000 offset by increases in total accounts receivable, including amounts due from factor, in the amount of $523,000, consistent with our increase in net sales. Additionally, deferred revenue decreased $382,000 and our accounts payable, accrued expenses and deferred rent decreased by $1.3 million. Offsetting these uses of cash, our inventory decreased by $737,000 and our deferred costs decreased by $615,000 due to the completion of a product development contract.

Cash used in operating activities during fiscal 2015 was $775,000. The primary uses of cash arose from our net loss of $365,000, increases in inventory of $1.7 million to service our backlog of $10.6 million as of June 30, 2015 as well as increases in accounts receivable totaling $554,000, consistent with our increase in net sales during fiscal 2015 compared to fiscal 2014. These uses of cash were offset primarily by an increase in accounts payable, accrued expenses and deferred rent of $1.2 million, an increase in deferred revenue of $362,000 and a decrease in deferred costs of $220,000 caused by the completion of one of our long-term product development contracts.

Cash Flows from Investing Activities

During fiscal 2016 we sold the Ramsey Property for an aggregate purchase price of $1.6 million realizing cash proceeds from the escrow close in the amount of $1.4 million and liquidated the Riverside machine shop equipment and collected some accounts receivable of Riverside that served as collateral to the promissory notes in the gross amount of $529,000 after investing an additional $87,000. Additionally during fiscal 2016, we made capital expenditures primarily for tooling and manufacturing equipment in the amount of $311,000 and sold fully depreciated equipment for $18,000.

Net cash used in investing activities in fiscal 2015 was $1.5 million. During the 2015 fiscal year, we invested $1.7 million in the purchase of notes receivable and the extension of additional revolving credit (secured by Ramsey Property and Riverside assets) as further described in Note 8 to the Consolidated Financial Statements contained elsewhere in this report. We also purchased Huber Precision and Fineline Molds for a total of $866,000, made capital expenditures primarily for tooling and manufacturing equipment in the amount of $244,000 and received $1.3 million in proceeds from the sale of equity securities in conformity with our Surplus Capital Investment Policy described in more detail below. Additionally, we expended $64,000 in capitalized legal fees and software development costs related to internally developed intellectual property.

Cash Flows from Financing Activities

During fiscal 2016 we borrowed and repaid the principal amount of $1.7 million and $500,000, respectively, from Summit Financial Resources LP and Fortitude Income Funds LLC. Additionally, we spent $454,000 on the repurchase of 99,688 shares of our common stock pursuant to the share repurchase program described in more detail below.

During fiscal year 2015 we spent $154,000 on the repurchase of 69,773 shares of our common stock pursuant to the share repurchase program described in more detail below. We also repurchased the outstanding in-the money stock options held by our former Chief Executive Officer for $32,000, pursuant to the terms of his separation agreement.

Liquidity Requirements for the Next 12 Months

As of June 30, 2016, our working capital was $7.1 million. We currently believe that our existing cash and cash equivalent balances as well as our account receivable balances, including amounts due from factor, will provide us sufficient funds to satisfy our cash requirements as our business is currently conducted for at least the next 12 months. In addition to our cash and cash equivalent balances, we expect to derive a portion of our liquidity from our cash flows from operations.

We are focused on preserving our cash balances by monitoring expenses, identifying cost savings, and investing only in those development programs and products that we believe will most likely contribute to our profitability. As we execute on our current strategy, however, we may require debt and/or equity capital to fund our working capital needs and requirements for capital equipment to support our manufacturing and inspection processes. In particular, we have experienced negative operating cash flow in the past, especially as we procure long-lead time materials to satisfy our backlog, which can be subject to extensive variability. We may attempt to raise additional funds through public or private debt or equity financings if such financings become available on acceptable terms, or we may seek working capital financing through the extension of additional credit. We cannot be certain that any additional financing we may need will be available on terms acceptable to us, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of opportunities, develop new products or otherwise respond to competitive pressures, and our operating results and financial condition could be adversely affected.

Surplus Capital Investment Policy

During fiscal 2013, our Board approved a Surplus Capital Investment Policy (the “Policy”) that provides, among other items, for the following:

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

The Investment Committee is comprised of Messrs. Swenson (Chair), Cabillot and Van Kirk.

In September 2013, our Board approved a share repurchase program authorizing the Company to repurchase up to 750,000 shares of our common stock under parameters to be determined by the Investment Committee. In accordance with, and as part of this share repurchase program, our Board approved, on March 22, 2016, the adoption of a prearranged share repurchase plan intended to qualify for the safe harbor under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (“10b5-1 Plan”). The 10b5-1 Plan became effective on March 23, 2016 and through June 30, 2016 we repurchased 99,688 shares at an aggregate cost of $454,000, inclusive of fees. The Plan terminated on July 6, 2016, in accordance with its provisions. Our prior 10b5-1 Plan became effective on September 24, 2014 and terminated on March 23, 2015. Through March 23, 2015, we repurchased 69,773 shares at an aggregate cost of $154,000, inclusive of fees, under the terms of the 10b5-1 Plan. Repurchases under both 10b5-1 Plans were administered through an independent broker.

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

In April 2015, the FASB issued ASU 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” to simplify the presentation of debt issuance costs. The amendments in this accounting standard update require debt issuance costs be presented on the balance sheet as a direct reduction from the carrying amount of the related debt liability. The amendments in this accounting standard update are to be applied retrospectively and are effective for interim and annual reporting periods beginning after December 15, 2015. The adoption of this accounting standard did not have a material impact on our balance sheet.

In November 2015, the FASB issued ASU 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes” which requires all deferred tax assets and liabilities, as well as any related valuation allowance, to be classified as non-current on the balance sheet. The guidance is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years and earlier adoption is permitted. We elected early adoption during fiscal 2016 and have netted our current deferred income tax assets against our long term deferred income tax liabilities in the accompanying consolidated balance sheet.

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

PRO-DEX, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

The Shareholders and Board of Directors

Pro-Dex, Inc.

We have audited the accompanying consolidated balance sheets of Pro-Dex, Inc. and Subsidiaries (the “Company”) as of June 30, 2016 and 2015 and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the years in the two-year period ended June 30, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pro-Dex, Inc. and Subsidiaries as of June 30, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the two-year period ended June 30, 2016 in conformity with accounting principles generally accepted in the United States of America.

/s/ Moss Adams LLP
Moss Adams LLP
Irvine, California
September 15, 2016

PRO-DEX, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 30,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$2,294	$697
Accounts receivable, net of allowance for doubtful accounts of $20 and $36 at June 30, 2016 and 2015, respectively	1,469	2,326
Due from factor	1,419	—
Deferred costs	238	853
Other current receivables	91	28
Inventory	3,573	4,310
Prepaid expenses	134	124
Deferred income taxes	—	70
Total current assets	9,218	8,408
Plant, equipment and leasehold improvements, net	1,286	1,470
Investment in Ramsey property and related notes receivable	—	1,652
Goodwill	112	353
Intangibles	451	547
Other assets	80	86
Total assets	$11,147	$12,516

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$841	$1,867
Accrued liabilities	997	1,202
Deferred revenue	212	594
Income taxes payable	1	—
Note payable	26	24
Capital lease obligations	—	7
Total current liabilities	2,077	3,694
Non-current liabilities:
Deferred income taxes	—	70
Deferred rent	147	204
Note payable, net of current portion	46	70
Total non-current liabilities	193	344
Total liabilities	2,270	4,038

Commitments and Contingencies

Shareholders’ equity:
Common stock, no par value, 50,000,000 shares authorized; 4,052,987 and 4,139,579 shares issued and outstanding at June 30, 2016 and 2015, respectively	17,988	18,411
Accumulated other comprehensive income	—	—
Accumulated deficit	(9,111)	(9,933)
Total shareholders’ equity	8,877	8,478
Total liabilities and shareholders’ equity	$11,147	$12,516

See notes to consolidated financial statements.

PRO-DEX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Years Ended June 30,
	2016	2015

Net sales	$20,158	$13,383
Cost of sales	14,755	9,679
Gross profit	5,403	3,704

Operating expenses:
Selling expenses	898	975
General and administrative expenses	1,882	1,963
Impairment of goodwill and intangible assets	245	—
Research and development costs	1,852	1,668
Total operating expenses	4,877	4,606
Operating income (loss)	526	(902)
Other income (expense):
Interest income	—	6
Realized gain on sale of investments	—	455
Gain from sale of Investment in Ramsey Property	340	—
Gain from disposal of equipment	18	1
Interest expense	(37)	(6)
Total other income	321	456

Income (loss) from continuing operations before income taxes	847	(446)
Income tax expense (benefit)	25	(44)

Net income (loss) from continuing operations	822	(402)
Income from discontinued operations, net of income taxes	—	37
Net income (loss)	$822	$(365)

Basic and diluted income (loss) per share:
Net income (loss) from continuing operations	$0.20	$(0.10)
Income from discontinued operations	—	0.01
Net income (loss)	$0.20	$(0.09)

Weighted average common shares outstanding:
Basic	4,141,353	4,169,326
Diluted	4,173,556	4,169,326

See notes to consolidated financial statements.

PRO-DEX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For The Years Ended June 30, 2016 and 2015

(In thousands, except share data)

	Common Shares
	Number of Shares	Amount	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
Balance at June 30, 2014	4,211,019	$18,582	$202	$(9,568)	$9,216
Net loss	—	—	—	(365)	(365)
Rights offering costs	—	(2)	—	—	(2)
Repurchase of options	—	(32)	—	—	(32)
Net change in unrealized gain from marketable equity investments	—	—	(202)	—	(202)
Restricted stock forfeitures	(1,667)	—	—	—	—
Share-based compensation	—	17	—	—	17
Share repurchases	(69,773)	(154)	—	—	(154)
Balance at June 30, 2015	4,139,579	$18,411	$—	$(9,933)	$8,478
Net income	—	—	—	822	822
Exercise of stock options	7,500	16	—	—	16
ESPP shares issued	5,596	11	—	—	11
Share-based compensation	—	4	—	—	4
Share repurchases	(99,688)	(454)	—	—	(454)
Balance at June 30, 2016	4,052,987	$17,988	$—	$(9,111)	$8,877

See notes to consolidated financial statements.

PRO-DEX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$822	$(365)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	614	578
Realized gain on sale of investments	—	(455)
Gain on sale of investment in Ramsey	(340)	—
Gain on sale or disposal of equipment	(18)	(1)
Impairment of goodwill and intangible assets	245	—
Share-based compensation	4	17
Allowance for doubtful accounts	(16)	7
Changes in operating assets and liabilities:
Accounts receivable, due from factor and other current receivables	(523)	(554)
Deferred costs	615	220
Inventory	737	(1,705)
Prepaid expenses and other assets	(5)	(22)
Accounts payable, accrued expenses and deferred rent	(1,288)	1,196
Deferred revenue	(382)	362
Income taxes receivable and payable	1	(53)
Net cash provided by (used in) operating activities	466	(775)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment and leasehold improvements	(311)	(244)
Business acquisitions	—	(866)
Purchase of notes receivable (See Note 8)	—	(1,652)
Investment in Ramsey property and related notes receivable	(87)	—
Proceeds from sale of investment in Ramsey	1,992	—
Proceeds from sale of equipment	18	1
Proceeds from sale of investments	—	1,324
Increase in intangibles	(24)	(64)
Purchase of investments	—	(12)
Net cash provided by (used in) investing activities	1,588	(1,513)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on capital lease and note payable	(530)	(15)
Proceeds from note payable	500	—
Borrowings from Summit loan	1,689	—
Repayments on Summit loan	(1,689)	—
Repurchases of common stock	(454)	(154)
Net proceeds paid related to common stock rights offering	—	(2)
Proceeds (payments) from exercise (repurchase) of stock options and ESPP contributions	27	(32)
Net cash used in financing activities	(457)	(203)

Net increase (decrease) in cash and cash equivalents	1,597	(2,491)
Cash and cash equivalents, beginning of year	697	3,188
Cash and cash equivalents, end of year	$2,294	$697

See notes to consolidated financial statements.

PRO-DEX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

(In thousands)

	Years Ended June 30,
	2016	2015
Supplemental disclosures of cash flow information:

Noncash investing and financing activities:
Promissory note issued in conjunction with a business acquisition	$—	$100
Exchange of notes receivable for real property	$—	$1,059

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$21	$7
Cash paid for interest	$37	$6

See notes to consolidated financial statements.

PRO-DEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Pro-Dex Sunfish Lake, LLC and Pro-Dex Riverside, LLC, both Delaware limited liability companies formed by the Company in fiscal 2015. All significant inter-company accounts and transactions have been eliminated.

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

PRO-DEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Cash and Cash Equivalents

We consider all highly liquid investments with an original maturity of ninety days or less to be cash equivalents. At June 30, 2016 cash equivalents consisted of investments in money market funds. At June 30, 2015 there were no cash equivalents included in the cash and cash equivalents balance.

Accounts Receivable and Deferred Costs

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

Deferred costs reflect costs incurred related to non-recurring engineering services under the terms of the related development and supply contracts. These costs get recorded to cost of sales in the period that the revenue is recognized pursuant to the terms of the underlying contract with our customer.

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

PRO-DEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Goodwill & Intangibles

We recorded $353,000 of goodwill and $54,000 of trade name in conjunction with the asset purchase of Fineline Molds during the fiscal year ended June 30, 2015. Accordingly, subsequent to the measurement period described below under “Business Combinations,” we will assess potential impairment of goodwill and trade name annually, or more frequently if there are events or changes in circumstances that may indicate potential impairment. Intangibles consist of legal fees incurred in connection with patent applications, capitalized software development costs, covenant not to compete, trade name, and customer lists including backlog. Certain of the patent costs are being amortized over a period of seven years, the estimated life of the product that is currently utilizing the patented technology. The remaining patent costs will be amortized over the estimated life of the product(s) that will be utilizing the technology, or expensed immediately in the event the patent office denies the issuance of the patent. The capitalized software development costs have been fully amortized as of June 30, 2016. The covenant not to compete and customer list including backlog relate to assets acquired in conjunction with the purchase of Huber Precision and Fineline Molds and will be amortized over their estimated useful lives.

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

Income Taxes

We recognize deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of our assets and liabilities along with net operating losses and tax credit carryovers. Deferred tax assets at both June 30, 2016 and 2015 consisted primarily of basis differences related to research and development tax credit utilization, intangible assets, accrued expenses and inventories.

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

Concentration of Credit Risk

Financial instruments that potentially subject us to credit risk consist principally of cash and trade receivables. We place our cash with major financial institutions. At June 30, 2016 and 2015, and throughout the fiscal years then ended, we had deposits in excess of federally insured limits. Credit sales are made to original equipment manufacturers and resellers throughout the world, and sales to such customers account for a substantial portion of our trade receivables. While such receivables are not collateralized, we evaluate their collectability based on several factors including customers’ payment histories.

PRO-DEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Compensation Plans

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

Basic and Diluted Per Share Information

Basic per share amounts are computed on the basis of the weighted-average number of common shares outstanding during each period presented. Diluted per share amounts assume the exercise of all potential common stock equivalents, consisting solely of options to purchase common stock as discussed in Note 13, unless the effect of such exercise is to increase income, or decrease loss, per common share.

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

Investment in Ramsey property and related notes receivable: These investments were classified within Level 3 of the valuation hierarchy for purposes of evaluating potential impairment of these assets as of June 30, 2015. The fair value of the property and related notes receivable was based upon the valuation of third party appraisals of the land and building as well as the equipment which was security for the notes less estimates of liquidation costs.

Although the methods above may produce a fair value calculation that may not be indicative of the net realizable value or reflective of future fair values, we believe our valuation methods are appropriate.

Advertising

Advertising costs are charged to selling expense as incurred and amounted to $21,000 and $51,000 for the fiscal years ended June 30, 2016 and 2015, respectively.

PRO-DEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In April 2015, the FASB issued ASU 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” to simplify the presentation of debt issuance costs. The amendments in this accounting standard update require debt issuance costs be presented on the balance sheet as a direct reduction from the carrying amount of the related debt liability. The amendments in this accounting standard update are to be applied retrospectively and are effective for interim and annual reporting periods beginning after December 15, 2015. The adoption of this accounting standard did not have a material impact on our balance sheet.

In November 2015, the FASB issued ASU 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes” which requires all deferred tax assets and liabilities, as well as any related valuation allowance, to be classified as non-current on the balance sheet. The guidance is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years and earlier adoption is permitted. We elected early adoption during fiscal 2016 and have netted our current deferred income tax assets against our long term deferred income tax liabilities in the accompanying consolidated balance sheet.

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

Reclassifications

Certain prior period balances have been reclassified as it relates to our income tax disclosures in Note 7 to conform to the current period presentation.

3.	Business Acquisitions

  During the fiscal year ended June 30, 2015, we completed two acquisitions. On December 1, 2014, we completed the acquisition of Huber Precision (“Huber”), a manufacturer of machined parts, primarily for the oil and electronics industry. The aggregate purchase price paid was $209,000. On February 1, 2015, we completed the acquisition of Fineline Molds (“Fineline”), a manufacturer of plastic injection molds for a variety of industries. The aggregate purchase price was $757,000, of which $657,000 was paid in cash at closing and $100,000 of which is to be paid by the Company under the terms of a four-year promissory note issued to Fineline at closing, which bears interest at 4% per annum and requires sixteen equal quarterly payments of principal and accrued interest in the amount on $6,794. The note is secured by all of the assets acquired by us from Fineline and is subordinate to the security interest created by the Summit Loan (as defined and described in Note 9).

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

The acquisitions were completed to support expansion of the business and broaden the Company’s customer base. We accounted for these acquisitions as business combinations using the acquisition method of accounting. This method requires, among other things, that assets acquired and liabilities assumed in a business combination be recognized at their fair values as of the acquisition date. There were no liabilities assumed as part of either the Huber or Fineline acquisitions. Pro forma historical results of operations related to both acquisitions during the period prior to the acquisition date have not been presented because they are not material to our consolidated statements of operations. The results of operations related to the businesses acquired have been included in the Company’s consolidated statements of operations since the date of acquisition, respectively.

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

PRO-DEX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the changes in the carrying amount of the Fineline goodwill and trade name (in thousands):

	Goodwill	Trade name
Balance at July 1, 2014	$—	$—
Purchased	353	54
Balance at July 1, 2015	353	54
Impairment charge	(241)	(4)
Balance at June 30, 2016	$112	$50

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

The Company then performed Step 2 of the impairment test, and determined the implied value of Fineline goodwill was $112,000, which was less than its carrying value and, as a result, the Company recognized a non-cash, pre-tax charge of $241,000 during the fiscal year ended June 30, 2016.    Additionally, our analysis indicated that the estimated fair value of the trade name acquired was $50,000 and therefore we recognized an impairment charge of $4,000 during the fiscal year ended June 30, 2016. These impairment charges are included under the caption “Impairment of goodwill and long-lived assets” in our consolidated statements of operations. There were no impairment charges recognized during the fiscal year ended June 30, 2015.

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

5.	Composition of Certain Financial Statement Items

Inventory

Inventory is stated at the lower of cost (first-in, first-out) or market and consists of the following (in thousands):

	June 30,
	2016	2015
Raw materials /purchased components	$1,596	$2,025
Work in process	818	1,030
Sub-assemblies /finished components	1,044	1,095
Finished goods	115	160
Total inventory	$3,573	$4,310

PRO-DEX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Realized Gain on Sale of Investments

During the fiscal year ended June 30, 2015, we liquidated our investment portfolio to fund our working capital requirements, especially our inventory requirements, as we prepared to launch production of two new products. We recorded realized gains of $455,000 during fiscal 2015 upon the sale of our investments in marketable equity securities of publicly held companies. We have not purchased, held or disposed of any marketable securities during fiscal 2016.

Equipment and Leasehold Improvements

Equipment and leasehold improvements consist of the following (in thousands):

	June 30,
	2016	2015
Office furnishings and fixtures	$2,007	$2,008
Machinery and equipment	4,953	4,803
Leasehold improvements	2,094	2,086
Total	9,054	8,897
Less: Accumulated depreciation and amortization	(7,768)	(7,427)
	$1,286	$1,470

Depreciation expense for the years ended June 30, 2016 and 2015 amounted to $497,000 and $534,000, respectively.

Intangibles

Intangibles consist of the following (in thousands):

	June 30, 2016	June 30, 2015
Capitalized software development costs	$73	$73
Covenant not to compete	52	52
Trade name	50	54
Customer list and backlog	316	316
Patent-related costs	121	96
Total intangibles	$612	$591
Less accumulated amortization	(161)	(44)
	$451	$547

Amortization expense for the years ended June 30, 2016 and 2015 amounted to $117,000 and $44,000 respectively.

PRO-DEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Capitalized software development costs relate to internally developed software, which was amortized over minimum unit sales of the underlying product and has been fully amortized as of June 30, 2016. Both the covenant not to compete and the customer list and backlog relate to assets acquired in conjunction with the business acquisitions of Huber and Fineline more fully described in Note 3 above and are being amortized over various periods not to exceed ten years. The trade name relates exclusively to Fineline and has an indefinite life, subject to impairment loss consideration if certain conditions exist. Patent-related costs consist of legal fees incurred in connection with both patent applications and a patent issuance, and will be amortized over the estimated life of the product(s) that is or will be utilizing the technology, or expensed immediately in the event the patent office denies the issuance of the patent. Expected amortization expense for the next five fiscal years ending June 30, are as follows (in thousands):

Amortization Expense
Fiscal Year:
2017	$62
2018	65
2019	65
2020	60
2021	55
Thereafter	94
Total expected amortization	$401

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	June 30,
	2016	2015
Warranty	$365	$261
Payroll and related items	443	302
Accrued legal and professional fees	60	46
Accrued sales, use and excise taxes	7	36
Accrued losses on development contracts	28	385
Accrued inventory in transit	11	83
Other	83	89
	$997	$1,202

5.	Due from Factor

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

As of June 30, 2016, the total amount of receivables assigned to the Factor pursuant to the Summit Loan was $1.4 million and we bear the risk of loss in the event of non-payment by the customers. During the fiscal year ended June 30, 2016, we borrowed $1.7 million, on a revolving basis, under the Summit Loan, which amounts were paid in full by June 30, 2016. Therefore, at June 30, 2016, we had no outstanding borrowings against the Summit Loan.

6.	Warranty Accrual

Information relating to the accrual for warranty costs for the years ended June 30, 2016 and 2015 is as follows (in thousands):

	June 30,
	2016	2015
Balance at beginning of year	$261	$237
Accruals during the year	350	372
Change in estimates of prior period accruals	(154)	(208)
Warranty amortization	(92)	(140)
Balance at end of year	$365	$261

Warranty expense relating to new product sales and changes to estimates was $196,000 and $164,000, respectively, for the fiscal years ended June 30, 2016 and 2015.

PRO-DEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	Income Taxes

The provision for income tax expense (benefit) from continuing operations consists of the following amounts (in thousands):

	Years Ended June 30,
	2016	2015
Current:
Federal	$11	$—
State	14	(44)
Deferred:
Federal	—	—
State	—	—
Income tax expense (benefit)	$25	$(44)

The effective income tax rate on loss from continuing operations differs from the United States statutory income tax rates for the reasons set forth in the table below (in thousands, except percentages).

	Years Ended June 30,
	2016		2015
	Amount	Percent Pretax Income	Amount	Percent Pretax Income
Income (loss) from continuing operations before income taxes	$847	100%	$(446)	100%

Computed “expected” income tax expense (benefit) on income (loss) from continuing operations before income taxes	$288	34%	$(152)	(34%)
State tax, net of federal benefit	9	1%	(30)	(7%)
Tax incentives	(133)	(16%)	(88)	(20%)
Change in valuation allowance	(141)	(17%)	227	51%
Permanent differences	—	—	—	—
State income tax rate adjustment	—	—	—	—
Other	2	—	(1)	—
Income tax expense (benefit)	$25	2%	$(44)	(10%)

Deferred income taxes reflect the net effects of loss and credit carryforwards and temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities for federal and state income taxes are as follows (in thousands):

	June 30,
	2016	2015
Deferred tax assets:
Federal & State NOL carryforward	$1,144	$1,592
Research & other credits	1,790	1,562
Reserves and accruals	337	407
Inventory	432	457
Other intangibles	237	252
Goodwill	89	—
Other	5	34
Total gross deferred tax assets	$4,034	$4,304
Less: valuation allowance	(3,773)	(3,961)
Total deferred tax assets	261	343

PRO-DEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	June 30,
	2016	2015
Deferred tax liabilities:
Property and equipment, principally due to differing depreciation methods	$(261)	$(316)
Goodwill	—	(4)
Other intangibles	—	(1)
Other	—	(22)
Total gross deferred tax liabilities	(261)	(343)
Net deferred tax assets	$—	$—

As of June 30, 2016 we had a net operating loss carry forward in the amount of approximately $1,899,000 including $22,000 of losses which have been created from excess stock compensation deductions, portions of which begin to expire in 2033. As of June 30, 2016 we have state net operating loss carry forwards of approximately $5,876,000, which will begin to expire in 2026. Federal research and development and alternative minimum tax credit carry forwards at June 30, 2016 amount to $1,356,000, and begin to expire in 2027. State tax research credit carry forwards at June 30, 2016 amount to $870,000, the majority of which do not expire.

Significant management judgment is required in determining our provision for income taxes and the recoverability of our deferred tax asset. Such determination is based primarily on our historical taxable income, with some consideration given to our estimates of future taxable income by jurisdictions in which we operate and the period over which our deferred tax assets will be recoverable. Due to cumulative taxable losses in recent years, we have maintained a full valuation allowance against our deferred tax assets at June 30, 2016 and 2015. The valuation allowance decreased by $188,000 and increased by $451,000 during the years ended June 30, 2016 and 2015, respectively.

As of June 30, 2016, we have accrued $446,000 of unrecognized tax benefits related to federal and state income tax matters that would reduce the Company’s income tax expense if recognized. However, since we currently have a full valuation allowance against our deferred tax assets the timing of the favorable effective tax rate impact will be delayed until such time, if ever, that the valuation allowance is eliminated.

Information with respect to our accrual for unrecognized tax benefits is as follows (in thousands):

	June 30,
	2016	2015
Unrecognized tax benefits:
Beginning balance	$399	$363
Additions based on federal tax positions related to the current year	15	8
Additions based upon state tax positions related to the current year	13	15
Additions for tax positions of prior years	19	13
Reductions for tax positions of prior years	—	—
Ending balance	$446	$399

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

We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense when applicable. As of June 30, 2016, no interest or penalties applicable to our unrecognized tax benefits have been accrued since we have sufficient tax attributes available to fully offset any potential assessment of additional tax.

We are subject to U.S. federal income tax, as well as income tax of multiple state tax jurisdictions. We are currently open to audit under the statute of limitations by the Internal Revenue Service for the years ended June 30, 2013 and later.  However, because of net operating losses and research credit carryovers, substantially all of our tax years are open to audit.

PRO-DEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

During the third quarter ended March 31, 2016 we sold the Ramsey Property for an aggregate purchase price of $1,653,000, collecting $1,441,000 upon close of escrow. Additionally, during fiscal 2016 we liquidated the Riverside machine shop equipment and collected some accounts receivable of Riverside that served as Collateral in the gross amount of $529,000. Therefore, during fiscal 2016 we recorded a gain on the sale of Investment in Ramsey in the amount of $340,000, which included a final accrual in the amount of $86,000 to be released from escrow upon completion of voluntary foreclosure proceedings. Accordingly, the $86,000 remaining to be collected as of June 30, 2016, has been recorded as other current receivables in our accompanying consolidated balance sheet.

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

PRO-DEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Summit Financial Resources LP

Additionally, as discussed in Note 5, on September 9, 2015 we entered into the Summit Loan, whereby we can borrow up to $1.0 million against our eligible receivables, on a revolving basis, as defined in the loan agreement. Borrowed funds will bear interest at a rate of prime plus 2 percent, and incur an additional administrative fee of 0.7 percent on the monthly average outstanding balance. The Summit Loan has an initial period of 18 months with successive one year renewal options and requires an annual facility fee of $10,000. During the fiscal year ended June 30, 2016 we borrowed 1.7 million, on a revolving basis, under the Summit Loan, which amounts were paid in full by June 30, 2016.

Fineline Molds

As discussed in Note 3, in conjunction with our acquisition of the assets of Fineline we issued a promissory note to Fineline in the amount of $100,000 which bears interest at 4% per annum and requires sixteen equal quarterly payments of principal and accrued interest in the amount of $6,794. The note is secured by all of the assets acquired by us from Fineline and is subordinate to the security interest created by the Summit Loan. The balance owed on the note as of June 30, 2016 and June 30, 2015 was approximately $70,000 and $94,000, respectively.

10.	Commitments and Contingencies

Leases

We lease our office, production and warehouse facilities in Irvine, California and Beaverton, Oregon under agreements that expire in April 2018 and July 2017, respectively. Both leases require us to pay insurance, taxes, and other expenses related to the leased space.

Additionally, during the fiscal year ended June 30, 2015 we entered leases in conjunction with the acquisitions of Huber and Fineline, located in San Carlos, California and San Dimas, California respectively. The Huber lease expired on November 30, 2015 and all orders shipped since that date are manufactured at the Irvine facility. The Fineline lease expires on February 28, 2017. Finally, during fiscal 2015 we opened a sales office in Troy, Michigan to support our engineering services division. The lease expired on December 31, 2015 and as a result of closing down the office during fiscal 2015, we accrued for the remaining rent expense as of June 30, 2015. Rent expense in fiscal 2016 and 2015 was $561,000 and $550,000, respectively. Minimum lease payments for future fiscal years ending June 30 are as follows (in thousands):

Operating Leases
Fiscal Year:
2017	$549
2018	361
Total minimum lease payments	$910

Compensation Arrangements

Retirement Savings 401(k) Plan

The Pro-Dex, Inc. Retirement Savings 401(k) Plan (the “401(k) Plan”) is a defined contribution plan we administer that covers substantially all our employees and is subject to the provisions of the Employee Retirement Income Security Act of 1974, as amended. Employees are eligible to participate in the 401(k) Plan when they have attained 19 years of age and then can enter into the 401(k) Plan on the first day of each calendar quarter. Participants are eligible to receive non-discretionary Pro-Dex matching contributions of 25% of their contributions up to 5% of eligible compensation. For the fiscal years ended June 30, 2016 and 2015, we recognized compensation expense amounting to $68,000 and $33,000, respectively, in connection with the 401(k) Plan.

Annual Incentive Plan (“AIP”)

In September 2013, our Board approved an AIP that provides sets of incentives to achieve performance goals on an annual and a multi-year basis. Previously accrued AIP awards of $15,000 were paid to the participants during fiscal 2016. No compensation expense was accrued under the terms of the AIP in either fiscal year 2016 or 2015.

PRO-DEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Legal Matters

On August 1, 2016, we received correspondence from an attorney representing Scott Robertson, the former president of Riverside Manufacturing, Inc., claiming damages owed under claims of breach of contract, fraudulent inducement, wrongful self-help eviction among others. The letter requested a payment of $250,000 within 10 days of the date of the letter to fully settle the matter. We have made no such payment nor have we accrued any amounts owed related to this matter. On August 12, 2016, we responded to the letter indicating that we believe each and every claim has no legal merit. Additionally, on September 8, 2016, we sent a follow up correspondence asserting claims against Mr. Robertson including slander of title, fraudulent misrepresentation, conversion and theft. We have proposed a mutual release of all claims to settle this dispute and avoid potentially costly legal fees. As of the date of this filing, no litigation has commenced nor, to our knowledge, is pending. While we believe that we would prevail should this matter escalate, there can be no assurances that we will be successful should this matter be litigated.

In addition to the matter described above we are from time to time a party to various legal proceedings incidental to our business. There can be no certainty, however, that we may not ultimately incur liability or that such liability will not be material and adverse.

11.	Share-Based Compensation

Stock Option Plans

Through June 2014, we had two active stock option plans, the Second Amended and Restated 2004 Stock Option Plan (the “Employees Stock Option Plan”) and the Amended and Restated 2004 Directors Stock Option Plan (the “Directors Stock Option Plan” and, collectively with the Employees Stock Option Plan, the “Option Plans”). The Option Plans were substantially similar, providing for a strike price equal to the closing price for a share of our common stock as of the last business day immediately prior to the Grant Date, vesting periods, as determined by the Board of Directors for the Employees Stock Option Plan and six months for the Directors Stock Option Plan, and terms of up to ten years, subject to forfeit 30 days after the holder ceases to be an employee or 90 days after the holder ceases to be director, as the case may be. Aggregate share-based compensation expense under the Plans for the years ended June 30, 2016 and 2015 were $2,000 and $17,000, respectively.

In June 2014, our Board of Directors terminated the Employee Stock Option Plan, with the provision that options outstanding under the Employee Stock Option Plan will remain outstanding in accordance with their respective terms. At the date of termination, 531,381 shares were reserved for issuance under the Employee Stock Option Plan in excess of shares issuable pursuant to outstanding options, all of which shares were reallocated for issuance under the provisions of the Employee Stock Purchase Plan described below.

In September 2014, our Board approved the inclusion in our proxy statement for approval by our shareholders at the 2014 Annual Meeting of Shareholders its recommendation to terminate the Directors’ Stock Option Plan, which proposal was approved by our shareholders at the December 3, 2014 Annual Meeting. At September 30, 2014, 173,334 shares were reserved for issuance under the Directors’ Stock Option Plan, all of which shares were reallocated for issuance under the provisions of the Employee Stock Purchase Plan described below.

Stock Options

There were no stock options granted during the fiscal years ended June 30, 2016 and 2015. As of June 30, 2016, there was no unrecognized compensation cost under the Stock Option Plans as all outstanding stock options are fully vested.

PRO-DEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of stock option activity under the Option Plans for the years ended June 30, 2016 and 2015:

	Outstanding Options
	Number of Shares	Weighted-Average Exercise Price
Balance, July 1, 2014	165,002	$2.40
Options granted	—	—
Options canceled or expired	(10,001)	4.94
Options exercised	(48,333)	1.87
Balance, July 1, 2015	106,668	$2.41
Options granted	—	—
Options canceled or expired	(8,334)	(7.65)
Options exercised	(7,500)	(2.14)
Balance, June 30, 2016	90,834	$1.95
Stock Options Exercisable at June 30, 2016	90,834	$1.95

The following table summarizes information regarding options outstanding and options exercisable under the Option Plans at June 30, 2016:

	Options Outstanding & Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Avg. Remaining Contractual Life	Weighted-Avg. Exercise Price	Aggregate Intrinsic Value
$0 to 2.50	87,500	5.28	$1.86	$323,750
2.5 to 5.00	3,334	0.88	4.38	3,934
Total	90,834	5.12 years	$1.95	$327,684

Restricted Stock

The following is a summary of restricted share activity for the years ended June 30, 2016 and 2015:

	Outstanding Restricted Stock Units
	Number of Shares	Weighted-Average Stock Price On Grant Date
Balance, June 30, 2014	13,333	$1.73
Granted	—	—
Forfeited	(1,667)	1.73
Vested	(6,666)	1.73
Balance, June 30, 2015	5,000	$1.73
Granted	—	—
Forfeited	—	—
Vested	(5,000)	1.73
Balance, June 30, 2016	—	$—

PRO-DEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

During the first quarter ended September 30, 2015, 1,925 shares were purchased and allocated to employees based upon their contributions at a price of $2.34 per share, upon the completion of the first offering period. During the third quarter ended March 31, 2016, 3,671 shares were purchased and allocated to employees based upon their contributions at a price of $2.31 per share, upon the completion of the second offering period. During the fiscal year ended June 30, 2016, we recorded stock compensation expense in the amount of $2,000 relating to the ESPP.

12.	Major Customers & Suppliers

Customers that accounted for sales in excess of 10% of our total sales in either of fiscal year 2016 or 2015, is as follows (in thousands, except percentages):

	Years Ended June 30,
	2016		2015
	Amount	Percent of Total	Amount	Percent of Total
Total revenue	$20,157	100%	$13,383	100%

Customer concentration:
Customer 1	$4,999	25%	$445	3%
Customer 2	3,630	18%	6,569	49%
Customer 3	2,855	14%	21	—
Total	$11,484	57%	$7,035	52%

PRO-DEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information with respect to accounts receivable from those customers whom comprised more than 10% of our gross accounts receivable at either June 30, 2016 or June 30, 2015, is as follows (in thousands, except percentages):

	June 30, 2016		June 30, 2015
Total gross accounts receivable, including amounts due from factor	$2,908	100%	$2,362	100%

Customer concentration:
Customer 1.	$850	29%	$78	3%
Customer 2.	135	5%	711	30%
Customer 3.	573	20%	—	—
Customer 4.	230	8%	303	13%
Customer 5.	337	11%	531	22%
Total.	$2,125	73%	$1,623	68%

During fiscal 2016 and 2015, we had one supplier that accounted for 11 percent and 16 percent of total purchases, respectively. Accounts payable due to this same significant supplier represented 3 percent and 36 percent of total accounts payable as of June 30, 2016 and 2015, respectively.

13.	Net Income (Loss) Per Share

We calculate basic earnings (loss) per share by dividing net income (loss) by the weighted average number of common shares outstanding during the reporting period. Diluted earnings (loss) per share reflects the effects of potentially dilutive securities. Because we incurred a net loss for the fiscal year ended June 30, 2015, basic and diluted loss per share were the same as the inclusion of common shares of 22,607 representing potentially issuable shares under the terms of outstanding stock option grants would have had an antidilutive effect. The summary of the basic and diluted earnings per share calculations for the years ended June 30, 2016 and 2015 is as follows (in thousands, except per share data):

	Years Ended June 30,
	2016	2015
Basic:
Income (loss) from continuing operations	$822	$(402)
Weighted average shares outstanding	4,141	4,169
Basic earnings (loss) per share from continuing operations	$0.20	$(0.10)
Income from discontinued operations	$—	$37
Weighted average shares outstanding	4,141	4,169
Basic earnings per share from discontinued operations	$—	$0.01
Net income (loss)	$822	$(365)
Weighted average shares outstanding	4,141	4,169
Basic earnings (loss) per share	$0.20	$(0.09)
Diluted:
Income (loss) from continuing operations	$822	$(402)
Weighted average shares outstanding	4,141	4,169
Effect of dilutive securities – stock options	32	—
Weighted average shares used in calculation of diluted earnings per share	4,173	4,169
Diluted earnings (loss) per share from continuing operations	$0.20	$(0.10)
Income from discontinued operations	$—	$37
Weighted average shares used in calculation of diluted earnings per share	4,173	4,169
Diluted earnings per share from discontinued operations	$—	$0.01
Net income (loss)	$822	$(365)
Weighted average shares used in calculation of diluted earnings per share	4,173	4,169
Diluted earnings (loss) per share	$0.20	$(0.09)

PRO-DEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.	Common Stock

Share Repurchase Program

In September 2013, our Board approved a share repurchase program authorizing the Company to repurchase up to 750,000 shares of our common stock. In accordance with, and as part of, this share repurchase program, our Board approved, on March 22, 2016, the adoption of a prearranged share repurchase plan intended to qualify for the safe harbor under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (“10b5-1 Plan” or “Plan”). The 10b5-1 Plan became effective on March 23, 2016 and through June 30, 2016 we repurchased 99,688 shares at an aggregate cost of approximately $454,000. The 10b5-1 Plan terminated on July 6, 2016 in accordance with its provisions. Our prior 10b5-1 Plan commenced on September 24, 2014 and terminated on March 23, 2015. Through March 23, 2015, we repurchased 69,773 shares at an aggregate cost of $154,000, inclusive of fees, under the terms of the prior 10b5-1 Plan. Repurchases under both 10b5-1 Plans were administered through an independent broker.

15.	Segment Information

In fiscal 2016, the Company has four reportable segments based on its business activities and organization:

•	Pro-Dex located in Irvine, California – providing primarily medical and dental instruments using shared production and assembly machines and workforce. This segment also incorporates Huber Precision as the revenues and assets of Huber Precision are not material to the Company’s total revenues and assets. Additionally, effective November 30, 2015 the former San Carlos office of Huber Precision was closed and all orders shipped since that date are manufactured at the Irvine facility.

•	OMS located in Beaverton, Oregon – providing multi-axis motion control applications.

•	Fineline located in San Dimas, California. This business was purchased on February 1, 2015 and is a manufacturer of plastic injection molds for a variety of industries.

•	Engineering Services Division or (“ESD”). This division was launched in fiscal 2015 to provide permanent placement and contract services in the fields of engineering, manufacturing and quality to diverse businesses.

In deciding how to allocate resources and assess performance, the Company’s chief executive officer regularly evaluates the sales and operating income of these segments. Operating income is the gross margin of the segment less direct expenses of the segment. Unallocated corporate expenses include our corporate administrative cost center, which primarily includes costs associated with being a public company, as well as general and administrative expenses incurred related to our investment in the Ramsey property and related notes receivable and is a subset of total general and administrative expenses. Additionally, other costs incurred in our general and administrative expenses (“G&A”) including salaries and other personnel-related expenses for corporate, accounting, finance and human resource personnel, as well as costs for outsourced information technology services, are not allocated by segment internally and are included in Pro-Dex in the tables below. The following tables summarize segment performance for fiscal 2016 and 2015 (in thousands):

	Pro-Dex	OMS	Fineline(1)	ESD	Corporate Unallocated	Total
Fiscal 2016
Net Sales	$17,158	$969	$1,301	$730	$—	$20,158
Gross Profit	4,632	484	32	255	—	5,403
Operating Income (loss)	1,985	(282)	(415)	(70)	(692)	526
Depreciation and amortization expense	536	11	67	—	—	614
Total assets	7,414	371	660	186	2,516	11,147

(1)	The Fineline operating loss includes $245,000 related to impairment of goodwill and long-lived assets.

PRO-DEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Pro-Dex	OMS	Fineline	ESD	Corporate Unallocated	Total
Fiscal 2015
Net Sales	$11,617	$1,394	$257	$115	$—	$13,383
Gross Profit	2,653	927	44	80	—	3,704
Operating Income (loss)	75	144	(33)	(361)	(727)	(902)
Depreciation and amortization expense	536	11	31	—	—	578
Total assets	8,479	548	962	17	2,510	12,516

Revenue by geographic region, based upon the ship to address, consisted of the following (in thousands):

	Years ended June 30,
	2016	2015
Revenue by geographic region:
North America	$16,093	$6,367
Europe	3,840	6,972
Other	225	44
Total Revenue	$20,158	$13,383

16.	Subsequent Events

On July 21, 2016, we entered a master equipment lease agreement with Jules and Associates, Inc. to lease a specific machine used in our inspection process. The cost of the equipment was approximately $106,000 and the lease provides for 36 monthly payments in the amount of $3,121, as well as interim rent in the amount of $7,388. Additionally, as reported in our Current Report on Form 8-K filed with the SEC on September 12, 2016, the Company approved the adoption of a share repurchase plan intended to qualify for the safe harbor under Rule 10b5-1 under the Securities and Exchange Act of 1934 effective September 8, 2016.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer) have concluded, based on their evaluation as of June 30, 2016, that the design and operation of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) are effective at a reasonable assurance level to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, including to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Our management is responsible for establishing and maintaining adequate “internal control over financial reporting” (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of June 30, 2016.

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

During the quarter ended June 30, 2016, there were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated herein by reference to our definitive Proxy Statement, which will be filed within 120 days of June 30, 2016, and delivered to stockholders in connection with our 2016 annual meeting of shareholders.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to our definitive Proxy Statement, which will be filed within 120 days of June 30, 2016, and delivered to stockholders in connection with our 2016 annual meeting of shareholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference to our definitive Proxy Statement, which will be filed within 120 days of June 30, 2016, and delivered to stockholders in connection with our 2016 annual meeting of shareholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to our definitive Proxy Statement, which will be filed within 120 days of June 30, 2016, and delivered to stockholders in connection with our 2016 annual meeting of shareholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated herein by reference to our definitive Proxy Statement, which will be filed within 120 days of June 30, 2016, and delivered to stockholders in connection with our 2016 annual meeting of shareholders.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(3)         Exhibits

Reference is made to the Exhibit Index beginning on page 54 of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 15, 2016.

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

Signature	Title	Date

/s/ Richard L. Van Kirk	President, Chief Executive Officer, and	September 15, 2016
Richard L. Van Kirk	Director (Principal Executive Officer)

/s/ Nicholas J. Swenson	Chairman of the Board, Director	September 15, 2016
Nicholas J. Swenson

/s/ Raymond E. Cabillot	Director	September 15, 2016
Raymond E. Cabillot

/s/ William J. Farrell III	Director	September 15, 2016
William J. Farrell III

/s/ David C. Hovda	Director	September 15, 2016
David C. Hovda

INDEX TO EXHIBITS

Exhibit No.	Description

3.1	Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K filed April 23, 2007).

3.2	Articles of Amendment to Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K filed December 5, 2007).

3.3	Articles of Amendment to Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K filed June 18, 2010).

3.4	Amended and Restated Bylaws, dated January 31, 2011 (incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K filed February 4, 2011)

10.1*	Second Amended and Restated 2004 Stock Option Plan (incorporated herein by reference to Exhibit 4.1 to the Company’s Form S-8 filed February 15, 2012).

10.2*	Amended and Restated 2004 Directors Stock Option Plan (incorporated herein by reference to Exhibit 4.2 to the Company’s Form S-8 filed February 15, 2012).

10.3*	Form of Indemnification Agreement for directors and certain officers (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed October 29, 2008).

10.4	Lease agreement with Irvine Business Properties, dated August 3, 2007 (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed August 23, 2007).

10.5*	Annual Incentive Plan for the Senior Management (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed July 16, 2010).

10.6	First Amendment To Lease – July 2013 by and between Irvine Business Properties and Pro-Dex, Inc., dated effective July 1, 2013 (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed July 17, 2013).

10.7	Asset Purchase Agreement dated June 20, 2014 by and between Pro-Dex, Inc. and Hans Huber, sole proprietor of Huber Precision (incorporated herein by reference to Exhibit 10.38 to the Company’s Form 10-K filed September 18, 2014)

10.8	Amendment #1 to Asset Purchase Agreement dated August 4, 2014 by and between Pro-Dex, Inc. and Hans Huber, sole proprietor of Huber Precision (incorporated herein by reference to Exhibit 10.39 to the Company’s Form 10-K filed September 18, 2014)

10.9	Amendment #2 to Asset Purchase Agreement dated September 6, 2014 by and between Pro-Dex, Inc. and Hans Huber, sole proprietor of Huber Precision (incorporated herein by reference to Exhibit 10.40 to the Company’s Form 10-K filed September 18, 2014)

10.10	Loan Purchase and Sale Agreement, dated November 21,2014, among the Bank, Pro-Dex Sunfish Lake, LLC, Heron Enterprises, LLC and Scott Robertson (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed November 28, 2014)

10.11	Promissory Notes, as of various dates issued by Riverside Manufacturing, Inc. in favor of the Bank (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed November 28, 2014)

10.12	Promissory Notes, as of various dates issued by Sheldon A. Mayer, LLC in favor of the Bank (incorporated herein by reference to Exhibit 10.3 to the Company’s Form 8-K filed November 28, 2014)

10.13	Debt Purchase Agreement, dated November 21, 2014, among Pro-Dex Sunfish Lake, LLC, Heron Enterprises, LLC and Scott C. Robertson (incorporated herein by reference to Exhibit 10.4 to the Company’s Form 8-K filed November 28, 2014)

10.14	Promissory Note, dated September 20, 2013, issued by Riverside Manufacturing, Inc. in favor of Heron Enterprises, LLC (incorporated herein by reference to Exhibit 10.5 to the Company’s Form 8-K filed November 28, 2014)

10.15	Combination Amended and Restated Convertible Promissory Note, dated August 15, 2012 issued by Riverside Manufacturing Inc. in favor of Heron Enterprises, LLC (incorporated herein by reference to Exhibit 10.6 to the Company’s Form 8-K filed November 28, 2014)

10.16	Employment Agreement, dated November 21, 2014, between Pro-Dex Riverside, LLC and Scott C. Robertson (incorporated herein by reference to Exhibit 10.7 to the Company’s Form 8-K filed November 28, 2014)

10.17

Amendment #3 to Asset Purchase Agreement dated November 28, 2014 by and between Pro-Dex, Inc. and Hans Huber, sole proprietor of Huber Precision (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed December 4, 2014)

10.18

Asset Purchase Agreement dated December 8, 2014 by and between Pro-Dex, Inc., Fineline Molds and the shareholders of Fineline Molds (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed December 11, 2014)

10.19*	Separation Agreement and General Release of All Claims entered into between Pro-Dex, Inc. and Harold. A. Hurwitz, dated February 12, 2015 (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed February 17, 2015)

10.20

Heron Forbearance Agreement, effective February 3, 2015, by and between Riverside Manufacturing, Inc. and Pro-Dex Sunfish Lake, LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed March 9, 2015)

10.21

Riverside Forbearance Agreement, effective February 3, 2015, by and between Riverside Manufacturing, Inc. and Pro-Dex Sunfish Lake, LLC (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed March 9, 2015)

10.22

Revolving Loan Agreement, effective February 3, 2015, by and between Riverside Manufacturing, Inc. and Pro-Dex Sunfish Lake, LLC (incorporated herein by reference to Exhibit 10.3 to the Company’s Form 8-K filed March 9, 2015)

10.23

First Amendment to Employment Agreement, effective February 4, 2015, by and between Pro-Dex Riverside, LLC and Scott C. Robertson (incorporated herein by reference to Exhibit 10.4 to the Company’s Form 8-K filed March 9, 2015)

10.24

Deed and Settlement Agreement, dated May 7, 2015, by and among Sheldon A. Mayer, LLC, Sheldon A. Mayer and Pro-Dex Sunfish Lake, LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed May 13, 2015)

10.25*	Pro-Dex, Inc. Amended and Restated Employee Severance Policy effective as of September 16, 2014 (incorporated herein by reference to Exhibit 10.5 to the Company’s Form 10-Q filed May 14, 2015)

10.26	Loan and Security Agreement, dated September 9, 2015, between Summit Financial Resources, L.P. and Pro-Dex, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on September 14, 2015)

10.27	Intercreditor Agreement, dated September 9, 2015, among Summit Financial Resources, L.P., Fineline Molds and Pro-Dex, Inc. (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed on September 14, 2015)

10.28	Promissory Note, dated September 8, 2015, made by Pro-Dex Sunfish Lake, LLC in favor of Fortitude Income Funds, LLC (incorporated herein by reference to Exhibit 10.3 to the Company’s Form 8-K filed on September 14 ,2015)

10.29	Combination Mortgage, Security Agreement and Fixture Financing Statement, dated September 8, 2015, made by Pro-Dex Sunfish Lake, LLC in favor of Fortitude Income Funds, LLC (incorporated herein by reference to Exhibit 10.4 to the Company’s Form 8-K filed on September 14 ,2015)

10.30	Assignment of Leases and Rents, dated September 8, 2015, made by Pro-Dex Sunfish Lake, LLC favor of Fortitude Income Funds, LLC (incorporated herein by reference to Exhibit 10.5 to the Company’s Form 8-K filed on September 14, 2015)

10.31	Revolving Loan Agreement Modification Agreement, effective June 11, 2015, by and between Riverside Manufacturing, Inc. and Pro-Dex Sunfish Lake, LLC (incorporated herein by reference to Exhibit 10.42 to the Company’s Form 10-K filed on September 17, 2015)

10.32	Receipt for Earnest Money Deposit and Real Estate Purchase Contract, including Addendum to Real Estate Purchase Contract, dated January 6, 2016, by and between MO Real Estate, LLC and Pro-Dex Sunfish Lake, LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on January 8, 2016)

10.33	Amendment to Real Estate Purchase Contract, dated February 19, 2016, by and between MO Real Estate, LLC and Pro-Dex Sunfish Lake, LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on February 25, 2016)

21.1 Ω	List of Subsidiaries

23 Ω	Consent of Independent Registered Public Accounting Firm.

31.1 Ω	Certification of the Chief Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Ω	Certification of the Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 Ω	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF**	XBRL Extension Definition Linkbase Document

Ω	Filed herewith.
*	Denotes management contract or compensatory arrangement.
**	Pursuant to applicable securities laws and regulations, the Company is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Company has made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.