Form 10-Q
period 2016-09-30
PRO DEX INC
filed 2016-11-10
CIK 788920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

SEPTEMBER 30, 2016

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

Yes ☐  No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock outstanding as of the latest practicable date: 4,063,837 shares of common stock, no par value, as of November 4, 2016.

PRO-DEX, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2016

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PRO-DEX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share amounts)

	September 30, 2016	June 30, 2016
ASSETS
Current Assets:
Cash and cash equivalents	$2,168	$2,294
Accounts receivable, net of allowance for doubtful accounts of $15 and $20, respectively	1,542	1,469
Due from factor	2,119	1,419
Deferred costs	493	238
Other current receivables	19	91
Inventory	3,370	3,573
Prepaid expenses	107	134
Total current assets	9,818	9,218
Equipment and leasehold improvements, net	1,583	1,286
Goodwill	112	112
Intangibles, net	336	451
Other assets	80	80
Total assets	$11,929	$11,147

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,184	$841
Accrued expenses	1,094	1,076
Deferred revenue	319	212
Notes payable	26	26
Income taxes payable	—	1
Capital lease obligations	30	—
Total current liabilities	2,653	2,156
Deferred rent, net of current portion	45	68
Notes and capital leases payable, net of current portion	105	46
Total non-current liabilities	150	114
Total liabilities	2,803	2,270

Shareholders’ equity:
Common shares; no par value; 50,000,000 shares authorized; 4,063,837 and 4,052,987 shares issued and outstanding at September 30, 2016 and June 30, 2016, respectively	17,951	17,988
Accumulated deficit	(8,825)	(9,111)
Total shareholders’ equity	9,126	8,877
Total liabilities and shareholders’ equity	$11,929	$11,147

The accompanying notes are an integral part of these condensed consolidated financial statements.

PRO-DEX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended September 30,
	2016	2015

Net sales	$5,412	$4,097
Cost of sales	3,804	3,039
Gross profit	1,608	1,058

Operating expenses:
Selling expenses	162	214
General and administrative expenses	564	534
Impairment of intangible assets	113	—
Research and development costs	476	429
Total operating expenses	1,315	1,177
Operating income (loss)	293	(119)
Other income (expense):
Interest and miscellaneous income	3	—
Interest expense	(3)	(6)
Total other income (expense)	—	(6)

Income (loss) before income taxes	293	(125)
Provision for income taxes	7	—
Net income (loss)	$286	$(125)

Basic and diluted income (loss) per share:
Net income (loss)	$0.07	$(0.03)

Weighted average common shares outstanding:
Basic	4,062,475	4,140,751
Diluted	4,103,459	4,140,751
Common shares outstanding	4,063,837	4,141,504

The accompanying notes are an integral part of these condensed consolidated financial statements.

PRO-DEX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$286	$(125)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	139	169
Share-based compensation	2	3
Impairment of intangible assets	113	—
Gain on disposal of equipment	(3)	—
Allowance for doubtful accounts	(5)	4
Changes in operating assets and liabilities:
Accounts receivable, due from factor and other receivables	(696)	118
Deferred costs	(255)	(241)
Inventory	203	59
Prepaid expenses and other assets	27	(36)
Accounts payable, accrued expenses and deferred rent	338	(618)
Deferred revenue	107	26
Income taxes payable	(1)	—
Net cash provided by (used in) operating activities	255	(641)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment	(316)	—
Increase in notes receivable	—	(57)
Increase in intangibles	(13)	(1)
Proceeds from disposal of equipment	3	—
Net cash used in investing activities	(326)	(58)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on capital lease and notes payable	(16)	(9)
Borrowings from Summit Loan	400	300
Repayments on Summit Loan	(400)	(300)
Proceeds from note payable	—	500
Proceeds from ESPP Contributions	10	4
Repurchases of common stock	(49)	—
Net cash provided by (used in) financing activities	(55)	495

Net decrease in cash and cash equivalents	(126)	(204)
Cash and cash equivalents, beginning of period	2,294	697
Cash and cash equivalents, end of period	$2,168	$493

The accompanying notes are an integral part of these condensed consolidated financial statements.

PRO-DEX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

(Unaudited)

(In thousands)

	Three Months Ended September 30,
	2016	2015
Supplemental disclosures of cash flow information:

Noncash investing and financing activity:
Capital lease for the acquisition of equipment	$105	$—
Value of shares surrendered in connection with a stock option exercise	$45	$—
Cash paid during the period for:
Interest	$3	$2
Income taxes	$19	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

PRO-DEX, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Pro-Dex, Inc. (“we”, “us”, “our”, “Pro-Dex” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-K. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements presented in our Annual Report on Form 10-K for the fiscal year ended June 30, 2016. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results of operations for such interim periods are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended June 30, 2016.

Recent Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers,” which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. ASU 2014-09 requires an entity to recognize revenue depicting the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires enhanced revenue related disclosures. Subsequently, the FASB has issued the following standards related to ASU 2014-09: ASU 2016-08, Revenue from Contracts with Customers (Topic 606): “Principal versus Agent Considerations”; ASU 2016-10, Revenue from Contracts with Customers (Topic 606): “Identifying Performance Obligations and Licensing”; and ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): “Narrow-Scope Improvements and Practical Expedients”. In July 2015, the FASB deferred the effective date to fiscal years beginning after December 15, 2018 and early adoption of the standard is permitted, but not before the original effective date of December 15, 2017. This update permits the use of either the retrospective or cumulative effect transition method. We are currently evaluating the guidance, including which transition approach will be applied and the estimated impact it will have on our consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU 2016-02, (Topic 842) “Leases”. The objective of this update is to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those annual periods and is to be applied utilizing a modified retrospective approach. We are currently evaluating the new guidance to determine the impact it may have on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation (Topic 718) “Improvements to Employee Share-Based Payment Accounting”. This update simplifies the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. This ASU is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted. Based on the fact that all of our issued and outstanding options are fully vested, this guidance will impact our accounting based upon future grants of stock based awards, if any.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230), “Classification of Certain Cash Receipts and Cash Payments”. This update provides guidance on eight specific cash flow issues: (1) debt prepayment or debt extinguishment costs; (2) settlement of zero-coupon bonds; (3) contingent consideration payments made after a business combination; (4) proceeds from the settlement of insurance claims; (5) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies; (6) distributions received from equity method investees; (7) beneficial interests in securitization transactions; and (8) separately identifiable cash flows and application of the predominance principle. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted. We do not expect the application of this guidance to have a material impact on our consolidated financial statements.

PRO-DEX, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Reclassifications

The short-term portion of deferred rent, in the amount of $79,000 as of June 30, 2016, has been reclassified to accrued liabilities to conform to the current period presentation. This reclassification had no impact on our condensed consolidated statement of operations.

NOTE 2. DESCRIPTION OF BUSINESS

We specialize in the design and manufacture of powered surgical and dental instruments and multi-axis motion control systems, and serve such markets as medical, research and industrial. Pro-Dex’s products are found in hospitals, dental offices, medical engineering labs, scientific research facilities and high tech manufacturing operations around the world.

During fiscal 2015 we acquired Fineline Molds (“Fineline”) and Huber Precision (“Huber”), businesses that manufacture plastic injection molds and machined parts, respectively, for a wide variety of industries. We also provide engineering consulting and placement services, as well as quality and regulatory consulting services through our Engineering Services Division.

NOTE 3. COMPOSITION OF CERTAIN FINANCIAL STATEMENT ITEMS

Inventory

Inventory is stated at the lower of cost (first-in, first-out) or market and consists of the following (in thousands):

	September 30, 2016	June 30, 2016
Raw materials /purchased components	$1,378	$1,596
Work in process	972	818
Sub-assemblies /finished components	888	1,044
Finished goods	132	115
Total inventory	$3,370	$3,573

PRO-DEX, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Intangibles

Intangibles consist of the following (in thousands):

	September 30, 2016	June 30, 2016
Capitalized software development costs	$—	$73
Covenant not to compete	52	52
Trade name	50	50
Customer list and backlog	191	316
Patent-related costs	133	121
Total intangibles	$426	$612
Less accumulated amortization	(90)	(161)
	$336	$451

Capitalized software development costs relate to internally developed software, which was fully amortized during last fiscal year and both the software development costs and corresponding accumulated amortization were offset during the first quarter of fiscal 2017. Both the covenant not to compete and the customer list and backlog relate to assets acquired in conjunction with the business acquisitions described in Note 2 above and are being amortized over various periods not to exceed ten years. During the first quarter of fiscal 2017, we recognized an impairment charge for the remaining un-amortized customer list related to the Huber business in the amount of $113,000, as we do not expect there to be any significant future cash flows resulting from these customer relationships. The trade name relates exclusively to Fineline and has an indefinite life, subject to impairment loss assessment annually, or more frequently if certain conditions exist. Patent-related costs consist of legal fees incurred in connection with both patent applications and a patent issuance, and will be amortized over the estimated life of the product(s) that is or will be utilizing the technology, or expensed immediately in the event the patent office denies the issuance of the patent.

NOTE 4. DUE FROM FACTOR

On September 9, 2015, we entered a Loan and Security Agreement (the “Summit Loan”) with Summit Financial Resources LP (the “Factor”) whereby we can borrow up to $1.0 million against our eligible receivables, on a revolving basis, as defined in the agreement. Borrowed funds will bear interest at a rate of prime plus 2 percent, and incur an additional administrative fee of 0.7 percent on the monthly average outstanding balance. The Summit Loan has an initial period of 18 months with successive one year renewal options and requires an annual facility fee of $10,000.

As of September 30, 2016, the total amount of receivables that have been assigned to the Factor pursuant to the Summit Loan is $2.1 million and we bear the risk of loss in the event of non-payment by the customers. During the three months ended September 30, 2016, we borrowed $400,000 under the Summit Loan, which amount was paid in full by September 30, 2016. Therefore, at September 30, 2016, we had no outstanding borrowings against the Summit Loan.

NOTE 5. WARRANTY

The warranty accrual is based on historical costs of warranty repairs and expected future identifiable warranty expenses, and is included in accrued expenses in the accompanying consolidated balance sheets. As of September 30, 2016 and June 30, 2016, the warranty reserve amounted to $349,000 and $365,000, respectively. Warranty expenses are included in cost of sales in the accompanying consolidated statements of operations. Changes in estimates to previously established warranty accruals result from current period updates to assumptions regarding repair costs and warranty return rates, and are included in current period warranty expense.

PRO-DEX, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Information regarding the accrual for warranty costs for the three months ended September 30, 2016 and 2015 are as follows (in thousands):

	As of and for the Three Months Ended September 30,
	2016	2015
Beginning balance	$365	$261
Accruals during the period	101	95
Changes in estimates of prior period warranty accruals	(44)	9
Warranty amortization	(73)	(53)
Ending balance	$349	$312

NOTE 6. NET INCOME (LOSS) PER SHARE

The Company calculates basic net income (loss) per share by dividing net income (loss) by the weighted-average number of common shares outstanding during the reporting period. Diluted income (loss) per share reflects the effects of potentially dilutive securities, which consist entirely of outstanding stock options.

Potential common shares of 18,622 have been excluded from diluted weighted average common shares for the three months ended September 30, 2015 as the effect would have been anti-dilutive. The following table presents reconciliations of the numerators and denominators of the basic and diluted income (loss) per share computations. In the tables below, income (loss) amounts represent the numerator, and share amounts represent the denominator (in thousands, except per share amounts):

	Three Months Ended September 30,
	2016	2015
Basic:
Net income (loss)	$286	$(125)
Weighted average shares outstanding	4,062	4,141
Basic earnings (loss) per share from continuing operations	$0.07	$(0.03)
Diluted:
Net income (loss)	$286	$(125)
Weighted average shares outstanding	4,062	4,141
Effect of dilutive securities – stock options	41	—
Weighted average shares used in calculation of diluted earnings per share	4,103	4,141
Diluted earnings (loss) per share	$0.07	$(0.03)

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

PRO-DEX, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Significant management judgment is required in determining our provision for income taxes and the recoverability of our deferred tax assets. Such determination is based primarily on our historical taxable income or loss, with some consideration given to our estimates of future taxable income or loss by jurisdictions in which we operate and the period over which our deferred tax assets would be recoverable. Due to cumulative taxable losses from continuing operations during the past three years, we maintained a valuation allowance of $3.7 million against our deferred tax assets as of September 30, 2016. Our valuation allowance may be released during the current fiscal year, as we expect to have future taxable income during the remainder of the current fiscal year in amounts sufficient enough to create cumulative income over a three year look back, coupled with projections of future taxable income, however, there can be no assurance that this will occur.

As of September 30, 2016, we have accrued $454,000 of unrecognized tax benefits related to federal and state income tax matters. None of this balance is expected to reduce the Company’s income tax expense if recognized.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at July 1, 2016	$446
Additions based on tax positions related to the current year	8
Balance at September 30, 2016	$454

We recognize accrued interest and penalties related to unrecognized tax benefits when applicable. As of September 30, 2016 and June 30, 2016, no interest or penalties applicable to our unrecognized tax benefits have been accrued since we have sufficient tax attributes available to fully offset any potential assessment of additional tax.

The Company and its subsidiaries are subject to U.S. federal income tax, as well as income tax of multiple state tax jurisdictions. We are currently open to audit under the statute of limitations by the Internal Revenue Service for the years ended June 30, 2013 and later. Our state income tax returns are open to audit under the statute of limitations for the years ended June 30, 2012 and later. However, because of net operating losses and research credit carryovers, substantially all of our tax years are subject to audit. We do not anticipate a significant change to the total amount of unrecognized tax benefits within the next 12 months.

NOTE 8. SHARE-BASED COMPENSATION

Through June 2014 we had two equity compensation plans, the Second Amended and Restated 2004 Stock Option Plan (the “Employee Stock Option Plan”) and the Amended and Restated 2004 Directors’ Stock Option Plan (the “Directors’ Stock Option Plan”) (collectively, the “Stock Option Plans”). The Stock Option Plans were substantially similar, providing for a strike price equal to the closing price for a share of our common stock as of the last business day immediately prior to the grant date, vesting periods as determined by the Board for the Employee Stock Option Plan and six months for the Directors’ Stock Option Plan, and terms of up to ten years, subject to forfeit 30 days after the holder ceases to be an employee or 90 days after the holder ceases to be a director, as the case may be. Share-based compensation expense under the Stock Option Plans for the three months ended September 30, 2016 and 2015 was $0 and $2,000, respectively.

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

Stock Options

There were no stock options granted during the three months ended September 30, 2016 and 2015. As of September 30, 2016, there was no unrecognized compensation cost under the Stock Option Plans as all outstanding stock options are fully vested. Following is a summary of stock option activity for the three months ended September 30, 2016 and 2015:

	2016		2015
	Number of Shares	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Exercise Price
Outstanding at beginning of period	90,834	$1.95	106,668	$2.41
Options granted	—	—	—	—
Options exercised	(25,000)	(1.79)	—	—
Options canceled or expired	—	—	—	—
Outstanding at end of period	65,834	$2.01	106,668	$2.41
Stock Options Exercisable at September 30,	65,834	$2.01	106,668	$2.41

Following is a summary of information regarding options outstanding and exercisable at September 30, 2016:

	Options Outstanding & Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Avg. Remaining Contractual Life in Years	Weighted- Avg. Exercise Price	Aggregate. Intrinsic Value
$0 to 2.50	62,500	4.98	$1.88	$168,500
2.5 to 5.00	3,334	0.63	4.38	$667
Total	65,834	4.76	$2.01	$169,167

Employee Stock Purchase Plan

Also in September 2014, our Board approved the establishment of an Employee Stock Purchase Plan (the “ESPP”), which was similarly approved by our shareholders at the December 3, 2014 Annual Meeting. The ESPP conforms to the provisions of Section 423 of the Internal Revenue Code, has coterminous offering and purchase periods of six months, and bases the pricing to purchase shares of our common stock on a formula so as to result in a per share purchase price that approximates a 15% discount from the market price of a share of our common stock at the end of the purchase period. The Board of Directors also approved the provision that shares formerly reserved for issuance under the Stock Option Plans in excess of shares issuable pursuant to outstanding options, aggregating 704,715 shares, be reserved for issuance pursuant to the ESPP. During the first quarter ended September 30, 2016 and 2015, 2,056 and 1,925 shares were purchased, respectively, and allocated to employees based upon their contributions at prices of $4.91 and $2.34, respectively, per share. On a cumulative basis, since the inception of the ESPP plan, employees have purchased a total of 7,652 shares. During the three months ended September 30, 2016 and 2015, we recorded stock compensation expense in the amount of $2,000 and $1,000, respectively, relating to the ESPP.

PRO-DEX, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 9. MAJOR CUSTOMERS & SUPPLIERS

Information with respect to customers that accounted for sales in excess of 10% of our total sales in either of the three-month periods ended September 30, 2016 and 2015, is as follows (in thousands, except percentages):

	Three Months Ended September 30,
	2016		2015
	Amount	Percent of Total	Amount	Percent of Total

Total revenue	$5,412	100%	$4,097	100%

Customer concentration:
Customer 1	$2,161	40%	$1,110	27%
Customer 2	421	8%	603	15%
Customer 3	344	6%	548	13%
Customer 4	608	11%	626	15%
Total	$3,534	65%	$2,887	70%

Information with respect to accounts receivable from those customers whom comprised more than 10 % of our gross accounts receivable at either September 30, 2016 and June 30, 2016, is as follows (in thousands, except percentages):

	September 30, 2016		June 30, 2016
Total gross accounts receivable, including amounts due from factor	$3,676	100%	$2,908	100%

Customer concentration:
Customer 1	$1,556	42%	$850	29%
Customer 2	227	6%	337	11%
Customer 4	397	11%	135	5%
Customer 5	502	14%	573	20%
Total	$2,682	73%	$1,895	65%

We had one different supplier during each of the three months ended September 30, 2016 and 2015 that accounted for 16% and 17% of total purchases, respectively. Amounts owed to the fiscal 2017 significant supplier represented 17% of total accounts payable as of September 30, 2016.

NOTE 10. NOTES PAYABLE AND FINANCING TRANSACTIONS

Summit Financial Resources LP

As discussed in Note 4, on September 9, 2015 we entered into the Summit Loan, whereby we can borrow up to $1.0 million against our eligible receivables, on a revolving basis, as defined in the agreement. Borrowed funds will bear interest at a rate of prime plus 2 percent, and incur an additional administrative fee of 0.7 percent on the monthly average outstanding balance. The Summit Loan has an initial period of 18 months with successive one year renewal options and requires an annual facility fee of $10,000. During the three months ended September 30, 2016 we borrowed $400,000 under the Summit Loan, which amount was paid in full by September 30, 2016.

PRO-DEX, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Jules & Associates

On July 21, 2016, we entered a master equipment lease agreement with Jules and Associates, Inc. to lease a specific machine used in our inspection process. The cost of the equipment was approximately $106,000 and the lease provides for 36 monthly payments in the amount of $3,121, as well as interim rent in the amount of $7,388. The lease was subsequently assigned to Hitachi Capital America Corporation. The balance owed on the lease as of September 30, 2016 is approximately $96,000.

Fineline Molds

In conjunction with our acquisition of Fineline, we issued a promissory note to Fineline in the amount of $100,000 which bears interest at 4% per annum and requires sixteen equal quarterly payments of principal and accrued interest in the amount of $6,794. The note is secured by all of the assets acquired by us from Fineline and is subordinate to the security interest created by the Summit Loan. The balance owed on the note as of September 30, 2016 is approximately $64,000.

Fortitude Income Funds

The Company borrowed $500,000 from Fortitude Income Funds, LLC under a promissory note dated September 8, 2015. The loan bore interest at 12 percent per annum, contained a loan origination fee of $15,000 plus expenses, and required monthly interest only payments until its maturity originally scheduled on March 15, 2016. The loan was repaid in full on February 22, 2016.

NOTE 11. SHARE REPURCHASE PROGRAM

In September, 2013 our Board approved a share repurchase program authorizing the Company to repurchase up to 750,000 shares of our common stock. In accordance with, and as part of this share repurchase program, our Board approved, on March 22, 2016, the adoption of second prearranged share repurchase plan intended to qualify for the safe harbor Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (“10b5-1 Plan” or “Plan”). The Plan became effective on March 23, 2016 and terminated on July 6, 2016 in accordance with its provisions. During the quarter ended September 30, 2016, we repurchased 9,107 shares at an aggregate cost of $49,000, inclusive of fees. On a cumulative basis we have repurchased a total of 178,568 shares at an aggregate cost of $658,000. All repurchases under all 10b5-1 Plans were administered through an independent broker.

NOTE 12. SEGMENT INFORMATION

The Company has four reportable segments based on its current business activities and organization:

•	Pro-Dex located in Irvine, California – providing primarily medical and dental instruments using shared production and assembly machines and workforce. This segment also incorporates Huber as the revenues and assets of Huber are not material to the Company’s total revenues and assets. Additionally, effective November 30, 2015 the former San Carlos office of Huber was closed and all orders shipped since that date are manufactured at the Irvine facility.

•	OMS located in Beaverton, Oregon – providing multi-axis motion control applications.

•	Fineline located in San Dimas, California. This business was purchased on February 1, 2015 and is a manufacturer of plastic injection molds for a variety of industries.

PRO-DEX, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

•	Engineering Services Division or (“ESD”). This division was launched in fiscal 2015 to provide permanent placement and contract services in the fields of engineering, manufacturing and quality to diverse businesses.

In deciding how to allocate resources and assess performance, the Company’s chief executive officer regularly evaluates the sales and operating income of these segments. Operating income is the gross margin of the segment less direct expenses of the segment. Unallocated corporate expenses include our corporate administrative cost center, which primarily includes costs associated with being a public company, and is a subset of total general and administrative expenses. Additionally, other costs incurred in our general and administrative expenses (“G&A”) including salaries and other personnel-related expenses for corporate, accounting, finance and human resource personnel, as well as costs for outsourced information technology services, are not allocated by segment internally and are included in Pro-Dex in the tables below. The following tables summarize segment performance for the first quarter of fiscal 2017 and 2016 (in thousands):

	Pro-Dex	OMS	Fineline	ESD	Corporate Unallocated	Total
Three months ended September 30, 2016
Net Sales	$4,612	$283	$278	$239	$—	$5,412
Gross Profit	1,303	184	50	71	—	1,608
Operating Income (loss)	492	(1)	21	1	(220)	293
Depreciation and amortization expense	121	3	15	—	—	139

	Pro-Dex	OMS	Fineline	ESD	Corporate Unallocated	Total
Three months ended September 30, 2015
Net Sales	$3,421	$304	$263	$109	$—	$4,097
Gross Profit	810	154	26	68	—	1,058
Operating Income (loss)	219	(54)	(28)	(24)	(232)	(119)
Depreciation and amortization expense	148	3	18	—	—	169

NOTE 13. COMMITMENTS AND CONTINGENCIES

Legal Matters

On August 1, 2016, we received correspondence from an attorney representing Scott Robertson, the former president of Riverside Manufacturing, Inc., claiming damages owed under claims of breach of contract, fraudulent inducement, wrongful self-help eviction among others. The letter requested a payment of $250,000 within 10 days of the date of the letter to fully settle the matter. We have made no such payment nor have we accrued any amounts related to this matter. On August 12, 2016, we responded to the letter indicating that we believe each and every claim has no legal merit. Additionally, on September 8, 2016, we sent a follow up correspondence asserting claims against Mr. Robertson including slander of title, fraudulent misrepresentation, conversion and theft. In October, 2016 both parties filed a lawsuit against one another asserting the aforementioned claims. While we believe that we will prevail should this matter go to trial, there can be no assurances that we will be successful should this matter be litigated.

PRO-DEX, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

COMPANY OVERVIEW

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of the results of operations and financial condition of Pro-Dex, Inc. (“Company”, “Pro-Dex”, “we”, “our” or “us”) for the three-month periods ended September 30, 2016 and 2015. This discussion should be read in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this report. This report contains certain forward-looking statements and information. The cautionary statements included herein should be read as being applicable to all related forward-looking statements wherever they may appear. Our actual future results could differ materially from those discussed herein.

Except for the historical information contained herein, the matters discussed in this report, including, but not limited to, discussions of our product development plans, business strategies, strategic opportunities and market factors influencing our results, are forward-looking statements that involve certain risks and uncertainties. Actual results may differ from those anticipated by us as a result of various factors, both foreseen and unforeseen, including, but not limited to, our ability to continue to develop new products and increase sales in markets characterized by rapid technological evolution, consolidation within our target marketplace and among our competitors, competition from larger, better capitalized competitors, and our ability to realize returns on opportunities. Many other economic, competitive, governmental and technological factors could impact our ability to achieve our goals. You are urged to review the risks, uncertainties and other cautionary language described in this report, as well as in our other public disclosures and reports filed with the Securities and Exchange Commission (“SEC”) from time to time, including, but not limited to, the risks, uncertainties and other cautionary language discussed in our Annual Report on Form 10-K for our fiscal year ended June 30, 2016.

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

Basis of Presentation

The condensed consolidated results of operation presented in this report are not audited and those results are not necessarily indicative of the results to be expected for the entirety of the fiscal year ending June 30, 2017 or any other interim period during such fiscal year. Our fiscal year ends on June 30 and our fiscal quarters end on September 30, December 31, and March 31. Unless otherwise stated, all dates refer to our fiscal year and those fiscal quarters.

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used or changes in the accounting estimate that are reasonably likely to occur could materially change the financial statements. Management believes that there have been no significant changes during the three months ended September 30, 2016 to the items that we disclosed as our critical accounting policies in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended June 30, 2016.

Business Strategy and Future Plans

Our business today is almost entirely driven by sales of our medical products. In the third quarter of fiscal 2015 we began shipments related to a customer’s unique surgical handpiece designed for use in orthopedic surgery applications. This customer has provided us with purchase orders for delivery of this product through the end of calendar 2017 and additionally has provided us with a separate purchase commitment for orders throughout calendar 2018. In the fourth quarter of fiscal 2015 and the second quarter of 2016 we completed the design of two distinct CMF surgical drivers for two different customers. Sales of these devices are expected to last for five to seven years based upon the term of each underlying supply agreement and both agreements allow for automatic renewals of one to two years. We continue to focus a significant percentage of our time and resources on providing outstanding products and service to our valued principal customers. Additionally, we are currently undertaking cost reduction analysis relating to our newest products, because they have a lower product margin than our legacy products. During fiscal 2016 we implemented a second-shift for production which is currently running at approximately 20% capacity. We believe that we can expand our capacity by adding work force to our second shift and may eventually consider a third-shift for production if needed.

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

In summary, our current objectives are focused primarily on maintaining our relationships with our current medical device customers, completing cost-reductions relating to our newest products, completing our ongoing development projects, and continuing to promote active product development proposals to new and existing customers for both orthopedic shavers and screw drivers for a multitude of surgical applications while monitoring closely the progress of all these individual endeavors. However, there can be no assurance that we will be successful in any of these objectives.

Results of Operations

The following tables set forth results from continuing operations for the three months ended September 30, 2016 and 2015:

	Three Months Ended September 30,
	2016		2015
	Dollars in thousands
		% of Net Sales		% of Net Sales
Net sales	$5,412	100%	$4,097	100%
Cost of sales	3,804	70%	3,039	74%
Gross profit	1,608	30%	1,058	26%
Selling expenses	162	3%	214	5%
General and administrative expenses	564	10%	535	13%
Impairment of intangible assets	113	2%	—	—
Research and development costs	476	9%	428	11%
	1,315	24%	1,177	29%
Operating income (loss)	293	5%	(119)	(3%)
Other income (expense), net	—	—	(6)	—
Income (loss) from operations before income taxes	293	5%	(125)	(3%)
Provision (benefit) for income taxes	7	—	—	—
Net income (loss)	$286	5%	$(125)	(3%)

Revenue

The majority of our revenue is derived from designing, developing and manufacturing surgical devices for the medical device and dental industries and motion control software and hardware for industrial and scientific applications. The proportion of total sales by type is as follows (in thousands, except percentages):

	Three Months Ended September 30,				Increase (Decrease) From 2015 To 2016
	2016		2015
	Dollars in thousands
		% of Net Sales		% of Net Sales
Net sales:
Medical device	$3,896	72%	$2,600	63%	50%
Industrial and scientific	513	10%	504	12%	2%
Dental and component	391	7%	246	6%	59%
Injection molds (Fineline Molds)	278	5%	263	7%	6%
Contract services (ESD)	239	4%	110	3%	117%
Repairs and other	95	2%	374	9%	(75%)
	$5,412	100%	$4,097	100%	32%

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

Revenue increased $1.3 million for the three months ended September 30, 2016 primarily due to an increase in medical device revenue. Our medical device revenue has increased $1.1 million in the first quarter of fiscal 2016 due to an increase in sales of a surgical handpiece designed to be used in orthopedic surgery applications as we continue to ramp our production levels to ship to the expected 150 units per month that the customer has requested. Separately, our former largest customer has informed us that they will be replacing a primary product that we sell them with one that they will manufacture in the future. This customer accounted for approximately $575,000 in medical device revenue during the three months ended September 30, 2016. We anticipate revenue to this customer to decrease significantly during the second quarter of fiscal 2016. The decline in sales to this customer is also the primary reason for the reduction in repair revenue for the three months ended September 30, 2016 compared to the corresponding period of the prior fiscal year. We expect our repair revenue for the remainder of fiscal 2017 will continue to be less than in the prior year as our other primary medical device products are new and most repairs are covered under warranty. We anticipate that sales of our other medical devices to other customers will increase sufficiently to offset the expected decreases in sales from our former largest medical device customer, but there can be no assurance that this will occur.

At September 30, 2016, we had a backlog of approximately $18.5 million. Of the backlog, approximately $11.5 million is expected to be delivered in fiscal 2017 and the remainder is scheduled for delivery during fiscal 2018. We may experience variability in our new order bookings due to various reasons, including, but not limited to, the timing of major new product launches and customer planned inventory builds. However, we do not typically experience seasonal fluctuations in our shipments and revenues.

Cost of Sales and Gross Margin

	Three Months Ended September 30,				Increase (Decrease) From 2015 To 2016
	2016		2015
	Dollars in thousands
		% of Net Sales		% of Net Sales
Cost of sales:
Product costs	$3,816	70%	$3,048	74%	25%
Accrued losses on product development services	—	—	68	2%	(100%)
Under-(over) absorption of manufacturing costs	(26)	—	(143)	(3%)	(82%)
Inventory and warranty charges	14	—	66	2%	(79%)
Total cost of sales	$3,804	70%	$3,039	74%	25%
Gross profit and gross margin	$1,608	30%	$1,058	26%	52%

Cost of sales for the three month period ended September 30, 2016 increased by $765,000, or 25%, compared to the corresponding period of the prior fiscal year. Product costs increased by 25% during the three months ended September 30, 2016 compared to the corresponding period of the prior fiscal year, as compared to an increase of 32% in net sales during the same period. The product costs associated with our newest products have decreased from the prior year due to improved efficiencies in both the machine and assembly operations. During the three months ended September 30, 2016 we have over-absorbed manufacturing costs of $26,000 compared to $143,000 during the corresponding period of the prior fiscal year due to continued higher manufacturing volumes coupled with the alignment of the change in overhead rates applied to the machine and assembly operations. Costs related to inventory and warranty charges decreased $52,000 in the first quarter of fiscal 2017 compared to the corresponding quarter of fiscal 2016 due primarily to $109,000 in decreased warranty expenses offset by an increase of $57,000 in inventory charges.

Gross profit increased by approximately $550,000, or 52%, for the three months ended September 30, 2016 compared to the corresponding period of the prior fiscal year, and gross margin as a percentage of sales increased by approximately four percentage points between such periods, primarily as a result of the factors discussed above.

Operating Costs and Expenses

	Three Months Ended September 30,				Increase(Decrease) From 2015 To 2016
	2016		2015
	(Dollars in thousands)
		% of Net Sales		% of Net Sales
Operating expenses:
Selling expenses	$162	3%	$214	5%	(24%)
General and administrative expenses	564	10%	534	13%	6%
Impairment of intangible assets	113	2%	—	—	100%
Research and development costs	476	9%	429	11%	11%
	$1,315	24%	$1,177	29%	12%

Selling expenses consist of salaries and other personnel-related expenses in support of business development, as well as trade show attendance, advertising and marketing expenses, and travel and related costs incurred in generating and maintaining our customer relationships. Selling expenses for the three months ended September 30, 2016 decreased $52,000, or 24%, compared to the corresponding year-earlier period. The selling expenses for our primary medical and dental business in Irvine increased by $36,000 for the three months ended September 30, 2016 compared to the corresponding year-earlier period, mostly due to an increase in personnel and related expenses. Offsetting these increases was a decrease in our engineering services division (“ESD”) personnel costs of $22,000, our Fineline division selling expenses of $25,000, primarily due to reduced commissions, our Huber division selling expenses of $11,000 and our OMS division personnel and travel costs of $30,000.

General and administrative expenses (“G&A”) consist of salaries and other personnel-related expenses of our accounting, finance and human resources personnel, professional fees, directors’ fees, and other costs and expenses attributable to being a public company. G&A increased by $30,000 for the three months ended September 30, 2016, when compared to the corresponding period of the prior fiscal year. The increase in total G&A expenses was primarily related to accrued bonuses of $35,000, of which $15,000 was accrued for our Chief Executive Officer and $20,000 was accrued for the management team.

During the quarter ended September 30, 2016 we recognized an impairment charge of approximately $113,000 relating to the customer list acquired in conjunction with our Huber acquisition, as we do not expect there to be any significant future cash flows resulting from these customer relationships.

Research and development costs generally consist of compensation and other personnel related costs of our engineering and support personnel, related professional and consulting fees, patent-related fees, lab costs, materials, and travel and related costs incurred in the development and support of our products. Research and development costs increased approximately $47,000 for the quarter ended September 30, 2016 compared to the corresponding prior year period. The increase is primarily due to increased severance costs of approximately $10,000, as well as a reduction in amounts allocated to cost of sales relating to development projects, based upon the timing and number of projects under-way in the current fiscal year versus the prior fiscal year.

Other Income (Expense), net

Other income and expense consists primarily of interest expense related to the notes payable described more fully in Note 10 to the condensed consolidated financial statements contained elsewhere in this report and did not materially vary between the quarter ended September 30, 2016 and the corresponding prior year period.

Income Tax Benefit

The effective tax rates for the three months ended September 30, 2016 and 2015 are lower than statutory tax rates due to our utilization of federal and state loss carryforwards, with a full valuation allowance. (See Note 7 to the condensed consolidated financial statements contained elsewhere in this report.)

Liquidity and Capital Resources

Cash and cash equivalents at September 30, 2016 decreased $126,000 to $2,168,000 as compared to $2,294,000 at June 30, 2016. The following table includes a summary of our condensed consolidated statements of cash flows contained elsewhere in this report.

	As of and For the Three Months Ended September, 30
	2016	2015
	(in thousands)
Cash provided by (used in):
Operating activities	$255	$(641)
Investing activities	$(326)	$(58)
Financing activities	$(55)	$495

Cash and Working Capital:
Cash and cash equivalents	$2,168	$493
Working capital	$7,165	$4,659

Operating Activities

Net cash provided by operating activities during the three months ended September 30, 2016 amounted to $255,000. The primary sources of cash arose from (a) the net income for the quarter of $286,000 as well as non-cash depreciation and amortization and impairment of intangible assets of $139,000 and $113,000, respectively, (b) a decrease of $203,000 in inventory, (c) an increase in deferred revenue of $107,000 and (d) an increase in accounts payable, accrued expenses and deferred rent in the amount of $338,000, primarily due to a payable related to a fixed asset purchased during the quarter. Uses of cash arose from primarily from (a) an increase of $696,000 in accounts and other receivables and (b) an increase of $255,000 in deferred costs related to the development phase of certain contracts that have not yet reached the billable stage under the milestone method of accounting.

Net cash used in operating activities during the three months ended September 30, 2015 amounted to $641,000. The primary uses of cash arose from (a) the net loss for the quarter of $125,000 offset by non-cash depreciation and amortization of $169,000, (b) an increase of $241,000 in deferred costs related to the development phase of certain contracts that had not reached the billable stage under the completed contract method of accounting and (c) a decrease in accounts payable, accrued expenses and deferred rent in the amount of $618,000, primarily due to supplier payments for inventory. Sources of cash arose primarily from (a) collections of accounts and other receivables in the amount of $118,000 and (b) a decrease in inventory in the amount of $59,000.

Investing Activities

Net cash used in investing activities for the three months ended September 30, 2016 was $326,000 and related primarily to the purchase of manufacturing equipment in the amount of $316,000, most notably a vertical milling machine purchased to increase our throughput of sales to our largest customer.

Net cash used in investing activities for the three months ended September 30, 2015 was $58,000 and related primarily to the extension of additional revolving credit to Riverside Manufacturing, Inc.

Financing Activities

Cash used in financing activities during the three months ended September 30, 2016 totaled $55,000 and primarily related to the repurchase of 9,107 shares of our common stock pursuant to the company’s share repurchase program.

Cash provided by financing activities during the three months ended September 30, 2015 was $495,000 and primarily related to the Fortitude Income Funds, LLC promissory note described in Note 10 to the condensed consolidated financial statements contained elsewhere in this report.

Financing Facilities & Liquidity Requirements for the next twelve months

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

As of September 30, 2016, our working capital was $7.2 million. We currently believe that our existing cash and cash equivalent balances as well as our account receivable balances, and the short-term borrowing capacity provided by the Summit Loan described above will provide us sufficient funds to satisfy our cash requirements as our business is currently conducted for at least the next 12 months. Certain factors and events could negatively affect our cash flows, including but not limited to, if any of our significant customers are unable to perform due to cancelation of their ordered products and/or their inability to pay for such products in a timely manner.

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

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer (the principal executive officer and principal financial officer, respectively) have concluded based on their evaluation as of September 30, 2016 that our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) are effective. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

 Internal Control over Financial Reporting

During the three months ended September 30, 2016, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

On August 1, 2016, we received correspondence from an attorney representing Scott Robertson, the former president of Riverside Manufacturing, Inc., claiming damages owed under claims of breach of contract, fraudulent inducement, wrongful self-help eviction among others. The letter requested a payment of $250,000 within 10 days of the date of the letter to fully settle the matter. We have made no such payment nor have we accrued any amounts related to this matter. On August 12, 2016, we responded to the letter indicating that we believe each and every claim has no legal merit. Additionally, on September 8, 2016, we sent a follow up correspondence asserting claims against Mr. Robertson including slander of title, fraudulent misrepresentation, conversion and theft. In October, 2016 both parties filed a lawsuit against one another asserting the aforementioned claims. While we believe that we will prevail should this matter go to trial, there can be no assurances that we will be successful should this matter be litigated.

In addition to the matter described above we are from time to time a party to various legal proceedings incidental to our business. There can be no certainty, however, that we may not ultimately incur liability or that such liability will not be material and adverse.

ITEM 1A.	RISK FACTORS

Our business, future financial condition and results of operations are subject to a number of factors, risks and uncertainties, which are disclosed in Item 1A, entitled “Risk Factors” in Part I of our Annual Report on Form 10-K for our fiscal year ended June 30, 2016 as well as any amendments thereto or additions and changes thereto contained in this quarterly report on Form 10-Q for the quarter ended September 30, 2016. Additional information regarding some of those risks and uncertainties is contained in the notes to the condensed consolidated financial statements included elsewhere in this report and in Part I, Item 2, of this report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The risks and uncertainties disclosed in our Form 10-K, our quarterly reports on Form 10-Q and other reports filed with the SEC are not necessarily all of the risks and uncertainties that may affect our business, financial condition and results of operations in the future.

There have been no material changes to the risk factors as disclosed in our annual report on Form 10-K for the fiscal year ended June 30, 2016.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchases by the Company of its common stock during the quarter ended September 30, 2016 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

July 1, 2016 to
July 31, 2016	9,107	5.39	—	571,432

August 1, 2016 to
August 31, 2016	—	—	—	571,432

September 1, 2016 to
September 30, 2016	—	—	—	571,432

All repurchases were made pursuant to the Company’s previously announced repurchase program.

ITEM 6.	EXHIBITS

Exhibit	Description

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	The XBRL–related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Exchange Act of 1933 or the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRO-DEX, INC.

Date: November 10, 2016	/s/ Richard L. Van Kirk
Richard L. Van Kirk
Chief Executive Officer
(Principal Executive Officer)

Date: November 10, 2016	/s/ Alisha K. Charlton
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