Form 10-K/A
period 2015-06-30
PRO DEX INC
filed 2016-12-29
CIK 788920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________________

FORM 10-K/A

Amendment #1

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 000-14942

___________________

PRO-DEX, INC.

(Exact name of registrant as specified in its charter)

Colorado (State or Other Jurisdiction of Incorporation or Organization) 2361 McGaw Avenue, Irvine, CA (Address of Principal Executive Offices)	84-1261240 (I.R.S. Employer Identification No.) 92614 (Zip Code)

___________________

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

EXPLANATORY NOTE – AMENDMENT

Pro-Dex, Inc. (the “Company”) is filing this Amendment #1 on Form 10-K/A (this “Amendment”) to the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2015 (the “Form 10-K”), filed with the Securities and Exchange Commission on September 17, 2015 (the “Original Filing Date”), to provide the signature of our principal financial officer and principal accounting officer, which was inadvertently omitted from the Form 10-K.

No other changes have been made to the Form 10-K. This Amendment speaks as of the Original Filing Date of the Form 10-K, does not reflect events that may have occurred subsequent to the Original Filing Date and, except as expressly described in the immediately preceding paragraph, does not modify or update in any way the disclosures made in the Form 10-K.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)(3)	Exhibits

The exhibits filed as part of this Amendment are set forth in the Exhibit Index at the end of this Amendment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Pro-Dex, Inc.

Date: December 29, 2016	By: /s/ Richard L. Van Kirk
Richard L. Van Kirk Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Alisha K. Charlton Alisha K. Charlton	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	December 29, 2016

INDEX TO EXHIBITS

Exhibit No.	Description

31.3Ω	Certification of the Chief Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4Ω	Certification of the Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Notes

ΩFiled herewith.