Form 10-K/A
period 2016-06-30
PRO DEX INC
filed 2016-12-29
CIK 788920

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

EXPLANATORY NOTE – AMENDMENT

Pro-Dex, Inc. (the “Company”) is filing this Amendment #1 on Form 10-K/A (this “Amendment”) to the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2016  (the “Form 10-K”), filed with the Securities and Exchange Commission on September 15, 2016 (the “Original Filing Date”), to provide the signature of our principal financial officer and principal accounting officer, which was inadvertently omitted from the Form 10-K.

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