Form 10-Q
period 2016-12-31
PRO DEX INC
filed 2017-02-09
CIK 788920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

DECEMBER 31, 2016

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

Yes ☐      No ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock outstanding as of the latest practicable date: 4,020,204 shares of Common Stock, no par value, as of February 7, 2017.

PRO-DEX, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2016

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PRO-DEX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share amounts)

	December 31, 2016	June 30, 2016
ASSETS
Current Assets:
Cash and cash equivalents	$2,180	$2,294
Investments	291	—
Accounts receivable, net of allowance for doubtful accounts of $25 and $20, respectively	1,026	1,469
Due from factor	2,409	1,419
Deferred costs	582	238
Assets held for sale	310	287
Other current receivables	32	91
Inventory	3,272	3,364
Prepaid expenses	123	129
Total current assets	10,225	9,291
Equipment and leasehold improvements, net	1,458	1,222
Deferred income taxes	2,837	—
Goodwill	112	112
Intangibles, net	331	451
Other assets	71	71
Total assets	$15,034	$11,147

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$761	$841
Accrued expenses	1,446	1,076
Deferred revenue	452	212
Notes payable	26	26
Income taxes payable	3	1
Capital lease obligations	31	—
Total current liabilities	2,719	2,156
Deferred rent, net of current portion	23	68
Notes and capital leases payable, net of current portion	91	46
Total non-current liabilities	114	114
Total liabilities	2,833	2,270
Shareholders’ equity:
Common shares; no par value; 50,000,000 shares authorized; 4,040,169 and 4,052,987 shares issued and outstanding at December 31, 2016 and June 30, 2016, respectively	17,838	17,988
Accumulated comprehensive loss	(6)	—
Accumulated deficit	(5,631)	(9,111)
Total shareholders’ equity	12,201	8,877
Total liabilities and shareholders’ equity	$15,034	$11,147

The accompanying notes are an integral part of these condensed consolidated financial statements.

PRO-DEX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended December 31,		Six Months Ended December 31,
	2016	2015	2016	2015

Net sales	$4,599	$5,231	$9,728	$9,023
Cost of sales	3,288	3,806	6,995	6,694
Gross profit	1,311	1,425	2,733	2,329

Operating expenses: Selling expenses	159	223	421	394
General and administrative expenses	605	452	1,169	986
Research and development costs	278	264	581	528
Total operating expenses	1,042	939	2,171	1,908

Operating income	269	486	562	421
Interest expense	(4)	(20)	(7)	(26)
Interest income	11	1	12	—
Gain from disposal of equipment	—	14	3	14

Income from continuing operations before income taxes	276	481	570	409
Income tax (expense) benefit	2,859	—	2,852	(1)

Income from continuing operations	3,135	481	3,422	408
Income (loss) from discontinued operations, net of income taxes	59	(90)	58	(143)
Net income	$3,194	$391	$3,480	$265
Other comprehensive income (loss), net of tax: Unrealized loss from marketable equity investments	(6)	—	(6)	—
Comprehensive income	$3,188	$391	$3,474	$265

Basic net income per share:
Income from continuing operations	$0.77	$0.11	$0.84	$0.10
Income (loss) from discontinued operations	0.02	(0.02)	0.01	(0.04)
Net income	$0.79	$0.09	$0.85	$0.06
Diluted net income per share:
Income from continuing operations	$0.77	$0.11	$0.84	$0.10
Income (loss) from discontinued operations	0.01	(0.02)	0.01	(0.04)
Net income	$0.78	$0.09	$0.85	$0.06

Weighted average common shares outstanding:
Basic	4,057	4,143	4,060	4,142
Diluted	4,092	4,165	4,098	4,161
Common shares outstanding	4,040	4,149	4,040	4,149

The accompanying notes are an integral part of these condensed consolidated financial statements.

PRO-DEX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended December 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,480	$265
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	275	334
Gain from disposal of equipment	(3)	(14)
Share-based compensation	2	2
Impairment of intangible assets	113	—
Deferred income tax benefit	(2,837)	—
Bad debt expense (recovery)	5	(16)
Changes in operating assets and liabilities:
Accounts receivable, due from factor and other current receivables	(493)	(383)
Deferred costs	(344)	745
Assets held for sale	(23)	—
Inventory	92	(171)
Prepaid expenses and other assets	6	—
Accounts payable, accrued expenses and deferred rent	245	(778)
Deferred revenue	240	(312)
Income taxes payable	2	—
Net cash provided by (used in) operating activities	760	(328)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	(300)	—
Purchases of equipment and leasehold improvements	(376)	(21)
Purchase of Investment in Ramsey property and related notes receivable	—	(86)
Proceeds from liquidation of Ramsey assets	—	277
Proceeds from sale of equipment	3	14
Increase in intangibles	(20)	(1)
Net cash provided by (used in) investing activities	(693)	183

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of common stock	(168)	—
Proceeds from Note Payable	—	500
Proceeds from exercise of options and ESPP contributions	16	21
Borrowings from Summit Loan	600	1,600
Repayments on Summit Loan	(600)	(1,600)
Principal payments on notes payable and capital lease	(29)	(20)
Net cash provided by (used in) financing activities	(181)	501

Net increase (decrease) in cash and cash equivalents	(114)	356
Cash and cash equivalents, beginning of period	2,294	697
Cash and cash equivalents, end of period	$2,180	$1,053

The accompanying notes are an integral part of these condensed consolidated financial statements.

PRO-DEX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

(Unaudited)

(In thousands)

	Six Months Ended December 31,
	2016	2015
Supplemental disclosures of cash flow information:

Noncash investing and financing activity:
Capital lease for the acquisition of equipment	$105	$—
Value of shares surrendered in connection with a stock option exercise	$45	$—
Cash paid during the period for:
Interest	$7	$21
Income taxes	$27	$3

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

Recent Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers,” which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. ASU 2014-09 requires an entity to recognize revenue depicting the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires enhanced revenue related disclosures. Subsequently, the FASB has issued the following standards related to ASU 2014-09: ASU 2016-08, Revenue from Contracts with Customers (Topic 606): “Principal versus Agent Considerations”; ASU 2016-10, Revenue from Contracts with Customers (Topic 606): “Identifying Performance Obligations and Licensing”; and ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): “Narrow-Scope Improvements and Practical Expedients”. In July 2015, the FASB deferred the effective date to fiscal years beginning after December 15, 2018 and early adoption of the standard is permitted, but not before the original effective date of December 15, 2017. This update permits the use of either the retrospective or cumulative effect transition method. The ASU also requires expanded disclosures relating to the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Additionally, qualitative and quantitative disclosures are required about customer contracts, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. While we are still in the process of evaluating the effect of adoption on our consolidated financial statements and are currently assessing our contracts with customers, we do not currently expect a material impact on our results of operations, cash flows or financial position. We anticipate we will expand our consolidated financial statement disclosures in order to comply with the new ASU. We have not yet concluded on our transition method upon adoption, but plan to select a transition method by the end of fiscal 2017.

In February 2016, the FASB issued ASU 2016-02, (Topic 842) “Leases”. The objective of this update is to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those annual periods and is to be applied utilizing a modified retrospective approach. While we are still in the process of evaluating the effect of adoption on our consolidated financial statements and are currently assessing our leases, we expect the adoption will lead to a material increase in the assets and liabilities recorded on our consolidated balance sheet.

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

PRO-DEX, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Reclassifications

The short-term portion of deferred rent, in the amount of $79,000 as of June 30, 2016, has been reclassified to accrued liabilities to conform to the current period presentation. As described in more detail in Note 3 below, the assets sold subsequent to December 31, 2016 relating to the Company’s Oregon Micro Systems (“OMS”) division have been reclassified as assets held for sale in accordance with applicable accounting guidance. These balance sheet reclassifications had no impact on our condensed consolidated statement of operations.

NOTE 2. DESCRIPTION OF BUSINESS

We specialize in the design and manufacture of powered surgical and dental instruments, and serve such markets as medical, research and industrial. Pro-Dex’s products are found in hospitals, dental offices, and medical engineering labs around the world.

During fiscal 2015 we acquired Fineline Molds (“Fineline”) and Huber Precision (“Huber”), businesses that manufacture plastic injection molds and machined parts, respectively, for a wide variety of industries. We also provide engineering consulting and placement services, as well as quality and regulatory consulting services through our Engineering Services Division.

Through January 27, 2017, we also designed and manufactured multi-axis motion control systems used in factory automation and scientific research markets and these products can be found in scientific research facilities and high tech manufacturing operations around the world. (See Note 3)

NOTE 3. ASSETS HELD FOR SALE

On January 27, 2017, we sold certain of the assets and the business operations of our OMS division located in Beaverton Oregon. We sold the business to our long time general manager of the division. The sale was structured as an asset sale as disclosed in a Form 8-K filed with the SEC on January 30, 2017. The aggregate sales price received was $640,000, subject to adjustment based upon the value of the OMS receivables at the date of close, and no liabilities other than warranty obligations were assumed by the buyer. As a result of the sale, this division has been classified as a discontinued operation in conformity with applicable accounting guidance and the assets that were sold have been reclassified as assets held for sale on our condensed consolidated balance sheets. Accordingly, unless otherwise indicated, OMS’s results have been reported as discontinued operations and removed from all financial discussions of continuing operations.

PRO-DEX, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following summarizes the carrying values of the assets sold as of each respective balance sheet date (in thousands):

	December 31, 2016	June 30, 2016
Assets held for sale:
Inventory	$242	$209
Fixed assets	57	64
Prepaid expenses	2	5
Other assets	9	9
Assets held for sale	$310	$287

The divestiture was completed in support of raising capital to invest in our core medical device product development efforts.

Operating results of the OMS division are as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2016	2015	2016	2015
Revenues	$381	$208	$664	$512

Income (loss) from discontinued operations:
Income (loss) from discontinued operations, before taxes	$97	$(90)	$96	$(143)
Income tax expense	38	—	38	—
Net income (loss) from discontinued operations	$59	$(90)	$58	$(143)

Income from discontinued operations consists of direct revenues and direct expenses of the OMS business, including cost of revenues, as well as other fixed costs to the extent that such costs will be eliminated as a result of the sale. The Company historically did not allocate corporate overhead to this division. Additionally, the OMS division has historically been the only division that was significant enough to require segment disclosures and as such, effective with this divestiture, we no longer require segment disclosure as our business is currently run.

NOTE 4. COMPOSITION OF CERTAIN FINANCIAL STATEMENT ITEMS

Inventory

Inventory is stated at the lower of cost (first-in, first-out) or market and consists of the following (in thousands):

	December 31, 2016	June 30, 2016
Raw materials /purchased components	$1,252	$1,462
Work in process	813	818
Sub-assemblies /finished components	1,001	1,010
Finished goods	206	74
Total inventory	$3,272	$3,364

PRO-DEX, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Investments

Investments are stated at market value and consist of the following (in thousands):

	December 31, 2016	June 30, 2015
Marketable equity securities	$291	$—

Investments at December 31, 2016 had an aggregate cost basis of $300,000 and gross unrealized losses of $9,000, net of income taxes of $3,000.

Intangibles

Intangibles consist of the following (in thousands):

	December 31, 2016	June 30, 2016
Capitalized software development costs	$—	$73
Covenant not to compete	52	52
Trade name	50	50
Customer list and backlog	167	316
Patent-related costs	140	121
Total intangibles	$409	$612
Less accumulated amortization	(78)	(161)
	$331	$451

Capitalized software development costs relate to internally developed software, which was fully amortized during last fiscal year and both the software development costs and corresponding accumulated amortization were offset during the first quarter of fiscal 2017. Both the covenant not to compete and the customer list and backlog relate to assets acquired in conjunction with the business acquisitions described in Note 2 above and are being amortized over various periods not to exceed ten years. The customer backlog has been fully amortized and both the cost and related accumulated amortization have been offset during the current fiscal year. During the first quarter of fiscal 2017, we recognized an impairment charge for the remaining un-amortized customer list related to the Huber business in the amount of $113,000, as we do not expect there to be any significant future cash flows resulting from these customer relationships. The trade name relates exclusively to Fineline and has an indefinite life, subject to impairment loss assessment annually, or more frequently if certain conditions exist. Patent-related costs consist of legal fees incurred in connection with both patent applications and a patent issuance, and will be amortized over the estimated life of the product(s) that is or will be utilizing the technology, or expensed immediately in the event the patent office denies the issuance of the patent.

NOTE 5. DUE FROM FACTOR

On September 9, 2015, we entered a Loan and Security Agreement (the “Summit Loan”) with Summit Financial Resources LP, (the “Factor”) whereby we can borrow up to $1.0 million against our eligible receivables, as defined in the agreement. Borrowed funds will bear interest at a rate of prime plus 2 percent (5.75%), and incur an additional administrative fee of 0.7 percent on the monthly average outstanding balance. The Summit Loan has an initial period of 18 months with successive one year renewal options and requires an annual facility fee of $10,000. Pursuant to the terms of the Summit Loan, during the third quarter of fiscal 2017 we informed Summit of our intent to terminate the loan in accordance with its initial loan commitment period ending on March 9, 2017. We have commenced preliminary discussions with our bank to obtain a revolving credit facility with them. As of the present time, there is no additional facility available to us, nor can we provide any assurance that there will be in the future.

PRO-DEX, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

As of December 31, 2016, the total amount of receivables that have been assigned to the Factor pursuant to the Summit Loan is $2.4 million and we bear the risk of loss in the event of non-payment by the customers. During the three and six months ended December 31, 2016, we borrowed $200,000 and $600,000, respectively, under the Summit Loan, which amounts were paid in full by December 31, 2016. Therefore, at December 31, 2016, we had no outstanding borrowings against the Summit Loan.

NOTE 6. WARRANTY

The warranty accrual is based on historical costs of warranty repairs and expected future identifiable warranty expenses, and is included in accrued expenses in the accompanying consolidated balance sheets. As of December 31, 2016 and June 30, 2016, the warranty reserve amounted to $418,000 and $365,000, respectively. Warranty expenses are included in cost of sales in the accompanying consolidated statements of operations. Changes in estimates to previously established warranty accruals result from current period updates to assumptions regarding repair costs and warranty return rates, and are included in current period warranty expense. Warranty expense relating to new product sales and changes to estimates for the three months ended December 31, 2016 and 2015 was $144,000 and $73,000, respectively, and for the six months ended December 31, 2016 and 2015 was $214,000 and $178,000, respectively.

Information regarding the accrual for warranty costs for the three and six months ended December 31, 2016 and 2015 are as follows (in thousands):

	As of and for the Three Months Ended December 31,
	2016	2015
Beginning balance	$349	$312
Accruals during the period	126	56
Changes in estimates of prior period warranty accruals	18	17
Warranty amortization	(75)	(18)
Ending balance	$418	$367

	As of and for the Six Months Ended December 31,
	2016	2015
Beginning balance	$365	$261
Accruals during the period	227	151
Changes in estimates of prior period warranty accruals	(13)	27
Warranty amortization	(161)	(72)
Ending balance	$418	$367

PRO-DEX, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (UNAUDITED)

NOTE 7. NET INCOME (LOSS) PER SHARE

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

The following table presents reconciliations of the numerators and denominators of the basic and diluted earnings (loss) per share computations for net income (loss). In the tables below, income (loss) amounts represent the numerator, and share amounts represent the denominator (in thousands, except per share amounts):

	Three Months Ended December 31,		Six Months Ended December 31,
	2016	2015	2016	2015
Basic:
Income from continuing operations	$3,135	$481	$3,422	$408
Weighted average shares outstanding	4,057	4,143	4,060	4,142
Basic income per share from continuing operations	$0.77	$0.11	$0.84	$0.10

Income (loss) from discontinued operations	$59	$(90)	$58	$(143)
Weighted average shares outstanding	4,057	4,143	4,060	4,142
Basic and diluted earnings (loss) per share from discontinued operations	$0.02	$(0.02)	$0.01	$(0.04)

Net income	$3,194	$391	$3,480	$265
Weighted average shares outstanding	4,057	4,143	4,060	4,142
Basic income per share	$0.79	$0.09	$0.85	$0.06
Diluted:
Income from continuing operations	$3,135	$481	$3,422	$408
Weighted average shares outstanding	4,057	4,143	4,060	4,142
Effect of dilutive securities – stock options	35	22	38	19
Weighted average shares used in calculation of diluted earnings per share	4,092	4,165	4,098	4,161
Diluted loss per share from continuing operations	$0.77	$0.11	$0.84	$0.10

Income (loss) from discontinued operations	$59	$(90)	$58	$(143)
Weighted average shares outstanding	4,092	4,165	4,098	4,161
Diluted earnings (loss) per share from discontinued operations	$0.01	$(0.02)	$0.01	$(0.04)

Net income	$3,194	$391	$3,480	$265
Weighted average shares outstanding	4,092	4,165	4,098	4,161
Diluted income per share	$0.78	$0.09	$0.85	$0.06

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

During the third quarter of fiscal 2015, we entered into forbearance agreements with Riverside whereby we agreed to forbear from enforcing our rights under the promissory notes until July 31, 2015. Additionally, we entered into a revolving loan agreement, whereby we agreed to advance Riverside from time-to-time up to an aggregate amount of $200,000 at any time prior to July 31, 2015. During the fourth quarter of fiscal 2015, we amended the revolving loan agreement to provide for advances to Riverside of up to an aggregate amount of $300,000 under a Revolving Loan Modification Agreement. The $86,000 reflected on the Company’s condensed consolidated statement of cash flows for the nine months ended December 31, 2015 as Purchase of Investment in Ramsey property and related notes receivable represents an extension of credit under the amended revolving loan agreement.

Additionally, during the fourth quarter of fiscal 2015, we entered a settlement agreement such that we received the deed to the land and building located in Ramsey, Minnesota (the “Ramsey Property”) which had previously been held as security for notes receivable. The notes were considered impaired because we did not receive any contractual payments. Accordingly, the recorded investment was reflected at the lesser of the purchase price or the estimated fair value of the collateral (with appropriate reductions for estimated disposal costs).

On September 22, 2015 we sent Riverside a proposal to accept the collateral in full satisfaction of Riverside’s debt. On October 13, 2015, title to the collateral transferred to the Company by operation of law. Therefore, on October 13, 2015, we took possession of all assets secured by the revolving loan agreement and promissory notes and Riverside ceased to operate.

During the six months ended December 31, 2015 we collected $277,000 from selling inventory and equipment and collecting outstanding receivables, all of which served as collateral for Riverside’s debt.

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

Significant management judgment is required in determining our provision for income taxes and the recoverability of our deferred tax assets. Such determination is based primarily on our historical taxable income, with some consideration given to our estimates of future taxable income by jurisdictions in which we operate and the period over which our deferred tax assets would be recoverable. During the second quarter of fiscal year ending June 30, 2017, we released approximately $3.8 million of valuation allowance because we now believe it is more likely than not that we will be able to generate sufficient levels of profitability to realize substantially all of our deferred tax assets.

As of December 31, 2016, we have accrued $459,000 of unrecognized tax benefits related to federal and state income tax matters. This entire balance is expected to reduce the Company’s income tax expense if recognized and result in a corresponding decrease in the Company’s effective tax rate.

PRO-DEX, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (UNAUDITED)

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at July 1, 2016	$446
Additions based on tax positions related to the current year	13
Additions for tax positions of prior years	—
Balance at December 31, 2016	$459

We recognize accrued interest and penalties related to unrecognized tax benefits when applicable. As of December 31, 2016, no interest or penalties applicable to our unrecognized tax benefits have been accrued since we have sufficient tax attributes available to fully offset any potential assessment of additional tax.

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

NOTE 10. SHARE-BASED COMPENSATION

Through June 2014 we had two equity compensation plans, the Second Amended and Restated 2004 Stock Option Plan (the “Employee Stock Option Plan”) and the Amended and Restated 2004 Directors’ Stock Option Plan (the “Directors’ Stock Option Plan”) (collectively, the “Former Stock Option Plans”). There was no share-based compensation expense for the three and six months ended December 31, 2016 as all outstanding options are fully vested. Share-based compensation expense for the three and six months ended December 31, 2015 was $0 and $2,000, respectively

In June 2014, our Board of Directors terminated the Employee Stock Option Plan, with the provision that options outstanding under the Employee Stock Option Plan will remain outstanding in accordance with their respective terms. At the date of termination, 531,381 shares were reserved for issuance under the Employee Stock Option Plan in excess of shares issuable pursuant to outstanding options, all of which shares were reallocated for issuance under the provisions of the Employee Stock Purchase Plan described below.

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

In September 2016, our Board approved the establishment of the 2016 Equity Incentive Plan, which was approved by our shareholders at the November 29, 2016 Annual Meeting. The 2016 Equity Incentive Plan provides for the award of up to 1,500,000 shares of the Company’s common stock in the form of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted shares, restricted stock units, performance awards and other stock-based awards. As of December 31, 2016, no awards have been granted from the 2016 Equity Incentive Plan.

PRO-DEX, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (UNAUDITED)

Stock Options

No options were granted during the three or six months ended December 31, 2016 and 2015.

As of December 31, 2016, there was no unrecognized compensation cost under the Former Stock Option Plans as all outstanding stock options are fully vested. Following is a summary of stock option activity for the six months ended December 31, 2016 and 2015:

	2016		2015
	Number of Shares	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Exercise Price
Outstanding at July 1,	90,834	$1.95	106,668	$2.41
Options granted	—	—	—	—
Options exercised	(28,000)	1.82	(7,500)	2.14
Options forfeited	—	—	—	—
Outstanding at end of period	62,834	$2.00	99,168	$2.43
Stock Options Exercisable at December 31,	62,834	$2.00	99,168	$2.43

Following is a summary of information regarding options outstanding and options exercisable at December 31, 2016:

	Options Outstanding & Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Avg. Remaining Contractual Life	Weighted- Avg. Exercise Price	Aggregate. Intrinsic Value
$0 to 2.50	59,500	4.66	$1.87	$168,320
2.5 to 5.00	3,334	0.38	4.38	$1,067
Total	62,834	4.43years	$2.00	$169,387

Employee Stock Purchase Plan

In September 2014, our Board approved the establishment of an Employee Stock Purchase Plan (the “ESPP”), which was approved by our shareholders at the December 3, 2014 Annual Meeting. The ESPP conforms to the provisions of Section 423 of the Internal Revenue Code, has coterminous offering and purchase periods of six months, and bases the pricing to purchase shares of our common stock on a formula so as to result in a per share purchase price that approximates a 15% discount from the market price of a share of our common stock at the end of the purchase period. The Board of Directors also approved the provision that shares formerly reserved for issuance under the Former Stock Option Plans in excess of shares issuable pursuant to outstanding options under those plans, aggregating 704,715 shares, be reserved for issuance pursuant to the ESPP. During the first quarter ended September 30, 2016 and 2015, 2,056 and 1,925 shares were purchased, respectively, and allocated to employees based upon their contributions at prices of $4.91 and $2.34, respectively, per share. On a cumulative basis, since the inception of the ESPP plan, employees have purchased a total of 7,652 shares. During the three months ended December 31, 2016 and 2015 we did not record any stock compensation expense, due to the fact that no six month offering period ended during either quarter. During the six months ended December 31, 2016 and 2015, we recorded stock compensation expense in the amount of $2,000 and $1,000, respectively, relating to the ESPP.

PRO-DEX, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (UNAUDITED)

NOTE 11. MAJOR CUSTOMERS AND SUPPLIERS

Information with respect to customers that accounted for sales in excess of 10% of our total sales in either of the three-month and the six-month periods ended December 31, 2016 and 2015, is as follows (in thousands, except percentages):

	Three Months Ended December 31,
	2016		2015
	Amount	Percent of Total	Amount	Percent of Total

Total sales	$4,599	100%	$5,231	100%

Customer concentration:
Customer 1	$2,487	54%	$1,311	25%
Customer 2	496	11%	1,213	23%
Customer 3	271	6%	1,169	22%
Total	$3,254	71%	$3,693	70%

	Six Months Ended December 31,
	2016		2015
	Amount	Percent of Total	Amount	Percent of Total

Total sales	$9,728	100%	$9,023	100%

Customer concentration:
Customer 1	4,648	48%	2,421	27%
Customer 3	878	9%	1,795	20%
Customer 2	758	8%	1,229	13%
Customer 4	458	4%	1,004	11%
Total	$6,742	69%	$6,449	71%

PRO-DEX, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Information with respect to accounts receivable from those customers whom comprised more than 10 % of our gross accounts receivable at either December 31, 2016 or June 30, 2016, is as follows (in thousands, except percentages):

	December 31, 2016		June 30, 2016
Total gross accounts receivable, including amounts due from factor	$3,460	100%	$2,908	100%

Customer concentration:
Customer 1	$2,044	59%	$850	29%
Customer 2	492	14%	573	20%
Customer 5	361	11%	337	12%
Total	$2,897	84%	$1,760	61%

Information with respect to suppliers that accounted for purchases in excess of 10% of our total purchases in either of the three-month and the six-month periods ended December 31, 2016 and 2015, is as follows (in thousands, except percentages):

	Three Months Ended December 31,
	2016		2015
	Amount	Percent of Total	Amount	Percent of Total

Total purchases	$2,887	100%	$2,713	100%

Supplier concentration:
Supplier 1	$294	10%	$240	9%

	Six Months Ended December 31,
	2016		2015
	Amount	Percent of Total	Amount	Percent of Total

Total purchases	$6,285	100%	$5,380	100%

Supplier concentration:
Supplier 1	$515	8%	$693	13%
Supplier 2	725	12%	305	6%
Total	$1,240	20%	$998	19%

Accounts payable due to Supplier 1 and Supplier 2 each represented 6% and 4% of total accounts payable as of December 31, 2016 and June 30, 2016, respectively.

PRO-DEX, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 12. NOTES PAYABLE AND FINANCING TRANSACTIONS

Summit Financial Resources LP

As discussed in Note 5, on September 9, 2015 we entered into the Summit Loan, whereby we can borrow up to $1.0 million against our eligible receivables, as defined in the agreement. Borrowed funds will bear interest at a rate of prime plus 2 percent (5.75%), and incur an additional administrative fee of 0.7 percent on the monthly average outstanding balance. The Summit Loan has an initial period of 18 months with successive one year renewal options and requires an annual facility fee of $10,000. During the three and six months ended December 31, 2016 we borrowed $200,000 and 600,000, respectively, under the Summit Loan, which amounts were paid in full by December 31, 2016. Pursuant to the terms of the Summit Loan, during the third quarter of fiscal 2017 we informed Summit of our intent to terminate the loan in accordance with its initial loan commitment period ending on March 9, 2017.

Jules & Associates

On July 21, 2016, we entered a master equipment lease agreement with Jules and Associates, Inc. to lease a specific machine used in our inspection process. The cost of the equipment was approximately $106,000 and the lease provides for 36 monthly payments in the amount of $3,121, as well as interim rent in the amount of $7,388. The lease was subsequently assigned to Hitachi Capital America Corporation. The balance owed on the lease as of December 31, 2016 is approximately $89,000.

Fineline Molds

In conjunction with our acquisition of the assets of Fineline (see Note 2), we issued a promissory note to Fineline in the amount of $100,000 which bears interest at 4% per annum and requires sixteen equal quarterly payments of principal and accrued interest in the amount of $6,794. The note is secured by all of the assets acquired by us from Fineline and is subordinate to the security interest created by the Summit Loan. The balance owed on the note as of December 31, 2016 and June 30, 2016 was approximately $58,000 and $70,000 respectively.

Fortitude Income Funds

The Company borrowed $500,000 from Fortitude Income Funds, LLC (“Fortitude”) under a promissory note dated September 8, 2015. The loan bore interest at 12 percent per annum, contained a loan origination fee of $15,000 plus expenses, and required monthly interest only payments until its maturity originally scheduled on March 15, 2016. The loan was repaid in full on February 22, 2016.

NOTE 13. SHARE REPURCHASE PROGRAM

In September, 2013 our Board approved a share repurchase program authorizing the Company to repurchase up to 750,000 shares of our common stock. In accordance with, and as part of, this share repurchase program, our Board approved, on March 22, 2016, the adoption of a prearranged share repurchase plan intended to qualify for the safe harbor Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (“10b5-1 Plan” or “Plan”). The Plan became effective on March 23, 2016 and terminated on July 6, 2016 in accordance with its provisions. During the quarter ended September 30, 2016, we repurchased 9,107 shares at an aggregate cost of $49,000, inclusive of fees pursuant to this Plan. Additionally, during the quarter ended September 30, 2016, the Board approved a subsequent 10b5-1 Plan, which became effective on September 8, 2016 and terminates on the earlier of September 8, 2017 or when and if the maximum shares are repurchased. During the quarter ended December 31, 2016, the Investment Committee of the Board approved an additional concurrently running 10b5-1 Plan, which became effective on December 8, 2016 and terminates on the earlier of December 8, 2017 or when and if the maximum shares are repurchased. During the quarter ended December 31, 2016, we repurchased 26,668 shares at an aggregate cost of $119,000 inclusive of fees under the Plans. On a cumulative basis, we have repurchased a total of 205,236 shares under the share repurchase program at an aggregate cost of $777,000. All repurchases under the 10b5-1 Plans were administered through an independent broker.

PRO-DEX, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 14. COMMITMENTS AND CONTINGENCIES

Legal Matters

In September 2015, Pro-Dex Sunfish Lake, LLC (“PDSL”) a subsidiary of the Company foreclosed its lien against the assets of Riverside (see Note 8).  After the foreclosure, Scott Robertson (the former president of Riverside), Riverside and Heron Enterprises, LLC, an affiliated entity, asserted claims of breach of contract, fraudulent inducement and wrongful self-help eviction among others, against PDSL and another subsidiary of the Company, Pro-Dex Riverside LLC (“PDR”). PDSL and PDR asserted various claims, including slander of title, fraudulent misrepresentation, conversion and theft against each of those parties, in turn. In October 2016, the parties filed lawsuits against one another asserting the aforementioned claims. We are unable to quantify the value of the respective claims at this time, as the damages are unspecified in the pleadings. However, prior to the filing of the lawsuits, Mr. Robertson requested payment of $250,000 to fully settle the matter. We intend to pursue our claims and vigorously defend against the claims against us. While we believe that we are likely to prevail should this matter go to trial, there can be no assurances that we will prevail.

In addition to the matter described above we are from time to time a party to various legal proceedings incidental to our business. There can be no certainty, however, that we may not ultimately incur liability or that such liability will not be material and adverse.

NOTE 15. FAIR VALUE MEASUREMENTS

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

Investments: Investments consist of marketable equity securities of publicly traded companies. As such, investments are classified within Level 1 of the valuation hierarchy.

Although the methods above may produce a fair value calculation that may not be indicative of the net realizable value or reflective of future fair values, we believe the valuation methods are appropriate.

NOTE 16. SUBSEQUENT EVENT

On January 27, 2017, the Company entered into an Agreement for Sale and Purchase of Business Assets (the “Sale Agreement”), to sell certain assets of the OMS division as well as the operations of the business, for an amount of $640,000, subject to adjustment based upon the value of the OMS receivables at the date of close. The Sales Agreement is included in the Company’s Current Report on Form 8-K filed with the SEC on January 30, 2017, and the sale of the OMS division is expected to generate a gain on sale of the division in an amount of approximately $0.3 million to be recorded in the third quarter of fiscal 2017. See Note 3 for additional details.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited interim condensed consolidated financial statements and the related notes and other financial information appearing elsewhere in this report.

COMPANY OVERVIEW

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of the results of operations and financial condition of Pro-Dex, Inc. (“Company”, “Pro-Dex”, “we”, “our” or “us”) for the three and six-month periods ended December 31, 2016 and 2015. This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and the Notes thereto included elsewhere in this report. This report contains certain forward-looking statements and information. The cautionary statements included herein should be read as being applicable to all related forward-looking statements wherever they may appear. Our actual future results could differ materially from those discussed herein.

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

We design and manufacture hand-held medical devices for use in orthopedic and craniomaxillofacial (“CMF”) surgical applications. We also design and manufacture dental instruments. Experience in surgical devices allows us to develop products that require high precision in harsh environments. Our products are found in hospitals, dental offices, and medical engineering labs around the world.

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

Through January 27, 2017, our OMS division located in Beaverton, Oregon developed, designed and manufactured multi-axis motion controllers. These products are often found in scientific research facilities and high tech manufacturing operations around the world. This division was sold on January 27, 2017 and has been classified as a discontinued operation in conformity with applicable accounting guidance and the assets that were sold have been reclassified as assets held for sale on our condensed consolidated balance sheets. Accordingly, unless otherwise indicated, OMS’s results have been reported as discontinued operations and removed from all financial discussions of continuing operations.

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used or changes in the accounting estimate that are reasonably likely to occur could materially change the financial statements. Management believes that there have been no significant changes during the three and six months ended December 31, 2016 to the items that we disclosed as our critical accounting policies in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our annual report on Form 10-K for the fiscal year ended June 30, 2016.

Business Strategy and Future Plans

Our business today is almost entirely driven by sales of our medical devices. Many of our significant customers place purchase orders for specific products that were developed under various development and/or supply agreements. Our customers may request that we design and manufacture a custom surgical device or they may hire us as a contract manufacturer to manufacture a product of their own design. In either case, we have extensive experience with autoclavable, battery-powered and electric, multi-function surgical drivers and shavers. We continue to focus a significant percentage of our time and resources on providing outstanding products and service to our valued principal customers. Additionally, in the current fiscal year we have realized measurable cost reductions due to our investment in machinery and equipment.

Simultaneously, we are working to build top-line sales through active proposals of new medical device products with new and existing customers, and anticipate completing a significant ongoing engineering project during the third quarter of fiscal 2017. Our patented adaptive torque-limiting has been very well received in the CMF market and we therefore anticipate continued investment in this area with research and development focused on applying this technology to other surgical applications. Additionally, we continue to seek additional revenue streams through our Engineering Services Division (“ESD”) by offering both temporary/contract and full-time employee placements to other customers in diverse industries.

As described more fully in Notes 3 and 16 to the Condensed Consolidated Financial Statements contained elsewhere in this report, we sold our OMS division on January 27, 2017. Although unsolicited, this divestiture and resulting capital infusion will allow us to further invest in our core medical device product development efforts.

In summary, our current objectives are focused primarily on maintaining our relationships with our current medical device customers, completing our ongoing development projects, investing in additional research and development activities to bring new medical device products to market, and continuing to promote active product development proposals to new and existing customers for both orthopedic shavers and screw drivers for a multitude of surgical applications, while monitoring closely the progress of all these individual endeavors. However, there can be no assurance that we will be successful in any of these objectives.

Description of Business Operations

Revenue

The majority of our revenue is derived from designing, developing and manufacturing surgical devices for the medical device and dental industries. The proportion of total sales by type is as follows (in thousands, except percentages):

	Three Months Ended December 31,				Six Months Ended December 31,
	2016		2015		2016		2015
		% of Revenue		% of Revenue		% of Revenue		% of Revenue
Revenue:
Medical device and services	$3,964	86%	$4,057	78%	$7,860	80%	$6,657	74%
Industrial and scientific	178	4%	155	3%	492	5%	387	4%
Dental and component	132	3%	464	9%	443	5%	679	8%
Injection molds	146	3%	223	4%	424	4%	486	5%
Contract services (ESD)	126	3%	99	2%	365	4%	208	2%
Repairs and other	53	1%	233	4%	144	2%	606	7%
	$4,599	100%	$5,231	100%	$9,728	100%	$9,023	100%

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

Sales of our medical device products and related development services decreased $93,000 for the three months ended December 31, 2016 and increased $1.2 million for the six months ended December 31, 2016 compared to the corresponding periods of the prior fiscal year. Our medical device revenue to our largest customer increased $1.1 million and $2.2 million, respectively, for the three and six months ended December 31, 2016 compared the corresponding periods of the prior fiscal year, due to an increase in sales of a surgical handpiece designed to be used in orthopedic surgery applications as we completed our production level ramp to ship to the expected 150 units per month that the customer has requested during the second quarter of this fiscal year. Separately, our former largest customer has replaced a primary product that we had sold to them with one that they manufacture in-house. Sales to this customer decreased by $900,000 and $1.0 million, respectively, for the three and six months ended December 31, 2016 compared to the corresponding periods of the prior fiscal year. The decline in sales to this customer is also the primary reason for the reduction in repair revenue for the three and six months ended December 31, 2016 compared to the corresponding periods of the prior fiscal year. We expect our repair revenue for the remainder of fiscal 2017 will continue to be less than in the prior year as our other primary medical device products are relatively new and most repairs are covered under warranty.

Our dental and component revenue are generated from sales to many distributors and end-users whose purchasing activity can vary widely from year to year. These are legacy products, which although they continue to sell to many long-held customers, have not had a product line refresh, which may be a contributing factor to the 72% and 35% decline in sales for the three and six months ended December 31, 2016, respectively, compared to the corresponding periods of the prior year.

At December, 2016, we had a backlog of approximately $16.8 million, of which $8.9 million is scheduled to be delivered in fiscal 2017 and the balance is scheduled to be delivered next fiscal year. Of the backlog, $11.5 million relates to purchase orders received from our largest customer and approximately $163,000 relates to Fineline Molds. We may experience variability in our new order bookings due to various reasons, including, but not limited to, the timing of major new product launches and customer planned inventory builds. However, we do not typically experience seasonal fluctuations in our shipments and revenues.

Cost of Sales and Gross Margin
(in thousands except percentages)

	Three Months Ended December 31,				Six Months Ended December 31,
	2016		2015		2016		2015
		% of Total		% of Total		% of Total		% of Total
Cost of sales:
Product cost	$3,098	94%	$3,734	98%	$6,838	98%	$6,738	101%
Under(over)-absorption of manufacturing costs	63	2%	1	—	7	—	(177)	(3%)
Inventory and warranty charges	127	4%	71	2%	150	2%	133	2%
Total cost of sales	$3,288	100%	$3,806	100%	$6,995	100%	$6,694	100%

	Three Months Ended December 31,		Six Months Ended December 31,		Year over Year ppt Change
	2016	2015	2016	2015	Three Months	Six Months

Gross margin	28%	27%	28%	26%	1	2

Cost of sales for the three months ended December 31, 2016 decreased $518,000 or 14 percent compared to the corresponding period of the prior fiscal year. The decrease in total costs of sales is consistent with the 12 percent decrease in revenue for the same period. Under-absorption of manufacturing costs increased by $62,000 for the three months ended December 31, 2016 compared to the corresponding period of the prior fiscal year due primarily to adjustments made to lower our standard labor and overhead rates at the beginning of fiscal 2017 in anticipation of higher manufacturing volumes. Costs relating to inventory and warranty charges increased by $56,000 for the second quarter ended December 31, 2016 compared to the second quarter of the prior fiscal year. The warranty accrual estimate increased due to higher volume of sales of specific products in the current fiscal year versus the prior fiscal year.

Gross profit decreased by approximately $114,000 or 8 percent for the three months ended December 31, 2016 compared to the corresponding period of the prior fiscal year, primarily as a result of the decrease in revenue discussed above. Gross margin as a percentage of sales increased by approximately 1 percentage points compared to the corresponding period of the prior year due primarily to the cost savings introduced in the current quarter due to our investment in machinery and equipment that has allowed us to make certain machined parts that had been previously out-sourced.

Cost of sales for the six months ended December 31, 2016 increased by $301,000 or 5 percent compared to the corresponding period of the prior fiscal year, primarily due to the increase revenue of 8 percent for the same period, the reasons for which are discussed above. Additionally, product cost for the six months ended December 31, 2015 includes an accrual of approximately $78,000 relating to estimated contract losses for certain engineering development projects that are now complete. There are no similar accruals recorded in product costs for the six months ended December 31, 2016. Finally, cost of sales reflects a $184,000 increase in under-absorbed manufacturing costs as we are under-absorbed by $7,000 for the six months ended December 31, 2016, due to anticipated increased manufacturing volumes.

Gross profit increased $404,000 or 17 percent, for the six months ended December 31, 2016 compared to the corresponding period of the prior year, primarily as a result of the increases in revenue of 8 percent and the cost savings discussed above. Gross margin increased by approximately 2 percentage points, compared to the corresponding period of the prior year.

Operating Expenses

Operating Costs and Expenses
(in thousands except % change)

	Three Months Ended December 31,				Six Months Ended December 31,				Year over Year % Change
	2016		2015		2016		2015		Three Months		Six Months
		% of Revenue		% of Revenue		% of Revenue		% of Revenue
Operating expenses:
Selling expenses	$159	4%	$223	4%	$421	4%	$394	4%	(28%	)	7%
General and administrative expenses	605	13%	452	9%	1,169	12%	986	11%	34%		19%
Research and development costs	278	6%	264	5%	581	6%	528	6%	5%		10%
	$1,042	23%	$939	18%	$2,171	22%	$1,908	21%	11%		14%

Selling expenses consist of salaries and other personnel-related expenses for our business development departments as well as advertising and marketing expenses, and travel and related costs incurred in generating and maintaining our customer relationships. Selling expenses for the three months ended December 31, 2016 decreased $64,000, or 28 percent, and increased $27,000, or 7 percent, respectively, compared to the corresponding periods of fiscal 2016. Approximately $28,000 and $22,000, respectively, of the decrease for the three months ended December 31, 2016 compared to the corresponding period of the prior fiscal year is attributable to reduced personnel related costs and the resulting reduction in allocated costs in the ESD division and our business development department supporting our medical device customers. The remaining decrease of approximately $14,000 relates to our former Huber Precision location, which was closed on November 30, 2015. For the six months ended December 31, 2016, the increase of $27,000 relates primarily to an increase of $89,000 in expenses of the Huber Precision division due to the impairment charge of approximately $113,000 recorded during the first quarter of fiscal 2017 relating to the customer list acquired in conjunction with our Huber acquisition, as we do not expect there to be any significant future cash flows resulting from these customer relationships. This increase was offset by approximately $49,000 in reduced personnel related costs and the resulting reduction in allocated costs to the ESD division and reduced personnel cost of approximately $26,000 relating to the Fineline division.

General and administrative expenses (“G&A”) consists of salaries and other personnel-related expenses of our accounting, finance and human resource personnel, as well as costs for outsourced information technology services, professional fees, directors’ fees, and other costs and expenses attributable to being a public company. G&A increased $153,000 during the three months ended December 31, 2016 and increased $183,000 for the six months ended December 31, 2016, respectively, when compared to the corresponding periods of the prior fiscal year. The increase in total G&A expenses was primarily related to legal expenses incurred most of which relate to the ongoing litigation described in Note 14 of the Condensed Consolidated Financial Statements contained elsewhere in this report as well as bonus expenses of $62,000 and $96,000 for the three and six months ended December 31, 2016.

Research and development costs generally consist of salaries, employer paid benefits, and other personnel related costs of our engineering and support personnel, as well as allocated facility and information technology costs, professional and consulting fees, patent-related fees, lab costs, materials, and travel and related costs incurred in the development and support of our products. Research and development costs for the three months ended December 31, 2016 remained relatively flat compared to the corresponding period of the prior fiscal year. Our personnel expenses have declined for the three and six months ended December 31, 2016 compared to the corresponding prior year periods in response to fewer customer development projects in the current fiscal year versus the prior fiscal year. Research and development expenses for the six months ended December 31, 2016 increased by $53,000, or 10 percent, compared to the corresponding period of the prior fiscal year due primarily to increased internal project investments of approximately $26,000 and an increase of approximately $30,000 in allocated costs.

Interest Expense

Interest expense consists primarily of interest expense related to the loans and notes payable described more fully in Note 12 to the Condensed Consolidated Financial Statements contained elsewhere in this report and capital lease obligations for leased equipment. The decrease in interest expense for the three and six months ended December 31, 2016 compared to the corresponding periods of the prior fiscal year relates to the repayment of the Fortitude loan.

Income Tax Benefit

The effective tax rates for the three and six months ended December 31, 2016 and 2015 are lower than statutory tax rates due to our utilization of federal and state loss carryforwards. Additionally, during the second quarter of fiscal 2017 we released a valuation allowance in the amount of $3.8 million on the basis of management’s reassessment of the amount of its deferred tax assets that are more likely than not to be realized. As of December 31, 2016, in part because in the current fiscal quarter, we achieved three years of cumulative pre-tax income, we have determined that it is more likely than not that deferred taxes in the amount of $3.8 million are realizable and therefore, we reversed the valuation allowance accordingly. (See Note 9 of Notes to Condensed Consolidated Financial Statements contained elsewhere in this report.)

Discontinued Operations, net of income taxes

Income from Discontinued Operations

	Three Months Ended December 31,		Six Months Ended December 31,
	2016	2015	2016	2015
Revenues	$381	$208	$664	$512

Income (loss) from discontinued operations:
Income from discontinued operations, before taxes	$97	$(90)	$96	$(143)
Income tax expense	38	—	38	—
Total income (loss) from discontinued operations	$59	$(90)	$58	$(143)

The sale of the OMS division was completed on January 27, 2017. The divestiture was completed in support of raising capital to invest in our core medical device product development efforts.

Liquidity and Capital Resources

Cash and cash equivalents at December 31, 2016 decreased $114,000 to $2.2 million as compared to $2.3 million at June 30, 2016. The following table includes a summary of our condensed consolidated statements of cash flows contained elsewhere in this report.

	As of and For the Six Months Ended December 31,
	2016	2015
	(in thousands)
Cash provided by (used in):
Operating activities	$760	$(328)
Investing activities	$(693)	$183
Financing activities	$(181)	$501

Cash and Working Capital:
Cash and cash equivalents	$2,180	$1,053
Working Capital	$7,506	$6,894

Operating Activities

Net cash provided by operating activities was $760,000 for the six months ended December 31, 2016 primarily due to pre-tax income from continuing operations of $570,000 and non-cash depreciation and amortization totaling $275,000 and a non-cash impairment of intangible assets of $113,000. Uses of cash arose from an increase in accounts receivable of $493,000 as well as an increase in deferred costs of $344,000 due to expenditures related to a development contract that has not yet reached the revenue recognition stage under the applicable accounting guidance. Offsetting these uses of cash was an increase in accounts payable, accrued liabilities and deferred rent, aggregating $245,000 and an increase in deferred revenue in the amount of $240,000.

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

Investing Activities

During the six months ended December 31, 2016 we invested $300,000 in marketable equity securities of a publicly traded company and made capital expenditures primarily for manufacturing equipment in the amount of $376,000.

Net cash provided by investing activities for the six months ended December 31, 2015 was $183,000 due primarily to proceeds of $277,000 received from the liquidation of a portion of the collateral underlying our investment in Ramsey property and related notes receivable offset by additional extension of credit made in the first quarter of fiscal 2016 in the amount of $86,000.

Financing Activities

During the six months ended December 31, 2016 we spent $168,000 on the repurchase of company common stock pursuant to the share repurchase program described in more detail Note 13 to the Condensed Consolidated Financial Statements contained elsewhere in this report.

Cash provided by financing activities during the six months ended December 31, 2015 was $501,000 and primarily related to the Fortitude Income Funds, LLC promissory note described Note 12 to the Condensed Consolidated Financial Statements contained elsewhere in this report.

Financing Facilities & Liquidity Requirements for the next twelve months

On September 9, 2015, we entered a Loan and Security Agreement with Summit Financial Resources LP, (the “Summit Loan”) whereby we can borrow up to $1.0 million against our eligible receivables, on a revolving basis, as defined in the agreement. Borrowed funds will bear interest at a rate of prime plus 2 percent, and incur an additional administrative fee of 0.7 percent on the average outstanding balance. The Summit Loan has an initial period of 18 months with successive one year renewal options and requires an annual facility fee of $10,000. During the third quarter of fiscal 2017 we informed Summit of our intent to terminate the loan in accordance with its initial loan commitment period ending on March 9, 2017. We have commenced preliminary discussions with our bank to obtain a revolving credit facility with them. As of the present time, there is no additional facility available to us, nor can we provide any assurance that there will be in the future.

As of December 31, 2016, our working capital was $7.5 million. We currently believe that our existing cash and cash equivalent balances as well as our account receivable balances will provide us sufficient funds to satisfy our cash requirements as our business is currently conducted for at least the next 12 months. Certain factors and events could negatively affect our cash flows, including but not limited to, if any of our significant customers are unable to perform due to cancelation of their ordered products and/or their inability to pay for such products in a timely manner.

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

In accordance with SEC rules, an evaluation was performed under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer of the effectiveness, as of December 31, 2016, of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). “Internal control over financial reporting” includes those policies and procedures that:

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

Based on that evaluation as of December 31, 2016, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective.

 Internal Control over Financial Reporting

During the three months ended December 31, 2016, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

See Note 14 of Notes to Condensed Consolidated Financial Statements contained elsewhere in this report.

ITEM 1A.	RISK FACTORS

Our business, future financial condition and results of operations are subject to a number of factors, risks and uncertainties, which are disclosed in Item 1A, entitled “Risk Factors” in Part I of our Annual Report on Form 10-K for our fiscal year ended June 30, 2016 as well as any amendments thereto or additions and changes thereto contained in this quarterly report on Form 10-Q for the quarter ended December 31, 2016. Additional information regarding some of those risks and uncertainties is contained in the notes to the condensed consolidated financial statements included elsewhere in this report and in Item 2, entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I of this report. The risks and uncertainties disclosed in our Form 10-K, our quarterly reports on Form 10-Q and other reports filed with the SEC are not necessarily all of the risks and uncertainties that may affect our business, financial condition and results of operations in the future.

There have been no material changes to the risk factors as disclosed in our annual report on Form 10-K for the fiscal year ended June 30, 2016, except as provided in any amendments thereto.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchases by the Company of its common stock during the quarter ended December 31, 2016 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2016 to October 31, 2016	—	—	—	571,432
November 1, 2016 to November 30, 2016	8,650	$4.00	—	562,782
December 1, 2016 to December 31, 2016	18,018	$4.64	—	544,764

All repurchases were made pursuant to the Company’s previously announced repurchase program.

ITEM 6.	EXHIBITS

Exhibit	Description

10.1	Agreement for Sale and Purchase of Business Assets dated January 27, 2017 by and between Pro-Dex, Inc. and OMS Motion, Inc. (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Registrant on January 30, 2017)

10.2	Noncompetition and Nonsolicitation Agreement dated January 27, 2017 by and between Pro-Dex, Inc. and OMS Motion, Inc. (incorporated by reference to Exhibit 10.2 to the Form 8-K filed by the Registrant on January 30, 2017)

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	The XBRL–related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRO-DEX, INC.

Date: February 9, 2017	/s/ Richard L. Van Kirk
Richard L. Van Kirk
Chief Executive Officer
(Principal Executive Officer)

Date: February 9, 2017	/s/ Alisha K. Charlton
Alisha K. Charlton
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit	Description

10.1	Agreement for Sale and Purchase of Business Assets dated January 27, 2017 by and between Pro-Dex, Inc. and OMS Motion, Inc. (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Registrant on January 30, 2017)

10.2	Noncompetition and Nonsolicitation Agreement dated January 27, 2017 by and between Pro-Dex, Inc. and OMS Motion, Inc. (incorporated by reference to Exhibit 10.2 to the Form 8-K filed by the Registrant on January 30, 2017)

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	The XBRL–related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

