Form 10-Q
period 2017-03-31
PRO DEX INC
filed 2017-05-11
CIK 788920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

———————

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

Commission file number: 0-14942

PRO-DEX, INC.

(Exact name of registrant as specified in its charter)

———————

COLORADO	84-1261240
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2361 McGaw Avenue, Irvine, California 92614

(Address of principal executive offices and zip code)

(949) 769-3200

(Registrant's telephone number, including area code)

———————

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by checkmark if the registrant has not elected to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock outstanding as of the latest practicable date: 4,014,186 shares of Common Stock, no par value, as of May 10, 2017.

PRO-DEX, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2017

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PRO-DEX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share amounts)

	March 31, 2017	June 30, 2016
ASSETS
Current Assets:
Cash and cash equivalents	$3,699	$2,294
Investments	337	—
Accounts receivable, net of allowance for doubtful accounts of $4 and $20, at March 31, 2017 and June 30, 2016, respectively	3,885	1,469
Due from factor	—	1,419
Deferred costs	3	238
Assets held for sale	—	287
Other current assets	9	91
Inventory	2,975	3,364
Prepaid expenses	242	129
Total current assets	11,150	9,291
Equipment and leasehold improvements, net	1,504	1,222
Deferred income taxes	2,232	—
Goodwill	112	112
Intangibles, net	320	451
Other assets	71	71
Total assets	$15,389	$11,147

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$946	$841
Accrued expenses	1,157	1,076
Deferred revenue	59	212
Notes payable	25	26
Income taxes payable	133	1
Capital lease obligations	32	—
Total current liabilities	2,352	2,156
Deferred rent, net of current portion	—	68
Notes and capital leases payable, net of current portion	76	46
Total non-current liabilities	76	114
Total liabilities	2,428	2,270

Shareholders’ equity:
Common shares; no par value; 50,000,000 shares authorized; 4,014,186 and 4,052,987 shares issued and outstanding at March 31, 2017 and June 30, 2016, respectively	17,704	17,988
Accumulated deficit	(4,743)	(9,111)
Total shareholders’ equity	12,961	8,877
Total liabilities and shareholders’ equity	$15,389	$11,147

The accompanying notes are an integral part of these condensed consolidated financial statements.

PRO-DEX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPRESHENSIVE INCOME

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016

Net sales	$6,618	$5,176	$16,346	$14,199
Cost of sales	4,156	3,863	11,150	10,557
Gross profit	2,462	1,313	5,196	3,642

Operating expenses:
Selling expenses	132	171	439	564
General and administrative expenses	725	420	1,894	1,407
Impairment of goodwill and long-lived assets	—	245	113	245
Research and development costs	257	301	839	829
Total operating expenses	1,114	1,137	3,285	3,045

Operating income	1,348	176	1,911	597
Interest expense	(3)	(10)	(10)	(36)
Interest income	8	—	19	—
Gain from sale of Investment in Ramsey Property	—	340	—	340
Gain from disposal of equipment	—	4	3	18

Income from continuing operations before income taxes	1,353	510	1,923	919
Income tax (expense) benefit	(650)	(16)	2,202	(16)

Income from continuing operations	703	494	4,125	903
Income (loss) from discontinued operations, net of income taxes	185	(126)	243	(270)
Net income	$888	$368	$4,368	$633
Other comprehensive income, net of tax:
Unrealized gain from marketable equity investments, net of income taxes	6	—	—	—
Comprehensive income	$894	$368	$4,368	$633

Basic net income per share:
Income from continuing operations	$0.17	$0.12	$1.02	$0.22
Income (loss) from discontinued operations	0.05	(0.03)	0.06	(0.07)
Net income	$0.22	$0.09	$1.08	$0.15
Diluted net income per share:
Income from continuing operations	$0.17	$0.12	$1.01	$0.22
Income (loss) from discontinued operations	0.05	(0.03)	0.06	(0.07)
Net income	$0.22	$0.09	$1.07	$0.15

Weighted average common shares outstanding:
Basic	4,021	4,151	4,047	4,145
Diluted	4,055	4,195	4,085	4,169
Common shares outstanding	4,014	4,152	4,014	4,152

The accompanying notes are an integral part of these condensed consolidated financial statements.

PRO-DEX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,368	$633
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	418	481
Gain on sale of investment in Ramsey	—	(340)
Gain on disposal of equipment	(3)	(18)
Gain on sale of OMS	(327)	—
Share-based compensation	3	4
Impairment of goodwill and long-lived assets	113	245
Deferred income tax benefit	(2,232)	—
Bad debt recovery	(16)	(18)
Changes in operating assets and liabilities:
Accounts receivable, due from factor and other current receivables	(981)	(1,382)
Deferred costs	235	730
Assets held for sale	(27)	—
Inventory	389	192
Prepaid expenses and other assets	(117)	—
Accounts payable, accrued expenses and deferred rent	118	(1,092)
Deferred revenue	(153)	(477)
Income taxes payable	132	3
Net cash provided by (used in) operating activities	1,920	(1,039)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	(336)	—
Purchases of equipment and leasehold improvements	(552)	(106)
Investment in Ramsey property and related notes receivable	—	(87)
Proceeds from liquidation of Ramsey assets	86	1,970
Proceeds from sale of OMS	636	—
Proceeds from sale of equipment	3	18
Increase in intangibles	(20)	(1)
Net cash provided by (used in) investing activities	(183)	1,794

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchases of common stock	(312)	(2)
Proceeds from Note Payable	—	500
Proceeds from exercise of options and ESPP contributions	24	27
Borrowings from Summit Loan	600	2,050
Repayments on Summit Loan	(600)	(2,050)
Principal payments on notes payable and capital lease	(44)	(525)
Net cash used in financing activities	(332)	—

Net increase in cash and cash equivalents	1,405	755
Cash and cash equivalents, beginning of period	2,294	697
Cash and cash equivalents, end of period	$3,699	$1,452

The accompanying notes are an integral part of these condensed consolidated financial statements.

PRO-DEX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

(Unaudited)

(In thousands)

	Nine Months Ended March 31,
	2017	2016
Supplemental disclosures of cash flow information:

Noncash investing and financing activity:
Capital lease for the acquisition of equipment	$105	$—
Value of shares surrendered in connection with a stock option exercise	$45	$—
Cash paid during the period for:
Interest	$10	$36
Income taxes	$49	$11

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

Recent Accounting Standards

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, "Revenue from Contracts with Customers," which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. ASU 2014-09 requires an entity to recognize revenue depicting the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires enhanced revenue related disclosures. Subsequently, the FASB has issued the following standards related to ASU 2014-09: ASU 2016-08, Revenue from Contracts with Customers (Topic 606): “Principal versus Agent Considerations”; ASU 2016-10, Revenue from Contracts with Customers (Topic 606): “Identifying Performance Obligations and Licensing”; and ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): “Narrow-Scope Improvements and Practical Expedients”. In July 2015, the FASB deferred the effective date to fiscal years beginning after December 15, 2017. This update permits the use of either the retrospective or cumulative effect transition method. The ASU also requires expanded disclosures relating to the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Additionally, qualitative and quantitative disclosures are required about customer contracts, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. While we are still in the process of evaluating the effect of adoption on our consolidated financial statements and are currently assessing our contracts with customers, we do not currently expect a material impact on our results of operations, cash flows or financial position. We anticipate we will expand our consolidated financial statement disclosures in order to comply with the new ASU. We have not yet concluded on our transition method upon adoption, but plan to select a transition method by the end of fiscal 2017.

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

In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation (Topic 718) “Improvements to Employee Share-Based Payment Accounting”. This update simplifies the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. This ASU is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted. This guidance will impact our accounting related to future exercises or forfeiture of stock option awards.

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

PRO-DEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Reclassifications

The short-term portion of deferred rent, in the amount of $79,000 as of June 30, 2016, has been reclassified to accrued liabilities to conform to the current period presentation. As described in more detail in Note 3 below, the assets sold relating to the Company’s Oregon Micro Systems (“OMS”) division have been reclassified as assets held for sale in accordance with applicable accounting guidance. These balance sheet reclassifications had no impact on our condensed consolidated statement of operations.

NOTE 2. DESCRIPTION OF BUSINESS

We specialize in the design, development and manufacture of powered rotary drive surgical and dental instruments used primarily in the orthopedic, spine, maxocranial facial and dental markets. Our Fineline Molds division, acquired in fiscal 2015, manufactures plastic injection molding for a variety of industries. Pro-Dex's products are found in hospitals, dental offices, and medical engineering labs around the world.

In fiscal 2015, we acquired Huber Precision (“Huber”), a business that made custom machined parts. We made the investment to garner a wider customer base, but the sales to the customers that were serviced by Huber dwindled over time, such that activities have become immaterial. As a result the intangibles relating to Huber were impaired during the first quarter of fiscal 2017.

Through January 27, 2017, we also designed and manufactured multi-axis motion control systems used in factory automation and scientific research markets and these products can be found in scientific research facilities and high tech manufacturing operations around the world. (See Note 3)

Through April, 2017, we provided engineering consulting and placement services, as well as quality and regulatory consulting services through our Engineering Services Division. Although we continue to provide engineering, quality and regulatory consulting services to our customers, we have ceased placement services and accordingly have disbanded our Engineering Services Division. The cessation of placement services is not expected to have a material impact on our financial position or results of operations.

NOTE 3. DISCONTINUED OPERATIONS

On January 27, 2017, we sold certain of the assets and the business operations of our OMS division located in Beaverton Oregon. We sold the business to our long time general manager of the division. The sale was structured as an asset sale as disclosed in a Form 8-K filed with the SEC on January 30, 2017. The aggregate sales price received was $636,000, and no liabilities other than warranty obligations were assumed by the buyer. As a result of the sale, this division has been classified as a discontinued operation in conformity with applicable accounting guidance and the assets that were sold have been reclassified as assets held for sale on our condensed consolidated balance sheet as of June 30, 2016. Accordingly, unless otherwise indicated, OMS’s results have been reported as discontinued operations and removed from all financial discussions of continuing operations.

The following summarizes the carrying values of the assets sold as of June 30, 2016 (in thousands):

June 30, 2016
Assets held for sale:
Inventory	$209
Fixed assets	64
Prepaid expenses	5
Other assets	9
Assets held for sale	$287

The divestiture was completed in support of raising capital to invest in our core medical device product development efforts.

PRO-DEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Operating results of the OMS division are as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016
Revenues	$52	$161	$715	$673

Income (loss) from discontinued operations:
Gain on sale, net of taxes of $126,000	201	—	201	—
Income (loss) from discontinued operations, before taxes	$(28)	$(126)	$68	$(270)
Income tax (expense) benefit	12	—	(26)	—
Net income (loss) from discontinued operations	$185	$(126)	$243	$(270)

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

NOTE 4. COMPOSITION OF CERTAIN FINANCIAL STATEMENT ITEMS

Inventory

Inventory is stated at the lower of cost (first-in, first-out) or market and consists of the following (in thousands):

	March 31, 2017	June 30, 2016
Raw materials /purchased components	$994	$1,462
Work in process	957	818
Sub-assemblies /finished components	940	1,010
Finished goods	84	74
Total inventory	$2,975	$3,364

Investments

Investments are stated at market value and consist of the following (in thousands):

	March 31, 2017	June 30, 2016
Marketable equity securities	$337	$—

Investments at March 31, 2017 had an aggregate cost basis of $336,000 and gross unrealized gains of $1,000.

PRO-DEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Intangibles

Intangibles consist of the following (in thousands):

	March 31, 2017	June 30, 2016
Capitalized software development costs	$—	$73
Covenant not to compete	52	52
Trade name	50	50
Customer list and backlog	167	316
Patent-related costs	141	121
Total intangibles	$410	$612
Less accumulated amortization	(90)	(161)
	$320	$451

Capitalized software development costs relate to internally developed software, which was fully amortized during fiscal 2016 and both the software development costs and corresponding accumulated amortization were offset during the first quarter of fiscal 2017. Both the covenant not to compete and the customer list and backlog relate to assets acquired in conjunction with the business acquisitions described in Note 2 above and are being amortized over various periods not to exceed ten years. The customer backlog has been fully amortized and both the cost and related accumulated amortization have been offset during the current fiscal year. During the first quarter of fiscal 2017, we recognized an impairment charge for the remaining un-amortized customer list related to the Huber business in the amount of $113,000, as we do not expect there to be any significant future cash flows resulting from these customer relationships and have written-off the cost basis and accumulated amortization during the current fiscal year. The trade name relates exclusively to Fineline and has an indefinite life, subject to impairment loss assessment annually, or more frequently if certain conditions exist. Patent-related costs consist of legal fees incurred in connection with both patent applications and a patent issuance, and will be amortized over the estimated life of the product(s) that is or will be utilizing the technology, or expensed immediately in the event the patent office denies the issuance of the patent. We anticipate recording amortization expense of approximately $12,000 in the remainder of fiscal 2017, $54,000 in each of fiscal 2018 and 2019, $49,000 in fiscal 2020, $44,000 in fiscal 2021, $34,000 in fiscal 2021 and the remaining $23,000 thereafter.

NOTE 5. WARRANTY

The warranty accrual is based on historical costs of warranty repairs and expected future identifiable warranty expenses, and is included in accrued expenses in the accompanying consolidated balance sheets. As of March 31, 2017 and June 30, 2016, the warranty reserve amounted to $245,000 and $365,000, respectively. Warranty expenses are included in cost of sales in the accompanying consolidated statements of operations. Changes in estimates to previously established warranty accruals result from current period updates to assumptions regarding repair costs and warranty return rates, and are included in current period warranty expense. Warranty expense (credit) relating to new product sales and changes to estimates for the three months ended March 31, 2017 and 2016 was ($129,000) and $49,000, respectively, and for the nine months ended March 31, 2017 and 2016 was $85,000 and $226,000, respectively.

Information regarding the accrual for warranty costs for the three and nine months ended March 31, 2017 and 2016 are as follows (in thousands):

	As of and for the Three Months Ended March 31,
	2017	2016
Beginning balance	$418	$367
Accruals during the period	60	107
Changes in estimates of prior period warranty accruals	(189)	(58)
Warranty amortization	(44)	(6)
Ending balance	$245	$410

PRO-DEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	As of and for the Nine Months Ended March 31,
	2017	2016
Beginning balance	$365	$261
Accruals during the period	287	306
Changes in estimates of prior period warranty accruals	(202)	(80)
Warranty amortization	(205)	(77)
Ending balance	$245	$410

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

The following table presents reconciliations of the numerators and denominators of the basic and diluted earnings (loss) per share computations for net income (loss). In the tables below, income (loss) amounts represent the numerator, and share amounts represent the denominator (in thousands, except per share amounts):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016
Basic:
Income from continuing operations	$703	$494	$4,125	$903
Weighted average shares outstanding	4,021	4,151	4,047	4,145
Basic income per share from continuing operations	$0.17	$0.12	$1.02	$0.22

Income (loss) from discontinued operations	$185	$(126)	$243	$(270)
Weighted average shares outstanding	4,021	4,151	4,047	4,145
Basic and diluted earnings (loss) per share from discontinued operations	$0.05	$(0.03)	$0.06	$(0.07)

Net income	$888	$368	$4,368	$633
Weighted average shares outstanding	4,021	4,151	4,047	4,145
Basic income per share	$0.22	$0.09	$1.08	$0.15
Diluted:
Income from continuing operations	$703	$494	$4,125	$903
Weighted average shares outstanding	4,021	4,151	4,047	4,145
Effect of dilutive securities – stock options	34	44	38	24
Weighted average shares outstanding used in calculation of diluted earnings per share	4,055	4,195	4,085	4,169
Diluted loss per share from continuing operations	$0.17	$0.12	$1.01	$0.22

Income (loss) from discontinued operations	$185	$(126)	$243	$(270)
Weighted average shares outstanding used in calculation of diluted earnings per share	4,055	4,151	4,085	4,145
Diluted earnings (loss) per share from discontinued operations	$0.05	$(0.03)	$0.06	$(0.07)

Net income	$888	$368	$4,368	$633
Weighted average shares outstanding	4,055	4,195	4,085	4,169
Diluted income per share	$0.22	$0.09	$1.07	$0.15

PRO-DEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 7. INVESTMENT IN RAMSEY PROPERTY AND RELATED NOTES RECEIVABLE

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

During the third quarter of fiscal 2015, we entered into forbearance agreements with Riverside whereby we agreed to forbear from enforcing our rights under the promissory notes until July 31, 2015. Additionally, we entered into a revolving loan agreement, whereby we agreed to advance Riverside from time-to-time up to an aggregate amount of $200,000 at any time prior to July 31, 2015. During the fourth quarter of fiscal 2015, we amended the revolving loan agreement to provide for advances to Riverside of up to an aggregate amount of $300,000 under a Revolving Loan Modification Agreement. The $86,000 reflected on the Company’s condensed consolidated statement of cash flows for the nine months ended March 31, 2016 as Purchase of Investment in Ramsey property and related notes receivable represents an extension of credit under the amended revolving loan agreement.

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

During the third quarter ended March 31, 2016 we sold the Ramsey Property for an aggregate purchase price of $1,653,000, collecting $1,441,000 upon close of escrow. Additionally, during the second and third quarter of fiscal 2016 we liquidated the machine shop equipment and collected some accounts receivable that served as Collateral to the promissory notes in the gross amount of $529,000. Therefore, during the third quarter ended March 31, 2016 we recorded a gain on the sale of Investment in Ramsey in the amount of $340,000, which included a final accrual in the aggregate amount of $108,000 related to $86,000 to be released from escrow upon completion of voluntary foreclosure proceedings and $22,000 due from our equipment liquidator. The $86,000 was released from escrow during fiscal 2017 and the $22,000 was collected in the fourth quarter of fiscal 2016.

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

PRO-DEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Significant management judgment is required in determining our provision for income taxes and the recoverability of our deferred tax assets. Such determination is based primarily on our historical taxable income, with some consideration given to our estimates of future taxable income by jurisdictions in which we operate and the period over which our deferred tax assets will be recoverable. During the second quarter of fiscal 2017 we released approximately $3.8 million of valuation allowance, of which $3.3 million was treated as a discrete benefit during the quarter as the Company determined that it was more likely than not that it would generate sufficient levels of profitability to realize substantially all of its deferred tax assets. The remaining $0.5 million was included in the forecasted annual effective tax rate used to determine the tax expense recorded during the quarter. Due to the change in the annual forecast and the amount of deferred tax assets that are expected to be realized as a result of current year earnings, the tax benefit recorded during the second quarter as a discrete item related to the release of the valuation allowance was adjusted to $2.8 million. The remaining valuation release of approximately $0.9 million has been included in the computation of the Company’s annual effective tax rate. During the third quarter ended March 31, 2017, the Company adjusted its State NOL carryforwards, which amount to approximately $127,000. Additionally, the current quarter tax expense includes approximately $730,000 due primarily to the aforementioned change to the discrete benefit for the release of the beginning of the year valuation allowance due to an increase in expected income from continuing operations for the full fiscal year. In addition, there was an approximate $35,000 increase to tax expense for rate changes during the quarter.

As of March 31, 2017, we have accrued $441,000 of unrecognized tax benefits related to federal and state income tax matters. This entire balance is expected to reduce the Company’s income tax expense if recognized and result in a corresponding decrease in the Company’s effective tax rate.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at July 1, 2016	$446
Additions based on tax positions related to the current year	14
Reductions for tax positions of prior years	(19)
Balance at March 31, 2017	$441

We recognize accrued interest and penalties related to unrecognized tax benefits when applicable. As of March 31, 2017, no interest or penalties applicable to our unrecognized tax benefits have been accrued since we have sufficient tax attributes available to fully offset any potential assessment of additional tax.

Pro-Dex and its subsidiaries are subject to U.S. federal income tax, as well as income tax of multiple state tax jurisdictions. We are currently open to audit under the statute of limitations by the Internal Revenue Service for the years ended June 30, 2014 and later. Our state income tax returns are open to audit under the statute of limitations for the years ended June 30, 2013 and later. We do not anticipate a significant change to the total amount of unrecognized tax benefits within the next 12 months.

NOTE 9. SHARE-BASED INCENTIVE PLANS

Through June 2014 we had two equity compensation plans, the Second Amended and Restated 2004 Stock Option Plan (the “Employee Stock Option Plan”) and the Amended and Restated 2004 Directors’ Stock Option Plan (the “Directors’ Stock Option Plan”) (collectively, the “Former Stock Option Plans”). There was no share-based compensation expense for the three and nine months ended March 31, 2017 as all outstanding options under the Former Stock Option Plans are fully vested. Share-based compensation expense for the three and nine months ended March 31, 2016 was $0 and $2,000, respectively.

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

In September 2016, our Board approved the establishment of the 2016 Equity Incentive Plan, which was approved by our shareholders at the November 29, 2016 Annual Meeting. The 2016 Equity Incentive Plan provides for the award of up to 1,500,000 shares of the Company’s common stock in the form of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted shares, restricted stock units, performance awards and other stock-based awards. As of March 31, 2017, no awards have been granted under the 2016 Equity Incentive Plan.

Stock Options

No options were granted during the three or nine months ended March 31, 2017 and 2016.

As of March 31, 2017, there was no unrecognized compensation cost under the Former Stock Option Plans as all outstanding stock options are fully vested. Following is a summary of stock option activity for the nine months ended March 31, 2017 and 2016:

	2017		2016
	Number of Shares	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Exercise Price
Outstanding at July 1,	90,834	$1.95	106,668	$2.41
Options granted	—	—	—	—
Options exercised	(28,000)	1.82	(7,500)	2.14
Options forfeited	—	—	(8,334)	7.65
Outstanding at end of period	62,834	$2.00	90,834	$1.95
Stock Options Exercisable at March 31,	62,834	$2.00	90,834	$1.95

Following is a summary of information regarding options outstanding and options exercisable at March 31, 2017:

	Options Outstanding & Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Avg. Remaining Contractual Life	Weighted-Avg. Exercise Price	Aggregate. Intrinsic Value
$0 to 2.50	59,500	4.42	$1.87	$162,370
2.5 to 5.00	3,334	0.13	4.38	$ 733
Total	62,834	4.19 years	$2.00	$163,103

Employee Stock Purchase Plan

In September 2014, our Board approved the establishment of an Employee Stock Purchase Plan (the “ESPP”), which was approved by our shareholders at the December 3, 2014 Annual Meeting. The ESPP conforms to the provisions of Section 423 of the Internal Revenue Code, has coterminous offering and purchase periods of six months, and bases the pricing to purchase shares of our common stock on a formula so as to result in a per share purchase price that approximates a 15% discount from the market price of a share of our common stock at the end of the purchase period. Our Board of Directors also approved the provision that shares formerly reserved for issuance under the Former Stock Option Plans in excess of shares issuable pursuant to outstanding options under those plans, aggregating 704,715 shares, be reserved for issuance pursuant to the ESPP. During the first quarter ended September 30, 2016 and 2015, 2,056 and 1,925 shares were purchased, respectively, and allocated to employees based upon their contributions at prices of $4.91 and $1.99, respectively, per share. During the third quarter ended March 31, 2017 and 2016, 1,738 and 3,671 shares were purchased, respectively and allocated to employees based upon their contributions at prices of $4.53 and $1.96, respectively, per share. On a cumulative basis, since the inception of the ESPP plan, employees have purchased a total of 9,390 shares. During the nine months ended March 31, 2017 and 2016, we recorded stock compensation expense in the amount of $3,000 and $2,000, respectively, relating to the ESPP.

PRO-DEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 10. MAJOR CUSTOMERS AND SUPPLIERS

Information with respect to customers that accounted for sales in excess of 10% of our total sales in either of the three-month and the nine-month periods ended March 31, 2017 and 2016, is as follows (in thousands, except percentages):

	Three Months Ended March 31,
	2017		2016
	Amount	Percent of Total	Amount	Percent of Total
Total sales	$6,618	100%	$5,176	100%

Customer concentration:
Customer 1	$3,136	48%	$953	19%
Customer 2	1,352	20%	178	3%
Customer 3	257	4%	1,142	22%
Customer 4	253	4%	930	18%
Total	$4,998	76%	$3,203	62%

	Nine Months Ended March 31,
	2017		2016
	Amount	Percent of Total	Amount	Percent of Total
Total sales	$16,346	100%	$14,199	100%

Customer concentration:
Customer 1	$7,784	48%	$3,375	24%
Customer 3	1,083	6%	2,881	20%
Customer 4	1,011	6%	2,158	15%
Total	$9,878	60%	$8,414	59%

Information with respect to accounts receivable from those customers whom comprised more than 10% of our gross accounts receivable at either March 31, 2017 or June 30, 2016, is as follows (in thousands, except percentages):

	March 31, 2017		June 30, 2016
Total gross accounts receivable, including amounts due from factor	$3,889	100%	$2,908	100%

Customer concentration:
Customer 1.	$2,550	66%	$850	29%
Customer 4.	93	2%	573	20%
Customer 5.	318	8%	337	12%
Total.	$2,961	76%	$1,760	61%

PRO-DEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Information with respect to suppliers that accounted for purchases in excess of 10% of our total purchases in either of the three-month and the nine-month periods ended March 31, 2017 and 2016, is as follows (in thousands, except percentages):

	Three Months Ended March 31,
	2017		2016
	Amount	Percent of Total	Amount	Percent of Total
Total purchases	$3,538	100%	$3,282	100%

Supplier concentration:
Supplier 1	$184	5%	$545	17%
Supplier 2	394	11%	356	11%
Total	$578	16%	$901	28%

	Nine Months Ended March 31,
	2017		2016
	Amount	Percent of Total	Amount	Percent of Total
Total purchases	$9,824	100%	$8,662	100%

Supplier concentration:
Supplier 1	$909	9%	$850	10%
Supplier 2	909	9%	1,051	12%
Total	$1,818	18%	$1,901	22%

Accounts payable due to Supplier 1 and Supplier 2 represented 29% and 8% of total accounts payable as of March 31, 2017 and June 30, 2016, respectively.

NOTE 11. NOTES PAYABLE AND FINANCING TRANSACTIONS

Summit Financial Resources LP

On September 9, 2015 we entered into a Loan and Security Agreement (the “Summit Loan”) with Summit Financial Resources LP, whereby we could borrow up to $1.0 million against our eligible receivables, as defined in the agreement. Borrowed funds bore interest at a rate of prime plus 2 percent (5.75%), and incurred an additional administrative fee of 0.7 percent on the monthly average outstanding balance. The Summit Loan had an initial period of 18 months. During the three and nine months ended March 31, 2017 we borrowed $0 and $600,000, respectively, under the Summit Loan, which amounts were paid in full by March 31, 2017. On March 9, 2017, we terminated the Summit Loan in accordance with its terms. Therefore as of March 31, 2017 we no longer present amounts due from factor.

Jules & Associates

On July 21, 2016, we entered a master equipment lease agreement with Jules and Associates, Inc. to lease a specific machine used in our inspection process. The cost of the equipment was approximately $106,000 and the lease provides for 36 monthly payments in the amount of $3,121, as well as interim rent in the amount of $7,388. The lease was subsequently assigned to Hitachi Capital America Corporation. The balance owed on the lease as of March 31, 2017 is approximately $81,000.

PRO-DEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Fineline Molds

In conjunction with our acquisition of the assets of Fineline we issued a promissory note to Fineline in the amount of $100,000 which bears interest at 4% per annum and requires sixteen equal quarterly payments of principal and accrued interest in the amount of $6,794. The note is secured by all of the assets acquired by us from Fineline. The balance owed on the note as of March 31, 2017 and June 30, 2016 was approximately $52,000 and $70,000 respectively.

Fortitude Income Funds

The Company borrowed $500,000 from Fortitude Income Funds, LLC (“Fortitude”) under a promissory note dated September 8, 2015. The loan bore interest at 12 percent per annum, contained a loan origination fee of $15,000 plus expenses, and required monthly interest only payments until its maturity originally scheduled on March 15, 2016. We repaid the loan in full on February 22, 2016.

NOTE 12. SHARE REPURCHASE PROGRAM

In September, 2013 our Board approved a share repurchase program authorizing the Company to repurchase up to 750,000 shares of our common stock. In accordance with, and as part of, this share repurchase program, our Board approved, on March 22, 2016, the adoption of a prearranged share repurchase plan intended to qualify for the safe harbor Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (“10b5-1 Plan” or “Plan”). The Plan became effective on March 23, 2016 and terminated on July 6, 2016 in accordance with its provisions. Additionally, during the quarter ended September 30, 2016, our Board approved a subsequent 10b5-1 Plan, which became effective on September 8, 2016 and terminates on the earlier of September 8, 2017 or when and if the maximum shares are repurchased. During the quarter ended December 31, 2016, the Investment Committee of our Board approved an additional concurrently running 10b5-1 Plan, which became effective on December 8, 2016 and terminates on the earlier of December 8, 2017 or when and if the maximum shares are repurchased. During the three and nine months ended March 31, 2017, we repurchased 27,721 and 63,496 shares, respectively, at an aggregate cost of $144,000 and $312,000, respectively, inclusive of fees under the Plans. On a cumulative basis, we have repurchased a total of 232,957 shares under the share repurchase program at an aggregate cost of $920,000. All repurchases under the 10b5-1 Plans were administered through an independent broker. In February, 2017 our Board terminated the two effective 10b5-1 Plans in conjunction with the approval of the Company’s At The Market Offering Agreement (“ATM” or “ATM Agreement”) further described in Note 15.

NOTE 13. COMMITMENTS AND CONTINGENCIES

Legal Matters

In September 2015, Pro-Dex Sunfish Lake, LLC (“PDSL”) a subsidiary of the Company foreclosed its lien against the assets of Riverside (see Note 7). After the foreclosure, Scott Robertson (the former president of Riverside), Riverside and Heron Enterprises, LLC, an affiliated entity, asserted claims of breach of contract, fraudulent inducement and wrongful self-help eviction among others, against PDSL and another subsidiary of the Company, Pro-Dex Riverside LLC (“PDR”). PDSL and PDR asserted various claims, including slander of title, fraudulent misrepresentation, conversion and theft against each of those parties, in turn. In October 2016, the parties filed lawsuits against one another asserting the aforementioned claims. On February 8, 2017, a hearing was held to request dismissal of several of Robertson et al’s claims, which the court dismissed effective May 8, 2017. The court has also ordered that the parties mediate their dispute by July 2017. We are unable to quantify the value of the respective claims at this time, as the damages are unspecified in the pleadings. However, prior to the filing of the lawsuits, Mr. Robertson requested payment of $250,000 to fully settle the matter. We intend to pursue our claims and vigorously defend against the claims against us. While we believe that we are likely to prevail should this matter go to trial, there can be no assurances that we will prevail.

Additionally, two former employees have asserted claims of wrongful termination and unpaid commission earnings on March 20, 2017 and April 21, 2017, respectively. The former employees are seeking payments of $100,000 and $41,000, respectively. No amounts have been accrued relating to either matter and we intend to vigorously defend against these claims.

PRO-DEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In addition to the matters described above we are from time to time a party to various legal proceedings incidental to our business. There can be no certainty, however, that we may not ultimately incur liability or that such liability will not be material and adverse.

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

NOTE 15. AT THE MARKET OFFERING AGREEMENT

In February 2017, our Board approved an ATM Agreement with Ascendiant Capital Markets, LLC. The ATM Agreement allows the Company to sell shares of its common stock pursuant to specific parameters defined by the Company as well as those defined by the SEC and the ATM Agreement. Since the inception of the ATM no shares have been sold, but it allows for quick and agile sales of our common stock to interested investors and provides an opportunity to raise additional capital for working capital requirements or to fund strategic opportunities that may present themselves from time to time.

NOTE 16. SUBSEQUENT EVENTS

On April 19, 2017 we entered into a Business Loan Agreement (the “Loan Agreement”), dated effective March 28, 2017, with Farmers & Merchants Bank of Long Beach, a California corporation, providing for a $500,000 revolving loan facility (the “Revolving Loan Facility”). The Revolving Loan Facility is secured by substantially all of the assets of the Company. The Loan Agreement is attached as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on April 21, 2017.

On April 19, 2017 (the “Closing Date”), we entered into a Secured Convertible Promissory Note (the “Promissory Note”) with Monogram Orthopaedics Inc. (“Monogram” or the “Borrower”). Monogram is a New York based medical device start-up specializing in precision, patient specific orthopedic implants.

Pursuant to the terms of the Promissory Note, the Company advanced Monogram $450,000, and upon Monogram’s satisfaction of certain milestones, as determined by us in good faith, within three months after the Closing Date the Company will advance an additional $350,000. The Promissory Note bears interest at 4% per annum calculated on a 360-day year and matures on April 19, 2019, upon which the outstanding principal and accrued interest will become due and payable if not converted to Borrower’s common stock. The Promissory Note is attached as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on April 25, 2017.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited interim condensed consolidated financial statements and the related notes and other financial information appearing elsewhere in this report.

COMPANY OVERVIEW

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of the results of operations and financial condition of Pro-Dex, Inc. (“Company”, “Pro-Dex”, “we”, “our” or “us”) for the three and nine-month periods ended March 31, 2017 and 2016. This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and the Notes thereto included elsewhere in this report. This report contains certain forward-looking statements and information. The cautionary statements included herein should be read as being applicable to all related forward-looking statements wherever they may appear. Our actual future results could differ materially from those discussed herein.

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

In addition to our principal operations described above, our Fineline Molds division, located in San Dimas, California manufactures plastic injection molds for a wide variety of industries. The name Fineline Molds, a division of Pro-Dex, is used to distinguish our acquired business and we filed a fictitious name statement in Los Angeles County where we operate this division.

Through January 27, 2017, our OMS division located in Beaverton, Oregon developed, designed and manufactured multi-axis motion controllers. These products are often found in scientific research facilities and high tech manufacturing operations around the world. This division was sold on January 27, 2017 and has been classified as a discontinued operation in conformity with applicable accounting guidance and the assets that were sold have been reclassified as assets held for sale on our condensed consolidated balance sheet as of June 30, 2016. Accordingly, unless otherwise indicated, OMS’s results have been reported as discontinued operations and removed from all financial discussions of continuing operations.

Through April, 2017, we provided engineering consulting and placement services, as well as quality and regulatory consulting services through our Engineering Services Division. Although we continue to provide engineering, quality and regulatory consulting services to our customers, we have ceased placement services and accordingly have disbanded our Engineering Services Division. The cessation of placement services is not expected to have a material impact on our financial position or results of operations.

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used or changes in the accounting estimate that are reasonably likely to occur could materially change the financial statements. Management believes that there have been no significant changes during the three and nine months ended March 31, 2017 to the items that we disclosed as our critical accounting policies in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our annual report on Form 10-K for the fiscal year ended June 30, 2016.

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

Simultaneously, we are working to build top-line sales through active proposals of new medical device products with new and existing customers, and completed a significant engineering project during the third quarter of fiscal 2017. Our patented adaptive torque-limiting has been very well received in the CMF market and we therefore anticipate continued investment in this area with research and development focused on applying this technology to other surgical applications. Additionally, as described in Note 16 to the Condensed Consolidated Financial Statements contained elsewhere in this report, in April 2017 we invested in Monogram, a medical device start-up specializing in precision, patient specific orthopedic implants. In conjunction with making the loan to Monogram, we were granted the exclusive right to develop, engineer, manufacture and supply certain products on behalf of Monogram. We are hopeful that this investment will generate future revenue streams as contemplated by planned future definitive development and supply agreements. However, we believe that this is a long-term, strategic investment which will likely take several years to cultivate and generate meaningful additional revenue, if at all.

As described more fully in Note 3 to the Condensed Consolidated Financial Statements contained elsewhere in this report, we sold our OMS division on January 27, 2017. Although unsolicited, this divestiture and resulting capital infusion will allow us to further invest in our core medical device product development efforts.

In summary, our current objectives are focused primarily on maintaining our relationships with our current medical device customers and investing in additional research and development activities to bring new medical device products to market, and continuing to promote active product development proposals to new and existing customers for both orthopedic shavers and screw drivers for a multitude of surgical applications, while monitoring closely the progress of all these individual endeavors. However, there can be no assurance that we will be successful in any of these objectives.

Description of Business Operations

Revenue

The majority of our revenue is derived from designing, developing and manufacturing surgical devices for the medical device and dental industries. The proportion of total sales by type is as follows (in thousands, except percentages):

	Three Months Ended March 31,				Nine Months Ended March 31,
	2017		2016		2017		2016
		% of Revenue		% of Revenue		% of Revenue		% of Revenue
Revenue:
Medical device and services	$5,876	89%	$3,864	75%	$13,736	84%	$10,521	74%
Industrial and scientific	220	3%	278	5%	713	4%	665	4%
Dental and component	131	2%	251	5%	574	4%	930	7%
Injection molds	276	4%	444	9%	700	4%	930	7%
Contract services (ESD)	37	1%	215	4%	402	3%	424	3%
Repairs and other	78	1%	124	2%	221	1%	729	5%
	$6,618	100%	$5,176	100%	$16,346	100%	$14,199	100%

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

Sales of our medical device products and related development services increased $2.0 million and $3.2 million respectively, for the three and nine months ended March 31, 2017 compared to the corresponding periods of the prior fiscal year. Our medical device revenue to our largest customer increased $2.2 million and $4.4 million, respectively, for the three and nine months ended March 31, 2017 compared the corresponding periods of the prior fiscal year, due to an increase in sales of a surgical handpiece designed to be used in orthopedic surgery applications as we completed our production level ramp to ship to the expected 150 units per month that the customer has requested during the second quarter of this fiscal year. During the third quarter of fiscal 2017, we completed the design of a CMF screwdriver and recorded approximately $750,000 in non-recurring engineering service revenue and also recorded $600,000 in initial product shipments for one of our medical device distributors. Separately, our former largest customer has replaced a primary product that we had sold to them with one that they manufacture in-house. Sales to this customer decreased by $900,000 and $1.8 million, respectively, for the three and nine months ended March 31, 2017 compared to the corresponding periods of the prior fiscal year. The decline in sales to this customer is also the primary reason for the reduction in repair revenue for the three and nine months ended March 31, 2017 compared to the corresponding periods of the prior fiscal year. Additionally, sales of another unique CMF hand piece to another significant customer declined by approximately $700,000 and $1.1 million for the three and nine months ended March 31, 2017 compared to the corresponding periods of the prior fiscal year. We expect our repair revenue for the remainder of fiscal 2017 will continue to be less than in the prior year as our other primary medical device products are relatively new and most repairs are covered under warranty.

Our dental and component revenue are generated from sales to many distributors and end-users whose purchasing activity can vary widely from year to year. These are legacy products, which although they continue to sell to many long-held customers, have not had a product line refresh, which may be a contributing factor to the 48% and 38% decline in sales for the three and nine months ended March 31, 2017, respectively, compared to the corresponding periods of the prior year. We are not currently investing time or resources to these products and we expect revenue will continue to decline.

Our ESD revenue declined significantly in the three months ended March 31, 2017 compared to the corresponding period of the prior year and no new placements have been made since June 2016. As a result we ceased offering placement services effective in April 2017.

At March 31, 2017, we had a backlog of approximately $12.9 million, of which $4.8 million is scheduled to be delivered in fiscal 2017 and the balance is scheduled to be delivered next fiscal year. Of the backlog, $8.6 million relates to purchase orders received from our largest customer and approximately $240,000 relates to Fineline Molds. We may experience variability in our new order bookings due to various reasons, including, but not limited to, the timing of major new product launches and customer planned inventory builds. However, we do not typically experience seasonal fluctuations in our shipments and revenues.

Cost of Sales and Gross Margin
(in thousands except percentages)

	Three Months Ended March 31,				Nine Months Ended March 31,
	2017		2016		2017		2016
		% of Total		% of Total		% of Total		% of Total
Cost of sales:
Product cost	$4,268	102%	$3,956	102%	$11,106	100%	$10,693	101%
Under (over)-absorption of manufacturing costs	46	1%	(161)	(4%)	52	—	(337)	(3%)
Inventory and warranty charges	(158)	(3%)	68	2%	(8)	—	201	2%
Total cost of sales	$4,156	100%	$3,863	100%	$11,150	100%	$10,557	100%

	Three Months Ended March 31,		Nine Months Ended March 31,		Year over Year ppt Change
	2017	2016	2017	2016	Three Months	Nine Months

Gross margin	37%	25%	32%	26%	12	6

Cost of sales for the three months ended March 31, 2017 increased $293,000 or 8 percent compared to the corresponding period of the prior fiscal year. The increase in total costs of sales is less than the 28 percent increase in revenue for the same period, due in large part to savings made by in-sourcing previously out-sourced manufactured parts. Under-absorption of manufacturing costs increased by $207,000 for the three months ended March 31, 2017 compared to the corresponding period of the prior fiscal year due primarily to adjustments made to lower our standard labor and overhead rates at the beginning of fiscal 2017 in anticipation of higher manufacturing volumes. Costs relating to inventory and warranty charges decreased by $226,000 for the third quarter ended March 31, 2017 compared to the third quarter of the prior fiscal year. Approximately $189,000 of the decrease relates to reductions in the estimated repair costs of products under warranty.

Gross profit increased by approximately $1.1 million or 88 percent for the three months ended March 31, 2017 compared to the corresponding period of the prior fiscal year, primarily as a result of the increase in revenue discussed above and the corresponding decrease in product costs associated with additional in-sourcing. Gross margin as a percentage of sales for the three months ended March 31, 2017 increased by approximately 12 percentage points compared to the corresponding period of the prior year due primarily to the cost savings introduced this fiscal year due to our investment in machinery and equipment that has allowed us to make certain machined parts that had been previously out-sourced.

Cost of sales for the nine months ended March 31, 2017 increased by $593,000 or 6 percent compared to the corresponding period of the prior fiscal year, primarily due to the increase in revenue of 15 percent for the same period, the reasons for which are discussed above. Additionally, product cost for the nine months ended March 31, 2017 did not increase in proportion to our increase in sales due to better controlling of costs through manufacturing efficiencies described above. Cost of sales reflects a $389,000 increase in under-absorbed manufacturing costs as we are under-absorbed by $52,000 for the nine months ended March 31, 2017, for the same reason as described above. Finally, the inventory and warranty charges decreased $209,000 during the nine months ended March 31, 2017 compared to the corresponding period of the prior fiscal year, primarily as a result of the change in estimated repair costs of products under warranty.

Gross profit increased $1.5 million or 43 percent for the nine months ended March 31, 2017 compared to the corresponding period of the prior year, primarily as a result of the increases in revenue of 15 percent and the cost savings discussed above. Gross margin increased by approximately 6 percentage points, compared to the corresponding period of the prior year.

Operating Expenses

Operating Costs and Expenses
(in thousands except % change)

	Three Months Ended March 31,				Nine Months Ended March 31,				Year over Year % Change
	2017		2016		2017		2016		Three Months	Nine Months
		% of Revenue		% of Revenue		% of Revenue		% of Revenue
Operating expenses:
Selling expenses	$132	2%	$171	3%	$439	3%	$564	5%	(23%)	(22%)
General and administrative expenses	725	11%	420	8%	1,894	12%	1,407	10%	73%	35%
Impairment of goodwill and long-lived intangibles	—	—	245	5%	113	1%	245	2%	(100%)	(54%)
Research and development costs	257	4%	301	6%	839	5%	829	6%	(15%)	1%
	$1,114	17%	$1,137	22%	$3,285	20%	$3,045	21%	(2%)	8%

Selling expenses consist of salaries and other personnel-related expenses for our business development departments as well as advertising and marketing expenses, and travel and related costs incurred in generating and maintaining our customer relationships. Selling expenses for the three and nine months ended March 31, 2017 decreased $39,000, or 23 percent, and $125,000, or 22 percent, respectively, compared to the corresponding periods of fiscal 2016. The decrease in selling expenses in the third quarter of fiscal 2017 compared to the prior fiscal year is primarily due to a $21,000 recovery of bad debt expense related to a Fineline customer. The decrease in selling expenses for the nine months ended March 31, 2017 compared to the corresponding period of fiscal 2016 is due to approximately $57,000 in reduced costs of the ESD division, $35,000 of which relates to a decrease in allocated costs as well as a reduction in commission expense of approximately $19,000. Additionally, approximately $39,000 of the decrease relates to the Fineline division, mostly due to decreased personnel costs. The remaining decrease relates primarily to a reduction of approximately $27,000 relating to the Huber division, which we have since impaired fully as described further below.

General and administrative expenses (“G&A”) consists of salaries and other personnel-related expenses of our accounting, finance and human resource personnel, as well as costs for outsourced information technology services, professional fees, directors’ fees, and other costs and expenses attributable to being a public company. G&A increased $305,000 during the three months ended March 31, 2017 and increased $487,000 for the nine months ended March 31, 2017, respectively, when compared to the corresponding periods of the prior fiscal year. The increase in total G&A expenses was primarily related to bonus expenses of $224,000 and $320,000 for the three and nine months ended March 31, 2017 respectively, as well as increased legal expenses most of which relate to the ongoing litigation described in Note 13 of the Condensed Consolidated Financial Statements contained elsewhere in this report.

During the third quarter of fiscal 2016, we recorded impairment charge of $245,000 related to the goodwill and intangibles related to the Fineline division, as a result of our annual impairment test. During the first quarter of fiscal 2017, we recorded an impairment charge of approximately $113,000 related to the Huber division relating to the customer list acquired in conjunction with our Huber acquisition, as we do not expect there to be any significant future cash flows resulting from these customer relationships.

Research and development costs generally consist of salaries, employer paid benefits, and other personnel related costs of our engineering and support personnel, as well as allocated facility and information technology costs, professional and consulting fees, patent-related fees, lab costs, materials, and travel and related costs incurred in the development and support of our products. Research and development costs for the three and nine months ended March 31, 2017 decreased $44,000 and increased $10,000, respectively, compared to the corresponding periods of the prior fiscal year. Our personnel expenses have declined for the three and nine months ended March 31, 2017 compared to the corresponding prior year periods in response to fewer customer development projects in the current fiscal year versus the prior fiscal year. Research and development expenses for the nine months ended March 31, 2017 increased by $10,000, or 1 percent, compared to the corresponding period of the prior fiscal year due primarily to increased internal project investments of approximately $58,000 and an increase of approximately $45,000 in allocated costs, offset by a decrease of $41,000 in personnel costs as well as a decrease of $49,000 in hardware and software related expenditures.

Interest Expense

Interest expense consists primarily of interest expense related to the loans and notes payable described more fully in Note 11 to the Condensed Consolidated Financial Statements contained elsewhere in this report and capital lease obligations for leased equipment. The decrease in interest expense for the three and nine months ended March 31, 2017 compared to the corresponding periods of the prior fiscal year relates to the repayment of the loan from Fortitude.

Income Tax Expense (Benefit)

The effective tax rates for the three and nine months ended March 31, 2017 and 2016 are lower than statutory tax rates due to our utilization of federal and state loss carryforwards. Additionally, during fiscal 2017 we released a valuation allowance in the amount of $3.8 million on the basis of management’s reassessment of the amount of its deferred tax assets that are more likely than not to be realized, in part because in the current fiscal year, we achieved three years of cumulative pre-tax income. The $3.8 million release of the valuation allowance results in a net tax benefit of $3.3 million after considering the federal impact of the reduction of the state valuation allowance. Of the tax benefit, $2.4 million has been realized as a discrete benefit as of March 31, 2017, and the remaining $900,000 is being realized as a reduction in the current year income tax from continuing operations since it relates to an increase in forecasted income from continuing operations during the current year. (See Note 8 of Notes to Condensed Consolidated Financial Statements contained elsewhere in this report.)

The $2.2 million of income tax benefit recorded to continuing operations for the nine months ended March 31, 2017 consists of the $2.4 million benefit from the reduction of the beginning of year valuation allowance that was recognized as a discrete benefit. Additionally the company recorded a $200,000 tax expense for a reduction of state tax losses recorded in prior years.

Discontinued Operations, net of income taxes

Income from Discontinued Operations

	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016
Revenues	$52	$161	$715	$673

Income (loss) from discontinued operations:
Gain on sale, net of taxes of $126,000	201	—	201	—
Income (loss) from discontinued operations, before taxes	$(28)	$(126)	$68	$(270)
Income tax (expense) benefit	12	—	(26)	—
Net income (loss) from discontinued operations	$185	$(126)	$243	$(270)

The sale of the OMS division was completed on January 27, 2017. The divestiture was completed in support of raising capital to invest in our core medical device product development efforts.

Liquidity and Capital Resources

Cash and cash equivalents at March 31, 2017 increased $1.4 million to $3.7 million as compared to $2.3 million at June 30, 2016. The following table includes a summary of our condensed consolidated statements of cash flows contained elsewhere in this report.

	As of and For the Nine Months Ended March 31,
	2017	2016
	(in thousands)
Cash provided by (used in):
Operating activities	$1,920	$(1,039)
Investing activities	$(183)	$1,794
Financing activities	$(332)	$—

Cash and Working Capital:
Cash and cash equivalents	$3,699	$1,452
Working Capital	$8,798	$7,517

Operating Activities

Net cash provided by operating activities was $1.9 million for the nine months ended March 31, 2017 primarily due to pre-tax income from continuing operations of $1.9 million and non-cash depreciation and amortization totaling $418,000 and a non-cash impairment of intangible assets of $113,000. Uses of cash arose from an increase in accounts receivable of $981,000 and a decrease in deferred revenue in the amount of $153,000. Offsetting these uses of cash was an increase in accounts payable, accrued liabilities and deferred rent, aggregating $118,000 and a decrease in inventory in the amount of $389,000.

Cash used in operating activities was $1.0 million for the nine months ended March 31, 2016 resulting primarily from our net income of $633,000, non-cash depreciation and amortization of $481,000, a decrease in deferred costs of $730,000 related to the development phase of certain contracts reaching the billable stage, offset by payments of accounts payable and accrued liabilities of $1.1 million, an increase in accounts receivable of $1.4 million as a result of higher sales, especially in the latter part of the third fiscal quarter of fiscal 2016, and a decrease in deferred revenue of $477,000, as we completed certain development contracts allowing us to recognize previously deferred revenue.

Investing Activities

During the nine months ended March 31, 2017 we sold the OMS division for $636,000, invested $336,000 in marketable equity securities of publicly traded companies and made capital expenditures primarily for manufacturing equipment in the amount of $552,000.

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

Financing Activities

During the nine months ended March 31, 2017 we spent $312,000 on the repurchase of company common stock pursuant to the share repurchase program described in more detail Note 12 to the Condensed Consolidated Financial Statements contained elsewhere in this report.

Cash flows from financing activities for the nine months ended March 31, 2016 netted to $0, however we did borrow and repay the principal amount of $2.1 million and $500,000, respectively, from Summit Financial Resources LP and Fortitude Income Funds LLC during the nine months ended March 31, 2016.

Financing Facilities & Liquidity Requirements for the next twelve months

As of March 31, 2017, our working capital was $8.8 million. We currently believe that our existing cash and cash equivalent balances as well as our account receivable balances and anticipated cash flows from operations will provide us sufficient funds to satisfy our cash requirements as our business is currently conducted for at least the next 12 months. Certain factors and events could negatively affect our cash flows, including but not limited to, if any of our significant customers are unable to perform due to cancelation of their ordered products and/or their inability to pay for such products in a timely manner.

Additionally, as disclosed elsewhere in this report, we have obtained a $500,000 revolving loan facility with our commercial bank Farmers and Merchants Bank of Long Beach. Although we have not drawn against the facility, having it in place provides us additional liquidity for working capital expenditures should the need arise.

We are focused on preserving our cash balances by monitoring expenses, identifying cost savings, and investing only in those development programs and products that we believe will most likely contribute to our profitability. As we execute on our current strategy we may require additional funding for our working capital needs. If such a need arises we plan to raise capital through our existing ATM described in more detail in Note 15 to the Condensed Consolidated Financial Statements contained elsewhere in this report.

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

In accordance with SEC rules, an evaluation was performed under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer of the effectiveness, as of March 31, 2017, of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). “Internal control over financial reporting” includes those policies and procedures that:

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

Based on that evaluation as of March 31, 2017, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective.

Internal Control over Financial Reporting

During the three months ended March 31, 2017, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 13 of Notes to Condensed Consolidated Financial Statements contained elsewhere in this report.

ITEM 1A. RISK FACTORS

Our business, future financial condition and results of operations are subject to a number of factors, risks and uncertainties, which are disclosed in Item 1A, entitled “Risk Factors” in Part I of our Annual Report on Form 10-K for our fiscal year ended June 30, 2016 as well as any amendments thereto or additions and changes thereto contained in this quarterly report on Form 10-Q for the quarter ended March 31, 2017. Additional information regarding some of those risks and uncertainties is contained in the notes to the condensed consolidated financial statements included elsewhere in this report and in Item 2, entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I of this report. The risks and uncertainties disclosed in our Form 10-K, our quarterly reports on Form 10-Q and other reports filed with the SEC are not necessarily all of the risks and uncertainties that may affect our business, financial condition and results of operations in the future.

There have been no material changes to the risk factors as disclosed in our annual report on Form 10-K for the fiscal year ended June 30, 2016, except as provided in any amendments thereto.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchases by the Company of its common stock during the quarter ended March 31, 2017 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2017 to January 31, 2017	18,127	$5.17	—	526,637
February 1, 2017 to February 28, 2017	9,594	$5.12	—	517,043
March 1, 2017 to March 31, 2017	—	—	—	517,043

All repurchases were made pursuant to the Company’s previously announced repurchase program.

ITEM 6. EXHIBITS

Exhibit	Description
10.1

At the Market Offering Agreement dated February 16, 2017 between Pro-De, Inc. and Ascendiant Capital Markets LLC. (incorporated by reference to Exhibit 1.1 to the Form 8-K filed by the Registrant on February 16, 2017)

10.2

Business Loan Agreement dated March 28, 2017 between Farmers and Merchants Bank of Long Beach and Pro-Dex, Inc. (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Registrant on April 21, 2017)

10.3 Ω

Secured Convertible Promissory Note dated April 19, 2017 by and between Pro-Dex Inc. and Monogram Orthapaedics Inc. (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Registrant on April 25, 2017)

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

———————

Ω

Portions of this Exhibit indicated in the body of the exhibit by “####” have been omitted pursuant to the Company’s request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended, and the omitted material has been separately filed with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRO-DEX, INC.

Dated: May 11, 2017	By:	/s/ Richard L. Van Kirk
Richard L. Van Kirk
Chief Executive Officer (Principal Executive Officer)

Dated: May 11, 2017	By:	/s/ Alisha K. Charlton
Alisha K. Charlton
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit	Description
10.1

At the Market Offering Agreement dated February 16, 2017 between Pro-De, Inc. and Ascendiant Capital Markets LLC. (incorporated by reference to Exhibit 1.1 to the Form 8-K filed by the Registrant on February 16, 2017)

10.2

Business Loan Agreement dated March 28, 2017 between Farmers and Merchants Bank of Long Beach and Pro-Dex, Inc. (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Registrant on April 21, 2017)

10.3 Ω

Secured Convertible Promissory Note dated April 19, 2017 by and between Pro-Dex Inc. and Monogram Orthapaedics Inc. (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Registrant on April 25, 2017)

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

———————

Ω

Portions of this Exhibit indicated in the body of the exhibit by “####” have been omitted pursuant to the Company’s request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended, and the omitted material has been separately filed with the Securities and Exchange Commission.