Form 10-K
period 2017-06-30
PRO DEX INC
filed 2017-09-14
CIK 788920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number: 000-14942

PRO-DEX, INC.

(Exact name of registrant as specified in its charter)

Colorado	84-1261240
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2361 McGaw Avenue, Irvine, CA	92614
(Address of Principal Executive Offices)	(Zip Code)

(949) 769-3200

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, no par value	NASDAQ Capital Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☑
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No ☑

As of December 31, 2016, the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing sales price on the Nasdaq Capital Market was approximately $10.8 million. For the purpose of this calculation shares owned by officers, directors and 10% stockholders known to the registrant have been deemed to be owned by affiliates. This calculation does not reflect a determination that persons are affiliates for any other purposes.

As of September 1, 2017, 4,193,791 shares of the registrant’s no par value common stock were outstanding.

Documents incorporated by reference:

Part III of this report incorporates by reference certain information from the registrant’s definitive proxy statement (the “Proxy Statement”) for its 2017 Annual Meeting of Shareholders. The Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

PRO-DEX, INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED JUNE 30, 2017

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

ITEM 1.

BUSINESS

Company Overview

Pro-Dex, Inc. (“Company”, “Pro-Dex”, “we”, “our”, “us”) specializes in the design, development and manufacture of powered rotary drive surgical and dental instruments used primarily in the orthopedic, spine, maxocranial facial and dental markets. Our Fineline Molds division, acquired in fiscal 2015, manufactures plastic injection molding for a variety of industries. Pro-Dex's products are found in hospitals, dental offices, and medical engineering labs around the world.

Through January, 2017, we also designed and manufactured multi-axis motion control systems used in factory automation and scientific research markets and these products can be found in scientific research facilities and high tech manufacturing operations around the world. We sold certain of the assets and the business operations of our OMS division located in Beaverton Oregon to our long time general manager of the division. This division has been classified as a discontinued operation in conformity with applicable accounting guidance and the assets that were sold have been reclassified as assets held for sale on our consolidated balance sheet as of June 30, 2016. Accordingly, unless otherwise indicated, OMS’s results have been reported as discontinued operations and removed from all financial discussions of continuing operations. (See Note 3 to the Consolidated Financial Statements contained elsewhere in this report).

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

Description of Business

The majority of our revenue is derived from designing, developing and manufacturing surgical devices for the medical device and dental industries. The proportion of total sales by type is as follows (in thousands, except percentages):

	Years Ended June 30,
	2017		2016
	(In thousands)
		% of Revenue		% of Revenue
Medical device and services	$18,584	85%	$14,292	75%
Industrial and scientific	882	4%	857	4%
Dental and component	786	4%	1,176	6%
Repairs	302	1%	809	4%
Other	1,389	6%	2,055	11%
Total Sales	$21,943	100%	$19,189	100%

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

	Years Ended June 30,
	2017		2016
	(In thousands)
		% of Revenue		% of Revenue
Irvine	$20,987	96%	$17,888	93%
San Dimas	956	4%	1,301	7%
Total Sales	$21,943	100%	$19,189	100%

In fiscal year 2017, our top 20 customers accounted for 94% of our sales compared to 92% in fiscal year 2016. In fiscal 2017, we had one customer, included in medical device revenue above, that accounted for 50% of sales with our next largest customer accounting for 7% of sales. This compares to fiscal year 2016, when we had three customers, all included in medical device revenue above, that each provided more than 10% of our revenue, cumulatively totaling 59% of sales. In many cases, including our largest customers, disclosure of customer names is prohibited by confidentiality agreements with such entities. We have no plans to discontinue the sales relationships with our existing significant customers. Our largest customer in fiscal 2015 and previous years replaced a primary product that we sold to them with one that they now manufacture. Therefore, although we continued to have sales to this customer in fiscal 2017, we expect revenue to this customer to continue to decline. This customer accounted for $1.5 million or 7% of revenue in fiscal 2017, $3.6 million or 19% of revenue in fiscal 2016 and $6.6 million or 55% of revenue in fiscal 2015.

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

Simultaneously, we are working to build top-line sales through active proposals of new medical device products with new and existing customers, and completed a significant engineering project during the third quarter of fiscal 2017. Our patented adaptive torque-limiting has been very well received in the CMF market and we therefore anticipate continued investment in this area with research and development focused on applying this technology to other surgical applications. Additionally, in April 2017 we invested in Monogram Orthopaedics Inc. (“Monogram”), a medical device start-up specializing in precision, patient specific orthopedic implants. In conjunction with making the loan to Monogram, we were granted the exclusive right to develop, engineer, manufacture and supply certain products on behalf of Monogram. We are hopeful that this investment will generate future revenue streams as contemplated by planned future definitive development and supply agreements. However, we believe that this is a long-term, strategic investment which will likely take several years to cultivate and generate meaningful additional revenue, if at all.

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

At June 30, 2017, we had a backlog of $8.7 million compared with a backlog of $11.3 million at June 30, 2016. We have experienced, and may continue to experience, variability in our new order bookings due to, among other reasons, the launch of new products, the timing of customer orders based on end-user demand and customer inventory levels. We do not typically experience seasonal fluctuations in our shipments and revenues.

Segments

With the sale of the OMS division this fiscal year and the conscious decision to cease the placement services through our Engineering Services Division, we no longer have reportable segments. The OMS division was historically the only division that was significant enough to require segment disclosures and as such, effective with this divestiture, we no longer require segment disclosure as our business is currently run.

Competition

The markets for products in the industries served by our customers are intensely competitive, and we face significant competition from a number of different sources. Several of our competitors have significantly greater name recognition, as well as substantially greater financial, technical, product development and marketing resources, than us.

We compete in all of our markets with other major medical device companies. As a provider of outsourced services, we also compete with our customers’ own internal development and manufacturing groups. Competitive pressures and other factors, such as new product or new technology introductions by us, our customers’ internal development and manufacturing departments, or our competitors, may result in price or market share erosion that could have a material adverse effect on our business, results of operations and financial condition. Also, there can be no assurance that our products and services will achieve broad market acceptance or will successfully compete with other products targeting the same customers.

Research and Development

We conduct research and development activities to both maintain and improve our market position. Our research and development effort involves the design and manufacture of products that perform specific applications for our existing and prospective customers. Our research and development activities are focused on:

•	expanding our knowledge base in the medical device industry to solidify our products with current customers and expand our customer base;
•	advancing applicable technologies; and
•	enhancing our product lines.

In certain instances we may share research and development costs with our customers by billing for non-recurring engineering services. Revenue recognized for non-recurring engineering services represented 4% and 6% of our revenue in fiscal year 2017 and 2016, respectively. During recent years, we have entered into certain development and supply contracts, the development portions of which provide for billable non-recurring engineering service fees. Such fees are recognized as revenue generally upon successful completion of the non-recurring engineering services. During fiscal 2017, we completed the development of a surgical handpiece for a customer and began shipping products to this customer. Revenue for this development contract was recorded under the milestone completion method and we recognized revenue of $752,000 and $367,000 during fiscal 2017 and 2016, respectively. During the second quarter of fiscal 2016 we completed the development portion of a contract entered into during fiscal 2013 allowing us to record approximately $660,000 in non-recurring engineering service revenue, also included in medical device and services revenue. We will continue to pursue other revenue-generating development projects. Accordingly, we believe that non-recurring engineering fees could represent a greater share of our revenue in the future, but there can be no assurance that we will be successful in these endeavors.

During each of the fiscal years ended June 30, 2017 and 2016, we incurred research and development expenses amounting to $1.2 million, which costs exclude labor and related expenses of $247,000 and $412,000 in fiscal 2017 and 2016 respectively, that were shared with our customers through billings for non-recurring engineering services.

Employees

At June 30, 2017, we had 76 employees comprised of 70 employees in Irvine, California and 6 in San Dimas, California as well as 5 temporary employees working in Irvine, California. At June 30, 2016, we had 76 full-time employees comprised of 60 employees in Irvine, California 9 in Beaverton, Oregon 6 in San Dimas, California and 1 in Boston, Massachusetts, as well as 28 temporary employees, 16 of whom were working on an ESD contract in New Jersey and the balance were working in Irvine, California. None of our employees are a party to any collective bargaining agreements with us. We consider our relationships with our employees to be good.

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

Management believes that each of our facilities has manufacturing systems and processes that are based on established Quality Management System standards. In addition, we believe that our Irvine, California facility is compliant with applicable Good Manufacturing Practices promulgated by the FDA, and is compliant with applicable ISO standards set forth by the International Organization for Standardization.

Patents, Trademarks and Licensing Agreements

We hold patents relating to miniature rotary drive products and torque-limiting screwdrivers. Our patents have varying expiration dates. The near term expiration of the patents, if any, is not expected to cause any change in our revenue-generating operations as the revenue from the products associated with those patents is not material.

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

We have certain federally registered trademarks relating to our products, including Pro-Dex® along with a number of other common law trademarks.

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

In fiscal year 2017, our top 20 customers accounted for 94% of our sales, with our current largest customer accounting for 50% of our sales. This customer has made purchase commitments to us through calendar 2018. The loss of this customer or any of our significant customers, would severely impact us, including having a material adverse effect on our business, financial condition, cash flows, revenue and results of operations. As previously discussed, our former largest customer has informed us that they have replaced a primary product that we sell with one that they now manufacture. Therefore, although we expect to continue to have sales to this customer in fiscal 2018, we expect revenue to this customer to continue to decline.

A substantial portion of our business is derived from our core business area that, if not serviced properly, may result in a material adverse impact upon our business, results of operations and financial condition.

In fiscal year 2017, we derived 85% of our revenue from sales of our medical device products and related services. We believe that a primary factor in the market acceptance of our products and services is the value they create for our customers. Our future financial performance will depend in large part on our ability to continue to meet the increasingly sophisticated needs of our customers through the timely development, successful introduction and implementation of new and enhanced products and services, while at the same time continuing to provide the value our customers have come to expect from us. We have historically expended a significant percentage of our revenue on product development and believe that significant continued product development efforts will be required to sustain our growth. Continued investment in our sales and marketing efforts will also be required to support future growth.

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

In fiscal 2017 we invested in Monogram Orthopaedics Inc. (“Monogram”), a start-up technology company which requires additional funding to complete its regulatory path. If Monogram is not successful in raising the funds it needs to bring its technology to market, it could negatively impact our results of operations and financial condition.

We recently invested $450,000 in Monogram through a secured convertible promissory note, which funds shall be used as seed money to assist Monogram in progressing to its next stage of financing, which additional financing we understood will be required to allow Monogram to complete its FDA regulatory approval requirements. If Monogram is not successful in raising the additional capital it requires, we may need to impair our existing and/or future investments in Monogram, which would be adverse to our results of operations and financial condition.

In recent years, we have launched many new medical device products and our estimates of warranty claims are based largely on our previous history from similar legacy products and if actual warranty claims exceed our estimates, it could have an adverse effect on our results of operations and financial condition.

We have recently completed significant medical device development projects in the craniomaxillofacial (“CMF”) surgical segment as well as a surgical handpiece used for orthopedic applications for which we have made estimates of product warranty claims based upon similar, legacy products. If the actual repair volumes or repair costs exceed the estimates that we have been using, we may incur additional costs which could be materially adverse to our results of operations and financial condition.

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

We compete in all of our markets with other major surgical device and related companies. As a provider of outsourced products and services, we also compete with our customers’ own internal development groups. Competitive pressures and other factors, such as new product or new technology introductions by us, our customers’ internal development and manufacturing departments, or our competitors may result in price or market share erosion that could have a material adverse effect on our business, results of operations and financial condition. Also, there can be no assurance that our products and services will achieve broad market acceptance or will successfully compete with other products.

The industry in which we operate is subject to significant technological change and any failure or delay in addressing such change could adversely affect our competitive position or could make our current products obsolete.

The medical device market is generally characterized by rapid technological change, changing customer needs, frequent new product introductions and evolving industry standards. The introduction of products incorporating new technologies and the emergence of new industry standards could render our existing products obsolete and unmarketable. There can be no assurance that we will be successful in developing and marketing new products that respond to technological changes or evolving industry standards.

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

As of August 18, 2017, two of our directors, Nicholas J. Swenson and Raymond E. Cabillot, controlled voting power over approximately 41% (27% and 14%, respectively) of the outstanding shares of our common stock. As a result of such voting control, these directors will have significant influence over all matters submitted to our shareholders for approval, including the election of our directors and other corporate actions, and may have interests that conflict with our interests and the interests of other shareholders.

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

Many of our products are complex and technologically advanced. Such products may, from time to time, be the subject of claims concerning product performance and construction, including warranty claims. While we are committed to correcting such problems as soon as possible, there is no assurance that solutions will be found on a timely basis, if at all, to satisfy customer demands or to avoid potential claims or litigation. Also, due to the location of our facilities, as well as the nature of our business activities, there is a risk that we could be subject to litigation related to environmental remediation claims. We maintain insurance to protect against claims associated with the manufacture and use of our products as well as environmental pollution, but there can be no assurance that our insurance coverage will adequately cover any claim asserted against us.

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

A high level of employee mobility and the aggressive recruiting of skilled personnel characterize the medical device industry. There can be no assurance that our current employees will continue to work for us. Loss of services of key employees could have a material adverse effect on our business, results of operations and financial condition. Furthermore, we may need to provide enhanced forms of incentive compensation to attract and retain such key personnel.

We have experienced losses in the past, and we cannot be certain that we will sustain our current profitability; we may need additional capital in the future to fund our businesses, which we may not be able to obtain on acceptable terms.

We have experienced operating losses in the past. Although we were profitable in fiscal 2017 and 2016, we incurred pre-tax losses from continuing operations of $446,000, $755,000, and $1,903,000 in fiscal 2015, 2014 and 2013, respectively. Our ability to achieve or sustain profitability is based on a number of factors, many of which are out of our control, including the material costs for our products and the demand for our products.

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

ITEM 1B.

UNRESOLVED STAFF COMMENTS

None.

ITEM 2.

PROPERTIES

Our executive offices and Irvine manufacturing facility are located at 2361 McGaw Avenue, Irvine, California 92614. We lease the 28,000 square foot facility from an unrelated third party at a current base monthly lease rate of $39,452 through the expiration of the lease in April 2018. The building is a one-story stand-alone structure of concrete “tilt-up” construction, approximately 25 years old and in good condition.

Our San Dimas office and manufacturing facility is located at 210 West Arrow Highway, Suites C & D, San Dimas, California 91773. The 3,680 square foot facility is leased from an unrelated third party, at a base monthly lease rate of $2,870 through the expiration of the lease in February 2019. The suites are located in a one-story building in an approximately 35-year-old industrial office complex and are in fair condition.

The current leased facilities are believed to be adequate for our expected needs. We believe each facility is in full compliance with applicable state, EPA and other agency environmental standards.

ITEM 3.

LEGAL PROCEEDINGS

See Note 11 of Notes to Consolidated Financial Statements contained elsewhere in this report.

ITEM 4.

MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted under the symbol “PDEX” on the automated quotation system of the Nasdaq Capital Market (“NASDAQ”). The following table sets forth for the quarters indicated the high and low sales prices of our common stock as reported by NASDAQ. The quotations reflect inter-dealer prices, without retail markup, markdown, or commissions, and may not necessarily represent actual transactions. On September 8, 2017, the last sale price of our common stock as reported by NASDAQ was $7.50 per share.

	High	Low
Year ended June 30, 2017:
First Quarter	$6.53	$4.41
Second Quarter	5.26	4.10
Third Quarter	5.60	4.55
Fourth Quarter	6.15	4.30
Year ended June 30, 2016:
First Quarter	$2.79	$2.00
Second Quarter	2.78	2.37
Third Quarter	3.82	2.24
Fourth Quarter	5.61	3.32

Holders

As of September 8, 2017, there were 143 holders of record of our common stock. This number does not include beneficial owners including holders whose shares are held in nominee, or “street,” name.

Dividends

We have never paid a cash dividend with respect to our common stock. The current policy of our Board of Directors is to retain any future earnings to provide funds for the operation and expansion of our business. Any determinations to pay dividends in the future will be at the discretion of our Board of Directors.

Repurchases

There were no repurchases during the fourth quarter of fiscal 2017.

Recent Sales

In February 2017, our Board approved an At The Market Offering Agreement (“ATM” or ATM Agreement”) with Ascendiant Capital Markets, LLC (“Ascendiant”). The ATM Agreement allows the Company to sell shares of its common stock pursuant to specific parameters defined by the Company as well as those defined by the SEC and the ATM Agreement. During the fiscal quarter ended June 30, 2017 we sold 8,276 shares of common stock and raised proceeds of $48,000 net of commissions and paid fees to Ascendiant totaling $1,500. The shares were sold pursuant to the Company’s shelf registration statement on Form S-3, as amended (File No. 333-215032) which was declared effective on February 8, 2017 by the SEC.

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

Overview

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of the Company’s results of operations and financial condition for the fiscal years ended June 30, 2017 and 2016. The income from discontinued operations included in our consolidated statement of operations relates to the sale of our OMS division, which we sold in January, 2017.

The Company, headquartered in Irvine, California specializes in the design, development and manufacture of autoclavable, battery-powered and electric, multi-function surgical drivers and shavers used primarily in the orthopedic, spine, and maxocranial facial markets. The Company also sells dental instruments and rotary air motors. Our products are found in hospitals, dental offices, medical engineering labs, scientific research facilities and high-tech manufacturing operations around the world.

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

Revenue Recognition

Revenue on product sales is recognized upon shipment to the customer when risk of loss and title transfer to the customer and all other conditions required by GAAP, as promulgated by the Financial Accounting Standards Board (“FASB”) in Accounting Standards Codification (“ASC”) Section 605 “Revenue Recognition” have been satisfied.

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

Investments

Investments reported on the June 30, 2017 balance sheet consist of marketable equity securities of publicly held companies. The investments were made to realize a reasonable return, although there is no assurance that positive returns will be realized. Investments are marked to market at each measurement date, with unrealized gains and losses, net of income taxes, presented as adjustments to accumulated other comprehensive income or loss.

Long-lived Assets

We review the recoverability of long-lived assets, consisting of equipment and leasehold improvements, when events or changes in circumstances occur that indicate carrying values may not be recoverable.

Goodwill & Intangibles

We recorded goodwill and a trade name in conjunction with the asset purchase of Fineline Molds during fiscal 2015. We assess the potential impairment of goodwill and trade name on an annual basis, or more frequently if there are events or changes in circumstances that may indicate potential impairment. Other intangibles consist of legal fees incurred in connection with patent applications, capitalized software development costs, covenant not to compete, and customer lists including backlog. Both the legal fees and the capitalized software development costs will be amortized over the estimated product life of the underlying product related to the associated patent and software development costs. The covenant not to compete and customer list including backlog relate to assets acquired in conjunction with the purchase of Huber Precision and Fineline Molds and will be amortized over their estimated useful lives.

Notes Receivable

Notes receivable are stated at unpaid principal balance and are subject to impairment losses.  Management considers a note impaired when based upon current information or factors it is probable that the principal and interest payments will not be collected, or converted to equity, according to the terms of the secured convertible promissory note.

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

Income Taxes

We recognize deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of our assets and liabilities along with net operating loss and tax credit carryovers. Deferred tax assets at June 30, 2017 and 2016 consisted primarily of basis differences related to research and development tax credit utilization, intangible assets, accrued expenses and inventories.

Significant management judgment is required in determining our provision for income taxes and the recoverability of our deferred tax assets. Such determination is based on our historical taxable income, with consideration given to our estimates of future taxable income and the periods over which deferred tax assets will be recoverable. In evaluating our ability to recover our deferred tax assets, we consider all available positive and negative evidence, including reversals of deferred tax liabilities, projected future taxable income and results of recent operations. The assumptions about future taxable income require significant judgment and are consistent with the plans and estimates we are using to manage the underlying business. In evaluating the objective evidence that historical results provide, we consider three years of cumulative operating income (loss). During fiscal 2017, we released approximately $3.3 million of the tax effected valuation allowance, as the Company determined that it was more likely than not that it would generate sufficient levels of profitability to realize substantially all of its deferred tax assets.

Results of Operations for the Fiscal Year Ended June 30, 2017 Compared to the Fiscal Year Ended June 30, 2016

The following tables set forth results from continuing operations for the fiscal years ended June 30, 2017 and 2016:

	Years Ended June 30,
	2017		2016
	(Dollars in thousands)
		% of Net Sales		% of Net Sales
Net sales	$21,943	100%	$19,189	100%
Cost of sales	14,757	67%	14,271	74%
Gross profit	7,186	33%	4,918	26%
Selling expenses	585	3%	780	4%
General and administrative expenses	2,529	12%	1,882	10%
Impairment of goodwill and intangible assets	113	1%	245	1%
Research and development costs	1,225	6%	1,204	6%
	4,452	20%	4,111	21%
Operating income	2,734	12%	807	4%
Other income, net	18	—	321	2%
Income from continuing operations before income taxes	2,752	13%	1,128	6%
Income tax expense (benefit)	(2,089)	(10%)	25	—
Net income from continuing operations	$4,841	22%	$1,103	6%

Net Sales

The majority of our revenue is derived from designing, developing and manufacturing powered surgical instruments for medical device original equipment manufacturers, dental instruments, and rotary air motors. The proportion of total sales by product/service type is as follows:

	Years Ended June 30,				Increase (Decrease) From 2016 To 2017
	2017		2016
	(Dollars in thousands)
		% of Net Sales		% of Net Sales
Net sales:
Medical device and services	$18,584	85%	$14,292	75%	30%
Industrial and scientific	882	4%	857	4%	3%
Dental and component	786	4%	1,176	6%	(33%)
Repairs	302	1%	809	4%	(63%)
Other	1,389	6%	2,055	11%	(32%)
	$21,943	100%	$19,189	100%	14%

Net sales in fiscal 2017 increased by $2.8 million, or 14%, as compared to fiscal 2016, due primarily to an increase in medical device sales of $4.3 million offset by a decrease in dental and component revenue of $390,000, repair revenue of $507,000 and other revenue of $666,000. During fiscal 2017 sales to our largest customer increased by $5.9 million to $10.9 million up from $5.0 million in fiscal 2016. We manufacture a surgical handpiece designed to be used in orthopedic surgery applications for this customer and we ramped up sales volume to approximately 150 units per month during fiscal 2017 year compared to an average of 50 to 100 units during fiscal 2016. Offsetting the increases from this customer, sales to our oldest and formerly most significant customer in medical device have decreased by approximately $2.1 million, from $3.6 million to $1.5 million, of which approximately $500,000 relates to repairs, this fiscal year compared to the prior fiscal year. This customer replaced a primary product that we used to sell to them with one that they now manufacture. Therefore, although we expect to continue to have sales to this customer in fiscal 2018, we expect revenue to this customer to continue to decline.

Our dental and component revenue are generated from sales to many distributors and end-users whose purchasing activity can vary widely from year to year. Our dental and component products are legacy products, which although they continue to sell to many long-held customers, have not had a product line refresh, which may be a contributing factor to the decrease in sales of $390,000 in fiscal 2017 compared to the prior fiscal year. Our repair revenue declined $507,000 in fiscal 2017 compared to fiscal 2016, driven by the reduced sales to our former largest medical device customer, described above. Finally, our other revenue decreased $666,000 in fiscal 2017 compared to the prior fiscal year and it includes revenue generated from our Fineline Molds and Engineering Services Division of $956,000 and $437,000, respectively, in the current year, representing decreases of $345,000 and $293,000, respectively, compared to fiscal 2016. The $345,000 decrease in sales of Fineline Molds is due in part to fiscal 2017 sales mix being comprised of more repair and smaller jobs as compared to the prior fiscal year. The $293,000 decrease in Engineering Services Division revenue relates to the completion of the contract for temporary employees in New Jersey. As indicated previously, in April 2017 we made a conscious decision to disband our Engineering Services Division.

At June 30, 2017, we had a backlog of $8.7 million compared with a backlog of $11.3 million at June 30, 2016. We have experienced, and may continue to experience, variability in our new order bookings due to, among other reasons, the launch of new products, the timing of customer orders based on end-user demand and customer inventory levels. We do not typically experience seasonal fluctuations in our shipments and revenues.

Cost of Sales and Gross Margin

	Years Ended June 30,				Increase (Decrease) From 2016 To 2017
	2017		2016
	(Dollars in thousands)
		% of Net Sales		% of Net Sales
Cost of sales:
Product costs	$14,597	67%	$14,587	76%	—
Accrued losses on product development services	—	—	62	—	(100%)
Under (over)-absorption of manufacturing overhead	115	—	(594)	(3%)	119%
Inventory and warranty charges	45	—	216	1%	(79%)
Total cost of sales	$14,757	67%	$14,271	74%	3%

Cost of sales in fiscal 2017 increased $486,000, or 3%, from fiscal 2016, due primarily to a $709,000 increase in absorption of manufacturing overhead offset by a decrease in inventory and warranty charges of $171,000 and accrued losses on product development services of $62,000. The increase in total costs of sales is less than the 14 percent increase in revenue for the same period, due in large part to savings made by in-sourcing previously out-sourced manufactured parts. Our gross margin increased from 26 percent in fiscal 2016 to 33 percent in fiscal 2017, largely due to these savings. During fiscal 2017 we did not incur any losses from the development services portion of certain contracts compared to $62,000 in fiscal 2016, due to improved project management. Under-absorption of manufacturing costs increased by $709,000 for fiscal 2017 compared to fiscal 2016 due primarily to adjustments made to lower our standard labor and overhead rates at the beginning of fiscal 2017 in anticipation of higher manufacturing volumes. Costs related to inventory and warranty charges decreased $171,000 in fiscal 2017 compared to 2016 due primarily to $337,000 in decreased warranty expenses and an increase of $166,000 in inventory charges.

Operating Expenses

	Years Ended June 30,				Increase (Decrease) From 2016 To 2017
	2017		2016
	(Dollars in thousands)
		% of Net Sales		% of Net Sales
Operating expenses:
Selling expenses	$585	3%	$780	4%	(25%)
General and administrative expenses	2,529	11%	1,882	10%	34%
Impairment of goodwill and intangible assets	113	—	245	1%	(54%)
Research and development costs	1,225	6%	1,204	6%	2%
	$4,452	20%	$4,111	21%	8%

Selling expenses consist of salaries and other personnel-related expenses related to our business development departments, as well as trade show attendance, advertising and marketing expenses, and travel and related costs incurred in generating and maintaining customer relationships.

Selling Expenses by division
(in thousands except % of total)

	Years Ended June 30,				Decrease From 2016 To 2017
	2017		2016
	(Dollars in thousands)
		% of Total		% of Total
Selling expenses:
Pro-Dex (Irvine)	$188	32%	$254	32%	(26%)
ESD Division (Irvine)	262	45%	325	42%	(19%)
Fineline Division (San Dimas)	135	23%	201	26%	(33%)
	$585	100%	$780	100%	(25%)

Selling expenses for Pro-Dex Irvine during the fiscal year ended June 30, 2017 decreased $66,000, or 26%, compared to fiscal 2016 mostly due to the fact that the Huber intangible assets which had been amortized in the prior fiscal year were impaired during the first quarter of fiscal 2017. The prior fiscal year amortization accounts for approximately $30,000 of the decrease, with the remaining decrease related to reduced commission and bonus expense of $20,000 and external consulting fees of $13,000. As previously discussed we disbanded our engineering services division (“ESD”) during the fourth quarter of fiscal 2017, due to poor performance, resulting in selling expenses for this division decreasing $63,000 in fiscal 2017 compared to fiscal 2016, mostly due to reduced personnel expenses. The decrease in the Fineline division selling expenses in fiscal 2017 is due to reduced commission expense of approximately $40,000 and a recovery of bad debt expense in the amount of $15,000, which amount had been expensed during fiscal 2016.

General and administrative expenses (“G&A”) consist of salaries and other personnel-related expenses for corporate, accounting, finance and human resource personnel, as well as costs for outsourced information technology services, professional fees, directors’ fees and costs associated with being a public company. The $647,000 increase in G&A expenses from fiscal 2016 to 2017 is due primarily to bonus accruals and increased legal and professional fees. Much of the increased legal fees relate to the ongoing litigation described in Note 11 of the Consolidated Financial Statements contained elsewhere in this report.

Impairment of goodwill and intangible assets relates to the Huber customer list during fiscal 2017 and Fineline during fiscal 2016 as a result of our annual impairment test described more fully in Note 4 of Notes to Consolidated Financial Statements contained elsewhere in this report.

Research and development costs consist of salaries and other personnel-related costs of our product development and engineering personnel, related professional and consulting fees, and costs related to intellectual property, laboratory usage, materials, and travel and related costs incurred in the development and support of our products. While the increase in research and development costs was only $21,000 in fiscal 2017 as compared to fiscal 2016, the specific cost components did fluctuate. Personnel and related expenses decreased by $262,000 offset by reduced billings to customers in the amount of $165,000 for NRE services and spending on a particular internal development project increased by $109,000.

Interest Expense

Interest expense consists primarily of interest expense related to the loans and notes payable described more fully in Note 10 to the Consolidated Financial Statements contained elsewhere in this report.

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

Income Taxes

The effective tax rate for the year ended June 30, 2017 is lower that the statutory rate primarily because we released a valuation allowance during the year in the amount of $3.3 million. Management concluded that it is more likely than not, that substantially all of its deferred tax assets will be realized, in part because in the current fiscal year, we achieved three years of cumulative pre-tax income and we have forecasted future income. The effective tax rate for the year ended June 30, 2016 is lower than the statutory tax rate due to our utilization of federal and state loss carryforwards.

The $2.1 million of income tax benefit recorded to continuing operations for fiscal 2017 consists of the $3.3 million benefit from the reduction of the valuation allowance, including $2.4 million federal benefit and $900,000 state benefit net of federal impact, offset by $900,000 of federal and state income taxes on current year income from continuing operations and by approximately $300,000 of tax expense for a reduction of state tax losses recorded in prior years.

We expect our effective tax rates for fiscal 2018 to be much closer to statutory rates.

Liquidity and Capital Resources

The following table is a summary of our Consolidated Statements of Cash Flows and Cash and Working Capital:

	As of and for the Years Ended June 30,
	2017	2016
	(In thousands)
Cash provided by (used in):
Operating activities	$3,235	$466
Investing activities	$(1,026)	$1,588
Financing activities	$(298)	$(457)

Cash, cash equivalents and working capital:
Cash and cash equivalents	$4,205	$2,294
Working capital	$9,341	$7,135

Cash Flows from Operating Activities

Cash provided by operating activities during fiscal 2017 was $3.2 million and relates primarily to our net income of $5.1 million offset by the non-cash increase in the deferred income tax receivables of $2.0 million due to the current year reversal of the valuation allowance. The changes in operating assets and liabilities net to a decrease of approximately $125,000.

Cash provided by operating activities during fiscal 2016 relates primarily to our net income of $822,000 and non-cash impairment charge of $245,000 and non-cash depreciation and amortization of $614,000 offset by both the gain on sale of Ramsey in the amount of $340,000 and increases in total accounts receivable, including amounts due from factor, in the amount of $523,000, consistent with our increase in net sales. Additionally, deferred revenue decreased $382,000 and our accounts payable, accrued expenses and deferred rent decreased by $1.3 million. Offsetting these uses of cash, our inventory decreased by $737,000 and our deferred costs decreased by $615,000 due to the completion of a product development contract.

Cash Flows from Investing Activities

Net cash used in investing activities in fiscal 2017 was $1.0 million. During the 2017 fiscal year, we invested $663,000 in the purchase of marketable equity securities under the direction of the Investment Committee of our Board, made capital expenditures in the amount of $606,000 primarily for manufacturing equipment and invested $450,000 in Monogram Orthopaedics Inc. through a promissory note as further described in Note 9 to the Consolidated Financial Statements contained elsewhere in this report. We also sold our OMS division in January 2017 for proceeds of $636,000.

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

Cash Flows from Financing Activities

During fiscal 2017 we borrowed and repaid the principal amount of $600,000 from Summit Financial Resources LP (“Summit”) and we spent $312,000 on the repurchase of 63,496 shares of our common stock pursuant to the share repurchase program described in more detail below.

During fiscal 2016 we borrowed and repaid the principal amount of $1.7 million and $500,000 from Summit and Fortitude Income Funds LLC, respectively. Additionally, we spent $454,000 on the repurchase of 99,688 shares of our common stock pursuant to the share repurchase program described in more detail below.

Liquidity Requirements for the Next 12 Months

As of June 30, 2017, our working capital was $9.3 million. We currently believe that our existing cash and cash equivalent balances together with our account receivable balances, will provide us sufficient funds to satisfy our cash requirements as our business is currently conducted for at least the next 12 months. In addition to our cash and cash equivalent balances, we expect to derive a portion of our liquidity from our cash flows from operations. We may also borrow against our $500,000 Revolving Loan Facility from Farmers & Merchants Bank of Long Beach.

We are focused on preserving our cash balances by monitoring expenses, identifying cost savings, and investing only in those development programs and products that we believe will most likely contribute to our profitability. As we execute on our current strategy, however, we may require debt and/or equity capital to fund our working capital needs and requirements for capital equipment to support our manufacturing and inspection processes. In particular, we have experienced negative operating cash flow in the past, especially as we procure long-lead time materials to satisfy our backlog, which can be subject to extensive variability. We believe that if we need to raise additional capital to fund our operations we can do so by selling additional shares of our common stock through our ATM.

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

The Investment Committee is comprised of Messrs. Swenson (Chair), Cabillot and Van Kirk.

The Investment Committee approved each of the investments comprising the $718,000 of marketable public equity securities held at June 30, 2017, which amount includes unrealized holding gains in the amount of $33,000, net of taxes at June 30, 2017.

In September 2013, our Board approved a share repurchase program authorizing the Company to repurchase up to 750,000 shares of our common stock under parameters to be determined by the Investment Committee. In accordance with, and as part of, this share repurchase program, our Board has approved the adoption of several prearranged share repurchase plans intended to qualify for the safe harbor Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (“10b5-1 Plan” or “Plan”). During the quarter ended September 30, 2016, our Board approved a 10b5-1 Plan, which became effective on September 8, 2016 and terminated on the earlier of September 8, 2017 or when and if the maximum shares are repurchased. During the quarter ended December 31, 2016, the Investment Committee of our Board approved an additional concurrently running 10b5-1 Plan, which became effective on December 8, 2016 and terminates on the earlier of December 8, 2017 or when and if the maximum shares are repurchased. During the fiscal year ended June 30, 2017, we repurchased 63,496 shares at an aggregate cost of $312,000, inclusive of fees under the Plans. On a cumulative basis, we have repurchased a total of 232,957 shares under the share repurchase program at an aggregate cost of $920,000. All repurchases under the 10b5-1 Plans were administered through an independent broker. In February, 2017 our Board terminated the two effective 10b5-1 Plans in conjunction with the approval of the Company’s ATM described further in Note 15 of Notes to Consolidated Financial statements contained elsewhere in this report.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, "Revenue from Contracts with Customers," which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. ASU 2014-09 requires an entity to recognize revenue depicting the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires enhanced revenue related disclosures. Application of the guidance in ASU 2014-09 is expected to require more judgment and estimates within the revenue recognition process compared to existing GAAP. ASU 2014-09 is required to be adopted by the Company in the first quarter of fiscal 2019. The Company expects to adopt the requirements of ASU 2014-09 using the modified retrospective adoption method. The Company also expects that disclosures related to revenue recognition including judgments made will increase compared to existing GAAP. The Company is currently evaluating the impact of the future adoption of ASU 2014-09 on its consolidated financial statements and does not currently expect significant changes in the timing of revenue recognition compared to existing GAAP.

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

In May 2017, the FASB issued Accounting Standards Update 2017-09, “Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting” (“ASU 2017-09”). The update provides guidance as to which changes to the terms or conditions of a share-based payment award should be accounted for as a modification under Topic 718. Specifically, an entity would not apply modification accounting if the fair value, vesting conditions, and classification of an award as an equity or liability instrument are the same immediately before and after the modification. The standard is effective for the Company for annual periods beginning after December 15, 2017. Early adoption is permitted and prospective application is required. The Company is currently evaluating the impact of the adoption of ASU 2017-09 on its consolidated financial statements.

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

PRO-DEX, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

The Shareholders and Board of Directors

Pro-Dex, Inc.

We have audited the accompanying consolidated balance sheets of Pro-Dex, Inc. and Subsidiaries (the “Company”) as of June 30, 2017 and 2016 and the related consolidated statements of operations and comprehensive income, shareholders’ equity and cash flows for each of the two years in the period ended June 30, 2017. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pro-Dex, Inc. and Subsidiaries as of June 30, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the two years in the period ended June 30, 2017, in conformity with accounting principles generally accepted in the United States of America.

/s/ Moss Adams LLP
Moss Adams LLP
Irvine, California
September 14, 2017

PRO-DEX, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 30,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$4,205	$2,294
Investments	718	—
Accounts receivable, net of allowance for doubtful accounts of $3 and $20 at June 30, 2017 and 2016, respectively	3,538	1,469
Due from factor	—	1,419
Deferred costs	12	238
Assets held for sale	—	287
Other current receivables	86	91
Inventory	3,085	3,364
Prepaid expenses	277	129
Total current assets	11,921	9,291
Plant, equipment and leasehold improvements, net	1,429	1,222
Goodwill	112	112
Intangibles, net	320	451
Deferred income taxes, net	2,048	—
Notes receivable (See Note 9)	450	—
Other assets	71	71
Total assets	$16,351	$11,147

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,159	$841
Accrued liabilities	1,344	1,076
Deferred revenue	19	212
Income taxes payable	—	1
Note payable	26	26
Capital lease obligations	32	—
Total current liabilities	2,580	2,156
Non-current liabilities:
Deferred rent	—	68
Notes and capital leases payable, net of current portion	61	46
Total non-current liabilities	61	114
Total liabilities	2,641	2,270

Commitments and Contingencies

Shareholders’ equity:
Common stock, no par value, 50,000,000 shares authorized; 4,025,193 and 4,052,987 shares issued and outstanding at June 30, 2017 and 2016, respectively	17,704	17,988
Accumulated other comprehensive income	33	—
Accumulated deficit	(4,027)	(9,111)
Total shareholders’ equity	13,710	8,877
Total liabilities and shareholders’ equity	$16,351	$11,147

See notes to consolidated financial statements.

PRO-DEX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In thousands, except per share data)

	Years Ended June 30,
	2017	2016

Net sales	$21,943	$19,189
Cost of sales	14,757	14,271
Gross profit	7,186	4,918

Operating expenses:
Selling expenses	585	780
General and administrative expenses	2,529	1,882
Impairment of goodwill and intangible assets	113	245
Research and development costs	1,225	1,204
Total operating expenses	4,452	4,111
Operating income	2,734	807
Other income (expense):
Interest and dividend income	27	—
Gain from sale of Investment in Ramsey Property	—	340
Gain from disposal of equipment	3	18
Interest expense	(12)	(37)
Total other income	18	321

Income from continuing operations before income taxes	2,752	1,128
Income tax (expense) benefit	2,089	(25)

Net income from continuing operations	4,841	1,103
Income (loss) from discontinued operations, net of income taxes	243	(281)
Net income	$5,084	$822
Other comprehensive income, net of tax:
Unrealized gain from marketable equity investments, net of income taxes	33	—
Comprehensive income	$5,117	$822

Basic income (loss) per share:
Net income from continuing operations	$1.20	$0.27
Income (loss) from discontinued operations	0.06	(0.07)
Net income	$1.26	$0.20

Diluted income (loss) per share:
Net income from continuing operations	$1.19	$0.27
Income (loss) from discontinued operations	0.06	(0.07)
Net income	$1.25	$0.20

Weighted average common shares outstanding:
Basic	4,040,308	4,141,353
Diluted	4,077,575	4,173,556

See notes to consolidated financial statements.

PRO-DEX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For The Years Ended June 30, 2016 and 2015

(In thousands, except share data)

	Common Shares		Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Number of Shares	Amount
Balance at June 30, 2015	4,139,579	$18,411	$—	$(9,933)	$8,478
Net income	—	—	—	822	822
Exercise of stock options	7,500	16	—	—	16
ESPP shares issued	5,596	11	—	—	11
Share-based compensation	—	4	—	—	4
Share repurchases	(99,688)	(454)	—	—	(454)
Balance at June 30, 2016	4,052,987	$17,988	$—	$(9,111)	$8,877
Net income	—	—	—	5,084	5,084
Exercise of stock options(1)	23,632	7	—	—	7
Net change in unrealized gain from marketable equity investments	—	—	33	—	33
ESPP shares issued	3,794	18	—	—	18
Share-based compensation	—	3			3
Shares issued under ATM(2)	8,276	—	—	—	—
Share repurchases	(63,496)	(312)	—	—	(312)
Balance at June 30, 2017	4,025,193	$17,704	$33	$(4,027)	$13,710

———————

(1)	During fiscal 2017 a total of 33,834 stock options were exercised and a total of 10,202 shares were used to effect a cashless exercise.
(2)	The proceeds raised from the ATM shares issued in the net amount of $48,000 were accounted for as a reduction of prepaid expenses related to establishing the ATM.

See notes to consolidated financial statements.

PRO-DEX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,084	$822
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	555	614
Gain on sale of OMS	(327)	—
Gain on sale of investment in Ramsey	—	(340)
Gain on sale or disposal of equipment	(3)	(18)
Impairment of goodwill and intangible assets	113	245
Share-based compensation	3	4
Deferred income tax benefit	(2,048)	—
Allowance for doubtful accounts	(17)	(16)
Changes in operating assets and liabilities:
Accounts receivable, due from factor and other current receivables	(633)	(523)
Deferred costs	226	615
Assets held for sale	(22)	—
Inventory	279	737
Prepaid expenses and other assets	(299)	(5)
Accounts payable, accrued expenses and deferred rent	518	(1,288)
Deferred revenue	(193)	(382)
Income taxes payable	(1)	1
Net cash provided by operating activities	3,235	466

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment and leasehold improvements	(606)	(311)
Proceeds from sale of OMS	636	—
Purchase of notes receivable (See Note 9)	(450)	—
Investment in Ramsey property and related notes receivable	—	(87)
Proceeds from sale of investment in Ramsey	86	1,992
Proceeds from sale of equipment	3	18
Increase in intangibles	(32)	(24)
Purchase of investments	(663)	—
Net cash provided by (used in) investing activities	(1,026)	1,588

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on capital lease and note payable	(59)	(530)
Proceeds from shares issued under ATM	48	—
Proceeds from note payable	—	500
Borrowings from Summit loan	600	1,689
Repayments on Summit loan	(600)	(1,689)
Repurchases of common stock	(312)	(454)
Proceeds from exercise of stock options and ESPP contributions	25	27
Net cash used in financing activities	(298)	(457)

Net increase in cash and cash equivalents	1,911	1,597
Cash and cash equivalents, beginning of year	2,294	697
Cash and cash equivalents, end of year	$4,205	$2,294

See notes to consolidated financial statements.

PRO-DEX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

(In thousands)

	Years Ended June 30,
	2017	2016
Supplemental disclosures of cash flow information:

Noncash investing and financing activities:
Capital lease for the acquisition of equipment	$105	$—
Value of shares surrendered in connection with a stock option exercise	$64	$—

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$217	$21
Cash paid for interest	$12	$37

See notes to consolidated financial statements.

PRO-DEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.

Description of Business

Pro-Dex, Inc. (“Pro-Dex”, the “Company”, “we”, “us” or “our”) specializes in the design and manufacture of powered surgical and dental instruments used primarily in the orthopedic, spine, maxocranial facial and dental markets. Our Fineline Molds division, acquired in fiscal 2015, manufactures plastic injection molding for a variety of industries. Pro-Dex’s products are found in hospitals, dental offices, and medical engineering labs around the world.

Through January, 2017, we also designed and manufactured multi-axis motion control systems used in factory automation and scientific research markets and these products can be found in scientific research facilities and high tech manufacturing operations around the world. (See Note 3)

Through April, 2017, we provided engineering consulting and placement services, as well as quality and regulatory consulting services through our Engineering Services Division. Although we continue to provide engineering, quality and regulatory consulting services to our customers, we have ceased placement services and accordingly have disbanded our Engineering Services Division. The cessation of placement services is not expected to have a material impact on our financial position or results of operations.

In fiscal 2015, we acquired Huber Precision (“Huber”), a business that made custom machined parts. We made the investment to garner a wider customer base, but the sales to the customers that were serviced by Huber dwindled over time, such that activities have become immaterial. As a result, the intangibles relating to Huber were impaired during the first quarter of fiscal 2017.

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

Revenue Recognition

Revenue on product sales is recognized upon shipment to the customer when risk of loss and title transfer to the customer and all other conditions required by GAAP, as promulgated by the Financial Accounting Standards Board (“FASB”) in Accounting Standards Codification (“ASC”) Section 605 “Revenue Recognition”, have been satisfied.

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

PRO-DEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Cash and Cash Equivalents

We consider all highly liquid investments with an original maturity of ninety days or less to be cash equivalents. At June 30, 2017 and 2016 cash equivalents consisted of investments in money market funds.

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

Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market value. Cost includes materials, labor and manufacturing overhead related to the purchase and production of inventories. Reductions to estimated market value are recorded, and charged to cost of sales, when indicated based on a formula that compares on-hand quantities to both historical usage and estimated demand over the ensuing 12 months from the measurement date. On an on-going basis, we evaluate inventory for obsolescence and slow-moving items. This evaluation includes analysis of historical sales and usage, existing demand, as well as specific factors known to management. As of June 30, 2017, there was approximately $50,000 of inventory in-transit.

PRO-DEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Investments

Investments reported on the June 30, 2017 balance sheet consist of marketable equity securities of publicly held companies. The investments were made to realize a reasonable return, although there is no assurance that positive returns will be realized. Investments are marked to market at each measurement date, with unrealized gains and losses, net of income taxes, presented as adjustments to accumulated other comprehensive income or loss.

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

Business Combinations

We allocate the fair value of purchase consideration to the tangible assets acquired, liabilities assumed and intangible assets acquired based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets. Significant estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows, useful lives and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. During the measurement period, which is one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings. There were no business acquisitions during fiscal 2017 and 2016.

Goodwill & Intangibles

We recorded $353,000 of goodwill and $54,000 of trade name in conjunction with the asset purchase of Fineline Molds during the fiscal year ended June 30, 2015. Accordingly, subsequent to the measurement period described above under “Business Combinations,” we assess potential impairment of goodwill and trade name annually, or more frequently if there are events or changes in circumstances that may indicate potential impairment. Intangibles consist of legal fees incurred in connection with patent applications, capitalized software development costs, covenant not to compete, trade name, and customer lists including backlog. Certain of the patent costs are being amortized over a period of seven years, the estimated life of the product that is currently utilizing the patented technology. The remaining patent costs will be amortized over the estimated life of the product(s) that will be utilizing the technology, or expensed immediately in the event the patent office denies the issuance of the patent. The capitalized software development costs have been fully amortized as of June 30, 2016. Both the software development costs and corresponding accumulated amortization were offset during the first quarter of fiscal 2017. The covenant not to compete and customer list including backlog relate to assets acquired in conjunction with the purchase of Huber Precision and Fineline Molds and will be amortized over their estimated useful lives. The expense associated with the amortization of the covenants not to compete and customer list is recognized in selling expenses.

Notes Receivable

Notes receivable are stated at unpaid principal balance and are subject to impairment losses.  Management considers a note impaired when based upon current information or factors it is probable that the principal and interest payments will not be collected, or converted to equity, according to the terms of the secured convertible promissory note.

PRO-DEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income Taxes

We recognize deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of our assets and liabilities along with net operating losses and tax credit carryovers. Deferred tax assets at both June 30, 2017 and 2016 consisted primarily of basis differences related to research and development tax credit utilization, intangible assets, accrued expenses and inventories.

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

Concentration of Credit Risk

Financial instruments that potentially subject us to credit risk consist principally of cash and trade receivables. We place our cash with major financial institutions. At June 30, 2017 and 2016, and throughout the fiscal years then ended, we had deposits in excess of federally insured limits. Credit sales are made to original equipment manufacturers and resellers throughout the world, and sales to such customers account for a substantial portion of our trade receivables. While such receivables are not collateralized, we evaluate their collectability based on several factors including customers’ payment histories.

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

PRO-DEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Basic and Diluted Per Share Information

Basic per share amounts are computed on the basis of the weighted-average number of common shares outstanding during each period presented. Diluted per share amounts assume the exercise of all potential common stock equivalents, consisting solely of options to purchase common stock as discussed in Note 14, unless the effect of such exercise is to increase income, or decrease loss, per common share.

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

Notes receivable: This investment is classified within Level 3 of the valuation hierarchy for purposes of evaluating potential impairment of these assets as of June 30, 2017. The fair value of the notes receivable was based upon the cost basis of the investment as well as our internal assessment of the value of the underlying technology.

Although the methods above may produce a fair value calculation that may not be indicative of the net realizable value or reflective of future fair values, we believe our valuation methods are appropriate.

Advertising

Advertising costs are charged to selling expense as incurred and amounted to $3,000 and $4,000 for the fiscal years ended June 30, 2017 and 2016, respectively.

Recent Accounting Standards

In May 2014, the FASB issued Accounting Standards Update ("ASU") 2014-09, "Revenue from Contracts with Customers," which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. ASU 2014-09 requires an entity to recognize revenue depicting the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires enhanced revenue related disclosures. Application of the guidance in ASU 2014-09 is expected to require more judgment and estimates within the revenue recognition process compared to existing GAAP. ASU 2014-09 is required to be adopted by the Company in the first quarter of fiscal 2019. The Company expects to adopt the requirements of ASU 2014-09 using the modified retrospective adoption method. The Company also expects that disclosures related to revenue recognition including judgments made will increase compared to existing GAAP. The Company is currently evaluating the impact of the future adoption of ASU 2014-09 on its consolidated financial statements and does not currently expect significant changes in the timing of revenue recognition compared to existing GAAP.

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

PRO-DEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In May 2017, the FASB issued Accounting Standards Update 2017-09, “Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting” (“ASU 2017-09”). The update provides guidance as to which changes to the terms or conditions of a share-based payment award should be accounted for as a modification under Topic 718. Specifically, an entity would not apply modification accounting if the fair value, vesting conditions, and classification of an award as an equity or liability instrument are the same immediately before and after the modification. The standard is effective for the Company for annual periods beginning after December 15, 2017. Early adoption is permitted and prospective application is required. The Company is currently evaluating the impact of the adoption of ASU 2017-09 on its consolidated financial statements.

Reclassifications

The short-term portion of deferred rent, in the amount of $79,000 as of June 30, 2016, has been reclassified to accrued liabilities to conform to the current period presentation. As described in more detail in Note 3 below, the assets sold relating to the Company’s Oregon Micro Systems (“OMS”) division have been reclassified as assets held for sale in accordance with applicable accounting guidance. These reclassifications had no impact on our consolidated net income.

3.

Discontinued Operations

On January 27, 2017, we sold certain of the assets and the business operations of our OMS division located in Beaverton Oregon. We sold the business to our long time general manager of the division. The sale was structured as an asset sale as disclosed in a Form 8-K filed with the SEC on January 30, 2017. The aggregate sales price received was $636,000, and no liabilities other than warranty obligations were assumed by the buyer. As a result of the sale, this division has been classified as a discontinued operation in conformity with applicable accounting guidance and the assets that were sold have been reclassified as assets held for sale on our consolidated balance sheet as of June 30, 2016. Accordingly, unless otherwise indicated, OMS’s results have been reported as discontinued operations and removed from all financial discussions of continuing operations.

The following summarizes the carrying values of the assets sold as of June 30, 2016 (in thousands):

June 30, 2016
Assets held for sale:
Inventory	$209
Fixed assets	64
Prepaid expenses	5
Other assets	9
Assets held for sale	$287

The divestiture was completed in support of raising capital to invest in our core medical device product development efforts.

PRO-DEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Operating results of the OMS division are as follows (in thousands):

	Years Ended June 30,
	2017	2016
Revenues	$715	$969

Income (loss) from discontinued operations:
Gain on sale, net of taxes of $126,000	$201	$—
Income (loss) from discontinued operations, before taxes	68	(281)
Income tax (expense) benefit	(26)	—
Net income (loss) from discontinued operations	$243	$(281)

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

4.

Goodwill and Indefinite-Lived Assets

Goodwill represents the excess of the purchase price over the fair value of identifiable net assets of acquired businesses. Indefinite-lived intangibles are intangible assets whose useful lives are indefinite in that their lives extend beyond the foreseeable horizon – that is there is no foreseeable limit on the period of time over which they are expected to contribute to the cash flows of the reporting entity. The Company accounts for these items in accordance with ASC 350 Intangibles – Goodwill and Other, which requires that impairment testing for goodwill is performed at least annually at the reporting unit level. A reporting unit is an operating segment or one level below an operating segment (also known as a component). We perform our annual impairment test as of January 31st of each year. Goodwill is also tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value.

The following table presents the changes in the carrying amount of the Fineline goodwill and trade name during fiscal 2016 (there were no changes to the carrying amounts during fiscal 2017 (in thousands):

	Goodwill	Trade name
Balance at July 1, 2015	$353	$54
Impairment charge	(241)	(4)
Balance at June 30, 2016 and 2017	$112	$50

The impairment test for goodwill uses a two-step approach. Step one compares the fair value of the reporting unit to its carrying value including goodwill. If the carrying value exceeds the fair value, there is a potential impairment and step two must be performed. Step two compares the carrying value of the reporting unit's goodwill to its implied value (i.e., the fair value of the reporting unit less the fair value of the unit's assets and liabilities, including identifiable intangible assets). If the carrying value of goodwill exceeds its implied value, the excess is recorded as an impairment.

Under Step 1 of the impairment test performed during fiscal 2016, the Company determined that the carrying value of the reporting unit including goodwill exceeded the fair value, requiring us to perform Step 2 of the goodwill impairment test to measure the amount of impairment loss, if any.

The Company then performed Step 2 of the impairment test, and determined the implied value of Fineline goodwill was $112,000, which was less than its carrying value and, as a result, the Company recognized a non-cash, pre-tax charge of $241,000 during the fiscal year ended June 30, 2016. Additionally, our analysis indicated that the estimated fair value of the trade name acquired was $50,000 and therefore we recognized an impairment charge of $4,000 during the fiscal year ended June 30, 2016. These impairment charges are included under the caption "Impairment of goodwill and intangible assets" in our consolidated statements of operations.

PRO-DEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Although there was no impairment charge for goodwill or indefinite-lived intangibles during the fiscal year ended June 30, 2017, we did record an impairment charge in the amount of $113,00 relating to the customer list of Huber as described in Note 5 below.

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

5.

Composition of Certain Financial Statement Items

Investments

Investments are stated at market value and consist of the following (in thousands):

	June 30,
	2017	2016
Marketable equity securities	$718	$—

Investments at June 30, 2017 had an aggregate cost basis of $663,000 and gross unrealized gains of $55,000 and related tax expense of approximately $22,000 recorded in other comprehensive income.

Inventory

Inventory is stated at the lower of cost (first-in, first-out) or market and consists of the following (in thousands):

	June 30,
	2017	2016
Raw materials /purchased components	$1,127	$1,462
Work in process	747	818
Sub-assemblies /finished components	1,018	1,010
Finished goods	193	74
Total inventory	$3,085	$3,364

Equipment and Leasehold Improvements

Equipment and leasehold improvements consist of the following (in thousands):

	June 30,
	2017	2016
Office furnishings and fixtures	$1,819	$1,761
Machinery and equipment	5,289	4,796
Leasehold improvements	2,119	2,088
Total	9,227	8,645
Less: Accumulated depreciation and amortization	(7,798)	(7,423)
	$1,429	$1,222

PRO-DEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Depreciation expense for the years ended June 30, 2017 and 2016 amounted to $505,000 and $486,000, respectively. During the current fiscal year, fully depreciated assets in the amount of approximately $130,000 were either retired or sold. In conjunction with the sale of the OMS division during the fiscal year ended June 30, 2017, assets with a cost basis of $410,000 and accumulated amortization totaling $346,000 have been eliminated from the June 30, 2016 balances above, consistent with the discontinued operations presentation previously described.

Intangibles

Intangibles consist of the following (in thousands):

	June 30,
	2017	2016
Capitalized software development costs	$—	$73
Covenant not to compete	52	52
Trade name	50	50
Customer list and backlog	167	316
Patent-related costs	153	121
Total intangibles	$422	$612
Less accumulated amortization	(102)	(161)
	$320	$451

Amortization expense for the years ended June 30, 2017 and 2016 amounted to $50,000 and $117,000 respectively.

Capitalized software development costs relate to internally developed software, which was fully amortized during fiscal 2016 and both the software development costs and corresponding accumulated amortization were offset during the first quarter of fiscal 2017. Both the covenant not to compete and the customer list and backlog relate to assets acquired in conjunction with the business acquisitions described in Note 1 above and are being amortized over various periods not to exceed ten years. The customer backlog has been fully amortized and both the cost and related accumulated amortization have been offset during the current fiscal year. During the first quarter of fiscal 2017, we recognized an impairment charge for the remaining un-amortized customer list related to the Huber business in the amount of $113,000, as we do not expect there to be any significant future cash flows resulting from these customer relationships and have written-off the cost basis and accumulated amortization during the current fiscal year. The trade name relates exclusively to Fineline and has an indefinite life, subject to impairment loss assessment annually, or more frequently if certain conditions exist. Patent-related costs consist of legal fees incurred in connection with both patent applications and a patent issuance, and will be amortized over the estimated life of the product(s) that is or will be utilizing the technology, or expensed immediately in the event the patent office denies the issuance of the patent. Expected amortization expense for the next five fiscal years ending June 30, are as follows (in thousands):

Amortization Expense
Fiscal Year:
2018	$48
2019	55
2020	51
2021	46
2022	36
Thereafter	34
Total expected amortization	$270

PRO-DEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	June 30,
	2017	2016
Warranty	$159	$365
Payroll and related items	417	443
Accrued bonuses	390	—
Accrued legal and professional fees	151	60
Deferred rent	68	79
Accrued sales, use and excise taxes	9	7
Accrued losses on development contracts	—	28
Accrued inventory in transit	52	11
Other	98	83
	$1,344	$1,076

6.

Warranty Accrual

Information relating to the accrual for warranty costs for the years ended June 30, 2017 and 2016 is as follows (in thousands):

	June 30,
	2017	2016
Balance at beginning of year	$365	$261
Accruals during the year	316	350
Change in estimates of prior period accruals	(224)	(154)
Warranty amortization	(298)	(92)
Balance at end of year	$159	$365

Warranty expense relating to new product sales and changes to estimates was $92,000 and $196,000, respectively, for the fiscal years ended June 30, 2017 and 2016.

7.

Income Taxes

The provision for income tax expense (benefit) from continuing operations consists of the following amounts (in thousands):

	Years Ended June 30,
	2017	2016
Current:
Federal	$34	$11
State	40	14
Deferred:
Federal	(1,263)	—
State	(900)	—
Income tax expense (benefit)	$(2,089)	$25

PRO-DEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The effective income tax rate on loss from continuing operations differs from the United States statutory income tax rates for the reasons set forth in the table below (in thousands, except percentages).

	Years Ended June 30,
	2017		2016
	Amount	Percent Pretax Income	Amount	Percent Pretax Income
Income (loss) from continuing operations before income taxes	$2,752	100%	$1,128	100%

Computed “expected” income tax expense (benefit) on income (loss) from continuing operations before income taxes	$936	34%	$384	34%
State tax, net of federal benefit	270	10%	9	1%
Tax incentives	(36)	(1%)	(133)	(12%)
Change in valuation allowance	(3,252)	(118%)	(237)	(21%)
Permanent differences	—	—	—	—
State income tax rate adjustment	—	—	—	—
Other	(7)	(1%)	2	—
Income tax expense (benefit)	$(2,089)	(76%)	$25	2%

Deferred income taxes reflect the net effects of loss and credit carryforwards and temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities for federal and state income taxes are as follows (in thousands):

	June 30,
	2017	2016
Deferred tax assets:
Federal & State NOL carryforward	$181	$1,144
Research & other credits	1,832	1,790
Reserves and accruals	180	337
Inventory	446	432
Other intangibles	178	237
Goodwill	77	89
Other	1	5
Total gross deferred tax assets	$2,895	$4,034
Less: valuation allowance	(89)	(3,773)
Total deferred tax assets	$2,806	$261

	June 30,
	2017	2016
Deferred tax liabilities:
Property and equipment, principally due to differing depreciation methods	$(438)	$(261)
Deferred state tax	(295)	—
Other intangibles	(2)	—
Other	(23)	—
Total gross deferred tax liabilities	(758)	(261)
Net deferred tax assets	$2,048	$—

PRO-DEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Realization of our deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. As of June 30, 2017, our deferred tax assets were primarily the result of Federal and State tax credit carryforwards. For the year ended June 30, 2017, there was a decrease in the valuation allowance in the amount of $3.7 million, primarily based upon management’s reassessment of the amount of our deferred tax assets that are more likely than not to be realized. During the year ended June 30, 2017, in part, because in the current year we achieved three years of cumulative pre-tax income, and have forecasted future earnings, management concluded that it is more likely than not that substantially all of its deferred tax assets are realizable, and therefore reduced the valuation allowance accordingly.

As of June 30, 2017, we did not have any net operating losses for federal income tax purposes. As of June 30, 2017 we have state net operating loss carry forwards of approximately $2,146,000 which will begin to expire in 2026. Federal research and development and alternative minimum tax credit carry forwards at June 30, 2017 amount to $1,111,000, and begin to expire in 2027. State tax research credit carry forwards at June 30, 2017 amount to $721,000, the majority of which do not expire.

As of June 30, 2017, we have accrued $446,000 of unrecognized tax benefits related to federal and state income tax matters that would reduce the Company’s income tax expense if recognized. If we are eventually able to recognize our uncertain tax positions, our effective tax rate would be reduced. Any adjustment to our uncertain tax positions would result in an adjustment of our tax credit carryforwards rather than resulting in a cash outlay.

Information with respect to our accrual for unrecognized tax benefits is as follows (in thousands):

	June 30,
	2017	2016
Unrecognized tax benefits:
Beginning balance	$446	$399
Additions based on federal tax positions related to the current year	18	15
Additions based on state tax positions related to the current year	—	13
Additions for tax positions of prior years	1	19
Reductions for tax positions of prior years	(19)	—
Ending balance	$446	$446

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

We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense when applicable. As of June 30, 2017, no interest or penalties applicable to our unrecognized tax benefits have been accrued since we have sufficient tax attributes available to fully offset any potential assessment of additional tax.

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

PRO-DEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

9.

Notes Receivable

On April 19, 2017 (the “Closing Date”), we entered into a Secured Convertible Promissory Note (the “Promissory Note”) with Monogram Orthopaedics Inc. (“Monogram” or the “Borrower”). Monogram is a New York based medical device start-up specializing in precision, patient specific orthopedic implants.

Pursuant to the terms of the Promissory Note, the Company advanced Monogram $450,000, on the Closing Date, and upon Monogram’s satisfaction of certain milestones, as determined by us in good faith, the Company will advance an additional $350,000. The Promissory Note bears interest at 4% per annum calculated on a 360-day year and matures on April 19, 2019, upon which the outstanding principal and accrued interest will become due and payable if not converted to Borrower’s common stock. As of the date of this report, Monogram is still completing certain milestones and we have agreed to extend the original three month milestone completion date. We currently expect to advance the additional $350,000 within the next three months.

10.

Notes Payable and Financing Transactions

Farmers & Merchants Bank of Long Beach

On April 19, 2017 we entered into a Business Loan Agreement (the “Loan Agreement”), dated effective March 28, 2017, with Farmers & Merchants Bank of Long Beach, a California corporation, providing for a $500,000 revolving loan facility (the “Revolving Loan Facility”). The Revolving Loan Facility is secured by substantially all of the assets of the Company and bears interest at prime plus 2 percent (6.25%) and matures on March 28, 2018. As of June 30, 2017, we have not borrowed against this Revolving Loan Facility.

Summit Financial Resources LP

On September 9, 2015 we entered into a Loan and Security Agreement (the “Summit Loan”) with Summit Financial Resources LP, whereby we could borrow up to $1.0 million against our eligible receivables, as defined in the agreement. Borrowed funds bore interest at a rate of prime plus 2 percent (6.25%), and incurred an additional administrative fee of 0.7 percent on the monthly average outstanding balance. The Summit Loan had an initial period of 18 months. During the fiscal years ended June 30, 2017 and 2016 we borrowed $600,000 and $1.7 million, respectively, on a revolving basis, under the Summit Loan, which amounts were paid in full by June 30, 2017 and 2016. On March 9, 2017, we terminated the Summit Loan in accordance with its terms. Therefore as of June 30, 2017 we no longer present amounts due from factor.

PRO-DEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Jules & Associates

On July 21, 2016, we entered a master equipment lease agreement with Jules and Associates, Inc. to lease a specific machine used in our inspection process. The cost of the equipment was approximately $105,000 and the lease provides for 36 monthly payments in the amount of $3,121, as well as interim rent in the amount of $7,388. The lease was subsequently assigned to Hitachi Capital America Corporation. The balance owed on the lease as of June 30, 2017 is approximately $74,000.

Fineline Molds

In conjunction with our acquisition of the assets of Fineline, we issued a promissory note to Fineline in the amount of $100,000 which bears interest at 4% per annum and requires sixteen equal quarterly payments of principal and accrued interest in the amount of $6,794. The note is secured by all of the assets acquired by us from Fineline. The balance owed on the note as of June 30, 2017 and June 30, 2016 was approximately $46,000 and $70,000 respectively.

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

11.

Commitments and Contingencies

Leases

We lease our office, production and warehouse facility in Irvine, California under an agreement that expires in April 2018. We are currently in negotiations with our landlord to renew our lease, but there is no guarantee that we will successfully conclude these negotiations. We leased our former Beaverton, Oregon office under an agreement that expired in July 2017. Upon the sale of the OMS division, we assigned the Beaverton lease to OMS Motion, Inc. and received sublease income in the amount of $43,000 during fiscal 2017, which was recorded as a reduction to rent expense. Both leases require us to pay insurance, taxes, and other expenses related to the leased space.

Additionally, during the fiscal year ended June 30, 2015 we entered a lease in conjunction with the acquisition of Fineline located in San Dimas, California, which has since been renewed and currently expires in February 2019. Rent expense in fiscal 2017 and 2016 was $515,000 and $561,000, respectively. Minimum lease payments for future fiscal years ending June 30 are as follows (in thousands):

Operating Leases
Fiscal Year:
2018	$395
2019	23
Total minimum lease payments	$418

Compensation Arrangements

Retirement Savings 401(k) Plan

The Pro-Dex, Inc. Retirement Savings 401(k) Plan (the “401(k) Plan”) is a defined contribution plan we administer that covers substantially all our employees and is subject to the provisions of the Employee Retirement Income Security Act of 1974, as amended. Employees are eligible to participate in the 401(k) Plan when they have attained 19 years of age and then can enter into the 401(k) Plan on the first day of each calendar quarter. Participants are eligible to receive non-discretionary Pro-Dex matching contributions of 25% of their contributions up to 5% of eligible compensation. For the fiscal years ended June 30, 2017 and 2016, we recognized compensation expense amounting to $53,000 and $68,000, respectively, in connection with the 401(k) Plan.

PRO-DEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Legal Matters

In September 2015, Pro-Dex Sunfish Lake, LLC (“PDSL”) a subsidiary of the Company foreclosed its lien against the assets of Riverside (see Note 8). After the foreclosure, Scott Robertson (the former president of Riverside), Riverside and Heron Enterprises, LLC, an affiliated entity, asserted claims of breach of contract, fraudulent inducement and wrongful self-help eviction among others, against PDSL and another subsidiary of the Company, Pro-Dex Riverside LLC (“PDR”). PDSL and PDR asserted various claims, including slander of title, fraudulent misrepresentation, conversion and theft against one or more of those parties, in turn. In October 2016, the parties filed lawsuits against one another asserting the aforementioned claims. On February 8, 2017, a hearing was held on PDSL and PDR’s request for dismissal of several of Robertson et al’s claims, which the court dismissed effective May 8, 2017. We are unable to quantify the value of the remaining respective claims at this time, as the damages are unspecified in the pleadings. However, prior to the filing of the lawsuits, Mr. Robertson requested payment of $250,000 to fully settle the matter and later called our management directly requesting a payment of $170,000. We proposed a mutual release of all claims to settle this dispute and the court has scheduled an October 6, 2017 hearing to review the matter, as it is our position that Robertson et al. agreed to the settlement. While we believe that there is a reasonable likelihood that PDSL and PDR would prevail should this matter go to trial, there can be no assurances that we would prevail.

Additionally, two former employees have asserted claims of wrongful termination and unpaid commission earnings on March 20, 2017 and April 21, 2017, respectively. The former employees were seeking payments of $100,000 and $41,000, respectively. As we have not heard back from the claimant relating to wrongful termination after sending our legal response, we assume that this matter has concluded. We settled the matter relating to the claimant seeking unpaid commission during the fourth quarter of fiscal 2017. We paid this former employee $30,000 to fully satisfy the matter.

In addition to the matters described above we are from time to time a party to various legal proceedings incidental to our business. There can be no certainty, however, that we may not ultimately incur liability or that such liability will not be material and adverse.

12.

Share-Based Compensation

Stock Option Plans

Through June 2014 we had two equity compensation plans, the Second Amended and Restated 2004 Stock Option Plan (the “Employee Stock Option Plan”) and the Amended and Restated 2004 Directors’ Stock Option Plan (the “Directors’ Stock Option Plan”) (collectively, the “Former Stock Option Plans”). There was no share-based compensation expense for the fiscal year ended June 30, 2017 as all outstanding options under the Former Stock Option Plans are fully vested. Share-based compensation expense year ended June 30, 2016 was $2,000 relating to stock option plans. The Employee Stock Option Plan and Director’s Stock Option Plan were terminated in June 2015 and September 2014, respectively.

In September 2016, our Board approved the establishment of the 2016 Equity Incentive Plan, which was approved by our shareholders at the November 29, 2016 Annual Meeting. The 2016 Equity Incentive Plan provides for the award of up to 1,500,000 shares of the Company’s common stock in the form of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted shares, restricted stock units, performance awards and other stock-based awards. As of June 30, 2017, no awards have been granted under the 2016 Equity Incentive Plan.

PRO-DEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock Options

There were no stock options granted during the fiscal years ended June 30, 2017 and 2016. As of June 30, 2017, there was no unrecognized compensation cost under the Stock Option Plans as all outstanding stock options are fully vested. The intrinsic value of stock options outstanding and exercisable at June 30, 2017 was approximately $116,000.

The following is a summary of stock option activity under the Option Plans for the years ended June 30, 2017 and 2016:

	Outstanding Options
	Number of Shares	Weighted-Average Exercise Price
Balance, July 1, 2015	106,668	$2.41
Options granted	—	—
Options canceled or expired	(8,334)	7.65
Options exercised	(7,500)	2.14
Balance, July 1, 2016	90,834	$1.95
Options granted	—	—
Options canceled or expired	—	—
Options exercised	(33,834)	2.07
Balance, June 30, 2017	57,000	$1.88
Stock Options Exercisable at June 30, 2017	57,000	$1.88

Employee Stock Purchase Plan

In September 2014, our Board approved the establishment of an Employee Stock Purchase Plan (the “ESPP”). The ESPP conforms to the provisions of Section 423 of the Internal Revenue Code, has coterminous offering and purchase periods of six months, and bases the pricing to purchase shares of our common stock on a formula so as to result in a per share purchase price that approximates a 15% discount from the market price of a share of our common stock at the end of the purchase period. The Board of Directors also approved the provision that shares formerly reserved for issuance under the Former Stock Option Plans in excess of shares issuable pursuant to outstanding options, aggregating 704,715 shares, be reserved for issuance pursuant to the ESPP. The ESPP was approved by our shareholders at the December 3, 2014 Annual Meeting. On February 2, 2015, the Company filed a Registration Statement on Form S-8 registering the 704,715 shares issuable under the ESPP under the Securities Act of 1933.

During the fiscal years ended June 30, 2017 and 2016 shares totaling 3,794 and 5,596 were purchased respectively, and allocated to participating employees based upon their contributions at weighted average prices of $4.74 and $2.32, respectively. On a cumulative basis, since the inception of the ESPP plan, employees have purchased a total of 9,390 shares. During the fiscal year ended June 30, 2017 and 2016, we recorded stock compensation expense in the amount of $3,000 and $2,000, respectively, relating to the ESPP.

13.

Major Customers & Suppliers

Customers that accounted for sales in excess of 10% of our total sales in either of fiscal year 2017 or 2016, is as follows (in thousands, except percentages):

	Years Ended June 30,
	2017		2016
	Amount	Percent of Total	Amount	Percent of Total
Total revenue	$21,943	100%	$19,189	100%

Customer concentration:
Customer 1	$10,939	50%	$4,999	26%
Customer 2	1,523	7%	3,630	19%
Customer 3	1,566	7%	2,855	15%
Total	$14,028	64%	$11,484	60%

PRO-DEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information with respect to accounts receivable from those customers whom comprised more than 10% of our gross accounts receivable at either June 30, 2017 or June 30, 2016, is as follows (in thousands, except percentages):

	June 30, 2017		June 30, 2016
Total gross accounts receivable, including amounts due from factor	$3,541	100%	$2,908	100%

Customer concentration:
Customer 1	$2,187	62%	$850	29%
Customer 3	554	16%	573	20%
Total	$2,741	78%	$1,423	49%

During fiscal 2017 and 2016, we had one supplier that accounted for 10 percent and 11 percent of total purchases, respectively. Accounts payable due to this same significant supplier represented 12 percent and 3 percent of total accounts payable as of June 30, 2017 and 2016, respectively.

14.

Net Income (Loss) Per Share

We calculate basic earnings (loss) per share by dividing net income (loss) by the weighted average number of common shares outstanding during the reporting period. Diluted earnings (loss) per share reflects the effects of potentially dilutive securities. The summary of the basic and diluted earnings per share calculations for the years ended June 30, 2017 and 2016 is as follows (in thousands, except per share data):

	Years Ended June 30,
	2016	2016
Basic:
Income from continuing operations	$4,841	$1,103
Weighted average shares outstanding	4,040	4,141
Basic earnings per share from continuing operations	$1.20	$0.27
Income (loss) from discontinued operations	$243	$(281)
Weighted average shares outstanding	4,040	4,141
Basic earnings (loss) per share from discontinued operations	$0.06	$(0.07)
Net income	$5,084	$822
Weighted average shares outstanding	4,040	4,141
Basic earnings per share	$1.26	$0.20
Diluted:
Income from continuing operations	$4,841	$1,103
Weighted average shares outstanding	4,040	4,141
Effect of dilutive securities – stock options	37	32
Weighted average shares used in calculation of diluted earnings per share	4,077	4,173
Diluted earnings per share from continuing operations	$1.19	$0.27
Income (loss) from discontinued operations	$243	$(281)
Weighted average shares used in calculation of diluted earnings per share	4,077	4,141
Diluted earnings (loss) per share from discontinued operations	$0.06	$(0.07)
Net income	$5,084	$822
Weighted average shares used in calculation of diluted earnings per share	4,077	4,173
Diluted earnings per share	$1.25	$0.20

PRO-DEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.

Common Stock

Share Repurchase Program

In September, 2013 our Board approved a share repurchase program authorizing the Company to repurchase up to 750,000 shares of our common stock. In accordance with, and as part of, this share repurchase program, our Board has approved the adoption of several prearranged share repurchase plans intended to qualify for the safe harbor Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (“10b5-1 Plan” or “Plan”). During the quarter ended September 30, 2016, our Board approved a 10b5-1 Plan, which became effective on September 8, 2016 and terminated on the earlier of September 8, 2017 or when and if the maximum shares are repurchased. During the quarter ended December 31, 2016, the Investment Committee of our Board approved an additional concurrently running 10b5-1 Plan, which became effective on December 8, 2016 and terminates on the earlier of December 8, 2017 or when and if the maximum shares are repurchased. During the fiscal year ended June 30, 2017, we repurchased 63,496 shares at an aggregate cost of $312,000, inclusive of fees under the Plans. On a cumulative basis, we have repurchased a total of 232,957 shares under the share repurchase program at an aggregate cost of $920,000. All repurchases under the 10b5-1 Plans were administered through an independent broker. In February, 2017 our Board terminated the two effective 10b5-1 Plans in conjunction with the approval of the Company’s At The Market Offering Agreement (“ATM” or “ATM Agreement”) further described below.

At The Market Offering Agreement

In February 2017, our Board approved an ATM Agreement with Ascendiant Capital Markets, LLC (“Ascendiant”). The ATM Agreement allows the Company to sell shares of its common stock pursuant to specific parameters defined by the Company as well as those defined by the SEC and the ATM Agreement. During the fiscal year ended June 30, 2017 we have sold 8,276 shares of common stock and raised net proceeds of $48,000. The proceeds collected were accounted for as a reduction of the prepaid expenses relating to establishing the ATM. The ATM allows for quick and agile sales of our common stock to interested investors and provides an opportunity to raise additional capital for working capital requirements or to fund strategic opportunities that may present themselves from time to time.

16.

Subsequent Events

From July 7, 2017 through September 7, 2017, we have sold 227,319 shares of common stock and raised net proceeds of approximately $1.5 million and paid fees of approximately $46,000 to Ascendiant under our ATM. We expect to continue to sell shares of common stock in the future if our stock price continues to increase. As of September 12, 2017, we believe we are in final negotiations with our landlord relating to an amendment of our Irvine, California lease. Once this amendment is executed, we will timely file a Form 8-K reporting the amendment.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.

CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer) have concluded, based on their evaluation as of June 30, 2017, that the design and operation of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) are effective at a reasonable assurance level to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, including to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Our management is responsible for establishing and maintaining adequate “internal control over financial reporting” (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of June 30, 2017.

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

During the quarter ended June 30, 2017, there were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

ITEM 9B.

OTHER INFORMATION

None.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated herein by reference to our definitive Proxy Statement, which will be filed within 120 days of June 30, 2017, and delivered to stockholders in connection with our 2017 annual meeting of shareholders.

ITEM 11.

EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to our definitive Proxy Statement, which will be filed within 120 days of June 30, 2017, and delivered to stockholders in connection with our 2017 annual meeting of shareholders.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference to our definitive Proxy Statement, which will be filed within 120 days of June 30, 2017, and delivered to stockholders in connection with our 2017 annual meeting of shareholders.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to our definitive Proxy Statement, which will be filed within 120 days of June 30, 2017, and delivered to stockholders in connection with our 2017 annual meeting of shareholders.

ITEM 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated herein by reference to our definitive Proxy Statement, which will be filed within 120 days of June 30, 2017, and delivered to stockholders in connection with our 2017 annual meeting of shareholders.

PART IV

ITEM 15.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(3)	Exhibits

Reference is made to the Exhibit Index beginning on page 51 of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 14, 2017.

PRO-DEX, INC.

By:	Richard L. Van Kirk
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

Signature	Title	Date

/s/ Richard L. Van Kirk Richard L. Van Kirk	President, Chief Executive Officer, and Director (Principal Executive Officer)	September 14, 2017

/s/ Alisha K. Charlton Alisha K. Charlton	Chief Financial Officer (Principal Financial Officer)	September 14, 2017

/s/ Nicholas J. Swenson Nicholas J. Swenson	Chairman of the Board, Director	September 14, 2017

/s/ Raymond E. Cabillot Raymond E. Cabillot	Director	September 14, 2017

/s/ William J. Farrell III William J. Farrell III	Director	September 14, 2017

/s/ David C. Hovda David C. Hovda	Director	September 14, 2017

INDEX TO EXHIBITS

Exhibit No.	Description

3.1	Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K filed April 23, 2007).
3.2	Articles of Amendment to Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K filed December 5, 2007).
3.3	Articles of Amendment to Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K filed June 18, 2010).
3.4	Amended and Restated Bylaws, dated January 31, 2011 (incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K filed February 4, 2011)
10.1*	Second Amended and Restated 2004 Stock Option Plan (incorporated herein by reference to Exhibit 4.1 to the Company’s Form S-8 filed February 15, 2012).
10.2*	Amended and Restated 2004 Directors Stock Option Plan (incorporated herein by reference to Exhibit 4.2 to the Company’s Form S-8 filed February 15, 2012).
10.3*	Form of Indemnification Agreement for directors and certain officers (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed October 29, 2008).
10.4	Lease agreement with Irvine Business Properties, dated August 3, 2007 (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed August 23, 2007).
10.5

First Amendment To Lease – July 2013 by and between Irvine Business Properties and Pro-Dex, Inc., dated effective July 1, 2013 (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed July 17, 2013).

10.6

Loan Purchase and Sale Agreement, dated November 21,2014, among the Bank, Pro-Dex Sunfish Lake, LLC, Heron Enterprises, LLC and Scott Robertson (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed November 28, 2014)

10.7	Promissory Notes, as of various dates issued by Riverside Manufacturing, Inc. in favor of the Bank (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed November 28, 2014)
10.8	Promissory Notes, as of various dates issued by Sheldon A. Mayer, LLC in favor of the Bank (incorporated herein by reference to Exhibit 10.3 to the Company’s Form 8-K filed November 28, 2014)
10.9

Debt Purchase Agreement, dated November 21, 2014, among Pro-Dex Sunfish Lake, LLC, Heron Enterprises, LLC and Scott C. Robertson (incorporated herein by reference to Exhibit 10.4 to the Company’s Form 8-K filed November 28, 2014)

10.10

Promissory Note, dated September 20, 2013, issued by Riverside Manufacturing, Inc. in favor of Heron Enterprises, LLC (incorporated herein by reference to Exhibit 10.5 to the Company’s Form 8-K filed November 28, 2014)

10.11

Combination Amended and Restated Convertible Promissory Note, dated August 15, 2012 issued by Riverside Manufacturing Inc. in favor of Heron Enterprises, LLC (incorporated herein by reference to Exhibit 10.6 to the Company’s Form 8-K filed November 28, 2014)

10.12

Employment Agreement, dated November 21, 2014, between Pro-Dex Riverside, LLC and Scott C. Robertson (incorporated herein by reference to Exhibit 10.7 to the Company’s Form 8-K filed November 28, 2014)

10.13

Asset Purchase Agreement dated December 8, 2014 by and between Pro-Dex, Inc., Fineline Molds and the shareholders of Fineline Molds (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed December 11, 2014)

10.14

Heron Forbearance Agreement, effective February 3, 2015, by and between Riverside Manufacturing, Inc. and Pro-Dex Sunfish Lake, LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed March 9, 2015)

10.15

Riverside Forbearance Agreement, effective February 3, 2015, by and between Riverside Manufacturing, Inc. and Pro-Dex Sunfish Lake, LLC (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed March 9, 2015)

10.16

Revolving Loan Agreement, effective February 3, 2015, by and between Riverside Manufacturing, Inc. and Pro-Dex Sunfish Lake, LLC (incorporated herein by reference to Exhibit 10.3 to the Company’s Form 8-K filed March 9, 2015)

10.17

First Amendment to Employment Agreement, effective February 4, 2015, by and between Pro-Dex Riverside, LLC and Scott C. Robertson (incorporated herein by reference to Exhibit 10.4 to the Company’s Form 8-K filed March 9, 2015)

10.18

Deed and Settlement Agreement, dated May 7, 2015, by and among Sheldon A. Mayer, LLC, Sheldon A. Mayer and Pro-Dex Sunfish Lake, LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed May 13, 2015)

10.19*	Pro-Dex, Inc. Amended and Restated Employee Severance Policy effective as of September 16, 2014 (incorporated herein by reference to Exhibit 10.5 to the Company’s Form 10-Q filed May 14, 2015)
10.20

Loan and Security Agreement, dated September 9, 2015, between Summit Financial Resources, L.P. and Pro-Dex, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on September 14, 2015)

10.21

Intercreditor Agreement, dated September 9, 2015, among Summit Financial Resources, L.P., Fineline Molds and Pro-Dex, Inc. (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed on September 14, 2015)

10.22

Promissory Note, dated September 8, 2015, made by Pro-Dex Sunfish Lake, LLC in favor of Fortitude Income Funds, LLC (incorporated herein by reference to Exhibit 10.3 to the Company’s Form 8-K filed on September 14, 2015)

10.23

Combination Mortgage, Security Agreement and Fixture Financing Statement, dated September 8, 2015, made by Pro-Dex Sunfish Lake, LLC in favor of Fortitude Income Funds, LLC (incorporated herein by reference to Exhibit 10.4 to the Company’s Form 8-K filed on September 14, 2015)

10.24

Assignment of Leases and Rents, dated September 8, 2015, made by Pro-Dex Sunfish Lake, LLC favor of Fortitude Income Funds, LLC (incorporated herein by reference to Exhibit 10.5 to the Company’s Form 8-K filed on September 14, 2015)

10.25

Revolving Loan Agreement Modification Agreement, effective June 11, 2015, by and between Riverside Manufacturing, Inc. and Pro-Dex Sunfish Lake, LLC (incorporated herein by reference to Exhibit 10.42 to the Company’s Form 10-K filed on September 17, 2015)

10.26

Receipt for Earnest Money Deposit and Real Estate Purchase Contract, including Addendum to Real Estate Purchase Contract, dated January 6, 2016, by and between MO Real Estate, LLC and Pro-Dex Sunfish Lake, LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on January 8, 2016)

10.27

Amendment to Real Estate Purchase Contract, dated February 19, 2016, by and between MO Real Estate, LLC and Pro-Dex Sunfish Lake, LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on February 25, 2016)

10.28

Agreement for Sale and Purchase of Business Assets dated January 27, 2017 by and between Pro-Dex, Inc. and OMS Motion, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on January 30, 2017)

10.29

Noncompetition and Nonsolicitation Agreement dated January 27,2017 by and between Pro-Dex, Inc. and OMS Motion, Inc. (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed on January 30, 2017)

10.30

At the Market Offering Agreement, dated February 16, 2017 by and between Pro-Dex, Inc. and Ascendiant Capital Markets LLC (incorporated herein by reference to Exhibit 1.1 to the Company’s Form 8-K filed on February 16, 2017)

10.31

Business Loan Agreement, dated March 28, 2017 between Pro-Dex, Inc. and Farmers and Merchants Bank of Long Beach (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on April 21, 2017)

10.32∆

Secured Convertible Promissory Note, dated April 19, 2017 by and between Pro-Dex, Inc. and Monogram Orthopaedics Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on April 25, 2017)

23 Ω	Consent of Independent Registered Public Accounting Firm.
31.1 Ω	Certification of the Chief Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Ω	Certification of the Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32 Ω	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Extension Definition Linkbase Document

———————

Ω	Filed herewith.
∆

Portions of this exhibit indicated in the body of the exhibit by “####” have been omitted pursuant to the Company’s request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended, and the omitted material has been separately filed with the Securities and Exchange Commission

*	Denotes management contract or compensatory arrangement.