Form 10-Q
period 2017-09-30
PRO DEX INC
filed 2017-11-09
CIK 788920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

———————

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended SEPTEMBER 30, 2017
OR
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

If an emerging growth company, indicate by check mark if the registrant has not elected to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

Indicate the number of shares outstanding of each of the registrant’s classes of common stock outstanding as of the latest practicable date: 4,360,481 shares of common stock, no par value, as of November 3, 2017.

PRO-DEX, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2017

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PRO-DEX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share amounts)

	September 30, 2017	June 30, 2017
ASSETS
Current Assets:
Cash and cash equivalents	$5,855	$4,205
Investments	885	718
Accounts receivable, net of allowance for doubtful accounts of $3 at September 30, 2017 and at June 30, 2017	2,254	3,538
Deferred costs	—	12
Other current assets	24	86
Inventory	3,512	3,085
Notes receivable	1,150	—
Prepaid expenses	108	277
Total current assets	13,788	11,921
Equipment and leasehold improvements, net	1,427	1,429
Goodwill	112	112
Intangibles, net	316	320
Deferred income taxes, net	2,003	2,048
Notes receivable	450	450
Other assets	71	71
Total assets	$18,167	$16,351

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$943	$1,159
Accrued expenses	763	1,344
Deferred revenue	18	19
Note payable	26	26
Income taxes payable	10	—
Capital lease obligations	33	32
Total current liabilities	1,793	2,580
Deferred rent, net of current portion	53	—
Notes and capital leases payable, net of current portion	46	61
Total non-current liabilities	99	61
Total liabilities	1,892	2,641

Shareholders’ equity:
Common shares; no par value; 50,000,000 shares authorized; 4,348,292 and 4,025,193 shares issued and outstanding at September 30, 2017 and June 30, 2017, respectively	19,750	17,704
Accumulated other comprehensive income (loss)	(76)	33
Accumulated deficit	(3,399)	(4,027)
Total shareholders’ equity	16,275	13,710
Total liabilities and shareholders’ equity	$18,167	$16,351

The accompanying notes are an integral part of these condensed consolidated financial statements.

PRO-DEX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended September 30,
	2017	2016

Net sales	$5,162	$5,129
Cost of sales	3,302	3,705
Gross profit	1,860	1,424

Operating expenses:
Selling expenses	87	149
General and administrative expenses	504	564
Impairment of intangible assets	—	113
Research and development costs	407	304
Total operating expenses	998	1,130
Operating income	862	294
Other income (expense):
Interest and miscellaneous income	30	3
Interest expense	(2)	(3)
Total other income (expense)	28	—

Income before income taxes	890	294
Provision for income taxes	262	7

Net income from continuing operations	$628	$287
Net loss from discontinued operations net of tax of $0	—	(1)
Net income	$628	$286
Other comprehensive loss, net of tax:
Unrealized loss from marketable equity investments, net of taxes	(109)	—
Comprehensive income	$519	$286

Basic and diluted income per share:
Net income from continuing operations	$0.15	$0.07
Net income from discontinued operations	—	—
Net income	$0.15	$0.07

Weighted average common shares outstanding:
Basic	4,150,099	4,062,475
Diluted	4,189,724	4,103,459
Common shares outstanding	4,348,292	4,063,837

The accompanying notes are an integral part of these condensed consolidated financial statements.

PRO-DEX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$628	$286
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	153	139
Share-based compensation	3	2
Impairment of intangible assets	—	113
Gain on disposal of equipment	(12)	(3)
Deferred income tax	45	—
Bad debt expense (recovery)	—	(18)
Changes in operating assets and liabilities:
Accounts receivable and other receivables	1,284	(683)
Deferred costs	12	(255)
Inventory	(427)	203
Prepaid expenses and other assets	89	27
Accounts payable, accrued expenses and deferred rent	(744)	338
Deferred revenue	(1)	107
Income taxes payable	10	(1)
Net cash provided by operating activities	1,040	255

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment	(139)	(316)
Purchases of investments	(297)	—
Income tax effect of unrealized gains and losses	21	—
Increase in notes receivable	(1,150)	—
Increase in intangibles	(8)	(13)
Proceeds from disposal of equipment	12	3
Net cash used in investing activities	(1,561)	(326)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on capital lease and notes payable	(14)	(16)
Borrowings from Summit Loan	—	400
Repayments on Summit Loan	—	(400)
Proceeds from shares issued under ATM, net of commissions and fees	2,169	—
Proceeds from ESPP Contributions	16	10
Repurchases of common stock	—	(49)
Net cash provided by (used in) financing activities	2,171	(55)

Net increase (decrease) in cash and cash equivalents	1,650	(126)
Cash and cash equivalents, beginning of period	4,205	2,294
Cash and cash equivalents, end of period	$5,855	$2,168

The accompanying notes are an integral part of these condensed consolidated financial statements.

PRO-DEX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

(Unaudited)

(In thousands)

	Three Months Ended September 30,
	2017	2016
Supplemental disclosures of cash flow information:

Noncash investing and financing activity:
Capital lease for the acquisition of equipment	$—	$105
Value of shares surrendered in connection with a stock option exercise	$—	$45
Cash paid during the period for:
Interest	$2	$3
Income taxes, net of refunds	$118	$19

The accompanying notes are an integral part of these condensed consolidated financial statements.

PRO-DEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Pro-Dex, Inc. (“we”, “us”, “our”, “Pro-Dex” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-K. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements presented in our Annual Report on Form 10-K for the fiscal year ended June 30, 2017. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results of operations for such interim periods are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended June 30, 2017.

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

PRO-DEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Reclassifications

As described in more detail in Note 4 below, we sold our Oregon Micro Systems (“OMS”) division during the third quarter of fiscal 2017. This division has been classified as a discontinued operation in conformity with applicable accounting guidance. The related income statement reclassifications had no impact on our consolidated net income. Accordingly, unless otherwise indicated, OMS’s results have been reported as discontinued operations and removed from all financial discussions of continuing operations. We have also changed the allowance for doubtful accounts adjustment to reconcile net income to net cash provided by operating activities to bad debt expense (recovery) as prescribed by GAAP. This reclassification has no impact on net cash provided by or used in operating activities.

NOTE 2. DESCRIPTION OF BUSINESS

We specialize in the design and manufacture of powered surgical and dental instruments used primarily in the orthopedic, spine, maxocranial facial and dental markets. Our Fineline Molds division, acquired in fiscal 2015, manufactures plastic injection molding for a variety of industries. Pro-Dex’s products are found in hospitals, dental offices, and medical engineering labs around the world.

Through January, 2017, through our OMS division, we also designed and manufactured multi-axis motion control systems used in factory automation and scientific research markets and these products can be found in scientific research facilities and high tech manufacturing operations around the world. (See Note 4.)

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

NOTE 3. COMPOSITION OF CERTAIN FINANCIAL STATEMENT ITEMS

Investments

Investments are stated at market value and consist of the following (in thousands):

	September 30, 2017	June 30, 2017
Marketable equity securities	$885	$718

Investments at September 30, 2017 and June 30, 2017 had an aggregate cost basis of $961,000 and $663,000 respectively. During the quarter ended September 30, 2017 the investments incurred gross unrealized losses of $131,000 and related income tax benefit of approximately $22,000 recorded in other comprehensive income. At June 30, 2017 the investments included net unrealized gains of $55,000 (unrealized gains of $57,000 offset by unrealized losses of $2,000) and related tax expense of approximately $22,000 recorded in other comprehensive income.

PRO-DEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Inventory

Inventory is stated at the lower of cost (first-in, first-out) or market and consists of the following (in thousands):

	September 30, 2017	June 30, 2017
Raw materials /purchased components	$1,275	$1,127
Work in process	960	747
Sub-assemblies /finished components	1,114	1,018
Finished goods	163	193
Total inventory	$3,512	$3,085

Intangibles

Intangibles consist of the following (in thousands):

	September 30, 2017	June 30, 2017
Covenant not to compete	$52	$52
Trade name	50	50
Customer list and backlog	167	167
Patent-related costs	161	153
Total intangibles	$430	$422
Less accumulated amortization	(114)	(102)
	$316	$320

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

NOTE 4. DISCONTINUED OPERATIONS

On January 27, 2017, we sold certain of the assets and the business operations of our OMS division located in Beaverton Oregon. We sold the business to our long time general manager of the division. The sale was structured as an asset sale as disclosed in our Form 8-K filed with the SEC on January 30, 2017. The aggregate sales price received was $636,000, and no liabilities other than warranty obligations were assumed by the buyer. As a result of the sale, this division has been classified as a discontinued operation in conformity with applicable accounting guidance. Accordingly, unless otherwise indicated, OMS’s results have been reported as discontinued operations and removed from all financial discussions of continuing operations.

PRO-DEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Operating results of the OMS division are as follows (in thousands):

September 30, 2016
Revenues	$283
Loss from discontinued operations:
Loss from discontinued operations, before taxes	(1)
Income tax (expense) benefit	—
Net loss from discontinued operations	$(1)

The divestiture was completed in support of raising capital to invest in our core medical device product development efforts. The loss from discontinued operations consisted of direct revenues and direct expenses of the OMS business, including cost of revenues, as well as other fixed costs to the extent that such costs were eliminated as a result of the sale. The Company historically did not allocate corporate overhead to this division. Additionally, the OMS division has historically been the only division that was significant enough to require segment disclosures and as such, effective with this divestiture, we no longer require segment disclosure as our business is currently run.

NOTE 5. WARRANTY

The warranty accrual is based on historical costs of warranty repairs and expected future identifiable warranty expenses, and is included in accrued expenses in the accompanying consolidated balance sheets. As of September 30, 2017 and June 30, 2017, the warranty reserve amounted to $146,000 and $159,000, respectively. Warranty expenses are included in cost of sales in the accompanying consolidated statements of operations. Changes in estimates to previously established warranty accruals result from current period updates to assumptions regarding repair costs and warranty return rates, and are included in current period warranty expense.

Information regarding the accrual for warranty costs for the three months ended September 30, 2017 and 2016 are as follows (in thousands):

	As of and for the Three Months Ended September 30,
	2017	2016
Beginning balance	$159	$365
Accruals during the period	20	101
Changes in estimates of prior period warranty accruals	(20)	(44)
Warranty amortization	(13)	(73)
Ending balance	$146	$349

NOTE 6. NET INCOME (LOSS) PER SHARE

The Company calculates basic net income (loss) per share by dividing net income (loss) by the weighted-average number of common shares outstanding during the reporting period. Diluted income (loss) per share reflects the effects of potentially dilutive securities, which consist entirely of outstanding stock options.

PRO-DEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

As the loss from discontinued operations is negligible for the three months ended September 30, 2016, and generates no loss per share, it is excluded from the table below. The following table presents reconciliations of the numerators and denominators of the basic and diluted income (loss) per share computations. In the tables below, income (loss) amounts represent the numerator, and share amounts represent the denominator (in thousands, except per share amounts):

	Three Months Ended September 30,
	2017	2016
Basic:
Net income	$628	$286
Weighted average shares outstanding	4,150	4,062
Basic earnings per share	$0.15	$0.07
Diluted:
Net income	$628	$286
Weighted average shares outstanding	4,150	4,062
Effect of dilutive securities – stock options	40	41
Weighted average shares used in calculation of diluted earnings per share	4,190	4,103
Diluted earnings per share	$0.15	$0.07

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

As of September 30, 2017, we have accrued $450,000 of unrecognized tax benefits related to federal and state income tax matters. None of this balance is expected to reduce the Company’s income tax expense if recognized.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at July 1, 2017	$446
Additions based on tax positions related to the current year	4
Balance at September 30, 2017	$450

We recognize accrued interest and penalties related to unrecognized tax benefits when applicable. As of September 30, 2017 and June 30, 2017, no interest or penalties applicable to our unrecognized tax benefits have been accrued since we have sufficient tax attributes available to fully offset any potential assessment of additional tax.

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

PRO-DEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 8. SHARE-BASED COMPENSATION

Through June 2014 we had two equity compensation plans, the Second Amended and Restated 2004 Stock Option Plan (the “Employee Stock Option Plan”) and the Amended and Restated 2004 Directors’ Stock Option Plan (the “Directors’ Stock Option Plan”) (collectively, the “Former Stock Option Plans”). There was no share-based compensation expense attributable to the Former Stock Option Plans for the three months ended September 30, 2017 and 2016, as all outstanding options under the Former Stock Option Plans are fully vested. The Employee Stock Option Plan and Director’s Stock Option Plan were terminated in June 2015 and September 2014, respectively.

In September 2016, our Board approved the establishment of the 2016 Equity Incentive Plan, which was approved by our shareholders at the November 29, 2016 Annual Meeting. The 2016 Equity Incentive Plan provides for the award of up to 1,500,000 shares of the Company’s common stock in the form of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted shares, restricted stock units, performance awards and other stock-based awards. As of September 30, 2017, no awards have been granted under the 2016 Equity Incentive Plan.

Stock Options

There were no stock options granted during the three months ended September 30, 2017 and 2016. As of September 30, 2017, there was no unrecognized compensation cost under our stock option plans as all outstanding stock options are fully vested. As of September 30, 2017, the options outstanding had a weighted average remaining contractual life of 3.8 years and an intrinsic value of $306,000. The following is a summary of stock option activity for the three months ended September 30, 2017 and 2016:

	Three Months Ended September 30,
	2017		2016
	Number of Shares	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Exercise Price
Outstanding at beginning of period	57,000	$1.88	90,834	$1.95
Options granted	—	—	—	—
Options exercised	—	—	(25,000)	(1.79)
Options canceled or expired	—	—	—	—
Outstanding at end of period	57,000	$1.88	65,834	$2.01
Stock Options Exercisable at September 30,	57,000	$1.88	65,834	$2.01

Employee Stock Purchase Plan

In September 2014, our Board approved the establishment of an Employee Stock Purchase Plan (the “ESPP”). The ESPP conforms to the provisions of Section 423 of the Internal Revenue Code, has coterminous offering and purchase periods of six months, and bases the pricing to purchase shares of our common stock on a formula so as to result in a per-share purchase price that approximates a 15% discount from the market price of a share of our common stock at the end of the purchase period. The Board of Directors also approved the provision that shares formerly reserved for issuance under the Former Stock Option Plans in excess of shares issuable pursuant to outstanding options, aggregating 704,715 shares, be reserved for issuance pursuant to the ESPP. The ESPP was approved by our shareholders at the December 3, 2014 Annual Meeting. On February 2, 2015, the Company filed a Registration Statement on Form S-8 registering the 704,715 shares issuable under the ESPP under the Securities Act of 1933.

During the first quarter ended September 30, 2017 and 2016, 3,099 and 2,056 shares were purchased, respectively, and allocated to employees based upon their contributions at prices of $5.21 and $4.91, respectively, per share. On a cumulative basis, since the inception of the ESPP plan, employees have purchased a total of 12,489 shares. During the three months ended September 30, 2017 and 2016, we recorded stock compensation expense in the amount of $3,000 and $2,000, respectively, relating to the ESPP.

PRO-DEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 9. MAJOR CUSTOMERS & SUPPLIERS

Information with respect to customers that accounted for sales in excess of 10% of our total sales in either of the three-month periods ended September 30, 2017 and 2016 is as follows (in thousands, except percentages):

	Three Months Ended September 30,
	2017		2016
	Amount	Percent of Total	Amount	Percent of Total
Total revenue	$5,162	100%	$5,129	100%

Customer concentration:
Customer 1	$3,026	59%	$2,161	42%
Customer 2	618	12%	421	8%
Customer 3	184	3%	608	12%
Total	$3,828	74%	$3,190	62%

Information with respect to accounts receivable from those customers that comprised more than 10 % of our gross accounts receivable at either September 30, 2017 and June 30, 2017, is as follows (in thousands, except percentages):

	September 30, 2017		June 30, 2017
Total gross accounts receivable	$2,257	100%	$3,541	100%

Customer concentration:
Customer 1	$1,360	60%	$2,187	62%
Customer 4	131	6%	554	16%
Customer 5	353	16%	235	6%
Total.	$1,844	82%	$2,976	84%

We had one different supplier during each of the three months ended September 30, 2017 and 2016 that accounted for 13% and 16% of total purchases, respectively. Amounts owed to the fiscal 2018 significant supplier at September 30, 2017 and June 30, 2017 represented 5% and 12%, respectively, of total accounts payable.

NOTE 10. NOTES RECEIVABLE

Monogram note receivable – long-term

On April 19, 2017, we entered into a Secured Convertible Promissory Note (the “Promissory Note”) with Monogram Orthopaedics Inc. (“Monogram”). Monogram is a New York based medical device start-up specializing in precision, patient-specific orthopedic implants.

Pursuant to the terms of the Promissory Note, on April 19, 2017, we advanced Monogram $450,000 and upon Monogram’s satisfaction of certain milestones, as determined by us in good faith, we will advance an additional $350,000. The Promissory Note bears interest at 4% per annum calculated on a 360-day year and matures on April 19, 2019, upon which the outstanding principal and accrued interest will become due and payable if not converted to Monogram’s common stock. As of the date of this report, Monogram is still completing certain milestones and we have agreed to extend the original three-month milestone completion date. We currently expect to advance the additional $350,000 within the next 60 days.

PRO-DEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Loan Participation note receivable – short-term

On September 20, 2017 (the “Closing Date”), we entered into a Participation Agreement with FS Special Opportunities I, L.P., a Minnesota limited partnership (“Principal”), pursuant to which we paid Principal $1,150,000 in cash to purchase a 50% (“Participation Percentage”) undivided interest (the “Participation”) in Principal’s $2,300,000 loan (the “Loan”) to 414 New York LLC, a New York limited liability company (“Borrower”). The Participation constitutes the purchase by us of a property interest in the Loan from Principal and does not create a creditor-debtor relationship between us and Borrower. Borrower used the proceeds from the Loan to acquire a leasehold interest in certain real estate operated as a hotel in Manhattan, New York.

Pursuant to the loan agreement entered into on the Closing Date between Principal and Borrower, the Loan initially bears interest at a fixed rate of 22% per annum, with payments of all accrued and unpaid interest due monthly commencing on October 1, 2017 and on the first day of each month thereafter. Borrower may reduce the interest rate by 1% for each $100,000 repayment of principal up to a maximum reduction of 2%, thereby reducing the interest rate to a minimum amount equal to 20% per annum. If the principal balance of the Loan is not paid in full by September 30, 2018, commencing on October 1, 2018 and continuing on the first day of the next 83 months thereafter, Borrower shall, in addition to the aforementioned monthly interest payments, pay installments of principal equal to 1/84th of the principal balance outstanding under the Loan as of September 30, 2018. We are entitled to receive from Principal the Company’s Participation Percentage of any payments of principal and interest. We have classified this note receivable as short-term pursuant to representations that the Borrower has made to Principal. If we become aware of changes in facts or circumstances that lead us to believe the note receivable will not be paid in full by September 30, 2018, we will classify this note as long-term.

Raymond E. Cabillot, a director of the Company, is the managing partner of Farnam Street Capital, Inc. (“Farnam”) and Farnam is the founding partner of FS Special Opportunities I, L.P.

NOTE 11. NOTES PAYABLE AND FINANCING TRANSACTIONS

Farmers & Merchants Bank of Long Beach

On April 19, 2017 we entered into a Business Loan Agreement, dated effective March 28, 2017, with Farmers & Merchants Bank of Long Beach, a California corporation, providing for a $500,000 revolving loan facility (the “Revolving Loan Facility”). The Revolving Loan Facility is secured by substantially all of the assets of the Company and bears interest at prime plus 2 percent (6.25%) and matures on March 28, 2018. As of September 30, 2017, we have not borrowed against this Revolving Loan Facility.

Summit Financial Resources LP

On September 9, 2015 we entered into a Loan and Security Agreement (the “Summit Loan”) with Summit Financial Resources LP, whereby we could borrow up to $1.0 million against our eligible receivables, on a revolving basis, as defined in the agreement. Borrowed funds bore interest at a rate of prime plus 2 percent, and incurred an additional administrative fee of 0.7 percent on the monthly average outstanding balance. The Summit Loan had an initial period of 18 months with successive one-year renewal options and required an annual facility fee of $10,000. During the three months ended September 30, 2016 we borrowed $400,000 under the Summit Loan, which amount was paid in full by September 30, 2016. On March 9, 2017, we terminated the Summit Loan in accordance with its terms.

Jules & Associates

On July 21, 2016, we entered a master equipment lease agreement with Jules and Associates, Inc. to lease a specific machine used in our inspection process. The cost of the equipment was approximately $106,000 and the lease provides for 36 monthly payments in the amount of $3,121, as well as interim rent in the amount of $7,388. The lease was subsequently assigned to Hitachi Capital America Corporation. The balance owed on the lease as of September 30, 2017 is approximately $66,000.

PRO-DEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Fineline Molds

In conjunction with our acquisition of Fineline, we issued a promissory note to Fineline in the amount of $100,000 which bears interest at 4% per annum and requires sixteen equal quarterly payments of principal and accrued interest in the amount of $6,794. The note is secured by all of the assets acquired by us from Fineline. The balance owed on the note as of September 30, 2017 is approximately $39,000.

NOTE 12. COMMON STOCK

Share Repurchase Program

In September, 2013 our Board approved a share repurchase program authorizing us to repurchase up to 750,000 shares of our common stock. In accordance with, and as part of, this share repurchase program, our Board approved the adoption of several prearranged share repurchase plans intended to qualify for the safe harbor provided by Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (“10b5-1 Plan” or “Plan”). During the quarter ended September 30, 2016, our Board approved a 10b5-1 Plan, which became effective on September 8, 2016 and terminated on the earlier of September 8, 2017 or when and if the maximum shares were repurchased. During the quarter ended December 31, 2016, the Investment Committee of our Board approved an additional concurrently running 10b5-1 Plan, which became effective on December 8, 2016 and terminated on the earlier of December 8, 2017 or when and if the maximum shares were repurchased. On a cumulative basis, we have repurchased a total of 232,957 shares under the share repurchase program at an aggregate cost of $920,000. All repurchases under the 10b5-1 Plans were administered through an independent broker. In February, 2017 our Board terminated the two effective 10b5-1 Plans in conjunction with the approval of the Company’s At The Market Offering Agreement (“ATM” or “ATM Agreement”) further described below.

At The Market Offering Agreement

In February 2017, our Board approved an ATM Agreement with Ascendiant Capital Markets, LLC (“Ascendiant”). The ATM Agreement allows us to sell shares of our common stock pursuant to specific parameters defined by us as well as those defined by the SEC and the ATM Agreement. During the three months ended September 30, 2017 we sold 320,000 shares of common stock at an average price of $6.99 per share and raised proceeds of $2,169,000 net of commissions and fees paid to Ascendiant totaling $67,000. From the inception of the ATM in February 2017 through September 30, 2017 we have sold 328,276 shares of common stock for gross proceeds of $2,287,000 net of commissions and fees paid to Ascendiant totaling $69,000. The ATM allows for quick and agile sales of our common stock to interested investors and provides an opportunity to raise additional capital for working capital requirements or to fund strategic opportunities that may present themselves from time to time.

NOTE 13. COMMITMENTS AND CONTINGENCIES

Legal Matters

In September 2015, Pro-Dex Sunfish Lake, LLC (“PDSL”) a subsidiary of the Company foreclosed its lien against the assets of Riverside Manufacturing, Inc. (“Riverside”), a former investment held by the Company. After the foreclosure, Scott Robertson (the former president of Riverside), Riverside and Heron Enterprises, LLC, an affiliated entity, asserted claims of breach of contract, fraudulent inducement and wrongful self-help eviction among others, against PDSL and another subsidiary of the Company, Pro-Dex Riverside LLC (“PDR”). PDSL and PDR in turn asserted various claims, including slander of title, fraudulent misrepresentation, conversion and theft against one or more of those parties, in turn. In October 2016, the parties filed lawsuits against one another asserting the aforementioned claims. On February 8, 2017, a hearing was held on PDSL and PDR’s request for dismissal of several of Robertson et al.’s claims, which the court dismissed effective May 8, 2017. We proposed a mutual release of all claims to settle this dispute and the court held a hearing on October 6, 2017 to review the matter, as it was our position that Robertson et al. agreed to the settlement. At the hearing, the Court granted the motion to enforce the settlement agreement and all parties’ claims against one another were dismissed with prejudice.

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

COMPANY OVERVIEW

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of the results of operations and financial condition of Pro-Dex, Inc. (“Company”, “Pro-Dex”, “we”, “our” or “us”) for the three-month periods ended September 30, 2017 and 2016. This discussion should be read in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this report. This report contains certain forward-looking statements and information. The cautionary statements included herein should be read as being applicable to all related forward-looking statements wherever they may appear. Our actual future results could differ materially from those discussed herein.

Except for the historical information contained herein, the matters discussed in this report, including, but not limited to, discussions of our product development plans, business strategies, strategic opportunities and market factors influencing our results, are forward-looking statements that involve certain risks and uncertainties. Actual results may differ from those anticipated by us as a result of various factors, both foreseen and unforeseen, including, but not limited to, our ability to continue to develop new products and increase sales in markets characterized by rapid technological evolution, consolidation within our target marketplace and among our competitors, competition from larger, better capitalized competitors, and our ability to realize returns on opportunities. Many other economic, competitive, governmental and technological factors could impact our ability to achieve our goals. You are urged to review the risks, uncertainties and other cautionary language described in this report, as well as in our other public disclosures and reports filed with the Securities and Exchange Commission (“SEC”) from time to time, including, but not limited to, the risks, uncertainties and other cautionary language discussed in our Annual Report on Form 10-K for our fiscal year ended June 30, 2017.

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

Through January, 2017, we also designed and manufactured multi-axis motion control systems used in factory automation and scientific research markets and these products can be found in scientific research facilities and high-tech manufacturing operations around the world. We sold certain of the assets and the business operations of our OMS division located in Beaverton Oregon to our long time general manager of the division. This division has been classified as a discontinued operation in conformity with applicable accounting guidance. Accordingly, unless otherwise indicated, OMS’s results have been reported as discontinued operations and removed from all financial discussions of continuing operations. (See Note 4 to the Condensed Consolidated Financial Statements contained elsewhere in this report.)

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

Our principal headquarters are located at 2361 McGaw Avenue, Irvine, California 92614 and our phone number is (949) 769-3200. Our Internet address is www.pro-dex.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, amendments to those reports and other SEC filings are available free of charge through our website as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC. In addition, our Code of Ethics and other corporate governance documents may be found on our website at the Internet address set forth above. Our filings with the SEC may also be read and copied at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov and company specific information at www.sec.gov/edgar/searchedgar/companysearch.html.

Basis of Presentation

The condensed consolidated results of operation presented in this report are not audited and those results are not necessarily indicative of the results to be expected for the entirety of the fiscal year ending June 30, 2018 or any other interim period during such fiscal year. Our fiscal year ends on June 30 and our fiscal quarters end on September 30, December 31, and March 31. Unless otherwise stated, all dates refer to our fiscal year and those fiscal quarters.

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used or changes in the accounting estimate that are reasonably likely to occur could materially change the financial statements. Management believes that there have been no significant changes during the three months ended September 30, 2017 to the items that we disclosed as our critical accounting policies in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended June 30, 2017, except as noted below, whereby we have expanded our notes receivable accounting policy to include the loan participation note receivable.

Notes Receivable

The loan participation agreement is also stated at unpaid principal balance and is also subject to impairment losses. Management considers a note impaired when based upon current information or factors it is probable that the principal and interest payments will not be collected, according to the terms of the loan. In this case, the loan requires monthly interest payments, which interest income we accrue in the period in which it is earned. If an interest payment is not made, we may have cause to impair the loan and recognize future interest and principal payments, if any, only upon receipt.

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

Simultaneously, we are working to build top-line sales through active proposals of new medical device products with new and existing customers, and we completed a significant engineering project during the third quarter of fiscal 2017. Our patented adaptive torque-limiting has been very well received in the CMF market and we therefore anticipate continued investment in this area with research and development focused on applying this technology to other surgical applications. Additionally, in April 2017 we invested in Monogram Orthopaedics Inc. (“Monogram”), a medical device start-up specializing in precision, patient-specific orthopedic implants. In conjunction with making the loan to Monogram, we were granted the exclusive right to develop, engineer, manufacture and supply certain products on behalf of Monogram. We are hopeful that this investment will generate future revenue streams as contemplated by planned future definitive development and supply agreements. However, we believe that this is a long-term, strategic investment which will likely take several years to cultivate and generate meaningful additional revenue, if at all.

In summary, our current objectives are focused primarily on maintaining our relationships with our current medical device customers, investing in research and development activities to design Pro-Dex branded drivers to leverage our torque-limiting software, and promoting active product development proposals to new and existing customers for both orthopedic shavers and screw drivers for a multitude of surgical applications while monitoring closely the progress of all these individual endeavors. However, there can be no assurance that we will be successful in any of these objectives.

Results of Operations

The following tables set forth results from continuing operations for the three months ended September 30, 2017 and 2016:

	Three Months Ended September 30,
	2017		2016
	Dollars in thousands
		% of Net Sales		% of Net Sales
Net sales	$5,162	100%	$5,129	100%
Cost of sales	3,302	64%	3,705	72%
Gross profit	1,860	36%	1,424	28%
Selling expenses	87	2%	149	3%
General and administrative expenses	504	10%	564	11%
Impairment of intangible assets	—	—	113	2%
Research and development costs	407	8%	304	6%
	998	19%	1,130	22%
Operating income	862	17%	294	6%
Other income, net	28	—	—	—
Income from continuing operations before income taxes	890	17%	294	6%
Provision for income taxes	262	5%	7	—
Net income from continuing operations	$628	12%	$287	6%

Revenue

The majority of our revenue is derived from designing, developing and manufacturing surgical devices. We continue to sell legacy dental products and air motors for industrial applications, but our focus remains in medical devices. Our Fineline Molds division manufactures injection molds for diverse industries. The proportion of total sales by type is as follows (in thousands, except percentages):

	Three Months Ended September 30,				Increase (Decrease) From
	2017		2016		2016 To 2017
	Dollars in thousands
		% of Net Sales		% of Net Sales
Net sales:
Medical device	$4,709	92%	$3,896	76%	21%
Industrial and scientific	160	3%	314	6%	(49%)
Dental and component	112	2%	311	6%	(64%)
Injection molds (Fineline Molds)	118	2%	278	5%	(58%)
Contract services (ESD)	—	—	239	5%	(100%)
Repairs and other	63	1%	91	2%	(31%)
	$5,162	100%	$5,129	100%	1%

Certain of our medical device products utilize proprietary designs developed by us under exclusive development and supply agreements. All of our medical device products utilize proprietary manufacturing methods and know-how, and are manufactured in our Irvine, California facility, as are our dental products, which are sold primarily to original equipment manufacturers and dental product distributors. We manufacture our injection molds in our facility in San Dimas, California.

Our medical device revenue has increased $813,000 in the first quarter of fiscal 2018 due to an increase in sales to our largest customer of a surgical handpiece designed to be used in orthopedic surgery applications as we completed our ramp-up in production levels to ship to the expected 150 units per month that the customer has requested. Sales of our dental and industrial products have continued to decline as we do not focus either our engineering or sales and marketing efforts on these legacy product lines. Our Fineline Molds division sales have decreased in the first quarter of fiscal 2018 compared to the same period of fiscal 2017 due to reduced demand and the cyclicality of the industry. We expect our repair revenue for the remainder of fiscal 2018 will continue to be less than in recent years as our primary medical device products are newer and most repairs are covered under warranty.

At September 30, 2017, we had a backlog of approximately $10.2 million. Of the backlog, approximately $9.4 million is expected to be delivered in fiscal 2018 and the remainder is scheduled for delivery during fiscal 2019. We may experience variability in our new order bookings due to various reasons, including, but not limited to, the timing of major new product launches and customer planned inventory builds. However, we do not typically experience seasonal fluctuations in our shipments and revenues.

Cost of Sales and Gross Margin

	Three Months Ended September 30,				Increase (Decrease) From
	2017		2016		2016 To 2017
	Dollars in thousands
		% of Net Sales		% of Net Sales
Cost of sales:
Product costs	$3,182	62%	$3,738	73%	(15%)
Under-(over) absorption of manufacturing costs	71	1%	(56)	(1%)	227%
Inventory and warranty charges	49	1%	23	—	113%
Total cost of sales	$3,302	64%	$3,705	72%	(11%)
Gross profit and gross margin	$1,860	36%	$1,424	28%	31%

Cost of sales for the three-month period ended September 30, 2017 decreased by $403,000, or 11%, compared to the corresponding period of the prior fiscal year. Product costs decreased by 15% during the three months ended September 30, 2017 compared to the corresponding period of the prior fiscal year. The product costs associated with our newest products have decreased from the prior year due to improved efficiencies in both the machine and assembly operations coupled with savings made by in-sourcing previously out-sourced manufactured parts. During the three months ended September 30, 2017 we have under-absorbed manufacturing costs of $71,000 compared to over-absorbed costs of $56,000 during the corresponding period of the prior fiscal year due to continued higher manufacturing volumes coupled with the alignment of the change in overhead rates applied to the machine and assembly operations. Costs related to inventory and warranty charges increased $26,000 in the first quarter of fiscal 2018 compared to the corresponding quarter of fiscal 2017 due primarily to $17,000 in increased warranty expenses and an increase of $9,000 in inventory charges.

Gross profit increased by approximately $436,000, or 31%, for the three months ended September 30, 2017 compared to the corresponding period of the prior fiscal year, and gross margin as a percentage of sales increased by approximately eight percentage points between such periods, primarily as a result of the factors discussed above.

Operating Costs and Expenses

	Three Months Ended September 30,				Increase (Decrease) From
	2017		2016		2016 To 2017
	Dollars in thousands
		% of Net Sales		% of Net Sales
Operating expenses:
Selling expenses	$87	1%	$149	3%	(42%)
General and administrative expenses	504	10%	564	11%	(11%)
Impairment of intangible assets	—	—	113	2%	(100%)
Research and development costs	407	8%	304	6%	34%
	$998	19%	$1,130	22%	(12%)

Selling expenses consist of salaries and other personnel-related expenses in support of business development, as well as trade show attendance, advertising and marketing expenses, and travel and related costs incurred in generating and maintaining our customer relationships. Selling expenses for the three months ended September 30, 2017 decreased $62,000, or 42%, compared to the corresponding year-earlier period. The decrease is due to the termination of the engineering services division (“ESD”) in the fourth quarter of fiscal 2017 due to poor performance, which incurred $70,000 in selling expenses during the first quarter of fiscal 2017.

General and administrative expenses (“G&A”) consist of salaries and other personnel-related expenses of our accounting, finance and human resources personnel, professional fees, directors’ fees, and other costs and expenses attributable to being a public company. G&A decreased by $60,000 for the three months ended September 30, 2017, when compared to the corresponding period of the prior fiscal year. The decrease in total G&A expenses was primarily related to a reduction of audit and professional fees. During fiscal 2017 we expensed audit fees as incurred, whereas we currently accrue for audit fees ratably in the fiscal year in which the fees relate, which resulted in G&A expenses during the first quarter of fiscal 2017 to be noticeably higher than for the first quarter of fiscal 2018.

During the quarter ended September 30, 2016 we recognized an impairment charge of approximately $113,000 relating to the customer list acquired in conjunction with our Huber acquisition, as we do not expect there to be any significant future cash flows resulting from these customer relationships.

Research and development costs generally consist of compensation and other personnel-related costs of our engineering and support personnel, related professional and consulting fees, patent-related fees, lab costs, materials, and travel and related costs incurred in the development and support of our products. Research and development costs increased approximately $103,000 for the quarter ended September 30, 2017 compared to the corresponding prior year period. The increase is primarily due to increased spending on the internal development of our Pro-Dex- branded driver for thoracic surgical applications utilizing our adaptive torque-limiting.

Other Income (Expense), net

Other income and expense consists primarily of interest expense related to the notes payable described more fully in Note 11 to the condensed consolidated financial statements contained elsewhere in this report and did not materially vary between the quarter ended September 30, 2017 and the corresponding prior year period. The other income recorded in the quarter ended September 30, 2017 included dividend income earned from our investments, a gain on the sale of equipment of approximately $12,000 as well as interest income on the loan participation note receivable described more fully in Note 10 to the condensed consolidated financial statements contained elsewhere in this report.

Income Tax Expense

The effective tax rate for the three months ended September 30, 2017 is slightly lower than statutory rates primarily due to current year federal research credits, domestic manufacturing deduction and a true-up for prior year deferred state income taxes, partially offset by state income tax on current year income. The effective tax rate for the three months ended September 30, 2016 is significantly lower than statutory tax rates due to our utilization of federal and state loss carryforwards, with a full valuation allowance.

Liquidity and Capital Resources

Cash and cash equivalents at September 30, 2017 increased $1,650,000 to $5,855,000 as compared to $4,205,000 at June 30, 2017. The following table includes a summary of our condensed consolidated statements of cash flows contained elsewhere in this report.

	As of and For the Three Months Ended September, 30
	2017	2016
	(in thousands)
Cash provided by (used in):
Operating activities	$1,040	$255
Investing activities	$(1,561)	$(326)
Financing activities	$2,171	$(55)

Cash and Working Capital:
Cash and cash equivalents	$5,855	$2,168
Working capital	$11,995	$7,165

Operating Activities

Net cash provided by operating activities during the three months ended September 30, 2017 totaled $1,040,000. The primary sources of cash arose from (a) the net income for the quarter of $628,000 as well as non-cash depreciation and amortization of $153,000 (b) a decrease of $1,284,000 in accounts receivable due to more timely collection of receivables from our largest customer, and (c) a decrease in prepaid expenses of $89,000. Uses of cash arose from primarily from (a) an increase of $427,000 in inventory and (b) a decrease of $744,000 in accounts payable, accrued expenses and deferred rent.

Net cash provided by operating activities during the three months ended September 30, 2016 amounted to $255,000. The primary sources of cash arose from (a) the net income for the quarter of $286,000 as well as non-cash depreciation and amortization and impairment of intangible assets of $139,000 and $113,000, respectively, (b) a decrease of $203,000 in inventory, (c) an increase in deferred revenue of $107,000 and (d) an increase in accounts payable, accrued expenses and deferred rent in the amount of $338,000, primarily due to a payable related to a fixed asset purchased during the quarter. Uses of cash arose primarily from (a) an increase of $683,000 in accounts and other receivables and (b) an increase of $255,000 in deferred costs related to the development phase of certain contracts that had not yet reached the billable stage under the milestone method of accounting.

Investing Activities

Net cash used in investing activities for the three months ended September 30, 2017 was $1.6 million and related primarily to the $1,150,000 Participation Agreement more fully described in Note 10 to the condensed consolidated financial statements contained elsewhere in this report. In addition we invested $139,000 in equipment and $297,000 in marketable equity securities during the quarter ended September 30, 2017.

Net cash used in investing activities for the three months ended September 30, 2016 was $326,000 and related primarily to the purchase of manufacturing equipment in the amount of $316,000, most notably a vertical milling machine purchased to increase our throughput of sales to our largest customer.

Financing Activities

We generated $2.2 million in cash from financing activities during the three months ended September 30, 2017 through sales of our common stock under our ATM agreement more fully described in Note 12 to the condensed consolidated financial statements contained elsewhere in this report.

Cash used in financing activities during the three months ended September 30, 2016 totaled $55,000 and primarily related to the repurchase of 9,107 shares of our common stock pursuant to our share repurchase program.

Financing Facilities & Liquidity Requirements for the Next Twelve Months

As of September 30, 2017, our working capital was $12.0 million. We currently believe that our existing cash and cash equivalent balances together with our account receivable balances will provide us sufficient funds to satisfy our cash requirements as our business is currently conducted for at least the next 12 months. In addition to our cash and cash equivalent balances, we expect to derive a portion of our liquidity from our cash flows from operations. We may also borrow against our $500,000 Revolving Loan Facility from Farmers & Merchants Bank of Long Beach.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer (the principal executive officer and principal financial officer, respectively) have concluded based on their evaluation as of September 30, 2017 that our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) are effective. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

During the three months ended September 30, 2017, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 13 of Notes to Condensed Consolidated Financial Statements contained elsewhere in this report.

ITEM 1A. RISK FACTORS

Our business, future financial condition and results of operations are subject to a number of factors, risks and uncertainties, which are disclosed in Item 1A, entitled “Risk Factors” in Part I of our Annual Report on Form 10-K for our fiscal year ended June 30, 2017 as well as any amendments thereto or additions and changes thereto contained in this quarterly report on Form 10-Q for the quarter ended September 30, 2017. Additional information regarding some of those risks and uncertainties is contained in the notes to the condensed consolidated financial statements included elsewhere in this report and in Part I, Item 2, of this report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The risks and uncertainties disclosed in our Form 10-K, our quarterly reports on Form 10-Q and other reports filed with the SEC are not necessarily all of the risks and uncertainties that may affect our business, financial condition and results of operations in the future.

There have been no material changes to the risk factors as disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2017, except as provided in any amendments thereto and those set forth below.

During the first quarter of fiscal 2018 we invested in a loan participation agreement in order to generate a positive investment return. The borrower’s inability to repay the borrowed funds under our loan participation agreement could negatively impact our results of operations and financial condition.

We recently purchased a $1,150,000 loan participation interest in a $2,300,000 loan made to a borrower that used the loan proceeds to acquire a leasehold interest in certain real estate operated as a hotel in Manhattan, New York. If the borrower is unable to repay the loan, we may need to impair our loan participation investment which would be adverse to our results of operations and financial condition.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 6. EXHIBITS

Exhibit	Description
10.1

Second Amendment to Standard Industrial/Commercial Multi-Tenant Lease - Net, dated September 19, 2017, by and between Irvine Business Properties and Pro-Dex, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on September 20, 2017)

10.2

Participation Agreement by and between FS Special Opportunities I and Pro-Dex, Inc. dated September 20, 2017 (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on September 25, 2017)

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

PRO-DEX, INC.

Dated: November 9, 2017	By:	/s/ Richard L. Van Kirk
Richard L. Van Kirk
Chief Executive Officer (Principal Executive Officer)

Dated: November 9, 2017	By:	/s/ Alisha K. Charlton
Alisha K. Charlton
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit	Description
10.1

Second Amendment to Standard Industrial/Commercial Multi-Tenant Lease - Net, dated September 19, 2017, by and between Irvine Business Properties and Pro-Dex, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on September 20, 2017)

10.2

Participation Agreement by and between FS Special Opportunities I and Pro-Dex, Inc. dated September 20, 2017 (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on September 25, 2017)

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