Form 10-Q
period 2017-12-31
PRO DEX INC
filed 2018-02-08
CIK 788920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

———————

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended DECEMBER 31, 2017
OR
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

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

Indicate the number of shares outstanding of each of the registrant’s classes of common stock outstanding as of the latest practicable date: 4,360,481 shares of common stock, no par value, as of February 6, 2018.

PRO-DEX, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2017

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PRO-DEX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share amounts)

	December 31, 2017	June 30, 2017
ASSETS
Current Assets:
Cash and cash equivalents	$5,262	$4,205
Investments	870	718
Accounts receivable, net of allowance for doubtful accounts of $3 at December 31, 2017 and June 30, 2017, respectively	3,150	3,538
Deferred costs	10	12
Other current assets	148	86
Inventory	3,196	3,085
Notes receivable	1,150	—
Prepaid expenses	149	277
Total current assets	13,935	11,921
Equipment and leasehold improvements, net	1,842	1,429
Deferred income taxes, net	1,971	2,048
Goodwill	—	112
Intangibles, net	194	320
Notes receivable	800	450
Other assets	71	71
Total assets	$18,813	$16,351

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$923	$1,159
Accrued expenses	987	1,344
Deferred revenue	—	19
Notes and capital leases payable	60	58
Total current liabilities	1,970	2,580
Deferred rent, net of current portion	67	—
Notes and capital leases payable, net of current portion	31	61
Total non-current liabilities	98	61
Total liabilities	2,068	2,641

Shareholders’ equity:
Common shares; no par value; 50,000,000 shares authorized; 4,360,481 and 4,025,193 shares issued and outstanding at December 31, 2017 and June 30, 2017, respectively	19,889	17,704
Accumulated comprehensive income (loss)	(90)	33
Accumulated deficit	(3,054)	(4,027)
Total shareholders’ equity	16,745	13,710
Total liabilities and shareholders’ equity	$18,813	$16,351

The accompanying notes are an integral part of these condensed consolidated financial statements.

PRO-DEX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended December 31,		Six Months Ended December 31,
	2017	2016	2017	2016

Net sales	$5,560	$4,599	$10,723	$9,728
Cost of sales	3,843	3,288	7,145	6,995
Gross profit	1,717	1,311	3,578	2,733

Operating expenses:
Selling expenses	87	159	174	308
General and administrative expenses	576	605	1,080	1,169
Impairment of goodwill and intangible assets	229	—	229	113
Research and development costs	478	278	885	581
Total operating expenses	1,370	1,042	2,368	2,171

Operating income	347	269	1,210	562
Interest expense	(2)	(4)	(4)	(7)
Interest income	75	11	93	12
Gain from disposal of equipment	3	—	15	3

Income from continuing operations before income taxes	423	276	1,314	570
Income tax (expense) benefit	(78)	2,859	(341)	2,852

Income from continuing operations	345	3,135	973	3,422
Income from discontinued operations, net of income taxes	—	59	—	58
Net income	$345	$3,194	$973	$3,480
Other comprehensive loss, net of tax:
Unrealized loss from marketable equity investments	(15)	(6)	(124)	(6)
Comprehensive income	$330	$3,188	$849	$3,474

Basic net income per share:
Income from continuing operations	$0.08	$0.77	$0.23	$0.84
Income from discontinued operations	—	0.02	—	0.01
Net income	$0.08	$0.79	$0.23	$0.85

Diluted net income per share:
Income from continuing operations	$0.08	$0.77	$0.23	$0.84
Income from discontinued operations	—	0.01	—	0.01
Net income	$0.08	$0.78	$0.23	$0.85

Weighted average common shares outstanding:
Basic	4,359	4,057	4,255	4,060
Diluted	4,400	4,092	4,295	4,098
Common shares outstanding	4,360	4,040	4,360	4,040

The accompanying notes are an integral part of these condensed consolidated financial statements.

PRO-DEX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended December 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$973	$3,480
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	310	275
Gain from disposal of equipment	(15)	(3)
Share-based compensation	49	2
Impairment of goodwill and intangible assets	229	113
Deferred income tax expense (benefit)	77	(2,837)
Bad debt expense (recovery)	—	(9)
Changes in operating assets and liabilities:
Accounts receivable and other current receivables	388	(479)
Deferred costs	3	(344)
Assets held for sale	—	(23)
Inventory	(112)	92
Prepaid expenses and other assets	(76)	6
Accounts payable, accrued expenses and deferred rent	(526)	245
Deferred revenue	(18)	240
Income taxes payable	—	2
Net cash provided by operating activities	1,282	760

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	(297)	(300)
Purchases of equipment and leasehold improvements	(713)	(376)
Increase in notes receivable	(1,500)	—
Income tax effect of unrealized gains and losses	21	—
Proceeds from sale of equipment	30	3
Increase in intangibles	(15)	(20)
Net cash used in investing activities	(2,474)	(693)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of common stock	—	(168)
Proceeds from shares issued under ATM, net of commissions and fees	2,262	—
Proceeds from exercise of options and ESPP contributions	16	16
Borrowings from Summit Loan	—	600
Repayments on Summit Loan	—	(600)
Principal payments on notes payable and capital lease	(29)	(29)
Net cash provided by (used in) financing activities	2,249	(181)

Net increase (decrease) in cash and cash equivalents	1,057	(114)
Cash and cash equivalents, beginning of period	4,205	2,294
Cash and cash equivalents, end of period	$5,262	$2,180

The accompanying notes are an integral part of these condensed consolidated financial statements.

PRO-DEX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

(Unaudited)

(In thousands)

	Six Months Ended December 31,
	2017	2016
Supplemental disclosures of cash flow information:

Noncash investing and financing activity:
Capital lease for the acquisition of equipment	$—	$105
Value of shares surrendered in connection with a stock option exercise	$—	$45
Cash paid during the period for:
Interest	$4	$7
Income taxes	$285	$27

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

Recent Accounting Standards

In May 2014, the FASB issued Accounting Standards Update ("ASU") 2014-09, "Revenue from Contracts with Customers," which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. ASU 2014-09 requires an entity to recognize revenue depicting the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires enhanced revenue related disclosures. Application of the guidance in ASU 2014-09 is expected to require more judgment and estimates within the revenue recognition process compared to existing GAAP. ASU 2014-09 is required to be adopted by the Company in the first quarter of fiscal 2019. We preliminarily expect to adopt the requirements of ASU 2014-09 using the modified retrospective adoption method. We also expect that disclosures related to revenue recognition including judgments made will increase compared to existing GAAP. We are completing an analysis of our revenue streams and are evaluating the impact the new standard may have on revenue recognition. We primarily sell finished products and recognize revenue at point of sale or delivery and this is not expected to change under the new standard. We also perform services when we are engaged to design a product for a customer. Typically, in those cases we have historically deferred revenue until project or milestone completion. Under the new standard we expect that revenue may be earned throughout the process. We will continue to evaluate the impact of the adoption of the standard and the preliminary assessments are subject to change.

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

Recently Adopted Accounting Standards

In July 2015, the FASB issued ASU 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory,” which states that inventory should be measured at the lower of cost or net realizable value. Net realizable value is defined as estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. We adopted the provisions of ASU 2015-11 effective July 1, 2017, applied prospectively. The adoption has not had a material impact on our condensed consolidated financial statements.

In January 2017, the FASB issued its final standard on simplifying the test for goodwill impairment. This standard, issued as ASU 2017-04, eliminates step 2 from the goodwill impairment test and instead requires an entity to perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An impairment charge would be recognized for the amount by which the carrying amount exceeds the reporting unit's fair value. This update is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019, with early adoption permitted. We adopted this guidance during the second quarter of fiscal 2018, in conjunction with the performance of our goodwill impairment test.

Reclassifications

We have changed the allowance for doubtful accounts adjustment to reconcile net income to net cash provided by operating activities to bad debt expense (recovery) as prescribed by GAAP. This reclassification has no impact on net cash provided by or used in operating activities.

We also reclassified the impairment of intangible assets in the amount of $113,000 incurred during the six months ended December 31, 2016 to a separate line item on the Statement of Operations to conform to the current year presentation.

NOTE 2. DESCRIPTION OF BUSINESS

We specialize in the design and manufacture of powered surgical and dental instruments used primarily in the orthopedic, spine, maxocranial facial and dental markets. Our Fineline Molds division (“Fineline”), acquired in fiscal 2015, manufactures plastic injection molding for a variety of industries. Pro-Dex’s products are found in hospitals, dental offices, and medical engineering labs around the world.

Through January 2017, our Oregon Micro Systems (“OMS”) division designed and manufactured multi-axis motion control systems used in factory automation and scientific research markets. These products can be found in scientific research facilities and high tech manufacturing operations around the world. We sold our OMS division during the third quarter of fiscal 2017. This division has been classified as a discontinued operation in conformity with applicable accounting guidance. Accordingly, unless otherwise indicated, OMS’s results have been reported as discontinued operations and removed from all financial discussions of continuing operations.

Through April 2017, we provided engineering consulting and placement services, as well as quality and regulatory consulting services, through our Engineering Services Division. Although we continue to provide engineering, quality and regulatory consulting services to our customers, we have ceased placement services and accordingly have disbanded our Engineering Services Division. The cessation of placement services is not expected to have a material impact on our financial position or results of operations.

PRO-DEX, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In fiscal 2015, we acquired Huber Precision (“Huber”), a business that made custom machined parts. We made the investment to garner a wider customer base, but the sales to the customers that were serviced by Huber dwindled over time, such that activities have become immaterial. As a result, the intangibles relating to Huber were impaired during the first quarter of fiscal 2017 and during the second quarter of fiscal 2017 we ceased accepting orders from Huber customers.

.

NOTE 3: GOODWILL AND LONG-LIVED ASSETS OF FINELINE

Our goodwill represents the excess of the purchase price over the fair value of identifiable net assets from the Fineline acquisition. Indefinite-lived intangibles are intangible assets whose useful lives are indefinite in that their lives extend beyond the foreseeable horizon – that is there is no foreseeable limit on the period of time over which they are expected to contribute to the cash flows of the reporting entity. We account for these items in accordance with Accounting Standards Codification (“ASC”) 350 Intangibles – Goodwill and Other, which requires that impairment testing for goodwill is performed at least annually at the reporting unit level. A reporting unit is an operating segment or one level below an operating segment (also known as a component). We have historically performed our annual impairment test as of January 31st of each year. However, we performed an impairment analysis as of December 31, 2017 because of declining Fineline revenue as well as the lapse of many outstanding Fineline proposals/bids, which indicated to us that the fair value of the Fineline reporting unit may be below its carrying value.

The following table presents the changes in the carrying amount of the Fineline goodwill, customer list and trade name (in thousands):

	Goodwill	Customer List	Trade Name
Balance at July 1, 2017	$112	$109	$50
Amortization	—	(12)	—
Impairment charge	(112)	(97)	(20)
Balance at December 31, 2017	$—	$—	$30

The valuation methods utilized to value the long-lived assets and the goodwill discussed above are based on both a market approach and an income approach. The market approach relies on guideline public company and transaction methods which incorporates revenue and earnings multiples from publicly traded companies with operations and other characteristics similar to Fineline. The selected multiples consider Fineline’s relative size and risks relative to the selected publicly traded companies. The income approach incorporates a discounted cash flow analysis based on the amount and timing of expected future cash flows and growth rates and include a determination of an appropriate discount rate. The cash flows utilized in the discounted cash flow analyses were based on financial forecasts developed internally by management. Estimating future cash flows requires significant judgment and projections may vary from the cash flows eventually realized. Determining the fair value using a discounted cash flow method requires significant estimates and assumptions, including market conditions, discount rates, and long-term projections of cash flows. The Company’s estimates are based upon historical experience, current market trends, projected future volumes and other information. The Company believes that the estimates and assumptions underlying the valuation methodology are reasonable; however, different estimates and assumptions could result in a different estimate of fair value.

NOTE 4. COMPOSITION OF CERTAIN FINANCIAL STATEMENT ITEMS

Inventory

Inventory is stated at the lower of cost (first-in, first-out) or net realizable value and consists of the following (in thousands):

	December 31, 2017	June 30, 2017
Raw materials /purchased components	$1,157	$1,127
Work in process	894	747
Sub-assemblies /finished components	992	1,018
Finished goods	153	193
Total inventory	$3,196	$3,085

PRO-DEX, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Investments

Investments are stated at market value and consist of the following (in thousands):

	December 31, 2017	June 30, 2017
Marketable equity securities	$870	$718

Investments at December 31, 2017 and June 30, 2017 had an aggregate cost basis of $961,000 and $663,000, respectively. During the quarter ended December 31, 2017 the investments incurred unrealized losses of $101,000 offset by unrealized gains of $86,000. During the six months ended December 31, 2017, the investments incurred unrealized losses of $177,000 offset by unrealized gains of $31,000 and related income tax benefit of approximately $22,000 recorded in other comprehensive income. At June 30, 2017 the investments included net unrealized gains of $55,000 (unrealized gains of $57,000 offset by unrealized losses of $2,000) and related tax expense of approximately $22,000 recorded in other comprehensive income.

Intangibles

Intangibles consist of the following (in thousands):

	December 31, 2017	June 30, 2017
Covenant not to compete	$52	$52
Trade name	30	50
Customer list and backlog	70	167
Patent-related costs	168	153
Total intangibles	$320	$422
Less accumulated amortization	(126)	(102)
	$194	$320

Both the covenant not to compete and the customer list and backlog relate to assets acquired in conjunction with the business acquisitions described in Note 2 above and are being amortized over various periods not to exceed ten years. During the quarter ended December 31, 2017, we impaired the remaining unamortized balance of the customer list related to Fineline in conjunction with our impairment loss assessment. The trade name relates exclusively to Fineline and has an indefinite life, subject to impairment loss assessment annually, or more frequently if certain conditions exist (see Note 3). Patent-related costs consist of legal fees incurred in connection with both patent applications and a patent issuance, and will be amortized over the estimated life of the product(s) that is or will be utilizing the technology, or expensed immediately in the event the patent office denies the issuance of the patent.

PRO-DEX, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 5. WARRANTY

The warranty accrual is based on historical costs of warranty repairs and expected future identifiable warranty expenses, and is included in accrued expenses in the accompanying consolidated balance sheets. As of December 31, 2017 and June 30, 2017, the warranty reserve amounted to $150,000 and $159,000, respectively. Warranty expenses are included in cost of sales in the accompanying consolidated statements of operations. Changes in estimates to previously established warranty accruals result from current period updates to assumptions regarding repair costs and warranty return rates, and are included in current period warranty expense. Warranty expense relating to new product sales and changes to estimates for the three months ended December 31, 2017 and 2016 was $28,000 and $144,000, respectively, and for the six months ended December 31, 2017 and 2016 was $28,000 and $214,000, respectively.

Information regarding the accrual for warranty costs for the three and six months ended December 31, 2017 and 2016 are as follows (in thousands):

	As of and for the Three Months Ended December 31,
	2017	2016
Beginning balance	$146	$349
Accruals during the period	32	126
Changes in estimates of prior period warranty accruals	(4)	18
Warranty amortization	(24)	(75)
Ending balance	$150	$418

	As of and for the Six Months Ended December 31,
	2017	2016
Beginning balance	$159	$365
Accruals during the period	52	227
Changes in estimates of prior period warranty accruals	(24)	(13)
Warranty amortization	(37)	(161)
Ending balance	$150	$418

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

The following table presents reconciliations of the numerators and denominators of the basic and diluted earnings (loss) per share computations for net income (loss). In the tables below, income (loss) amounts represent the numerator, and share amounts represent the denominator (in thousands, except per share amounts):

	Three Months Ended December 31,		Six Months Ended December 31,
	2017	2016	2017	2016
Basic:
Income from continuing operations	$345	$3,135	$973	$3,422
Weighted average shares outstanding	4,359	4,057	4,255	4,060
Basic income per share from continuing operations	$0.08	$0.77	$0.23	$0.84

Income from discontinued operations	$—	$59	$—	$58
Weighted average shares outstanding	4,359	4,057	4,255	4,060
Basic and diluted earnings per share from discontinued operations	$0.00	$0.02	$0.00	$0.01

Net income	$345	$3,194	$973	$3,480
Weighted average shares outstanding	4,359	4,057	4,255	4,060
Basic income per share	$0.08	$0.79	$0.23	$0.85
Diluted:
Income from continuing operations	$345	$3,135	$973	$3,422
Weighted average shares outstanding	4,359	4,057	4,255	4,060
Effect of dilutive securities – stock options	41	35	40	38
Weighted average shares used in calculation of diluted earnings per share	4,400	4,092	4,295	4,098
Diluted loss per share from continuing operations	$0.08	$0.77	$0.23	$0.84

Income from discontinued operations	$—	$59	$—	$58
Weighted average shares outstanding	4,400	4,092	4,295	4,098
Diluted earnings per share from discontinued operations	$0.00	$0.01	$0.00	$0.01

Net income	$345	$3,194	$973	$3,480
Weighted average shares outstanding	4,400	4,092	4,295	4,098
Diluted income per share	$0.08	$0.78	$0.23	$0.85

PRO-DEX, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 7. INCOME TAXES

On December 22, 2017, the Tax Cuts and Jobs Act was enacted into law. The new legislation represents a fundamental and dramatic shift in US taxation. The new legislation contains several key tax provisions that will impact us including the reduction of the corporate tax rate to 21% effective January 1, 2018. The new legislation also includes a variety of other changes including, but not limited to, a limitation on the tax deductibility of interest expense, acceleration of business asset expensing and a reduction in the amount of executive pay that could qualify as a deduction.

ASC 740 requires us to recognize the effect of tax law changes in the period of enactment. The lower corporate income tax rate required us to re-measure our US deferred tax assets and liabilities as well as reassess the realizability of our deferred tax assets and liabilities. We have recorded a discrete benefit of $31,000, consisting of a $54,000 benefit related to a reduction in the income tax from continuing operations recorded in our first quarter of fiscal 2018 offset by an $23,000 expense related to a net reduction in the value of our deferred assets.

The most significant impact to us of the new tax law will be a reduced expected annual effective tax rate of approximately 28% for fiscal 2018. The aforementioned limitation on the tax deductibility of interest expense and reduction in the amount of executive pay that could qualify as a tax deduction are not expected to impact us as our business is currently run and the impact of the acceleration of business asset expensing will benefit us in fiscal 2018.

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

Significant management judgment is required in determining our provision for income taxes and the recoverability of our deferred tax assets. Such determination is based primarily on our historical taxable income, with some consideration given to our estimates of future taxable income by jurisdictions in which we operate and the period over which our deferred tax assets would be recoverable. During the quarter ended December 31, 2016, we released approximately $3.8 million of valuation allowance because we believed that it was more likely than not that we would be able to generate sufficient levels of profitability to realize substantially all of our deferred tax assets.

As of December 31, 2017, we have accrued $454,000 of unrecognized tax benefits related to federal and state income tax matters. This entire balance is expected to reduce the Company’s income tax expense if recognized and result in a corresponding decrease in the Company’s effective tax rate.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at July 1, 2017	$446
Additions based on tax positions related to the current year	8
Additions for tax positions of prior years	—
Balance at December 31, 2017	$454

We recognize accrued interest and penalties related to unrecognized tax benefits when applicable. As of December 31, 2017, no interest or penalties applicable to our unrecognized tax benefits have been accrued since we have sufficient tax attributes available to fully offset any potential assessment of additional tax.

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

PRO-DEX, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 8. SHARE-BASED COMPENSATION

Through June 2014, we had two equity compensation plans, the Second Amended and Restated 2004 Stock Option Plan (the “Employee Stock Option Plan”) and the Amended and Restated 2004 Directors’ Stock Option Plan (the “Directors’ Stock Option Plan”) (collectively, the “Former Stock Option Plans”). There was no share-based compensation expense attributable to the Former Stock Option Plans for the three and six months ended December 31, 2017 and 2016, as all outstanding options under the Former Stock Option Plans are fully vested. The Employee Stock Option Plan and Director’s Stock Option Plan were terminated in June 2015 and September 2014, respectively.

In September 2016, our Board approved the establishment of the 2016 Equity Incentive Plan, which was approved by our shareholders at the November 29, 2016 Annual Meeting. The 2016 Equity Incentive Plan provides for the award of up to 1,500,000 shares of the Company’s common stock in the form of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted shares, restricted stock units, performance awards and other stock-based awards. As of December 31, 2017, 200,000 performance awards have been granted under the 2016 Equity Incentive Plan.

Stock Options

No options were granted during the three or six months ended December 31, 2017 and 2016.

As of December 31, 2017, there was no unrecognized compensation cost under the Former Stock Option Plans as all outstanding stock options are fully vested. As of December 31, 2017, the options outstanding had a weighted average remaining contractual life of 3.6 years and an intrinsic value of $281,000. Following is a summary of stock option activity for the six months ended December 31, 2017 and 2016:

	2017		2016
	Number of Shares	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Exercise Price
Outstanding at July 1,	57,000	$1.88	90,834	$1.95
Options granted	—	—	—	—
Options exercised	—	—	(28,000)	1.82
Options forfeited	—	—	—	—
Outstanding at end of period	57,000	$1.88	62,834	$2.00
Stock Options Exercisable at December 31,	57,000	$1.88	62,834	$2.00

Performance Awards

In December 2017, the Compensation Committee of the Board of Directors granted 200,000 performance awards to our employees which will generally be paid in shares of our common stock. Whether any performance awards vest, and the amount that does vest, is tied to the completion of service periods that range from 7 months to 9.5 years and the achievement of our common stock trading at certain pre-determined prices. On December 31, 2017, there was approximately $846,000 of unrecognized compensation cost related to these non-vested performance awards; that cost is expected to be recognized as expense over the weighted-average period of approximately 4.2 years. The weighted average fair value of the performance awards granted was $4.46, calculated using the weighted average fair market value for each award, using a Monte Carlo simulation. We recorded share-based compensation expense of $46,000 for the three and six months ended December 31, 2017 related to these performance awards. We will apply ASU 2016-09, “Compensation—Stock Compensation (Topic 718)” to account for forfeitures as they occur, which we believe simplifies the analysis of fair market value.

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

During the three months ended December 31, 2017 and 2016, we did not record any share-based compensation expense, due to the fact that no six-month offering period ended during either quarter. During the six months ended December 31, 2017 and 2016, 3,099 and 2,056 shares were purchased, respectively, and allocated to employees based upon their contributions at prices of $5.21 and $4.91, respectively, per share. On a cumulative basis, since the inception of the ESPP plan, employees have purchased a total of 12,489 shares. During the six months ended December 31, 2017 and 2016, we recorded share-based compensation expense in the amount of $3,000 and $2,000, respectively, relating to the ESPP.

NOTE 9. MAJOR CUSTOMERS AND SUPPLIERS

Information with respect to customers that accounted for sales in excess of 10% of our total sales in either of the three-month and the six-month periods ended December 31, 2017 and 2016 is as follows (in thousands, except percentages):

	Three Months Ended December 31,
	2017		2016
	Amount	Percent of Total	Amount	Percent of Total
Net sales	$5,560	100%	$4,599	100%

Customer concentration:
Customer 1	$3,062	55%	$2,487	54%
Customer 2	737	13%	496	11%
Customer 3	624	11%	461	10%
Total	$4,423	79%	$3,444	75%

	Six Months Ended December 31,
	2017		2016
	Amount	Percent of Total	Amount	Percent of Total
Net sales	$10,723	100%	$9,728	100%

Customer concentration:
Customer 1	$6,088	57%	$4,648	48%
Customer 3	1,242	12%	878	9%
Customer 2	1,095	10%	758	8%
Total	$8,425	79%	$6,284	65%

PRO-DEX, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Information with respect to accounts receivable from those customers whom comprised more than 10 % of our gross accounts receivable at either December 31, 2017 or June 30, 2017, is as follows (in thousands, except percentages):

	December 31, 2017		June 30, 2017
Total gross accounts receivable	$3,153	100%	$3,541	100%

Customer concentration:
Customer 1	$1,715	54%	$2,187	62%
Customer 3	645	21%	554	15%
Total	$2,360	75%	$2,741	77%

During the three months ended December 31, 2017, we did not have any suppliers accounting for more than 10% of our purchases. During the three months ended December 31, 2016, we had one supplier which accounted for 10% of our purchases. During each of the six months ended December 31, 2017 and 2016, we had one supplier that accounted for more than 10% of our total purchases, respectively, although these were different suppliers in each period.

Amounts owed to the fiscal 2018 significant supplier at December 31, 2017 and June 30, 2017 represented 2% and 12%, respectively, of total accounts payable.

NOTE 10. NOTES RECEIVABLE

Monogram note receivable – long-term

On April 19, 2017, we entered into a Secured Convertible Promissory Note (the “Promissory Note”) with Monogram Orthopaedics Inc. (“Monogram”). Monogram is a New York based medical device start-up specializing in precision, patient-specific orthopedic implants.

Pursuant to the terms of the Promissory Note, on April 19, 2017, we advanced Monogram $450,000 and an additional $350,000 on November 21, 2017, upon satisfaction of certain milestones, as determined by us in good faith. The Promissory Note bears interest at 4% per annum calculated on a 360-day year and matures on April 19, 2019, upon which the outstanding principal and accrued interest will become due and payable if not converted to Monogram’s common stock. Accordingly, no interest payments have been made and we have placed the note on nonaccrual status since inception, based upon the likely conversion to common stock.

Loan Participation note receivable – short-term

On September 20, 2017 (the “Closing Date”), we entered into a Participation Agreement with FS Special Opportunities I, L.P., a Minnesota limited partnership (“Principal”), pursuant to which we paid Principal $1,150,000 in cash to purchase a 50% (“Participation Percentage”) undivided interest (the “Participation”) in Principal’s $2,300,000 loan (the “Loan”) to 414 New York LLC, a New York limited liability company (“Borrower”). The Participation constitutes the purchase by us of a property interest in the Loan from Principal and does not create a creditor-debtor relationship between us and Borrower. Borrower used the proceeds from the Loan to acquire a leasehold interest in certain real estate operated as a hotel in Manhattan, New York. If the Borrower were to default on the Loan, the Principal’s recourse would be limited to taking a pledge of the equity interests of the Borrower. This would provide the Principal with the right to step into the Borrower’s shoes to take control of the hotel’s operations. We have no direct recourse, as we are not a party to the Loan.

PRO-DEX, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Pursuant to the loan agreement entered into on the Closing Date between Principal and Borrower, the Loan initially bears interest at a fixed rate of 22% per annum, with payments of all accrued and unpaid interest due monthly commencing on October 1, 2017 and on the first day of each month thereafter. Borrower may reduce the interest rate by 1% for each $100,000 repayment of principal up to a maximum reduction of 2%, thereby reducing the interest rate to a minimum amount equal to 20% per annum. Interest income earned during the three and six months ended December 31, 2017 totaled $65,000 and $72,000, respectively. If the principal balance of the Loan is not paid in full by September 30, 2018, commencing on October 1, 2018 and continuing on the first day of the next 83 months thereafter, Borrower shall, in addition to the aforementioned monthly interest payments, pay installments of principal equal to 1/84th of the principal balance outstanding under the Loan as of September 30, 2018. We are entitled to receive from Principal the Company’s Participation Percentage of any payments of principal and interest. We have classified this note receivable as short-term pursuant to representations that the Borrower has made to Principal. If we become aware of changes in facts or circumstances that lead us to believe the note receivable will not be paid in full by December 31, 2018, we will classify this note as long-term. Raymond E. Cabillot, a director of the Company, is the managing partner of Farnam Street Capital, Inc. (“Farnam”) and Farnam is the founding partner of FS Special Opportunities I, L.P.

NOTE 11. NOTES PAYABLE AND FINANCING TRANSACTIONS

Farmers & Merchants Bank of Long Beach

On April 19, 2017 we entered into a Business Loan Agreement, dated effective March 28, 2017, with Farmers & Merchants Bank of Long Beach, providing for a $500,000 revolving loan facility (the “Revolving Loan Facility”). The Revolving Loan Facility is secured by substantially all of the assets of the Company and bears interest at prime plus 2 percent (currently 6.25%) and matures on March 28, 2018. As of December 31, 2017, we have not borrowed against this Revolving Loan Facility.

Summit Financial Resources LP

On September 9, 2015, we entered into a Loan and Security Agreement (the “Summit Loan”) with Summit Financial Resources LP, whereby we could borrow up to $1.0 million against our eligible receivables, on a revolving basis, as defined in the agreement. Borrowed funds bore interest at a rate of prime plus 2 percent, and incurred an additional administrative fee of 0.7 percent on the monthly average outstanding balance. The Summit Loan had an initial period of 18 months with successive one-year renewal options and required an annual facility fee of $10,000. During the three and six months ended December 31, 2016 we borrowed $200,000 and $600,000, respectively, under the Summit Loan, which amounts were paid in full by December 31, 2016. On March 9, 2017, we terminated the Summit Loan in accordance with its terms.

Jules & Associates

On July 21, 2016, we entered a master equipment lease agreement with Jules and Associates, Inc. to lease a specific machine used in our inspection process. The cost of the equipment was approximately $106,000 and the lease provides for 36 monthly payments in the amount of $3,121, as well as interim rent in the amount of $7,388. The lease was subsequently assigned to Hitachi Capital America Corporation. The balance owed on the lease as of December 31, 2017 and June 30, 2017 was approximately $58,000 and $74,000, respectively.

Fineline Molds

In conjunction with our acquisition of Fineline, we issued a promissory note to Fineline in the amount of $100,000 which bears interest at 4% per annum and requires sixteen equal quarterly payments of principal and accrued interest in the amount of $6,794. The note is secured by all of the assets acquired by us from Fineline. The balance owed on the note as of December 31, 2017 and June 30, 2017 was approximately $33,000, and $46,000, respectively.

PRO-DEX, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 12. COMMON STOCK

Share Repurchase Program

In September 2013, our Board approved a share repurchase program authorizing us to repurchase up to 750,000 shares of our common stock. In accordance with, and as part of, this share repurchase program, our Board approved the adoption of several prearranged share repurchase plans intended to qualify for the safe harbor provided by Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (“10b5-1 Plan” or “Plan”). During the quarter ended September 30, 2016, our Board approved a 10b5-1 Plan, which became effective on September 8, 2016 and terminated on the earlier of September 8, 2017 or when and if the maximum shares were repurchased. During the quarter ended December 31, 2016, the Investment Committee of our Board approved an additional concurrently running 10b5-1 Plan, which became effective on December 8, 2016 and terminated on the earlier of December 8, 2017 or when and if the maximum shares were repurchased. On a cumulative basis, we have repurchased a total of 232,957 shares under the share repurchase program at an aggregate cost of $920,000. All repurchases under the 10b5-1 Plans were administered through an independent broker. In February 2017, our Board terminated the two effective 10b5-1 Plans in conjunction with the approval of the Company’s At The Market Offering Agreement (“ATM” or “ATM Agreement”) further described below.

At The Market Offering Agreement

In February 2017, our Board approved an ATM Agreement with Ascendiant Capital Markets, LLC (“Ascendiant”). The ATM Agreement allows us to sell shares of our common stock pursuant to specific parameters defined by us as well as those defined by the SEC and the ATM Agreement. During the three and six months ended December 31, 2017, we sold 12,189 and 332,189 shares of common stock, respectively, under the ATM at average prices of $7.84 and $7.02 per share, respectively, resulting in proceeds to us of $93,000 and $2.2 million, respectively, net of commissions and fees. From the inception of the ATM in February 2017 through December 31, 2017 we have sold 340,465 shares of common stock for gross proceeds of $2,311,000 net of commissions and fees paid to Ascendiant totaling $72,000. The ATM allows for quick and agile sales of our common stock to interested investors and provides an opportunity to raise additional capital for working capital requirements or to fund strategic opportunities that may present themselves from time to time. In December 2017, the Board suspended the ATM indefinitely. The Board has the discretion to reactivate the ATM prior to February 16, 2020, the expiration of the ATM Agreement, unless earlier terminated by Ascendiant or us.

NOTE 13. COMMITMENTS AND CONTINGENCIES

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

COMPANY OVERVIEW

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of the results of operations and financial condition of Pro-Dex, Inc. (“Company”, “Pro-Dex”, “we”, “our” or “us”) for the three and six-month periods ended December 31, 2017 and 2016. This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and the Notes thereto included elsewhere in this report. This report contains certain forward-looking statements and information. The cautionary statements included herein should be read as being applicable to all related forward-looking statements wherever they may appear. Our actual future results could differ materially from those discussed herein.

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

We specialize in the design, development and manufacture of hand-held medical devices and dental instruments used primarily in the orthopedic, spine, maxocranial facial and dental markets. Our Fineline Molds division, acquired in fiscal 2015, manufactures plastic injection molding for a variety of industries. Pro-Dex's products are found in hospitals, dental offices, and medical engineering labs around the world.

Through January 2017, we also designed and manufactured multi-axis motion control systems used in factory automation and scientific research markets and these products can be found in scientific research facilities and high-tech manufacturing operations around the world. In January 2017, we sold certain of the assets and the business operations of our OMS division located in Beaverton, Oregon to our long time general manager of the division. This division has been classified as a discontinued operation in conformity with applicable accounting guidance. Accordingly, unless otherwise indicated, OMS’s results have been reported as discontinued operations and removed from all financial discussions of continuing operations.

Through April 2017, we provided engineering consulting and placement services, as well as quality and regulatory consulting services, through our Engineering Services Division (“ESD”). Although we continue to provide engineering, quality and regulatory consulting services to our customers, we have ceased placement services and accordingly have disbanded our Engineering Services Division. The cessation of placement services is not expected to have a material impact on our financial position or results of operations.

In fiscal 2015, we acquired Huber Precision (“Huber”), a business that made custom machined parts. We made the investment to garner a wider customer base, but the sales to the customers that were serviced by Huber dwindled over time, such that activities have become immaterial. As a result, the intangibles relating to Huber were impaired during the first quarter of fiscal 2017 and during the second quarter of fiscal 2017 we ceased accepting orders from Huber customers.

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used or changes in the accounting estimate that are reasonably likely to occur could materially change the financial statements. Management believes that there have been no significant changes during the three and six months ended December 31, 2017 to the items that we disclosed as our critical accounting policies in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our annual report on Form 10-K for the fiscal year ended June 30, 2017, except those set forth below:

Compensation Plans

We recognize compensation expense for the recently granted performance awards under ASC 718 Compensation-Stock Compensation by estimating their fair value using a Monte Carlo simulation. The fair value using a Monte Carlo simulation model is affected by assumptions regarding a number of complex judgments including expected stock price volatility, risk free interest rates, and the forecasted future value and trading volume of our stock.

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

Simultaneously, we are working to build top-line sales through active proposals of new medical device products with new and existing customers, and we completed a significant engineering project during the third quarter of fiscal 2017. Our patented adaptive torque-limiting technology has been very well received in the CMF market and we therefore anticipate continued investment in this area with research and development focused on applying this technology to other surgical applications. Additionally, in April 2017 we invested in Monogram Orthopaedics Inc. (“Monogram”), a medical device start-up specializing in precision, patient-specific orthopedic implants. In conjunction with making the loan to Monogram, we were granted the exclusive right to develop, engineer, manufacture and supply certain products on behalf of Monogram. We are hopeful that this investment will generate future revenue streams as contemplated by planned future definitive development and supply agreements. However, we believe that this is a long-term, strategic investment which will likely take several years to cultivate and generate meaningful additional revenue, if at all.

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

Description of Business Operations

Revenue

The majority of our revenue is derived from designing, developing and manufacturing surgical devices for the medical device and dental industries. The proportion of total sales by type is as follows (in thousands, except percentages):

	Three Months Ended December 31,				Six Months Ended December 31,
	2017		2016		2017		2016
		% of Revenue		% of Revenue		% of Revenue		% of Revenue
Revenue:
Medical device and services	$5,088	92%	$3,964	86%	$9,797	91%	$7,860	80%
Industrial and scientific	142	3%	178	4%	302	3%	492	5%
Dental and component	130	2%	132	3%	242	2%	443	5%
Injection molds	106	2%	146	3%	224	2%	424	4%
Contract services (ESD)	—	—	126	3%	10	—	365	4%
Repairs and other	94	1%	53	1%	148	2%	144	2%
	$5,560	100%	$4,599	100%	$10,723	100%	$9,728	100%

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

Sales of our medical device products and related development services increased $1.1 million for the three months ended December 31, 2017 and increased $1.9 million for the six months ended December 31, 2017 compared to the corresponding periods of the prior fiscal year. Our medical device revenue to our largest customer increased $575,000 and $1.4 million, respectively, for the three and six months ended December 31, 2017 compared the corresponding periods of the prior fiscal year, due to an increase in sales of a surgical handpiece designed to be used in orthopedic surgery applications as we completed our production level ramp to ship to the expected 150 units per month that the customer has requested during the second quarter of the prior fiscal year. Additionally, our second and third largest customers, both of whom purchase CMF screw drivers, had a combined revenue increase of $404,000 and $701,000 during the three and six months ended December 31, 2017, respectively, compared to the corresponding periods of the prior fiscal year.

Our dental and component revenue are generated from sales to many distributors and end-users whose purchasing activity can vary widely from year to year. These are legacy products which have not had a product line refresh in several years, which may be a contributing factor to the 45% decline in sales for the six months ended December 31, 2017, compared to the corresponding periods of the prior fiscal year. In January 2018, we sent notification to our dental product customers that we are discontinuing the manufacture of these products and that same month we accepted final purchase orders to be fulfilled over the next six months. At this point we are focusing our product development and sales efforts almost exclusively on our medical device products, which prompted our decision to terminate the sales of our dental products. The cessation of our dental line of products is not expected to have a material impact on our financial position or results of operations.

At December 2017, we had a backlog of approximately $7.4 million, of which $6.7 million is scheduled to be delivered in fiscal 2018 and the balance is scheduled to be delivered next fiscal year. We may experience variability in our new order bookings due to various reasons, including, but not limited to, the timing of major new product launches and customer planned inventory builds. For instance, our largest customer amended a purchase order in January 2018 to increase the order by approximately $2.9 million for products scheduled to be delivered in the fourth quarter of this fiscal year. Separately, in January 2018, this customer executed a contract extension for an additional three years of deliveries, at volumes of 150 units per month, through the end of calendar 2021. However, we do not typically experience seasonal fluctuations in our shipments and revenues.

Cost of Sales and Gross Margin
 (in thousands except percentages)

	Three Months Ended December 31,				Six Months Ended December 31,
	2017		2016		2017		2016
		% of Total		% of Total		% of Total		% of Total
Cost of sales:
Product cost	$3,571	93%	$3,098	94%	$6,753	94%	$6,838	98%
Under(over)-absorption of manufacturing costs	192	5%	63	2%	263	4%	7	—
Inventory and warranty charges	80	2%	127	4%	129	2%	150	2%
Total cost of sales	$3,843	100%	$3,288	100%	$7,145	100%	$6,995	100%

	Three Months Ended December 31,		Six Months Ended December 31,		Year over Year ppt Change
	2017	2016	2017	2016	Three Months	Six Months

Gross margin	31%	28%	33%	28%	3	5

Cost of sales for the three months ended December 31, 2017 increased $555,000 or 17 percent compared to the corresponding period of the prior fiscal year. The increase in total costs of sales is consistent with the 21 percent increase in revenue for the same period. Under-absorption of manufacturing costs increased by $129,000 for the three months ended December 31, 2017 compared to the corresponding period of the prior fiscal year due primarily to adjustments made to increase our standard labor and overhead rates at the beginning of fiscal 2018 in anticipation of higher spending in our machine shop and quality departments. Costs relating to inventory and warranty charges decreased by $47,000 for the second quarter ended December 31, 2017 compared to the second quarter of the prior fiscal year. The warranty accrual estimate decreased due to adjustments made to expected return rates and estimates of costs to repair specific products in the current fiscal year versus the prior fiscal year.

Gross profit increased by approximately $406,000 or 31 percent for the three months ended December 31, 2017 compared to the corresponding period of the prior fiscal year, primarily as a result of the increase in revenue discussed above. Gross margin as a percentage of sales increased by approximately 3 percentage points compared to the corresponding period of the prior fiscal year due primarily to the increased revenue which allows us to better absorb our fixed manufacturing costs.

Cost of sales for the six months ended December 31, 2017 increased by $150,000 or 2 percent compared to the corresponding period of the prior fiscal year, consistent with the increased revenue of 10 percent for the same period, the reasons for which are discussed above. Additionally, total cost of sales reflects a $256,000 increase in under-absorbed manufacturing costs as we are under-absorbed by $263,000 for the six months ended December 31, 2017. We increased our standard labor and over-head rates at the beginning of fiscal 2018 in anticipation of higher spending in our machine shop and quality departments.

Gross profit increased by $845,000 or 31 percent for the six months ended December 31, 2017 compared to the corresponding period of the prior fiscal year, primarily as a result of the increase in revenue of 10 percent with only a corresponding 2 percent increase in cost of sales. This is because late in the second quarter of the prior fiscal year we invested in machinery and equipment that allowed us to make certain machined parts that had been previously out-sourced. That cost savings implemented in the prior fiscal year has benefited all of fiscal 2018 year to date. Gross margin for the six months ended December 31, 2017 increased by approximately 5 percentage points compared to the corresponding period of the prior fiscal year.

Operating Expenses

Operating Costs and Expenses
(in thousands except % change)

	Three Months Ended December 31,				Six Months Ended December 31,				Year over Year % Change
	2017		2016		2017		2016		Three Months	Six Months
		% of Revenue		% of Revenue		% of Revenue		% of Revenue
Operating expenses:
Selling expenses	$87	2%	$159	4%	$174	2%	$308	3%	(45%)	(44%)
Impairment of goodwill and intangible assets	229	4%	—	—	229	2%	113	1%	100%	103%
General and administrative expenses	576	10%	605	13%	1,080	10%	1,169	12%	(5%)	(8%)
Research and development costs	478	9%	278	6%	885	8%	581	6%	72%	52%
	$1,370	25%	$1,042	23%	$2,368	22%	$2,171	22%	31%	9%

Selling expenses consist of salaries and other personnel-related expenses for our business development departments, as well as advertising and marketing expenses, and travel and related costs incurred in generating and maintaining our customer relationships. Selling expenses for the three and six months ended December 31, 2017 decreased $72,000, or 45 percent, and $134,000, or 44 percent, respectively, compared to the corresponding periods of fiscal 2017. Approximately $62,000 and $133,000, respectively, of the decrease for the three and six months ended December 31, 2017 compared to the corresponding period of the prior fiscal year is attributable to the termination of the engineering services division (“ESD”) in the fourth quarter of fiscal 2017 due to poor performance.

The current period impairment of goodwill and intangible assets relates to Fineline’s goodwill, tradename and customer list which was impaired during the second quarter ended December 31, 2017 in conjunction with an impairment analysis more fully described in Note 3 of Notes to Condensed Consolidated Financial statements contained elsewhere in this report. The fiscal 2017 impairment charge related to the Huber customer list acquired in conjunction with our Huber acquisition, as we no longer expected there to be any significant future cash flows resulting from these customer relationships.

General and administrative expenses (“G&A”) consists of salaries and other personnel-related expenses of our accounting, finance and human resource personnel, as well as costs for outsourced information technology services, professional fees, directors’ fees, and other costs and expenses attributable to being a public company. G&A decreased $89,000 during the six months ended December 31, 2017 when compared to the corresponding periods of the prior fiscal year. The decrease in total G&A expenses was related to reduced legal fees, as we settled ongoing litigation in the first quarter of fiscal 2018, as well as a reduction of audit and professional fees offset by stock compensation expense related to the performance awards granted in the second quarter of fiscal 2018.

Research and development costs generally consist of salaries, employer paid benefits, and other personnel related costs of our engineering and support personnel, as well as allocated facility and information technology costs, professional and consulting fees, patent-related fees, lab costs, materials, and travel and related costs incurred in the development and support of our products. Research and development costs for the three and six months ended December 31, 2017 increased $200,000 and $304,000, respectively, compared to the corresponding periods of the prior fiscal year. The increase is primarily due to increased spending on the internal development of our Pro-Dex-branded driver for thoracic surgical applications utilizing our adaptive torque-limiting technology.

Interest Expense

Interest expense consists primarily of interest expense related to the loans and notes payable described more fully in Note 11 to the Condensed Consolidated Financial Statements contained elsewhere in this report and capital lease obligations for leased equipment.

Income Tax Benefit

The effective tax rates for the three and six months ended December 31, 2017 represent a blended rate for the rates in existence before and after the new tax legislation was adopted (See Note 7 of Notes to Condensed Consolidated Financial Statements contained elsewhere in this report.) Additionally, during the second quarter of fiscal 2017 (in part because in the fiscal quarter ended December 31, 2016, we achieved three years of cumulative pre-tax income), we determined that it was more likely than not that deferred taxes in the amount of $3.8 million would be realizable and, therefore, we reversed the valuation allowance accordingly.

Discontinued Operations, net of income taxes

Income from Discontinued Operations

	Three and Six Months Ended December 31,
	2016	2016
Revenues	$381	$664

Income from discontinued operations:
Income from discontinued operations, before taxes	$97	$96
Income tax expense	38	38
Total income from discontinued operations	$59	$58

The sale of the OMS division was completed on January 27, 2017. The divestiture was completed in support of raising capital to invest in our core medical device product development efforts.

Liquidity and Capital Resources

Cash and cash equivalents at December 31, 2017 increased $1.1 million to $5.3 million as compared to $4.2 million at June 30, 2017. The following table includes a summary of our condensed consolidated statements of cash flows contained elsewhere in this report.

	As of and For the Six Months Ended December 31,
	2017	2016
	(in thousands)
Cash provided by (used in):
Operating activities	$1,282	$760
Investing activities	$(2,474)	$(693)
Financing activities	$2,249	$(181)

Cash and Working Capital:
Cash and cash equivalents	$5,262	$2,180
Working Capital	$11,965	$7,506

Operating Activities

Net cash provided by operating activities was $1.3 million for the six months ended December 31, 2017 primarily due to net income of $973,000, non-cash depreciation and amortization of $310,000, and non-cash impairment charges of $229,000. The $526,000 decrease in trade payables and accrued expenses during the six months ended December 31, 2017 included payment of approximately $380,000 of bonuses for employees. The decrease of $388,000 in trade receivables during the six months ended December 31, 2017 reflects more timely payments from our customers during the current fiscal year.

Net cash provided by operating activities was $760,000 for the six months ended December 31, 2016 primarily due to pre-tax income from continuing operations of $570,000 and non-cash depreciation and amortization totaling $275,000 and a non-cash impairment of intangible assets of $113,000. Uses of cash arose from an increase in accounts receivable of $479,000 as well as an increase in deferred costs of $344,000 due to expenditures related to a development contract that had not yet reached the revenue recognition stage under the applicable accounting guidance. Offsetting these uses of cash was an increase in accounts payable, accrued liabilities and deferred rent, aggregating $245,000 and an increase in deferred revenue in the amount of $240,000.

Investing Activities

Net cash used in investing activities for the six months ended December 31, 2017 was $2.5 million and related primarily to the $1,150,000 Participation Agreement and the additional $350,000 investment made in Monogram more fully described in Note 10 to the Condensed Consolidated Financial Statements contained elsewhere in this report. In addition, we invested $713,000 in equipment and $297,000 in marketable equity securities during the six months ended December 31, 2017.

During the six months ended December 31, 2016, we invested $300,000 in marketable equity securities of a publicly traded company and made capital expenditures primarily for manufacturing equipment in the amount of $376,000.

Financing Activities

We generated $2.2 million in cash from financing activities during the six months ended December 31, 2017 through sales of our common stock under our ATM program more fully described in Note 12 to the Condensed Consolidated Financial Statements contained elsewhere in this report.

During the six months ended December 31, 2016, we spent $168,000 on the repurchase of our common stock pursuant to the share repurchase program described in more detail Note 12 to the Condensed Consolidated Financial Statements contained elsewhere in this report.

Financing Facilities & Liquidity Requirements for the next twelve months

As of December 31, 2017, our working capital was $12.0 million. We currently believe that our existing cash and cash equivalent balances together with our account receivable balances will provide us sufficient funds to satisfy our cash requirements as our business is currently conducted for at least the next 12 months. In addition to our cash and cash equivalent balances, we expect to derive a portion of our liquidity from our cash flows from operations. We may also borrow against our $500,000 Revolving Loan Facility from Farmers & Merchants Bank of Long Beach, which we plan to renew prior to its maturity in March 2018.

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

In accordance with SEC rules, an evaluation was performed under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer of the effectiveness, as of December 31, 2017, of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). “Internal control over financial reporting” includes those policies and procedures that:

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

Based on that evaluation as of December 31, 2017, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective.

Internal Control over Financial Reporting

During the three months ended December 31, 2017, there were changes in staff responsibilities due to an employee termination. The reduction in staff necessitated that other staff members assume responsibilities that were previously segregated until such time as the vacated position could be filled. However, management believes that our controls and procedures viewed in totality mitigate the risks related to these assignment changes. There were no other changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 13 of Notes to Condensed Consolidated Financial Statements contained elsewhere in this report.

ITEM 1A. RISK FACTORS

Our business, future financial condition and results of operations are subject to a number of factors, risks and uncertainties, which are disclosed in Item 1A, entitled “Risk Factors” in Part I of our Annual Report on Form 10-K for our fiscal year ended June 30, 2017 as well as any amendments thereto or additions and changes thereto contained in this quarterly report on Form 10-Q for the quarter ended December 31, 2017. Additional information regarding some of those risks and uncertainties is contained in the notes to the condensed consolidated financial statements included elsewhere in this report and in Item 2, entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I of this report. The risks and uncertainties disclosed in our Form 10-K, our quarterly reports on Form 10-Q and other reports filed with the SEC are not necessarily all of the risks and uncertainties that may affect our business, financial condition and results of operations in the future.

There have been no material changes to the risk factors as disclosed in our annual report on Form 10-K for the fiscal year ended June 30, 2017, except as provided in any amendments thereto.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 6. EXHIBITS

Exhibit	Description
10.1	Form of Performance Award Agreement for Employees of Pro-Dex, Inc. – 2016 Equity Incentive Plan. (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Registrant on December 8, 2017)
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRO-DEX, INC.

Dated: February 8, 2018	By:	/s/ Richard L. Van Kirk
Richard L. Van Kirk
Chief Executive Officer (Principal Executive Officer)

Dated: February 8, 2018	By:	/s/ Alisha K. Charlton
Alisha K. Charlton
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit	Description
10.1	Form of Performance Award Agreement for Employees of Pro-Dex, Inc. – 2016 Equity Incentive Plan. (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Registrant on December 8, 2017)
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document