Form 10-K/A
period 2017-06-30
PRO DEX INC
filed 2018-03-23
CIK 788920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K/A No. 1

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

EXPLANATORY NOTE – AMENDMENT

Pro-Dex, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2017 (the “Form 10-K”), filed with the Securities and Exchange Commission on September 14, 2017 (the “Original Filing Date”), to amend Item 9A to provide the version of the Committee of Sponsoring Organizations of the Treadway Commission (COSO) Internal Control – Integrated Framework that was used to perform our evaluation of the effectiveness of our internal control over financial reporting. Additionally, our Section 906 certifications have been amended to refer to the correct annual period ended June 30, 2017.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, Amendment No. 1 includes new certifications from the Company’s principal executive officer and principal financial officers dated as of the date of filing of this Amendment.

No other changes have been made to the Form 10-K. This Amendment speaks as of the Original Filing Date of the Form 10-K, does not reflect events that may have occurred subsequent to the Original Filing Date and, except as expressly described in the immediately preceding paragraphs, does not modify or update in any way the disclosures made in the Form 10-K.

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

Our management is responsible for establishing and maintaining adequate “internal control over financial reporting” (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in May 2013. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of June 30, 2017.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 23, 2018.

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

	Signature	Title	Date

	/s/ Richard L. Van Kirk Richard L. Van Kirk	President, Chief Executive Officer, and Director (Principal Executive Officer)	March 23, 2018

	/s/ Alisha K. Charlton Alisha K. Charlton	Chief Financial Officer (Principal Financial Officer)	March 23, 2018

	* Nicholas J. Swenson	Chairman of the Board, Director	March 23, 2018

	* Raymond E. Cabillot	Director	March 23, 2018

	* William J. Farrell III	Director	March 23, 2018

	* David C. Hovda	Director	March 23, 2018

*By:	/s/ Richard L. Van Kirk	Director	March 23, 2018
Richard L. Van Kirk, Attorney in Fact

INDEX TO EXHIBITS

Exhibit No.	Description

3.1	Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K filed April 23, 2007).
3.2	Articles of Amendment to Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K filed December 5, 2007).
3.3	Articles of Amendment to Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K filed June 18, 2010).
3.4	Amended and Restated Bylaws, dated January 31, 2011 (incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K filed February 4, 2011)
10.1*	Second Amended and Restated 2004 Stock Option Plan (incorporated herein by reference to Exhibit 4.1 to the Company’s Form S-8 filed February 15, 2012).
10.2*	Amended and Restated 2004 Directors Stock Option Plan (incorporated herein by reference to Exhibit 4.2 to the Company’s Form S-8 filed February 15, 2012).
10.3*	Form of Indemnification Agreement for directors and certain officers (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed October 29, 2008).
10.4	Lease agreement with Irvine Business Properties, dated August 3, 2007 (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed August 23, 2007).
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

23	Consent of Independent Registered Public Accounting Firm (incorporated by reference to Exhibit 23 to the Company’s Form 10-K filed on September 14, 2017)
31.1 Ω	Certification of the Chief Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Ω	Certification of the Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32 Ω	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document (Previously filed with the Company’s Form 10-K filed on September 14, 2017)
101.SCH	XBRL Taxonomy Extension Schema Document (Previously filed with the Company’s Form 10-K filed on September 14, 2017)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (Previously filed with the Company’s Form 10-K filed on September 14, 2017)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (Previously filed with the Company’s Form 10-K filed on September 14, 2017)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (Previously filed with the Company’s Form 10-K filed on September 14, 2017)
101.DEF	XBRL Extension Definition Linkbase Document (Previously filed with the Company’s Form 10-K filed on September 14, 2017)

———————

Ω	Filed herewith.
∆

Portions of this exhibit indicated in the body of the exhibit by “####” have been omitted pursuant to the Company’s request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended, and the omitted material has been separately filed with the Securities and Exchange Commission

*	Denotes management contract or compensatory arrangement.