Form 10-K/A
period 2017-06-30
PRO DEX INC
filed 2018-04-09
CIK 788920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K/A No. 2

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

EXPLANATORY NOTE – AMENDMENT

Pro-Dex, Inc. (the “Company”) is filing this Amendment No. 2 on Form 10-K/A (this “Amendment”) to the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2017, filed with the Securities and Exchange Commission on September 14, 2017 (the “Original Filing Date”), as amended by Amendment No. 1 on Form 10-K/A filed with the Securities and Exchange Commission on March 23, 2018 (as amended, the “Form 10-K”), to provide updated and complete version of Exhibit 31.1 and 31.2.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 9, 2018.

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

	Signature	Title	Date

	/s/ Richard L. Van Kirk Richard L. Van Kirk	President, Chief Executive Officer, and Director (Principal Executive Officer)	April 9, 2018

	/s/ Alisha K. Charlton Alisha K. Charlton	Chief Financial Officer (Principal Financial Officer)	April 9, 2018

	* Nicholas J. Swenson	Chairman of the Board, Director	April 9, 2018

	* Raymond E. Cabillot	Director	April 9, 2018

	* William J. Farrell III	Director	April 9, 2018

	* David C. Hovda	Director	April 9, 2018

*By:	/s/ Richard L. Van Kirk	Director	April 9, 2018
Richard L. Van Kirk, Attorney in Fact

INDEX TO EXHIBITS

Exhibit No.	Description

3.1	Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K filed April 23, 2007).
3.2	Articles of Amendment to Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K filed December 5, 2007).
3.3	Articles of Amendment to Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K filed June 18, 2010).
3.4	Amended and Restated Bylaws, dated January 31, 2011 (incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K filed February 4, 2011)
10.1*	Second Amended and Restated 2004 Stock Option Plan (incorporated herein by reference to Exhibit 4.1 to the Company’s Form S-8 filed February 15, 2012).
10.2*	Amended and Restated 2004 Directors Stock Option Plan (incorporated herein by reference to Exhibit 4.2 to the Company’s Form S-8 filed February 15, 2012).
10.3*	Form of Indemnification Agreement for directors and certain officers (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed October 29, 2008).
10.4	Lease agreement with Irvine Business Properties, dated August 3, 2007 (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed August 23, 2007).
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