Form 10-Q
period 2018-03-31
PRO DEX INC
filed 2018-05-10
CIK 788920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

———————

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended MARCH 31, 2018
OR
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

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock outstanding as of the latest practicable date: 4,353,401 shares of Common Stock, no par value, as of May 7, 2018.

PRO-DEX, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2018

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PRO-DEX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share amounts)

	March 31, 2018	June 30, 2017
ASSETS
Current Assets:
Cash and cash equivalents	$5,099	$4,205
Investments	1,438	718
Accounts receivable, net of allowance for doubtful accounts of $4 and $3, at March 31, 2018 and June 30, 2017, respectively	3,434	3,538
Deferred costs	—	12
Assets held for sale	178	363
Inventory	3,382	3,084
Notes receivable	1,150	—
Prepaid expenses and other current assets	201	363
Total current assets	14,882	12,283
Equipment and leasehold improvements, net	1,739	1,350
Deferred income taxes	1,845	2,048
Notes receivable	800	450
Intangibles, net	145	149
Other assets	71	71
Total assets	$19,482	$16,351

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$873	$1,159
Accrued expenses	972	1,344
Deferred revenue	76	19
Notes payable	—	26
Capital lease obligations	35	32
Total current liabilities	1,956	2,580
Deferred rent, net of current portion	82	—
Notes and capital leases payable, net of current portion	15	61
Total non-current liabilities	97	61
Total liabilities	2,053	2,641

Shareholders’ equity:
Common shares; no par value; 50,000,000 shares authorized; 4,361,479 and 4,025,193 shares issued and outstanding at March 31, 2018 and June 30, 2017, respectively	20,034	17,704
Accumulated other comprehensive income	(31)	33
Accumulated deficit	(2,574)	(4,027)
Total shareholders’ equity	17,429	13,710
Total liabilities and shareholders’ equity	$19,482	$16,351

The accompanying notes are an integral part of these condensed consolidated financial statements.

PRO-DEX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2018	2017	2018	2017

Net sales	$5,494	$6,618	$16,217	$16,346
Cost of sales	3,518	4,156	10,663	11,150
Gross profit	1,976	2,462	5,554	5,196

Operating expenses:
Selling expenses	83	132	257	439
General and administrative expenses	701	725	1,781	1,894
Impairment of goodwill and long-lived assets	—	—	230	113
Research and development costs	560	257	1,445	839
Total operating expenses	1,344	1,114	3,713	3,285

Operating income	632	1,348	1,841	1,911
Interest expense	(2)	(3)	(6)	(10)
Interest income	73	8	166	19
Gain from disposal of equipment	—	—	16	3

Income from continuing operations before income taxes	703	1,353	2,017	1,923
Income tax (expense) benefit	(223)	(650)	(564)	2,202

Income from continuing operations	480	703	1,453	4,125
Income from discontinued operations, net of income taxes	—	185	—	243
Net income	$480	$888	$1,453	$4,368

Other comprehensive income, net of tax:
Unrealized gain (loss) from marketable equity investments, net of income taxes	59	6	(86)	—
Comprehensive income	$539	$894	$1,367	$4,368

Basic net income per share:
Income from continuing operations	$0.11	$0.17	$0.34	$1.02
Income from discontinued operations	—	0.05	—	0.06
Net income	$0.11	$0.22	$0.34	$1.08
Diluted net income per share:
Income from continuing operations	$0.11	$0.17	$0.34	$1.01
Income from discontinued operations	—	0.05	—	0.06
Net income	$0.11	$0.22	$0.34	$1.07

Weighted average common shares outstanding:
Basic	4,363	4,021	4,290	4,047
Diluted	4,403	4,055	4,330	4,085
Common shares outstanding	4,361	4,014	4,361	4,014

The accompanying notes are an integral part of these condensed consolidated financial statements.

PRO-DEX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,453	$4,368
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	472	418
Gain on disposal of equipment	(16)	(3)
Gain on sale of OMS	—	(327)
Share-based compensation	191	3
Impairment of goodwill and long-lived assets	230	113
Deferred income taxes	203	(2,232)
Income tax effect of unrealized gains and losses	21	—
Bad debt recovery	—	(16)
Changes in operating assets and liabilities:
Accounts receivable, due from factor and other current receivables	103	(981)
Deferred costs	12	235
Assets held for sale	(84)	(27)
Inventory	(298)	389
Prepaid expenses and other assets	21	(117)
Accounts payable, accrued expenses and deferred rent	(576)	118
Deferred revenue	57	(153)
Income taxes payable	—	132
Net cash provided by operating activities	1,789	1,920

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	(806)	(336)
Purchases of equipment and leasehold improvements	(820)	(552)
Increase in notes receivable	(1,500)	—
Proceeds from liquidation of Ramsey assets	—	86
Proceeds from sale of OMS	—	636
Proceeds from sale of equipment	30	3
Increase in intangibles	(11)	(20)
Net cash used in investing activities	(3,107)	(183)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchases of common stock	(18)	(312)
Proceeds from shares issued under ATM, net of commissions and fees	2,262	—
Proceeds from exercise of options and ESPP contributions	38	24
Borrowings from Summit Loan	—	600
Repayments on Summit Loan	—	(600)
Principal payments on notes payable and capital lease	(70)	(44)
Net cash provided by (used in) financing activities	2,212	(332)

Net increase in cash and cash equivalents	894	1,405
Cash and cash equivalents, beginning of period	4,205	2,294
Cash and cash equivalents, end of period	$5,099	$3,699

The accompanying notes are an integral part of these condensed consolidated financial statements.

PRO-DEX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

(Unaudited)

(In thousands)

	Nine Months Ended March 31,
	2018	2017
Supplemental disclosures of cash flow information:

Noncash investing and financing activity:
Capital lease for the acquisition of equipment	$—	$105
Value of shares surrendered in connection with a stock option exercise	$—	$45
Cash paid during the period for:
Interest	$6	$10
Income taxes	$287	$49

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

In May 2017, the FASB issued Accounting Standards Update 2017-09, “Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting” (“ASU 2017-09”). The update provides guidance as to which changes to the terms or conditions of a share-based payment award should be accounted for as a modification under Topic 718. Specifically, an entity would not apply modification accounting if the fair value, vesting conditions, and classification of an award as an equity or liability instrument are the same immediately before and after the modification. The standard is effective for annual periods beginning after December 15, 2017. Early adoption is permitted and prospective application is required. We are currently evaluating the impact of the adoption of ASU 2017-09 on our consolidated financial statements.

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

Reclassifications

As described in more detail in Note 2 below, the assets relating to our Fineline Molds (“Fineline”) division have been reclassified as assets held for sale in accordance with applicable accounting guidance. These balance sheet reclassifications had no impact on our condensed consolidated statement of operations.

We have changed the allowance for doubtful accounts adjustment to reconcile net income to net cash provided by operating activities to bad debt expense (recovery) as prescribed by GAAP.  This reclassification has no impact on net cash provided by or used in operating activities.

We also reclassified the impairment of intangible assets in the amount of $113,000 incurred during the nine months ended March 31, 2017 to a separate line item on the Statement of Operations to conform to the current year presentation.

NOTE 2. DESCRIPTION OF BUSINESS

We specialize in the design, development and manufacture of powered rotary drive surgical and dental instruments used primarily in the orthopedic, spine, maxocranial facial and dental markets. Pro-Dex's products are found in hospitals, dental offices, and medical engineering labs around the world.

Our Fineline division, acquired in fiscal 2015, manufactures plastic injection molding for a variety of industries. As disclosed in a Form 8-K filed with the SEC on April 16, 2018, we entered into an Asset Purchase Agreement on April 11, 2018 with Mike Bynum, the general manager of the division (“Buyer”), to sell Buyer substantially all of the assets of Fineline. The sale is estimated to close on May 15, 2018.  As noted above, the assets relating to Fineline have been reclassified as held for sale in the accompanying Condensed Consolidated Balance Sheet. Management reviewed ASU 2014-08 “Reporting Discontinued Operations and Disposals of Components of an Entity” and concluded that the anticipated sale of Fineline should not be treated as a discontinued operation because it is not a material part of our current operations.

In fiscal 2015, we acquired Huber Precision (“Huber”), a business that made custom machined parts.  We made the investment to garner a wider customer base, but the sales to the customers that were serviced by Huber dwindled over time, such that activities have become immaterial. As a result, the intangibles relating to Huber were impaired during the first quarter of fiscal 2017.

Through January, 2017, we also designed and manufactured multi-axis motion control systems used in factory automation and scientific research markets and these products can be found in scientific research facilities and high tech manufacturing operations around the world. (See Note 4)

PRO-DEX, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Through April, 2017, we provided engineering consulting and placement services, as well as quality and regulatory consulting services through our Engineering Services Division.  Although we continue to provide engineering, quality and regulatory consulting services to our customers, we have ceased placement services and accordingly have disbanded our Engineering Services Division. The cessation of placement services did not have a material impact on our financial position or results of operations.

NOTE 3: GOODWILL AND LONG-LIVED ASSETS OF FINELINE

Our goodwill represented the excess of the purchase price over the fair value of identifiable net assets from the Fineline acquisition. Indefinite-lived intangibles are intangible assets whose useful lives are indefinite in that their lives extend beyond the foreseeable horizon – that is there is no foreseeable limit on the period of time over which they are expected to contribute to the cash flows of the reporting entity.  We account for these items in accordance with Accounting Standards Codification (“ASC”) 350 Intangibles – Goodwill and Other, which requires that impairment testing for goodwill is performed at least annually at the reporting unit level. A reporting unit is an operating segment or one level below an operating segment (also known as a component). We have historically performed our annual impairment test as of January 31st of each year. However, we performed an impairment analysis as of December 31, 2017 because of declining Fineline revenue as well as the lapse of many outstanding Fineline proposals/bids, which indicated to us that the fair value of the Fineline reporting unit may be below its carrying value.

The following table presents the changes in the carrying amount of the Fineline goodwill, customer list and trade name, which amounts are classified as assets held for sale in the accompanying Condensed Consolidated Balance Sheets (in thousands):

	Goodwill	Customer List	Trade Name
Balance at July 1, 2017	$112	$109	$50
Amortization	—	(12)	—
Impairment charge	(112)	(97)	(20)
Balance at March 31, 2018	$—	$—	$30

The valuation methods utilized to value the long-lived assets and the goodwill discussed above are based on both a market approach and an income approach. The market approach relies on guideline public company and transaction methods which incorporates revenue and earnings multiples from publicly traded companies with operations and other characteristics similar to Fineline. The selected multiples consider Fineline’s relative size and risks relative to the selected publicly traded companies. The income approach incorporates a discounted cash flow analysis based on the amount and timing of expected future cash flows and growth rates and include a determination of an appropriate discount rate. The cash flows utilized in the discounted cash flow analyses were based on financial forecasts developed internally by management. Estimating future cash flows requires significant judgment and projections may vary from the cash flows eventually realized. Determining the fair value using a discounted cash flow method requires significant estimates and assumptions, including market conditions, discount rates, and long-term projections of cash flows. Our estimates are based upon historical experience, current market trends, projected future volumes and other information. We believe that the estimates and assumptions underlying the valuation methodology are reasonable; however, different estimates and assumptions could result in a different estimate of fair value.

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

PRO-DEX, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The divestiture was completed in support of raising capital to invest in our core medical device product development efforts.

Operating results of the OMS division were as follows (in thousands):

	Three Months Ended March 31,	Nine Months Ended March 31,
	2017	2017
Revenues	$52	$715

Income (loss) from discontinued operations:
Gain on sale, net of taxes of $126,000	201	201
Income (loss) from discontinued operations, before taxes	$(28)	$68
Income tax (expense) benefit	12	(26)
Net income from discontinued operations	$185	$243

Income from discontinued operations consists of direct revenues and direct expenses of the OMS business, including cost of revenues, as well as other fixed costs to the extent that such costs will be eliminated as a result of the sale. We historically did not allocate corporate overhead to this division.  Additionally, the OMS division had historically been the only division that was significant enough to require segment disclosures and as such, effective with this divestiture, we no longer require segment disclosure as our business is currently run.

NOTE 5. COMPOSITION OF CERTAIN FINANCIAL STATEMENT ITEMS

Inventory

Inventory is stated at the lower of cost (first-in, first-out) or net realizable value and consists of the following (in thousands):

	March 31, 2018	June 30, 2017
Raw materials /purchased components	$1,164	$1,127
Work in process	1,223	746
Sub-assemblies /finished components	891	1,018
Finished goods	104	193
Total inventory	$3,382	$3,084

Investments

Investments are stated at market value and consist of the following (in thousands):

	March 31, 2018	June 30, 2017
Marketable equity securities	$1,438	$718

Investments at March 31, 2018 and June 30, 2017 had an aggregate cost basis of $1,469,000 and $663,000, respectively. During the quarter ended March 31, 2018, the investments incurred unrealized gains of $74,000 offset by unrealized losses of $15,000. During the nine months ended March 31, 2018, the investments incurred unrealized losses of $105,000 offset by unrealized gains of $19,000 and related income tax benefit of approximately $22,000 recorded in other comprehensive income. At June 30, 2017, the investments included net unrealized gains of $55,000 (unrealized gains of $57,000 offset by unrealized losses of $2,000) and related tax expense of approximately $22,000 recorded in other comprehensive income.

PRO-DEX, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Intangibles

Intangibles consist of the following (in thousands):

	March 31, 2018	June 30, 2017
Covenant not to compete	30	30
Patent-related costs	164	153
Total intangibles	$194	$183
Less accumulated amortization	(49)	(34)
	$145	$149

The covenant not to compete relates to assets acquired in conjunction with the Huber business acquisition described in Note 2 above and is being amortized over five years. Patent-related costs consist of legal fees incurred in connection with both patent applications and a patent issuance and will be amortized over the estimated life of the product(s) that is or will be utilizing the technology, or expensed immediately in the event the patent office denies the issuance of the patent. We anticipate recording amortization expense of approximately $5,000 in the remainder of fiscal 2018, $28,000 in fiscal 2019, $26,000 in fiscal 2020, $23,000 in each of fiscal 2021 and 2022, $19,000 in fiscal 2023, and the remaining $21,000 thereafter.

NOTE 6. WARRANTY

The warranty accrual is based on historical costs of warranty repairs and expected future identifiable warranty expenses and is included in accrued expenses in the accompanying consolidated balance sheets. As of March 31, 2018 and June 30, 2017, the warranty reserve amounted to $137,000 and $159,000, respectively. Warranty expenses are included in cost of sales in the accompanying consolidated statements of operations. Changes in estimates to previously established warranty accruals result from current period updates to assumptions regarding repair costs and warranty return rates, and are included in current period warranty expense. Warranty expense (credit) relating to new product sales and changes to estimates for the three months ended March 31, 2018 and 2017 was $8,000 and ($129,000), respectively, and for the nine months ended March 31, 2018 and 2017 was $36,000 and $85,000, respectively.

Information regarding the accrual for warranty costs for the three and nine months ended March 31, 2018 and 2017 are as follows (in thousands):

	As of and for the Three Months Ended March 31,
	2018	2017
Beginning balance	$150	$418
Accruals during the period	24	60
Changes in estimates of prior period warranty accruals	(16)	(189)
Warranty amortization	(21)	(44)
Ending balance	$137	$245

	As of and for the Nine Months Ended March 31,
	2018	2017
Beginning balance	$159	$365
Accruals during the period	76	287
Changes in estimates of prior period warranty accruals	(40)	(202)
Warranty amortization	(58)	(205)
Ending balance	$137	$245

PRO-DEX, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 7. NET INCOME (LOSS) PER SHARE

We calculate basic net income (loss) per share by dividing net income (loss) by the weighted-average number of common shares outstanding during the reporting period. The weighted-average number of common shares outstanding reflects the effects of potentially dilutive securities, in income generating periods, which consist entirely of outstanding stock options.

The following table presents reconciliations of the numerators and denominators of the basic and diluted earnings (loss) per share computations for net income (loss). In the tables below, income (loss) amounts represent the numerator, and share amounts represent the denominator (in thousands, except per share amounts):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2018	2017	2018	2017
Basic:
Income from continuing operations	$480	$703	$1,453	$4,125
Weighted average shares outstanding	4,363	4,021	4,290	4,047
Basic income per share from continuing operations	$0.11	$0.17	$0.34	$1.02

Income (loss) from discontinued operations	$—	$185	$—	$243
Weighted average shares outstanding	4,363	4,021	4,290	4,047
Basic and diluted earnings (loss) per share from discontinued operations	$—	$0.05	$—	$0.06

Net income	$480	$888	$1,453	$4,368
Weighted average shares outstanding	4,363	4,021	4,290	4,047
Basic income per share	$0.11	$0.22	$0.34	$1.08
Diluted:
Income from continuing operations	$480	$703	$1,453	$4,125
Weighted average shares outstanding	4,363	4,021	4,290	4,047
Effect of dilutive securities – stock options	40	34	40	38
Weighted average shares outstanding used in calculation of diluted earnings per share	4,403	4,055	4,330	4,085
Diluted loss per share from continuing operations	$0.11	$0.17	$0.34	$1.01

Income from discontinued operations	$—	$185	$—	$243
Weighted average shares outstanding used in calculation of diluted earnings per share	4,403	4,055	4,330	4,085
Diluted earnings per share from discontinued operations	$—	$0.05	$—	$0.06

Net income	$480	$888	$1,453	$4,368
Weighted average shares outstanding	4,403	4,055	4,330	4,085
Diluted income per share	$0.11	$0.22	$0.34	$1.07

PRO-DEX, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 8. INCOME TAXES

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was enacted into law. The new tax legislation represents a fundamental and dramatic shift in US taxation. The new legislation contains several key tax provisions that will impact us including the reduction of the corporate tax rate to 21% effective January 1, 2018. The new legislation also includes a variety of other changes including, but not limited to, a limitation on the tax deductibility of interest expense, acceleration of business asset expensing and a reduction in the amount of executive pay that could qualify as a deduction. Section 15 of the Internal Revenue Code stipulates that our fiscal year ending June 30, 2018 will have a blended federal statutory rate of 27.55%, which is based on the applicable tax rates before and after the effectiveness of the Tax Act and the number of days in the year.

On December 22, 2017, the SEC issued Staff Accounting Bulletin No. 118 (SAB 118) which addresses income tax accounting implications of the Tax Act. The purpose of the SAB 118 was to address any uncertainty or diversity of view in applying ASC Topic 740, Income Taxes, in the reporting period in which the Tax Act was enacted. SAB 118 provides a measurement period that should not extend beyond one year form the Tax Act enactment date for companies to complete the accounting under ASC 740. Due to the timing of the enactment and complexity involved in applying the provisions of the Tax Act, we have made reasonable estimates of the effects and recorded provisional amounts in our financial statements as of March 31, 2018. The accounting for the tax effects of the Tax Act will be completed within one year from the date of enactment.

ASC 740 requires us to recognize the effect of tax law changes in the period of enactment. The lower corporate income tax rate required us to re-measure our US deferred tax assets and liabilities as well as reassess the realizability of our deferred tax assets and liabilities. We have recorded a discrete expense of $45,000, consisting of an $46,000 expense related to a net reduction in the value of our deferred assets offset by a $1,000 benefit related to a reduction in the income tax from continuing operations recorded in our second quarter of fiscal 2018.

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

Significant management judgment is required in determining our provision for income taxes and the recoverability of our deferred tax assets. Such determination is based primarily on our historical taxable income, with some consideration given to our estimates of future taxable income by jurisdictions in which we operate and the period over which our deferred tax assets would be recoverable. During fiscal 2017, we released approximately $3.7 million of valuation allowance because we believed that it was more likely than not that we would be able to generate sufficient levels of profitability to realize substantially all of our deferred tax assets.

As of March 31, 2018, we have accrued $458,000 of unrecognized tax benefits related to federal and state income tax matters. This entire balance is expected to reduce our income tax expense if recognized and result in a corresponding decrease in our effective tax rate.

PRO-DEX, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at July 1, 2017	$446
Additions based on tax positions related to the current year	12
Additions for tax positions of prior years	—
Balance at March 31, 2018	$458

We recognize accrued interest and penalties related to unrecognized tax benefits when applicable. As of March 31, 2018, no interest or penalties applicable to our unrecognized tax benefits have been accrued since we have sufficient tax attributes available to fully offset any potential assessment of additional tax.

Pro-Dex and its subsidiaries are subject to U.S. federal income tax, as well as income tax of multiple state tax jurisdictions. We are currently open to audit under the statute of limitations by the Internal Revenue Service for the years ended June 30, 2015 and later. Our state income tax returns are open to audit under the statute of limitations for the years ended June 30, 2014 and later. We do not anticipate a significant change to the total amount of unrecognized tax benefits within the next 12 months.

NOTE 9. SHARE-BASED COMPENSATION

Through June 2014, we had two equity compensation plans, the Second Amended and Restated 2004 Stock Option Plan (the “Employee Stock Option Plan”) and the Amended and Restated 2004 Directors’ Stock Option Plan (the “Directors’ Stock Option Plan”) (collectively, the “Former Stock Option Plans”). There was no share-based compensation expense attributable to the Former Stock Option Plans for the three and nine months ended March 31, 2018 and 2017, as all outstanding options under the Former Stock Option Plans are fully vested. The Employee Stock Option Plan and Director’s Stock Option Plan were terminated in June 2015 and September 2014, respectively.

In September 2016, our Board approved the establishment of the 2016 Equity Incentive Plan, which was approved by our shareholders at the November 29, 2016 Annual Meeting. The 2016 Equity Incentive Plan provides for the award of up to 1,500,000 shares of the Company’s common stock in the form of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted shares, restricted stock units, performance awards and other stock-based awards. As of March 31, 2018, 200,000 performance awards have been granted under the 2016 Equity Incentive Plan.

Stock Options

No options were granted during the three or nine months ended March 31, 2018 and 2017.

As of March 31, 2018, there was no unrecognized compensation cost under the Former Stock Option Plans as all outstanding stock options are fully vested. As of March 31, 2018, the options had a weighted average contractual life of 3.4 years and an intrinsic value of $283,000. Following is a summary of stock option activity for the nine months ended March 31, 2018 and 2017:

	2018		2017
	Number of Shares	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Exercise Price
Outstanding at July 1,	57,000	$1.88	90,834	$1.95
Options granted	—	—	—	—
Options exercised	—	—	(28,000)	1.82
Options forfeited	—	—	—	—
Outstanding at end of period	57,000	$1.88	62,834	$2.00
Stock Options Exercisable at March 31,	57,000	$1.88	62,834	$2.00

PRO-DEX, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Performance Awards

In December 2017, the Compensation Committee of the Board of Directors granted 200,000 performance awards to our employees which will generally be paid in shares of our common stock.  Whether any performance awards vest, and the amount that does vest, is tied to the completion of service periods that range from 7 months to 9.5 years at inception and the achievement of our common stock trading at certain pre-determined prices. On March 31, 2018, there was approximately $708,000 of unrecognized compensation cost related to these non-vested performance awards; that cost is expected to be recognized as expense over the weighted-average period of approximately 3.8 years. The weighted average fair value of the performance awards granted was $4.46, calculated using the weighted average fair market value for each award, using a Monte Carlo simulation. We recorded share-based compensation expense of $138,000 and $184,000, respectively, for the three and nine months ended March 31, 2018 related to these performance awards. We will apply ASU 2016-09, “Compensation—Stock Compensation (Topic 718)” to account for forfeitures as they occur, which we believe simplifies the analysis of fair market value.

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

During the three months ended March 31, 2018 and 2017, we recorded share-based compensation expense in the amount of $4,000 and $1,000, respectively and 3,634 and 1,738 shares were purchased, respectively, and allocated to employees based upon their contributions at prices of $5.93 and $4.53, respectively, per share. On a cumulative basis, since the inception of the ESPP plan, employees have purchased a total of 16,123 shares. During the nine months ended March 31, 2018 and 2017, we recorded share-based compensation expense in the amount of $7,000 and $3,000, respectively, relating to the ESPP.

NOTE 10. MAJOR CUSTOMERS AND SUPPLIERS

Information with respect to customers that accounted for sales in excess of 10% of our total sales in either of the three-month and the nine-month periods ended March 31, 2018 and 2017, is as follows (in thousands, except percentages):

	Three Months Ended March 31,
	2018		2017
	Amount	Percent of Total	Amount	Percent of Total
Net sales	$5,494	100%	$6,618	100%

Customer concentration:
Customer 1	$2,960	54%	$3,136	47%
Customer 2	12	—	1,352	20%
Customer 3	535	10%	352	5%
Customer 4	534	10%	253	4%
Total	$4,041	74%	$5,093	77%

PRO-DEX, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	Nine Months Ended March 31,
	2018		2017
	Amount	Percent of Total	Amount	Percent of Total
Total sales	$16,217	100%	$16,346	100%

Customer concentration:
Customer 1	$9,048	56%	$7,784	48%
Customer 4	1,629	10%	1,011	6%
Customer 5	1,566	10%	1,291	8%
Total	$12,243	76%	$10,086	62%

Information with respect to accounts receivable from those customers whom comprised more than 10 % of our gross accounts receivable at either March 31, 2018 or June 30, 2017, is as follows (in thousands, except percentages):

	March 31, 2018		June 30, 2017
Total gross accounts receivable	$3,438	100%	$3,541	100%

Customer concentration:
Customer 1	$1,821	53%	$2,187	62%
Customer 4	356	10%	554	15%
Total	$2,177	63%	$2,741	77%

For the three and nine months ended March 31, 2018 and 2017, we had one supplier that accounted for more than 10% of our purchases.

Accounts payable due to that supplier represented 3% and 12% of total accounts payable as of March 31, 2018 and June 30, 2017, respectively.

NOTE 11. NOTES RECEIVABLE

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

PRO-DEX, INC. AND SUBSIDIARIES

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

Pursuant to the loan agreement entered into on the Closing Date between Principal and Borrower, the Loan initially bears interest at a fixed rate of 22% per annum, with payments of all accrued and unpaid interest due monthly commencing on October 1, 2017 and on the first day of each month thereafter. Borrower may reduce the interest rate by 1% for each $100,000 repayment of principal up to a maximum reduction of 2%, thereby reducing the interest rate to a minimum amount equal to 20% per annum. Interest income earned during the three and nine months ended March 31, 2018 totaled $63,000 and $135,000, respectively. If the principal balance of the Loan is not paid in full by September 30, 2018, commencing on October 1, 2018 and continuing on the first day of the next 83 months thereafter, Borrower shall, in addition to the aforementioned monthly interest payments, pay installments of principal equal to 1/84th of the principal balance outstanding under the Loan as of September 30, 2018. We are entitled to receive from Principal the Company’s Participation Percentage of any payments of principal and interest. We have classified this note receivable as short-term pursuant to representations that the Borrower has made to Principal. If we become aware of changes in facts or circumstances that lead us to believe the note receivable will not be paid in full by September 30, 2018, we will classify this note as long-term. Raymond E. Cabillot, a director of the Company, is the managing partner of Farnam Street Capital, Inc. (“Farnam”) and Farnam is the founding partner of FS Special Opportunities I, L.P.

NOTE 12. NOTES PAYABLE AND FINANCING TRANSACTIONS

Farmers & Merchants Bank of Long Beach

On April 19, 2017, we entered into a Business Loan Agreement, dated effective March 28, 2017, with Farmers & Merchants Bank of Long Beach (“FMB”), providing for a $500,000 revolving loan facility (the “Revolving Loan Facility”). The Revolving Loan Facility is secured by substantially all of the assets of the Company and bears interest at prime plus 2 percent (currently 6.75%) and matured on March 28, 2018. During the initial loan period, we did not borrow any funds. As disclosed in a Form 8-K filed with the SEC on April 17, 2018, we entered into a Change in Terms Agreement and an Amendment #1 to Business Loan Agreement, each dated effective April 6, 2018 (collectively, the “Loan Amendments”), which extend the maturity date of the Revolving Loan Facility to March 28, 2019.

Summit Financial Resources LP

On September 9, 2015, we entered into a Loan and Security Agreement (the “Summit Loan”) with Summit Financial Resources LP, whereby we could borrow up to $1.0 million against our eligible receivables, as defined in the agreement. Borrowed funds bore interest at a rate of prime plus 2 percent and incurred an additional administrative fee of 0.7 percent on the monthly average outstanding balance. The Summit Loan had an initial period of 18 months. During the three and nine months ended March 31, 2017 we borrowed $0 and $600,000, respectively, under the Summit Loan, which amounts were paid in full by March 31, 2017. On March 9, 2017, we terminated the Summit Loan in accordance with its terms.

PRO-DEX, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Jules & Associates

On July 21, 2016, we entered a master equipment lease agreement with Jules and Associates, Inc. to lease a specific machine used in our inspection process. The cost of the equipment was approximately $106,000 and the lease provides for 36 monthly payments in the amount of $3,121, as well as interim rent in the amount of $7,388. The lease was subsequently assigned to Hitachi Capital America Corporation. The balance owed on the lease as of March 31, 2018 is approximately $50,000.

Fineline Molds

In conjunction with our acquisition of the assets of Fineline, we issued a promissory note to Fineline in the amount of $100,000 which bore interest at 4% per annum and required sixteen equal quarterly payments of principal and accrued interest in the amount of $6,794. The note was secured by all of the assets acquired by us from Fineline. During the quarter ended March 31, 2018, we paid the remaining note balance in full in anticipation of the sale of Fineline as discussed further in Note 2.

NOTE 13. COMMON STOCK

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

In March, 2018, the Investment Committee of the Board approved a 10b5-1 Plan, which became effective on March 14, 2018 and terminates on the earlier of March 13, 2019 or when and if the maximum dollar value or number of shares are repurchased. During the third quarter ended March 31, 2018, we repurchased 2,636 shares at an average price of $6.96 per share. All repurchases under the 10b5-1 Plans have been administered through an independent broker.

On a cumulative basis, we have repurchased a total of 235,593 shares under the share repurchase program at an aggregate cost of $939,000.

At The Market Offering Agreement

In February 2017, our Board approved an ATM Agreement with Ascendiant Capital Markets, LLC (“Ascendiant”). The ATM Agreement allows us to sell shares of our common stock pursuant to specific parameters defined by us as well as those defined by the SEC and the ATM Agreement. During the three months ended March 31, 2018, we did not sell any common stock under the ATM. During the nine months ended March 31, 2018, we sold 332,189 shares of common stock under the ATM at average prices of $7.02 per share, resulting in proceeds to us of $2.2 million, net of commissions and fees. From the inception of the ATM in February 2017 through March 31, 2018 we have sold 340,465 shares of common stock for gross proceeds of $2,311,000 net of commissions and fees paid to Ascendiant totaling $72,000. The ATM allows for quick and agile sales of our common stock to interested investors and provides an opportunity to raise additional capital for working capital requirements or to fund strategic opportunities that may present themselves from time to time. In December 2017, the Board suspended the ATM indefinitely. The Board has the discretion to reactivate the ATM prior to February 16, 2020, the expiration of the ATM Agreement, unless earlier terminated by Ascendiant or us.

PRO-DEX, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 14. COMMITMENTS AND CONTINGENCIES

Legal Matters

We are from time to time a party to various legal proceedings incidental to our business. There can be no certainty, however, that we may not ultimately incur liability or that such liability will not be material and adverse.

NOTE 15. SUBSEQUENT EVENTS

On April 11, 2018, we entered into an Asset Purchase Agreement (the “Agreement”) with Mike Bynum, the general manager of the division, (“Buyer”) to sell Buyer substantially all of the assets of the Company’s Fineline division.

The aggregate purchase price is $310,000, of which $10,000 was paid in cash upon execution of the Agreement and an additional $20,000 is due upon close of escrow.  The balance of $280,000 is to be paid to us under the terms of a five-year promissory note, which bears interest at 4% per annum and requires sixty equal monthly payments of principal and accrued interest in the amount of $5,156.63 each, beginning the ninth month following the close of the transaction.

On April 16, 2018, we entered into a Change in Terms Agreement and an Amendment #1 to Business Loan Agreement, with FMB, each dated effective April 6, 2018 (collectively, the “Loan Amendments”), which extend the maturity date of the Revolving Loan Facility to March 28, 2019 and contain other amendments and provisions customary for a loan facility of this type.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited interim condensed consolidated financial statements and the related notes and other financial information appearing elsewhere in this report.

COMPANY OVERVIEW

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of the results of operations and financial condition of Pro-Dex, Inc. (“Company”, “Pro-Dex”, “we”, “our” or “us”) for the three and nine-month periods ended March 31, 2018 and 2017. This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and the Notes thereto included elsewhere in this report. This report contains certain forward-looking statements and information. The cautionary statements included herein should be read as being applicable to all related forward-looking statements wherever they may appear. Our actual future results could differ materially from those discussed herein.

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

Our Fineline Molds division, acquired in fiscal 2015, manufactures plastic injection molding for a variety of industries. As described more fully in Note 2 to the Condensed Consolidated Financial Statements contained elsewhere in this report, we entered into an Asset Purchase Agreement on April 11, 2018 with Mike Bynum, the general manager of the division (“Buyer”), to sell Buyer substantially all of the assets of Fineline.

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

Through April 2017, we provided engineering consulting and placement services, as well as quality and regulatory consulting services, through our Engineering Services Division (“ESD”).  Although we continue to provide engineering, quality and regulatory consulting services to our customers, we have ceased placement services and accordingly have disbanded our Engineering Services Division. The cessation of placement services did not have a material impact on our financial position or results of operations.

In fiscal 2015, we acquired Huber Precision (“Huber”), a business that made custom machined parts.  We made the investment to garner a wider customer base, but the sales to the customers that were serviced by Huber dwindled over time, such that activities became immaterial.  As a result, the intangibles relating to Huber were impaired during the first quarter of fiscal 2017 and during the second quarter of fiscal 2017 we ceased accepting orders from Huber customers.

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used or changes in the accounting estimate that are reasonably likely to occur could materially change the financial statements. Management believes that there have been no significant changes during the three and nine months ended March 31, 2018 to the items that we disclosed as our critical accounting policies in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our annual report on Form 10-K for the fiscal year ended June 30, 2017, except those set forth below:

Compensation Plans

We recognize compensation expense for the recently granted performance awards under ASC 718 Compensation-Stock Compensation by estimating their fair value using a Monte Carlo simulation.  The fair value using a Monte Carlo simulation model is affected by assumptions regarding a number of complex judgments including expected stock price volatility, risk free interest rates, and the forecasted future value and trading volume of our stock. The performance awards are considered granted for accounting purposes on the date the awards were approved by the Compensation Committee and we recognize compensation expense, based on the estimated fair value of the award, on a straight-line basis over the requisite service period.

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

Simultaneously, we are working to build top-line sales through active proposals of new medical device products with new and existing customers. Our patented adaptive torque-limiting technology has been very well received in the CMF market and we therefore anticipate continued investment in this area with research and development focused on applying this technology to other surgical applications. Additionally, in April 2017, we invested in Monogram Orthopaedics Inc. (“Monogram”), a medical device start-up specializing in precision, patient-specific orthopedic implants.  In conjunction with making the loan to Monogram, we were granted the exclusive right to develop, engineer, manufacture and supply certain products on behalf of Monogram. We are hopeful that this investment will generate future revenue streams as contemplated by planned future definitive development and supply agreements. However, we believe that this is a long-term, strategic investment which will likely take several years to cultivate and generate meaningful additional revenue, if at all.

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

Description of Business Operations

Revenue

The majority of our revenue is derived from designing, developing and manufacturing surgical devices for the medical device industry. The proportion of total sales by type is as follows (in thousands, except percentages):

	Three Months Ended March 31,				Nine Months Ended March 31,
	2018		2017		2018		2017
		% of Revenue		% of Revenue		% of Revenue		% of Revenue
Revenue:
Medical device and services	$4,752	87%	$5,876	89%	$14,549	90%	$13,736	84%
Industrial and scientific	354	6%	220	3%	656	4%	713	4%
Dental and component	245	5%	131	2%	487	3%	574	4%
Injection molds	69	1%	276	4%	293	2%	700	4%
Contract services (ESD)	—	—	37	1%	10	—	402	3%
Repairs and other	74	1%	78	1%	222	1%	221	1%
	$5,494	100%	$6,618	100%	$16,217	100%	$16,346	100%

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

Sales of our medical device products and related development services decreased $1.1 million during the three months ended March 31, 2018 compared to the corresponding period of the prior fiscal year. This was due to the launch of a CMF screwdriver in the third quarter of fiscal 2017 allowing us to record approximately $750,000 in non-recurring engineering service revenue and $600,000 in initial product shipments for one of our medical device distributors in that quarter. We had no similar development launches during the third quarter of fiscal 2018. Sales of our medical device products and related development services increased $0.8 million during the nine months ended March 31, 2018 compared to the corresponding period of the prior fiscal year. Our medical device revenue to our largest customer increased $1.3 million for the nine months ended March 31, 2018 compared the corresponding period of the prior fiscal year, due to an increase in sales of a surgical handpiece designed to be used in orthopedic surgery applications as we completed our production level ramp to ship to the expected 150 units per month that the customer requested during the second quarter of fiscal 2017. Additionally, sales to two of our CMF screwdriver distributors increased by $618,000 and $275,000, respectively, during the nine months ended March 31, 2018 compared to the corresponding period of the prior fiscal year.

Sales of our industrial and scientific products, which consists primarily of our compact pneumatic air motors, increased $134,000 or 61 percent for the three months ended March 31, 2018 compared to the corresponding period of the prior year. The revenue increase is due to an across the board price increase to both distributor and end-user customers effective January 2018 to better reflect the competitive landscape and our manufacturing costs.

Our dental and component revenue are generated from sales to many distributors and end-users whose purchasing activity can vary widely from year to year.  These are legacy products which have not had a product line refresh in several years. In January 2018, we sent notification to our dental product customers that we are discontinuing the manufacture of these products and that same month we accepted final purchase orders to be fulfilled over the next six months.  At this point we are focusing our product development and sales efforts almost exclusively on our medical device products, which prompted our decision to terminate the sales of our dental products. The cessation of our dental line of products is not expected to have a material impact on our financial position or results of operations.

Our Fineline injection mold revenue declined significantly during the three and nine months ended March 31, 2018 compared to the corresponding period of the prior year. As a result, in April 2018 we entered an Asset Purchase Agreement to sell substantially all of the assets of the division, as further described in Note 2 to the Condensed Consolidated Financial Statements contained elsewhere in this report.

At March 31, 2018, we had a backlog of approximately $7.3 million, of which $5.3 million is scheduled to be delivered in fiscal 2018 and the balance is scheduled to be delivered next fiscal year. We may experience variability in our new order bookings due to various reasons, including, but not limited to, the timing of major new product launches and customer planned inventory builds. For instance, our largest customer sent a purchase order in April 2018 in the amount of $5.7 million for products scheduled to be delivered in the fiscal 2019. Separately, in January 2018, this customer executed a contract extension for an additional three years of deliveries, at continued volumes of 150 units per month, through the end of calendar 2021. However, we do not typically experience seasonal fluctuations in our shipments and revenues.

Cost of Sales and Gross Margin
(in thousands except percentages)

	Three Months Ended March 31,				Nine Months Ended March 31,
	2018		2017		2018		2017
		% of Total		% of Total		% of Total		% of Total
Cost of sales:
Product cost	$3,443	98%	$4,268	102%	$10,197	96%	$11,106	100%
Under(over)-absorption of manufacturing costs	42	1%	46	1%	304	3%	52	—
Inventory and warranty charges	33	1%	(158)	(3%)	162	1%	(8)	—
Total cost of sales	$3,518	100%	$4,156	100%	$10,663	100%	$11,150	100%

	Three Months Ended March 31,		Nine Months Ended March 31,		Year over Year ppt Change
	2018	2017	2018	2017	Three Months	Nine Months

Gross margin	36%	37%	34%	32%	(1)	2

Cost of sales for the three months ended March 31, 2018 decreased $638,000 or 15 percent compared to the corresponding period of the prior fiscal year.  The decrease in total costs of sales is comparable to the 17 percent decrease in revenue for the same period. Under-absorption of manufacturing costs remained fairly constant for the three months ended March 31, 2018 compared to the corresponding period of the prior fiscal year due primarily to similar standard labor and overhead rates and manufacturing volumes. Costs relating to inventory and warranty charges increased by $191,000 for the third quarter ended March 31, 2018 compared to the third quarter of the prior fiscal year.  Much of the prior year credit related to reductions in the estimated repair costs of products under warranty.

Gross profit decreased by approximately $486,000 or 20 percent for the three months ended March 31, 2018 compared to the corresponding period of the prior fiscal year, primarily as a result of the decrease in revenue discussed above. Gross margin as a percentage of sales for the three months ended March 31, 2018 decreased by approximately 1 percentage point compared to the corresponding period of the prior year due primarily to relatively flat fixed manufacturing costs.

Cost of sales for the nine months ended March 31, 2018 decreased by $487,000 or 4 percent compared to the corresponding period of the prior fiscal year, consistent with the decrease in revenue of 1 percent for the same period.  Additionally, product cost for the nine months ended March 31, 2018 decreased approximately 8 percent compared to the corresponding period of the prior fiscal year, in large part due to less low margin non-recurring engineering services generated in the current fiscal year compared to the corresponding period of the prior fiscal year.  Cost of sales reflects a $252,000 increase in under-absorbed manufacturing costs as we are under-absorbed by $304,000 for the nine months ended March 31, 2018, because our year-to date chargeable hours is less than we had planned when adjusting our standard labor and over-head rates at the beginning of the fiscal year. Finally, the inventory and warranty charges increased $170,000 during the nine months ended March 31, 2018 compared to the corresponding period of the prior fiscal year, primarily as a result of the prior year reduction in estimated repair costs of products under warranty.

Gross profit increased $358,000 or 7 percent for the nine months ended March 31, 2018 compared to the corresponding period of the prior year, primarily as a result of increasing the sales prices of our air motors during the third  quarter of fiscal 2018, experiencing a reduction in historically lower margin non-recurring engineering services, and managing our fixed manufacturing costs. Gross margin for the nine months ended March 31, 2018 increased by approximately 2 percentage points, compared to the corresponding period of the prior year.

Operating Expenses

Operating Costs and Expenses
(in thousands except % change)

	Three Months Ended March 31,				Nine Months Ended March 31,				Year over Year % Change
	2018		2017		2018		2017		Three Months	Nine Months
		% of Revenue		% of Revenue		% of Revenue		% of Revenue
Operating expenses:
Selling expenses	$83	1%	$132	2%	$257	2%	$439	3%	(37%)	(41%)
General and administrative expenses	701	13%	725	11%	1,781	11%	1,894	12%	(3%)	(6%)
Impairment of goodwill and intangible assets	—	—	—	—	230	1%	113	1%	—	104%
Research and development costs	560	10%	257	4%	1,445	9%	839	5%	118%	72%
	$1,344	24%	$1,114	17%	$3,713	23%	$3,285	20%	21%	13%

Selling expenses consist of salaries and other personnel-related expenses for our business development departments, as well as advertising and marketing expenses, and travel and related costs incurred in generating and maintaining our customer relationships. Selling expenses for the three and nine months ended March 31, 2018 decreased $49,000, or 37 percent, and $182,000, or 41 percent, respectively, compared to the corresponding periods of fiscal 2017. Approximately $63,000 and $196,000, respectively, of the decrease for the three and nine months ended March 31, 2018 compared to the corresponding period of the prior fiscal year is attributable to the termination of the engineering services division (“ESD”) in the fourth quarter of fiscal 2017 due to poor performance. The remaining increase in selling expenses for the three months ended March 31, 2018 compared to the corresponding period of the prior year relates to a prior year recovery of a bad debt that did not recur in the current year.

General and administrative expenses (“G&A”) consists of salaries and other personnel-related expenses of our accounting, finance and human resource personnel, as well as costs for outsourced information technology services, professional fees, directors’ fees, and other costs and expenses attributable to being a public company. G&A decreased $113,000 during the nine months ended March 31, 2018 when compared to the corresponding period of the prior fiscal year. The decrease in total G&A expenses was related to a reduction in accrued bonus expense, audit and professional fees as well as reduced legal fees, as we settled ongoing litigation in the first quarter of fiscal 2018, offset by stock compensation expense related to the performance awards granted in the second quarter of fiscal 2018.

The current year impairment of goodwill and intangible assets relates to Fineline’s goodwill, tradename and customer list which was impaired during the second quarter ended December 31, 2017 in conjunction with an impairment analysis more fully described in Note 3 of Notes to Condensed Consolidated Financial statements contained elsewhere in this report. The fiscal 2017 impairment charge related to the Huber customer list acquired in conjunction with our Huber acquisition, as we no longer expected there to be any significant future cash flows resulting from these customer relationships.

Research and development costs generally consist of salaries, employer paid benefits, and other personnel related costs of our engineering and support personnel, as well as allocated facility and information technology costs, professional and consulting fees, patent-related fees, lab costs, materials, and travel and related costs incurred in the development and support of our products. Research and development costs for the three and nine months ended March 31, 2018 increased $303,000 and $606,000, respectively, compared to the corresponding periods of the prior fiscal year.  The increase is primarily due to increased spending on the internal development of our Pro-Dex-branded driver for thoracic surgical applications utilizing our adaptive torque-limiting technology.

Interest Expense

Interest expense consists primarily of interest expense related to the loans and notes payable described more fully in Note 12 to the Condensed Consolidated Financial Statements contained elsewhere in this report and capital lease obligations for leased equipment.

Interest Income

Interest income for the three and nine months ended March 31, 2018 includes $63,000 and $135,000, respectively, of interest earned on the Participation Loan described more fully in Note 11 to the Condensed Consolidated Financial Statements contained elsewhere in this report.  The remaining interest income of $10,000 and $31,000 earned during the three and nine months ended March 31, 2018, respectively, represents earnings on our marketable securities portfolio.

Income Tax Expense (Benefit)

The effective tax rates for the three and nine months ended March 31, 2018 represent a blended rate for the rates in existence before and after the new tax legislation was adopted (See Note 8 of Notes to Condensed Consolidated Financial Statements contained elsewhere in this report.) Additionally, during fiscal 2017 (in part because in the fiscal quarter ended December 31, 2016, we achieved three years of cumulative pre-tax income), we determined that it was more likely than not that deferred taxes in the amount of $3.7 million would be realizable and, therefore, we reversed the valuation allowance accordingly.

Discontinued Operations, net of income taxes

Income from Discontinued Operations

	Three and Nine Months Ended March 31,
	2017	2017
Revenues	$52	$715

Income (loss) from discontinued operations:
Gain on sale, net of taxes of $126,000	$201	$201
Income (loss) from discontinued operations, before taxes	(28)	68
Income tax (expense) benefit	12	(26)
Net income from discontinued operations	$185	$243

The sale of the OMS division was completed on January 27, 2017. The divestiture was completed in support of raising capital to invest in our core medical device product development efforts.

Liquidity and Capital Resources

Cash and cash equivalents at March 31, 2018 increased $894,000 to $5.1 million as compared to $4.2 million at June 30, 2017. The following table includes a summary of our condensed consolidated statements of cash flows contained elsewhere in this report.

	As of and For the Nine Months Ended March 31,
	2018	2017
	(in thousands)
Cash provided by (used in):
Operating activities	$1,789	$1,920
Investing activities	$(3,107)	$(183)
Financing activities	$2,212	$(332)

Cash and Working Capital:
Cash and cash equivalents	$5,099	$3,699
Working Capital	$12,926	$8,798

Operating Activities

Net cash provided by operating activities was $1.8 million for the nine months ended March 31, 2018 primarily due to income from continuing operations of $1,453,00 and non-cash depreciation and amortization and stock-based compensation totaling $472,000 and $191,000, respectively, and a non-cash impairment of goodwill and intangible assets of $230,000, as well as non-cash deferred tax expense of $203,000. Uses of cash arose from an increase in inventory of $298,000 and a decrease in accounts payable, accrued liabilities and deferred rent, in the amount of $576,000.

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

Investing Activities

Net cash used in investing activities for the nine months ended March 31, 2018 was $3.1 million and related primarily to the $1,150,000 Participation Agreement and the additional $350,000 investment made in Monogram more fully described in Note 11 to the Condensed Consolidated Financial Statements contained elsewhere in this report. In addition, we invested $820,000 in equipment and $806,000 in marketable equity securities during the nine months ended March 31, 2018.

During the nine months ended March 31, 2017, we sold the OMS division for $636,000, invested $336,000 in marketable equity securities of publicly traded companies and made capital expenditures primarily for manufacturing equipment in the amount of $552,000.

Financing Activities

We generated $2.2 million in cash from financing activities during the nine months ended March 31, 2018 through sales of our common stock under our ATM program more fully described in Note 13 to the Condensed Consolidated Financial Statements contained elsewhere in this report.

During the nine months ended March 31, 2017 we spent $312,000 on the repurchase of company common stock pursuant to the share repurchase program described in more detail Note 13 to the Condensed Consolidated Financial Statements contained elsewhere in this report.

Financing Facilities & Liquidity Requirements for the next twelve months

As of March 31, 2018, our working capital was $12.9 million. We currently believe that our existing cash and cash equivalent balances as well as our account receivable balances and anticipated cash flows from operations will provide us sufficient funds to satisfy our cash requirements as our business is currently conducted for at least the next 12 months. Certain factors and events could negatively affect our cash flows, including but not limited to, if any of our significant customers are unable to perform due to cancelation of their ordered products and/or their inability to pay for such products in a timely manner.

Additionally, as disclosed elsewhere in this report, we have obtained a $500,000 revolving loan facility with our commercial bank Farmers and Merchants Bank of Long Beach.  Although we have not drawn against the facility, having it in place provides us additional liquidity for working capital expenditures should the need arise.

We are focused on preserving our cash balances by monitoring expenses, identifying cost savings, and investing only in those development programs and products that we believe will most likely contribute to our profitability. As we execute on our current strategy we may require additional funding for our working capital needs.  If such a need arises we plan to raise capital through our existing ATM described in more detail in Note 13 to the Condensed Consolidated Financial Statements contained elsewhere in this report.

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

In accordance with SEC rules, an evaluation was performed under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer of the effectiveness, as of March 31, 2018, of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). “Internal control over financial reporting” includes those policies and procedures that:

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

Based on that evaluation as of March 31, 2018, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective.

Internal Control over Financial Reporting

During the three months ended March 31, 2018, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 14 of Notes to Condensed Consolidated Financial Statements contained elsewhere in this report.

ITEM 1A. RISK FACTORS

Our business, future financial condition and results of operations are subject to a number of factors, risks and uncertainties, which are disclosed in Item 1A, entitled “Risk Factors” in Part I of our Annual Report on Form 10-K for our fiscal year ended June 30, 2017 as well as any amendments thereto or additions and changes thereto contained in this quarterly report on Form 10-Q for the quarter ended March 31, 2018. Additional information regarding some of those risks and uncertainties is contained in the notes to the condensed consolidated financial statements included elsewhere in this report and in Item 2, entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I of this report. The risks and uncertainties disclosed in our Form 10-K, our quarterly reports on Form 10-Q and other reports filed with the SEC are not necessarily all of the risks and uncertainties that may affect our business, financial condition and results of operations in the future.

There have been no material changes to the risk factors as disclosed in our annual report on Form 10-K for the fiscal year ended June 30, 2017, except as provided in any amendments thereto.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchases by the Company of its common stock during the quarter ended March 31, 2018 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2018 to January 31, 2018	–	–	–	517,043
February 1, 2018 to February 28, 2018	–	–	–	517,043
March 1, 2018 to March 31, 2018	2,636	$6.96	–	514,407

All repurchases were made pursuant to the Company’s previously announced repurchase program.

ITEM 6. EXHIBITS

Exhibit	Description

10.1	Asset Purchase Agreement by and between Mike Bynum and Pro-Dex, Inc. dated April 11, 2018 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Registrant on April 16, 2018)
10.2

Change in Terms Agreement, dated April 6, 2018, by between Farmers and Merchants Bank of Long Beach and Pro-Dex, Inc. (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Registrant on April 17, 2018)

10.3

Amendment #1 to Business Loan Agreement, dated April 6, 2018, by between Farmers and Merchants Bank of Long Beach and Pro-Dex, Inc. (incorporated by reference to Exhibit 10.2 to the Form 8-K filed by the Registrant on April 17, 2018)

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

PRO-DEX, INC.

Dated: May 10, 2018	By:	/s/ Richard L. Van Kirk
Richard L. Van Kirk
Chief Executive Officer (Principal Executive Officer)

Dated: May 10, 2018	By:	/s/ Alisha K. Charlton
Alisha K. Charlton
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit	Description

10.1	Asset Purchase Agreement by and between Mike Bynum and Pro-Dex, Inc. dated April 11, 2018 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Registrant on April 16, 2018)
10.2

Change in Terms Agreement, dated April 6, 2018, by between Farmers and Merchants Bank of Long Beach and Pro-Dex, Inc. (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Registrant on April 17, 2018)

10.3

Amendment #1 to Business Loan Agreement, dated April 6, 2018, by between Farmers and Merchants Bank of Long Beach and Pro-Dex, Inc. (incorporated by reference to Exhibit 10.2 to the Form 8-K filed by the Registrant on April 17, 2018)

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