Form 10-K
period 2018-06-30
PRO DEX INC
filed 2018-09-13
CIK 788920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2018

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

As of December 31, 2017, the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing sales price on the Nasdaq Capital Market was approximately $17.8 million. For the purpose of this calculation shares owned by officers, directors and 10% stockholders known to the registrant have been deemed to be owned by affiliates. This calculation does not reflect a determination that persons are affiliates for any other purposes.

As of September 6, 2018, 4,341,202 shares of the registrant’s no par value common stock were outstanding.

Documents incorporated by reference:

Part III of this report incorporates by reference certain information from the registrant’s definitive proxy statement (the “Proxy Statement”) for its 2018 Annual Meeting of Shareholders. The Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

PRO-DEX, INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED JUNE 30, 2018

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

ITEM 1.

BUSINESS

Company Overview

Pro-Dex, Inc. (“Company”, “Pro-Dex”, “we”, “our”, “us”) specializes in the design, development and manufacture of autoclavable, battery-powered and electric, multi-function surgical drivers and shavers used primarily in the orthopedic and maxocranial facial markets. We have patented adaptive torque-limiting software and proprietary sealing solutions which appeal to our customers, primarily medical device distributors. We also manufacture and sell rotary air motors to a wide range of industries.

Through May 2018, our Fineline Molds (“Fineline”) division, acquired in fiscal 2015, manufactured plastic injection molding for a variety of industries. We sold the assets and business operations of our Fineline division and the assets related to that division have been reclassified as assets held for sale on our consolidated balance sheet as of June 30, 2017.

Through April 2017, we provided engineering consulting and placement services, as well as quality and regulatory consulting services through our Engineering Services Division (“ESD”). Although we continue to provide engineering, quality and regulatory consulting services to our customers, we have ceased placement services and accordingly have disbanded our ESD Division. The cessation of placement services did not have a material impact on our financial position or results of operations.

Through January 2017, our OMS Division designed and manufactured multi-axis motion control systems used in factory automation and scientific research markets. We sold substantially all of the assets and the business operations of our OMS division located in Beaverton, Oregon to our long time general manager of the division. This division has been classified as a discontinued operation in conformity with applicable accounting guidance. Accordingly, unless otherwise indicated, OMS’s results have been reported as discontinued operations and removed from all financial discussions of continuing operations. (See Note 3 to the Consolidated Financial Statements contained elsewhere in this report).

In fiscal 2015, we acquired Huber Precision (“Huber”), a business that made custom machined parts. We made the investment to garner a wider customer base, but the sales to the customers that were serviced by Huber dwindled over time, such that activities have become immaterial. As a result, the intangible assets relating to Huber were impaired during the first quarter of fiscal 2017.

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

Description of Business

The majority of our revenue is derived from designing, developing and manufacturing surgical devices for the medical device industry. The proportion of total sales by type is as follows (in thousands, except percentages):

	Years Ended June 30,
	2018		2017
	(In thousands)
		% of Revenue		% of Revenue
Medical device and services	$20,282	90%	$18,584	85%
Industrial and scientific	826	4%	882	4%
Dental and component	596	3%	786	4%
Repairs	394	2%	302	1%
Other	367	1%	1,389	6%
Total Sales	$22,465	100%	$21,943	100%

Our medical device products utilize proprietary designs developed by us primarily under exclusive development and supply agreements and are manufactured in our Irvine, California facility, as are our dental products. Our medical device products are sold primarily to original equipment manufacturers and our dental products are sold primarily to dental product distributors. In our San Dimas, California facility we manufactured plastic injection molds for a wide variety of industries through May 2018, upon which time we sold the division and terminated our obligations under the lease for the San Dimas facility. The proportion of total sales by facility is as follows:

	Years Ended June 30,
	2018		2017
	(In thousands)
		% of Revenue		% of Revenue
Irvine	$22,107	98%	$20,987	96%
San Dimas	358	2%	956	4%
Total Sales	$22,465	100%	$21,943	100%

In fiscal 2018, our top 20 customers accounted for 97% of our sales compared to 94% in fiscal 2017. In fiscal 2018, we had one customer, included in medical device revenue above, that accounted for 56% of sales with our next largest customer accounting for 12% of sales. This compares to fiscal 2017, when we had one customer, included in medical device revenue above, that accounted for 50% of our revenue and no other single customer accounted for more than 10% of our revenue. In many cases, including our largest customers, disclosure of customer names is prohibited by confidentiality agreements with such entities. We have no plans to discontinue the sales relationships with our existing significant customers.

Our business today is almost entirely driven by sales of our medical devices. Many of our significant customers place purchase orders for specific products that were developed under various development and/or supply agreements. Our customers may request that we design and manufacture a custom surgical device or they may hire us as a contract manufacturer to manufacture a product of their own design. In either case, we have extensive experience with autoclavable, battery-powered and electric, multi-function surgical drivers and shavers. We continue to focus a significant percentage of our time and resources on providing outstanding products and service to our valued principal customers. Additionally, we continue to invest in machinery and equipment to increase our machining through-put.

Simultaneously, we are working to build top-line sales through active proposals of new medical device products with new and existing customers. Our patented adaptive torque-limiting software has been very well received in the CMF market and we have continued investment in this area with research and development focused on applying this technology to thoracic surgical applications. We invested significantly during fiscal 2018 on a thoracic driver utilizing adaptive torque-limiting software, and in early fiscal 2019, entered a development contract with a current significant customer to private-label this driver for their unique specifications. We anticipate sales to this existing customer will increase late in fiscal 2019 as we add this product to their existing CMF driver and ancillary products that we currently supply.

In April 2017, we invested in Monogram Orthopaedics Inc. (“Monogram”), a medical device start-up specializing in precision, patient-specific orthopedic implants. In conjunction with making the loan to Monogram, we were granted the exclusive right to develop, engineer, manufacture and supply certain products on behalf of Monogram. We impaired our entire $800,000 investment during the fourth quarter of fiscal 2018 due to indications that Monogram had exhausted its cash and had been unable to obtain additional financing to enable continued research to commercialize their technology. While we do not expect to recover our investment, if Monogram successfully raises the funds needed to commercialize their technology, we expect to generate future revenue streams pursuant to our contractual development and supply rights with them.

The majority of the raw materials and components used to manufacture our products are purchased and are available from several sources, including through our own in-house machining capabilities. Portescap, K-V Engineering, and Fischer Connectors are examples of key suppliers. We have no exclusive arrangements with any of our suppliers, but in several instances only one supplier is used for certain high-value components. In most of such instances, secondary suppliers have been identified, although it is likely that any transition to a new or different supplier would result in a delay in the supply chain. We consider our relationships with our suppliers and manufacturers to be good. We do not intend to terminate any such relationship at this time, nor does management have knowledge that any supplier or manufacturer intends to terminate its relationship with us.

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

At June 30, 2018, we had a backlog of $12.3 million compared with a backlog of $8.7 million at June 30, 2017. Our backlog represents firm purchase orders received and acknowledged from our customers and does not include all revenue expected to be generated from existing customer contracts. Our entire backlog at June 30, 2018 is expected to be delivered during fiscal 2019. We have experienced, and may continue to experience, variability in our new order bookings due to, among other reasons, the launch of new products, the timing of customer orders based on end-user demand, and customer inventory levels. We do not typically experience seasonal fluctuations in our shipments and revenues.

Segments

With the sale of the OMS division during fiscal 2017, we no longer have separate reportable segments. The OMS division was historically the only division that was significant enough to require segment disclosures and as such, effective with this divestiture, we no longer require segment disclosure as our business is currently run.

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

In certain instances we may share research and development costs with our customers by billing for non-recurring engineering services. Revenue recognized for non-recurring engineering services represented 1% and 4% of our revenue in fiscal 2018 and 2017, respectively. During recent years, we have entered into certain development and supply contracts, the development portions of which provide for billable non-recurring engineering service fees. Such fees are recognized as revenue generally upon milestone completion or completion of the product development services. The revenue earned during fiscal 2018 relating to non-recurring engineering services was not material. During fiscal 2017, we completed the development of a surgical handpiece for a customer and began shipping products to this customer. Revenue for this development contract was recorded under the milestone completion method and we recognized revenue of $752,000 and $367,000 during fiscal 2017 and 2016, respectively. We will continue to pursue other revenue-generating development projects and in that regard we have two such development contracts, one executed in late fiscal 2018 and one in early fiscal 2019, expected to generate approximately $700,000 of non-recurring engineering services revenue during fiscal 2019. Accordingly, we believe that non-recurring engineering fees could represent a greater share of our revenue in the future, but there can be no assurance that we will be successful in these endeavors.

During the fiscal years ended June 30, 2018 and 2017, we incurred research and development expenses amounting to $1.9 million and $1.2 million, respectively, which costs exclude labor and related expenses of approximately $46,000 and $130,000 in fiscal 2018 and 2017, respectively, that were reimbursed by our customers through billings for non-recurring engineering services.

Employees

At June 30, 2018, we had 80 employees as well as 1 temporary employee all working at our corporate office in Irvine, California. Since we sold our Fineline division in May 2018, we have no employees in San Dimas, California at June 30, 2018. At June 30, 2017, we had 76 employees, comprised of 70 employees in Irvine, California and 6 in San Dimas, California, as well as 5 temporary employees working in Irvine, California. None of our employees are a party to any collective bargaining agreements with us. We consider our relationships with our employees to be good.

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

The total cost of providing health care services has been and will continue to be subject to review by governmental agencies and legislative bodies in the major world markets, including the United States, which are faced with significant pressure to lower health care costs. The Patient Protection and Affordable Care Act signed into law in March 2010 (the “Affordable Care Act”) imposes a 2.3% excise tax, currently suspended until December 31, 2019, on sales of certain medical devices, some of which we produce, that we may be unable to recover through price increases to our customers.

We believe that our business is conducted in a manner consistent with the Environmental Protection Agency (“EPA”) and other agency regulations governing disposition of industrial waste materials.

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

We have certain federally registered trademarks relating to our products, including Pro-Dex®, along with a number of other common law trademarks.

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

In fiscal 2018, our top 20 customers accounted for 97% of our sales, with our current largest customer accounting for 56% of our sales. This customer has made purchase commitments to us through a supply agreement to purchase surgical handpieces through calendar 2021. The loss of this customer or any of our significant customers would severely impact us, including having a material adverse effect on our business, financial condition, cash flows, revenue and results of operations.

A substantial portion of our business is derived from our core business area that, if not serviced properly, may result in a material adverse impact upon our business, results of operations and financial condition.

In fiscal 2018, we derived 90% of our revenue from sales of our medical device products and related services. We believe that a primary factor in the market acceptance of our products and services is the value they create for our customers. Our future financial performance will depend in large part on our ability to continue to meet the increasingly sophisticated needs of our customers through the timely development, successful introduction and implementation of new and enhanced products and services, while at the same time continuing to provide the value our customers have come to expect from us. We have historically expended a significant percentage of our revenue on product development and believe that significant continued product development efforts will be required to sustain our growth. Continued investment in our sales and marketing efforts will also be required to support future growth.

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

In recent years, we have launched many new medical device products and our estimates of warranty claims are based largely on our previous history from similar legacy products. If actual warranty claims exceed our estimates, it could have an adverse effect on our results of operations and financial condition.

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

New product development requires significant research and development expenditures that we have historically funded through operations; however, we may be unable to do so in the future. Any significant decrease in revenues or research funding could impair our ability to respond to technological advances in the marketplace and to remain competitive. If we are unable, for technological or other reasons, to develop and introduce new products in a timely manner in response to changing market conditions or customer requirements, our business, results of operations and financial condition may be materially adversely affected. Although we continue to target new markets for access, develop new products, and update existing products, there can be no assurance that we will do so successfully or that even if we are successful, such efforts will be completed concurrently with or prior to the introduction of competing products. Any such failure or delay could adversely affect our competitive position or could make our current products obsolete.

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

As of August 1, 2018, two of our directors, Nicholas J. Swenson and Raymond E. Cabillot, directly or indirectly, controlled voting power over approximately 39% (26% and 13%, respectively) of the outstanding shares of our common stock. As a result of such voting control, these directors will have significant influence over all matters submitted to our shareholders for approval, including the election of our directors and other corporate actions, and may have interests that conflict with our interests and the interests of other shareholders.

If our technology infrastructure is compromised, damaged or interrupted by a cybersecurity incident, data security breach or other security problems, our operating results and financial condition could be adversely affected.

We use technology in substantially all aspects of our business operations, and our ability to serve customers most effectively depends on the reliability of our technology systems. We use software and other technology systems, among other things, to generate sales orders, job orders and purchase orders and to monitor and manage our business on a day-to-day basis. Cybersecurity incidents can include computer viruses, computer denial-of-service attacks, worms, and other malicious software programs or other attacks, covert introduction of malware to computers and networks, impersonation of authorized users, and efforts to discover and exploit any design flaws, bugs, security vulnerabilities or security weaknesses, as well as intentional or unintentional acts by employees or other insiders with access privileges, intentional acts of vandalism by third parties and sabotage.

In addition, our technology infrastructure and systems are vulnerable to damage or interruption from natural disasters, power loss and telecommunications failures. Any such disruption to our systems, or the technology systems of third parties on which we rely, the failure of these systems to otherwise perform as anticipated, or the theft, destruction, loss, misappropriation, or release of sensitive and/or confidential information or intellectual property, could result in business disruption, negative publicity, loss of customers, potential liability, including litigation or other legal actions against us or the imposition of penalties, fines, fees or liabilities, which may not be covered by our insurance policies, and competitive disadvantage, any or all of which would potentially adversely affect our customer service, decrease the volume of our business and result in increased costs and lower profits. Moreover, a cybersecurity breach could require us to devote significant management resources to address the problems associated with the breach and to expend significant additional resources to upgrade further the security measures we employ to protect information against cyber-attacks and other wrongful attempts to access such information, which could result in a disruption of our operations.

While we have invested, and continue to invest, in technology security initiatives and other measures to prevent security breaches and cyber incidents, as well as disaster recovery plans, these initiatives and measures may not be entirely effective to insulate us from technology disruption that could result in adverse effects on our results of operations.

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

We have acquired, and may acquire in the future, businesses, products, and technologies that complement or expand our current operations. Acquisitions could require significant capital investments and require us to integrate with companies that have different cultures, management teams, and business infrastructure. Depending on the size and complexity of an acquisition, our successful integration of the acquisition could depend on several factors, including:

•	Difficulties in assimilating and integrating the operations, products, and workforce of an acquired business;
•	The retention of key employees;
•	Management of facilities and employees in separate geographic areas;
•	The integration or coordination of different research and development and product manufacturing facilities;
•	Successfully converting information and accounting systems; and
•	Diversion of resources and management attention from our other operations.

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

Our sales have fluctuated in the past, and may fluctuate in the future from quarter to quarter and period to period, as a result of a number of factors, including, without limitation: the size and timing of orders from customers; the length of new product development cycles; market acceptance of new technologies; changes in pricing policies or price reductions by us or our competitors; the timing of new product announcements and product introductions by us or our competitors; the financial stability of major customers; our success in expanding our sales and marketing programs; acceleration, deferral, or cancellation of customer orders and deliveries; changes in our strategy; revenue recognition policies in conformity with accounting principles generally accepted in the United States (“GAAP”); personnel changes; and general market and economic factors.

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

Political, economic and regulatory influences are subjecting the healthcare industry to fundamental changes. The Affordable Care Act enacted sweeping reforms to the U.S. healthcare industry, including mandatory health insurance, reforms to Medicare and Medicaid, the creation of large insurance purchasing groups, new taxes on medical equipment manufacturers, currently suspended through 2019, that apply to certain of our products and other significant modifications to the healthcare delivery system.

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

We have experienced operating losses in the past. Although we were profitable in fiscal 2018, 2017 and 2016, we incurred pre-tax losses from continuing operations of $446,000, $755,000, and $1,903,000 in fiscal 2015, 2014 and 2013, respectively. Our ability to achieve or sustain profitability is based on a number of factors, many of which are out of our control, including the material costs for our products and the demand for our products.

We currently anticipate that our available capital resources, including our existing cash and cash equivalents and accounts receivable balances will be sufficient to meet our expected working capital and capital expenditure requirements as our business is currently conducted for at least the next 12 months. We may also attempt to raise additional funds through public or private debt or equity financings, if such financings become available on acceptable terms. We cannot be certain that any additional financing we may need will be available on terms acceptable to us, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of opportunities, develop new products or otherwise respond to competitive pressures, and our operating results and financial condition could be adversely affected.

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

ITEM 1B.

UNRESOLVED STAFF COMMENTS

None.

ITEM 2.

PROPERTIES

Our executive offices and Irvine manufacturing facility are located at 2361 McGaw Avenue, Irvine, California 92614. We lease the 28,000 square foot facility from an unrelated third party at a current base monthly lease rate of $36,493 with 3% annual escalations through the expiration of the lease in September 2027. The building is a one-story stand-alone structure of concrete “tilt-up” construction, approximately 35 years old and in good condition.

Our former San Dimas office and manufacturing facility was located at 210 West Arrow Highway, Suites C & D, San Dimas, California 91773. The 3,680 square foot facility was leased from an unrelated third party, at a base monthly lease rate of $2,870 through May 2018, which terminated in conjunction with the sale of our Fineline division. The suites were located in a one-story building in an approximately 35-year-old industrial office complex in fair condition.

Our Irvine facility is believed to be adequate for our expected needs. We believe each facility we leased during fiscal 2018, is in full compliance with applicable state, EPA and other agency environmental standards.

ITEM 3.

LEGAL PROCEEDINGS

See Note 10 of Notes to Consolidated Financial Statements contained elsewhere in this report.

ITEM 4.

MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted under the symbol “PDEX” on the automated quotation system of the Nasdaq Capital Market (“NASDAQ”). The following table sets forth for the quarters indicated the high and low sales prices of our common stock as reported by NASDAQ. The quotations reflect inter-dealer prices, without retail markup, markdown, or commissions, and may not necessarily represent actual transactions. On September 7, 2018, the last sale price of our common stock as reported by NASDAQ was $9.95 per share.

	High	Low
Year ended June 30, 2018:
First Quarter	$7.77	$5.90
Second Quarter	7.75	6.80
Third Quarter	7.20	6.35
Fourth Quarter	7.00	6.25
Year ended June 30, 2017:
First Quarter	$6.53	$4.41
Second Quarter	5.26	4.10
Third Quarter	5.60	4.55
Fourth Quarter	6.15	4.30

Holders

As of September 7, 2018, there were 94 holders of record of our common stock. This number does not include beneficial owners including holders whose shares are held in nominee, or “street,” name.

Dividends

We have never paid a cash dividend with respect to our common stock. The current policy of our Board of Directors is to retain any future earnings to provide funds for the operation and expansion of our business. Any determinations to pay dividends in the future will be at the discretion of our Board of Directors.

Repurchases

During the fourth quarter of fiscal 2018, we repurchased 30,390 shares at an aggregate cost of $202,000 through a Board approved prearranged share repurchase plan intended to qualify for the safe harbor under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. There were no repurchases during the fourth quarter of fiscal 2017.

Recent Sales

In February 2017, our Board approved an At The Market Offering Agreement (“ATM” or “ATM Agreement”) with Ascendiant Capital Markets, LLC (“Ascendiant”). The ATM Agreement allows us to sell shares of our common stock pursuant to specific parameters defined by us as well as those defined by the SEC and the ATM Agreement. During the fiscal quarter ended June 30, 2017, we sold 8,276 shares of common stock and raised proceeds of $48,000, net of commissions and paid fees to Ascendiant totaling $1,500. During the fiscal year ended June 30, 2018, we sold 332,189 shares of common stock under the ATM at average prices of $7.02 per share, resulting in proceeds to us of $2.3 million, net of commissions and fees. The shares were sold pursuant to the Company’s shelf registration statement on Form S-3, as amended (File No. 333-215032), which was declared effective on February 8, 2017 by the SEC.

ITEM 6.

SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and the Notes thereto contained elsewhere in this report, as well as the Risk Factors included in Item 1A of this report. The following discussion contains forward-looking statements. (See “Cautionary Note Regarding Forward-Looking Statements” included in Part 1 of this report.)

Overview

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of our results of operations and financial condition for the fiscal years ended June 30, 2018 and 2017. The income from discontinued operations included in our consolidated statement of operations relates to the sale of our OMS division, which we sold in January 2017.

The Company, headquartered in Irvine, California, specializes in the design, development and manufacture of autoclavable, battery-powered and electric, multi-function surgical drivers and shavers used primarily in the orthopedic, spine, and maxocranial facial markets. We also sell rotary air motors. Our products are found in hospitals, medical engineering labs, scientific research facilities and high-tech manufacturing operations around the world.

In addition to our principal operations described above, our Fineline division, located in San Dimas, California, manufactured plastic injection molds for a wide variety of industries until May 2018, when we sold the division. Through April 2017, we provided engineering consulting and placement services, as well as quality and regulatory consulting services through our ESD Division. Although we continue to provide engineering, quality and regulatory consulting services to our customers, we have ceased placement services and accordingly have disbanded our ESD Division. The cessation of placement services did not have a material impact on our financial position or results of operations.

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

Returns of our product for credit are not material; accordingly, we do not establish a reserve for product returns at the time of sale.

We will adopt the requirements of Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers, in the first quarter of fiscal 2019. The new standard will be adopted in the first quarter of fiscal 2019 using the modified retrospective method of adoption, and we will recognize the cumulative effect of initially applying the new standard as an adjustment to opening retained earnings as of July 1, 2018. The standard is not expected to have a material impact on our consolidated financial statements, except for expanded disclosures related to revenue in order to comply with the new guidance.

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

Warranties

Most of our products are sold with a warranty that provides for repairs or replacement of any defective parts for a period, generally one to two years, after the sale. At the time of the sale, we accrue an estimate of the cost of providing the warranty based on prior experience with such factors as return rates and repair costs, which factors are reviewed quarterly.

Warranty expenses, including changes of estimates, are included in cost of sales in our consolidated statements of operations.

Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or net realizable value. Reductions to estimated net realizable value are recorded, and charged to cost of sales, when indicated based on a formula that compares on-hand quantities to both historical usage and estimated demand over the ensuing 12 months from the measurement date.

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

Investments

Investments consist of marketable equity securities of publicly held companies. The investments were made to realize a reasonable return, although there is no assurance that positive returns will be realized. Investments are marked to market at each measurement date, with unrealized gains and losses, net of income taxes, presented as adjustments to accumulated other comprehensive income or loss.

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

Goodwill & Intangibles

We recorded goodwill and a trade name in conjunction with the asset purchase of Fineline during fiscal 2015. We assess the potential impairment of goodwill and trade name on an annual basis, or more frequently if there are events or changes in circumstances that may indicate potential impairment. Other intangibles consist of legal fees incurred in connection with patent applications, covenant not to compete, and customer lists including backlog. The legal fees will be amortized over the estimated product life of the underlying product related to the associated patent. The covenant not to compete and customer list including backlog relate to assets acquired in conjunction with the purchase of Huber and Fineline and will be amortized over their estimated useful lives or, in the case of Fineline, retired in connection with our sale of those assets.

Notes Receivable

Notes receivable are stated at unpaid principal balance and are subject to impairment losses. Management considers a note impaired when either i) based upon current information or factors, it is probable that the principal and interest payments will not be collected, or converted to equity, according to the terms of the secured convertible promissory note or ii) the fair market of the underlying collateral securing the note is less than the book value of the note receivable.

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

Income Taxes

We recognize deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of our assets and liabilities, along with net operating loss and tax credit carryovers. Deferred tax assets at June 30, 2018 and 2017 consisted primarily of basis differences related to research and development tax credit utilization, intangible assets, accrued expenses and inventories.

Significant management judgment is required in determining our provision for income taxes and the recoverability of our deferred tax assets. Such determination is based on our historical taxable income, with consideration given to our estimates of future taxable income and the periods over which deferred tax assets will be recoverable. In evaluating our ability to recover our deferred tax assets, we consider all available positive and negative evidence, including reversals of deferred tax liabilities, projected future taxable income and results of recent operations. The assumptions about future taxable income require significant judgment and are consistent with the plans and estimates we are using to manage the underlying business. In evaluating the objective evidence that historical results provide, we consider three years of cumulative operating income (loss). During fiscal 2017, we released approximately $3.3 million of the tax effected valuation allowance, as we determined that we were more likely than not to generate sufficient levels of profitability to realize substantially all of our deferred tax assets.

Results of Operations for the Fiscal Year Ended June 30, 2018 Compared to the Fiscal Year Ended June 30, 2017

The following tables set forth results from continuing operations for the fiscal years ended June 30, 2018 and 2017:

	Years Ended June 30,
	2018		2017
	(Dollars in thousands)
		% of Net Sales		% of Net Sales
Net sales	$22,465	100%	$21,943	100%
Cost of sales	14,522	65%	14,757	67%
Gross profit	7,943	35%	7,186	33%
Selling expenses	358	2%	585	3%
General and administrative expenses	2,287	10%	2,529	12%
Asset impairment charges	1,029	5%	113	1%
Gain from disposal of equipment	(16)	—	(3)	—
Research and development costs	1,893	8%	1,225	6%
	5,551	25%	4,449	20%
Operating income	2,392	11%	2,737	12%
Other income, net	218	1%	15	—
Income from continuing operations before income taxes	2,610	12%	2,752	13%
Income tax expense (benefit)	989	5%	(2,089)	(10%)
Net income from continuing operations	$1,621	7%	$4,841	22%

Net Sales

The majority of our revenue is derived from designing, developing and manufacturing powered surgical instruments for medical device original equipment manufacturers, dental instruments, and rotary air motors. The proportion of total sales by product/service type is as follows:

	Years Ended June 30,				Increase (Decrease) From 2017 To 2018
	2018		2017
	(Dollars in thousands)
		% of Net Sales		% of Net Sales
Net sales:
Medical device and services	$20,282	90%	$18,584	85%	9%
Industrial and scientific	826	4%	882	4%	(6%)
Dental and component	596	3%	786	4%	(24%)
Repairs	394	2%	302	1%	30%
Other	367	1%	1,389	6%	(74%)
	$22,465	100%	$21,943	100%	2%

Net sales in fiscal 2018 increased by $522,000, or 2%, as compared to fiscal 2017, due primarily to an increase in medical device sales of $1.7 million offset by a decrease in dental and component revenue of $190,000, and other revenue, consisting of the Fineline and ESD Divisions, of $1.0 million. During fiscal 2018, sales to our largest customer increased by $1.6 million to $12.5 million, up from $10.9 million in fiscal 2017. We manufacture a surgical handpiece designed to be used in orthopedic surgery applications for this customer and we have continued to see increased demand from this customer.

Sales of our industrial and scientific products, which consists primarily of our compact pneumatic air motors, decreased $56,000 or 6 percent for fiscal 2018 compared to fiscal 2017. Our dental and component revenue is generated from sales to many distributors and end-users whose purchasing activity can vary widely from year to year. These are legacy products which have not had a product line refresh in several years. In January 2018, we sent notifications to our dental product customers that we are discontinuing the manufacture of these products and that same month we accepted final purchase orders to be fulfilled over the next six months. At this point we are focusing our product development and sales efforts almost exclusively on our medical device products, which prompted our decision to terminate the sales of our dental products. The cessation of our dental line of products is not expected to have a material impact on our financial position or results of operations.

Finally, our other revenue decreased $1.0 million in fiscal 2018 compared to the prior fiscal year and includes revenue generated from our Fineline and ESD Divisions of $358,000 and $10,000, respectively, in fiscal 2018, representing decreases of $598,000 and $427,000, respectively, compared to fiscal 2017. Due to declining sales of Fineline, we sold the division in May 2018. Additionally and as indicated previously, in April 2017 we made a conscious decision to disband our ESD Division due to poor performance.

At June 30, 2018, we had a backlog of $12.3 million compared with a backlog of $8.7 million at June 30, 2017. Our backlog represents firm purchase orders received and acknowledged from our customers and does not include all revenue expected to be generated from existing customer contracts. Our entire backlog at June 30, 2018 is expected to be delivered during fiscal 2019. We have experienced, and may continue to experience, variability in our new order bookings due to, among other reasons, the launch of new products, the timing of customer orders based on end-user demand and customer inventory levels. We do not typically experience seasonal fluctuations in our shipments and revenues.

Cost of Sales and Gross Margin

	Years Ended June 30,				Increase (Decrease) From 2017 To 2018
	2018		2017
	(Dollars in thousands)
		% of Net Sales		% of Net Sales
Cost of sales:
Product costs	$13,904	62%	$14,597	67%	(5%)
Accrued losses on product development services	83	—	—	—	100%
Under (over)-absorption of manufacturing overhead	322	2%	115	—	180%
Inventory and warranty charges	213	1%	45	—	373%
Total cost of sales	$14,522	65%	$14,757	67%	(2%)

Cost of sales in fiscal 2018 decreased $235,000, or 2%, from fiscal 2017, due to a $693,000 decrease in product costs offset by an increase in under-absorption of manufacturing overhead of $207,000, inventory and warranty charges of $168,000, and accrued losses on product development services of $83,000. The decrease in product costs is due in large part to savings made by a full year of in-sourcing previously out-sourced manufactured parts. Our gross margin increased from 33 percent in fiscal 2017 to 35 percent in fiscal 2018, largely due to these savings. During fiscal 2018, we accrued $83,000 for losses from the development services portion of certain contracts compared to none in fiscal 2017. Under-absorption of manufacturing costs increased by $207,000 for fiscal 2018 compared to fiscal 2017, due primarily to adjustments to our standard labor and overhead rates at the beginning of fiscal 2018 in anticipation of higher manufacturing volumes. Costs related to inventory and warranty charges increased $168,000 in fiscal 2018 compared to 2017, due primarily to $154,000 in increased warranty expenses and an increase of $14,000 in inventory charges.

Operating Expenses

	Years Ended June 30,				Increase (Decrease) From 2017 To 2018
	2018		2017
	(Dollars in thousands)
		% of Net Sales		% of Net Sales
Operating expenses:
Selling expenses	$358	2%	$585	3%	(39%)
General and administrative expenses	2,287	10%	2,529	11%	(10%)
Asset impairment charges	1,029	5%	113	—	811%
Research and development costs	1,893	8%	1,225	6%	55%
	$5,567	25%	$4,452	20%	25%

Selling expenses consist of salaries and other personnel-related expenses related to our business development departments, as well as trade show attendance, advertising and marketing expenses, and travel and related costs incurred in generating and maintaining customer relationships.

Selling Expenses by division
(in thousands except % of total)

	Years Ended June 30,				Decrease From 2017 To 2018
	2018		2017
	(Dollars in thousands)
		% of Total		% of Total
Selling expenses:
Pro-Dex (Irvine)	$202	56%	$188	32%	7%
ESD Division (Irvine)	—	—	262	45%	(100%)
Fineline Division (San Dimas)	156	44%	135	23%	16%
	$358	100%	$585	100%	(39%)

Selling expenses for Pro-Dex Irvine during fiscal 2018 increased $14,000, or 7%, compared to fiscal 2017, mostly due to increased commission expense. As previously discussed, we disbanded our ESD division during the fourth quarter of fiscal 2017 due to poor performance. Our Fineline division was sold in May 2018, and the increase in selling expenses in fiscal 2018 of $21,000 is due to the broker commission recorded on the sale offset by one less month’s typical expenses.

General and administrative expenses (“G&A”) consist of salaries and other personnel-related expenses for corporate, accounting, finance and human resource personnel, as well as costs for outsourced information technology services, professional fees, directors’ fees and costs associated with being a public company. The $242,000 decrease in G&A expenses from fiscal 2017 to 2018 is due primarily to reduced fiscal 2018 bonus accruals offset by increased stock compensation expense resulting from performance stock awards granted during fiscal 2018 (see Note 11 of the Consolidated Financial Statements contained elsewhere in this report).

The fiscal 2018 asset impairment charges relate to the impairment of our investment in Monogram in the amount of $800,000 (see Note 8 of the Consolidated Financial Statements contained elsewhere in this report) as well as impairment of goodwill and intangible assets related to Fineline as a result of our impairment test (see Note 4 of Notes to Consolidated Financial Statements contained elsewhere in this report). The fiscal 2017 asset impairment charges relates to impairment of the Huber customer list.

Research and development costs consist of salaries and other personnel-related costs of our product development and engineering personnel, related professional and consulting fees, and costs related to intellectual property, laboratory usage, materials, and travel and related costs incurred in the development and support of our products. The increase in research and development costs of $668,000 in fiscal 2018 as compared to fiscal 2017 relates primarily to the R&D efforts related to a new thoracic driver utilizing adaptive torque-limiting software.

Other Income (Expense)

Our other income primarily relates to $199,000 of interest income earned related to our investment in a hotel through the Participation Agreement more fully described in Note 8 to the Consolidated Financial Statements contained elsewhere in this report.

Income Taxes

The effective tax rate for the year ended June 30, 2018 is nearer the statutory rates, which represent a blended rate for the rates in existence before and after the December 22, 2017 adoption of the Tax Cuts and Jobs Act. The effective tax rate for the fiscal year ended June 30, 2017 was significantly lower than the statutory rate primarily because we released a valuation allowance during the year in the amount of $3.3 million. Management concluded that it was more likely than not that substantially all of our deferred tax assets will be realized, in part because in fiscal 2017 we achieved three years of cumulative pre-tax income and we had and continue to have forecasted future income.

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

Liquidity and Capital Resources

The following table is a summary of our Consolidated Statements of Cash Flows and Cash and Working Capital as of and for the fiscal years ended June 30, 2018 and 2017:

	As of and for the Years Ended June 30,
	2018	2017
	(In thousands)
Cash provided by (used in):
Operating activities	$3,096	$3,235
Investing activities	$(4,115)	$(1,026)
Financing activities	$2,002	$(298)

Cash, cash equivalents and working capital:
Cash and cash equivalents	$5,188	$4,205
Working capital	$13,695	$9,703

Cash Flows from Operating Activities

Cash provided by operating activities during fiscal 2018 relates primarily to our net income of $1.6 million and non-cash asset impairment charge of $1.0 million, the non-cash decrease in deferred income taxes of $391,000, and non-cash depreciation and amortization and stock compensation expense of $557,000 and $194,000, respectively, offset by an increase in inventory in the amount of $1.3 million, due to projected increased demand from our largest customer. Offsetting the use of cash for inventory purchases, our accounts receivable decreased by $569,000 and our income taxes payable increased by $123,000.

Cash provided by operating activities during fiscal 2017 was $3.2 million and relates primarily to our net income of $5.1 million offset by the non-cash increase in the deferred income tax receivables of $2.0 million due to the current year reversal of the valuation allowance. The changes in operating assets and liabilities net to a decrease of approximately $125,000.

Cash Flows from Investing Activities

Net cash used in investing activities in fiscal 2018 was $4.1 million and related to the $1,150,000 Participation Agreement and the additional $350,000 investment made in Monogram more fully described in Note 8 to the Consolidated Financial Statements contained elsewhere in this report. In addition, we invested $923,000 in equipment and $1.7 million in marketable equity securities during the fiscal year.

Net cash used in investing activities in fiscal 2017 was $1.0 million. During the 2017 fiscal year, we invested $663,000 in the purchase of marketable equity securities under the direction of the Investment Committee of our Board, made capital expenditures in the amount of $606,000 primarily for manufacturing equipment and invested $450,000 in Monogram as further described in Note 8 to the Consolidated Financial Statements contained elsewhere in this report. We also sold our OMS division in January 2017 for proceeds of $636,000.

Cash Flows from Financing Activities

During fiscal 2018, we generated $2.3 million in cash from financing activities through sales of our common stock under our ATM program more fully described in Note 14 to the Consolidated Financial Statements contained elsewhere in this report. We also spent $220,000 on the repurchase of 33,026 shares of our common stock pursuant to the share repurchase program described in more detail below.

During fiscal 2017, we borrowed and repaid the principal amount of $600,000 from Summit Financial Resources LP (“Summit”) and we spent $312,000 on the repurchase of 63,496 shares of our common stock, pursuant to our share repurchase program.

Liquidity Requirements for the Next 12 Months

As of June 30, 2018, our working capital was $13.7 million. We currently believe that our existing cash and cash equivalent balances, together with our account receivable balances, will provide us sufficient funds to satisfy our cash requirements as our business is currently conducted for at least the next 12 months. In addition to our cash and cash equivalent balances, we expect to derive a portion of our liquidity from our cash flows from operations. We may also borrow against our $2.0 million Revolving Loan with Minnesota Bank & Trust (See Note 15 of Notes to Consolidated Financial statements contained elsewhere in this report).

We are focused on preserving our cash balances by monitoring expenses, identifying cost savings, and investing only in those development programs and products that we believe will most likely contribute to our profitability. As we execute our current strategy, however, we may require debt and/or equity capital to fund our working capital needs and requirements for capital equipment to support our manufacturing and inspection processes. In particular, we have experienced negative operating cash flow in the past, especially as we procure long-lead time materials to satisfy our backlog, which can be subject to extensive variability. We believe that if we need to raise additional capital to fund our operations, we can do so by selling additional shares of our common stock through our ATM.

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

The Investment Committee is comprised of Messrs. Swenson (Chair), Cabillot and Van Kirk.

The Investment Committee approved each of the investments comprising the $2.2 million of marketable public equity securities held at June 30, 2018, which amount includes unrealized holding losses in the amount of $153,000 at June 30, 2018.

In September 2013, our Board approved a share repurchase program authorizing the Company to repurchase up to 750,000 shares of our common stock under parameters to be determined by the Investment Committee. In accordance with, and as part of, this share repurchase program, our Board has approved the adoption of several prearranged share repurchase plans intended to qualify for the safe harbor Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (“10b5-1 Plan” or “Plan”). During the quarter ended September 30, 2016, our Board approved a 10b5-1 Plan, which became effective on September 8, 2016 and terminated on the earlier of September 8, 2017 or when and if the maximum shares were repurchased. During the quarter ended December 31, 2016, the Investment Committee of our Board approved an additional concurrently running 10b5-1 Plan, which became effective on December 8, 2016 and terminated on the earlier of December 8, 2017 or when and if the maximum shares were repurchased. In February 2017 our Board terminated the two effective 10b5-1 Plans in conjunction with the approval of the Company’s ATM (described further in Note 14 of Notes to Consolidated Financial statements contained elsewhere in this report). During the fiscal year ended June 30, 2017, we repurchased 63,496 shares at an aggregate cost of $312,000, inclusive of fees under the Plans.

On March 9, 2018, the Investment Committee of our Board approved a 10b5-1 Plan, which became effective on March 14, 2018 and terminates on the earlier of March 13, 2019 or when and if the maximum shares are repurchased. During the fiscal year ended June 30, 2018, we repurchased 33,026 shares at an aggregate cost, inclusive of fees under the plan of $220,000. On a cumulative basis, we have repurchased a total of 265,983 shares under the share repurchase program at an aggregate cost of $1.1 million. All repurchases under the 10b5-1 Plans were administered through an independent broker.

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers, which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. ASU 2014-09 requires an entity to recognize revenue depicting the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires enhanced revenue-related disclosures. Application of the guidance in ASU 2014-09 is expected to require more judgment and estimates within the revenue recognition process compared to existing GAAP. We primarily sell finished products and recognize revenue at point of sale or delivery and this is not expected to change under the new standard. We also perform services when we are engaged to design a product for a customer. Typically, in those cases we have historically deferred revenue until project or milestone completion. Under the new standard we expect that revenue may be earned throughout the process using an over-time revenue recognition model. The new standard will be adopted in the first quarter of fiscal 2019 using the modified retrospective method of adoption, and we will recognize the cumulative effect of initially applying the new standard as an adjustment to opening retained earnings as of July 1, 2018. The standard is not expected to have a material impact on our consolidated financial statements, except for expanded disclosures related to revenue in order to comply with the new guidance.

In February 2016, the FASB issued ASU 2016-02, (Topic 842) Leases. The objective of this update is to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those annual periods and is to be applied utilizing a modified retrospective approach. However, the FASB issued ASU 2018-11 on July 30, 2018, which allows entities to apply the provisions of ASC 842 at the effective date without adjusting comparative periods. While we are still in the process of evaluating the effect of adoption on our consolidated financial statements and are currently assessing our leases, we expect the adoption will lead to a material increase in the assets and liabilities recorded on our consolidated balance sheet.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments. This update provides guidance on eight specific cash flow issues: (1) debt prepayment or debt extinguishment costs; (2) settlement of zero-coupon bonds; (3) contingent consideration payments made after a business combination; (4) proceeds from the settlement of insurance claims; (5) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies; (6) distributions received from equity method investees; (7) beneficial interests in securitization transactions; and (8) separately identifiable cash flows and application of the predominance principle. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted. We do not expect the application of this guidance to have a material impact on our consolidated financial statements.

In May 2017, the FASB issued Accounting Standards Update 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting (“ASU 2017-09”). The update provides guidance as to which changes to the terms or conditions of a share-based payment award should be accounted for as a modification under Topic 718. Specifically, an entity would not apply modification accounting if the fair value, vesting conditions, and classification of an award as an equity or liability instrument are the same immediately before and after the modification. The standard is effective for the Company for annual periods beginning after December 15, 2017. Early adoption is permitted and prospective application is required. The Company does not expect the adoption of ASU 2017-09 to have a material effect on its consolidated financial statements.

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PRO-DEX, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

Pro-Dex, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Pro-Dex, Inc. and Subsidiaries (the “Company”) as of June 30, 2018 and 2017, the related consolidated statements of operations and comprehensive income, shareholders’ equity and cash flows for each of the two years in the period ended June 30, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 2018 and 2017, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Moss Adams LLP
Moss Adams LLP
Irvine, California
September 13, 2018

We have served as the Company’s auditor since 2003.

PRO-DEX, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 30,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$5,188	$4,205
Investments	2,220	718
Accounts receivable, net of allowance for doubtful accounts of $14 and $3 at June 30, 2018 and 2017, respectively	2,955	3,538
Deferred costs	32	12
Assets held for sale	—	363
Notes receivable (See Note 8)	1,176	—
Inventory	4,393	3,084
Prepaid expenses and other current assets	269	363
Total current assets	16,233	12,283
Plant, equipment and leasehold improvements, net	1,755	1,350
Intangibles, net	140	149
Deferred income taxes, net	1,678	2,048
Notes receivable, net of current portion (See Note 8)	43	450
Other assets	68	71
Total assets	$19,917	$16,351

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,083	$1,159
Accrued liabilities	1,266	1,344
Deferred revenue	31	19
Income taxes payable	123	—
Note payable	—	26
Capital lease obligations	35	32
Total current liabilities	2,538	2,580
Non-current liabilities:
Deferred rent	97	—
Capital lease obligations, net of current portion	6	61
Total non-current liabilities	103	61
Total liabilities	2,641	2,641

Commitments and Contingencies:

Shareholders’ equity:
Common stock, no par value, 50,000,000 shares authorized; 4,331,089 and 4,025,193 shares issued and outstanding at June 30, 2018 and 2017, respectively	19,835	17,704
Accumulated other comprehensive (loss) income	(153)	33
Accumulated deficit	(2,406)	(4,027)
Total shareholders’ equity	17,276	13,710
Total liabilities and shareholders’ equity	$19,917	$16,351

See notes to consolidated financial statements.

PRO-DEX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In thousands, except per share data)

	Years Ended June 30,
	2018	2017

Net sales	$22,465	$21,943
Cost of sales	14,522	14,757
Gross profit	7,943	7,186

Operating (income) expenses:
Selling expenses	358	585
General and administrative expenses	2,287	2,529
Asset impairment charges	1,029	113
Gain on disposal of equipment	(16)	(3)
Research and development costs	1,893	1,225
Total operating expenses	5,551	4,449
Operating income	2,392	2,737
Other income (expense):
Interest and dividend income	225	27
Interest expense	(7)	(12)
Total other income	218	15

Income from continuing operations before income taxes	2,610	2,752
Income tax expense (benefit)	989	(2,089)

Net income from continuing operations	1,621	4,841
Income from discontinued operations, net of income taxes	—	243
Net income	$1,621	$5,084
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) from marketable equity investments, net of income taxes	(186)	33
Comprehensive income	$1,435	$5,117

Basic income per share:
Net income from continuing operations	$0.38	$1.20
Income from discontinued operations	—	0.06
Net income	$0.38	$1.26

Diluted income per share:
Net income from continuing operations	$0.37	$1.19
Income from discontinued operations	—	0.06
Net income	$0.37	$1.25

Weighted average common shares outstanding:
Basic	4,304,602	4,040,308
Diluted	4,344,765	4,077,575

See notes to consolidated financial statements.

PRO-DEX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For The Years Ended June 30, 2018 and 2017

(In thousands, except share data)

	Common Shares		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Number of Shares	Amount
Balance at June 30, 2016	4,052,987	$17,988	$—	$(9,111)	$8,877
Net income	—	—	—	5,084	5,084
Exercise of stock options(1)	23,632	7	—	—	7
Net change in unrealized gain from marketable equity investments	—	—	33	—	33
ESPP shares issued	3,794	18	—	—	18
Share-based compensation	—	3			3
Shares issued under ATM(2)	8,276	—	—	—	—
Share repurchases	(63,496)	(312)	—	—	(312)
Balance at June 30, 2017	4,025,193	$17,704	$33	$(4,027)	$13,710
Net income	—	—	—	1,621	1,621
Net change in unrealized gain (loss) from marketable equity investments	—	—	(186)	—	(186)
ESPP shares issued	6,733	37	—	—	37
Share-based compensation	—	194			194
Shares issued under ATM(2)	332,189	2,120	—	—	2,120
Share repurchases	(33,026)	(220)	—	—	(220)
Balance at June 30, 2018	4,331,089	$19,835	$(153)	$(2,406)	$17,276

———————

(1)	During fiscal 2017, a total of 33,834 stock options were exercised and a total of 10,202 shares were used to effect a cashless exercise.
(2)

The proceeds raised from the ATM shares issued during fiscal 2017 in the net amount of $48,000 were accounted for as a reduction of prepaid expenses related to establishing the ATM. Additionally, $142,000 of proceeds raised from the ATM shares issued during fiscal 2018 were accounted for as a reduction of prepaid expenses.

See notes to consolidated financial statements.

PRO-DEX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,621	$5,084
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	557	555
Gain on sale of OMS	—	(327)
Gain on sale or disposal of equipment	(16)	(3)
Asset impairment charges	1,029	113
Share-based compensation	194	3
Deferred income taxes	391	(2,048)
Bad debt expense (recovery)	14	(17)
Changes in operating assets and liabilities:
Accounts receivable, due from factor and other current receivables	569	(633)
Deferred costs	(19)	226
Assets held for sale	31	(22)
Inventory	(1,309)	279
Prepaid expenses and other assets	(45)	(299)
Accounts payable, accrued expenses and deferred rent	(57)	518
Deferred revenue	13	(193)
Income taxes payable	123	(1)
Net cash provided by operating activities	3,096	3,235

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment and leasehold improvements	(923)	(606)
Proceeds from sale of OMS	—	636
Purchase of notes receivable (See Note 8)	(350)	(450)
Investment in Loan Participation (See Note 8)	(1,150)	—
Proceeds from sale of investment in Ramsey	—	86
Proceeds from sale of equipment	30	3
Increase in intangibles	(11)	(32)
Purchase of investments	(1,711)	(663)
Net cash used in investing activities	(4,115)	(1,026)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on capital lease and note payable	(78)	(59)
Proceeds from shares issued under ATM	2,262	48
Borrowings from Summit loan	—	600
Repayments on Summit loan	—	(600)
Repurchases of common stock	(220)	(312)
Proceeds from exercise of stock options and ESPP contributions	38	25
Net cash provided by (used in) financing activities	2,002	(298)

Net increase in cash and cash equivalents	983	1,911
Cash and cash equivalents, beginning of year	4,205	2,294
Cash and cash equivalents, end of year	$5,188	$4,205

See notes to consolidated financial statements.

PRO-DEX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

(In thousands)

	Years Ended June 30,
	2018	2017
Supplemental disclosures of cash flow information:

Noncash investing and financing activities:
Promissory note issued in connection with sale of Fineline	$280	$—
Capital lease for the acquisition of equipment	$—	$105
Value of shares surrendered in connection with a stock option exercise	$—	$64

Supplemental disclosures of cash flow information:
Cash paid for income taxes, net of refunds	$401	$217
Cash paid for interest	$7	$12

See notes to consolidated financial statements.

PRO-DEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.

DESCRIPTION OF BUSINESS

We specialize in the design, development and manufacture of autoclavable, battery-powered and electric, multi-function surgical drivers and shavers used primarily in the orthopedic and maxocranial facial markets. We have patented adaptive torque-limiting software and proprietary sealing solutions which appeal to our customers, primarily medical device distributors. We also manufacture and sell rotary air motors to a wide range of industries.

Our Fineline Molds division (“Fineline”), acquired in fiscal 2015, manufactured plastic injection molding for a variety of industries. As disclosed in a Form 8-K filed with the SEC on May 30, 2018, we sold substantially all of the assets of Fineline on May 23, 2018. The assets relating to Fineline have been reclassified as held for sale in the accompanying June 30, 2017 Consolidated Balance Sheet. Management reviewed ASU 2014-08 Reporting Discontinued Operations and Disposals of Components of an Entity and concluded that the sale of Fineline does not require treatment as a discontinued operation because it is was not a material part of our operations.

In fiscal 2015, we acquired Huber Precision (“Huber”), a business that made custom machined parts. We made the investment to garner a wider customer base, but the sales to the customers that were serviced by Huber dwindled over time, such that activities became immaterial. As a result, the intangibles relating to Huber were impaired during the first quarter of fiscal 2017.

Through January, 2017, we also designed and manufactured multi-axis motion control systems used in factory automation and scientific research markets and these products can be found in scientific research facilities and high tech manufacturing operations around the world. (See Note 3.)

Through April, 2017, we provided engineering consulting and placement services, as well as quality and regulatory consulting services through our Engineering Services Division (“ESD”). Although we continue to provide engineering, quality and regulatory consulting services to our customers, we have ceased placement services and accordingly have disbanded our ESD Division. The cessation of placement services did not have a material impact on our financial position or results of operations.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company. The wholly owned subsidiaries, Pro-Dex Sunfish Lake, LLC and Pro-Dex Riverside, LLC, both Delaware limited liability companies, were legally dissolved during fiscal 2018. There are no inter-company accounts or transactions.

Revenue Recognition

Revenue on product sales is recognized upon shipment to the customer when risk of loss and title transfer to the customer and all other conditions required by GAAP, as promulgated by the Financial Accounting Standards Board (FASB) in Accounting Standards Codification (ASC) Section 605 Revenue Recognition, have been satisfied.

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

We will adopt the requirements of Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers, in the first quarter of fiscal 2019. The new standard will be adopted in the first quarter of fiscal 2019 using the modified retrospective method of adoption, and we will recognize the cumulative effect of initially applying the new standard as an adjustment to opening retained earnings as of July 1, 2018. The standard is not expected to have a material impact on our consolidated financial statements, except for expanded disclosures related to revenue in order to comply with the new guidance.

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

Cash and Cash Equivalents

We consider all highly liquid investments with an original maturity of ninety days or less to be cash equivalents. At June 30, 2018 and 2017, cash equivalents consisted of investments in money market funds.

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

PRO-DEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or net realizable value. Cost includes materials, labor and manufacturing overhead related to the purchase and production of inventories. Reductions to estimated market value are recorded, and charged to cost of sales, when indicated based on a formula that compares on-hand quantities to both historical usage and estimated demand over the ensuing 12 months from the measurement date. On an on-going basis, we evaluate inventory for obsolescence and slow-moving items. This evaluation includes analysis of historical sales and usage, existing demand, as well as specific factors known to management. As of June 30, 2018, there was approximately $301,000 of inventory in-transit.

Investments

Investments at June 30, 2018 and 2017 consist of marketable equity securities of publicly held companies. The investments were made to realize a reasonable return, although there is no assurance that positive returns will be realized. Investments are marked to market at each measurement date, with unrealized gains and losses, net of income taxes, presented as adjustments to accumulated other comprehensive income or loss.

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

Goodwill & Intangibles

We recorded $353,000 of goodwill and $54,000 of trade name in conjunction with the asset purchase of Fineline during the fiscal year ended June 30, 2015. Accordingly, subsequent to the measurement period described below under “Business Combinations,” we assess potential impairment of goodwill and trade name annually, or more frequently if there are events or changes in circumstances that may indicate potential impairment. Intangibles consist of legal fees incurred in connection with patent applications, capitalized software development costs, covenant not to compete, trade name, and customer lists including backlog. Certain of the patent costs are being amortized over a period of seven years, the estimated life of the product that is currently utilizing the patented technology. The remaining patent costs will be amortized over the estimated life of the product(s) that will be utilizing the technology, or expensed immediately in the event the patent office denies the issuance of the patent. The covenant not to compete and customer list including backlog relate to assets acquired in conjunction with the purchase of Huber and Fineline and will be amortized over their estimated useful lives or, in the case of Fineline, retired in connection with our sale of those assets. The expense associated with the amortization of the covenants not to compete and customer list is recognized in selling expenses.

Business Combinations

We allocate the fair value of purchase consideration to the tangible assets acquired, liabilities assumed and intangible assets acquired based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets. Significant estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows, useful lives and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. During the measurement period, which is one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings. There were no business acquisitions during fiscal 2018 and 2017.

PRO-DEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Notes Receivable

Notes receivable are stated at unpaid principal balance and are subject to impairment losses. Management considers a note impaired when either i) based upon current information or factors it is probable that the principal and interest payments will not be collected, or converted to equity, according to the terms of the secured convertible promissory note or ii) the fair market of the underlying collateral securing the note is less than the book value of the note receivable.

Income Taxes

We recognize deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of our assets and liabilities along with net operating losses and tax credit carryovers. Deferred tax assets at both June 30, 2018 and 2017 consisted primarily of basis differences related to research and development tax credit utilization, accrued expenses, inventories and intangible assets.

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

Uncertain Tax Positions

We record uncertain tax positions in accordance with ASC 740 on the basis of a two-step process whereby (1) we determine whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, we recognize the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority.

Shipping and Handling

Payments from customers for shipping and handling are included in net sales. Shipping expenses, consisting primarily of payments made to freight companies, are included in cost of sales.

Concentration of Credit Risk

Financial instruments that potentially subject us to credit risk consist principally of cash, cash equivalents, and trade receivables. We place our cash and cash equivalents with major financial institutions. At June 30, 2018 and 2017, and throughout the fiscal years then ended, we had deposits in excess of federally insured limits. Credit sales are made to original equipment manufacturers and resellers throughout the world, and sales to such customers account for a substantial portion of our trade receivables. While such receivables are not collateralized, we evaluate their collectability based on several factors including customers’ payment histories.

Compensation Plans

We recognize compensation expense for the share-based awards under ASC 718 Compensation-Stock Compensation by estimating their fair value using a Monte Carlo simulation. The fair value using a Monte Carlo simulation model is affected by assumptions regarding a number of complex judgments including expected stock price volatility, risk free interest rates, and the forecasted future value and trading volume of our stock. The awards are considered granted for accounting purposes on the date the awards were approved by the Compensation Committee and we recognize compensation expense, based on the estimated fair value of the award, on a straight-line basis over the requisite service period.

PRO-DEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Use of Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Our operations are affected by numerous factors including market acceptance of our products, changes in technologies, and new laws, government regulations and policies. We cannot predict what impact, if any, the occurrence of these or other events might have on our operations. Significant estimates and assumptions made by management include, but are not limited to, revenue recognition, share-based compensation, the allowance for doubtful accounts, accrued warranty expense, inventory valuation, the carrying value of long-lived assets, the recoverability of notes receivable and the recovery of deferred income tax assets.

Basic and Diluted Per Share Information

Basic per share amounts are computed on the basis of the weighted-average number of common shares outstanding during each period presented. Diluted per share amounts assume the exercise of all potential common stock equivalents, consisting solely of options to purchase common stock as discussed in Note 11, unless the effect of such exercise is to increase income, or decrease loss, per common share.

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

Notes receivable: This investment is classified within Level 3 of the valuation hierarchy for purposes of evaluating potential impairment of these assets as of June 30, 2018. The fair value of the notes receivable was based upon the cost basis of the investment as well as our internal assessment of the value of the underlying collateral.

Although the methods above may produce a fair value calculation that may not be indicative of the net realizable value or reflective of future fair values, we believe our valuation methods are appropriate.

Advertising

Advertising costs are charged to selling or general and administrative expense as incurred and amounted to $36,000 and $3,000 for the fiscal years ended June 30, 2018 and 2017, respectively.

PRO-DEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recent Accounting Standards

In May 2014, the FASB issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers, which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. ASU 2014-09 requires an entity to recognize revenue depicting the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires enhanced revenue related disclosures. Application of the guidance in ASU 2014-09 is expected to require more judgment and estimates within the revenue recognition process compared to existing GAAP. We primarily sell finished products and recognize revenue at point of sale or delivery and this is not expected to change under the new standard. We also perform services when we are engaged to design a product for a customer. Typically, in those cases we have historically deferred revenue until project or milestone completion. Under the new standard we expect that revenue may be earned throughout the process using an over-time revenue recognition model. The new standard will be adopted in the first quarter of fiscal 2019 using the modified retrospective method of adoption, and we will recognize the cumulative effect of initially applying the new standard as an adjustment to opening retained earnings as of July 1, 2018. The standard is not expected to have a material impact on our consolidated financial statements, except for expanded disclosures related to revenue in order to comply with the new guidance.

In February 2016, the FASB issued ASU 2016-02, (Topic 842) Leases. The objective of this update is to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those annual periods and is to be applied utilizing a modified retrospective approach. However, the FASB issued ASU 2018-11 on July 30, 2018, which allows entities to apply the provisions of ASC 842 at the effective date without adjusting comparative periods. While we are still in the process of evaluating the effect of adoption on our consolidated financial statements and are currently assessing our leases, we expect the adoption will lead to a material increase in the assets and liabilities recorded on our consolidated balance sheet.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This update provides guidance on eight specific cash flow issues: (1) debt prepayment or debt extinguishment costs; (2) settlement of zero-coupon bonds; (3) contingent consideration payments made after a business combination; (4) proceeds from the settlement of insurance claims; (5) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies; (6) distributions received from equity method investees; (7) beneficial interests in securitization transactions; and (8) separately identifiable cash flows and application of the predominance principle. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted. We do not expect the application of this guidance to have a material impact on our consolidated financial statements.

In May 2017, the FASB issued Accounting Standards Update 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting (“ASU 2017-09”). The update provides guidance as to which changes to the terms or conditions of a share-based payment award should be accounted for as a modification under Topic 718. Specifically, an entity would not apply modification accounting if the fair value, vesting conditions, and classification of an award as an equity or liability instrument are the same immediately before and after the modification. The standard is effective for annual periods beginning after December 15, 2017. Early adoption is permitted and prospective application is required. We do not expect the adoption of ASU 2017-09 to have a material effect on our consolidated financial statements.

Recently Adopted Accounting Standards

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory, which states that inventory should be measured at the lower of cost or net realizable value. Net realizable value is defined as estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. We adopted the provisions of ASU 2015-11 effective July 1, 2017, applied prospectively. The adoption has not had a material impact on our condensed consolidated financial statements.

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

Reclassifications

As described in more detail in Note 1 above, the assets relating to our Fineline division have been reclassified as assets held for sale in accordance with applicable accounting guidance. These balance sheet reclassifications had no impact on our consolidated statement of operations.

We have reclassified the gain on disposal of equipment to operating income (expense) as prescribed by GAAP. This reclassification has no impact on our net income.

We have changed the allowance for doubtful accounts adjustment to reconcile net income to net cash provided by operating activities to bad debt expense (recovery) as prescribed by GAAP. This reclassification has no impact on net cash provided by or used in operating activities.

3.

DISCONTINUED OPERATIONS

On January 27, 2017, we sold substantially all of the assets and the business operations of our OMS division located in Beaverton Oregon. We sold the business to our long time general manager of the division. The sale was structured as an asset sale as disclosed in a Form 8-K filed with the SEC on January 30, 2017. The aggregate sales price received was $636,000, and no liabilities other than warranty obligations were assumed by the buyer. As a result of the sale, this division has been classified as a discontinued operation in conformity with applicable accounting guidance. Accordingly, unless otherwise indicated, OMS’s results have been reported as discontinued operations and removed from all financial discussions of continuing operations.

The divestiture was completed in support of raising capital to invest in our core medical device product development efforts.

Operating results of the OMS division are as follows (in thousands):

Year ended June 30, 2017
Revenues	$715

Income from discontinued operations:
Gain on sale, net of taxes of $126,000	$201
Income from discontinued operations, before taxes	68
Income expense	(26)
Net income from discontinued operations	$243

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

PRO-DEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.

GOODWILL AND INTANGIBLE ASSETS OF FINELINE

Goodwill represents the excess of the purchase price over the fair value of identifiable net assets from the Fineline acquisition. Indefinite-lived intangibles are intangible assets whose useful lives are indefinite in that their lives extend beyond the foreseeable horizon – that is there is no foreseeable limit on the period of time over which they are expected to contribute to the cash flows of the reporting entity. The amounts included in the table below were included in assets held for sale on the June 30, 2017 Consolidated Balance Sheet. We account for these items in accordance with Accounting Standards Codification (“ASC”) 350 Intangibles – Goodwill and Other, which requires that impairment testing for goodwill is performed at least annually at the reporting unit level. A reporting unit is an operating segment or one level below an operating segment (also known as a component). We have historically performed our annual impairment test as of January 31st of each year. However, we performed an impairment analysis as of December 31, 2017 because of declining Fineline revenue as well as the lapse of many outstanding Fineline proposals/bids, which indicated to us that the fair value of the Fineline reporting unit may be below its carrying value.

The following table presents the changes in the carrying amount of the Fineline goodwill, customer list, covenant not to compete and trade name (in thousands):

	Goodwill	Customer List	Covenant not to Compete	Trade Name
Balance at June 30, 2016	$112	$133	$16	$50
Amortization	—	(24)	(5)	—
Balance at June 30, 2017	$112	$109	$11	$50
Amortization	—	(12)	(3)	—
Impairment charge	(112)	(97)	—	(20)
Amount sold in conjunction with the sale of Fineline	—	—	(8)	(30)
Balance at June 30, 2018	$—	$—	$—	$—

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

5.

COMPOSITION OF CERTAIN FINANCIAL STATEMENT ITEMS

Investments

Investments are stated at market value and consist of the following (in thousands):

	June 30,
	2018	2017
Marketable equity securities	$2,220	$718

At June 30, 2018, our investments had an aggregate cost basis of $2,373,000 and net unrealized losses of $153,000 (gross unrealized losses of $196,000 offset by gross unrealized gains of $43,000).

PRO-DEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At June 30, 2017, our investments had an aggregate cost basis of $663,000 and net unrealized gains of $55,000 (gross unrealized gains of $57,000 offset by gross unrealized losses of $2,000) and related tax expense of approximately $22,000 recorded in other comprehensive income.

Of the total marketable equity securities at June 30, 2018 and 2017, $285,000 and $65,000, respectively, represent an investment in the common stock of Air T, Inc. Two of our Board members are also board members of Air T, Inc. and both either individually or through affiliates own an equity interest in Air T, Inc. Our Chairman, one of the two Board members aforementioned, also serves as the Chief Executive Officer and Chairman of Air T, Inc. The shares have been purchased through 10b5-1 Plans, which in accordance with our internal policies regarding the approval of related party transactions, was approved by our three Board members that are not affiliated with Air T, Inc.

Inventory

Inventory is stated at the lower of cost (first-in, first-out) or net realizable value and consists of the following (in thousands):

	June 30,
	2018	2017
Raw materials /purchased components	$1,878	$1,127
Work in process	974	746
Sub-assemblies /finished components	1,193	1,018
Finished goods	348	193
Total inventory	$4,393	$3,084

Equipment and Leasehold Improvements

Equipment and leasehold improvements consist of the following (in thousands):

	June 30,
	2018	2017
Office furnishings and fixtures	$1,821	$1,808
Machinery and equipment	4,488	5,140
Leasehold improvements	2,170	2,119
Total	8,479	9,067
Less: Accumulated depreciation and amortization	(6,724)	(7,717)
	$1,755	$1,350

Depreciation expense for the years ended June 30, 2018 and 2017 amounted to $522,000 and $505,000, respectively. During fiscal 2018, assets in the amount of approximately $1.2 million were retired and an additional $359,000 of fully depreciated assets were sold. In conjunction with the sale of the Fineline division during fiscal 2018, assets with a cost basis of $160,000 and accumulated amortization totaling $81,000 have been eliminated from the June 30, 2017 balances above, consistent with the assets held for sale presentation previously described.

Intangibles

Intangibles consist of the following (in thousands):

	June 30,
	2018	2017
Covenant not to compete	$30	$30
Patent-related costs	164	153
Total intangibles	194	183
Less accumulated amortization	(54)	(34)
	$140	$149

PRO-DEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Amortization expense for both years ended June 30, 2018 and 2017 amounted to $20,000.

The covenant not to compete relates to assets acquired in conjunction with the Huber business acquisition. Patent-related costs consist of legal fees incurred in connection with both patent applications and a patent issuance, and will be amortized over the estimated life of the product(s) that is or will be utilizing the technology, or expensed immediately in the event the patent office denies the issuance of the patent. Since we do not know when, or if, our patent applications will be issued, the future amortization expense is not predictable.

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	June 30,
	2018	2017
Payroll and related items	$438	$417
Accrued inventory in transit	301	52
Accrued legal and professional fees	155	151
Accrued bonuses	109	390
Warranty	107	159
Accrued losses on development contracts	83	—
Accrued sales, use and excise taxes	6	9
Deferred rent	—	68
Other	67	98
	$1,266	$1,344

6.

WARRANTY ACCRUAL

Information relating to the accrual for warranty costs for the years ended June 30, 2018 and 2017 is as follows (in thousands):

	June 30,
	2018	2017
Balance at beginning of year	$159	$365
Accruals during the year	102	316
Change in estimates of prior period accruals	(97)	(224)
Warranty amortization	(57)	(298)
Balance at end of year	$107	$159

Warranty expense relating to new product sales and changes to estimates was $5,000 and $92,000, respectively, for the fiscal years ended June 30, 2018 and 2017.

PRO-DEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.

INCOME TAXES

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was enacted into law. The new legislation represents a fundamental and dramatic shift in US taxation. The new legislation contains several key tax provisions that will impact us including the reduction of the corporate income tax rate to 21% effective January 1, 2018. The new legislation also included a variety of other changes including but not limited to a limitation on the deductibility of interest expense, acceleration of business asset expensing and reduction in the amount of executive pay that could qualify as a tax deduction. The provision (benefit) for income taxes from continuing operations consists of the following amounts (in thousands):

	Years Ended June 30,
	2018	2017
Current:
Federal	$579	$34
State	19	40
Deferred:
Federal	247	(1,263)
State	144	(900)
Income tax expense (benefit)	$989	$(2,089)

Section 15 of the Internal Revenue Code stipulates that our fiscal year ended June 30, 2018 will have a blended federal statutory tax rate of 27.55%, which is based on the applicable tax rates before and after the effectiveness of the Tax Act and the number of days in the year. The effective income tax rate from income (loss) from continuing operations differs from the United States statutory income tax rates for the reasons set forth in the table below (in thousands, except percentages).

	Years Ended June 30,
	2018		2017
	Amount	Percent Pretax Income	Amount	Percent Pretax Income
Income (loss) from continuing operations before income taxes	$2,610	100%	$2,752	100%

Computed “expected” income tax expense (benefit) on income (loss) from continuing operations before income taxes	$719	28%	$936	34%
State tax, net of federal benefit	73	3%	270	10%
Tax incentives	(47)	(2%)	(36)	(1%)
Change in valuation allowance	202	8%	(3,252)	(118%)
Tax law changes	119	5%	—	—
Domestic production deduction	(84)	(4%)	—	—
Other	7	—	(7)	(1%)
Income tax expense (benefit)	$989	38%	$(2,089)	(76%)

On December 22, 2017, the SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”) which addresses income tax accounting implications of the Tax Act. The purpose of the SAB 118 was to address any uncertainty or diversity of view in applying ASC Topic 740, Income Taxes, in the reporting period in which the Tax Act was enacted. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740. Due to the timing of the enactment and the complexity involved in applying the provisions of the Tax Act, we have made reasonable estimates of the effects and recorded provisional amount in our financial statements as of June 30, 2018. We expect that the completion of our accounting analysis will not have a material impact in our deferred tax assets and liabilities or our effective tax rate.

PRO-DEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred income taxes reflect the net effects of loss and credit carryforwards and temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities for federal and state income taxes are as follows (in thousands):

	June 30,
	2018	2017
Deferred tax assets:
Federal & State NOL carryforward	$23	$181
Research & other credits	1,517	1,832
Reserves and accruals	438	180
Stock based compensation	55	—
Inventory	371	446
Other intangibles	70	178
Goodwill	—	77
Other	48	1
Total gross deferred tax assets	$2,522	$2,895
Less: valuation allowance	(368)	(89)
Total deferred tax assets	2,154	2,806

	June 30,
	2018	2017
Deferred tax liabilities:
Property and equipment, principally due to differing depreciation methods	$(318)	$(438)
Deferred state tax	(152)	(295)
Other intangibles	—	(2)
Other	(6)	(23)
Total gross deferred tax liabilities	(476)	(758)
Net deferred tax assets	$1,678	$2,048

Realization of our deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. As of June 30, 2018, our deferred tax asset valuation allowance primarily consists of unrealized capital loss for investments held and the state net operating loss carryforwards for states in which we have filed a final return. For the year ended June 30, 2018, the Company recorded a net valuation allowance of $279,000, on the basis of management’s reassessment of the amount of its deferred tax assets that are more likely than not to be realized.

As of June 30, 2018, we did not have any net operating losses for federal and state income tax purposes for state jurisdictions in which we currently operate. We have federal research and development and alternative minimum tax credit carry forwards at June 30, 2018 of approximately $877,000, which begin to expire in 2027. State tax research credit carry forwards at June 30, 2018 amount to $640,000, the majority of which do not expire.

As of June 30, 2018, we have accrued $462,000 of unrecognized tax benefits related to federal and state income tax matters that would reduce our income tax expense if recognized. If we are eventually able to recognize our uncertain tax positions, our effective tax rate would be reduced. Any adjustment to our uncertain tax positions would result in an adjustment of our tax credit carryforwards rather than resulting in a cash outlay.

PRO-DEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information with respect to our accrual for unrecognized tax benefits is as follows (in thousands):

	June 30,
	2018	2017
Unrecognized tax benefits:
Beginning balance	$446	$446
Additions based on federal tax positions related to the current year	16	18
Additions based on state tax positions related to the current year	—	—
Additions for tax positions of prior years	—	1
Reductions for tax positions of prior years	—	(19)
Ending balance	$462	$446

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

We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense when applicable. As of June 30, 2018, no interest or penalties applicable to our unrecognized tax benefits have been accrued since we have sufficient tax attributes available to fully offset any potential assessment of additional tax.

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

During the fourth quarter of fiscal 2018, we fully impaired the note receivable due to indications that Monogram had exhausted its cash and had been unable to obtain additional financing to enable continued research to commercialize their technology. The $800,000 charge is recorded in asset impairment charges on the accompanying Consolidated Statement of Operations. While we do not expect to recover our investment, our contractual rights are intact should Monogram be successful in its endeavors to raise additional financing.

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

PRO-DEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pursuant to the loan agreement entered into on the Closing Date between Principal and Borrower, the Loan initially bears interest at a fixed rate of 22% per annum, with payments of all accrued and unpaid interest due monthly commencing on October 1, 2017 and on the first day of each month thereafter. Borrower may reduce the interest rate by 1% for each $100,000 repayment of principal up to a maximum reduction of 2%, thereby reducing the interest rate to a minimum amount equal to 20% per annum. Interest income earned during the fiscal year ended June 30, 2018 totaled $199,000. If the principal balance of the Loan is not paid in full by September 30, 2018, commencing on October 1, 2018 and continuing on the first day of the next 83 months thereafter, Borrower shall, in addition to the aforementioned monthly interest payments, pay installments of principal equal to 1/84th of the principal balance outstanding under the Loan as of September 30, 2018. We are entitled to receive from Principal the Company’s Participation Percentage of any payments of principal and interest. We have classified this note receivable as short-term pursuant to representations that the Borrower has made to Principal. Raymond E. Cabillot, a director of the Company, is the managing partner of Farnam Street Capital, Inc. (“Farnam”) and Farnam is the founding partner of FS Special Opportunities I, L.P.

Fineline note receivable

On May 23, 2018, we completed the sale of substantially all of the assets of Fineline, which was engaged in the manufacture of plastic injection molds serving customers in a variety of industries. The aggregate purchase price was $310,000, of which $30,000 was paid in cash at closing and the balance of $280,000 is to be paid to us under the terms of a five-year promissory note, which bears interest at 4% per annum and requires sixty equal monthly payments of principal and accrued interest in the amount of $5,156.63 each, beginning February 15, 2019. We have determined that there is uncertainty regarding the collectability of this note. Therefore, we offset the gain on the sale of the division in the amount of approximately $211,000, against the impairment of the note receivable because the fair market value of the collateral securing the note is less than the face amount of the note, as determined by us.

9.

NOTES PAYABLE AND FINANCING TRANSACTIONS

Farmers & Merchants Bank of Long Beach

On April 19, 2017, we entered into a Business Loan Agreement, dated effective March 28, 2017, with Farmers & Merchants Bank of Long Beach (“FMB”), providing for a $500,000 revolving loan facility (the “Revolving Loan Facility”). The Revolving Loan Facility is secured by substantially all of our assets and bears interest at prime plus 2 percent (currently 6.75%) and matured on March 28, 2018. During the initial loan period, we did not borrow any funds. As disclosed in a Form 8-K filed with the SEC on April 17, 2018, we entered into a Change in Terms Agreement and an Amendment #1 to Business Loan Agreement, each dated effective April 6, 2018, which extend the maturity date of the Revolving Loan Facility to March 28, 2019. This loan was terminated by us on September 4, 2018 (See Note 15).

Summit Financial Resources LP

On September 9, 2015, we entered into a Loan and Security Agreement (the “Summit Loan”) with Summit Financial Resources LP, whereby we could borrow up to $1.0 million against our eligible receivables, as defined in the agreement. Borrowed funds bore interest at a rate of prime plus 2 percent and incurred an additional administrative fee of 0.7 percent on the monthly average outstanding balance. The Summit Loan had an initial period of 18 months. During the fiscal year ended June 30, 2017, we borrowed $600,000 on a revolving basis under the Summit Loan, which amounts were paid in full prior to March 9, 2017, when we terminated the Summit Loan in accordance with its terms.

Jules & Associates/Hitachi Capital America Corporation

On July 21, 2016, we entered a master equipment lease agreement with Jules and Associates, Inc. to lease a specific machine used in our inspection process. The cost of the equipment was approximately $106,000 and the lease provides for 36 monthly payments in the amount of $3,121, as well as interim rent in the amount of $7,388. The lease was subsequently assigned to Hitachi Capital America Corporation. The balance owed on the lease as of June 30, 2018 is approximately $41,000.

PRO-DEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fineline Molds

In conjunction with our acquisition of the assets of Fineline, we issued a promissory note to Fineline in the amount of $100,000 which bore interest at 4% per annum and required sixteen equal quarterly payments of principal and accrued interest in the amount of $6,794. The note was secured by all of the assets acquired by us from Fineline. During the quarter ended March 31, 2018, we paid the remaining note balance in full in anticipation of our sale of Fineline.

10.

COMMITMENTS AND CONTINGENCIES

Leases

We lease our office, production and warehouse facility in Irvine, California, (our “corporate office”) under an agreement that expires in September 2027. We leased our former San Dimas, California office until the sale of our Fineline division in May 2018 at which time it terminated. We leased our former Beaverton, Oregon office under an agreement that expired in July 2017. Upon the sale of the OMS division, we assigned the Beaverton lease to the purchaser of the division and received sublease income in the amount of $43,000 during fiscal 2017, which was recorded as a reduction to rent expense. Our corporate office lease requires us to pay insurance, taxes, and other expenses related to the leased space.

Rent expense in fiscal 2018 and 2017 was $551,000 and $515,000, respectively. Minimum lease payments for future fiscal years ending June 30 are as follows (in thousands):

Operating Leases
Fiscal Year:
2019	$448
2020	461
2021	475
2022	489
2023	504
Thereafter	2,316
Total minimum lease payments	$4,693

Compensation Arrangements

Retirement Savings 401(k) Plan

The Pro-Dex, Inc. Retirement Savings 401(k) Plan (the “401(k) Plan”) is a defined contribution plan we administer that covers substantially all our employees and is subject to the provisions of the Employee Retirement Income Security Act of 1974, as amended. Employees are eligible to participate in the 401(k) Plan when they have attained 19 years of age and then can enter into the 401(k) Plan on the first day of each calendar quarter. Participants are eligible to receive non-discretionary Pro-Dex matching contributions of 25% of their contributions up to 5% of eligible compensation. For the fiscal years ended June 30, 2018 and 2017, we recognized compensation expense amounting to $54,000 and $53,000, respectively, in connection with the 401(k) Plan.

Legal Matters

We are from time to time a party to various legal proceedings incidental to our business. There can be no certainty, however, that we may not ultimately incur liability or that such liability will not be material and adverse.

PRO-DEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.

SHARE-BASED COMPENSATION

Stock Option Plans

Through June 2014, we had two equity compensation plans, the Second Amended and Restated 2004 Stock Option Plan (the “Employee Stock Option Plan”) and the Amended and Restated 2004 Directors’ Stock Option Plan (the “Directors’ Stock Option Plan”) (collectively, the “Former Stock Option Plans”). There was no share-based compensation expense related to the Former Stock Option Plans for the fiscal years ended June 30, 2018 and 2017 as all outstanding options under the Former Stock Option Plans are fully vested. The Employee Stock Option Plan and Director’s Stock Option Plan were terminated in June 2015 and September 2014, respectively.

In September 2016, our Board approved the establishment of the 2016 Equity Incentive Plan, which was approved by our shareholders at the November 29, 2016 Annual Meeting. The 2016 Equity Incentive Plan provides for the award of up to 1,500,000 shares of the Company’s common stock in the form of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted shares, restricted stock units, performance awards and other stock-based awards. As of June 30, 2018, 200,000 performance awards have been granted under the 2016 Equity Incentive Plan.

Stock Options

There were no stock options granted during the fiscal years ended June 30, 2018 and 2017. As of June 30, 2018, there was no unrecognized compensation cost under the stock option plans as all outstanding stock options are fully vested. The intrinsic value of stock options outstanding and exercisable at June 30, 2018 was approximately $272,000.

The following is a summary of stock option activity under the stock option plans for the fiscal years ended June 30, 2018 and 2017:

	Outstanding Options
	Number of Shares	Weighted-Average Exercise Price
Balance, July 1, 2016	90,834	$1.95
Options granted	—	—
Options canceled or expired	—	—
Options exercised	(33,834)	2.07
Balance, July 1, 2017	57,000	$1.88
Options granted	—	—
Options canceled or expired	—	—
Options exercised	—	—
Balance, June 30, 2018	57,000	$1.88
Stock Options Exercisable at June 30, 2018	57,000	$1.88

Performance Awards

In December 2017, the Compensation Committee of our Board of Directors granted 200,000 performance awards to our employees which will generally be paid in shares of our common stock. Whether any performance awards vest, and the amount that does vest, is tied to the completion of service periods that range from 7 months to 9.5 years at inception and the achievement of our common stock trading at certain pre-determined prices. The weighted average fair value of the performance awards granted was $4.46, calculated using the weighted average fair market value for each award, using a Monte Carlo simulation. We recorded share-based compensation expense of $187,000 for the fiscal year ended June 30, 2018 related to these performance awards. On June 30, 2018, there was approximately $100,000 of unrecognized compensation cost related to these non-vested performance awards expected to be expensed over the weighted-average period of 4.89 years.

On July 1, 2018, it was determined by the Compensation Committee of our Board of Directors that the first of five tranches of the performance awards had been achieved and participants were awarded 40,000 shares of common stock. Each participant elected a net issuance to cover their individual withholding taxes and therefore the Company issued 24,727 shares.

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

During the fiscal years ended June 30, 2018 and 2017, shares totaling 6,733 and 3,794 were purchased respectively, and allocated to participating employees based upon their contributions at weighted average prices of $5.60 and $4.74, respectively. On a cumulative basis, since the inception of the ESPP, employees have purchased a total of 16,123 shares. During the fiscal year ended June 30, 2018 and 2017, we recorded stock compensation expense in the amount of $7,000 and $3,000, respectively, relating to the ESPP.

12.

MAJOR CUSTOMERS & SUPPLIERS

Customers that accounted for sales in excess of 10% of our total sales in either of fiscal year 2018 or 2017, is as follows (in thousands, except percentages):

	Years Ended June 30,
	2018		2017
	Amount	Percent of Total	Amount	Percent of Total
Total revenue	$22,465	100%	$21,943	100%

Customer concentration:
Customer 1	$12,530	56%	$10,939	50%
Customer 2	2,625	11%	1,566	7%
Customer 3	2,232	10%	1,761	8%
Total	$17,387	77%	$14,266	65%

Information with respect to accounts receivable from those customers who comprised more than 10% of our gross accounts receivable at either June 30, 2018 or June 30, 2017 is as follows (in thousands, except percentages):

	June 30, 2018		June 30, 2017
Total gross accounts receivable	$2,969	100%	$3,541	100%

Customer concentration:
Customer 1	$1,673	56%	$2,187	62%
Customer 2	679	23%	554	16%
Total	$2,352	79%	$2,741	78%

During fiscal 2018 and 2017, we had one supplier that accounted for 11 percent and 10 percent of total purchases, respectively. Accounts payable due to this same significant supplier represented 17 percent and 12 percent of total accounts payable as of June 30, 2018 and 2017, respectively.

PRO-DEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.

NET INCOME PER SHARE

We calculate basic earnings per share by dividing net income by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share reflects the effects of potentially dilutive securities. The summary of the basic and diluted earnings per share calculations for the years ended June 30, 2018 and 2017 is as follows (in thousands, except per share data):

	Years Ended June 30,
	2018	2017
Basic:
Income from continuing operations	$1,621	$4,841
Weighted average shares outstanding	4,305	4,040
Basic earnings per share from continuing operations	$0.38	$1.20
Income from discontinued operations	$—	$243
Weighted average shares outstanding	4,305	4,040
Basic earnings per share from discontinued operations	$0.00	$0.06
Net income	$1,621	$5,084
Weighted average shares outstanding	4,305	4,040
Basic earnings per share	$0.38	$1.26
Diluted:
Income from continuing operations	$1,621	$4,841
Weighted average shares outstanding	4,305	4,040
Effect of dilutive securities – stock options	40	37
Weighted average shares used in calculation of diluted earnings per share	4,345	4,077
Diluted earnings per share from continuing operations	$0.37	$1.19
Income from discontinued operations	$—	$243
Weighted average shares used in calculation of diluted earnings per share	4,345	4,077
Diluted earnings per share from discontinued operations	$—	$0.06
Net income	$1,621	$5,084
Weighted average shares used in calculation of diluted earnings per share	4,345	4,077
Diluted earnings per share	$0.37	$1.25

14.

COMMON STOCK

Share Repurchase Program

In September 2013, our Board approved a share repurchase program authorizing the Company to repurchase up to 750,000 shares of our common stock. In accordance with, and as part of, this share repurchase program, our Board has approved the adoption of several prearranged share repurchase plans intended to qualify for the safe harbor Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (“10b5-1 Plan” or “Plan”). During the quarter ended September 30, 2016, our Board approved a 10b5-1 Plan, which became effective on September 8, 2016 and terminated on the earlier of September 8, 2017 or when and if the maximum shares were repurchased. During the quarter ended December 31, 2016, the Investment Committee of our Board approved an additional concurrently running 10b5-1 Plan, which became effective on December 8, 2016 and terminates on the earlier of December 8, 2017 or when and if the maximum shares were repurchased. In February, 2017 our Board terminated the two effective 10b5-1 Plans in conjunction with the approval of our At The Market Offering Agreement (“ATM” or “ATM Agreement”) further described below. During the fiscal year ended June 30, 2017, we repurchased 63,496 shares at an aggregate cost of $312,000, inclusive of fees under the Plans.

On March 9, 2018, the Investment Committee of our Board approved a 10b5-1 Plan, which became effective on March 14, 2018 and terminates on the earlier of March 13, 2019 or when and if the maximum shares are repurchased. During the fiscal year ended June 30, 2018, we repurchased 33,026 shares at an aggregate cost, inclusive of fees under the plan of $220,000. On a cumulative basis, we have repurchased a total of 265,983 shares under the share repurchase program at an aggregate cost of $1.1 million. All repurchases under the 10b5-1 Plans were administered through an independent broker.

PRO-DEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At The Market Offering Agreement

In February 2017, our Board approved an ATM Agreement with Ascendiant Capital Markets, LLC (“Ascendiant”). The ATM Agreement allows us to sell shares of our common stock pursuant to specific parameters defined by us as well as those defined by the SEC and the ATM Agreement. During the fiscal year ended June 30, 2017, we sold 8,276 shares of common stock at average prices of $6.04 and raised net proceeds of $48,000. The proceeds collected were accounted for as a reduction of the prepaid expenses relating to establishing the ATM. During the fiscal year ended June 30, 2018, we sold 332,189 shares of common stock under the ATM at average prices of $7.02 per share, resulting in proceeds to us of $2.3 million, net of commissions and fees. From the inception of the ATM in February 2017 through December 31, 2017, we have sold 340,465 shares of common stock for gross proceeds of $2,311,000 net of commissions and fees paid to Ascendiant totaling $72,000. In December 2017, our Board suspended the ATM indefinitely. Our Board has the discretion to reactivate the ATM prior to February 16, 2020, the expiration of the ATM Agreement, unless earlier terminated by Ascendiant or us.

15.

SUBSEQUENT EVENTS

On September 6, 2018 (the “Effective Date”), as reported in our Current Report filed with the SEC on September 7, 2018, we entered into a Credit Agreement with Minnesota Bank & Trust, a Minnesota state banking corporation (“MBT”), providing for a $5,000,000 term loan (the “Term Loan”) as well as a $2,000,000 revolving loan (the “Revolving Loan” and together with the Term Loan, collectively the “Loans”), evidenced by a Term Note A and a Revolving Credit Note made by us in favor of MBT. The Loans are secured by substantially all of our assets pursuant to a Security Agreement entered into on the Effective Date between us and MBT. We paid loan origination fees to MBT on the Effective Date in the amount of $60,000.

The Term Loan matures on October 1, 2025 and bears interest at a fixed rate of 5.53% per annum. An initial payment of interest only is due on October 1, 2018.Commencing November 1, 2018 and continuing on the first day of each subsequent month thereafter until the maturity date, we are required to make payments of principal and interest on the Term Loan of $71,921.43, plus any additional accrued and unpaid interest through the date of payment. The Revolving Loan matures on September 6, 2019 unless earlier terminated pursuant to its terms and bears interest at the greater of (a) 4.5% or (b) the difference of the prime rate as published in the Money Rates section of the Wall Street Journal minus 0.50%. Commencing on the first day of each month after we initially borrow against the Revolving Loan and each month thereafter until maturity, we are required to pay all accrued and unpaid interest on the Revolving Loan through the date of payment. Any principal on the Revolving Loan that is not previously prepaid shall be due and payable on the maturity date (or earlier termination of the Revolving Loan).

Any payment on the Loans not made within seven days after the due date is subject to a late payment fee equal to 5% of the overdue amount. Upon the occurrence and during the continuance of an event of default, the interest rate of both Loans will be increased by 3% and MBT may, at its option, declare the Loans immediately due and payable in full.

The Credit Agreement and Security Agreement contain representations and warranties, affirmative, negative and financial covenants, and events of default that are customary for loans of this type.

In conjunction with the above, we terminated our loan with Farmers & Merchants Bank of Long Beach effective September 4, 2018.

On September 10, 2018, we discovered a supplier quality issue in one of our legacy batteries which will require a product recall. We are currently examining the components that may contain particulates which should have been rejected by our supplier and we are identifying all lots that will be included in the recall as well as the customers that are impacted by the recall. No significant current contracts are affected. For illustrative purposes, to describe the magnitude of the recall, we sold $338,000 of these batteries during fiscal 2018. We are currently investigating the issue and will be able to estimate our expected recall related expenses once the affected lots are identified, anticipated units to be returned are quantified, and potential re-work solutions are identified. At this time, we do not know the amount of other costs that may be incurred related to the recall or any amounts that may be recovered either through our supplier or our $1 million commercial product recall insurance policy, which contains a $50,000 deductible per occurrence. As our analysis is ongoing, we do not know at this time whether or not we will file a claim with our insurance.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.

CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer) have concluded, based on their evaluation as of June 30, 2018, that the design and operation of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) are effective at a reasonable assurance level to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Our management is responsible for establishing and maintaining adequate “internal control over financial reporting” (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in May 2013. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of June 30, 2018.

Our internal control over financial reporting is supported by written policies and procedures that:

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

During the quarter ended June 30, 2018, there were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

ITEM 9B.

OTHER INFORMATION

None.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated herein by reference to our definitive Proxy Statement, which will be filed within 120 days of June 30, 2018, and delivered to stockholders in connection with our 2018 annual meeting of shareholders.

ITEM 11.

EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to our definitive Proxy Statement, which will be filed within 120 days of June 30, 2018, and delivered to stockholders in connection with our 2018 annual meeting of shareholders.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference to our definitive Proxy Statement, which will be filed within 120 days of June 30, 2018, and delivered to stockholders in connection with our 2018 annual meeting of shareholders.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to our definitive Proxy Statement, which will be filed within 120 days of June 30, 2018, and delivered to stockholders in connection with our 2018 annual meeting of shareholders.

ITEM 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated herein by reference to our definitive Proxy Statement, which will be filed within 120 days of June 30, 2018, and delivered to stockholders in connection with our 2018 annual meeting of shareholders.

PART IV

ITEM 15.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(3)	Exhibits

Reference is made to the Exhibit Index beginning on page 52 of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 13, 2018.

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

Signature	Title	Date

/s/ Richard L. Van Kirk Richard L. Van Kirk	President, Chief Executive Officer, and Director (Principal Executive Officer)	September 13, 2018

/s/ Alisha K. Charlton Alisha K. Charlton	Chief Financial Officer (Principal Financial Officer)	September 13, 2018

/s/ Nicholas J. Swenson Nicholas J. Swenson	Chairman of the Board, Director	September 13, 2018

/s/ Raymond E. Cabillot Raymond E. Cabillot	Director	September 13, 2018

/s/ William J. Farrell III William J. Farrell III	Director	September 13, 2018

/s/ David C. Hovda David C. Hovda	Director	September 13, 2018

INDEX TO EXHIBITS

Exhibit No.	Description

3.1	Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K filed April 23, 2007).
3.2	Articles of Amendment to Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K filed December 5, 2007).
3.3	Articles of Amendment to Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K filed June 18, 2010).
3.4	Amended and Restated Bylaws, dated January 31, 2011 (incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K filed February 4, 2011).
10.1*	Second Amended and Restated 2004 Stock Option Plan (incorporated herein by reference to Exhibit 4.1 to the Company’s Form S-8 filed February 15, 2012).
10.2*	Amended and Restated 2004 Directors Stock Option Plan (incorporated herein by reference to Exhibit 4.2 to the Company’s Form S-8 filed February 15, 2012).
10.3*	Form of Indemnification Agreement for directors and certain officers (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed October 29, 2008).
10.4	Lease agreement with Irvine Business Properties, dated August 3, 2007 (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed August 23, 2007).
10.5

First Amendment To Lease – July 2013 by and between Irvine Business Properties and Pro-Dex, Inc., dated effective July 1, 2013 (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed July 17, 2013).

10.6

Asset Purchase Agreement dated December 8, 2014 by and between Pro-Dex, Inc., Fineline Molds and the shareholders of Fineline Molds (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed December 11, 2014).

10.7*	Pro-Dex, Inc. Amended and Restated Employee Severance Policy effective as of September 16, 2014 (incorporated herein by reference to Exhibit 10.5 to the Company’s Form 10-Q filed May 14, 2015).
10.8

Loan and Security Agreement, dated September 9, 2015, between Summit Financial Resources, L.P. and Pro-Dex, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on September 14, 2015).

10.9

Intercreditor Agreement, dated September 9, 2015, among Summit Financial Resources, L.P., Fineline Molds and Pro-Dex, Inc. (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed on September 14, 2015).

10.10

Agreement for Sale and Purchase of Business Assets dated January 27, 2017 by and between Pro-Dex, Inc. and OMS Motion, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on January 30, 2017).

10.11

Noncompetition and Nonsolicitation Agreement dated January 27,2017 by and between Pro-Dex, Inc. and OMS Motion, Inc. (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed on January 30, 2017).

10.12

At the Market Offering Agreement, dated February 16, 2017 by and between Pro-Dex, Inc. and Ascendiant Capital Markets LLC (incorporated herein by reference to Exhibit 1.1 to the Company’s Form 8-K filed on February 16, 2017).

10.13

Business Loan Agreement, dated March 28, 2017 between Pro-Dex, Inc. and Farmers and Merchants Bank of Long Beach (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on April 21, 2017).

10.14∆

Secured Convertible Promissory Note, dated April 19, 2017 by and between Pro-Dex, Inc. and Monogram Orthopaedics Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on April 25, 2017).

10.15

Second Amendment to Standard Industrial/Commercial Multi-Tenant Lease – Net by and between Irvine Business Properties and Pro-Dex, Inc., dated September 19, 2017 (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on September 20, 2017).

10.16

Participation Agreement by and between FS Special Opportunities I, L.P. and Pro-Dex, Inc., dated September 20, 2017 (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on September 25, 2017).

10.17*	Form of Performance Award Agreement for Employees of Pro-Dex, Inc. – 2016 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on December 8, 2017).

10.18	Asset Purchase Agreement by and between Mike Bynum and Pro-Dex, Inc., dated April 11, 2018 (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on April 16, 2018).
10.19

Change in Terms Agreement, dated April 6, 2018, by between Farmers and Merchants Bank of Long Beach and Pro-Dex, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on April 17, 2018).

10.20

Amendment #1 to Business Loan Agreement, dated April 6, 2018, by between Farmers and Merchants Bank of Long Beach and Pro-Dex, Inc. (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed on April 17, 2018).

10.21

Secured Promissory Note by and between Four Boys Industries, Inc. and Pro-Dex, Inc., dated May 9, 2018 (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on May 30, 2018).

10.22	Credit Agreement, dated September 6, 2018 between Pro-Dex, Inc. and Minnesota Bank & Trust (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on September 7, 2018).
10.23	Security Agreement, dated September 6, 2018 by Pro-Dex, Inc. in favor of Minnesota Bank & Trust (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed on September 7, 2018).
10.24	Term Note A, dated September 6, 2018 by Pro-Dex, Inc. in favor of Minnesota Bank & Trust (incorporated herein by reference to Exhibit 10.3 to the Company’s Form 8-K filed on September 7, 2018).
10.25

Revolving Credit Note, dated September 6, 2018 by Pro-Dex, Inc. in favor of Minnesota Bank & Trust (incorporated herein by reference to Exhibit 10.4 to the Company’s Form 8-K filed on September 7, 2018).

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

*	Denotes management contract or compensatory arrangement.