Form 10-Q
period 2018-09-30
PRO DEX INC
filed 2018-11-08
CIK 788920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

———————

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended SEPTEMBER 30, 2018
OR
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

———————

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑	Smaller reporting company ☑
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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock outstanding as of the latest practicable date: 4,227,845 shares of common stock, no par value, as of November 6, 2018.

PRO-DEX, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2018

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PRO-DEX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share amounts)

	September 30, 2018	June 30, 2018
ASSETS
Current Assets:
Cash and cash equivalents	$8,315	$5,188
Investments	3,398	2,220
Accounts receivable, net of allowance for doubtful accounts of $1 and $14 at September 30, 2018 and at June 30, 2018, respectively	3,624	2,955
Deferred costs	82	32
Inventory	4,565	4,393
Notes receivable	1,189	1,176
Prepaid expenses and other current assets	421	269
Total current assets	21,594	16,233
Equipment and leasehold improvements, net	2,148	1,755
Intangibles, net	134	140
Deferred income taxes, net	1,220	1,678
Notes receivable, net of current portion	30	43
Other assets	68	68
Total assets	$25,194	$19,917

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,197	$1,083
Accrued expenses	1,055	1,266
Deferred revenue	70	31
Note payable and capital lease obligations	583	35
Income taxes payable	—	123
Total current liabilities	2,905	2,538
Deferred rent	112	97
Notes and capital leases payable, net of current portion	4,450	6
Total non-current liabilities	4,562	103
Total liabilities	7,467	2,641

Shareholders’ equity:
Common shares; no par value; 50,000,000 shares authorized; 4,249,548 and 4,331,089 shares issued and outstanding at September 30, 2018 and June 30, 2018, respectively	18,639	19,835
Accumulated other comprehensive income (loss)	145	(153)
Accumulated deficit	(1,057)	(2,406)
Total shareholders’ equity	17,727	17,276
Total liabilities and shareholders’ equity	$25,194	$19,917

The accompanying notes are an integral part of these condensed consolidated financial statements.

PRO-DEX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended September 30,
	2018	2017

Net sales	$6,916	$5,162
Cost of sales	4,189	3,302
Gross profit	2,727	1,860

Operating (income) expenses:
Selling expenses	33	87
General and administrative expenses	565	504
Gain on disposal of equipment	(7)	(12)
Research and development costs	408	407
Total operating expenses	999	986
Operating income	1,728	874
Other income (expense):
Interest and miscellaneous income	74	18
Interest expense	(20)	(2)
Total other income	54	16

Income before income taxes	1,782	890
Provision for income taxes	433	262
Net income	$1,349	$628
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) from marketable equity investments, net of taxes	298	(109)
Comprehensive income	$1,647	$519

Basic and diluted income per share:
Net income	$0.31	$0.15

Weighted average common shares outstanding:
Basic	4,330,636	4,150,099
Diluted	4,372,893	4,189,724
Common shares outstanding	4,249,548	4,348,292

The accompanying notes are an integral part of these condensed consolidated financial statements.

PRO-DEX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the Three Months Ended September 30, 2018 and 2017

(Unaudited)

(In thousands, except share data)

			Accumulated
	Common Shares		Other
	Number of		Comprehensive	Accumulated
	Shares	Amount	Income (Loss)	Deficit	Total
Balance at June 30, 2017	4,025,193	$17,704	$33	$(4,027)	$13,710
Net income	—	—	—	628	628
Net change in unrealized gain (loss) from marketable equity investments, net of taxes	—	—	(109)	—	(109)
ESPP shares issued	3,099	16	—	—	16
Share-based compensation	—	3			3
Shares issued under ATM(1)	320,000	2,027	—	—	2,027
Balance at September 30, 2017	4,348,292	$19,750	$(76)	$(3,399)	$16,275

Balance at June 30, 2018	4,331,089	$19,835	$(153)	$(2,406)	$17,276
Net income	—	—	—	1,349	1,349
Net change in unrealized gain (loss) from marketable equity investments, net of taxes	—	—	298	—	298
ESPP shares issued	1,820	10	—	—	10
Share-based compensation	—	10	—	—	10
Shares issued in connection with performance award vesting	40,000	—	—	—	—
Shares withheld from common stock issued to pay employee payroll taxes	(15,273)	(101)			(101)
Shares repurchases	(108,088)	(1,115)	—	—	(1,115)
Balance at September 30, 2018	4,249,548	$18,639	$145	$(1,057)	$17,727

———————

(1)	Of the proceeds raised from the ATM shares issued during fiscal 2018, $142,000 were accounted for as a reduction of prepaid expenses.

The accompanying notes are an integral part of these condensed consolidated financial statements.

PRO-DEX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,349	$628
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	88	153
Share-based compensation	10	3
Gain on disposal of equipment	(7)	(12)
Deferred income tax	404	66
Bad debt expense (recovery)	(13)	—
Changes in operating assets and liabilities:
Accounts receivable and other receivables	(655)	1,284
Deferred costs	(50)	12
Inventory	(172)	(427)
Prepaid expenses and other assets	(152)	89
Accounts payable, accrued expenses and deferred rent	(82)	(744)
Deferred revenue	39	(1)
Income taxes payable	(123)	10
Net cash provided by operating activities	636	1,061

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment	(477)	(139)
Purchases of investments	(824)	(297)
Increase in notes receivable	—	(1,150)
Decrease (increase) in intangibles	1	(8)
Proceeds from disposal of equipment	7	12
Net cash used in investing activities	(1,293)	(1,582)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on capital lease and notes payable	(10)	(14)
Borrowings from Minnesota Bank & Trust	5,000	—
Payment of employee payroll taxes on net issuance of common stock	(101)	—
Proceeds from shares issued under ATM, net of commissions and fees	—	2,169
Proceeds from ESPP Contributions	10	16
Repurchases of common stock	(1,115)	—
Net cash provided by financing activities	3,784	2,171

Net increase in cash and cash equivalents	3,127	1,650
Cash and cash equivalents, beginning of period	5,188	4,205
Cash and cash equivalents, end of period	$8,315	$5,855

The accompanying notes are an integral part of these condensed consolidated financial statements.

PRO-DEX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

(Unaudited)

(In thousands)

	Three Months Ended September 30,
	2018	2017
Supplemental disclosures of cash flow information:

Noncash investing and financing activity:
Value of shares issued to employees under performance awards	$266	$—
Cash paid during the period for:
Interest	$20	$2
Income taxes, net of refunds	$299	$118

The accompanying notes are an integral part of these condensed consolidated financial statements.

PRO-DEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Pro-Dex, Inc. (“we”, “us”, “our”, “Pro-Dex” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-K. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements presented in our Annual Report on Form 10-K for the fiscal year ended June 30, 2018. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results of operations for such interim periods are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended June 30, 2018.

Recent Accounting Standards

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

Recently Adopted Accounting Standards

Effective July 1, 2018, we adopted new revenue recognition guidance issued by the FASB related to contracts with customers. Under ASU 2014-09, (Topic 606) “Revenue From Contracts with Customers,” we recognize revenue from the sales of products and services by applying the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied. We utilized the modified retrospective method of adoption and there was no impact on our financial statements as a result of adopting Topic 606 for the three months ended September 30, 2018. We primarily sell finished products and recognize revenue at point of sale or delivery and the timing of revenue recognition has not changed with the adoption of the new guidance. However, we also perform services when we are engaged to design a product for a customer and there is more judgment involved in determining the amount and timing of revenue recognition under those types of contracts. In order to disclose the amount of revenue related to these services, where more judgment is required, we have added NRE & Prototypes to our net sales table included under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report, which had previously been reflected in Medical device and services.

Reclassifications

We have reclassified the gain on disposal of equipment to operating income (expense) from other income (expense) as prescribed by GAAP. This reclassification has no impact on our net income. We have also reclassified the tax effect of unrealized gain (loss) from marketable equity investments from a separate line item to deferred income taxes on the statement of cash flows. This reclassification has no impact on our net increase or decrease in cash, but properly reflects this change in net cash provided by or used in operating activities instead of investing activities.

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

Our Fineline Molds division (“Fineline”), acquired in fiscal 2015, manufactured plastic injection molding for a variety of industries. As disclosed in our Form 8-K filed with the SEC on May 30, 2018, we sold substantially all of the assets of Fineline on May 23, 2018. Management reviewed ASU 2014-08 Reporting Discontinued Operations and Disposals of Components of an Entity and concluded that the sale of Fineline does not require treatment as a discontinued operation because it was not a material part of our operations.

PRO-DEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 3. COMPOSITION OF CERTAIN FINANCIAL STATEMENT ITEMS

Investments

Investments are stated at market value and consist of the following (in thousands):

	September 30, 2018	June 30, 2018
Marketable equity securities	$3,398	$2,220

Investments at September 30, 2018 and June 30, 2018 had an aggregate cost basis of $3,198,000 and $2,374,000 respectively. During the quarter ended September 30, 2018, the investments incurred unrealized gains of $353,000 (gross unrealized gains of $403,000 offset by gross unrealized losses of $50,000) and related income tax expense of approximately $55,000 recorded in other comprehensive income. At June 30, 2018, the investments included net unrealized losses of $153,000 (gross unrealized losses of $196,000 offset by gross unrealized gains of $43,000).

Of the total marketable equity securities at September 30, 2018 and June 30, 2018, $1,113,000 and $285,000, respectively, represent an investment in the common stock of Air T, Inc. Two of our Board members are also board members of Air T, Inc. and both either individually or through affiliates own an equity interest in Air T, Inc. Our Chairman, one of the two Board members aforementioned, also serves as the Chief Executive Officer and Chairman of Air T, Inc. The shares have been purchased through 10b5-1 Plans, which in accordance with our internal policies regarding the approval of related party transactions, was approved by our three Board members that are not affiliated with Air T, Inc.

Inventory

Inventory is stated at the lower of cost (first-in, first-out) or net realizable value and consists of the following (in thousands):

	September 30, 2018	June 30, 2018
Raw materials /purchased components	$1,942	$1,878
Work in process	1,387	974
Sub-assemblies /finished components	1,125	1,193
Finished goods	111	348
Total inventory	$4,565	$4,393

Intangibles

Intangibles consist of the following (in thousands):

	September 30, 2018	June 30, 2018
Covenant not to compete	$30	$30
Patent-related costs	163	164
Total intangibles	$193	$194
Less accumulated amortization	(59)	(54)
	$134	$140

The covenant not to compete relates to assets acquired in conjunction with a business acquisition. Patent-related costs consist of legal fees incurred in connection with both patent applications and a patent issuance, and will be amortized over the estimated life of the product(s) that is or will be utilizing the technology, or expensed immediately in the event the patent office denies the issuance of the patent. Since we do not know when, or if, our patent applications will be issued, the future amortization expense is not predictable.

PRO-DEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 4. WARRANTY

The warranty accrual is based on historical costs of warranty repairs and expected future identifiable warranty expenses, and is included in accrued expenses in the accompanying consolidated balance sheets. As of September 30, 2018 and June 30, 2018, the warranty reserve amounted to $95,000 and $107,000, respectively. Warranty expenses are included in cost of sales in the accompanying consolidated statements of operations. Changes in estimates to previously established warranty accruals result from current period updates to assumptions regarding repair costs and warranty return rates, and are included in current period warranty expense.

Information regarding the accrual for warranty costs for the three months ended September 30, 2018 and 2017 are as follows (in thousands):

	As of and for the Three Months Ended September 30,
	2018	2017
Beginning balance	$107	$159
Accruals during the period	29	20
Changes in estimates of prior period warranty accruals	(15)	(20)
Warranty amortization	(26)	(13)
Ending balance	$95	$146

NOTE 5. NET INCOME (LOSS) PER SHARE

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

The following table presents reconciliations of the numerators and denominators of the basic and diluted income (loss) per share computations. In the tables below, income (loss) amounts represent the numerator, and share amounts represent the denominator (in thousands, except per share amounts):

	Three Months Ended September 30,
	2018	2017
Basic:
Net income	$1,349	$628
Weighted average shares outstanding	4,331	4,150
Basic earnings per share	$0.31	$0.15
Diluted:
Net income	$1,349	$628
Weighted average shares outstanding	4,331	4,150
Effect of dilutive securities – stock options	42	40
Weighted average shares used in calculation of diluted earnings per share	4,373	4,190
Diluted earnings per share	$0.31	$0.15

PRO-DEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

As of September 30, 2018, we have accrued $467,000 of unrecognized tax benefits related to federal and state income tax matters. None of this balance is expected to reduce the Company’s income tax expense if recognized.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	As of and for the Three Months Ended September 30,
	2018	2017
Beginning balance	$462	$446
Additions based on tax positions related to the current year	5	4
Ending balance	$467	$450

We recognize accrued interest and penalties related to unrecognized tax benefits when applicable. As of September 30, 2018 and June 30, 2018, no interest or penalties applicable to our unrecognized tax benefits have been accrued since we have sufficient tax attributes available to fully offset any potential assessment of additional tax.

We are subject to U.S. federal income tax, as well as income tax of multiple state tax jurisdictions. We are currently open to audit under the statute of limitations by the Internal Revenue Service for the years ended June 30, 2015 and later. Our state income tax returns are open to audit under the statute of limitations for the years ended June 30, 2014 and later. However, because of research credit carryovers, substantially all of our tax years are subject to audit. We do not anticipate a significant change to the total amount of unrecognized tax benefits within the next 12 months.

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was enacted into law. The new legislation represents a fundamental and dramatic shift in US taxation. The new legislation contains several key tax provisions that will impact us including the reduction of the corporate income tax rate to 21% effective January 1, 2018. The new legislation also included a variety of other changes including but not limited to a limitation on the deductibility of interest expense, acceleration of business asset expensing and reduction in the amount of executive pay that can qualify as a tax deduction.

On December 22, 2017, the SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”) which addresses income tax accounting implications of the Tax Act. The purpose of the SAB 118 was to address any uncertainty or diversity of view in applying ASC Topic 740, Income Taxes, in the reporting period in which the Tax Act was enacted. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740. Due to the timing of the enactment and the complexity involved in applying the provisions of the Tax Act, we have made reasonable estimates of the effects and recorded provisional amount in our financial statements as of September 30, 2018. The accounting for the tax effects of the Tax Act will be completed by our second fiscal quarter ending December 31, 2018 and is not expected to have a material impact in our deferred tax assets and liabilities or our effective tax rate.

PRO-DEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 7. SHARE-BASED COMPENSATION

Through June 2015 we had two equity compensation plans, the Second Amended and Restated 2004 Stock Option Plan (the “Employee Stock Option Plan”) and the Amended and Restated 2004 Directors’ Stock Option Plan (the “Directors’ Stock Option Plan”) (collectively, the “Former Stock Option Plans”). There was no share-based compensation expense attributable to the Former Stock Option Plans for the three months ended September 30, 2018 and 2017, as all outstanding options under the Former Stock Option Plans are fully vested. The Employee Stock Option Plan and Director’s Stock Option Plan were terminated in June 2015 and September 2014, respectively.

In September 2016, our Board approved the establishment of the 2016 Equity Incentive Plan, which was approved by our shareholders at the November 29, 2016 Annual Meeting. The 2016 Equity Incentive Plan provides for the award of up to 1,500,000 shares of our common stock in the form of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted shares, restricted stock units, performance awards and other stock-based awards. As of September 30, 2018, 200,000 performance awards have been granted under the 2016 Equity Incentive Plan.

Stock Options

There were no stock options granted during the three months ended September 30, 2018 and 2017. As of September 30, 2018, there was no unrecognized compensation cost under our stock option plans as all outstanding stock options are fully vested. As of September 30, 2018, the options outstanding had a weighted average remaining contractual life of 2.9 years and an intrinsic value of $486,000. As of September 30, 2018 and June 30, 2018 there were 57,000 options outstanding at weighted-average exercise prices of $1.88 per share.

Performance Awards

In December 2017, the Compensation Committee of our Board of Directors granted 200,000 performance awards to our employees, which will generally be paid in shares of our common stock. Whether any performance awards vest, and the amount that does vest, is tied to the completion of service periods that range from 7 months to 9.5 years at inception and the achievement of our common stock trading at certain pre-determined prices. The weighted average fair value of the performance awards granted was $4.46, calculated using the weighted average fair market value for each award, using a Monte Carlo simulation. We recorded share-based compensation expense of $8,000 for the three months ended September 30, 2018 related to these performance awards. On September 30, 2018, there was approximately $91,000 of unrecognized compensation cost related to these non-vested performance awards expected to be expensed over the weighted-average period of 4.64 years.

On July 1, 2018, it was determined by the Compensation Committee of our Board of Directors that the first of five tranches of 40,000 performance awards had been achieved and participants were awarded 40,000 shares of common stock. Each participant elected a net issuance to cover their individual withholding taxes and therefore the Company issued 24,727 shares and paid $101,000 of participant related payroll tax liabilities.

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

PRO-DEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

During the first quarters ended September 30, 2018 and 2017, 1,820 and 3,099 shares were purchased, respectively, under the ESPP and allocated to employees based upon their contributions at discount prices of $5.51 and $5.21, respectively, per share. On a cumulative basis, since the inception of the ESPP plan, employees have purchased a total of 17,943 shares. During the three months ended September 30, 2018 and 2017, we recorded stock compensation expense in the amount of $2,000 and $3,000, respectively, relating to the ESPP.

NOTE 8. MAJOR CUSTOMERS & SUPPLIERS

Information with respect to customers that accounted for sales in excess of 10% of our total sales in either of the three-month periods ended September 30, 2018 and 2017 is as follows (in thousands, except percentages):

	Three Months Ended September 30,
	2018		2017
	Amount	Percent of Total	Amount	Percent of Total
Total revenue	$6,916	100%	$5,162	100%

Customer concentration:
Customer 1	$4,314	62%	$3,026	59%
Customer 2	479	7%	618	12%
Customer 3	977	14%	359	7%
Total	$5,770	83%	$4,003	78%

Information with respect to accounts receivable from those customers that comprised more than 10 % of our gross accounts receivable at either September 30, 2018 and June 30, 2018, is as follows (in thousands, except percentages):

	September 30, 2018		June 30, 2018
Total gross accounts receivable	$3,625	100%	$2,969	100%

Customer concentration:
Customer 1	$2,074	57%	$1,673	56%
Customer 3	990	27%	679	23%
Total	$3,064	84%	$2,352	79%

 During the three months ended September 30, 2018, we had two suppliers that accounted for 12% and 11% of total purchases, respectively. During the three months ended September 30, 2017, we had one supplier that accounted for 13% of total purchases. Amounts owed to the fiscal 2019 significant suppliers at September 30, 2018 totaled $121,000 and $0, respectively, and at June 30, 2018 totaled, $30,000 and $98,000, respectively. Amounts owed to the fiscal 2018 significant supplier at September 30, 2018 and June 30, 2018 totaled $77,000 and $183,000 respectively.

NOTE 9. NOTES RECEIVABLE

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

PRO-DEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Pursuant to the loan agreement entered into on the Closing Date between Principal and Borrower, the Loan initially bears interest at a fixed rate of 22% per annum, with payments of all accrued and unpaid interest due monthly commencing on October 1, 2017 and on the first day of each month thereafter. If the principal balance of the Loan is not paid in full by September 30, 2018, commencing on October 1, 2018 and continuing on the first day of the next 83 months thereafter, Borrower shall, in addition to the aforementioned monthly interest payments, pay installments of principal equal to 1/84th of the principal balance outstanding under the Loan as of September 30, 2018. During the first quarter ended September 30, 2018, however, the Principal extended interest only payments to Borrower for an additional period of up to two months such that installments of principal are not required until December 31, 2018. We are entitled to receive from Principal the Company’s Participation Percentage of any payments of principal and interest. We have classified this note receivable as short-term pursuant to representations that the Borrower has made to Principal. We believe this note will be repaid in full during our second fiscal quarter ending December 31, 2018.

Raymond E. Cabillot, a director of the Company, is the managing partner of Farnam Street Capital, Inc. (“Farnam”) and Farnam is the founding partner of FS Special Opportunities I, L.P. In accordance with our internal policies regarding the approval of related party transactions, the Participation was approved by our four Board members that are not affiliated with Farnam.

Fineline note receivable

On May 23, 2018, we completed the sale of substantially all of the assets of Fineline, which was engaged in the manufacture of plastic injection molds serving customers in a variety of industries. The aggregate purchase price was $310,000, of which $30,000 was paid in cash at closing and the balance of $280,000 is to be paid to us under the terms of a five-year promissory note, which bears interest at 4% per annum and requires sixty equal monthly payments of principal and accrued interest in the amount of approximately $5,000 each, beginning February 15, 2019. We have determined that there is uncertainty regarding the collectability of this note. Therefore, during fiscal 2018 we offset the gain on the sale of the division in the amount of approximately $211,000, against the impairment of the note receivable because we believe that the fair market value of the collateral securing the note is less than the face amount of the note. As of September 30, 2018, approximately $39,000 of this note receivable is classified as current.

NOTE 10. NOTES PAYABLE AND FINANCING TRANSACTIONS

Minnesota Bank & Trust

On September 6, 2018, we entered into a Credit Agreement with Minnesota Bank & Trust, a Minnesota state banking corporation (“MBT”), providing for a $5,000,000 term loan (the “Term Loan”) as well as a $2,000,000 revolving loan (the “Revolving Loan” and together with the Term Loan, collectively the “Loans”), evidenced by a Term Note A and a Revolving Credit Note made by us in favor of MBT. The Loans are secured by substantially all of our assets pursuant to a Security Agreement entered into on September 6, 2018 between us and MBT. We paid loan origination fees to MBT in the amount of $60,000.

The Term Loan matures on October 1, 2025 and bears interest at a fixed rate of 5.53% per annum. An initial payment of interest only in the amount of $18,433 was paid on October 1, 2018. Commencing November 1, 2018 and continuing on the first day of each subsequent month thereafter until the maturity date, we are required to make payments of principal and interest on the Term Loan of $71,921.43, plus any additional accrued and unpaid interest through the date of payment. The Revolving Loan matures on September 6, 2019 unless earlier terminated pursuant to its terms and bears interest at the greater of (a) 4.5% or (b) the difference of the prime rate as published in the Money Rates section of the Wall Street Journal minus 0.50%. Commencing on the first day of each month after we initially borrow against the Revolving Loan, which we have yet to do, and each month thereafter until maturity, we are required to pay all accrued and unpaid interest on the Revolving Loan through the date of payment. Any principal on the Revolving Loan that is not previously prepaid shall be due and payable on the maturity date (or earlier termination of the Revolving Loan).

PRO-DEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Farmers & Merchants Bank of Long Beach

On April 19, 2017, we entered into a Business Loan Agreement, dated effective March 28, 2017, with Farmers & Merchants Bank of Long Beach (“FMB”), providing for a $500,000 revolving loan facility. The loan was secured by substantially all of our assets and bore interest at prime plus 2 percent. The loan had an original maturity of March 28, 2018, which was subsequently extended to March 28, 2019. We did not at any time borrow funds under this facility. This loan was terminated by us on September 4, 2018 in conjunction with the MBT Loans described above.

Jules & Associates

On July 21, 2016, we entered a master equipment lease agreement with Jules and Associates, Inc. to lease a specific machine used in our inspection process. The cost of the equipment was approximately $106,000 and the lease provides for 36 monthly payments in the amount of $3,121, as well as interim rent in the amount of $7,388. The lease was subsequently assigned to Hitachi Capital America Corporation. The balance owed on the lease as of September 30, 2018 is approximately $33,000.

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

On March 9, 2018, the Investment Committee of our Board approved a 10b5-1 Plan, which became effective on March 14, 2018 and terminated on the earlier of March 13, 2019 or when and if the maximum shares are repurchased. During the fiscal year ended June 30, 2018, we repurchased 33,026 shares at an aggregate cost, inclusive of fees under the plan of $220,000. During the quarter ended September 30, 2018, we repurchased 101,418 shares at an aggregate cost, inclusive of fees under the plan, of $1,034,000 and accordingly the 10b5-1 Plan terminated in accordance with its terms as the aggregate purchase price of shares under the plan was achieved. On September 17, 2018 the Board approved a concurrently running 10b5-1 Plan, which became effective on September 19, 2018 and terminates the earlier of September 18, 2020 or when and if the maximum shares are repurchased. During the quarter ended September 30, 2018 we repurchased 108,088 shares at an aggregate cost, inclusive of fees under the plan, of $1.1 million. On a cumulative basis, since the 2013 Board approval, we have repurchased a total of 374,071 shares under the share repurchase program at an aggregate cost of $2.3 million. All repurchases under the 10b5-1 Plans were administered through an independent broker.

PRO-DEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

At The Market Offering Agreement

In February 2017, our Board approved an ATM Agreement with Ascendiant Capital Markets, LLC (“Ascendiant”). The ATM Agreement allows us to sell shares of our common stock pursuant to specific parameters defined by us as well as those defined by the SEC and the ATM Agreement. During the fiscal year ended June 30, 2017, we sold 8,276 shares of common stock at average prices of $6.04 and raised net proceeds of $48,000. The proceeds collected were accounted for as a reduction of the prepaid expenses relating to establishing the ATM. During the three months ended September 30, 2017, we sold 320,000 shares of common stock at an average price of $6.99 per share and raised proceeds of $2,169,000 net of commissions and fees paid to Ascendiant totaling $67,000. From the inception of the ATM in February 2017 through December 31, 2017, we sold 340,465 shares of common stock for gross proceeds of $2,311,000 net of commissions and fees paid to Ascendiant totaling $72,000. In December 2017, our Board suspended the ATM indefinitely. Our Board has the discretion to reactivate the ATM prior to February 16, 2020, the expiration of the ATM Agreement, unless earlier terminated by Ascendiant or us.

NOTE 12. COMMITMENTS AND CONTINGENCIES

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

COMPANY OVERVIEW

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of the results of operations and financial condition of Pro-Dex, Inc. (“Company”, “Pro-Dex”, “we”, “our” or “us”) for the three-month periods ended September 30, 2018 and 2017. This discussion should be read in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this report. This report contains certain forward-looking statements and information. The cautionary statements included herein should be read as being applicable to all related forward-looking statements wherever they may appear. Our actual future results could differ materially from those discussed herein.

Except for the historical information contained herein, the matters discussed in this report, including, but not limited to, discussions of our product development plans, business strategies, strategic opportunities and market factors influencing our results, are forward-looking statements that involve certain risks and uncertainties. Actual results may differ from those anticipated by us as a result of various factors, both foreseen and unforeseen, including, but not limited to, our ability to continue to develop new products and increase sales in markets characterized by rapid technological evolution, consolidation within our target marketplace and among our competitors, competition from larger, better capitalized competitors, and our ability to realize returns on opportunities. Many other economic, competitive, governmental and technological factors could impact our ability to achieve our goals. You are urged to review the risks, uncertainties and other cautionary language described in this report, as well as in our other public disclosures and reports filed with the Securities and Exchange Commission (“SEC”) from time to time, including, but not limited to, the risks, uncertainties and other cautionary language discussed in our Annual Report on Form 10-K for our fiscal year ended June 30, 2018.

We specialize in the design, development and manufacture of powered rotary drive surgical instruments used primarily in the orthopedic, spine, and maxocranial facial markets. Our Fineline Molds division, acquired in fiscal 2015, and sold in May 2018, manufactured plastic injection molding for a variety of industries. Pro-Dex's products are found in hospitals and medical engineering labs around the world.

Through January 2017, our OMS division designed and manufactured multi-axis motion control systems used in factory automation and scientific research markets. We sold substantially all of the assets and the business operations of our OMS division to our long time general manager of the division. This division has been classified as a discontinued operation in conformity with applicable accounting guidance. Accordingly, unless otherwise indicated, OMS’s results have been reported as discontinued operations and removed from all financial discussions of continuing operations.

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

Basis of Presentation

The condensed consolidated results of operation presented in this report are not audited and those results are not necessarily indicative of the results to be expected for the entirety of the fiscal year ending June 30, 2019 or any other interim period during such fiscal year. Our fiscal year ends on June 30 and our fiscal quarters end on September 30, December 31, and March 31. Unless otherwise stated, all dates refer to our fiscal year and those fiscal quarters.

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used or changes in the accounting estimate that are reasonably likely to occur could materially change the financial statements. Management believes that there have been no significant changes during the three months ended September 30, 2018 to the items that we disclosed as our critical accounting policies in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended June 30, 2018.

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

Results of Operations

The following tables set forth results from continuing operations for the three months ended September 30, 2018 and 2017:

	Three Months Ended September 30,
	2018		2017
	Dollars in thousands
		% of Net Sales		% of Net Sales
Net sales	$6,916	100%	$5,162	100%
Cost of sales	4,189	61%	3,302	64%
Gross profit	2,727	39%	1,860	36%
Selling expenses	33	—	87	1%
General and administrative expenses	565	8%	504	10%
Gain on disposal of equipment	(7)	—	(12)	—
Research and development costs	408	6%	407	8%
	999	14%	986	19%
Operating income	1,728	25%	874	17%
Other income, net	54	1%	16	—
Income before income taxes	1,782	26%	890	17%
Provision for income taxes	433	6%	262	5%
Net income	$1,349	20%	$628	12%

Revenue

The majority of our revenue is derived from designing, developing and manufacturing surgical devices. We continue to sell our rotary air motors for industrial applications, but our focus remains in medical devices. Our Fineline Molds division, which we sold in May 2018, manufactured injection molds for diverse industries. The proportion of total sales by type is as follows (in thousands, except percentages):

	Three Months Ended September 30,				Increase (Decrease) From
	2018		2017		2017 To 2018
	Dollars in thousands
		% of Net Sales		% of Net Sales
Net sales:
Medical device	$6,340	92%	$4,663	91%	36%
Industrial and scientific	288	4%	160	3%	80%
Dental and component	128	2%	112	2%	14%
Injection molds (Fineline Molds)	—	—	118	2%	(100%)
NRE & proto-types	50	—	46	1%	9%
Repairs and other	110	2%	63	1%	75%
	$6,916	100%	$5,162	100%	34%

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

Our medical device revenue increased $1.7 million in the first quarter of fiscal 2019 compared to the corresponding period of the prior fiscal year due to an increase in sales to our largest customer of a surgical handpiece designed to be used in orthopedic surgery applications. Sales of our compact pneumatic air motors, increased $128,000, or 80%, for the three months ended September 30, 2018 compared to the corresponding period of the prior fiscal year. The revenue increase is due to an across the board price increase to both distributor and end-user customers effective January 2018 to better reflect the competitive landscape and our manufacturing costs. Sales of our dental products and components remained flat and we expect future declines in this area as we are no longer manufacturing this line of products, but rather are simply selling remaining component inventory. Repair revenue increased approximately $47,000 or 75 percent from the corresponding period of the prior fiscal year.

At September 30, 2018, we had a backlog of approximately $17.1 million, all of which is scheduled for delivery during fiscal 2019. Our backlog represents firm purchase orders received and acknowledged from our customers and does not include all revenue expected to be generated from existing customer contracts. We may experience variability in our new order bookings due to various reasons, including, but not limited to, the timing of major new product launches and customer planned inventory builds. However, we do not typically experience seasonal fluctuations in our shipments and revenues.

Cost of Sales and Gross Margin

	Three Months Ended September 30,				Increase (Decrease) From
	2018		2017		2017 To 2018
	Dollars in thousands
		% of Net Sales		% of Net Sales
Cost of sales:
Product costs	$4,083	59%	$3,182	62%	28%
Under-(over) absorption of manufacturing costs	1	—	71	1%	(99%)
Inventory and warranty charges	105	2%	49	1%	114%
Total cost of sales	$4,189	61%	$3,302	64%	27%
Gross profit and gross margin	$2,727	39%	$1,860	36%	47%

Cost of sales for the three-month period ended September 30, 2018 increased by $887,000, or 27%, compared to the corresponding period of the prior fiscal year. Product costs increased by 28% during the three months ended September 30, 2018 compared to the corresponding period of the prior fiscal year, consistent with the 34% increase in revenue for the same period. The product costs have improved due to better absorption of fixed manufacturing costs as a result of increased revenue during the quarter ended September 30, 2018, compared to the corresponding period of the prior fiscal year. During the three months ended September 30, 2018 we have under-absorbed manufacturing costs of $1,000 compared to $71,000 during the corresponding period of the prior fiscal year due to continued higher manufacturing volumes coupled with the alignment of the change in overhead rates applied to the machine and assembly operations. Costs related to inventory and warranty charges increased $56,000 in the first quarter of fiscal 2019 compared to the corresponding quarter of fiscal 2018, due primarily to an accrual in the amount of $63,000 for a previously announced product recall related to legacy batteries. During the quarter ended September 2018, we identified all the product lots impacted by the recall and accrued for the cost of replacing 100% of the affected batteries.

Gross profit increased by approximately $867,000, or 47%, for the three months ended September 30, 2018 compared to the corresponding period of the prior fiscal year, and gross margin as a percentage of sales increased by approximately three percentage points between such periods, primarily as a result of the factors discussed above.

Operating Costs and Expenses

	Three Months Ended September 30,				Increase (Decrease) From
	2018		2017		2017 To 2018
	Dollars in thousands
		% of Net Sales		% of Net Sales
Operating expenses:
Selling expenses	$33	—	$87	1%	(62%)
General and administrative expenses	565	8%	504	10%	12%
Research and development costs	408	6%	407	8%	—
	$1,006	14%	$998	19%	1%

Selling expenses consist of salaries and other personnel-related expenses in support of business development, as well as trade show attendance, advertising and marketing expenses, and travel and related costs incurred in generating and maintaining our customer relationships. Selling expenses for the three months ended September 30, 2018 decreased $54,000, or 62%, compared to the corresponding year-earlier period. The decrease is primarily due to the sale of the Fineline division in the fourth quarter of fiscal 2018, which incurred $35,000 in selling expenses during the first quarter of fiscal 2018. Additionally, salaries and personnel-related expenses decreased approximately $15,000 during the three months ended September 30, 2018 compared to the corresponding period of the prior year due to a vacancy in the position of Director of Business Development, which was filled in early fiscal 2019.

General and administrative expenses (“G&A”) consist of salaries and other personnel-related expenses of our accounting, finance and human resources personnel, professional fees, directors’ fees, and other costs and expenses attributable to being a public company. G&A increased by $61,000 for the three months ended September 30, 2018, when compared to the corresponding period of the prior fiscal year. The increase in total G&A expenses was primarily related to accrued bonuses, stock-based compensation expense related to the performance awards granted to employees in December 2017, as well as slightly higher legal and IT related expenses.

Research and development costs generally consist of compensation and other personnel-related costs of our engineering and support personnel, related professional and consulting fees, patent-related fees, lab costs, materials, and travel and related costs incurred in the development and support of our products. Research and development costs remained flat for the quarter ended September 30, 2018 compared to the corresponding prior year period. Although the total costs remained flat, the salaries and personnel-related costs increased due to more engineers in the department offset by decreased spending on the internal development of our Pro-Dex branded products, mostly because our driver for thoracic surgical applications was released for manufacture in the first quarter of fiscal 2019. Most of our current project efforts are billable to customers and therefore get recorded to cost of sales.

Other Income (Expense), net

Other income consists primarily of $65,000 in interest income from the loan participation note receivable described more fully in Note 9 to the condensed consolidated financial statements contained elsewhere in this report as well as approximately $10,000 in interest and dividend income from our investments. The other expense of $20,000 relates to interest expense from the notes payable described more fully in Note 10 to the condensed consolidated financial statements contained elsewhere in this report. The other income recorded in the quarter ended September 30, 2017 included dividend income earned from our investments as well as interest income on the loan participation note receivable.

Income Tax Expense

The effective tax rate for the three months ended September 30, 2018 is less than statutory rates due to federal and state research credits. The effective tax rate for the three months ended September 30, 2017 is slightly lower than statutory rates primarily due to current year federal research credits, a domestic manufacturing deduction and a true-up for prior year deferred state income taxes, partially offset by state income tax on current year income.

Liquidity and Capital Resources

Cash and cash equivalents at September 30, 2018 increased $3,127,000 to $8,315,000 as compared to $5,188,000 at June 30, 2018. The following table includes a summary of our condensed consolidated statements of cash flows contained elsewhere in this report.

	As of and For the Three Months Ended September 30,
	2018	2017
	(in thousands)
Cash provided by (used in):
Operating activities	$636	$1,061
Investing activities	$(1,293)	$(1,582)
Financing activities	$3,784	$2,171

Cash and Working Capital:
Cash and cash equivalents	$8,315	$5,855
Working capital	$18,689	$11,995

Operating Activities

Net cash provided by operating activities during the three months ended September 30, 2018 totaled $636,000. The primary sources of cash arose from the net income for the quarter of $1,349,000 offset by an increase in accounts receivable of $655,000 due to higher sales volumes in the first quarter of fiscal 2019 compared to the fourth quarter of fiscal 2018.

Net cash provided by operating activities during the three months ended September 30, 2017 totaled $1,061,000. The primary sources of cash arose from (a) the net income for the quarter of $628,000 as well as non-cash depreciation and amortization of $153,000, (b) a decrease of $1,284,000 in accounts receivable due to more timely collection of receivables from our largest customer, and (c) a decrease in prepaid expenses of $89,000. Uses of cash arose from primarily from (a) an increase of $427,000 in inventory and (b) a decrease of $744,000 in accounts payable, accrued expenses and deferred rent.

Investing Activities

Net cash used in investing activities for the three months ended September 30, 2018 was $1.3 million and related primarily to the purchase of marketable equity securities in the amount of $824,000 and manufacturing equipment in the amount of $477,000.

Net cash used in investing activities for the three months ended September 30, 2017 was $1.6 million and related primarily to the $1,150,000 Participation Agreement more fully described in Note 9 to the condensed consolidated financial statements contained elsewhere in this report. In addition, we invested $139,000 in equipment and $297,000 in marketable equity securities during the quarter ended September 30, 2017.

Financing Activities

Net cash provided by financing activities for the three months ended September 30, 2018 included $5.0 million in a term loan from Minnesota Bank and Trust more fully described in Note 10 to the condensed consolidated financial statements contained elsewhere in this report, offset by $1.1 million related to the repurchase of 108,088 shares of common stock pursuant to our share repurchase program.

We generated $2.2 million in cash from financing activities during the three months ended September 30, 2017 through sales of our common stock under our ATM agreement more fully described in Note 11 to the condensed consolidated financial statements contained elsewhere in this report.

Financing Facilities & Liquidity Requirements for the Next Twelve Months

As of September 30, 2018, our working capital was $18.7 million. We currently believe that our existing cash and cash equivalent balances together with our account receivable balances will provide us sufficient funds to satisfy our cash requirements as our business is currently conducted for at least the next 12 months. In addition to our cash and cash equivalent balances, we expect to derive a portion of our liquidity from our cash flows from operations. We may also borrow against our $2.0 million Revolving Loan with Minnesota Bank & Trust (See Note 10 to condensed consolidated financial statements contained elsewhere in this report).

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer (the principal executive officer and principal financial officer, respectively) have concluded based on their evaluation as of September 30, 2018 that our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) are effective. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

During the three months ended September 30, 2018, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 12 to condensed consolidated financial statements contained elsewhere in this report.

ITEM 1A. RISK FACTORS

Our business, future financial condition and results of operations are subject to a number of factors, risks and uncertainties, which are disclosed in Item 1A, entitled “Risk Factors” in Part I of our Annual Report on Form 10-K for our fiscal year ended June 30, 2018 as well as any amendments thereto or additions and changes thereto contained in this quarterly report on Form 10-Q for the quarter ended September 30, 2018. Additional information regarding some of those risks and uncertainties is contained in the notes to the condensed consolidated financial statements included elsewhere in this report and in Part I, Item 2, of this report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The risks and uncertainties disclosed in our Form 10-K, our quarterly reports on Form 10-Q and other reports filed with the SEC are not necessarily all of the risks and uncertainties that may affect our business, financial condition and results of operations in the future. There have been no material changes to the risk factors as disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2018.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchases by the Company of its common stock during the quarter ended September 30, 2018 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2018 to July 31, 2018	7,097	$6.65	7,097	476,920
August 1, 2018 to August 31, 2018	13,794	$6.83	13,794	463,126
September 1, 2018 to September 30, 2018	87,197	$11.13	87,197	375,929

All repurchases were made pursuant to the Company’s previously announced repurchase program.

ITEM 6. EXHIBITS

Exhibit	Description
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRO-DEX, INC.

Dated: November 8, 2018	By:	/s/ Richard L. Van Kirk
Richard L. Van Kirk
Chief Executive Officer (Principal Executive Officer)

Dated: November 8, 2018	By:	/s/ Alisha K. Charlton
Alisha K. Charlton
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit	Description
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document