Form 10-Q
period 2018-12-31
PRO DEX INC
filed 2019-02-07
CIK 788920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

———————

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended DECEMBER 31, 2018
OR
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

———————

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock outstanding as of the latest practicable date: 4,143,182 shares of common stock, no par value, as of February 1, 2019.

PRO-DEX, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2018

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PRO-DEX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share amounts)

	December 31, 2018	June 30, 2018
ASSETS
Current Assets:
Cash and cash equivalents	$8,871	$5,188
Investments	1,842	2,220
Accounts receivable, net of allowance for doubtful accounts of $1 and $14 at December 31, 2018 and at June 30, 2018, respectively	3,807	2,955
Deferred costs	175	32
Inventory	4,540	4,393
Notes receivable	1,197	1,176
Prepaid expenses and other current assets	343	269
Total current assets	20,775	16,233
Equipment and leasehold improvements, net	2,115	1,755
Intangibles, net	139	140
Deferred income taxes, net	936	1,678
Notes receivable, net of current portion	21	43
Other assets	40	68
Total assets	$24,026	$19,917

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$970	$1,083
Accrued expenses	1,052	1,266
Deferred revenue	30	31
Note payable and capital lease obligations	623	35
Income taxes payable	—	123
Total current liabilities	2,675	2,538
Deferred rent	123	97
Notes and capital leases payable, net of current portion	4,246	6
Total non-current liabilities	4,369	103
Total liabilities	7,044	2,641

Shareholders’ equity:
Common shares; no par value; 50,000,000 shares authorized; 4,143,182 and 4,331,089 shares issued and outstanding at December 31, 2018 and June 30, 2018, respectively	17,209	19,835
Accumulated other comprehensive loss	(349)	(153)
Retained earnings (accumulated deficit)	122	(2,406)
Total shareholders’ equity	16,982	17,276
Total liabilities and shareholders’ equity	$24,026	$19,917

The accompanying notes are an integral part of these condensed consolidated financial statements.

PRO-DEX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017

Net sales	$6,399	$5,560	$13,314	$10,723
Cost of sales	4,150	3,843	8,339	7,145
Gross profit	2,249	1,717	4,975	3,578

Operating (income) expenses:
Selling expenses	97	87	130	174
General and administrative expenses	633	576	1,197	1,080
Impairment of goodwill and intangible assets	—	229	—	229
Gain from disposal of equipment	—	(3)	(7)	(15)
Research and development costs	326	478	735	885
Total operating expenses	1,056	1,367	2,055	2,353

Operating income	1,193	350	2,920	1,225
Interest expense	(69)	(2)	(89)	(4)
Interest income	93	75	168	93
Gain on sale of investments	356	—	356	—

Income from operations before income taxes	1,573	423	3,355	1,314
Income tax expense	(394)	(78)	(827)	(341)
Net income	$1,179	$345	$2,528	$973

Other comprehensive loss, net of tax:
Unrealized loss from marketable equity investments	(494)	(15)	(349)	(124)
Comprehensive income	$685	$330	$2,179	$849

Basic & diluted net income per share:	$0.28	$0.08	$0.59	$0.23

Weighted average common shares outstanding:
Basic	4,195	4,359	4,263	4,255
Diluted	4,242	4,400	4,303	4,295
Common shares outstanding	4,143	4,360	4,143	4,360

The accompanying notes are an integral part of these condensed consolidated financial statements.

PRO-DEX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the Three and Six Months Ended December 31, 2018 and 2017

(Unaudited)

(In thousands, except share data)

	Common Shares
	Number of Shares	Amount	Accumulated Other Comprehensive Income (Loss)	Retained Earnings/ (Accumulated Deficit)	Total
Balance at June 30, 2017	4,025,193	$17,704	$33	$(4,027)	$13,710
Net income	—	—	—	628	628
Net change in unrealized gain (loss) from marketable equity investments, net of taxes	—	—	(109)	—	(109)
ESPP shares issued	3,099	16	—	—	16
Share-based compensation	—	3			3
Shares issued under ATM(1)	320,000	2,027	—	—	2,027
Balance at September 30, 2017	4,348,292	$19,750	$(76)	$(3,399)	$16,275
Net income	—	—	—	345	345
Net change in unrealized gain (loss) from marketable equity investments, net of taxes	—	—	(15)	—	(15)
Share-based compensation	—	46			46
Shares issued under ATM	12,189	93	—	—	93
Balance at December 31, 2017	4,360,481	$19,889	$(91)	$(3,054)	$16,744

Balance at June 30, 2018	4,331,089	$19,835	$(153)	$(2,406)	$17,276
Net income	—	—	—	1,349	1,349
Net change in unrealized gain (loss) from marketable equity investments, net of taxes	—	—	298	—	298
ESPP shares issued	1,820	10	—	—	10
Share-based compensation	—	10	—	—	10
Shares issued in connection with performance award vesting	40,000	—	—	—	—
Shares withheld from common stock issued to pay employee payroll taxes	(15,273)	(101)			(101)
Shares repurchases	(108,088)	(1,115)	—	—	(1,115)
Balance at September 30, 2018	4,249,548	$18,639	$145	$(1,057)	$17,727
Net income	—	—	—	1,179	1,179
Net change in unrealized gain (loss) from marketable equity investments, net of taxes	—	—	(494)	—	(494)
Share-based compensation	—	8	—	—	8
Exercise of stock options	3,000	7	—	—	7
Shares repurchases	(109,366)	(1,445)	—	—	(1,445)
Balance at December 31, 2018	4,143,182	$17,209	$(349)	$122	$16,982

(1)

Of the proceeds raised from the ATM shares issued during the first quarter of fiscal 2018, $142,000 were accounted for as a reduction of prepaid expenses.

The accompanying notes are an integral part of these condensed consolidated financial statements.

PRO-DEX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended December 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,528	$973
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	195	310
Gain from disposal of equipment	(7)	(15)
Share-based compensation	18	49
Impairment of goodwill and intangible assets	—	229
Gain on sale of investments	(356)	—
Deferred income tax expense	742	98
Bad debt recovery	(13)	—
Changes in operating assets and liabilities:
Accounts receivable and other current receivables	(838)	388
Deferred costs	(143)	3
Inventory	(147)	(112)
Prepaid expenses and other assets	(46)	(76)
Accounts payable, accrued expenses and deferred rent	(301)	(526)
Deferred revenue	(1)	(18)
Income taxes payable	(123)	—
Net cash provided by operating activities	1,508	1,303

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	(1,365)	(297)
Purchases of equipment and leasehold improvements	(540)	(713)
Increase in notes receivable	—	(1,500)
Proceeds from sale of investments	1,905	—
Proceeds from sale of equipment	7	30
Increase in intangibles	(14)	(15)
Net cash used in investing activities	(7)	(2,495)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchases of common stock	(2,560)	—
Proceeds from shares issued under ATM, net of commissions and fees	—	2,262
Proceeds from exercise of options and ESPP contributions	17	16
Payment of employee payroll taxes on net issuance of common stock	(101)	—
Proceeds from Minnesota Bank & Trust long-term debt, net of fees	4,942	—
Principal payments on notes payable and capital lease	(116)	(29)
Net cash provided by financing activities	2,182	2,249

Net increase in cash and cash equivalents	3,683	1,057
Cash and cash equivalents, beginning of period	5,188	4,205
Cash and cash equivalents, end of period	$8,871	$5,262

The accompanying notes are an integral part of these condensed consolidated financial statements.

PRO-DEX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

(Unaudited)

(In thousands)

	Six Months Ended December 31,
	2018	2017
Supplemental disclosures of cash flow information:

Noncash investing and financing activity:
Value of shares issued to employees under performance awards	$266	$—
Cash paid during the period for:
Interest	$66	$4
Income taxes	$305	$285

The accompanying notes are an integral part of these condensed consolidated financial statements.

PRO-DEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Pro-Dex, Inc. (“we,” “us,” “our,” “Pro-Dex” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-K. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements presented in our Annual Report on Form 10-K for the fiscal year ended June 30, 2018. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results of operations for such interim periods are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended June 30, 2018.

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

Recently Adopted Accounting Standards

Effective July 1, 2018, we adopted new revenue recognition guidance issued by the FASB related to contracts with customers. Under ASU 2014-09, (Topic 606) “Revenue From Contracts with Customers,” we recognize revenue from the sales of products and services by applying the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied. We utilized the modified retrospective method of adoption and there was no impact on our financial statements as a result of adopting Topic 606 for the three and six months ended December 31, 2018. We primarily sell finished products and recognize revenue at point of sale or delivery and the timing of revenue recognition has not changed with the adoption of the new guidance. However, we also perform services when we are engaged to design a product for a customer and there is more judgment involved in determining the amount and timing of revenue recognition under those types of contracts. In order to disclose the amount of revenue related to these services, where more judgment is required, we have added NRE & Prototypes to our net sales table included under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report, which had previously been reflected in Medical device and services.

Reclassifications

We have reclassified the gain on disposal of equipment in the amount of $7,000 and $15,000 for the three and six months ended December 31, 2017, respectively, to operating income (expense) from other income (expense) as prescribed by GAAP. This reclassification has no impact on our net income. We have also reclassified the tax effect of unrealized gain (loss) from marketable equity investments in the amount of $21,000 for the six months ended December 31, 2017 from a separate line item to deferred income taxes on the statement of cash flows. This reclassification has no impact on our net increase or decrease in cash, but properly reflects this change in net cash provided by or used in operating activities instead of investing activities.

PRO-DEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

NOTE 3. COMPOSITION OF CERTAIN FINANCIAL STATEMENT ITEMS

Inventory

Inventory is stated at the lower of cost (first-in, first-out) or net realizable value and consists of the following (in thousands):

	December 31, 2018	June 30, 2018
Raw materials /purchased components	$1,824	$1,878
Work in process	1,461	974
Sub-assemblies /finished components	1,185	1,193
Finished goods	70	348
Total inventory	$4,540	$4,393

Investments

Investments are stated at market value and consist of the following (in thousands):

	December 31, 2018	June 30, 2018
Marketable equity securities	$1,842	$2,220

Investments at December 31, 2018 and June 30, 2018 had an aggregate cost basis of $2,190,000 and $2,374,000, respectively. At December 31, 2018, the investments included net unrealized losses of $349,000 (gross unrealized losses of $421,000 offset by gross unrealized gains of $72,000). During the quarter ended December 31, 2018 we incurred unrealized losses of $548,000 and related tax benefit of $54,000 recorded in other comprehensive income. Additionally, during the quarter ended December 31, 2018, we liquidated one of our investments and recorded a realized gain in the amount of $356,000. During the six months ended December 31, 2018, we recorded unrealized losses of $196,000. At June 30, 2018, the investments included net unrealized losses of $153,000 (gross unrealized losses of $196,000 offset by gross unrealized gains of $43,000).

Of the total marketable equity securities at December 31, 2018 and June 30, 2018, $809,000 and $285,000, respectively, represent an investment in the common stock of Air T, Inc. Two of our Board members are also board members of Air T, Inc. and both either individually or through affiliates own an equity interest in Air T, Inc. Our Chairman, one of the two Board members aforementioned, also serves as the Chief Executive Officer and Chairman of Air T, Inc. The shares have been purchased through 10b5-1 Plans, which in accordance with our internal policies regarding the approval of related party transactions, was approved by our three Board members that are not affiliated with Air T, Inc.

PRO-DEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Intangibles

Intangibles consist of the following (in thousands):

	December 31, 2018	June 30, 2018
Covenant not to compete	$—	$30
Patent-related costs	178	164
Total intangibles	$178	$194
Less accumulated amortization	(39)	(54)
	$139	$140

The covenant not to compete relates to assets acquired in conjunction with a business acquisition. The covenant not to compete and related accumulated amortization were retired during the second quarter of fiscal 2019. Patent-related costs consist of legal fees incurred in connection with both patent applications and a patent issuance, and will be amortized over the estimated life of the product(s) that is or will be utilizing the technology, or expensed immediately in the event the patent office denies the issuance of the patent. Since we do not know when, or if, our patent applications will be issued, the future amortization expense is not predictable.

NOTE 4. WARRANTY

The warranty accrual is based on historical costs of warranty repairs and expected future identifiable warranty expenses, and is included in accrued expenses in the accompanying consolidated balance sheets. As of December 31, 2018 and June 30, 2018, the warranty reserve amounted to $99,000 and $107,000, respectively. Warranty expenses are included in cost of sales in the accompanying consolidated statements of operations. Changes in estimates to previously established warranty accruals result from current period updates to assumptions regarding repair costs and warranty return rates, and are included in current period warranty expense. Warranty expense relating to new product sales and changes to estimates for the three months ended December 31, 2018 and 2017 was $16,000 and $28,000, respectively, and for the six months ended December 31, 2018 and 2017 was $30,000 and $28,000, respectively.

Information regarding the accrual for warranty costs for the three and six months ended December 31, 2018 and 2017 are as follows (in thousands):

	As of and for the Three Months Ended December 31,
	2018	2017
Beginning balance	$95	$146
Accruals during the period	25	32
Changes in estimates of prior period warranty accruals	(9)	(4)
Warranty amortization	(12)	(24)
Ending balance	$99	$150

	As of and for the Six Months Ended December 31,
	2018	2017
Beginning balance	$107	$159
Accruals during the period	54	52
Changes in estimates of prior period warranty accruals	(24)	(24)
Warranty amortization	(38)	(37)
Ending balance	$99	$150

PRO-DEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

The following table presents reconciliations of the numerators and denominators of the basic and diluted earnings (loss) per share computations for net income (loss). In the tables below, income (loss) amounts represent the numerator, and share amounts represent the denominator (in thousands, except per share amounts):

	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017
Basic:
Net income	$1,179	$345	$2,528	$973
Weighted average shares outstanding	4,195	4,359	4,263	4,255
Basic income per share	$0.28	$0.08	$0.59	$0.23
Diluted:
Net income	$1,179	$345	$2,528	$973
Weighted average shares outstanding	4,195	4,359	4,263	4,255
Effect of dilutive securities – stock options	47	41	40	40
Weighted average shares used in calculation of diluted earnings per share	4,242	4,400	4,303	4,295
Diluted income per share	$0.28	$0.08	$0.59	$0.23

NOTE 6. INCOME TAXES

On December 22, 2017, the Tax Cuts and Jobs Act was enacted into law. The new legislation represented a fundamental and dramatic shift in US taxation. The new legislation contains several key tax provisions that will impact us including the reduction of the corporate tax rate to 21% effective January 1, 2018. The new legislation also includes a variety of other changes including, but not limited to, a limitation on the tax deductibility of interest expense, acceleration of business asset expensing, and a reduction in the amount of executive pay that could qualify as a deduction.

On December 22, 2017, the SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”) which addresses income tax accounting implications of the Tax Act. The purpose of the SAB 118 was to address any uncertainty or diversity of view in applying ASC Topic 740, Income Taxes, in the reporting period in which the Tax Act was enacted. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740. We have completed our accounting analysis as it relates to the newly enacted corporate tax rate as well as reassessing the realizability of our deferred tax assets and liabilities.

Deferred income taxes are provided on a liability method whereby deferred tax assets and liabilities are recognized for temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Significant management judgment is required in determining our provision for income taxes and the recoverability of our deferred tax assets. Such determination is based primarily on our historical taxable income, with some consideration given to our estimates of future taxable income by jurisdictions in which we operate and the period over which our deferred tax assets would be recoverable.

PRO-DEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

As of December 31, 2018, we have accrued $472,000 of unrecognized tax benefits related to federal and state income tax matters. This entire balance is expected to reduce the Company’s income tax expense if recognized and result in a corresponding decrease in the Company’s effective tax rate.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at July 1, 2018	$462
Additions based on tax positions related to the current year	10
Additions for tax positions of prior years	—
Balance at December 31, 2018	$472

We recognize accrued interest and penalties related to unrecognized tax benefits when applicable. As of December 31, 2018, no interest or penalties applicable to our unrecognized tax benefits have been accrued since we have sufficient tax attributes available to fully offset any potential assessment of additional tax.

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

NOTE 7. SHARE-BASED COMPENSATION

Through June 2014, we had two equity compensation plans, the Second Amended and Restated 2004 Stock Option Plan (the “Employee Stock Option Plan”) and the Amended and Restated 2004 Directors’ Stock Option Plan (the “Directors’ Stock Option Plan”) (collectively, the “Former Stock Option Plans”). There was no share-based compensation expense attributable to the Former Stock Option Plans for the three and six months ended December 31, 2018 and 2017, as all outstanding options under the Former Stock Option Plans are fully vested. The Employee Stock Option Plan and Director’s Stock Option Plan were terminated in June 2015 and September 2014, respectively.

In September 2016, our Board approved the establishment of the 2016 Equity Incentive Plan, which was approved by our shareholders at the November 29, 2016 Annual Meeting. The 2016 Equity Incentive Plan provides for the award of up to 1,500,000 shares of the Company’s common stock in the form of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted shares, restricted stock units, performance awards, and other stock-based awards. As of December 31, 2018, 200,000 performance awards have been granted under the 2016 Equity Incentive Plan.

Stock Options

No options were granted during the three or six months ended December 31, 2018 and 2017.

As of December 31, 2018, there was no unrecognized compensation cost under the Former Stock Option Plans, as all outstanding stock options are fully vested. As of December 31, 2018, the options outstanding had a weighted average remaining contractual life of 2.5 years and an intrinsic value of $552,000. Following is a summary of stock option activity for the six months ended December 31, 2018 and 2017:

	2018		2017
	Number of Shares	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Exercise Price
Outstanding at July 1,	57,000	$1.88	57,000	$1.88
Options granted	—	—	—	—
Options exercised	(3,000)	2.14	—	—
Options forfeited	—	—	—	—
Outstanding at end of period	54,000	$1.86	57,000	$1.88
Stock Options Exercisable at December 31,	54,000	$1.86	57,000	$1.88

PRO-DEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Performance Awards

In December 2017, the Compensation Committee of the Board of Directors granted 200,000 performance awards to our employees, which will generally be paid in shares of our common stock. Whether any performance awards vest, and the amount that does vest, is tied to the completion of service periods that range from 7 months to 9.5 years and the achievement of our common stock trading at certain pre-determined prices. The weighted average fair value of the performance awards granted was $4.46, calculated using the weighted average fair market value for each award, using a Monte Carlo simulation. We recorded share-based compensation expense of $8,000 and $46,000 for the three months ended December 31, 2018 and 2017, respectively, and $16,000 and $46,000 for the six months ended December 31, 2018 and 2017, respectively, related to these performance awards. On December 31, 2018, there was approximately $83,000 of unrecognized compensation cost related to these non-vested performance awards expected to be expensed over the weighted-average period of 4.38 years.

On July 1, 2018, it was determined by the Compensation Committee of our Board of Directors that the first of five tranches of 40,000 performance awards had been achieved and participants were awarded 40,000 shares of common stock. Each participant elected a net issuance to cover their individual withholding taxes and therefore we issued 24,727 shares of common stock and paid $101,000 of participant related payroll tax liabilities.

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

During the three months ended December 31, 2018 and 2017, we did not record any share-based compensation expense, due to the fact that no six-month offering period ended during either quarter. During the six months ended December 31, 2018 and 2017, 1,820 and 3,099 shares were purchased, respectively, and allocated to employees based upon their contributions at prices of $5.51 and $5.21, respectively, per share. On a cumulative basis, since the inception of the ESPP plan, employees have purchased a total of 17,943 shares. During each of the six months ended December 31, 2018 and 2017, we recorded share-based compensation expense in the amount of $2,000, relating to the ESPP.

NOTE 8. MAJOR CUSTOMERS AND SUPPLIERS

Information with respect to customers that accounted for sales in excess of 10% of our total sales in either of the three-month and the six-month periods ended December 31, 2018 and 2017 is as follows (in thousands, except percentages):

	Three Months Ended December 31,
	2018		2017
	Amount	Percent of Total	Amount	Percent of Total
Net sales	$6,399	100%	$5,560	100%

Customer concentration:
Customer 1	$4,135	64%	$3,062	55%
Customer 2	548	9%	737	13%
Customer 3	365	6%	624	11%
Total	$5,048	79%	$4,423	79%

PRO-DEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	Six Months Ended December 31,
	2018		2017
	Amount	Percent of Total	Amount	Percent of Total
Net sales	$13,314	100%	$10,723	100%

Customer concentration:
Customer 1	$8,449	64%	$6,088	57%
Customer 3	1,525	11%	1,095	10%
Customer 2	845	6%	1,242	12%
Total	$10,819	81%	$8,425	79%

Information with respect to accounts receivable from those customers whom comprised more than 10 % of our gross accounts receivable at either December 31, 2018 or June 30, 2018, is as follows (in thousands, except percentages):

	December 31, 2018		June 30, 2018
Total gross accounts receivable	$3,808	100%	$2,969	100%

Customer concentration:
Customer 1	$2,567	67%	$1,673	56%
Customer 2	483	13%	679	23%
Total	$3,050	80%	$2,352	79%

During the three months ended December 31, 2018 we had two suppliers accounting for 10% or more of total purchases. During the three months ended December 31, 2017, we did not have any suppliers accounting for more than 10% of our purchases. During each of the six months ended December 31, 2018 and 2017, we had one supplier that accounted for more than 10% of our total purchases, respectively, although these were different suppliers in each period.

Amounts owed to the fiscal 2018 significant supplier at December 31, 2018 and June 30, 2018 represented 11% and 3%, respectively, of total accounts payable.

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

Pursuant to the loan agreement entered into on the Closing Date between Principal and Borrower, the Loan initially bears interest at a fixed rate of 22% per annum, with payments of all accrued and unpaid interest due monthly commencing on October 1, 2017 and on the first day of each month thereafter. If the principal balance of the Loan was not paid in full by September 30, 2018, commencing on October 1, 2018 and continuing on the first day of the next 83 months thereafter, Borrower would, in addition to the aforementioned monthly interest payments, pay installments of principal equal to 1/84th of the principal balance outstanding under the Loan as of September 30, 2018. During the first quarter ended September 30, 2018, however, the Principal extended interest only payments to Borrower for an additional period of up to two months and has continued to grant subsequent extensions. We have continued to classify this note receivable as short-term pursuant to representations that the Borrower has made to Principal. We believe this note will be repaid in full during our third fiscal quarter ending March 31, 2019.

PRO-DEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Raymond E. Cabillot, a director of the Company, is the managing partner of Farnam Street Capital, Inc. (“Farnam”) and Farnam is the founding partner of the Principal. In accordance with our internal policies regarding the approval of related party transactions, the Participation was approved by our four Board members that are not affiliated with Farnam.

Fineline note receivable

On May 23, 2018, we completed the sale of substantially all of the assets of Fineline, which was engaged in the manufacture of plastic injection molds serving customers in a variety of industries. The aggregate purchase price was $310,000, of which $30,000 was paid in cash at closing and the balance of $280,000 is to be paid to us under the terms of a five-year promissory note, which bears interest at 4% per annum and requires sixty equal monthly payments of principal and accrued interest in the amount of approximately $5,000 each, beginning February 15, 2019. We have determined that there is uncertainty regarding the collectability of this note. Therefore, during fiscal 2018 we offset the gain on the sale of the division in the amount of approximately $211,000, against the impairment of the note receivable because we believe that the fair market value of the collateral securing the note is less than the face amount of the note. As of December 31, 2018, approximately $47,000 of this note receivable is classified as current.

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

The Term Loan matures on October 1, 2025 and bears interest at a fixed rate of 5.53% per annum. An initial payment of interest only in the amount of $18,433 was paid on October 1, 2018. Commencing November 1, 2018 and continuing on the first day of each subsequent month thereafter until the maturity date, we are required to make payments of principal and interest on the Term Loan of approximately $72,000, plus any additional accrued and unpaid interest through the date of payment. The balance owed on the Term Loan at December 31, 2018 is $4.9 million. The Revolving Loan matures on September 6, 2019 unless earlier terminated pursuant to its terms and bears interest at the greater of (a) 4.5% or (b) the difference of the prime rate as published in the Money Rates section of the Wall Street Journal minus 0.50%. Commencing on the first day of each month after we initially borrow against the Revolving Loan, which we have yet to do, and each month thereafter until maturity, we are required to pay all accrued and unpaid interest on the Revolving Loan through the date of payment. Any principal on the Revolving Loan that is not previously prepaid shall be due and payable on the maturity date (or earlier termination of the Revolving Loan).

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

PRO-DEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Jules & Associates

On July 21, 2016, we entered a master equipment lease agreement with Jules and Associates, Inc. to lease a specific machine used in our inspection process. The cost of the equipment was approximately $106,000 and the lease provides for 36 monthly payments in the amount of $3,121, as well as interim rent in the amount of $7,388. The lease was subsequently assigned to Hitachi Capital America Corporation. The balance owed on the lease as of December 31, 2018 is approximately $24,000.

NOTE 11. COMMON STOCK

Share Repurchase Program

In September 2013, our Board approved a share repurchase program authorizing us to repurchase up to 750,000 shares of our common stock. In accordance with, and as part of, this share repurchase program, our Board approved the adoption of several prearranged share repurchase plans intended to qualify for the safe harbor provided by Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (“10b5-1 Plan” or “Plan”). During the three and six months ended December 31, 2018, we repurchased 109,366 and 217,454 shares, respectively at an aggregate cost, inclusive of fees under the plan, of $1,445,000 and $2,560,000, respectively. The 10b5-1 Plans used to make the fiscal 2019 purchases have terminated in accordance with their terms as the aggregate purchase price of shares under the plan was achieved. On a cumulative basis, since the 2013 Board approval, we have repurchased a total of 483,487 shares under the share repurchase program at an aggregate cost of $3.7 million. All repurchases under the 10b5-1 Plans were administered through an independent broker.

At The Market Offering Agreement

In February 2017, our Board approved an ATM Agreement with Ascendiant Capital Markets, LLC (“Ascendiant”). The ATM Agreement allows us to sell shares of our common stock pursuant to specific parameters defined by us as well as those defined by the SEC and the ATM Agreement. During the three and six months ended December 31, 2017, we sold 12,189 and 332,189 shares of common stock, respectively, under the ATM at average prices of $7.84 and $7.02 per share, respectively, resulting in proceeds to us of $93,000 and $2.2 million, respectively, net of commissions and fees. From the inception of the ATM in February 2017 through December 31, 2017 we sold 340,465 shares of common stock for gross proceeds of $2,311,000 net of commissions and fees paid to Ascendiant totaling $72,000. The ATM allows for quick and agile sales of our common stock to interested investors and provides an opportunity to raise additional capital for working capital requirements or to fund strategic opportunities that may present themselves from time to time. In December 2017, the Board suspended the ATM indefinitely. The Board has the discretion to reactivate the ATM prior to February 16, 2020, the expiration of the ATM Agreement, unless earlier terminated by Ascendiant or us.

NOTE 12. COMMITMENTS AND CONTINGENCIES

Legal Matters

We are from time to time a party to various legal proceedings incidental to our business. There can be no certainty, however, that we may not ultimately incur liability or that such liability will not be material and adverse.

NOTE 13. SUBSEQUENT EVENT

On February 4, 2019, one of our customers, whom entered into a development contract with us in early fiscal 2019, executed a material procurement authorization in the amount of $3.4 million to support production orders for the private-labeled thoracic driver and related accessories, which we expect to ship in calendar 2019.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited interim condensed consolidated financial statements and the related notes and other financial information appearing elsewhere in this report.

COMPANY OVERVIEW

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of the results of operations and financial condition of Pro-Dex, Inc. (“Company,” “Pro-Dex,” “we,” “our,” or “us”) for the three-month and six-month periods ended December 31, 2018 and 2017. This discussion should be read in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this report. This report contains certain forward-looking statements and information. The cautionary statements included herein should be read as being applicable to all related forward-looking statements wherever they may appear. Our actual future results could differ materially from those discussed herein.

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

Basis of Presentation

The condensed consolidated results of operations presented in this report are not audited and those results are not necessarily indicative of the results to be expected for the entirety of the fiscal year ending June 30, 2019 or any other interim period during such fiscal year. Our fiscal year ends on June 30 and our fiscal quarters end on September 30, December 31, and March 31. Unless otherwise stated, all dates refer to our fiscal year and those fiscal quarters.

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used or changes in the accounting estimate that are reasonably likely to occur could materially change the financial statements. Management believes that there have been no significant changes during the three and six months ended December 31, 2018 to the items that we disclosed as our critical accounting policies in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended June 30, 2018.

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

Our patented adaptive torque-limiting software has been very well received in the CMF market and we have continued investment in this area with research and development focused on applying this technology to thoracic surgical applications. We invested $622,000 during fiscal 2018 and $838,000 life to date through December 31, 2018, on a thoracic driver utilizing adaptive torque-limiting software, and in early fiscal 2019, entered a development contract with a current significant customer to private-label this driver for their unique specifications. We currently anticipate sales to this existing customer will increase during fiscal 2020 as we add this product to their existing CMF driver and ancillary products that we currently supply. We have yet to receive any purchase orders form this customer and therefore none of these anticipated sales are included in our existing back log.

Additionally, we currently plan to engage a small group of independent medical device representatives in targeted locations throughout the United States to begin to sell not only the thoracic driver but future devices directly to hospitals, medical groups and out-patient surgical centers. This will enable us to diversify our customer concentration and slowly penetrate the end-user market.

In summary, our current objectives are focused primarily on maintaining our relationships with our current medical device customers, investing in research and development activities to design Pro-Dex branded drivers to leverage our torque-limiting software, and promoting new sales channels for both orthopedic shavers and screw drivers for a multitude of surgical applications, while monitoring closely the progress of all these individual endeavors. However, there can be no assurance that we will be successful in any of these objectives.

Description of Business Operations

Revenue

The majority of our revenue is derived from designing, developing and manufacturing surgical devices for the medical device industry. The proportion of total sales by type is as follows (in thousands, except percentages):

	Three Months Ended December 31,				Six Months Ended December 31,
	2018		2017		2018		2017
		% of Revenue		% of Revenue		% of Revenue		% of Revenue
Revenue:
Medical device and services	$5,965	93%	$5,088	92%	$12,305	92%	$9,751	91%
Industrial and scientific	196	3%	142	3%	484	4%	302	3%
Dental and component	111	2%	130	2%	239	2%	242	2%
Injection molds	—	—%	106	2%	—	—	224	2%
NRE & Proto-type	83	1	—	—	133	1%	46	—
Contract services (ESD)	—	—	—	—	—	—	10	—
Repairs and other	44	1%	94	1%	153	1%	148	2%
	$6,399	100%	$5,560	100%	$13,314	100%	$10,723	100%

Certain of our medical device products utilize proprietary designs developed by us under exclusive development and supply agreements. All of our medical device products utilize proprietary manufacturing methods and know-how, and are manufactured in our Irvine, California facility, as are our dental products, which are sold primarily to original equipment manufacturers and dental product distributors. During the prior fiscal year, we manufactured plastic injection molds in our San Dimas, California facility, a revenue stream generated from our acquisition of Fineline during the third quarter of fiscal 2015, which we subsequently sold during the fourth quarter of fiscal 2018.

Sales of our medical device products and related development services increased $0.9 million for the three months ended December 31, 2018 and increased $2.5 million for the six months ended December 31, 2018 compared to the corresponding periods of the prior fiscal year. Our medical device revenue to our largest customer increased $1.0 million and $2.4 million, respectively, for the three and six months ended December 31, 2018 compared the corresponding periods of the prior fiscal year, due to an increase in shipments of a surgical handpiece designed to be used in orthopedic surgery applications.

Sales of our compact pneumatic air motors, increased $54,000, or 38%, and $182,000, or 60% for the three and six months ended December 31, 2018 compared to the corresponding periods of the prior fiscal year. The revenue increase is due to an across the board price increase to both distributor and end-user customers effective January 2018 to better reflect the competitive landscape and our manufacturing costs.

Our dental and component revenue are generated from sales to many distributors and end-users. In January 2018, we sent notification to our dental product customers that we were discontinuing the manufacture of these products. Sales of our dental products and components remained flat and we expect future declines in this area as we are no longer manufacturing this line of products, but rather are simply selling remaining component inventory. The cessation of our dental line of products is not expected to have a material impact on our financial position or results of operations.

At December 2018, we had a backlog of approximately $25.0 million, of which $13.3 million is scheduled to be delivered in the third and fourth quarters of fiscal 2019 and the balance is scheduled to be delivered next fiscal year. Our backlog represents firm purchase orders received and acknowledged from our customers and does not include all revenue expected to be generated from existing customer contracts. We may experience variability in our new order bookings due to various reasons, including, but not limited to, the timing of major new product launches and customer planned inventory builds. However, we do not typically experience seasonal fluctuations in our shipments and revenues.

Cost of Sales and Gross Margin
(in thousands except percentages)

	Three Months Ended December 31,				Six Months Ended December 31,
	2018		2017		2018		2017
		% of Total		% of Total		% of Total		% of Total
Cost of sales:
Product cost	$3,988	96%	$3,571	93%	$8,070	97%	$6,753	94%
Under(over)-absorption of manufacturing costs	94	2%	192	5%	95	1%	263	4%
Inventory and warranty charges	68	2%	80	2%	174	2%	129	2%
Total cost of sales	$4,150	100%	$3,843	100%	$8,339	100%	$7,145	100%

	Three Months Ended December 31,		Six Months Ended December 31,		Year over Year ppt Change
	2018	2017	2018	2017	Three Months	Six Months

Gross margin	35%	31%	37%	33%	4	4

Cost of sales for the three months ended December 31, 2018 increased $307,000 or 8 percent compared to the corresponding period of the prior fiscal year. The increase in total costs of sales is consistent with the 15 percent increase in revenue for the same period. Under-absorption of manufacturing costs decreased by $98,000 for the three months ended December 31, 2018 compared to the corresponding period of the prior fiscal year due primarily to adjustments made to our standard labor and overhead rates at the beginning of fiscal 2019 in anticipation of higher spending in our machine shop and quality departments. Costs relating to inventory and warranty charges decreased by $12,000 for the second quarter ended December 31, 2018 compared to the second quarter of the prior fiscal year.

Gross profit increased by approximately $532,000 or 31 percent for the three months ended December 31, 2018 compared to the corresponding period of the prior fiscal year, primarily as a result of the increase in revenue discussed above. Gross margin as a percentage of sales increased by approximately 4 percentage points compared to the corresponding period of the prior fiscal year due primarily to the increased revenue which allows us to better absorb our fixed manufacturing costs.

Cost of sales for the six months ended December 31, 2018 increased by $1.2 million or 17 percent compared to the corresponding period of the prior fiscal year, consistent with the increased revenue of 24 percent for the same period, the reasons for which are discussed above. Additionally, total cost of sales reflects a $168,000 decrease in under-absorbed manufacturing costs as we are under-absorbed by $95,000 for the six months ended December 31, 2018. We adjusted our standard labor and over-head rates at the beginning of fiscal 2019 in anticipation of higher spending in our machine shop and quality departments.

Gross profit increased by $1.4 million or 39 percent for the six months ended December 31, 2018 compared to the corresponding period of the prior fiscal year, primarily as a result of the increase in revenue of 24 percent with only a corresponding 17 percent increase in cost of sales. Gross margin for the six months ended December 31, 2018 increased by approximately 4 percentage points compared to the corresponding period of the prior fiscal year.

Operating Expenses

Operating Costs and Expenses
(in thousands except % change)

	Three Months Ended December 31,				Six Months Ended December 31,				Year over Year % Change
	2018		2017		2018		2017		Three Months	Six Months
		% of Revenue		% of Revenue		% of Revenue		% of Revenue
Operating expenses:
Selling expenses	$97	2%	$87	2%	$130	1%	$174	2%	12%	(25%)
Impairment of goodwill and intangible assets	—	—	229	4%	—	—	229	2%	(100%)	(100%)
General and administrative expenses	633	10%	576	10%	1,197	9%	1,080	10%	10%	(11%)
Research and development costs	326	5%	478	9%	735	6%	885	8%	(32%)	(17%)
	$1,056	17%	$1,370	25%	$2,062	16%	$2,368	22%	(23%)	(13%)

Selling expenses consist of salaries and other personnel-related expenses for our business development departments, as well as advertising and marketing expenses, and travel and related costs incurred in generating and maintaining our customer relationships. Selling expenses for the three months ended December 31, 2018 increased $10,000, or 12 percent compared to the corresponding period of fiscal 2018. The increase relates primarily to a recruiting fee and sign-on bonus totaling $50,000 related to the hiring of our new Director of Business Development late in the quarter, offset by $37,000 in expenses related to our former Fineline division. Selling expenses decreased $44,000 or 25% for the six months ended December 31, 2018 compared to the corresponding period of the prior fiscal year which is attributable primarily to the sale of the Fineline division in the fourth quarter of fiscal 2018, which incurred $73,000 in expenses offset by an increase in salary and related expenses.

The fiscal 2018 impairment of goodwill and intangible assets related to Fineline’s goodwill, tradename and customer list, which was impaired during the second quarter ended December 31, 2017 in conjunction with an impairment analysis. This business was subsequently sold during the fourth quarter of fiscal 2018.

General and administrative expenses (“G&A”) consists of salaries and other personnel-related expenses of our accounting, finance and human resource personnel, as well as costs for outsourced information technology services, professional fees, directors’ fees, and other costs and expenses attributable to being a public company. G&A increased $57,000 and $117,000, respectively, during the three and six months ended December 31, 2018 when compared to the corresponding periods of the prior fiscal year. The increase in total G&A expenses was related to increased legal fees, increased bonus accruals as well as increased information technology costs as we changed third-party providers in the fourth quarter of fiscal 2018.

Research and development costs generally consist of salaries, employer paid benefits, and other personnel related costs of our engineering and support personnel, as well as allocated facility and information technology costs, professional and consulting fees, patent-related fees, lab costs, materials, and travel and related costs incurred in the development and support of our products. Research and development costs for the three and six months ended December 31, 2018 decreased $152,000 and $150,000, respectively, compared to the corresponding periods of the prior fiscal year. The decrease is primarily due to decreased spending on the Pro-Dex-branded driver for thoracic surgical applications as development is nearing completion.

Although the majority of our research and development costs relate to sustaining activities related to products we currently manufacture and sell, we have created a product roadmap to develop future products. The research and development costs represent between 31% and 37% of total operating expenses for all periods presented, and are expected to increase in the future as we continue to invest in the business. The amount spent on projects under development is summarized below (in thousands):

	Three and Six Months ended December 31, 2018		Three and Six Months ended December 31, 2017		Market Launch	Est Annual Revenue
Total Research & Development costs:	$326	$735	$478	$885

Products in development:
Thoracic Driver	$33	$107	$178	$318	03/19	$4,000
Arthroscopic Shaver	38	60	—	—	08/19	$600
Arthroscopic Attachment	9	16	—	—	03/19	$150
CMF Driver	2	3	—	—	11/19	$350
Sustaining & Other	244	549	300	567
Total	$326	$735	$478	$885

Customer CMF Driver (1)	$152	$217	$—	$—	09/19	$2,500

(1)	Costs incurred related to customer contracts are included in costs of sales and deferred costs and are not included in research and development costs.

Interest Income

Interest income relates primarily to the loan participation note receivable described more fully in Note 9 to the condensed consolidated financial statements contained elsewhere in this report as well as approximately $28,000 and $39,000, respectively, for the three and six months ended December 31, 2018 in interest and dividend income from our money market accounts and investments.

Interest Expense

Interest expense consists primarily of interest expense related to the loans and notes payable described more fully in Note 10 to the condensed consolidated financial statements contained elsewhere in this report and capital lease obligations for leased equipment.

Gain on sale of investments

During the quarter ended December 31, 2018, we liquidated one of the stocks in our portfolio of equity investments receiving proceeds of $1.9 million and recording a gain on the sale in the amount of $356,000.

Income Tax Expense

The effective tax rate for the three and six months ended December 31, 2018 is less than our combined federal and applicable state corporate income tax rates due to federal and state research credits and the new foreign-derived intangible income deduction. The effective tax rates for the three and six months ended December 31, 2017 represent a blended rate for the rates in existence before and after the new tax legislation was adopted (See Note 6 of Notes to condensed consolidated financial statements contained elsewhere in this report).

Liquidity and Capital Resources

Cash and cash equivalents at December 31, 2018 increased $3.7 million to $8.9 million as compared to $5.2 million at June 30, 2018. The following table includes a summary of our condensed consolidated statements of cash flows contained elsewhere in this report.

	As of and For the Six Months Ended December 31,
	2018	2017
	(in thousands)
Cash provided by (used in):
Operating activities	$1,508	$1,303
Investing activities	$(7)	$(2,495)
Financing activities	$2,182	$2,249

Cash and Working Capital:
Cash and cash equivalents	$8,871	$5,262
Working Capital	$18,100	$11,965

Operating Activities

Net cash provided by operating activities was $1.5 million for the six months ended December 31, 2018 primarily due to net income of $2.5 million offset by an increase in accounts receivable of $838,000, reflecting a slower payment trend from our largest customer.

Net cash provided by operating activities was $1.3 million for the six months ended December 31, 2017 primarily due to net income of $973,000, non-cash depreciation and amortization of $310,000, and non-cash impairment charges of $229,000. The $526,000 decrease in trade payables and accrued expenses during the six months ended December 31, 2017 included payment of approximately $380,000 of bonuses for employees. The decrease of $388,000 in trade receivables during the six months ended December 31, 2017 reflects more timely payments from our customers as compared to the corresponding period of the prior fiscal year.

Investing Activities

During the six months ended December 31, 2018, we sold one of the stocks in our investment portfolio and received proceeds of $1.9 million, including a gain in the amount of $356,000. Offsetting this cash inflow we also invested $1.4 million in marketable equity securities and purchased $540,000 in machinery and equipment.

Net cash used in investing activities for the six months ended December 31, 2017 was $2.5 million and related primarily to the $1,150,000 Participation Agreement and an additional $350,000 investment made in Monogram Orthopaedics Inc., which we subsequently wrote-off during the fourth quarter of fiscal 2018. In addition, we invested $713,000 in equipment and $297,000 in marketable equity securities during the six months ended December 31, 2017.

Financing Activities

Net cash provided by financing activities for the six months ended December 31, 2018 included $5.0 million in a term loan from Minnesota Bank and Trust more fully described in Note 10 to the condensed consolidated financial statements contained elsewhere in this report, offset by $2.6 million related to the repurchase of 217,454 shares of our common stock pursuant to our share repurchase program.

We generated $2.2 million in cash from financing activities during the six months ended December 31, 2017 through sales of our common stock under our ATM program more fully described in Note 11 to the condensed consolidated financial statements contained elsewhere in this report.

Financing Facilities & Liquidity Requirements for the next twelve months

As of December 31, 2018, our working capital was $18.1 million. We currently believe that our existing cash and cash equivalent balances together with our accounts receivable balances will provide us sufficient funds to satisfy our cash requirements as our business is currently conducted for at least the next 12 months. In addition to our cash and cash equivalent balances, we expect to derive a portion of our liquidity from our cash flows from operations. We may also borrow against our $2.0 million Revolving Loan with Minnesota Bank & Trust (See Note 10 to condensed consolidated financial statements contained elsewhere in this report).

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

Investment Strategy

Pro-Dex invests surplus cash from time to time through its Investment Committee which was formed in April 2013. The committee is comprised of one management director, Mr. Van Kirk and two non-management directors, Mr. Cabillot and Mr. Swenson, who chairs the committee. Both Mr. Cabillot and Mr. Swenson are active investors with extensive portfolio management expertise. We leverage the experience of these committee members to make investment decisions for the investment of our surplus operating capital or borrowed funds. The Investment Committee approved each of the investments comprising the $1.8 million of marketable public equity securities held at December 31, 2018.

Other Matters

During the second quarter of fiscal 2019, Moss Adams, the Company’s independent registered public accounting firm, identified that the concurring review partner who performed the initial engagement quality review on the interim financial statements for our first quarter of fiscal 2019 had completed five consecutive years of service, and therefore, was not eligible to serve in this role.

Upon identification of the matter, the lead audit partner advised the Company’s Chief Financial Officer and Audit Committee Chairman of the independence violation and that Moss Adams’ had reperformed the engagement quality review in accordance with AS 1220. The results of the review reaffirmed the original conclusions reached.

On November 27, 2018, the Company’s Audit Committee held a meeting and discussed the independence violation. The Committee’s conclusions were that: (i) notwithstanding the circumstances, they believed Moss Adams maintained appropriate objectivity and impartiality in performance of the reviews; (ii) a reasonable investor would conclude that the independence violation did not impair Moss Adams’ ability to be objective and exercise impartial judgment in connection with its review of the September 30, 2018 interim financial statements; and (iii) a reasonable investor would conclude that Moss Adams continuing to serve as auditor of the Company is appropriate.

Accordingly, the Company will continue to engage Moss Adams to perform its fiscal 2019 independent audit.

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

In accordance with SEC rules, an evaluation was performed under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer of the effectiveness, as of December 31, 2018, of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). “Internal control over financial reporting” includes those policies and procedures that:

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

Based on that evaluation as of December 31, 2018, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective.

Internal Control over Financial Reporting

During the three months ended December 31, 2018, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 12 of Notes to condensed consolidated financial statements contained elsewhere in this report.

ITEM 1A. RISK FACTORS

Our business, future financial condition and results of operations are subject to a number of factors, risks and uncertainties, which are disclosed in Item 1A, entitled “Risk Factors” in Part I of our Annual Report on Form 10-K for our fiscal year ended June 30, 2018 as well as any amendments thereto or additions and changes thereto contained in this quarterly report on Form 10-Q for the quarter ended December 31, 2018. Additional information regarding some of those risks and uncertainties is contained in the notes to the condensed consolidated financial statements included elsewhere in this report and in Item 2, entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I of this report. The risks and uncertainties disclosed in our Form 10-K, our quarterly reports on Form 10-Q and other reports filed with the SEC are not necessarily all of the risks and uncertainties that may affect our business, financial condition and results of operations in the future.

There have been no material changes to the risk factors as disclosed in our annual report on Form 10-K for the fiscal year ended June 30, 2018, except as provided in any amendments thereto.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchases by the Company of its common stock during the quarter ended December 31, 2018 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2018 to October 31, 2018	21,141	$9.87	21,141	354,788
November 1, 2018 to November 30, 2018	75,198	$13.96	75,198	279,590
December 1, 2018 to December 31, 2018	13,027	$14.31	13,027	266,563

All repurchases were made pursuant to the Company’s previously announced repurchase program.

ITEM 6. EXHIBITS

Exhibit	Description
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRO-DEX, INC.

Dated: February 7, 2019	By:	/s/ Richard L. Van Kirk
Richard L. Van Kirk
Chief Executive Officer (Principal Executive Officer)

Dated: February 7, 2019	By:	/s/ Alisha K. Charlton
Alisha K. Charlton
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit	Description
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document