Form 10-Q
period 2019-03-31
PRO DEX INC
filed 2019-05-09
CIK 788920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

———————

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended MARCH 31, 2019
OR
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, no par value	PDEX	NASDAQ Capital Market

Indicate the number of shares outstanding of each of the registrant’s classes of common stock outstanding as of the latest practicable date: 4,112,663 shares of common stock, no par value, as of May 1, 2019.

PRO-DEX, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2019

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PRO-DEX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share amounts)

	March 31, 2019	June 30, 2018
ASSETS
Current Assets:
Cash and cash equivalents	$9,661	$5,188
Investments	2,814	2,220
Accounts receivable, net of allowance for doubtful accounts of $0 and $14 at March 31, 2019 and at June 30, 2018, respectively	3,742	2,955
Deferred costs	267	32
Inventory	4,805	4,393
Notes receivable	65	1,176
Prepaid expenses and other current assets	707	269
Total current assets	22,061	16,233
Equipment and leasehold improvements, net	2,511	1,755
Intangibles, net	133	140
Deferred income taxes, net	652	1,678
Investments	234	—
Notes receivable, net of current portion	—	43
Other assets	40	68
Total assets	$25,631	$19,917

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,543	$1,083
Accrued expenses	1,121	1,266
Deferred revenue	200	31
Note payable and capital lease obligations	622	35
Income taxes payable	265	123
Total current liabilities	3,751	2,538
Deferred rent	135	97
Notes and capital leases payable, net of current portion	4,091	6
Total non-current liabilities	4,226	103
Total liabilities	7,977	2,641
Shareholders’ equity:
Common shares; no par value; 50,000,000 shares authorized; 4,136,191 and 4,331,089 shares issued and outstanding at March 31, 2019 and June 30, 2018, respectively	17,116	19,835
Accumulated other comprehensive loss	(316)	(153)
Retained earnings (accumulated deficit)	854	(2,406)
Total shareholders’ equity	17,654	17,276
Total liabilities and shareholders’ equity	$25,631	$19,917

The accompanying notes are an integral part of these condensed consolidated financial statements.

PRO-DEX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2019	2018	2019	2018

Net sales	$6,854	$5,494	$20,168	$16,217
Cost of sales	4,591	3,518	12,930	10,663
Gross profit	2,263	1,976	7,238	5,554

Operating (income) expenses:
Selling expenses	122	83	252	257
General and administrative expenses	641	701	1,838	1,781
Impairment of goodwill and long-lived assets	—	—	—	230
Gain from disposal of equipment	—	—	(7)	(16)
Research and development costs	603	560	1,337	1,445
Total operating expenses	1,366	1,344	3,420	3,697

Operating income	897	632	3,818	1,857
Interest expense	(67)	(2)	(156)	(6)
Gain on sale of investments	—	—	356	—
Interest and other income	93	73	261	166

Income before income taxes	923	703	4,279	2,017
Income tax expense	(191)	(223)	(1,019)	(564)
Net income	$732	$480	$3,260	$1,453

Other comprehensive income (loss), net of tax:
Unrealized gain (loss) from marketable equity investments, net of income taxes	33	60	(163)	(64)
Comprehensive income	$765	$540	$3,097	$1,389

Basic net income per share:
Net income	$0.18	$0.11	$0.77	$0.34
Diluted net income per share:
Net income	$0.17	$0.11	$0.75	$0.34

Weighted average common shares outstanding:
Basic	4,143	4,363	4,224	4,290
Diluted	4,257	4,403	4,338	4,330
Common shares outstanding	4,136	4,361	4,136	4,361

The accompanying notes are an integral part of these condensed consolidated financial statements.

PRO-DEX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the Three and Nine Months Ended March 31, 2019 and 2018

(Unaudited)

(In thousands, except share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2019	2018	2019	2018
Common shares:
Balance, beginning of period	$17,209	$19,889	$19,835	$17,704
Share-based compensation expense	10	142	28	191
Shares issued under ATM(1)	—	—	—	2,120
Share repurchases	(115)	(18)	(2,675)	(18)
Shares withheld from common stock issued to pay employee payroll taxes	—	—	(101)	—
Exercise of stock options	—	—	7
ESPP shares issued	12	21	22	37
Balance, at end of period	$17,116	$20,034	$17,116	$20,034

Accumulated other comprehensive income (loss):
Balance, beginning of period	$(349)	$(91)	$(153)	$33
Net change in unrealized gain (loss) from marketable securities, net of taxes	33	60	(163)	(64)
Balance, at end of period	$(316)	$(31)	$(316)	$(31)

Retained earnings/(accumulated deficit):
Balance, beginning of period	$122	$(3,054)	$(2,406)	$(4,027)
Net income	732	480	3,260	1,453
Balance, at end of period	$854	$(2,574)	$854	$(2,574)

Total shareholders’ equity	$17,654	$17,429	$17,654	$17,429

(1)

Of the proceeds raised from the ATM shares issued during the first quarter of fiscal 2018, $142,000 were accounted for as a reduction of prepaid expenses.

The accompanying notes are an integral part of these condensed consolidated financial statements.

PRO-DEX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,260	$1,453
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	309	472
Amortization of loan fees	5	—
Gain on disposal of equipment	(7)	(16)
Gain on sale of investments	(356)	—
Share-based compensation	28	191
Impairment of goodwill and long-lived assets	—	230
Deferred income taxes	1,026	224
Bad debt recovery	(14)	—
Changes in operating assets and liabilities:
Accounts receivable	(773)	103
Deferred costs	(235)	12
Assets held for sale	—	(84)
Inventory	(412)	(298)
Prepaid expenses and other assets	(410)	21
Accounts payable, accrued expenses and deferred rent	353	(576)
Deferred revenue	169	57
Income taxes payable	142	—
Net cash provided by operating activities	3,085	1,789

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	(2,562)	(806)
Purchases of equipment and leasehold improvements	(1,048)	(820)
Proceeds from dividend reclassified as return of principal	23	—
Increase in notes receivable	—	(1,500)
Proceeds from collection of notes receivable	1,154	—
Proceeds from sale of investments	1,905	—
Proceeds from sale of equipment	7	30
Increase in intangibles	(11)	(11)
Net cash used in investing activities	(532)	(3,107)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchases of common stock	(2,675)	(18)
Proceeds from shares issued under ATM, net of commissions and fees	—	2,262
Proceeds from exercise of options and ESPP contributions	29	38
Borrowings from Minnesota Bank & Trust, net of loan origination fees	4,940	—
Payments of employee payroll taxes on net issuance of common stock	(101)	—
Principal payments on notes payable and capital lease	(273)	(70)
Net cash provided by financing activities	1,920	2,212

Net increase in cash and cash equivalents	4,473	894
Cash and cash equivalents, beginning of period	5,188	4,205
Cash and cash equivalents, end of period	$9,661	$5,099

The accompanying notes are an integral part of these condensed consolidated financial statements.

PRO-DEX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

(Unaudited)

(In thousands)

	Nine Months Ended March 31,
	2019	2018

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$134	$6
Income taxes	$315	$287

The accompanying notes are an integral part of these condensed consolidated financial statements.

PRO-DEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Pro-Dex, Inc. (“we,” “us,” “our,” “Pro-Dex” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-K. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements presented in our Annual Report on Form 10-K for the fiscal year ended June 30, 2018. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results of operations for such interim periods are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended June 30, 2018.

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

Recently Adopted Accounting Standards

Effective July 1, 2018, we adopted new revenue recognition guidance issued by the FASB related to contracts with customers. Under ASU 2014-09, (Topic 606) “Revenue From Contracts with Customers,” we recognize revenue from the sales of products and services by applying the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied. We utilized the modified retrospective method of adoption and there was no impact on our financial statements as a result of adopting Topic 606 for the three and nine months ended March 31, 2019. We primarily sell finished products and recognize revenue at point of sale or delivery and the timing of revenue recognition has not changed with the adoption of the new guidance. However, we also perform services when we are engaged to design a product for a customer and there is more judgment involved in determining the amount and timing of revenue recognition under those types of contracts. In order to disclose the amount of revenue related to these services, where more judgment is required, we have added “NRE & Prototypes” to our net sales table included under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report, which in our prior reports had been reflected in “Medical device and services”.

Reclassifications

We have reclassified the gain on disposal of equipment in the amount of $16,000 for the nine months ended March 31, 2018, to operating income (expense) from other income (expense) as prescribed by U.S. GAAP. This reclassification has no impact on our net income. We have also reclassified the tax effect of unrealized losses from marketable equity investments in the amount of $21,000 for the nine months ended March 31, 2018 from a separate line item to deferred income taxes on the statement of cash flows. This reclassification has no impact on our net increase or decrease in cash.

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

NOTE 3. COMPOSITION OF CERTAIN FINANCIAL STATEMENT ITEMS

Inventory

Inventory is stated at the lower of cost (first-in, first-out) or net realizable value and consists of the following (in thousands):

	March 31, 2019	June 30, 2018
Raw materials /purchased components	$2,099	$1,878
Work in process	1,431	974
Sub-assemblies /finished components	1,157	1,193
Finished goods	118	348
Total inventory	$4,805	$4,393

Investments

Investments are stated at market value and consist of the following (in thousands):

	March 31, 2019	June 30, 2018
Marketable equity securities – short-term	$2,814	$2,220
Marketable equity securities – long-term	234	—
Total Marketable equity securities	$3,048	$2,220

Investments at March 31, 2019 and June 30, 2018 had an aggregate cost basis of $3,364,000 and $2,373,000, respectively. The long-term investments include an equity security purchased during the third quarter of fiscal 2019 that is thinly traded and therefore we classified the asset as long term in nature because even if we decide to sell the stock we may not be able to sell our position within one year. At March 31, 2019, the investments included gross unrealized losses of $316,000 and no unrealized gains. At June 30, 2018, the investments included net unrealized losses of $153,000 (gross unrealized losses of $196,000 offset by gross unrealized gains of $43,000).

Of the total short-term marketable equity securities at March 31, 2019 and June 30, 2018, $997,000 and $285,000, respectively, represent an investment in the common stock of Air T, Inc. Two of our Board members are also board members of Air T, Inc. and both either individually or through affiliates own an equity interest in Air T, Inc. Our Chairman, one of the two Board members aforementioned, also serves as the Chief Executive Officer and Chairman of Air T, Inc. The shares have been purchased through 10b5-1 Plans, which in accordance with our internal policies regarding the approval of related party transactions, was approved by our three Board members that are not affiliated with Air T, Inc.

PRO-DEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

We invest surplus cash from time to time through our Investment Committee, which is comprised of one management director, Mr. Van Kirk, and two non-management directors, Mr. Cabillot and Mr. Swenson, who chairs the committee. Both Mr. Cabillot and Mr. Swenson are active investors with extensive portfolio management expertise. We leverage the experience of these committee members to make investment decisions for the investment of our surplus operating capital or borrowed funds. Additionally, many of our securities holdings include stocks of public companies that either Messrs. Swenson or Cabillot or both may own from time to time either individually or through the investment funds that they manage, or other companies whose boards they sit on, such as Air T, Inc.

Intangibles

Intangibles consist of the following (in thousands):

	March 31, 2019	June 30, 2018
Covenant not to compete	—	30
Patent-related costs	175	164
Total intangibles	$175	$194
Less accumulated amortization	(42)	(54)
	$133	$140

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

NOTE 4. WARRANTY

The warranty accrual is based on historical costs of warranty repairs and expected future identifiable warranty expenses and is included in accrued expenses in the accompanying consolidated balance sheets. As of March 31, 2019 and June 30, 2018, the warranty reserve amounted to $136,000 and $107,000, respectively. Warranty expenses are included in cost of sales in the accompanying consolidated statements of operations. Changes in estimates to previously established warranty accruals result from current period updates to assumptions regarding repair costs and warranty return rates, and are included in current period warranty expense. Warranty expense relating to new product sales and changes to estimates for the three months ended March 31, 2019 and 2018 was $52,000 and $8,000, respectively, and for the nine months ended March 31, 2019 and 2018 was $82,000 and $36,000, respectively.

Information regarding the accrual for warranty costs for the three and nine months ended March 31, 2019 and 2018 are as follows (in thousands):

	As of and for the Three Months Ended March 31,
	2019	2018
Beginning balance	$99	$150
Accruals during the period	39	24
Changes in estimates of prior period warranty accruals	13	(16)
Warranty amortization	(15)	(21)
Ending balance	$136	$137

PRO-DEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	As of and for the Nine Months Ended March 31,
	2019	2018
Beginning balance	$107	$159
Accruals during the period	93	76
Changes in estimates of prior period warranty accruals	(11)	(40)
Warranty amortization	(53)	(58)
Ending balance	$136	$137

NOTE 5. NET INCOME (LOSS) PER SHARE

We calculate basic net income (loss) per share by dividing net income (loss) by the weighted-average number of common shares outstanding during the reporting period. The weighted-average number of common shares outstanding reflects the effects of potentially dilutive securities, in income generating periods, which consist entirely of outstanding stock options and performance awards.

The following table presents reconciliations of the numerators and denominators of the basic and diluted earnings (loss) per share computations for net income (loss). In the tables below, income (loss) amounts represent the numerator, and share amounts represent the denominator (in thousands, except per share amounts):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2019	2018	2019	2018
Basic:
Net income	$732	$480	$3,260	$1,453
Weighted average shares outstanding	4,143	4,363	4,224	4,290
Basic income per share	$0.18	$0.11	$0.77	$0.34

Diluted:
Net income	$732	$480	$3,260	$1,453
Weighted average shares outstanding	4,143	4,363	4,224	4,290
Effect of dilutive securities – stock options & performance awards	114	40	114	40
Weighted average shares outstanding used in calculation of diluted earnings per share	4,257	4,403	4,338	4,330
Diluted income per share	$0.17	$0.11	$0.75	$0.34

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

PRO-DEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

As of March 31, 2019, we have accrued $479,000 of unrecognized tax benefits related to federal and state income tax matters. This entire balance is expected to reduce the Company’s income tax expense if recognized and result in a corresponding decrease in the Company’s effective tax rate.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	March 31,
	2019	2018
Unrecognized tax benefits:
Beginning balance	$462	$446
Additions based on tax positions related to the current year	17	12
Additions for tax positions of prior years	—	—
Ending balance	$479	$458

We recognize accrued interest and penalties related to unrecognized tax benefits when applicable. As of March 31, 2019, no interest or penalties applicable to our unrecognized tax benefits have been accrued since we have sufficient tax attributes available to fully offset any potential assessment of additional tax.

We are subject to U.S. federal income tax, as well as income tax of multiple state tax jurisdictions. We are currently open to audit under the statute of limitations by the Internal Revenue Service for the years ended June 30, 2016 and later. Our state income tax returns are open to audit under the statute of limitations for the years ended June 30, 2015 and later. We do not anticipate a significant change to the total amount of unrecognized tax benefits within the next 12 months.

On December 22, 2017, the Tax Cuts and Jobs Act was enacted into law. The new legislation represented a fundamental and dramatic shift in US taxation. The new legislation contains several key tax provisions that have impacted us including the reduction of the corporate tax rate to 21% effective January 1, 2018. The new legislation also included a variety of other changes including, but not limited to, a limitation on the tax deductibility of interest expense, acceleration of business asset expensing, and a reduction in the amount of executive pay that could qualify as a deduction.

NOTE 7. SHARE-BASED COMPENSATION

Through June 2014, we had two equity compensation plans, the Second Amended and Restated 2004 Stock Option Plan (the “Employee Stock Option Plan”) and the Amended and Restated 2004 Directors’ Stock Option Plan (the “Directors’ Stock Option Plan”) (collectively, the “Former Stock Option Plans”). There was no share-based compensation expense attributable to the Former Stock Option Plans for the three and nine months ended March 31, 2019 and 2018, as all outstanding options under the Former Stock Option Plans are fully vested. The Employee Stock Option Plan and Director’s Stock Option Plan were terminated in June 2015 and September 2014, respectively.

In September 2016, our Board approved the establishment of the 2016 Equity Incentive Plan, which was approved by our shareholders at the November 29, 2016 Annual Meeting. The 2016 Equity Incentive Plan provides for the award of up to 1,500,000 shares of the Company’s common stock in the form of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted shares, restricted stock units, performance awards, and other stock-based awards. As of March 31, 2019, 200,000 performance awards have been granted under the 2016 Equity Incentive Plan.

PRO-DEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Stock Options

No options were granted during the three or nine months ended March 31, 2019 and 2018.

As of March 31, 2019, there was no unrecognized compensation cost under the Former Stock Option Plans as all outstanding stock options are fully vested. As of March 31, 2019, the options had a weighted average contractual life of 2.3 years and an intrinsic value of $552,000. Following is a summary of stock option activity for the nine months ended March 31, 2019 and 2018:

	2019		2018
	Number of Shares	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Exercise Price
Outstanding at July 1,	57,000	$1.88	57,000	$1.88
Options granted	—	—	—	—
Options exercised	(3,000)	2.14	—	—
Options forfeited	—	—	—	—
Outstanding at end of period	54,000	$1.86	57,000	$1.88
Stock Options Exercisable at March 31,	54,000	$1.86	57,000	$1.88

Performance Awards

In December 2017, the Compensation Committee of the Board of Directors granted 200,000 performance awards to our employees, which upon vesting will generally be paid in shares of our common stock. Whether any performance awards vest, and the amount that does vest, is tied to the completion of service periods that range from 7 months to 9.5 years at inception and the achievement of our common stock trading at certain pre-determined prices. The weighted average fair value of the performance awards granted was $4.46, calculated using the weighted average fair market value for each award, using a Monte Carlo simulation. We recorded share-based compensation expense of $8,000 and $138,000 for the three months ended March 31, 2019 and 2018, respectively, and $24,000 and $184,000 for the nine months ended March 31, 2019 and 2018, respectively, related to these performance awards. On March 31, 2019, there was approximately $75,000 of unrecognized compensation cost related to these non-vested performance awards expected to be expensed over the weighted-average period of 4.13 years.

On July 1, 2018, it was determined by the Compensation Committee of our Board of Directors that the first of five tranches of 40,000 performance awards had been achieved and participants were awarded an aggregate of 40,000 shares of common stock. Each participant elected a net issuance to cover their individual withholding taxes and therefore we issued 24,727 shares of common stock and paid $101,000 of participant-related payroll tax liabilities.

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

During the three months ended March 31, 2019 and 2018, we recorded share-based compensation expense in the amount of $2,000 and $4,000, respectively and 923 and 3,634 shares were purchased, respectively, and allocated to employees based upon their contributions at prices of $12.96 and $5.93, respectively, per share. On a cumulative basis, since the inception of the ESPP plan, employees have purchased a total of 18,866 shares. During the nine months ended March 31, 2019 and 2018, we recorded share-based compensation expense in the amount of $4,000 and $7,000, respectively, relating to the ESPP.

PRO-DEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 8. MAJOR CUSTOMERS AND SUPPLIERS

Information with respect to customers that accounted for sales in excess of 10% of our total sales in either of the three-month and the nine-month periods ended March 31, 2019 and 2018, is as follows (in thousands, except percentages):

	Three Months Ended March 31,
	2019		2018
	Amount	Percent of Total	Amount	Percent of Total
Net sales	$6,854	100%	$5,494	100%

Customer concentration:
Customer 1	$4,116	60%	$2,960	54%
Customer 2	1,077	16%	534	10%
Customer 3	905	13%	324	6%
Customer 4	192	3%	535	10%
Total	$6,290	92%	$4,353	80%

	Nine Months Ended March 31,
	2019		2018
	Amount	Percent of Total	Amount	Percent of Total
Net sales	$20,168	100%	$16,217	100%

Customer concentration:
Customer 1	$12,566	62%	$9,048	56%
Customer 2	2,601	13%	1,629	10%
Customer 3	1,751	9%	1,566	10%
Total	$16,918	84%	$12,243	76%

Information with respect to accounts receivable from those customers whom comprised more than 10% of our gross accounts receivable at either March 31, 2019 or June 30, 2018, is as follows (in thousands, except percentages):

	March 31, 2019		June 30, 2018
Total gross accounts receivable	$3,742	100%	$2,969	100%

Customer concentration:
Customer 1	$1,887	50%	$1,673	56%
Customer 2	872	23%	679	23%
Customer 3	459	12%	279	9%
Total.	$3,218	85%	$2,631	88%

We had one supplier that accounted for more than 10% of our purchases in either of the three-month and nine-month periods ended March 31, 2019 and 2018. Our purchases from this supplier ranged from 9% to 16% for the three and nine months ended March 31, 2019 and 2018.

Accounts payable due to that supplier represented 18% and 17% of total accounts payable as of March 31, 2019 and June 30, 2018, respectively.

PRO-DEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 9. NOTES RECEIVABLE

Loan Participation note receivable – short-term

On September 20, 2017 (the “Closing Date”), we entered into a Participation Agreement with FS Special Opportunities I, L.P., a Minnesota limited partnership (“Principal”), pursuant to which we paid Principal $1,150,000 in cash to purchase a 50% (“Participation Percentage”) undivided interest (the “Participation”) in Principal’s $2,300,000 loan (the “Loan”) to 414 New York LLC, a New York limited liability company (“Borrower”). The Participation constituted the purchase by us of a property interest in the Loan from Principal and did not create a creditor-debtor relationship between us and Borrower. Borrower used the proceeds from the Loan to acquire a leasehold interest in certain real estate operated as a hotel in Manhattan, New York.

Pursuant to the loan agreement entered into on the Closing Date between Principal and Borrower, the Loan initially bore interest at a fixed rate of 22% per annum, with payments of all accrued and unpaid interest due monthly commencing on October 1, 2017 and on the first day of each month thereafter. If the principal balance of the Loan was not paid in full by September 30, 2018, commencing on October 1, 2018 and continuing on the first day of the next 83 months thereafter, Borrower would, in addition to the aforementioned monthly interest payments, pay installments of principal equal to 1/84th of the principal balance outstanding under the Loan as of September 30, 2018. During the first quarter ended September 30, 2018, however, the Principal extended interest only payments to Borrower for an additional period of up to two months and continued to grant subsequent extensions. During the third quarter ended March 31, 2019 the Borrower repaid the loan in full. Additionally, we received payments in the amount of $35,000 representing the value of warrants issued to us in conjunction with the loan extensions.

Raymond E. Cabillot, a director of the Company, is the managing partner of Farnam Street Capital, Inc. (“Farnam”) and Farnam is the founding partner of the Principal. In accordance with our internal policies regarding the approval of related party transactions, the Participation was approved by our four Board members that are not affiliated with Farnam.

Fineline note receivable

On May 23, 2018, we completed the sale of substantially all of the assets of Fineline, which was engaged in the manufacture of plastic injection molds serving customers in a variety of industries. The aggregate purchase price was $310,000, of which $30,000 was paid in cash at closing and the balance of $280,000 was to be paid to us under the terms of a five-year promissory note, which bore interest at 4% per annum and required sixty equal monthly payments of principal and accrued interest in the amount of approximately $5,000 each, beginning February 15, 2019. We determined that there was uncertainty regarding the collectability of this note. Therefore, during fiscal 2018 we offset the gain on the sale of the division in the amount of approximately $211,000, against the impairment of the note receivable because we believed that the fair market value of the collateral securing the note was less than the face amount of the note. As of March 31, 2019, the loan is in default. The loan balance in the amount of $65,000 has been classified as a current asset as we expect to recover the value of the note through the sale of the underlying collateral during the fourth fiscal quarter of 2019.

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

PRO-DEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The Term Loan matures on October 1, 2025 and bears interest at a fixed rate of 5.53% per annum. An initial payment of interest only in the amount of $18,433 was paid on October 1, 2018. Commencing November 1, 2018 and continuing on the first day of each subsequent month thereafter until the maturity date, we are required to make payments of principal and interest on the Term Loan of approximately $72,000, plus any additional accrued and unpaid interest through the date of payment. The balance owed on the Term Loan at March 31, 2019 is $4.7 million, which amount is net of unamortized loan fees. The Revolving Loan matures on September 6, 2019 unless earlier terminated pursuant to its terms and bears interest at the greater of (a) 4.5% or (b) the difference of the prime rate as published in the Money Rates section of the Wall Street Journal minus 0.50%. Commencing on the first day of each month after we initially borrow against the Revolving Loan, which we have yet to do, and each month thereafter until maturity, we are required to pay all accrued and unpaid interest on the Revolving Loan through the date of payment. Any principal on the Revolving Loan that is not previously prepaid shall be due and payable on the maturity date (or earlier termination of the Revolving Loan).

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

Jules & Associates

On July 21, 2016, we entered a master equipment lease agreement with Jules and Associates, Inc. to lease a specific machine used in our inspection process. The cost of the equipment was approximately $106,000 and the lease provides for 36 monthly payments in the amount of $3,121, as well as interim rent in the amount of $7,388. The lease was subsequently assigned to Hitachi Capital America Corporation. The balance owed on the lease as of March 31, 2019 is approximately $15,000.

NOTE 11. COMMON STOCK

Share Repurchase Program

In September 2013, our Board approved a share repurchase program authorizing us to repurchase up to 750,000 shares of our common stock. In accordance with, and as part of, this share repurchase program, our Board approved the adoption of several prearranged share repurchase plans intended to qualify for the safe harbor provided by Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (“10b5-1 Plan” or “Plan”). During the three and nine months ended March 31, 2019 we repurchased 7,914 and 225,368 shares, respectively at an aggregate cost, inclusive of fees under the plan, of $115,000 and $2,675,000, respectively. During the three and nine ended March 31, 2018, we repurchased 2,636 shares at an aggregate cost of $18,000, inclusive of fees. All repurchases under the 10b5-1 Plans have been administered through an independent broker.

On a cumulative basis, we have repurchased a total of 491,351 shares under the share repurchase program at an aggregate cost of $3.8 million.

PRO-DEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

At The Market Offering Agreement

In February 2017, our Board approved an ATM Agreement with Ascendiant Capital Markets, LLC (“Ascendiant”). The ATM Agreement allows us to sell shares of our common stock pursuant to specific parameters defined by us as well as those defined by the SEC and the ATM Agreement. During the three months ended March 31, 2018, we did not sell any common stock under the ATM. During the nine months ended March 31, 2018, we sold 332,189 shares of common stock under the ATM at average prices of $7.02 per share, resulting in proceeds to us of $2.2 million, net of commissions and fees. From the inception of the ATM in February 2017 through March 31, 2018 we have sold 340,465 shares of common stock for net proceeds of $2,311,000 net of commissions and fees paid to Ascendiant totaling $72,000. The ATM allows for quick and agile sales of our common stock to interested investors and provides an opportunity to raise additional capital for working capital requirements or to fund strategic opportunities that may present themselves from time to time. In December 2017, the Board suspended the ATM indefinitely. The Board has the discretion to reactivate the ATM prior to February 16, 2020, the expiration of the ATM Agreement, unless earlier terminated by Ascendiant or us.

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

COMPANY OVERVIEW

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of the results of operations and financial condition of Pro-Dex, Inc. (“Company,” “Pro-Dex,” “we,” “our,” or “us”) for the three-month and nine-month periods ended March 31, 2019 and 2018. This discussion should be read in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this report. This report contains certain forward-looking statements and information. The cautionary statements included herein should be read as being applicable to all related forward-looking statements wherever they may appear. Our actual future results could differ materially from those discussed herein.

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

We specialize in the design, development and manufacture of powered rotary drive surgical instruments used primarily in the orthopedic, spine, and maxocranial facial markets. Our Fineline Molds division, acquired in fiscal 2015, and sold in May 2018, manufactured plastic injection molding for a variety of industries. Our products are found in hospitals and medical engineering labs around the world.

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used or changes in the accounting estimate that are reasonably likely to occur could materially change the financial statements. Management believes that there have been no significant changes during the three and nine months ended March 31, 2019 to the items that we disclosed as our critical accounting policies in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended June 30, 2018, except as noted below, whereby we have expanded our fair value measurements policy to include the thinly traded security we purchased during the third quarter ended March, 31, 2019.

Investments: Investments consist of marketable equity securities of publicly held companies. All of our short-term investments are classified within Level 1 of the valuation hierarchy. The long-term investment consists of thinly traded Over-the-Counter securities and are classified within Level 2 of the valuation hierarchy. The fair value of the long-term investments is based on an independent valuation.

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

Our patented adaptive torque-limiting software has been very well received in the CMF market and we have continued investment in this area with research and development focused on applying this technology to thoracic surgical applications. We began development of a Pro-Dex branded thoracic driver in late fiscal 2017, in which we invested $622,000 during fiscal 2018 and $956,000 life-to-date through March 31, 2019. In early fiscal 2019, we entered a development contract with a current significant customer to private-label this driver for their unique specifications. We currently anticipate sales to this existing customer will increase during fiscal 2020 as we add this product to their existing CMF driver and ancillary products that we currently supply. During the third quarter ended March 31, 2019, we received a purchase commitment in the form of a Material Procurement Authorization from this customer for the thoracic driver, batteries, related attachments and accessories, in the amount of $3.4 million. Although this amount is not yet in our existing backlog as of March 31, 2019, we are hoping to deliver some of this order in our fourth quarter of fiscal 2019.

Additionally, we currently plan to engage a small group of independent medical device representatives in targeted locations throughout the United States to begin to sell not only the Pro-Dex branded thoracic driver but future Pro-Dex branded devices directly to hospitals, medical groups and out-patient surgical centers. This will enable us to diversify our customer concentration and slowly penetrate the end-user market.

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

Description of Business Operations

Revenue

The majority of our revenue is derived from designing, developing and manufacturing surgical devices for the medical device industry. The proportion of total sales by type is as follows (in thousands, except percentages):

	Three Months Ended March 31,				Nine Months Ended March 31,
	2019		2018		2019		2018
		% of Revenue		% of Revenue		% of Revenue		% of Revenue
Revenue:
Medical devices	$6,297	92%	$4,663	85%	$18,602	92%	$14,414	89%
Industrial and scientific	205	3%	354	6%	689	3%	656	4%
Dental and component	101	1%	245	5%	340	2%	487	3%
NRE & Prototypes	24	—	89	2%	156	1%	135	1%
Injection molds	—	—	69	1%	—	—	293	2%
Contract services (ESD)	—	—	—	—	—	—	10	—
Repairs and other	227	3%	74	1%	381	2%	222	1%
	$6,854	100%	$5,494	100%	$20,168	100%	$16,217	100%

Certain of our medical device products utilize proprietary designs developed by us under exclusive development and supply agreements. All of our medical device products utilize proprietary manufacturing methods and know-how, and are manufactured in our Irvine, California facility, as were our dental products, which we have ceased manufacturing. During the prior fiscal year, we manufactured plastic injection molds in our San Dimas, California facility, a revenue stream generated from our acquisition of Fineline during the third quarter of fiscal 2015, which we subsequently sold during the fourth quarter of fiscal 2018.

Sales of our medical device products increased $1.6 million for the three months ended March 31, 2019 and increased $4.2 million for the nine months ended March 31, 2019 compared to the corresponding periods of the prior fiscal year. Our medical device revenue to our largest customer increased $1.2 million and $3.5 million, respectively, for the three and nine months ended March 31, 2019 compared the corresponding periods of the prior fiscal year, due to an increase in shipments of a surgical handpiece designed to be used in orthopedic surgery applications.

Sales of our industrial and scientific products, which consists primarily of our compact pneumatic air motors, decreased $149,000 or 42 percent for the three months ended March 31, 2019 and remained relatively flat for the nine months ended March 31, 2019 compared to the corresponding period of the prior year. The revenue decline is driven by market fluctuations and minimal sales efforts.

Our dental and component revenue are generated from sales to many distributors and end-users. In January 2018, we sent notification to our dental product customers that we were discontinuing the manufacture of these products. Sales of our dental products and components have declined as we are no longer manufacturing this line of products, but rather are simply selling remaining component inventory. The cessation of our dental line of products is not expected to have a material impact on our financial position or results of operations.

Our repair revenue has increased approximately $153,000 or 207 percent and $159,000 or 72 percent for the three and nine months ended March 31, 2019 compared to the corresponding periods of the prior fiscal year, due largely to repairs of the orthopedic device we sell to our largest customer. Typically, upon initial product launch repair revenue is minimal as most repairs are typically covered under warranty, but as the products mature in the marketplace and after a certain number of routine duty cycles in the operating room, repairs generally increase. We expect a steady increase in repairs for the foreseeable future.

At March 31, 2019, we had a backlog of approximately $19.7 million, of which $6.6 million is scheduled to be delivered in fiscal 2019 and the balance is scheduled to be delivered next fiscal year. Our backlog represents firm purchase orders received and acknowledged from our customers and does not include all revenue expected to be generated from existing customer contracts. Additionally, during the third quarter of fiscal 2019, we received a purchase commitment from a customer for thoracic drivers, batteries, related attachments and accessories in the total amount of $3.4 million, which we anticipate delivering partially during the fourth quarter of fiscal 2019. We may experience variability in our new order bookings due to various reasons, including, but not limited to, the timing of major new product launches and customer planned inventory builds. However, we do not typically experience seasonal fluctuations in our shipments and revenues.

Cost of Sales and Gross Margin

  (in thousands except percentages)

	Three Months Ended March 31,				Nine Months Ended March 31,
	2019		2018		2019		2018
		% of Total		% of Total		% of Total		% of Total
Cost of sales:
Product cost	$4,538	99%	$3,443	98%	$12,608	97%	$10,197	96%
Under(over)-absorption of manufacturing costs	(13)	—	42	1%	82	1%	304	3%
Inventory and warranty charges	66	1%	33	1%	240	2%	162	1%
Total cost of sales	$4,591	100%	$3,518	100%	$12,930	100%	$10,663	100%

	Three Months Ended March 31,		Nine Months Ended March 31,		Year over Year ppt Change
	2019	2018	2019	2018	Three Months	Nine Months

Gross margin	33%	36%	36%	34%	(3)	2

Cost of sales for the three months ended March 31, 2019 increased $1.1 million or 31 percent compared to the corresponding period of the prior fiscal year. The increase in total costs of sales is consistent with the 25 percent increase in revenue for the same period. Under-absorption of manufacturing costs remained fairly constant for the three months ended March 31, 2019 compared to the corresponding period of the prior fiscal year due primarily to similar standard labor and overhead rates and manufacturing volumes. Costs relating to inventory and warranty charges increased by $33,000 for the third quarter ended March 31, 2019 compared to the third quarter of the prior fiscal year.

Gross profit increased by approximately $287,000 or 15 percent for the three months ended March 31, 2019 compared to the corresponding period of the prior fiscal year, primarily as a result of the increase in revenue discussed above. Gross margin as a percentage of sales for the three months ended March 31, 2019 decreased by approximately 3 percentage points compared to the corresponding period of the prior year due primarily to contractual price concessions.

Cost of sales for the nine months ended March 31, 2019 increased by $2.3 million or 21 percent compared to the corresponding period of the prior fiscal year, consistent with the increase in revenue of 24 percent for the same period. Cost of sales reflects a $222,000 decrease in under-absorbed manufacturing costs as we are under-absorbed by only $82,000 for the nine months ended March 31, 2019, because our adjusted standard labor and over-head rates based upon planned production hours are nearer to actual in the current fiscal year versus the prior fiscal year. Finally, the inventory and warranty charges increased $78,000 during the nine months ended March 31, 2019 compared to the corresponding period of the prior fiscal year, due primarily to an accrual in the amount of $63,000 for a previously announced product recall related to legacy batteries. During the first quarter ended September 2018, we identified all the product lots impacted by the recall and accrued for the cost of replacing 100% of the affected batteries.

Gross profit increased $1.7 million or 30 percent for the nine months ended March 31, 2019 compared to the corresponding period of the prior year, primarily as a result of increasing sales volumes allowing us to better absorb our fixed manufacturing costs. Gross margin for the nine months ended March 31, 2019 increased by approximately 2 percentage points, compared to the corresponding period of the prior year.

Operating Expenses

Operating Costs and Expenses
  (in thousands except % change)

	Three Months Ended March 31,				Nine Months Ended March 31,				Year over Year % Change
	2019		2018		2019		2018		Three Months	Nine Months
		% of Revenue		% of Revenue		% of Revenue		% of Revenue
Operating expenses:
Selling expenses	$122	2%	$83	2%	$252	1%	$257	2%	47%	(2%)
General and administrative expenses	641	9%	701	13%	1,838	9%	1,781	11%	(9%)	3%
Impairment of goodwill and long-lived intangibles	—	—	—	—	—	—	230	1%	—	(100%)
Research and development costs	603	9%	560	10%	1,337	7%	1,445	9%	8%	(8%)
	$1,366	20%	$1,344	25%	$3,427	17%	$3,713	23%	2%	(8%)

Selling expenses consist of salaries and other personnel-related expenses for our business development departments, as well as advertising and marketing expenses, and travel and related costs incurred in generating and maintaining our customer relationships. Selling expenses for the three months ended March 31, 2019 increased $39,000 or 47 percent compared to the corresponding period of fiscal 2018 mostly due to increased bonuses and travel. Although the selling expenses for the nine months ended March 31, 2019 remained relatively flat compared to the corresponding period of the prior fiscal year, the Fineline division (which we sold in the fourth quarter of fiscal 2018) contributed $104,000 to the prior year expenses. Those expenses have been offset by increased payroll and related expenses in the amount of $56,000 as well as recruiting expense of $40,000 in the current fiscal year.

General and administrative expenses (“G&A”) consists of salaries and other personnel-related expenses of our accounting, finance and human resource personnel, as well as costs for outsourced information technology services, professional fees, directors’ fees, and other costs and expenses attributable to being a public company. G&A increased $57,000 during the nine months ended March 31, 2019 when compared to the corresponding period of the prior fiscal year. The increase in total G&A expenses is related to increased compensation expense, primarily of our named executive officers.

The prior year impairment of goodwill and intangible assets relates to Fineline’s goodwill, tradename and customer list, which was impaired during the second quarter of fiscal 2018 in conjunction with an impairment analysis.

Research and development costs generally consist of salaries, employer paid benefits, and other personnel related costs of our engineering and support personnel, as well as allocated facility and information technology costs, professional and consulting fees, patent-related fees, lab costs, materials, and travel and related costs incurred in the development and support of our products. Research and development costs for the three and nine months ended March 31, 2019 increased $43,000 and decreased $108,000, respectively, compared to the corresponding periods of the prior fiscal year. We expect to increase expenditures in research and development as we continue recruitment efforts for engineers and continue to internally develop Pro-Dex branded surgical devices.

Although the majority of our research and development costs relate to sustaining activities related to products we currently manufacture and sell, we have created a product roadmap to develop future products. Research and development costs represent between 39% and 44% of total operating expenses for all periods presented, and are expected to increase in the future as we continue to invest in product development. The amount spent on projects under development is summarized below (in thousands):

	Three and Nine Months ended March 31, 2019		Three and Nine Months ended March 31, 2018		Market Launch	Est Annual Revenue
Total Research & Development costs:	$603	$1,337	$560	$1,445

Products in development:
Thoracic Driver	$119	$226	$227	$545	06/19	$4,000
Arthroscopic Shaver.	160	221	—	—	12/19	$600
Arthroscopic Attachment	1	17	6	6	09/19	$150
CMF Driver	—	3	—	—	12/19	$350
Sustaining & Other	323	870	327	894
Total.	$603	$1,337	$560	$1,445

Customer CMF Driver (1)	$63	$289	—	$—	09/19	$2,500

(1)	Costs incurred related to customer contracts are included in costs of sales and deferred costs and are not included in research and development costs.

Interest Expense

Interest expense consists primarily of interest expense related to the Term Loan from Minnesota Bank & Trust described more fully in Note 10 to the Condensed Consolidated Financial Statements contained elsewhere in this report and capital lease obligations for leased equipment.

Interest & Other Income

Interest & other income for the three and nine months ended March 31, 2019 includes $54,000 and $183,000, respectively, of interest earned on the loan Participation described more fully in Note 9 to the Condensed Consolidated Financial Statements contained elsewhere in this report as well as $35,000 of other income related to the cash received representing the value of warrants issued to us in conjunction with the loan extensions under the Participation. The remaining interest income of $4,000 and $43,000 earned during the three and nine months ended March 31, 2019, respectively, represents earnings on our marketable securities portfolio and money market balances.

Income Tax Expense

The effective tax rate for the three and nine months ended March 31, 2019 is slightly less than our combined federal and applicable state corporate income tax rates due to federal and state research credits and the new foreign-derived intangible income deduction. The effective tax rates for the three and nine months ended March 31, 2018 represent a blended rate for the rates in existence before and after the new tax legislation was adopted (See Note 6 of Notes to Condensed Consolidated Financial Statements contained elsewhere in this report.)

Liquidity and Capital Resources

Cash and cash equivalents at March 31, 2019 increased $4.5 million to $9.7 million as compared to $5.2 million at June 30, 2018. The following table includes a summary of our condensed consolidated statements of cash flows contained elsewhere in this report.

	As of and For the Nine Months Ended March 31,
	2019	2018
	(in thousands)
Cash provided by (used in):
Operating activities	$3,085	$1,789
Investing activities	$(532)	$(3,107)
Financing activities	$1,920	$2,212

Cash and Working Capital:
Cash and cash equivalents	$9,661	$5,099
Working Capital	$18,310	$12,926

Operating Activities

Net cash provided by operating activities was $3.1 million for the nine months ended March 31, 2019 primarily due net income of $3.3 million and non-cash depreciation and amortization totaling $309,000. Uses of cash arose from an increase in accounts receivable of $773,000 as well as an increase in deferred costs related to the development of a CMF driver for one of our existing customers in the amount of $235,000. Offsetting these uses of cash was a decrease in deferred taxes in the amount of $1.0 million.

Net cash provided by operating activities was $1.8 million for the nine months ended March 31, 2018 primarily due to income from continuing operations of $1.5 million and non-cash depreciation and amortization and stock-based compensation totaling $472,000 and $191,000, respectively, and a non-cash impairment of goodwill and intangible assets of $230,000, as well as non-cash deferred tax expense of $224,000. Uses of cash arose from an increase in inventory of $298,000 and a decrease in accounts payable, accrued liabilities and deferred rent, in the amount of $576,000.

Investing Activities

Net cash used in investing activities for the nine months ended March 31, 2019 was $532,000 and related to investments in marketable equity securities of publicly traded companies in the amount of $2.6 million as well as capital expenditures primarily for manufacturing equipment in the amount of $1.0 million offset by the sale of one of the securities in our portfolio of common stock of publicly traded companies in the amount of $1.9 million and the collection of $1.2 million on the loan Participation described in Note 9 to the Condensed Consolidated Financial Statements contained elsewhere in this report.

Net cash used in investing activities for the nine months ended March 31, 2018 was $3.1 million and related primarily to the $1,150,000 loan Participation described in Note 9 to the Condensed Consolidated Financial Statements contained elsewhere in this report and an additional $350,000 investment made in a medical device start-up. In addition, we invested $820,000 in equipment and $806,000 in marketable equity securities during the nine months ended March 31, 2018.

Financing Activities

Net cash provided by financing activities for the nine months ended March 31, 2019 included $5.0 million in a term loan from Minnesota Bank and Trust more fully described in Note 10 to the Condensed Consolidated Financial Statements contained elsewhere in this report, offset by $273,000 of principal payments on the MBT term loan and an equipment lease as well as $2.7 million related to the repurchase of 225,368 shares of our common stock pursuant to our share repurchase program.

We generated $2.2 million in cash from financing activities during the nine months ended March 31, 2018 through sales of our common stock under our ATM program more fully described in Note 11 to the Condensed Consolidated Financial Statements contained elsewhere in this report.

Financing Facilities & Liquidity Requirements for the next twelve months

As of March 31, 2019, our working capital was $18.3 million. We currently believe that our existing cash and cash equivalent balances together with our accounts receivable balances will provide us sufficient funds to satisfy our cash requirements as our business is currently conducted for at least the next 12 months. In addition to our cash and cash equivalent balances, we expect to derive a portion of our liquidity from our cash flows from operations. We may also borrow against our $2.0 million Revolving Loan with Minnesota Bank & Trust (See Note 10 to Condensed Consolidated Financial Statements contained elsewhere in this report).

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

In accordance with SEC rules, an evaluation was performed under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer of the effectiveness, as of March 31, 2019, of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). “Internal control over financial reporting” includes those policies and procedures that:

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

Based on that evaluation as of March 31, 2019, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective.

Internal Control over Financial Reporting

During the three months ended March 31, 2019, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 12 of Notes to Condensed Consolidated Financial Statements contained elsewhere in this report.

ITEM 1A. RISK FACTORS

Our business, future financial condition and results of operations are subject to a number of factors, risks and uncertainties, which are disclosed in Item 1A, entitled “Risk Factors” in Part I of our Annual Report on Form 10-K for our fiscal year ended June 30, 2018 as well as any amendments thereto or additions and changes thereto contained in this quarterly report on Form 10-Q for the quarter ended March 31, 2019. Additional information regarding some of those risks and uncertainties is contained in the notes to the condensed consolidated financial statements included elsewhere in this report and in Item 2, entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I of this report. The risks and uncertainties disclosed in our Form 10-K, our quarterly reports on Form 10-Q and other reports filed with the SEC are not necessarily all of the risks and uncertainties that may affect our business, financial condition and results of operations in the future.

There have been no material changes to the risk factors as disclosed in our annual report on Form 10-K for the fiscal year ended June 30, 2018, except as provided in any amendments thereto and those set forth below.

During the third quarter of fiscal 2019, we purchased common stock in a company that is thinly traded on the Over-the-Counter market and we may be unable to liquidate the investment in a timely manner at full value and it may require an independent valuation to determine if it is subject to an “other-than-temporary” impairment charge.

We invest a significant portion of our excess capital in marketable securities, including equity securities of publicly traded companies. At March 31, 2019, the fair value of these marketable securities was approximately $3.0 million. During the third quarter of fiscal 2019, we purchased $234,000 in common stock of a public company that is listed on the Over-the-Counter market and is thinly traded. As such, we recorded this investment as long-term in nature, as we may not be able to liquidate the investment in a timely manner even if we wish to sell it. Further, since this company’s stock is infrequently traded, the fair market value of the stock may require an independent valuation and may be subject to a discount which will be treated as an “other-than-temporary” impairment.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchases by the Company of its common stock during the quarter ended March 31, 2019 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2019 to January 31, 2019	–	–	–	266,563
February 1, 2019 to February 28, 2019	–	–	–	266,563
March 1, 2019 to March 31, 2019	7,914	$14.55	7,914	258,649

All repurchases were made pursuant to the Company’s previously announced repurchase program.

ITEM 6. EXHIBITS

Exhibit	Description
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRO-DEX, INC.

Dated: May 9, 2019	By:	/s/ Richard L. Van Kirk
Richard L. Van Kirk
Chief Executive Officer (Principal Executive Officer)

Dated: May 9, 2019	By:	/s/ Alisha K. Charlton
Alisha K. Charlton
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit	Description
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document