Form 10-K
period 2019-06-30
PRO DEX INC
filed 2019-09-12
CIK 788920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2019

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company in Rule 12b-2 of the Exchange Act.

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

As of December 31, 2018, the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing sales price on the Nasdaq Capital Market was approximately $30.6 million.  For the purpose of this calculation shares owned by officers, directors and 10% stockholders known to the registrant have been deemed to be owned by affiliates. This calculation does not reflect a determination that persons are affiliates for any other purposes.

As of September 6, 2019, 3,989,703 shares of the registrant’s no par value common stock were outstanding.

Documents incorporated by reference:

Part III of this report incorporates by reference certain information from the registrant’s definitive proxy statement (the “Proxy Statement”) for its 2019 Annual Meeting of Shareholders.  The Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

PRO-DEX, INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED JUNE 30, 2019

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

Through May 2018, our Fineline Molds (“Fineline”) division, acquired in fiscal 2015, manufactured plastic injection molding for a variety of industries. We sold the assets and business operations of our Fineline division on May 23, 2018. Management reviewed ASU 2014-08 Reporting Discontinued Operations and Disposals of Components of an Entity and concluded that the sale of Fineline does not require treatment as a discontinued operation because it is was not a material part of our operations.

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

Description of Business

The majority of our revenue is derived from designing, developing and manufacturing surgical devices for the medical device industry. The proportion of total sales by type is as follows (in thousands, except percentages):

	Years Ended June 30,
	2019		2018
	(In thousands)
		% of Revenue		% of Revenue
Medical devices	$24,412	90%	$20,119	89%
Industrial and scientific	940	3%	826	4%
NRE & Prototypes	264	1%	163	1%
Dental and component	409	2	596	3
Repairs	1,137	4%	394	2%
Other	10	—%	367	1%
Total Sales	$27,172	100%	$22,465	100%

Our medical device products utilize proprietary designs developed by us primarily under exclusive development and supply agreements and are manufactured in our Irvine, California facility, as are our rotary air motors. Our medical device products are sold primarily to original equipment manufacturers and our air motors are sold primarily to a wide range of distributors and end users. In our San Dimas, California facility we manufactured plastic injection molds for a wide variety of industries through May 2018, upon which time we sold the division and terminated our obligations under the lease for the San Dimas facility. The proportion of total sales by facility is as follows:

	Years Ended June 30,
	2019		2018
	(In thousands)
		% of Revenue		% of Revenue
Irvine	$27,172	100%	$22,107	98%
San Dimas	—	—%	358	2%
Total Sales	$27,172	100%	$22,465	100%

In fiscal 2019, our top 20 customers accounted for 98% of our sales compared to 97% in fiscal 2018. In fiscal 2019, we had one customer, included in medical device revenue above, that accounted for 63% of sales with our next largest customer accounting for 13% of sales. This compares to fiscal 2018, when we had one customer, included in medical device revenue above, that accounted for 56% of our revenue and the next largest customer accounted for 12% of our revenue. In many cases, including our largest customers, disclosure of customer names is prohibited by confidentiality agreements with such entities.  We have no plans to discontinue the sales relationships with our existing significant customers.

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

Simultaneously, we are working to build top-line sales through active proposals of new medical device products with new and existing customers. Our patented adaptive torque-limiting software has been very well received in the craniomaxillofacial (“CMF”) market and we have continued investment in this area with research and development focused on applying this technology to thoracic surgical applications. We invested significantly during fiscal 2018 on a thoracic driver utilizing adaptive torque-limiting software, and in early fiscal 2019, we entered a development contract with a current significant customer to private-label this driver for their unique specifications.  We anticipate sales to this existing customer will increase during fiscal 2020 as we add this product to their existing CMF driver and ancillary products that we currently supply.

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

Our commitment to product design, manufacturing and quality systems are supported by our compliance with several regulatory agency requirements and standards. We hold a U.S. Food and Drug Administration (“FDA”) Establishment Registration and a State of California Device Manufacturing License (Department of Public Health Food and Drug Branch) with respect to our Irvine, California facility. In addition, our Irvine, California facility is certified to ISO 13485:2016, Medical Device Directive 93/42/EEC – Annex II, and Canadian Medical Device Conformity Assessment System.

At June 30, 2019, we had a backlog of $17.7 million compared with a backlog of $12.3 million at June 30, 2018. Our backlog represents firm purchase orders received and acknowledged from our customers and does not include all revenue expected to be generated from existing customer contracts.  Our entire backlog at June 30, 2019 is expected to be delivered during fiscal 2020. We have experienced, and may continue to experience, variability in our new order bookings due to, among other reasons, the launch of new products, the timing of customer orders based on end-user demand, and customer inventory levels.  We do not typically experience seasonal fluctuations in our shipments and revenues.

Segments

We have only one operating segment as our business is currently operated.

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

In certain instances, we may share research and development costs with our customers by billing for non-recurring engineering services. Revenue recognized for non-recurring engineering services represented 1% of our revenue in both fiscal 2019 and 2018. During recent years, we have entered into certain development and supply contracts, the development portions of which provide for billable non-recurring engineering service fees. Such fees are recognized as revenue generally over-time during the completion of product development services.  The revenue earned during fiscal 2019 relating to non-recurring engineering services was not material.

During both fiscal years ended June 30, 2019 and 2018, we incurred research and development expenses amounting to $1.9 million, which costs exclude labor and related expenses of approximately $277,000 and $46,000 in fiscal 2019 and 2018, respectively, that were reimbursed by our customers through billings for non-recurring engineering services.

Employees

At June 30, 2019, we had 97 employees as well as 2 temporary employees all working at our corporate office in Irvine, California.  At June 30, 2018, we had 80 employees as well as 1 temporary employee all working at our corporate office in Irvine, California.  None of our employees are a party to any collective bargaining agreements with us. We consider our relationships with our employees to be good.

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

The FDA designates all medical devices into one of three classes (Class I, II or III) based on the level of control necessary to assure the safety and effectiveness of the device (with Class I requiring the lowest level of control and Class III requiring the greatest level of control). The surgical instrumentation we manufacture is generally classified into Class I. The FDA has broad enforcement powers to recall and prohibit the sale of products that do not comply with federal regulations, and to order the cessation of non-compliant processes. No claim has been made to date by the FDA regarding any of our products or processes. Nevertheless, as is common in the industry, certain of our products and processes have been the subject of routine governmental reviews and investigations.

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

Management believes that each of our facilities has manufacturing systems and processes that are based on established Quality Management System standards. In addition, we believe that our Irvine, California facility is compliant with applicable Good Manufacturing Practices promulgated by the FDA and is compliant with applicable ISO standards set forth by the International Organization for Standardization.

Patents, Trademarks and Licensing Agreements

We hold patents relating to miniature rotary drive products and torque-limiting screwdrivers. Our patents have varying expiration dates. The near term expiration of the patents, if any, is not expected to cause any change in our revenue-generating operations as the revenue from the products associated with those patents is not material.

We have no reason to believe that our activities infringe upon the intellectual property of any third party. With respect to our own patents, we have no reason to believe that our patents are invalid, and we believe that at least some of our patents cover certain aspects of our products. While we are unaware of any reason that would cause us to assert or defend a claim of patent infringement, any such assertion or defense could materially and adversely affect our business and results of operations due to the costs involved.

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

In fiscal 2019, our top 20 customers accounted for 98% of our sales, with our current largest customer accounting for 63% of our sales. This customer has made purchase commitments to us through a supply agreement to purchase surgical handpieces through calendar 2021. The loss of this customer or any of our significant customers would severely impact us, including having a material adverse effect on our business, financial condition, cash flows, revenue and results of operations.

A substantial portion of our business is derived from our core business area that, if not serviced properly, may result in a material adverse impact upon our business, results of operations and financial condition.

In fiscal 2019, we derived 91% of our revenue from sales of our medical device products and related services. We believe that a primary factor in the market acceptance of our products and services is the value they create for our customers. Our future financial performance will depend in large part on our ability to continue to meet the increasingly sophisticated needs of our customers through the timely development, successful introduction and implementation of new and enhanced products and services, while at the same time continuing to provide the value our customers have come to expect from us. We have historically expended a significant percentage of our revenue on product development and believe that significant continued product development efforts will be required to sustain our growth. Continued investment in our sales and marketing efforts will also be required to support future growth.

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

In recent years we have completed significant medical device development projects in the CMF surgical segment as well as a surgical handpiece used for orthopedic applications for which we have made estimates of product warranty claims based upon similar, legacy products.  If the actual repair volumes or repair costs exceed the estimates that we have been using, we may incur additional costs which could be materially adverse to our results of operations and financial condition.

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

As of August 13, 2019, two of our directors, Nicholas J. Swenson and Raymond E. Cabillot, directly or indirectly, controlled voting power over approximately 37% (26% and 11%, respectively) of the outstanding shares of our common stock. As a result of such voting control, these directors will have significant influence over all matters submitted to our shareholders for approval, including the election of our directors and other corporate actions, and may have interests that conflict with our interests and the interests of other shareholders.

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

The agreements governing our various debt obligations impose restrictions on our business and could adversely affect our ability to undertake certain corporate actions.

The agreements governing our debt obligations include covenants imposing significant restrictions on our business. These restrictions may affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities as they arise. These covenants place restrictions on our ability to, among other things:

•	incur additional debt;
•	declare or pay dividends to stockholders;
•	create liens or use assets as security in other transactions;
•	merge or consolidate, or sell, transfer, lease or dispose of all or substantially all of our assets;
•	engage in transactions with affiliates; and
•	sell or transfer assets.

The agreements governing our debt obligations also requires us to comply with a number of financial ratios, borrowing base requirements and additional covenants.

Our ability to comply with these covenants may be affected by events beyond our control, including prevailing economic, financial and industry conditions. These covenants could adversely affect our business by limiting our ability to take advantage of financing, merger and acquisition or other corporate opportunities. The breach of any of these covenants or restrictions could result in a default under our debt obligations. If we were unable to repay our debt, or are otherwise in default under any provision governing our secured debt obligations, our lender could proceed against us and against the collateral securing that debt.

To service our indebtedness, we will require a significant amount of cash. However, our ability to generate cash depends on many factors beyond our control.

Our ability to make payments on, and to refinance, our indebtedness and to fund capital expenditures, will depend on our ability to generate cash in the future, which, in turn, is subject to general economic, financial, competitive, regulatory and other factors, many of which are beyond our control.

Our business may not generate sufficient cash flow from operations, and we may not have available to us future borrowings in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. In these circumstances, we may need to refinance all or a portion of our indebtedness on or before maturity. We may not be able to refinance any of our indebtedness, on commercially reasonable terms, or at all. Without this financing, we could be forced to sell assets or secure additional financing to make up for any shortfall in our payment obligations under unfavorable circumstances. However, we may not be able to secure additional financing on terms favorable to us or at all and, in addition, the agreements governing our debt obligations limit our ability to sell assets. In addition, we may not be able to sell assets quickly enough or for sufficient amounts to enable us to meet our obligations.

We periodically invest surplus cash in marketable securities and other investments in order to realize a positive return, although there can be no assurance that a positive return will be realized, and we could lose some or all of our investments, which could adversely affect our financial condition and results of operation.

We invest a significant portion of our excess capital in marketable securities, including equity securities of publicly traded companies. At June 30, 2019, the fair value of these marketable securities was approximately $3.2 million. During the fiscal 2019, we purchased $650,000 in common stock of a public company that is listed on the Over-the-Counter market and is thinly traded.  As such, we recorded this investment as long-term in nature, as we may not be able to liquidate the investment in a timely manner even if we wish to sell it.  Further, since this company’s stock is infrequently traded, we obtained an independent valuation to determine the fair market value of the stock.

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

The FDA designates all medical devices into one of three classes (Class I, II or III) based on the level of control necessary to assure the safety and effectiveness of the device (with Class I requiring the lowest level of control and Class III requiring the greatest level of control). The surgical instrumentation we manufacture is generally classified into Class I. The FDA has broad enforcement powers to recall and prohibit the sale of products that do not comply with federal regulations, and to order the cessation of non-compliant processes. No claim has been made to date by the FDA regarding any of our products or processes. Nevertheless, as is common in the industry, certain of our products and processes are from time to time subject to routine governmental reviews and investigations. We are also subject to EPA regulations concerning the disposal of industrial waste.

While management believes that our products and processes fully comply with applicable laws and regulations, we are unable to predict the outcome of any such future review or investigation.

We face increased costs in the healthcare industry due to government reform.

Political, economic and regulatory influences are subjecting the healthcare industry to fundamental changes. The Affordable Care Act enacted sweeping reforms to the U.S. healthcare industry, including mandatory health insurance, reforms to Medicare and Medicaid, the creation of large insurance purchasing groups, new taxes on medical equipment manufacturers, currently suspended through 2019, that apply to certain of our products and other significant modifications to the healthcare delivery system. If the Affordable Care Act’s 2.3% excise tax on medical devices is not extended further or repealed, we may be unable to recover amounts that we are taxed through price increases to our customers, which would result in decreased margins on our products that are subject to the tax.

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

We have experienced operating losses in the past. Although we were profitable in during the past four fiscal years, we incurred pre-tax losses from continuing operations of $446,000, $755,000, and $1,903,000 in fiscal 2015, 2014 and 2013, respectively. Our ability to achieve or sustain profitability is based on a number of factors, many of which are out of our control, including the material costs for our products and the demand for our products.

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

Section 404 of the Sarbanes-Oxley Act of 2002, as amended, requires management’s assessment of the effectiveness of our internal control over financial reporting. This process is expensive and time consuming and requires significant attention of management. Management can give no assurance that material weaknesses in internal controls will not be discovered. If a material weakness is discovered, corrective action may be time consuming and costly, and could further divert the attention of management. The disclosure of a material weakness, even if quickly remedied, could reduce the market’s confidence in our financial statements and harm our stock price, especially if a restatement of financial statements for past periods is required.

ITEM 1B.

UNRESOLVED STAFF COMMENTS

None.

ITEM 2.

PROPERTIES

Our executive offices and Irvine manufacturing facility are located at 2361 McGaw Avenue, Irvine, California 92614. We lease the 28,000 square foot facility from an unrelated third party at a current base monthly lease rate of $37,588 with 3% annual escalations through the expiration of the lease in September 2027. The building is a one-story stand-alone structure of concrete “tilt-up” construction, approximately 35 years old and in good condition.

Our former San Dimas office and manufacturing facility was located at 210 West Arrow Highway, Suites C & D, San Dimas, California 91773. The 3,680 square foot facility was leased from an unrelated third party, at a base monthly lease rate of $2,870 through May 2018, which terminated in conjunction with the sale of our Fineline division.

We believe our Irvine facility to be adequate for our expected needs and is in full compliance with applicable state, EPA and other agency environmental standards.

ITEM 3.

LEGAL PROCEEDINGS

See Note 8 of Notes to Financial Statements contained elsewhere in this report.

ITEM 4.

MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted under the symbol “PDEX” on the automated quotation system of the Nasdaq Capital Market (“NASDAQ”). The following table sets forth for the quarters indicated the high and low sales prices of our common stock as reported by NASDAQ. The quotations reflect inter-dealer prices, without retail markup, markdown, or commissions, and may not necessarily represent actual transactions. On September 6, 2019, the last sale price of our common stock as reported by NASDAQ was $13.89 per share.

	High	Low
Year ended June 30, 2019:
First Quarter	$12.65	$6.20
Second Quarter	16.00	8.80
Third Quarter	16.00	11.69
Fourth Quarter	17.78	10.45
Year ended June 30, 2018:
First Quarter	$7.77	$5.90
Second Quarter	7.75	6.80
Third Quarter	7.20	6.35
Fourth Quarter	7.00	6.25

Holders

As of September 6, 2019, there were 101 holders of record of our common stock.  This number does not include beneficial owners including holders whose shares are held in nominee, or “street,” name.

Dividends

We have never paid a cash dividend with respect to our common stock. The current policy of our Board of Directors is to retain any future earnings to provide funds for the operation and expansion of our business. Any determinations to pay dividends in the future will be at the discretion of our Board of Directors.

Repurchases

During the fourth quarter of fiscal 2019 and 2018, we repurchased 96,700 and 30,390 shares, respectively, at an aggregate cost of $1.3 million and $202,000, respectively, through a Board approved prearranged share repurchase plan intended to qualify for the safe harbor under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended.

Recent Sales

In February 2017, our Board approved an At The Market Offering Agreement (“ATM” or “ATM Agreement”) with Ascendiant Capital Markets, LLC (“Ascendiant”).  The ATM Agreement allows us to sell shares of our common stock pursuant to specific parameters defined by us as well as those defined by the SEC and the ATM Agreement.  During the fiscal year ended June 30, 2018, we sold 332,189 shares of common stock under the ATM at average prices of $7.02 per share, resulting in proceeds to us of $2.3 million, net of commissions and fees. The shares were sold pursuant to the Company’s shelf registration statement on Form S-3, as amended (File No. 333-215032), which was declared effective on February 8, 2017 by the SEC.  There were no sales of common shares during the fiscal year ended June 30, 2019.

ITEM 6.

SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our Financial Statements and the Notes thereto contained elsewhere in this report, as well as the Risk Factors included in Item 1A of this report. The following discussion contains forward-looking statements. (See “Cautionary Note Regarding Forward-Looking Statements” included in Part 1 of this report.)

Overview

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of our results of operations and financial condition for the fiscal years ended June 30, 2019 and 2018.

The Company, headquartered in Irvine, California, specializes in the design, development and manufacture of autoclavable, battery-powered and electric, multi-function surgical drivers and shavers used primarily in the orthopedic, spine, and maxocranial facial markets. Additionally, we provide engineering, quality and regulatory consulting services to our customers. We also sell rotary air motors. Our products are found in hospitals, medical engineering labs, scientific research facilities and high-tech manufacturing operations around the world.

Critical Accounting Policies

Our financial statements are prepared in accordance with GAAP. The preparation of our financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

Revenue Recognition

Effective July 1, 2018, we adopted new revenue recognition guidance issued by the FASB related to contracts with customers.  Under ASU 2014-09, (Topic 606) “Revenue From Contracts with Customers,” we recognize revenue from the sales of products and services by applying the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied. We utilized the modified retrospective method of adoption and there was no impact on our financial statements as a result of adopting Topic 606 for the year ended June 30, 2019.  We primarily sell finished products and recognize revenue at point of sale or delivery and the timing of revenue recognition has not changed with the adoption of the new guidance.  However, we also perform services when we are engaged to design a product for a customer and there is more judgment involved in determining the amount and timing of revenue recognition under those types of contracts. In order to disclose the amount of revenue related to these services, where more judgment is required, we have added “NRE & Prototypes” to our net sales table included under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report, which in our prior reports had been reflected in “Medical device and services”. In fiscal 2019, the revenue from NRE and Prototypes represents approximately 1% of total revenue.

Returns of our product for credit are not material; accordingly, we do not establish a reserve for product returns at the time of sale.

Estimated Losses on Product Development Services

Cost and revenue estimates related to the product development service portions of development and supply contracts are reviewed and updated quarterly. An expected loss on development service contracts is recognized immediately in cost of sales.

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

Warranty expenses, including changes of estimates, are included in cost of sales in our statements of operations.

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

Deferred Costs

Deferred costs reflect costs incurred related to non-recurring engineering services under the terms of the related development and supply contracts.  These costs get recorded to cost of sales in the period that the revenue is recognized.

Investments

Investments consist of marketable equity securities of publicly held companies.  The investments were made to realize a reasonable return, although there is no assurance that positive returns will be realized. Investments are marked to market at each measurement date, with unrealized gains and losses, net of income taxes, presented as adjustments to accumulated other comprehensive income or loss. During fiscal 2019, we invested in the common stock of a public company that is listed on the Over-the-Counter market and is thinly traded.  This investment was subject to an independent valuation as of June 30, 2019.

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

Intangibles

Other intangibles consist of legal fees incurred in connection with patent applications.  The legal fees will be amortized over the estimated life of the product(s) that will be utilizing the technology, or expensed immediately in the event the patent office denies the issuance of the patent. The expense associated with the amortization of the patent costs is recognized in research and development costs.

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

Income Taxes

We recognize deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of our assets and liabilities, along with net operating loss and tax credit carryovers. Deferred tax assets at June 30, 2019 and 2018 consisted primarily of basis differences related to research and development tax credit utilization, intangible assets, accrued expenses and inventories. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

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

Results of Operations for the Fiscal Year Ended June 30, 2019 Compared to the Fiscal Year Ended June 30, 2018

The following tables set forth results from continuing operations for the fiscal years ended June 30, 2019 and 2018:

	Years Ended June 30,
	2019		2018
	(Dollars in thousands)
		% of Net Sales		% of Net Sales
Net sales	$27,172	100%	$22,465	100%
Cost of sales	17,392	64%	14,522	65%
Gross profit	9,780	36%	7,943	35%
Selling expenses	415	2%	358	2%
General and administrative expenses	2,492	9%	2,287	10%
Asset impairment charges	—	—%	1,029	5%
Gain from disposal of equipment	(7)	—	(16)	—
Research and development costs	1,882	7%	1,893	8%
	4,782	18%	5,551	25%
Operating income	4,998	18%	2,392	11%
Other income, net	449	2%	218	1
Income before income taxes	5,447	20%	2,610	12%
Income tax expense	1,299	5%	989	5%
Net income	$4,148	15%	$1,621	7%

Net Sales

The majority of our revenue is derived from designing, developing and manufacturing powered surgical instruments for medical device original equipment manufacturers and rotary air motors. The proportion of total sales by product/service type is as follows:

	Years Ended June 30,				Increase (Decrease) From 2018
	2019		2018		To 2019
	(Dollars in thousands)
		% of Net Sales		% of Net Sales
Net sales:
Medical devices	$24,412	90%	$20,119	89%	21%
Industrial and scientific	940	3%	826	4%	14%
NRE & Prototypes	264	1%	163	1%	62%
Dental and component	409	2%	596	3%	(31%)
Repairs	1,137	4%	394	2%	189%
Other	10	—	367	1%	(97%)
	$27,172	100%	$22,465	100%	21%

Net sales in fiscal 2019 increased by $4.7 million, or 21%, as compared to fiscal 2018, due primarily to an increase in medical device sales of $4.3 million. During fiscal 2019, sales to our largest customer increased by $4.6 million to $17.1 million, up from $12.5 million in fiscal 2018.  We manufacture a surgical handpiece designed to be used in orthopedic surgery applications for this customer and we have continued to see increased demand from this customer.

Sales of our industrial and scientific products, which consists primarily of our compact pneumatic air motors, increased $114,000 or 14 percent for fiscal 2019 compared to fiscal 2018.  Our dental and component revenue is generated from sales to many distributors and end-users whose purchasing activity can vary widely from year to year.  These are legacy products which have not had a product line refresh in several years.  In January 2018, we sent notifications to our dental product customers that we were discontinuing the manufacture of these products and that same month we accepted final purchase orders to be fulfilled over the next six months.  At this point we are focusing our product development and sales efforts almost exclusively on our medical device products, which prompted our decision to terminate the sales of our dental products.  Sales of our dental products and components have declined as we are no longer manufacturing this line of products, but rather are simply selling remaining component inventory.  The cessation of our dental line of products is not expected to have a material impact on our financial position or results of operations.

Our repair revenue has increased approximately $743,000 or 189 percent to $1.1 million, due largely to repairs of the orthopedic device we sell to our largest customer.  Typically, upon initial product launch, repair revenue is minimal as most repairs are typically covered under warranty, but as the products mature in the marketplace and after a certain number of routine duty cycles in the operating room, repairs generally increase.  We expect to continue to see an increase in repairs in the first quarter of fiscal 2020, but then expect we will reach a level run-rate through the balance of next fiscal year.

Finally, our other revenue decreased $357,000 in fiscal 2019 compared to the prior fiscal year due to revenue generated from our Fineline and ESD Divisions of $358,000 and $10,000, respectively, in fiscal 2018. Due to declining sales of Fineline, we sold the division in May 2018.  Additionally, and as indicated previously, in April 2017 we made a conscious decision to disband our ESD Division due to poor performance.

At June 30, 2019, we had a backlog of $17.7 million compared with a backlog of $12.3 million at June 30, 2018.  Our backlog represents firm purchase orders received and acknowledged from our customers and does not include all revenue expected to be generated from existing customer contracts.  Our entire backlog at June 30, 2019 is expected to be delivered during fiscal 2020. We have experienced, and may continue to experience, variability in our new order bookings due to, among other reasons, the launch of new products, the timing of customer orders based on end-user demand and customer inventory levels.  We do not typically experience seasonal fluctuations in our shipments and revenues.

Cost of Sales and Gross Margin

	Years Ended June 30,				Increase (Decrease) From 2018
	2019		2018		To 2019
	(Dollars in thousands)
		% of Net Sales		% of Net Sales
Cost of sales:
Product costs	$16,965	62%	$13,904	62%	22%
Accrued losses on product development services	—	—	83	—	(100%)
Under (over)-absorption of manufacturing overhead	166	1%	322	2	(48%)
Inventory and warranty charges	261	1%	213	1	23%
Total cost of sales	$17,392	64%	$14,522	65%	20%

Cost of sales in fiscal 2019 increased $2.9 million, or 20%, from fiscal 2018, primarily due to the increase in product costs, consistent with the 21% increase in net sales. During fiscal 2018, we accrued $83,000 for losses from the development services portion of certain contracts compared to none in fiscal 2019. Under-absorption of manufacturing costs decreased by $156,000 for fiscal 2019 compared to fiscal 2018, due primarily to adjustments to our standard labor and overhead rates at the beginning of fiscal 2019 in anticipation of higher manufacturing volumes.  Costs related to inventory and warranty charges increased $48,000 in fiscal 2019 compared to 2018, due primarily to an accrual in the amount of $63,000 for a previously announced product recall related to legacy batteries.

Operating Expenses

	Years Ended June 30,				Increase (Decrease) From 2018
	2019		2018		To 2019
	(Dollars in thousands)
		% of Net Sales		% of Net Sales
Operating expenses:
Selling expenses	$415	2%	$358	2%	16%
General and administrative expenses	2,492	9%	2,287	10%	9%
Asset impairment charges	—	—%	1,029	5	(100%)
Research and development costs	1,882	7%	1,893	8%	(1%)
	$4,789	18%	$5,567	25%	(14%)

Selling expenses consist of salaries and other personnel-related expenses related to our business development department, as well as trade show attendance, advertising and marketing expenses, and travel and related costs incurred in generating and maintaining customer relationships. Selling expenses increased $57,000, or 16%, compared to fiscal 2018, primarily related to increased personnel expenses in the amount of $178,000 as well as recruiting expense of $40,000 offset by decreases in the amount of $156,000 due to the sale of the Fineline division during the fourth quarter of fiscal 2018.

General and administrative expenses (“G&A”) consist of salaries and other personnel-related expenses for corporate, accounting, finance and human resource personnel, as well as costs for outsourced information technology services, professional fees, directors’ fees and costs associated with being a public company. The $205,000 increase in G&A expenses from fiscal 2018 to 2019 is due primarily to $120,000 in increased fiscal 2019 bonus accruals and $59,000 in severance expense.

The fiscal 2018 asset impairment charges relate to the impairment of our investment in Monogram in the amount of $800,000 as well as impairment of goodwill and intangible assets in the amount of $229,000 related to Fineline, which was impaired during the second quarter of fiscal 2018 in conjunction with an impairment analysis.

Research and development costs consist of salaries and other personnel-related costs of our product development and engineering personnel, related professional and consulting fees, and costs related to intellectual property, laboratory usage, materials, and travel and related costs incurred in the development and support of our products.

Although the majority of our research and development costs relate to sustaining activities related to products we currently manufacture and sell, we have created a product roadmap to develop future products. Research and development costs represent between 34% and 39% of total operating expenses and are expected to increase in the future as we continue to invest in product development. The amount spent on projects under development is summarized below (in thousands):

	Years Ended June 30,		Expected Market Launch	Estimated Annual Revenue
	2019	2018
	(Dollars in thousands)
Total Research and Development costs:	$1,882	$1,893

Products in development:
Thoracic Driver	$339	$622	09/19	$4,000
Arthroscopic Shaver.	297	19	03/20	$600
Arthroscopic Attachment	17	12	12/19	$150
CMF Driver	9	—	05/20	$350
Sustaining & Other	1,220	1,240
Total	$1,882	$1,893

Customer CMF Driver(1)	348	20	09/19	$2,500

———————

(1)

Costs incurred related to customer contracts are included in costs of sales and deferred costs and are not included in research and development costs.

Other Income (Expense)

Interest and Dividend Income

Our interest and dividend income includes $183,000 of interest related to our investment in a hotel through the Participation Agreement more fully described in Note 6 to the Financial Statements contained elsewhere in this report as well as $83,000 of interest and dividend income earned from our interest bearing money market accounts and portfolio of equity investments.

Gain on sale of investments

During the quarter ended December 31, 2018, we liquidated one of the stocks in our portfolio of equity investments receiving proceeds of $1.9 million and recording a gain on the sale in the amount of $356,000.

Interest Expense

Interest expense consists primarily of interest expense related to the Term Loan from Minnesota Bank & Trust (“MBT”) described more fully in Note 7 to the Financial Statements contained elsewhere in this report and capital lease obligations for leased equipment.

Income Taxes

The effective tax rate for the years ended June 30, 2019 and 2018 was 24% and 38%, respectively.  The decrease in the fiscal 2019 effective tax rate is due to the benefit of applying the new federal corporate income tax rate of 21% to the full fiscal year. The fiscal 2018 rate represents a blended rate for the rates in existence before and after the December 22, 2017 adoption of the Tax Cuts and Jobs Act.

Liquidity and Capital Resources

The following table is a summary of our Statements of Cash Flows and Cash and Working Capital as of and for the fiscal years ended June 30, 2019 and 2018:

	As of and for the Years Ended June 30,
	2019	2018
	(In thousands)
Cash provided by (used in):
Operating activities	$3,326	$3,096
Investing activities	$(1,222)	$(4,115)
Financing activities	$450	$2,002

Cash, cash equivalents and working capital:
Cash and cash equivalents	$7,742	$5,188
Working capital	$17,513	$13,818

Cash Flows from Operating Activities

Cash provided by operating activities during fiscal 2019 was $3.3 million and relates primarily to our net income of $4.1 million, non-cash depreciation and amortization in the amount of $438,000 and the non-cash decrease in the deferred income taxes of $1.4 million, offset by an increase in inventory in the amount of $1.8 million due to projected increased sales, and an increase in accounts receivable of $1.1 million.

Cash provided by operating activities during fiscal 2018 relates primarily to our net income of $1.6 million and non-cash asset impairment charge of $1.0 million, the non-cash decrease in deferred income taxes of $391,000, and non-cash depreciation and amortization and stock compensation expense of $557,000 and $194,000, respectively, offset by an increase in inventory in the amount of $1.3 million due to projected increased demand from our largest customer. Offsetting the use of cash for inventory purchases, our accounts receivable decreased by $569,000 and our income taxes payable increased by $123,000.

Cash Flows from Investing Activities

Net cash used in investing activities in fiscal 2019 was $1.2 million. During the 2019 fiscal year, we invested $3.0 million in the purchase of marketable equity securities and generated $1.9 million in proceeds from sales of marketable equity securities under the direction of the Investment Committee of our Board, made capital expenditures in the amount of $1.4 million primarily for manufacturing equipment and collected $1.2 million from the Loan Participation described more fully in Note 6 to the Financial Statements contained elsewhere in this report.

Net cash used in investing activities in fiscal 2018 was $4.1 million and related to the $1,150,000 Participation Agreement and the additional $350,000 investment made in Monogram. In addition, we invested $923,000 in equipment and $1.7 million in marketable equity securities during fiscal year 2018.

Cash Flows from Financing Activities

Net cash provided by financing activities for fiscal 2019 included $5.0 million in a term loan from MBT more fully described in Note 7 to the Financial Statements contained elsewhere in this report, offset by $433,000 of principal payments on the MBT term loan and an equipment lease as well as $4.0 million related to the repurchase of 322,068 shares of our common stock pursuant to our share repurchase program.

During fiscal 2018, we generated $2.3 million in cash from financing activities through sales of our common stock under our ATM program more fully described in Note 12 to the Financial Statements contained elsewhere in this report. We also spent $220,000 on the repurchase of 33,026 shares of our common stock pursuant to the share repurchase program described in more detail below.

Liquidity Requirements for the Next 12 Months

As of June 30, 2019, our working capital was $17.5 million. We currently believe that our existing cash and cash equivalent balances, together with our account receivable balances, and anticipated cash flows from operations will provide us sufficient funds to satisfy our cash requirements as our business is currently conducted for at least the next 12 months. We may also borrow against our $2.0 million Revolving Loan with MBT, which we anticipate renewing (See Note 7 of Notes to Financial statements contained elsewhere in this report).

We are focused on preserving our cash balances by monitoring expenses, identifying cost savings, and investing only in those development programs and products that we believe will most likely contribute to our profitability. As we execute our current strategy, however, we may require debt and/or equity capital to fund our working capital needs and requirements for capital equipment to support our manufacturing and inspection processes. In particular, we have experienced negative operating cash flow in the past, especially as we procure long-lead time materials to satisfy our backlog, which can be subject to extensive variability. We believe that if we need additional capital to fund our operations, we can raise additional capital by selling additional shares of our common stock through our ATM or borrow against our Revolving Loan with MBT.

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

The Investment Committee is comprised of Messrs. Swenson (Chair), Cabillot and Van Kirk.

The Investment Committee approved each of the investments comprising the $3.2 million of marketable public equity securities held at June 30, 2019, which amount includes unrealized holding losses in the amount of $549,000 at June 30, 2019.

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

During the fiscal year ended June 30, 2018, we repurchased 33,026 shares at an aggregate cost, inclusive of fees under the Plan of $220,000. During the fiscal year ended June 30, 2019, we repurchased 322,068 shares at an aggregate cost, inclusive of fees under the Plan of $4.0 million. On a cumulative basis, we have repurchased a total of 588,051 shares under the share repurchase program at an aggregate cost, inclusive of fees under the Plan, of $5.1 million. All repurchases under the 10b5-1 Plans were administered through an independent broker.

Recent Accounting Pronouncements

On July 1, 2018, we adopted ASU 2014-09, (Topic 606) "Revenue from Contracts with Customers." This guidance outlines a single, comprehensive model of accounting for revenue from contracts with customers. We adopted the standard using the modified retrospective transition method, under which prior periods were not revised to reflect the impacts of the new standard. Our revenue is primarily generated from the sale of finished product to customers. Those sales predominantly contain a single delivery element and revenue is recognized at a single point in time when ownership, risks and rewards transfer. We also perform services when we are engaged to design a product for a customer and there is more judgment involved in determining the amount and timing of revenue recognition under those types of contracts. In fiscal 2019, the revenue from these activities represented approximately 1% of total revenue.  Accordingly, the timing of revenue recognition is not materially impacted by the new standard.

In February 2016, the FASB issued ASU 2016-02, (Topic 842) Leases. The objective of this update is to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those annual periods and is to be applied utilizing a modified retrospective approach. However, the FASB issued ASU 2018-11 on July 30, 2018, which allows entities to apply the provisions of ASC 842 at the effective date without adjusting comparative periods. We have completed the assessment of our leases and we expect the adoption will lead to an approximate $3.3 million increase in the assets and liabilities recorded on our balance sheet.

No other new accounting pronouncement issued or effective during the fiscal year had or is expected to have a material impact on our Financial Statements.

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PRO-DEX, INC.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

Pro-Dex, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Pro-Dex, Inc. and Subsidiaries (the “Company”) as of June 30, 2019 and 2018, the related statements of operations and comprehensive income, shareholders’ equity and cash flows for each of the two years in the period ended June 30, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Moss Adams LLP
Moss Adams LLP
Irvine, California
September 12, 2019

We have served as the Company’s auditor since 2003.

PRO-DEX, INC.

BALANCE SHEETS

(In thousands, except share data)

	June 30,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$7,742	$5,188
Investments	2,649	2,220
Accounts receivable, net of allowance for doubtful accounts of $0 and $14 at June 30, 2019 and 2018, respectively	4,100	2,955
Deferred costs	430	32
Notes receivable (See Note 6)	—	1,176
Inventory	6,239	4,393
Prepaid expenses and other current assets	623	269
Total current assets	21,783	16,233
Plant, equipment and leasehold improvements, net	2,726	1,755
Intangibles, net	129	140
Deferred income taxes, net	260	1,678
Investments	582	—
Notes receivable, net of current portion (See Note 6)	—	43
Other assets	40	68
Total assets	$25,520	$19,917

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,996	$1,083
Accrued liabilities	1,437	1,266
Deferred revenue	215	31
Note payable and capital lease obligations	622	35
Total current liabilities	4,270	2,415
Non-current liabilities:
Deferred rent	146	97
Income taxes payable	162	123
Notes and capital lease payable, net of current portion	3,934	6
Total non-current liabilities	4,242	226
Total liabilities	8,512	2,641

Commitments and Contingencies:

Shareholders’ equity:
Common stock, no par value, 50,000,000 shares authorized; 4,039,491 and 4,331,089 shares issued and outstanding at June 30, 2019 and 2018, respectively	15,815	19,835
Accumulated other comprehensive loss	(549)	(153)
Retained earnings (accumulated deficit)	1,742	(2,406)
Total shareholders’ equity	17,008	17,276
Total liabilities and shareholders’ equity	$25,520	$19,917

See notes to financial statements.

PRO-DEX, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In thousands, except per share data)

	Years Ended June 30,
	2019	2018

Net sales	$27,172	$22,465
Cost of sales	17,392	14,522
Gross profit	9,780	7,943

Operating (income) expenses:
Selling expenses	415	358
General and administrative expenses	2,492	2,287
Asset impairment charges	—	1,029
Gain on disposal of equipment	(7)	(16)
Research and development costs	1,882	1,893
Total operating expenses	4,782	5,551
Operating income	4,998	2,392
Other income (expense):
Interest and dividend income	268	225
Other income	45	—
Gain on sale of investments	356	—
Interest expense	(220)	(7)
Total other income	449	218

Income before income taxes	5,447	2,610
Income tax expense	1,299	989

Net income	4,148	1,621
Other comprehensive loss, net of tax:
Unrealized loss from marketable equity investments, net of income taxes	(396)	(186)
Comprehensive income	$3,752	$1,435

Basic & Diluted income per share:
Basic net income per share	$0.99	$0.38

Diluted net income per share	$0.97	$0.37

Weighted average common shares outstanding:
Basic	4,192,365	4,304,602
Diluted	4,298,332	4,344,765

See notes to financial statements.

PRO-DEX, INC.

STATEMENTS OF SHAREHOLDERS’ EQUITY

For The Years Ended June 30, 2019 and 2018

(In thousands, except share data)

	Common Shares		Accumulated Other	Retained Earnings/
	Number of		Comprehensive	(Accumulated
	Shares	Amount	Income (Loss)	Deficit)	Total
Balance at June 30, 2017	4,025,193	$17,704	$33	$(4,027)	$13,710
Net income	—	—	—	1,621	1,621
Net change in unrealized gain (loss) from marketable equity investments	—	—	(186)	—	(186)
ESPP shares issued	6,733	37	—	—	37
Share-based compensation	—	194			194
Shares issued under ATM(1)	332,189	2,120	—	—	2,120
Share repurchases	(33,026)	(220)	—	—	(220)
Balance at June 30, 2018	4,331,089	$19,835	$(153)	$(2,406)	$17,276
Net income	—	—	—	4,148	4,148
Exercise of stock options	3,000	6	—	—	6
Net change in unrealized gain (loss) from marketable equity investments	—	—	(396)	—	(396)
ESPP shares issued	2,743	22	—	—	22
Shares issued in connection with performance award vesting	40,000	—	—	—	—
Shares withheld from common stock issued to pay employee payroll taxes	(15,273)	(101)			(101)
Share-based compensation	—	37			37
Share repurchases	(322,068)	(3,984)	—	—	(3,984)
Balance at June 30, 2019	4,039,491	$15,815	$(549)	$1,742	$17,008

———————

(1)	$142,000 of the proceeds raised from the ATM shares issued during fiscal 2018, were accounted for as a reduction of prepaid expenses related to establishing the ATM.

See notes to financial statements.

PRO-DEX, INC.

STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,148	$1,621
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	438	557
Gain on sale of investments	(356)	—
Gain on sale or disposal of equipment	(7)	(16)
Amortization of loan fees	7	—
Asset impairment charges	—	1,029
Share-based compensation	37	194
Deferred income taxes	1,418	391
Bad debt expense (recovery)	(14)	14
Changes in operating assets and liabilities:
Accounts receivable	(1,131)	569
Deferred costs	(398)	(19)
Assets held for sale	—	31
Inventory	(1,846)	(1,309)
Prepaid expenses and other assets	(326)	(45)
Accounts payable, accrued expenses and deferred rent	1,133	(57)
Deferred revenue	184	13
Income taxes payable	39	123
Net cash provided by operating activities	3,326	3,096

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment and leasehold improvements	(1,387)	(923)
Purchase of notes receivable	—	(350)
Investment in Loan Participation (See Note 6)	—	(1,150)
Proceeds from dividend reclassified as return of principal	23	—
Proceeds from sale of equipment	7	30
Proceeds from collection of notes receivable	1,219	—
Proceeds from sale of investments	1,905	—
Increase in intangibles	(11)	(11)
Purchase of investments	(2,978)	(1,711)
Net cash used in investing activities	(1,222)	(4,115)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on capital lease and note payable	(433)	(78)
Proceeds from shares issued under ATM	—	2,262
Borrowing from Minnesota Bank & Trust, net of loan origination fees	4,940	—
Repurchases of common stock	(3,984)	(220)
Payments of employee taxes on net issuance of common stock	(101)	—
Proceeds from exercise of stock options and ESPP contributions	28	38
Net cash provided by financing activities	450	2,002

Net increase in cash and cash equivalents	2,554	983
Cash and cash equivalents, beginning of year	5,188	4,205
Cash and cash equivalents, end of year	$7,742	$5,188

See notes to financial statements.

PRO-DEX, INC.

STATEMENTS OF CASH FLOWS - CONTINUED

(In thousands)

	Years Ended June 30,
	2019	2018
Supplemental disclosures of cash flow information:

Noncash investing and financing activities:
Promissory note issued in connection with sale of Fineline	$—	$280

Supplemental disclosures of cash flow information:
Cash paid for income taxes, net of refunds	$320	$401
Cash paid for interest	$199	$7

See notes to financial statements.

PRO-DEX, INC.

NOTES TO FINANCIAL STATEMENTS

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

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The summary of significant accounting policies presented below is designed to assist the reader in understanding our financial statements. Such financial statements and related notes are the representations of management, who is responsible for their integrity and objectivity. In the opinion of management, these accounting policies conform to accounting principles generally accepted in the United States of America (“GAAP”) in all material respects, and have been consistently applied in preparing the accompanying financial statements.

Revenue Recognition

Revenue from product sales is recognized as promulgated by the Financial Accounting Standards Board (FASB) in Accounting Standards Update (“ASU”) 2014-09 Revenue from Contracts with Customers once our contract(s) with a customer and the performance obligations in the contract have been identified, and the transaction price has been allocated to the performance obligations and revenue is recorded when (or as) we satisfy each performance obligation, generally upon shipment.

Revenue from services, typically non-recurring engineering services related to the design or customization of a medical device, is typically recognized over-time.

Returns of our product for credit are minimal; accordingly, we do not establish a reserve for product returns at the time of sale.

Estimated Losses on Product Development Services

Cost and revenue estimates related to the product development service portions of development and supply contracts are reviewed and updated quarterly. An expected loss on development service contracts is recognized immediately in cost of sales.

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

NOTES TO FINANCIAL STATEMENTS

Warranties

Certain of our products are sold with a warranty that provides for repairs or replacement of any defective parts for a period, generally one to two years, after the sale. At the time of the sale, we accrue an estimate of the cost of providing the warranty based on prior experience with such factors as return rates and repair costs, which factors are reviewed quarterly.

The warranty accrual is based on historical costs of warranty repairs and expected future identifiable warranty expenses, and is included in accrued expenses in the accompanying balance sheets. Warranty expenses are included in cost of sales in the accompanying statements of operations. Changes in estimates to previously established warranty accruals result from current period updates to assumptions regarding repair costs and warranty return rates, and are included in current period warranty expense.

Cash and Cash Equivalents

We consider all highly liquid investments with an original maturity of ninety days or less to be cash equivalents. At June 30, 2019 and 2018, cash equivalents consisted of investments in money market funds.

Accounts Receivable

Trade receivables are stated at their original invoice amounts, less an allowance for doubtful portions of such accounts. Management determines the allowance for doubtful accounts based on facts and circumstances related to specific accounts and the age of accounts. Trade receivables are written off when deemed uncollectible. Recoveries of trade receivables previously reserved are offset against the allowance when received.

Deferred Costs

Deferred costs reflect costs incurred related to non-recurring engineering services under the terms of the related development and/or supply contracts.  These costs get recorded to cost of sales in the period that the revenue is recognized.

Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or net realizable value. Cost includes materials, labor and manufacturing overhead related to the purchase and production of inventories. Reductions to estimated market value are recorded, and charged to cost of sales, when indicated based on a formula that compares on-hand quantities to both historical usage and estimated demand over the ensuing 12 months from the measurement date. On an on-going basis, we evaluate inventory for obsolescence and slow-moving items.  This evaluation includes analysis of historical sales and usage, existing demand, as well as specific factors known to management. As of June 30, 2019, there was approximately $276,000 of inventory in-transit.

Investments

Investments at June 30, 2019 and 2018 consist of marketable equity securities of publicly held companies.  The investments were made to realize a reasonable return, although there is no assurance that positive returns will be realized. Investments are marked to market at each measurement date, with unrealized gains and losses, net of income taxes, presented as adjustments to accumulated other comprehensive income or loss. During fiscal 2019, we invested in the common stock of a public company that is listed on the Over-the-Counter market and is thinly traded.  This investment was subject to an independent valuation as of June 30, 2019.

Long-lived Assets

We review the recoverability of long-lived assets, consisting of equipment and leasehold improvements, when events or changes in circumstances occur that indicate carrying values may not be recoverable.

PRO-DEX, INC.

NOTES TO FINANCIAL STATEMENTS

Equipment and leasehold improvements are recorded at historical cost and depreciation is provided using the straight-line method over the following periods:

Equipment	Three to ten years
Leasehold improvements	Shorter of the lease term or the asset’s estimated useful life

Intangibles

Intangibles consist of legal fees incurred in connection with patent applications. Certain of our patent costs are being amortized over a period of seven years, the estimated life of the product that is currently utilizing the patented technology.  The remaining patent costs will be amortized over the estimated life of the product(s) that will be utilizing the technology, or expensed immediately in the event the patent office denies the issuance of the patent. The expense associated with the amortization of the patent costs is recognized in research and development costs.

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

Income Taxes

We recognize deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of our assets and liabilities along with net operating losses and tax credit carryovers. Deferred tax assets at both June 30, 2019 and 2018 consisted primarily of basis differences related to research and development tax credit utilization,  accrued expenses, inventories and intangible assets.

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

PRO-DEX, INC.

NOTES TO FINANCIAL STATEMENTS

Concentration of Credit Risk

Financial instruments that potentially subject us to credit risk consist principally of cash, cash equivalents, and trade receivables. We place our cash and cash equivalents with major financial institutions. At June 30, 2019 and 2018, and throughout the fiscal years then ended, we had deposits in excess of federally insured limits. Credit sales are made to original equipment manufacturers and resellers throughout the world, and sales to such customers account for a substantial portion of our trade receivables. While such receivables are not collateralized, we evaluate their collectability based on several factors including customers’ payment histories.

Compensation Plans

We recognize compensation expense for the share-based awards that vest subject to market conditions under ASC 718 Compensation-Stock Compensation by estimating their fair value using a Monte Carlo simulation.  The fair value using a Monte Carlo simulation model is affected by assumptions regarding a number of complex judgments including expected stock price volatility, risk free interest rates, and the forecasted future value and trading volume of our stock. The awards are considered granted for accounting purposes on the date the awards were approved by the Compensation Committee and we recognize compensation expense, based on the estimated fair value of the award, on a straight-line basis over the requisite service period.

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

Basic and Diluted Per Share Information

Basic per share amounts are computed on the basis of the weighted-average number of common shares outstanding during each period presented. Diluted per share amounts assume the issuance of all potential common stock equivalents, consisting of outstanding stock options and performance awards as discussed in Note 11, unless the effect of such exercise is to increase income, or decrease loss, per common share.

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

PRO-DEX, INC.

NOTES TO FINANCIAL STATEMENTS

Investments: Investments consist of marketable equity securities of publicly held companies.  As such, most of our investments are classified within Level 1 of the valuation hierarchy. One of our marketable securities is an investment of common stock of a publicly traded company that is listed on the Over-the-Counter market and is thinly traded.  Due to the thinly traded nature of this stock it is classified within Level 2 of the valuation hierarchy.  The fair value of this investment was  based upon an independent valuation.

Notes receivable: This investment was classified within Level 3 of the valuation hierarchy for purposes of evaluating potential impairment of these assets as of June 30, 2018.  The fair value of the notes receivable was based upon the cost basis of the investment as well as our internal assessment of the value of the underlying collateral.

Although the methods above may produce a fair value calculation that may not be indicative of the net realizable value or reflective of future fair values, we believe our valuation methods are appropriate.

Advertising

Advertising costs are charged to selling or general and administrative expense as incurred and amounted to $2,000 and $36,000 for the fiscal years ended June 30, 2019 and 2018, respectively.

Recent Accounting Standards

In February 2016, the FASB issued ASU 2016-02, (Topic 842) Leases. The objective of this update is to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those annual periods and is to be applied utilizing a modified retrospective approach. However, the FASB issued ASU 2018-11 on July 30, 2018, which allows entities to apply the provisions of ASC 842 at the effective date without adjusting comparative periods. We have completed the assessment of our leases and we expect our July 1, 2019 adoption will lead to an approximate $3.3 million increase in the assets and liabilities recorded on our balance sheet.

Recently Adopted Accounting Standards

Effective July 1, 2018, we adopted new revenue recognition guidance issued by the FASB related to contracts with customers.  Under ASU 2014-09, (Topic 606) “Revenue From Contracts with Customers,” we recognize revenue from the sales of products and services by applying the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied. We utilized the modified retrospective method of adoption and there was no impact on our financial statements as a result of adopting Topic 606 for the year ended June 30, 2019.  We primarily sell finished products and recognize revenue at point of sale or delivery and the timing of revenue recognition has not changed with the adoption of the new guidance.  However, we also perform services when we are engaged to design a product for a customer and there is more judgment involved in determining the amount and timing of revenue recognition under those types of contracts.  In order to disclose the amount of revenue related to these services, where more judgment is required, we have added “NRE & Prototypes” to our net sales table included under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report, which in our prior reports had been reflected in “Medical device and services”.

Reclassifications

We have reclassified our income taxes payable, which consists of uncertain tax positions, from current liabilities to non-current liabilities as prescribed by GAAP. This balance sheet reclassification had no impact on our net income.

PRO-DEX, INC.

NOTES TO FINANCIAL STATEMENTS

3.

 COMPOSITION OF CERTAIN FINANCIAL STATEMENT ITEMS

Investments

Investments are stated at market value and consist of the following (in thousands):

	June 30, 2019	June 30, 2018
Marketable equity securities – short-term	$2,649	$2,220
Marketable equity securities – long-term	582	—
Total Marketable equity securities	$3,231	$2,220

Investments at June 30, 2019 and 2018 had an aggregate cost basis of $3,780,000 and $2,373,000, respectively. The long-term investments include an equity security purchased during the third quarter of fiscal 2019 that is thinly traded and therefore we classified the asset as long term in nature because even if we decide to sell the stock we may not be able to sell our position within one year. At June 30, 2019, the investments included gross unrealized losses of $549,000 and no unrealized gains. At June 30, 2018, the investments included net unrealized losses of $153,000 (gross unrealized losses of $196,000 offset by gross unrealized gains of $43,000).

Of the total short-term marketable equity securities at June 30, 2019 and 2018, $938,000 and $285,000, respectively, represent an investment in the common and preferred stock of Air T, Inc.  Two of our Board members are also board members of Air T, Inc. and both either individually or through affiliates own an equity interest in Air T, Inc.  Our Chairman, one of the two Board members aforementioned, also serves as the Chief Executive Officer and Chairman of Air T, Inc.  The shares have been purchased through 10b5-1 Plans, which in accordance with our internal policies regarding the approval of related party transactions, was approved by our three Board members that are not affiliated with Air T, Inc.

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

Inventory

Inventory is stated at the lower of cost (first-in, first-out) or net realizable value and consists of the following (in thousands):

	June 30,
	2019	2018
Raw materials /purchased components	$3,132	$1,878
Work in process	1,511	974
Sub-assemblies /finished components	1,524	1,193
Finished goods	72	348
Total inventory	$6,239	$4,393

PRO-DEX, INC.

NOTES TO FINANCIAL STATEMENTS

Equipment and Leasehold Improvements

Equipment and leasehold improvements consist of the following (in thousands):

	June 30,
	2019	2018
Office furnishings and fixtures	$2,067	$1,821
Machinery and equipment	5,119	4,488
Automobiles	21	—
Leasehold improvements	2,276	2,170
Total	9,483	8,479
Less: Accumulated depreciation and amortization	(6,757)	(6,724)
	$2,726	$1,755

Depreciation expense for the years ended June 30, 2019 and 2018 amounted to $416,000 and $522,000, respectively.  During fiscal 2019, fully depreciated assets in the amount of $103,000 were retired and an additional $280,000 of fully depreciated assets were sold. During fiscal 2018, assets in the amount of approximately $1.2 million were retired and an additional $359,000 of fully depreciated assets were sold.

Intangibles

Intangibles consist of the following (in thousands):

	June 30, 2019	June 30, 2018
Covenant not to compete	$—	$30
Patent-related costs	175	164
Total intangibles	175	194
Less accumulated amortization	(46)	(54)
	$129	$140

Amortization expense for the years ended June 30, 2019 and 2018 amounted to $22,000 and $20,000, respectively.

The covenant not to compete related to assets acquired in conjunction with a business acquisition. The covenant not to compete and related accumulated amortization were retired during the second quarter of fiscal 2019.  Patent-related costs consist of legal fees incurred in connection with both patent applications and a patent issuance, and will be amortized over the estimated life of the product(s) that is or will be utilizing the technology, or expensed immediately in the event the patent office denies the issuance of the patent. Since we do not know when, or if, our patent applications will be issued, the future amortization expense is not predictable.

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	June 30,
	2019	2018
Payroll and related items	$480	$438
Accrued inventory in transit	276	301
Accrued legal and professional fees	130	155
Accrued bonuses	221	109
Warranty	136	107
Accrued losses on development contracts	83	83
Accrued sales, use and excise taxes	2	6
Other	109	67
	$1,437	$1,266

PRO-DEX, INC.

NOTES TO FINANCIAL STATEMENTS

4.

WARRANTY ACCRUAL

Information relating to the accrual for warranty costs for the years ended June 30, 2019 and 2018 is as follows (in thousands):

	June 30,
	2019	2018
Balance at beginning of year	$107	$159
Accruals during the year	119	102
Change in estimates of prior period accruals	(18)	(97)
Warranty amortization	(72)	(57)
Balance at end of year	$136	$107

Warranty expense relating to new product sales and changes to estimates was $101,000 and $5,000, respectively, for the fiscal years ended June 30, 2019 and 2018.

5.

INCOME TAXES

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was enacted into law.  The new legislation represents a fundamental and dramatic shift in US taxation.  The new legislation contained several key tax provisions that impacted us including the reduction of the corporate income tax rate to 21% effective January 1, 2018.  The new legislation also included a variety of other changes including but not limited to a limitation on the deductibility of interest expense, acceleration of business asset expensing and reduction in the amount of executive pay that could qualify as a tax deduction. The provision for income taxes consists of the following amounts (in thousands):

	Years Ended June 30,
	2019	2018
Current:
Federal	$(140)	$579
State	21	19
Deferred:
Federal	1,079	247
State	339	144
Income tax expense	$1,299	$989

PRO-DEX, INC.

NOTES TO FINANCIAL STATEMENTS

Section 15 of the Internal Revenue Code stipulated that our fiscal year ended June 30, 2018 have a blended federal statutory tax rate of 27.55%, which was based on the applicable tax rates before and after the effectiveness of the Tax Act and the number of days in the year.  The effective income tax rate from income (loss) from continuing operations differs from the United States statutory income tax rates for the reasons set forth in the table below (in thousands, except percentages).

	Years Ended June 30,
	2019		2018
	Amount	Percent Pretax Income	Amount	Percent Pretax Income
Income before income taxes	$5,447	100%	$2,610	100%

Computed “expected” income tax expense on income before income taxes	$1,135	21%	$719	28%
State tax, net of federal benefit	281	5%	73	3%
Tax incentives	(85)	(1%)	(47)	(2%)
Change in valuation allowance	11	—	202	8%
Tax law changes	(8)	—	119	5%
Domestic production deduction	8	—	(84)	(4%)
Other	(43)	(1%)	7	—
Income tax expense	$1,299	24%	$989	38%

Deferred income taxes reflect the net effects of loss and credit carryforwards and temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities for federal and state income taxes are as follows (in thousands):

	June 30,
	2019	2018
Deferred tax assets:
Federal & State NOL carryforward	$23	$23
Research & other credits	347	1,517
Reserves and accruals	431	438
Stock based compensation	9	55
Inventory	357	371
Other intangibles	37	70
Other	147	48
Total gross deferred tax assets	$1,351	$2,522
Less: valuation allowance	(477)	(368)
Total deferred tax assets	874	2,154

	June 30,
	2019	2018
Deferred tax liabilities:
Property and equipment, principally due to differing depreciation methods	$(527)	$(318)
Deferred state tax	(81)	(152)
Other	(6)	(6)
Total gross deferred tax liabilities	(614)	(476)
Net deferred tax assets	$260	$1,678

Realization of our deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain.  As of June 30, 2019, our deferred tax asset valuation allowance primarily consists of unrealized capital loss for investments held and the state net operating loss carryforwards for states in which we have filed a final return. For the year ended June 30, 2019, we recorded a net valuation allowance of $109,000, on the basis of management’s reassessment of the amount of our deferred tax assets that are more likely than not to be realized.

PRO-DEX, INC.

NOTES TO FINANCIAL STATEMENTS

As of June 30, 2019, we did not have any net operating losses for federal and state income tax purposes for state jurisdictions in which we currently operate. We have no federal research and development and alternative minimum tax credit carry forwards at June 30, 2019. State tax research credit carry forwards at June 30, 2019 amount to $347,000, the majority of which do not expire.

As of June 30, 2019, we have accrued $490,000 of unrecognized tax benefits related to federal and state income tax matters that would reduce our income tax expense if recognized. If we are eventually able to recognize our uncertain tax positions, our effective tax rate would be reduced.  Any adjustment to our uncertain tax positions would result in an adjustment of our tax credit carryforwards rather than resulting in a cash outlay.

Information with respect to our accrual for unrecognized tax benefits is as follows (in thousands):

	June 30,
	2019	2018
Unrecognized tax benefits:
Beginning balance	$462	$446
Additions based on federal tax positions related to the current year	11	8
Additions based on state tax positions related to the current year	11	8
Additions for tax positions of prior years	6	—
Reductions for tax positions of prior years	—	—
Ending balance	$490	$462

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

We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense when applicable. As of June 30, 2019, no interest or penalties applicable to our unrecognized tax benefits have been accrued since we have sufficient tax attributes available to fully offset any potential assessment of additional tax.

We are subject to U.S. federal income tax, as well as income tax of California and Colorado. We are currently open to audit under the statute of limitations by the Internal Revenue Service for the years ended June 30,

2016 and later.  However, because of net operating losses and research credit carryovers, substantially all of our tax years are open to audit.

6.

NOTES RECEIVABLE

Loan Participation note receivable – short-term

On September 20, 2017 (the “Closing Date”), we entered into a Participation Agreement with FS Special Opportunities I, L.P., a Minnesota limited partnership (“Principal”), pursuant to which we paid Principal $1,150,000 in cash to purchase a 50% (“Participation Percentage”) undivided interest (the “Loan Participation”) in Principal’s $2,300,000 loan (the “Loan”) to 414 New York LLC, a New York limited liability company (“Borrower”). The Loan Participation constituted the purchase by us of a property interest in the Loan from Principal and did not create a creditor-debtor relationship between us and Borrower. Borrower used the proceeds from the Loan to acquire a leasehold interest in certain real estate operated as a hotel in Manhattan, New York.

PRO-DEX, INC.

NOTES TO FINANCIAL STATEMENTS

Pursuant to the loan agreement entered into on the Closing Date between Principal and Borrower, the Loan initially bore interest at a fixed rate of 22% per annum, with payments of all accrued and unpaid interest due monthly commencing on October 1, 2017 and on the first day of each month thereafter. If the principal balance of the Loan was not paid in full by September 30, 2018, commencing on October 1, 2018 and continuing on the first day of the next 83 months thereafter, Borrower would, in addition to the aforementioned monthly interest payments, pay installments of principal equal to 1/84th of the principal balance outstanding under the Loan as of September 30, 2018. During the first quarter ended September 30, 2018, however, the Principal extended interest only payments to Borrower for an additional period of up to two months and continued to grant subsequent extensions. During the third quarter ended March 31, 2019, the Borrower repaid the loan in full.  Additionally, we received payments in the amount of $35,000 representing the value of warrants issued to us in conjunction with the loan extensions, recorded in other income in the statement of operations and comprehensive income.

Raymond E. Cabillot, a director of the Company, is the managing partner of Farnam Street Capital, Inc. (“Farnam”) and Farnam is the founding partner of the Principal. In accordance with our internal policies regarding the approval of related party transactions, the Loan Participation was approved by our four Board members that are not affiliated with Farnam.

Fineline note receivable

On May 23, 2018, we completed the sale of substantially all of the assets of Fineline, which was engaged in the manufacture of plastic injection molds serving customers in a variety of industries.  The aggregate purchase price was $310,000, of which $30,000 was paid in cash at closing and the balance of $280,000 was to be paid to us under the terms of a five-year promissory note, which bore interest at 4% per annum and required sixty equal monthly payments of principal and accrued interest in the amount of approximately $5,000 each, beginning February 15, 2019. We determined that there was uncertainty regarding the collectability of this note. Therefore, during fiscal 2018 we offset the gain on the sale of the division in the amount of approximately $211,000, against the impairment of the note receivable because we believed that the fair market value of the collateral securing the note was less than the face amount of the note. During the third quarter ended March 31, 2019, the loan fell into default.  During the fourth quarter ended June 30, 2019 we sold the collateral securing the loan for $75,000 cash, eliminated the note receivable balance and recorded approximately $10,000, the amount in excess of the note receivable balance, to other income in our statement of operations and comprehensive income.

7.

NOTES PAYABLE AND FINANCING TRANSACTIONS

Minnesota Bank & Trust

On September 6, 2018, we entered into a Credit Agreement with Minnesota Bank & Trust, a Minnesota state banking corporation (“MBT”), providing for a $5,000,000 term loan (the “Term Loan”) as well as a $2,000,000 revolving loan (the “Revolving Loan” and together with the Term Loan, collectively the “Loans”), evidenced by a Term Note A and a Revolving Credit Note made by us in favor of MBT.  The Loans are secured by substantially all of our assets pursuant to a Security Agreement entered into on September 6, 2018 between us and MBT.  We paid loan origination fees to MBT in the amount of $60,000, which is being amortized to loan fees over the term of the underlying debt.

The Term Loan matures on October 1, 2025 and bears interest at a fixed rate of 5.53% per annum. An initial payment of interest only in the amount of $18,433 was paid on October 1, 2018. Commencing November 1, 2018 and continuing on the first day of each subsequent month thereafter until the maturity date, we are required to make payments of principal and interest on the Term Loan of approximately $72,000, plus any additional accrued and unpaid interest through the date of payment.  The balance owed on the Term Loan at June 30, 2019 is $4.6 million. The Revolving Loan matures on September 6, 2019 unless earlier terminated pursuant to its terms and bears interest at the greater of (a) 4.5% or (b) the difference of the prime rate as published in the Money Rates section of the Wall Street Journal minus 0.50%. Commencing on the first day of each month after we initially borrow against the Revolving Loan, which we have yet to do, and each month thereafter until maturity, we are required to pay all accrued and unpaid interest on the Revolving Loan through the date of payment. Any principal on the Revolving Loan that is not previously prepaid shall be due and payable on the maturity date (or earlier termination of the Revolving Loan).

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

PRO-DEX, INC.

NOTES TO FINANCIAL STATEMENTS

Scheduled maturities of our Term Loan for future fiscal years ending June 30 are as follows (in thousands):

Term Loan Payments
Fiscal Year:
2020	$624
2021	660
2022	697
2023	737
2024	778
Thereafter	1,107
Total principal payments	$4,603

Farmers & Merchants Bank of Long Beach

On April 19, 2017, we entered into a Business Loan Agreement, dated effective March 28, 2017, with Farmers & Merchants Bank of Long Beach (“FMB”), providing for a $500,000 revolving loan facility (the “Revolving Loan Facility”).  The Revolving Loan Facility was secured by substantially all of our assets and bore interest at prime plus 2 percent and matured on March 28, 2018.  During the initial loan period, we did not borrow any funds.  As disclosed in a Form 8-K filed with the SEC on April 17, 2018, we entered into a Change in Terms Agreement and an Amendment #1 to Business Loan Agreement, each dated effective April 6, 2018, which extended the maturity date of the Revolving Loan Facility to March 28, 2019. This loan was terminated by us on September 4, 2018 in conjunction with the MBT Loans described above.

Jules & Associates/Hitachi Capital America Corporation

On July 21, 2016, we entered a master equipment lease agreement with Jules and Associates, Inc. to lease a specific machine used in our inspection process.  The cost of the equipment was approximately $106,000 and the lease provides for 36 monthly payments in the amount of $3,121, as well as interim rent in the amount of $7,388.  The lease was subsequently assigned to Hitachi Capital America Corporation. The balance owed on the lease as of June 30, 2019 is approximately $6,000.

8.

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

Rent expense in fiscal 2019 and 2018 was $548,000 and $551,000, respectively. Minimum lease payments for future fiscal years ending June 30 are as follows (in thousands):

Operating Leases
Fiscal Year:
2020	$461
2021	475
2022	489
2023	504
2024	519
Thereafter	1,796
Total minimum lease payments	$4,244

PRO-DEX, INC.

NOTES TO FINANCIAL STATEMENTS

Compensation Arrangements

Retirement Savings 401(k) Plan

The Pro-Dex, Inc. Retirement Savings 401(k) Plan (the “401(k) Plan”) is a defined contribution plan we administer that covers substantially all our employees and is subject to the provisions of the Employee Retirement Income Security Act of 1974, as amended. Employees are eligible to participate in the 401(k) Plan when they have attained 19 years of age and then can enter into the 401(k) Plan on the first day of each calendar quarter. Participants are eligible to receive non-discretionary Pro-Dex matching contributions of 25% of their contributions up to 5% of eligible compensation. For the fiscal years ended June 30, 2019 and 2018, we recognized compensation expense amounting to $42,000 and $54,000, respectively, in connection with the 401(k) Plan. During our fiscal year ended June 30, 2019, we used approximately $16,000 of forfeited match contributions to reduce our match expense.

Legal Matters

We are from time to time a party to various legal proceedings incidental to our business. There can be no certainty, however, that we may not ultimately incur liability or that such liability will not be material and adverse.

9.

SHARE-BASED COMPENSATION

Stock Option Plans

Through 2014, we had two equity compensation plans, the Second Amended and Restated 2004 Stock Option Plan (the “Employee Stock Option Plan”) and the Amended and Restated 2004 Directors’ Stock Option Plan (the “Directors’ Stock Option Plan”) (collectively, the “Former Stock Option Plans”). The Employee Stock Option Plan and Director’s Stock Option Plan were terminated in June 2014 and December 2014, respectively.

In September 2016, our Board approved the establishment of the 2016 Equity Incentive Plan, which was approved by our shareholders at the November 29, 2016 Annual Meeting.  The 2016 Equity Incentive Plan provides for the award of up to 1,500,000 shares of our common stock in the form of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted shares, restricted stock units, performance awards and other stock-based awards. As of June 30, 2019, 200,000 performance awards have been granted under the 2016 Equity Incentive Plan.

Stock Options

There were no stock options granted during the fiscal years ended June 30, 2019 and 2018.  As of June 30, 2019, there was no unrecognized compensation cost under the Former Stock Option Plans as all outstanding stock options are fully vested. The intrinsic value of stock options outstanding and exercisable at June 30, 2019 was approximately $600,000.

The following is a summary of stock option activity under the stock option plans for the fiscal years ended June 30, 2019 and 2018:

	2019		2018
	Number of Shares	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Exercise Price
Outstanding at July 1,	57,000	$1.88	57,000	$1.88
Options granted	—	—	—	—
Options exercised	(3,000)	2.14	—	—
Options forfeited	—	—	—	—
Outstanding at end of period	54,000	$1.86	57,000	$1.88
Stock Options Exercisable at June 30,	54,000	$1.86	57,000	$1.88

PRO-DEX, INC.

NOTES TO FINANCIAL STATEMENTS

Performance Awards

In December 2017, the Compensation Committee of our Board of Directors granted 200,000 performance awards to our employees which will generally be paid in shares of our common stock.  Whether any performance awards vest, and the amount that does vest, is tied to the completion of service periods that range from 7 months to 9.5 years at inception and the achievement of our common stock trading at certain pre-determined prices. The weighted average fair value of the performance awards granted was $4.46, calculated using the weighted average fair market value for each award, using a Monte Carlo simulation. We recorded share-based compensation expense of $33,000 and $187,000 for the fiscal years ended June 30, 2019 and 2018, respectively, related to these performance awards. On June 30, 2019, there was approximately $67,000 of unrecognized compensation cost related to these non-vested performance awards expected to be expensed over the weighted-average period of 3.88 years.

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

During the fiscal years ended June 30, 2019 and 2018, shares totaling 2,743 and 6,733, respectively, were purchased pursuant to the ESPP and allocated to participating employees based upon their contributions at weighted average prices of $8.02 and $5.60, respectively.  On a cumulative basis, since the inception of the ESPP, employees have purchased a total of 18,866 shares.  During the fiscal years ended June 30, 2019 and 2018, we recorded stock compensation expense in the amount of $4,000 and $7,000, respectively, relating to the ESPP.

10.

MAJOR CUSTOMERS & SUPPLIERS

Customers that accounted for sales in excess of 10% of our total sales in either of fiscal year 2019 or 2018, is as follows (in thousands, except percentages):

	Years Ended June 30,
	2019		2018
	Amount	Percent of Total	Amount	Percent of Total

Total revenue	$27,172	100%	$22,465	100%

Customer concentration:
Customer 1	$17,091	63%	$12,530	56%
Customer 2	3,489	13%	2,625	11%
Customer 3	2,352	8%	2,232	10%
Total	$22,932	84%	$17,387	77%

PRO-DEX, INC.

NOTES TO FINANCIAL STATEMENTS

Information with respect to accounts receivable from those customers who comprised more than 10% of our gross accounts receivable at either June 30, 2019 or June 30, 2018 is as follows (in thousands, except percentages):

	June 30, 2019		June 30, 2018
Total gross accounts receivable	$4,100	100%	$2,969	100%

Customer concentration:
Customer 1	$2,587	63%	$1,673	56%
Customer 2	780	19%	679	23%
Total.	$3,367	82%	$2,352	79%

During fiscal 2019 and 2018, we had two suppliers that accounted for more than 10% of total inventory purchases, as follows (in thousands, except percentages):

	June 30, 2019		June 30, 2018
Total Inventory Purchases	$12,234	100%	$9,262	100%

Supplier concentration:
Portescap	$2,184	18%	$1,578	17%
Fischer Connectors Inc.	1,800	15%	1,069	12%
Total	$3,984	33%	$2,647	29%

Information with respect to accounts payable due to the suppliers who comprised more than 10% of our accounts payable at either June 30, 2019 or June 30, 2018 is as follows (in thousands, except percentages):

	June 30, 2019		June 30, 2018
Total accounts payable	$1,996	100%	$1,083	100%

Supplier concentration:
Portescap	$373	19%	$183	17%
Fischer Connectors Inc.	304	15%	30	3%
Total	$677	34%	$213	20%

11.

NET INCOME PER SHARE

We calculate basic earnings per share by dividing net income by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share reflects the effects of potentially dilutive securities. The summary of the basic and diluted earnings per share calculations for the years ended June 30, 2019 and 2018 is as follows (in thousands, except per share data):

	Years Ended June 30,
	2019	2018
Basic:
Net income	$4,148	$1,621
Weighted average shares outstanding	4,192	4,305
Basic earnings per share	$0.99	$0.38
Diluted:
Net income	$4,148	$1,621
Weighted average shares outstanding	4,192	4,305
Effect of dilutive securities – stock options & performance awards	106	40
Weighted average shares used in calculation of diluted earnings per share	4,298	4,345
Diluted earnings per share	$0.97	$0.37

PRO-DEX, INC.

NOTES TO FINANCIAL STATEMENTS

12.

 COMMON STOCK

Share Repurchase Program

In September 2013, our Board approved a share repurchase program authorizing the Company to repurchase up to 750,000 shares of our common stock.  In accordance with, and as part of, this share repurchase program, our Board has approved the adoption of several prearranged share repurchase plans intended to qualify for the safe harbor Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (“10b5-1 Plan” or “Plan”). During the fiscal year ended June 30, 2018, we repurchased 33,026 shares at an aggregate cost, inclusive of fees under the Plan, of $220,000. During the fiscal year ended June 30, 2019, we repurchased 322,068 shares at an aggregate cost, inclusive of fees under the Plan, of $4.0 million. On a cumulative basis, we have repurchased a total of 588,051 shares under the share repurchase program at an aggregate cost, inclusive of fess under the Plan, of $5.1 million.  All repurchases under the 10b5-1 Plans were administered through an independent broker.

At The Market Offering Agreement

In February 2017, our Board approved an ATM Agreement with Ascendiant Capital Markets, LLC (“Ascendiant”).  The ATM Agreement allows us to sell shares of our common stock pursuant to specific parameters defined by us as well as those defined by the SEC and the ATM Agreement.  During the fiscal year ended June 30, 2017, we sold 8,276 shares of common stock at average prices of $6.04 and raised net proceeds of $48,000.  The proceeds collected were accounted for as a reduction of the prepaid expenses relating to establishing the ATM.  During the fiscal year ended June 30, 2018, during periods when we did not have a 10b5-1 Plan in place, we sold 332,189 shares of common stock under the ATM at average prices of $7.02 per share, resulting in proceeds to us of $2.3 million, net of commissions and fees. From the inception of the ATM in February 2017 through December 31, 2017, we sold 340,465 shares of common stock for gross proceeds of $2,311,000 net of commissions and fees paid to Ascendiant totaling $72,000.  In December 2017, our Board suspended the ATM indefinitely.  Our Board has the discretion to reactivate the ATM prior to February 16, 2020, the expiration of the ATM Agreement, unless earlier terminated by Ascendiant or us.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.

CONTROLS AND PROCEDURES

Our Chief Executive Officer (our principal executive officer) and Chief Financial Officer our principal financial officer and principal accounting officer) have concluded, based on their evaluation as of June 30, 2019, that the design and operation of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) are effective at a reasonable assurance level to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Our management is responsible for establishing and maintaining adequate “internal control over financial reporting” (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision and with the participation of our management, including our principal executive officer, principal financial officer, and principal accounting officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in May 2013. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of June 30, 2019.

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

During the quarter ended June 30, 2019, there were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

ITEM 9B.

OTHER INFORMATION

None.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated herein by reference to our definitive Proxy Statement, which will be filed within 120 days of June 30, 2019, and delivered to stockholders in connection with our 2019 annual meeting of shareholders.

ITEM 11.

EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to our definitive Proxy Statement, which will be filed within 120 days of June 30, 2019, and delivered to stockholders in connection with our 2019 annual meeting of shareholders.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference to our definitive Proxy Statement, which will be filed within 120 days of June 30, 2019, and delivered to stockholders in connection with our 2019 annual meeting of shareholders.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to our definitive Proxy Statement, which will be filed within 120 days of June 30, 2019, and delivered to stockholders in connection with our 2019 annual meeting of shareholders.

ITEM 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated herein by reference to our definitive Proxy Statement, which will be filed within 120 days of June 30, 2019, and delivered to stockholders in connection with our 2019 annual meeting of shareholders.

PART IV

ITEM 15.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(3)	Exhibits

Reference is made to the Exhibit Index beginning on page 49 of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 12, 2019.

PRO-DEX, INC.

By:	/s/ Richard L. Van Kirk
Richard L. Van Kirk
President, Chief Executive Officer and Director
(Principal Executive Officer)

POWER OF ATTORNEY

We, the undersigned directors and officers of Pro-Dex, Inc., do hereby constitute and appoint Richard L. Van Kirk, as our true and lawful attorney-in-fact and agent with power of substitution, to do any and all acts and things in our name and behalf in our capacities as directors and officers and to execute any and all instruments for us and in our names in the capacities indicated below, which such attorney-in-fact and agent may deem necessary or advisable to enable said corporation to comply with the Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission, in connection with this Annual Report on Form 10-K, including specifically but without limitation, power and authority to sign for us or any of us in our names in the capacities indicated below, any and all amendments hereto; and we do hereby ratify and confirm all that said attorney-in-fact and agent shall do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard L. Van Kirk Richard L. Van Kirk	President, Chief Executive Officer, and Director (Principal Executive Officer)	September 12, 2019

/s/ Alisha K. Charlton Alisha K. Charlton	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	September 12, 2019

/s/ Nicholas J. Swenson Nicholas J. Swenson	Chairman of the Board, Director	September 12, 2019

/s/ Raymond E. Cabillot Raymond E. Cabillot	Director	September 12, 2019

/s/ William J. Farrell III William J. Farrell III	Director	September 12, 2019

/s/ David C. Hovda David C. Hovda	Director	September 12, 2019

INDEX TO EXHIBITS

Exhibit No.	Description

3.1	Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K filed April 23, 2007).
3.2	Articles of Amendment to Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K filed December 5, 2007).
3.3	Articles of Amendment to Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K filed June 18, 2010).
3.4	Amended and Restated Bylaws, dated January 31, 2011 (incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K filed February 4, 2011).
4.1 Ω	Description of the Company’s Common Stock Registered Pursuant to Section 12 of the Securities Act of 1934.
10.1*	Second Amended and Restated 2004 Stock Option Plan (incorporated herein by reference to Exhibit 4.1 to the Company’s Form S-8 filed February 15, 2012).
10.2*	Amended and Restated 2004 Directors Stock Option Plan (incorporated herein by reference to Exhibit 4.2 to the Company’s Form S-8 filed February 15, 2012).
10.3*	Form of Indemnification Agreement for directors and certain officers (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed October 29, 2008).
10.4	Lease agreement with Irvine Business Properties, dated August 3, 2007 (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed August 23, 2007).
10.5

First Amendment To Lease – July 2013 by and between Irvine Business Properties and Pro-Dex, Inc., dated effective July 1, 2013 (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed July 17, 2013).

10.6*	Pro-Dex, Inc. Amended and Restated Employee Severance Policy effective as of September 16, 2014 (incorporated herein by reference to Exhibit 10.5 to the Company’s Form 10-Q filed May 14, 2015).
10.7

At the Market Offering Agreement, dated February 16, 2017 by and between Pro-Dex, Inc. and Ascendiant Capital Markets LLC (incorporated herein by reference to Exhibit 1.1 to the Company’s Form 8-K filed on February 16, 2017).

10.8

Business Loan Agreement, dated March 28, 2017 between Pro-Dex, Inc. and Farmers and Merchants Bank of Long Beach (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on April 21, 2017).

10.9∆

Secured Convertible Promissory Note, dated April 19, 2017 by and between Pro-Dex, Inc. and Monogram Orthopaedics Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on April 25, 2017).

10.10

Second Amendment to Standard Industrial/Commercial Multi-Tenant Lease – Net by and between Irvine Business Properties and Pro-Dex, Inc., dated September 19, 2017 (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on September 20, 2017).

10.11

Participation Agreement by and between FS Special Opportunities I, L.P. and Pro-Dex, Inc., dated September 20, 2017 (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on September 25, 2017).

10.12*	Form of Performance Award Agreement for Employees of Pro-Dex, Inc. – 2016 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on December 8, 2017).
10.13	Asset Purchase Agreement by and between Mike Bynum and Pro-Dex, Inc., dated April 11, 2018 (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on April 16, 2018).
10.14

Change in Terms Agreement, dated April 6, 2018, by between Farmers and Merchants Bank of Long Beach and Pro-Dex, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on April 17, 2018).

10.15

Amendment #1 to Business Loan Agreement, dated April 6, 2018, by between Farmers and Merchants Bank of Long Beach and Pro-Dex, Inc. (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed on April 17, 2018).

10.16

Secured Promissory Note by and between Four Boys Industries, Inc. and Pro-Dex, Inc., dated May 9, 2018 (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on May 30, 2018).

10.17	Credit Agreement, dated September 6, 2018 between Pro-Dex, Inc. and Minnesota Bank & Trust (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on September 7, 2018).
10.18	Security Agreement, dated September 6, 2018 by Pro-Dex, Inc. in favor of Minnesota Bank & Trust (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed on September 7, 2018).

10.19	Term Note A, dated September 6, 2018 by Pro-Dex, Inc. in favor of Minnesota Bank & Trust (incorporated herein by reference to Exhibit 10.3 to the Company’s Form 8-K filed on September 7, 2018).
10.20

Revolving Credit Note, dated September 6, 2018 by Pro-Dex, Inc. in favor of Minnesota Bank & Trust (incorporated herein by reference to Exhibit 10.4 to the Company’s Form 8-K filed on September 7, 2018).

23 Ω	Consent of Independent Registered Public Accounting Firm.
31.1 Ω	Certification of the Chief Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 Ω	Certification of the Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32 Ω	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

———————

Ω	Filed herewith.
∆

Portions of this exhibit indicated in the body of the exhibit by “####” have been omitted pursuant to the Company’s request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended, and the omitted material has been separately filed with the Securities and Exchange Commission.

*	Denotes management contract or compensatory arrangement.