Form 10-Q
period 2019-09-30
PRO DEX INC
filed 2019-11-07
CIK 788920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended SEPTEMBER 30, 2019
OR
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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock outstanding as of the latest practicable date: 3,972,588 shares of common stock, no par value, as of November 4, 2019.

PRO-DEX, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2019

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PRO-DEX, INC.

CONDENSED BALANCE SHEETS

(Unaudited)

(In thousands, except share amounts)

	September 30, 2019	June 30, 2019
ASSETS
Current Assets:
Cash and cash equivalents	$6,502	$7,742
Investments	3,127	2,649
Accounts receivable, net of allowance for doubtful accounts of $12 and $0 at September 30, 2019 and at June 30, 2019, respectively	3,157	4,100
Deferred costs	493	430
Inventory	6,844	6,239
Prepaid expenses and other current assets	232	623
Total current assets	20,355	21,783
Equipment and leasehold improvements, net	2,653	2,726
Right of use asset, net	3,187	—
Intangibles, net	129	129
Deferred income taxes, net	301	260
Investments	1,306	582
Other assets	40	40
Total assets	$27,971	$25,520

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,376	$1,996
Accrued expenses	1,306	1,437
Deferred revenue	240	215
Note payable and capital lease obligations	624	622
Total current liabilities	3,546	4,270
Deferred rent	—	146
Lease liability, net of current portion	3,015	—
Income taxes payable	191	162
Notes and capital leases payable, net of current portion	3,775	3,934
Total non-current liabilities	6,981	4,242
Total liabilities	10,527	8,512
Shareholders’ equity:
Common shares; no par value; 50,000,000 shares authorized; 3,990,995 and 4,039,491 shares issued and outstanding at September 30, 2019 and June 30, 2019, respectively	15,161	15,815
Accumulated other comprehensive loss	(606)	(549)
Retained earnings	2,889	1,742
Total shareholders’ equity	17,444	17,008
Total liabilities and shareholders’ equity	$27,971	$25,520

The accompanying notes are an integral part of these condensed financial statements.

PRO-DEX, INC.

CONDENSED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended September 30,
	2019	2018

Net sales	$7,240	$6,916
Cost of sales	4,460	4,189
Gross profit	2,780	2,727

Operating (income) expenses:
Selling expenses	142	33
General and administrative expenses	663	565
Gain on disposal of equipment	—	(7)
Research and development costs	484	408
Total operating expenses	1,289	999
Operating income	1,491	1,728
Other income (expense):
Interest and miscellaneous income	35	74
Interest expense	(59)	(20)
Total other income (expense)	(24)	54

Income before income taxes	1,467	1,782
Provision for income taxes	363	433
Net income	1,104	1,349
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) from marketable equity investments, net of taxes	(57)	298
Comprehensive income	$1,047	$1,647

Basic and diluted income per share:
Basic net income per share	$0.28	$0.31
Diluted net income per share	$0.27	$0.31

Weighted average common shares outstanding:
Basic	4,008,017	4,330,636
Diluted	4,110,414	4,372,893
Common shares outstanding	3,990,995	4,249,548

The accompanying notes are an integral part of these condensed financial statements.

PRO-DEX, INC.

CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the Three Months Ended September 30, 2019 and 2018

(Unaudited)

(In thousands)

	Three Months Ended September 30,
	2019	2018
COMMON SHARES:
Balance, beginning of period	$15,815	$19,835
Share-based compensation expense	12	10
Share repurchases	(681)	(1,115)
Shares withheld from common stock issued to employees to pay employee payroll taxes	—	(101)
ESPP shares issued	15	10
Balance, end of period	$15,161	$18,639

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):
Balance, beginning of period	$(549)	$(153)
Net change in unrealized gain (loss) from marketable securities, net of taxes	(57)	298
Balance, end of period	$(606)	$145

RETAINED EARNINGS/(ACCUMULATED DEFICIT):
Balance, beginning of period	$1,742	$(2,406)
Cumulative effect of change in accounting principle	43	—
Net income	1,104	1,349
Balance, at end of period	$2,889	$(1,057)

Total shareholders’ equity	$17,444	$17,727

The accompanying notes are an integral part of these condensed financial statements.

PRO-DEX, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,104	$1,349
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	138	88
Share-based compensation	12	10
Non-cash lease expense	13	—
Amortization of loan fees	2	—
Gain on disposal of equipment	—	(7)
Deferred income tax	(41)	404
Bad debt expense (recovery)	12	(13)
Changes in operating assets and liabilities:
Accounts receivable and other receivables	931	(655)
Deferred costs	(63)	(50)
Inventory	(605)	(172)
Prepaid expenses and other assets	391	(152)
Accounts payable and accrued expenses	(1,040)	(82)
Deferred revenue	25	39
Income taxes payable	29	(123)
Net cash provided by operating activities	908	636

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment	(61)	(477)
Purchases of investments	(1,258)	(824)
Decrease (increase) in intangibles	(4)	1
Proceeds from disposal of equipment	—	7
Net cash used in investing activities	(1,323)	(1,293)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on capital lease and notes payable	(159)	(10)
Borrowings from Minnesota Bank & Trust	—	5,000
Payment of employee payroll taxes on net issuance of common stock	—	(101)
Proceeds from ESPP Contributions	15	10
Repurchases of common stock	(681)	(1,115)
Net cash provided by (used in) financing activities	(825)	3,784

Net increase (decrease) in cash and cash equivalents	(1,240)	3,127
Cash and cash equivalents, beginning of period	7,742	5,188
Cash and cash equivalents, end of period	$6,502	$8,315

The accompanying notes are an integral part of these condensed financial statements.

PRO-DEX, INC.

CONDENSED STATEMENTS OF CASH FLOWS - CONTINUED

(Unaudited)

(In thousands)

	Three Months Ended September 30,
	2019	2018
Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest	$63	$20
Income taxes, net of refunds	$—	$299

The accompanying notes are an integral part of these condensed financial statements.

PRO-DEX, INC.

NOTES TO CONSDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements of Pro-Dex, Inc. (“we,” “us,” “our,” “Pro-Dex,” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-K. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These financial statements should be read in conjunction with the financial statements presented in our Annual Report on Form 10-K for the fiscal year ended June 30, 2019. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results of operations for such interim periods are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended June 30, 2019.

RECENTLY ADOPTED ACCOUNTING STANDARDS

On July 1, 2019, we adopted ASU 2016-02, (Topic 842) “Leases,” using a modified retrospective approach through a cumulative effect adjustment to retained earnings as of the beginning of fiscal 2020. The objective of this update is to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The impact of adoption was an increase to long-term assets and total liabilities of approximately $3.3 million as of July 1, 2019.

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

NOTE 3. COMPOSITION OF CERTAIN FINANCIAL STATEMENT ITEMS

Investments

Investments are stated at market value and consist of the following (in thousands):

	September 30, 2019	June 30, 2019
Marketable equity securities- short-term	$3,127	$2,649
Marketable equity securities- long-term	1,306	582
Total marketable equity securities	$4,433	$3,231

Investments at September 30, 2019 and June 30, 2019 had an aggregate cost basis of $5,038,000 and $3,780,000, respectively. The long-term investments include equity investments of thinly traded securities and therefore we classified these assets as long term in nature because if we decide to sell these securities we may not be able to sell our position within one year. During the quarter ended September 30, 2019, the investments incurred unrealized losses of $57,000 (gross unrealized losses of $206,000 offset by gross unrealized gains of $149,000). At June 30, 2019, the investments included net unrealized losses of $549,000 and no unrealized gains.

Of the total marketable equity securities at September 30, 2019 and June 30, 2019, $1,341,000 and $938,000, respectively, represent an investment in the common and preferred stock of Air T, Inc. Two of our Board members are also board members of Air T, Inc. and both either individually or through affiliates own an equity interest in Air T, Inc. Our Chairman, one of the two Board members aforementioned, also serves as the Chief Executive Officer and Chairman of Air T, Inc. The common stock was purchased through 10b5-1 Plans, and the purchased preferred stock was purchased through the exercise of issued warrants and in both cases, in accordance with our internal policies regarding the approval of related party transactions, purchases were approved by our three Board members that are not affiliated with Air T, Inc.

PRO-DEX, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

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

Inventory

Inventory is stated at the lower of cost (first-in, first-out) or net realizable value and consists of the following (in thousands):

	September 30, 2019	June 30, 2019
Raw materials/purchased components	$2,768	$3,132
Work in process	2,557	1,511
Sub-assemblies/finished components	1,390	1,524
Finished goods	129	72
Total inventory	$6,844	$6,239

Intangibles

Intangibles consist of the following (in thousands):

	September 30, 2019	June 30, 2019
Patent-related costs	$179	$175
Less accumulated amortization	(50)	(46)
	$129	$129

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

NOTE 4. WARRANTY

The warranty accrual is based on historical costs of warranty repairs and expected future identifiable warranty expenses, and is included in accrued expenses in the accompanying balance sheets. As of September 30, 2019 and June 30, 2019, the warranty reserve amounted to $126,000 and $136,000, respectively. Warranty expenses are included in cost of sales in the accompanying statements of operations. Changes in estimates to previously established warranty accruals result from current period updates to assumptions regarding repair costs and warranty return rates, and are included in current period warranty expense.

Information regarding the accrual for warranty costs for the three months ended September 30, 2019 and 2018 are as follows (in thousands):

	As of and for the Three Months Ended September 30,
	2019	2018
Beginning balance	$136	$107
Accruals during the period	24	29
Changes in estimates of prior period warranty accruals	(13)	(15)
Warranty amortization	(21)	(26)
Ending balance	$126	$95

PRO-DEX, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 5. NET INCOME PER SHARE

The Company calculates basic net income per share by dividing net income by the weighted-average number of common shares outstanding during the reporting period. Diluted income per share reflects the effects of potentially dilutive securities, which consist entirely of outstanding stock options and performance awards.

The following table presents reconciliations of the numerators and denominators of the basic and diluted income per share computations. In the tables below, income amounts represent the numerator, and share amounts represent the denominator (in thousands, except per share amounts):

	Three Months Ended September 30,
	2019	2018
Basic:
Net income	$1,104	$1,349
Weighted average shares outstanding	4,008	4,331
Basic earnings per share	$0.28	$0.31
Diluted:
Net income	$1,104	$1,349
Weighted average shares outstanding	4,008	4,331
Effect of dilutive securities	102	42
Weighted average shares used in calculation of diluted earnings per share	4,110	4,373
Diluted earnings per share	$0.27	$0.31

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

As of September 30, 2019, we have accrued $512,000 of unrecognized tax benefits related to federal and state income tax matters. None of this balance is expected to reduce the Company’s income tax expense if recognized.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	As of and for the Three Months Ended September 30,
	2019	2018
Beginning balance	$490	$462
Additions based on tax positions related to the current year	22	5
Ending balance	$512	$467

We recognize accrued interest and penalties related to unrecognized tax benefits when applicable. As of September 30, 2019 and June 30, 2019, no interest or penalties applicable to our unrecognized tax benefits have been accrued since we have sufficient tax attributes available to fully offset any potential assessment of additional tax.

PRO-DEX, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

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

NOTE 7. SHARE-BASED COMPENSATION

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

In September 2016, our Board approved the establishment of the 2016 Equity Incentive Plan, which was approved by our shareholders at the November 29, 2016 Annual Meeting. The 2016 Equity Incentive Plan provides for the award of up to 1,500,000 shares of our common stock in the form of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted shares, restricted stock units, performance awards and other stock-based awards. As of September 30, 2019, 200,000 performance awards have been granted under the 2016 Equity Incentive Plan.

Stock Options

There were no stock options granted during the three months ended September 30, 2019 and 2018. As of September 30, 2019, there was no unrecognized compensation cost under our stock option plans as all outstanding stock options are fully vested. As of September 30, 2019, the options outstanding had a weighted average remaining contractual life of 2.0 years and an intrinsic value of $726,000. As of September 30, 2019 and June 30, 2019 there were 54,000 options outstanding at weighted-average exercise prices of $1.86 per share.

Performance Awards

In December 2017, the Compensation Committee of our Board of Directors granted 200,000 performance awards to our employees, which will generally be paid in shares of our common stock. Whether any performance awards vest, and the amount that does vest, is tied to the completion of service periods that range from 7 months to 9.5 years at inception and the achievement of our common stock trading at certain pre-determined prices. The weighted average fair value of the performance awards granted was $4.46, calculated using the weighted average fair market value for each award, using a Monte Carlo simulation. We recorded share-based compensation expense of $8,000 for the three months ended September 30, 2019 and 2018 related to these performance awards. On September 30, 2019, there was approximately $59,000 of unrecognized compensation cost related to these non-vested performance awards expected to be expensed over the weighted-average period of 3.63 years.

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

PRO-DEX, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

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

During the first quarters ended September 30, 2019 and 2018, 1,292 and 1,820 shares were purchased, respectively, under the ESPP and allocated to employees based upon their contributions at discount prices of $11.76 and $5.51, respectively, per share. On a cumulative basis, since the inception of the ESPP plan, employees have purchased a total of 20,158 shares. During the three months ended September 30, 2019 and 2018, we recorded stock compensation expense in the amount of $4,000 and $2,000, respectively, relating to the ESPP.

NOTE 8. MAJOR CUSTOMERS & SUPPLIERS

Information with respect to customers that accounted for sales in excess of 10% of our total sales in either of the three-month periods ended September 30, 2019 and 2018 is as follows (in thousands, except percentages):

	Three Months Ended September 30,
	2019		2018
	Amount	Percent of Total	Amount	Percent of Total
Total revenue	$7,240	100%	$6,916	100%

Customer concentration:
Customer 1	$5,412	75%	$4,314	62%
Customer 2	425	6%	977	14%
Total	$5,837	81%	$5,291	76%

Information with respect to accounts receivable from those customers that comprised more than 10 % of our gross accounts receivable at either September 30, 2019 and June 30, 2019, is as follows (in thousands, except percentages):

	September 30, 2019		June 30, 2019
Total gross accounts receivable	$3,169	100%	$4,100	100%

Customer concentration:
Customer 1	$2,230	70%	$2,587	63%
Customer 2	347	11%	780	19%
Total	$2,577	81%	$3,367	82%

During the three months ended September 30, 2019 and 2018, we had two suppliers that each accounted for more than 10% of total inventory purchases. Amounts owed to the fiscal 2020 significant suppliers at September 30, 2019 totaled $168,000 and $130,000 respectively, and at June 30, 2019 totaled, $299,000 and $363,000, respectively.

PRO-DEX, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 9. NOTES PAYABLE AND FINANCING TRANSACTIONS

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

The Term Loan matures on October 1, 2025 and bears interest at a fixed rate of 5.53% per annum. An initial payment of interest only in the amount of $18,433 was paid on October 1, 2018. Commencing November 1, 2018 and continuing on the first day of each subsequent month thereafter until the maturity date, we are required to make payments of principal and interest on the Term Loan of approximately $72,000, plus any additional accrued and unpaid interest through the date of payment. The Revolving Loan had an original maturity date of September 6, 2019 and has since been extended to November 6, 2020 and bears interest at the greater of (a) 4.5% or (b) the difference of the prime rate as published in the Money Rates section of the Wall Street Journal minus 0.50%. Commencing on the first day of each month after we initially borrow against the Revolving Loan, which we have yet to do, and each month thereafter until maturity, we are required to pay all accrued and unpaid interest on the Revolving Loan through the date of payment. Any principal on the Revolving Loan that is not previously prepaid shall be due and payable on the maturity date (or earlier termination of the Revolving Loan).

Any payment on the Loans not made within seven days after the due date is subject to a late payment fee equal to 5% of the overdue amount. Upon the occurrence and during the continuance of an event of default, the interest rate of both Loans will be increased by 3% and MBT may, at its option, declare the Loans immediately due and payable in full.

The Credit Agreement and Security Agreement contain representations and warranties, affirmative, negative, and financial covenants, and events of default that are customary for loans of this type.

Jules & Associates/ Hitachi Capital America Corporation

On July 21, 2016, we entered a master equipment lease agreement with Jules and Associates, Inc. to lease a specific machine used in our inspection process. The cost of the equipment was approximately $106,000 and the lease provided for 36 monthly payments in the amount of $3,121, as well as interim rent in the amount of $7,388. The lease was subsequently assigned to Hitachi Capital America Corporation. The lease was paid off in full during the first quarter of fiscal 2020.

NOTE 10. COMMON STOCK

Share Repurchase Program

In September 2013, our Board approved a share repurchase program authorizing the Company to repurchase up to 750,000 shares of our common stock. In accordance with, and as part of, this share repurchase program, our Board has approved the adoption of several prearranged share repurchase plans intended to qualify for the safe harbor Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (“10b5-1 Plan” or “Plan”). During the quarter ended September 30, 2019, we repurchased 49,788 shares at an aggregate cost, inclusive of fees under the plan, of $681,000. During the quarter ended September 30, 2018, we repurchased 108,088 shares at an aggregate cost, inclusive of fees under the plan, of $1.1 million. On a cumulative basis, since the 2013 Board approval, we have repurchased a total of 637,839 shares under the share repurchase program at an aggregate cost of $5.8 million. All repurchases under the 10b5-1 Plans were administered through an independent broker.

PRO-DEX, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

At The Market Offering Agreement

In February 2017, our Board approved an ATM Agreement with Ascendiant Capital Markets, LLC (“Ascendiant”). The ATM Agreement allows us to sell shares of our common stock pursuant to specific parameters defined by us as well as those defined by the SEC and the ATM Agreement. During the three months ended September 30, 2019 and 2018 we did not issue any shares under the ATM. From the inception of the ATM in February 2017 through December 31, 2017, during periods when we did not have a 10b5-1 Plan in place for our share repurchase program, we sold 340,465 shares of common stock for gross proceeds of $2,311,000 net of commissions and fees paid to Ascendiant totaling $72,000. In December 2017, our Board suspended the ATM indefinitely. Our Board has the discretion to reactivate the ATM prior to February 16, 2020, the expiration of the ATM Agreement, unless earlier terminated by Ascendiant or us.

NOTE 11. LEASES

Effective July 1, 2019, we adopted the new lease accounting standard using the modified retrospective method of applying the new standard at the adoption date. In addition, we elected the practical expedient which allowed us to carry forward the historical lease classification of our sole operating lease for our corporate office, which includes our manufacturing and research and development facilities. Adoption of this standard resulted in the recording of net operating lease right-of-use (“ROU”) asset and corresponding operating lease liability of $3.3 million. Our financial position for reporting periods beginning on or after July 1, 2019 are presented under the new guidance, while prior periods amounts are not adjusted and continue to be reported in accordance with previous guidance.

Our operating lease ROU asset and long-term liability are presented separately on our Condensed Balance Sheet. The current portion of our operating lease liability as of September 30, 2019, in the amount of $289,000, is presented within accrued expenses on the Condensed Balance Sheet.

As of September 30, 2019, the maturity of our lease liability is as follows:

Operating Lease
Fiscal Year:
2020	$348
2021	475
2022	489
2023	504
2024	519
Thereafter	1,796
Total lease payments	4,131
Less imputed interest:	(827)
Total	$3,304

As of September 30, 2019, our operating lease has a remaining lease term of eight years and an imputed interest rate of 5.3%. Cash paid for amounts included in the lease liability was $113,000 for the three months ended September 30, 2019. As previously disclosed in our 2019 Annual Report on Form 10-K and under the previous lease accounting standard, future minimum lease payments for our only operating lease having an initial or remaining noncancellable lease terms in excess of one year would have been as follows:

Operating Leases at June 30, 2019
Fiscal Year:
2020	$461
2021	475
2022	489
2023	504
2024	519
Thereafter	1,796
Total minimum lease payments	$4,244

PRO-DEX, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 12. COMMITMENTS AND CONTINGENCIES

Legal Matters

We are from time to time a party to various legal proceedings incidental to our business. There can be no certainty, however, that we may not ultimately incur liability or that such liability will not be material and adverse.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited interim condensed financial statements and the related notes and other financial information appearing elsewhere in this report.

COMPANY OVERVIEW

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of the results of operations and financial condition of Pro-Dex, Inc. (“Company,” “Pro-Dex,” “we,” “our,” or “us”) for the three-month periods ended September 30, 2019 and 2018. This discussion should be read in conjunction with the condensed financial statements and the notes thereto included elsewhere in this report. This report contains certain forward-looking statements and information. The cautionary statements included herein should be read as being applicable to all related forward-looking statements wherever they may appear. Our actual future results could differ materially from those discussed herein.

Except for the historical information contained herein, the matters discussed in this report, including, but not limited to, discussions of our product development plans, business strategies, strategic opportunities, and market factors influencing our results, are forward-looking statements that involve certain risks and uncertainties. Actual results may differ from those anticipated by us as a result of various factors, both foreseen and unforeseen, including, but not limited to, our ability to continue to develop new products and increase sales in markets characterized by rapid technological evolution, consolidation within our target marketplace and among our competitors, competition from larger, better capitalized competitors, and our ability to realize returns on opportunities. Many other economic, competitive, governmental, and technological factors could impact our ability to achieve our goals. You are urged to review the risks, uncertainties and other cautionary language described in this report, as well as in our other public disclosures and reports filed with the Securities and Exchange Commission (“SEC”) from time to time, including, but not limited to, the risks, uncertainties, and other cautionary language discussed in our Annual Report on Form 10-K for our fiscal year ended June 30, 2019.

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

Basis of Presentation

The condensed results of operation presented in this report are not audited and those results are not necessarily indicative of the results to be expected for the entirety of the fiscal year ending June 30, 2020 or any other interim period during such fiscal year. Our fiscal year ends on June 30 and our fiscal quarters end on September 30, December 31, and March 31. Unless otherwise stated, all dates refer to our fiscal year and those fiscal quarters.

Critical Accounting Estimates and Judgments

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of our financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used or changes in the accounting estimate that are reasonably likely to occur could materially change the financial statements. Management believes that there have been no significant changes during the three months ended September 30, 2019, other than the required adoption of ASU 2016-02 (Topic 842) Leases, to the items that we disclosed as our critical accounting policies in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended June 30, 2019.

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

Simultaneously, we are working to build top-line sales through active proposals of new medical device products with new and existing customers. Our patented adaptive torque-limiting software has been very well received in the CMF market and we have continued investment in this area with research and development focused on applying this technology to thoracic surgical applications. We have invested significantly since fiscal 2018 on a thoracic driver utilizing adaptive torque-limiting software, and in early fiscal 2019, entered a development contract with a current significant customer to private-label this driver for their unique specifications. We anticipate sales to this existing customer will increase late in fiscal 2020 as we add this product to their existing CMF driver and ancillary products that we currently supply.

In summary, our current objectives are focused primarily on maintaining our relationships with our current medical device customers, investing in research and development activities to design Pro-Dex branded drivers to leverage our torque-limiting software, and promoting active product development proposals to new and existing customers for both orthopedic shavers and screw drivers for a multitude of surgical applications, while monitoring closely the progress of all these individual endeavors. Our investments in research and development, selling and general and administrative expenses have increased disproportionately to our growth in revenue and we anticipate this to continue in the near term. These expenditures are being made in an effort to release new products and garner new customer relationships. While we expect revenue growth in the future, it may not be a consistent trajectory but rather periods of incremental growth that current expenditures are helping to create. However, there can be no assurance that we will be successful in any of these objectives.

Results of Operations

The following tables set forth results from continuing operations for the three months ended September 30, 2019 and 2018:

	Three Months Ended September 30,
	2019		2018
	Dollars in thousands
		% of Net Sales		% of Net Sales
Net sales	$7,240	100%	$6,916	100%
Cost of sales	4,460	62%	4,189	61%
Gross profit	2,780	38%	2,727	39%
Selling expenses	142	2%	33	—
General and administrative expenses	663	9%	565	8%
Gain on disposal of equipment	—	—	(7)	—
Research and development costs	484	7%	408	6%
	1,289	18%	999	14%
Operating income	1,491	21%	1,728	25%
Other income (expense), net	(24)	—	54	1%
Income before income taxes	1,467	20%	1,782	26%
Provision for income taxes	363	5%	433	6%
Net income	$1,104	15%	$1,349	20%

Revenue

The majority of our revenue is derived from designing, developing, and manufacturing surgical devices. We continue to sell our rotary air motors for industrial applications, but our focus remains in medical devices. The proportion of total sales by type is as follows (in thousands, except percentages):

	Three Months Ended September 30,				Increase (Decrease) From
	2019		2018		2018 To 2019
	Dollars in thousands
		% of Net Sales		% of Net Sales
Net sales:
Medical device	$5,370	74%	$6,340	92%	(15%)
Industrial and scientific	163	2%	288	4%	(43%)
Dental and component	71	1%	128	2%	(45%)
NRE & proto-types	153	2%	50	—	206%
Repairs and other	1,483	21%	110	2%	1,248%
	$7,240	100%	$6,916	100%	5%

Certain of our medical device products utilize proprietary designs developed by us under exclusive development and supply agreements. All of our medical device products utilize proprietary manufacturing methods and know-how, and are manufactured in our Irvine, California facility.

Our medical device revenue decreased $970,000 in the first quarter of fiscal 2020 compared to the corresponding period of the prior fiscal year due primarily to a decrease in product sales to our two largest customers in the combined amount of $836,000. This relates to contractual price reductions as well as timing of order placements based upon customer demand. Sales of our compact pneumatic air motors, decreased $125,000, or 43%, for the three months ended September 30, 2019 compared to the corresponding period of the prior fiscal year. The revenue decrease is due to limited efforts to market these legacy devices as we have focused our sales efforts on our medical device products. Sales of our dental products and components decreased $57,000, or 45%, in the first quarter of fiscal 2020 comparted to the corresponding quarter of the prior fiscal year. We will experience future declines in this area as we are no longer manufacturing dental products, but rather simply selling remaining inventory. Our NRE and proto-type revenue has increased $103,000 in the first quarter of fiscal 2020 compared to the corresponding period of the prior fiscal year due primarily to development efforts of a customer CMF driver as well as the private label thoracic driver.

Repair revenue increased by $1.4 million due to increased repairs of the orthopedic handpiece we sell to our largest customer. Typically, upon initial product launch, repair revenue is minimal as most repairs are typically covered under warranty, but as the products mature in the marketplace and after a certain number of routine duty cycles in the operating room, repairs generally increase. We expect repair revenue for remaining quarters of fiscal 2020 to be comparable to the revenue generated during the quarter ended September 30, 2019.

At September 30, 2019, we had a backlog of approximately $20.0 million, all of which is scheduled for delivery during fiscal 2020. Our backlog represents firm purchase orders received and acknowledged from our customers and does not include all revenue expected to be generated from existing customer contracts. We may experience variability in our new order bookings due to various reasons, including, but not limited to, the timing of major new product launches and customer planned inventory builds. However, we do not typically experience seasonal fluctuations in our shipments and revenues.

Cost of Sales and Gross Margin

	Three Months Ended September 30,				Increase (Decrease) From
	2019		2018		2018 To 2019
	Dollars in thousands
		% of Net Sales		% of Net Sales
Cost of sales:
Product costs	$4,470	62%	$4,083	59%	10%
Under-(over) absorption of manufacturing costs	(13)	—	1	—	120%
Inventory and warranty charges	3	—	105	2%	(97%)
Total cost of sales	$4,460	62%	$4,189	61%	7%
Gross profit and gross margin	$2,780	38%	$2,727	39%	2%

Cost of sales for the three-month period ended September 30, 2019 increased by $271,000, or 7%, compared to the corresponding period of the prior fiscal year, consistent with the 5% increase in revenue for the same period. Product costs increased by 10% during the three months ended September 30, 2019 compared to the corresponding period of the prior fiscal year, due to higher labor rates in both machine shop and assembly and higher overhead rates in machine shop. Costs related to inventory and warranty charges decreased $102,000 in the first quarter of fiscal 2020 compared to the corresponding quarter of fiscal 2019, due primarily to a prior year accrual in the amount of $63,000 for a previously announced product recall related to legacy batteries. No similar costs were incurred in the first quarter of fiscal 2020.

Gross profit increased by approximately $53,000, or 2%, for the three months ended September 30, 2019 compared to the corresponding period of the prior fiscal year, and gross margin as a percentage of sales decreased by approximately one percentage point between such periods, primarily as a result of contractual price concessions.

Operating Costs and Expenses

	Three Months Ended September 30,				Increase (Decrease) From
	2019		2018		2018 To 2019
	Dollars in thousands
		% of Net Sales		% of Net Sales
Operating expenses:
Selling expenses	$142	2%	$33	—	330%
General and administrative expenses	663	9%	565	8%	17%
Research and development costs	484	7%	408	6%	19%
	$1,289	18%	$1,006	14%	28%

Selling expenses consist of salaries and other personnel-related expenses in support of business development, as well as trade show attendance, advertising and marketing expenses, and travel and related costs incurred in generating and maintaining our customer relationships. Selling expenses for the three months ended September 30, 2019 increased $109,000, or 330%, compared to the corresponding year-earlier period. The increase is primarily due increased salaries and personnel-related expenses in the amount of $70,000, increased consulting fees of $17,000 and increased travel and related expenses of $13,000 during the three months ended September 30, 2019 compared to the corresponding period of the prior year as we filled the position of Director of Business Development during the first quarter of fiscal 2019.

General and administrative expenses (“G&A”) consist of salaries and other personnel-related expenses of our accounting, finance and human resources personnel, professional fees, directors’ fees, and other costs and expenses attributable to being a public company. G&A increased by $98,000 for the three months ended September 30, 2019, when compared to the corresponding period of the prior fiscal year. The increase in total G&A expenses was primarily related to increased legal expenses related to intellectual property matters, a new scholarship program implemented to award college scholarships to children of our employees, as well as higher bad debt expense, and IT related expenses.

Research and development costs generally consist of compensation and other personnel-related costs of our engineering and support personnel, related professional and consulting fees, patent-related fees, lab costs, materials, and travel and related costs incurred in the development and support of our products. Research and development costs increased $76,000 for the quarter ended September 30, 2019 compared to the corresponding prior year period. The increase is due to increased salaries and personnel-related costs due to an increase in engineering staff.

Although the majority of our research and development costs relate to sustaining activities related to products we currently manufacture and sell, we have created a product roadmap to develop future products. Research and development costs represent between 38% and 41% of total operating expenses for all periods presented, and are expected to increase in the future as we continue to invest in product development. The amount spent on projects under development, along with the current estimated commercial launch date and estimated recurring annual revenue, is summarized below (in thousands):

	For the Three Months Ended September 30,
	2019	2018	Market Launch	Est Annual Revenue
Total Research & Development costs:	$484	$408

Products in development:
Thoracic Driver	$19	$75	03/20	$4,000
Arthroscopic Shaver	6	22	06/20	$600
Arthroscopic Attachment	—	6	12/19	$150
CMF Driver	17	—	06/20	$350
Sustaining & Other	442	305
Total	$484	$408

Customer CMF Driver (1)	$99	$54	12/19	$2,500

(1)

Costs incurred related to customer contracts are included in costs of sales and deferred costs and are not included in research and development costs.

The completion of our thoracic driver is currently a priority for our engineering team. The costs in the table above represent our costs related to our Pro-Dex branded driver, which is substantially complete. As we previously discussed, in early fiscal 2019 we entered a development contract with a current significant customer to private-label this driver for their unique specifications. We have had technical delays related to performance of this driver with a specific customer attachment. We currently believe we will launch this product in the third quarter of this fiscal year and have delayed the anticipated launch of most other products to focus on the completion of this thoracic driver.

Other Income (Expense), net

The other expense recorded during the quarter ended September 30, 2019 included interest expense on our Minnesota Bank and Trust (“MBT”) loan described more fully in Note 9 to the condensed financial statements contained elsewhere in this report offset by dividend income earned from our investments as well as interest income earned on our money market accounts. The other income recorded during the quarter ended September 30, 2018 consists primarily of $65,000 in interest income from a loan participation note receivable as well as approximately $10,000 in interest and dividend income from our investments. The other expense of $20,000 related to interest expense from the notes payable described more fully in Note 9 to the condensed financial statements contained elsewhere in this report.

Income Tax Expense

The effective tax rate for the three months ended September 30, 2019 and 2018 is 25% and 24%, respectively. These rates are less than expected rates due to federal and state research credits.

Liquidity and Capital Resources

Cash and cash equivalents at September 30, 2019 decreased $1.2 million to $6.5 million as compared to $7.7 million at June 30, 2019. The following table includes a summary of our condensed statements of cash flows contained elsewhere in this report.

	As of and For the Three Months Ended September 30,
	2019	2018
	(in thousands)
Cash provided by (used in):
Operating activities	$908	$636
Investing activities	$(1,323)	$(1,293)
Financing activities	$(825)	$3,784

Cash and Working Capital:
Cash and cash equivalents	$6,502	$8,315
Working capital	$16,809	$18,689

Operating Activities

Net cash provided by operating activities during the three months ended September 30, 2019 totaled $908,000. The primary sources of cash arose from (a) the net income for the quarter of $1.1 million as well as non-cash depreciation and amortization of $138,000, (b) a decrease of $931,000 in accounts receivable due to more timely collection of receivables from our largest customer and (c) a decrease in prepaid expenses and other current assets of $391,000. Uses of cash arose from primarily from a decrease of $1.0 million in accounts payable and accrued expenses as well as an increase in inventory of $605,000 primarily related to the thoracic driver and related batteries and accessories.

Net cash provided by operating activities during the three months ended September 30, 2018 totaled $636,000. The primary sources of cash arose from the net income for the quarter of $1,349,000 offset by an increase in accounts receivable of $655,000 due to higher sales volumes in the first quarter of fiscal 2019 compared to the fourth quarter of fiscal 2018.

Investing Activities

Net cash used in investing activities for the three months ended September 30, 2019 was $1.3 million and related primarily to the purchase of marketable equity securities in the amount of $1.3 million and manufacturing equipment in the amount of $61,000.

Net cash used in investing activities for the three months ended September 30, 2018 was $1.3 million and related primarily to the purchase of marketable equity securities in the amount of $824,000 and manufacturing equipment in the amount of $477,000.

Financing Activities

Net cash used in financing activities for the three months ended September 30, 2019 included the repurchase of $681,000 of common stock pursuant to our share repurchase program as well as payments of $159,000 on our term loan from MBT more fully described in Note 9 to the condensed financial statements contained elsewhere in this report.

Net cash provided by financing activities for the three months ended September 30, 2018 included $5.0 million in a term loan from MBT, offset by $1.1 million related to the repurchase of 108,088 shares of common stock pursuant to our share repurchase program.

Financing Facilities & Liquidity Requirements for the Next Twelve Months

As of September 30, 2019, our working capital was $16.8 million. We currently believe that our existing cash and cash equivalent balances together with our account receivable balances will provide us sufficient funds to satisfy our cash requirements as our business is currently conducted for at least the next 12 months. In addition to our cash and cash equivalent balances, we expect to derive a portion of our liquidity from our cash flows from operations. We may also borrow against our $2.0 million Revolving Loan with Minnesota Bank & Trust (See Note 9 to condensed financial statements contained elsewhere in this report).

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer and principal accounting officer) have concluded based on their evaluation as of September 30, 2019 that our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) are effective. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer and principal accounting officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

During the three months ended September 30, 2019, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 12 to condensed financial statements contained elsewhere in this report.

ITEM 1A. RISK FACTORS

Our business, future financial condition, and results of operations are subject to a number of factors, risks, and uncertainties, which are disclosed in Item 1A, entitled “Risk Factors” in Part I of our Annual Report on Form 10-K for our fiscal year ended June 30, 2019 as well as any amendments thereto or additions and changes thereto contained in this quarterly report on Form 10-Q for the quarter ended September 30, 2019. Additional information regarding some of those risks and uncertainties is contained in the notes to the condensed financial statements included elsewhere in this report and in Part I, Item 2, of this report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The risks and uncertainties disclosed in our Form 10-K, our quarterly reports on Form 10-Q and other reports filed with the SEC are not necessarily all of the risks and uncertainties that may affect our business, financial condition and results of operations in the future. There have been no material changes to the risk factors as disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2019.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchases by the Company of its common stock during the quarter ended September 30, 2019 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2019 to July 31, 2019	23,958	$13.45	23,958	137,991
August 1, 2019 to August 31, 2019	15,855	$13.93	15,855	122,136
September 1, 2019 to September 30, 2019	9,975	$13.81	9,975	112,161

All repurchases were made pursuant to the Company’s previously announced repurchase program.

ITEM 6. EXHIBITS

Exhibit	Description
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRO-DEX, INC.

Date: November 7, 2019	By:	/s/ Richard L. Van Kirk
Richard L. Van Kirk
Chief Executive Officer (principal executive officer)

Date: November 7, 2019	By:	/s/ Alisha K. Charlton
Alisha K. Charlton
Chief Financial Officer (principal financial officer and principal accounting officer)

EXHIBIT INDEX

Exhibit	Description
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document