Form 10-Q
period 2019-12-31
PRO DEX INC
filed 2020-02-06
CIK 788920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended DECEMBER 31, 2019
OR
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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock outstanding as of the latest practicable date: 3,872,756 shares of common stock, no par value, as of February 4, 2020.

PRO-DEX, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE MONTHS ENDED DECEMBER 31, 2019

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PRO-DEX, INC.

CONDENSED BALANCE SHEETS

(Unaudited)

(In thousands, except share amounts)

	December 31, 2019	June 30, 2019
ASSETS
Current Assets:
Cash and cash equivalents	$6,175	$7,742
Investments	3,540	2,649
Accounts receivable, net of allowance for doubtful accounts of $17 and $0 at December 31, 2019 and at June 30, 2019, respectively	2,683	4,100
Deferred costs	492	430
Inventory	7,808	6,239
Prepaid expenses and other current assets	193	623
Total current assets	20,891	21,783
Equipment and leasehold improvements, net	2,768	2,726
Right of use asset, net	3,107	—
Intangibles, net	145	129
Deferred income taxes, net	163	260
Investments	1,610	582
Other assets	42	40
Total assets	$28,726	$25,520

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,672	$1,996
Accrued expenses	1,287	1,437
Deferred revenue	360	215
Note payable and capital lease obligations	633	622
Total current liabilities	3,952	4,270
Deferred rent	—	146
Lease liability, net of current portion	2,937	—
Income taxes payable	352	162
Notes and capital leases payable, net of current portion	3,613	3,934
Total non-current liabilities	6,902	4,242
Total liabilities	10,854	8,512
Shareholders’ equity:
Common shares; no par value; 50,000,000 shares authorized; 3,884,098 and 4,039,491 shares issued and outstanding at December 31, 2019 and June 30, 2019, respectively	13,634	15,815
Accumulated other comprehensive income (loss)	100	(549)
Retained earnings	4,138	1,742
Total shareholders’ equity	17,872	17,008
Total liabilities and shareholders’ equity	$28,726	$25,520

The accompanying notes are an integral part of these condensed financial statements.

PRO-DEX, INC.

CONDENSED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018

Net sales	$7,961	$6,399	$15,201	$13,314
Cost of sales	5,097	4,150	9,557	8,339
Gross profit	2,864	2,249	5,644	4,975

Operating (income) expenses:
Selling expenses	135	97	277	130
General and administrative expenses	664	633	1,327	1,197
Gain from disposal of equipment	—	—	—	(7)
Research and development costs	397	326	881	735
Total operating expenses	1,196	1,056	2,485	2,055

Operating income	1,668	1,193	3,159	2,920
Interest expense	(63)	(69)	(122)	(89)
Interest and other income	33	93	68	168
Gain on sale of investments	—	356	—	356

Income from operations before income taxes	1,638	1,573	3,105	3,355
Income tax expense	(389)	(394)	(751)	(827)
Net income	$1,249	$1,179	$2,354	$2,528
Other comprehensive income (loss), net of tax:
Unrealized income (loss) from marketable equity investments	705	(494)	649	(349)
Comprehensive income	$1,954	$685	$3,003	$2,179

Basic net income per share:
Net income	$0.32	$0.28	$0.59	$0.59
Diluted net income per share:
Net income	$0.31	$0.28	$0.58	$0.59

Weighted average common shares outstanding:
Basic	3,950	4,195	3,979	4,263
Diluted	4,053	4,242	4,082	4,303
Common shares outstanding	3,884	4,143	3,884	4,143

The accompanying notes are an integral part of these condensed financial statements.

PRO-DEX, INC.

CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the Three and Six Months Ended December 31, 2019 and 2018

(Unaudited)

(In thousands)

	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018
Common shares:
Balance, beginning of period	$15,161	$18,639	$15,815	$19,835
Share-based compensation expense	8	8	19	18
Share repurchases	(1,535)	(1,445)	(2,215)	(2,560)
Shares withheld from common stock issued to pay employee payroll taxes	—	—	—	(101)
Exercise of stock options	—	7	—	7
ESPP shares issued	—	—	15	10
Balance, at end of period	$13,634	$17,209	$13,634	$17,209

Accumulated other comprehensive income (loss):
Balance, beginning of period	$(605)	$145	$(549)	$(153)
Net change in unrealized gain (loss) from marketable securities, net of taxes	705	(494)	649	(196)
Balance, at end of period	$100	$(349)	$100	$(349)

Retained earnings/(accumulated deficit):
Balance, beginning of period	$2,889	$(1,057)	$1,742	$(2,406)
Cumulative effect of change in accounting principle	—	—	42	—
Net income	1,249	1,179	2,354	2,528
Balance, at end of period	$4,138	$122	$4,138	$122

Total shareholders’ equity	$17,872	$16,982	$17,872	$16,982

The accompanying notes are an integral part of these condensed financial statements.

PRO-DEX, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended December 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,354	$2,528
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	282	195
Gain from disposal of equipment	—	(7)
Share-based compensation	19	18
Non-cash lease expense	22	—
Amortization of loan fees	4	—
Gain on sale of investments	—	(356)
Deferred income taxes	97	742
Bad debt expense (recovery)	17	(13)
Changes in operating assets and liabilities:
Accounts receivable and other current receivables	1,400	(838)
Deferred costs	(62)	(143)
Inventory	(1,569)	(147)
Prepaid expenses and other assets	430	(46)
Accounts payable and accrued expenses	(771)	(301)
Deferred revenue	145	(1)
Income taxes payable	190	(123)
Net cash provided by operating activities	2,558	1,508

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	(1,271)	(1,365)
Purchases of equipment and leasehold improvements	(317)	(540)
Proceeds from sale of investments	—	1,905
Proceeds from sale of equipment	—	7
Increase in intangibles	(23)	(14)
Net cash used in investing activities	(1,611)	(7)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchases of common stock	(2,215)	(2,560)
Proceeds from exercise of options and ESPP contributions	15	17
Payment of employee payroll taxes on net issuance of common stock	—	(101)
Proceeds from Minnesota Bank & Trust long-term debt, net of fees	—	4,942
Principal payments on notes payable and capital lease	(314)	(116)
Net cash provided by (used in) financing activities	(2,514)	2,182

Net increase (decrease) in cash and cash equivalents	(1,567)	3,683
Cash and cash equivalents, beginning of period	7,742	5,188
Cash and cash equivalents, end of period	$6,175	$8,871

The accompanying notes are an integral part of these condensed financial statements.

PRO-DEX, INC.

CONDENSED STATEMENTS OF CASH FLOWS - CONTINUED

(Unaudited)

(In thousands)

	Six Months Ended December 31,
	2019	2018
Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest	$103	$66
Income taxes	$13	$305

The accompanying notes are an integral part of these condensed financial statements.

PRO-DEX, INC.

NOTES TO CONSDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements of Pro-Dex, Inc. (“we,” “us,” “our,” “Pro-Dex,” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with applicable rules of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These financial statements should be read in conjunction with the financial statements presented in our Annual Report on Form 10-K for the fiscal year ended June 30, 2019. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results of operations for such interim periods are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended June 30, 2019.

RECENTLY ADOPTED ACCOUNTING STANDARDS

On July 1, 2019, we adopted ASU 2016-02 (Topic 842) “Leases,” using a modified retrospective approach through a cumulative effect adjustment to retained earnings as of the beginning of fiscal 2020. The objective of this update is to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The impact of adoption was an increase to long-term assets and total liabilities of approximately $3.3 million as of July 1, 2019.

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

NOTE 3. COMPOSITION OF CERTAIN FINANCIAL STATEMENT ITEMS

Inventory

Inventory is stated at the lower of cost (first-in, first-out) or net realizable value and consists of the following (in thousands):

	December 31, 2019	June 30, 2019
Raw materials /purchased components	$3,649	$3,132
Work in process	2,394	1,511
Sub-assemblies/finished components	1,586	1,524
Finished goods	179	72
Total inventory	$7,808	$6,239

Investments

Investments are stated at market value and consist of the following (in thousands):

	December 31, 2019	June 30, 2019
Marketable equity securities - short-term	$3,540	$2,649
Marketable equity securities - long-term	1,610	582
Total marketable equity securities	$5,150	$3,231

PRO-DEX, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Investments at December 31, 2019 and June 30, 2019 had an aggregate cost basis of $5,050,000 and $3,780,000, respectively. At December 31, 2019, the investments included net unrealized gains of $100,000 (gross unrealized gains of $329,000 offset by gross unrealized losses of $229,000). During the quarter ended December 31, 2019, we incurred net unrealized gains of $705,000. At June 30, 2019, the investments included net unrealized losses of $549,000 and no unrealized gains.

Of the total marketable equity securities at December 31, 2019 and June 30, 2019, $1,410,000 and $938,000, respectively, represent an investment in the common and preferred stock of Air T, Inc. Two of our Board members are also board members of Air T, Inc. and both either individually or through affiliates own an equity interest in Air T, Inc. Our Chairman, one of the two Board members aforementioned, also serves as the Chief Executive Officer and Chairman of Air T, Inc. The common stock was purchased through 10b5-1 Plans, and the purchased preferred stock was purchased through the exercise of issued warrants and in both cases, in accordance with our internal policies regarding the approval of related party transactions, purchases were approved by our three Board members that are not affiliated with Air T, Inc.

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

Intangibles

Intangibles consist of the following (in thousands):

	December 31, 2019	June 30, 2019
Patent-related costs	$198	$175
Less accumulated amortization	(53)	(46)
	$145	$129

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

NOTE 4. WARRANTY

The warranty accrual is based on historical costs of warranty repairs and expected future identifiable warranty expenses and is included in accrued expenses in the accompanying balance sheets. As of December 31, and June 30, 2019, the warranty reserve amounted to $141,000 and $136,000, respectively. Warranty expenses are included in cost of sales in the accompanying statements of operations. Changes in estimates to previously established warranty accruals result from current period updates to assumptions regarding repair costs and warranty return rates and are included in current period warranty expense. Warranty expense relating to new product sales and changes to estimates for the three months ended December 31, 2019 and 2018 was $44,000 and $16,000, respectively, and for the six months ended December 31, 2019 and 2018 was $56,000 and $30,000, respectively.

PRO-DEX, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Information regarding the accrual for warranty costs for the three and six months ended December 31, 2019 and 2018 are as follows (in thousands):

	As of and for the Three Months Ended December 31,
	2019	2018
Beginning balance	$126	$95
Accruals during the period	28	25
Changes in estimates of prior period warranty accruals	16	(9)
Warranty amortization	(29)	(12)
Ending balance	$141	$99

	As of and for the Six Months Ended December 31,
	2019	2018
Beginning balance	$136	$107
Accruals during the period	53	54
Changes in estimates of prior period warranty accruals	3	(24)
Warranty amortization	(51)	(38)
Ending balance	$141	$99

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

The following table presents reconciliations of the numerators and denominators of the basic and diluted earnings per share computations for net income. In the tables below, income amounts represent the numerator, and share amounts represent the denominator (in thousands, except per share amounts):

	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018
Basic:
Net income	$1,249	$1,179	$2,354	$2,528
Weighted average shares outstanding	3,950	4,195	3,979	4,263
Basic income per share	$0.32	$0.28	$0.59	$0.59
Diluted:
Net income	$1,249	$1,179	$2,354	$2,528
Weighted average shares outstanding	3,950	4,195	3,979	4,263
Effect of dilutive securities – stock options	103	47	103	40
Weighted average shares used in calculation of diluted earnings per share	4,053	4,242	4,082	4,303
Diluted income per share	$0.31	$0.28	$0.58	$0.59

PRO-DEX, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

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

As of December 31, 2019, we have accrued $479,000 of unrecognized tax benefits related to federal and state income tax matters. None of this balance is expected to reduce the Company’s income tax expense if recognized.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	As of and for the Six Months Ended December 31,
	2019	2018
Beginning balance	$490	$462
Additions based on tax positions related to the current year	12	10
Reductions based on tax positions related to prior years	(23)	—
Ending balance	$479	$472

We recognize accrued interest and penalties related to unrecognized tax benefits when applicable. As of December 31, 2019, no interest or penalties applicable to our unrecognized tax benefits have been accrued since we have sufficient tax attributes available to fully offset any potential assessment of additional tax.

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

In September 2016, our Board approved the establishment of the 2016 Equity Incentive Plan, which was approved by our shareholders at the November 29, 2016 Annual Meeting. The 2016 Equity Incentive Plan provides for the award of up to 1,500,000 shares of our common stock in the form of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted shares, restricted stock units, performance awards, and other stock-based awards. As of December 31, 2019, we have granted performance awards under the 2016 Equity Incentive Plan for up to 200,000 shares of our common stock, of which 40,000 shares have vested as further described below under the heading “Performance Awards.”

Stock Options

No options were granted during the three or six months ended December 31, 2019 and 2018.

PRO-DEX, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

As of December 31, 2019, there was no unrecognized compensation cost under the Former Stock Option Plans, as all outstanding stock options are fully vested. As of December 31, 2019, the options outstanding had a weighted average remaining contractual life of 1.5 years and an intrinsic value of $847,000. Following is a summary of stock option activity for the six months ended December 31, 2019 and 2018:

	2019		2018
	Number of Shares	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Exercise Price
Outstanding at July 1,	54,000	$1.86	57,000	$1.88
Options granted	—	—	—	—
Options exercised	—	—	(3,000)	2.14
Options forfeited	—	—	—	—
Outstanding at end of period	54,000	$1.86	54,000	$1.86
Stock Options Exercisable at December 31,	54,000	$1.86	54,000	$1.86

Performance Awards

In December 2017, the Compensation Committee of the Board of Directors granted performance awards to our employees, for an aggregate of up to 200,000 shares of our common stock. Whether any performance awards vest, and the amount that does vest, is tied to the completion of service periods that range from 7 months to 9.5 years and the achievement of our common stock trading at certain pre-determined prices. The weighted average fair value of the performance awards granted was $4.46, calculated using the weighted average fair market value for each award, using a Monte Carlo simulation. We recorded share-based compensation expense of $8,000 for each of the three months ended December 31, 2019 and 2018, and $16,000 for each of the six months ended December 31, 2019 and 2018, related to these performance awards. On December 31, 2019, there was approximately $50,000 of unrecognized compensation cost related to these non-vested performance awards expected to be expensed over the weighted-average period of 3.37 years.

On July 1, 2018, it was determined by the Compensation Committee of our Board of Directors that the first of five tranches of performance awards had been achieved and participants were awarded 40,000 shares of common stock. Each participant elected a net issuance to cover their individual withholding taxes and therefore we issued 24,727 shares of common stock and paid $101,000 of participant related payroll tax liabilities.

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

During the three months ended December 31, 2019 and 2018, we did not record any share-based compensation expense relating to the ESPP, due to the fact that no six-month offering period ended during either quarter. During the six months ended December 31, 2019 and 2018, 1,292 and 1,820 shares of our common stock were purchased under the ESPP, respectively, and allocated to employees based upon their contributions at prices of $11.76 and $5.51, respectively, per share. On a cumulative basis, since the inception of the ESPP, employees have purchased a total of 20,158 shares of our common stock. During the six months ended December 31, 2019 and 2018, we recorded share-based compensation expense in the amount of $3,000 and $2,000, respectively, relating to the ESPP.

PRO-DEX, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 8. MAJOR CUSTOMERS AND SUPPLIERS

Information with respect to customers that accounted for sales in excess of 10% of our total sales in either of the three-month and the six-month periods ended December 31, 2019 and 2018 is as follows (in thousands, except percentages):

	Three Months Ended December 31,
	2019		2018
	Amount	Percent of Total	Amount	Percent of Total
Net sales	$7,961	100%	$6,399	100%

Customer concentration:
Customer 1	$5,655	71%	$4,135	64%
Customer 2	797	10%	365	6%
Total	$6,452	81%	$4,500	70%

	Six Months Ended December 31,
	2019		2018
	Amount	Percent of Total	Amount	Percent of Total
Net sales	$15,201	100%	$13,314	100%

Customer concentration:
Customer 1	$11,067	74%	$8,449	64%
Customer 2	1,340	9%	845	6%
Total	$12,407	82%	$9,294	70%

Information with respect to accounts receivable from those customers who comprised more than 10% of our gross accounts receivable at either December 31, 2019 or June 30, 2019, is as follows (in thousands, except percentages):

	December 31, 2019		June 30, 2019
Total gross accounts receivable	$2,700	100%	$4,100	100%

Customer concentration:
Customer 1	$1,754	65%	$2,587	63%
Customer 3	237	9%	780	19%
Total	$1,991	74%	$3,367	82%

During the three months ended December 31, 2019 and 2018, we had two suppliers accounting for 10% or more of total inventory purchases. During the six months ended December 31, 2019, we had two suppliers that accounted for more than 10% of our total inventory purchases, and during the six months ended December 31, 2018, we had one supplier that accounted for more than 10% of our total inventory purchases. Amounts owed to the fiscal 2020 significant suppliers at December 31, 2019 totaled $306,000 and $117,000, respectively, and at June 30, 2019 totaled $304,000 and $373,000, respectively.

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

The Term Loan matures on October 1, 2025 and bears interest at a fixed rate of 5.53% per annum. An initial payment of interest only in the amount of $18,433 was paid on October 1, 2018. Commencing November 1, 2018 and continuing on the first day of each subsequent month thereafter until the maturity date, we are required to make payments of principal and interest on the Term Loan of approximately $72,000, plus any additional accrued and unpaid interest through the date of payment. The balance owed on the Term Loan at December 31, 2019 is $4.2 million, net of unamortized loan fees. The Revolving Loan had an original maturity date of September 6, 2019 and has since been extended to November 6, 2020 and bears interest at the greater of (a) 4.5% or (b) the difference of the prime rate as published in the Money Rates section of the Wall Street Journal minus 0.50%. Commencing on the first day of each month after we initially borrow against the Revolving Loan, which we have yet to do, and each month thereafter until maturity, we are required to pay all accrued and unpaid interest on the Revolving Loan through the date of payment. Any principal on the Revolving Loan that is not previously prepaid shall be due and payable on the maturity date (or earlier termination of the Revolving Loan). As we have yet to borrow under the Revolving Loan, the balance owed under it at December 31, 2019 was $0.

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

NOTE 10. COMMON STOCK

Share Repurchase Program

In December 2019, our Board approved a new share repurchase program authorizing us to repurchase up to 1 million shares of our common stock, as the prior repurchase plan authorized by the Board in 2013 was nearing completion. In accordance with, and as part of, these share repurchase programs, our Board approved the adoption of several prearranged share repurchase plans intended to qualify for the safe harbor provided by Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (“10b5-1 Plan” or “Plan”). During the three and six months ended December 31, 2019, we repurchased 106,897 and 156,685 shares, respectively, at an aggregate cost, inclusive of fees under the plan, of $1,535,000 and $2,215,000, respectively. During the three and six months ended December 31, 2018, we repurchased 109,366 and 217,454 shares, respectively, at an aggregate cost, inclusive of fees under the plan, of $1,445,000 and $2,560,000, respectively. On a cumulative basis, since implementation of the share repurchase program in 2013, we have repurchased a total of 744,736 shares under the share repurchase program at an aggregate cost of $7.3 million. All repurchases under the 10b5-1 Plans were administered through an independent broker.

PRO-DEX, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

At The Market Offering Agreement

In February 2017, our Board approved an ATM Agreement with Ascendiant Capital Markets, LLC (“Ascendiant”). The ATM Agreement allows us to sell shares of our common stock pursuant to specific parameters defined by us as well as those defined by the SEC and the ATM Agreement. During the three and six months ended December 31, 2019 and 2018 we did not issue any shares under the ATM. From the inception of the ATM in February 2017 through December 31, 2017, during periods when we did not make purchases under our share repurchase program, we sold 340,465 shares of common stock for gross proceeds of $2,311,000 net of commissions and fees paid to Ascendiant totaling $72,000. In December 2017, the Board suspended the ATM indefinitely. The Board has the discretion to reactivate the ATM prior to February 16, 2020, the expiration of the ATM Agreement, unless earlier terminated by Ascendiant or us. However, we do not anticipate that the ATM will be reactivated prior to its expiration.

NOTE 11. LEASES

Effective July 1, 2019, we adopted the new lease accounting standard using the modified retrospective method of applying the new standard at the adoption date. In addition, we elected the practical expedient which allowed us to carry forward the historical lease classification of our sole operating lease for our corporate office, which includes our manufacturing and research and development facilities. Adoption of this standard resulted in the recording of net operating lease right-of-use (“ROU”) asset and corresponding operating lease liability of $3.3 million. Our financial position for reporting periods beginning on or after July 1, 2019 is presented under the new guidance, while prior period amounts are not adjusted and continue to be reported in accordance with previous guidance.

Our operating lease ROU asset and long-term liability are presented separately on our Condensed Balance Sheet. The current portion of our operating lease liability as of December 31, 2019, in the amount of $297,000, is presented within accrued expenses on the Condensed Balance Sheet.

As of December 31, 2019, the maturity of our lease liability is as follows:

Operating Lease
Fiscal Year:
2020	$232
2021	475
2022	489
2023	504
2024	519
Thereafter	1,796
Total lease payments	4,015
Less imputed interest:	(782)
Total	$3,233

PRO-DEX, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

As of December 31, 2019, our operating lease has a remaining lease term of seven years and nine months and an imputed interest rate of 5.3%. Cash paid for amounts included in the lease liability for the three and six months ended December 31, 2019 was $116,000 and $229,000, respectively. As previously disclosed in our 2019 Annual Report on Form 10-K and under the previous lease accounting standard, future minimum lease payments for our only operating lease having an initial or remaining noncancellable lease term in excess of one year would have been as follows:

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

COMPANY OVERVIEW

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of the results of operations and financial condition of Pro-Dex, Inc. (“Company,” “Pro-Dex,” “we,” “our,” or “us”) for the three-month and six-month periods ended December 31, 2019 and 2018. This discussion should be read in conjunction with the condensed financial statements and the notes thereto included elsewhere in this report. This report contains certain forward-looking statements and information. The cautionary statements included herein should be read as being applicable to all related forward-looking statements wherever they may appear. Our actual future results could differ materially from those discussed herein.

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

Basis of Presentation

The condensed results of operations presented in this report are not audited and those results are not necessarily indicative of the results to be expected for the entirety of the fiscal year ending June 30, 2020 or any other interim period during such fiscal year. Our fiscal year ends on June 30 and our fiscal quarters end on September 30, December 31, and March 31. Unless otherwise stated, all dates refer to our fiscal year and those fiscal quarters.

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used or changes in the accounting estimate that are reasonably likely to occur could materially change the financial statements. Management believes that there have been no significant changes during the three and six months ended December 31, 2019, other than the required adoption of ASU 2016-02 (Topic 842), Leases, to the items that we disclosed as our critical accounting policies in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended June 30, 2019.

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

Our patented adaptive torque-limiting software has been very well received in the CMF market and we have continued investment in this area with research and development focused on applying this technology to thoracic surgical applications. We have invested significantly since fiscal 2018 on a thoracic driver utilizing adaptive torque-limiting software, and in early fiscal 2019 entered a development contract with a current significant customer to private-label this driver for their unique specifications. We anticipate sales to this existing customer will increase late in fiscal 2020 as we add this product to their existing CMF driver and ancillary products that we currently supply.

In summary, our current objectives are focused primarily on maintaining our relationships with our current medical device customers, investing in research and development activities to design Pro-Dex branded drivers to leverage our torque-limiting software, and promoting active product development proposals to new and existing customers for both orthopedic shavers and screw drivers for a multitude of surgical applications, while monitoring closely the progress of all these individual endeavors. Our research and development, selling and general and administrative expenses have increased disproportionately to our growth in revenue as we focus on new product development and we anticipate this to continue in the near term. These expenditures are being made in an effort to release new products and garner new customer relationships. While we expect revenue growth in the future, it may not be a consistent trajectory but rather periods of incremental growth that current expenditures are helping to create. However, there can be no assurance that we will be successful in any of these objectives.

Description of Business Operations

Revenue

The majority of our revenue is derived from designing, developing and manufacturing surgical devices for the medical device industry. The proportion of total sales by type is as follows (in thousands, except percentages):

	Three Months Ended December 31,				Six Months Ended December 31,
	2019		2018		2019		2018
		% of Revenue		% of Revenue		% of Revenue		% of Revenue
Net Sales:
Medical device products	$6,122	77%	$5,965	93%	$11,491	76%	$12,305	92%
Industrial and scientific	182	2%	196	3%	345	2%	484	4%
Dental and component	23	—	111	2%	94	2%	239	2%
NRE & Proto-type	114	2%	83	1%	267	—	133	1%
Repairs and other	1,520	19%	44	1%	3,004	20%	153	1%
	$7,961	100%	$6,399	100%	$15,201	100%	$13,314	100%

Certain of our medical device products utilize proprietary designs developed by us under exclusive development and supply agreements. All of our medical device products utilize proprietary manufacturing methods and know-how, and are manufactured in our Irvine, California facility, as are our industrial products.

Sales of our medical device products increased $0.2 million, or 3%, for the three months ended December 31, 2019 and decreased $0.8 million, or 7%, for the six months ended December 31, 2019 compared to the corresponding periods of the prior fiscal year. Our medical device revenue to our largest customer increased $15,000 and decreased $270,000, respectively, for the three and six months ended December 31, 2019 compared to the corresponding periods of the prior fiscal year, due to contractual price concessions offset by slight volume increases. Additionally, revenue from two legacy medical device customers decreased approximately $789,000 and $1.0 million, respectively, for the three and six months ended December 31, 2019 compared to the corresponding periods of the prior fiscal year. Offsetting these decreases we sold approximately $350,000 and $525,000, respectively, in CMF drivers for the three and six months ended December 31, 2019 to a distributor that had not ordered from us since fiscal 2017. Additionally, recurring revenue from two other significant distributors of CMF drivers had combined increases in sales for the three and six months ended December 31, 2019 of $580,000 and $92,000, respectively, compared to the corresponding periods of the prior fiscal year.

Sales of our compact pneumatic air motors, reported as Industrial and scientific sales above, decreased $14,000, or 7%, and $139,000, or 29% for the three and six months ended December 31, 2019 compared to the corresponding periods of the prior fiscal year. The revenue decline relates to a lack of marketing efforts for these legacy products.

Sales of our dental products and components declined for the three and six months ended December 31, 2019 compared to the corresponding periods of the prior fiscal year and we expect future declines in this area as we are no longer manufacturing dental products, but rather are simply selling remaining component inventory. As previously discussed, in January 2018, we sent notification to our dental product customers that we were discontinuing the manufacture of these products. The cessation of our dental line of products is not expected to have a material impact on our financial position or results of operations and reflected a conscious decision to increase capacity for our medical device products.

Repair revenue increased $1.5 million and $2.9 million for the three and six months ended December 31, 2019, respectively, compared to the corresponding periods of the prior fiscal year due to increased repairs of the orthopedic handpiece we sell to our largest customer. Typically, upon initial product launch, repair revenue is minimal as most repairs are typically covered under warranty, but as the products mature in the marketplace and after a certain number of routine duty cycles in the operating room, repairs generally increase. We expect repair revenue for the remaining quarters of fiscal 2020 to be comparable to the revenue generated during the quarter ended December 31, 2019.

At December 2019, we had a backlog of approximately $15.8 million, of which $15.7 million is scheduled to be delivered in the third and fourth quarters of fiscal 2020 and the balance is scheduled to be delivered next fiscal year. Our backlog represents firm purchase orders received and acknowledged from our customers and does not include all revenue expected to be generated from existing customer contracts. We may experience variability in our new order bookings due to various reasons, including, but not limited to, the timing of major new product launches and customer planned inventory builds. However, we do not typically experience seasonal fluctuations in our shipments and revenues.

Cost of Sales and Gross Margin
(in thousands except percentages)

	Three Months Ended December 31,				Six Months Ended December 31,
	2019		2018		2019		2018
		% of Total		% of Total		% of Total		% of Total
Cost of sales:
Product cost	$5,027	99%	$3,988	96%	$9,497	99%	$8,070	97%
Under(over)-absorption of manufacturing costs	14	—	94	2%	1	—	95	1%
Inventory and warranty charges	56	1%	68	2%	59	1%	174	2%
Total cost of sales	$5,097	100%	$4,150	100%	$9,557	100%	$8,339	100%

	Three Months Ended December 31,		Six Months Ended December 31,		Year over Year ppt Change
	2019	2018	2019	2018	Three Months	Six Months

Gross margin	36%	35%	37%	37%	1	—

Cost of sales for the three months ended December 31, 2019 increased $947,000 or 23% compared to the corresponding period of the prior fiscal year. The increase in total costs of sales is consistent with the 24% increase in revenue for the same period. Under-absorption of manufacturing costs decreased by $80,000 for the three months ended December 31, 2019 compared to the corresponding period of the prior fiscal year due primarily to adjustments made to our standard labor and overhead rates at the beginning of fiscal 2020 in anticipation of higher spending in our machine shop and quality departments. Costs relating to inventory and warranty charges decreased by $12,000 for the second quarter ended December 31, 2019 compared to the second quarter of the prior fiscal year.

Gross profit increased by approximately $615,000, or 27%, for the three months ended December 31, 2019 compared to the corresponding period of the prior fiscal year, primarily as a result of the increase in repair revenue discussed above. Gross margin as a percentage of sales increased by approximately 1 percentage point compared to the corresponding period of the prior fiscal year due primarily to the increased revenue, which allows us to better absorb our fixed manufacturing costs.

Cost of sales for the six months ended December 31, 2019 increased by $1.2 million, or 15%, compared to the corresponding period of the prior fiscal year, consistent with the increased revenue of 14% for the same period, the reasons for which are discussed above. Additionally, total cost of sales reflects a $94,000 decrease in under-absorbed manufacturing costs. We adjusted our standard labor and over-head rates at the beginning of fiscal 2020 in anticipation of higher spending in our machine shop and quality departments.

Gross profit increased by $669,000, or 13%, for the six months ended December 31, 2019 compared to the corresponding period of the prior fiscal year, primarily as a result of the increase in repair revenue discussed above. Gross margin for the six months ended December 31, 2019 remained flat at 37% compared to the corresponding period of the prior fiscal year.

Operating Expenses

Operating Costs and Expenses
(in thousands except % change)

	Three Months Ended December 31,				Six Months Ended December 31,				Year over Year % Change
	2019		2018		2019		2018		Three Months	Six Months
		% of Net Sales		% of Net Sales		% of Net Sales		% of Net Sales
Operating expenses:
Selling expenses	$135	2%	$97	2%	$277	2%	$130	1%	39%	113%
General and administrative expenses	664	8%	633	10%	1,327	9%	1,197	9%	5%	11%
Research and development costs	397	5%	326	5%	881	6%	735	6%	22%	20%
	$1,196	15%	$1,056	17%	$2,485	16%	$2,062	16%	13%	21%

Selling expenses consist of salaries and other personnel-related expenses for our business development department, as well as advertising and marketing expenses, and travel and related costs incurred in generating and maintaining our customer relationships. Selling expenses for the three and six months ended December 31, 2019 increased $38,000, or 39%, and $147,000, or 113%, compared to the corresponding periods of fiscal 2019. These increases relate primarily to personnel-related expenses as we filled the previously vacant position of Director of Business Development during the first quarter of fiscal 2019.

General and administrative expenses (“G&A”) consists of salaries and other personnel-related expenses of our accounting, finance and human resource personnel, as well as costs for outsourced information technology services, professional fees, directors’ fees, and other costs and expenses attributable to being a public company. G&A increased $31,000 and $130,000, respectively, during the three and six months ended December 31, 2019 when compared to the corresponding periods of the prior fiscal year. The increases relate primarily to increased legal fees related to intellectual property matters, increased personnel-related expenses, a new scholarship program implemented to award college scholarships to children of our employees, as well as higher bad debt expense, and IT related expenses.

Research and development costs generally consist of salaries, employer paid benefits, and other personnel related costs of our engineering and support personnel, as well as allocated facility and information technology costs, professional and consulting fees, patent-related fees, lab costs, materials, and travel and related costs incurred in the development and support of our products. Research and development costs for the three and six months ended December 31, 2019 increased $71,000 and $146,000, respectively, compared to the corresponding periods of the prior fiscal year. These increases are primarily due to increased personnel-related expense and increased spending on internal development projects.

Although the majority of our research and development costs relate to sustaining activities related to products we currently manufacture and sell, we have created a product roadmap to develop future products. The research and development costs represent between 31% and 36% of total operating expenses for all periods presented and are expected to increase in the future as we continue to invest in the business. The amount spent on projects under development is summarized below (in thousands):

	Three and Six Months ended December 31, 2019		Three and Six Months ended December 31, 2018		Market Launch	Est Annual Revenue
Total Research & Development costs:	$397	$881	$326	$735

Products in development:
Thoracic Driver	$17	$37	$33	$107	03/20	$4,000
Arthroscopic Shaver(1)	3	11	38	60	06/21	$600
ENT Shaver	66	155	—	—	01/21	$2,000
Arthroscopic Attachment	—	—	9	16	(2)	$150
CMF Driver	29	46	2	3	06/20	$350
Sustaining & Other	282	632	244	549
Total	$397	$881	$326	$735

Customer CMF Driver (3)	$81	$181	$152	$217	06/20	$2,500

(1)	This project has been internally pushed back to focus on our new internal Pro-Dex branded ENT shaver.
(2)	Internal development of this project is now complete, but we are looking for the most attractive sales channel.
(3)	Costs incurred related to customer contracts are included in costs of sales and deferred costs and are not included in research and development costs.

The completion of our thoracic driver is currently a priority for our engineering team. The costs in the table above represent our costs related to our Pro-Dex branded driver, which is substantially complete. As we previously discussed, in early fiscal 2019 we entered a development contract with a current significant customer to private-label this driver for their unique specifications. We have had technical delays related to performance of this driver with a specific customer attachment. We currently believe that we will launch this product later this third quarter of this fiscal year and have delayed the anticipated launch of most other products to focus on the completion of this thoracic driver.

Interest & Other Income

Interest income for the three and six months ended December 31, 2019 includes interest and dividends from our money market accounts and investment portfolio. During the three and six months ended December 31, 2019 we also recorded $8,500 and $17,000, respectively, of miscellaneous income related to cash collected related to note receivable extensions granted on a note we previously wrote off. The fiscal 2019 interest income related primarily to a loan participation note receivable that has since been paid in full, as well as approximately $28,000 and $39,000, respectively, for the three and six months ended December 31, 2018 in interest and dividend income from our money market accounts and investments.

Interest Expense

Interest expense consists primarily of interest expense related to the notes payable described more fully in Note 9 to the condensed financial statements contained elsewhere in this report and capital lease obligations for leased equipment.

Gain on Sale of Investments

During the quarter ended December 31, 2018, we liquidated one of the stocks in our portfolio of equity investments receiving proceeds of $1.9 million and recording a gain on the sale in the amount of $356,000.

Income Tax Expense

The effective tax rate for the three and six months ended December 31, 2019 and 2018 is slightly less than our combined expected federal and applicable state corporate income tax rates due to federal and state research credits and the new foreign-derived intangible income deduction.

Liquidity and Capital Resources

Cash and cash equivalents at December 31, 2019 decreased $1.6 million to $6.2 million as compared to $7.7 million at June 30, 2019. The following table includes a summary of our condensed statements of cash flows contained elsewhere in this report.

	As of and For the Six Months Ended December 31,
	2019	2018
	(in thousands)
Cash provided by (used in):
Operating activities	$2,558	$1,508
Investing activities	$(1,611)	$(7)
Financing activities	$(2,514)	$2,182

Cash and Working Capital:
Cash and cash equivalents	$6,175	$8,871
Working Capital	$16,939	$18,100

Operating Activities

Net cash provided by operating activities was $2.6 million for the six months ended December 31, 2019 primarily due to net income of $2.4 million and non-cash depreciation and amortization of $282,000. Although we experienced an influx of cash in the amount of $1.4 million in collections from receivables during the six months ended December 31, 2019, our inventory increased by $1.6 million primarily related to the thoracic driver that we plan to launch later this third quarter of fiscal 2020.

Net cash provided by operating activities was $1.5 million for the six months ended December 31, 2018 primarily due to net income of $2.5 million offset by an increase in accounts receivable of $838,000, reflecting a slower payment trend from our largest customer.

Investing Activities

Net cash used in investing activities for the six months ended December 31, 2019 was $1.6 million and related to an investment in marketable securities of $1.3 million and machinery and equipment of $317,000.

During the six months ended December 31, 2018, we sold one of the stocks in our investment portfolio and received proceeds of $1.9 million, including a gain in the amount of $356,000. Offsetting this cash inflow, we also invested $1.4 million in marketable equity securities and purchased $540,000 in machinery and equipment.

Financing Activities

Net cash used in financing activities for the six months ended December 31, 2019 totaled $2.5 million and related primarily to the $2.2 million repurchase of 156,685 shares of our common stock pursuant to our share repurchase program as well as $314,000 of principal payments on our term loan from Minnesota Bank and Trust (“MBT”) more fully described in Note 9 to the condensed financial statements contained elsewhere in this report.

Net cash provided by financing activities for the six months ended December 31, 2018 included $5.0 million in a term loan from MBT, offset by $2.6 million related to the repurchase of 217,454 shares of our common stock pursuant to our share repurchase program.

Financing Facilities & Liquidity Requirements for the next twelve months

As of December 31, 2019, our working capital was $16.9 million. We currently believe that our existing cash and cash equivalent balances together with our accounts receivable balances will provide us sufficient funds to satisfy our cash requirements as our business is currently conducted for at least the next 12 months. In addition to our cash and cash equivalent balances, we expect to derive a portion of our liquidity from our cash flows from operations. We may also borrow against our $2.0 million Revolving Loan with MBT (See Note 9 to condensed financial statements contained elsewhere in this report).

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

Investment Strategy

Pro-Dex invests surplus cash from time to time through its Investment Committee which was formed in April 2013. The committee is comprised of one management director, Mr. Van Kirk, and two non-management directors, Mr. Cabillot and Mr. Swenson, who chairs the committee. Both Mr. Cabillot and Mr. Swenson are active investors with extensive portfolio management expertise. We leverage the experience of these committee members to make investment decisions for the investment of our surplus operating capital or borrowed funds. Additionally, many of our securities holdings include stocks of public companies that either Messrs. Swenson or Cabillot or both may own from time to time either individually or through the investment funds that they manage, or other companies whose boards they sit on. The Investment Committee approved each of the investments comprising the $5.2 million of marketable public equity securities held at December 31, 2019.

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

In accordance with SEC rules, an evaluation was performed under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer of the effectiveness, as of December 31, 2019, of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). “Internal control over financial reporting” includes those policies and procedures that:

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

Based on that evaluation as of December 31, 2019, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective.

Internal Control over Financial Reporting

During the three months ended December 31, 2019, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 12 of Notes to condensed financial statements contained elsewhere in this report.

ITEM 1A. RISK FACTORS

Our business, future financial condition and results of operations are subject to a number of factors, risks and uncertainties, which are disclosed in Item 1A, entitled “Risk Factors” in Part I of our Annual Report on Form 10-K for our fiscal year ended June 30, 2019 as well as any amendments thereto or additions and changes thereto contained in this quarterly report on Form 10-Q for the quarter ended December 31, 2019. Additional information regarding some of those risks and uncertainties is contained in the notes to the condensed financial statements included elsewhere in this report and in Item 2, entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I of this report. The risks and uncertainties disclosed in our Form 10-K, our quarterly reports on Form 10-Q and other reports filed with the SEC are not necessarily all of the risks and uncertainties that may affect our business, financial condition and results of operations in the future.

There have been no material changes to the risk factors as disclosed in our annual report on Form 10-K for the fiscal year ended June 30, 2019, except as provided in any amendments thereto.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchases by us of our common stock during the quarter ended December 31, 2019 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2019 to October 31, 2019	16,110	$14.08	16,110	96,051
November 1, 2019 to November 30, 2019	32,388	$12.83	32,388	63,663
December 1, 2019 to December 31, 2019	58,399	$15.28	58,399	1,000,000

All repurchases were made pursuant to our previously announced repurchase programs.

ITEM 6. EXHIBITS

Exhibit	Description
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRO-DEX, INC.

Date: February 6, 2020	By:	/s/ Richard L. Van Kirk
Richard L. Van Kirk
Chief Executive Officer (principal executive officer)

Date: February 6, 2020	By:	/s/ Alisha K. Charlton
Alisha K. Charlton
Chief Financial Officer (principal financial officer and principal accounting officer)

EXHIBIT INDEX

Exhibit	Description
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document