Form 10-Q
period 2020-03-31
PRO DEX INC
filed 2020-05-07
CIK 788920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended MARCH 31, 2020
OR
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock outstanding as of the latest practicable date: 3,811,137 shares of common stock, no par value, as of May 5, 2020.

PRO-DEX, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2020

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PRO-DEX, INC.

CONDENSED BALANCE SHEETS

(Unaudited)

(In thousands, except share amounts)

	March 31, 2020	June 30, 2019
ASSETS
Current Assets:
Cash and cash equivalents	$4,378	$7,742
Investments	2,771	2,649
Accounts receivable, net of allowance for doubtful accounts of $6 and $0 at March 31, 2020 and at June 30, 2019, respectively	4,170	4,100
Deferred costs	391	430
Inventory	8,643	6,239
Prepaid expenses and other current assets	225	623
Total current assets	20,578	21,783
Equipment and leasehold improvements, net	2,732	2,726
Right of use asset, net	3,026	—
Intangibles, net	138	129
Deferred income taxes, net	53	260
Investments	1,659	582
Other assets	42	40
Total assets	$28,228	$25,520

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,912	$1,996
Accrued expenses	1,524	1,437
Deferred revenue	360	215
Note payable and capital lease obligations	642	622
Total current liabilities	4,438	4,270
Deferred rent	—	146
Lease liability, net of current portion	2,857	—
Income taxes payable	325	162
Notes and capital leases payable, net of current portion	3,449	3,934
Total non-current liabilities	6,631	4,242
Total liabilities	11,069	8,512
Shareholders’ equity:
Common shares; no par value; 50,000,000 shares authorized; 3,837,490 and 4,039,491 shares issued and outstanding at March 31, 2020 and June 30, 2019, respectively	12,970	15,815
Accumulated other comprehensive loss	(1,162)	(549)
Retained earnings	5,351	1,742
Total shareholders’ equity	17,159	17,008
Total liabilities and shareholders’ equity	$28,228	$25,520

The accompanying notes are an integral part of these condensed financial statements.

PRO-DEX, INC.

CONDENSED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2019	2020	2019

Net sales	$8,508	$6,854	$23,710	$20,168
Cost of sales	5,298	4,591	14,855	12,930
Gross profit	3,210	2,263	8,855	7,238

Operating (income) expenses:
Selling expenses	161	122	438	252
General and administrative expenses	725	641	2,052	1,838
Gain from disposal of equipment	—	—	—	(7)
Research and development costs	620	603	1,501	1,337
Total operating expenses	1,506	1,366	3,991	3,420

Operating income	1,704	897	4,864	3,818
Interest expense	(58)	(67)	(180)	(156)
Interest and other income	9	93	77	261
Gain on sale of investments	—	—	—	356

Income from operations before income taxes	1,655	923	4,761	4,279
Income tax expense	(442)	(191)	(1,194)	(1,019)
Net income	$1,213	$732	$3,567	$3,260

Other comprehensive income (loss), net of tax:
Unrealized income (loss) from marketable equity investments	(1,262)	33	(613)	(163)
Comprehensive income (loss)	$(49)	$765	$2,954	$3,097

Basic net income per share:
Net income	$0.31	$0.18	$0.90	$0.77
Diluted net income per share:
Net income	$0.30	$0.17	$0.88	$0.75

Weighted average common shares outstanding:
Basic	3,871	4,143	3,944	4,224
Diluted	3,999	4,257	4,071	4,338
Common shares outstanding	3,837	4,136	3,837	4,136

The accompanying notes are an integral part of these condensed financial statements.

PRO-DEX, INC.

CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the Three and Nine Months Ended March 31, 2020 and 2019

(Unaudited)

(In thousands)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2019	2020	2019
Common shares:
Balance, beginning of period	$13,634	$17,209	$15,815	$19,835
Share-based compensation expense	74	10	93	28
Share repurchases	(761)	(115)	(2,977)	(2,675)
Shares withheld from common stock issued to pay employee payroll taxes	—	—	—	(101)
Exercise of stock options	—	—	—	7
ESPP shares issued	23	12	39	22
Balance, at end of period	$12,970	$17,116	$12,970	$17,116

Accumulated other comprehensive income (loss):
Balance, beginning of period	$100	$(349)	$(549)	$(153)
Net change in unrealized gain (loss) from marketable securities, net of taxes	(1,262)	33	(613)	(163)
Balance, at end of period	$(1,162)	$(316)	$(1,162)	$(316)

Retained earnings/(accumulated deficit):
Balance, beginning of period	$4,138	$122	$1,742	$(2,406)
Cumulative effect of change in accounting principle	—	—	42	—
Net income	1,213	732	3,567	3,260
Balance, at end of period	$5,351	$854	$5,351	$854

Total shareholders’ equity	$17,159	$17,654	$17,159	$17,654

The accompanying notes are an integral part of these condensed financial statements.

PRO-DEX, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,567	$3,260
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	426	309
Amortization of loan fees	6	5
Gain from disposal of equipment	—	(7)
Share-based compensation	93	28
Non-cash lease expense	31	—
Gain on sale of investments	—	(356)
Deferred income taxes	207	1,026
Bad debt expense (recovery)	6	(14)
Changes in operating assets and liabilities:
Accounts receivable and other current receivables	(76)	(773)
Deferred costs	39	(235)
Inventory	(2,404)	(412)
Prepaid expenses and other assets	396	(410)
Accounts payable and accrued expenses	(301)	353
Deferred revenue	145	169
Income taxes payable	163	142
Net cash provided by operating activities	2,298	3,085

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	(1,827)	(2,562)
Purchases of equipment and leasehold improvements	(422)	(1,048)
Proceeds from sale of investments	—	1,905
Proceeds from dividend reclassification as return of principal	15	23
Proceeds from collection of notes receivable	—	1,154
Proceeds from sale of equipment	—	7
Increase in intangibles	(19)	(11)
Net cash used in investing activities	(2,253)	(532)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchases of common stock	(2,977)	(2,675)
Proceeds from exercise of options and ESPP contributions	39	29
Payment of employee payroll taxes on net issuance of common stock	—	(101)
Proceeds from Minnesota Bank & Trust long-term debt, net of fees	—	4,940
Principal payments on notes payable and capital lease	(471)	(273)
Net cash provided by (used in) financing activities	(3,409)	1,920

Net increase (decrease) in cash and cash equivalents	(3,364)	4,473
Cash and cash equivalents, beginning of period	7,742	5,188
Cash and cash equivalents, end of period	$4,378	$9,661

The accompanying notes are an integral part of these condensed financial statements.

PRO-DEX, INC.

CONDENSED STATEMENTS OF CASH FLOWS - CONTINUED

(Unaudited)

(In thousands)

	Nine Months Ended March 31,
	2020	2019
Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest	$161	$134
Income taxes	$382	$315

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

Recently Adopted Accounting Standards

On July 1, 2019, we adopted ASU 2016-02 (Topic 842) “Leases,” using a modified retrospective approach through a cumulative effect adjustment to retained earnings as of the beginning of fiscal 2020. The objective of this update is to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The impact of adoption was an increase to long-term assets and total liabilities each in the amount of approximately $3.3 million as of July 1, 2019.

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

NOTE 3. COMPOSITION OF CERTAIN FINANCIAL STATEMENT ITEMS

Inventory

Inventory is stated at the lower of cost (first-in, first-out) or net realizable value and consists of the following (in thousands):

	March 31, 2020	June 30, 2019
Raw materials /purchased components	$4,113	$3,132
Work in process	2,574	1,511
Sub-assemblies/finished components	1,662	1,524
Finished goods	294	72
Total inventory	$8,643	$6,239

Investments

Investments are stated at market value and consist of the following (in thousands):

	March 31, 2020	June 30, 2019
Marketable equity securities - short-term	$2,771	$2,649
Marketable equity securities - long-term	1,659	582
Total marketable equity securities	$4,430	$3,231

Investments at March 31, 2020 and June 30, 2019 had an aggregate cost basis of $5,592,000 and $3,780,000, respectively. At March 31, 2020, the investments included net unrealized losses of $1,162,000 (gross unrealized losses of $1,384,000 offset by gross unrealized gains of $222,000). At June 30, 2019, the investments included net unrealized losses of $549,000 and no unrealized gains.

PRO-DEX, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Of the total marketable equity securities at March 31, 2020 and June 30, 2019, $930,000 and $938,000, respectively, represent an investment in the common and preferred stock of Air T, Inc. Two of our Board members are also board members of Air T, Inc. and both either individually or through affiliates own an equity interest in Air T, Inc. Our Chairman, one of the two Board members aforementioned, also serves as the Chief Executive Officer and Chairman of Air T, Inc. The common stock was purchased through 10b5-1 Plans, and the purchased preferred stock was purchased through the exercise of issued warrants and in both cases, in accordance with our internal policies regarding the approval of related party transactions, purchases were approved by our three Board members that are not affiliated with Air T, Inc.

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

Intangibles

Intangibles consist of the following (in thousands):

	March 31, 2020	June 30, 2019
Patent-related costs	$195	$175
Less accumulated amortization	(57)	(46)
	$138	$129

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

NOTE 4. WARRANTY

The warranty accrual is based on historical costs of warranty repairs and expected future identifiable warranty expenses and is included in accrued expenses in the accompanying balance sheets. As of March 31, 2020 and June 30, 2019, the warranty reserve amounted to $173,000 and $136,000, respectively. Warranty expenses are included in cost of sales in the accompanying statements of operations. Changes in estimates to previously established warranty accruals result from current period updates to assumptions regarding repair costs and warranty return rates and are included in current period warranty expense. Warranty expense relating to new product sales and changes to estimates for the three months ended March 31, 2020 and 2019 was $69,000 and $52,000, respectively, and for the nine months ended March 31, 2020 and 2019 was $125,000 and $82,000, respectively.

Information regarding the accrual for warranty costs for the three and nine months ended March 31, 2020 and 2019 are as follows (in thousands):

	As of and for the Three Months Ended March 31,
	2020	2019
Beginning balance	$141	$99
Accruals during the period	77	39
Changes in estimates of prior period warranty accruals	(8)	13
Warranty amortization	(37)	(15)
Ending balance	$173	$136

PRO-DEX, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

	As of and for the Nine Months Ended March 31,
	2020	2019
Beginning balance	$136	$107
Accruals during the period	130	93
Changes in estimates of prior period warranty accruals	(5)	(11)
Warranty amortization	(88)	(53)
Ending balance	$173	$136

NOTE 5. NET INCOME PER SHARE

The Company calculates basic net income per share by dividing net income by the weighted-average number of common shares outstanding during the reporting period. The weighted-average number of common shares outstanding used in the calculation of diluted income per share reflects the effects of potentially dilutive securities, in income generating periods, which consist entirely of outstanding stock options and performance awards.

The following table presents reconciliations of the numerators and denominators of the basic and diluted earnings per share computations for net income. In the tables below, income amounts represent the numerator, and share amounts represent the denominator (in thousands, except per share amounts):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2019	2020	2019
Basic:
Net income	$1,213	$732	$3,567	$3,260
Weighted average shares outstanding	3,871	4,143	3,944	4,224
Basic income per share	$0.31	$0.18	$0.90	$0.77
Diluted:
Net income	$1,213	$732	$3,567	$3,260
Weighted average shares outstanding	3,871	4,143	3,944	4,224
Effect of dilutive securities	128	114	127	114
Weighted average shares used in calculation of diluted earnings per share	3,999	4,257	4,071	4,338
Diluted income per share	$0.30	$0.17	$0.88	$0.75

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

As of March 31, 2020, we have accrued $489,000 of unrecognized tax benefits related to federal and state income tax matters. None of this balance is expected to reduce our income tax expense if recognized.

PRO-DEX, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	As of and for the Nine Months Ended March 31,
	2020	2019
Beginning balance	$490	$462
Additions based on tax positions related to the current year	22	17
Reductions based on tax positions related to prior years	(23)	—
Ending balance	$489	$479

On March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief and Economic Security Act ("CARES Act"). The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property (“QIP”). Under ASC 740, the effects of new legislation are recognized upon enactment.  Accordingly, the effects of the CARES Act are effective for the period ending March 31, 2020.

As of March 31, 2020, we have, as a result of the technical amendments made by the CARES Act to QIP, accelerated tax depreciation expenses of approximately $92,000 which represents favorable temporary book-to-tax timing differences (i.e., no effective tax rate impact) for income tax purposes and are recorded as components within our deferred income tax assets and income tax receivable, included in prepaid expenses and other current assets, on our condensed consolidated balance sheets. We are continuing to examine additional impacts that the CARES Act may have on our business.

We recognize accrued interest and penalties related to unrecognized tax benefits when applicable. As of March 31, 2020, no interest or penalties applicable to our unrecognized tax benefits have been accrued since we have sufficient tax attributes available to fully offset any potential assessment of additional tax.

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

In September 2016, our Board approved the establishment of the 2016 Equity Incentive Plan, which was approved by our shareholders at the November 29, 2016 Annual Meeting. The 2016 Equity Incentive Plan provides for the award of up to 1,500,000 shares of our common stock in the form of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted shares, restricted stock units, performance awards, and other stock-based awards. As of March 31, 2020, we have granted performance awards under the 2016 Equity Incentive Plan for up to 200,000 shares of our common stock, of which 40,000 shares have vested as further described below under the heading “Performance Awards.”

PRO-DEX, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Stock Options

No options were granted during the three or nine months ended March 31, 2020 and 2019.

As of March 31, 2020, there was no unrecognized compensation cost under the Former Stock Option Plans, as all outstanding stock options are fully vested. As of March 31, 2020, the options outstanding had a weighted average remaining contractual life of 1.3 years and an intrinsic value of $774,000. Following is a summary of stock option activity for the nine months ended March 31, 2020 and 2019:

	2020		2019
	Number of Shares	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Exercise Price
Outstanding at July 1,	54,000	$1.86	57,000	$1.88
Options granted	—	—	—	—
Options exercised	—	—	(3,000)	2.14
Options forfeited	—	—	—	—
Outstanding at end of period	54,000	$1.86	54,000	$1.86
Stock Options Exercisable at March 31,	54,000	$1.86	54,000	$1.86

Performance Awards

In December 2017, the Compensation Committee of the Board of Directors granted performance awards to certain of our employees, for an aggregate of up to 200,000 shares of our common stock. Whether any performance awards vest, and the amount that does vest, is tied to the completion of service periods that range from 7 months to 9.5 years and the achievement of our common stock trading at certain pre-determined prices. The weighted average fair value of the performance awards granted in 2017 was $4.46, calculated using the weighted average fair market value for each award, using a Monte Carlo simulation. In February 2020, the Compensation Committee of the Board of Directors reallocated 48,000 previously forfeited awards, having the same remaining terms and conditions, to certain current employees. The weighted average fair value of the performance awards granted in 2020 was $16.90, calculated using the weighted average fair market value for each award, using a Monte Carlo simulation. We recorded share-based compensation expense of $70,000 and $8,000 for the three months ended March 31, 2020 and 2019, respectively, and $86,000 and $24,000 for the nine months ended March 31, 2020 and 2019, respectively, related to these performance awards. On March 31, 2020, there was approximately $437,000 of unrecognized compensation cost related to non-vested performance awards expected to be expensed over the weighted-average period of 3.11 years.

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

During the three months ended March 31, 2020 and 2019, we recorded share-based compensation expense in the amount of $4,000 and $2,000, respectively, and 1,628 and 923 shares were purchased, respectively, and allocated to employees based upon their contributions at prices of $14.43 and $12.96, respectively, per share. During the nine months ended March 31, 2020 and 2019, we recorded share-based compensation expense in the amount of $7,000 and $4,000, respectively, relating to the ESPP. On a cumulative basis, since the inception of the ESPP, employees have purchased a total of 21,786 shares of our common stock.

PRO-DEX, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 8. MAJOR CUSTOMERS AND SUPPLIERS

Information with respect to customers that accounted for sales in excess of 10% of our total sales in either of the three-month and the nine-month periods ended March 31, 2020 and 2019 is as follows (in thousands, except percentages):

	Three Months Ended March 31,
	2020		2019
	Amount	Percent of Total	Amount	Percent of Total

Net sales	$8,508	100%	$6,854	100%

Customer concentration:
Customer 1	$5,373	63%	$4,116	60%
Customer 2	2,337	28%	1,077	16%
Customer 3	428	5%	905	13%
Total	$8,138	96%	$6,098	89%

	Nine Months Ended March 31,
	2020		2019
	Amount	Percent of Total	Amount	Percent of Total

Net sales	$23,710	100%	$20,168	100%

Customer concentration:
Customer 1	16,440	69%	12,556	62%
Customer 2	3,458	15%	2,601	13%
Total	$19,898	84%	$15,157	75%

Information with respect to accounts receivable from those customers who comprised more than 10 % of our gross accounts receivable at either March 31, 2020 or June 30, 2019 is as follows (in thousands, except percentages):

	March 31, 2020		June 30, 2019
Total gross accounts receivable	$4,176	100%	$4,100	100%

Customer concentration:
Customer 1	$1,772	42%	$2,587	63%
Customer 2	1,975	47%	780	19%
Total	$3,747	89%	$3,367	82%

During the three and nine months ended March 31, 2020, we had three suppliers accounting for 10% or more of total inventory purchases. During the three and nine months ended March 31, 2019, we had one supplier that accounted for more than 10% of our total inventory purchases. Amounts owed to the fiscal 2020 significant suppliers at March 31, 2020 and June 30, 2019 is as follows (in thousands, except percentages).

	March 31, 2020		June 30, 2019
Total accounts payable	$1,912	100%	$1,996	100%

Supplier concentration:
Portescap	$133	7%	$373	19%
Fischer Connectors, Inc.	183	10%	304	15%
Tadiran Batteries	163	8%	142	7%
Total	$479	25%	$819	41%

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

The Term Loan matures on October 1, 2025 and bears interest at a fixed rate of 5.53% per annum. An initial payment of interest only in the amount of $18,433 was paid on October 1, 2018. Commencing November 1, 2018 and continuing on the first day of each subsequent month thereafter until the maturity date, we are required to make payments of principal and interest on the Term Loan of approximately $72,000, plus any additional accrued and unpaid interest through the date of payment. The balance owed on the Term Loan at March 31, 2020 is $4.1 million, net of unamortized loan fees. The Revolving Loan had an original maturity date of September 6, 2019, which has since been extended to November 6, 2020, and bears interest at the greater of (a) 4.5% or (b) the difference of the prime rate as published in the Money Rates section of the Wall Street Journal minus 0.50%. Commencing on the first day of each month after we initially borrow against the Revolving Loan, which we have yet to do, and each month thereafter until maturity, we are required to pay all accrued and unpaid interest on the Revolving Loan through the date of payment. Any principal on the Revolving Loan that is not previously prepaid shall be due and payable on the maturity date (or earlier termination of the Revolving Loan). As we have yet to borrow under the Revolving Loan, the balance owed under it at March 31, 2020 was $0.

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

NOTE 10. COMMON STOCK

Share Repurchase Program

In December 2019, our Board approved a new share repurchase program authorizing us to repurchase up to 1 million shares of our common stock, as the prior repurchase plan authorized by our Board in 2013 was nearing completion. In accordance with, and as part of, these share repurchase programs, our Board approved the adoption of several prearranged share repurchase plans intended to qualify for the safe harbor provided by Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (“10b5-1 Plan” or “Plan”). During the three and nine months ended March 31, 2020, we repurchased 48,236 and 204,921 shares, respectively, at an aggregate cost, inclusive of fees under the plan, of $761,000 and $2,977,000, respectively. During the three and nine months ended March 31, 2019 we repurchased 7,914 and 225,368 shares, respectively at an aggregate cost, inclusive of fees under the plan, of $115,000 and $2,675,000, respectively. On a cumulative basis, since implementation of the share repurchase program in 2013, we have repurchased a total of 792,972 shares under the share repurchase program at an aggregate cost of $8.1 million. All repurchases under the 10b5-1 Plans were administered through an independent broker.

At The Market Offering Agreement

In February 2017, our Board approved an ATM Agreement with Ascendiant Capital Markets, LLC (“Ascendiant”). The ATM Agreement allowed us to sell shares of our common stock pursuant to specific parameters defined by us as well as those defined by the SEC and the ATM Agreement. During the three and nine months ended March 31, 2020 and 2019 we did not issue any shares under the ATM. From the inception of the ATM in February 2017 through December 31, 2017, during periods when we did not make purchases under our share repurchase program, we sold 340,465 shares of common stock for gross proceeds of $2,311,000 net of commissions and fees paid to Ascendiant totaling $72,000. In December 2017, the Board suspended the ATM indefinitely and the ATM expired, pursuant to its terms, in February 2020.

PRO-DEX, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 11. LEASES

Effective July 1, 2019, we adopted the new lease accounting standard using the modified retrospective method of applying the new standard at the adoption date. In addition, we elected the practical expedient which allowed us to carry forward the historical lease classification of our sole operating lease for our corporate office, which includes our manufacturing and research and development facilities. Adoption of this standard resulted in the recording of net operating lease right-of-use (“ROU”) asset and corresponding operating lease liability each in the amount of $3.3 million. Our financial position for reporting periods beginning on or after July 1, 2019 is presented under the new guidance, while prior period amounts are not adjusted and continue to be reported in accordance with previous guidance.

Our operating lease ROU asset and long-term liability are presented separately on our Condensed Balance Sheet. The current portion of our operating lease liability as of March 31, 2020, in the amount of $304,000, is presented within accrued expenses on the Condensed Balance Sheet.

As of March 31, 2020, the maturity of our lease liability is as follows:

Operating Lease
Fiscal Year:
2020	$116
2021	475
2022	489
2023	504
2024	519
Thereafter	1,796
Total lease payments	3,899
Less imputed interest:	(738)
Total	$3,161

As of March 31, 2020, our operating lease has a remaining lease term of seven years and six months and an imputed interest rate of 5.3%. Cash paid for amounts included in the lease liability for the three and nine months ended March 31, 2020 was $116,000 and $345,000, respectively. As previously disclosed in our 2019 Annual Report on Form 10-K and under the previous lease accounting standard, future minimum lease payments for our only operating lease having an initial or remaining noncancellable lease term in excess of one year would have been as follows:

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

PRO-DEX, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 13. SUBSEQUENT EVENT

On April 7, 2020, as reported in our Current Report filed with the SEC on April 14, 2020, we entered into a Paycheck Protection Program Loan (the “PPP Loan”) sponsored by the Small Business Administration (“SBA”) through MBT, providing for $1,360,100 in proceeds, which amount was funded to the Company on April 10, 2020. The PPP Loan was made pursuant to the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). We repaid the loan on May 5, 2020, after careful consideration of additional guidance issued by the SBA and the Department of Treasury.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited interim condensed financial statements and the related notes and other financial information appearing elsewhere in this report.

COMPANY OVERVIEW

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of the results of operations and financial condition of Pro-Dex, Inc. (“Company,” “Pro-Dex,” “we,” “our,” or “us”) for the three-month and nine-month periods ended March 31, 2020 and 2019. This discussion should be read in conjunction with the condensed financial statements and the notes thereto included elsewhere in this report. This report contains certain forward-looking statements and information. The cautionary statements included herein should be read as being applicable to all related forward-looking statements wherever they may appear. Our actual future results could differ materially from those discussed herein.

Except for the historical information contained herein, the matters discussed in this report, including, but not limited to, discussions of our product development plans, business strategies, strategic opportunities and market factors influencing our results, including uncertainties related to the COVID-19 pandemic, are forward-looking statements that involve certain risks and uncertainties. Actual results may differ from those anticipated by us as a result of various factors, both foreseen and unforeseen, including, but not limited to, our ability to continue to develop new products and increase sales in markets characterized by rapid technological evolution, consolidation within our target marketplace and among our competitors, competition from larger, better capitalized competitors, impacts of the COVID-19 pandemic on us or our business partners, including our customers and suppliers, and our ability to realize returns on opportunities. Many other economic, competitive, governmental and technological factors could impact our ability to achieve our goals. You are urged to review the risks, uncertainties and other cautionary language described in this report, as well as in our other public disclosures and reports filed with the Securities and Exchange Commission (“SEC”) from time to time, including, but not limited to, the risks, uncertainties and other cautionary language discussed in our Annual Report on Form 10-K for our fiscal year ended June 30, 2019.

We specialize in the design, development and manufacture of autoclavable, battery-powered and electric, multi-function surgical drivers and shavers used primarily in the orthopedic, maxocranial, and thoracic markets. We have patented adaptive torque-limiting software and proprietary sealing solutions which appeal to our customers, primarily medical device distributors. We also manufacture and sell rotary air motors to a wide range of industries.

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used or changes in the accounting estimate that are reasonably likely to occur could materially change the financial statements. Management believes that there have been no significant changes during the three and nine months ended March 31, 2020, other than the required adoption of ASU 2016-02 (Topic 842), Leases, to the items that we disclosed as our critical accounting policies in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended June 30, 2019.

COVID-19 Pandemic

As publicly noted in a press release dated March 24, 2020, we are continuing our business operations under an exemption from California Governor Newsom’s Executive Order N-33-20 (issued March 19, 2020) for “essential critical infrastructure sectors” based on our determination that we fall within the Healthcare and Public Health Sector exemption.

As we continue to operate, we have adjusted certain policies and procedures based on applicable national, state, and local emergency orders and safety guidance that may be issued from time to time, including:

•	Non-essential employees that are able to work remotely are doing so;
•	Increased frequency of disinfectant cleanings, especially for high-touch surfaces;
•	Curtailed business travel;
•	Multiple, staggered work shifts have been implemented in order to achieve effective social distancing; and
•	Provided training, education and appropriate personal protective equipment.

While we have yet to see any decline in our customer orders, we have received and accepted some customer requests to delay the shipment of their existing orders. We provide our largest customer with a device used primarily in elective surgeries and although this customer has not requested a reduction or delay to their planned shipments, if this pandemic continues to adversely impact the United States and other markets where our products are sold, coupled with the recommended deferrals of elective procedures by governments and other authorities, we would expect to see a decline in demand from our principal customer.

We are focused on the health and safety of all those we serve – our customers, our communities, our employees, and our suppliers. We are supporting our customers according to their priorities and working with them to the degree that we can offer relief in the form of delayed shipments. We are focused on continuity of supply by working with our suppliers.

While the COVID-19 pandemic did not materially adversely affect our financial results and business operations in our third fiscal quarter ended March 31, 2020, economic and health conditions in the United States and across much of the globe have changed rapidly since the end of the quarter, and we cannot predict the full impact of the COVID-19 pandemic on our business.

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

Our patented adaptive torque-limiting software has been very well received in the CMF market and we have continued investment in this area with research and development focused on applying this technology to thoracic surgical applications. We have invested significantly since fiscal 2018 on a thoracic driver utilizing adaptive torque-limiting software, and in early fiscal 2019 entered a development contract with an existing significant customer to private-label this driver for their unique specifications and we shipped this new driver, batteries and accessories during the third quarter ended March 31, 2020.

In summary, our current objectives are focused primarily on maintaining our relationships with our current medical device customers, investing in research and development activities to design Pro-Dex branded drivers to leverage our torque-limiting software, and promoting active product development proposals to new and existing customers for both orthopedic shavers and screw drivers for a multitude of surgical applications, while monitoring closely the progress of all these individual endeavors. Our research and development, selling and general and administrative expenses have, in recent periods, increased disproportionately to our growth in revenue as we focus on new product development and we anticipate this to continue in the near term. These expenditures are being made in an effort to release new products and garner new customer relationships. While we expect revenue growth in the future, it may not be a consistent trajectory, but rather periods of incremental growth that current expenditures are helping to create. However, there can be no assurance that we will be successful in any of these objectives.

Description of Business Operations

Revenue

The majority of our revenue is derived from designing, developing and manufacturing surgical devices for the medical device industry. The proportion of total sales by type is as follows (in thousands, except percentages):

	Three Months Ended March 31,				Nine Months Ended March 31,
	2020		2019		2020		2019
		% of Revenue		% of Revenue		% of Revenue		% of Revenue
Net Sales:
Medical device products	$6,656	78%	$6,297	92%	$18,148	76%	$18,602	92%
Industrial and scientific	140	2%	205	3%	485	2%	689	3%
Dental and component	91	1%	101	2%	185	1%	340	2%
NRE & Proto-type	190	2%	24	—	457	2%	156	1%
Repairs and other	1,431	17%	227	3%	4,435	19%	381	2%
	$8,508	100%	$6,854	100%	$23,710	100%	$20,168	100%

Certain of our medical device products utilize proprietary designs developed by us under exclusive development and supply agreements. All of our medical device products utilize proprietary manufacturing methods and know-how, and are manufactured in our Irvine, California facility, as are our industrial products.

Sales of our medical device products increased $0.4 million, or 6%, for the three months ended March 31, 2020 and decreased $0.5 million, or 2%, for the nine months ended March 31, 2020 compared to the corresponding periods of the prior fiscal year. Our medical device revenue to our largest customer increased $69,000 and decreased $186,000, respectively, for the three and nine months ended March 31, 2020 compared to the corresponding periods of the prior fiscal year, due to contractual price concessions offset by slight volume increases. Additionally, during the third quarter ended March 31, 2020, we completed the private-label effort for our thoracic driver and initial shipments to our customer in the third quarter totaled $1.5 million. Offsetting this increase from the launch of the thoracic driver, revenue from two legacy medical device customers decreased approximately $256,000 and $1.2 million, respectively, for the three and nine months ended March 31, 2020 compared to the corresponding periods of the prior fiscal year. Additionally, recurring revenue from two significant distributors of CMF drivers had combined decreases in sales for the three and nine months ended March 31, 2020 of $946,000 and $612,000, respectively, compared to the corresponding periods of the prior fiscal year.

Sales of our compact pneumatic air motors, reported as Industrial and scientific sales above, decreased $65,000, or 32%, and $204,000, or 30%, respectively, for the three and nine months ended March 31, 2020 compared to the corresponding periods of the prior fiscal year. The revenue decline relates to a lack of marketing efforts for these legacy products.

Sales of our dental products and components declined for the three and nine months ended March 31, 2020 compared to the corresponding periods of the prior fiscal year and we expect future declines in this area as we are no longer manufacturing dental products, but rather are simply selling remaining component inventory. As previously discussed, in January 2018, we sent notification to our dental product customers that we were discontinuing the manufacture of these products. The cessation of our dental line of products is not expected to have a material impact on our financial position or results of operations and reflected a conscious decision to increase capacity for our medical device products.

Repair revenue increased $1.2 million and $4.1 million for the three and nine months ended March 31, 2020, respectively, compared to the corresponding periods of the prior fiscal year due to increased repairs of the orthopedic handpiece we sell to our largest customer. Typically, upon initial product launch, repair revenue is minimal as most repairs are typically covered under warranty, but as the products mature in the marketplace and after a certain number of routine duty cycles in the operating room, repairs generally increase. We expect repair revenue for the remaining quarter of fiscal 2020 to be comparable to the revenue generated during the quarter ended March 31, 2020.

At March 2020, we had a backlog of approximately $14.8 million, of which $10.8 million is scheduled to be delivered in the fourth quarter of fiscal 2020 and the balance is scheduled to be delivered next fiscal year. The backlog for the fourth quarter includes the balance in the amount of $2.3 million from the initial order of the thoracic driver and related accessories to our customer, and while we will endeavor to meet all scheduled deliveries, some of these items may not ship until the first quarter of fiscal 2021. Our backlog represents firm purchase orders received and acknowledged from our customers and does not include all revenue expected to be generated from existing customer contracts. We may experience variability in our new order bookings due to various reasons, including, but not limited to, the timing of major new product launches and customer planned inventory builds. However, we do not typically experience seasonal fluctuations in our shipments and revenues.

Cost of Sales and Gross Margin
(in thousands except percentages)

	Three Months Ended March 31,				Nine Months Ended March 31,
	2020		2019		2020		2019
		% of Total		% of Total		% of Total		% of Total
Cost of sales:
Product cost	$5,284	99%	$4,538	99%	$14,781	99%	$12,608	97%
Under(over)-absorption of manufacturing costs	(53)	—	(13)	—	(51)	—	82	1%
Inventory and warranty charges	67	1%	66	1%	125	1%	240	2%
Total cost of sales	$5,298	100%	$4,591	100%	$14,855	100%	$12,930	100%

	Three Months Ended March 31,		Nine Months Ended March 31,		Year over Year ppt Change
	2020	2019	2020	2019	Three Months	Nine Months

Gross margin	38%	33%	37%	36%	5	1

Cost of sales for the three months ended March 31, 2020 increased $707,000, or 15%, compared to the corresponding period of the prior fiscal year. The increase in total costs of sales is caused by the 24% increase in revenue for the same period. Under-absorption of manufacturing costs increased by $40,000 for the three months ended March 31, 2020 compared to the corresponding period of the prior fiscal year due primarily to adjustments made to our standard labor and overhead rates at the beginning of fiscal 2020 in anticipation of higher spending in our machine shop and quality departments. Costs relating to inventory and warranty charges remained flat for the third quarter ended March 31, 2020 compared to the third quarter of the prior fiscal year.

Gross profit increased by approximately $947,000, or 42%, for the three months ended March 31, 2020 compared to the corresponding period of the prior fiscal year, primarily due to the thoracic driver product launch, which is a higher margin product due in part to the demand in the marketplace for adaptive torque limiting. Gross margin as a percentage of sales increased by approximately 5 percentage points compared to the corresponding period of the prior fiscal year due primarily to the increased revenue, which allows us to better absorb our fixed manufacturing costs.

Cost of sales for the nine months ended March 31, 2020 increased by $1.9 million, or 15%, compared to the corresponding period of the prior fiscal year, consistent with the increased revenue of 18% for the same period, the reasons for which are discussed above. Additionally, total cost of sales reflects a $133,000 decrease in under-absorbed manufacturing costs. We adjusted our standard labor and over-head rates at the beginning of fiscal 2020 in anticipation of higher spending in our machine shop and quality departments. Inventory and warranty charges decreased by approximately $115,000, or 48%, for the nine months ended March 31, 2020, compared to the corresponding period of the prior fiscal year, due to decreased scrap and inventory charges in the amount of $148,000 offset by increased warranty expenses of $33,000.

Gross profit increased by $1.6 million, or 22%, for the nine months ended March 31, 2020 compared to the corresponding period of the prior fiscal year, primarily as a result of the increase in repair revenue discussed above as well as the launch of the thoracic driver in the third quarter of fiscal 2020. Gross margin for the nine months ended March 31, 2020 increased by 1 percentage point compared to the corresponding period of the prior fiscal year, primarily due to increased revenue, as described above.

Operating Expenses

Operating Costs and Expenses
(in thousands except % change)

	Three Months Ended March 31,				Nine Months Ended March 31,				Year over Year % Change
	2020		2019		2020		2019		Three Months	Nine Months
		% of Net Sales		% of Net Sales		% of Net Sales		% of Net Sales
Operating expenses:
Selling expenses	$161	2%	$122	2%	$438	2%	$252	1%	32%	74%
General and administrative expenses	725	9%	641	9%	2,052	9%	1,838	9%	13%	12%
Research and development costs	620	7%	603	9%	1,501	6%	1,337	7%	3%	12%
	$1,506	18%	$1,366	20%	$3,991	17%	$3,427	17%	10%	17%

Selling expenses consist of salaries and other personnel-related expenses for our business development department, as well as advertising and marketing expenses, and travel and related costs incurred in generating and maintaining our customer relationships. Selling expenses for the three and nine months ended March 31, 2020 increased $39,000, or 32%, and $186,000, or 74%, respectively, compared to the corresponding periods of fiscal 2019. These increases relate primarily to personnel-related expenses as we filled the previously vacant position of Director of Business Development during the first quarter of fiscal 2019.

General and administrative expenses (“G&A”) consists of salaries and other personnel-related expenses of our accounting, finance and human resource personnel, as well as costs for outsourced information technology services, professional fees, directors’ fees, and other costs and expenses attributable to being a public company. G&A increased $84,000 and $214,000, respectively, during the three and nine months ended March 31, 2020 when compared to the corresponding periods of the prior fiscal year. The increases relate primarily to increased personnel-related expenses, increased equity compensation due to the reallocation of previously forfeited performance awards and increased audit fees.

Research and development costs generally consist of salaries, employer paid benefits, and other personnel related costs of our engineering and support personnel, as well as allocated facility and information technology costs, professional and consulting fees, patent-related fees, lab costs, materials, and travel and related costs incurred in the development and support of our products. Research and development costs for the three and nine months ended March 31, 2020 increased $17,000 and $164,000, respectively, compared to the corresponding periods of the prior fiscal year. These increases are primarily due to increased personnel-related expense offset by decreased spending on internal development projects.

Although the majority of our research and development costs relate to sustaining activities related to products we currently manufacture and sell, we have created a product roadmap to develop future products. The research and development costs represent between 38% and 44% of total operating expenses for all periods presented and are expected to increase in the future as we continue to invest in the business. The amount spent on projects under development is summarized below (in thousands):

	Three and Nine Months ended March 31, 2020		Three and Nine Months ended March 31, 2019		Market Launch	Est Annual Revenue
Total Research & Development costs:	$620	$1,501	$603	$1,337

Products in development:
Arthroscopic Shaver(1)	—	11	160	221	06/21	$600
ENT Shaver	136	291	—	—	01/21	$2,000
Arthroscopic Attachment	—	—	1	17	(2)	$150
CMF Driver	60	106	—	3	06/20	$350
Sustaining & Other	424	1,093	442	1,096
Total	$620	$1,501	$603	$1,337

Customer CMF Driver (3)	$121	$303	$63	$289	06/20	$2,500

———————

(1)	This project has been internally pushed back to focus on our new internal Pro-Dex branded ENT shaver.
(2)	Internal development of this project is now complete, but we are looking for the most attractive sales channel.
(3)	Costs incurred related to customer contracts are included in costs of sales and deferred costs and are not included in research and development costs.

As we previously discussed, in early fiscal 2019 we entered a development contract with a current significant customer to private-label our thoracic driver for their unique specifications. We shipped initial launch quantities of this product during the third quarter ended March 31, 2020.

Interest & Other Income

Interest income for the three and nine months ended March 31, 2020 includes interest and dividends from our money market accounts and investment portfolio. During the three and six months ended December 31, 2019 we also recorded $8,500 and $17,000, respectively, of miscellaneous income related to cash collected related to note receivable extensions granted on a note we previously wrote off. The fiscal 2019 interest income related primarily to a loan participation note receivable that has since been paid in full, as well as approximately $4,000 and $43,000, respectively, for the three and nine months ended March 31, 2019 in interest and dividend income from our money market accounts and investments.

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

Income Tax Expense

The effective tax rate for the three and nine months ended March 31, 2020 and 2019 is slightly less than our combined expected federal and applicable state corporate income tax rates due to federal and state research credits and the new foreign-derived intangible income deduction.

Liquidity and Capital Resources

Cash and cash equivalents at March 31, 2020 decreased $3.3 million to $4.4 million as compared to $7.7 million at June 30, 2019. The following table includes a summary of our condensed statements of cash flows contained elsewhere in this report.

	As of and For the Nine Months Ended March 31,
	2020	2019
	(in thousands)
Cash provided by (used in):
Operating activities	$2,298	$3,085
Investing activities	$(2,253)	$(532)
Financing activities	$(3,409)	$1,920

Cash and Working Capital:
Cash and cash equivalents	$4,378	$9,661
Working Capital	$16,140	$18,310

Operating Activities

Net cash provided by operating activities was $2.3 million for the nine months ended March 31, 2020 primarily due to net income of $3.6 million and non-cash depreciation and amortization of $426,000. Our inventory increased by $2.4 million primarily related to the thoracic driver that we began shipping during our third quarter ended March 31, 2020 as well as another customer CMF driver we plan to launch in the fourth quarter of fiscal 2020.

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

Investing Activities

Net cash used in investing activities for the nine months ended March 31, 2020 was $2.3 million and related to investments in marketable equity securities of publicly traded companies in the amount of $1.8 million and purchases of machinery and equipment in the amount of $422,000.

Net cash used in investing activities for the nine months ended March 31, 2019 was $532,000 and related to investments in marketable equity securities of publicly traded companies in the amount of $2.6 million as well as capital expenditures primarily for manufacturing equipment in the amount of $1.0 million, offset by the sale of one of the securities in our portfolio of common stock of publicly traded companies in the amount of $1.9 million and the collection of $1.2 million from a loan participation note receivable.

Financing Activities

Net cash used in financing activities for the nine months ended March 31, 2020 totaled $3.4 million and related primarily to the $3.0 million repurchase of 204,921 shares of our common stock pursuant to our share repurchase program as well as $471,000 of principal payments on our term loan from Minnesota Bank and Trust (“MBT”) more fully described in Note 9 to the condensed financial statements contained elsewhere in this report.

Net cash provided by financing activities for the nine months ended March 31, 2019 included $5.0 million in a term loan from MBT more fully described in Note 9 to the condensed consolidated financial statements contained elsewhere in this report, offset by $273,000 of principal payments on the MBT term loan and an equipment lease as well as $2.7 million related to the repurchase of 225,368 shares of our common stock pursuant to our share repurchase program.

Financing Facilities & Liquidity Requirements for the next twelve months

As of March 31, 2020, our working capital was $16.1 million. We currently believe that our existing cash and cash equivalent balances together with our accounts receivable balances will provide us sufficient funds to satisfy our cash requirements as our business is currently conducted for at least the next 12 months. In addition to our cash and cash equivalent balances, we expect to derive a portion of our liquidity from our cash flows from operations. We may also borrow against our $2.0 million Revolving Loan with MBT (See Note 9 to condensed financial statements contained elsewhere in this report).

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

Investment Strategy

Pro-Dex invests surplus cash from time to time through its Investment Committee which was formed in April 2013.The committee is comprised of one management director, Richard L. Van Kirk, our CEO, and two non-management directors, Raymond E. Cabillot and Nicholas J. Swenson, who chairs the committee. Both Mr. Cabillot and Mr. Swenson are active investors with extensive portfolio management expertise. We leverage the experience of these committee members to make investment decisions for the investment of our surplus operating capital or borrowed funds. Additionally, many of our securities holdings include stocks of public companies that either Messrs. Swenson or Cabillot or both may own from time to time either individually or through the investment funds that they manage, or other companies whose boards they sit on. The Investment Committee approved each of the investments comprising the $4.4 million of marketable public equity securities held at March 31, 2020.

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

In accordance with SEC rules, an evaluation was performed under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer of the effectiveness, as of March 31, 2020, of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). “Internal control over financial reporting” includes those policies and procedures that:

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

Based on that evaluation as of March 31, 2020, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective.

Internal Control over Financial Reporting

During the three months ended March 31, 2020, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 1A. RISK FACTORS

Our business, future financial condition and results of operations are subject to a number of factors, risks and uncertainties, which are disclosed in Item 1A, entitled “Risk Factors” in Part I of our Annual Report on Form 10-K for our fiscal year ended June 30, 2019 as well as any amendments thereto or additions and changes thereto contained in this quarterly report on Form 10-Q for the quarter ended March 31, 2020. Additional information regarding some of those risks and uncertainties is contained in the notes to the condensed financial statements included elsewhere in this report and in Item 2, entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I of this report. The risks and uncertainties disclosed in our Form 10-K, our quarterly reports on Form 10-Q and other reports filed with the SEC are not necessarily all of the risks and uncertainties that may affect our business, financial condition and results of operations in the future.

There have been no material changes to the risk factors as disclosed in our annual report on Form 10-K for the fiscal year ended June 30, 2019, except as provided in any amendments thereto and those set forth below.

The COVID-19 Pandemic, or the perception of its effects, could have a material adverse effect on our business and results of operations.

To date, COVID-19 has not had a material adverse impact on our business or results of operations, but due to the uncertainties surrounding this pandemic, it may adversely impact us in the future. We may experience disruptions in our supply chain and critical suppliers may delay or be unable to deliver products we have ordered. Additionally, our customers could reduce planned orders, request cancelations of existing orders and/or delay payment to us due to financial hardship they may experience as a result of this healthcare and resulting economic crisis. Therefore, it is impossible at this time to predict the ultimate short-term or long-term impact of the pandemic on our business.

The ability of our employees to work may be significantly impacted by the COVID-19 crisis.

Our employees are being affected by the COVID-19 pandemic. Some of our office and management personnel are working remotely, but our employees engaged in manufacturing and assembly are continuing to work at our corporate headquarters. The health of our workforce is of primary concern and we may need to enact further precautionary measures to help minimize the risk of our employees being exposed to the coronavirus. Further, our management team is focused on mitigating the adverse effects of the COVID-19 pandemic, which has required and will continue to require a large investment of time and resources across the entire Company, thereby diverting their attention from other priorities that existed prior to the outbreak of the pandemic. If these conditions worsen, or last for an extended period of time, our ability to manage our business may be impaired, and operational risks, cybersecurity risks and other risks facing us even prior to the pandemic may be elevated.

Late in the third quarter of fiscal 2020, we invested an additional approximately $450,000 in marketable securities. Should our investments decline in value, we may be forced to liquidate the investments and realize losses on these investments.

While we intend to hold our investments, which had a fair market value of $4.4 million at March 31, 2020, for the long-term, uncertainties related to the COVID-19 pandemic may require us to liquidate our investments suddenly and, if the markets remain highly volatile, or we have unexpected cash requirements, we may incur losses on future sales of these marketable securities.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchases by us of our common stock during the quarter ended March 31, 2020 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2020 to January 31, 2020	11,142	$17.39	11,142	988,858
February 1, 2019 to February 29, 2020	200	$16.10	200	988,658
March 1, 2020 to March 31, 2020	36,894	$15.30	36,894	951,764

All repurchases were made pursuant to our previously announced repurchase programs.

ITEM 5. OTHER INFORMATION

As discussed in Note 13 of our condensed financial statements included elsewhere in this report, we received $1,360,100 in proceeds from a PPP Loan on April 10, 2020, which amount we repaid on May 5, 2020 after careful consideration of additional guidance issued by the Small Business Administration and the Department of Treasury.

ITEM 6. EXHIBITS

Exhibit	Description
10.1	Promissory Note, dated April 7, 2020, by and Between Minnesota Bank & Trust and Pro-Dex, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s 8-K filed April 14, 2020)
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRO-DEX, INC.

Date: May 7, 2020	By:	/s/ Richard L. Van Kirk
Richard L. Van Kirk
Chief Executive Officer (principal executive officer)

Date: May 7, 2020	By:	/s/ Alisha K. Charlton
Alisha K. Charlton
Chief Financial Officer (principal financial officer and principal accounting officer)

EXHIBIT INDEX

Exhibit	Description
10.1	Promissory Note, dated April 7, 2020, by and Between Minnesota Bank & Trust and Pro-Dex, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s 8-K filed April 14, 2020)
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document