Form 10-K
period 2020-06-30
PRO DEX INC
filed 2020-09-10
CIK 788920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2020

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

As of December 31, 2019, the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing sales price on the Nasdaq Capital Market was approximately $41.5 million. For the purpose of this calculation shares owned by officers, directors, and 10% stockholders known to the registrant have been deemed to be owned by affiliates. This calculation does not reflect a determination that persons are affiliates for any other purposes.

As of September 4, 2020, 3,838,251 shares of the registrant’s no par value common stock were outstanding.

Documents incorporated by reference:

Part III of this report incorporates by reference certain information from the registrant’s definitive proxy statement (the “Proxy Statement”) for its 2020 Annual Meeting of Shareholders. The Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

PRO-DEX, INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED JUNE 30, 2020

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of federal securities laws. Forward-looking statements are not based on historical facts but instead reflect the Company’s expectations, estimates or projections concerning future results or events. These statements generally can be identified by the use of forward-looking words or phrases such as “believe,” “expect,” “anticipate,” “may,” “could,” “intend,” “intent,” “belief,” “estimate,” “project,” “forecast,” “plan,” “likely,” “will,” “should” or similar words or phrases. These statements are not guarantees of performance and are inherently subject to known and unknown risks, uncertainties, and assumptions that are difficult to predict and could cause actual results, performance, or achievements to differ materially from those expressed or indicated by those statements. The Company cannot assure you that any of its expectations, estimates or projections will be achieved.

Forward-looking statements included in this report are only made as of the date of this report and the Company disclaims any obligation to publicly update any forward-looking statement to reflect subsequent events or circumstances.

Numerous factors could cause the Company’s actual results and events to differ materially from those expressed or implied by forward-looking statements, including, without limitation: loss of a significant customer, entry of new and stronger competitors, capital availability, unexpected costs, compliance with contractual obligations, failure to capitalize upon access to new customers, marketplace delisting, the ramifications of industry consolidation of medical products manufacturers, dealers and distributors, managed health care, market acceptance and support of new products, cancellation of existing contracts, customer “in house” production of products previously designed by and/or acquired from the Company, maintaining favorable supplier relationships, the Company’s ability to engage qualified human resources as needed, regulatory compliance, general economic conditions, and other factors described under Item 1A (Risk Factors) of this report. This list of factors is illustrative, but by no means exhaustive. All forward-looking statements should be evaluated with the understanding of their inherent uncertainty.

ITEM 1.

BUSINESS

Company Overview

Pro-Dex, Inc. (“Company,” “Pro-Dex,” “we,” “our,” “us”) specializes in the design, development, and manufacture of autoclavable, battery-powered and electric, multi-function surgical drivers and shavers used primarily in the orthopedic, thoracic, and maxocranial facial markets. We have patented adaptive torque-limiting software and proprietary sealing solutions which appeal to our customers, primarily medical device distributors. We also manufacture and sell rotary air motors to a wide range of industries.

Our patented adaptive torque-limiting software has been very well received in the craniomaxillofacial (“CMF”) market and we have continued investment in this area with research and development focused on applying this technology to thoracic surgical applications. We have invested significantly since fiscal 2018 on a thoracic driver utilizing adaptive torque-limiting software, and in early fiscal 2019 entered a development contract with an existing significant customer to private-label this driver for their unique specifications. We made our first shipment of this new driver, batteries and accessories during the third quarter ended March 31, 2020.

Our principal headquarters are located at 2361 McGaw Avenue, Irvine, California 92614 and our phone number is 949-769-3200. Our Internet address is www.pro-dex.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, amendments to those reports, and certain other Securities and Exchange Commission (“SEC”) filings, are available free of charge through our website as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC. In addition, our Code of Ethics and other corporate governance documents may be found on our website at the Internet address set forth above. Our filings with the SEC may also be read and copied at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov and company specific information at www.sec.gov/edgar/searchedgar/companysearch.html.

All years relating to financial data herein shall refer to fiscal years ended June 30, unless indicated otherwise.

Description of Business

The majority of our revenue is derived from designing, developing and manufacturing surgical devices for the medical device industry. The proportion of total sales by type is as follows (in thousands, except percentages):

	Years Ended June 30,
	2020		2019
	(In thousands)
		% of Revenue		% of Revenue
Medical devices	$26,639	77%	$24,412	90%
Industrial and scientific	787	2%	940	3%
NRE & Prototypes	834	2%	264	1%
Dental and component	259	1%	409	2%
Repairs	6,342	18%	1,137	4%
Discounts & Other	(27)	—	10	—
Total Sales	$34,834	100%	$27,172	100%

Our medical device products utilize proprietary designs developed by us primarily under exclusive development and supply agreements and are manufactured in our Irvine, California facility, as are our rotary air motors. Our medical device products are sold primarily to original equipment manufacturers and our air motors are sold primarily to a wide range of distributors and end users.

In fiscal 2020, our top 3 customers accounted for 92% of our sales compared to 84% in fiscal 2019. In fiscal 2020, we had one customer, included in both medical device and repairs revenue above, that accounted for 65% of sales with our next largest customer accounting for 17% of sales. This compares to fiscal 2019, when these same two customers accounted for 63% and 13%, respectively, of our total sales. In many cases, including our largest customers, disclosure of customer names is prohibited by confidentiality agreements with such entities. We have no plans to discontinue the sales relationships with our existing significant customers.

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

Simultaneously, we are working to build top-line sales through active proposals of new medical device products with new and existing customers. As previously discussed, we invested significantly during fiscal 2018 on a thoracic driver utilizing adaptive torque-limiting software, and in early fiscal 2019, we entered a development contract with an existing significant customer to private-label this driver for their unique specifications. Sales to this customer increased during fiscal 2020 by $2.4 million, compared to fiscal 2019. Of the total fiscal 2020 sales to this customer of $5.9 million, $3.1 million relates to sales of this thoracic driver and related batteries and accessories.

In April 2017, we invested in Monogram Orthopaedics Inc. (“Monogram”), a medical device start-up specializing in precision, patient-specific orthopedic implants, through an $800,000 convertible note. In conjunction with making the loan to Monogram, we were granted the exclusive right to develop, engineer, manufacture, and supply certain products on behalf of Monogram. We impaired our entire $800,000 investment during the fourth quarter of fiscal 2018 due to indications that Monogram had exhausted its cash and had been unable to obtain additional financing to enable continued research to commercialize their technology. During the fourth quarter of fiscal 2020, the Monogram note was repaid with interest and we collected a total of $952,000 during fiscal 2020 recorded in other income in our statement of operations contained elsewhere in this report. During fiscal 2021, we expect to finalize a development agreement with Monogram to develop a custom, orthopedic shaver.

The majority of the raw materials and components used to manufacture our products are purchased and are available from several sources, including through our own in-house machining capabilities. Portescap, Fischer Connectors, and Tadiran Batteries are examples of key suppliers. We have no exclusive arrangements with any of our suppliers, but in several instances only one supplier is used for certain high-value components. In most of such instances, secondary suppliers have been identified, although it is likely that any transition to a new or different supplier would result in a delay in the supply chain. We consider our relationships with our suppliers and manufacturers to be good. We do not intend to terminate any such relationship at this time, nor does management have knowledge that any supplier or manufacturer intends to terminate its relationship with us.

Our commitment to product design, manufacturing, and quality systems are supported by our compliance with several regulatory agency requirements and standards. We hold a U.S. Food and Drug Administration (“FDA”) Establishment Registration and a State of California Device Manufacturing License (Department of Public Health Food and Drug Branch) with respect to our Irvine, California facility. In addition, our Irvine, California facility is certified to ISO 13485:2016, Medical Device Directive 93/42/EEC – Annex II, and Canadian Medical Device Conformity Assessment System.

At June 30, 2020, we had a backlog of $7.0 million compared with a backlog of $17.7 million at June 30, 2019. Our backlog represents firm purchase orders received and acknowledged from our customers and does not include all revenue expected to be generated from existing customer contracts. Our entire backlog at June 30, 2020, as well as purchase orders received and yet to be received subsequent to June 30, 2020, is expected to be delivered during fiscal 2021. We have experienced, and may continue to experience, variability in our new order bookings due to, among other reasons, the launch of new products, the timing of customer orders based on end-user demand, and customer inventory levels. We do not typically experience seasonal fluctuations in our shipments and revenues.

Segments

We have only one operating segment as our business is currently operated.

Competition

The markets for products in the industries served by our customers are intensely competitive, and we face significant competition from a number of different sources. Several of our competitors have significantly greater name recognition, as well as substantially greater financial, technical, product development, and marketing resources, than us.

We compete in all of our markets with other major medical device companies. As a provider of outsourced services, we also compete with our customers’ own internal development and manufacturing groups. Competitive pressures and other factors, such as new product or new technology introductions by us, our customers’ internal development and manufacturing departments, or our competitors, may result in price or market share erosion that could have a material adverse effect on our business, results of operations, and financial condition. Also, there can be no assurance that our products and services will achieve broad market acceptance or will successfully compete with other products targeting the same customers.

Research and Development

We conduct research and development activities to both maintain and improve our market position. Our research and development effort involves the design and manufacture of products that perform specific applications for our existing and prospective customers. Our research and development activities are focused on:

●	expanding our knowledge base in the medical device industry to solidify our products with current customers and expand our customer base;
●	advancing applicable technologies; and
●	enhancing our product lines.

In certain instances, we may share research and development costs with our customers by billing for non-recurring engineering services. Revenue recognized for non-recurring engineering services represented 2% of our revenue in fiscal 2020 and 1% of our revenue in fiscal 2019. During recent years, we have entered into certain development and supply contracts, the development portions of which provide for billable non-recurring engineering service fees. Such fees are recognized as revenue generally over-time during the completion of product development services. The revenue earned during fiscal 2020 relating to non-recurring engineering services was not material.

During fiscal years ended June 30, 2020 and 2019, we incurred research and development expenses amounting to $2.3 million and $1.9 million, respectively, which costs exclude labor and related expenses of approximately $315,000 and $277,000 in fiscal 2020 and 2019, respectively, that were reimbursed by our customers through billings for non-recurring engineering services.

Employees

At June 30, 2020, we had 117 employees as well as 3 temporary employees all working at our corporate office in Irvine, California and 2 employees working remotely out of state. At June 30, 2019, we had 96 employees as well as 2 temporary employees all working at our corporate office in Irvine, California and one employee working remotely out of state. None of our employees are a party to any collective bargaining agreements with us. We consider our relationships with our employees to be good.

Government Regulations

The manufacture and distribution of medical devices are subject to state and federal requirements set forth by various agencies, including the FDA, and state medical boards. The statutes, regulations, administrative orders, and advisories that affect our businesses are complex and subject to diverse, often conflicting, interpretations. While we make every effort to maintain full compliance with all applicable laws and regulations, we are unable to eliminate the ongoing risk that one or more of our activities or devices may at some point be determined to be non-compliant. The penalties for non-compliance could range from an administrative warning to termination of a portion of our business. Furthermore, even if we are subsequently determined to have fully complied with applicable laws or regulations, the costs to achieve such a determination and the intervening loss of business could adversely affect or result in the cessation of a portion of our business. A change in such laws or regulations at any time may have an adverse effect on our operations.

The FDA designates all medical devices into one of three classes (Class I, II, or III) based on the level of control necessary to assure the safety and effectiveness of the device (with Class I requiring the lowest level of control and Class III requiring the greatest level of control). The surgical instrumentation we manufacture is generally classified into Class I. The FDA has broad enforcement powers to recall and prohibit the sale of products that do not comply with federal regulations, and to order the cessation of non-compliant processes. No claim has been made to date by the FDA regarding any of our products or processes. Nevertheless, as is common in the industry, certain of our products and processes have been the subject of routine governmental reviews and investigations.

The total cost of providing health care services has been and will continue to be subject to review by governmental agencies and legislative bodies in the major world markets, including the United States, which are faced with significant pressure to lower health care costs. By way of example, the Patient Protection and Affordable Care Act signed into law in March 2010 (the “Affordable Care Act”) imposed a 2.3% excise tax on the sales of medical devices, which tax was repealed, following a 4-year moratorium, in December 2019.

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

Patents, Trademarks, and Licensing Agreements

We hold US and foreign patents relating to our handheld medical devices and torque-limiting screwdrivers. Our patents have varying expiration dates. The near-term expiration of the patents, if any, is not expected to cause any change in our revenue-generating operations as the revenue from the products associated with those patents is not material.

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

ITEM 1A.

RISK FACTORS

Investing in our common stock involves a high degree of risk. You should carefully consider the following risk factors, as well as the other information contained in this report, before deciding whether to invest in shares of our common stock. If any of the following risks actually occur, our business, financial condition, operating results, and prospects would suffer. In that case, the trading price of our common stock would likely decline and you might lose all or part of your investment in our common stock. The risks described below are not the only ones we face. Additional risks that we currently do not know about or that we currently believe to be immaterial may also impair our operations and business results.

A substantial portion of our revenue is derived from a few customers. If we were to lose a key customer, it would have a material adverse effect on our business, financial condition, and results of operations.

In fiscal 2020, our top 20 customers accounted for 99% of our sales, with our current largest customer accounting for 65% of our sales. This customer has made purchase commitments to us through a supply agreement to purchase surgical handpieces through calendar 2021. We provide this customer with a device used primarily in elective surgeries and although this customer has not requested a reduction or delay to their planned shipments, if the COVID-19 pandemic continues to adversely impact the United States and other markets where our products are sold, coupled with the recommended deferrals of elective procedures by governments and other authorities, we would expect to see a decline in demand from our principal customer. The loss of this customer or any of our significant customers would severely impact us, including having a material adverse effect on our business, financial condition, cash flows, revenue, and results of operations.

The COVID-19 Pandemic, or the perception of its effects, could have a material adverse effect on our business and results of operations.

To date, COVID-19 has not had a material adverse impact on our business or results of operations, but due to the uncertainties surrounding this pandemic, it may adversely impact us in the future. We may experience disruptions in our supply chain and critical suppliers may delay or be unable to deliver products we have ordered. Additionally, our customers could reduce planned orders, request cancelations of existing orders, and/or delay payment to us due to financial hardship they may experience as a result of this healthcare and resulting economic crisis. Therefore, it is impossible at this time to predict the ultimate short-term or long-term impact of the pandemic on our business.

The ability of our employees to work may be significantly impacted by the COVID-19 crisis.

Our employees are being affected by the COVID-19 pandemic. Some of our office and management personnel are working remotely, but our employees engaged in manufacturing and assembly are continuing to work at our corporate headquarters. The health of our workforce is of primary concern and we may need to enact further precautionary measures to help minimize the risk of our employees being exposed to the coronavirus. Further, our management team is focused on mitigating the adverse effects of the COVID-19 pandemic, which has required and will continue to require a large investment of time and resources across the entire Company, thereby diverting their attention from other priorities that existed prior to the outbreak of the pandemic. To date, we have had a total of six employees including one temporary agency worker test positive for COVID-19. As of August 18, 2020, all six have made full recoveries and returned to work subsequent to obtaining a negative COVID-19 test and a doctor’s release. If more of our employees test positive for COVID-19, or these conditions worsen, or last for an extended period of time, our ability to manage our business may be impaired, and operational risks, cybersecurity risks, and other risks facing us even prior to the pandemic may be elevated.

A substantial portion of our business is derived from our core business area that, if not serviced properly, may result in a material adverse impact upon our business, results of operations and financial condition.

In fiscal 2020, we derived 95% of our revenue from sales of our medical device products and related services. We believe that a primary factor in the market acceptance of our products and services is the value they create for our customers. Our future financial performance will depend in large part on our ability to continue to meet the increasingly sophisticated needs of our customers through the timely development, successful introduction and implementation of new and enhanced products and services, while at the same time continuing to provide the value our customers have come to expect from us. We have historically expended a significant percentage of our revenue on product development and believe that significant continued product development efforts will be required to sustain our growth. Continued investment in our sales and marketing efforts will also be required to support future growth.

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

In recent years we have completed significant medical device development projects in the CMF and thoracic surgical segments for which we have made estimates of product warranty claims based upon similar, legacy products. If the actual repair volumes or repair costs exceed the estimates that we have been using, we may incur additional costs which could be materially adverse to our results of operations and financial condition.

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

As of August 13, 2020, two of our directors, Nicholas J. Swenson and Raymond E. Cabillot, directly or indirectly, controlled voting power over approximately 38% (27% and 11%, respectively) of the outstanding shares of our common stock. As a result of such voting control, these directors will have significant influence over all matters submitted to our shareholders for approval, including the election of our directors and other corporate actions, and may have interests that conflict with our interests and the interests of other shareholders.

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

Our ability to comply with these covenants may be affected by events beyond our control, including prevailing economic, financial, and industry conditions. These covenants could adversely affect our business by limiting our ability to take advantage of financing, merger and acquisition, or other corporate opportunities. The breach of any of these covenants or restrictions could result in a default under our debt obligations. If we were unable to repay our debt, or are otherwise in default under any provision governing our secured debt obligations, our lender could proceed against us and against the collateral securing that debt.

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

We invest a significant portion of our excess capital in marketable securities, including equity securities of publicly traded companies. At June 30, 2020, the fair value of these marketable securities was approximately $4.9 million. Approximately $2.4 million of our investments at June 30, 2020 include equity securities of companies that are thinly traded. As such, these investments are classified as long-term in nature, as we may not be able to liquidate the investments in a timely manner even if we wish to sell them. Further, we obtained an independent valuation of these stocks to determine the fair market value. While we intend to hold our investments, we may have unexpected cash requirements which necessitate the sale of some or all of these marketable securities and we may incur losses.

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

Our sales have fluctuated in the past, and may fluctuate in the future from quarter to quarter and period to period, as a result of a number of factors, including, without limitation: the size and timing of orders from customers; the length of new product development cycles; market acceptance of new technologies; changes in pricing policies or price reductions by us or our competitors; the timing of new product announcements and product introductions by us or our competitors; the financial stability of major customers; our success in expanding our sales and marketing programs; acceleration, deferral, or cancellation of customer orders and deliveries; changes in our strategy; revenue recognition policies in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”); personnel changes; and general market and economic factors.

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

A high level of employee mobility and the aggressive recruiting of skilled personnel characterize the medical device industry. There can be no assurance that our current employees will continue to work for us. Loss of services of key employees could have a material adverse effect on our business, results of operations, and financial condition. Furthermore, we may need to provide enhanced forms of incentive compensation to attract and retain such key personnel.

Our operations are subject to a number of complex government regulations, the violation of which could have a material adverse effect on our business.

The manufacture and distribution of medical devices are subject to state and federal requirements set forth by various government agencies including the FDA and EPA. The statutes, regulations, administrative orders, and advisories that affect our businesses are complex and subject to diverse, often conflicting, interpretations. While we make every effort to maintain full compliance with all applicable laws and regulations, we are unable to eliminate the ongoing risk that one or more of our activities may at some point be determined to be non-compliant. The penalties for non-compliance could range from an administrative warning to termination of a portion of our business. Furthermore, even if we are subsequently determined to have fully complied with applicable laws or regulations, the costs to achieve such a determination and the intervening loss of business could adversely affect or result in the cessation of a portion of our business. A change in such laws or regulations at any time may have an adverse effect on our operations.

The FDA designates all medical devices into one of three classes (Class I, II, or III) based on the level of control necessary to assure the safety and effectiveness of the device (with Class I requiring the lowest level of control and Class III requiring the greatest level of control). The surgical instrumentation we manufacture is generally classified into Class I. The FDA has broad enforcement powers to recall and prohibit the sale of products that do not comply with federal regulations, and to order the cessation of non-compliant processes. No claim has been made to date by the FDA regarding any of our products or processes. Nevertheless, as is common in the industry, certain of our products and processes are from time to time subject to routine governmental reviews and investigations. We are also subject to EPA regulations concerning the disposal of industrial waste.

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

We are subject to changes in and interpretations of financial accounting standards that govern the measurement of our performance. Based on our reading and interpretations of relevant pronouncements, guidance, or concepts issued by, among other authorities, the Financial Accounting Standards Board, the SEC and the American Institute of Certified Public Accountants, management believes our performance, including current sales contract terms and business arrangements, has been properly reported. However, there continue to be issued pronouncements, interpretations, and guidance for applying the relevant standards to a wide range of contract terms and business arrangements that are prevalent in the industries in which we operate. Future interpretations or changes by the regulators of existing accounting standards or changes in our business practices may result in future changes in our accounting policies and practices that could have a material adverse effect on our business, financial condition, cash flows, revenue, and results of operations.

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

ITEM 1B.

UNRESOLVED STAFF COMMENTS

None.

ITEM 2.

PROPERTIES

Our executive offices and manufacturing facility are located at 2361 McGaw Avenue, Irvine, California 92614. We lease the 28,000 square foot facility from an unrelated third party at a current base monthly lease rate of $38,716 with 3% annual escalations through the expiration of the lease in September 2027. The building is a one-story, stand-alone structure of concrete “tilt-up” construction, approximately 35 years old and in good condition.

While we believe our Irvine facility to be adequate for our current needs and is in full compliance with applicable state, EPA and other agency environmental standards, we do anticipate continued growth and therefore we are actively seeking an additional commercial facility to satisfy our expected future growth. (See Note 13 of Notes to Financial Statements contained elsewhere in this report.)

ITEM 3.

LEGAL PROCEEDINGS

See Note 8 of Notes to Financial Statements contained elsewhere in this report.

ITEM 4.

MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted under the symbol “PDEX” on the automated quotation system of the Nasdaq Capital Market (“NASDAQ”). The following table sets forth for the quarters indicated the high and low sales prices of our common stock as reported by NASDAQ. The quotations reflect inter-dealer prices, without retail markup, markdown, or commissions, and may not necessarily represent actual transactions. On September 4, 2020, the last sale price of our common stock as reported by NASDAQ was $28.69 per share.

	High	Low
Year ended June 30, 2020:
First Quarter	$15.80	$13.08
Second Quarter	17.55	11.68
Third Quarter	22.25	14.04
Fourth Quarter	19.95	14.48
Year ended June 30, 2019:
First Quarter	$12.65	$6.20
Second Quarter	16.00	8.80
Third Quarter	16.00	11.69
Fourth Quarter	17.78	10.45

Holders

As of September 4, 2020, there were 99 holders of record of our common stock. This number does not include beneficial owners including holders whose shares are held in nominee, or “street,” name.

Dividends

We have never paid a cash dividend with respect to our common stock. The current policy of our Board of Directors is to retain any future earnings to provide funds for the operation and expansion of our business. Any determinations to pay dividends in the future will be at the discretion of our Board of Directors.

Repurchases

During the fourth quarter of fiscal 2020 and 2019, we repurchased 26,353 and 96,700 shares, respectively, at an aggregate cost of $411,000 and $1.3 million, respectively, through Board approved prearranged share repurchase plans intended to qualify for the safe harbor under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended.

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

Overview

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of our results of operations and financial condition for the fiscal years ended June 30, 2020 and 2019.

The Company, headquartered in Irvine, California, specializes in the design, development, and manufacture of autoclavable, battery-powered and electric, multi-function surgical drivers and shavers used primarily in the orthopedic, thoracic, and maxocranial facial markets. Additionally, we provide engineering, quality, and regulatory consulting services to our customers. We also sell rotary air motors. Our products are found in hospitals, medical engineering labs, scientific research facilities, and high-tech manufacturing operations around the world.

COVID-19 Pandemic

We are continuing our business operations under the California exemption for “essential critical infrastructure sectors” based on our determination that we fall within the Healthcare and Public Health Sector exemption.

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

We are focused on the health and safety of all those we serve – our customers, our communities, our employees, and our suppliers. We are supporting our customers according to their priorities and working with them to the degree that we can offer relief in the form of delayed shipments. We are focused on continuity of supply by working with our suppliers. To date, a total of six of our employees including one temporary agency worker have tested positive for COVID-19 and all of them have made full recoveries and returned to work as of August 18, 2020.

While the COVID-19 pandemic did not materially adversely affect our financial results and business operations in our fiscal year ended June 30, 2020, economic and health conditions in the United States and across much of the globe have changed rapidly since the end of the quarter, and we cannot predict the full impact of the COVID-19 pandemic on our business.

Critical Accounting Policies

Our financial statements are prepared in accordance with U.S. GAAP. The preparation of our financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

Revenue Recognition

Effective July 1, 2018, we adopted new revenue recognition guidance issued by the Financial Accounting Standards Board (“FASB”) related to contracts with customers. Under Accounting Standards Update (“ASU”) 2014-09, (Topic 606) “Revenue From Contracts with Customers,” we recognize revenue from the sales of products and services by applying the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied. We utilized the modified retrospective method of adoption and there was no impact on our financial statements as a result of adopting Topic 606 for the year ended June 30, 2019. We primarily sell finished products and recognize revenue at point of sale or delivery and the timing of revenue recognition has not changed with the adoption of the new guidance. However, we also perform services when we are engaged to design a product for a customer and there is more judgment involved in determining the amount and timing of revenue recognition under those types of contracts. In fiscal 2020, the revenue from NRE and Prototypes represents approximately 2% of total revenue.

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

Investments

Investments consist of marketable equity securities of publicly held companies. The investments were made to realize a reasonable return, although there is no assurance that positive returns will be realized. Investments are marked to market at each measurement date, with unrealized gains and losses, net of income taxes, presented as adjustments to accumulated other comprehensive income or loss. We hold investments in the common stock of public companies that are thinly traded. These investments were subject to an independent valuation as of June 30, 2020.

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

Income Taxes

We recognize deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of our assets and liabilities, along with net operating loss and tax credit carryovers. Deferred tax assets at June 30, 2020 and 2019, consisted primarily of basis differences related to unrealized gain/loss related to investments, fixed assets, accrued expenses and inventories. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Significant management judgment is required in determining our provision for income taxes and the recoverability of our deferred tax assets. Such determination is based on our historical taxable income, with consideration given to our estimates of future taxable income and the periods over which deferred tax assets will be recoverable. In evaluating our ability to recover our deferred tax assets, we consider all available positive and negative evidence, including reversals of deferred tax liabilities, projected future taxable income, and results of recent operations. The assumptions about future taxable income require significant judgment and are consistent with the plans and estimates we are using to manage the underlying business. In evaluating the objective evidence that historical results provide, we consider three years of cumulative operating income (loss).

Results of Operations for the Fiscal Year Ended June 30, 2020 Compared to the Fiscal Year Ended June 30, 2019

The following tables set forth results from continuing operations for the fiscal years ended June 30, 2020 and 2019:

	Years Ended June 30,
	2020		2019
	Dollars in thousands
		% of Net Sales		% of Net Sales
Net sales	$34,834	100%	$27,172	100%
Cost of sales	21,692	62%	17,392	64%
Gross profit	13,142	38%	9,780	36%
Selling expenses	577	2%	415	2%
General and administrative expenses	3,189	9%	2,492	9%
Gain from disposal of equipment	(5)	—	(7)	—
Research and development costs	2,315	7%	1,882	7%
	6,076	18%	4,782	18%
Operating income	7,066	20%	4,998	18%
Other income, net	836	2%	449	2%
Income before income taxes	7,902	22%	5,447	20%
Income tax expense	1,790	5%	1,299	5%
Net income	$6,112	17%	$4,148	15%

Net Sales

The majority of our revenue is derived from designing, developing, and manufacturing powered surgical instruments for medical device original equipment manufacturers and rotary air motors. The proportion of total sales by product/service type is as follows:

	Years Ended June 30,				Increase (Decrease) From 2019 To 2020
	2020		2019
	Dollars in thousands
		% of Net Sales		% of Net Sales
Net sales:
Medical devices	$26,639	77%	$24,412	90%	9%
Industrial and scientific	787	2%	940	3%	(16%)
NRE & Prototype services	834	2%	264	1%	216%
Dental and component	259	1%	409	2%	(37%)
Repairs	6,342	18%	1,137	4%	458%
Discounts & Other	(27)	—	10	—	(370%)
	$34,834	100%	$27,172	100%	28%

Net sales in fiscal 2020 increased by $7.7 million, or 28%, as compared to fiscal 2019, due primarily to an increase in repair revenue of $5.2 million generated mostly from our largest customer. During fiscal 2020, sales to our largest customer increased by $5.6 million to $22.7 million, up from $17.1 million in fiscal 2019. We manufacture a surgical handpiece designed to be used in orthopedic surgery applications for this customer and we have continued to see increased demand from this customer.

Sales of our industrial and scientific products, which consists primarily of our compact pneumatic air motors, decreased $153,000, or 16% for fiscal 2020 compared to fiscal 2019. The revenue decline relates to a lack of marketing efforts for these legacy products.

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

Our fiscal 2020 repair revenue has increased approximately $5.2 million, or 458%, over fiscal 2019 to $6.3 million, due largely to repairs of the orthopedic device we sell to our largest customer. Typically, upon initial product launch, repair revenue is minimal as most repairs are typically covered under warranty, but as the products mature in the marketplace and after a certain number of routine duty cycles in the operating room, repairs generally increase. We expect similar repair revenue in fiscal 2021.

At June 30, 2020, we had a backlog of $7.0 million compared with a backlog of $17.7 million at June 30, 2019. Our backlog represents firm purchase orders received and acknowledged from our customers and does not include all revenue expected to be generated from existing customer contracts. Our entire backlog at June 30, 2020, as well as purchase orders received and yet to be received subsequent to June 30, 2020, is expected to be delivered during fiscal 2021. We have experienced, and may continue to experience, variability in our new order bookings due to, among other reasons, the launch of new products, the timing of customer orders based on end-user demand, and customer inventory levels. We do not typically experience seasonal fluctuations in our shipments and revenues.

Cost of Sales and Gross Margin

	Years Ended June 30,				Increase (Decrease) From 2019 To 2020
	2020		2019
	Dollars in thousands
		% of Net Sales		% of Net Sales
Cost of sales:
Product costs	$20,404	58%	$16,773	62%	22%
NRE and Prototype services costs	1,204	3%	192	1%	527%
Under (over)-absorption of manufacturing overhead	(140)	—	166	—	(184%)
Inventory and warranty charges	224	1%	261	1%	(14%)
Total cost of sales	$21,692	62%	$17,392	64%	25%

Cost of sales in fiscal 2020 increased $4.3 million, or 25%, from fiscal 2019, primarily due to the increase in product costs, consistent with the 28% increase in net sales. During fiscal 2020, we incurred costs of $1.2 million to generate $834,000 in revenue related to NRE and Proto-type services, netting losses in the amount of $370,000 from the development services portion of certain contracts compared to none in fiscal 2019. During fiscal 2020, we experienced over-absorption of manufacturing costs compared to an under-absorption in fiscal 2019, due primarily to adjustments to our standard labor and overhead rates at the beginning of fiscal 2020 in anticipation of higher manufacturing volumes. Costs related to inventory and warranty charges remained relatively flat in fiscal 2020 compared to fiscal 2019.

Operating Expenses

	Years Ended June 30,						Increase (Decrease) From 2019 To 2020
	2020			2019
	(Dollars in thousands)
			% of Net Sales			% of Net Sales
Operating expenses:	$			$
Selling expenses		577	2%		415	2%	39%
General and administrative expenses		3,189	9%		2,492	9%	28%
Research and development costs		2,315	7%		1,882	7%	23%
		$6,081	18%		$4,789	18%	27%

Selling expenses consist of salaries and other personnel-related expenses related to our business development department, as well as trade show attendance, advertising and marketing expenses, and travel and related costs incurred in generating and maintaining customer relationships. Selling expenses increased $162,000, or 39%, compared to fiscal 2019, primarily related to increased personnel expenses in the amount of $95,000 as well as consulting expenses of $96,000, offset by decreases in recruitment fees of $40,000 due to filling the previously vacant position of Director of Business Development during the first quarter of fiscal 2019.

General and administrative expenses (“G&A”) consist of salaries and other personnel-related expenses for corporate, accounting, finance, and human resource personnel, as well as costs for outsourced information technology services, professional fees, directors’ fees, and costs associated with being a public company. The $697,000 increase in G&A expenses from fiscal 2019 to 2020 is due primarily to $277,000 in increased fiscal 2020 bonus accruals, $93,000 in increased personnel expenses, $249,000 in increased equity compensation expense due to the reallocation of previously forfeited performance awards, and increased professional fees related to outsourced information technology services and audit fees in the amount of $85,000.

Research and development costs consist of salaries and other personnel-related costs of our product development and engineering personnel, related professional and consulting fees, and costs related to intellectual property, laboratory usage, materials, and travel and related costs incurred in the development and support of our products. The $433,000 increase in research and development costs from fiscal 2019 to fiscal 2020 is due primarily to increased personnel-related costs in the amount of $386,000 and increased recruiting expenses as we hired new engineers during the fiscal 2020.

Although the majority of our research and development costs relate to sustaining activities related to products we currently manufacture and sell, we have created a product roadmap to develop future products. Research and development costs represent between 38% and 39% of total operating expenses during fiscal 2019 and 2020 and are expected to increase in the future as we continue to invest in product development. The amount spent on projects under development is summarized below (in thousands):

	Years Ended June 30,		Expected Market Launch	Estimated Annual Revenue
	2020	2019
	Dollars in thousands
Total Research and Development costs:	$2,315	$1,882

Products in development:
Thoracic Driver	$41	$339	*	$4,000
Arthroscopic Shaver(1).	6	297	06/21	$600
ENT Shaver	475	11	01/21	$1,000
Arthroscopic Attachment	—	17	(2)	$150
CMF Driver	194	9	12/20	$1,000
Sustaining & Other	1,599	1,209
Total	$2,315	$1,882

*

We substantially completed this product and began initial shipments of a private-labeled version to an existing CMF customer beginning in the third quarter of fiscal 2020, generating $3.1 million in revenue during fiscal 2020.

(1)

This project has been internally pushed back to focus on our new internal Pro-Dex branded ENT shaver.

(2)

Internal development of this project is complete, but we are looking for the most attractive sales channel and have yet to sell this product.

As we previously discussed, in early fiscal 2019 we entered a development contract with a current significant customer to private-label our thoracic driver for their unique specifications. We shipped initial launch quantities of this product during the third quarter ended March 31, 2020. Additionally, the customer CMF driver listed in the prior year was completed during fiscal 2020 and we began shipping initial quantities to this customer during the fourth quarter of fiscal 2020 and generated $556,000 in revenue related to this new product.

Approximately $6,000 in expenses included in fiscal 2020 sustaining and other is related to the Jet Propulsion Laboratory’s Ventilator Intervention Technology Accessible Locally (“VITAL”), a high-pressure, lower cost ventilator. In the fourth quarter, we were one of eight US-based companies awarded a license to manufacture the VITAL. We are currently in the process of creating proto-types for testing and look forward to adding this as a formal product under development in our next fiscal quarter. We are excited about the opportunity to commercialize this product, which may alleviate some of the ventilator supply chain shortages experienced by hospitals during the COVID-19 pandemic.

Other Income (Expense)

Interest and Dividend Income

Our interest and dividend income earned in fiscal 2020 includes $95,000 earned from our interest-bearing money market accounts and portfolio of equity investments. The fiscal 2019 interest and dividend income included $183,000 of interest related to an investment in a hotel as well as $83,000 of interest and dividend income earned from our interest-bearing money market accounts and portfolio of equity investments.

Other Income

During the fourth quarter of fiscal 2020, the Monogram Orthopaedics Inc. (“Monogram”) note was repaid with interest and we collected a total of $952,000 during fiscal 2020. We invested in Monogram, a medical device start-up specializing in precision, patient-specific orthopedic implants in April 2017. In conjunction with making the loan to Monogram, we were granted the exclusive right to develop, engineer, manufacture, and supply certain products on behalf of Monogram. We impaired our entire $800,000 investment during the fourth quarter of fiscal 2018 due to indications that Monogram had exhausted its cash and had been unable to obtain additional financing to enable continued research to commercialize their technology.

Gain on Sale of Investments

During the fourth quarter of fiscal 2020, we liquidated one of the stocks in our portfolio of equity investments receiving proceeds of $128,000 and recording a gain of $25,000. During the quarter ended December 31, 2018, we liquidated one of the stocks in our portfolio of equity investments receiving proceeds of $1.9 million and recording a gain on the sale in the amount of $356,000.

Interest Expense

Interest expense incurred in fiscal 2020 and 2019, consists primarily of interest expense related to the Term Loan from Minnesota Bank & Trust (“MBT”) described more fully in Note 6 to the Financial Statements contained elsewhere in this report and capital lease obligations for leased equipment.

Income Taxes

The effective tax rate for the years ended June 30, 2020 and 2019, was consistent at 23% and 24%, respectively.

Liquidity and Capital Resources

The following table is a summary of our Statements of Cash Flows and Cash and Working Capital as of and for the fiscal years ended June 30, 2020 and 2019:

	As of and for the Years Ended June 30,
	2020	2019
	(In thousands)
Cash provided by (used in):
Operating activities	$4,945	$3,326
Investing activities	$(2,287)	$(1,222)
Financing activities	$(3,979)	$450

Cash, cash equivalents and working capital:
Cash and cash equivalents	$6,421	$7,742
Working capital	$17,447	$16,575

Cash Flows from Operating Activities

Cash provided by operating activities during fiscal 2020 relates primarily to our net income of $6.1 million, the non-cash depreciation and amortization and stock compensation expense of $573,000 and $286,000, respectively, offset by a gain on collection of a note receivable in the amount of $952,000, an increase in inventory in the amount of $2.0 million due to projected increased demand relating to two of our newest product launches, and an increase in accounts receivable in the amount of $1.1 million. Offsetting the use of cash for inventory purchases and accounts receivable increases, our accounts payable, accrued expenses and deferred rent increased by $604,000 and our income taxes payable increased by $642,000, while our prepaid expenses and other assets decreased by $476,000.

Cash provided by operating activities during fiscal 2019 was $3.3 million and relates primarily to our net income of $4.1 million, non-cash depreciation and amortization in the amount of $438,000, and the non-cash decrease in the deferred income taxes of $1.4 million, offset by an increase in inventory in the amount of $1.8 million due to projected increased sales, and an increase in accounts receivable of $1.1 million.

Cash Flows from Investing Activities

Net cash used in investing activities in fiscal 2020 was $2.3 million and related primarily to the purchase of $2.8 million in marketable equity securities as well as purchases of $519,000 in equipment and leasehold improvements offset by the collection of a previously impaired note receivable due from Monogram in the amount of $952,000.

Net cash used in investing activities in fiscal 2019 was $1.2 million. During the 2019 fiscal year, we invested $3.0 million in the purchase of marketable equity securities and generated $1.9 million in proceeds from sales of marketable equity securities under the direction of the Investment Committee of our Board, made capital expenditures in the amount of $1.4 million primarily for manufacturing equipment, and collected $1.2 million from collection of a note receivable.

Cash Flows from Financing Activities

Net cash used in financing activities for fiscal 2020 totaled $4.0 million and related primarily to the $3.4 million repurchase of 231,274 shares of our common stock pursuant to our share repurchase program, as well as $630,000 of principal payments on our term loan from Minnesota Bank and Trust (“MBT”) and an equipment lease more fully described in Note 6 to the Financial Statements contained elsewhere in this report.

Net cash provided by financing activities for fiscal 2019 included $5.0 million in a term loan from MBT more fully described in Note 6 to the Financial Statements contained elsewhere in this report, offset by $433,000 of principal payments on the MBT term loan and an equipment lease, as well as $4.0 million related to the repurchase of 322,068 shares of our common stock pursuant to our share repurchase program.

Liquidity Requirements for the Next 12 Months

As of June 30, 2020, our working capital was $17.4 million. We currently believe that our existing cash and cash equivalent balances, together with our account receivable balances, and anticipated cash flows from operations will provide us sufficient funds to satisfy our cash requirements as our business is currently conducted for at least the next 12 months. We may also borrow against our $2.0 million revolving loan with MBT, which we anticipate renewing (See Note 6 of Notes to Financial statements contained elsewhere in this report).

We are focused on preserving our cash balances by monitoring expenses, identifying cost savings, and investing only in those development programs and products that we believe will most likely contribute to our profitability. As we execute our current strategy, however, we may require debt and/or equity capital to fund our working capital needs and requirements for capital equipment to support our manufacturing and inspection processes. In particular, we have experienced negative operating cash flow in the past, especially as we procure long-lead time materials to satisfy our backlog, which can be subject to extensive variability. We believe that if we need additional capital to fund our operations, we can borrow against our revolving loan with MBT.

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

The Investment Committee is comprised of Messrs. Swenson (Chair), Cabillot, and Van Kirk.

The Investment Committee approved each of the investments comprising the $4.9 million of marketable public equity securities held at June 30, 2020, which amount includes unrealized holding losses in the amount of $1.6 million at June 30, 2020.

In December 2019, our Board approved a new share repurchase program authorizing us to repurchase up to 1 million shares of our common stock, as the prior repurchase plan, authorized by our Board in 2013, authorizing the repurchase of 750,000 shares of common stock was nearing completion. In accordance with, and as part of, these share repurchase programs, our Board has approved the adoption of several prearranged share repurchase plans intended to qualify for the safe harbor Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (“10b5-1 Plan” or “Plan”).

During the fiscal year ended June 30, 2020, we repurchased 231,274 shares at an aggregate cost, inclusive of fees under the Plan, of $3.4 million. During the fiscal year ended June 30, 2019, we repurchased 322,068 shares at an aggregate cost, inclusive of fees under the Plan, of $4.0 million. On a cumulative basis, we have repurchased a total of 819,325 shares under the share repurchase programs at an aggregate cost, inclusive of fess under the Plan, of $8.5 million. All repurchases under the 10b5-1 Plans were administered through an independent broker.

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

On July 1, 2018, we adopted ASU 2014-09, (Topic 606) "Revenue from Contracts with Customers." This guidance outlines a single, comprehensive model of accounting for revenue from contracts with customers. We adopted the standard using the modified retrospective transition method, under which prior periods were not revised to reflect the impacts of the new standard. Our revenue is primarily generated from the sale of finished product to customers. Those sales predominantly contain a single delivery element and revenue is recognized at a single point in time when ownership, risks and rewards transfer. We also perform services when we are engaged to design a product for a customer and there is more judgment involved in determining the amount and timing of revenue recognition under those types of contracts. In fiscal 2020, the revenue from these activities represented approximately 2% of total revenue. Accordingly, the timing of revenue recognition is not materially impacted by the new standard.

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

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PRO-DEX, INC.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors

Pro-Dex, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Pro-Dex, Inc. (the “Company”) as of June 30, 2020 and 2019, the related statements of operations and comprehensive income, shareholders’ equity and cash flows for each of the two years in the period ended June 30, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As disclosed in Note 2 to the financial statements, the Company changed its method of accounting for leases for the year ended June 30, 2020, due to the adoption of Accounting Standards Codification Topic No. 842.

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
September 10, 2020

We have served as the Company’s auditor since 2003.

PRO-DEX, INC.

BALANCE SHEETS

(In thousands, except share data)

	June 30,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$6,421	$7,742
Investments	2,560	1,711
Accounts receivable, net of allowance for doubtful accounts of $6 and $0 at June 30, 2020 and 2019, respectively	5,155	4,100
Deferred costs	155	430
Inventory	8,238	6,239
Prepaid expenses and other current assets	145	623
Total current assets	22,674	20,845
Plant, equipment and leasehold improvements, net	2,686	2,726
Right of use asset, net	2,943	—
Intangibles, net	162	129
Deferred income taxes, net	259	260
Investments	2,360	1,520
Other assets	42	40
Total assets	$31,126	$25,520

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,965	$1,996
Accrued liabilities	2,411	1,437
Deferred revenue	200	215
Note payable and capital lease obligations	651	622
Total current liabilities	5,227	4,270
Non-current liabilities:
Deferred rent	—	146
Lease liability, net of current portion	2,750	—
Income taxes payable	804	162
Notes and capital lease payable, net of current portion	3,283	3,934
Total non-current liabilities	6,837	4,242
Total liabilities	12,064	8,512

Commitments and Contingencies:

Shareholders’ equity:
Common stock, no par value, 50,000,000 shares authorized; 3,811,137 and 4,039,491 shares issued and outstanding at June 30, 2020 and 2019, respectively	12,752	15,815
Accumulated other comprehensive loss	(1,586)	(549)
Retained earnings	7,896	1,742
Total shareholders’ equity	19,062	17,008
Total liabilities and shareholders’ equity	$31,126	$25,520

See notes to financial statements.

PRO-DEX, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In thousands, except per share data)

	Years Ended June 30,
	2020	2019

Net sales	$34,834	$27,172
Cost of sales	21,692	17,392
Gross profit	13,142	9,780

Operating (income) expenses:
Selling expenses	577	415
General and administrative expenses	3,189	2,492
Gain on disposal of equipment	(5)	(7)
Research and development costs	2,315	1,882
Total operating expenses	6,076	4,782
Operating income	7,066	4,998
Other income (expense):
Interest and dividend income	95	268
Other income	952	45
Gain on sale of investments	25	356
Interest expense	(236)	(220)
Total other income	836	449

Income before income taxes	7,902	5,447
Income tax expense	1,790	1,299

Net income	6,112	4,148
Other comprehensive loss, net of tax:
Unrealized loss from marketable equity investments, net of income taxes	(1,037)	(396)
Comprehensive income	$5,075	$3,752

Basic & Diluted income per share:
Basic net income per share	$1.56	$0.99

Diluted net income per share	$1.50	$0.97

Weighted-average common shares outstanding:
Basic	3,910,940	4,192,365
Diluted	4,078,087	4,298,332

See notes to financial statements.

PRO-DEX, INC.

STATEMENTS OF SHAREHOLDERS’ EQUITY

For The Years Ended June 30, 2020 and 2019

(In thousands, except share data)

	Common Shares		Accumulated Other	Retained Earnings/
	Number of		Comprehensive	(Accumulated
	Shares	Amount	Income (Loss)	Deficit)	Total
Balance at June 30, 2018	4,331,089	$19,835	$(153)	$(2,406)	$17,276
Net income	—	—	—	4,148	4,148
Exercise of stock options	3,000	6	—	—	6
Net change in unrealized gain/(loss) from marketable equity investments, net of tax of $0	—	—	(396)	—	(396)
ESPP shares issued	2,743	22	—	—	22
Shares issued in connection with performance award vesting	40,000	—	—	—	—
Shares withheld from common stock issued to pay employee payroll taxes	(15,273)	(101)	—	—	(101)
Share-based compensation	—	37	—	—	37
Share repurchases	(322,068)	(3,984)	—	—	(3,984)
Balance at June 30, 2019	4,039,491	$15,815	$(549)	$1,742	$17,008
Net income	—	—	—	6,112	6,112
Net change in unrealized gain/(loss) from marketable equity investments, net of tax of $(23)	—	—	(1,037)	—	(1,037)
ESPP shares issued	2,920	39	—	—	39
Cumulative effect of change in accounting principle				42	42
Share-based compensation	—	286	—	—	286
Share repurchases	(231,274)	(3,388)	—	—	(3,388)
Balance at June 30, 2020	3,811,137	$12,752	$(1,586)	$7,896	$19,062

See notes to financial statements.

PRO-DEX, INC.

STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,112	$4,148
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	573	438
Gain on collection of note receivable	(952)	—
Gain on sale of investments	(25)	(356)
Non-cash lease expense	41	—
Gain on sale or disposal of equipment	(5)	(7)
Amortization of loan fees	9	7
Share-based compensation	286	37
Deferred income taxes	(22)	1,418
Bad debt expense (recovery)	6	(14)
Changes in operating assets and liabilities:
Accounts receivable	(1,061)	(1,131)
Deferred costs	275	(398)
Inventory	(1,999)	(1,846)
Prepaid expenses and other assets	476	(326)
Accounts payable, accrued expenses and deferred rent	604	1,133
Deferred revenue	(15)	184
Income taxes payable	642	39
Net cash provided by operating activities	4,945	3,326

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment and leasehold improvements	(519)	(1,387)
Proceeds from dividend reclassified as return of principal	15	23
Proceeds from sale of equipment	5	7
Proceeds from collection of notes receivable	952	1,219
Proceeds from sale of investments	128	1,905
Increase in intangibles	(46)	(11)
Purchase of investments	(2,822)	(2,978)
Net cash used in investing activities	(2,287)	(1,222)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on capital lease and note payable	(630)	(433)
Borrowing from Minnesota Bank & Trust, net of loan origination fees	—	4,940
Repurchases of common stock	(3,388)	(3,984)
Payments of employee taxes on net issuance of common stock	—	(101)
Proceeds from exercise of stock options and ESPP contributions	39	28
Net cash provided by (used in) financing activities	(3,979)	450

Net increase (decrease) in cash and cash equivalents	(1,321)	2,554
Cash and cash equivalents, beginning of year	7,742	5,188
Cash and cash equivalents, end of year	$6,421	$7,742

See notes to financial statements.

PRO-DEX, INC.

STATEMENTS OF CASH FLOWS - CONTINUED

(In thousands)

	Years Ended June 30,
	2020	2019
Supplemental disclosures of cash flow information:

Cash paid during the period for:
Income taxes, net of refunds	$683	$320
Interest	$218	$199

See notes to financial statements.

PRO-DEX, INC.

NOTES TO FINANCIAL STATEMENTS

1.       DESCRIPTION OF BUSINESS

We specialize in the design, development and manufacture of autoclavable, battery-powered and electric, multi-function surgical drivers and shavers used primarily in the orthopedic, thoracic, and maxocranial facial markets. We have patented adaptive torque-limiting software and proprietary sealing solutions which appeal to our customers, primarily medical device distributors. We also manufacture and sell rotary air motors to a wide range of industries.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The summary of significant accounting policies presented below is designed to assist the reader in understanding our financial statements. Such financial statements and related notes are the representations of management, who is responsible for their integrity and objectivity. In the opinion of management, these accounting policies conform to accounting principles generally accepted in the United States of America (“U.S. GAAP”) in all material respects, and have been consistently applied in preparing the accompanying financial statements.

Revenue Recognition

Revenue from product sales is recognized as promulgated by the Financial Accounting Standards Board (“FASB”) in Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers once our contract(s) with a customer and the performance obligations in the contract have been identified, and the transaction price has been allocated to the performance obligations and revenue is recorded when (or as) we satisfy each performance obligation, generally upon shipment.

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

PRO-DEX, INC.

NOTES TO FINANCIAL STATEMENTS

Cash and Cash Equivalents

We consider all highly liquid investments with an original maturity of ninety days or less to be cash equivalents. At June 30, 2020 and 2019, cash equivalents consisted of investments in money market funds.

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

Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or net realizable value. Cost includes materials, labor, and manufacturing overhead related to the purchase and production of inventories. Reductions to estimated market value are recorded, and charged to cost of sales, when indicated based on a formula that compares on-hand quantities to both historical usage and estimated demand over the ensuing 12 months from the measurement date. On an on-going basis, we evaluate inventory for obsolescence and slow-moving items. This evaluation includes analysis of historical sales and usage, existing demand, as well as specific factors known to management. As of June 30, 2020 and 2019, there was approximately $303,000 and $276,000, respectively, of inventory in-transit.

Investments

Investments at June 30, 2020 and 2019, consist of marketable equity securities of publicly held companies. The investments were made to realize a reasonable return, although there is no assurance that positive returns will be realized. Investments are marked to market at each measurement date, with unrealized gains and losses, net of income taxes, presented as adjustments to accumulated other comprehensive income or loss. Our long-term investments consist of common stocks of public companies that are thinly traded. These investments were subject to an independent valuation as of June 30, 2020.

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

Intangibles

Intangibles consist of legal fees incurred in connection with patent applications. Certain of our patent costs are being amortized over a period of seven years, the estimated life of the product that is currently utilizing the patented technology. The remaining patent costs will be amortized over the estimated life of the product(s) that will be utilizing the technology or expensed immediately in the event the patent office denies the issuance of the patent. The expense associated with the amortization of the patent costs is recognized in research and development costs.

PRO-DEX, INC.

NOTES TO FINANCIAL STATEMENTS

Income Taxes

We recognize deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of our assets and liabilities along with net operating losses and tax credit carryovers. Deferred tax assets at both June 30, 2020 and 2019, consisted primarily of basis differences related to unrealized gain/loss related to investments, fixed assets, accrued expenses, and inventories.

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

Uncertain Tax Positions

We record uncertain tax positions in accordance with Accounting Standards Codification (“ASC”) 740 on the basis of a two-step process whereby (1) we determine whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position, and (2) for those tax positions that meet the more-likely-than-not recognition threshold, we recognize the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority.

Shipping and Handling

Payments from customers for shipping and handling are included in net sales. Shipping expenses, consisting primarily of payments made to freight companies, are included in cost of sales.

Concentration of Credit Risk

Financial instruments that potentially subject us to credit risk consist principally of cash, cash equivalents, and trade receivables. We place our cash and cash equivalents with major financial institutions. At June 30, 2020 and 2019, and throughout the fiscal years then ended, we had deposits in excess of federally insured limits. Credit sales are made to original equipment manufacturers and resellers throughout the world, and sales to such customers account for a substantial portion of our trade receivables. While such receivables are not collateralized, we evaluate their collectability based on several factors including customers’ payment histories.

Compensation Plans

We recognize compensation expense for the share-based awards that vest subject to market conditions under ASC 718, Compensation-Stock Compensation by estimating their fair value using a Monte Carlo simulation. The fair value using a Monte Carlo simulation model is affected by assumptions regarding a number of complex judgments including expected stock price volatility, risk free interest rates, and the forecasted future value and trading volume of our stock. The awards are considered granted for accounting purposes on the date the awards were approved by the Compensation Committee and we recognize compensation expense, based on the estimated fair value of the award, on a straight-line basis over the requisite service period.

Use of Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

PRO-DEX, INC.

NOTES TO FINANCIAL STATEMENTS

Our operations are affected by numerous factors including market acceptance of our products, changes in technologies, and new laws, government regulations, and policies. We cannot predict what impact, if any, the occurrence of these or other events might have on our operations. Significant estimates and assumptions made by management include, but are not limited to, revenue recognition, share-based compensation, the allowance for doubtful accounts, accrued warranty expense, inventory valuation, the carrying value of long-lived assets, the recoverability of notes receivable, and the recovery of deferred income tax assets.

Basic and Diluted Per Share Information

Basic per share amounts are computed on the basis of the weighted-average number of common shares outstanding during each period presented. Diluted per share amounts assume the issuance of all potential common stock equivalents, consisting of outstanding stock options and performance awards as discussed in Note 9, unless the effect of such exercise is to increase income, or decrease loss, per common share.

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

Investments: Investments consist of marketable equity securities of publicly held companies. As such, most of our investments are classified within Level 1 of the valuation hierarchy. Our long-term marketable securities consist of investments of common stock of publicly traded companies that are thinly traded. Due to the thinly traded nature of these stocks they are classified within Level 2 of the valuation hierarchy. The fair value of these investments was based upon an independent valuation.

Although the methods above may produce a fair value calculation that may not be indicative of the net realizable value or reflective of future fair values, we believe our valuation methods are appropriate.

Advertising

Advertising costs are charged to selling or general and administrative expense as incurred and amounted to $1,000 and $2,000 for the fiscal years ended June 30, 2020 and 2019, respectively.

Recently Adopted Accounting Standards

On July 1, 2019, we adopted ASU 2016-02, (Topic 842) “Leases,” using a modified retrospective approach through a cumulative effect adjustment to retained earnings in the amount of $42,000 as of the beginning of fiscal 2020. The objective of this update is to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The impact of adoption was an increase to long-term assets and total liabilities of approximately $3.3 million as of July 1, 2019.

PRO-DEX, INC.

NOTES TO FINANCIAL STATEMENTS

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

Reclassifications

We have reclassified certain of our marketable equity securities from current to long-term, to conform to the current year presentation, as we have concluded that these marketable securities are thinly traded. This balance sheet reclassification had no impact on our net income.

3.        COMPOSITION OF CERTAIN FINANCIAL STATEMENT ITEMS

Investments

Investments are stated at market value and consist of the following (in thousands):

	June 30, 2020	June 30, 2019
Marketable equity securities – short-term	$2,560	$1,711
Marketable equity securities – long-term	2,360	1,520
Total Marketable equity securities	$4,920	$3,231

Investments at June 30, 2020 and 2019, had an aggregate cost basis of $6,483,000 and $3,780,000, respectively. The long-term investments include equity securities of public companies that are thinly traded and therefore we classified the assets as long term in nature because even if we decide to sell the stocks we may not be able to sell our position within one year. At June 30, 2020, the investments included net unrealized losses of $1,563,000 (gross unrealized losses of $1,703,000 offset by gross unrealized gains of 140,000). At June 30, 2019, the investments included gross unrealized losses of $549,000 and no unrealized gains.

Of the total long-term marketable equity securities at June 30, 2020 and 2019, $847,000 and $938,000, respectively, represent an investment in the common and preferred stock of Air T, Inc. Two of our Board members Messrs. Swenson and Cabillot, are also Board members of Air T, Inc. and both either individually or through affiliates own an equity interest in Air T, Inc. Mr. Swenson, our Chairman, also serves as the chief executive officer and chairman of Air T, Inc. The shares have been purchased through 10b5-1 Plans, which in accordance with our internal policies regarding the approval of related-party transactions, was approved by our three Board members that are not affiliated with Air T, Inc.

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

PRO-DEX, INC.

NOTES TO FINANCIAL STATEMENTS

Inventory

Inventory is stated at the lower of cost (first-in, first-out) or net realizable value and consists of the following (in thousands):

	June 30,
	2020	2019
Raw materials /purchased components	$4,241	$3,132
Work in process	2,339	1,511
Sub-assemblies /finished components	1,438	1,524
Finished goods	220	72
Total inventory	$8,238	$6,239

Equipment and Leasehold Improvements

Equipment and leasehold improvements consist of the following (in thousands):

	June 30,
	2020	2019
Office furnishings and fixtures	$2,143	$2,067
Machinery and equipment	5,382	5,119
Automobiles	21	21
Leasehold improvements	2,359	2,276
Total	9,905	9,483
Less: accumulated depreciation and amortization	(7,219)	(6,757)
	$2,686	$2,726

Depreciation expense for the years ended June 30, 2020 and 2019, amounted to $559,000 and $416,000, respectively. During fiscal 2020, fully depreciated assets in the amount of $58,000 were retired and an additional $39,000 of fully depreciated assets were sold. During fiscal 2019, fully depreciated assets in the amount of $103,000 were retired and an additional $280,000 of fully depreciated assets were sold.

Intangibles

Intangibles consist of the following (in thousands):

	June 30, 2020	June 30, 2019
Patent-related costs	$222	$175
Less accumulated amortization	(60)	(46)
	$162	$129

Amortization expense for the years ended June 30, 2020 and 2019, amounted to $14,000 and $22,000, respectively.

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

PRO-DEX, INC.

NOTES TO FINANCIAL STATEMENTS

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	June 30,
	2020	2019
Payroll and related items	$689	$480
Accrued inventory in transit	303	276
Accrued legal and professional fees	141	130
Accrued bonuses	570	221
Current portion of lease liability	339	—
Warranty	213	136
Accrued losses on development contracts	—	83
Accrued sales, use and excise taxes	7	2
Other	149	109
	$2,411	$1,437

4.        WARRANTY ACCRUAL

Information relating to the accrual for warranty costs for the years ended June 30, 2020 and 2019, is as follows (in thousands):

	June 30,
	2020	2019
Balance at beginning of year	$136	$107
Accruals during the year	204	119
Change in estimates of prior period accruals	(27)	(18)
Warranty amortization	(100)	(72)
Balance at end of year	$213	$136

Warranty expense relating to new product sales and changes to estimates was $177,000 and $101,000, respectively, for the fiscal years ended June 30, 2020 and 2019.

5.       INCOME TAXES

On March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations, and technical corrections to tax depreciation methods for qualified improvement property (“QIP”). Under ASC 740, the effects of new legislation are recognized upon enactment.

As of June 30, 2020, we have, as a result of the technical amendments made by the CARES Act to QIP, accelerated tax depreciation expenses of approximately $94,000, which represents favorable temporary book-to-tax timing differences (i.e., no effective tax rate impact) for income tax purposes and are recorded as components within our deferred income tax assets and income tax receivable, included in prepaid expenses and other current assets, on our balance sheets. We do not expect the other provisions of the CARES Act to materially impact our business or our tax provision. The provision for income taxes consists of the following amounts (in thousands):

	Years Ended June 30,
	2020	2019
Current:
Federal	$1,542	$(140)
State	270	21
Deferred:
Federal	(243)	1,079
State	221	339
Income tax expense	$1,790	$1,299

PRO-DEX, INC.

NOTES TO FINANCIAL STATEMENTS

The effective income tax rate from income (loss) from continuing operations differs from the United States statutory income tax rates for the reasons set forth in the table below (in thousands, except percentages).

	Years Ended June 30,
	2020		2019
	Amount	Percent Pretax Income	Amount	Percent Pretax Income
Income before income taxes	$7,902	100%	$5,447	100%

Computed “expected” income tax expense on income before income taxes	$1,659	21%	$1,135	21%
State tax, net of federal benefit	440	6%	281	5%
Tax incentives	(85)	(1%)	(85)	(1%)
Change in valuation allowance	(227)	(3%)	11	—
Tax law changes	—	—	(8)	—
Domestic production deduction	—	—	8	—
Other	3	—	(43)	(1%)
Income tax expense	$1,790	23%	$1,299	24%

Deferred income taxes reflect the net effects of loss and credit carryforwards and temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities for federal and state income taxes are as follows (in thousands):

	June 30,
	2020	2019
Deferred tax assets:
Federal & state NOL carryforward	$21	$23
Research & other credits	65	347
Reserves and accruals	438	431
Stock based compensation	110	9
Unrealized losses	455	—
Inventory	334	357
Other intangibles	—	37
Other	—	147
Total gross deferred tax assets	$1,423	$1,351
Less: valuation allowance	(543)	(477)
Total deferred tax assets	880	874

	June 30,
	2020	2019
Deferred tax liabilities:
Property and equipment, principally due to differing depreciation methods	$(577)	$(527)
Deferred state tax	(33)	(81)
Other	(11)	(6)
Total gross deferred tax liabilities	(621)	(614)
Net deferred tax assets	$259	$260

Realization of our deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. As of June 30, 2020, our deferred tax asset valuation allowance primarily consists of unrealized capital loss for investments held and the state net operating loss carryforwards for states in which we have filed a final return. For the year ended June 30, 2020, we recorded a net increase to our valuation allowance of $66,000, on the basis of management’s reassessment of the amount of our deferred tax assets that are more likely than not to be realized.

PRO-DEX, INC.

NOTES TO FINANCIAL STATEMENTS

As of June 30, 2020, we did not have any net operating losses for federal and state income tax purposes for state jurisdictions in which we currently operate. We have no federal research and development and alternative minimum tax credit carry forwards at June 30, 2020. State tax research credit carry forwards at June 30, 2020, amount to $65,000, the majority of which do not expire.

As of June 30, 2020, we have accrued $524,000 of unrecognized tax benefits related to federal and state income tax matters that would reduce our income tax expense if recognized. If we are eventually able to recognize our uncertain tax positions, our effective tax rate would be reduced. Any adjustment to our uncertain tax positions would result in an adjustment of our tax credit carryforwards rather than resulting in a cash outlay.

Information with respect to our accrual for unrecognized tax benefits is as follows (in thousands):

	June 30,
	2020	2019
Unrecognized tax benefits:
Beginning balance	$490	$462
Additions based on federal tax positions related to the current year	15	11
Additions based on state tax positions related to the current year	13	11
Additions for tax positions of prior years	55	6
Reductions due to lapses in statutes of limitation	(49)	—
Ending balance	$524	$490

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

We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense when applicable. As of June 30, 2020, no interest or penalties applicable to our unrecognized tax benefits have been accrued since we have sufficient tax attributes available to fully offset any potential assessment of additional tax.

We are subject to U.S. federal income tax, as well as income tax of California, Maryland, Massachusetts, and Colorado. We are currently open to audit under the statute of limitations by the Internal Revenue Service for the years ended June 30, 2017, and later.  However, because of our prior net operating losses and research credit carryovers, substantially all of our tax years are open to audit.

6.        NOTES PAYABLE AND FINANCING TRANSACTIONS

Minnesota Bank & Trust

On September 6, 2018, we entered into a Credit Agreement with Minnesota Bank & Trust, a Minnesota state banking corporation (“MBT”), providing for a $5,000,000 term loan (the “Term Loan”) as well as a $2,000,000 revolving loan (the “Revolving Loan” and together with the Term Loan, collectively the “Loans”), evidenced by a Term Note A and a Revolving Credit Note made by us in favor of MBT. The Loans are secured by substantially all of our assets pursuant to a Security Agreement entered into on September 6, 2018, between us and MBT. We paid loan origination fees to MBT in the amount of $60,000, which is being amortized to loan fees over the term of the underlying debt.

PRO-DEX, INC.

NOTES TO FINANCIAL STATEMENTS

The Term Loan matures on October 1, 2025, and bears interest at a fixed rate of 5.53% per annum. An initial payment of interest only in the amount of $18,433 was paid on October 1, 2018. Commencing November 1, 2018 and continuing on the first day of each subsequent month thereafter until the maturity date, we are required to make payments of principal and interest on the Term Loan of approximately $72,000, plus any additional accrued and unpaid interest through the date of payment. The balance owed on the Term Loan at June 30, 2020, is $3.9 million, net of unamortized loan fees. The Revolving Loan matures on November 6, 2020, unless earlier terminated pursuant to its terms and bears interest at the greater of (a) 4.5% or (b) the difference of the prime rate as published in the Money Rates section of the Wall Street Journal minus 0.50%. Commencing on the first day of each month after we initially borrow against the Revolving Loan, which we have yet to do, and each month thereafter until maturity, we are required to pay all accrued and unpaid interest on the Revolving Loan through the date of payment. Any principal on the Revolving Loan that is not previously prepaid shall be due and payable on the maturity date (or earlier termination of the Revolving Loan).

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

Scheduled maturities of our Term Loan, exclusive of unamortized loan origination fees, for future fiscal years ending June 30 are as follows (in thousands):

Term Loan Payments
Fiscal Year:
2021	$660
2022	697
2023	737
2024	778
2025	822
Thereafter	284
Total principal payments	$3,978

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

7.        LEASES

Effective July 1, 2019, we adopted the new lease accounting standard using the modified retrospective method of applying the new standard at the adoption date. In addition, we elected the practical expedient which allowed us to carry forward the historical lease classification of our sole operating lease for our corporate office, which includes our manufacturing and research and development facilities. Adoption of this standard resulted in the recording of net operating lease right-of-use (“ROU”) asset and corresponding operating lease liability each in the amount of $3.3 million. Our financial position for reporting periods beginning on or after July 1, 2019, is presented under the new guidance, while prior period amounts are not adjusted and continue to be reported in accordance with previous guidance.

PRO-DEX, INC.

NOTES TO FINANCIAL STATEMENTS

Our operating lease ROU asset and long-term liability are presented separately on our balance sheet. The current portion of our operating lease liability, exclusive of imputed interest, as of June 30, 2020, in the amount of $339,000, is presented within accrued expenses on the balance sheet. As of June 30, 2020, the maturity of our lease liability is as follows:

Operating Lease
Fiscal Year:
2021	$475
2022	489
2023	504
2024	519
2025	535
Thereafter	1,261
Total lease payments	3,783
Less imputed interest:	(694)
Total	$3,089

As of June 30, 2020, our operating lease has a remaining lease term of seven years and three months and an imputed interest rate of 5.3%. Cash paid for amounts included in the lease liability for the year ended June 30, 2020, was $461,000. As previously disclosed in our 2019 Annual Report on Form 10-K and under the previous lease accounting standard, future minimum lease payments for our only operating lease having an initial or remaining noncancellable lease term in excess of one year would have been as follows:

Operating Leases at June 30, 2020
Fiscal Year:
2021	$475
2022	489
2023	504
2024	519
2025	535
Thereafter	1,261
Total minimum lease payments	$3,783

8.       COMMITMENTS AND CONTINGENCIES

Leases

We lease our office, production and warehouse facility in Irvine, California, (our “corporate office”) under an agreement that expires in September 2027. Our corporate office lease requires us to pay insurance, taxes, and other expenses related to the leased space.

Rent expense in fiscal 2020 and 2019 was $561,000 and $548,000, respectively.

Compensation Arrangements

Retirement Savings 401(k) Plan

The Pro-Dex, Inc. Retirement Savings 401(k) Plan (the “401(k) Plan”) is a defined contribution plan we administer that covers substantially all our employees and is subject to the provisions of the Employee Retirement Income Security Act of 1974, as amended. Employees are eligible to participate in the 401(k) Plan when they have attained 19 years of age and then can enter into the 401(k) Plan on the first day of each calendar quarter. Participants are eligible to receive non-discretionary matching contributions by the Company equal to 25% of their contributions up to 5% of eligible compensation. For the fiscal years ended June 30, 2020 and 2019, we recognized compensation expense amounting to $67,000 and $42,000, respectively, in connection with the 401(k) Plan. During our fiscal year ended June 30, 2020 and 2019, we used approximately $7,000 and $16,000, respectively, of forfeited match contributions to reduce our match expense.

PRO-DEX, INC.

NOTES TO FINANCIAL STATEMENTS

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

In September 2016, our Board approved the establishment of the 2016 Equity Incentive Plan, which was approved by our shareholders at our, 2016 Annual Meeting. The 2016 Equity Incentive Plan provides for the award of up to 1,500,000 shares of our common stock in the form of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted shares, restricted stock units, performance awards, and other stock-based awards.

Stock Options

There were no stock options granted during the fiscal years ended June 30, 2020 and 2019. As of June 30, 2020, there was no unrecognized compensation cost under the Former Stock Option Plans as all outstanding stock options are fully vested. The intrinsic value of stock options outstanding and exercisable at June 30, 2020, was approximately $862,000 with a weighted-average remaining contractual term of 1.03 years at June 30, 2020.

The following is a summary of stock option activity under the stock option plans for the fiscal years ended June 30, 2020 and 2019:

	2020		2019
	Number of Shares	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Exercise Price
Outstanding at July 1,	54,000	$1.86	57,000	$1.88
Options granted	—	—	—	—
Options exercised	—	—	(3,000)	2.14
Options forfeited	—	—	—	—
Outstanding at end of period	54,000	$1.86	54,000	$1.86
Stock Options Exercisable at June 30,	54,000	$1.86	54,000	$1.86

Performance Awards

In December 2017, the Compensation Committee of our Board of Directors granted 200,000 performance awards to our employees, which upon vesting, will generally be paid in shares of our common stock. Whether any performance awards vest, and the amount that does vest, is tied to the completion of service periods that range from 7 months to 9.5 years at inception and the achievement of our common stock trading at certain pre-determined prices. The weighted-average fair value of the performance awards granted was $4.46, calculated using the weighted-average fair market value for each award, using a Monte Carlo simulation. In February 2020, the Compensation Committee reallocated 48,000 previously forfeited awards, having the same remaining terms and conditions, to certain current employees. The weighted average fair value of the performance awards granted in 2020 was $16.90, calculated using the weighted-average fair market value for each award, using a Monte Carlo simulation. We recorded share-based compensation expense of $279,000 and $33,000 for the fiscal years ended June 30, 2020 and 2019, respectively, related to these performance awards. On June 30, 2020, there was approximately $244,000 of unrecognized compensation cost related to these non-vested performance awards expected to be expensed over the weighted-average period of 2.86 years.

PRO-DEX, INC.

NOTES TO FINANCIAL STATEMENTS

On July 1, 2018, it was determined by the Compensation Committee that the first of five tranches of the performance awards had been achieved and participants were awarded 40,000 shares of common stock. Each participant elected a net issuance to cover their individual withholding taxes and therefore we issued 24,727 shares.

On July 1, 2020, it was determined by the Compensation Committee that the second of five tranches of the performance awards had been achieved and participants were awarded 40,000 shares of common stock. Each participant elected a net issuance to cover their individual withholding taxes and therefore we issued 25,629 shares with an effective date of July 16, 2020, coinciding with the pay date that included July 1, 2020.

Employee Stock Purchase Plan

In September 2014, our Board approved the establishment of an Employee Stock Purchase Plan (the “ESPP”). The ESPP conforms to the provisions of Section 423 of the Internal Revenue Code, has coterminous offering and purchase periods of six months, and bases the pricing to purchase shares of our common stock on a formula so as to result in a per share purchase price that approximates a 15% discount from the market price of a share of our common stock at the end of the purchase period. Our Board of Directors also approved the provision that shares formerly reserved for issuance under the Former Stock Option Plans in excess of shares issuable pursuant to outstanding options, aggregating 704,715 shares, be reserved for issuance pursuant to the ESPP. The ESPP was approved by our shareholders at our 2014 Annual Meeting. On February 2, 2015, the Company filed a Registration Statement on Form S-8 registering the 704,715 shares issuable under the ESPP under the Securities Act of 1933.

During the fiscal years ended June 30, 2020 and 2019, shares totaling 2,920 and 2,743, respectively, were purchased pursuant to the ESPP and allocated to participating employees based upon their contributions at weighted- average prices of $13.25 and $8.02, respectively. On a cumulative basis, since the inception of the ESPP, employees have purchased a total of 21,786 shares. During the fiscal years ended June 30, 2020 and 2019, we recorded stock compensation expense in the amount of $7,000 and $4,000, respectively, relating to the ESPP.

10.        MAJOR CUSTOMERS & SUPPLIERS

Customers that accounted for sales in excess of 10% of our total sales in either of fiscal year 2020 or 2019, is as follows (in thousands, except percentages):

	Years Ended June 30,
	2020		2019
	Amount		Amount

Total revenue	$34,834	100%	$27,172	100%

Customer concentration:
Customer 1	$22,675	65%	$17,091	63%
Customer 2	5,869	17%	3,489	13%
Customer 3	3,499	10%	2,352	8%
Total	$32,043	92%	$22,932	84%

Information with respect to accounts receivable from those customers who comprised more than 10% of our gross accounts receivable at either June 30, 2020 or June 30, 2019, is as follows (in thousands, except percentages):

	June 30, 2020		June 30, 2019
Total gross accounts receivable	$5,161	100%	$4,100	100%

Customer concentration:
Customer 1	$2,205	42%	$2,587	63%
Customer 2	1,593	31%	780	19%
Customer 3	972	19%	231	6%
Total	$4,770	92%	$3,598	88%

PRO-DEX, INC.

NOTES TO FINANCIAL STATEMENTS

During fiscal 2020 and 2019, we had two suppliers that accounted for more than 10% of total inventory purchases, as follows (in thousands, except percentages):

	June 30, 2020		June 30, 2019
Total inventory purchases	$12,829	100%	$12,234	100%

Supplier concentration:
Portescap	$2,444	19%	$2,184	18%
Fischer Connectors Inc.	1,971	15%	1,800	15%
Total	$4,415	34%	$3,984	33%

Information with respect to accounts payable due to the suppliers who comprised more than 10% of our accounts payable at either June 30, 2020 or June 30, 2019, is as follows (in thousands, except percentages):

	June 30, 2020		June 30, 2019
Total accounts payable	$1,965	100%	$1,996	100%

Supplier concentration:
Portescap	$245	13%	$373	19%
Fischer Connectors Inc.	161	8%	304	15%
Total	$406	21%	$677	34%

11.       NET INCOME PER SHARE

We calculate basic earnings per share by dividing net income by the weighted-average number of common shares outstanding during the reporting period. Diluted earnings per share reflects the effects of potentially dilutive securities. The summary of the basic and diluted earnings per share calculations for the years ended June 30, 2020 and 2019, is as follows (in thousands, except per share data):

	Years Ended June 30,
	2020	2019
Basic:
Net income	$6,112	$4,148
Weighted-average shares outstanding	3,911	4,192
Basic earnings per share	$1.56	$0.99
Diluted:
Net income	$6,112	$4,148
Weighted-average shares outstanding	3,911	4,192
Effect of dilutive securities – stock options & performance awards	167	106
Weighted-average shares used in calculation of diluted earnings per share	4,078	4,298
Diluted earnings per share	$1.50	$0.97

12.        COMMON STOCK – Share Repurchase Program

In December 2019, our Board approved a new share repurchase program authorizing us to repurchase up to 1 million shares of our common stock, as the prior repurchase plan authorized by our Board in 2013 was nearing completion. In accordance with, and as part of, these share repurchase programs, our Board approved the adoption of several prearranged share repurchase plans intended to qualify for the safe harbor provided by Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (“10b5-1 Plan” or “Plan”). During the fiscal year ended June 30, 2020, we repurchased 231,274 shares at an aggregate cost, inclusive of fees under the Plan, of $3.4 million. During the fiscal year ended June 30, 2019, we repurchased 322,068 shares at an aggregate cost, inclusive of fees under the Plan, of $4.0 million. On a cumulative basis, we have repurchased a total of 819,325 shares under the share repurchase programs at an aggregate cost, inclusive of fess under the Plan, of $8.5 million. All repurchases under the 10b5-1 Plans were administered through an independent broker.

PRO-DEX, INC.

NOTES TO FINANCIAL STATEMENTS

13.        SUBSEQUENT EVENT

As reported in our Current Report filed with the SEC on September 8, 2020, we executed a Standard Offer, Agreement and Escrow Instructions For Purchase of Real Estate (the “Purchase Agreement”) for the purchase of an approximate 25,230 square foot industrial building located at 14401 Franklin Avenue, Tustin CA 92780 on September 2, 2020. The aggregate purchase price is $6,509,340.  The initial deposit in the amount of $75,000 was made on September 3, 2020.  Pursuant to the terms of the Purchase Agreement, we have 30 days to obtain financing of up to 90% of the purchase price.  The deposit is refundable to us during the up to 30-day due diligence period. We plan to use this facility to expand our operations to satisfy requirements of our expected future growth.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.

CONTROLS AND PROCEDURES

Our Chief Executive Officer (our principal executive officer) and Chief Financial Officer our principal financial officer and principal accounting officer) have concluded, based on their evaluation as of June 30, 2020, that the design and operation of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) are effective at a reasonable assurance level to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Our management is responsible for establishing and maintaining adequate “internal control over financial reporting” (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision and with the participation of our management, including our principal executive officer, principal financial officer, and principal accounting officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in May 2013. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of June 30, 2020.

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

During the quarter ended June 30, 2020, there were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

ITEM 9B.

OTHER INFORMATION

None.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated herein by reference to our definitive Proxy Statement, which will be filed within 120 days of June 30, 2020, and delivered to stockholders in connection with our 2020 annual meeting of shareholders.

ITEM 11.

EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to our definitive Proxy Statement, which will be filed within 120 days of June 30, 2020, and delivered to stockholders in connection with our 2020 annual meeting of shareholders.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference to our definitive Proxy Statement, which will be filed within 120 days of June 30, 2020, and delivered to stockholders in connection with our 2020 annual meeting of shareholders.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to our definitive Proxy Statement, which will be filed within 120 days of June 30, 2020, and delivered to stockholders in connection with our 2020 annual meeting of shareholders.

ITEM 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated herein by reference to our definitive Proxy Statement, which will be filed within 120 days of June 30, 2020, and delivered to stockholders in connection with our 2020 annual meeting of shareholders.

PART IV

ITEM 15.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(3)	Exhibits

Reference is made to the Exhibit Index beginning on page 49 of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 10, 2020.

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

Signature	Title	Date

/s/ Richard L. Van Kirk Richard L. Van Kirk	President, Chief Executive Officer, and Director (Principal Executive Officer)	September 10, 2020

/s/ Alisha K. Charlton Alisha K. Charlton	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	September 10, 2020

/s/ Nicholas J. Swenson Nicholas J. Swenson	Chairman of the Board, Director	September 10, 2020

/s/ Raymond E. Cabillot Raymond E. Cabillot	Director	September 10, 2020

/s/ William J. Farrell III William J. Farrell III	Director	September 10, 2020

/s/ David C. Hovda David C. Hovda	Director	September 10, 2020

/s/ Katrina M.K. Philp	Director	September 10, 2020
Katrina M.K. Philp

INDEX TO EXHIBITS

Exhibit No.	Description

3.1	Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K filed April 23, 2007).
3.2	Articles of Amendment to Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K filed December 5, 2007).
3.3	Articles of Amendment to Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K filed June 18, 2010).
3.4	Amended and Restated Bylaws, dated January 31, 2011 (incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K filed February 4, 2011).
4.1 Ω	Description of the Company’s Common Stock Registered Pursuant to Section 12 of the Securities Act of 1934.
10.1*	Second Amended and Restated 2004 Stock Option Plan (incorporated herein by reference to Exhibit 4.1 to the Company’s Form S-8 filed February 15, 2012).
10.2*	Amended and Restated 2004 Directors Stock Option Plan (incorporated herein by reference to Exhibit 4.2 to the Company’s Form S-8 filed February 15, 2012).
10.3*	Pro-Dex, Inc. 2016 Equity Incentive Plan (incorporated herein by reference to Appendix A to our Schedule 14A filed October 17, 2016).
10.4*	Form of Indemnification Agreement for directors and certain officers (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed October 29, 2008).
10.5	Lease agreement with Irvine Business Properties, dated August 3, 2007 (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed August 23, 2007).
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
10.8∆

Secured Convertible Promissory Note, dated April 19, 2017 by and between Pro-Dex, Inc. and Monogram Orthopaedics Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on April 25, 2017).

10.9

Second Amendment to Standard Industrial/Commercial Multi-Tenant Lease – Net by and between Irvine Business Properties and Pro-Dex, Inc., dated September 19, 2017 (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on September 20, 2017).

10.10*	Form of Performance Award Agreement for Employees of Pro-Dex, Inc. – 2016 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on December 8, 2017).
10.11	Credit Agreement, dated September 6, 2018 between Pro-Dex, Inc. and Minnesota Bank & Trust (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on September 7, 2018).
10.12	Security Agreement, dated September 6, 2018 by Pro-Dex, Inc. in favor of Minnesota Bank & Trust (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed on September 7, 2018).
10.13	Term Note A, dated September 6, 2018 by Pro-Dex, Inc. in favor of Minnesota Bank & Trust (incorporated herein by reference to Exhibit 10.3 to the Company’s Form 8-K filed on September 7, 2018).
10.14

Revolving Credit Note, dated September 6, 2018 by Pro-Dex, Inc. in favor of Minnesota Bank & Trust (incorporated herein by reference to Exhibit 10.4 to the Company’s Form 8-K filed on September 7, 2018).

10.15

Change in Terms Agreement dated September 6, 2019 by and between Minnesota Bank & Trust and Pro-Dex, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on October 1, 2019).

10.16

Standard Offer, Agreement and Escrow Instructions for Purchase of Real Estate by and between Pro-Dex, Inc. and 14401 Franklin, LLC. (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on September 8, 2020).

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