Form 10-Q
period 2020-09-30
PRO DEX INC
filed 2020-11-05
CIK 788920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended SEPTEMBER 30, 2020
OR
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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 3,858,251 shares of common stock, no par value, as of November 4, 2020.

PRO-DEX, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2020

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PRO-DEX, INC.

CONDENSED BALANCE SHEETS

(Unaudited)

(In thousands, except share amounts)

	September 30, 2020	June 30, 2020
ASSETS
Current Assets:
Cash and cash equivalents	$5,202	$6,421
Investments	2,400	2,560
Accounts receivable, net of allowance for doubtful accounts of $9 and $6 at September 30, 2020 and at June 30, 2020, respectively	6,138	5,155
Deferred costs	142	155
Inventory	8,313	8,238
Prepaid expenses and other current assets	343	145
Total current assets	22,538	22,674
Equipment and leasehold improvements, net	2,629	2,686
Right of use asset, net	2,861	2,943
Intangibles, net	159	162
Deferred income taxes, net	259	259
Investments	2,309	2,360
Other assets	42	42
Total assets	$30,797	$31,126

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,834	$1,965
Accrued expenses	1,757	2,411
Deferred revenue	200	200
Note payable and capital lease obligations	660	651
Total current liabilities	4,451	5,227
Lease liability, net of current portion	2,695	2,750
Income taxes payable	486	804
Notes and capital leases payable, net of current portion	3,114	3,283
Total non-current liabilities	6,295	6,837
Total liabilities	10,746	12,064

Shareholders’ Equity:
Common shares; no par value; 50,000,000 shares authorized; 3,858,251 and 3,811,137 shares issued and outstanding at September 30, 2020 and June 30, 2020, respectively	12,583	12,752
Accumulated other comprehensive loss	(1,693)	(1,586)
Retained earnings	9,161	7,896
Total shareholders’ equity	20,051	19,062
Total liabilities and shareholders’ equity	$30,797	$31,126

The accompanying notes are an integral part of these condensed financial statements.

PRO-DEX, INC.

CONDENSED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended September 30,
	2020	2019

Net sales	$8,590	$7,240
Cost of sales	5,115	4,460
Gross profit	3,475	2,780

Operating expenses:
Selling expenses	130	142
General and administrative expenses	705	663
Research and development costs	1,091	484
Total operating expenses	1,926	1,289
Operating income	1,549	1,491
Other income (expense):
Interest and miscellaneous income	53	35
Interest expense	(54)	(59)
Total other income (expense)	(1)	(24)

Income before income taxes	1,548	1,467
Provision for income taxes	283	363
Net income	1,265	1,104
Other comprehensive income (loss), net of tax:
Unrealized loss from marketable equity investments, net of taxes	(107)	(57)
Comprehensive income	$1,158	$1,047

Basic and diluted income per share:
Basic net income per share	$0.33	$0.28
Diluted net income per share	$0.32	$0.27

Weighted average common shares outstanding:
Basic	3,850,838	4,008,017
Diluted	3,975,063	4,110,414
Common shares outstanding	3,858,251	3,990,995

The accompanying notes are an integral part of these condensed financial statements.

PRO-DEX, INC.

CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the Three Months Ended September 30, 2020 and 2019

(Unaudited)

(In thousands)

	Three Months Ended September 30,
	2020	2019
COMMON SHARES:
Balance, beginning of period	$12,752	$15,815
Share-based compensation expense	26	12
Stock option exercise	39	—
Share repurchases	—	(681)
Shares withheld from common stock issued to employees to pay employee payroll taxes	(259)	—
ESPP shares issued	25	15
Balance, end of period	$12,583	$15,161

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):
Balance, beginning of period	$(1,586)	$(549)
Net change in unrealized loss from marketable securities, net of taxes	(107)	(57)
Balance, end of period	$(1,693)	$(606)

RETAINED EARNINGS:
Balance, beginning of period	$7,896	$1,742
Cumulative effect of change in accounting principle	—	43
Net income	1,265	1,104
Balance, at end of period	$9,161	$2,889

Total shareholders’ equity	$20,051	$17,444

The accompanying notes are an integral part of these condensed financial statements.

PRO-DEX, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,265	$1,104
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	150	138
Share-based compensation	26	12
Non-cash lease expense	9	13
Amortization of loan fees	2	2
Gain on sale of investments	(12)	—
Deferred income tax	—	(41)
Bad debt expense	3	12
Changes in operating assets and liabilities:
Accounts receivable and other receivables	(986)	931
Deferred costs	13	(63)
Inventory	(75)	(605)
Prepaid expenses and other assets	(198)	391
Accounts payable and accrued expenses	(767)	(1,040)
Deferred revenue	—	25
Income taxes payable	(318)	29
Net cash provided by (used in) operating activities	(888)	908

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment	(89)	(61)
Purchases of investments	—	(1,258)
Increase in intangibles	(1)	(4)
Proceeds from sale of investments	115	—
Net cash provided by (used in) investing activities	25	(1,323)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on capital lease and notes payable	(161)	(159)
Payment of employee payroll taxes on net issuance of common stock	(259)	—
Proceeds from stock option exercises and ESPP contributions	64	15
Repurchases of common stock	—	(681)
Net cash used in financing activities	(356)	(825)

Net decrease in cash and cash equivalents	(1,219)	(1,240)
Cash and cash equivalents, beginning of period	6,421	7,742
Cash and cash equivalents, end of period	$5,202	$6,502

The accompanying notes are an integral part of these condensed financial statements.

PRO-DEX, INC.

CONDENSED STATEMENTS OF CASH FLOWS - CONTINUED

(Unaudited)

(In thousands)

	Three Months Ended September 30,
	2020	2019
Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest	$54	$63
Income taxes, net of refunds	$747	$—

The accompanying notes are an integral part of these condensed financial statements.

PRO-DEX, INC.

NOTES TO CONSDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements of Pro-Dex, Inc. (“we,” “us,” “our,” “Pro-Dex,” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-K. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These financial statements should be read in conjunction with the financial statements presented in our Annual Report on Form 10-K for the fiscal year ended June 30, 2020. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results of operations for such interim periods are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended June 30, 2020.

Recently Adopted Accounting Standards

On July 1, 2019, we adopted Accounting Standards Update 2016-02, (Topic 842) “Leases,” using a modified retrospective approach through a cumulative effect adjustment to retained earnings as of the beginning of fiscal 2020. The objective of this update is to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The impact of adoption was an increase to long-term assets and total liabilities of approximately $3.3 million as of July 1, 2019.

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

NOTE 3. COMPOSITION OF CERTAIN FINANCIAL STATEMENT ITEMS

Investments

Investments are stated at fair market value and consist of the following (in thousands):

	September 30, 2020	June 30, 2020
Marketable equity securities- short-term	$2,400	$2,560
Marketable equity securities- long-term	2,309	2,360
Total marketable equity securities	$4,709	$4,920

Investments at September 30, 2020 and June 30, 2020, had an aggregate cost basis of $6,380,000 and $6,483,000, respectively. The long-term investments include equity investments of thinly traded securities that we classified as long term in nature because if we decide to sell these securities we may not be able to sell our position within one year. At September 30, 2020, the investments included unrealized losses of $1,671,000 (gross unrealized losses of $1,903,000 offset by gross unrealized gains of $233,000). At June 30, 2020, the investments included net unrealized losses of $1,563,000 (gross unrealized losses of $1,703,000 offset by gross and unrealized gains of $140,000).

Of the total long-term marketable equity securities at September 30, 2020 and June 30, 2020, $759,000 and $847,000, respectively, represent an investment in the common and preferred stock of Air T, Inc. Two of our Board members are also board members of Air T, Inc. and both either individually or through affiliates own an equity interest in Air T, Inc. Our Chairman, one of the two Board members aforementioned, also serves as the Chief Executive Officer and Chairman of Air T, Inc. The common stock was purchased through 10b5-1 Plans, and the preferred stock was purchased through the exercise of issued warrants and, in both cases, in accordance with our internal policies regarding the approval of related-party transactions, the purchases were approved by our three Board members that are not affiliated with Air T, Inc.

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

Inventory

Inventory is stated at the lower of cost (first-in, first-out) or net realizable value and consists of the following (in thousands):

	September 30, 2020	June 30, 2020
Raw materials/purchased components	$3,841	$4,241
Work in process	2,333	2,339
Sub-assemblies/finished components	1,712	1,438
Finished goods	427	220
Total inventory	$8,313	$8,238

Intangibles

Intangibles consist of the following (in thousands):

	September 30, 2020	June 30, 2020
Patent-related costs	$222	$222
Less accumulated amortization	(63)	(60)
	$159	$162

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

NOTE 4. WARRANTY

The warranty accrual is based on historical costs of warranty repairs and expected future identifiable warranty expenses, and is included in accrued expenses in the accompanying balance sheets. As of September 30, 2020 and June 30, 2020, the warranty reserve amounted to $190,000 and $213,000, respectively. Warranty expenses are included in cost of sales in the accompanying statements of operations. Changes in estimates to previously established warranty accruals result from current period updates to assumptions regarding repair costs and warranty return rates, and are included in current period warranty expense.

PRO-DEX, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Information regarding the accrual for warranty costs for the three months ended September 30, 2020 and 2019, are as follows (in thousands):

	As of and for the Three Months Ended September 30,
	2020	2019
Beginning balance	$213	$136
Accruals during the period	80	24
Changes in estimates of prior period warranty accruals	(8)	(13)
Warranty amortization/utilization	(95)	(21)
Ending balance	$190	$126

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

The following table presents reconciliations of the numerators and denominators of the basic and diluted income per share computations. In the tables below, income amounts represent the numerator, and share amounts represent the denominator (in thousands, except per share amounts):

	Three Months Ended September 30,
	2020	2019
Basic:
Net income	$1,265	$1,104
Weighted average shares outstanding	3,851	4,008
Basic earnings per share	$0.33	$0.28
Diluted:
Net income	$1,265	$1,104
Weighted average shares outstanding	3,851	4,008
Effect of dilutive securities	124	102
Weighted average shares used in calculation of diluted earnings per share	3,975	4,110
Diluted earnings per share	$0.32	$0.27

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

PRO-DEX, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

We recognize accrued interest and penalties related to unrecognized tax benefits when applicable. As of September 30, 2020 and June 30, 2020, no interest or penalties applicable to our unrecognized tax benefits have been accrued since we have sufficient tax attributes available to fully offset any potential assessment of additional tax. Our effective tax rate for the three months ended September 30, 2020 and 2019, is 18% and 25%, respectively. The current year effective tax rate is less than the statutory rate due primarily to a tax benefit recognized as a result of the common stock awarded to our employees (See Note 7).

We are subject to U.S. federal income tax, as well as income tax of multiple state tax jurisdictions. We are currently open to audit under the statute of limitations by the Internal Revenue Service for the years ended June 30, 2017 and later. Our state income tax returns are open to audit under the statute of limitations for the years ended June 30, 2016 and later. However, because of research credit carryovers, substantially all of our tax years are subject to audit. We do not anticipate a significant change to the total amount of unrecognized tax benefits within the next 12 months.

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

In September 2016, our Board approved the establishment of the 2016 Equity Incentive Plan, which was approved by our shareholders at our 2016 Annual Meeting. The 2016 Equity Incentive Plan provides for the award of up to 1,500,000 shares of our common stock in the form of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted shares, restricted stock units, performance awards, and other stock-based awards. As of September 30, 2020, 200,000 performance awards have been granted under the 2016 Equity Incentive Plan.

Stock Options

There were no stock options granted during the three months ended September 30, 2020 and 2019. As of September 30, 2020, there was no unrecognized compensation cost under our stock option plans as all outstanding stock options are fully vested. As of September 30, 2020, there were 34,000 options outstanding at weighted-average exercise prices of $1.80 per share. These outstanding options had a weighted average remaining contractual life of 1.2 years and an intrinsic value of $911,000. During the first quarter ended September 30, 2020, 20,000 options were exercised at an exercise price of $1.97 per share.

Performance Awards

In December 2017, the Compensation Committee of our Board of Directors granted 200,000 performance awards to our employees, which will generally be paid in shares of our common stock. Whether any performance awards vest, and the amount that does vest, is tied to the completion of service periods that range from 7 months to 9.5 years at inception and the achievement of our common stock trading at certain pre-determined prices. The weighted average fair value of the performance awards granted was $4.46, calculated using the weighted average fair market value for each award, using a Monte Carlo simulation. In February 2020, the Compensation Committee reallocated 48,000 previously forfeited awards, having the same remaining terms and conditions, to certain employees. The weighted average fair value of the performance awards granted in 2020 was $16.90, calculated using the weighted average fair market value for each award, using a Monte Carlo simulation. We recorded share-based compensation expense of $21,000 and $8,000 for the three months ended September 30, 2020 and 2019, respectively, related to these performance awards. On September 30, 2020, there was approximately $223,000 of unrecognized compensation cost related to these non-vested performance awards expected to be expensed over the weighted-average period of 3.74 years.

On July 1, 2020, it was determined by the Compensation Committee of our Board of Directors that the second of five tranches of 40,000 performance awards had been achieved and participants were awarded 40,000 shares of common stock. Each participant elected a net issuance to cover their individual withholding taxes and therefore the Company issued 25,629 shares and paid $259,000 of participant-related payroll tax liabilities.

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

During the first quarters ended September 30, 2020 and 2019, 1,485 and 1,292 shares were purchased, respectively, under the ESPP and allocated to employees based upon their contributions at discount prices of $16.94 and $11.76, respectively, per share. On a cumulative basis, since the inception of the ESPP plan, employees have purchased a total of 23,271 shares. During the three months ended September 30, 2020 and 2019, we recorded stock compensation expense in the amount of $5,000 and $4,000, respectively, relating to the ESPP.

NOTE 8. MAJOR CUSTOMERS & SUPPLIERS

Information with respect to customers that accounted for sales in excess of 10% of our total sales in either of the three-month periods ended September 30, 2020 and 2019, is as follows (in thousands, except percentages):

	Three Months Ended September 30,
	2020		2019
	Amount	Percent of Total	Amount	Percent of Total

Total revenue	$8,590	100%	$7,240	100%

Customer concentration:
Customer 1	$5,169	60%	$5,412	75%
Customer 2	2,171	25%	425	6%
Total	$7,340	85%	$5,837	81%

Information with respect to accounts receivable from those customers that comprised more than 10% of our gross accounts receivable at either September 30, 2020 and June 30, 2020, is as follows (in thousands, except percentages):

	September 30, 2020		June 30, 2020
Total gross accounts receivable	$6,147	100%	$5,161	100%

Customer concentration:
Customer 1	$2,923	48%	$2,205	42%
Customer 2	2,716	44%	1,593	31%
Customer 3	278	4%	972	19%
Total	$5,917	96%	$4,770	92%

During the three months ended September 30, 2020 and 2019, we had two suppliers that each accounted for more than 10% of total inventory purchases. Amounts owed to the fiscal 2021 significant suppliers at September 30, 2020 totaled $200,000 and $113,000, respectively, and at June 30, 2020 totaled $161,000 and $245,000, respectively.

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

The Term Loan matures on October 1, 2025, and bears interest at a fixed rate of 5.53% per annum. An initial payment of interest only in the amount of $18,433 was paid on October 1, 2018. Commencing November 1, 2018, and continuing on the first day of each subsequent month thereafter until the maturity date, we are required to make payments of principal and interest on the Term Loan of approximately $72,000, plus any additional accrued and unpaid interest through the date of payment. The Revolving Loan matures on November 6, 2020, which we plan to renew, and bears interest at the greater of (a) 4.5% or (b) the difference of the prime rate as published in the Money Rates section of the Wall Street Journal minus 0.50%. Commencing on the first day of each month after we initially borrow against the Revolving Loan, which we have yet to do, and each month thereafter until maturity, we are required to pay all accrued and unpaid interest on the Revolving Loan through the date of payment. Any principal on the Revolving Loan that is not previously prepaid shall be due and payable on the maturity date (or earlier termination of the Revolving Loan).

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

We are currently working with MBT to obtain a credit facility to purchase commercial real estate and to refinance our existing notes payable, however there can be no assurance that we will be successful in these endeavors.

NOTE 10. COMMON STOCK

Share Repurchase Program

In December 2019, our Board approved a new share repurchase program authorizing us to repurchase up to 1 million shares of our common stock, as the prior repurchase plan authorized by our Board in 2013 was nearing completion. In accordance with, and as part of, these share repurchase programs, our Board has approved the adoption of several prearranged share repurchase plans intended to qualify for the safe harbor Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (“10b5-1 Plan” or “Plan”). During the quarter ended September 30, 2020, we did not repurchase any shares. During the quarter ended September 30, 2019, we repurchased 49,788 shares at an aggregate cost, inclusive of fees under the plan, of $681,000. On a cumulative basis, we have repurchased a total of 819,325 shares under the share repurchase programs at an aggregate cost, inclusive of fees, of $8.5 million. All repurchases under the 10b5-1 Plans were administered through an independent broker.

NOTE 11. LEASES

Effective July 1, 2019, we adopted the new lease accounting standard using the modified retrospective method of applying the new standard at the adoption date. In addition, we elected the practical expedient, which allowed us to carry forward the historical lease classification of our sole operating lease for our corporate office, which includes our manufacturing and research and development facilities. Adoption of this standard resulted in the recording of net operating lease right-of-use (“ROU”) asset and corresponding operating lease liability of $3.3 million.

PRO-DEX, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Our operating lease ROU asset and long-term liability are presented separately on our Condensed Balance Sheet. The current portion of our operating lease liability as of September 30, 2020, in the amount of $320,000, is presented within accrued expenses on the Condensed Balance Sheet.

As of September 30, 2020, our operating lease has a remaining lease term of seven years and an imputed interest rate of 5.3%. Cash paid for amounts included in the lease liability was $116,000 for the three months ended September 30, 2020.

As of September 30, 2020, the maturity of our lease liability is as follows:

Operating Lease
Fiscal Year:
2021	$359
2022	489
2023	504
2024	519
2025	535
Thereafter	1,261
Total lease payments	3,667
Less imputed interest:	(652)
Total	$3,015

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

COMPANY OVERVIEW

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of the results of operations and financial condition of Pro-Dex, Inc. (“Company,” “Pro-Dex,” “we,” “our,” or “us”) for the three-month periods ended September 30, 2020 and 2019. This discussion should be read in conjunction with the condensed financial statements and the notes thereto included elsewhere in this report. This report contains certain forward-looking statements and information. The cautionary statements included herein should be read as being applicable to all related forward-looking statements wherever they may appear. Our actual future results could differ materially from those discussed herein.

Except for the historical information contained herein, the matters discussed in this report, including, but not limited to, discussions of our product development plans, business strategies, strategic opportunities, and market factors influencing our results, are forward-looking statements that involve certain risks and uncertainties. Actual results may differ from those anticipated by us as a result of various factors, both foreseen and unforeseen, including, but not limited to, our ability to continue to develop new products and increase sales in markets characterized by rapid technological evolution, the impact of the COVID-19 pandemic on our suppliers, customers and us, consolidation within our target marketplace and among our competitors, competition from larger, better capitalized competitors, and our ability to realize returns on opportunities. Many other economic, competitive, governmental, and technological factors could impact our ability to achieve our goals. You are urged to review the risks, uncertainties, and other cautionary language described in this report, as well as in our other public disclosures and reports filed with the Securities and Exchange Commission (“SEC”) from time to time, including, but not limited to, the risks, uncertainties, and other cautionary language discussed in our Annual Report on Form 10-K for our fiscal year ended June 30, 2020.

We specialize in the design, development, and manufacture of powered rotary drive surgical instruments used primarily in the orthopedic, thoracic, and maxocranial facial (“CMF”) markets.

Our principal headquarters are located at 2361 McGaw Avenue, Irvine, California 92614 and our phone number is (949) 769-3200. Our Internet address is www.pro-dex.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, amendments to those reports, and other SEC filings are available free of charge through our website as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC. In addition, our Code of Ethics and other corporate governance documents may be found on our website at the Internet address set forth above. Our filings with the SEC may also be read and copied at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov and company specific information at www.sec.gov/edgar/searchedgar/companysearch.html.

Basis of Presentation

The condensed results of operation presented in this report are not audited and those results are not necessarily indicative of the results to be expected for the entirety of the fiscal year ending June 30, 2021, or any other interim period during such fiscal year. Our fiscal year ends on June 30 and our fiscal quarters end on September 30, December 31, and March 31. Unless otherwise stated, all dates refer to our fiscal year and those fiscal quarters.

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used or changes in the accounting estimate that are reasonably likely to occur could materially change the financial statements. Management believes that there have been no significant changes during the three months ended September 30, 2020, to the items that we disclosed as our critical accounting policies in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended June 30, 2020.

Business Strategy and Future Plans

Our business today is almost entirely driven by sales of our medical devices. Many of our significant customers place purchase orders for specific products that were developed under various development and/or supply agreements. Our customers may request that we design and manufacture a custom surgical device or they may hire us as a contract manufacturer to manufacture a product of their own design. In either case, we have extensive experience with autoclavable, battery-powered and electric, multi-function surgical drivers, and shavers. We continue to focus a significant percentage of our time and resources on providing outstanding products and service to our valued principal customers. During the first quarter of fiscal 2021, our largest customer executed an amendment to our existing supply agreement such that we shall continue to supply their surgical handpieces to them through calendar 2025.

Simultaneously, we are working to build top-line sales through active proposals of new medical device products with new and existing customers. Our patented adaptive torque-limiting software has been very well received in the CMF market and we have continued investment in this area with research and development focused on applying this technology most recently to thoracic surgical applications, and we launched our first thoracic driver in the third quarter of fiscal 2020. Additionally, we have other significant engineering projects under way described more fully in results of operations.

As reported in our Current Report on Form 8-K filed with the SEC on September 8, 2020, we executed a Standard Offer, Agreement and Escrow Instructions For Purchase of Real Estate for the purchase of an approximate 25,230 square foot industrial building located at 14401 Franklin Avenue, Tustin, CA 92780. We anticipate escrow will close on or around November 6, 2020, and this additional facility will provide us additional capacity for our expected continued future growth. We anticipate that upon completion of initial improvements we will be able to execute on Phase I of our plan, which includes, among other things, the installation of a clean room to enable us to expand our capacity for batteries and new products.

In summary, our current objectives are focused primarily on maintaining our relationships with our current medical device customers, investing in research and development activities to design Pro-Dex branded drivers to leverage our torque-limiting software, expand our manufacturing capacity through the build-out of acquired commercial real estate, and promoting active product development proposals to new and existing customers for both orthopedic shavers and screw drivers for a multitude of surgical applications, while monitoring closely the progress of all these individual endeavors. Our investments in research and development have increased disproportionately to our growth in revenue and we anticipate this to continue in the near term. These expenditures are being made in an effort to release new products and garner new customer relationships. While we expect revenue growth in the future, it may not be a consistent trajectory but rather periods of incremental growth that current expenditures are helping to create. However, there can be no assurance that we will be successful in any of these objectives.

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

As we continue to operate, we have adjusted certain policies and procedures based on applicable national, state, and local emergency orders and safety guidance that may be issued from time to time, including:

•	Non-essential employees that are able to work remotely are doing so;
•	Increased frequency of disinfectant cleanings, especially for high-touch surfaces;
•	Curtailed business travel;
•	Multiple, staggered work shifts have been implemented in order to achieve effective social distancing;
•	Provided training, education and appropriate personal protective equipment; and
•	Implemented quarterly company-wide COVID-19 testing.

While we have yet to see any significant decline in our customer orders, we have received and accepted some customer requests to delay the shipment of their existing orders. We provide our largest customer with a device used primarily in elective surgeries and although this customer has not requested a reduction or delay to their planned shipments, if this pandemic continues to adversely impact the United States and other markets where our products are sold, coupled with the recommended deferrals of elective procedures by governments and other authorities, we would expect to see a decline in demand from certain of our customers, including our principal customer.

We are focused on the health and safety of all those we serve – our customers, our communities, our employees, and our suppliers. We are supporting our customers according to their priorities and working with them to the degree that we can offer relief in the form of delayed shipments. We are focused on continuity of supply by working with our suppliers. To date, a total of six of our employees including one temporary agency worker have tested positive for COVID-19 and all of them have made full recoveries and returned to work as of August 18, 2020. We have also implemented daily temperature screenings and personal affidavits of wellness. On October 1, 2020, we sponsored an at work COVID-19 test for all of our employees and temporary agency workers and 100% of the individuals tested were negative.

While the COVID-19 pandemic has not materially adversely affected our financial results and business operations thus far, economic and health conditions in the United States and across much of the globe have changed rapidly since the end of our fiscal 2021 first quarter, and we cannot predict the full impact of the COVID-19 pandemic on our business.

Results of Operations

The following tables set forth results from continuing operations for the three months ended September 30, 2020 and 2019:

	Three Months Ended September 30,
	2020		2019
	Dollars in thousands
		% of Net Sales		% of Net Sales
Net sales	$8,590	100%	$7,240	100%
Cost of sales	5,115	60%	4,460	62%
Gross profit	3,475	40%	2,780	38%
Selling expenses	130	2%	142	2%
General and administrative expenses	705	8%	663	9%
Research and development costs	1,091	13%	484	7%
	1,926	22%	1,289	18%
Operating income	1,549	18%	1,491	20%
Other income (expense), net	(1)	—	(24)	—
Income before income taxes	1,548	18%	1,467	20%
Provision for income taxes	283	3%	363	5%
Net income	$1,265	15%	$1,104	15%

Revenue

The majority of our revenue is derived from designing, developing, and manufacturing surgical devices. We continue to sell our rotary air motors for industrial applications, but our focus remains in medical devices. The proportion of total sales by type is as follows (in thousands, except percentages):

	Three Months Ended September 30,				Increase (Decrease) From 2019 To 2020
	2020		2019
	Dollars in thousands
		% of Net Sales		% of Net Sales
Net sales:
Medical device	$6,726	78%	$5,338	74%	26%
Industrial and scientific	164	2%	163	2%	1%
Dental and component	62	1%	71	1%	(13%)
NRE & proto-types	10	—	153	2%	(94%)
Repairs and other	1,628	19%	1,515	21%	9%
	$8,590	100%	$7,240	100%	19%

Certain of our medical device products utilize proprietary designs developed by us under exclusive development and supply agreements. All of our medical device products utilize proprietary manufacturing methods and know-how, and are manufactured in our Irvine, California facility. Details of our medical device sales by type is as follows (in thousands, except percentages):

	Three Months Ended September 30,				Increase (Decrease) From 2019 To 2020
	2020		2019
	Dollars in thousands
		% of Med Device Sales		% of Med Device Sales
Medical device sales:
Orthopedic	$3,689	55%	$4,324	81%	(15%)
CMF	1,511	23%	1,014	19%	49%
Thoracic	1,526	22%	—	—	100%
	$6,726	100%	$5,338	100%	26%

Our medical device revenue increased $1.4 million, or 26%, in the first quarter of fiscal 2021 compared to the corresponding period of the prior fiscal year due primarily to deliveries of our newest thoracic drivers to one of our largest customers in the amount of $1.5 million. Sales of our compact pneumatic air motors, remained flat, as expected, due to limited efforts to market these legacy devices. Sales of our dental products and components decreased $9,000, or 13%, in the first quarter of fiscal 2021 comparted to the corresponding quarter of the prior fiscal year. We will continue to experience future declines in this area as we are no longer manufacturing dental products, but rather simply selling remaining inventory. Our NRE and proto-type revenue decreased $143,000 in the first quarter of fiscal 2021 compared to the corresponding period of the prior fiscal year, due to negligible billable contracts in the current fiscal first quarter.

Repair revenue increased by $113,000 in the first quarter of fiscal 2021 compared to the corresponding period of the prior fiscal year, due to increased repairs of the orthopedic handpiece we sell to our largest customer. Typically, upon initial product launch, repair revenue is minimal as most repairs are typically covered under warranty, but as the products mature in the marketplace and after a certain number of routine duty cycles in the operating room, repairs generally increase.

At September 30, 2020, we had a backlog of approximately $14.8 million, of which $14.7 million is scheduled for delivery during the remainder of fiscal 2021. Our backlog represents firm purchase orders received and acknowledged from our customers and does not include all revenue expected to be generated from existing customer contracts. We may experience variability in our new order bookings due to various reasons, including, but not limited to, the timing of major new product launches and customer planned inventory builds. However, we do not typically experience seasonal fluctuations in our shipments and revenues.

Cost of Sales and Gross Margin

	Three Months Ended September 30,				Increase (Decrease) From 2019 To 2020
	2020		2019
	Dollars in thousands
		% of Net Sales		% of Net Sales
Cost of sales:
Product costs	$4,915	58%	$4,470	62%	10%
Under-(over) absorption of manufacturing costs	94	1%	(13)	—	823%
Inventory and warranty charges	106	1%	3	—	3,433%
Total cost of sales	$5,115	60%	$4,460	62%	15%
Gross profit and gross margin	$3,475	40%	$2,780	38%	25%

Cost of sales for the three-month period ended September 30, 2020 increased by $655,000, or 15%, compared to the corresponding period of the prior fiscal year, consistent with the 19% increase in revenue for the same period. Product costs increased by 10% during the three months ended September 30, 2020, compared to the corresponding period of the prior fiscal year, due to higher overhead rates in both machine shop and assembly. Costs related to inventory and warranty charges increased $103,000 in the first quarter of fiscal 2021 compared to the corresponding quarter of fiscal 2020, due primarily to a current year accrual for the replacement cost of batteries due to one of our customers. No similar costs were incurred in the first quarter of fiscal 2020.

Gross profit increased by approximately $695,000, or 25%, for the three months ended September 30, 2020, compared to the corresponding period of the prior fiscal year, and gross margin as a percentage of sales increased by approximately two percentage points between such periods, primarily as a result of product mix.

Operating Costs and Expenses

	Three Months Ended September 30,				Increase (Decrease) From 2019 To 2020
	2020		2019
	Dollars in thousands
		% of Net Sales		% of Net Sales
Operating expenses:
Selling expenses	$130	1%	$142	2%	(9%)
General and administrative expenses	705	8%	663	9%	6%
Research and development costs	1,091	13%	484	7%	125%
	$1,926	22%	$1,289	18%	49%

Selling expenses consist of salaries and other personnel-related expenses in support of business development, as well as trade show attendance, advertising and marketing expenses, and travel and related costs incurred in generating and maintaining our customer relationships. Selling expenses for the three months ended September 30, 2020 decreased $12,000, or 9%, compared to the corresponding year-earlier period. The decrease is primarily due to decreased travel and related expenses due to the COVID-19 pandemic.

General and administrative expenses (“G&A”) consist of salaries and other personnel-related expenses of our accounting, finance, and human resources personnel, professional fees, directors’ fees, and other costs and expenses attributable to being a public company. G&A increased by $42,000 for the three months ended September 30, 2020, when compared to the corresponding period of the prior fiscal year. The increase in total G&A expenses was primarily related to increased bonus accruals and increased costs associated with being a public company.

Research and development costs generally consist of compensation and other personnel-related costs of our engineering and support personnel, related professional and consulting fees, patent-related fees, lab costs, materials, and travel and related costs incurred in the development and support of our products. Research and development costs increased $607,000 for the quarter ended September 30, 2020, compared to the corresponding prior year period. The increase is due primarily to increased salaries and personnel-related costs in the amount of $198,000 due to an increase in engineering staff, as well as an increase in the amount of $403,000 in engineering projects for new product development.

Although the majority of our research and development costs relate to sustaining activities related to products we currently manufacture and sell, we have created a product roadmap to develop future products. Research and development costs represent between 38% and 57% of total operating expenses for all periods presented, and are expected to increase in the future as we continue to invest in product development. The amount spent on projects under development, along with the current estimated commercial launch date and estimated recurring annual revenue, is summarized below (in thousands):

	For the Three Months Ended September 30,
	2020	2019	Market Launch(1)	Est Annual Revenue
Total Research & Development costs:	$1,091	$484

Products in development:
ENT Shaver	$183	$89	Q2 2021	$1,000
VITAL Ventilator	57	—	Q3 2021	$1,500
CMF Driver	189	17	Q1 2021	$1,000
Sustaining & Other	662	378
Total	$1,091	$484

(1)	Represents the calendar quarter of expected market launch.

In the fourth quarter of fiscal 2020, we were one of eight US-based companies awarded a license to manufacture the Jet Propulsion Laboratory’s Ventilator Intervention Technology Accessible Locally (“VITAL”), a high-pressure, lower cost ventilator. In order to manufacture this product, we will require a full clean room, which we plan to install in our Tustin facility, (assuming we close on the property which is expected to occur on or around November 6, 2020). We are also nearing completion on the verification and validation of a new CMF driver, which we will be selling to our existing largest customer under a distribution agreement, executed in the first quarter of fiscal 2021. Finally, we also anticipate the release to manufacture of a new ENT Shaver in the spring of 2021 and our Director of Business Development is working with a promising medical device distributor to commercialize this product.

Other Income (Expense), net

The interest expense recorded during the quarters ended September 30, 2020 and 2019, relates to our Minnesota Bank and Trust (“MBT”) loan described more fully in Note 9 to the condensed financial statements contained elsewhere in this report. The interest income recorded during the quarter ended September 30, 2020 and 2019, in the amount of approximately $41,000 and $27,000, respectively, consists primarily of interest and dividends from our investments and money market accounts. The miscellaneous income recorded during the quarters ended September 30, 2020 and 2019, includes $12,000 of realized gains from the sale of marketable securities and $8,500 in interest income on a note receivable, respectively.

Income Tax Expense

The effective tax rate for the three months ended September 30, 2020 and 2019, is 18% and 25%, respectively. The current year effective tax rate is less than the statutory rate due primarily to a tax benefit recognized as a result of the common stock awarded to our employees described more fully in Note 7 to the condensed financial statements contained elsewhere in this report.

Liquidity and Capital Resources

Cash and cash equivalents at September 30, 2020, decreased $1.2 million to $5.2 million as compared to $6.4 million at June 30, 2020. The following table includes a summary of our condensed statements of cash flows contained elsewhere in this report.

	As of and For the Three Months Ended September 30,
	2020	2019
	(in thousands)
Cash provided by (used in):
Operating activities	$(888)	$908
Investing activities	$25	$(1,323)
Financing activities	$(356)	$(825)

Cash and Working Capital:
Cash and cash equivalents	$5,202	$6,502
Working capital	$18,087	$16,809

Operating Activities

Net cash used by operating activities during the three months ended September 30, 2020, totaled $888,000. The primary sources of cash arose from our net income for the quarter of $1,265,000, as well as non-cash depreciation and amortization of $150,000, offset by an increase in accounts receivable of $986,000 due to extended payment terms from our largest customers, a decrease in accounts payable and accrued expenses of $767,000, as well as payments for income taxes in the amount of $747,000.

Net cash provided by operating activities during the three months ended September 30, 2019, totaled $908,000. The primary sources of cash arose from (a) our net income for the quarter of $1.1 million, as well as non-cash depreciation and amortization of $138,000, (b) a decrease of $931,000 in accounts receivable due to more timely collection of receivables from our largest customer, and (c) a decrease in prepaid expenses and other current assets of $391,000. Uses of cash arose from primarily from a decrease of $1.0 million in accounts payable and accrued expenses, as well as an increase in inventory of $605,000 primarily related to the thoracic driver and related batteries and accessories.

Investing Activities

Net cash provided by investing activities for the three months ended September 30, 2020, was $25,000 and related primarily to the sale of marketable equity securities in the amount of $115,000 offset by the purchase of capitalized equipment and software in the amount of $89,000.

Net cash used in investing activities for the three months ended September 30, 2019, was $1.3 million and related primarily to the purchase of marketable equity securities in the amount of $1.3 million and manufacturing equipment in the amount of $61,000.

Financing Activities

Net cash used in financing activities for the three months ended September 30, 2020, included payments of $161,000 on our term loan from MBT more fully described in Note 9 to the condensed financial statements contained elsewhere in this report as well as $259,000 of employee payroll taxes related to the award of 40,000 shares of common stock to employees under previously granted performance awards.

Net cash used in financing activities for the three months ended September 30, 2019, included the repurchase of $681,000 of common stock pursuant to our share repurchase program, as well as payments of $159,000 on our term loan from MBT more fully described in Note 9 to the condensed financial statements contained elsewhere in this report.

Financing Facilities & Liquidity Requirements for the Next Twelve Months

As of September 30, 2020, our working capital was $18.1 million. We currently believe that our existing cash and cash equivalent balances together with our account receivable balances will provide us sufficient funds to satisfy our cash requirements as our business is currently conducted for at least the next 12 months. Importantly, our largest customer changed their payment terms from net 30 to net 90 during the first quarter of fiscal 2021, in conjunction with a contract amendment, and we therefore anticipate an increase in receivables over the next fiscal quarter, which will adversely impact our cash flows from operations in the short term. In addition to our cash and cash equivalent balances, we expect to derive a portion of our liquidity from our cash flows from operations. We may also borrow against our $2.0 million Revolving Loan with Minnesota Bank & Trust, which we plan to renew. (See Note 9 to condensed financial statements contained elsewhere in this report).

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer and principal accounting officer) have concluded based on their evaluation as of September 30, 2020, that our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) are effective. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer and principal accounting officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

During the three months ended September 30, 2020, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 1A. RISK FACTORS

Our business, future financial condition, and results of operations are subject to a number of factors, risks, and uncertainties, which are disclosed in Item 1A, entitled “Risk Factors” in Part I of our Annual Report on Form 10-K for our fiscal year ended June 30, 2020, as well as any amendments thereto or additions and changes thereto contained in this quarterly report on Form 10-Q for the quarter ended September 30, 2020. Additional information regarding some of those risks and uncertainties is contained in the notes to the condensed financial statements included elsewhere in this report and in Part I, Item 2, of this report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The risks and uncertainties disclosed in our Form 10-K, our quarterly reports on Form 10-Q and other reports filed with the SEC are not necessarily all of the risks and uncertainties that may affect our business, financial condition and results of operations in the future.  There have been no material changes to the risk factors as disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2020.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 6. EXHIBITS

Exhibit	Description
10.1

Standard Offer, Agreement and Escrow Instructions for Purchase of Real Estate dated September 1, 2020 by and between Pro-Dex, Inc. and 14401 Franklin, LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed September 8, 2020).

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

PRO-DEX, INC.

Date: November 5, 2020	By:	/s/ Richard L. Van Kirk
Richard L. Van Kirk
Chief Executive Officer (principal executive officer)

Date: November 5, 2020	By:	/s/ Alisha K. Charlton
Alisha K. Charlton
Chief Financial Officer (principal financial officer and principal accounting officer)

EXHIBIT INDEX

Exhibit	Description
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document