Form 10-Q
period 2020-12-31
PRO DEX INC
filed 2021-02-04
CIK 788920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended DECEMBER 31, 2020
OR
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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 3,860,639 shares of common stock, no par value, as of February 2, 2021.

PRO-DEX, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2020

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PRO-DEX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share amounts)

	December 31, 2020	June 30, 2020
ASSETS
Current Assets:
Cash and cash equivalents	$5,523	$6,421
Investments	2,884	2,560
Accounts receivable, net of allowance for doubtful accounts of $4 and $6 at December 31, 2020 and at June 30, 2020, respectively	4,621	5,155
Deferred costs	138	155
Inventory	9,152	8,238
Prepaid expenses and other current assets	392	145
Total current assets	22,710	22,674
Land and building, net	6,484	—
Equipment and leasehold improvements, net	2,704	2,686
Right of use asset, net	2,777	2,943
Intangibles, net	158	162
Deferred income taxes, net	259	259
Investments	3,238	2,360
Other assets	42	42
Total assets	$38,372	$31,126

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,470	$1,965
Accrued expenses	1,785	2,411
Deferred revenue	200	200
Note payable and capital lease obligations	479	651
Total current liabilities	4,934	5,227
Lease liability, net of current portion	2,609	2,750
Income taxes payable	615	804
Notes and capital leases payable, net of current portion	8,375	3,283
Total non-current liabilities	11,599	6,837
Total liabilities	16,533	12,064
Shareholders’ equity:
Common shares; no par value; 50,000,000 shares authorized; 3,860,639 and 3,811,137 shares issued and outstanding at December 31, 2020 and June 30, 2020, respectively	12,621	12,752
Accumulated other comprehensive income (loss)	(280)	(1,586)
Retained earnings	9,498	7,896
Total shareholders’ equity	21,839	19,062
Total liabilities and shareholders’ equity	$38,372	$31,126

The accompanying notes are an integral part of these condensed consolidated financial statements.

PRO-DEX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019

Net sales	$8,265	$7,961	$16,855	$15,201
Cost of sales	5,669	5,097	10,784	9,557
Gross profit	2,596	2,864	6,071	5,644

Operating expenses:
Selling expenses	150	135	280	277
General and administrative expenses	936	664	1,641	1,327
Research and development costs	989	397	2,080	881
Total operating expenses	2,075	1,196	4,001	2,485

Operating income	521	1,668	2,070	3,159
Interest expense	(75)	(63)	(129)	(122)
Interest and other income	20	33	61	68
Gain on sale of investments	—	—	12	—
Income from operations before income taxes	466	1,638	2,014	3,105
Income tax expense	(129)	(389)	(412)	(751)
Net income	$337	$1,249	$1,602	$2,354
Other comprehensive income, net of tax:
Unrealized income from marketable equity investments	1,413	705	1,306	649
Comprehensive income	$1,750	$1,954	$2,908	$3,003

Basic net income per share:
Net income	$0.09	$0.32	$0.42	$0.59
Diluted net income per share:
Net income	$0.08	$0.31	$0.40	$0.58

Weighted average common shares outstanding:
Basic	3,861	3,950	3,856	3,979
Diluted	4,012	4,053	4,014	4,082
Common shares outstanding	3,861	3,884	3,861	3,884

The accompanying notes are an integral part of these condensed consolidated financial statements.

PRO-DEX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the Three and Six Months Ended December 31, 2020 and 2019

(Unaudited)

(In thousands)

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019
Common shares:
Balance, beginning of period	$12,583	$15,161	$12,752	$15,815
Share-based compensation expense	38	8	64	19
Share repurchases	—	(1,535)	—	(2,215)
Shares withheld from common stock issued to pay employee payroll taxes	—	—	(259)	—
Exercise of stock options	—	—	39	—
ESPP shares issued	—	—	25	15
Balance, at end of period	$12,621	$13,634	$12,621	$13,634

Accumulated other comprehensive income (loss):
Balance, beginning of period	$(1,693)	$(605)	$(1,586)	$(549)
Net change in unrealized gain from marketable securities, net of taxes	1,413	705	1,306	649
Balance, at end of period	$(280)	$100	$(280)	$100

Retained earnings:
Balance, beginning of period	$9,161	$2,889	$7,896	$1,742
Cumulative effect of change in accounting principle	—	—	—	42
Net income	337	1,249	1,602	2,354
Balance, at end of period	$9,498	$4,138	$9,498	$4,138

Total shareholders’ equity	$21,839	$17,872	$21,839	$17,872

The accompanying notes are an integral part of these condensed consolidated financial statements.

PRO-DEX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended December 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,602	$2,354
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	320	282
Share-based compensation	64	19
Non-cash lease expense	15	22
Amortization of loan fees	5	4
Gain on sale of investments	(12)	—
Deferred income taxes	—	97
Bad debt expense (recovery)	(2)	17
Changes in operating assets and liabilities:
Accounts receivable and other current receivables	535	1,400
Deferred costs	18	(62)
Inventory	(913)	(1,569)
Prepaid expenses and other assets	(247)	430
Accounts payable and accrued expenses	(110)	(771)
Deferred revenue	—	145
Income taxes payable	(190)	190
Net cash provided by operating activities	1,085	2,558

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	—	(1,271)
Purchases of equipment and leasehold improvements	(316)	(317)
Proceeds from sale of investments	115	—
Purchase of land and building	(6,499)	—
Increase in intangibles	(3)	(23)
Net cash used in investing activities	(6,703)	(1,611)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchases of common stock	—	(2,215)
Proceeds from exercise of options and ESPP contributions	64	15
Payment of employee payroll taxes on net issuance of common stock	(259)	—
Proceeds from Minnesota Bank & Trust long-term debt, net of fees	5,176	—
Principal payments on notes payable and capital lease	(261)	(314)
Net cash provided by (used in) financing activities	4,720	(2,514)

Net decrease in cash and cash equivalents	(898)	(1,567)
Cash and cash equivalents, beginning of period	6,421	7,742
Cash and cash equivalents, end of period	$5,523	$6,175

The accompanying notes are an integral part of these condensed consolidated financial statements.

PRO-DEX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

(Unaudited)

(In thousands)

	Six Months Ended December 31,
	2020	2019
Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest	$101	$103
Income taxes	$754	$13

Non-cash investing and financing activity:
Cashless stock option exercise	$4	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

PRO-DEX, INC.

NOTES TO CONSDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Pro-Dex, Inc. (“we,” “us,” “our,” “Pro-Dex,” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q and Regulation S-K. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These financial statements should be read in conjunction with the financial statements presented in our Annual Report on Form 10-K for the fiscal year ended June 30, 2020. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results of operations for such interim periods are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended June 30, 2020.

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

In August 2020, we formed a wholly-owned subsidiary, PDEX Franklin, LLC (“PDEX Franklin”), to hold title for an approximate 25,000 square foot industrial building in Tustin, California (the “Franklin Property”) that we acquired on November 6, 2020 in order to allow for the continued growth of our business. The consolidated financial statements include the accounts of the Company and PDEX Franklin and all significant inter-company accounts and transactions have been eliminated. This subsidiary has no separate operations.

NOTE 3. COMPOSITION OF CERTAIN FINANCIAL STATEMENT ITEMS

Inventory

Inventory is stated at the lower of cost (first-in, first-out) or net realizable value and consists of the following (in thousands):

	December 31, 2020	June 30, 2020
Raw materials/purchased components	$4,019	$4,241
Work in process	2,328	2,339
Sub-assemblies/finished components	2,226	1,438
Finished goods	579	220
Total inventory	$9,152	$8,238

PRO-DEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Investments

Investments are stated at market value and consist of the following (in thousands):

	December 31, 2020	June 30, 2020
Marketable equity securities - short-term	$2,884	$2,560
Marketable equity securities - long-term	3,238	2,360
Total marketable equity securities	$6,122	$4,920

Investments at December 31, 2020 and June 30, 2020 had an aggregate cost basis of $6,380,000 and $6,483,000, respectively. The long-term investments include equity investments of thinly traded securities that we classified as long term in nature because if we decide to sell these securities we may not be able to sell our position within one year. At December 31, 2020, the investments included net unrealized losses of $258,000 (gross unrealized losses of $789,000 offset by gross unrealized gains of $531,000). During the quarter ended December 31, 2020, we incurred net unrealized gains of $1,413,000. At June 30, 2020, the investments included net unrealized losses of $1,563,000 (gross unrealized losses of $1,703,000 offset by gross unrealized gains of $140,000).

Of the total marketable equity securities at December 31, 2020 and June 30, 2020, $1,510,000 and $847,000, respectively, represent an investment in the common and preferred stock of Air T, Inc. Two of our Board members are also board members of Air T, Inc. and both either individually or through affiliates own an equity interest in Air T, Inc. Our Chairman, one of the two Board members aforementioned, also serves as the Chief Executive Officer and Chairman of Air T, Inc. The common stock was purchased through 10b5-1 Plans, and the preferred stock was purchased through the exercise of issued warrants and, in both cases, in accordance with our internal policies regarding the approval of related party transactions, the purchases were approved by our three Board members that are not affiliated with Air T, Inc.

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

Land and building

Land and building consist of the following (in thousands):

	December 31, 2020	June 30, 2020
Land	$3,684	$—
Building	2,815	—
Total	6,499	—
Less: accumulated depreciation	(15)	—
	$6,484	$—

On November 6, 2020 we acquired the Franklin Property for a total purchase price of $6.5 million, of which we paid $1.3 million in cash and the balance of $5.2 we financed through Minnesota Bank & Trust (“MBT”) (see Note 9). As of the date of this filing, we are continuing our build-out of the property, which we expect to complete in the fourth quarter of this fiscal year. The building is being amortized on a straight-line basis over a period of 30 years.

PRO-DEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Intangibles

Intangibles consist of the following (in thousands):

	December 31, 2020	June 30, 2020
Patent-related costs	$225	$222
Less accumulated amortization	(67)	(60)
	$158	$162

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

NOTE 4. WARRANTY

The warranty accrual is based on historical costs of warranty repairs and expected future identifiable warranty expenses and is included in accrued expenses in the accompanying balance sheets. As of December 31 and June 30, 2020, the warranty reserve amounted to $347,000 and $213,000, respectively. Warranty expenses are included in cost of sales in the accompanying statements of operations. Changes in estimates to previously established warranty accruals result from current period updates to assumptions regarding repair costs and warranty return rates and are included in current period warranty expense. Warranty expense relating to new product sales and changes to estimates for the three months ended December 31, 2020 and 2019 was $182,000 and $44,000, respectively, and for the six months ended December 31, 2020 and 2019 was $254,000 and $56,000, respectively.

Information regarding the accrual for warranty costs for the three and six months ended December 31, 2020 and 2019 are as follows (in thousands):

	As of and for the Three Months Ended December 31,
	2020	2019
Beginning balance	$190	$126
Accruals during the period	175	28
Changes in estimates of prior period warranty accruals	7	16
Warranty amortization	(25)	(29)
Ending balance	$347	$141

	As of and for the Six Months Ended December 31,
	2020	2019
Beginning balance	$213	$136
Accruals during the period	255	53
Changes in estimates of prior period warranty accruals	(1)	3
Warranty amortization	(120)	(51)
Ending balance	$347	$141

PRO-DEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 5. NET INCOME PER SHARE

We calculate basic net income per share by dividing net income by the weighted-average number of common shares outstanding during the reporting period. The weighted-average number of common shares outstanding reflects the effects of potentially dilutive securities, in income generating periods, which consist entirely of outstanding stock options and performance awards.

The following table presents reconciliations of the numerators and denominators of the basic and diluted earnings per share computations for net income. In the tables below, income amounts represent the numerator, and share amounts represent the denominator (in thousands, except per share amounts):

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019
Basic:
Net income	$337	$1,249	$1,602	$2,354
Weighted average shares outstanding	3,861	3,950	3,856	3,979
Basic income per share	$0.09	$0.32	$0.42	$0.59
Diluted:
Net income	$337	$1,249	$1,602	$2,354
Weighted average shares outstanding	3,861	3,950	3,856	3,979
Effect of dilutive securities	151	103	158	103
Weighted average shares used in calculation of diluted earnings per share	4,012	4,053	4,014	4,082
Diluted income per share	$0.08	$0.31	$0.40	$0.58

NOTE 6. INCOME TAXES

Deferred income taxes are provided on a liability method whereby deferred tax assets and liabilities are recognized for temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Significant management judgment is required in determining our provision for income taxes and the recoverability of our deferred tax assets. Such determination is based primarily on our historical taxable income, with some consideration given to our estimates of future taxable income by jurisdictions in which we operate and the period over which our deferred tax assets would be recoverable.

We recognize accrued interest and penalties related to unrecognized tax benefits when applicable. As of December 31, 2020, no interest or penalties applicable to our unrecognized tax benefits have been accrued since we have sufficient tax attributes available to fully offset any potential assessment of additional tax.

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

In September 2016, our Board approved the establishment of the 2016 Equity Incentive Plan, which was approved by our shareholders at our 2016 Annual Meeting. The 2016 Equity Incentive Plan provides for the award of up to 1,500,000 shares of our common stock in the form of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted shares, restricted stock units, performance awards, and other stock-based awards. As of December 31, 2020, 200,000 performance awards and 310,000 non-qualified stock options have been granted under the 2016 Equity Incentive Plan.

Former Stock Option Plans

No options were granted under the Former Stock Option Plans during the three or six months ended December 31, 2020 and 2019.

As of December 31, 2020, there was no unrecognized compensation cost under the Former Stock Option Plans, as all outstanding stock options are fully vested. As of December 31, 2020, the options outstanding had a weighted average remaining contractual life of 0.92 years and an intrinsic value of $919,000. Following is a summary of stock option activity for the six months ended December 31, 2020 and 2019:

	Six Months Ended December 31,
	2020		2019
	Number of Shares	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Exercise Price
Outstanding at July 1,	54,000	$1.86	54,000	$1.86
Options granted	—	—	—	—
Options exercised	(22,500)	1.94	—	—
Options forfeited	—	—	—	—
Outstanding at end of period	31,500	$1.81	54,000	$1.86
Stock Options Exercisable at December 31,	31,500	$1.81	54,000	$1.86

Performance Awards

In December 2017, the Compensation Committee of our Board of Directors granted 200,000 performance awards to our employees, which will generally be paid in shares of our common stock. Whether any performance awards vest, and the amount that does vest, is tied to the completion of service periods that range from 7 months to 9.5 years at inception and the achievement of our common stock trading at certain pre-determined prices. The weighted average fair value of the performance awards granted was $4.46, calculated using the weighted average fair market value for each award, using a Monte Carlo simulation. In February 2020, the Compensation Committee reallocated 48,000 previously forfeited awards, having the same remaining terms and conditions, to certain other employees. The weighted average fair value of the performance awards reallocated in 2020 was $16.90, calculated using the weighted average fair market value for each award, using a Monte Carlo simulation. During the three months ended December 31, 2020 and 2019, we recorded share-based compensation expense of $21,000 and $8,000, respectively, related to outstanding performance awards. During the six months ended December 31, 2020 and 2019, we recorded share-based compensation expense of $42,000 and $16,000, respectively, related to outstanding performance awards. On December 31, 2020, there was approximately $202,000 of unrecognized compensation cost related to non-vested performance awards expected to be expensed over the weighted-average period of 3.49 years.

PRO-DEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

On July 1, 2020, it was determined by the Compensation Committee of our Board of Directors that the second of five tranches of 40,000 performance awards had been achieved and participants were awarded 40,000 shares of common stock. Each participant elected a net issuance to cover their individual withholding taxes and, therefore, we issued 25,629 shares and paid $259,000 of participant-related payroll tax liabilities.

Non-Qualified Stock Options

In December 2020, the Compensation Committee of our Board of Directors granted 310,000 stock options to our directors and certain employees under the 2016 Equity Incentive Plan. Whether any stock options vest, and the amount that does vest, is tied to the completion of service periods that range from 18 months to 10.5 years at inception and the achievement of our common stock trading at certain pre-determined prices. We recorded compensation expense of $18,000 for the three and six months ended December 31, 2020, related to these options. The weighted average fair value of the stock option awards granted was calculated using a Monte Carlo simulation.

Employee Stock Purchase Plan

In September 2014, our Board approved the establishment of an Employee Stock Purchase Plan (the “ESPP”), which was approved by our shareholders at our 2014 Annual Meeting. The ESPP conforms to the provisions of Section 423 of the Internal Revenue Code, has coterminous offering and purchase periods of six months, and bases the pricing to purchase shares of our common stock on a formula so as to result in a per share purchase price that approximates a 15% discount from the market price of a share of our common stock at the end of the purchase period. The Board of Directors also approved the provision that shares formerly reserved for issuance under the Former Stock Option Plans in excess of shares issuable pursuant to outstanding options under those plans, aggregating 704,715 shares, be reserved for issuance pursuant to the ESPP.

During the three months ended December 31, 2020 and 2019, we did not record any share-based compensation expense relating to the ESPP, due to the fact that no six-month offering period ended during either quarter. During the six months ended December 31, 2020 and 2019, 1,485 and 1,292 shares of our common stock were purchased under the ESPP, respectively, and allocated to employees based upon their contributions at prices of $16.94 and $11.76, respectively, per share. On a cumulative basis, since the inception of the ESPP, employees have purchased a total of 23,271 shares of our common stock. During the six months ended December 31, 2020 and 2019, we recorded share-based compensation expense in the amount of $4,000 and $3,000, respectively, relating to the ESPP.

NOTE 8. MAJOR CUSTOMERS AND SUPPLIERS

Information with respect to customers that accounted for sales in excess of 10% of our total sales in either of the three-month and the six-month periods ended December 31, 2020 and 2019 is as follows (in thousands, except percentages):

	Three Months Ended December 31,
	2020		2019
	Amount	Percent of Total	Amount	Percent of Total

Net sales	$8,265	100%	$7,961	100%

Customer concentration:
Customer 1	$5,809	70%	$5,655	71%
Customer 2	1,221	15%	697	9%
Customer 3	658	8%	797	10%
Total	$7,688	93%	$7,149	90%

PRO-DEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	Six Months Ended December 31,
	2020		2019
	Amount	Percent of Total	Amount	Percent of Total

Net sales	$16,855	100%	$15,201	100%

Customer concentration:
Customer 1	10,978	65%	11,067	73%
Customer 2	3,391	20%	1,121	7%
Customer 3	1,127	7%	1,340	9%
Total	$15,496	92%	$13,528	89%

Information with respect to accounts receivable from those customers who comprised more than 10 % of our gross accounts receivable at either December 31, 2020 or June 30, 2020, is as follows (in thousands, except percentages):

	December 31, 2020		June 30, 2020
Total gross accounts receivable	$4,625	100%	$5,161	100%

Customer concentration:
Customer 1	$2,616	57%	$2,205	42%
Customer 2	1,385	30%	1,593	31%
Customer 3	309	6%	972	19%
Total	$4,310	93%	$4,770	92%

During the three months ended December 31, 2020, we had three suppliers accounting for 10% or more of total inventory purchases, and during the six months ended December 31, 2020, we had two suppliers that accounted for more than 10% of our total inventory purchases. During the three and six months ended December 31, 2019, we had two suppliers that accounted for more than 10% of our total inventory purchases. Amounts owed to the fiscal 2021 two most significant suppliers at December 31, 2020 totaled $656,000 and $345,000, respectively, and at June 30, 2020 totaled $161,000 and $245,000, respectively.

NOTE 9. NOTES PAYABLE AND FINANCING TRANSACTIONS

Minnesota Bank & Trust

On November 6, 2020 (the “Closing Date”), PDEX Franklin, a newly created wholly owned subsidiary of the Company, purchased the Franklin Property. A portion of the purchase price was financed by a loan from MBT to PDEX Franklin in the principal amount of $5,207,472 (the “Property Loan”) pursuant to a Loan Agreement, dated as of the Closing Date, between PDEX Franklin and MBT (the “Property Loan Agreement”) and corresponding Term Note (the “Property Note”) issued by PDEX Franklin in favor of MBT on the Closing Date. The Property Loan is secured by the Franklin Property pursuant to a Deed of Trust with Assignment of Leases and Rents, Security Agreement and Fixture Filing in favor of MBT (the “Deed”) and by an Assignment of Leases and Rents by PDEX Franklin in favor of MBT (the “Rents Assignment”). We paid loan origination fees to MBT on the Closing Date in the amount of $26,037.

PRO-DEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The Property Loan bears interest at a fixed rate of 3.55% per annum, which is subject to a 3% increase upon an event of default. Accrued interest is payable monthly beginning on December 1, 2020 and both principal and interest in the amount of approximately $30,000 are due and payable on the first day of each subsequent month until the maturity date of November 1, 2030 (the “Maturity Date”), at which time a balloon payment in the amount of $3.1 million is due. Any prepayment of the Property Loan (other than monthly scheduled interest and principal payments), is subject to a prepayment fee equal to 4% of the principal amount prepaid for any prepayment made during the first or second year, 3% of the principal amount prepaid for any prepayment made during the third or fourth year, 2% of the principal amount prepaid for any prepayment made during the fifth or sixth year, and 1% of the principal amount prepaid for any prepayment made during the seventh or eighth year. The Property Loan Agreement, Property Note, Deed, and Rents Assignment each contain representations, warranties, covenants, and events of default that are customary for a loan of this type.

On the Closing Date, we also entered into an Amended and Restated Credit Agreement with MBT (the “Amended Credit Agreement”), providing for a $7,525,000 amended and restated term loan (the “Term Loan A”), a $1,000,000 term loan (the “Term Loan B”), and a $2,000,000 amended and restated revolving loan (the “Revolving Loan” and, together with the Term Loan A and the Term Loan B, collectively, the “Loans”), evidenced by an Amended and Restated Term Note A (“Term Note A”), a Term Note B, and an Amended and Restated Revolving Credit Note (the “Revolving Note”) made by us in favor of MBT. The Loans are secured by substantially all of the Company’s assets pursuant to a Security Agreement entered into on September 6, 2018 between the Company and MBT. The Term Note A had an outstanding principal balance of $3,770,331 as of the Closing Date and may be borrowed against through May 30, 2021 (the “Commitment Period”). The Term Note B has a zero balance as of the Closing Date and may be borrowed against through the Commitment Period. We plan to draw against the Term Note B during the Commitment Period for the purpose of making improvements to the Franklin property described in Note 3.

The Term Loan A matures on November 1, 2027 and bears interest at a fixed rate of 3.84% per annum. Initial payments on the Term Loan A of interest only are due on December 1, 2020 through June 1, 2021. Commencing July 1, 2021 and continuing on the first day of each month thereafter until the maturity date, we are required to make payments of principal and interest on Term Loan A of $109,168.18 (if the outstanding principal balance on June 1, 2021 is the full $7,525,000) and proportionately reduced if the principal balance is less than that amount plus any additional accrued and unpaid interest through the date of payment. As of the date of this filing, we have not borrowed any additional amounts against Term Loan A. The balance owed on Term Loan A as of December 31, 2020 is $3.7 million.

The Term Loan B matures on November 1, 2027 and bears interest at a fixed rate of 3.84% per annum. Initial payments on the Term Loan B of interest only are due on December 1, 2020 through June 1, 2021. Commencing July 1, 2021 and continuing on the first day of each month thereafter until the maturity date, we are required to make payments of principal and interest on Term Loan B of $14,507.40, (if the outstanding principal balance on June 1, 2021 is the full $1,000,000) and proportionately reduced if the principal balance is less than that amount plus any additional accrued and unpaid interest through the date of payment. As of December 31, 2020, we had not made any draws against Term Note B.

The Revolving Loan may be borrowed against from time to time through its maturity date of November 5, 2021, unless earlier terminated pursuant to its terms, and bears interest at an annual rate equal to the greater of (a) 3.25% or (b) the prime rate as published in the Money Rates section of the Wall Street Journal. Commencing on the first day of each month after we initially borrow against the Revolving Loan and each month thereafter until maturity, we are required to pay all accrued and unpaid interest on the Revolving Loan through the date of payment. Any principal on the Revolving Loan that is not previously prepaid shall be due and payable in full on the maturity date (or earlier termination of the Revolving Loan). No amounts have been drawn against the Revolving Loan.

Any payment on the Loans not made within seven days after the due date is subject to a late payment fee equal to 5% of the overdue amount. Upon the occurrence and during the continuance of an event of default, the interest rate of all Loans will be increased by 3% and MBT may, at its option, declare the Loans immediately due and payable in full.

The Amended Credit Agreement, Security Agreement, Term Note A, Term Note B, and Revolving Note contain representations and warranties, affirmative, negative and financial covenants, and events of default that are customary for loans of this type.

PRO-DEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 10. COMMON STOCK

Share Repurchase Program

In December 2019, our Board approved a new share repurchase program authorizing us to repurchase up to 1 million shares of our common stock, as the prior repurchase plan authorized by the Board in 2013 was nearing completion. In accordance with, and as part of, these share repurchase programs, our Board approved the adoption of several prearranged share repurchase plans intended to qualify for the safe harbor provided by Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (“10b5-1 Plan” or “Plan”). During the three and six months ended December 31, 2020, we did not repurchase any shares under the repurchase program. During the three and six months ended December 31, 2019, we repurchased 106,897 and 156,685 shares, respectively, at an aggregate cost, inclusive of fees under the Plan, of $1,535,000 and $2,215,000, respectively. On a cumulative basis, since implementation of the share repurchase program in 2013, we have repurchased a total of 819,325 shares under the share repurchase program at an aggregate cost, inclusive of fees, of $8.5 million. All repurchases under the 10b5-1 Plans were administered through an independent broker.

At The Market Offering Agreement

In December 2020, our Board approved an ATM Agreement with Ascendiant Capital Markets, LLC (“Ascendiant”). The ATM Agreement allows us to sell shares of our common stock in transactions that are deemed to be “at-the-market” equity offerings as defined in Rule 415 under the Securities Act of 1933, as amended, including sales made by means of ordinary brokers’ transactions, including on Nasdaq. In connection with the ATM Agreement, we entered into a prearranged stock sales plan with Ascendiant, which is intended to qualify for the safe harbor under Rule 10b5-1 under the Exchange Act (“ATM 10b5-1 Plan”). No sales of common stock have been made under the ATM Agreement as of the date of this report, but future sales may occur pursuant to the parameters of the ATM 10b5-1 Plan or otherwise at the direction of our Board in accordance with the terms of the ATM Agreement.

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

Our operating lease ROU asset and long-term liability are presented separately on our condensed consolidated balance sheet. The current portion of our operating lease liability as of December 31, 2020, in the amount of $328,000, is presented within accrued expenses on the condensed consolidated balance sheet.

As of December 31, 2020, the maturity of our lease liability is as follows:

Operating Lease
Fiscal Year:
2021	$239
2022	489
2023	504
2024	519
2025	535
Thereafter	1,261
Total lease payments	3,547
Less imputed interest:	(610)
Total	$2,937

PRO-DEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

As of December 31, 2020, our operating lease has a remaining lease term of six years and nine months and an imputed interest rate of 5.53%. Cash paid for amounts included in the lease liability for the three and six months ended December 31, 2020 totaled $120,000 and $236,000, respectively, and for December 31, 2019 totaled $116,000 and $229,000, respectively.

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

COMPANY OVERVIEW

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of the results of operations and financial condition of Pro-Dex, Inc. (“Company,” “Pro-Dex,” “we,” “our,” or “us”) for the three-month and six-month periods ended December 31, 2020 and 2019. This discussion should be read in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this report. This report contains certain forward-looking statements and information. The cautionary statements included herein should be read as being applicable to all related forward-looking statements wherever they may appear. Our actual future results could differ materially from those discussed herein.

Except for the historical information contained herein, the matters discussed in this report, including, but not limited to, discussions of our product development plans, business strategies, strategic opportunities, and market factors influencing our results, are forward-looking statements that involve certain risks and uncertainties. Actual results may differ from those anticipated by us as a result of various factors, both foreseen and unforeseen, including, but not limited to, our ability to continue to develop new products and increase sales in markets characterized by rapid technological evolution, the impact of the COVID-19 pandemic on our suppliers, customers, and us, consolidation within our target marketplace and among our competitors, competition from larger, better capitalized competitors, and our ability to realize returns on opportunities. Many other economic, competitive, governmental, and technological factors could impact our ability to achieve our goals. You are urged to review the risks, uncertainties, and other cautionary language described in this report, as well as in our other public disclosures and reports filed with the Securities and Exchange Commission (“SEC”) from time to time, including, but not limited to, the risks, uncertainties, and other cautionary language discussed in our Annual Report on Form 10-K for our fiscal year ended June 30, 2020.

We specialize in the design, development, and manufacture of autoclavable, battery-powered and electric, multi-function surgical drivers and shavers used primarily in the orthopedic, thoracic, and maxocranial facial (“CMF”) markets. We have patented adaptive torque-limiting software and proprietary sealing solutions which appeal to our customers, primarily medical device distributors. We also manufacture and sell rotary air motors to a wide range of industries.

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

Basis of Presentation

The condensed consolidated results of operations presented in this report are not audited and those results are not necessarily indicative of the results to be expected for the entirety of the fiscal year ending June 30, 2021 or any other interim period during such fiscal year. Our fiscal year ends on June 30 and our fiscal quarters end on September 30, December 31, and March 31. Unless otherwise stated, all dates refer to our fiscal year and those fiscal quarters.

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used or changes in the accounting estimate that are reasonably likely to occur could materially change the financial statements. Management believes that there have been no significant changes during the three and six months ended December 31, 2020 to the items that we disclosed as our critical accounting policies in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended June 30, 2020.

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

Additionally, as previously disclosed, on November 6, 2020, we purchased an approximate 25,000 square foot industrial building in Tustin, California (the “Franklin Property”). This building is located approximately four miles from or Irvine, California headquarters and was acquired to provide us additional capacity for our expected continued future growth. Currently, we are continuing with our build-out of the property and have yet to transition any of our employees into the facility. We anticipate that upon completion of initial improvements, we will be able to execute on Phase I of our plan, which includes, among other things, the installation of a clean room to enable us to expand our capacity for the manufacture of batteries and new products. We expect that we will begin operations in the new facility some time during the fourth quarter of this fiscal year.

In summary, our current objectives are focused primarily on maintaining our relationships with our current medical device customers, investing in research and development activities to design Pro-Dex branded drivers to leverage our torque-limiting software, expand our manufacturing capacity through the build-out of the Franklin Property, and promoting active product development proposals to new and existing customers for orthopedic shavers, screw drivers for a multitude of surgical applications, and other medical devices, while monitoring closely the progress of all these individual endeavors. Our investments in research and development have increased disproportionately to our growth in revenue and we anticipate this to continue in the near term. These expenditures are being made in an effort to release new products and garner new customer relationships. While we expect revenue growth in the future, it may not be a consistent trajectory but rather periods of incremental growth that current expenditures are helping to create. However, there can be no assurance that we will be successful in any of these objectives.

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

As we continue to operate, we have adjusted certain policies and procedures based on applicable national, state, and local emergency orders and safety guidance that may be issued from time to time, including:

•	Non-essential employees that are able to work remotely are doing so;
•	Increased frequency of disinfectant cleanings, especially for high-touch surfaces;
•	Curtailed business travel;
•	Multiple, staggered work shifts have been implemented in order to achieve effective social distancing;
•	Provided training, education and appropriate personal protective equipment;
•	Implemented quarterly, now monthly, company-wide COVID-19 testing; and
•	Daily temperature screenings and personal affidavits of wellness.

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

While the COVID-19 pandemic has not materially adversely affected our financial results and business operations thus far, economic and health conditions in the United States and across much of the globe have changed rapidly since the end of our fiscal 2021 second quarter, and we cannot predict the full impact of the COVID-19 pandemic on our business.

Description of Business Operations

Revenue

The majority of our revenue is derived from designing, developing and manufacturing surgical devices for the medical device industry. The proportion of total sales by type is as follows (in thousands, except percentages):

	Three Months Ended December 31,				Six Months Ended December 31,
	2020		2019		2020		2019
		% of Revenue		% of Revenue		% of Revenue		% of Revenue
Net Sales:
Medical device products	$6,391	77%	$6,122	77%	$13,131	78%	$11,491	76%
Industrial and scientific	221	2%	182	2%	385	2%	345	2%
Dental and component	11	—	23	—	74	—	94	—
NRE & Prototype	120	2%	114	2%	130	1%	267	2%
Repairs and other	1,522	19%	1,520	19%	3,135	19%	3,004	20%
	$8,265	100%	$7,961	100%	$16,855	100%	$15,201	100%

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

	Three Months Ended December 31,				Six Months Ended December 31,
	2020		2019		2020		2019
		% of Total		% of Total		% of Total		% of Total
Medical device sales:
Orthopedic	$4,413	69%	$4,277	70%	$8,102	62%	$8,601	75%
CMF	1,117	18%	1,845	30%	2,642	20%	2,890	25%
Thoracic	861	13%	—	—	2,387	18%	—	—
Total	$6,391	100%	$6,122	100%	$13,131	100%	$11,491	100%

Sales of our medical device products increased $0.3 million, or 4%, for the three months ended December 31, 2020 and increased $1.6 million, or 14%, for the six months ended December 31, 2020 compared to the corresponding periods of the prior fiscal year. The majority, or $2.4 million, of our increase in medical device sales for the six months ended December 31, 2020 relates to sales of our first thoracic driver as well as related accessories that were not sold during the corresponding period of the prior fiscal year. Offsetting this increase, revenue to two of our legacy medical device customers decreased approximately $524,000 and $352,000, respectively, for the six months ended December 31, 2020 compared to the corresponding period of the prior fiscal year.

Sales of our compact pneumatic air motors, reported as Industrial and scientific sales above, increased $39,000, or 21%, and $40,000, or 12% for the three and six months ended December 31, 2020 compared to the corresponding periods of the prior fiscal year. The revenue increase relates to a continued interest in these legacy products but is not due to any substantive marketing efforts.

Sales of our dental products and components continued to decline for the three and six months ended December 31, 2020 compared to the corresponding periods of the prior fiscal year and we expect future declines in this area as we are no longer manufacturing dental products, but rather are simply selling remaining component inventory.

Repair revenue remained flat and increased $131,000 for the three and six months ended December 31, 2020, respectively, compared to the corresponding periods of the prior fiscal year due almost exclusively to repairs of handpieces for our largest customer. Typically, upon initial product launch, repair revenue is minimal as most repairs are typically covered under warranty, but as the products mature in the marketplace and after a certain number of routine duty cycles in the operating room, repairs generally increase. We expect repair revenue for the remaining quarters of fiscal 2021 to decrease to some degree based upon a downward trend we have seen in repair units of the orthopedic handpiece we sell to our largest customer, coupled with price concessions that went into effect on January 1, 2021.

At December 2020, we had a backlog of approximately $16.6 million, of which $15.9 million is scheduled to be delivered in the third and fourth quarters of fiscal 2021 and the balance is scheduled to be delivered next fiscal year. Our backlog represents firm purchase orders received and acknowledged from our customers and does not include all revenue expected to be generated from existing customer contracts. We may experience variability in our new order bookings due to various reasons, including, but not limited to, the timing of major new product launches and customer planned inventory builds. However, we do not typically experience seasonal fluctuations in our shipments and revenues.

Cost of Sales and Gross Margin
(in thousands except percentages)

	Three Months Ended December 31,				Six Months Ended December 31,
	2020		2019		2020		2019
		% of Total		% of Total		% of Total		% of Total
Cost of sales:
Product cost	$5,188	91%	$5,027	99%	$10,120	94%	$9,497	99%
Under(over)-absorption of manufacturing costs	275	5%	14	—	352	3%	1	—
Inventory and warranty charges	206	4%	56	1%	312	3%	59	1%
Total cost of sales	$5,669	100%	$5,097	100%	$10,784	100%	$9,557	100%

	Three Months Ended December 31,		Six Months Ended December 31,		Year over Year ppt Change
	2020	2019	2020	2019	Three Months	Six Months

Gross margin	31%	36%	36%	37%	(5)	(1)

Cost of sales for the three months ended December 31, 2020 increased $572,000 or 11% compared to the corresponding period of the prior fiscal year. While revenue increased 4% during this same period, the increase in total cost of sales is primarily related to increased under-absorption of manufacturing costs and inventory and warranty charges. Under-absorption of manufacturing costs increased by $261,000 for the three months ended December 31, 2020 compared to the corresponding period of the prior fiscal year due in part to COVID-19 related payroll costs. We have incurred paid absences in our machine shop, assembly and quality operations that reduce our ability to absorb our fixed costs because total production hours are reduced. Costs relating to inventory and warranty charges increased by $150,000 for the second quarter ended December 31, 2020 compared to the second quarter of the prior fiscal year due to higher warranty accruals for two significant products.

Gross profit decreased by $268,000, or 9%, for the three months ended December 31, 2020 compared to the corresponding period of the prior fiscal year, primarily as a result of the increase in under-absorption of manufacturing costs and inventory and warranty charges discussed above. Gross margin as a percentage of sales decreased by approximately 5 percentage points compared to the corresponding period of the prior fiscal year due primarily to the increased cost of sales, which are higher than the corresponding increase in revenue for the reasons described above.

Cost of sales for the six months ended December 31, 2020 increased by $1.2 million, or 13%, compared to the corresponding period of the prior fiscal year, consistent with the increased revenue of 11% for the same period, the reasons for which are discussed above. Additionally, total cost of sales reflects a $351,000 increase in under-absorbed manufacturing costs and a $253,000 increase in inventory and warranty charges due to reduced production hours resulting in part from paid absences related to COVID-19 and additional warranty accruals for several isolated warranty issues.

Gross profit increased by $427,000, or 8%, for the six months ended December 31, 2020 compared to the corresponding period of the prior fiscal year, primarily as a result of the increase in thoracic driver and accessory sales discussed above. Gross margin for the six months ended December 31, 2020 decreased to 36% compared to 37% for the corresponding period of the prior fiscal year.

Operating Expenses

Operating Costs and Expenses
(in thousands except % change)

	Three Months Ended December 31,				Six Months Ended December 31,				Year over Year % Change
	2020		2019		2020		2019		Three Months	Six Months
		% of Net Sales		% of Net Sales		% of Net Sales		% of Net Sales
Operating expenses:
Selling expenses	$150	2%	$135	2%	$280	2%	$277	2%	11%	1%
General and administrative expenses	936	11%	664	8%	1,641	12%	1,327	9%	41%	24%
Research and development costs	989	12%	397	5%	2,080	10%	881	6%	149%	136%
	$2,075	25%	$1,196	15%	$4,001	24%	$2,485	16%	74%	61%

Selling expenses consist of salaries and other personnel-related expenses for our business development department, as well as advertising and marketing expenses, and travel and related costs incurred in generating and maintaining our customer relationships. Selling expenses for the three and six months ended December 31, 2020 increased $15,000, or 11%, and $3,000, or 1%, compared to the corresponding periods of fiscal 2020. These increases relate primarily to personnel-related expenses and consulting expenses offset by reduced travel expenses due to the COVID-19 pandemic.

General and administrative expenses (“G&A”) consists of salaries and other personnel-related expenses of our accounting, finance and human resource personnel, as well as costs for outsourced information technology services, professional fees, directors’ fees, and other costs and expenses attributable to being a public company. G&A increased $272,000 and $314,000, respectively, during the three and six months ended December 31, 2020 when compared to the corresponding periods of the prior fiscal year. The increases relate primarily to relocation and operating expenses of the Franklin Property, increased legal fees related to intellectual property matters and our debt refinancing in combination with our Property Loan, increased personnel-related expenses including bonus accruals, as well as higher insurance expense, and stock compensation expense.

Research and development costs generally consist of salaries, employer paid benefits, and other personnel related costs of our engineering and support personnel, as well as allocated facility and information technology costs, professional and consulting fees, patent-related fees, lab costs, materials, and travel and related costs incurred in the development and support of our products. Research and development costs for the three and six months ended December 31, 2020 increased $592,000 and $1.2 million, respectively, compared to the corresponding periods of the prior fiscal year. These increases are primarily due to increased personnel-related expense and increased spending on internal development projects.

Although the majority of our research and development costs relate to sustaining activities related to products we currently manufacture and sell, we have created a product roadmap to develop future products. The research and development costs represent between 33% and 52% of total operating expenses for all periods presented and are expected to increase in the future as we continue to invest in our business. The amount spent on projects under development is summarized below (in thousands):

	Three and Six Months ended December 31, 2020		Three and Six Months ended December 31, 2019		Est Market Launch(1)		Est Annual Revenue
Total Research & Development costs:	$989	$2,080	$397	$881

Products in development:
ENT Shaver	76	258	66	155	Q4 2021		$1,000
Vital Ventilator	8	65	—	—	Q1 2022		$1,500
CMF Driver	279	468	29	46	Q3 2021		$1,000
Sustaining & Other	626	1,289	302	680
Total	$989	$2,080	$397	$881

Recently completed products:
Customer CMF Driver (2)	$—	$—	$81	$181	06	/20	$2,500

———————

(1)	Represents the calendar quarter of expected market launch.
(2)

Costs incurred related to customer contracts are included in costs of sales and deferred costs and are not included in research and development costs. This project was completed in the prior fiscal year and the product initially shipped in the fourth quarter of fiscal 2020.

We are nearing completion of an additional round of verification and validation of a new CMF driver, which we will be selling to our existing largest customer under a distribution agreement that we executed in the first quarter of fiscal 2021. Additionally, as previously disclosed, we anticipate the release to manufacture of a new ENT Shaver in the fall of 2021 and our Director of Business Development is working with a promising medical device distributor to potentially commercialize this product.

Interest & Other Income

Interest income for the three and six months ended December 31, 2020 and 2019 includes interest and dividends from our money market accounts and investment portfolio. During the three and six months ended December 31, 2019, we also recorded $8,500 and $17,000, respectively, of miscellaneous income related to cash collected related to note receivable extensions granted on a note we previously wrote off.

Interest Expense

Interest expense consists primarily of interest expense related to the notes payable described more fully in Note 9 to the condensed consolidated financial statements contained elsewhere in this report.

Gain on Sale of Investments

During the quarter ended September 30, 2020 we liquidated two of the stocks in our portfolio of equity investments, receiving proceeds of $115,000 and recording a gain on the sale in the amount of $12,000.

Income Tax Expense

The effective tax rate for the three and six months ended December 31, 2020 and 2019 is slightly less than our combined expected federal and applicable state corporate income tax rates due to federal and state research credits, as well as a tax benefit recognized as a result of common stock awarded to employees under previously granted performance awards in the first quarter of fiscal 2021 as described more fully in Note 7 to the condensed consolidated financial statements contained elsewhere in this report.

Liquidity and Capital Resources

Cash and cash equivalents at December 31, 2020 decreased $0.9 million to $5.5 million as compared to $6.4 million at June 30, 2020. The following table includes a summary of our condensed statements of cash flows contained elsewhere in this report.

	As of and For the Six Months Ended December 31,
	2020	2019
	(in thousands)
Cash provided by (used in):
Operating activities	$1,085	$2,558
Investing activities	$(6,703)	$(1,611)
Financing activities	$4,720	$(2,514)

Cash and Working Capital:
Cash and cash equivalents	$5,523	$6,175
Working Capital	$17,776	$16,939

Operating Activities

Net cash provided by operating activities was $1.1 million for the six months ended December 31, 2020 primarily due to net income of $1.6 million and non-cash depreciation and amortization of $320,000 offset by an increase in inventory of $913,000, reflecting purchases for existing demand as well as long-lead time parts for products in development.

Net cash provided by operating activities was $2.6 million for the six months ended December 31, 2019 primarily due to net income of $2.4 million and non-cash depreciation and amortization of $282,000. Although we experienced an influx of cash in the amount of $1.4 million in collections from receivables during the six months ended December 31, 2019, our inventory increased by $1.6 million primarily related to the thoracic driver that we launched in the third quarter of fiscal 2020.

Investing Activities

During the second quarter ended December 31, 2020, we closed on our acquisition of the Franklin Property. We are currently investing in the build-out of the necessary improvements and expect to transfer some of our employees from our corporate headquarters to this new facility in the fourth quarter of fiscal 2021. In addition to our acquisition of the Franklin Property, we also invested $316,000 in machinery and equipment during the six months ended December 31, 2020.

Net cash used in investing activities for the six months ended December 31, 2019 was $1.6 million and related to an investment in marketable securities of $1.3 million and machinery and equipment of $317,000.

Financing Activities

Net cash provided by financing activities for the six months ended December 31, 2020 included proceeds of $5.2 million from a Property Loan with MBT, offset by $261,000 of principal payments on our term loan with MBT more fully described in Note 9 to the condensed consolidated financial statements contained elsewhere in this report, as well as payment of $259,000 of employee payroll taxes related to the award of 40,000 shares of common stock to employees under previously granted performance awards.

Net cash used in financing activities for the six months ended December 31, 2019 totaled $2.5 million and related primarily to the $2.2 million repurchase of 156,685 shares of our common stock pursuant to our share repurchase program as well as $314,000 of principal payments on our term loan from MBT.

Financing Facilities & Liquidity Requirements for the Next Twelve Months

As of December 31, 2020, our working capital was $17.8 million. We currently believe that our existing cash and cash equivalent balances together with our accounts receivable balances will provide us sufficient funds to satisfy our cash requirements as our business is currently conducted for at least the next 12 months. In addition to our cash and cash equivalent balances, we expect to derive a portion of our liquidity from our cash flows from operations. We may also borrow against our $2.0 million Revolving Loan with MBT (See Note 9 to condensed consolidated financial statements contained elsewhere in this report).

We are focused on preserving our cash balances by monitoring expenses, identifying cost savings, and investing only in those development programs and products that we believe will most likely contribute to our profitability. As we execute on our current strategy, however, we may require debt and/or equity capital to fund our working capital needs and requirements for capital equipment to support our manufacturing and inspection processes. In particular, we have experienced negative operating cash flow in the past, especially as we procure long-lead time materials to satisfy our backlog, which can be subject to extensive variability. We believe that if we need to raise additional capital to fund our operations we can do so by selling additional shares of our common stock under the ATM Agreement.

Investment Strategy

We invest surplus cash from time to time through our Investment Committee, which is comprised of one management director, Mr. Van Kirk, and two non-management directors, Mr. Cabillot and Mr. Swenson, who chairs the committee. Both Mr. Cabillot and Mr. Swenson are active investors with extensive portfolio management expertise. We leverage the experience of these committee members to make investment decisions for the investment of our surplus operating capital or borrowed funds. Additionally, many of our securities holdings include stocks of public companies that either Messrs. Swenson or Cabillot or both may own from time to time either individually or through the investment funds that they manage, or other companies whose boards they sit on. The Investment Committee approved each of the investments comprising the $6.1 million of marketable public equity securities that we held at December 31, 2020.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer) have concluded based on their evaluation as of December 31, 2020 that our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) are effective. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer and principal accounting officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the three months ended December 31, 2020, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 1A. RISK FACTORS

Our business, future financial condition and results of operations are subject to a number of factors, risks and uncertainties, which are disclosed in Item 1A, entitled “Risk Factors” in Part I of our Annual Report on Form 10-K for our fiscal year ended June 30, 2020 as well as any amendments thereto or additions and changes thereto contained in this quarterly report on Form 10-Q for the quarter ended December 31, 2020. Additional information regarding some of those risks and uncertainties is contained in the notes to the condensed financial statements included elsewhere in this report and in Part I, Item 2, of this report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The risks and uncertainties disclosed in our Form 10-K, our quarterly reports on Form 10-Q and other reports filed with the SEC are not necessarily all of the risks and uncertainties that may affect our business, financial condition and results of operations in the future.

There have been no material changes to the risk factors as disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2020.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 6. EXHIBITS

Exhibit	Description
10.1	Loan Agreement dated November 6, 2020 by and between PDEX Franklin LLC and Minnesota Bank & Trust (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed November 12, 2020).
10.2	Term Note dated November 6, 2020 made by PDEX Franklin LLC in favor of Minnesota Bank & Trust (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed November 12, 2020).
10.3

Deed of Trust with Assignment of Leases and Rents, Security Agreement and Fixture Filing dated November 6, 2020 by and between PDEX Franklin LLC and Minnesota Bank & Trust (incorporated herein by reference to Exhibit 10.3 to the Company’s Form 8-K filed November 12, 2020).

10.4

Assignment of Leases and Rents dated November 6, 2020 by and between PDEX Franklin LLC and Minnesota Bank & Trust (incorporated herein by reference to Exhibit 10.4 to the Company’s Form 8-K filed November 12, 2020).

10.5

Amended and Restated Credit Agreement dated November 6, 2020 by and between Pro-Dex, Inc. and Minnesota Bank & Trust (incorporated herein by reference to Exhibit 10.5 to the Company’s Form 8-K filed November 12, 2020).

10.6

Amended and Restated Term Note A dated November 6, 2020 made by Pro-Dex, Inc. in favor of Minnesota Bank & Trust (incorporated herein by reference to Exhibit 10.6 to the Company’s Form 8-K filed November 12, 2020).

10.7	Term Note B dated November 6, 2020 made by Pro-Dex, Inc. in favor of Minnesota Bank & Trust (incorporated herein by reference to Exhibit 10.7 to the Company’s Form 8-K filed November 12, 2020).
10.8

Amended and Restated Revolving Credit Agreement dated November 6, 2020 made by Pro-Dex, Inc. in favor of Minnesota Bank & Trust (incorporated herein by reference to Exhibit 10.8 to the Company’s Form 8-K filed November 12, 2020).

10.9

Form of Stock Option Agreement for Directors and Employees of Pro-Dex, Inc. – 2016 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed December 11, 2020).

10.10

At the Market Offering dated December 31, 2020, by and between Pro-Dex, Inc. and Ascendiant Capital Markets, LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed December 31, 2020).

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

PRO-DEX, INC.

Date: February 4, 2021	By:	/s/ Richard L. Van Kirk
Richard L. Van Kirk
Chief Executive Officer (principal executive officer)

Date: February 4, 2021	By:	/s/ Alisha K. Charlton
Alisha K. Charlton
Chief Financial Officer (principal financial officer and principal accounting officer)

EXHIBIT INDEX

Exhibit	Description
10.1	Loan Agreement dated November 6, 2020 by and between PDEX Franklin LLC and Minnesota Bank & Trust (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed November 12, 2020).
10.2	Term Note dated November 6, 2020 made by PDEX Franklin LLC in favor of Minnesota Bank & Trust (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed November 12, 2020).
10.3

Deed of Trust with Assignment of Leases and Rents, Security Agreement and Fixture Filing dated November 6, 2020 by and between PDEX Franklin LLC and Minnesota Bank & Trust (incorporated herein by reference to Exhibit 10.3 to the Company’s Form 8-K filed November 12, 2020).

10.4

Assignment of Leases and Rents dated November 6, 2020 by and between PDEX Franklin LLC and Minnesota Bank & Trust (incorporated herein by reference to Exhibit 10.4 to the Company’s Form 8-K filed November 12, 2020).

10.5

Amended and Restated Credit Agreement dated November 6, 2020 by and between Pro-Dex, Inc. and Minnesota Bank & Trust (incorporated herein by reference to Exhibit 10.5 to the Company’s Form 8-K filed November 12, 2020).

10.6

Amended and Restated Term Note A dated November 6, 2020 made by Pro-Dex, Inc. in favor of Minnesota Bank & Trust (incorporated herein by reference to Exhibit 10.6 to the Company’s Form 8-K filed November 12, 2020).

10.7	Term Note B dated November 6, 2020 made by Pro-Dex, Inc. in favor of Minnesota Bank & Trust (incorporated herein by reference to Exhibit 10.7 to the Company’s Form 8-K filed November 12, 2020).
10.8

Amended and Restated Revolving Credit Agreement dated November 6, 2020 made by Pro-Dex, Inc. in favor of Minnesota Bank & Trust (incorporated herein by reference to Exhibit 10.8 to the Company’s Form 8-K filed November 12, 2020).

10.9

Form of Stock Option Agreement for Directors and Employees of Pro-Dex, Inc. – 2016 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed December 11, 2020).

10.10

At the Market Offering dated December 31, 2020, by and between Pro-Dex, Inc. and Ascendiant Capital Markets, LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed December 31, 2020).

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