Form 10-Q
period 2021-03-31
PRO DEX INC
filed 2021-05-06
CIK 788920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended MARCH 31, 2021
OR
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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock outstanding as of the latest practicable date: 3,648,376 shares of common stock, no par value, as of May 5, 2021.

PRO-DEX, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2021

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PRO-DEX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share amounts)

	March 31, 2021	June 30, 2020
ASSETS
Current Assets:
Cash and cash equivalents	$3,874	$6,421
Investments	1,123	2,560
Accounts receivable, net of allowance for doubtful accounts of $9 and $6 at March 31, 2021 and at June 30, 2020, respectively	11,921	5,155
Deferred costs	173	155
Inventory	8,368	8,238
Prepaid expenses and other current assets	1,108	145
Total current assets	26,567	22,674
Land and building, net	6,460	—
Equipment and leasehold improvements, net	3,106	2,686
Right of use asset, net	2,692	2,943
Intangibles, net	163	162
Deferred income taxes, net	259	259
Investments	3,026	2,360
Other assets	42	42
Total assets	$42,315	$31,126

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,524	$1,965
Accrued expenses	2,642	2,411
Deferred revenue	200	200
Note payable and finance lease obligations	1,110	651
Total current liabilities	6,476	5,227
Lease liability, net of current portion	2,521	2,750
Income taxes payable	1,207	804
Notes and finance lease payable, net of current portion	11,703	3,283
Total non-current liabilities	15,431	6,837
Total liabilities	21,907	12,064
Shareholders’ equity:
Common shares; no par value; 50,000,000 shares authorized; 3,700,540 and 3,811,137 shares issued and outstanding at March 31, 2021 and June 30, 2020, respectively	9,059	12,752
Accumulated other comprehensive loss	(144)	(1,586)
Retained earnings	11,493	7,896
Total shareholders’ equity	20,408	19,062
Total liabilities and shareholders’ equity	$42,315	$31,126

The accompanying notes are an integral part of these condensed consolidated financial statements.

PRO-DEX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020

Net sales	$11,739	$8,508	$28,594	$23,710
Cost of sales	7,354	5,298	18,138	14,855
Gross profit	4,385	3,210	10,456	8,855

Operating expenses:
Selling expenses	136	161	415	438
General and administrative expenses	1,280	725	2,922	2,052
Research and development costs	1,104	620	3,184	1,501
Total operating expenses	2,520	1,506	6,521	3,991

Operating income	1,865	1,704	3,935	4,864
Interest expense	(102)	(58)	(231)	(180)
Interest and other income	41	9	102	77
Gain on sale of investments	783	—	795	—

Income before income taxes	2,587	1,655	4,601	4,761
Income tax expense	(592)	(442)	(1,004)	(1,194)
Net income	$1,995	$1,213	$3,597	$3,567
Other comprehensive income (loss), net of tax:
Unrealized income (loss) from marketable equity investments	136	(1,262)	1,442	(613)
Comprehensive income (loss)	$2,131	$(49)	$5,039	$2,954

Basic net income per share:
Net income	$0.52	$0.31	$0.94	$0.90
Diluted net income per share:
Net income	$0.50	$0.30	$0.90	$0.88

Weighted average common shares outstanding:
Basic	3,817	3,871	3,843	3,944
Diluted	3,966	3,999	3,998	4,071
Common shares outstanding	3,701	3,837	3,701	3,837

The accompanying notes are an integral part of these condensed consolidated financial statements.

PRO-DEX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the Three and Nine Months Ended March 31, 2021 and 2020

(Unaudited)

(In thousands)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020
Common shares:
Balance, beginning of period	$12,621	$13,634	$12,752	$15,815
Share-based compensation expense	444	74	508	93
Share repurchases	(4,039)	(761)	(4,039)	(2,977)
Shares withheld from common stock issued to pay employee payroll taxes	—	—	(259)	—
Exercise of stock options	—	—	39	—
ESPP shares issued	33	23	58	39
Balance, at end of period	$9,059	$12,970	$9,059	$12,970

Accumulated other comprehensive income (loss):
Balance, beginning of period	$(280)	$100	$(1,586)	$(549)
Net change in unrealized gain (loss) from marketable securities, net of taxes	136	(1,262)	1,442	(613)
Balance, at end of period	$(144)	$(1,162)	$(144)	$(1,162)

Retained earnings:
Balance, beginning of period	$9,498	$4,138	$7,896	$1,742
Cumulative effect of change in accounting principle	—	—	—	42
Net income	1,995	1,213	3,597	3,567
Balance, at end of period	$11,493	$5,351	$11,493	$5,351

Total shareholders’ equity	$20,408	$17,159	$20,408	$17,159

The accompanying notes are an integral part of these condensed consolidated financial statements.

PRO-DEX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,597	$3,567
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	502	426
Amortization of loan fees	46	6
Share-based compensation	508	93
Non-cash lease expense	21	31
Gain on sale of investments	(795)	—
Deferred income taxes	—	207
Bad debt expense (recovery)	3	6
Changes in operating assets and liabilities:
Accounts receivable and other current receivables	(6,769)	(76)
Deferred costs	(18)	39
Inventory	(130)	(2,404)
Prepaid expenses and other assets	(963)	396
Accounts payable and accrued expenses	792	(301)
Deferred revenue	—	145
Income taxes payable	403	163
Net cash provided by (used in) operating activities	(2,803)	2,298

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	—	(1,827)
Purchases of equipment and leasehold improvements	(872)	(422)
Proceeds from sale of investments	3,008	—
Proceeds from dividend reclassification as return of principal	—	15
Purchase of land and building	(6,499)	—
Increase in intangibles	(12)	(19)
Net cash used in investing activities	(4,375)	(2,253)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchases of common stock	(4,039)	(2,977)
Proceeds from exercise of options and ESPP contributions	97	39
Payment of employee payroll taxes on net issuance of common stock	(259)	—
Proceeds from Minnesota Bank & Trust long-term debt, net of fees	9,139	—
Principal payments on notes payable and finance lease	(307)	(471)
Net cash provided by (used in) financing activities	4,631	(3,409)

Net decrease in cash and cash equivalents	(2,547)	(3,364)
Cash and cash equivalents, beginning of period	6,421	7,742
Cash and cash equivalents, end of period	$3,874	$4,378

The accompanying notes are an integral part of these condensed consolidated financial statements.

PRO-DEX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

(Unaudited)

(In thousands)

	Nine Months Ended March 31,
	2021	2020
Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest	$190	$161
Income taxes	$1,382	$382

Non-cash investing and financing activity:
Cashless stock option exercise	$4	$—

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

Recently Adopted Accounting Standards

On July 1, 2019, we adopted ASU 2016-02 (Topic 842) “Leases,” using a modified retrospective approach through a cumulative effect adjustment to retained earnings as of the beginning of fiscal 2020. The objective of this update is to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The impact of adoption was an increase to both long-term assets and total liabilities each in the amount of approximately $3.3 million as of July 1, 2019.

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

In August 2020, we formed a wholly owned subsidiary, PDEX Franklin, LLC (“PDEX Franklin”), to hold title for an approximate 25,000 square foot industrial building in Tustin, California (the “Franklin Property”) that we acquired on November 6, 2020, in order to allow for the continued growth of our business. The consolidated financial statements include the accounts of the Company and PDEX Franklin and all significant inter-company accounts and transactions have been eliminated. This subsidiary has no separate operations.

NOTE 3. COMPOSITION OF CERTAIN FINANCIAL STATEMENT ITEMS

Inventory

Inventory is stated at the lower of cost (first-in, first-out) or net realizable value and consists of the following (in thousands):

	March 31, 2021	June 30, 2020
Raw materials /purchased components	$4,555	$4,241
Work in process	1,901	2,339
Sub-assemblies/finished components	1,661	1,438
Finished goods	251	220
Total inventory	$8,368	$8,238

Investments

Investments are stated at market value and consist of the following (in thousands):

	March 31, 2021	June 30, 2020
Marketable equity securities - short-term	$1,123	$2,560
Marketable equity securities - long-term	3,026	2,360
Total marketable equity securities	$4,149	$4,920

PRO-DEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Investments at March 31, 2021 and June 30, 2020, had an aggregate cost basis of $4,270,000 and $6,483,000, respectively. At March 31, 2021, the investments included net unrealized losses of $121,000 (gross unrealized losses of $443,000 offset by gross unrealized gains of $322,000). At June 30, 2020, the investments included net unrealized losses of $1,563,000 (gross unrealized losses of $1,703,000 offset by gross unrealized gains of $140,000).

Of the total marketable equity securities at March 31, 2021 and June 30, 2020, $1,272,000 and $847,000, respectively, represent an investment in the common and preferred stock of Air T, Inc. Two of our Board members are also board members of Air T, Inc. and both either individually or through affiliates own an equity interest in Air T, Inc. Our Chairman, one of the two Board members aforementioned, also serves as the Chief Executive Officer and Chairman of Air T, Inc. Another of our Board members is employed by Air T as its Chief of Staff. The common stock was purchased through 10b5-1 Plans, and the purchased preferred stock was purchased through the exercise of issued warrants and in both cases, in accordance with our internal policies regarding the approval of related-party transactions, purchases were approved by our three Board members that are not affiliated with Air T, Inc.

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

Land and building

Land and building consist of the following (in thousands):

	March 31, 2021	June 30, 2020
Land	$3,684	$—
Building	2,815	—
Total	6,499	—
Less: accumulated depreciation	(39)	—
	$6,460	$—

On November 6, 2020 we acquired the Franklin Property for a total purchase price of $6.5 million, of which we paid $1.3 million in cash and the balance of $5.2 we financed through Minnesota Bank & Trust (“MBT”) (see Note 9). As of the date of this filing, we are continuing our build-out of the property, which we expect to complete in the first quarter of next fiscal year. The building is being amortized on a straight-line basis over a period of 30 years.

Intangibles

Intangibles consist of the following (in thousands):

	March 31, 2021	June 30, 2020
Patent-related costs	$234	$222
Less accumulated amortization	(71)	(60)
	$163	$162

Patent-related costs consist of legal fees incurred in connection with both patent applications and a patent issuance and will be amortized over the estimated life of the product(s) that is or will be utilizing the technology or expensed immediately in the event the patent office denies the issuance of the patent. Since we do not know when, or if, our patent applications will be issued, the future amortization expense is not predictable.

PRO-DEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 4. WARRANTY

The warranty accrual is based on historical costs of warranty repairs and expected future identifiable warranty expenses and is included in accrued expenses in the accompanying balance sheets. As of March 31, 2021 and June 30, 2020, the warranty reserve amounted to $308,000 and $213,000, respectively. Warranty expenses are included in cost of sales in the accompanying statements of operations. Changes in estimates to previously established warranty accruals result from current period updates to assumptions regarding repair costs and warranty return rates and are included in current period warranty expense. Warranty expense relating to new product sales and changes to estimates for the three months ended March 31, 2021 and 2020, was $77,000 and $69,000, respectively, and for the nine months ended March 31, 2021 and 2020, was $330,000 and $125,000, respectively.

Information regarding the accrual for warranty costs for the three and nine months ended March 31, 2021 and 2020, are as follows (in thousands):

	As of and for the Three Months Ended March 31,
	2021	2020
Beginning balance	$347	$141
Accruals during the period	57	77
Changes in estimates of prior period warranty accruals	20	(8)
Warranty amortization and utilization	(116)	(37)
Ending balance	$308	$173

	As of and for the Nine Months Ended March 31,
	2021	2020
Beginning balance	$213	$136
Accruals during the period	311	130
Changes in estimates of prior period warranty accruals	19	(5)
Warranty amortization and utilization	(235)	(88)
Ending balance	$308	$173

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

The following table presents reconciliations of the numerators and denominators of the basic and diluted earnings per share computations for net income. In the tables below, income amounts represent the numerator, and share amounts represent the denominator (in thousands, except per share amounts):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020
Basic:
Net income	$1,995	$1,213	$3,597	$3,567
Weighted average shares outstanding	3,817	3,871	3,843	3,944
Basic income per share	$0.52	$0.31	$0.94	$0.90
Diluted:
Net income	$1,995	$1,213	$3,597	$3,567
Weighted average shares outstanding	3,817	3,871	3,843	3,944
Effect of dilutive securities	149	128	155	127
Weighted average shares used in calculation of diluted earnings per share	3,966	3,999	3,998	4,071
Diluted income per share	$0.50	$0.30	$0.90	$0.88

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

We recognize accrued interest and penalties related to unrecognized tax benefits when applicable. As of March 31, 2021, no interest or penalties applicable to our unrecognized tax benefits have been accrued since we have sufficient tax attributes available to fully offset any potential assessment of additional tax.

We are subject to U.S. federal income tax, as well as income tax of multiple state tax jurisdictions. We are currently open to audit under the statute of limitations by the Internal Revenue Service for the years ended June 30, 2017, and later. Our state income tax returns are open to audit under the statute of limitations for the years ended June 30, 2016, and later. We do not anticipate a significant change to the total amount of unrecognized tax benefits within the next 12 months.

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

In September 2016, our Board approved the establishment of the 2016 Equity Incentive Plan, which was approved by our shareholders at our 2016 Annual Meeting. The 2016 Equity Incentive Plan provides for the award of up to 1,500,000 shares of our common stock in the form of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted shares, restricted stock units, performance awards, and other stock-based awards. As of March 31, 2021, 200,000 performance awards and 372,000 non-qualified stock options have been granted under the 2016 Equity Incentive Plan.

Former Stock Option Plans

No options were granted under the Former Stock Option Plans during the three or nine months ended March 31, 2021 and 2020.

As of March 31, 2021, there was no unrecognized compensation cost under the Former Stock Option Plans, as all outstanding stock options are fully vested. As of March 31, 2021, the options outstanding had a weighted average remaining contractual life of 0.68 years and an intrinsic value of $792,000. Following is a summary of stock option activity for the nine months ended March 31, 2021 and 2020:

	Nine Months Ended March 31,
	2021		2020
	Number of Shares	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Exercise Price
Outstanding at July 1,	54,000	$1.86	54,000	$1.86
Options granted	—	—	—	—
Options exercised	(22,500)	1.94	—	—
Options forfeited	—	—	—	—
Outstanding at end of period	31,500	$1.81	54,000	$1.86
Stock Options Exercisable at December 31,	31,500	$1.81	54,000	$1.86

PRO-DEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Performance Awards

In December 2017, the Compensation Committee of our Board of Directors granted 200,000 performance awards to our employees, which will generally be paid in shares of our common stock. Whether any performance awards vest, and the amount that does vest, is tied to the completion of service periods that range from 7 months to 9.5 years at inception and the achievement of our common stock trading at certain pre-determined prices. The weighted average fair value of the performance awards granted was $4.46, calculated using the weighted average fair market value for each award, using a Monte Carlo simulation. In February 2020, the Compensation Committee reallocated 48,000 previously forfeited awards, having the same remaining terms and conditions, to certain other employees. The weighted average fair value of the performance awards reallocated in 2020 was $16.90, calculated using the weighted average fair market value for each award, using a Monte Carlo simulation. During the three months ended March 31, 2021 and 2020, we recorded share-based compensation expense of $21,000 and $70,000, respectively, related to outstanding performance awards. During the nine months ended March 31, 2021 and 2020, we recorded share-based compensation expense of $63,000 and $86,000, respectively, related to outstanding performance awards. On March 31, 2021, there was approximately $181,000 of unrecognized compensation cost related to non-vested performance awards expected to be expensed over the weighted-average period of 3.24 years.

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

Non-Qualified Stock Options

In December 2020, the Compensation Committee of our Board of Directors granted 310,000 stock options to our directors and certain employees under the 2016 Equity Incentive Plan. Whether any stock options vest, and the amount that does vest, is tied to the completion of service periods that range from 18 months to 10.5 years at inception and the achievement of our common stock trading at certain pre-determined prices. We recorded compensation expense of $358,000 and $376,000 for the three and nine months ended March 31, 2021, respectively, related to these options. The weighted average fair value of the stock option awards granted was calculated using a Monte Carlo simulation.

In February 2021, the Compensation Committee of our Board of Directors granted 62,000 stock options to our directors and certain employees under the 2016 Equity Incentive Plan. Whether any stock options vest, and the amount that does vest, is tied to the completion of service periods that range from 4 months to 1.3 years at inception and the achievement of our common stock trading at certain pre-determined prices. We recorded compensation expense of $59,000 for the three and nine months ended March 31, 2021, related to these options. The weighted average fair value of the stock option awards granted was calculated using a Monte Carlo simulation.

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

During the three months ended March 31, 2021 and 2020, we recorded share-based compensation expense in the amount of $6,000 and $4,000, respectively, and 1,192 and 1,628 shares were purchased, respectively, and allocated to employees based upon their contributions at prices of $27.12 and $14.43, respectively, per share. During the nine months ended March 31, 2021 and 2020, we recorded share-based compensation expense in the amount of $10,000 and $7,000, respectively, relating to the ESPP. On a cumulative basis, since the inception of the ESPP, employees have purchased a total of 24,463 shares of our common stock.

PRO-DEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 8. MAJOR CUSTOMERS AND SUPPLIERS

Information with respect to customers that accounted for sales in excess of 10% of our total sales in either of the three-month and the nine-month periods ended March 31, 2021 and 2020, is as follows (in thousands, except percentages):

	Three Months Ended March 31,
	2021		2020
	Amount	Percent of Total	Amount	Percent of Total

Net sales	$11,739	100%	$8,508	100%

Customer concentration:
Customer 1	$5,238	45%	$5,373	63%
Customer 2	4,514	39%	2,337	28%
Total	$9,752	84%	$7,710	91%

	Nine Months Ended March 31,
	2021		2020
	Amount	Percent of Total	Amount	Percent of Total

Net sales	$28,594	100%	$23,710	100%

Customer concentration:
Customer 1	$16,217	57%	$16,440	69%
Customer 2	7,906	28%	3,458	15%
Total	$24,123	85%	$19,898	84%

Information with respect to accounts receivable from those customers who comprised more than 10% of our gross accounts receivable at either March 31, 2021 or June 30, 2020, is as follows (in thousands, except percentages):

	March 31, 2021		June 30, 2020
Total gross accounts receivable	$11,930	100%	$5,161	100%

Customer concentration:
Customer 1	$5,205	44%	$2,205	42%
Customer 2	5,626	47%	1,593	31%
Customer 3	348	3%	972	19%
Total	$11,179	94%	$4,770	92%

During the three and nine months ended March 31, 2021, we had two suppliers that accounted for more than 10% of our total inventory purchases. During the three and nine months ended March 31, 2020, we had three suppliers accounting for 10% or more of total inventory purchases. Amounts owed to the fiscal 2021 significant suppliers at March 31, 2021 and June 30, 2020, is as follows (in thousands, except percentages).

	March 31, 2021		June 30, 2020
Total accounts payable	$2,524	100%	$1,965	100%

Supplier concentration:
Supplier 1	$321	13%	$245	13%
Supplier 2	193	8%	161	8%
Total	$514	21%	$406	21%

PRO-DEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The Property Loan bears interest at a fixed rate of 3.55% per annum, which is subject to a 3% increase upon an event of default. Accrued interest is payable monthly beginning on December 1, 2020, and both principal and interest in the amount of approximately $30,000 are due and payable on the first day of each subsequent month until the maturity date of November 1, 2030 (the “Maturity Date”), at which time a balloon payment in the amount of $3.1 million is due. Any prepayment of the Property Loan (other than monthly scheduled interest and principal payments), is subject to a prepayment fee equal to 4% of the principal amount prepaid for any prepayment made during the first or second year, 3% of the principal amount prepaid for any prepayment made during the third or fourth year, 2% of the principal amount prepaid for any prepayment made during the fifth or sixth year, and 1% of the principal amount prepaid for any prepayment made during the seventh or eighth year. The Property Loan Agreement, Property Note, Deed, and Rents Assignment each contain representations, warranties, covenants, and events of default that are customary for a loan of this type.

On the Closing Date, we also entered into an Amended and Restated Credit Agreement with MBT (the “Amended Credit Agreement”), providing for a $7,525,000 amended and restated term loan (the “Term Loan A”), a $1,000,000 term loan (the “Term Loan B”), and a $2,000,000 amended and restated revolving loan (the “Revolving Loan” and, together with the Term Loan A and the Term Loan B, collectively, the “Loans”), evidenced by an Amended and Restated Term Note A (“Term Note A”), a Term Note B, and an Amended and Restated Revolving Credit Note (the “Revolving Note”) made by us in favor of MBT. The Loans are secured by substantially all of the Company’s assets pursuant to a Security Agreement entered into on September 6, 2018 between the Company and MBT. The Term Note A had an outstanding principal balance of $3,770,331 as of the Closing Date and may be borrowed against through May 30, 2021 (the “Commitment Period”). During the third quarter ended March 31, 2021, we borrowed an additional $3,000,000 against Term Note A for the purpose of repurchasing our common stock as described in Note 10. The Term Note B had a zero balance as of the Closing Date and we borrowed the full $1,000,000 during the third quarter ended March 31, 2021, for the purpose of making improvements to the Franklin property described in Note 3.

The Term Loan A matures on November 1, 2027 and bears interest at a fixed rate of 3.84% per annum. Initial payments on the Term Loan A of interest only are due on December 1, 2020 through June 1, 2021. Commencing July 1, 2021 and continuing on the first day of each month thereafter until the maturity date, we are required to make payments of principal and interest on Term Loan A of approximately $109,000 (if the outstanding principal balance on June 1, 2021, is the full $7,525,000 and proportionately reduced if the principal balance is less than that amount) plus any additional accrued and unpaid interest through the date of payment. The balance owed on Term Loan A as of March 31, 2021, is $6,716,000.

The Term Loan B matures on November 1, 2027 and bears interest at a fixed rate of 3.84% per annum. Initial payments on the Term Loan B of interest only are due on December 1, 2020 through June 1, 2021. Commencing July 1, 2021 and continuing on the first day of each month thereafter until the maturity date, we are required to make payments of principal and interest on Term Loan B of approximately $15,000, plus any additional accrued and unpaid interest through the date of payment. As of March 31, 2021, we had drawn fully against Term Note B and the balance outstanding on Term Note B was $1,000,000 on March 31, 2021.

PRO-DEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

NOTE 10. COMMON STOCK

Share Repurchase Program

In December 2019, our Board approved a new share repurchase program authorizing us to repurchase up to 1 million shares of our common stock, as the prior repurchase plan authorized by our Board in 2013 was nearing completion. In accordance with, and as part of, these share repurchase programs, our Board approved the adoption of several prearranged share repurchase plans intended to qualify for the safe harbor provided by Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (“10b5-1 Plan” or “Plan”). During the three and nine months ended March 31, 2021, we repurchased 161,291 shares at an aggregate cost, inclusive of fees under the plan, of $4,039,000. During the three and nine months ended March 31, 2020, we repurchased 48,236 and 204,921 shares, respectively, at an aggregate cost, inclusive of fees under the plan, of $761,000 and $2,977,000, respectively. On a cumulative basis, since implementation of the share repurchase program in 2013, we have repurchased a total of 980,616 shares under the share repurchase program at an aggregate cost of $12.6 million. All repurchases under the 10b5-1 Plans were administered through an independent broker.

At The Market Offering Agreement

In December 2020, our Board approved an ATM Agreement with Ascendiant Capital Markets, LLC (“Ascendiant”). The ATM Agreement allows us to sell shares of our common stock in transactions that are deemed to be “at-the-market” equity offerings as defined in Rule 415 under the Securities Act of 1933, as amended, including sales made by means of ordinary brokers’ transactions, including on Nasdaq. In connection with the ATM Agreement, we entered into a prearranged stock sales plan with Ascendiant, which is intended to qualify for the safe harbor under Rule 10b5-1 under the Exchange Act (“ATM 10b5-1 Plan”). No sales of common stock have been made under the ATM Agreement as of the date of this report, and the prearranged stock sales plan was terminated on February 11, 2021, but future sales may occur at the direction of our Board in accordance with the terms of the ATM Agreement.

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

Our operating lease ROU asset and long-term liability are presented separately on our Condensed Consolidated Balance Sheet. The current portion of our operating lease liability as of March 31, 2021, in the amount of $336,000, is presented within accrued expenses on the Condensed Consolidated Balance Sheet.

PRO-DEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

As of March 31, 2021, the maturity of our lease liability is as follows:

Operating Lease
Fiscal Year:
2021	$120
2022	489
2023	504
2024	519
2025	535
Thereafter	1,261
Total lease payments	3,428
Less imputed interest:	(571)
Total	$2,857

As of March 31, 2021, our operating lease has a remaining lease term of six years and six months and an imputed interest rate of 5.53%. Cash paid for amounts included in the lease liability for the three and nine months ended March 31, 2021, was $120,000 and $355,000, respectively. Cash paid for amounts included in the lease liability for the three and nine months ended March 31, 2020, was $116,000 and $345,000, respectively.

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

COMPANY OVERVIEW

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of the results of operations and financial condition of Pro-Dex, Inc. (“Company,” “Pro-Dex,” “we,” “our,” or “us”) for the three-month and nine-month periods ended March 31, 2021 and 2020. This discussion should be read in conjunction with the condensed financial statements and the notes thereto included elsewhere in this report. This report contains certain forward-looking statements and information. The cautionary statements included herein should be read as being applicable to all related forward-looking statements wherever they may appear. Our actual future results could differ materially from those discussed herein.

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used or changes in the accounting estimate that are reasonably likely to occur could materially change the financial statements. Management believes that there have been no significant changes during the three and nine months ended March 31, 2021 to the items that we disclosed as our critical accounting policies in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended June 30, 2020.

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

Additionally, as previously disclosed, on November 6, 2020, we purchased an approximate 25,000 square foot industrial building in Tustin, California (the “Franklin Property”). This building is located approximately four miles from our Irvine, California headquarters and was acquired to provide us additional capacity for our expected continued future growth. Currently, we are continuing with our build-out of the property and have yet to transition any of our employees into the facility. We anticipate that upon completion of initial improvements, we will be able to execute on Phase I of our plan, which includes, among other things, the installation of a clean room to enable us to expand our capacity for the manufacture of batteries and new products. We expect that we will begin operations in the new facility some time during the first quarter of next fiscal year.

In summary, our current objectives are focused primarily on maintaining our relationships with our current medical device customers, investing in research and development activities to design Pro-Dex branded drivers to leverage our torque-limiting software, expand our manufacturing capacity through the build-out of the Franklin Property, and promoting active product development proposals to new and existing customers for both orthopedic shavers and screw drivers for a multitude of surgical applications, and other medical devices, while monitoring closely the progress of all these individual endeavors. Our research and development and general and administrative expenses have, in recent periods, increased disproportionately to our growth in revenue as we focus on new product development and we anticipate this to continue in the near term. These expenditures are being made in an effort to release new products and garner new customer relationships. While we expect revenue growth in the future, it may not be a consistent trajectory, but rather periods of incremental growth that current expenditures are helping to create. However, there can be no assurance that we will be successful in any of these objectives.

COVID-19 Pandemic

We have adjusted certain policies and procedures based on applicable national, state, and local emergency orders and safety guidance that may be issued from time to time, in order to effectively manage our business during the pandemic, including:

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

While the COVID-19 pandemic did not materially adversely affect our financial results and business operations thus far, economic and health conditions in the United States and across much of the globe have changed rapidly since March 2020, and we cannot predict the full impact of the COVID-19 pandemic on our business.

Description of Business Operations

Revenue

The majority of our revenue is derived from designing, developing and manufacturing surgical devices for the medical device industry. The proportion of total sales by type is as follows (in thousands, except percentages):

	Three Months Ended March 31,				Nine Months Ended March 31,
	2021		2020		2021		2020
		% of Revenue		% of Revenue		% of Revenue		% of Revenue
Net Sales:
Medical device products	$10,645	91%	$6,656	78%	$23,757	83%	$18,148	76%
Industrial and scientific	208	2%	140	2%	593	2%	485	2%
Dental and component	24	—	91	1%	98	1%	185	1%
NRE & Proto-type	55	—	190	2%	185	—	457	2%
Repairs and other	807	7%	1,431	17%	3,961	14%	4,435	19%
	$11,739	100%	$8,508	100%	$28,594	100%	$23,710	100%

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

	Three Months Ended March 31,				Nine Months Ended March 31,
	2021		2020		2021		2020
		% of Total		% of Total		% of Total		% of Total
Medical device sales:
Orthopedic	$4,534	43%	$4,027	61%	$12,664	53%	$12,628	70%
CMF	2,066	19%	1,143	17%	4,661	20%	4,034	22%
Thoracic	4,045	38%	1,486	22%	6,432	27%	1,486	8%
Total	$10,645	100%	$6,656	100%	$23,757	100%	$18,148	100%

Sales of our medical device products increased $4.0 million, or 60%, and $5.6 million, or 31%, for the three and nine months ended March 31, 2021, compared to the corresponding periods of the prior fiscal year. Our medical device revenue to our largest customer, included in orthopedic sales above, increased $615,000 and $563,000, respectively, for the three and nine months ended March 31, 2021 compared to the corresponding periods of the prior fiscal year, due to volume increases offset by contractual price concessions. Our thoracic sales revenue increased $2.6 million and $4.9 million for the three and nine months ended March 31, 2021, compared to the corresponding periods of the prior fiscal year. As previously discussed, we completed the private-label effort for our thoracic driver and launched initial shipments in the amount of $1.5 million to our customer in the third quarter of fiscal 2020. The increase in thoracic revenue during fiscal 2021, represents additional follow-on orders from that customer. Additionally, recurring revenue from distributors of CMF drivers increased $923,000 and $627,000, respectively, for the three and nine months ended March 31, 2021, compared to the corresponding periods of the prior fiscal year and includes $220,000 of revenue from our latest CMF driver, which we sell to our existing largest customer under a distribution agreement executed earlier this fiscal year.

Sales of our compact pneumatic air motors, reported as industrial and scientific sales above, increased $68,000, or 49%, and $108,000, or 22%, respectively, for the three and nine months ended March 31, 2021, compared to the corresponding periods of the prior fiscal year. The revenue increase relates to a continued interest in these legacy products but is not due to any substantive marketing efforts.

Sales of our dental products and components declined for the three and nine months ended March 31, 2021, compared to the corresponding periods of the prior fiscal year and we expect future declines in this area as we are no longer manufacturing dental products, but rather are simply selling remaining component inventory. As previously discussed, in January 2018, we sent notification to our dental product customers that we were discontinuing the manufacture of these products. The cessation of our dental line of products did not have a material impact on our financial position or results of operations and reflected a conscious decision to increase capacity for our medical device products.

Repair revenue decreased $624,000, or 44%, and $474,000, or 11%, for the three and nine months ended March 31, 2021, respectively, compared to the corresponding periods of the prior fiscal year due to decreased repairs of the orthopedic handpiece we sell to our largest customer. We expect repair revenue to continue to decrease based upon a downward trend we have seen in the volume of repairs of this orthopedic handpiece.

At March 31, 2021, we had a backlog of approximately $11.6 million, of which $7.9 million is scheduled to be delivered in the fourth quarter of fiscal 2021 and the balance is scheduled to be delivered next fiscal year. Our backlog represents firm purchase orders received and acknowledged from our customers and does not include all revenue expected to be generated from existing customer contracts. We may experience variability in our new order bookings due to various reasons, including, but not limited to, the timing of major new product launches and customer planned inventory builds. However, we do not typically experience seasonal fluctuations in our shipments and revenues.

Cost of Sales and Gross Margin
(in thousands except percentages)

	Three Months Ended March 31,				Nine Months Ended March 31,
	2021		2020		2021		2020
		% of Total		% of Total		% of Total		% of Total
Cost of sales:
Product cost	$7,000	95%	$5,284	99%	$17,120	94%	$14,781	99%
Under(over)-absorption of manufacturing costs	118	2%	(53)	—	470	3%	(51)	—
Inventory and warranty charges	236	3%	67	1%	548	3%	125	1%
Total cost of sales	$7,354	100%	$5,298	100%	$18,138	100%	$14,855	100%

	Three Months Ended March 31,		Nine Months Ended March 31,		Year over Year ppt Change
	2021	2020	2021	2020	Three Months	Nine Months

Gross margin	37%	38%	37%	37%	(1)	—

Cost of sales for the three months ended March 31, 2021, increased $2.1 million, or 39%, compared to the corresponding period of the prior fiscal year. The increase in total costs of sales was caused by the 38% increase in revenue for the same period. Under-absorption of manufacturing costs increased by $171,000 for the three months ended March 31, 2021, compared to the corresponding period of the prior fiscal year due in part to COVID-19 related absences. We have incurred paid absences in our machine shop, assembly and quality operations that reduce our ability to absorb our fixed costs because total production hours are reduced. Costs relating to inventory and warranty charges increased $169,000 for the third quarter ended March 31, 2021 compared to the third quarter of the prior fiscal year.

Gross profit increased by approximately $1.2 million, or 37%, for the three months ended March 31, 2021, compared to the corresponding period of the prior fiscal year, consistent with the overall increase in revenue. Gross margin as a percentage of sales decreased by approximately 1 percentage point compared to the corresponding period of the prior fiscal year due primarily to the increases in inventory and warranty charges, which often increase in periods of high product development.

Cost of sales for the nine months ended March 31, 2021 increased by $3.3 million, or 22%, compared to the corresponding period of the prior fiscal year, consistent with the increased revenue of 21% for the same period, the reasons for which are discussed above. Additionally, total cost of sales reflects a $521,000 increase in under-absorbed manufacturing costs due to reduced production hours resulting in part from paid absences related to COVID-19. Inventory and warranty charges increased by approximately $423,000, or 338%, for the nine months ended March 31, 2021, compared to the corresponding period of the prior fiscal year, due to increased scrap and inventory charges in the amount of $152,000 and increased warranty expenses of $271,000. Both inventory and warranty related expenses tend to increase in periods of higher volume sales and in periods with higher product development activity.

Gross profit increased by $1.6 million, or 18%, for the nine months ended March 31, 2021, compared to the corresponding period of the prior fiscal year, primarily as a result of the increase in revenue discussed above. Gross margin for the nine months ended March 31, 2021, remained flat, at 37%, compared to the corresponding period of the prior fiscal year.

Operating Expenses

Operating Costs and Expenses
(in thousands except % change)

	Three Months Ended March 31,				Nine Months Ended March 31,				Year over Year % Change
	2021		2020		2021		2020		Three Months	Nine Months
		% of Net Sales		% of Net Sales		% of Net Sales		% of Net Sales
Operating expenses:
Selling expenses	$136	1%	$161	2%	$415	2%	$438	2%	(16%)	(5%)
General and administrative expenses	1,280	11%	725	9%	2,922	10%	2,052	9%	77%	42%
Research and development costs	1,104	10%	620	7%	3,184	11%	1,501	6%	78%	112%
	$2,520	22%	$1,506	18%	$6,521	23%	$3,991	17%	67%	63%

Selling expenses consist of salaries and other personnel-related expenses for our business development department, as well as advertising and marketing expenses, and travel and related costs incurred in generating and maintaining our customer relationships. Selling expenses for the three and nine months ended March 31, 2021, decreased $25,000, or 16%, and $23,000, or 5%, respectively, compared to the corresponding periods of fiscal 2020. These decreases relate primarily to reduced bonus compensation and reduced travel expenses due to the COVID-19 pandemic.

General and administrative expenses (“G&A”) consists of salaries and other personnel-related expenses of our accounting, finance and human resource personnel, as well as costs for outsourced information technology services, professional fees, directors’ fees, and other costs and expenses attributable to being a public company. G&A increased $555,000 and $870,000, respectively, during the three and nine months ended March 31, 2021, when compared to the corresponding periods of the prior fiscal year. The increases relate primarily to higher stock compensation expense related to the stock options awarded in the current fiscal year, relocation and operating expenses of the Franklin Property, increased legal fees related to intellectual property matters and our debt refinancing in combination with our Property Loan, increased personnel-related expenses including bonus accruals, as well as higher insurance expense.

Research and development costs generally consist of salaries, employer-paid benefits, and other personnel- related costs of our engineering and support personnel, as well as allocated facility and information technology costs, professional and consulting fees, patent-related fees, lab costs, materials, and travel and related costs incurred in the development and support of our products. Research and development costs for the three and nine months ended March 31, 2021, increased $484,000 and $1.7 million, respectively, compared to the corresponding periods of the prior fiscal year. These increases are primarily due to increased personnel-related expense and increased spending on internal development projects.

Although the majority of our research and development costs relate to sustaining activities related to products we currently manufacture and sell, we have created a product roadmap to develop future products. The research and development costs represent between 38% and 49% of total operating expenses for all periods presented and are expected to increase in the future as we continue to invest in the business. The amount spent on projects under development is summarized below (in thousands):

	Three and Nine Months Ended March 31, 2021		Three and Nine Months Ended March 31, 2020		Market Launch (1)	Est Annual Revenue
Total Research & Development costs:	$1,104	$3,184	$620	$1,501

Products in development:
ENT Shaver	192	450	136	291	Q4 2021	$1,000
Vital Ventilator	26	91	—	—	Q1 2022	$1,500
CMF Driver	263	731	60	106	(2)	$1,000
Sustaining & Other	623	1,912	424	1,104
Total	$1,104	$3,184	$620	$1,501

———————

(1)	Represents the calendar quarter of expected market launch.
(2)

The CMF Driver was completed in the third quarter of fiscal 2021 and shipped to our existing largest customer under a distribution agreement we executed in the first quarter of fiscal 2021. We generated revenue of $220,000 related to these initial shipments during the third quarter ended March 31, 2021. This project is now complete and future engineering expenses related to this project will be included in sustaining and other.

Interest & Other Income

Interest income for the three and nine months ended March 31, 2021 and 2020, includes interest and dividends from our money market accounts and investment portfolio. During the nine months ended March 31, 2020, we also recorded $17,000 of miscellaneous income related to cash collected related to note receivable extensions granted on a note we previously wrote off.

Interest Expense

Interest expense consists primarily of interest expense related to the notes payable described more fully in Note 9 to the condensed consolidated financial statements contained elsewhere in this report.

Gain on Sale of Investments

During the quarter ended March 31, 2021, we sold several of the stocks in our portfolio of equity investments receiving proceeds of $2.9 million and recording a gain on the sale in the amount of $783,000. During the quarter ended September 30, 2020, we liquidated two of the stocks in our portfolio of equity investments, receiving proceeds of $115,000 and recording a gain on the sale in the amount of $12,000.

Income Tax Expense

The effective tax rate for the three and nine months ended March 31, 2021 and 2020, is slightly less than our combined expected federal and applicable state corporate income tax rates due to federal and state research credits, as well as a tax benefit recognized as a result of common stock awarded to employees under previously granted performance awards in the first quarter of fiscal 2021 as described more fully in Note 7 to the condensed consolidated financial statements contained elsewhere in this report.

Liquidity and Capital Resources

Cash and cash equivalents at March 31, 2021, decreased $2.5 million to $3.9 million as compared to $6.4 million at June 30, 2020. The following table includes a summary of our condensed statements of cash flows contained elsewhere in this report.

	As of and For the Nine Months Ended March 31,
	2021	2020
	(in thousands)
Cash provided by (used in):
Operating activities	$(2,803)	$2,298
Investing activities	$(4,375)	$(2,253)
Financing activities	$4,631	$(3,409)

Cash and Working Capital:
Cash and cash equivalents	$3,874	$4,378
Working Capital	$20,091	$16,140

Operating Activities

Net cash used in operating activities was $2.8 million for the nine months ended March 31, 2021, primarily due to net income of $3.6 million and non-cash deprecation and amortization of $502,000 and share-based compensation of $508,000 offset by an increase in accounts receivable in the amount of $6.8 million due to our largest customer changing their payment terms from net 30 to net 90 in conjunction with a contract extension. Additionally, our net income included $795,000 of realized gains from the sales of stock in our marketable securities portfolio.

Net cash provided by operating activities was $2.3 million for the nine months ended March 31, 2020, primarily due to net income of $3.6 million and non-cash depreciation and amortization of $426,000. Our inventory increased by $2.4 million primarily related to the thoracic driver that we began shipping during our third quarter ended March 31, 2020, as well as another customer CMF driver under development, which launched in the third quarter ended March 31, 2021.

Investing Activities

Net cash used in investing activities for the nine months ended March 31, 2021, was $4.4 million and related primarily to the purchase of the Franklin Property acquired during the second quarter of fiscal 2021 for a purchase price of $6.5 million as well as expenditures related to machinery and equipment totaling $872,000. Offsetting these uses of cash, we sold some of our marketable securities during the nine months ended March 31, 2021 for $3.0 million.

Net cash used in investing activities for the nine months ended March 31, 2020, was $2.3 million and related to investments in marketable equity securities of publicly traded companies in the amount of $1.8 million and purchases of machinery and equipment in the amount of $422,000.

Financing Activities

Net cash provided by financing activities for the nine months ended March 31, 2021, totaled $4.6 million and included $9.1 million in various loans from Minnesota Bank and Trust (“MBT”) more fully described in Note 9 to the condensed consolidated financial statements contained elsewhere in this report, offset by $4.0 million related to the repurchase of 161,291 shares of our common stock pursuant to our share repurchase program, $307,000 of principal payments on our loans with MBT, as well as payment of $259,000 of employee payroll taxes related to the award of 40,000 shares of common stock to employees under previously granted performance awards.

Net cash used in financing activities for the nine months ended March 31, 2020, totaled $3.4 million and related primarily to the $3.0 million repurchase of 204,921 shares of our common stock pursuant to our share repurchase program as well as $471,000 of principal payments on our term loan from MBT more fully described in Note 9 to the condensed consolidated financial statements contained elsewhere in this report.

Financing Facilities & Liquidity Requirements for the next twelve months

As of March 31, 2021, our working capital was $20.0 million. We currently believe that our existing cash and cash equivalent balances together with our accounts receivable balances will provide us sufficient funds to satisfy our cash requirements as our business is currently conducted for at least the next 12 months. In addition to our cash and cash equivalent balances, we expect to derive a portion of our liquidity from our cash flows from operations. We may also borrow against our $2.0 million Revolving Loan with MBT (See Note 9 to condensed consolidated financial statements contained elsewhere in this report).

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

Investment Strategy

We invest surplus cash from time to time through our Investment Committee, which is comprised of one management director, Mr. Van Kirk, and two non-management directors, Mr. Cabillot and Mr. Swenson, who chairs the committee. Both Mr. Cabillot and Mr. Swenson are active investors with extensive portfolio management expertise. We leverage the experience of these committee members to make investment decisions for the investment of our surplus operating capital or borrowed funds. Additionally, many of our securities holdings include stocks of public companies that either Messrs. Swenson or Cabillot or both may own from time to time either individually or through the investment funds that they manage, or other companies whose boards they sit on. The Investment Committee approved each of the investments comprising the $4.1 million of marketable public equity securities held at March 31, 2021.

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

In accordance with SEC rules, an evaluation was performed under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer of the effectiveness, as of March 31, 2021, of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). “Internal control over financial reporting” includes those policies and procedures that:

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

Based on that evaluation as of March 31, 2021, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective.

Internal Control over Financial Reporting

During the three months ended March 31, 2021, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 1A. RISK FACTORS

Our business, future financial condition and results of operations are subject to a number of factors, risks and uncertainties, which are disclosed in Item 1A, entitled “Risk Factors” in Part I of our Annual Report on Form 10-K for our fiscal year ended June 30, 2020, as well as any amendments thereto or additions and changes thereto contained in this quarterly report on Form 10-Q for the quarter ended March 31, 2021. Additional information regarding some of those risks and uncertainties is contained in the notes to the condensed consolidated financial statements included elsewhere in this report and in Item 2, entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I of this report. The risks and uncertainties disclosed in our Form 10-K, our quarterly reports on Form 10-Q and other reports filed with the SEC are not necessarily all of the risks and uncertainties that may affect our business, financial condition and results of operations in the future.

There have been no material changes to the risk factors as disclosed in our annual report on Form 10-K for the fiscal year ended June 30, 2020, except as provided in any amendments thereto and those set forth below.

Borrowings that we made under our credit facility with MBT in the third quarter of fiscal 2021 make it more difficult to satisfy various financial covenants under that credit facility, and a breach of those financial covenants could have a material adverse effect on our business.

The amended credit agreement that we entered into with MBT in the second quarter of fiscal 2021 contains various covenants, including, among other covenants, a quarterly fixed charge coverage ratio and debt service coverage ratio. As discussed elsewhere in this report, during the third quarter of fiscal 2021, we borrowed an additional $4,000,000 under the MBT credit facility ($3,000,000 under the Term Note A and $1,000,000 under the Term Note B). These additional borrowings make it more difficult for us to satisfy the facility’s quarterly fixed charge coverage ratio and debt service coverage ratio. As disclosed in Item 1A “Risk Factors” in Part I of our Annual Report on Form 10-K for our fiscal year ended June 30, 2020, a breach of any of the covenants or restrictions under our debt obligations could result in a default under those obligations and the lender could proceed against us and our assets that serve as collateral for the debt. We could also be forced to take remedial actions such as restructuring or refinancing our debt, seeking additional debt or equity capital, reducing or delaying our business activities, or selling assets. There can be no assurance that any such measures would be successful.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchases by us of our common stock during the quarter ended March 31, 2021, were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2021 to January 31, 2021	—	—	—	951,894
February 1, 2021 to February 28, 2021	49,870	$26.17	49,870	902,024
March 1, 2021 to March 31, 2021	111,421	$24.54	111,421	790,603

All repurchases were made pursuant to our previously announced repurchase programs.

ITEM 6. EXHIBITS

Exhibit	Description
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRO-DEX, INC.

Date: May 6, 2021	By:	/s/ Richard L. Van Kirk
Richard L. Van Kirk
Chief Executive Officer (principal executive officer)

Date: May 6, 2021	By:	/s/ Alisha K. Charlton
Alisha K. Charlton
Chief Financial Officer (principal financial officer and principal accounting officer)

EXHIBIT INDEX

Exhibit	Description
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document