Form 10-K
period 2021-06-30
PRO DEX INC
filed 2021-09-09
CIK 788920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2021

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No ☒

As of December 31, 2020, the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing sales price on the Nasdaq Capital Market was approximately $74.6 million. For the purpose of this calculation shares owned by officers, directors, and 10% shareholders known to the registrant have been deemed to be owned by affiliates. This calculation does not reflect a determination that persons are affiliates for any other purposes.

As of September 7, 2021, 3,645,660 shares of the registrant’s no par value common stock were outstanding.

Documents incorporated by reference:

Part III of this report incorporates by reference certain information from the registrant’s definitive proxy statement (the “Proxy Statement”) for its 2021 Annual Meeting of Shareholders. The Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

PRO-DEX, INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED JUNE 30, 2021

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

Numerous factors could cause the Company’s actual results and events to differ materially from those expressed or implied by forward-looking statements, including, without limitation: loss of a significant customer, entry of new and stronger competitors, capital availability, unexpected costs, compliance with contractual obligations, the impact of the COVID-19 pandemic, failure to capitalize upon access to new customers, marketplace delisting, the ramifications of industry consolidation of medical products manufacturers, dealers and distributors, managed health care, market acceptance and support of new products, cancellation of existing contracts, customer “in house” production of products previously designed by and/or acquired from the Company, invalidity or unenforceability of the Company’s patents and other intellectual property, maintaining favorable supplier relationships, the Company’s ability to engage qualified human resources as needed, regulatory compliance, general economic conditions, and other factors described under Item 1A (Risk Factors) of this report. This list of factors is illustrative, but by no means exhaustive. All forward-looking statements should be evaluated with the understanding of their inherent uncertainty.

ITEM 1.	BUSINESS

Company Overview

Pro-Dex, Inc. (“Company,” “Pro-Dex,” “we,” “our,” “us”) specializes in the design, development, and manufacture of autoclavable, battery-powered and electric, multi-function surgical drivers and shavers used primarily in the orthopedic, thoracic, and craniomaxillofacial (“CMF”) markets. We have patented adaptive torque-limiting technology and proprietary sealing solutions which appeal to our customers, primarily medical device distributors. We also manufacture and sell rotary air motors to a wide range of industries.

Our patented adaptive torque-limiting software has been very well received in the CMF market and we have continued investment in this area with research and development focused on applying this technology to thoracic surgical applications. In early fiscal 2019, we entered a development contract with an existing significant customer to private-label a thoracic driver for their unique specifications. We made our first shipment of this new driver, batteries and accessories during the third quarter ended March 31, 2020.

In November 2020, we purchased an approximate 25,000 square foot industrial building in Tustin, California (the “Franklin Property”). This building is located approximately four miles from our Irvine, California headquarters and was acquired to provide us additional capacity for our expected continued future growth. Currently, we are continuing with our build-out of the property and have yet to transition any of our employees into the facility. We anticipate that upon completion of initial improvements, to include the installation of a clean room, we will expand our capacity for the manufacture of batteries and new products. We expect that we will begin operations in the new facility during the first quarter of next fiscal year.

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

Description of Business

The majority of our revenue is derived from designing, developing and manufacturing surgical devices for the medical device industry. The proportion of total sales by type is as follows (in thousands, except percentages):

	Years Ended June 30,
	2021		2020
	(In thousands)
		% of Revenue		% of Revenue
Medical devices	$32,149	85%	$26,639	77%
Industrial and scientific	854	2%	787	2%
NRE & Prototypes	324	1%	834	2%
Dental and component	161	—	259	1%
Repairs	4,956	13%	6,342	18%
Discounts & Other	(415)	(1%)	(27)	—
Total Sales	$38,029	100%	$34,834	100%

Our medical device products utilize proprietary designs developed by us primarily under exclusive development and supply agreements and are manufactured in our Irvine, California facility, as are our rotary air motors. Our medical device products are sold primarily to original equipment manufacturers and our air motors are sold primarily to a wide range of distributors and end users.

In fiscal 2021, our top three customers accounted for 91% of our sales compared to 92% in fiscal 2020. In fiscal 2021, we had one customer, included in both medical device and repairs revenue above, that accounted for 58% of sales with our next largest customer accounting for 27% of sales. This compares to fiscal 2020, when these same two customers accounted for 65% and 17%, respectively, of our total sales. In many cases, including our largest customers, disclosure of customer names is prohibited by confidentiality agreements with such entities. We have no plans to discontinue the sales relationships with our existing significant customers.

Our business today is almost entirely driven by sales of our medical devices. Many of our significant customers place purchase orders for specific products that were developed under various development and/or supply agreements. Our customers may request that we design and manufacture a custom surgical device or they may hire us as a contract manufacturer to manufacture a product of their own design. In either case, we have extensive experience with autoclavable, battery-powered and electric, multi-function surgical drivers and shavers. We continue to focus a significant percentage of our time and resources on providing outstanding products and service to our valued principal customers. During the first quarter of fiscal 2021, our largest customer executed an amendment to our existing supply agreement such that we will continue to supply their surgical handpieces to them through calendar 2025 and, during the fourth quarter of fiscal 2021, they executed a product development agreement and related statement of work for our assistance with the next generation of this handpiece. Additionally, we continue to invest in property and equipment to expand our capacity to achieve higher sales volumes.

To that end, we purchased the Franklin Property in November 2020. This building is located approximately four miles from our Irvine, California headquarters and was acquired to provide us additional capacity for our expected continued future growth. Currently, we are continuing with our build-out of the property and have yet to transition any of our employees into the facility. We anticipate that upon completion of initial improvements, to include the installation of a clean room, we will expand our capacity for the manufacture of batteries and new products. We expect that we will begin operations in the new facility some time during the first quarter of next fiscal year.

Simultaneously, we are working to build top-line sales through active proposals of new medical device products with new and existing customers. As previously discussed, we invested significantly during fiscal 2018 on a thoracic driver utilizing adaptive torque-limiting software, and in early fiscal 2019 we entered a development contract with an existing significant customer to private-label this driver for their unique specifications. Sales to this customer increased during fiscal 2021 by $4.3 million, compared to fiscal 2020. Of the total fiscal 2021 sales to this customer of $10.1 million, $7.9 million relates to sales of this thoracic driver and related batteries and accessories.

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

Our commitment to product design, manufacturing, and quality systems are supported by our compliance with several regulatory agency requirements and standards. We hold a U.S. Food and Drug Administration (“FDA”) Establishment Registration and a State of California Device Manufacturing License (Department of Public Health Food and Drug Branch) with respect to our Irvine, California facility. In addition, our Irvine, California facility is certified to ISO 13485:2016, Medical Device Directive 93/42/EEC – Annex II, and conforms to Canadian Medical Device Regulations.

At June 30, 2021, we had a backlog of $9.7 million compared with a backlog of $7.0 million at June 30, 2020. Our backlog represents firm purchase orders received and acknowledged from our customers and does not include all revenue expected to be generated from existing customer contracts. Our entire backlog at June 30, 2021, as well as certain purchase orders received subsequent to June 30, 2021, are expected to be delivered during fiscal 2021. We have experienced, and may continue to experience, variability in our new order bookings due to, among other reasons, the launch of new products, the timing of customer orders based on end-user demand, and customer inventory levels. We do not typically experience seasonal fluctuations in our shipments and revenues.

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

Research and Development

We conduct research and development activities to both maintain and improve our market position. Our research and development efforts involve the design and manufacture of products that perform specific applications for our existing and prospective customers. Our research and development activities are focused on:

•	expanding our knowledge base in the medical device industry to solidify our products with current customers and expand our customer base;
•	advancing applicable technologies;
•	introducing new products; and
•	enhancing our existing product lines.

In certain instances, we may share research and development costs with our customers by billing for non-recurring engineering services often provided for under development portions of certain contracts. Revenue recognized for non-recurring engineering services represented 1% of our revenue in fiscal 2021 and 2% of our revenue in fiscal 2020.

During the fiscal years ended June 30, 2021 and 2020, we incurred research and development expenses amounting to $4.4 million and $2.3 million, respectively, which costs exclude labor and related expenses of approximately $121,000 and $315,000 in fiscal 2021 and 2020, respectively, that were reimbursed by our customers through billings for non-recurring engineering services.

Human Capital Management

Our employees are among our most critical assets. The success and growth of our business depends on our ability to attract, reward, retain and develop talent in all levels of our organization, including, but not limited to, machine operators, assembly technicians, engineers, and management.

In order to attract and retain highly qualified employees, we offer the following:

•	Competitive, reasonable, and equitable compensation programs;
•	Comprehensive and highly competitive health and welfare benefits to promote our employees’ physical health, as well as a 401(k) plan to support our employees’ financial health;
•	An Employee Stock Purchase Plan and equity compensation to provide financial value, align employee’s interests with those of our shareholders, and incentivize retention;
•	Flexible paid vacation and sick time, as well as paid volunteer time; and
•	Education/tuition reimbursement and referral programs.

Our employee turnover for the fiscal years ended June 30, 2021 and 2020 was 16% and 22%, respectively. We consider the turnover rate a valuable metric to measure the effectiveness of our programs and to assist in developing new programs.

Employees

At June 30, 2021, we had 118 employees, one of whom is part-time, as well as three temporary employees all working at our corporate office in Irvine, California and one employee working remotely out of state. At June 30, 2020, we had 117 employees as well as three temporary employees all working at our corporate office in Irvine, California and two employees working remotely out of state. None of our employees are a party to any collective bargaining agreements with us. We consider our relationships with our employees to be good.

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

The FDA designates all medical devices into one of three classes (Class I, II, or III) based on the level of control necessary to assure the safety and effectiveness of the device (with Class I requiring the lowest level of control and Class III requiring the greatest level of control). The surgical instrumentation we manufacture is generally classified into Class I. The FDA has broad enforcement powers to recall and prohibit the sale of products that do not comply with federal regulations and to order the cessation of non-compliant processes. No claim has been made to date by the FDA regarding any of our products or processes. Nevertheless, as is common in the industry, certain of our products and processes have been the subject of routine governmental reviews and investigations.

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

We have no reason to believe that our activities infringe upon the intellectual property of any third party. With respect to our own patents, we have no reason to believe that our patents are invalid, and we believe that at least some of our patents cover certain aspects of our products. Other than as described in Note 8 to the consolidated financial statements contained elsewhere in this report, we are unaware of any reason that would cause us to assert or defend a claim of patent infringement, and such assertion or defense could materially and adversely affect our business and results of operations due to the costs involved.

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

Risks Related to COVID-19

The COVID-19 pandemic, or the perception of its effects, could have a material adverse effect on our business, financial condition, and results of operations.

To date, COVID-19 has not had a material adverse impact on our business or results of operations, but due to the uncertainties surrounding this pandemic, it may adversely impact us in the future. We may experience disruptions in our supply chain and critical suppliers may delay or be unable to deliver products we have ordered. Additionally, our customers could reduce planned orders, request cancelations of existing orders, and/or delay payment to us due to financial hardship they may experience as a result of this healthcare and resulting economic crisis. Therefore, it is impossible at this time to predict the ultimate short-term or long-term impact of the pandemic on our business, financial condition, and results of operations.

The ability of our employees to work may be significantly impacted by the COVID-19 crisis.

Our employees are being affected by the COVID-19 pandemic. Some of our office and management personnel were working remotely during much of fiscal 2021, but our employees engaged in manufacturing and assembly continued and are continuing to work at our corporate headquarters. The health of our workforce is of primary concern and we may need to enact further precautionary measures to help minimize the risk of our employees being exposed to the coronavirus. Further, our management team is focused on mitigating the adverse effects of the COVID-19 pandemic, which has required and will continue to require a large investment of time and resources across the entire Company, thereby diverting their attention from other priorities that existed prior to the outbreak of the pandemic. To date, several of our employees have had COVID-19, but all have made full recoveries and returned to work. If more of our employees test positive for COVID-19, or these conditions worsen, or last for an extended period of time, our ability to manage our business may be impaired, and operational risks, cybersecurity risks, and other risks facing us even prior to the pandemic may be elevated.

Risks Related to Our Business and the Industry in Which We Operate

A substantial portion of our revenue is derived from a few customers. If we were to lose a key customer, it would have a material adverse effect on our business, financial condition, and results of operations.

In fiscal 2021, our top three customers accounted for 91% of our sales, with our current largest customer accounting for 58% of our sales. This customer has made purchase commitments to us through a supply agreement to purchase surgical handpieces through calendar 2025. We provide this customer with a device used primarily in elective surgeries and although this customer has not requested a reduction or delay to their planned shipments, if the COVID-19 pandemic continues to adversely impact the United States and other markets where our products are sold, coupled with the recommended deferrals of elective procedures by governments and other authorities, we would expect to see a decline in demand from our principal customer. The loss of this customer or any of our significant customers would severely impact us, including having a material adverse effect on our business, financial condition, cash flows, revenue, and results of operations.

A substantial portion of our business is derived from our core business area that, if not serviced properly, may result in a material adverse impact upon our business, financial condition, and results of operations.

In fiscal 2021, we derived 98% of our revenue from sales of our medical device products and related services. We believe that a primary factor in the market acceptance of our products and services is the value they create for our customers. Our future financial performance will depend in large part on our ability to continue to meet the increasingly sophisticated needs of our customers through the timely development, and successful introduction and implementation of new and enhanced products and services, while at the same time continuing to provide the value our customers have come to expect from us. We have historically expended a significant percentage of our revenue on product development and believe that significant continued product development efforts will be required to sustain our growth. Continued investment in our sales and marketing efforts will also be required to support future growth.

There can be no assurance that we will be successful in our product development efforts, that the market will continue to accept our existing products, or that new products or product enhancements will be developed and implemented in a timely manner, meet the requirements of our customers, or achieve market acceptance. If the market does not continue to accept our existing products, or our new products or product enhancements do not achieve market acceptance, our business, financial condition, and results of operations could be materially adversely affected.

Our customers may cancel or reduce their orders, change production quantities, or delay production, any of which would reduce our sales and adversely affect our results of operations.

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

In addition to reducing our sales, delayed, reduced, or canceled purchase orders also may result in our inability to recover costs that we incur in anticipation of those orders, such as costs associated with purchased raw materials and write-offs of obsolete inventory.

In recent years, we have launched many new medical device products and our estimates of warranty claims are based largely on our previous history from similar legacy products. If actual warranty claims exceed our estimates, it could have an adverse effect on our results of operations and financial condition.

In recent years, we have completed significant medical device development projects in the CMF and thoracic surgical segments for which we have made estimates of product warranty claims based upon similar, legacy products. If the actual repair volumes or repair costs exceed the estimates that we have been using, we may incur additional costs which could be materially adverse to our results of operations and financial condition.

We face significant competition from a number of different sources, which could negatively impact our results of operations.

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

New product development requires significant research and development expenditures that we have historically funded through operations; however, we may be unable to do so in the future. Any significant decrease in revenues or research funding could impair our ability to respond to technological advances in the marketplace and to remain competitive. If we are unable, for technological or other reasons, to develop and introduce new products in a timely manner in response to changing market conditions or customer requirements, our business, results of operations, and financial condition may be materially adversely affected. Although we continue to target new markets for access, develop new products, and update existing products, there can be no assurance that we will do so successfully or that, even if we are successful, such efforts will be completed concurrently with or prior to the introduction of competing products. Any such failure or delay could adversely affect our competitive position or could make our current products obsolete.

We rely heavily on our proprietary technology, which, if not properly protected or if deemed invalid, could have a material adverse effect on our business, financial condition, and results of operations.

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

We do not believe that our operations or products infringe on the intellectual property rights of others. However, there can be no assurance that others will not assert infringement or trade secret claims against us with respect to our current or future products. As an example, see Note 8 to the consolidated financial statements contained elsewhere in this report. Assertions or claims by others, whether or not valid, could cause us to incur significant legal costs defending our intellectual property rights and potentially require us to enter into a license agreement or royalty arrangement with the party asserting the claim or to cease our use of the infringing technology, any of which could have a material adverse effect on our business, financial condition and results of operations.

If our technology infrastructure is compromised, damaged or interrupted by a cybersecurity incident, data security breach or other security problems, our results of operations and financial condition could be adversely affected.

We use technology in substantially all aspects of our business operations, and our ability to serve customers most effectively depends on the reliability of our technology systems. We use software and other technology systems, among other things, to generate sales orders, job orders, and purchase orders and to monitor and manage our business on a day-to-day basis. Cybersecurity incidents can include computer viruses, computer denial-of-service attacks, worms, and other malicious software programs or other attacks, covert introduction of malware to computers and networks, impersonation of authorized users, and efforts to discover and exploit any design flaws, bugs, security vulnerabilities or security weaknesses, as well as intentional or unintentional acts by employees or other insiders with access privileges, intentional acts of vandalism by third parties and sabotage.

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

While we have invested, and continue to invest, in technology security initiatives and other measures to prevent security breaches and cyber incidents, as well as disaster recovery plans, these initiatives and measures may not be entirely effective to insulate us from technology disruption that could result in adverse effects on our results of operations and financial condition.

To service our debt obligations, we will require a significant amount of cash. However, our ability to generate cash depends on many factors beyond our control.

Our ability to make payments on, and to refinance, our debt obligations and to fund capital expenditures, will depend on our ability to generate cash in the future, which, in turn, is subject to general economic, financial, competitive, regulatory and other factors, many of which are beyond our control.

Our business may not generate sufficient cash flow from operations, and we may not have available to us future borrowings in an amount sufficient to enable us to pay our debt obligations or to fund our other liquidity needs. In these circumstances, we may need to refinance all or a portion of our debt obligations on or before maturity. We may not be able to refinance any of our debt obligations, on commercially reasonable terms, or at all. Without this financing, we could be forced to sell assets or secure additional financing to make up for any shortfall in our payment obligations under unfavorable circumstances. However, we may not be able to secure additional financing on terms favorable to us or at all and, in addition, the agreements governing our debt obligations limit our ability to sell assets. In addition, we may not be able to sell assets quickly enough or for sufficient amounts to enable us to meet our obligations.

We periodically invest surplus cash in marketable securities and other investments in order to realize a positive return, although there can be no assurance that a positive return will be realized, and we could lose some or all of our investments, which could adversely affect our financial condition and results of operation.

We invest a significant portion of our excess capital in marketable securities, including equity securities of publicly traded companies. At June 30, 2021, the fair value of these marketable securities was approximately $3.0 million. Approximately $1.7 million of our investments at June 30, 2021 include equity securities of companies that are thinly traded. As such, these investments are classified as long-term in nature, as we may not be able to liquidate the investments in a timely manner even if we wish to sell them. While we intend to hold our investments, we may have unexpected cash requirements that could necessitate the sale of some or all of these marketable securities for a loss.

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

If market conditions or other factors require us to change our strategic direction, we may fail to realize the expected value from one or more of our acquisitions. Our failure to successfully integrate any future acquisitions or realize the expected value from past or future acquisitions could harm our business, financial condition, and results of operations.

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

We currently anticipate that our available capital resources, including our existing cash and cash equivalents and accounts receivable balances, will be sufficient to meet our expected working capital and capital expenditure requirements as our business is currently conducted for at least the next 12 months. We may also attempt to raise additional funds through public or private debt or equity financings, if such financings become available on acceptable terms. We cannot be certain that any additional financing we may need will be available on terms acceptable to us, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of opportunities, develop new products, or otherwise respond to competitive pressures, and our operating results and financial condition could be adversely affected.

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

A high level of employee mobility and the aggressive recruiting of skilled personnel characterize the medical device industry. There can be no assurance that our current employees will continue to work for us. Loss of services of key employees could have a material adverse effect on our business, results of operations, and financial condition. Furthermore, we may need to provide enhanced forms of incentive compensation to attract and retain such key personnel, which could potentially dilute the holdings of other shareholders.

Risks Related to Ownership of Our Common Stock

Two of our directors hold voting power with respect to a substantial portion of our outstanding common stock that enables them to have significant influence over the outcome of all matters submitted to our shareholders for approval, which influence may conflict with our interests and the interests of other shareholders.

As of September 3, 2021, two of our directors, Nicholas J. Swenson and Raymond E. Cabillot, directly or indirectly, controlled voting power over approximately 36% (26% and 9%, respectively) of the outstanding shares of our common stock. As a result of such voting control, these directors will have significant influence over all matters submitted to our shareholders for approval, including the election of our directors and other corporate actions, and may have interests that conflict with our interests and the interests of other shareholders.

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

Regulatory & Compliance Risks

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

The FDA designates all medical devices into one of three classes (Class I, II, or III) based on the level of control necessary to assure the safety and effectiveness of the device (with Class I requiring the lowest level of control and Class III requiring the greatest level of control). The surgical instrumentation we manufacture is generally classified into Class I. The FDA has broad enforcement powers to recall and prohibit the sale of products that do not comply with federal regulations and to order the cessation of non-compliant processes. No claim has been made to date by the FDA regarding any of our products or processes. Nevertheless, as is common in the industry, certain of our products and processes are from time to time subject to routine governmental reviews and investigations. We are also subject to EPA regulations concerning the disposal of industrial waste.

While management believes that our products and processes fully comply with applicable laws and regulations, we are unable to predict the outcome of any such future review or investigation.

We face risks and uncertainties associated with potential litigation by or against us, which could have a material adverse effect on our business, financial condition, and results of operations.

We continually face the possibility of litigation as either a plaintiff or a defendant (See Note 8 to the consolidated financial statements contained elsewhere in this report). It is not reasonably possible to estimate the awards or damages, or the range of awards or damages, if any, that we might incur in connection with such litigation.

Many of our products are complex and technologically advanced. Such products may, from time to time, be the subject of claims concerning product performance and construction, including warranty and patent infringement claims. While we are committed to investigating such concerns and correcting them, there is no assurance that solutions will be found on a timely basis, if at all, to satisfy customer demands or to avoid potential claims or litigation. Also, due to the location of our facilities, as well as the nature of our business activities, there is a risk that we could be subject to litigation related to environmental remediation claims. We maintain insurance to protect against claims associated with the manufacture and use of our products as well as environmental pollution, but there can be no assurance that our insurance coverage will adequately cover any claim asserted against us.

The uncertainty associated with potential litigation may have an adverse impact on our business. In particular, litigation could impair our relationships with existing customers and our ability to obtain new customers. Defending or prosecuting litigation could result in significant legal costs and a diversion of management’s time and attention away from business operations, either of which could have a material adverse effect on our business, financial condition, and results of operations. There can be no assurance that litigation would not result in liability in excess of our insurance coverage, that our insurance will cover such claims, or that appropriate insurance will continue to be available to us in the future at commercially reasonable rates.

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

The agreements governing our debt obligations include covenants imposing significant restrictions on our business. These restrictions may affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities as they arise. These covenants place restrictions on our ability to, among other things:

•	incur additional debt;
•	declare or pay dividends to shareholders;
•	create liens or use assets as security in other transactions;
•	be acquired by a third party;
•	pursue strategic acquisitions;
•	engage in transactions with affiliates; and
•	sell or transfer assets.

The agreements governing our debt obligations also require us to comply with a number of financial ratios, borrowing base requirements and additional covenants.

Our ability to comply with these covenants may be affected by events beyond our control, including prevailing economic, financial, and industry conditions. These covenants could adversely affect our business by limiting our ability to take advantage of financing, merger and acquisition, or other corporate opportunities. The breach of any of these covenants or restrictions could result in a default under our debt obligations. If we were unable to repay our debt or are otherwise in default under any provision governing our secured debt obligations, our lender could proceed against us and against the collateral securing that debt.

We are subject to changes in and interpretations of financial accounting matters that govern the measurement of our performance, compliance with which could be costly and time consuming.

We are subject to changes in and interpretations of financial accounting standards that govern the measurement of our performance. Based on our reading and interpretations of relevant pronouncements, guidance, or concepts issued by, among other authorities, the Financial Accounting Standards Board, the SEC, and the American Institute of Certified Public Accountants, management believes our performance, including current sales contract terms and business arrangements, has been properly reported. However, there continue to be issued pronouncements, interpretations, and guidance for applying the relevant standards to a wide range of contract terms and business arrangements that are prevalent in the industries in which we operate. Future interpretations or changes by the regulators of existing accounting standards or changes in our business practices may result in future changes in our accounting policies and practices that could have a material adverse effect on our business, financial condition, cash flows, revenue, and results of operations.

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

General Risks

The global economic environment may impact our business, financial condition, and results of operations.

Changes in the global economic environment have caused, and may cause in the future, a general tightening in the credit markets, lower levels of liquidity, increases in rates of default and bankruptcy, and extreme volatility in credit, equity and fixed income markets. These macroeconomic developments could negatively affect our business, operating results or financial condition should they cause, for example, current or potential customers to become unable to fund purchases of our products, in turn resulting in delays, decreases or cancellations of purchases of our products and services, or causing the customer to not pay us or to delay paying us for previously purchased products and services. In addition, financial institution failures may cause us to incur increased expenses or make it more difficult either to obtain financing for our operations, investing activities (including the financing of any future acquisitions), or financing activities. Additional economic risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition, and results of operations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our executive offices and manufacturing facility are located at 2361 McGaw Avenue, Irvine, California 92614. We lease the 28,000 square foot facility from an unrelated third party at a current base monthly lease rate of approximately $40,000 with 3% annual escalations through the expiration of the lease in September 2027. The building is a one-story, stand-alone structure of concrete “tilt-up” construction, approximately 30 years old and in good condition.

We are currently preparing the Franklin Property, located at 14401 Franklin Avenue, Tustin, California 92780, for our move-in. We purchased this 25,000 square foot facility in November 2020 from an unrelated third party through a loan (See Note 6 of Notes to consolidated financial Statements contained elsewhere in this report) and plan to move our assembly and repairs teams as well as certain other staff once our build-out and validations are completed, currently expected in the first quarter of fiscal 2022. The building is a one-story, stand-alone structure of concrete “tilt-up” construction, approximately 45 years old and in good condition.

We believe that our facilities are adequate for our current and expected future needs and are in full compliance with applicable state, EPA and other agency environmental standards.

ITEM 3.	LEGAL PROCEEDINGS

See Note 8 of Notes to Financial Statements contained elsewhere in this report.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted under the symbol “PDEX” on the automated quotation system of the Nasdaq Capital Market (“NASDAQ”). The following table sets forth for the quarters indicated the high and low sales prices of our common stock as reported by NASDAQ. The quotations reflect inter-dealer prices, without retail markup, markdown, or commissions, and may not necessarily represent actual transactions. On September 3, 2021, the last sale price of our common stock as reported by NASDAQ was $26.00 per share.

	High	Low
Year ended June 30, 2021:
First Quarter	$31.42	$17.01
Second Quarter	42.60	26.96
Third Quarter	33.66	21.97
Fourth Quarter	35.80	25.76
Year ended June 30, 2020:
First Quarter	$15.80	$13.08
Second Quarter	17.55	11.68
Third Quarter	22.25	14.04
Fourth Quarter	19.95	14.48

Holders

As of September 3, 2021, there were 114 holders of record of our common stock. This number does not include beneficial owners including holders whose shares are held in nominee, or “street,” name.

Dividends

We have never paid a cash dividend with respect to our common stock. The current policy of our Board of Directors is to retain any future earnings to provide funds for the operation and expansion of our business. Any determinations to pay dividends in the future will be at the discretion of our Board of Directors.

Repurchases

During the fourth quarter of fiscal 2021 and 2020, we repurchased 54,880 and 26,353 shares of our common stock, respectively, at an aggregate cost of $1.5 million and $411,000, respectively, through Board approved prearranged share repurchase plans intended to qualify for the safe harbor under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended.

ITEM 6.	RESERVED

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our Financial Statements and the Notes thereto contained elsewhere in this report, as well as the Risk Factors included in Item 1A of this report. The following discussion contains forward-looking statements. (See “Cautionary Note Regarding Forward-Looking Statements” included in Part I of this report.)

Overview

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of our results of operations and financial condition for the fiscal years ended June 30, 2021 and 2020.

We specialize in the design, development, and manufacture of autoclavable, battery-powered and electric, multi-function surgical drivers and shavers used primarily in the orthopedic, thoracic, and CMF markets. Additionally, we provide engineering, quality, and regulatory consulting services to our customers. We also sell rotary air motors. Our products are found in hospitals, medical engineering labs, scientific research facilities, and high-tech manufacturing operations around the world. We are headquartered in Irvine, California.

COVID-19 Pandemic

We have adjusted certain policies and procedures based on applicable national, state, and local emergency orders and safety guidance that may be issued from time to time, in order to effectively manage our business during the pandemic, including:

•	Non-essential employees that are able to work remotely did so during most of fiscal 2021;
•	Increased frequency of disinfectant cleanings, especially for high-touch surfaces;
•	Curtailed business travel;
•	Multiple, staggered work shifts have been implemented in order to achieve effective social distancing;
•	Provided training, education and appropriate personal protective equipment;
•	Implemented quarterly, then monthly, company-wide COVID-19 testing through June 2021; and
•	Daily temperature screenings and personal affidavits of wellness.

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

We are focused on the health and safety of all those we serve – our customers, our communities, our employees, and our suppliers. We are supporting our customers according to their priorities and working with them to the degree that we can offer relief in the form of delayed shipments. We are focused on continuity of supply by working with our suppliers, some of whom have delivered our orders late and are quoting longer lead times.

While the COVID-19 pandemic did not materially adversely affect our financial results and business operations in our fiscal year ended June 30, 2021, economic and health conditions in the United States and across much of the globe have changed rapidly since the end of the quarter, and we cannot predict the full future impact of the COVID-19 pandemic on our business.

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

Revenue Recognition

Under Accounting Standards Update (“ASU”) 2014-09, (Topic 606) “Revenue From Contracts with Customers,” we recognize revenue from the sales of products and services by applying the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied. We primarily sell finished products and recognize revenue at point of sale or delivery. However, we also perform services when we are engaged to design a product for a customer and there is more judgment involved in determining the amount and timing of revenue recognition under those types of contracts. In fiscal 2021, the revenue from NRE and Prototype services represents approximately 1% of total revenue.

Returns of our product for credit are not material; accordingly, we do not establish a reserve for product returns at the time of sale.

Estimated Losses on Product Development Services

Cost and revenue estimates related to the product development service portions of development and supply contracts are reviewed and updated quarterly. An expected loss on development service contracts is recognized immediately in cost of sales. Losses recorded in fiscal 2021 and 2020 related to these services totaled $71,000 and $370,000, respectively.

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

Investments

Investments consist of marketable equity securities of publicly held companies. The investments were made to realize a reasonable return, although there is no assurance that positive returns will be realized. Investments are marked to market at each measurement date, with unrealized gains and losses, net of income taxes, presented as adjustments to accumulated other comprehensive income or loss. Some of our investments include the common stock of public companies that are thinly traded. These investments are classified as long-term in nature, as we may not be able to liquidate the investments in a timely manner even if we wish to sell them. These investments were subject to an independent valuation as of June 30, 2021 and 2020.

Long-lived Assets

We review the recoverability of long-lived assets, consisting of building, equipment, and improvements, when events or changes in circumstances occur that indicate carrying values may not be recoverable.

Building, equipment, and improvements are recorded at historical cost and depreciation is provided using the straight-line method over the following periods:

Building	Thirty years
Equipment	Three to ten years
Improvements	Shorter of the remaining life of the underlying building, lease term, or the asset’s estimated useful life

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

Income Taxes

We recognize deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of our assets and liabilities, along with net operating loss and tax credit carryovers. Deferred tax assets at June 30, 2021 and 2020 consisted primarily of basis differences related to unrealized gain/loss related to investments, stock-based compensation, fixed assets, accrued expenses and inventories. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

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

Results of Operations for the Fiscal Year Ended June 30, 2021 Compared to the Fiscal Year Ended June 30, 2020

The following tables set forth results from continuing operations for the fiscal years ended June 30, 2021 and 2020:

	Years Ended June 30,
	2021		2020
	Dollars in thousands
		% of Net Sales		% of Net Sales
Net sales	$38,029	100%	$34,834	100%
Cost of sales	24,454	64%	21,692	62%
Gross profit	13,575	36%	13,142	38%
Selling expenses	590	2%	577	2%
General and administrative expenses	4,076	11%	3,189	9%
Gain from disposal of equipment	—	—	(5)	—
Research and development costs	4,384	11%	2,315	7%
	9,050	24%	6,076	18%
Operating income	4,525	12%	7,066	20%
Other income, net	1,101	3%	836	2%
Income before income taxes	5,626	15%	7,902	22%
Income tax expense	1,176	3%	1,790	5%
Net income	$4,450	12%	$6,112	17%

Net Sales

The majority of our revenue is derived from designing, developing, and manufacturing powered surgical instruments for medical device original equipment manufacturers. We also manufacture and sell rotary air motors to a wide range of industries. The proportion of total sales by product/service type is as follows:

	Years Ended June 30,				Increase (Decrease) From 2020 To 2021
	2021		2020
	Dollars in thousands
		% of Net Sales		% of Net Sales
Net sales:
Medical devices	$32,149	85%	$26,639	77%	21%
Industrial and scientific	854	2%	787	2%	9%
NRE & Prototype services	324	1%	834	2%	(61%)
Dental and component	161	—	259	1%	(38%)
Repairs	4,956	13%	6,342	18%	(22%)
Discounts & Other	(415)	(1%)	(27)	—	1,437%
	$38,029	100%	$34,834	100%	9%

Net sales in fiscal 2021 increased by $3.2 million, or 9%, as compared to fiscal 2020, due primarily to an increase in medical device revenue of $5.5 million generated mostly from our second largest customer offset by a $1.4 million reduction in repair revenue. During fiscal 2021, sales to our second largest customer increased by $4.2 million to $10.1 million, up from $5.9 million in fiscal 2020, primarily due to increased sales of the thoracic driver that was launched in the third quarter of fiscal 2020. Details of our medical device sales by type is as follows:

	Years Ended June 30,				Increase (Decrease) From 2020 To 2021
	2021		2020
	Dollars in thousands
		% of Net Sales		% of Net Sales
Medical device sales:
Orthopedic	$18,061	56%	$17,109	64%	6%
CMF	6,212	19%	6,434	24%	(4%)
Thoracic	7,876	25%	3,096	12%	154%
Total	$32,149	100%	$26,639	100%	21%

Sales of our industrial and scientific products, which consist primarily of our compact pneumatic air motors, increased $67,000, or 9%, for fiscal 2021 compared to fiscal 2020. The revenue increase relates to a continued interest in these legacy products, but is not due to any substantive marketing efforts.

Sales of our dental products and components in fiscal 2021 declined $98,000, or 38%, as compared to fiscal 2020, and we expect future declines in this area as we are no longer manufacturing dental products, but rather are simply selling remaining component inventory.

Our fiscal 2021 repair revenue has decreased approximately $1.4 million, or 22%, over fiscal 2020 to $5.0 million, due to decreased repairs of the orthopedic handpiece we sell to our largest customer. We expect repair revenue to continue to decrease based upon a downward trend we have seen in the volume of repairs of this orthopedic handpiece.

At June 30, 2021, we had a backlog of $9.7 million compared with a backlog of $7.0 million at June 30, 2020. Our backlog represents firm purchase orders received and acknowledged from our customers and does not include all revenue expected to be generated from existing customer contracts. Our entire backlog at June 30, 2021, as well as certain purchase orders received subsequent to June 30, 2021, are expected to be delivered during fiscal 2022. We have experienced, and may continue to experience, variability in our new order bookings due to, among other reasons, the launch of new products, the timing of customer orders based on end-user demand, and customer inventory levels. We do not typically experience seasonal fluctuations in our shipments and revenues.

Cost of Sales and Gross Margin

	Years Ended June 30,				Increase (Decrease) From 2020 To 2021
	2021		2020
	Dollars in thousands
		% of Net Sales		% of Net Sales
Cost of sales:
Product costs	$23,093	60%	$20,404	58%	13%
NRE and Prototype services costs	395	1%	1,204	3%	(67%)
Under (over)-absorption of manufacturing overhead	370	1%	(140)	—	364%
Inventory and warranty charges	596	2%	224	1%	166%
Total cost of sales	$24,454	64%	$21,692	62%	13%

Cost of sales in fiscal 2021 increased $2.8 million, or 13%, from fiscal 2020, primarily due to the increase in product costs, consistent with the 9% increase in net sales. During fiscal 2021, we incurred costs of $395,000 to generate $324,000 in revenue related to NRE and Prototype services, netting losses in the amount of $71,000 compared to $370,000 in fiscal 2020. During fiscal 2021, we experienced a $370,000 under-absorption of manufacturing costs compared to a $140,000 over-absorption in fiscal 2020, due primarily to reduced production hours in fiscal 2021 resulting in part from paid absences related to COVID-19. Costs related to inventory and warranty charges increased $372,000 in fiscal 2021 compared to fiscal 2020. Both inventory and warranty related expenses tend to increase in periods of higher volume sales and in periods with higher product development activity.

Operating Expenses

	Years Ended June 30,				Increase (Decrease) From 2020 To 2021
	2021		2020
	(Dollars in thousands)
		% of Net Sales		% of Net Sales
Operating expenses:
Selling expenses	$590	2%	$577	2%	2%
General and administrative expenses	4,076	11%	3,189	9%	29%
Research and development costs	4,384	11%	2,315	7%	89%
	$9,050	24%	$6,081	18%	49%

Selling expenses consist of salaries and other personnel-related expenses related to our business development department, as well as trade show attendance, advertising and marketing expenses, and travel and related costs incurred in generating and maintaining customer relationships. Selling expenses increased $13,000, or 2%, compared to fiscal 2020, primarily related to severance accruals in the amount of $43,000 offset by decreases in travel expenses due to the COVID-19 pandemic. We expect a decrease in selling expenses in the near term as we have filled the vacancy caused by the departure of our Director of Business Development late in the fourth quarter of fiscal 2021, with our Director of Engineering, who already had a close working relationship with most of our significant customers and prospects.

General and administrative expenses (“G&A”) consist of salaries and other personnel-related expenses for corporate, accounting, finance, and human resource personnel, as well as costs for outsourced information technology services, professional fees, directors’ fees, and costs associated with being a public company. The $887,000 increase in G&A expenses from fiscal 2020 to 2021 is due primarily to $615,000 in increased stock compensation expense related to non-qualified stock options awarded in fiscal 2021. We also incurred $267,000 in expenses related to operating the Franklin Property while we complete its build-out. We incurred no similar expenses during the prior fiscal year, as we purchased the Franklin Property during the second quarter of fiscal 2021.

Research and development costs generally consist of salaries, employer-paid benefits, and other personnel- related costs of our engineering and support personnel, as well as allocated facility and information technology costs, professional and consulting fees, patent-related fees, lab costs, materials, and travel and related costs incurred in the development and support of our products. Research and development costs increased $2.1 million from fiscal 2020 to 2021 due to $1.0 million in increased personnel-related expense primarily due to increased engineering consultants and $1.2 million in increased spending on internal product development projects.

Although the majority of our research and development costs relate to sustaining activities related to products we currently manufacture and sell, we have created a product roadmap to develop future products. Research and development costs represent between 38% and 48% of total operating expenses during fiscal 2020 and 2021 and are expected to increase in the future as we continue to invest in product development. The amount spent on projects under development is summarized below (in thousands):

	Years Ended June 30,		Expected Market Launch(1)	Estimated Annual Revenue
	2021	2020
	Dollars in thousands
Total Research and Development costs:	$4,384	$2,315

Products in development:
ENT Shaver	829	475	Q4 2021	$1,000
CMF Driver	826	194	(2)	$1,000
Vital Ventilator	191	—	Q1 2022	$1,500
Sustaining & Other	2,538	1,646
Total	$4,384	$2,315

(1)	Represents the calendar quarter of expected market launch.
(2)	The CMF Driver was completed in the third quarter of fiscal 2021 and shipped to our existing largest customer under a distribution agreement we executed in the first quarter of fiscal 2021. We generated revenue of $220,000 related to these initial shipments during the third quarter ended March 31, 2021. This project is now complete and future engineering expenses related to this project will be included in sustaining and other engineering expenses.

As we introduce new products into the market, we expect to see an increase in sustaining and other engineering expenses. Typical examples of sustaining engineering activities include, but are not limited to, end-of- life component replacement, especially in electronic components found in our printed circuit board assemblies, analysis of customer complaint data to improve process and design, replacement and enhancement of tooling and fixtures used in the machine shop, assembly operations, and inspection areas to improve efficiency and through-put. Additionally, these costs include development projects that may be in their infancy and may or may not result in a full-fledged product development effort.

Other Income (Expense)

Interest and Dividend Income

Our interest and dividend income earned in fiscal 2021 and 2020 includes income earned from our interest-bearing money market accounts and portfolio of equity investments.

Other Income

During the fourth quarter of fiscal 2020, the Monogram Orthopaedics Inc. (“Monogram”) note was repaid with interest and we collected a total of $952,000 during fiscal 2020.

Gain on Sale of Investments

During fiscal 2021, we liquidated some of the investments in our portfolio of equity investments receiving proceeds of $4.6 million and recording a gain of $1.3 million. During the fourth quarter of fiscal 2020, we liquidated one of the stocks in our portfolio of equity investments receiving proceeds of $128,000 and recording a gain of $25,000.

Interest Expense

Interest expense incurred in fiscal 2021 and 2020 consists primarily of interest expense related to our debt with Minnesota Bank & Trust (“MBT”) described more fully in Note 6 to the consolidated financial statements contained elsewhere in this report.

Income Taxes

The effective tax rate for the fiscal years ended June 30, 2021 and 2020, decreased slightly from 23% to 21% due to increases in our research and development credit and tax benefits related to stock compensation, as well as, reduced state income taxes resulting from a shift in nexus to states with a more favorable tax rate.

Liquidity and Capital Resources

The following table is a summary of our Statements of Cash Flows and Cash and Working Capital as of and for the fiscal years ended June 30, 2021 and 2020:

	As of and for the Years Ended June 30,
	2021	2020
	(In thousands)
Cash provided by (used in):
Operating activities	$(2,078)	$4,945
Investing activities	$(3,710)	$(2,287)
Financing activities	$3,088	$(3,979)

Cash, cash equivalents and working capital:
Cash and cash equivalents	$3,721	$6,421
Working capital	$19,141	$17,447

Cash Flows from Operating Activities

Cash used in operating activities during fiscal 2021 totaled $2.1 million. Our net income was $4.5 million and included $1.3 million of gains on the sales of certain equity investments and $901,000 of non-cash stock compensation. Offsetting this net inflow of cash, our accounts receivable balance increased by $5.8 million primarily because our largest customer changed their payment terms from net 30 to net 90 in conjunction with a contract extension.

Cash provided by operating activities during fiscal 2020 relates primarily to our net income of $6.1 million, the non-cash depreciation and amortization and stock compensation expense of $573,000 and $286,000, respectively, offset by a gain on collection of a note receivable in the amount of $952,000, an increase in inventory in the amount of $2.0 million due to projected increased demand relating to two of our newest product launches, and an increase in accounts receivable in the amount of $1.1 million. Offsetting the use of cash, our accounts payable, accrued expenses and deferred rent increased by $604,000 and our income taxes payable increased by $642,000, while our prepaid expenses and other assets decreased by $476,000.

Cash Flows from Investing Activities

Net cash used in investing activities in fiscal 2021 was $3.7 million. During the 2021 fiscal year, we generated $4.6 million in proceeds from sales of marketable equity securities under the direction of the Investment Committee of our Board, purchased the Franklin Property for $6.5 million and made capital expenditures in the amount of $1.8 million primarily for the Franklin Property.

Net cash used in investing activities in fiscal 2020 was $2.3 million and related primarily to the purchase of $2.8 million in marketable equity securities as well as purchases of $519,000 in equipment and leasehold improvements offset by the collection of a previously impaired note receivable due from Monogram in the amount of $952,000.

Cash Flows from Financing Activities

Net cash provided by financing activities for fiscal 2021, totaled $3.1 million and included $9.1 million in various loans from Minnesota Bank and Trust (“MBT”) more fully described in Note 6 to the consolidated financial statements contained elsewhere in this report, offset by $5.5 million related to the repurchase of 216,171 shares of our common stock pursuant to our share repurchase program, $351,000 of principal payments on our loans with MBT, as well as payment of $259,000 of employee payroll taxes related to the award of 40,000 shares of common stock to employees under previously granted performance awards.

Net cash used in financing activities for fiscal 2020 totaled $4.0 million and related primarily to the $3.4 million repurchase of 231,274 shares of our common stock pursuant to our share repurchase program, as well as $630,000 of principal payments primarily related to our term loan from MBT more fully described in Note 6 to the consolidated financial statements contained elsewhere in this report.

Liquidity Requirements for the Next 12 Months

As of June 30, 2021, our working capital was $19.1 million. We currently believe that our existing cash and cash equivalent balances, together with our account receivable balances, and anticipated cash flows from operations will provide us sufficient funds to satisfy our cash requirements as our business is currently conducted for at least the next 12 months. We may also borrow against our $2.0 million revolving loan with MBT, which we anticipate renewing (See Note 6 of notes to consolidated financial statements contained elsewhere in this report).

We are focused on preserving our cash balances by monitoring expenses, identifying cost savings, and investing only in those development programs and products that we believe will most likely contribute to our profitability. As we execute our current strategy, however, we may require debt and/or equity capital to fund our working capital needs and requirements for capital equipment to support our manufacturing and inspection processes. In particular, we have experienced negative operating cash flow in the past, especially as we procure long-lead time materials to satisfy our backlog, which can be subject to extensive variability. We believe that if we need additional capital to fund our operations, we can borrow against our revolving loan with MBT, or sell additional shares of our common stock under our ATM Agreement, which is currently suspended.

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

The Investment Committee is comprised of Messrs. Swenson (Chair), Cabillot, and Van Kirk.

The Investment Committee approved each of the investments comprising the $3.0 million of marketable public equity securities held at June 30, 2021, which amount includes unrealized holding losses in the amount of $215,000 at June 30, 2021.

In December 2019, our Board approved a new share repurchase program authorizing us to repurchase up to one million shares of our common stock, as the prior repurchase plan, authorized by our Board in 2013, authorizing the repurchase of 750,000 shares of common stock was nearing completion. In accordance with, and as part of, these share repurchase programs, our Board has approved the adoption of several prearranged share repurchase plans intended to qualify for the safe harbor Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (“10b5-1 Plan” or “Plan”).

During the fiscal year ended June 30, 2021, we repurchased 216,171 shares at an aggregate cost, inclusive of fees under the Plan, of $5.5 million. During the fiscal year ended June 30, 2020, we repurchased 231,274 shares at an aggregate cost, inclusive of fees under the Plan, of $3.4 million. On a cumulative basis, we have repurchased a total of 1,035,496 shares under the share repurchase programs at an aggregate cost, inclusive of fess under the Plan, of $14.0 million. All repurchases under the 10b5-1 Plans were administered through an independent broker.

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

No other new accounting pronouncement issued or effective during the fiscal year had or is expected to have a material impact on our consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PRO-DEX, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors

Pro-Dex, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Pro-Dex, Inc. and Subsidiaries (the “Company”) as of June 30, 2021 and 2020, the related consolidated statements of operations and comprehensive income, shareholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the consolidated financial statements, and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Investment Valuation

As described in Notes 2 and 3 to the consolidated financial statements, the Company’s consolidated investments total $2,999,000 at June 30, 2021. Investments include the common stock of publicly traded companies that are considered thinly traded.

We identified the valuation of thinly traded securities as a critical audit matter. Some of the Company’s investments represent shares that materially exceed the average daily trading volume of the thinly traded securities, thus the Company must consider a discount due to the lack of liquidity and marketability. The Company uses a 3rd party specialist to perform the discount analysis for financial statement reporting purposes in order to comply with the guidelines set forth in Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 320, Investments – Debt and Equity Securities and FASB Accounting Standards Update (ASU) No. 2016-01, Financial Instruments – Overall (Subtopic 825-10) Recognition and Measurement of Financial Assets and Financial Liabilities. The discount analysis is derived using a two-part approach. The first analysis uses a protective put model to estimate the discount for lack of liquidity and marketability. The second analysis is a time-adjusted analysis based on restricted stock studies, which is used to adjust the discount to reflect the dribble-out period associated with the securities. The determination of the discount involves significant judgment by management. Auditing management’s judgments regarding the appropriate discount involves a high degree of subjectivity.

The primary procedures we performed to address this critical audit matter included:

•	Reviewed of the qualifications, independence, and objectives and scope of the third-party specialist.

•	Used historical average daily trading volumes in conjunction with the estimated shares that can be transacted per day in order to determine the average expected days to sell securities, and whether that classifies them as thinly traded.

•	With the assistance of an internal valuation specialist we tested the methodology and assumptions used in the valuation. This includes testing of the Black-Sholes model that was used to determine the value of the protective put model. Specific assumptions that were tested in the Black Sholes model include the stock price of the securities, strike price of the option, volatility of the securities, the risk-free rate of interest, and the time-to-maturity of the option. The assumptions used in the time-adjusted analysis include the evaluation of the restricted stock studies, including the adjustments made to reflect the characteristics of the Company’s holdings, and historical trading data.

•	Comparison of the methods and assumptions used with those used in preceding periods.

•	Testing proper classification of investment valuations within the Fair Value Hierarchy as set forth in ASC 820. We tested management’s analysis of the securities, which considered the Company’s holdings relative to the average daily trading volume of the securities over a period of time to determine whether the investment is thinly traded.

/s/ Moss Adams LLP
Moss Adams LLP
Irvine, California
September 9, 2021

We have served as the Company’s auditor since 2003.

PRO-DEX, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 30,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$3,721	$6,421
Investments	1,295	2,560
Accounts receivable, net of allowance for doubtful accounts of $2 and $6 at June 30, 2021 and 2020, respectively	10,933	5,155
Deferred costs	193	155
Inventory	8,437	8,238
Prepaid expenses and other current assets	434	145
Total current assets	25,013	22,674
Land and building, net	6,437	—
Equipment and improvements, net	3,845	2,686
Right of use asset, net	2,605	2,943
Intangibles, net	186	162
Deferred income taxes, net	463	259
Investments	1,704	2,360
Other assets	67	42
Total assets	$40,320	$31,126

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,288	$1,965
Accrued liabilities	2,198	2,411
Deferred revenue	150	200
Notes payable	1,236	651
Total current liabilities	5,872	5,227
Non-current liabilities:
Lease liability, net of current portion	2,432	2,750
Income taxes payable	397	804
Notes payable, net of current portion	11,535	3,283
Total non-current liabilities	14,364	6,837
Total liabilities	20,236	12,064

Commitments and Contingencies:

Shareholders’ equity:
Common stock, no par value, 50,000,000 shares authorized; 3,645,660 and 3,811,137 shares issued and outstanding at June 30, 2021 and 2020, respectively	7,953	12,752
Accumulated other comprehensive loss	(215)	(1,586)
Retained earnings	12,346	7,896
Total shareholders’ equity	20,084	19,062
Total liabilities and shareholders’ equity	$40,320	$31,126

See notes to consolidated financial statements.

PRO-DEX, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In thousands, except share and per share data)

	Years Ended June 30,
	2021	2020

Net sales	$38,029	$34,834
Cost of sales	24,454	21,692
Gross profit	13,575	13,142

Operating (income) expenses:
Selling expenses	590	577
General and administrative expenses	4,076	3,189
Gain on disposal of equipment	—	(5)
Research and development costs	4,384	2,315
Total operating expenses	9,050	6,076
Operating income	4,525	7,066
Other income (expense):
Interest and dividend income	126	95
Other income	—	952
Gain on sale of investments	1,327	25
Interest expense	(352)	(236)
Total other income	1,101	836

Income before income taxes	5,626	7,902
Income tax expense	1,176	1,790

Net income	4,450	6,112
Other comprehensive loss, net of tax:
Unrealized gain (loss) from marketable equity investments, net of income taxes	1,371	(1,037)
Comprehensive income	$5,821	$5,075

Basic & Diluted income per share:
Basic net income per share	$1.17	$1.56

Diluted net income per share	$1.13	$1.50

Weighted-average common shares outstanding:
Basic	3,796,516	3,910,940
Diluted	3,936,194	4,078,087

See notes to consolidated financial statements.

PRO-DEX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For The Years Ended June 30, 2021 and 2020

(In thousands, except share data)

	Common Shares
	Number of Shares	Amount	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balance at June 30, 2019	4,039,491	$15,815	$(549)	$1,742	$17,008
Net income	—	—	—	6,112	6,112
Net change in unrealized gain/(loss) from marketable equity investments, net of tax of $(23)	—	—	(1,037)	—	(1,037)
ESPP shares issued	2,920	39	—	—	39
Cumulative effect of change in accounting principle	—	—	—	42	42
Share-based compensation	—	286	—	—	286
Share repurchases	(231,274)	(3,388)	—	—	(3,388)
Balance at June 30, 2020	3,811,137	$12,752	$(1,586)	$7,896	$19,062
Net income	—	—	—	4,450	4,450
Net change in unrealized gain/(loss) from marketable equity investments, net of tax of $23	—	—	1,371	—	1,371
ESPP shares issued	2,677	57	—	—	57
Shares issued in connection with performance award vesting	40,000	—	—	—	—
Shares withheld from common stock issued to pay employee payroll taxes	(14,371)	(259)	—	—	(259)
Exercise of stock options	22,388	39	—	—	39
Share-based compensation	—	901	—	—	901
Share repurchases	(216,171)	(5,537)	—	—	(5,537)
Balance at June 30, 2021	3,645,660	$7,953	$(215)	$12,346	$20,084

See notes to consolidated financial statements.

PRO-DEX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,450	$6,112
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	686	573
Gain on collection of note receivable	—	(952)
Gain on sale of investments	(1,327)	(25)
Non-cash lease expense	26	41
Gain on sale or disposal of equipment	—	(5)
Amortization of loan fees	49	9
Share-based compensation	901	286
Deferred income taxes	(181)	(22)
Bad debt expense	5	6
Changes in operating assets and liabilities:
Accounts receivable	(5,783)	(1,061)
Deferred costs	(38)	275
Inventory	(199)	(1,999)
Prepaid expenses and other assets	(314)	476
Accounts payable, accrued expenses and deferred rent	105	604
Deferred revenue	(50)	(15)
Income taxes payable	(408)	642
Net cash provided by (used in) operating activities	(2,078)	4,945

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment and leasehold improvements	(1,769)	(519)
Purchase of land and building	(6,499)	—
Proceeds from dividend reclassified as return of principal	—	15
Proceeds from sale of equipment	—	5
Proceeds from collection of notes receivable	—	952
Proceeds from sale of investments	4,596	128
Increase in intangibles	(38)	(46)
Purchase of investments	—	(2,822)
Net cash used in investing activities	(3,710)	(2,287)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on notes payable	(351)	(630)
Borrowing from Minnesota Bank & Trust, net of loan origination fees	9,139	—
Repurchases of common stock	(5,537)	(3,388)
Payments of employee taxes on net issuance of common stock	(259)	—
Proceeds from exercise of stock options and ESPP contributions	96	39
Net cash provided by (used in) financing activities	3,088	(3,979)

Net decrease in cash and cash equivalents	(2,700)	(1,321)
Cash and cash equivalents, beginning of year	6,421	7,742
Cash and cash equivalents, end of year	$3,721	$6,421

See notes to consolidated financial statements.

PRO-DEX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

(In thousands)

	Years Ended June 30,
	2021	2020
Supplemental disclosures of cash flow information:

Non-cash investing and financing activity:
Cashless stock option exercise	$4	$—

Cash paid during the period for:
Income taxes, net of refunds	$1,767	$683
Interest	$330	$218

See notes to consolidated financial statements.

PRO-DEX, INC.

NOTES TO FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS

We specialize in the design, development and manufacture of autoclavable, battery-powered and electric, multi-function surgical drivers and shavers used primarily in the orthopedic, thoracic, and craniomaxillofacial markets. We have patented adaptive torque-limiting technology and proprietary sealing solutions which appeal to our customers, primarily medical device distributors. We also manufacture and sell rotary air motors to a wide range of industries.

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

The summary of significant accounting policies presented below is designed to assist the reader in understanding our consolidated financial statements. Such consolidated financial statements and related notes are the representations of management, who is responsible for their integrity and objectivity. In the opinion of management, these accounting policies conform to accounting principles generally accepted in the United States of America (“U.S. GAAP”) in all material respects and have been consistently applied in preparing the accompanying consolidated financial statements.

Revenue Recognition

Revenue from product sales is recognized as promulgated by the Financial Accounting Standards Board (“FASB”) in Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers once our contract(s) with a customer and the performance obligations in the contract have been identified, and the transaction price has been allocated to the performance obligations and revenue is recorded when (or as) we satisfy each performance obligation, generally upon shipment. During fiscal 2021, in conjunction with a contract amendment with our largest customer, we began accruing for estimated customer rebates in the amount of $394,000, which amounts are included in accrued expenses.

Revenue from services, typically non-recurring engineering services related to the design or customization of a medical device, is typically recognized over time.

Returns of our product for credit are minimal; accordingly, we do not establish a reserve for product returns at the time of sale.

Estimated Losses on Product Development Services

Cost and revenue estimates related to the product development service portions of development and supply contracts are reviewed and updated quarterly. An expected loss on development service contracts is recognized immediately in cost of sales. Losses recorded in fiscal 2021 and 2020 related to these services totaled $71,000 and $370,000, respectively.

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

Cash and Cash Equivalents

We consider all highly liquid investments with an original maturity of ninety days or less to be cash equivalents. At June 30, 2021 and 2020, cash equivalents consisted of investments in money market funds.

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

Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or net realizable value. Cost includes materials, labor, and manufacturing overhead related to the purchase and production of inventories. Reductions to estimated market value are recorded and charged to cost of sales, when indicated based on a formula that compares on-hand quantities to both historical usage and estimated demand over the ensuing 12 months from the measurement date. On an ongoing basis, we evaluate inventory for obsolescence and slow-moving items. This evaluation includes analysis of historical sales and usage, existing demand, as well as specific factors known to management. As of June 30, 2021 and 2020, there was approximately $128,000 and $303,000, respectively, of inventory in-transit.

Investments

Investments at June 30, 2021 and 2020, consist of marketable equity securities of publicly held companies. The investments were made to realize a reasonable return, although there is no assurance that positive returns will be realized. Investments are marked to market at each measurement date, with unrealized gains and losses, net of income taxes, presented as adjustments to accumulated other comprehensive income or loss. Our long-term investments consist of common stocks of public companies that are thinly traded. These investments were subject to an independent valuation as of June 30, 2021 and 2020.

Long-lived Assets

We review the recoverability of long-lived assets, consisting of the land and building that we own, equipment, and improvements, including leasehold improvements, when events or changes in circumstances occur that indicate carrying values may not be recoverable.

PRO-DEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Our building, equipment and improvements are recorded at historical cost and depreciation is provided using the straight-line method over the following periods:

Building	Thirty years
Equipment	Three to ten years
Improvements	Shorter of the remaining life of the underlying building, lease term, or the asset’s estimated useful life

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

Income Taxes

We recognize deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of our assets and liabilities along with net operating losses and tax credit carryovers. Deferred tax assets at both June 30, 2021 and 2020 consisted primarily of basis differences related to unrealized gain/loss related to investments, stock-based compensation, fixed assets, accrued expenses, and inventories.

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

Concentration of Credit Risk

Financial instruments that potentially subject us to credit risk consist principally of cash, cash equivalents, and trade receivables. We place our cash and cash equivalents with major financial institutions. At June 30, 2021 and 2020, and throughout the fiscal years then ended, we had deposits in excess of federally insured limits. Credit sales are made to medical device distributors, original equipment manufacturers, and resellers throughout the world, and sales to such customers account for a substantial portion of our trade receivables. While such receivables are not collateralized, we evaluate their collectability based on several factors including customers’ payment histories.

PRO-DEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Compensation Plans

We recognize compensation expense for the share-based awards that vest subject to market conditions under ASC 718, Compensation-Stock Compensation by estimating their fair value using a Monte Carlo simulation. The fair value using a Monte Carlo simulation model is affected by assumptions regarding a number of complex judgments including expected stock price volatility, risk free interest rates, and the forecasted future value and trading volume of our stock. The awards are considered granted for accounting purposes on the date the awards were approved by the Compensation Committee of our Board of Directors and we recognize compensation expense, based on the estimated fair value of the award, on a straight-line basis over the requisite service period.

Use of Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Our operations are affected by numerous factors including market acceptance of our products, changes in technologies, and new laws, effects from the COVID-19 pandemic, government regulations, and policies. We cannot predict what impact, if any, the occurrence of these or other events might have on our operations. Significant estimates and assumptions made by management include, but are not limited to, revenue recognition, share-based compensation, the allowance for doubtful accounts, accrued warranty expense, inventory valuation, the carrying value of long-lived assets, and the recoverability of deferred income tax assets.

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

Investments: Investments consist of marketable equity securities of publicly held companies. As such, most of our investments are classified within Level 1 of the valuation hierarchy. Our long-term marketable securities consist of investments of common stock of publicly traded companies that are thinly traded. Due to the thinly traded nature of these stocks, they are classified within Level 2 of the valuation hierarchy. The fair value of these investments was based upon an independent valuation.

Although the methods above may produce a fair value calculation that may not be indicative of the net realizable value or reflective of future fair values, we believe our valuation methods are appropriate.

PRO-DEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Advertising

Advertising costs are charged to selling or general and administrative expense as incurred and amounted to $4,000 and $1,000 for the fiscal years ended June 30, 2021 and 2020, respectively.

Recently Adopted Accounting Standards

On July 1, 2019, we adopted ASU 2016-02, (Topic 842) “Leases,” using a modified retrospective approach through a cumulative effect adjustment to retained earnings in the amount of $42,000 as of the beginning of fiscal 2020. The objective of this update is to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The impact of adoption was an increase to both long-term assets and total liabilities of approximately $3.3 million as of July 1, 2019.

3.	COMPOSITION OF CERTAIN FINANCIAL STATEMENT ITEMS

Investments

Investments are stated at market value and consist of the following (in thousands):

	June 30, 2021	June 30, 2020
Marketable equity securities – short-term	$1,295	$2,560
Marketable equity securities – long-term	1,704	2,360
Total Marketable equity securities	$2,999	$4,920

Investments at June 30, 2021 and 2020 had an aggregate cost basis of $3,204,000 and $6,483,000, respectively. The long-term investments include equity securities of public companies that are thinly traded and therefore we classified the assets as long term in nature because even if we decide to sell the stocks we may not be able to sell our position within one year. At June 30, 2021, the investments included net unrealized losses of $215,000 (gross unrealized losses of $386,000 offset by gross unrealized gains of $171,000). At June 30, 2020, the investments included net unrealized losses of $1,563,000 (gross unrealized losses of $1,703,000 offset by gross unrealized gains of $140,000).

Of the total marketable equity securities at June 30, 2021 and 2020, $1,224,000 and $847,000, respectively, represent an investment in either the common stock or both the common and preferred stock of Air T, Inc. Two of our Board members Messrs. Swenson and Cabillot, are also board members of Air T, Inc. and both either individually or through affiliates own an equity interest in Air T, Inc. Mr. Swenson, our Chairman, also serves as the chief executive officer and chairman of Air T, Inc. Another of our Board members is employed by Air T as its Chief of Staff. The shares have been purchased through 10b5-1 Plans that, in accordance with our internal policies regarding the approval of related-party transactions, were approved by our three Board members that are not affiliated with Air T, Inc.

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

PRO-DEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Inventory

Inventory is stated at the lower of cost (first-in, first-out) or net realizable value and consists of the following (in thousands):

	June 30,
	2021	2020
Raw materials /purchased components	$3,967	$4,241
Work in process	2,218	2,339
Sub-assemblies /finished components	1,738	1,438
Finished goods	514	220
Total inventory	$8,437	$8,238

Land and Building

Land and building consist of the following (in thousands):

	June 30, 2021	June 30, 2020
Land	$3,684	$—
Building	2,815	—
Total	6,499	—
Less: accumulated depreciation	(62)	—
	$6,437	$—

On November 6, 2020, we acquired the Franklin Property for a total purchase price of $6.5 million, of which we paid $1.3 million in cash and the balance of $5.2 million we financed through Minnesota Bank & Trust (“MBT”) (see Note 6). As of the date of this filing, we are continuing our build-out of the property, which we expect to complete in the first quarter of next fiscal year. The building is being amortized on a straight-line basis over a period of 30 years.

Equipment and Improvements

Equipment and improvements consist of the following (in thousands):

	June 30,
	2021	2020
Office furnishings and fixtures	$2,173	$2,143
Machinery and equipment	5,895	5,382
Automobiles	21	21
Improvements	3,536	2,359
Total	11,625	9,905
Less: accumulated depreciation and amortization	(7,780)	(7,219)
	$3,845	$2,686

Depreciation expense for the years ended June 30, 2021 and 2020 amounted to $609,000 and $559,000, respectively. During fiscal 2021, fully depreciated assets in the amount of $49,000 were retired. During fiscal 2020, fully depreciated assets in the amount of $58,000 were retired and an additional $39,000 of fully depreciated assets were sold.

PRO-DEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Intangibles

Intangibles consist of the following (in thousands):

	June 30, 2021	June 30, 2020
Patent-related costs	$260	$222
Less accumulated amortization	(74)	(60)
	$186	$162

Amortization expense for the years ended June 30, 2021 and 2020 amounted to $14,000 each fiscal year.

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

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	June 30,
	2021	2020
Payroll and related items	$505	$689
Accrued inventory in transit	128	303
Accrued legal and professional fees	124	141
Accrued bonuses	300	570
Current portion of lease liability	344	339
Warranty	221	213
Accrued customer rebate	394	—
Accrued sales, use and excise taxes	7	7
Other	175	149
	$2,198	$2,411

4.	WARRANTY ACCRUAL

Information relating to the accrual for warranty costs for the years ended June 30, 2021 and 2020, is as follows (in thousands):

	June 30,
	2021	2020
Balance at beginning of year	$213	$136
Accruals during the year	339	204
Change in estimates of prior period accruals	(27)	(27)
Warranty amortization/utilization	(304)	(100)
Balance at end of year	$221	$213

Warranty expense relating to new product sales and changes to estimates was $312,000 and $177,000, respectively, for the fiscal years ended June 30, 2021 and 2020.

PRO-DEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	INCOME TAXES

On March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations, and technical corrections to tax depreciation methods for qualified improvement property (“QIP”). Under ASC 740, the effects of new legislation are recognized upon enactment. The provisions of the CARES Act did materially impact our business or our tax provision.

The provision for income taxes consists of the following amounts (in thousands):

	Years Ended June 30,
	2021	2020
Current:
Federal	$1,040	$1,542
State	340	270
Deferred:
Federal	(186)	(243)
State	(18)	221
Income tax expense	$1,176	$1,790

The effective income tax rate from income from continuing operations differs from the United States statutory income tax rates for the reasons set forth in the table below (in thousands, except percentages).

	Years Ended June 30,
	2021		2020
	Amount	Percent Pretax Income	Amount	Percent Pretax Income
Income before income taxes	$5,626	100%	$7,902	100%

Computed “expected” income tax expense on income before income taxes	$1,181	21%	$1,659	21%
State tax, net of federal benefit	279	5%	440	6%
Tax incentives	(169)	(3%)	(85)	(1%)
Change in valuation allowance	—	—	(227)	(3%)
Stock based compensation	(93)	(2%)	—	—
Other	(22)	—	3	—
Income tax expense	$1,176	21%	$1,790	23%

PRO-DEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred income taxes reflect the net effects of loss and credit carryforwards and temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities for federal and state income taxes are as follows (in thousands):

	June 30,
	2021	2020
Deferred tax assets:
Federal and state NOL carryforward	$20	$21
Research and other credits	65	65
Reserves and accruals	461	438
Stock based compensation	268	110
Unrealized losses	61	455
Inventory	371	334
Total gross deferred tax assets	$1,246	$1,423
Less: valuation allowance	(158)	(543)
Total deferred tax assets	1,088	880
Deferred tax liabilities:
Property and equipment, principally due to differing depreciation methods	$(523)	$(577)
Deferred state tax	(38)	(33)
Other	(64)	(11)
Total gross deferred tax liabilities	(625)	(621)
Net deferred tax assets	$463	$259

Realization of our deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. As of June 30, 2021, our deferred tax asset valuation allowance primarily consists of unrealized capital loss for investments held and the state net operating loss carryforwards for states in which we have filed a final return. For the fiscal year ended June 30, 2021, we recorded a net decrease to our valuation allowance of $385,000 on the basis of management’s reassessment of the amount of our deferred tax assets that are more likely than not to be realized.

As of June 30, 2021, we did not have any net operating losses for federal and state income tax purposes for state jurisdictions in which we currently operate. We have no federal or state research and development and alternative minimum tax credit carry forwards at June 30, 2021.

As of June 30, 2021, we have accrued $550,000 of unrecognized tax benefits related to federal and state income tax matters that would reduce our income tax expense if recognized. If we are eventually able to recognize our uncertain tax positions, our effective tax rate would be reduced. Any adjustment to our uncertain tax positions would result in an adjustment of our tax credit carryforwards rather than resulting in a cash outlay.

PRO-DEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information with respect to our accrual for unrecognized tax benefits is as follows (in thousands):

	June 30,
	2021	2020
Unrecognized tax benefits:
Beginning balance	$524	$490
Additions based on federal tax positions related to the current year	30	15
Additions based on state tax positions related to the current year	20	13
Additions for tax positions of prior years	6	55
Reductions due to lapses in statutes of limitation	(30)	(49)
Ending balance	$550	$524

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

We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense when applicable. As of June 30, 2021, no interest or penalties applicable to our unrecognized tax benefits have been accrued since we have sufficient tax attributes available to fully offset any potential assessment of additional tax.

We are subject to U.S. federal income tax, as well as income tax of California, Colorado, Maryland, and Massachusetts. We are currently open to audit under the statute of limitations by the Internal Revenue Service for the years ended June 30, 2018, and later.  However, because of our prior net operating losses and research credit carryovers, substantially all of our tax years are open to audit.

6.	NOTES PAYABLE AND FINANCING TRANSACTIONS

Minnesota Bank & Trust

On November 6, 2020 (the “Closing Date”), PDEX Franklin, a newly created wholly owned subsidiary of the Company, purchased the Franklin Property. A portion of the purchase price was financed by a loan from MBT to PDEX Franklin in the principal amount of approximately $5.2 million (the “Property Loan”) pursuant to a Loan Agreement, dated as of the Closing Date, between PDEX Franklin and MBT (the “Property Loan Agreement”) and corresponding Term Note (the “Property Note”) issued by PDEX Franklin in favor of MBT on the Closing Date. The Property Loan is secured by the Franklin Property pursuant to a Deed of Trust with Assignment of Leases and Rents, Security Agreement and Fixture Filing in favor of MBT (the “Deed”) and by an Assignment of Leases and Rents by PDEX Franklin in favor of MBT (the “Rents Assignment”). We paid loan origination fees to MBT on the Closing Date in the amount of $26,037.

The Property Loan bears interest at a fixed rate of 3.55% per annum, which is subject to a 3% increase upon an event of default. Accrued interest is payable monthly beginning on December 1, 2020, and both principal and interest in the amount of approximately $30,000 are due and payable on the first day of each subsequent month until the maturity date of November 1, 2030 (the “Maturity Date”), at which time a balloon payment in the amount of $3.1 million is due. Any prepayment of the Property Loan (other than monthly scheduled interest and principal payments), is subject to a prepayment fee equal to 4% of the principal amount prepaid for any prepayment made during the first or second year, 3% of the principal amount prepaid for any prepayment made during the third or fourth year, 2% of the principal amount prepaid for any prepayment made during the fifth or sixth year, and 1% of the principal amount prepaid for any prepayment made during the seventh or eighth year. The Property Loan Agreement, Property Note, Deed, and Rents Assignment each contain representations, warranties, covenants, and events of default that are customary for a loan of this type. The balance owed on the Property Loan at June 30, 2021 is $5,118,000.

PRO-DEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On the Closing Date, we also entered into an Amended and Restated Credit Agreement with MBT (the “Amended Credit Agreement”), providing for a $7,525,000 amended and restated term loan (the “Term Loan A”), a $1,000,000 term loan (the “Term Loan B”), and a $2,000,000 amended and restated revolving loan (the “Revolving Loan” and, together with the Term Loan A and the Term Loan B, collectively, the “Loans”), evidenced by an Amended and Restated Term Note A (“Term Note A”), a Term Note B, and an Amended and Restated Revolving Credit Note (the “Revolving Note”) made by us in favor of MBT. The Loans are secured by substantially all of the Company’s assets pursuant to a Security Agreement entered into on September 6, 2018 between the Company and MBT. The Term Note A had an outstanding principal balance of $3,770,331 as of the Closing Date and could be borrowed against through May 30, 2021 (the “Commitment Period”). During the third quarter ended March 31, 2021, we borrowed an additional $3,000,000 against Term Note A for the purpose of repurchasing our common stock as described in Note 12. The Term Note B had a zero balance as of the Closing Date and we borrowed the full $1,000,000 during the third quarter ended March 31, 2021, for the purpose of making improvements to the Franklin property described in Note 3.

The Term Loan A matures on November 1, 2027 and bears interest at a fixed rate of 3.84% per annum. Initial payments on the Term Loan A of interest only are due on December 1, 2020 through June 1, 2021. Commencing July 1, 2021 and continuing on the first day of each month thereafter until the maturity date, we are required to make payments of principal and interest on Term Loan A of approximately $97,000 plus any additional accrued and unpaid interest through the date of payment. The balance owed on Term Loan A as of June 30, 2021, is $6,716,000.

The Term Loan B matures on November 1, 2027 and bears interest at a fixed rate of 3.84% per annum. Initial payments on the Term Loan B of interest only are due on December 1, 2020 through June 1, 2021. Commencing July 1, 2021 and continuing on the first day of each month thereafter until the maturity date, we are required to make payments of principal and interest on Term Loan B of approximately $15,000, plus any additional accrued and unpaid interest through the date of payment. As of March 31, 2021, we had drawn fully against Term Note B and the balance outstanding on Term Note B was $1,000,000 on June 30, 2021.

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

PRO-DEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Scheduled principal maturities of our loans, exclusive of unamortized loan origination fees, for future fiscal years ending June 30 are as follows (in thousands):

Term Loan Principal Payments
Fiscal Year:
2022	$1,260
2023	1,293
2024	1,344
2025	1,396
2026	1,451
Thereafter	6,091
Total principal payments	$12,835

7.	LEASES

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

Our operating lease ROU asset and long-term liability are presented separately on our balance sheet. The current portion of our operating lease liability, exclusive of imputed interest, as of June 30, 2021, in the amount of $344,000, is presented within accrued expenses on the balance sheet. As of June 30, 2021, the maturity of our lease liability is as follows:

Operating Lease
Fiscal Year:
2022	$489
2023	504
2024	519
2025	535
2026	551
Thereafter	710
Total lease payments	3,308
Less imputed interest:	(531)
Total	$2,777

As of June 30, 2021, our operating lease has a remaining lease term of six years and three months and an imputed interest rate of 5.3%. Cash paid for amounts included in the lease liability for the fiscal years ended June 30, 2021 and 2020 was $475,000 and $461,000, respectively.

8.	COMMITMENTS AND CONTINGENCIES

Leases

We lease our office, production, and warehouse facility in Irvine, California (our “corporate office”) under an agreement that expires in September 2027. Our corporate office lease requires us to pay insurance, taxes, and other expenses related to the leased space.

Rent expense in fiscal 2021 and 2020 was $558,000 and $561,000, respectively.

PRO-DEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Compensation Arrangements

Retirement Savings 401(k) Plan

The Pro-Dex, Inc. Retirement Savings 401(k) Plan (the “401(k) Plan”) is a defined contribution plan we administer that covers substantially all our employees and is subject to the provisions of the Employee Retirement Income Security Act of 1974, as amended. Employees are eligible to participate in the 401(k) Plan when they have attained 19 years of age and then can enter into the 401(k) Plan on the first day of each calendar quarter. Participants are eligible to receive non-discretionary matching contributions by the Company equal to 25% of their contributions up to 5% of eligible compensation. For the fiscal years ended June 30, 2021 and 2020, we recognized compensation expense amounting to $81,000 and $67,000, respectively, in connection with the 401(k) Plan. During our fiscal years ended June 30, 2021 and 2020, we used approximately $17,000 and $7,000, respectively, of forfeited match contributions to reduce our match expense.

Legal Matters

On August 24, 2021, one of our customers, through its counsel, sent notice that it is seeking indemnification from Pro-Dex regarding a pending complaint filed by a third-party claiming patent infringement on one of the products which we manufacture for this customer. As of the date of this filing, we have not accrued any losses relating to this matter nor have we completed our assessment of the claims made against our customer.

In addition to the above matter, we may be involved in legal proceedings arising either in the ordinary course of our business or incidental to our business. There can be no certainty, however, that we may not ultimately incur liability or that such liability will not be material or adverse.

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

Former Stock Option Plans

No options were granted under the Former Stock Option Plans during the fiscal years ended June 30, 2021 and 2020. As of June 30, 2021, there was no unrecognized compensation cost under the Former Stock Option Plans as all outstanding stock options are fully vested. The intrinsic value of stock options outstanding and exercisable at June 30, 2021, was approximately $906,000 with a weighted-average remaining contractual term of 0.43 years at June 30, 2021.

PRO-DEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of stock option activity under the Former Stock Option Plans for the fiscal years ended June 30, 2021 and 2020:

	2021		2020
	Number of Shares	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Exercise Price
Outstanding at July 1,	54,000	$1.86	54,000	$1.86
Options granted	—	—	—	—
Options exercised	(22,500)	1.94	—	—
Options forfeited	—	—	—	—
Outstanding at end of period	31,500	$1.81	54,000	$1.86
Stock Options Exercisable at June 30,	31,500	$1.81	54,000	$1.86

Performance Awards

In December 2017, the Compensation Committee of our Board of Directors granted 200,000 performance awards to our employees, which upon vesting will generally be paid in shares of our common stock. Whether any performance awards vest, and the amount that does vest, is tied to the completion of service periods that range from 7 months to 9.5 years at inception and the achievement of our common stock trading at certain pre-determined prices. The weighted-average fair value of the performance awards granted was $4.46, calculated using the weighted-average fair market value for each award, using a Monte Carlo simulation. In February 2020, the Compensation Committee reallocated 48,000 previously forfeited awards, having the same remaining terms and conditions, to certain current employees. The weighted average fair value of the performance awards granted in fiscal 2020 was $16.90, calculated using the weighted-average fair market value for each award, using a Monte Carlo simulation. We recorded share-based compensation expense of $84,000 and $279,000 for the fiscal years ended June 30, 2021 and 2020, respectively, related to these performance awards. On June 30, 2021, there was approximately $160,000 of unrecognized compensation cost related to these non-vested performance awards expected to be expensed over the weighted-average period of 2.98 years.

On July 1, 2020, it was determined by the Compensation Committee that the second of five tranches of the performance awards had been achieved and participants were awarded 40,000 shares of common stock. Each participant elected a net issuance to cover their individual withholding taxes in the amount of $259,000 and therefore we issued 25,629 shares with an effective date of July 16, 2020, coinciding with the pay date that included July 1, 2020.

Non-Qualified Stock Options

In December 2020, the Compensation Committee of our Board of Directors granted 310,000 non-qualified stock options to our directors and certain employees under the 2016 Equity Incentive Plan. Whether any stock options vest, and the amount that does vest, is tied to the completion of service periods that range from 18 months to 10.5 years at inception and the achievement of our common stock trading at certain pre-determined prices. We recorded compensation expense of $624,000 for the fiscal year ended June 30, 2021, related to these options. The weighted average fair value of the stock option awards granted was $16.72, calculated using a Monte Carlo simulation. As of June 30, 2021 there was approximately $4.2 million of unrecognized compensation cost related to these non-vested non-qualified stock options.

In February 2021, the Compensation Committee of our Board of Directors granted 62,000 non-qualified stock options to our directors and certain employees under the 2016 Equity Incentive Plan. Whether any stock options vest, and the amount that does vest, is tied to the completion of service periods that range from 4 months to 1.3 years at inception and the achievement of our common stock trading at certain pre-determined prices. Of these 62,000 stock options, 57,750 vested on July 1, 2021, as our common stock met the pre-determined prices set forth in the underlying agreements. We recorded compensation expense of $182,000 for the fiscal year ended June 30, 2021 related to these options. The weighted average fair value of the stock option awards granted was $3.16, calculated using a Monte Carlo simulation.

PRO-DEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of non-qualified stock option activity under the 2016 Equity Incentive Plan for the fiscal year ended June 30, 2021:

	2021
	Number of Shares	Weighted-Average Exercise Price
Outstanding at July 1,	—	$—
Options granted	372,000	41.83
Options exercised	—	—
Options forfeited	(25,500)	41.83
Outstanding at end of period	346,500	$41.83
Stock Options Exercisable at June 30,	—	$—

Employee Stock Purchase Plan

In September 2014, our Board approved the establishment of an Employee Stock Purchase Plan (the “ESPP”). The ESPP conforms to the provisions of Section 423 of the Internal Revenue Code, has coterminous offering and purchase periods of six months, and bases the pricing at which participant’s purchase shares of our common stock on a formula so as to result in a per share purchase price that approximates a 15% discount from the market price of a share of our common stock at the end of the purchase period. Our Board of Directors also approved the provision that shares formerly reserved for issuance under the Former Stock Option Plans in excess of shares issuable pursuant to outstanding options, aggregating 704,715 shares, be reserved for issuance pursuant to the ESPP. The ESPP was approved by our shareholders at our 2014 Annual Meeting. On February 2, 2015, the Company filed a Registration Statement on Form S-8 registering the 704,715 shares issuable under the ESPP under the Securities Act of 1933.

During the fiscal years ended June 30, 2021 and 2020, shares totaling 2,677 and 2,920, respectively, were purchased pursuant to the ESPP and allocated to participating employees based upon their contributions at weighted- average prices of $21.47 and $13.25, respectively. On a cumulative basis, since the inception of the ESPP, employees have purchased a total of 24,463 shares. During the fiscal years ended June 30, 2021 and 2020, we recorded stock compensation expense in the amount of $10,000 and $7,000, respectively, relating to the ESPP.

PRO-DEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.	MAJOR CUSTOMERS & SUPPLIERS

Customers that accounted for more than 10% of our total sales in either of fiscal year 2021 or 2020, is as follows (in thousands, except percentages):

	Years Ended June 30,
	2021		2020
	Amount	Percent of Total	Amount	Percent of Total

Total revenue	$38,029	100%	$34,834	100%

Customer concentration:
Customer 1	$22,163	58%	$22,675	65%
Customer 2	10,122	27%	5,869	17%
Customer 3	2,158	6%	3,499	10%
Total	$34,443	91%	$32,043	92%

Information with respect to accounts receivable from those customers who comprised more than 10% of our gross accounts receivable at either June 30, 2021 or June 30, 2020 is as follows (in thousands, except percentages):

	June 30, 2021		June 30, 2020
Total gross accounts receivable	$10,935	100%	$5,161	100%

Customer concentration:
Customer 1	$6,666	61%	$2,205	42%
Customer 2	3,710	34%	1,593	31%
Customer 3	—	—	972	19%
Total	$10,376	95%	$4,770	92%

During fiscal 2021 and 2020, we had two suppliers that accounted for more than 10% of total inventory purchases, as follows (in thousands, except percentages):

	June 30, 2021		June 30, 2020
Total inventory purchases	$13,844	100%	$12,829	100%

Supplier concentration:
Supplier 1	$2,158	16%	$2,444	19%
Supplier 2	2,238	16%	1,971	15%
Total	$4,396	32%	$4,415	34%

Information with respect to accounts payable due to these suppliers at June 30, 2021 and June 30, 2020 is as follows (in thousands, except percentages):

	June 30, 2021		June 30, 2020
Total accounts payable	$2,288	100%	$1,965	100%

Supplier concentration:
Supplier 1	$225	10%	$245	13%
Supplier 2	206	9%	161	8%
Total	$431	19%	$406	21%

PRO-DEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	NET INCOME PER SHARE

We calculate basic earnings per share by dividing net income by the weighted-average number of common shares outstanding during the reporting period. Diluted earnings per share reflects the effects of potentially dilutive securities. The summary of the basic and diluted earnings per share calculations for the years ended June 30, 2021 and 2020 is as follows (in thousands, except per share data):

	Years Ended June 30,
	2021	2020
Basic:
Net income	$4,450	$6,112
Weighted-average shares outstanding	3,797	3,911
Basic earnings per share	$1.17	$1.56
Diluted:
Net income	$4,450	$6,112
Weighted-average shares outstanding	3,797	3,911
Effect of dilutive securities – stock options & performance awards	139	167
Weighted-average shares used in calculation of diluted earnings per share	3,936	4,078
Diluted earnings per share	$1.13	$1.50

12.	COMMON STOCK – Share Repurchase Program

In December 2019, our Board approved a new share repurchase program authorizing us to repurchase up to one million shares of our common stock, as the prior repurchase plan authorized by our Board in 2013 was nearing completion. In accordance with, and as part of, these share repurchase programs, our Board approved the adoption of several prearranged share repurchase plans intended to qualify for the safe harbor provided by Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (“10b5-1 Plan” or “Plan”). During the fiscal year ended June 30, 2021, we repurchased 216,171 shares at an aggregate cost, inclusive of fees under the Plan, of $5.5 million. During the fiscal year ended June 30, 2020, we repurchased 231,274 shares at an aggregate cost, inclusive of fees under the Plan, of $3.4 million. On a cumulative basis, we have repurchased a total of 1,035,496 shares under the share repurchase programs at an aggregate cost, inclusive of fess under the Plan, of $14.0 million. All repurchases under the 10b5-1 Plans were administered through an independent broker.

13.	SUBSEQUENT EVENT

On August 24, 2021, one of our customers, through its counsel, sent notice that it is seeking indemnification from Pro-Dex regarding a pending complaint filed by a third-party claiming patent infringement on one of the products which we manufacture for this customer. As of the date of this filing, we have not accrued any losses relating to this matter nor have we completed our assessment of the claims made against our customer.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer and principal accounting officer) have concluded, based on their evaluation as of June 30, 2021, that the design and operation of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) are effective at a reasonable assurance level to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Our management is responsible for establishing and maintaining adequate “internal control over financial reporting” (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision and with the participation of our management, including our principal executive officer, principal financial officer, and principal accounting officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in May 2013. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of June 30, 2021.

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

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that apply to certain smaller reporting companies that permit us to provide only management’s attestation in this annual report.

During the quarter ended June 30, 2021, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated herein by reference to our definitive Proxy Statement, which will be filed within 120 days of June 30, 2021, and delivered to shareholders in connection with our 2021 annual meeting of shareholders.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to our definitive Proxy Statement, which will be filed within 120 days of June 30, 2021, and delivered to shareholders in connection with our 2021 annual meeting of shareholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference to our definitive Proxy Statement, which will be filed within 120 days of June 30, 2021, and delivered to shareholders in connection with our 2021 annual meeting of shareholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to our definitive Proxy Statement, which will be filed within 120 days of June 30, 2021, and delivered to shareholders in connection with our 2021 annual meeting of shareholders.

ITEM	14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated herein by reference to our definitive Proxy Statement, which will be filed within 120 days of June 30, 2021, and delivered to shareholders in connection with our 2021 annual meeting of shareholders.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(3)	Exhibits

Reference is made to the Exhibit Index beginning on page 53 of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 9, 2021.

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

Signature	Title	Date

/s/ Richard L. Van Kirk Richard L. Van Kirk	President, Chief Executive Officer, and Director (Principal Executive Officer)	September 9, 2021

/s/ Alisha K. Charlton Alisha K. Charlton	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	September 9, 2021

/s/ Nicholas J. Swenson Nicholas J. Swenson	Chairman of the Board, Director	September 9, 2021

/s/ Raymond E. Cabillot Raymond E. Cabillot	Director	September 9, 2021

/s/ William J. Farrell III William J. Farrell III	Director	September 9, 2021

/s/ David C. Hovda David C. Hovda	Director	September 9, 2021

/s/ Katrina M.K. Philp	Director	September 9, 2021
Katrina M.K. Philp

INDEX TO EXHIBITS

Exhibit No.	Description

3.1	Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K filed April 23, 2007).
3.2	Articles of Amendment to Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K filed December 5, 2007).
3.3	Articles of Amendment to Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K filed June 18, 2010).
3.4	Amended and Restated Bylaws, dated January 31, 2011 (incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K filed February 4, 2011).
4.1 Ω	Description of the Company’s Common Stock Registered Pursuant to Section 12 of the Securities Act of 1934.
10.1*	Second Amended and Restated 2004 Stock Option Plan (incorporated herein by reference to Exhibit 4.1 to the Company’s Form S-8 filed February 15, 2012).
10.2*	Amended and Restated 2004 Directors Stock Option Plan (incorporated herein by reference to Exhibit 4.2 to the Company’s Form S-8 filed February 15, 2012).
10.3*	Pro-Dex, Inc. 2016 Equity Incentive Plan (incorporated herein by reference to Appendix A to our Schedule 14A filed October 17, 2016).
10.4*	Form of Indemnification Agreement for directors and certain officers (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed October 29, 2008).
10.5	Lease agreement with Irvine Business Properties, dated August 3, 2007 (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed August 23, 2007).
10.6	First Amendment To Lease – July 2013 by and between Irvine Business Properties and Pro-Dex, Inc., dated effective July 1, 2013 (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed July 17, 2013).
10.7*	Pro-Dex, Inc. Amended and Restated Employee Severance Policy effective as of September 16, 2014 (incorporated herein by reference to Exhibit 10.5 to the Company’s Form 10-Q filed May 14, 2015).
10.8	Second Amendment to Standard Industrial/Commercial Multi-Tenant Lease – Net by and between Irvine Business Properties and Pro-Dex, Inc., dated September 19, 2017 (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on September 20, 2017).
10.9*	Form of Performance Award Agreement for Employees of Pro-Dex, Inc. – 2016 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on December 8, 2017).
10.10	Credit Agreement, dated September 6, 2018 between Pro-Dex, Inc. and Minnesota Bank & Trust (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on September 7, 2018).
10.11	Security Agreement, dated September 6, 2018 by Pro-Dex, Inc. in favor of Minnesota Bank & Trust (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed on September 7, 2018).
10.12	Term Note A, dated September 6, 2018 by Pro-Dex, Inc. in favor of Minnesota Bank & Trust (incorporated herein by reference to Exhibit 10.3 to the Company’s Form 8-K filed on September 7, 2018).
10.13	Revolving Credit Note, dated September 6, 2018 by Pro-Dex, Inc. in favor of Minnesota Bank & Trust (incorporated herein by reference to Exhibit 10.4 to the Company’s Form 8-K filed on September 7, 2018).
10.14	Change in Terms Agreement dated September 6, 2019 by and between Minnesota Bank & Trust and Pro-Dex, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on October 1, 2019).
10.15	Standard Offer, Agreement and Escrow Instructions for Purchase of Real Estate by and between Pro-Dex, Inc. and 14401 Franklin, LLC. (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on September 8, 2020).
10.16	Loan Agreement dated November 6, 2020 by and between PDEX Franklin LLC and Minnesota Bank & Trust (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed November 12, 2020).
10.17	Term Note dated November 6, 2020 made by PDEX Franklin LLC in favor of Minnesota Bank & Trust (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed November 12, 2020).
10.18	Deed of Trust with Assignment of Leases and Rents, Security Agreement and Fixture Filing dated November 6, 2020 by and between PDEX Franklin LLC and Minnesota Bank & Trust (incorporated herein by reference to Exhibit 10.3 to the Company’s Form 8-K filed November 12, 2020).

10.19	Assignment of Leases and Rents dated November 6, 2020 by and between PDEX Franklin LLC and Minnesota Bank & Trust (incorporated herein by reference to Exhibit 10.4 to the Company’s Form 8-K filed November 12, 2020).
10.20	Amended and Restated Credit Agreement dated November 6, 2020 by and between Pro-Dex, Inc. and Minnesota Bank & Trust (incorporated herein by reference to Exhibit 10.5 to the Company’s Form 8-K filed November 12, 2020).
10.21	Amended and Restated Term Note A dated November 6, 2020 made by Pro-Dex, Inc. in favor of Minnesota Bank & Trust (incorporated herein by reference to Exhibit 10.6 to the Company’s Form 8-K filed November 12, 2020).
10.22	Term Note B dated November 6, 2020 made by Pro-Dex, Inc. in favor of Minnesota Bank & Trust (incorporated herein by reference to Exhibit 10.7 to the Company’s Form 8-K filed November 12, 2020).
10.23	Amended and Restated Revolving Credit Agreement dated November 6, 2020 made by Pro-Dex, Inc. in favor of Minnesota Bank & Trust (incorporated herein by reference to Exhibit 10.8 to the Company’s Form 8-K filed November 12, 2020).
10.24*	Form of Stock Option Agreement for Directors and Employees of Pro-Dex, Inc. – 2016 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed December 11, 2020).
10.25	At the Market Offering Agreement dated December 31, 2020, by and between Pro-Dex, Inc. and Ascendiant Capital Markets, LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed December 31, 2020).
23 Ω	Consent of Independent Registered Public Accounting Firm.
31.1 Ω	Certification of the Chief Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 Ω	Certification of the Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32 Ω	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

———————

Ω	Filed herewith.
*	Denotes management contract or compensatory arrangement.

