Form 10-Q
period 2021-09-30
PRO DEX INC
filed 2021-11-15
CIK 788920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended SEPTEMBER 30, 2021
OR
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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 3,660,161 shares of common stock, no par value, as of November 12, 2021.

PRO-DEX, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PRO-DEX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share amounts)

	September 30, 2021	June 30, 2021
ASSETS
Current Assets:
Cash and cash equivalents	$5,177	$3,721
Investments	1,506	1,295
Accounts receivable, net of allowance for doubtful accounts of $7 and $2 at September 30, 2021 and at June 30, 2021, respectively	10,093	10,933
Deferred costs	184	193
Inventory	8,907	8,437
Prepaid expenses and other current assets	151	434
Total current assets	26,018	25,013
Land and building, net	6,413	6,437
Equipment and leasehold improvements, net	4,535	3,845
Right of use asset, net	2,518	2,605
Intangibles, net	195	186
Deferred income taxes, net	463	463
Investments	1,656	1,704
Other assets	67	67
Total assets	$41,865	$40,320

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,476	$2,288
Accrued expenses	2,195	2,198
Deferred revenue	293	150
Note payable	1,248	1,236
Total current liabilities	6,212	5,872
Lease liability, net of current portion	2,342	2,432
Income taxes payable	709	397
Notes payable, net of current portion	11,219	11,535
Total non-current liabilities	14,270	14,364
Total liabilities	20,482	20,236

Shareholders’ Equity:
Common stock; no par value; 50,000,000 shares authorized; 3,666,319 and 3,645,660 shares issued and outstanding at September 30, 2021 and June 30, 2021, respectively	8,188	7,953
Retained earnings	13,195	12,131
Total shareholders’ equity	21,383	20,084
Total liabilities and shareholders’ equity	$41,865	$40,320

The accompanying notes are an integral part of these condensed consolidated financial statements.

PRO-DEX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended September 30,
	2021	2020

Net sales	$9,988	$8,590
Cost of sales	6,560	5,115
Gross profit	3,428	3,475

Operating expenses:
Selling expenses	37	130
General and administrative expenses	1,093	705
Research and development costs	980	1,091
Total operating expenses	2,110	1,926
Operating income	1,318	1,549

Other income (expense):
Interest and miscellaneous income	24	53
Unrealized gain (loss) on marketable equity investments	149	(107)
Interest expense	(120)	(54)
Total other expense	53	(108)

Income before income taxes	1,371	1,441
Provision for income taxes	307	283
Net income	$1,064	$1,158

Basic and diluted income per share:
Basic net income per share	$0.29	$0.30
Diluted net income per share	$0.28	$0.29

Weighted average common shares outstanding:
Basic	3,651,334	3,850,838
Diluted	3,777,118	3,975,063
Common shares outstanding	3,666,319	3,858,251

The accompanying notes are an integral part of these condensed consolidated financial statements.

PRO-DEX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

(In thousands)

	Three Months Ended September 30,
	2021	2020
COMMON STOCK:
Balance, beginning of period	$7,953	$12,752
Share-based compensation expense	300	26
Stock option exercise	—	39
Share repurchases	(95)	—
Shares withheld from common stock issued to employees to pay employee payroll taxes	—	(259)
ESPP shares issued	30	25
Balance, end of period	$8,188	$12,583

RETAINED EARNINGS:
Balance, beginning of period	$12,131	$6,310
Net income	1,064	1,158
Balance, at end of period	$13,195	$7,468

Total shareholders’ equity	$21,383	$20,051

The accompanying notes are an integral part of these condensed consolidated financial statements.

PRO-DEX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,064	$1,158
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	184	150
Share-based compensation	300	26
Unrealized (gain) loss on marketable equity investments	(149)	107
Non-cash lease expense	6	9
Amortization of loan fees	2	2
Gain on sale of investments	—	(12)
Bad debt expense	5	3
Changes in operating assets and liabilities:
Accounts receivable and other receivables	834	(986)
Deferred costs	9	13
Inventory	(470)	(75)
Prepaid expenses and other assets	284	(198)
Accounts payable and accrued expenses	177	(767)
Deferred revenue	143	—
Income taxes payable	312	(318)
Net cash provided by (used in) operating activities	2,701	(888)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment and improvements	(848)	(89)
Purchases of investments	(14)	(—)
Increase in intangibles	(12)	(1)
Proceeds from sale of investments	—	115
Net cash provided by (used in) investing activities	(874)	25

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on notes payable	(306)	(161)
Payment of employee payroll taxes on net issuance of common stock	—	(259)
Proceeds from stock option exercises and ESPP contributions	30	64
Repurchases of common stock	(95)	(—)
Net cash used in financing activities	(371)	(356)

Net increase (decrease) in cash and cash equivalents	1,456	(1,219)
Cash and cash equivalents, beginning of period	3,721	6,421
Cash and cash equivalents, end of period	$5,177	$5,202

The accompanying notes are an integral part of these condensed consolidated financial statements.

4

PRO-DEX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

(Unaudited)

(In thousands)

	Three Months Ended September 30,
	2021	2020
Supplemental disclosures of cash flow information:

Non-cash investing and financing activity:
Cashless stock option exercise	$45	$—

Cash paid during the period for:
Interest	$121	$54
Income taxes, net of refunds	$—	$747

The accompanying notes are an integral part of these condensed consolidated financial statements.

PRO-DEX, INC. AND SUBSIDIAIRIES

NOTES TO CONSDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Pro-Dex, Inc. (“we,” “us,” “our,” “Pro-Dex,” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-K. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These financial statements should be read in conjunction with the financial statements presented in our Annual Report on Form 10-K for the fiscal year ended June 30, 2021. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results of operations for such interim periods are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended June 30, 2021.

Recently Adopted Accounting Standards

In December 2019, the FASB issued ASU 2019-12 Income Taxes (Topic 740)—Simplifying the Accounting for Income Taxes, to remove certain exceptions related to the approach for intraperiod tax allocation, recognition of deferred tax liabilities for outside basis differences and requiring that an entity reflect the effect of an enacted change in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date. The amendments in this update are effective for us beginning with fiscal year 2022. The adoption of the amendments in this update did not have a material impact as of September 30, 2021 and is also not expected to have a material impact for the year ending June 30, 2022.

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

In August 2020, we formed a wholly owned subsidiary, PDEX Franklin, LLC (“PDEX Franklin”), to hold title for an approximate 25,000 square foot industrial building in Tustin, California (the “Franklin Property”) that we acquired on November 6, 2020, in order to allow for the continued growth of our business. The condensed consolidated financial statements include the accounts of the Company and PDEX Franklin and all significant inter-company accounts and transactions have been eliminated. This subsidiary has no separate operations.

NOTE 3. REVISION OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS FOR CORRECTION OF IMMATERIAL ERRORS

We failed to timely adopt ASU 2016-01 – Accounting for Financial Instruments – Classification and Measurement, which states in part that changes in fair value of equity investments must be recognized in net income. We have completed an evaluation of the quantitative and qualitative impact of this error in our historical financial statements and concluded that our historical financial statements are not materially misstated. Accordingly, the prior year financial statements have been revised to reflect the impact of ASU 2016-1. The revised classification and reported values of our unrealized gains (losses) on marketable equity investments as accounted for under ASU2016-01 are included in the condensed consolidated financial statements herein. The impact to net income for the three months ended September 30, 2020 was a reduction of $107,000 with a corresponding increase in unrealized loss on marketable equity securities of $107,000, previously presented in other comprehensive income (loss). The revision resulted in a reduction to both basic and diluted earnings per share of $.03. As of June 30, 2021, the revision reclassified the remaining accumulated other comprehensive loss of $215,000 to retained earnings.

PRO-DEX, INC. AND SUBSIDIAIRIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 4. COMPOSITION OF CERTAIN FINANCIAL STATEMENT ITEMS

Investments

Investments are stated at fair market value and consist of the following (in thousands):

	September 30, 2021	June 30, 2021
Marketable equity securities - short-term	$1,506	$1,295
Marketable equity securities - long-term	1,656	1,704
Total marketable equity securities	$3,162	$2,999

Investments at September 30, 2021 and June 30, 2021 had an aggregate cost basis of $3,219,000 and $3,204,000, respectively. The long-term investments include equity investments of thinly traded securities that we classified as long-term in nature because if we decide to sell these securities we may not be able to sell our position within one year. At September 30, 2021, the investments included unrealized losses of $66,000 (gross unrealized losses of $448,000 offset by gross unrealized gains of $382,000). At June 30, 2021, the investments included net unrealized losses of $215,000 (gross unrealized losses of $386,000 offset by gross unrealized gains of $171,000).

Of the total marketable equity securities at September 30, 2021 and June 30, 2021, $1,420,000 and $1,224,000, respectively, represent an investment in the common stock of Air T, Inc. Two of our Board members are also board members of Air T, Inc. and both either individually or through affiliates own an equity interest in Air T, Inc. Our Chairman, one of the two Board members aforementioned, also serves as the Chief Executive Officer and Chairman of Air T, Inc. Another of our Board members is employed by Air T as its Chief of Staff. The shares were purchased through 10b5-1 Plans, that, in accordance with our internal policies regarding the approval of related-party transactions, were approved by our three Board members that are not affiliated with Air T, Inc.

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

Inventory

Inventory is stated at the lower of cost (first-in, first-out) or net realizable value and consists of the following (in thousands):

	September 30, 2021	June 30, 2021
Raw materials/purchased components	$3,856	$3,967
Work in process	2,833	2,218
Sub-assemblies/finished components	1,791	1,738
Finished goods	427	514
Total inventory	$8,907	$8,437

PRO-DEX, INC. AND SUBSIDIAIRIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Intangibles

Intangibles consist of the following (in thousands):

	September 30, 2021	June 30, 2021
Patent-related costs	$272	$260
Less accumulated amortization	(77)	(74)
	$195	$186

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

NOTE 5. WARRANTY

The warranty accrual is based on historical costs of warranty repairs and expected future identifiable warranty expenses and is included in accrued expenses in the accompanying balance sheets. As of September 30, 2021 and June 30, 2021, the warranty reserve amounted to $232,000 and $221,000, respectively. Warranty expenses are included in cost of sales in the accompanying statements of operations. Changes in estimates to previously established warranty accruals result from current period updates to assumptions regarding repair costs and warranty return rates and are included in current period warranty expense.

Information regarding the accrual for warranty costs for the three months ended September 30, 2021 and 2020 are as follows (in thousands):

	As of and for the Three Months Ended September 30,
	2021	2020
Beginning balance	$221	$213
Accruals during the period	32	80
Changes in estimates of prior period warranty accruals	(8)	(8)
Warranty amortization/utilization	(13)	(95)
Ending balance	$232	$190

NOTE 6. NET INCOME PER SHARE

The Company calculates basic net income per share by dividing net income by the weighted-average number of common shares outstanding during the reporting period. Diluted income per share reflects the effects of potentially dilutive securities, which consist entirely of outstanding stock options and performance awards.

PRO-DEX, INC. AND SUBSIDIAIRIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following table presents reconciliations of the numerators and denominators of the basic and diluted income per share computations. In the tables below, income amounts represent the numerator, and share amounts represent the denominator (in thousands, except per share amounts):

	Three Months Ended September 30,
	2021	2020
Basic:
Net income	$1,064	$1,158
Weighted-average shares outstanding	3,651	3,851
Basic earnings per share	$0.29	$0.30
Diluted:
Net income	$1,064	$1,158
Weighted-average shares outstanding	3,651	3,851
Effect of dilutive securities	126	124
Weighted-average shares used in calculation of diluted earnings per share	3,777	3,975
Diluted earnings per share	$0.28	$0.29

NOTE 7. INCOME TAXES

Deferred income taxes are provided on a liability method whereby deferred tax assets and liabilities are recognized for temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more-likely-than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

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

We recognize accrued interest and penalties related to unrecognized tax benefits when applicable. As of September 30, 2021, we recognized accrued interest of $51,000 related to unrecognized tax benefits. No interest or penalties were recognized as of June 30, 2021, since we had sufficient tax attributes available to fully offset any potential assessment of additional tax. Our effective tax rate for the three months ended September 30, 2021 and 2020, is 22% and 20%, respectively. The prior year effective tax rate is less than the current year rate due primarily to a tax benefit recognized as a result of the common stock awarded to our employees under previously granted performance awards (see Note 8).

We are subject to U.S. federal income tax, as well as income tax of multiple state tax jurisdictions. We are currently open to audit under the statute of limitations by the Internal Revenue Service for the years ended June 30, 2018 and later. Our state income tax returns are open to audit under the statute of limitations for the years ended June 30, 2017 and later. However, because of research credit carryovers, substantially all of our tax years are subject to audit. We do not anticipate a significant change to the total amount of unrecognized tax benefits within the next 12 months.

NOTE 8. SHARE-BASED COMPENSATION

Through 2014, we had two equity compensation plans, the Second Amended and Restated 2004 Stock Option Plan (the “Employee Stock Option Plan”) and the Amended and Restated 2004 Directors’ Stock Option Plan (the “Directors’ Stock Option Plan”) (collectively, the “Former Stock Option Plans”). The Employee Stock Option Plan and Directors’ Stock Option Plan were terminated in June 2014 and December 2014, respectively.

PRO-DEX, INC. AND SUBSIDIAIRIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In September 2016, our Board approved the establishment of the 2016 Equity Incentive Plan, which was approved by our shareholders at our 2016 Annual Meeting. The 2016 Equity Incentive Plan provides for the award of up to 1,500,000 shares of our common stock in the form of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted shares, restricted stock units, performance awards, and other stock-based awards. As of September 30, 2021, 200,000 performance awards and 372,000 non-qualified stock options have been granted under the 2016 Equity Incentive Plan.

Former Stock Option Plans

There were no stock options granted during the three months ended September 30, 2021 and 2020. As of September 30, 2021, there was no unrecognized compensation cost under our Former Stock Option Plans as all outstanding stock options under those plans are fully vested. As of September 30, 2021, there were 6,500 options outstanding under our Former Stock Option Plans at weighted-average exercise prices of $1.82 per share. These outstanding options had a weighted-average remaining contractual life of 1.04 years and an intrinsic value of $155,000. During the first quarter ended September 30, 2021 and 2020, 25,000 and 20,000 options under our Former Stock Option Plans were exercised, at exercise prices of $1.80 and $1.97 per share, respectively.

Performance Awards

In December 2017, the Compensation Committee of our Board of Directors granted 200,000 performance awards to our employees under our 2016 Equity Incentive Plan, which will generally be paid in shares of our common stock. Whether any performance awards vest, and the amount that does vest, is tied to the completion of service periods that range from 7 months to 9.5 years at inception and the achievement of our common stock trading at certain pre-determined prices. The weighted-average fair value of the performance awards granted was $4.46, calculated using the weighted-average fair market value for each award, using a Monte Carlo simulation. In February 2020, the Compensation Committee reallocated 48,000 previously forfeited awards, having the same remaining terms and conditions, to certain employees. The weighted-average fair value of the performance awards granted in 2020 was $16.90, calculated using the weighted-average fair market value for each award, using a Monte Carlo simulation. We recorded share-based compensation expense of $21,000 for each of the three months ended September 30, 2021 and 2020 related to these performance awards. On September 30, 2021, there was approximately $139,000 of unrecognized compensation cost related to these non-vested performance awards expected to be expensed over the weighted-average period of 2.73 years.

On July 1, 2020, it was determined by the Compensation Committee of our Board of Directors that the vesting of the second of five tranches of 40,000 performance awards had been achieved and participants were awarded 40,000 shares of common stock. Each participant elected a net issuance to cover their individual withholding taxes and therefore the Company issued 25,629 shares and paid $259,000 of participant-related payroll tax liabilities.

Non-Qualified Stock Options

In December 2020, the Compensation Committee of our Board of Directors granted 310,000 non-qualified stock options to our directors and certain employees under the 2016 Equity Incentive Plan. Whether any stock options vest, and the amount that does vest, is tied to the completion of service periods that range from 18 months to 10.5 years at inception and the achievement of our common stock trading at certain pre-determined prices. We recorded compensation expense of $274,000 and $0 for the three months ended September 30, 2021 and 2020, respectively, related to these options. The weighted-average fair value of the stock option awards granted was $16.72, calculated using a Monte Carlo simulation. As of September 30, 2021, there was approximately $3.9 million of unrecognized compensation cost related to these non-vested non-qualified stock options.

In February 2021, the Compensation Committee of our Board of Directors granted 62,000 non-qualified stock options to our directors and certain employees under the 2016 Equity Incentive Plan. Whether any stock options vest, and the amount that does vest, is tied to the completion of service periods that range from 4 months to 1.3 years at inception and the achievement of our common stock trading at certain pre-determined prices. Of these 62,000 stock options, 57,750 vested on July 1, 2021, as our common stock met the pre-determined prices set forth in the underlying agreements. The weighted-average fair value of the stock option awards granted was $3.16, calculated using a Monte Carlo simulation.

PRO-DEX, INC. AND SUBSIDIAIRIES

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

During the first quarters ended September 30, 2021 and 2020, 1,130 and 1,485 shares were purchased, respectively, under the ESPP and allocated to employees based upon their contributions at discount prices of $26.17 and $16.94, respectively, per share. On a cumulative basis, since the inception of the ESPP plan, employees have purchased a total of 25,593 shares. During each of the three months ended September 30, 2021 and 2020, we recorded stock compensation expense in the amount of $5,000 relating to the ESPP.

NOTE 9. MAJOR CUSTOMERS & SUPPLIERS

Information with respect to customers that accounted for sales in excess of 10% of our total sales in either of the three-month periods ended September 30, 2021 and 2020 is as follows (in thousands, except percentages):

	Three Months Ended September 30,
	2021		2020
	Amount	Percent of Total	Amount	Percent of Total

Total revenue	$9,988	100%	$8,590	100%

Customer concentration:
Customer 1	$6,991	70%	$5,169	60%
Customer 2	879	9%	2,171	25%
Total	$7,870	79%	$7,340	85%

Information with respect to accounts receivable from those customers that comprised more than 10% of our gross accounts receivable at either September 30, 2021 and June 30, 2021 is as follows (in thousands, except percentages):

	September 30, 2021		June 30, 2021
Total gross accounts receivable	$10,100	100%	$10,935	100%

Customer concentration:
Customer 1	$7,622	75%	$6,666	61%
Customer 2	1,311	13%	3,710	34%
Total	$8,933	88%	$10,376	95%

During the three months ended September 30, 2021 and 2020, we had three and two suppliers, respectively, that each accounted for more than 10% of total inventory purchases. Amounts owed to the fiscal 2022 significant suppliers at September 30, 2021 totaled $233,000, $177,000 and $306,000, respectively, and at June 30, 2021 totaled $184,000, $206,000 and $225,000, respectively.

PRO-DEX, INC. AND SUBSIDIAIRIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 10. NOTES PAYABLE AND FINANCING TRANSACTIONS

Minnesota Bank & Trust (“MBT”)

On November 6, 2020 (the “Closing Date”), PDEX Franklin, a newly created wholly owned subsidiary of the Company, purchased an approximate 25,000 square foot industrial building in Tustin, California (the “Franklin Property”). A portion of the purchase price was financed by a loan from MBT to PDEX Franklin in the principal amount of approximately $5.2 million (the “Property Loan”) pursuant to a Loan Agreement, dated as of the Closing Date, between PDEX Franklin and MBT (the “Property Loan Agreement”) and corresponding Term Note (the “Property Note”) issued by PDEX Franklin in favor of MBT on the Closing Date. The Property Loan is secured by the Franklin Property pursuant to a Deed of Trust with Assignment of Leases and Rents, Security Agreement and Fixture Filing in favor of MBT (the “Deed”) and by an Assignment of Leases and Rents by PDEX Franklin in favor of MBT (the “Rents Assignment”). We paid loan origination fees to MBT on the Closing Date in the amount of $26,037.

The Property Loan bears interest at a fixed rate of 3.55% per annum, which is subject to a 3% increase upon an event of default. Accrued interest is payable monthly beginning on December 1, 2020, and both principal and interest in the amount of approximately $30,000 are due and payable on the first day of each subsequent month until the maturity date of November 1, 2030 (the “Maturity Date”), at which time a balloon payment in the amount of $3.1 million is due. Any prepayment of the Property Loan (other than monthly scheduled interest and principal payments), is subject to a prepayment fee equal to 4% of the principal amount prepaid for any prepayment made during the first or second year, 3% of the principal amount prepaid for any prepayment made during the third or fourth year, 2% of the principal amount prepaid for any prepayment made during the fifth or sixth year, and 1% of the principal amount prepaid for any prepayment made during the seventh or eighth year. The Property Loan Agreement, Property Note, Deed, and Rents Assignment each contain representations, warranties, covenants, and events of default that are customary for a loan of this type. The balance owed on the Property Loan at September 30, 2021 is $5,074,000.

On the Closing Date, we also entered into an Amended and Restated Credit Agreement with MBT (the “Amended Credit Agreement”), providing for a $7,525,000 amended and restated term loan (the “Term Loan A”), a $1,000,000 term loan (the “Term Loan B”), and a $2,000,000 amended and restated revolving loan (the “Revolving Loan” and, together with the Term Loan A and the Term Loan B, collectively, the “Loans”), evidenced by an Amended and Restated Term Note A (“Term Note A”), a Term Note B, and an Amended and Restated Revolving Credit Note (the “Revolving Note”) made by us in favor of MBT. The Loans are secured by substantially all of the Company’s assets pursuant to a Security Agreement entered into on September 6, 2018 between the Company and MBT. The Term Note A had an outstanding principal balance of $3,770,331 as of the Closing Date and could be borrowed against through May 30, 2021 (the “Commitment Period”). During the third quarter ended March 31, 2021, we borrowed an additional $3,000,000 against Term Note A for the purpose of repurchasing shares of our common stock. The Term Note B had a zero balance as of the Closing Date and we borrowed the full $1,000,000 during the third quarter ended March 31, 2021, for the purpose of making improvements to the Franklin Property.

The Term Loan A matures on November 1, 2027 and bears interest at a fixed rate of 3.84% per annum. Initial payments on the Term Loan A of interest only were due on December 1, 2020 through June 1, 2021. Commencing July 1, 2021 and continuing on the first day of each month thereafter until the maturity date, we are required to make payments of principal and interest on Term Loan A of approximately $97,000 plus any additional accrued and unpaid interest through the date of payment. The balance owed on Term Loan A as of September 30, 2021, is $6,489,000.

The Term Loan B matures on November 1, 2027 and bears interest at a fixed rate of 3.84% per annum. Initial payments on the Term Loan B of interest only are due on December 1, 2020 through June 1, 2021. Commencing July 1, 2021 and continuing on the first day of each month thereafter until the maturity date, we are required to make payments of principal and interest on Term Loan B of approximately $15,000, plus any additional accrued and unpaid interest through the date of payment. As of March 31, 2021, we had drawn fully against Term Note B and the balance outstanding on Term Note B was $966,000 on September 30, 2021.

PRO-DEX, INC. AND SUBSIDIAIRIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The Revolving Loan may be borrowed against from time to time through its maturity date of November 5, 2021, which has since been extended (See Note 14), and bears interest at an annual rate equal to the greater of (a) 3.25% or (b) the prime rate as published in the Money Rates section of the Wall Street Journal. Commencing on the first day of each month after we initially borrow against the Revolving Loan and each month thereafter until maturity, we are required to pay all accrued and unpaid interest on the Revolving Loan through the date of payment. Any principal on the Revolving Loan that is not previously prepaid shall be due and payable in full on the maturity date (or earlier termination of the Revolving Loan). No amounts have been drawn against the Revolving Loan.

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

NOTE 11. COMMON STOCK

Share Repurchase Program

In December 2019, our Board approved a new share repurchase program authorizing us to repurchase up to 1 million shares of our common stock, as the prior repurchase plan authorized by our Board in 2013 was nearing completion. In accordance with, and as part of, these share repurchase programs, our Board has approved the adoption of several prearranged share repurchase plans intended to qualify for the safe harbor Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (“10b5-1 Plan” or “Plan”). During the quarter ended September 30, 2021, we repurchased 3,616 shares at an aggregate cost, inclusive of fees under the plan, of $95,000. During the quarter ended September 30, 2020, we did not repurchase any shares. On a cumulative basis, we have repurchased a total of 1,039,112 shares under the share repurchase programs at an aggregate cost, inclusive of fees, of $14.1 million. All repurchases under the 10b5-1 Plans were administered through an independent broker.

NOTE 12. LEASES

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

Our operating lease ROU asset and long-term liability are presented separately on our condensed consolidated balance sheet. The current portion of our operating lease liability as of September 30, 2021, in the amount of $353,000, is presented within accrued expenses on the condensed consolidated balance sheet.

As of September 30, 2021, our operating lease has a remaining lease term of six years and an imputed interest rate of 5.53%. Cash paid for amounts included in the lease liability was $120,000 for the three months ended September 30, 2021, excluding $12,000 paid for common area maintenance charges.

PRO-DEX, INC. AND SUBSIDIAIRIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

As of September 30, 2021, the maturity of our lease liability is as follows (in thousands):

Operating Lease
Fiscal Year:
2022	$369
2023	504
2024	519
2025	535
2026	551
Thereafter	710
Total lease payments	3,188
Less imputed interest	(493)
Total	$2,695

NOTE 13. COMMITMENTS AND CONTINGENCIES

Legal Matters

On August 24, 2021, one of our customers, through its counsel, sent notice that it is seeking indemnification from us regarding a pending complaint filed by a third-party claiming patent infringement on one of the products that we manufacture for this customer. Our assessment of the alleged claim is ongoing. As of the date of this filing, our position is that there is no infringement and/or that the patent at issue is invalid.

In addition to the above matter, we may be involved in legal proceedings arising either in the ordinary course of our business or incidental to our business. There can be no certainty, however, that we may not ultimately incur liability or that such liability will not be material or adverse.

NOTE 14. SUBSEQUENT EVENTS

On November 5, 2021, we entered into Amendment No. 1 to Amended and Restated Credit Agreement (the “Amendment”), which amends our Amended and Restated Credit Agreement with MBT to extend the maturity date of our existing $2,000,000 revolving credit note with MBT from November 5, 2021 to November 5, 2023 and to reduce the annual interest rate to the greater of (a) 2.75% or (b) the prime rate minus 0.5% as published in the Money Rates section of the Wall Street Journal.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited interim condensed consolidated financial statements and the related notes and other financial information appearing elsewhere in this report.

COMPANY OVERVIEW

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of the results of operations and financial condition of Pro-Dex, Inc. (“Company,” “Pro-Dex,” “we,” “our,” or “us”) for the three-month periods ended September 30, 2021 and 2020. This discussion should be read in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this report. This report contains certain forward-looking statements and information. The cautionary statements included herein should be read as being applicable to all related forward-looking statements wherever they may appear. Our actual future results could differ materially from those discussed herein.

Except for the historical information contained herein, the matters discussed in this report, including, but not limited to, discussions of our product development plans, business strategies, strategic opportunities, and market factors influencing our results, are forward-looking statements that involve certain risks and uncertainties. Actual results may differ from those anticipated by us as a result of various factors, both foreseen and unforeseen, including, but not limited to, our ability to continue to develop new products and increase sales in markets characterized by rapid technological evolution, the impact of the COVID-19 pandemic on our suppliers, customers and us, consolidation within our target marketplace and among our competitors, competition from larger, better capitalized competitors, and our ability to realize returns on opportunities. Many other economic, competitive, governmental, and technological factors could impact our ability to achieve our goals. You are urged to review the risks, uncertainties, and other cautionary language described in this report, as well as in our other public disclosures and reports filed with the Securities and Exchange Commission (“SEC”) from time to time, including, but not limited to, the risks, uncertainties, and other cautionary language discussed in our Annual Report on Form 10-K for our fiscal year ended June 30, 2021.

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

Basis of Presentation

The condensed results of operation presented in this report are not audited and those results are not necessarily indicative of the results to be expected for the entirety of our fiscal year ending June 30, 2022, or any other interim period during such fiscal year. Our fiscal year ends on June 30 and our fiscal quarters end on September 30, December 31, and March 31. Unless otherwise stated, all dates refer to our fiscal year and those fiscal quarters.

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used or changes in the accounting estimate that are reasonably likely to occur could materially change the financial statements. Management believes that there have been no significant changes during the three months ended September 30, 2021, to the items that we disclosed as our critical accounting policies in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for our fiscal year ended June 30, 2021.

Business Strategy and Future Plans

Our business today is almost entirely driven by sales of our medical devices. Many of our significant customers place purchase orders for specific products that were developed by us under various development and/or supply agreements. Our customers may request that we design and manufacture a custom surgical device or they may hire us as a contract manufacturer to manufacture a product of their own design. In either case, we have extensive experience with autoclavable, battery-powered and electric, multi-function surgical drivers, and shavers. We continue to focus a significant percentage of our time and resources on providing outstanding products and service to our valued principal customers. During the first quarter of fiscal 2021, our largest customer executed an amendment to our existing supply agreement such that we shall continue to supply their surgical handpieces to them through calendar 2025.

Simultaneously, we are working to build top-line sales through active proposals of new medical device products with new and existing customers. Our patented adaptive torque-limiting software has been very well received in the CMF and thoracic markets. Additionally, we have other significant engineering projects under way described more fully below under “Results of Operations”.

In November 2020, we purchased an approximate 25,000 square foot industrial building in Tustin, California (the “Franklin Property”). This building is located approximately four miles from our Irvine, California headquarters and was acquired to provide us additional capacity for our expected continued future growth, including anticipated expanded capacity for the manufacture of batteries and new products. Currently, we are completing our build-out of the property and performing necessary validations for both equipment and processes and have yet to transition any of our employees into the facility. We expect that we will begin operations in the new facility during the second quarter.

In summary, our current objectives are focused primarily on maintaining our relationships with our current medical device customers, investing in research and development activities to design Pro-Dex branded drivers to leverage our torque-limiting software, expansion of our manufacturing capacity through the build-out of the Franklin Property, and promoting active product development proposals to new and existing customers for both orthopedic shavers and screw drivers for a multitude of surgical applications, while monitoring closely the progress of all these individual endeavors. Our investments in research and development have increased disproportionately to our growth in revenue and we anticipate this to continue in the near term. These expenditures are being made in an effort to release new products and garner new customer relationships. While we expect revenue growth in the future, it may not be a consistent trajectory but rather periods of incremental growth that current expenditures are helping to create. However, there can be no assurance that we will be successful in any of these objectives.

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

While we have yet to see any significant decline in our customer orders, we have received and accepted some customer requests to delay the shipment of their existing orders. We provide our largest customer with a device used primarily in elective surgeries and although this customer has not requested a reduction or delay to their planned shipments, if this pandemic continues to adversely impact the United States and other markets where our products are sold, coupled with the potential for recommended deferrals of elective procedures by governments and other authorities, we would expect to see a decline in demand from certain of our customers, including our principal customer.

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

While the COVID-19 pandemic has not materially adversely affected our financial results and business operations thus far, we cannot predict the full impact of the COVID-19 pandemic on our business.

Results of Operations

The following tables set forth results from continuing operations for the three months ended September 30, 2021 and 2020 (in thousands, except percentages):

	Three Months Ended September 30,
	2021		2020
	Dollars in thousands
		% of Net Sales		% of Net Sales
Net sales	$9,988	100%	$8,590	100%
Cost of sales	6,560	66%	5,115	60%
Gross profit	3,428	34%	3,475	40%
Selling expenses	37	—	130	2%
General and administrative expenses	1,093	11%	705	8%
Research and development costs	980	10%	1,091	13%
	2,110	21%	1,926	22%
Operating income	1,318	13%	1,549	18%
Other income (expense), net	53	1%	(108)	(1%)
Income before income taxes	1,371	14%	1,441	17%
Provision for income taxes	307	3%	283	3%
Net income	$1,064	11%	$1,158	14%

Revenue

The majority of our revenue is derived from designing, developing, and manufacturing surgical devices. We continue to sell our rotary air motors for industrial and scientific applications, but our focus remains in medical devices. The proportion of total sales by type is as follows (in thousands, except percentages):

	Three Months Ended September 30,				Increase (Decrease) From 2020 To 2021
	2021		2020
	Dollars in thousands
		% of Net Sales		% of Net Sales
Net sales:
Medical device	$8,284	83%	$6,740	78%	23%
Industrial and scientific	216	2%	164	2%	32%
Dental and component	62	1%	62	1%	—
NRE & proto-types	196	2%	10	—	1,860%
Repairs	1,459	14%	1,627	19%	(10%)
Discounts and other	(229)	(2%)	(13)	—	1,661%
	$9,988	100%	$8,590	100%	16%

Certain of our medical device products utilize proprietary designs developed by us under exclusive development and supply agreements. All of our medical device products utilize proprietary manufacturing methods and know-how, and are manufactured in our Irvine, California facility. Details of our medical device sales by type is as follows (in thousands, except percentages):

	Three Months Ended September 30,				Increase (Decrease) From 2020 To 2021
	2021		2020
	Dollars in thousands
		% of Med Device Sales		% of Med Device Sales
Medical device sales:
Orthopedic	$5,706	69%	$3,689	55%	55%
CMF	2,387	29%	1,525	22%	57%
Thoracic	191	2%	1,526	23%	(88%)
	$8,284	100%	$6,740	100%	23%

Our medical device revenue increased $1.5 million, or 23%, in the first quarter of fiscal 2022 compared to the corresponding period of the prior fiscal year. Our orthopedic sales include the surgical handpiece that we sell to our largest customer which increased $2.0 million in the current year due to a supply disruption in the first quarter of the prior year that did not recur in the current year. Sales of our CMF products increased $862,000 in the first quarter of fiscal 2022 compared to the corresponding period of the prior fiscal year due in part to the launch of a new driver to our existing largest customer during the third quarter of the prior fiscal year. Sales of our thoracic drivers decreased $1.3 million in the first quarter of fiscal 2022 compared to the corresponding period of the prior fiscal year due primarily as a result of our customer filling the near-term requirements of its distribution network.

Sales of our compact pneumatic air motors increased $52,000, or 32%, in the first quarter of fiscal 2022 compared to the corresponding period of the prior fiscal year. The revenue increase relates to a continued interest in these legacy products but is not due to any substantive marketing efforts. Sales of our dental products and components remained flat in the first quarter of fiscal 2022 compared to the corresponding quarter of the prior fiscal year. We will continue to experience future declines in this area as we are no longer manufacturing dental products, but rather simply selling remaining inventory. Our non-recurring engineering (“NRE”) and proto-type revenue increased $186,000 in the first quarter of fiscal 2022 compared to the corresponding period of the prior fiscal year, due to increased billable contracts in the current fiscal first quarter. Our NRE and proto-type revenue is typically a small percentage of our total revenue and can vary significantly from quarter to quarter.

Repair revenue decreased by $168,000 in the first quarter of fiscal 2022 compared to the corresponding period of the prior fiscal year, due to decreased repairs of the orthopedic handpiece we sell to our largest customer. Typically, upon initial product launch, repair revenue is minimal as most repairs are typically covered under warranty, but as the products mature in the marketplace and after a certain number of routine duty cycles in the operating room, repairs generally increase.

Discounts and other increased by $216,000 in the first quarter of fiscal 2022 compared to the corresponding period of the prior fiscal year, due to volume rebates related to the orthopedic handpiece we sell to our largest customer which they negotiated in conjunction with our contract extension through 2025.

At September 30, 2021, we had a backlog of approximately $12.8 million, of which $12.6 million is scheduled for delivery during the remainder of fiscal 2022. Our backlog represents firm purchase orders received and acknowledged from our customers and does not include all revenue expected to be generated from existing customer contracts. We may experience variability in our new order bookings due to various reasons, including, but not limited to, the timing of major new product launches and customer planned inventory builds. However, we do not typically experience seasonal fluctuations in our shipments and revenues.

Cost of Sales and Gross Margin

	Three Months Ended September 30,				Increase (Decrease) From 2020 To 2021
	2021		2020
	Dollars in thousands
		% of Net Sales		% of Net Sales
Cost of sales:
Product costs	$6,632	66%	$4,915	58%	35%
Under-(over) absorption of manufacturing costs	(146)	(1%)	94	1%	(255%)
Inventory and warranty charges	74	1%	106	1%	(30%)
Total cost of sales	$6,560	66%	$5,115	60%	28%
Gross profit and gross margin	$3,428	34%	$3,475	40%	(1%)

Cost of sales for the three-month period ended September 30, 2021 increased by $1.4 million, or 28%, compared to the corresponding period of the prior fiscal year. Although some of the increase in cost of sales is consistent with the 16% increase in revenue for the same period, some of the increase relates to the change in product mix from the first quarter of fiscal 2021 to 2022. Product costs increased by 35% during the three months ended September 30, 2021, compared to the corresponding period of the prior fiscal year, due to both higher material costs and higher direct costs in our machine shop, materials, assembly and quality departments. During the first quarter of fiscal 2022 we experienced $146,000 of over-absorbed manufacturing costs compared to an under-absorption of $94,000 in the first quarter of fiscal 2021, primarily due to actual production hours exceeding the corresponding period of the prior fiscal year. Costs related to inventory and warranty charges decreased $32,000 in the first quarter of fiscal 2022 compared to the corresponding quarter of fiscal 2021, due primarily to a prior year accrual for the replacement cost of batteries owed to one of our customers. No similar costs were incurred in the first quarter of fiscal 2022.

Gross profit decreased by approximately $47,000, or 1%, for the three months ended September 30, 2021 compared to the corresponding period of the prior fiscal year, and gross margin as a percentage of sales decreased by approximately six percentage points between such periods, primarily as a result of product mix.

Operating Costs and Expenses

	Three Months Ended September 30,				Increase (Decrease) From 2019 To 2020
	2021		2020
	Dollars in thousands
		% of Net Sales		% of Net Sales
Operating expenses:
Selling expenses	$37	—	$130	1%	(72%)
General and administrative expenses	1,093	11%	705	8%	55%
Research and development costs	980	10%	1,091	13%	(10%)
	$2,110	21%	$1,926	22%	10%

Selling expenses consist of salaries and other personnel-related expenses in support of business development, as well as trade show attendance, advertising and marketing expenses, and travel and related costs incurred in generating and maintaining our customer relationships. Selling expenses for the three months ended September 30, 2021 decreased $93,000, or 72%, compared to the corresponding year-earlier period. The decrease is primarily due to decreased personnel and related expenses due to combining our Director of Business Development position with our Director of Engineering in the first quarter of fiscal 2022.

General and administrative expenses (“G&A”) consist of salaries and other personnel-related expenses of our accounting, finance, and human resources personnel, professional fees, directors’ fees, and other costs and expenses attributable to being a public company. G&A increased by $388,000, or 55%, for the three months ended September 30, 2021, when compared to the corresponding period of the prior fiscal year. The increase in total G&A expenses was primarily related to non-cash compensation expense related to the non-qualified stock options granted in the prior fiscal year.

Research and development costs generally consist of compensation and other personnel-related costs of our engineering and support personnel, related professional and consulting fees, patent-related fees, lab costs, materials, and travel and related costs incurred in the development and support of our products. Research and development costs decreased $111,000, or 10%, for the quarter ended September 30, 2021, compared to the corresponding prior year period. The decrease is due primarily to a decrease in the amount of $51,000 in engineering projects for new product development as well as an increase of $58,000 relating to billable non-recurring engineering, which amount has been reclassified to cost of sales in the condensed consolidated statement of income.

Although the majority of our research and development costs relate to sustaining activities related to products we currently manufacture and sell, we have created a product roadmap to develop future products. Research and development costs represent between 46% and 57% of total operating expenses for all periods presented and are expected to increase in the future as we continue to invest in product development.

The amount spent on projects under development, along with the current estimated commercial launch date and estimated recurring annual revenue, is summarized below (in thousands):

	For the Three Months Ended September 30,
	2021	2020	Market Launch(1)	Est. Annual Revenue
Total Research & Development costs:	$980	$1,091

Products in development:
ENT Shaver	$232	$183	Q4 2021	$1,000
VITAL Ventilator	115	57	Q1 2022	$1,500
CMF Driver	—	189	(2)	$1,000
Sustaining & Other	633	662
Total.	$980	$1,091

(1)	Represents the calendar quarter of expected market launch.
(2)	The CMF Driver was completed in the third quarter of fiscal 2021 and began shipping to our existing largest customer under a distribution agreement we executed in the first quarter of fiscal 2021.

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

Other Income (Expense), net

The interest expense recorded during the quarters ended September 30, 2021 and 2020 relates to our Minnesota Bank and Trust (“MBT”) loan described more fully in Note 10 to the condensed consolidated financial statements contained elsewhere in this report. The unrealized gain (loss) on marketable securities for the quarters ended September 30, 2021 and 2020 relates to our portfolio of investments described more fully in Note 4 to the condensed consolidated financial statements contained elsewhere in this report. The interest and miscellaneous income recorded during the quarters ended September 30, 2021 and 2020, consists primarily of interest and dividends from our investments and money market accounts as well as $12,000 of realized gains from the sale of marketable securities during the quarter ended September 30, 2020.

Income Tax Expense

The effective tax rate for the three months ended September 30, 2021 and 2020 is 22% and 20%, respectively. The prior year effective tax rate is less than the current year rate due primarily to a tax benefit recognized as a result of the common stock awarded to our employees described more fully in Note 8 to the condensed consolidated financial statements contained elsewhere in this report.

Liquidity and Capital Resources

Cash and cash equivalents at September 30, 2021 increased $1.5 million to $5.2 million as compared to $3.7 million at June 30, 2021. The following table includes a summary of our condensed statements of cash flows contained elsewhere in this report.

	As of and For the Three Months Ended September 30,
	2021	2020
	(in thousands)
Cash provided by (used in):
Operating activities	$2,701	$(888)
Investing activities	$(874)	$25
Financing activities	$(371)	$(356)

Cash and Working Capital:
Cash and cash equivalents	$5,177	$5,202
Working capital	$19,806	$18,087

Operating Activities

Net cash provided by operating activities during the three months ended September 30, 2021 totaled $2.7 million. The primary sources of cash arose from (a) our net income for the quarter of $1.1 million, as well as non-cash share-based compensation and depreciation and amortization of $300,000 and $184,000, respectively, (b) a decrease of $834,000 in accounts receivable due to more timely collection of receivables from our largest customer, and (c) a decrease in prepaid expenses and other current assets of $284,000. Uses of cash arose primarily from an increase in inventory of $470,000 primarily related to timing of various components and advance procurement of long-lead time items.

Net cash used by operating activities during the three months ended September 30, 2020 totaled $888,000. The primary sources of cash arose from our net income for the quarter of $1,158,000, as well as non-cash depreciation and amortization of $150,000, offset by an increase in accounts receivable of $986,000 due to extended payment terms from our largest customers, a decrease in accounts payable and accrued expenses of $767,000, as well as payments for income taxes in the amount of $747,000.

Investing Activities

Net cash used in investing activities for the three months ended September 30, 2021 was $874,000 and related primarily to the purchase of manufacturing equipment and improvements at the Franklin Property in the amount of $847,000.

Net cash provided by investing activities for the three months ended September 30, 2020 was $25,000 and related primarily to the sale of marketable equity securities in the amount of $115,000 offset by the purchase of capitalized equipment and software in the amount of $89,000.

Financing Activities

Net cash used in financing activities for the three months ended September 30, 2021 included the repurchase of $95,000 of common stock pursuant to our share repurchase program, as well as payments of $306,000 on our loans from MBT more fully described in Note 10 to the condensed consolidated financial statements contained elsewhere in this report.

Net cash used in financing activities for the three months ended September 30, 2020 included payments of $161,000 on our existing term loan from MBT as well as $259,000 of employee payroll taxes related to the award of 40,000 shares of common stock to employees under previously granted performance awards.

Financing Facilities & Liquidity Requirements for the Next Twelve Months

As of September 30, 2021, our working capital was $19.8 million. We currently believe that our existing cash and cash equivalent balances together with our account receivable balances will provide us sufficient funds to satisfy our cash requirements as our business is currently conducted for at least the next 12 months. In addition to our cash and cash equivalent balances, we expect to derive a portion of our liquidity from our cash flows from operations. We may also borrow against our $2.0 million Revolving Loan with MBT, which we have recently renewed. (See Notes 10 and 14 to condensed consolidated financial statements contained elsewhere in this report.)

We are focused on preserving our cash balances by monitoring expenses, identifying cost savings, and investing only in those development programs and products that we believe will most likely contribute to our profitability. As we execute on our current strategy, however, we may require debt and/or equity capital to fund our working capital needs and requirements for capital equipment to support our manufacturing and inspection processes. In particular, we have experienced negative operating cash flow in the past, especially as we procure long-lead time materials to satisfy our backlog, which can be subject to extensive variability. We believe that if we need additional capital to fund our operations, we can borrow against our revolving loan with MBT, or sell additional shares of our common stock under our previously disclosed ATM Agreement, which is currently suspended.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer and principal accounting officer) have concluded based on their evaluation as of September 30, 2021, that our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) were not effective because of the identification of a material weakness. A material weakness is a deficiency in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected in a timely manner. The material weakness we discovered relates to a lack of controls surrounding analysis of appropriate accounting pronouncements, in this case ASU 2016-01 Accounting for Financial Instruments – Classification and Measurement. We have since put in place a system to monitor and evaluate any new financial statement line item above a certain threshold to ensure that a thorough review of the accounting treatment and disclosure is documented. While this planned action is intended to assist management with identifying financial accounting standards that may pertain to our business and our operations, we remain committed to the continuous improvement of our internal control over financial reporting and may implement further changes intended to enhance our internal control over financial reporting.

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

Internal Control over Financial Reporting

During the three months ended September 30, 2021, in addition to the material weakness described above, our human resources director began a leave of absence and since that time the accounting department has been performing the human resources job functions. Additionally, three months ended September 30, 2021, our Director of Operations retired and that position’s responsibilities are primarily being assumed by our Chief Executive Officer. As a small company, these changes in personnel and reallocation of duties can have an impact on our internal controls. There were no other changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 13 of Notes to condensed financial statements contained elsewhere in this report.

ITEM 1A. RISK FACTORS

Our business, future financial condition, and results of operations are subject to a number of factors, risks, and uncertainties, which are disclosed in Item 1A, entitled “Risk Factors,” in Part I of our Annual Report on Form 10-K for our fiscal year ended June 30, 2021, as well as any amendments thereto or additions and changes thereto contained in this quarterly report on Form 10-Q for the quarter ended September 30, 2021. Additional information regarding some of those risks and uncertainties is contained in the notes to the condensed financial statements included elsewhere in this report and in Part I, Item 2, of this report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The risks and uncertainties disclosed in our Form 10-K, our quarterly reports on Form 10-Q and other reports filed with the SEC are not necessarily all of the risks and uncertainties that may affect our business, financial condition and results of operations in the future. There have been no material changes to the risk factors as disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2021.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchases by the Company of its common stock during the quarter ended September 30, 2021 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2021 to July 31, 2021	–	–	–	790,603
August 1, 2021 to August 31, 2021	–	–	–	790,603
September 1, 2021 to September 30, 2021	3,616	$26.18	3,616	786,987

All repurchases were made pursuant to the Company’s previously announced repurchase program. For information concerning the Company’s repurchase program, please see the discussion under the caption “Share Repurchase Program” in Note 10 to the condensed consolidated financial statements included elsewhere in this report.

ITEM 6. EXHIBITS

Exhibit	Description
10.1	Amendment No. 1 to Amended and Restated Credit Agreement dated November 5, 2021 by and between Pro-Dex, Inc. and Minnesota Bank & Trust (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed November 9, 2021)
10.2	Amended and Restated Revolving Credit Note dated November 5, 2021 made by Pro-Dex in favor of Minnesota Bank & Trust (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed November 9, 2021)
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRO-DEX, INC.

Date: November 15, 2021	By:	/s/ Richard L. Van Kirk
Richard L. Van Kirk
Chief Executive Officer (principal executive officer)

Date: November 15, 2021	By:	/s/ Alisha K. Charlton
Alisha K. Charlton
Chief Financial Officer (principal financial officer and principal accounting officer)

EXHIBIT INDEX

Exhibit	Description
10.1	Amendment No. 1 to Amended and Restated Credit Agreement dated November 5, 2021 by and between Pro-Dex, Inc. and Minnesota Bank & Trust (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed November 9, 2021)
10.2	Amended and Restated Revolving Credit Note dated November 5, 2021 made by Pro-Dex in favor of Minnesota Bank & Trust (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed November 9, 2021)
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)