Form 10-Q
period 2021-12-31
PRO DEX INC
filed 2022-02-03
CIK 788920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended DECEMBER 31, 2021
OR
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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 3,629,406 shares of common stock, no par value, as of February 2, 2022.

PRO-DEX, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2021

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PRO-DEX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share amounts)

	December 31, 2021	June 30, 2021
ASSETS
Current Assets:
Cash and cash equivalents	$5,252	$3,721
Investments	1,241	1,295
Accounts receivable, net of allowance for doubtful accounts of $4 and $2 at December 31, 2021 and at June 30, 2021, respectively	8,850	10,933
Deferred costs	424	193
Inventory	9,285	8,437
Prepaid expenses and other current assets	1,036	434
Total current assets	26,088	25,013
Land and building, net	6,390	6,437
Equipment and leasehold improvements, net	4,605	3,845
Right- of- use asset, net	2,429	2,605
Intangibles, net	157	186
Deferred income taxes, net	463	463
Investments	1,940	1,704
Other assets	42	67
Total assets	$42,114	$40,320

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,315	$2,288
Accrued expenses	1,812	2,198
Deferred revenue	584	150
Note payable	1,260	1,236
Total current liabilities	5,971	5,872
Lease liability, net of current portion	2,248	2,432
Income taxes payable	991	397
Notes payable, net of current portion	10,899	11,535
Total non-current liabilities	14,138	14,364
Total liabilities	20,109	20,236

Shareholders’ Equity:
Common shares; no par value; 50,000,000 shares authorized; 3,641,983 and 3,645,660 shares issued and outstanding at December 31, 2021 and June 30, 2021, respectively	7,886	7,953
Retained earnings	14,119	12,131
Total shareholders’ equity	22,005	20,084
Total liabilities and shareholders’ equity	$42,114	$40,320

The accompanying notes are an integral part of these condensed consolidated financial statements.

PRO-DEX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020

Net sales	$10,173	$8,265	$20,161	$16,855
Cost of sales	6,769	5,669	13,329	10,784
Gross profit	3,404	2,596	6,832	6,071

Operating expenses:
Selling expenses	22	150	59	280
General and administrative expenses	1,165	936	2,257	1,641
Research and development costs	615	989	1,596	2,080
Total operating expenses	1,802	2,075	3,912	4,001

Operating income	1,602	521	2,920	2,070
Interest expense	(117)	(75)	(237)	(129)
Unrealized gain (loss) on marketable equity investments	(300)	1,413	(152)	1,306
Interest and other income	25	20	49	61
Gain on sale of investments	—	—	—	12
Income from operations before income taxes	1,210	1,879	2,580	3,320
Income tax expense	(285)	(129)	(592)	(412)
Net income	$925	$1,750	$1,988	$2,908

Basic net income per share:
Net income	$0.25	$0.45	$0.54	$0.75
Diluted net income per share:
Net income	$0.25	$0.44	$0.53	$0.72

Weighted average common shares outstanding:
Basic	3,657	3,861	3,654	3,856
Diluted	3,767	4,012	3,774	4,014
Common shares outstanding	3,642	3,861	3,642	3,861

The accompanying notes are an integral part of these condensed consolidated financial statements.

PRO-DEX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

For the Three and Six Months Ended December 31, 2021 and 2020

(Unaudited)

(In thousands)

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
Common stock:
Balance, beginning of period	$8,188	$12,583	$7,953	$12,752
Share-based compensation expense	275	38	575	64
Share repurchases	(577)	—	(672)	—
Shares withheld from common stock issued to pay employee payroll taxes	—	—	—	(259)
Exercise of stock options	—	—	—	39
ESPP shares issued	—	—	30	25
Balance, at end of period	$7,886	$12,621	$7,886	$12,621

Retained earnings:
Balance, beginning of period	$13,194	$7,468	$12,131	$6,310
Net income	925	1,750	1,988	2,908
Balance, at end of period	$14,119	$9,218	$14,119	$9,218

Total shareholders’ equity	$22,005	$21,839	$22,005	$21,839

The accompanying notes are an integral part of these condensed consolidated financial statements.

PRO-DEX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended December 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,988	$2,908
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	366	320
Share-based compensation	575	64
Unrealized (gain) loss on marketable equity investments	152	(1,306)
Non-cash lease expense	8	15
Amortization of loan fees	4	5
Gain on sale of investments	—	(12)
Impairment of long-lived assets	46	—
Bad debt expense (recovery)	2	(2)
Changes in operating assets and liabilities:
Accounts receivable and other current receivables	2,081	535
Deferred costs	(231)	18
Inventory	(848)	(913)
Prepaid expenses and other assets	(577)	(247)
Accounts payable and accrued expenses	(376)	(110)
Deferred revenue	434	—
Income taxes payable	595	(190)
Net cash provided by operating activities	4,219	1,085

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	(334)	—
Purchases of equipment and improvements	(1,072)	(316)
Proceeds from sale of investments	—	115
Purchase of land and building	—	(6,499)
Increase in intangibles	(24)	(3)
Net cash used in investing activities	(1,430)	(6,703)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchases of common stock	(672)	—
Proceeds from exercise of options and ESPP contributions	30	64
Payment of employee payroll taxes on net issuance of common stock	—	(259)
Proceeds from Minnesota Bank & Trust long-term debt, net of fees	—	5,176
Principal payments on notes payable	(616)	(261)
Net cash provided by (used in) financing activities	(1,258)	4,720

Net increase (decrease) in cash and cash equivalents	1,531	(898)
Cash and cash equivalents, beginning of period	3,721	6,421
Cash and cash equivalents, end of period	$5,252	$5,523

The accompanying notes are an integral part of these condensed consolidated financial statements.

4

PRO-DEX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

(Unaudited)

(In thousands)

	Six Months Ended December 31,
	2021	2020
Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest	$198	$101
Income taxes	$785	$754

Non-cash investing and financing activity:
Cashless stock option exercise	$45	$4

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

Recently Adopted Accounting Standards

In December 2019, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2019-12 Income Taxes (Topic 740)—Simplifying the Accounting for Income Taxes, to remove certain exceptions related to the approach for intraperiod tax allocation, recognition of deferred tax liabilities for outside basis differences and requiring that an entity reflect the effect of an enacted change in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date. The amendments in this update are effective for us beginning with fiscal year 2022. The adoption of the amendments have not had a material impact.

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

NOTE 3. REVISION OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS FOR CORRECTION OF IMMATERIAL ERRORS

We failed to timely adopt ASU 2016-01 – Accounting for Financial Instruments – Classification and Measurement, which states in part that changes in fair value of equity investments must be recognized in net income. We have completed an evaluation of the quantitative and qualitative impact of this error in our historical financial statements and concluded that our historical financial statements are not materially misstated. We concluded that our historical financial statements are not materially misstated for several reasons including the fact that the cumulative three-year error had a negative impact to historical net income in the amount of $61,000, an amount we deem immaterial, as well as the fact that the amounts did not contain a calculation error but rather amounts were presented on an incorrect line item within the financial statements. We also considered the fact that this error did not impact cash or operating income for any historical period, which we believe is important to our investors. Accordingly, the prior year financial statements have been revised to reflect the impact of ASU 2016-1. The revised classification and reported values of our unrealized gains (losses) on marketable equity investments as accounted for under ASU 2016-01 are included in the condensed consolidated financial statements herein. The impact to net income for the three months ended December 31, 2020, was an increase of $1.4 million with a corresponding decrease in unrealized gain on marketable equity securities of $1.4 million, previously presented in other comprehensive income (loss). The revision resulted in an increase to both basic and diluted earnings per share for the three months ended December 31, 2020 of $0.36. The impact to net income for the six months ended December 31, 2020, was an increase of $1.3 million with a corresponding decrease in unrealized gain on marketable equity securities of $1.3 million, previously presented in other comprehensive income (loss). The revision resulted in an increase to basic earnings per share of $0.33 and diluted earnings per share of $0.32 for the six months ended December 31, 2020. As of June 30, 2021, the revision reclassified the remaining accumulated other comprehensive loss of $215,000 to retained earnings.

PRO-DEX INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 4. COMPOSITION OF CERTAIN FINANCIAL STATEMENT ITEMS

Inventory

Inventory is stated at the lower of cost (first-in, first-out) or net realizable value and consists of the following (in thousands):

	December 31, 2021	June 30, 2021
Raw materials/purchased components	$4,331	$3,967
Work in process	2,774	2,218
Sub-assemblies/finished components	1,836	1,738
Finished goods	344	514
Total inventory	$9,285	$8,437

Investments

Investments are stated at market value and consist of the following (in thousands):

	December 31, 2021	June 30, 2021
Marketable equity securities - short-term	$1,241	$1,295
Marketable equity securities - long-term	1,940	1,704
Total marketable equity securities	$3,181	$2,999

Investments at December 31, 2021 and June 30, 2021, had an aggregate cost basis of $3,538,000 and $3,204,000, respectively. The long-term investments include equity investments of thinly traded securities that we classified as long term in nature because if we decide to sell these securities we may not be able to sell our position within one year. At December 31, 2021, the investments included net unrealized losses of $357,000 (gross unrealized losses of $475,000 offset by gross unrealized gains of $118,000). At June 30, 2021, the investments included net unrealized losses of $215,000 (gross unrealized losses of $386,000 offset by gross unrealized gains of $171,000).

Of the total marketable equity securities at December 31, 2021 and June 30, 2021, $1,170,000 and $1,224,000, respectively, represent an investment in the common stock of Air T, Inc. Two of our Board members are also board members of Air T, Inc. and both either individually or through affiliates own an equity interest in Air T, Inc. Our Chairman, one of the two Board members aforementioned, also serves as the Chief Executive Officer and Chairman of Air T, Inc. Another of our Board members is employed by Air T, Inc. as its Chief of Staff. The shares were purchased through 10b5-1 Plans, that, in accordance with our internal policies regarding the approval of related-party transactions, were approved by our then three Board members that are not affiliated with Air T, Inc.

We invest surplus cash from time to time through our Investment Committee, which is comprised of one management director, Richard Van Kirk, and two non-management directors, Raymond Cabillot and Nicholas Swenson, who chairs the committee. Both Mr. Cabillot and Mr. Swenson are active investors with extensive portfolio management expertise. We leverage the experience of these committee members to make investment decisions for the investment of our surplus operating capital or borrowed funds. Additionally, many of our securities holdings include stocks of public companies that either Messrs. Swenson or Cabillot or both may own from time to time either individually or through the investment funds that they manage, or other companies whose boards they sit on, such as Air T, Inc.

PRO-DEX INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Land and building

Land and building consist of the following (in thousands):

	December 31, 2021	June 30, 2021
Land	$3,684	$3,684
Building	2,815	2,815
Total	6,499	6,499
Less: accumulated depreciation	(109)	(62)
Land and building	$6,390	$6,437

On November 6, 2020, we acquired the Franklin Property for a total purchase price of $6.5 million, of which we paid $1.3 million in cash and the balance of $5.2 we financed through Minnesota Bank & Trust (“MBT”) (See Note 10). We substantially completed the build-out of the property in the first quarter of this fiscal year. Currently, we are actively engaged in various verification and validation activities so that we can move certain employees and operations into the new building. We expect that we will begin certain operations in the new facility this fiscal year. The building is being amortized on a straight-line basis over a period of 30 years.

Intangibles

Intangibles consist of the following (in thousands):

	December 31, 2021	June 30, 2021
Patent-related costs	$238	$260
Less accumulated amortization	(81)	(74)
	$157	$186

Patent-related costs consist of legal fees incurred in connection with both patent applications and a patent issuance, and will be amortized over the estimated life of the product(s) that is or will be utilizing the technology, or expensed immediately in the event the patent office denies the issuance of the patent. Since we do not know when, or if, our patent applications will be issued, the future amortization expense is not predictable. During the three months ended December 31, 2021, we impaired $46,000 in previously capitalized legal fees because although we were granted the underlying patent, in this case, we currently have no products either in development or sold that utilize the intellectual property protected by the patent.

PRO-DEX INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 5. WARRANTY

The warranty accrual is based on historical costs of warranty repairs and expected future identifiable warranty expenses and is included in accrued expenses in the accompanying balance sheets. As of December 31, and June 30, 2021, the warranty reserve amounted to $255,000 and $221,000, respectively. Warranty expenses are included in cost of sales in the accompanying condensed consolidated statements of income. Changes in estimates to previously established warranty accruals result from current period updates to assumptions regarding repair costs and warranty return rates and are included in current period warranty expense. Warranty expense relating to new product sales and changes to estimates for the three months ended December 31, 2021 and 2020, was $44,000 and $182,000, respectively, and for the six months ended December 31, 2021 and 2020, was $68,000 and $254,000, respectively.

Information regarding the accrual for warranty costs for the three and six months ended December 31, 2021 and 2020, are as follows (in thousands):

	As of and for the Three Months Ended December 31,
	2021	2020
Beginning balance	$232	$190
Accruals during the period	33	175
Changes in estimates of prior period warranty accruals	11	7
Warranty amortization	(21)	(25)
Ending balance	$255	$347

	As of and for the Six Months Ended December 31,
	2021	2020
Beginning balance	$221	$213
Accruals during the period	64	255
Changes in estimates of prior period warranty accruals	4	(1)
Warranty amortization	(34)	(120)
Ending balance	$255	$347

NOTE 6. NET INCOME PER SHARE

We calculate basic net income per share by dividing net income by the weighted-average number of common shares outstanding during the reporting period. The weighted-average number of common shares outstanding reflects the effects of potentially dilutive securities, in income generating periods, which consist entirely of outstanding stock options and performance awards.

PRO-DEX INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following table presents reconciliations of the numerators and denominators of the basic and diluted earnings per share computations for net income. In the tables below, income amounts represent the numerator, and share amounts represent the denominator (in thousands, except per share amounts):

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
Basic:
Net income	$925	$1,750	$1,988	$2,908
Weighted average shares outstanding	3,657	3,861	3,654	3,856
Basic income per share	$0.25	$0.45	$0.54	$0.75
Diluted:
Net income	$925	$1,750	$1,988	$2,908
Weighted average shares outstanding	3,657	3,861	3,654	3,856
Effect of dilutive securities	110	151	120	158
Weighted average shares used in calculation of diluted earnings per share	3,767	4,012	3,774	4,014
Diluted income per share	$0.25	$0.44	$0.53	$0.72

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

We recognize accrued interest and penalties related to unrecognized tax benefits when applicable. As of December 31, 2021, we recognized accrued interest of $61,000 related to unrecognized tax benefits. No interest or penalties were recognized as of June 30, 2021, since we had sufficient tax attributes available to fully offset any potential assessment of additional tax.

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

PRO-DEX INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In September 2016, our Board approved the establishment of the 2016 Equity Incentive Plan, which was approved by our shareholders at our 2016 Annual Meeting. The 2016 Equity Incentive Plan provides for the award of up to 1,500,000 shares of our common stock in the form of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted shares, restricted stock units, performance awards, and other stock-based awards. As of December 31, 2021, 200,000 performance awards and 372,000 non-qualified stock options have been granted under the 2016 Equity Incentive Plan.

Former Stock Option Plans

No options were granted under the Former Stock Option Plans during the three or six months ended December 31, 2021 and 2020.

As of December 31, 2021, there was no unrecognized compensation cost under the Former Stock Option Plans, as all outstanding stock options are fully vested. As of December 31, 2021, the options outstanding had a weighted average remaining contractual life of 0.79 years and an intrinsic value of $139,000. Following is a summary of stock option activity under the Former Stock Option Plans for the six months ended December 31, 2021 and 2020:

	Six Months Ended December 31,
	2021		2020
	Number of Shares	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Exercise Price
Outstanding at July 1,	31,500	$1.81	54,000	$1.86
Options granted	—	—	—	—
Options exercised	(25,000)	1.80	(22,500)	1.94
Options forfeited	—	—	—	—
Outstanding at end of period	6,500	$1.82	31,500	$1.81
Stock Options Exercisable at December 31,	6,500	$1.82	31,500	$1.81

PRO-DEX INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Performance Awards

In December 2017, the Compensation Committee of our Board of Directors granted 200,000 performance awards to our employees, which upon vesting will generally be paid in shares of our common stock. Whether any performance awards vest, and the amount that does vest, is tied to the completion of service periods that range from 7 months to 9.5 years from the date of grant and the achievement of our common stock trading at certain pre-determined prices. The weighted average fair value of the performance awards granted was $4.46, calculated using the weighted average fair market value for each award, using a Monte Carlo simulation. In February 2020, the Compensation Committee reallocated 48,000 previously forfeited awards, having the same remaining terms and conditions, to certain other employees. The weighted average fair value of the performance awards reallocated in 2020 was $16.90, calculated using the weighted average fair market value for each award, using a Monte Carlo simulation. In December 2021, the Compensation Committee reallocated an additional 5,000 previously forfeited awards, having the same remaining terms and conditions, to another employee. During each of the three months ended December 31, 2021 and 2020, we recorded share-based compensation expense of $21,000 related to outstanding performance awards. During each of the six months ended December 31, 2021 and 2020, we recorded share-based compensation expense of $42,000 related to outstanding performance awards. On December 31, 2021, there was approximately $118,000 of unrecognized compensation cost related to non-vested performance awards expected to be expensed over the weighted-average period of 2.47 years.

On July 1, 2020, it was determined by the Compensation Committee of our Board of Directors that the second of five tranches of 40,000 performance awards had been achieved and participants were awarded 40,000 shares of common stock. Each participant elected a net issuance to cover their individual withholding taxes and; therefore, we issued 25,629 shares and paid $259,000 of participant-related payroll tax liabilities.

Non-Qualified Stock Options

In December 2020, the Compensation Committee of our Board of Directors granted 310,000 non-qualified stock options to our directors and certain employees under the 2016 Equity Incentive Plan. Whether any stock options vest, and the amount that does vest, is tied to the completion of service periods that range from 18 months to 10.5 years from the date of grant and the achievement of our common stock trading at certain pre-determined prices. In December 2021, the Compensation Committee reallocated 5,000 previously forfeited non-qualified stock options, having the same remaining terms and conditions, to another employee. During the three months ended December 31, 2021 and 2020, we recorded compensation expense of $254,000 and $18,000, respectively, related to these options. During the six months ended December 31, 2021 and 2020, we recorded compensation expense of $527,000 and $18,000, respectively, related to these options. The weighted average fair value of the stock option awards granted was $16.72, calculated using a Monte Carlo simulation. As of December 31, 2021, there was approximately $3.6 million of unrecognized compensation cost related to these non-vested non-qualified stock options.

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

During the three months ended December 31, 2021 and 2020, we did not record any share-based compensation expense relating to the ESPP, due to the fact that no six-month offering period ended during either quarter. During the six months ended December 31, 2021 and 2020, 1,130 and 1,485 shares of our common stock were purchased under the ESPP, respectively, and allocated to employees based upon their contributions at prices of $26.17 and $16.94, respectively, per share. On a cumulative basis, since the inception of the ESPP, employees have purchased a total of 25,593 shares of our common stock. During the six months ended December 31, 2021 and 2020, we recorded share-based compensation expense in the amount of $5,000 and $4,000, respectively, relating to the ESPP.

PRO-DEX INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 9. MAJOR CUSTOMERS AND SUPPLIERS

Information with respect to customers that accounted for sales in excess of 10% of our total sales in either of the three-month and the six-month periods ended December 31, 2021 and 2020, is as follows (in thousands, except percentages):

	Three Months Ended December 31,
	2021		2020
	Amount	Percent of Total	Amount	Percent of Total

Net sales	$10,173	100%	$8,265	100%

Customer concentration:
Customer 1	$6,723	66%	$5,809	70%
Customer 2	1,249	12%	1,221	15%
Customer 3	1,090	11%	658	8%
Total	$9,062	89%	$7,688	93%

	Six Months Ended December 31,
	2021		2020
	Amount	Percent of Total	Amount	Percent of Total

Net sales	$20,161	100%	$16,855	100%

Customer concentration:
Customer 1	13,714	68%	10,978	65%
Customer 2	2,189	11%	3,391	20%
Customer 3	1,970	10%	1,127	7%
Total	$17,873	89%	$15,496	92%

Information with respect to accounts receivable from those customers who comprised more than 10% of our gross accounts receivable at either December 31, 2021 or June 30, 2021, is as follows (in thousands, except percentages):

	December 31, 2021		June 30, 2021
Total gross accounts receivable	$8,854	100%	$10,935	100%

Customer concentration:
Customer 1	$5,993	68%	$6,666	61%
Customer 2	864	10%	3,710	34%
Total	$6,857	78%	$10,376	95%

During the three and six months ended December 31, 2021, we had two suppliers accounting for 10% or more of total inventory purchases. During the three months ended December 31, 2020, we had three suppliers accounting for 10% or more of total inventory purchases, and during the six months ended December 31, 2020, we had two suppliers that accounted for more than 10% of our total inventory purchases. Amounts owed to the fiscal 2022 two most significant suppliers at December 31, 2021, totaled $365,000 and $71,000, respectively, and at June 30, 2021, totaled $206,000 and $184,000, respectively.

NOTE 10. NOTES PAYABLE AND FINANCING TRANSACTIONS

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

The Property Loan bears interest at a fixed rate of 3.55% per annum, which is subject to a 3% increase upon an event of default. Accrued interest was paid on December 1, 2020, and both principal and interest in the amount of approximately $30,000 are due and payable on the first day of each subsequent month until the maturity date of November 1, 2030 (the “Maturity Date”), at which time a balloon payment in the amount of $3.1 million is due. Any prepayment of the Property Loan (other than monthly scheduled interest and principal payments), is subject to a prepayment fee equal to 4% of the principal amount prepaid for any prepayment made during the first or second year, 3% of the principal amount prepaid for any prepayment made during the third or fourth year, 2% of the principal amount prepaid for any prepayment made during the fifth or sixth year, and 1% of the principal amount prepaid for any prepayment made during the seventh or eighth year. The Property Loan Agreement, Property Note, Deed, and Rents Assignment each contain representations, warranties, covenants, and events of default that are customary for a loan of this type. The balance owed on the Property Loan at December 31, 2021 is $5,028,000.

PRO-DEX INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

On the Closing Date, we also entered into an Amended and Restated Credit Agreement with MBT (the “Amended Credit Agreement”), providing for a $7,525,000 amended and restated term loan (the “Term Loan A”), a $1,000,000 term loan (the “Term Loan B”), and a $2,000,000 amended and restated revolving loan (the “Revolving Loan” and, together with the Term Loan A and the Term Loan B, collectively, the “Loans”), evidenced by an Amended and Restated Term Note A (“Term Note A”), a Term Note B, and an Amended and Restated Revolving Credit Note (the “Revolving Note”) made by us in favor of MBT. The Loans are secured by substantially all of the Company’s assets pursuant to a Security Agreement entered into on September 6, 2018, between the Company and MBT. The Term Note A had an outstanding principal balance of $3,770,331 as of the Closing Date and could be borrowed against through May 30, 2021 (the “Commitment Period”). During the third quarter ended March 31, 2021, we borrowed an additional $3,000,000 against Term Note A for the purpose of repurchasing shares of our common stock. The Term Note B had a zero balance as of the Closing Date and we borrowed the full $1,000,000 during the third quarter ended March 31, 2021, for the purpose of making improvements to the Franklin Property.

The Term Loan A matures on November 1, 2027, and bears interest at a fixed rate of 3.84% per annum. Initial payments on the Term Loan A of interest only were due on December 1, 2020 through June 1, 2021. Commencing July 1, 2021 and continuing on the first day of each month thereafter until the maturity date, we are required to make payments of principal and interest on Term Loan A of approximately $97,000 plus any additional accrued and unpaid interest through the date of payment. The balance owed on Term Loan A as of December 31, 2021, is $6,259,000.

The Term Loan B matures on November 1, 2027, and bears interest at a fixed rate of 3.84% per annum. Initial payments on the Term Loan B of interest only were due on December 1, 2020 through June 1, 2021. Commencing July 1, 2021 and continuing on the first day of each month thereafter until the maturity date, we are required to make payments of principal and interest on Term Loan B of approximately $15,000, plus any additional accrued and unpaid interest through the date of payment. As of March 31, 2021, we had drawn fully against Term Note B and the balance outstanding on Term Note B was $932,000 on December 31, 2021.

The Revolving Loan may be borrowed against from time to time through its maturity date of November 5, 2023, and bears interest at an annual rate equal to the greater of (a) 2.75% or (b) the prime rate minus 0.5% as published in the Money Rates section of the Wall Street Journal. Commencing on the first day of each month after we initially borrow against the Revolving Loan and each month thereafter until maturity, we are required to pay all accrued and unpaid interest on the Revolving Loan through the date of payment. Any principal on the Revolving Loan that is not previously prepaid shall be due and payable in full on the maturity date (or earlier termination of the Revolving Loan). No amounts have been drawn against the Revolving Loan.

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

NOTE 11. COMMON STOCK

Share Repurchase Program

In December 2019, our Board approved a new share repurchase program authorizing us to repurchase up to 1 million shares of our common stock, as the prior repurchase plan authorized by the Board in 2013 was nearing completion. In accordance with, and as part of, these share repurchase programs, our Board approved the adoption of several prearranged share repurchase plans intended to qualify for the safe harbor provided by Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (“10b5-1 Plan” or “Plan”). During the three and six months ended December 31, 2021, we repurchased 24,336 and 27,952 shares, respectively, at an aggregate cost, inclusive of fees under the Plan, of $577,000 and $672,000, respectively. During the three and six months ended December 31, 2020, we did not repurchase any shares under the repurchase program. On a cumulative basis, since implementation of the share repurchase program in 2013, we have repurchased a total of 1,063,448 shares under the share repurchase program at an aggregate cost, inclusive of fees, of $14.7 million. All repurchases under the 10b5-1 Plans were administered through an independent broker.

PRO-DEX INC. AND SUBSIDIARIES

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

NOTE 12. LEASES

Effective July 1, 2019, we adopted the new lease accounting standard ASU 2016-02 using the modified retrospective method of applying the new standard at the adoption date. In addition, we elected the practical expedient that allowed us to carry forward the historical lease classification of our sole operating lease for our corporate office, which includes our manufacturing and research and development facilities. Adoption of this standard resulted in the recording of net operating lease right-of-use (“ROU”) asset and corresponding operating lease liability of $3.3 million.

Our operating lease ROU asset and long-term liability are presented separately on our condensed consolidated balance sheet. The current portion of our operating lease liability as of December 31, 2021, in the amount of $361,000, is presented within accrued expenses on the condensed consolidated balance sheet.

As of December 31, 2021, the maturity of our lease liability is as follows:

Operating Lease
Fiscal Year:
2022	$246
2023	504
2024	519
2025	535
2026	551
Thereafter	710
Total lease payments	3,065
Less imputed interest:	(456)
Total	$2,609

As of December 31, 2021, our operating lease has a remaining lease term of five years and nine months and an imputed interest rate of 5.53%. Cash paid for amounts included in the lease liability for the three and six months ended December 31, 2021, totaled $123,000 and $243,000, respectively, and for December 31, 2020, totaled $120,000 and $236,000, respectively.

NOTE 13. COMMITMENTS AND CONTINGENCIES

Legal Matters

On August 24, 2021, one of our customers, through its counsel, sent notice that it is seeking indemnification from us regarding a pending complaint filed by a third-party claiming patent infringement on one of the products that we manufacture for this customer. As of the date of this filing, our position is that there is no infringement and/or that the patent at issue is invalid. We have not accrued any amounts related to this claim and we intend to defend the claim, which we believe may take two years or more to resolve.

PRO-DEX INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

On October 12, 2021, we received a letter from an attorney representing a former employee, alleging, among other things, wrongful termination, failure to accommodate, and intentional infliction of emotional distress. The parties are scheduled for a mediation hearing on February 23, 2022. If the dispute does not settle at mediation, we intend to contest all of the claims against us.

In addition to the above matters, we are from time to time a party to various legal proceedings arising either in the ordinary course of our business or incidental to our business. There can be no certainty, however, that we may not ultimately incur liability or that such liability will not be material and adverse.

NOTE 14. SUBSEQUENT EVENTS

We have evaluated subsequent events through the date of this filing. There were no subsequent events that require disclosure.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited interim condensed consolidated financial statements and the related notes and other financial information appearing elsewhere in this report.

COMPANY OVERVIEW

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of the results of operations and financial condition of Pro-Dex, Inc. (“Company,” “Pro-Dex,” “we,” “our,” or “us”) for the three-month and six-month periods ended December 31, 2021 and 2020. This discussion should be read in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this report. This report contains certain forward-looking statements and information. The cautionary statements included herein should be read as being applicable to all related forward-looking statements wherever they may appear. Our actual future results could differ materially from those discussed herein.

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

Basis of Presentation

The condensed consolidated results of operations presented in this report are not audited and those results are not necessarily indicative of the results to be expected for the entirety of the fiscal year ending June 30, 2022, or any other interim period during such fiscal year. Our fiscal year ends on June 30 and our fiscal quarters end on September 30, December 31, and March 31. Unless otherwise stated, all dates refer to our fiscal year and those fiscal quarters.

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used or changes in the accounting estimate that are reasonably likely to occur could materially change the financial statements. Management believes that there have been no significant changes during the three and six months ended December 31, 2021, to the items that we disclosed as our critical accounting policies in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended June 30, 2021.

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

In November 2020, we purchased an approximate 25,000 square foot industrial building in Tustin, California (the “Franklin Property”). This building is located approximately four miles from our Irvine, California headquarters and was acquired to provide us additional capacity for our expected continued future growth, including anticipated expanded capacity for the manufacture of batteries and new products. We substantially completed the build-out of the property in the first quarter of this fiscal year. Currently, we are actively engaged in various verification and validation activities so that we can move certain employees and operations into the new building. We expect that we will begin certain operations in the new facility this fiscal year.

In summary, our current objectives are focused primarily on maintaining our relationships with our current medical device customers, expanding our manufacturing capacity with the addition of the Franklin Property, investing in research and development activities to design Pro-Dex branded drivers to leverage our torque-limiting software, and promoting active product development proposals to new and existing customers for orthopedic shavers, screw drivers for a multitude of surgical applications, and other medical devices, while monitoring closely the progress of all these individual endeavors. Our investments in research and development have historically increased disproportionately to our growth in revenue and we anticipate this may continue in future periods. These expenditures are being made in an effort to release new products and garner new customer relationships. While we expect revenue growth in the future, it may not be a consistent trajectory but rather periods of incremental growth that current expenditures are helping to create. However, there can be no assurance that we will be successful in any of these objectives.

COVID-19 Pandemic

We have adjusted certain policies and procedures based on applicable national, state, and local emergency orders and safety guidance that may be issued from time to time, in order to effectively manage our business during the COVID-19 pandemic, including:

•	Non-essential employees that are able to work remotely are doing so;
•	Increased frequency of disinfectant cleanings, especially for high-touch surfaces;
•	Curtailed business travel;
•	Multiple, staggered work shifts have been implemented in order to achieve effective social distancing;
•	Provided training, education and appropriate personal protective equipment; and
•	Monthly company-wide COVID-19 testing.

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

While the COVID-19 pandemic has not materially adversely affected our financial results and business during calendar 2021, we began to see some challenges in our supply chain in the form of delayed shipments, longer lead times, and surcharges, much of which our suppliers indicate have been caused by the COVID-19 pandemic. During early calendar 2022, we are seeing these conditions persist and worsen such that we expect them to negatively impact our financial performance in the third quarter and possibly the fourth quarter of fiscal 2022, reflected as a reduction in net sales. We continue to implement plans and processes to mitigate these challenges that many manufacturers similarly face. Our long-term prospects remain positive, and we believe these challenges will negatively impact us only in the short-term.

Description of Business Operations

Revenue

The majority of our revenue is derived from designing, developing and manufacturing surgical devices for the medical device industry. The proportion of total sales by type is as follows (in thousands, except percentages):

	Three Months Ended December 31,				Six Months Ended December 31,
	2021		2020		2021		2020
		% of Revenue		% of Revenue		% of Revenue		% of Revenue
Net sales:
Medical device products	$8,389	83%	$6,391	77%	$16,673	83%	$13,131	78%
Industrial and scientific	238	2%	221	2%	454	2%	385	2%
Dental and component	82	1%	11	—	144	1%	74	—
NRE & Prototype	115	1%	120	2%	311	1%	130	1%
Repairs	1,568	15%	1,523	19%	3,027	15%	3,149	19%
Discounts and other	(219)	(2%)	(1)	—	(448)	(2%)	(14)	—
	$10,173	100%	$8,265	100%	$20,161	100%	$16,855	100%

Certain of our medical device products utilize proprietary designs developed by us under exclusive development and/or supply agreements. All of our medical device products utilize proprietary manufacturing methods and know-how, and are manufactured in our Irvine, California facility, as are our industrial products. Details of our medical device sales by type is as follows (in thousands, except percentages):

	Three Months Ended December 31,				Six Months Ended December 31,
	2021		2020		2021		2020
		% of Total		% of Total		% of Total		% of Total
Medical device sales:
Orthopedic	$5,331	64%	$4,413	69%	$11,037	66%	$8,102	62%
CMF	2,604	31%	1,117	18%	4,991	30%	2,642	20%
Thoracic	454	5%	861	13%	645	4%	2,387	18%
Total	$8,389	100%	$6,391	100%	$16,673	100%	$13,131	100%

Sales of our medical device products increased $2.0 million, or 31%, for the three months ended December 31, 2021, and increased $3.5 million, or 27%, for the six months ended December 31, 2021, compared to the corresponding periods of the prior fiscal year. The majority, or $2.9 million, of our increase in medical device sales for the six months ended December 31, 2021, relates to sales of the orthopedic surgical handpiece that we sell to our largest customer. Sales of our CMF products increased $2.3 million for the six months ended December 31, 2021, compared to the corresponding period of the prior fiscal year, in part due to the launch of a new driver to our existing largest customer during the third quarter of the prior fiscal year. Offsetting this increase, thoracic revenue decreased approximately $1.7 million for the six months ended December 31, 2021, compared to the corresponding period of the prior fiscal year, due primarily as a result of our customer filling the near-term requirements of its distribution network.

Sales of our compact pneumatic air motors, reported as Industrial and scientific sales above, increased $17,000, or 8%, and $69,000, or 18%, for the three and six months ended December 31, 2021, respectively, compared to the corresponding periods of the prior fiscal year. The revenue increase relates to a continued interest in these legacy products but is not due to any substantive marketing efforts.

Repair revenue remained relatively flat for the three and six months ended December 31, 2021, compared to the corresponding periods of the prior fiscal year and are primarily comprised of repairs of handpieces for our largest customer.

At December 2021, we had a backlog of approximately $6.0 million, of which $5.7 million is scheduled to be delivered in the third and fourth quarters of fiscal 2022 and the balance is scheduled to be delivered next fiscal year. Our backlog represents firm purchase orders received and acknowledged from our customers and does not include all revenue expected to be generated from existing customer contracts. We may experience variability in our new order bookings due to various reasons, including, but not limited to, the timing of major new product launches and customer planned inventory builds. As an example, currently our largest customer is delaying issuance of purchase orders to us because they are releasing a next generation of their handpiece, but we expect to receive orders for the balance of the fiscal year shortly. However, we do not typically experience seasonal fluctuations in our shipments and revenues.

Cost of Sales and Gross Margin
(in thousands except percentages)

	Three Months Ended December 31,				Six Months Ended December 31,
	2021		2020		2021		2020
		% of Total		% of Total		% of Total		% of Total
Cost of sales:
Product cost	$6,340	94%	$5,188	91%	$12,972	97%	$10,120	94%
Under(over)-absorption of manufacturing costs	248	3%	275	5%	102	1%	352	3%
Inventory and warranty charges	181	3%	206	4%	255	2%	312	3%
Total cost of sales	$6,769	100%	$5,669	100%	$13,329	100%	$10,784	100%

	Three Months Ended December 31,		Six Months Ended December 31,		Year over Year ppt Change
	2021	2020	2021	2020	Three Months	Six Months

Gross margin	34%	31%	34%	36%	3	(2)

Cost of sales for the three months ended December 31, 2021, increased $1.1 million, or 19%, compared to the corresponding period of the prior fiscal year, due primarily to the 23% increase in sales for the same period and reduced COVID-19 compensated absences in the three months ended December 31, 2021, compared to the corresponding period of the prior fiscal year.

Gross profit increased by $808,000, or 31%, for the three months ended December 31, 2021, compared to the corresponding period of the prior fiscal year, primarily as a result of the increase in revenue for the same period. Gross margin as a percentage of sales increased by approximately three percentage points compared to the corresponding period of the prior fiscal year due primarily to the increased sales, described above.

Cost of sales for the six months ended December 31, 2021, increased by $2.5 million, or 24%, compared to the corresponding period of the prior fiscal year, consistent with the increased revenue of 20% for the same period, the reasons for which are discussed above. Additionally, during the six months ended December 31, 2020, we had higher compensated absences related to COVID-19 than the corresponding period of the current fiscal year.

Gross profit increased by $761,000, or 13%, for the six months ended December 31, 2021, compared to the corresponding period of the prior fiscal year, primarily as a result of increased sales to our largest customer. Gross margin for the six months ended December 31, 2021, decreased to 34% compared to 36% for the corresponding period of the prior fiscal year, due to price concessions to our largest customer.

Operating Expenses

Operating Costs and Expenses
(in thousands except % change)

	Three Months Ended December 31,				Six Months Ended December 31,				Year over Year % Change
	2021		2020		2021		2020		Three Months	Six Months
		% of Net Sales		% of Net Sales		% of Net Sales		% of Net Sales
Operating expenses:
Selling expenses	$22	—	$150	2%	$59	—	$280	2%	(85%)	(79%)
General and administrative expenses	1,165	12%	936	11%	2,257	11%	1,641	12%	25%	38%
Research and development costs	615	6%	989	12%	1,596	8%	2,080	10%	(38%)	(23%)
	$1,802	18%	$2,075	25%	$3,912	19%	$4,001	24%	(13%)	(2%)

Selling expenses consist of salaries and other personnel-related expenses for our business development department, as well as advertising and marketing expenses, and travel and related costs incurred in generating and maintaining our customer relationships. Selling expenses for the three and six months ended December 31, 2021, decreased $128,000, or 85%, and $221,000, or 79%, compared to the corresponding periods of fiscal 2021. The decrease is primarily due to decreased personnel and related expenses due to combining our Director of Business Development position with our Director of Engineering position in the first quarter of fiscal 2022.

General and administrative expenses (“G&A”) consists of salaries and other personnel-related expenses of our accounting, finance and human resource personnel, as well as costs for outsourced information technology services, professional fees, directors’ fees, and other costs and expenses attributable to being a public company. G&A increased $229,000 and $616,000, respectively, during the three and six months ended December 31, 2021, when compared to the corresponding periods of the prior fiscal year. The increases relate primarily to non-cash compensation expense related to the non-qualified stock options granted in the prior fiscal year.

Research and development costs generally consist of salaries, employer paid benefits, and other personnel- related costs of our engineering and support personnel, as well as allocated facility and information technology costs, professional and consulting fees, patent-related fees, lab costs, materials, and travel and related costs incurred in the development and support of our products. Research and development costs for the three and six months ended December 31, 2021, decreased $374,000 and $484,000, respectively, compared to the corresponding periods of the prior fiscal year. These decreases are primarily due to increased spending on billable development projects. When our engineers are engaged in a billable project as opposed to an internal project, costs get shifted to cost of sales instead of research and development.

Although the majority of our research and development costs relate to sustaining activities related to products we currently manufacture and sell, we have created a product roadmap to develop future products. The research and development costs represent between 34% and 52% of total operating expenses for all periods presented and are expected to increase in the future as we continue to invest in our business. The amount spent on internal projects under development is summarized below (in thousands):

	Three and Six Months Ended December 31, 2021		Three and Six Months Ended December 31, 2020		Est Market Launch(1)	Est Annual Revenue
Total Research & Development costs:	$615	$1,596	$989	$2,080

Products in development:
ENT Shaver	32	263	76	258	Q4 2022	$1,000
Vital Ventilator	—	108	8	65	Q1 2023	$1,500
CMF Driver	—	—	279	468	(2)	$1,000
Sustaining & Other	583	1,225	626	1,289
Total	$615	$1,596	$989	$2,080

(1)	Represents the calendar quarter of expected market launch. The internal projects currently under development have been delayed because we have been engaged by our customers to complete several billable non-recurring engineering projects.
(2)	The CMF Driver was completed in the third quarter of fiscal 2021 and began shipping to our existing largest customer under a distribution agreement we executed in the first quarter of fiscal 2021.

As we introduce new products into the market, we expect to see an increase in sustaining and other engineering expenses. Typical examples of sustaining engineering activities include, but are not limited to, end-of- life component replacement, especially in electronic components found in our printed circuit board assemblies, analysis of customer complaint data to improve process and design, replacement and enhancement of tooling and fixtures used in our machine shop, assembly operations, and inspection areas to improve efficiency and through-put. Additionally, these costs include development projects that may be in their infancy and may or may not result in a full-fledged product development effort.

Interest & Other Income

Interest income for the three and six months ended December 31, 2021 and 2020, includes interest and dividends from our money market accounts and investment portfolio.

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

Income Tax Expense

The effective tax rate for the three and six months ended December 31, 2021, is slightly less than our combined expected federal and applicable state corporate income tax rates due to federal and state research credits. The effective tax rate for the three and six months ended December 31, 2020, is significantly less than our combined expected federal and applicable state corporate income tax rates due to significant unrealized gains on our marketable equity investments, federal and state research credits, as well as a tax benefit recognized as a result of common stock awarded to employees under previously granted performance awards in the first quarter of fiscal 2021 as described more fully in Note 7 to the condensed consolidated financial statements contained elsewhere in this report.

Liquidity and Capital Resources

Cash and cash equivalents at December 31, 2021, increased $1.5 million to $5.2 million as compared to $3.7 million at June 30, 2021. The following table includes a summary of our condensed statements of cash flows contained elsewhere in this report.

	As of and For the Six Months Ended December 31,
	2021	2020
	(in thousands)
Cash provided by (used in):
Operating activities	$4,219	$1,085
Investing activities	$(1,430)	$(6,703)
Financing activities	$(1,258)	$4,720

Cash and Working Capital:
Cash and cash equivalents	$5,252	$5,523
Working Capital	$20,117	$17,776

Operating Activities

Net cash provided by operating activities was $4.2 million for the six months ended December 31, 2021, primarily due to net income of $2.0 million and non-cash stock-based compensation and depreciation and amortization of $575,000 and $366,000, respectively. Although we experienced an influx of cash in the amount of $2.1 million in collections from receivables during the six months ended December 31, 2021, our inventory increased by $848,000.

Net cash provided by operating activities was $1.1 million for the six months ended December 31, 2020, primarily due to net income of $2.9 million and non-cash depreciation and amortization of $320,000 offset by unrealized gains on marketable securities in the amount of $1.3 million and an increase in inventory of $913,000, reflecting purchases for existing demand as well as long-lead time parts for products in development.

Investing Activities

Net cash used in investing activities for the six months ended December 31, 2021, was $1.4 million and related to an investment in marketable securities of $334,000 and equipment and improvements primarily for the Franklin Property of $1.1 million.

During the second quarter ended December 31, 2020, we closed on our acquisition of the Franklin Property. We substantially completed the build-out of the property in the first quarter of this fiscal year. Currently, we are actively engaged in various verification and validation activities so that we can move certain employees and operations into the new building. We expect that we will begin certain operations in the new facility this fiscal year. In addition to our acquisition of the Franklin Property, we also invested $316,000 in machinery and equipment during the six months ended December 31, 2020.

Financing Activities

Net cash used in financing activities for the six months ended December 31, 2021, totaled $1.3 million and related primarily to the $672,000 repurchase of 27,952 shares of our common stock pursuant to our share repurchase program as well as $616,000 of principal payments on our loans from MBT.

Net cash provided by financing activities for the six months ended December 31, 2020, included proceeds of $5.2 million from a Property Loan with MBT, offset by $261,000 of principal payments on our term loan with MBT more fully described in Note 10 to the condensed consolidated financial statements contained elsewhere in this report, as well as payment of $259,000 of employee payroll taxes related to the award of 40,000 shares of common stock to employees under previously granted performance awards.

Financing Facilities & Liquidity Requirements for the Next Twelve Months

As of December 31, 2021, our working capital was $20.1 million. We currently believe that our existing cash and cash equivalent balances together with our accounts receivable balances will provide us sufficient funds to satisfy our cash requirements as our business is currently conducted for at least the next 12 months. In addition to our cash and cash equivalent balances, we expect to derive a portion of our liquidity from our cash flows from operations. We may also borrow against our $2.0 million Revolving Loan with MBT (See Note 10 to condensed consolidated financial statements contained elsewhere in this report).

We are focused on preserving our cash balances by monitoring expenses, identifying cost savings, and investing only in those development programs and products that we believe will most likely contribute to our profitability. As we execute on our current strategy, however, we may require debt and/or equity capital to fund our working capital needs and requirements for capital equipment to support our manufacturing and inspection processes. In particular, we have experienced negative operating cash flow in the past, especially as we procure long-lead time materials to satisfy our backlog, which can be subject to extensive variability. We believe that if we need to raise additional capital to fund our operations we can do so by selling additional shares of our common stock under the ATM Agreement. (See Note 11 to condensed consolidated financial statements contained elsewhere in this report).

Investment Strategy

We invest surplus cash from time to time through our Investment Committee, which is comprised of one management director, Richard Van Kirk, and two non-management directors, Raymond Cabillot and Nicholas Swenson, who chairs the committee. Both Mr. Cabillot and Mr. Swenson are active investors with extensive portfolio management expertise. We leverage the experience of these committee members to make investment decisions for the investment of our surplus operating capital or borrowed funds. Additionally, many of our securities holdings include stocks of public companies that either Messrs. Swenson or Cabillot or both may own from time to time either individually or through the investment funds that they manage, or other companies whose boards they sit on. The Investment Committee approved each of the investments comprising the $3.2 million of marketable public equity securities that we held at December 31, 2021.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer) have concluded based on their evaluation as of December 31, 2021 that our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) are effective. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer and principal accounting officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the three months ended December 31, 2021, other than the continued leave of absence of our human resources director described in the first quarter, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 1A. RISK FACTORS

Our business, future financial condition and results of operations are subject to a number of factors, risks and uncertainties, which are disclosed in Item 1A, entitled “Risk Factors” in Part I of our Annual Report on Form 10-K for our fiscal year ended June 30, 2021, as well as any amendments thereto or additions and changes thereto contained in this quarterly report on Form 10-Q for the quarter ended December 31, 2021. Additional information regarding some of those risks and uncertainties is contained in the notes to the condensed financial statements included elsewhere in this report and in Part I, Item 2, of this report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The risks and uncertainties disclosed in our Form 10-K, our quarterly reports on Form 10-Q and other reports filed with the SEC are not necessarily all of the risks and uncertainties that may affect our business, financial condition and results of operations in the future.

There have been no material changes to the risk factors as disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2021, except as provided in any amendments thereto and those set forth below.

During calendar 2021 and continuing into calendar 2022 we began seeing challenges in our supply chain in the form of delayed shipments, longer lead times and surcharges, much of which our suppliers indicate have been caused by the COVID-19 pandemic. If these conditions persist they could have a material adverse effect on our business.

While the COVID-19 pandemic has yet to have an adverse impact on our business or results of operations and we have successfully managed to maintain safety stock of our long-lead inventory items, we are starting to see instances where supply disruptions may start impacting our ability to ship products to our customers timely. We are also continuing to see surcharges and price escalations that we may or may not be able to pass on to our customers, many of whom have price protections in place under long-term contracts. If we are unable to deliver customer orders timely, or are unable to increase selling prices, our future results of operations could be negatively impacted.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchases by the Company of its common stock during the quarter ended December 31, 2021, were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2021 to October 31, 2021	6,317	$25.28	6,317	780,670
November 1, 2021 to November 30, 2021	–	–	–	780,670
December 1, 2021 to December 31, 2021	18,019	$23.15	18,019	762,651

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

PRO-DEX, INC.

Date: February 3, 2022	By:	/s/ Richard L. Van Kirk
Richard L. Van Kirk
Chief Executive Officer (principal executive officer)

Date: February 3, 2022	By:	/s/ Alisha K. Charlton
Alisha K. Charlton
Chief Financial Officer (principal financial officer and principal accounting officer)

EXHIBIT INDEX

Exhibit	Description
10.1	Amendment No. 1 to Amended and Restated Credit Agreement dated November 5, 2021 by and between Pro-Dex, Inc. and Minnesota Bank & Trust (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed November 9, 2021)
10.2	Amended and Restated Revolving Credit Note dated November 5, 2021 made by Pro-Dex in favor of Minnesota Bank & Trust (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed November 9, 2021)
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)