Form 10-Q
period 2022-03-31
PRO DEX INC
filed 2022-05-05
CIK 788920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
OR
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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 3,618,663 shares of common stock, no par value, as of May 5, 2022.

PRO-DEX, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2022

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PRO-DEX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share amounts)

	March 31, 2022	June 30, 2021
ASSETS
Current Assets:
Cash and cash equivalents	$4,761	$3,721
Investments	1,129	1,295
Accounts receivable, net of allowance for doubtful accounts of $0 and $2 at March 31, 2022 and at June 30, 2021, respectively	8,680	10,933
Deferred costs	341	193
Inventory	11,866	8,437
Prepaid expenses and other current assets	1,322	434
Total current assets	28,099	25,013
Land and building, net	6,366	6,437
Equipment and leasehold improvements, net	4,635	3,845
Right of use asset, net	2,339	2,605
Intangibles, net	162	186
Deferred income taxes, net	463	463
Investments	1,778	1,704
Other assets	42	67
Total assets	$43,884	$40,320

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$3,533	$2,288
Accrued expenses	1,652	2,198
Deferred revenue	896	150
Note payable	1,642	1,236
Total current liabilities	7,723	5,872
Lease liability, net of current portion	2,151	2,432
Income taxes payable	1,164	397
Notes payable, net of current portion	10,575	11,535
Total non-current liabilities	13,890	14,364
Total liabilities	21,613	20,236
Shareholders’ equity:
Common shares; no par value; 50,000,000 shares authorized; 3,618,663 and 3,645,660 shares issued and outstanding at March 31, 2022 and June 30, 2021, respectively	7,690	7,953
Retained earnings	14,581	12,131
Total shareholders’ equity	22,271	20,084
Total liabilities and shareholders’ equity	$43,884	$40,320

The accompanying notes are an integral part of these condensed consolidated financial statements.

PRO-DEX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INCOME STATEMENTS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021

Net sales	$9,265	$11,739	$29,426	$28,594
Cost of sales	6,407	7,354	19,737	18,138
Gross profit	2,858	4,385	9,689	10,456

Operating expenses:
Selling expenses	20	136	79	415
General and administrative expenses	1,145	1,280	3,402	2,922
Loss on disposal of equipment	14	—	14	—
Research and development costs	658	1,104	2,254	3,184
Total operating expenses	1,837	2,520	5,749	6,521

Operating income	1,021	1,865	3,940	3,935
Interest expense	(112)	(102)	(349)	(231)
Unrealized gain (loss) on marketable equity investments	(275)	136	(427)	1,442
Interest and other income	—	41	50	102
Gain on sale of investments	—	783	—	795
Income before income taxes	634	2,723	3,214	6,043
Income tax expense	(172)	(592)	(764)	(1,004)
Net income	$462	$2,131	$2,450	$5,039

Basic net income per share:
Net income	$0.13	$0.56	$0.67	$1.31
Diluted net income per share:
Net income	$0.12	$0.54	$0.65	$1.26

Weighted average common shares outstanding:
Basic	3,626	3,817	3,645	3,843
Diluted	3,749	3,966	3,774	3,998
Common shares outstanding	3,618	3,701	3,618	3,701

The accompanying notes are an integral part of these condensed consolidated financial statements.

PRO-DEX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(Unaudited)

(In thousands)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
Common shares:
Balance, beginning of period	$7,886	$12,621	$7,953	$12,752
Share-based compensation expense	358	444	932	508
Share repurchases	(584)	(4,039)	(1,255)	(4,039)
Shares withheld from common stock issued to pay employee payroll taxes	—	—	—	(259)
Exercise of stock options	—	—	—	39
ESPP shares issued	30	33	60	58
Balance, at end of period	$7,690	$9,059	$7,690	$9,059

Retained earnings:
Balance, beginning of period	$14,119	$9,218	$12,131	$6,310
Net income	462	2,131	2,450	5,039
Balance, at end of period	$14,581	$11,349	$14,581	$11,349

Total shareholders’ equity	$22,271	$20,408	$22,271	$20,408

The accompanying notes are an integral part of these condensed consolidated financial statements.

PRO-DEX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,450	$5,039
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	546	502
Amortization of loan fees	7	46
Share-based compensation	932	508
Unrealized (gain) loss on marketable equity investments	427	(1,442)
Non-cash lease expense	10	21
Gain on sale of investments	—	(795)
Impairment of long-lived assets	61	—
Bad debt expense (recovery)	(2)	3
Changes in operating assets and liabilities:
Accounts receivable and other current receivables	2,255	(6,769)
Deferred costs	(148)	(18)
Inventory	(3,429)	(130)
Prepaid expenses and other assets	(863)	(963)
Accounts payable and accrued expenses	673	792
Deferred revenue	746	—
Income taxes payable	767	403
Net cash provided by (used in) operating activities	4,432	(2,803)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	(334)	—
Purchases of equipment and improvements	(1,270)	(872)
Proceeds from sale of investments	—	3,008
Purchase of land and building	—	(6,499)
Increase in intangibles	(32)	(12)
Net cash used in investing activities	(1,636)	(4,375)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchases of common stock	(1,255)	(4,039)
Proceeds from exercise of options and ESPP contributions	60	97
Payment of employee payroll taxes on net issuance of common stock	—	(259)
Proceeds from Minnesota Bank & Trust long-term debt, net of fees	—	9,139
Principal payments on notes payable and finance lease	(561)	(307)
Net cash provided by (used in) financing activities	(1,756)	4,631

Net increase (decrease) in cash and cash equivalents	1,040	(2,547)
Cash and cash equivalents, beginning of period	3,721	6,421
Cash and cash equivalents, end of period	$4,761	$3,874

The accompanying notes are an integral part of these condensed consolidated financial statements.

4

PRO-DEX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

(Unaudited)

(In thousands)

	Nine Months Ended March 31,
	2022	2021
Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest	$311	$190
Income taxes	$1,025	$1,382

Non-cash investing and financing activity:
Cashless stock option exercise	$45	$4

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

Recently Adopted Accounting Standards

In December 2019, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2019-12 Income Taxes (Topic 740) – Simplifying the Accounting for Income Taxes, to remove certain exceptions related to the approach for intraperiod tax allocation, recognition of deferred tax liabilities for outside basis differences and requiring that an entity reflect the effect of an enacted change in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date. The amendments in this update are effective for us beginning with fiscal year 2022. The adoption of the amendments has not had a material impact on our consolidated financial statements.

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

NOTE 3. REVISION OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS FOR CORRECTION OF IMMATERIAL ERRORS

We failed to timely adopt ASU 2016-01 – Accounting for Financial Instruments – Classification and Measurement, which states in part that changes in fair value of equity investments must be recognized in net income. We have completed an evaluation of the quantitative and qualitative impact of this error in our historical financial statements and concluded that our historical financial statements are not materially misstated. We concluded that our historical financial statements are not materially misstated for several reasons, including the fact that the cumulative three-year error had a negative impact to historical net income in the amount of $61,000, an amount we deem immaterial, as well as the fact that the amounts did not contain a calculation error but rather amounts were presented on an incorrect line item within the financial statements. We also considered the fact that this error did not impact cash or operating income for any historical period, which we believe is important to our investors. Accordingly, the prior year financial statements have been revised to reflect the impact of ASU 2016-1. The revised classification and reported values of our unrealized gains (losses) on marketable equity investments as accounted for under ASU 2016-01 are included in the condensed consolidated financial statements herein. The impact to net income for the three months ended March 31, 2021, was an increase of $136,000 with a corresponding decrease in unrealized gain on marketable equity securities of $136,000, previously presented in other comprehensive income (loss). The revision resulted in an increase to both basic and diluted earnings per share for the three months ended March 31, 2021, of $0.04. The impact to net income for the nine months ended March 31, 2021, was an increase of $1.4 million with a corresponding decrease in unrealized gain on marketable equity securities of $1.4 million, previously presented in other comprehensive income (loss). The revision resulted in an increase to basic earnings per share of $0.37 and diluted earnings per share of $0.36 for the nine months ended March 31, 2021. As of June 30, 2021, the revision reclassified the remaining accumulated other comprehensive loss of $215,000 to retained earnings.

PRO-DEX INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4. NET SALES

The following table presents the disaggregation of net sales by revenue recognition model (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
Net Sales:
Over-time revenue recognition	$549	$55	$859	$185
Point-in-time revenue recognition	8,716	11,684	28,567	28,409
Total net sales	$9,265	$11,739	$29,426	$28,594

The timing of revenue recognition, billings, and cash collections results in billed accounts receivables, unbilled receivables (presented as deferred costs on our condensed consolidated balance sheets) and customer advances and deposits (presented as deferred revenue on our condensed consolidated balance sheets), where applicable. Amounts are generally billed as work progresses in accordance with agreed upon milestones. Our entire deferred revenue balance of $896,000 at March 31, 2022, is currently expected to be recognized in the next 12-month period.

NOTE 5. COMPOSITION OF CERTAIN FINANCIAL STATEMENT ITEMS

Inventory

Inventory is stated at the lower of cost (first-in, first-out) or net realizable value and consists of the following (in thousands):

	March 31, 2022	June 30, 2021
Raw materials /purchased components	$6,184	$3,967
Work in process	2,516	2,218
Sub-assemblies/finished components	2,655	1,738
Finished goods	511	514
Total inventory	$11,866	$8,437

Investments

Investments are stated at market value and consist of the following (in thousands):

	March 31, 2022	June 30, 2021
Marketable equity securities - short-term	$1,129	$1,295
Marketable equity securities - long-term	1,778	1,704
Total marketable equity securities	$2,907	$2,999

Investments at March 31, 2022 and June 30, 2021, had an aggregate cost basis of $3,538,000 and $3,204,000, respectively. The long-term investments include equity investments of thinly traded securities that we classified as long term in nature because if we decide to sell these securities we may not be able to sell our position within one year. At March 31, 2022, the investments included net unrealized losses of $632,000 (gross unrealized losses of $646,000 offset by gross unrealized gains of $14,000). At June 30, 2021, the investments included net unrealized losses of $215,000 (gross unrealized losses of $386,000 offset by gross unrealized gains of $171,000).

Of the total marketable equity securities at March 31, 2022 and June 30, 2021, $1,058,000 and $1,244,000, respectively, represent an investment in the common stock of Air T, Inc. Two of our Board members are also board members of Air T, Inc. and both either individually or through affiliates own an equity interest in Air T, Inc. Our Chairman, one of the two Board members aforementioned, also serves as the Chief Executive Officer and Chairman of Air T, Inc. Another of our Board members is employed by Air T as its Chief of Staff. The shares were purchased through 10b5-1 Plans that, in accordance with our internal policies regarding the approval of related-party transactions, were approved by our then three Board members that are not affiliated with Air T, Inc.

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

Land and building

Land and building consist of the following (in thousands):

	March 31, 2022	June 30, 2021
Land	$3,684	$3,684
Building	2,815	2,815
Total	6,499	6,499
Less: accumulated depreciation	(133)	(62)
Land and building	$6,366	$6,437

On November 6, 2020, we acquired the Franklin Property for a total purchase price of $6.5 million, of which we paid $1.3 million in cash and the balance of $5.2 we financed through Minnesota Bank & Trust (“MBT”) (See Note 11). We substantially completed the build-out of the property in the first quarter of this fiscal year. Currently, we are actively engaged in various verification and validation activities and we moved certain of our employees into the new building during the third quarter of this fiscal year. The building is being amortized on a straight-line basis over a period of 30 years.

Intangibles

Intangibles consist of the following (in thousands):

	March 31, 2022	June 30, 2021
Patent-related costs	$247	$260
Less accumulated amortization	(85)	(74)
	$162	$186

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

NOTE 6. WARRANTY

The warranty accrual is based on historical costs of warranty repairs and expected future identifiable warranty expenses and is included in accrued expenses in the accompanying balance sheets. As of March 31, 2022 and June 30, 2021, the warranty reserve amounted to $328,000 and $221,000, respectively. Warranty expenses are included in cost of sales in the accompanying income statements. Changes in estimates to previously established warranty accruals result from current period updates to assumptions regarding repair costs and warranty return rates and are included in current period warranty expense. Warranty expense relating to new product sales and changes to estimates for the three months ended March 31, 2022 and 2021, was $102,000 and $77,000, respectively, and for the nine months ended March 31, 2022 and 2021, was $170,000 and $330,000, respectively.

PRO-DEX INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Information regarding the accrual for warranty costs for the three and nine months ended March 31, 2022 and 2021, are as follows (in thousands):

	As of and for the Three Months Ended March 31,
	2022	2021
Beginning balance	$255	$347
Accruals during the period	52	57
Changes in estimates of prior period warranty accruals	50	20
Warranty amortization and utilization	(29)	(116)
Ending balance	$328	$308

	As of and for the Nine Months Ended March 31,
	2022	2021
Beginning balance	$221	$213
Accruals during the period	117	311
Changes in estimates of prior period warranty accruals	53	19
Warranty amortization and utilization	(63)	(235)
Ending balance	$328	$308

NOTE 7. NET INCOME PER SHARE

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

The following table presents reconciliations of the numerators and denominators of the basic and diluted earnings per share computations for net income. In the tables below, income amounts represent the numerator, and share amounts represent the denominator (in thousands, except per share amounts):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
Basic:
Net income	$462	$2,131	$2,450	$5,039
Weighted average shares outstanding	3,626	3,817	3,645	3,843
Basic income per share	$0.13	$0.56	$0.67	$1.31
Diluted:
Net income	$462	$2,131	$2,450	$5,039
Weighted average shares outstanding	3,626	3,817	3,645	3,843
Effect of dilutive securities	123	149	129	155
Weighted average shares used in calculation of diluted earnings per share	3,749	3,966	3,774	3,998
Diluted income per share	$0.12	$0.54	$0.65	$1.26

PRO-DEX INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

We recognize accrued interest and penalties related to unrecognized tax benefits when applicable. As of March 31, 2022, we recognized accrued interest of $70,000 related to unrecognized tax benefits. No interest or penalties were recognized as of June 30, 2021, since we had sufficient tax attributes available to fully offset any potential assessment of additional tax.

We are subject to U.S. federal income tax, as well as income tax of multiple state tax jurisdictions. We are currently open to audit under the statute of limitations by the Internal Revenue Service for the years ended June 30, 2018, and later. Our state income tax returns are open to audit under the statute of limitations for the years ended June 30, 2017, and later. We do not anticipate a significant change to the total amount of unrecognized tax benefits within the next 12 months.

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

In September 2016, our Board approved the establishment of the 2016 Equity Incentive Plan, which was approved by our shareholders at our 2016 Annual Meeting. The 2016 Equity Incentive Plan provides for the award of up to 1,500,000 shares of our common stock in the form of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted shares, restricted stock units, performance awards, and other stock-based awards. As of March 31, 2022, 200,000 performance awards and 372,000 non-qualified stock options have been granted under the 2016 Equity Incentive Plan.

Former Stock Option Plans

No options were granted under the Former Stock Option Plans during the three or nine months ended March 31, 2022 and 2021.

PRO-DEX INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

As of March 31, 2022, there was no unrecognized compensation cost under the Former Stock Option Plans, as all outstanding stock options are fully vested. As of March 31, 2022, the options outstanding under the Former Stock Option Plans had a weighted average remaining contractual life of 0.54 years and an intrinsic value of $96,000. The following is a summary of stock option activity for the nine months ended March 31, 2022 and 2021:

	Nine Months Ended March 31,
	2022		2021
	Number of Shares	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Exercise Price
Outstanding at July 1,	31,500	$1.81	54,000	$1.86
Options granted	—	—	—	—
Options exercised	(25,000)	1.80	(22,500)	1.94
Options forfeited	—	—	—	—
Outstanding at end of period	6,500	$1.82	31,500	$1.81
Stock Options Exercisable at March 31,	6,500	$1.82	31,500	$1.81

Performance Awards

In December 2017, the Compensation Committee of our Board of Directors granted 200,000 performance awards to our employees, which will generally be paid in shares of our common stock. Whether any performance awards vest, and the amount that does vest, is tied to the completion of service periods that range from 7 months to 9.5 years at inception and the achievement of our common stock trading at certain pre-determined prices. The weighted average fair value of the performance awards granted was $4.46, calculated using the weighted average fair market value for each award, using a Monte Carlo simulation. In February 2020, the Compensation Committee reallocated 48,000 previously forfeited awards, having the same remaining terms and conditions, to certain other employees. The weighted average fair value of the performance awards reallocated in 2020 was $16.90, calculated using the weighted average fair market value for each award, using a Monte Carlo simulation. In December 2021, the Compensation Committee reallocated an additional 17,500 previously forfeited awards, having the same remaining terms and conditions, to other employees. The weighted average fair value of the performance awards reallocated in 2021 was $20.34, calculated using the weighted average fair market value for each award, using a Monte Carlo simulation. During the three months ended March 31, 2022 and 2021, we recorded share-based compensation expense of $81,000 and $21,000, respectively, related to outstanding performance awards. During the nine months ended March 31, 2022 and 2021, we recorded share-based compensation expense of $123,000 and $63,000, respectively, related to outstanding performance awards. On March 31, 2022, there was approximately $393,000 of unrecognized compensation cost related to non-vested performance awards expected to be expensed over the weighted-average period of 2.22 years.

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

PRO-DEX INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Non-Qualified Stock Options

In December 2020, the Compensation Committee of our Board of Directors granted 310,000 non-qualified stock options to our directors and certain employees under the 2016 Equity Incentive Plan. Whether any stock options vest, and the amount that does vest, is tied to the completion of service periods that range from 18 months to 10.5 years from the date of grant and the achievement of our common stock trading at certain pre-determined prices. The weighted average fair value of the stock option awards granted was $16.72, calculated using a Monte Carlo simulation. In December 2021, the Compensation Committee reallocated 5,000 previously forfeited non-qualified stock options, having the same remaining terms and conditions, to another employee at a weighted average fair value of $6.69 calculated using a Monte Carlo simulation. During the three months ended March 31, 2022 and 2021, we recorded compensation expense of $271,000 and $358,000, respectively, related to these options. During the nine months ended March 31, 2022 and 2021, we recorded compensation expense of $799,000 and $376,000, respectively, related to these options. As of March 31, 2022, none of these non-qualified options have vested and there was approximately $3.4 million of unrecognized compensation cost related to these non-vested non-qualified stock options.

In February 2021, the Compensation Committee of our Board of Directors granted 62,000 stock options to our directors and certain employees under the 2016 Equity Incentive Plan. Whether any stock options vest, and the amount that does vest, is tied to the completion of service periods that range from 4 months to 1.3 years at inception and the achievement of our common stock trading at certain pre-determined prices. Of these stock options, 4,250 were forfeited and the remaining 57,750 vested on July 1, 2021, as our common stock met the pre-determined prices set forth in the underlying agreements. We recorded compensation expense of $59,000 for the three and nine months ended March 31, 2021, related to these options. The weighted fair value of the stock option awards granted was $3.16, calculated using a Monte Carlo simulation.

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

During the three months ended March 31, 2022 and 2021, we recorded ESPP share-based compensation expense in the amount of $5,000 and $6,000, respectively, and 1,446 and 1,192 shares were purchased, respectively, and allocated to employees based upon their contributions at prices of $21.11 and $27.12, respectively, per share. During the nine months ended March 31, 2022 and 2021, we recorded ESPP share-based compensation expense in the amount of $11,000 and $10,000, respectively. On a cumulative basis, since the inception of the ESPP, employees have purchased a total of 27,039 shares of our common stock.

PRO-DEX INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 10. MAJOR CUSTOMERS AND SUPPLIERS

Information with respect to customers that accounted for sales in excess of 10% of our total sales in either of the three-month and the nine-month periods ended March 31, 2022 and 2021, is as follows (in thousands, except percentages):

	Three Months Ended March 31,
	2022		2021
	Amount	Percent of Total	Amount	Percent of Total

Net sales	$9,265	100%	$11,739	100%

Customer concentration:
Customer 1	$5,007	54%	$5,238	45%
Customer 2	2,429	26%	4,514	38%
Total	$7,436	80%	$9,752	83%

	Nine Months Ended March 31,
	2022		2021
	Amount	Percent of Total	Amount	Percent of Total

Net sales	$29,426	100%	$28,594	100%

Customer concentration:
Customer 1	$18,721	64%	$16,217	57%
Customer 2	4,617	16%	7,906	28%
Total	$23,338	80%	$24,123	85%

Information with respect to accounts receivable from those customers who comprised more than 10% of our gross accounts receivable at either March 31, 2022 or June 30, 2021, is as follows (in thousands, except percentages):

	March 31, 2022		June 30, 2021
Total gross accounts receivable	$8,680	100%	$10,935	100%

Customer concentration:
Customer 1	$5,029	58%	$6,666	61%
Customer 2	2,761	32%	3,710	34%
Total	$7,790	90%	$10,376	95%

During the three and nine months ended March 31, 2022, we had three and four suppliers, respectively, accounting for 10% or more of total inventory purchases. During the three and nine months ended March 31, 2021, we had two suppliers that accounted for more than 10% of our total inventory purchases. Amounts owed to the significant suppliers who comprised more than 10% of total account payable at March 31, 2022 and June 30, 2021, is as follows (in thousands, except percentages).

	March 31, 2022		June 30, 2021
Total accounts payable	$3,533	100%	$2,288	100%

Supplier concentration:
Supplier 1	$464	13%	$225	10%
Supplier 2	631	18%	206	9%
Total	$1,095	31%	$431	19%

PRO-DEX INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 11. NOTES PAYABLE AND FINANCING TRANSACTIONS

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

The Property Loan bears interest at a fixed rate of 3.55% per annum, which is subject to a 3% increase upon an event of default. Accrued interest was paid on December 1, 2020, and both principal and interest in the amount of approximately $30,000 are due and payable on the first day of each subsequent month until the maturity date of November 1, 2030 (the “Maturity Date”), at which time a balloon payment in the amount of $3.1 million is due. Any prepayment of the Property Loan (other than monthly scheduled interest and principal payments), is subject to a prepayment fee equal to 4% of the principal amount prepaid for any prepayment made during the first or second year, 3% of the principal amount prepaid for any prepayment made during the third or fourth year, 2% of the principal amount prepaid for any prepayment made during the fifth or sixth year, and 1% of the principal amount prepaid for any prepayment made during the seventh or eighth year. The Property Loan Agreement, Property Note, Deed, and Rents Assignment each contain representations, warranties, covenants, and events of default that are customary for a loan of this type. The balance owed on the Property Loan at March 31, 2022, is $4,981,000.

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

The Term Loan A matures on November 1, 2027, and bears interest at a fixed rate of 3.84% per annum. Initial payments on the Term Loan A of interest only were due on December 1, 2020 through June 1, 2021. Commencing July 1, 2021, and continuing on the first day of each month thereafter until the maturity date, we are required to make payments of principal and interest on Term Loan A of approximately $97,000 plus any additional accrued and unpaid interest through the date of payment. The balance owed on Term Loan A as of March 31, 2022, is $6,026,000.

The Term Loan B matures on November 1, 2027, and bears interest at a fixed rate of 3.84% per annum. Initial payments on the Term Loan B of interest only were due on December 1, 2020 through June 1, 2021. Commencing July 1, 2021, and continuing on the first day of each month thereafter until the maturity date, we are required to make payments of principal and interest on Term Loan B of approximately $15,000, plus any additional accrued and unpaid interest through the date of payment. As of March 31, 2021, we had drawn fully against Term Note B and the balance outstanding on Term Note B was $897,000 on March 31, 2022.

PRO-DEX INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

NOTE 12. COMMON STOCK

Share Repurchase Program

In December 2019, our Board approved a new share repurchase program authorizing us to repurchase up to 1 million shares of our common stock, as the prior repurchase plan authorized by our Board in 2013 was nearing completion. In accordance with, and as part of, these share repurchase programs, our Board approved the adoption of several prearranged share repurchase plans intended to qualify for the safe harbor provided by Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (“10b5-1 Plan” or “Plan”). During the three and nine months ended March 31, 2022, we repurchased 24,766 and 52,718 shares, respectively, at an aggregate cost, inclusive of fees under the Plan, of $584,000 and $1,255,000, respectively. During the three and nine months ended March 31, 2021, we repurchased 161,291 shares at an aggregate cost, inclusive of fees under the Plan, of $4,039,000. On a cumulative basis, since implementation of the share repurchase program in 2013, we have repurchased a total of 1,088,214 shares under the share repurchase program at an aggregate cost of $15.3 million. All repurchases under the 10b5-1 Plans were administered through an independent broker.

At The Market Offering Agreement

In December 2020, our Board approved an ATM Agreement with Ascendiant Capital Markets, LLC (“Ascendiant”). The ATM Agreement allows us to sell shares of our common stock in transactions that are deemed to be “at-the-market” equity offerings as defined in Rule 415 under the Securities Act of 1933, as amended, including sales made by means of ordinary brokers’ transactions, including on Nasdaq. In connection with the ATM Agreement, we entered into a prearranged stock sales plan with Ascendiant, which is intended to qualify for the safe harbor under Rule 10b5-1 under the Exchange Act (“ATM 10b5-1 Plan”). No sales of common stock have been made under the ATM Agreement as of the date of this report, and the ATM 10b5-1 Plan was terminated on February 11, 2021, but future sales may occur at the direction of our Board in accordance with the terms of the ATM Agreement.

NOTE 13. LEASES

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

Our operating lease ROU asset and long-term liability are presented separately on our condensed consolidated balance sheet. The current portion of our operating lease liability as of March 31, 2022, in the amount of $370,000, is presented within accrued expenses on the condensed consolidated balance sheet.

PRO-DEX INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

As of March 31, 2022, the maturity of our lease liability is as follows:

Operating Lease
Fiscal Year:
2022	$123
2023	504
2024	519
2025	535
2026	551
Thereafter	710
Total lease payments	2,942
Less imputed interest:	(421)
Total	$2,521

As of March 31, 2022, our operating lease has a remaining lease term of five years and six months and an imputed interest rate of 5.53%. Cash paid for amounts included in the lease liability for the three and nine months ended March 31, 2022, was $123,000 and $366,000, respectively. Cash paid for amounts included in the lease liability for the three and nine months ended March 31, 2021, was $120,000 and $355,000, respectively.

NOTE 14. COMMITMENTS AND CONTINGENCIES

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

On October 12, 2021, we received a letter from an attorney representing a former employee, alleging, among other things, wrongful termination, failure to accommodate, and intentional infliction of emotional distress. The parties settled this matter upon the conclusion of a mediation hearing held on February 23, 2022.

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

COMPANY OVERVIEW

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of the results of operations and financial condition of Pro-Dex, Inc. (“Company,” “Pro-Dex,” “we,” “our,” or “us”) for the three-month and nine-month periods ended March 31, 2022 and 2021. This discussion should be read in conjunction with the condensed financial statements and the notes thereto included elsewhere in this report. This report contains certain forward-looking statements and information. The cautionary statements included herein should be read as being applicable to all related forward-looking statements wherever they may appear. Our actual future results could differ materially from those discussed herein.

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used or changes in the accounting estimate that are reasonably likely to occur could materially change the financial statements. Management believes that there have been no significant changes during the three and nine months ended March 31, 2022 to the items that we disclosed as our critical accounting policies in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended June 30, 2021.

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

Simultaneously, we are working to build top-line sales through active proposals of new medical device products with new and existing customers. Our patented adaptive torque-limiting software has been very well received in the CMF and thoracic markets. Additionally, we have other significant engineering projects under way described more fully below under “Results of Operations.”

In November 2020, we purchased an approximate 25,000 square foot industrial building in Tustin, California (the “Franklin Property”). This building is located approximately four miles from our Irvine, California headquarters and was acquired to provide us additional capacity for our expected continued future growth, including anticipated expanded capacity for the manufacture of batteries and new products. We substantially completed the build-out of the property in the first quarter of this fiscal year. Currently, we are actively engaged in various verification and validation activities and we moved certain employees into the new building during the third quarter of this fiscal year.

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

COVID-19 Pandemic

We have adjusted certain policies and procedures based on applicable national, state, and local emergency orders and safety guidance that may be issued from time to time, in order to effectively manage our business during the COVID-19 pandemic, including:

•	Non-essential employees that are able to work remotely are doing so;
•	Increased frequency of disinfectant cleanings, especially for high-touch surfaces;
•	Curtailed business travel;
•	Multiple, staggered work shifts have been implemented in order to achieve effective social distancing;
•	Provided training, education and appropriate personal protective equipment; and
•	Company-wide COVID-19 testing on a periodic basis.

While we have yet to see any significant decline in our customer orders, we have received and accepted some customer requests to delay the shipment of their existing orders. We provide our largest customer with a device used primarily in elective surgeries and although this customer has not requested a reduction or delay to their planned shipments, if this pandemic continues to adversely impact the United States and other markets where our products are sold, coupled with any recommended deferrals of elective procedures by governments and other authorities, we would expect to see a decline in demand from certain of our customers, including our principal customer.

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

While the COVID-19 pandemic has not materially adversely affected our financial results and business during calendar 2021, we began to see some challenges in our supply chain in the form of delayed shipments, longer lead times, and surcharges, much of which our suppliers indicate has been caused by the COVID-19 pandemic. As previously disclosed, during early calendar 2022, we saw these conditions persist and worsen such that we expected them to negatively impact our financial performance in the third quarter and possibly the fourth quarter of fiscal 2022, reflected as a reduction in net sales. While we did see a decline in our third quarter sales compared to sales during our fiscal first and second quarter, we were able to largely mitigate our biggest concerns by sourcing replacement chips through alternative suppliers, albeit at much higher prices, for many of our printed circuit board assemblies. We continue to implement plans and processes to mitigate these challenges that many manufacturers similarly face. Our long-term prospects remain positive, and we believe these challenges will negatively impact us only in the short-term.

Description of Business Operations

Revenue

The majority of our revenue is derived from designing, developing and manufacturing surgical devices for the medical device industry. The proportion of total sales by type is as follows (in thousands, except percentages):

	Three Months Ended March 31,				Nine Months Ended March 31,
	2022		2021		2022		2021
		% of Revenue		% of Revenue		% of Revenue		% of Revenue
Net Sales:
Medical device products	$6,527	70%	$10,645	91%	$23,199	79%	$23,757	83%
Industrial and scientific	321	4%	208	2%	775	3%	593	2%
Dental and component	203	2%	24	—	348	1%	98	1%
NRE & Proto-type	549	6%	55	—	859	3%	185	—
Repairs and other	1,665	18%	807	7%	4,245	14%	3,961	14%
	$9,265	100%	$11,739	100%	$29,426	100%	$28,594	100%

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

	Three Months Ended March 31,				Nine Months Ended March 31,
	2022		2021		2022		2021
		% of Total		% of Total		% of Total		% of Total
Medical device sales:
Orthopedic	$3,233	50%	$4,534	43%	$14,270	62%	$12,664	53%
CMF	2,093	32%	2,066	19%	7,084	30%	4,661	20%
Thoracic	1,201	18%	4,045	38%	1,845	8%	6,432	27%
Total	$6,527	100%	$10,645	100%	$23,199	100%	$23,757	100%

Sales of our medical device products decreased $4.1 million, or 39%, and $558,000, or 2%, respectively, for the three and nine months ended March 31, 2022, respectively, compared to the corresponding periods of the prior fiscal year. Our medical device revenue to our largest customer, included in orthopedic sales above, decreased $1.5 million and increased $1.2 million, respectively, for the three and nine months ended March 31, 2022 compared to the corresponding periods of the prior fiscal year. In the third quarter of this fiscal year there was a delay in shipping due to the release of our largest customer’s next generation device, which disruption we do not expect to recur. Additionally, recurring revenue from distributors of CMF drivers increased $27,000 and $2.4 million, respectively, for the three and nine months ended March 31, 2022, compared to the corresponding periods of the prior fiscal year in part due to the launch of a new driver to our existing largest customer during the third quarter of the prior fiscal year. Our thoracic sales revenue decreased $2.8 million and $4.6 million, respectively, for the three and nine months ended March 31, 2022, respectively, compared to the corresponding periods of the prior fiscal year, due primarily as a result of our customer filling the near-term requirements of its distribution network.

Sales of our compact pneumatic air motors, reported as industrial and scientific sales above, increased $113,000, or 54%, and $182,000, or 31%, respectively, for the three and nine months ended March 31, 2022, compared to the corresponding periods of the prior fiscal year. The revenue increase relates to a continued interest in these legacy products but is not due to any substantive marketing efforts.

Sales of our dental products and components increased $179,000, or 746%, and $250,000, or 255%, respectively, for the three and nine months ended March 31, 2022, compared to the corresponding periods of the prior fiscal year. The increase was primarily related to sales to our largest customer of component inventory used in their legacy design which we do not expect to recur. We expect future declines in this area as we are no longer manufacturing dental products, but rather are simply selling remaining component inventory. As previously discussed, in January 2018, we sent notification to our dental product customers that we were discontinuing the manufacture of these products. The cessation of our dental line of products did not have a material impact on our financial position or results of operations and reflected a conscious decision to increase capacity for our medical device products.

Repair revenue increased $858,000, or 106%, and $284,000, or 7%, for the three and nine months ended March 31, 2022, respectively, compared to the corresponding periods of the prior fiscal year due to increased repairs of the orthopedic handpiece we sell to our largest customer.

At March 31, 2022, we had a backlog of approximately $21.2 million, of which $7.9 million is scheduled to be delivered in the fourth quarter of fiscal 2022 and the balance is scheduled to be delivered next fiscal year. Our backlog represents firm purchase orders received and acknowledged from our customers and does not include all revenue expected to be generated from existing customer contracts. We may experience variability in our new order bookings due to various reasons, including, but not limited to, the timing of major new product launches and customer planned inventory builds. However, we do not typically experience seasonal fluctuations in our shipments and revenues.

Cost of Sales and Gross Margin
(in thousands except percentages)

	Three Months Ended March 31,				Nine Months Ended March 31,
	2022		2021		2022		2021
		% of Total		% of Total		% of Total		% of Total
Cost of sales:
Product cost	$5,465	85%	$7,000	95%	$18,436	94%	$17,120	94%
Under(over)-absorption of manufacturing costs	528	8%	118	2%	631	3%	470	3%
Inventory and warranty charges	414	7%	236	3%	670	3%	548	3%
Total cost of sales	$6,407	100%	$7,354	100%	$19,737	100%	$18,138	100%

	Three Months Ended March 31,		Nine Months Ended March 31,		Year over Year ppt Change
	2022	2021	2022	2021	Three Months	Nine Months

Gross margin	31%	37%	33%	37%	(6)	(4)

Cost of sales for the three months ended March 31, 2022, decreased $947,000, or 13%, compared to the corresponding period of the prior fiscal year. The decrease in total costs of sales was caused by the 21% decrease in revenue for the same period. Under-absorption of manufacturing costs increased by $410,000 for the three months ended March 31, 2022, compared to the corresponding period of the prior fiscal year due in part to our inability absorb our fixed costs, which were not reduced in the third quarter, in anticipation of future revenue growth. Costs relating to inventory and warranty charges increased $178,000 for the third quarter ended March 31, 2022 compared to the third quarter of the prior fiscal year, largely due to sourcing components for our printed circuit board assemblies at prices higher than usual. As previously disclosed, our supply chain has incurred many disruptions that suppliers indicate have been caused by the COVID-19 pandemic.

Gross profit decreased by approximately $1.5 million, or 35%, for the three months ended March 31, 2022, compared to the corresponding period of the prior fiscal year, consistent with the overall decrease in revenue. Gross margin as a percentage of sales decreased by approximately 6 percentage points compared to the corresponding period of the prior fiscal year due primarily to reduced sales, increased under-absorption of manufacturing costs as a result of decreased sales and the increases in inventory and warranty charges, which relates mostly to component inventory write-downs to net realizable value as many of these component price increases cannot be passed on to our customers, many of whom have price protections in place under long-term contracts.

Cost of sales for the nine months ended March 31, 2022 increased by $1.6 million, or 9%, compared to the corresponding period of the prior fiscal year, consistent with the increased revenue of 3% for the same period, the reasons for which are discussed above. Additionally, total cost of sales reflects a $161,000 increase in under-absorbed manufacturing costs due to actual production hours being less than planned. Inventory and warranty charges increased by approximately $122,000, or 22%, for the nine months ended March 31, 2022, compared to the corresponding period of the prior fiscal year, due to component inventory write-downs to net realizable value.

Gross profit decreased by $767,000, or 7%, for the nine months ended March 31, 2022, compared to the corresponding period of the prior fiscal year, primarily as a result of the increase in cost of sales described above. Gross margin for the nine months ended March 31, 2022, decreased by 4 percentage points compared to the corresponding period of the prior fiscal year.

Operating Expenses

Operating Costs and Expenses
(in thousands except % change)

	Three Months Ended March 31,				Nine Months Ended March 31,				Year over Year % Change
	2022		2021		2022		2021		Three Months	Nine Months
		% of Net Sales		% of Net Sales		% of Net Sales		% of Net Sales
Operating expenses:
Selling expenses	$20	—	$136	1%	$79	—	$415	2%	(85%)	(81%)
General and administrative expenses	1,145	12%	1,280	11%	3,402	12%	2,922	10%	(11%)	16%
Research and development costs	658	7%	1,104	10%	2,254	8%	3,184	11%	(40%)	(29%)
	$1,823	20%	$2,520	22%	$5,735	20%	$6,521	23%	(28%)	(12%)

Selling expenses consist of salaries and other personnel-related expenses for our business development department, as well as advertising and marketing expenses, and travel and related costs incurred in generating and maintaining our customer relationships. Selling expenses for the three and nine months ended March 31, 2022, decreased $116,000, or 85%, and $336,000, or 81%, respectively, compared to the corresponding periods of fiscal 2021. The decrease is primarily due to decreased personnel and related expenses due to combining our Director of Business Development position with our Director of Engineering position in the first quarter of fiscal 2022.

General and administrative expenses (“G&A”) consist of salaries and other personnel-related expenses of our accounting, finance and human resource personnel, as well as costs for outsourced information technology services, professional fees, directors’ fees, and other costs and expenses attributable to being a public company. G&A decreased $135,000 and increased $480,000, respectively, during the three and nine months ended March 31, 2022, when compared to the corresponding periods of the prior fiscal year. The decrease in general and administrative expenses for the three months ended March 31, 2022, compared to the corresponding period of fiscal 2021 relates primarily to reduced non-cash compensation expense because 62,000 stock options granted in February 2021 vested in June 2021 and therefore compensation expense for those awards ceased in fiscal 2021. The increase in general and administrative expenses for the nine months ended March 31, 2022, compared to the corresponding period of fiscal 2021 relate primarily to higher non-cash stock-based compensation expense related to the remaining awards granted in the prior and current fiscal year.

Research and development costs generally consist of salaries, employer-paid benefits, and other personnel- related costs of our engineering and support personnel, as well as allocated facility and information technology costs, professional and consulting fees, patent-related fees, lab costs, materials, and travel and related costs incurred in the development and support of our products. Research and development costs for the three and nine months ended March 31, 2022, decreased $446,000 and $930,000, respectively, compared to the corresponding periods of the prior fiscal year. These decreases are primarily due to increased spending on billable development projects. When our engineers are engaged in a billable project as opposed to an internal project, costs get shifted to cost of sales instead of research and development.

Although the majority of our research and development costs relate to sustaining activities related to products we currently manufacture and sell, we have created a product roadmap to develop future products. Many of our product development efforts are undertaken only upon completion of an analysis of the size of the market, our ability to differentiate our product from our competitors’, as well as an analysis of our specific sales prospects with new and/or existing customers. The research and development costs represent between 36% and 49% of total operating expenses for all periods presented and are expected to increase in the future as we continue to invest in the business. The amount spent on projects under development is summarized below (in thousands):

	Three and Nine Months Ended March 31, 2022		Three and Nine Months Ended March 31, 2021		Market Launch (1)	Est Annual Revenue (2)
Total Research & Development costs:	$658	$2,254	$1,104	$3,184

Products in development:
ENT Shaver	15	278	192	450	Q4 2022	$1,000
Vital Ventilator	7	115	26	91	Q1 2023	$1,500
CMF Driver	—	—	263	731	(3)	$1,000
Sustaining & Other	636	1,861	623	1,912
Total	$658	$2,254	$1,104	$3,184

(1)	Represents the calendar quarter of expected market launch.
(2)	The products in development include risks that they could be abandoned in the future prior to completion, they could fail to become commercialized, or the actual annual revenue realized may be less than the amount estimated.
(3)	The CMF Driver was completed in the third quarter of fiscal 2021 and began shipping to our existing largest customer under a distribution agreement we executed in the first quarter of fiscal 2021.

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

Interest & Other Income

Interest income for the three and nine months ended March 31, 2022 and 2021, includes interest and dividends from our money market accounts and investment portfolio.

Interest Expense

Interest expense consists primarily of interest expense related to the notes payable described more fully in Note 11 to the condensed consolidated financial statements contained elsewhere in this report.

Unrealized gain (loss) on marketable equity investments

The unrealized gain (loss) on marketable equity investments relates to our investment portfolio more fully described in Note 5 to the condensed consolidated financial statements contained elsewhere in this report.

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

Income Tax Expense

The effective tax rate for the three and nine months ended March 31, 2022, is slightly less than our combined expected federal and applicable state corporate income tax rates due to federal and state research credits. The effective tax rate for the three and nine months ended March 31, 2021, is less than our combined expected federal and applicable state corporate income tax rates due to federal and state research credits, as well as a tax benefit recognized as a result of common stock awarded to employees under previously granted performance awards in the first quarter of fiscal 2021 as described more fully in Note 9 to the condensed consolidated financial statements contained elsewhere in this report, as well as unrealized gains on our marketable equity investments.

Liquidity and Capital Resources

Cash and cash equivalents at March 31, 2022, increased $1.0 million to $4.8 million as compared to $3.7 million at June 30, 2021. The following table includes a summary of our condensed statements of cash flows contained elsewhere in this report.

	As of and For the Nine Months Ended March 31,
	2022	2021
	(in thousands)
Cash provided by (used in):
Operating activities	$4,432	$(2,803)
Investing activities	$(1,636)	$(4,375)
Financing activities	$(1,756)	$4,631

Cash and Working Capital:
Cash and cash equivalents	$4,761	$3,874
Working capital	$20,376	$20,091

Operating Activities

Net cash provided by operating activities was $4.4 million for the nine months ended March 31, 2022, primarily due to net income of $2.4 million and non-cash depreciation and amortization of $546,000, share-based compensation of $932,000 and unrealized losses on marketable securities in the amount of $427,000 as well as an increase in accounts payable and accrued expenses of $673,000, deferred revenue of $746,000 and a decrease in accounts receivable in the amount of $2.3 million. Offsetting these sources of cash, our inventory increased by $3.4 million primarily due to replenishment of sub-assemblies and long-lead time parts.

Net cash used in operating activities was $2.8 million for the nine months ended March 31, 2021, primarily due to net income of $5.0 million and non-cash depreciation and amortization of $502,000 and share-based compensation of $508,000 offset by an unrealized gain on marketable securities in the amount of $1.4 million and an increase in accounts receivable in the amount of $6.8 million due to our largest customer changing their payment terms from net 30 to net 90 in conjunction with a contract extension. Additionally, our net income included $795,000 of realized gains from the sales of stock in our marketable securities portfolio.

Investing Activities

Net cash used in investing activities for the nine months ended March 31, 2022, was $1.6 million and related to purchases of equipment and improvements primarily for the Franklin Property in the amount of $1.3 million and investments in marketable equity securities of publicly traded companies in the amount of $334,000.

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

Financing Activities

Net cash used in financing activities for the nine months ended March 31, 2022, totaled $1.8 million and related primarily to the $1.3 million repurchase of 52,718 shares of our common stock pursuant to our share repurchase program as well as $561,000 of principal payments on our term loan from Minnesota Bank and Trust (“MBT”) more fully described in Note 11 to the condensed consolidated financial statements contained elsewhere in this report.

Net cash provided by financing activities for the nine months ended March 31, 2021, totaled $4.6 million and included $9.1 million in various loans from MBT more fully described in Note 11 to the condensed consolidated financial statements contained elsewhere in this report, offset by $4.0 million related to the repurchase of 161,291 shares of our common stock pursuant to our share repurchase program, $307,000 of principal payments on our loans with MBT, as well as payment of $259,000 of employee payroll taxes related to the award of 40,000 shares of common stock to employees under previously granted performance awards.

Financing Facilities & Liquidity Requirements for the next twelve months

As of March 31, 2022, our working capital was $20.4 million. We currently believe that our existing cash and cash equivalent balances together with our accounts receivable balances will provide us sufficient funds to satisfy our cash requirements as our business is currently conducted for at least the next 12 months. In addition to our cash and cash equivalent balances, we expect to derive a portion of our liquidity from our cash flows from operations. We may also liquidate some or all of our investment portfolio or borrow against our $2.0 million Revolving Loan with MBT (see Note 11 to condensed consolidated financial statements contained elsewhere in this report).

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

Investment Strategy

We invest surplus cash from time to time through our Investment Committee, which is comprised of one management director, Mr. Van Kirk, and two non-management directors, Mr. Cabillot and Mr. Swenson, who chairs the committee. Both Mr. Cabillot and Mr. Swenson are active investors with extensive portfolio management expertise. We leverage the experience of these committee members to make investment decisions for the investment of our surplus operating capital or borrowed funds. Additionally, many of our securities holdings include stocks of public companies that either Messrs. Swenson or Cabillot or both may own from time to time either individually or through the investment funds that they manage, or other companies whose boards they sit on. The Investment Committee approved each of the investments comprising the $2.9 million of marketable public equity securities held at March 31, 2022.

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

In accordance with SEC rules, an evaluation was performed under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer of the effectiveness, as of March 31, 2022, of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). “Internal control over financial reporting” includes those policies and procedures that:

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

Based on that evaluation as of March 31, 2022, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective.

 Internal Control Over Financial Reporting

During the three months ended March 31, 2022, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 1A. RISK FACTORS

Our business, future financial condition and results of operations are subject to a number of factors, risks and uncertainties, which are disclosed in Item 1A, entitled “Risk Factors” in Part I of our Annual Report on Form 10-K for our fiscal year ended June 30, 2021, as well as any amendments thereto or additions and changes thereto contained in this quarterly report on Form 10-Q for the quarter ended March 31, 2022. Additional information regarding some of those risks and uncertainties is contained in the notes to the condensed consolidated financial statements included elsewhere in this report and in Item 2, entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I of this report. The risks and uncertainties disclosed in our Form 10-K, our quarterly reports on Form 10-Q and other reports filed with the SEC are not necessarily all of the risks and uncertainties that may affect our business, financial condition and results of operations in the future.

There have been no material changes to the risk factors as disclosed in our annual report on Form 10-K for the fiscal year ended June 30, 2021, except as provided in any amendments thereto.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchases by us of our common stock during the quarter ended March 31, 2022, were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2022 to January 31, 2022	12,132	$24.77	12,132	750,519
February 1, 2022 to February 28, 2022	12,634	$22.45	12,634	737,885
March 1, 2022 to March 31, 2022	–	–	–	737,885

All repurchases were made pursuant to our previously announced repurchase programs.

ITEM 6. EXHIBITS

Exhibit	Description
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRO-DEX, INC.

Date: May 5, 2022	By:	/s/ Richard L. Van Kirk
Richard L. Van Kirk
Chief Executive Officer (principal executive officer)

Date: May 5, 2022	By:	/s/ Alisha K. Charlton
Alisha K. Charlton
Chief Financial Officer (principal financial officer and principal accounting officer)

EXHIBIT INDEX

Exhibit	Description
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)