Form 10-K
period 2022-06-30
PRO DEX INC
filed 2022-09-08
CIK 788920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2022

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

As of December 31, 2021, the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing sales price on the Nasdaq Capital Market was approximately $50.1 million. For the purpose of this calculation shares owned by officers, directors, and 10% shareholders known to the registrant have been deemed to be owned by affiliates. This calculation does not reflect a determination that persons are affiliates for any other purposes.

As of September 6, 2022, 3,619,189 shares of the registrant’s no par value common stock were outstanding.

Documents incorporated by reference:

Part III of this report incorporates by reference certain information from the registrant’s definitive proxy statement (the “Proxy Statement”) for its 2022 Annual Meeting of Shareholders. The Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

PRO-DEX, INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED JUNE 30, 2022

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

Numerous factors could cause the Company’s actual results and events to differ materially from those expressed or implied by forward-looking statements, including, without limitation: loss of a significant customer, entry of new and stronger competitors, capital availability, unexpected costs, compliance with contractual obligations, the impact of the COVID-19 pandemic, failure to capitalize upon access to new customers, marketplace delisting, the ramifications of industry consolidation of medical products manufacturers, dealers and distributors, managed health care, failure to mitigate supply chain issues, market acceptance and support of new products, cancellation of existing contracts, customer “in house” production of products previously designed by and/or acquired from the Company, invalidity or unenforceability of the Company’s patents and other intellectual property, maintaining favorable supplier relationships, the Company’s ability to engage qualified human resources as needed, regulatory compliance, general economic conditions, and other factors described under Item 1A (Risk Factors) of this report. This list of factors is illustrative, but by no means exhaustive. All forward-looking statements should be evaluated with the understanding of their inherent uncertainty.

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

Our patented adaptive torque-limiting software has been very well received in the CMF and thoracic markets and we have continued investment in this area with research and development focused on applying this technology to other surgical applications.

In November 2020, we purchased an approximate 25,000 square foot industrial building in Tustin, California (the “Franklin Property”). This building is located approximately four miles from our Irvine, California headquarters and was acquired to provide us additional capacity for our expected continued future growth. We substantially completed the build-out of the property during fiscal 2022 and we are actively engaged in various verification and validation activities. We anticipate that upon completion of these validation activities, which includes the validation of a new clean room, we will expand our capacity for the manufacture of batteries and new products. We expect that we will begin operations in the new facility during the third quarter of next fiscal year.

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

Description of Business

The majority of our revenue is derived from designing, developing and manufacturing surgical devices for the medical device industry. The proportion of total sales by type is as follows (in thousands, except percentages):

	Years Ended June 30,
	2022		2021
	(In thousands)
		% of Revenue		% of Revenue
Medical devices	$34,004	81%	$32,149	85%
Industrial and scientific	919	2%	854	2%
NRE & Prototypes	1,014	2%	324	1%
Dental and component	465	1%	161	—
Repairs	6,610	16%	4,956	13%
Discounts & Other	(971)	(2%)	(415)	(1%)
Total Sales	$42,041	100%	$38,029	100%

Our medical device products utilize proprietary designs developed by us primarily under exclusive development and supply agreements and are manufactured in our Irvine, California facility, as are our rotary air motors. Our medical device products are sold primarily to original equipment manufacturers and our air motors are sold primarily to a wide range of distributors and end users.

In fiscal 2022, our top three customers accounted for 88% of our sales compared to 91% in fiscal 2021. In fiscal 2022, we had one customer, included in both medical device and repairs revenue above, that accounted for 66% of sales with our next largest customer accounting for 14% of sales. This compares to fiscal 2021, when these same two customers accounted for 58% and 27%, respectively, of our total sales. In many cases, including our largest customers, disclosure of customer names is prohibited by confidentiality agreements with such entities. We have no plans to discontinue the sales relationships with our existing significant customers.

Our business today is almost entirely driven by sales of our medical devices. Many of our significant customers place purchase orders for specific products that were developed under various development and/or supply agreements. Our customers may request that we design and manufacture a custom surgical device or they may hire us as a contract manufacturer to manufacture a product of their own design. In either case, we have extensive experience with autoclavable, battery-powered and electric, multi-function surgical drivers and shavers. We continue to focus a significant percentage of our time and resources on providing outstanding products and service to our valued principal customers. During the first quarter of fiscal 2021, our largest customer executed an amendment to our existing supply agreement such that we will continue to supply their surgical handpieces to them through calendar 2025 and, during the fourth quarter of fiscal 2021, they executed a product development agreement and related statement of work for our assistance with the next generation of this handpiece. Additionally, we continue to invest in property and equipment as well as personnel to expand our capacity to achieve higher sales volumes.

To that end, we purchased the Franklin Property in November 2020. This building is located approximately four miles from our Irvine, California headquarters and was acquired to provide us additional capacity for our expected continued future growth. We substantially completed the build-out of the property during fiscal 2022 and we are actively engaged in various verification and validation activities. We anticipate that upon completion of these validation activities, which includes the validation of a new clean room, we will expand our capacity for the manufacture of batteries and new products. We expect that we will begin operations in the new facility during the third quarter of next fiscal year.

Simultaneously, we are working to build top-line sales through active proposals of new medical device products with new and existing customers. Our patented adaptive torque-limiting software has been very well received in the CMF and thoracic markets. Additionally, we have other significant engineering projects under way described more fully below under “Results of Operations.”

The majority of the raw materials and components used to manufacture our products are purchased and are available from several sources, including through our own in-house machining capabilities. Portescap, Fischer Connectors, and Tadiran Batteries are examples of key suppliers. We have no exclusive arrangements with any of our suppliers, but in several instances only one supplier is used for certain high-value components. In most of such instances, secondary suppliers have been identified, although it is likely that any transition to a new or different supplier would result in a delay in the supply chain. We consider our relationships with our suppliers and manufacturers to be good, however, during fiscal 2022 many of our suppliers have increased lead times, experienced delays in shipments and raised prices or temporarily added surcharges. We do not intend to terminate any such relationship at this time, nor does management have knowledge that any supplier or manufacturer intends to terminate its relationship with us.

Our commitment to product design, manufacturing, and quality systems are supported by our compliance with several regulatory agency requirements and standards. We hold a U.S. Food and Drug Administration (“FDA”) Establishment Registration and a State of California Device Manufacturing License (Department of Public Health Food and Drug Branch) with respect to our Irvine, California facility. In addition, our Irvine, California facility produces products that are certified to Medical Device Directive 93/42/EEC – Annex II, including Conformity Assessment through full Quality Management System (“QMS”) excluding Section 4, which indicates that Pro-Dex QMS meets requirements.

At June 30, 2022, we had a backlog of $16.5 million compared with a backlog of $9.7 million at June 30, 2021. Our backlog represents firm purchase orders received and acknowledged from our customers and does not include all revenue expected to be generated from existing customer contracts. Our entire backlog at June 30, 2022, as well as certain purchase orders received subsequent to June 30, 2022, are expected to be delivered during fiscal 2023. We have experienced, and may continue to experience, variability in our new order bookings due to, among other reasons, the launch of new products, the timing of customer orders based on end-user demand, and customer inventory levels. We do not typically experience seasonal fluctuations in our shipments and revenues.

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

Research and Development

We conduct research and development activities to both maintain and improve our market position. Our research and development efforts involve the design and manufacture of products that perform specific applications for our existing and prospective customers. Our research and development activities are focused on:

●	expanding our knowledge base in the medical device industry to solidify our products with current customers and expand our customer base;
●	advancing applicable technologies;
●	introducing new products; and
●	enhancing our existing product lines.

In certain instances, we may share research and development costs with our customers by billing for non-recurring engineering services often provided for under development portions of certain contracts. Revenue recognized for non-recurring engineering services represented 2% of our revenue in fiscal 2022 and 1% of our revenue in fiscal 2021.

During the fiscal years ended June 30, 2022 and 2021, we incurred research and development expenses amounting to $3.0 million and $4.4 million, respectively, which costs exclude labor and related expenses of approximately $739,000 and $121,000 in fiscal 2022 and 2021, respectively, that were reimbursed by our customers through billings for non-recurring engineering services.

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

Our employee turnover for the fiscal years ended June 30, 2022 and 2021 was 14% and 16%, respectively. We consider the turnover rate a valuable metric to measure the effectiveness of our programs and to assist in developing new programs.

Employees

At June 30, 2022, we had 135 employees, one of whom is part-time, working at either our corporate office in Irvine, California or our Franklin office in Tustin, California and one employee working remotely out of state. At June 30, 2021, we had 118 employees, one of whom was part time, as well as three temporary employees all working at our corporate office in Irvine, California and one employee working remotely out of state. None of our employees are a party to any collective bargaining agreements with us. We consider our relationships with our employees to be good.

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

We have no reason to believe that our activities infringe upon the intellectual property of any third party. With respect to our own patents, we have no reason to believe that our patents are invalid, and we believe that at least some of our patents cover certain aspects of our products. Other than as described in Note 10 to the consolidated financial statements contained elsewhere in this report, we are unaware of any reason that would cause us to assert or defend a claim of patent infringement, and such assertion or defense could materially and adversely affect our business and results of operations due to the costs involved.

We have certain federally registered trademarks relating to our products, including Pro-Dex®, along with a number of other common law trademarks.

We have not entered into any franchising agreements. We have not granted, nor do we hold any third-party licenses having terms under which we earn revenue or incur expense in material amounts.

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

To date, COVID-19 has not had a material adverse impact on our business or results of operations, but due to the uncertainties surrounding this pandemic, it may adversely impact us in the future. We have and may continue to experience disruptions in our supply chain and critical suppliers may delay or be unable to deliver products we have ordered. Additionally, our customers could reduce planned orders, request cancelations of existing orders, and/or delay payment to us due to financial hardship they may experience as a result of this healthcare and resulting economic crisis. Therefore, it is impossible at this time to predict the ultimate short-term or long-term impact of the pandemic on our business, financial condition, and results of operations.

The ability of our employees to work may be significantly impacted by the COVID-19 crisis.

Our employees are being affected by the COVID-19 pandemic. Some of our office and management personnel were continuing to work remotely during some of fiscal 2022, but our employees engaged in manufacturing and assembly continued and are continuing to work at our corporate headquarters. The health of our workforce is of primary concern and we may need to enact further precautionary measures to help minimize the risk of our employees being exposed to the coronavirus. Further, our management team is focused on mitigating the adverse effects of the COVID-19 pandemic, which has required and will continue to require a large investment of time and resources across the entire Company, thereby diverting their attention from other priorities that existed prior to the outbreak of the pandemic. To date, several of our employees have had COVID-19, but all have made full recoveries and returned to work. If more of our employees test positive for COVID-19, or these conditions worsen, or last for an extended period of time, our ability to manage our business may be impaired, and operational risks, cybersecurity risks, and other risks facing us even prior to the pandemic may be elevated.

Risks Related to Our Business and the Industry in Which We Operate

A substantial portion of our revenue is derived from a few customers. If we were to lose a key customer, it would have a material adverse effect on our business, financial condition, and results of operations.

In fiscal 2022, our top three customers accounted for 88% of our sales, with our current largest customer accounting for 66% of our sales. This customer has made purchase commitments to us through a supply agreement to purchase surgical handpieces through calendar 2025. We provide this customer with a device used primarily in elective surgeries and although this customer has not requested a reduction or delay to their planned shipments, if the COVID-19 pandemic continues to adversely impact the United States and other markets where our products are sold, coupled with the recommended deferrals of elective procedures by governments and other authorities, we would expect to see a decline in demand from our principal customer. The loss of this customer or any of our significant customers would severely impact us, including having a material adverse effect on our business, financial condition, cash flows, revenue, and results of operations.

A substantial portion of our business is derived from our core business area that, if not serviced properly, may result in a material adverse impact upon our business, financial condition, and results of operations.

In fiscal 2022, we derived 97% of our revenue from sales of our medical device products and related services. We believe that a primary factor in the market acceptance of our products and services is the value they create for our customers. Our future financial performance will depend in large part on our ability to continue to meet the increasingly sophisticated needs of our customers through the timely development, and successful introduction and implementation of new and enhanced products and services, while at the same time continuing to provide the value our customers have come to expect from us. We have historically expended a significant percentage of our revenue on product development and believe that significant continued product development efforts will be required to sustain our growth. Continued investment in our sales and marketing efforts will also be required to support future growth.

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

We do not believe that our operations or products infringe on the intellectual property rights of others. However, there can be no assurance that others will not assert infringement or trade secret claims against us with respect to our current or future products. As an example, see Note 10 to the consolidated financial statements contained elsewhere in this report. Assertions or claims by others, whether or not valid, could cause us to incur significant legal costs defending our intellectual property rights and potentially require us to enter into a license agreement or royalty arrangement with the party asserting the claim or to cease our use of the infringing technology, any of which could have a material adverse effect on our business, financial condition and results of operations.

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

We invest a significant portion of our excess capital in marketable securities, including equity securities of publicly traded companies. At June 30, 2022, the fair value of these marketable securities was approximately $2.5 million. Approximately $1.8 million of our investments at June 30, 2022 include equity securities of companies that are thinly traded. As such, these investments are classified as long-term in nature, as we may not be able to liquidate the investments in a timely manner even if we wish to sell them. While we intend to hold our investments, until such time as we believe it is appropriate to sell them in accordance with our overall investment policy, we may have unexpected cash requirements that could necessitate the sale of some or all of these marketable securities for a loss.

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

As of August 12, 2022, two of our directors, Nicholas J. Swenson and Raymond E. Cabillot, directly or indirectly, controlled voting power over approximately 38% (28% and 10%, respectively) of the outstanding shares of our common stock. As a result of such voting control, these directors will have significant influence over all matters submitted to our shareholders for approval, including the election of our directors and other corporate actions, and may have interests that conflict with our interests and the interests of other shareholders.

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

We continually face the possibility of litigation as either a plaintiff or a defendant (See Note 10 to the consolidated financial statements contained elsewhere in this report). It is not reasonably possible to estimate the awards or damages, or the range of awards or damages, if any, that we might incur in connection with such litigation.

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

Changes in the global economic environment have caused, and may cause in the future, a general tightening in the credit markets, lower levels of liquidity, increases in rates of default and bankruptcy, high rates of inflation, and extreme volatility in credit, equity and fixed income markets. These macroeconomic developments could negatively affect our business, operating results or financial condition should they cause, for example, current or potential customers to become unable to fund purchases of our products, in turn resulting in delays, decreases or cancellations of purchases of our products and services, or causing the customer to not pay us or to delay paying us for previously purchased products and services. In addition, financial institution failures may cause us to incur increased expenses or make it more difficult either to obtain financing for our operations, investing activities (including the financing of any future acquisitions), or financing activities. Additional economic risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition, and results of operations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our executive offices and manufacturing facility are located at 2361 McGaw Avenue, Irvine, California 92614. We lease the 28,000 square foot facility from an unrelated third party at a current base monthly lease rate of approximately $41,000 with 3% annual escalations through the expiration of the lease in September 2027. The building is a one-story, stand-alone structure of concrete “tilt-up” construction, approximately 30 years old and in good condition.

We are currently preparing the Franklin Property, located at 14401 Franklin Avenue, Tustin, California 92780, for our move-in. We purchased this 25,000 square foot facility in November 2020 from an unrelated third party through a loan (See Note 8 of to the consolidated financial statements contained elsewhere in this report) and while we have moved some staff over there during fiscal 2022, we plan to move our assembly and repairs teams once our validations are completed, currently expected in the third quarter of fiscal 2023. The building is a one-story, stand-alone structure of concrete “tilt-up” construction, approximately 45 years old and in good condition.

We believe that our facilities are adequate for our current and expected future needs and are in full compliance with applicable state, EPA and other agency environmental standards.

ITEM 3.	LEGAL PROCEEDINGS

See Note 10 to the consolidated financial statements contained elsewhere in this report.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted under the symbol “PDEX” on the automated quotation system of the Nasdaq Capital Market (“NASDAQ”). The following table sets forth for the quarters indicated the high and low sales prices of our common stock as reported by NASDAQ. The quotations reflect inter-dealer prices, without retail markup, markdown, or commissions, and may not necessarily represent actual transactions. On September 6, 2022, the last sale price of our common stock as reported by NASDAQ was $19.68 per share.

	High	Low
Year ended June 30, 2022:
First Quarter	$31.51	$23.78
Second Quarter	25.90	20.44
Third Quarter	25.81	15.00
Fourth Quarter	16.51	13.16
Year ended June 30, 2021:
First Quarter	$31.42	$17.01
Second Quarter	42.60	26.96
Third Quarter	33.66	21.97
Fourth Quarter	35.80	25.76

Holders

As of September 6, 2022, there were 116 holders of record of our common stock. This number does not include beneficial owners including holders whose shares are held in nominee, or “street,” name.

Dividends

We have never paid a cash dividend with respect to our common stock. The current policy of our Board of Directors is to retain any future earnings to provide funds for the operation and expansion of our business. Any determinations to pay dividends in the future will be at the discretion of our Board of Directors.

Repurchases

During the fourth quarter of fiscal 2022 and 2021, we repurchased 22,532 and 54,880 shares of our common stock, respectively, at an aggregate cost of $350,000 and $1.5 million, respectively, through Board approved prearranged share repurchase plans intended to qualify for the safe harbor under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. Repurchases by us of our common stock by month during the quarter ended June 30, 2022, were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2022 to April 30, 2022	—	—	—	737,885
May 1, 2022 to May 31, 2022	16,251	$15.41	16,251	721,634
June 1, 2022 to June 30, 2022	6,281	$15.89	6,281	715,353

All repurchases were made pursuant to our previously announced repurchase programs.

ITEM 6.	RESERVED

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of our results of operations and financial condition for the fiscal years ended June 30, 2022 and 2021.

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

COVID-19 Pandemic

We have adjusted certain policies and procedures based on applicable national, state, and local emergency orders and safety guidance that may be issued from time to time, in order to effectively manage our business during the pandemic, including:

•	Non-essential employees that are able to work remotely did so during most of fiscal 2021 and some of fiscal 2022;
•	Increased frequency of disinfectant cleanings, especially for high-touch surfaces;
•	Curtailed business travel;
•	Multiple, staggered work shifts have been implemented in order to achieve effective social distancing;
•	Provided training, education and appropriate personal protective equipment;
•	Implemented quarterly, then monthly, company-wide COVID-19 testing through June 2021; and
•	Daily temperature screenings and personal affidavits of wellness.

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

While the COVID-19 pandemic did not materially adversely affect our financial results and business during calendar 2021, we began to see some challenges in our supply chain in the form of delayed shipments, longer lead times, and surcharges, much of which our suppliers indicate has been caused by the COVID-19 pandemic. As previously disclosed, during early calendar 2022, we saw these conditions persist and worsen such that we expected them to negatively impact our financial performance in the third quarter and possibly the fourth quarter of fiscal 2022, reflected as a reduction in net sales. However, we did not end up experiencing this anticipated decline in our sales because we were able to largely mitigate our biggest concerns by sourcing replacement chips through alternative suppliers, albeit at much higher prices, for many of our printed circuit board assemblies. In so doing, our cost of sales increased during the third and fourth quarter of fiscal 2022. We continue to implement plans and processes to mitigate these challenges that many manufacturers similarly face. Our long-term prospects remain positive, and we believe these challenges will negatively impact us only in the short-term.

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

Revenue Recognition

Under Accounting Standards Update (“ASU”) 2014-09, (Topic 606) “Revenue From Contracts with Customers,” we recognize revenue from the sales of products and services by applying the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied. We primarily sell finished products and recognize revenue at point of sale or delivery. However, we also perform services when we are engaged to design a product for a customer and there is more judgment involved in determining the amount and timing of revenue recognition under those types of contracts. In fiscal 2022, the revenue from non-recurring engineering (“NRE”) and prototype services represents approximately 2% of total revenue.

Returns of our product for credit are not material; accordingly, we do not establish a reserve for product returns at the time of sale.

Estimated Losses on Product Development Services

Cost and revenue estimates related to the product development service portions of development and supply contracts are reviewed and updated quarterly. An expected loss on development service contracts is recognized immediately in cost of sales. Losses recorded in fiscal 2022 and 2021 related to these services totaled $0 and $71,000, respectively.

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

Investments

Investments consist of marketable equity securities of publicly held companies. The investments were made to realize a reasonable return, although there is no assurance that positive returns will be realized. Investments are marked to market at each measurement date, with unrealized gains and losses presented in other income (expense) in our consolidated income statements. Some of our investments include the common stock of public companies that are thinly traded. Certain of these investments are classified as long-term in nature, as we may not be able to liquidate the investments in a timely manner even if we wish to sell them. Thinly traded investments were subject to a valuation analysis as of June 30, 2022 and 2021.

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

Income Taxes

We recognize deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of our assets and liabilities, along with net operating loss and tax credit carryovers. Deferred tax assets at June 30, 2022 and 2021 consisted primarily of basis differences related to unrealized gain/loss related to investments, stock-based compensation, fixed assets, accrued expenses and inventories. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

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

Results of Operations for the Fiscal Year Ended June 30, 2022 Compared to the Fiscal Year Ended June 30, 2021

The following tables set forth results from operations for the fiscal years ended June 30, 2022 and 2021:

	Years Ended June 30,
	2022		2021
	Dollars in thousands
		% of Net Sales		% of Net Sales
Net sales	$42,041	100%	$38,029	100%
Cost of sales	28,909	69%	24,454	64%
Gross profit	13,132	31%	13,575	36%
Selling expenses	91	—	590	2%
General and administrative expenses	4,903	12%	4,076	11%
Loss from disposal of equipment	35	—	—	—
Research and development costs	2,980	7%	4,384	11%
	8,009	19%	9,050	24%
Operating income	5,123	12%	4,525	12%
Other income (loss), net	(417)	(1%)	2,472	6%
Income before income taxes	4,706	11%	6,997	18%
Income tax expense	851	2%	1,176	3%
Net income	$3,855	9%	$5,821	15%

Net Sales

The majority of our revenue is derived from designing, developing, and manufacturing powered surgical instruments for medical device original equipment manufacturers. We also manufacture and sell rotary air motors to a wide range of industries. The proportion of total sales by product/service type is as follows:

	Years Ended June 30,				Increase (Decrease) From 2021 To
	2022		2021		2022
	Dollars in thousands
		% of Net Sales		% of Net Sales
Net sales:
Medical devices	$34,004	81%	$32,149	85%	6%
Industrial and scientific	919	2%	854	2%	8%
NRE & Prototype services	1,014	2%	324	1%	213%
Dental and component	465	1%	161	—	189%
Repairs	6,610	16%	4,956	13%	33%
Discounts & Other	(971)	(2%)	(415)	(1%)	134%
	$42,041	100%	$38,029	100%	11%

Net sales in fiscal 2022 increased by $4.0 million, or 11%, as compared to fiscal 2021, due primarily to an increase in medical device revenue of $1.9 million as well as a $1.7 million increase in repair revenue. Details of our medical device sales by type is as follows:

	Years Ended June 30,				Increase (Decrease) From 2021 To
	2022		2021		2022
	Dollars in thousands
		% of Total		% of Total
Medical device sales:
Orthopedic	$21,877	64%	$18,061	56%	21%
CMF	10,277	30%	6,212	19%	65%
Thoracic	1,850	6%	7,876	25%	(77%)
Total	$34,004	100%	$32,149	100%	6%

Sales of our medical device products increased $1.9 million, or 6% during, fiscal 2022 as compared to fiscal 2021. During fiscal 2022, orthopedic sales increased by $3.8 million to $21.9 million, up from $18.1 million in fiscal 2021, due primarily to increased sales to our largest customer. Additionally, recurring revenue from distributors of CMF drivers increased $4.1 million in fiscal 2022 compared to fiscal 2021 in part due to the launch of a new driver to our existing largest customer during the third quarter of fiscal 2021. Our fiscal 2022 thoracic sales revenue decreased $6.0 million compared to the prior fiscal year, due likely as a result of our customer filling the near-term requirements of its distribution network. Currently, the thoracic driver is only sold to one customer, although we are in discussions with other of our existing customers who have expressed an interest in this driver.

Sales of our industrial and scientific products, which consist primarily of our compact pneumatic air motors, increased $65,000, or 8%, for fiscal 2022 compared to fiscal 2021. The revenue increase relates to a continued interest in these legacy products, but is not due to any substantive marketing efforts.

Sales of our NRE & proto-type services increased $690,000 or 213% compared to fiscal 2021 and relates to billable engagement for multiple engineering projects.

Sales of our dental products and components in fiscal 2022 increased $304,000, or 189%, as compared to fiscal 2021. The increase in sales in fiscal 2022 related to component sales of excess inventory directly to our largest customer due to the release of their next generation device. We expect future declines in this area as we are no longer manufacturing dental products, but rather are simply selling remaining component inventory.

Our fiscal 2022 repair revenue has increased approximately $1.7 million, or 33%, over fiscal 2021 to $6.6 million, due to increased repairs of the orthopedic handpiece we sell to our largest customer. We expect repair revenue to continue to increase based upon expected refurbishments to upgrade the handpiece to the next generation, which was released in the third quarter of fiscal 2022. While we expect the volume of repairs to increase, we expect the gross margin to deteriorate, at least in the near term, as we are currently upgrading these handpieces at no additional cost while we continue to negotiate a new repair price with our largest customer in good-faith.

At June 30, 2022, we had a backlog of $16.5 million compared with a backlog of $9.7 million at June 30, 2021. Our backlog represents firm purchase orders received and acknowledged from our customers and does not include all revenue expected to be generated from existing customer contracts. Our entire backlog at June 30, 2022, as well as certain purchase orders received subsequent to June 30, 2022, are expected to be delivered during fiscal 2023. We have experienced, and may continue to experience, variability in our new order bookings due to, among other reasons, the launch of new products, the timing of customer orders based on end-user demand, and customer inventory levels. We do not typically experience seasonal fluctuations in our shipments and revenues.

Cost of Sales and Gross Margin

	Years Ended June 30,				Increase (Decrease) From 2021 To
	2022		2021		2022
	Dollars in thousands
		% of Net Sales		% of Net Sales
Cost of sales:
Product costs	$26,296	63%	$23,093	60%	14%
NRE and Prototype services costs	774	2%	395	1%	96%
Under (over)-absorption of manufacturing overhead	877	2%	370	1%	137%
Inventory and warranty charges	962	2%	596	2%	61%
Total cost of sales	$28,909	69%	$24,454	64%	18%

Cost of sales in fiscal 2022 increased $4.5 million, or 18%, from fiscal 2021, primarily due to the increase in product costs, consistent with the 11% increase in net sales, coupled with higher material and labor costs. During fiscal 2021, we incurred costs of $395,000 to generate $324,000 in revenue related to NRE and Prototype services, netting losses in the amount of $71,000 compared to netting profit of $240,000 in fiscal 2022. During fiscal 2022, we experienced $877,000 under-absorption of manufacturing costs compared to a $370,000 in fiscal 2021, due primarily to actual production hours being less than planned. Costs related to inventory and warranty charges increased $366,000 in fiscal 2022 compared to fiscal 2021, primarily due to sourcing components for our printed circuit board assemblies at prices higher than usual.

Operating Expenses

	Years Ended June 30,				Increase (Decrease) From 2021 To
	2022		2021		2022
	(Dollars in thousands)
		% of Net Sales		% of Net Sales
Operating expenses:
Selling expenses	$91	—	$590	2%	(85%)
General and administrative expenses	4,903	12%	4,076	11%	20%
Research and development costs	2,980	7%	4,384	11%	(32%)
	$7,974	19%	$9,050	24%	(12%)

Selling expenses consist of salaries and other personnel-related expenses related to our business development department, as well as trade show attendance, advertising and marketing expenses, and travel and related costs incurred in generating and maintaining customer relationships. Selling expenses decreased $499,000, or 85%, compared to fiscal 2021, primarily due to decreased personnel and related expenses due to combining our Director of Business Development position with our Director of Engineering position in the first quarter of fiscal 2022.

General and administrative expenses (“G&A”) consist of salaries and other personnel-related expenses for corporate, accounting, finance, and human resource personnel, as well as costs for outsourced information technology services, professional fees, directors’ fees, and costs associated with being a public company. The $827,000 increase in G&A expenses from fiscal 2021 to 2022 is due primarily to $374,000 in increased stock compensation expense related to awards granted in fiscal 2022 and 2021. We also incurred $261,000 in expenses in fiscal 2022 related to defending a patent infringement case brought against one of our customers. We incurred no similar expenses during the prior fiscal year. Finally, we incurred an increase in professional service fees in fiscal 2022 as compared to fiscal 2021 related to the costs associated with being a public company of approximately $142,000.

Research and development costs generally consist of salaries, employer-paid benefits, and other personnel- related costs of our engineering and support personnel, as well as allocated facility and information technology costs, professional and consulting fees, patent-related fees, lab costs, materials, and travel and related costs incurred in the development and support of our products. Research and development costs decreased $1.4 million from fiscal 2021 to 2022 due to decreased spending on internal product development projects. In fiscal 2022, our engineering department has been engaged in more billable customer projects and therefore costs get shifted to cost of sales instead of research and development.

Although the majority of our research and development costs relate to sustaining activities related to products we currently manufacture and sell, we have created a product roadmap to develop future products. Many of our product development efforts are undertaken only upon completion of an analysis of the size of the market, our ability to differentiate our product from our competitors’, as well as an analysis of our specific sales prospects with new and/or existing customers. Research and development costs represent between 37% and 48% of total operating expenses during fiscal 2021 and 2022 and are expected to increase in the future as we continue to invest in product development. The amount spent on projects under development is summarized below (in thousands):

	Years Ended June 30,		Expected Market Launch(1)	Estimated Annual Revenue(2)
	2022	2021
	Dollars in thousands
Total Research and Development costs:	$2,980	$4,384

Products in development:
ENT Shaver	282	829	Q4 2022	$1,000
CMF Driver	—	826	(3)	$1,000
Vital Ventilator	115	191	Q1 2023	$1,500
Sustaining & Other	2,583	2,538
Total	$2,980	$4,384

(1)	Represents the calendar quarter of expected market launch.
(2)	The products in development include risks that they could be abandoned in the future prior to completion, they could fail to become commercialized, or the actual annual revenue realized may be less than the amount estimated.
(3)	The CMF Driver was completed in the third quarter of fiscal 2021 and began shipping to our existing largest customer under a distribution agreement we executed in the first quarter of fiscal 2021. We generated revenue of $1.8 million related to this product in fiscal 2022.

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

Other Income (Expense)

Interest and Dividend Income

Our interest and dividend income earned in fiscal 2022 and 2021 includes income earned from our interest-bearing money market accounts and portfolio of equity investments.

Unrealized gain (loss) on marketable equity investments

The unrealized gain (loss) on marketable equity investments relates to our investment portfolio more fully described in Note 5 to the consolidated financial statements contained elsewhere in this report.

Gain on Sale of Investments

During fiscal 2022, we liquidated some of the investments in our portfolio of equity investments receiving proceeds of $770,000 and recording a gain of $28,000. During fiscal 2021, we liquidated some of the investments in our portfolio of equity investments receiving proceeds of $4.6 million and recording a gain of $1.3 million.

Interest Expense

Interest expense incurred in fiscal 2022 and 2021 consists primarily of interest expense related to our debt with Minnesota Bank & Trust (“MBT”) described more fully in Note 8 to the consolidated financial statements contained elsewhere in this report.

Income Taxes

The effective tax rate for the fiscal years ended June 30, 2022 and 2021, was 18% and 17%, respectively, slightly less than our combined expected federal and applicable state corporate income tax rates due primarily to federal and state research credits.

Liquidity and Capital Resources

The following table is a summary of our Statements of Cash Flows and Cash and Working Capital as of and for the fiscal years ended June 30, 2022 and 2021:

	As of and for the Years Ended June 30,
	2022	2021
	(In thousands)
Cash provided by (used in):
Operating activities	$(847)	$(2,078)
Investing activities	$(1,235)	$(3,710)
Financing activities	$(790)	$3,088

Cash, cash equivalents and working capital:
Cash and cash equivalents	$849	$3,721
Working capital	$19,812	$18,744

Cash Flows from Operating Activities

Cash used in operating activities totaled $847,000 during fiscal 2022. Our net income was $3.9 million and included non-cash stock compensation expense and depreciation and amortization expense in the amount of $1.3 million and $726,000, respectively. Additionally, our accounts payable and accrued expenses increased by $2.0 million. Offsetting these inflows of cash, our accounts receivable and inventory balances grew by $4.4 million and $4.2 million, respectively.

Cash used in operating activities during fiscal 2021 totaled $2.1 million. Our net income was $5.8 million and included $1.3 million of gains on the sales of certain equity investments, $1.4 million in unrealized gains on marketable equity investments, as well as $901,000 of non-cash stock compensation. Offsetting this net inflow of cash, our accounts receivable balance increased by $5.8 million primarily because our largest customer changed their payment terms from net 30 to net 90 in conjunction with a contract extension executed in fiscal 2021.

Cash Flows from Investing Activities

Net cash used in investing activities in fiscal 2022 was $1.2 million and related primarily to $1.6 million in purchases of equipment and improvements as well as the purchase of $334,000 of marketable equity securities, offset by $770,000 in proceeds from sales of marketable equity securities.

Net cash used in investing activities in fiscal 2021 was $3.7 million. During the 2021 fiscal year, we generated $4.6 million in proceeds from sales of marketable equity securities under the direction of the Investment Committee of our Board, purchased the Franklin Property for $6.5 million and made capital expenditures in the amount of $1.8 million primarily for the Franklin Property.

Cash Flows from Financing Activities

Net cash used in financing activities for fiscal 2022 totaled $790,000 and related primarily to the $1.6 million repurchase of 75,250 shares of our common stock pursuant to our share repurchase program, as well as $1.2 million of principal payments primarily related to our various loans from MBT offset by the $2.0 million in new borrowings from MBT more fully described in Note 8 to the consolidated financial statements contained elsewhere in this report.

Net cash provided by financing activities for fiscal 2021, totaled $3.1 million and included $9.1 million in various loans from MBT more fully described in Note 8 to the consolidated financial statements contained elsewhere in this report, offset by $5.5 million related to the repurchase of 216,171 shares of our common stock pursuant to our share repurchase program, $351,000 of principal payments on our loans with MBT, as well as payment of $259,000 of employee payroll taxes related to the award of 40,000 shares of common stock to employees under previously granted performance awards.

Liquidity Requirements for the Next 12 Months

As of June 30, 2022, our working capital was $19.8 million. We currently believe that our existing cash and cash equivalent balances, together with our account receivable balances, and anticipated cash flows from operations will provide us sufficient funds to satisfy our cash requirements as our business is currently conducted for at least the next 12 months.

We are focused on preserving our cash balances by monitoring expenses, identifying cost savings, and investing only in those development programs and products that we believe will most likely contribute to our profitability. As we execute our current strategy, however, we may require debt and/or equity capital to fund our working capital needs and requirements for capital equipment to support our manufacturing and inspection processes. In particular, we have experienced negative operating cash flow in the past, especially as we procure long-lead time materials to satisfy our backlog, which can be subject to extensive variability. We believe that if we need additional capital to fund our operations, we can borrow against our revolving loan with MBT, or sell additional shares of our common stock under our ATM Agreement, which is currently suspended, but which we believe we could reinstate if needed.

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

The Investment Committee is comprised of Messrs. Swenson (Chair), Cabillot, and Van Kirk.

The Investment Committee approved each of the investments comprising the $2.5 million of marketable public equity securities held at June 30, 2022, which amount includes unrealized holding losses in the amount of $262,000 at June 30, 2022.

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

During the fiscal year ended June 30, 2022, we repurchased 75,250 shares at an aggregate cost, inclusive of fees under the Plan, of $1.6 million. During the fiscal year ended June 30, 2021, we repurchased 216,171 shares at an aggregate cost, inclusive of fees under the Plan, of $5.5 million. On a cumulative basis, we have repurchased a total of 1,110,746 shares under the share repurchase programs at an aggregate cost, inclusive of fess under the Plan, of $15.7 million. All repurchases under the 10b5-1 Plans were administered through an independent broker.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PRO-DEX, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors

Pro-Dex, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Pro-Dex, Inc. and Subsidiaries (the “Company”) as of June 30, 2022 and 2021, the related consolidated income statements, shareholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 2022 and 2021, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Investment Valuation

As described in Notes 2 and 5 to the consolidated financial statements, the Company’s consolidated investments total $2,534,000 at June 30, 2022. Both current and long-term investments include the common stock of publicly traded companies that are considered thinly traded.

We identified the valuation of thinly traded securities as a critical audit matter. The Company’s current and long-term investments represent shares that materially exceed the average daily trading volume of the thinly traded securities, thus the Company must consider a discount due to the lack of liquidity and marketability. The Company uses a third-party specialist to perform the discount analysis for financial statement reporting purposes in order to comply with the guidelines set forth in Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 320, Investments – Debt and Equity Securities and FASB Accounting Standards Update (ASU) No. 2016-01, Financial Instruments – Overall (Subtopic 825-10) Recognition and Measurement of Financial Assets and Financial Liabilities. The discount analysis is derived using a two-part approach. The first analysis uses a protective put model to estimate the discount for lack of liquidity and marketability. The second analysis is a time-adjusted analysis based on restricted stock studies, which is used to adjust the discount to reflect the dribble-out period associated with the securities. The determination of the discount involves significant judgment by management. Auditing management’s judgments regarding the appropriate discount involves a high degree of subjectivity, including the use of professionals with specialized skill and knowledge.

The primary procedures we performed to address this critical audit matter included:

•	Reviewed the qualifications, independence, and objectives and scope of the third-party specialist.
•	Used historical average daily trading volumes in conjunction with the estimated shares that can be transacted per day in order to determine the average expected days to sell securities, and whether that classifies them as thinly traded.
•	With the assistance of an internal valuation specialist, tested the methodology and assumptions used in the valuation. This includes testing of the protective put model. Specific assumptions that were tested in the model include the stock price of the securities, volatility of the securities, the risk-free rate of interest, and the illiquidity horizons.
•	Comparison of the methods and assumptions used with those used in preceding periods.
•	Testing proper classification of investment valuations within the Fair Value Hierarchy as set forth in ASC 820. We tested management’s analysis of the securities, which considered the Company’s holdings relative to the average daily trading volume of the securities over a period of time to determine whether the investment is thinly traded.

/s/ Moss Adams LLP
Moss Adams LLP
Irvine, California
September 8, 2022

We have served as the Company’s auditor since 2003.

PRO-DEX, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 30,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$849	$3,721
Investments	755	1,295
Accounts receivable, net of allowance for doubtful accounts of $0 and $2 at June 30, 2022 and 2021, respectively	15,384	10,933
Deferred costs	710	193
Inventory	12,678	8,437
Prepaid expenses and other current assets	790	434
Total current assets	31,166	25,013
Land and building, net	6,343	6,437
Equipment and improvements, net	4,833	3,845
Right of use asset, net	2,248	2,605
Intangibles, net	118	186
Deferred income taxes, net	797	463
Investments	1,779	1,704
Other assets	42	67
Total assets	$47,326	$40,320

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,761	$2,288
Accrued liabilities	2,751	2,198
Income taxes payable	544	397
Deferred revenue	1,013	150
Notes payable	3,285	1,236
Total current liabilities	11,354	6,269
Non-current liabilities:
Lease liability, net of current portion	2,054	2,432
Notes payable, net of current portion	10,250	11,535
Total non-current liabilities	12,304	13,967
Total liabilities	23,658	20,236

Commitments and Contingencies:

Shareholders’ equity:
Common stock, no par value, 50,000,000 shares authorized; 3,596,131 and 3,645,660 shares issued and outstanding at June 30, 2022 and 2021, respectively	7,682	7,953
Retained earnings	15,986	12,131
Total shareholders’ equity	23,668	20,084
Total liabilities and shareholders’ equity	$47,326	$40,320

See notes to consolidated financial statements.

PRO-DEX, INC.

CONSOLIDATED INCOME STATEMENTS

(In thousands, except share and per share data)

	Years Ended June 30,
	2022	2021

Net sales	$42,041	$38,029
Cost of sales	28,909	24,454
Gross profit	13,132	13,575

Operating expenses:
Selling expenses	91	590
General and administrative expenses	4,903	4,076
Loss on disposal of equipment	35	—
Research and development costs	2,980	4,384
Total operating expenses	8,009	9,050
Operating income	5,123	4,525
Other income (expense):
Interest and dividend income	76	126
Unrealized gain (loss) on marketable equity investments	(57)	1,371
Gain on sale of investments	28	1,327
Interest expense	(464)	(352)
Total other income (expense)	(417)	2,472

Income before income taxes	4,706	6,997
Income tax expense	851	1,176

Net income	$3,855	$5,821

Basic & Diluted income per share:
Basic net income per share	$1.06	$1.53
Diluted net income per share	$1.02	$1.48

Weighted-average common shares outstanding:
Basic	3,635,894	3,796,516
Diluted	3,763,345	3,936,194

See notes to consolidated financial statements.

PRO-DEX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For The Years Ended June 30, 2022 and 2021

(In thousands, except share data)

	Common Shares
	Number of Shares	Amount	Retained Earnings	Total
Balance at June 30, 2020	3,811,137	$12,752	$6,310	$19,062
Net income	—	—	5,821	5,821
ESPP shares issued	2,677	57	—	57
Shares issued in connection with performance award vesting	40,000	—	—	—
Shares withheld from common stock issued to pay employee payroll taxes	(14,371)	(259)	—	(259)
Exercise of stock options(1)	22,388	39	—	39
Share-based compensation	—	901	—	901
Share repurchases	(216,171)	(5,537)	—	(5,537)
Balance at June 30, 2021	3,645,660	$7,953	$12,131	$20,084
Net income	—	—	3,855	3,855
ESPP shares issued	2,576	60	—	60
Exercise of stock options(2)	23,145	—	—	—
Share-based compensation	—	1,275	—	1,275
Share repurchases	(75,250)	(1,606)	—	(1,606)
Balance at June 30, 2022	3,596,131	$7,682	$15,986	$23,668

(1)	Excludes 112 shares forfeited to affect a cashless exercise.
(2)	Excludes 1,855 shares forfeited to affect a cashless exercise.

See notes to consolidated financial statements.

PRO-DEX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,855	$5,821
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	726	686
Unrealized (gain) loss on marketable equity investments	57	(1,371)
Gain on sale of investments	(28)	(1,327)
Impairment of long-lived assets	84	—
Non-cash lease expense	13	26
Loss on sale or disposal of equipment	35	—
Amortization of loan fees	9	49
Share-based compensation	1,275	901
Deferred income taxes	(334)	(181)
Bad debt expense (recovery)	(2)	5
Changes in operating assets and liabilities:
Accounts receivable	(4,449)	(5,783)
Deferred costs	(517)	(38)
Inventory	(4,241)	(199)
Prepaid expenses and other assets	(331)	(314)
Accounts payable and accrued expenses	1,991	105
Deferred revenue	863	(50)
Income taxes payable	147	(408)
Net cash used in operating activities	(847)	(2,078)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment and improvements	(1,638)	(1,769)
Purchase of land and building	—	(6,499)
Proceeds from sale of investments	770	4,596
Increase in intangibles	(33)	(38)
Purchase of investments	(334)	—
Net cash used in investing activities	(1,235)	(3,710)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on notes payable	(1,244)	(351)
Borrowing from Minnesota Bank & Trust, net of loan origination fees	2,000	9,139
Repurchases of common stock	(1,606)	(5,537)
Payments of employee taxes on net issuance of common stock	—	(259)
Proceeds from exercise of stock options and ESPP contributions	60	96
Net cash provided by (used in) financing activities	(790)	3,088

Net decrease in cash and cash equivalents	(2,872)	(2,700)
Cash and cash equivalents, beginning of year	3,721	6,421
Cash and cash equivalents, end of year	$849	$3,721

See notes to consolidated financial statements.

PRO-DEX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

(In thousands)

	Years Ended June 30,
	2022	2021
Supplemental disclosures of cash flow information:
Non-cash investing and financing activity:
Cashless stock option exercise	$45	$4

Cash paid during the period for:
Income taxes, net of refunds	$1,565	$1,767
Interest	$463	$330

See notes to consolidated financial statements.

PRO-DEX, INC.

NOTES TO FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS

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

Revenue from services, typically non-recurring engineering services related to the design or customization of a medical device, is typically recognized over time. The customer funding for costs incurred for non-recurring engineering services is deferred and subsequently recognized as revenue as under-lying products or services are delivered to the customers. Additionally, expenses incurred, up to the customer agreed funding amount, are deferred as an asset and recognized as cost of sales when the under-lying products or services are delivered to the customer. The deferred customer funding and costs result in recognition of deferred costs (asset) and deferred revenue (liability) on our consolidated balance sheets.

One of our customer contracts can give rise to variable consideration due to volume rebates. We estimate variable consideration at the most likely amount we will receive from our customer. Our estimates of variable consideration are based on an assessment of our anticipated performance and all information (historical, current, and forecasted) that is reasonably available to us.

Returns of our product for credit are minimal; accordingly, we do not establish a reserve for product returns at the time of sale.

Estimated Losses on Product Development Services

Cost and revenue estimates related to the product development service portions of development and supply contracts are reviewed and updated quarterly. An expected loss on development service contracts is recognized immediately in cost of sales. Losses recorded in fiscal 2022 and 2021 related to these services totaled $0 and $71,000, respectively.

PRO-DEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Cash and Cash Equivalents

We consider all highly liquid investments with an original maturity of ninety days or less to be cash equivalents. At June 30, 2022 and 2021, cash equivalents consisted of investments in money market funds.

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

Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or net realizable value. Cost includes materials, labor, and manufacturing overhead related to the purchase and production of inventories. Reductions to estimated market value are recorded and charged to cost of sales, when indicated based on a formula that compares on-hand quantities to both historical usage and estimated demand over the ensuing 12 months from the measurement date. On an ongoing basis, we evaluate inventory for obsolescence and slow-moving items. This evaluation includes analysis of historical sales and usage, existing demand, as well as specific factors known to management. As of June 30, 2022 and 2021, there was approximately $177,000 and $128,000, respectively, of inventory in-transit from suppliers.

Investments

Investments at June 30, 2022 and 2021, consist of marketable equity securities of publicly held companies. The investments were made to realize a reasonable return, although there is no assurance that positive returns will be realized. Investments are marked to market at each measurement date, with unrealized gains and losses presented separately within other income and expense on the consolidated income statement. Certain investments consist of common stocks of public companies that are thinly traded. These investments were subject to a valuation analysis as of June 30, 2022 and 2021.

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

Intangibles

Intangibles consist of legal fees incurred in connection with patent applications. Our patent costs are being amortized over a period of four to seven years. The expense associated with the amortization of the patent costs is recognized in research and development costs.

Income Taxes

We recognize deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of our assets and liabilities along with net operating losses and tax credit carryovers. Deferred tax assets at both June 30, 2022 and 2021 consisted primarily of basis differences related to unrealized gain/loss related to investments, stock-based compensation, fixed assets, accrued expenses, and inventories.

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

Concentration of Credit Risk

Financial instruments that potentially subject us to credit risk consist principally of cash, cash equivalents, and trade receivables. We place our cash and cash equivalents with major financial institutions. At June 30, 2022 and 2021, and throughout the fiscal years then ended, we had deposits in excess of federally insured limits. Credit sales are made to medical device distributors, original equipment manufacturers, and resellers throughout the world, and sales to such customers account for a substantial portion of our trade receivables. While such receivables are not collateralized, we evaluate their collectability based on several factors including customers’ payment histories.

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

Our operations are affected by numerous factors including market acceptance of our products, supply chain disruptions, changes in technologies, and new laws, effects from the COVID-19 pandemic, government regulations, and policies. We cannot predict what impact, if any, the occurrence of these or other events might have on our operations. Significant estimates and assumptions made by management include, but are not limited to, revenue recognition, share-based compensation, the allowance for doubtful accounts, accrued warranty expense, investments, inventory valuation, the carrying value of long-lived assets, and the recoverability of deferred income tax assets.

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

Investments: Investments consist of marketable equity securities of publicly held companies. Our long-term marketable securities consist of investments of common stock of publicly traded companies that are thinly traded. Due to the thinly traded nature of these stocks, they are classified within Level 2 of the valuation hierarchy. The fair value of all of our investments at June 30, 2022 was based upon an independent valuation.

Although the methods above may produce a fair value calculation that may not be indicative of the net realizable value or reflective of future fair values, we believe our valuation methods are appropriate.

PRO-DEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Advertising

Advertising costs are charged to selling or general and administrative expense as incurred and amounted to $1,000 and $4,000 for the fiscal years ended June 30, 2022 and 2021, respectively.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Recently Issued and Adopted Accounting Standards

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments—Credit Losses (Topic 326). ASU 2016-13 revises the impairment model to utilize an expected loss methodology in place of the currently used incurred loss methodology, which will result in more timely recognition of losses on financial instruments, including, but not limited to, available for sale debt securities and accounts receivable. The guidance is effective for the Company’s annual reporting period beginning after December 15, 2022 and interim reporting periods within that annual reporting period. The Company does not expect the adoption of this ASU to have a material impact on the consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12 Income Taxes (Topic 740) – Simplifying the Accounting for Income Taxes, to remove certain exceptions related to the approach for intraperiod tax allocation, recognition of deferred tax liabilities for outside basis differences and requiring that an entity reflect the effect of an enacted change in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date. The amendments in this update are effective for us beginning with fiscal year 2022. The adoption of the amendments has not had a material impact on our consolidated financial statements.

In October 2020, the FASB issued ASU No. 2020-10, Codification Improvements, which updates various codification topics by clarifying disclosure requirements to align with the SEC's regulations. The guidance is effective for the Company’s annual reporting period beginning after December 15, 2020 and interim reporting periods within the annual period beginning after December 15, 2020. The adoption of the amendments has not had a material impact on the consolidated financial statements or related footnote disclosures.

3.	REVISION OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS FOR CORRECTION OF IMMATERIAL ERRORS

We failed to timely adopt ASU 2016-01 – Accounting for Financial Instruments – Classification and Measurement, which states in part that changes in fair value of equity investments must be recognized in net income. We have completed an evaluation of the quantitative and qualitative impact of this error in our historical financial statements and concluded that our historical financial statements are not materially misstated. We concluded that our historical financial statements are not materially misstated for several reasons, including the fact that the cumulative three-year error had a negative impact to historical net income in the amount of $61,000, an amount we deem immaterial, as well as the fact that the amounts did not contain a calculation error but rather amounts were presented on an incorrect line item within the financial statements. We also considered the fact that this error did not impact cash or operating income for any historical period, which we believe is important to our investors. Accordingly, the prior year financial statements have been revised to reflect the impact of ASU 2016-1. The revised classification and reported values of our unrealized gains (losses) on marketable equity investments as accounted for under ASU 2016-01 are included in the consolidated financial statements herein. The impact to net income for the year ended June 30, 2021, was an increase of $1.4 million with a corresponding decrease in unrealized gain on marketable equity securities of $1.4 million, previously presented in other comprehensive income (loss). The revision resulted in an increase to basic earnings per share of $0.36 and diluted earnings per share of $0.35 for the year ended June 30, 2021. As of June 30, 2021, the revision reclassified the remaining accumulated other comprehensive loss of $215,000 to retained earnings.

PRO-DEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	NET SALES

The following table presents the disaggregation of net sales by revenue recognition model (in thousands):

	Year ended June 30,
	2022	2021
Net Sales:
Over-time revenue recognition	$1,014	$324
Point-in-time revenue recognition	41,027	37,705
Total net sales	$42,041	$38,029

The timing of revenue recognition, billings, and cash collections results in billed accounts receivables, unbilled receivables (presented as deferred costs on our consolidated balance sheets) and customer advances and deposits (presented as deferred revenue on our consolidated balance sheets), where applicable. Amounts are generally billed as work progresses in accordance with agreed upon milestones. The over-time revenue recognition model consists of non-recurring engineering (“NRE”) and prototype services and typically relates to NRE services related to the evaluation, design or customization of a medical device and is typically recognized over time utilizing an input measure of progress based on costs incurred compared to the estimated total costs upon completion. During the fiscal years ended June 30, 2022 and 2021, we recorded $98,000 and $50,000, respectively, of revenue that had been included in deferred revenue in the prior year. The revenue recognized from the contract liabilities consisted of satisfying our performance obligations during the normal course of business. Our entire deferred revenue balance of $1.0 million at June 30, 2022, is currently expected to be recognized in the next 12-months.

The following tables summarize our contract assets and liability balances (in thousands):

	June 30,
	2022	2021
Contract assets at beginning of year	$193	$155
Expenses incurred during the year	1,319	458
Amounts reclassified to cost of sales	(774)	(395)
Amounts allocated to discounts for standalone selling price	(28)	(25)
Contract assets at end of year	$710	$193

	June 30,
	2022	2021
Contract liabilities at beginning of year	$150	$200
Payments received from customers	1,482	—
Amounts reclassified to revenue	(619)	(50)
Contract liabilities at end of year	$1,013	$150

5.	COMPOSITION OF CERTAIN FINANCIAL STATEMENT ITEMS

Investments

Investments are stated at market value and consist of the following (in thousands):

	June 30, 2022	June 30, 2021
Marketable equity securities – short-term	$755	$1,295
Marketable equity securities – long-term	1,779	1,704
Total Marketable equity securities	$2,534	$2,999

PRO-DEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Investments at June 30, 2022 and 2021 had an aggregate cost basis of $2,796,000 and $3,204,000, respectively. Both current and long-term investments include equity securities of public companies that are thinly traded. We classified certain investments as long term in nature because even if we decide to sell the stocks we may not be able to sell our position within one year. At June 30, 2022, the investments included net unrealized losses of $262,000 (gross unrealized losses of $369,000 offset by gross unrealized gains of $107,000). At June 30, 2021, the investments included net unrealized losses of $205,000 (gross unrealized losses of $376,000 offset by gross unrealized gains of $171,000).

Of the total marketable equity securities at June 30, 2022 and 2021, $755,000 and $847,000, respectively, represent an investment in the common stock of Air T, Inc. Two of our Board members, Messrs. Swenson and Cabillot, are also board members of Air T, Inc. and both either individually or through affiliates own an equity interest in Air T, Inc. Mr. Swenson, our Chairman, also serves as the chief executive officer and chairman of Air T, Inc. Another of our Board members is employed by Air T as its Chief of Staff. The shares have been purchased through 10b5-1 Plans that, in accordance with our internal policies regarding the approval of related-party transactions, were approved by our then three Board members that are not affiliated with Air T, Inc.

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

Inventory

Inventory is stated at the lower of cost (first-in, first-out) or net realizable value and consists of the following (in thousands):

	June 30,
	2022	2021
Raw materials /purchased components	$6,323	$3,967
Work in process	3,463	2,218
Sub-assemblies /finished components	2,118	1,738
Finished goods	774	514
Total inventory	$12,678	$8,437

Land and Building

Land and building consist of the following (in thousands):

	June 30, 2022	June 30, 2021
Land	$3,684	$3,684
Building	2,815	2,815
Total	6,499	6,499
Less: accumulated depreciation	(156)	(62)
	$6,343	$6,437

On November 6, 2020, we acquired the Franklin Property for a total purchase price of $6.5 million, of which we paid $1.3 million in cash and the balance of $5.2 million we financed through Minnesota Bank & Trust (“MBT”) (see Note 8). We substantially completed the build-out of the property in the first quarter of fiscal 2022. Currently, we are actively engaged in various verification and validation activities and we moved certain of our employees into the new building during the third quarter of fiscal 2022. The building is being amortized on a straight-line basis over a period of 30 years.

PRO-DEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Equipment and Improvements

Equipment and improvements consist of the following (in thousands):

	June 30,
	2022	2021
Office furnishings and fixtures	$2,224	$2,173
Machinery and equipment	6,661	5,895
Automobiles	21	21
Improvements	4,271	3,536
Total	13,177	11,625
Less: accumulated depreciation and amortization	(8,344)	(7,780)
	$4,833	$3,845

Depreciation expense for the years ended June 30, 2022 and 2021 amounted to $616,000 and $609,000, respectively. During fiscal 2022, $87,000 of assets were retired either due to physical disposal or major part replacement with a net book value of $35,000 recorded as a loss on disposal of equipment in our consolidated income statement. During fiscal 2021, fully depreciated assets in the amount of $49,000 were retired.

Intangibles

Intangibles consist of the following (in thousands):

	June 30, 2022	June 30, 2021
Patent-related costs	$208	$260
Less accumulated amortization	(90)	(74)
	$118	$186

Amortization expense for the years ended June 30, 2022 and 2021 amounted to $16,000 and $14,000, respectively.

Patent-related costs consist of legal fees incurred in connection with both patent applications and patent issuances, and will be amortized over the estimated life of the product(s) that is or will be utilizing the technology, or expensed immediately in the event the patent office denies the issuance of the patent. During fiscal 2022, we impaired $84,000 of previously capitalized legal fees due to uncertainty relating to future benefit. This impairment expense is included in research and development costs in our consolidated income statement. Future amortization expense is estimated to be no more than $30,000 per year and all remaining costs are expected to be fully amortized within four years.

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	June 30,
	2022	2021
Payroll and related items	$509	$505
Accrued inventory in transit	177	128
Accrued legal and professional fees	275	124
Accrued bonuses	430	300
Current portion of lease liability	379	344
Warranty	340	221
Accrued customer rebate	517	394
Other	124	182
Total accrued expenses	$2,751	$2,198

PRO-DEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	WARRANTY ACCRUAL

Information relating to the accrual for warranty costs for the years ended June 30, 2022 and 2021, is as follows (in thousands):

	June 30,
	2022	2021
Balance at beginning of year	$221	$213
Accruals during the year	177	339
Change in estimates of prior period accruals	54	(27)
Warranty amortization/utilization	(112)	(304)
Balance at end of year	$340	$221

Warranty expense relating to new product sales and changes to estimates was $231,000 and $312,000, respectively, for the fiscal years ended June 30, 2022 and 2021.

7.	INCOME TAXES

The provision for income taxes consists of the following amounts (in thousands):

	Years Ended June 30,
	2022	2021
Current:
Federal	$733	$1,040
State	451	340
Deferred:
Federal	(187)	(186)
State	(146)	(18)
Income tax expense	$851	$1,176

The effective income tax rate from income from continuing operations differs from the United States statutory income tax rates for the reasons set forth in the table below (in thousands, except percentages).

	Years Ended June 30,
	2022		2021
	Amount	Percent Pretax Income	Amount	Percent Pretax Income
Income before income taxes	$4,706	100%	$6,997	100%

Computed “expected” income tax expense on income before income taxes	$976	21%	$1,181	17%
State tax, net of federal benefit	202	4%	279	4%
Tax incentives	(205)	(4%)	(169)	(3%)
Uncertain tax position	(76)	(2%)	—	—
Stock based compensation	—	—	(93)	(1%)
Other	(46)	(1%)	(22)	—
Income tax expense	$851	18%	$1,176	17%

PRO-DEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred income taxes reflect the net effects of loss and credit carryforwards and temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities for federal and state income taxes are as follows (in thousands):

	June 30,
	2022	2021
Deferred tax assets:
Federal and state NOL carryforward	$22	$20
Research and other credits	65	65
Reserves	163	120
Accruals	322	293
Stock based compensation	651	268
Unrealized losses	35	61
Lease liability	713	788
Inventory	514	371
Total gross deferred tax assets	$2,485	$1,986
Less: valuation allowance	(98)	(158)
Total deferred tax assets	2,387	1,828
Deferred tax liabilities:
Property and equipment, principally due to differing depreciation methods	$(820)	$(523)
Right of use asset	(658)	(740)
Deferred state tax	(77)	(38)
Other	(35)	(64)
Total gross deferred tax liabilities	(1,590)	(1,365)
Net deferred tax assets	$797	$463

Realization of our deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. As of June 30, 2022, our deferred tax asset valuation allowance primarily consists of unrealized capital loss for investments held and the state net operating loss carryforwards for states in which we have filed a final return. For the fiscal year ended June 30, 2022, we recorded a net decrease to our valuation allowance of $60,000 on the basis of management’s reassessment of the amount of our deferred tax assets that are more likely than not to be realized.

As of June 30, 2022, we did not have any net operating losses for federal and state income tax purposes for state jurisdictions in which we currently operate. We have no federal or state research and development and alternative minimum tax credit carry forwards at June 30, 2022.

As of June 30, 2022, we have accrued $509,000 of unrecognized tax benefits related to federal and state income tax matters that would reduce our income tax expense if recognized. If we are eventually able to recognize our uncertain tax positions, our effective tax rate would be reduced. Any adjustment to our uncertain tax positions would result in an adjustment of our tax credit carryforwards rather than resulting in a cash outlay.

PRO-DEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information with respect to our accrual for unrecognized tax benefits is as follows (in thousands):

	June 30,
	2022	2021
Unrecognized tax benefits:
Beginning balance	$550	$524
Additions based on federal tax positions related to the current year	33	30
Additions based on state tax positions related to the current year	26	20
Additions for tax positions of prior years	9	6
Reductions due to lapses in statutes of limitation	(109)	(30)
Ending balance	$509	$550

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

We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense when applicable. As of June 30, 2022, no interest or penalties applicable to our unrecognized tax benefits have been accrued since we have sufficient tax attributes available to fully offset any potential assessment of additional tax.

We are subject to U.S. federal income tax, as well as income tax of California, Colorado, and Massachusetts. We are currently open to audit under the statute of limitations by the Internal Revenue Service for the years ended June 30, 2019, and later.  However, because of our prior net operating losses and research credit carryovers, our tax years from June 30, 2007, years are open to audit.

8.	NOTES PAYABLE AND FINANCING TRANSACTIONS

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

The Property Loan bears interest at a fixed rate of 3.55% per annum, which is subject to a 3% increase upon an event of default. Accrued interest was paid on December 1, 2020, and both principal and interest in the amount of approximately $30,000 are due and payable on the first day of each subsequent month until the maturity date of November 1, 2030 (the “Maturity Date”), at which time a balloon payment in the amount of $3.1 million is due. Any prepayment of the Property Loan (other than monthly scheduled interest and principal payments), is subject to a prepayment fee equal to 4% of the principal amount prepaid for any prepayment made during the first or second year, 3% of the principal amount prepaid for any prepayment made during the third or fourth year, 2% of the principal amount prepaid for any prepayment made during the fifth or sixth year, and 1% of the principal amount prepaid for any prepayment made during the seventh or eighth year. The Property Loan Agreement, Property Note, Deed, and Rents Assignment each contain representations, warranties, covenants, and events of default that are customary for a loan of this type. The balance owed on the Property Loan at June 30, 2022 is $4,935,000.

PRO-DEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On the Closing Date, we also entered into an Amended and Restated Credit Agreement with MBT (the “Amended Credit Agreement”), providing for a $7,525,000 amended and restated term loan (the “Term Loan A”), a $1,000,000 term loan (the “Term Loan B”), and a $2,000,000 amended and restated revolving loan (the “Revolving Loan” and, together with the Term Loan A and the Term Loan B, collectively, the “Loans”), evidenced by an Amended and Restated Term Note A (“Term Note A”), a Term Note B, and an Amended and Restated Revolving Credit Note (the “Revolving Note”) made by us in favor of MBT. The Loans are secured by substantially all of the Company’s assets pursuant to a Security Agreement entered into on September 6, 2018 between the Company and MBT. The Term Note A had an outstanding principal balance of $3,770,331 as of the Closing Date and could be borrowed against through May 30, 2021 (the “Commitment Period”). During the third quarter ended March 31, 2021, we borrowed an additional $3,000,000 against Term Note A for the purpose of repurchasing our common stock as described in Note 14. The Term Note B had a zero balance as of the Closing Date and we borrowed the full $1,000,000 during the third quarter ended March 31, 2021, for the purpose of making improvements to the Franklin property described in Note 5.

The Term Loan A matures on November 1, 2027 and bears interest at a fixed rate of 3.84% per annum. Initial payments on the Term Loan A of interest only were due on December 1, 2020 through June 1, 2021. Commencing July 1, 2021 and continuing on the first day of each month thereafter until the maturity date, we are required to make payments of principal and interest on Term Loan A of approximately $97,000 plus any additional accrued and unpaid interest through the date of payment. The balance owed on Term Loan A as of June 30, 2022, is $5,792,000.

The Term Loan B matures on November 1, 2027 and bears interest at a fixed rate of 3.84% per annum. Initial payments on the Term Loan B of interest only were due on December 1, 2020 through June 1, 2021. Commencing July 1, 2021 and continuing on the first day of each month thereafter until the maturity date, we are required to make payments of principal and interest on Term Loan B of approximately $15,000, plus any additional accrued and unpaid interest through the date of payment. As of March 31, 2021, we had drawn fully against Term Note B and the balance outstanding on Term Note B was $862,000 on June 30, 2022.

The Revolving Loan may be borrowed against from time to time through its maturity date of November 5, 2023, unless earlier terminated pursuant to its terms, and bears interest at an annual rate equal to the greater of (a) 2.75% or (b) the prime rate minus 0.5% as published in the Money Rates section of the Wall Street Journal. Commencing on the first day of each month after we initially borrow against the Revolving Loan and each month thereafter until maturity, we are required to pay all accrued and unpaid interest on the Revolving Loan through the date of payment. Any principal on the Revolving Loan that is not previously prepaid shall be due and payable in full on the maturity date (or earlier termination of the Revolving Loan). During the fourth quarter of fiscal 2022 we borrowed $2,000,000 against the Revolving Loan.

Any payment on the Loans not made within seven days after the due date is subject to a late payment fee equal to 5% of the overdue amount. Upon the occurrence and during the continuance of an event of default, the interest rate of all Loans will be increased by 3% and MBT may, at its option, declare the Loans immediately due and payable in full.

The Amended Credit Agreement, Security Agreement, Term Note A, Term Note B, and Revolving Note contain representations and warranties, affirmative, negative and financial covenants, and events of default that are customary for loans of this type. As of June 30, 2022, we failed one of the financial covenants required by our Amended Credit Agreement, but we obtained a waiver of default from MBT. Although there can be no assurances, we anticipate that we will be in compliance with our debt covenants for at least the next fiscal year, and therefore we do not believe we will require any future waivers of default from MBT.

PRO-DEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Scheduled principal maturities of our loans, exclusive of unamortized loan origination fees in the amount of $55,000, for future fiscal years ending June 30 are as follows (in thousands):

Term Loan Principal Payments
Fiscal Year:
2023	$3,293
2024	1,344
2025	1,397
2026	1,451
2027	1,508
Thereafter	4,597
Total principal payments	$13,590

9.	LEASES

Our operating lease ROU asset and long-term liability are presented separately on our balance sheet. The current portion of our operating lease liability, exclusive of imputed interest, as of June 30, 2022, in the amount of $379,000, is presented within accrued expenses on the balance sheet. As of June 30, 2022, the maturity of our lease liability is as follows:

Operating Lease
Fiscal Year:
2023	$504
2024	519
2025	535
2026	551
2027	567
Thereafter	143
Total lease payments	2,819
Less imputed interest:	(386)
Total	$2,433

As of June 30, 2022, our operating lease has a remaining lease term of five years and three months and an imputed interest rate of 5.3%. Cash paid for amounts included in the lease liability for the fiscal years ended June 30, 2022 and 2021 was $489,000 and $475,000, respectively.

10.	COMMITMENTS AND CONTINGENCIES

Leases

We lease our office, production, and warehouse facility in Irvine, California (our “corporate office”) under an agreement that expires in September 2027. Our corporate office lease requires us to pay insurance, taxes, and other expenses related to the leased space.

Rent expense in fiscal 2022 and 2021 was $559,000 and $558,000, respectively.

PRO-DEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Compensation Arrangements

Retirement Savings 401(k) Plan

The Pro-Dex, Inc. Retirement Savings 401(k) Plan (the “401(k) Plan”) is a defined contribution plan we administer that covers substantially all our employees and is subject to the provisions of the Employee Retirement Income Security Act of 1974, as amended. Employees are eligible to participate in the 401(k) Plan when they have attained 19 years of age and then can enter into the 401(k) Plan on the first day of each calendar quarter. Participants are eligible to receive non-discretionary matching contributions by the Company equal to 25% of their contributions up to 5% of eligible compensation. For the fiscal years ended June 30, 2022 and 2021, we recognized compensation expense amounting to $72,000 and $81,000, respectively, in connection with the 401(k) Plan. During our fiscal years ended June 30, 2022 and 2021, we used approximately $25,000 and $17,000, respectively, of forfeited match contributions to reduce our match expense.

Legal Matters

On August 24, 2021, one of our customers, through its counsel, sent notice that it is seeking indemnification from Pro-Dex regarding a pending complaint filed by a third-party claiming patent infringement on one of the products which we manufacture for this customer. Our position is that there is no infringement and/or that the patent at issue is invalid. We have not accrued any amounts related to this claim. On August 26, 2022, the third-party voluntarily dismissed all of its claims with prejudice.

In addition to the above matter, we may be involved in legal proceedings arising either in the ordinary course of our business or incidental to our business. There can be no certainty, however, that we may not ultimately incur liability or that such liability will not be material or adverse.

11.	SHARE-BASED COMPENSATION

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

Former Stock Option Plans

No options were granted under the Former Stock Option Plans during the fiscal years ended June 30, 2022 and 2021. As of June 30, 2022, there was no unrecognized compensation cost under the Former Stock Option Plans as all outstanding stock options are fully vested. The intrinsic value of stock options outstanding and exercisable at June 30, 2022, was approximately $92,000 with a weighted-average remaining contractual term of 0.29 years at June 30, 2022.

PRO-DEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of stock option activity under the Former Stock Option Plans for the fiscal years ended June 30, 2022 and 2021:

	2022		2021
	Number of Shares	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Exercise Price
Outstanding at July 1,	31,500	$1.81	54,000	$1.86
Options granted	—	—	—	—
Options exercised	(25,000)	1.80	(22,500)	1.94
Options forfeited	—	—	—	—
Outstanding at end of period	6,500	$1.82	31,500	$1.81
Stock Options Exercisable at June 30,	6,500	$1.82	31,500	$1.81

Performance Awards

In December 2017, the Compensation Committee of our Board of Directors granted 200,000 performance awards to our employees, which upon vesting will generally be paid in shares of our common stock. Whether any performance awards vest, and the amount that does vest, is tied to the completion of service periods that range from 7 months to 9.5 years at inception and the achievement of our common stock trading at certain pre-determined prices. The weighted-average fair value of the performance awards granted was $4.46, calculated using the weighted-average fair market value for each award, using a Monte Carlo simulation. In February 2020, the Compensation Committee reallocated 48,000 previously forfeited awards, having the same remaining terms and conditions, to certain current employees. The weighted average fair value of the performance awards granted in fiscal 2020 was $16.90, calculated using the weighted-average fair market value for each award, using a Monte Carlo simulation. In December 2021, the Compensation Committee reallocated an additional 17,500 previously forfeited awards, having the same remaining terms and conditions, to other employees. The weighted average fair value of the performance awards reallocated in 2021 was $20.34, calculated using the weighted average fair market value for each award, using a Monte Carlo simulation. We recorded share-based compensation expense of $194,000 and $84,000 for the fiscal years ended June 30, 2022 and 2021, respectively, related to these performance awards. On June 30, 2022, there was approximately $322,000 of unrecognized compensation cost related to these non-vested performance awards expected to be expensed over the weighted-average period of 1.97 years.

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

The following is a summary of performance awards activity for the fiscal years ended June 30, 2022 and 2021:

	2022		2021
	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at July 1,	105,000	$8.73	160,000	$8.19
Granted	17,500	20.34	—	—
Vested	—	—	(40,000)	8.19
Forfeited	(5,000)	4.46	(15,000)	4.46
Outstanding at end of period	117,500	$10.64	105,000	$8.73

PRO-DEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Non-Qualified Stock Options

In December 2020, the Compensation Committee of our Board of Directors granted 310,000 non-qualified stock options to our directors and certain employees under the 2016 Equity Incentive Plan. Whether any stock options vest, and the amount that does vest, is tied to the completion of service periods that range from 18 months to 10.5 years at inception and the achievement of our common stock trading at certain pre-determined prices. We recorded compensation expense of $1,070,000 and $624,000 for the fiscal year ended June 30, 2022 and 2021, respectively, related to these options. The weighted average fair value of the stock option awards granted was $16.72, calculated using a Monte Carlo simulation. As of June 30, 2022, there was approximately $3.1 million of unrecognized compensation cost related to these non-vested non-qualified stock options.

In February 2021, the Compensation Committee of our Board of Directors granted 62,000 non-qualified stock options to our directors and certain employees under the 2016 Equity Incentive Plan. Whether any stock options vest, and the amount that does vest, was tied to the completion of service periods that ranged from 4 months to 1.3 years at inception and the achievement of our common stock trading at certain pre-determined prices. Of these 62,000 stock options, 57,750 vested on July 1, 2021, as our common stock met the pre-determined prices set forth in the underlying agreements. We recorded compensation expense of $182,000 for the fiscal year ended June 30, 2021 related to these options. The weighted average fair value of the stock option awards granted was $3.16, calculated using a Monte Carlo simulation. In December 2021 the Compensation Committee of our Board of Directors granted, 5,000 previously forfeited non-qualified stock options to another employee.

The following is a summary of non-qualified stock option activity under the 2016 Equity Incentive Plan for the fiscal year ended June 30, 2022 and 2021:

	2022		2021
	Number of Shares	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Exercise Price
Outstanding at July 1,	346,500	$41.83	—	$—
Options granted	5,000	44.70	372,000	41.83
Options exercised	—	—	—	—
Options forfeited	(5,000)	44.70	(25,500)	41.83
Outstanding at end of period	346,500	$41.83	346,500	$41.83
Stock Options Exercisable at June 30,	57,750	$27.50	—	—

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

During the fiscal years ended June 30, 2022 and 2021, shares totaling 2,576 and 2,677, respectively, were purchased pursuant to the ESPP and allocated to participating employees based upon their contributions at weighted- average prices of $23.33 and $21.47, respectively. On a cumulative basis, since the inception of the ESPP, employees have purchased a total of 27,039 shares. During the fiscal years ended June 30, 2022 and 2021, we recorded stock compensation expense in the amount of $11,000 and $10,000, respectively, relating to the ESPP.

PRO-DEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	MAJOR CUSTOMERS & SUPPLIERS

Customers that accounted for more than 10% of our total sales in either of fiscal year 2022 or 2021, is as follows (in thousands, except percentages):

	Years Ended June 30,
	2022		2022
	Amount	Percent of Total	Amount	Percent of Total
Net sales	$42,041	100%	$38,029	100%

Customer concentration:
Customer 1	$27,686	66%	$22,163	58%
Customer 2	5,788	14%	10,122	27%
Total	$33,474	80%	$32,285	85%

Information with respect to accounts receivable from those customers who comprised more than 10% of our gross accounts receivable at either June 30, 2022 or June 30, 2021 is as follows (in thousands, except percentages):

	June 30, 2022		June 30, 2021
Total gross accounts receivable	$15,384	100%	$10,935	100%

Customer concentration:
Customer 1	$11,551	75%	$6,666	61%
Customer 2	2,152	14%	3,710	34%
Total	$13,703	89%	$10,376	95%

During fiscal 2022 and 2021, we had between two and four suppliers that accounted for more than 10% of total inventory purchases, as follows (in thousands, except percentages):

	June 30, 2022		June 30, 2021
Total inventory purchases	$19,640	100%	$13,844	100%

Supplier concentration:
Supplier 1	$2,735	14%	$2,238	16%
Supplier 2	2,335	12%	2,159	16%
Supplier 3	2,199	11%	1,318	9%
Supplier 4	2,587	13%	856	6%
Total	$9,856	50%	$6,571	47%

PRO-DEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information with respect to accounts payable due to those suppliers who comprised more than 10% of our accounts payable at either June 30, 2022 or June 30, 2021 is as follows (in thousands, except percentages):

	June 30, 2022		June 30, 2021
Total accounts payable	$3,761	100%	$2,288	100%

Supplier concentration:
Supplier 1	$721	19%	$225	10%
Supplier 4	430	11%	153	7%
Supplier 2	372	10%	206	9%
Total	$1,523	40%	$584	26%

13.	NET INCOME PER SHARE

We calculate basic earnings per share by dividing net income by the weighted-average number of common shares outstanding during the reporting period. Diluted earnings per share reflects the effects of potentially dilutive securities. The summary of the basic and diluted earnings per share calculations for the years ended June 30, 2022 and 2021 is as follows (in thousands, except per share data):

	Years Ended June 30,
	2022	2021
Basic:
Net income	$3,855	$5,821
Weighted-average shares outstanding	3,636	3,797
Basic earnings per share	$1.06	$1.53
Diluted:
Net income	$3,855	$5,821
Weighted-average shares outstanding	3,636	3,797
Effect of dilutive securities – stock options & performance awards	127	139
Weighted-average shares used in calculation of diluted earnings per share	3,763	3,936
Diluted earnings per share	$1.02	$1.48

14.	COMMON STOCK – Share Repurchase Program

In December 2019, our Board approved a new share repurchase program authorizing us to repurchase up to one million shares of our common stock, as the prior repurchase plan authorized by our Board in 2013 was nearing completion. In accordance with, and as part of, these share repurchase programs, our Board approved the adoption of several prearranged share repurchase plans intended to qualify for the safe harbor provided by Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (“10b5-1 Plan” or “Plan”). During the fiscal year ended June 30, 2022, we repurchased 75,250 shares at an aggregate cost, inclusive of fees under the Plan, of $1.6 million. During the fiscal year ended June 30, 2021, we repurchased 216,171 shares at an aggregate cost, inclusive of fees under the Plan, of $5.5 million. On a cumulative basis, we have repurchased a total of 1,110,746 shares under the share repurchase programs at an aggregate cost, inclusive of fess under the Plan, of $15.7 million. All repurchases under the 10b5-1 Plans were administered through an independent broker.

15.	SUBSEQUENT EVENTS

We have evaluated subsequent events through the date of this filing. There were no subsequent events that require disclosure.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer and principal accounting officer) have concluded, based on their evaluation as of June 30, 2022, that the design and operation of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) are effective at a reasonable assurance level to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Our management is responsible for establishing and maintaining adequate “internal control over financial reporting” (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision and with the participation of our management, including our principal executive officer, principal financial officer, and principal accounting officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in May 2013. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of June 30, 2022.

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

During the quarter ended June 30, 2022, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated herein by reference to our definitive Proxy Statement, which will be filed within 120 days of June 30, 2022, and delivered to shareholders in connection with our 2022 annual meeting of shareholders.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to our definitive Proxy Statement, which will be filed within 120 days of June 30, 2022, and delivered to shareholders in connection with our 2022 annual meeting of shareholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference to our definitive Proxy Statement, which will be filed within 120 days of June 30, 2022, and delivered to shareholders in connection with our 2022 annual meeting of shareholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to our definitive Proxy Statement, which will be filed within 120 days of June 30, 2022, and delivered to shareholders in connection with our 2022 annual meeting of shareholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference to our definitive Proxy Statement, which will be filed within 120 days of June 30, 2022, and delivered to shareholders in connection with our 2022 annual meeting of shareholders.

53

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(3)	Exhibits

Reference is made to the Exhibit Index beginning on page 56 of this report.

ITEM 16.	FORM 10–K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 8, 2022.

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

Signature	Title	Date

/s/ Richard L. Van Kirk Richard L. Van Kirk	President, Chief Executive Officer, and Director (Principal Executive Officer)	September 8, 2022

/s/ Alisha K. Charlton Alisha K. Charlton	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	September 8, 2022

/s/ Nicholas J. Swenson Nicholas J. Swenson	Chairman of the Board, Director	September 8, 2022

/s/ Raymond E. Cabillot Raymond E. Cabillot	Director	September 8, 2022

/s/ Angelita R. Domingo Angelita R. Domingo	Director	September 8, 2022

/s/ William J. Farrell III William J. Farrell III	Director	September 8, 2022

/s/ David C. Hovda David C. Hovda	Director	September 8, 2022

/s/ Katrina M.K. Philp	Director	September 8, 2022
Katrina M.K. Philp

INDEX TO EXHIBITS

Exhibit No.	Description

3.1	Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K filed April 23, 2007).
3.2	Articles of Amendment to Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K filed December 5, 2007).
3.3	Articles of Amendment to Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K filed June 18, 2010).
3.4	Amended and Restated Bylaws, dated January 31, 2011 (incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K filed February 4, 2011).
4.1 Ω	Description of the Company’s Common Stock Registered Pursuant to Section 12 of the Securities Act of 1934.
10.1*	Second Amended and Restated 2004 Stock Option Plan (incorporated herein by reference to Exhibit 4.1 to the Company’s Form S-8 filed February 15, 2012).
10.2*	Amended and Restated 2004 Directors Stock Option Plan (incorporated herein by reference to Exhibit 4.2 to the Company’s Form S-8 filed February 15, 2012).
10.3*	Pro-Dex, Inc. 2016 Equity Incentive Plan (incorporated herein by reference to Appendix A to our Schedule 14A filed October 17, 2016).
10.4*	Form of Indemnification Agreement for directors and certain officers (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed October 29, 2008).
10.5	Lease agreement with Irvine Business Properties, dated August 3, 2007 (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed August 23, 2007).
10.6	First Amendment To Lease – July 2013 by and between Irvine Business Properties and Pro-Dex, Inc., dated effective July 1, 2013 (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed July 17, 2013).
10.7*	Pro-Dex, Inc. Amended and Restated Employee Severance Policy effective as of September 16, 2014 (incorporated herein by reference to Exhibit 10.5 to the Company’s Form 10-Q filed May 14, 2015).
10.8	Second Amendment to Standard Industrial/Commercial Multi-Tenant Lease – Net by and between Irvine Business Properties and Pro-Dex, Inc., dated September 19, 2017 (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on September 20, 2017).
10.9*	Form of Performance Award Agreement for Employees of Pro-Dex, Inc. – 2016 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on December 8, 2017).
10.10	Credit Agreement, dated September 6, 2018 between Pro-Dex, Inc. and Minnesota Bank & Trust (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on September 7, 2018).
10.11	Security Agreement, dated September 6, 2018 by Pro-Dex, Inc. in favor of Minnesota Bank & Trust (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed on September 7, 2018).
10.12	Term Note A, dated September 6, 2018 by Pro-Dex, Inc. in favor of Minnesota Bank & Trust (incorporated herein by reference to Exhibit 10.3 to the Company’s Form 8-K filed on September 7, 2018).
10.13	Revolving Credit Note, dated September 6, 2018 by Pro-Dex, Inc. in favor of Minnesota Bank & Trust (incorporated herein by reference to Exhibit 10.4 to the Company’s Form 8-K filed on September 7, 2018).
10.14	Change in Terms Agreement dated September 6, 2019 by and between Minnesota Bank & Trust and Pro-Dex, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on October 1, 2019).
10.15	Standard Offer, Agreement and Escrow Instructions for Purchase of Real Estate by and between Pro-Dex, Inc. and 14401 Franklin, LLC. (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on September 8, 2020).
10.16	Loan Agreement dated November 6, 2020 by and between PDEX Franklin LLC and Minnesota Bank & Trust (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed November 12, 2020).
10.17	Term Note dated November 6, 2020 made by PDEX Franklin LLC in favor of Minnesota Bank & Trust (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed November 12, 2020).
10.18	Deed of Trust with Assignment of Leases and Rents, Security Agreement and Fixture Filing dated November 6, 2020 by and between PDEX Franklin LLC and Minnesota Bank & Trust (incorporated herein by reference to Exhibit 10.3 to the Company’s Form 8-K filed November 12, 2020).

10.19	Assignment of Leases and Rents dated November 6, 2020 by and between PDEX Franklin LLC and Minnesota Bank & Trust (incorporated herein by reference to Exhibit 10.4 to the Company’s Form 8-K filed November 12, 2020).
10.20	Amended and Restated Credit Agreement dated November 6, 2020 by and between Pro-Dex, Inc. and Minnesota Bank & Trust (incorporated herein by reference to Exhibit 10.5 to the Company’s Form 8-K filed November 12, 2020).
10.21	Amended and Restated Term Note A dated November 6, 2020 made by Pro-Dex, Inc. in favor of Minnesota Bank & Trust (incorporated herein by reference to Exhibit 10.6 to the Company’s Form 8-K filed November 12, 2020).
10.22	Term Note B dated November 6, 2020 made by Pro-Dex, Inc. in favor of Minnesota Bank & Trust (incorporated herein by reference to Exhibit 10.7 to the Company’s Form 8-K filed November 12, 2020).
10.23	Amended and Restated Revolving Credit Agreement dated November 6, 2020 made by Pro-Dex, Inc. in favor of Minnesota Bank & Trust (incorporated herein by reference to Exhibit 10.8 to the Company’s Form 8-K filed November 12, 2020).
10.24*	Form of Stock Option Agreement for Directors and Employees of Pro-Dex, Inc. – 2016 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed December 11, 2020).
10.25	At the Market Offering Agreement dated December 31, 2020, by and between Pro-Dex, Inc. and Ascendiant Capital Markets, LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed December 31, 2020).
10.26	Amendment No. 1 to Amended and Restated Credit Agreement dated November 5, 2021 by and between Pro-Dex, Inc. and Minnesota Bank & Trust (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed November 9, 2021).
10.27	Amended and Restated Revolving Credit Note dated November 5, 2021 made by Pro-Dex, Inc. in favor of Minnesota Bank & Trust (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed November 9, 2021).
23 Ω	Consent of Independent Registered Public Accounting Firm.
31.1 Ω	Certification of the Chief Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 Ω	Certification of the Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32 Ω	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

———————

Ω	Filed herewith.
*	Denotes management contract or compensatory arrangement.