Form 10-Q
period 2022-09-30
PRO DEX INC
filed 2022-11-03
CIK 788920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
OR
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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 3,580,316 shares of common stock, no par value, as of November 2, 2022.

PRO-DEX, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2022

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PRO-DEX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share amounts)

	September 30, 2022	June 30, 2022
ASSETS
Current Assets:
Cash and cash equivalents	$2,798	$849
Investments	813	755
Accounts receivable, net of allowance for doubtful accounts of $2 and $0 at September 30, 2022 and at June 30, 2022, respectively	11,045	15,384
Deferred costs	587	710
Inventory	15,664	12,678
Prepaid expenses and other current assets	928	790
Total current assets	31,835	31,166
Land and building, net	6,319	6,343
Equipment and leasehold improvements, net	4,852	4,833
Right of use asset, net	2,156	2,248
Intangibles, net	108	118
Deferred income taxes, net	764	797
Investments	1,889	1,779
Other assets	42	42
Total assets	$47,965	$47,326

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$3,549	$3,761
Accrued liabilities	3,245	2,751
Income taxes payable	731	544
Deferred revenue	851	1,013
Note payable	3,297	3,285
Total current liabilities	11,673	11,354
Lease liability, net of current portion	1,954	2,054
Notes payable, net of current portion	9,922	10,250
Total non-current liabilities	11,876	12,304
Total liabilities	23,549	23,658

Shareholders’ Equity:
Common stock; no par value; 50,000,000 shares authorized; 3,606,422 and 3,596,131 shares issued and outstanding at September 30, 2022 and June 30, 2022, respectively	7,354	7,682
Retained earnings	17,062	15,986
Total shareholders’ equity	24,416	23,668
Total liabilities and shareholders’ equity	$47,965	$47,326

The accompanying notes are an integral part of these condensed consolidated financial statements.

PRO-DEX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INCOME STATEMENTS

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended September 30,
	2022	2021

Net sales	$11,087	$9,988
Cost of sales	8,131	6,560
Gross profit	2,956	3,428

Operating expenses:
Selling expenses	53	37
General and administrative expenses	1,024	1,093
Research and development costs	929	980
Total operating expenses	2,006	2,110
Operating income	950	1,318
Other income (expense):
Interest and dividend income	218	24
Realized gain on sale of marketable equity investments	6	—
Unrealized gain on marketable equity investments	250	149
Interest expense	(130)	(120)
Total other income	344	53

Income before income taxes	1,294	1,371
Provision for income taxes	218	307
Net income	$1,076	$1,064

Basic and diluted net income per share:
Basic net income per share	$0.30	$0.29
Diluted net income per share	$0.29	$0.28

Weighted average common shares outstanding:
Basic	3,616,392	3,651,334
Diluted	3,694,959	3,777,118
Common shares outstanding	3,606,422	3,666,319

The accompanying notes are an integral part of these condensed consolidated financial statements.

PRO-DEX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(Unaudited)

(In thousands)

	Three Months Ended September 30,
	2022	2021
COMMON STOCK:
Balance, beginning of period	$7,682	$7,953
Share-based compensation expense	207	300
Stock option exercise	8	—
Share repurchases	(354)	(95)
Shares withheld from common stock issued to employees to pay employee payroll taxes	(223)	—
ESPP shares issued	34	30
Balance, end of period	$7,354	$8,188

RETAINED EARNINGS:
Balance, beginning of period	$15,986	$12,131
Net income	1,076	1,064
Balance, at end of period	$17,062	$13,195

Total shareholders’ equity	$24,416	$21,383

The accompanying notes are an integral part of these condensed consolidated financial statements.

PRO-DEX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,076	$1,064
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	193	184
Share-based compensation	207	300
Unrealized (gain) loss on marketable equity investments	(250)	(149)
Non-cash lease expense	2	6
Amortization of loan fees	2	2
Gain on sale of investments	(6)	—
Deferred income taxes	32	—
Bad debt expense	2	5
Changes in operating assets and liabilities:
Accounts receivable and other receivables	4,337	834
Deferred costs	123	9
Inventory	(2,986)	(470)
Prepaid expenses and other assets	(138)	284
Accounts payable and accrued expenses	273	177
Deferred revenue	(162)	143
Income taxes payable	187	312
Net cash provided by operating activities	2,892	2,701

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment and improvements	(178)	(848)
Purchases of investments	—	(14)
Increase in intangibles	—	(12)
Proceeds from sale of investments	88	—
Net cash used in investing activities	(90)	(874)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on notes payable	(1,318)	(306)
Proceeds from Minnesota Bank & Trust loans, net of origination fees	1,000	—
Proceeds from stock option exercises and ESPP contributions	42	30
Payments of employee taxes on net issuance of common stock	(223)	—
Repurchases of common stock	(354)	(95)
Net cash used in financing activities	(853)	(371)

Net increase in cash and cash equivalents	1,949	1,456
Cash and cash equivalents, beginning of period	849	3,721
Cash and cash equivalents, end of period	$2,798	$5,177

The accompanying notes are an integral part of these condensed consolidated financial statements.

4

PRO-DEX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

(Unaudited)

(In thousands)

	Three Months Ended September 30,
	2022	2021
Supplemental disclosures of cash flow information:

Non-cash investing and financing activity:
Cashless stock option exercise	$—	$45

Cash paid during the period for:
Interest	$89	$121
Income taxes, net of refunds	$241	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

PRO-DEX, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Pro-Dex, Inc. (“we,” “us,” “our,” “Pro-Dex,” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-K. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These financial statements should be read in conjunction with the financial statements presented in our Annual Report on Form 10-K for the fiscal year ended June 30, 2022. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results of operations for such interim periods are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended June 30, 2022.

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

NOTE 3. NET SALES

The following table presents the disaggregation of net sales by revenue recognition model (in thousands):

	Three months ended September 30,
	2022	2021
Net Sales:
Over-time revenue recognition	$907	$196
Point-in-time revenue recognition	10,180	9,792
Total net sales	$11,087	$9,988

The timing of revenue recognition, billings, and cash collections results in billed accounts receivables, unbilled receivables (presented as deferred costs on our condensed consolidated balance sheets) and customer advances and deposits (presented as deferred revenue on our condensed consolidated balance sheets), where applicable. Amounts are generally billed as work progresses in accordance with agreed upon milestones. The over-time revenue recognition model consists of non-recurring engineering (“NRE”) and prototype services and typically relates to NRE services related to the evaluation, design or customization of a medical device and is typically recognized over time utilizing an input measure of progress based on costs incurred compared to the estimated total costs upon completion. During the three months ended September 30, 2022 and 2021, we recorded $551,000 and $0, respectively, of revenue that had been included in deferred revenue in the prior year. The revenue recognized from the contract liabilities consisted of satisfying our performance obligations during the normal course of business. Our entire deferred revenue balance of $851,000 at September 30, 2022, is currently expected to be recognized in the next 12-months.

PRO-DEX INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following tables summarize our contract assets and liability balances (in thousands):

	As of and for the Three Months Ended September 30,
	2022	2021
Contract assets beginning balance	$710	$212
Expenses incurred during the year	333	96
Amounts reclassified to cost of sales	(448)	(111)
Amounts allocated to discounts for standalone selling price	(8)	(12)
Contract assets ending balance	$587	$185

	As of and for the Three Months Ended September 30,
	2022	2021
Contract liabilities beginning balance	$1,013	$150
Payments received from customers	389	143
Amounts reclassified to revenue	(551)	—
Contract liabilities ending balance	$851	$293

NOTE 4. COMPOSITION OF CERTAIN FINANCIAL STATEMENT ITEMS

Investments

Investments are stated at fair market value and consist of the following (in thousands):

	September 30, 2022	June 30, 2022
Marketable equity securities - short-term	$813	$755
Marketable equity securities - long-term	1,889	1,779
Total marketable equity securities	$2,702	$2,534

Investments at September 30, 2022 and June 30, 2022 had an aggregate cost basis of $2,714,000 and $2,796,000, respectively. We classified certain investments as long-term in nature because if we decide to sell these securities we may not be able to sell our position within one year. At September 30, 2022, the investments included unrealized losses of $12,000 (gross unrealized losses of $325,000 offset by gross unrealized gains of $313,000). At June 30, 2022, the investments included net unrealized losses of $262,000 (gross unrealized losses of $369,000 offset by gross unrealized gains of $107,000).

Of the total marketable equity securities at September 30, 2022 and June 30, 2022, $813,000 and $755,000, respectively, represent an investment in the common stock of Air T, Inc. Two of our Board members are also board members of Air T, Inc. and both either individually or through affiliates own an equity interest in Air T, Inc. Our Chairman, one of the two Board members aforementioned, also serves as the Chief Executive Officer and Chairman of Air T, Inc. Another of our Board members is employed by Air T, Inc. as its Chief of Staff. The shares were purchased through 10b5-1 Plans, that, in accordance with our internal policies regarding the approval of related-party transactions, were approved by our then three Board members that are not affiliated with Air T, Inc.

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

Inventory

Inventory is stated at the lower of cost (first-in, first-out) or net realizable value and consists of the following (in thousands):

	September 30, 2022	June 30, 2022
Raw materials/purchased components	$7,641	$6,323
Work in process	4,104	3,463
Sub-assemblies/finished components	2,183	2,118
Finished goods	1,736	774
Total inventory	$15,664	$12,678

Intangibles

Intangibles consist of the following (in thousands):

	September 30, 2022	June 30, 2022
Patent-related costs	$208	$208
Less accumulated amortization	(100)	(90)
	$108	$118

Patent-related costs consist of legal fees incurred in connection with both patent applications and a patent issuance, and will be amortized over the estimated life of the product(s) that is or will be utilizing the technology, or expensed immediately in the event the patent office denies the issuance of the patent. Future amortization expense is estimated to be $27,000 for the balance of fiscal 2023 and annually through fiscal 2026. All remaining costs are expected to be fully amortized within 3 years and nine months.

NOTE 5. WARRANTY

The warranty accrual is based on historical costs of warranty repairs and expected future identifiable warranty expenses and is included in accrued expenses in the accompanying balance sheets. As of September 30, 2022 and June 30, 2022, the warranty reserve amounted to $366,000 and $340,000, respectively. Warranty expenses are included in cost of sales in the accompanying statements of operations. Changes in estimates to previously established warranty accruals result from current period updates to assumptions regarding repair costs and warranty return rates and are included in current period warranty expense.

PRO-DEX INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Information regarding the accrual for warranty costs for the three months ended September 30, 2022 and 2021 are as follows (in thousands):

	As of and for the Three Months Ended September 30,
	2022	2021
Beginning balance	$340	$221
Accruals during the period	54	32
Changes in estimates of prior period warranty accruals	14	(8)
Warranty amortization/utilization	(42)	(13)
Ending balance	$366	$232

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

The following table presents reconciliations of the numerators and denominators of the basic and diluted income per share computations. In the tables below, income amounts represent the numerator, and share amounts represent the denominator (in thousands, except per share amounts):

	Three Months Ended September 30,
	2021	2021
Basic:
Net income	$1,076	$1,064
Weighted-average shares outstanding	3,616	3,651
Basic earnings per share	$0.30	$0.29
Diluted:
Net income	$1,076	$1,064
Weighted-average shares outstanding	3,616	3,651
Effect of dilutive securities	79	126
Weighted-average shares used in calculation of diluted earnings per share	3,695	3,777
Diluted earnings per share	$0.29	$0.28

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

We recognize accrued interest and penalties related to unrecognized tax benefits when applicable. As of September 30, 2022 and 2021, we recognized accrued interest of $5,000 and $51,000, respectively, related to unrecognized tax benefits. Our effective tax rate for the three months ended September 30, 2022 and 2021, is 17% and 22%, respectively. The current year effective tax rate is less than the prior year rate due primarily to a tax benefit recognized as a result of the common stock awarded to our employees under previously granted performance awards (see Note 8).

PRO-DEX INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

We are subject to U.S. federal income tax, as well as income tax of multiple state tax jurisdictions. We are currently open to audit under the statute of limitations by the Internal Revenue Service for the years ended June 30, 2019 and later. Our state income tax returns are open to audit under the statute of limitations for the years ended June 30, 2018 and later. However, because of our prior net operating losses and research credit carryovers, our tax years from June 30, 2007 are open to audit. We do not anticipate a significant change to the total amount of unrecognized tax benefits within the next 12 months.

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

In September 2016, our Board approved the establishment of the 2016 Equity Incentive Plan, which was approved by our shareholders at our 2016 Annual Meeting. The 2016 Equity Incentive Plan provides for the award of up to 1,500,000 shares of our common stock in the form of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted shares, restricted stock units, performance awards, and other stock-based awards. As of September 30, 2022, 200,000 performance awards and 372,000 non-qualified stock options have been granted under the 2016 Equity Incentive Plan.

Former Stock Option Plans

There were no stock options granted during the three months ended September 30, 2022 and 2021. As of September 30, 2022, there was no unrecognized compensation cost under our Former Stock Option Plans as all outstanding stock options under those plans are fully vested. As of September 30, 2022, there were 1,500 options outstanding under our Former Stock Option Plans at a weighted-average exercise price of $2.14 per share. These outstanding options had a weighted-average remaining contractual life of 0.35 years and an intrinsic value of $23,000. During the first quarter ended September 30, 2022 and 2021, 5,000 and 25,000 options under our Former Stock Option Plans were exercised, at exercise prices of $1.73 and $1.80 per share, respectively.

Performance Awards

In December 2017, the Compensation Committee of our Board of Directors granted 200,000 performance awards to our employees under our 2016 Equity Incentive Plan, which will generally be paid in shares of our common stock. Whether any performance awards vest, and the amount that does vest, is tied to the completion of service periods that range from 7 months to 9.5 years at inception and the achievement of our common stock trading at certain pre-determined prices. The weighted-average fair value of the performance awards granted was $4.46, calculated using the weighted-average fair market value for each award, using a Monte Carlo simulation. In February 2020, the Compensation Committee reallocated 48,000 previously forfeited awards, having the same remaining terms and conditions, to certain employees. The weighted-average fair value of the performance awards reallocated in 2020 was $16.90, calculated using the weighted-average fair market value for each award, using a Monte Carlo simulation. In December 2021, the Compensation Committee reallocated an additional 17,500 previously forfeited awards, having the same remaining terms and conditions, to other employees. The weighted average fair value of the performance awards reallocated in 2021 was $20.34, calculated using the weighted average fair market value for each award, using a Monte Carlo simulation. We recorded share-based compensation expense of $30,000 and $21,000 for the three months ended September 30, 2022 and 2021, respectively, related to these performance awards. On September 30, 2022, there was approximately $292,000 of unrecognized compensation cost related to these non-vested performance awards, which is expected to be expensed over the weighted-average period of 2.76 years.

On July 1, 2022, it was determined by the Compensation Committee of our Board of Directors that the vesting of performance awards for 37,500 shares of common stock had been achieved. Each participant elected a net issuance to cover their individual withholding taxes and therefore we issued 23,641 shares and paid $223,000 of participant-related payroll tax liabilities.

PRO-DEX INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Non-Qualified Stock Options

In December 2020, the Compensation Committee of our Board of Directors granted 310,000 non-qualified stock options to our directors and certain employees under the 2016 Equity Incentive Plan. The vesting of these stock options is tied to the completion of service periods that range from 18 months to 10.5 years at inception and the achievement of our common stock trading at certain pre-determined prices. We recorded compensation expense of $171,000 and $274,000 for the three months ended September 30, 2022 and 2021, respectively, related to these options. The weighted-average fair value of the stock option awards granted was $16.72, calculated using a Monte Carlo simulation. As of September 30, 2022, none of these stock options had vested and there was approximately $2.9 million of unrecognized compensation cost related to these non-vested non-qualified stock options.

In February 2021, the Compensation Committee of our Board of Directors granted 62,000 non-qualified stock options to our directors and certain employees under the 2016 Equity Incentive Plan. The vesting of these stock options is tied to the completion of service periods that range from 4 months to 1.3 years at inception and the achievement of our common stock trading at certain pre-determined prices. Of these 62,000 stock options, 57,750 vested on July 1, 2021, as our common stock met the pre-determined prices set forth in the underlying agreements and the required service periods were already satisfied. The weighted-average fair value of the stock option awards granted was $3.16, calculated using a Monte Carlo simulation.

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

During the first quarters ended September 30, 2022 and 2021, 2,503 and 1,130 shares were purchased, respectively, under the ESPP and allocated to employees based upon their contributions at discount prices of $13.52 and $26.17, respectively, per share. On a cumulative basis, since the inception of the ESPP plan, employees have purchased a total of 29,542 shares. During the three months ended September 30, 2022 and 2021, we recorded stock compensation expense in the amount of $6,000 and $5,000, respectively, relating to the ESPP.

PRO-DEX INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 9. MAJOR CUSTOMERS & SUPPLIERS

Information with respect to customers that accounted for sales in excess of 10% of our total sales in either of the three-month periods ended September 30, 2022 and 2021 is as follows (in thousands, except percentages):

	Three Months Ended September 30,
	2022		2021
	Amount	Percent of Total	Amount	Percent of Total

Total revenue	$11,087	100%	$9,988	100%

Customer concentration:
Customer 1	$7,481	68%	$6,991	70%
Customer 2	2,156	19%	879	9%
Total	$9,637	87%	$7,870	79%

Information with respect to accounts receivable from those customers that comprised more than 10% of our gross accounts receivable at either September 30, 2022 and June 30, 2022 is as follows (in thousands, except percentages):

	September 30, 2022		June 30, 2022
Total gross accounts receivable	$11,047	100%	$15,384	100%

Customer concentration:
Customer 1	$9,055	82%	$11,551	75%
Customer 2	1,890	17%	2,152	14%
Total	$10,945	99%	$13,703	89%

During the three months ended September 30, 2022 and 2021, we had three suppliers that each accounted for more than 10% of total inventory purchases. Amounts owed to the fiscal 2022 significant suppliers at September 30, 2022 totaled $970,000, $266,000 and $368,000, respectively, and at June 30, 2022 totaled $721,000, $430,000 and $372,000, respectively.

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

PRO-DEX INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Property Loan bears interest at a fixed rate of 3.55% per annum, which is subject to a 3% increase upon an event of default. Accrued interest is payable monthly beginning on December 1, 2020, and both principal and interest in the amount of approximately $30,000 are due and payable on the first day of each subsequent month until the maturity date of November 1, 2030 (the “Maturity Date”), at which time a balloon payment in the amount of $3.1 million is due. Any prepayment of the Property Loan (other than monthly scheduled interest and principal payments), is subject to a prepayment fee equal to 4% of the principal amount prepaid for any prepayment made during the first or second year, 3% of the principal amount prepaid for any prepayment made during the third or fourth year, 2% of the principal amount prepaid for any prepayment made during the fifth or sixth year, and 1% of the principal amount prepaid for any prepayment made during the seventh or eighth year. The Property Loan Agreement, Property Note, Deed, and Rents Assignment each contain representations, warranties, covenants, and events of default that are customary for a loan of this type. The balance owed on the Property Loan at September 30, 2022 was $4,889,000.

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

The Term Loan A matures on November 1, 2027 and bears interest at a fixed rate of 3.84% per annum. Initial payments on the Term Loan A of interest only were due on December 1, 2020 through June 1, 2021. Commencing July 1, 2021 and continuing on the first day of each month thereafter until the maturity date, we are required to make payments of principal and interest on Term Loan A of approximately $97,000 plus any additional accrued and unpaid interest through the date of payment. The balance owed on Term Loan A as of September 30, 2022, was $5,556,000.

The Term Loan B matures on November 1, 2027 and bears interest at a fixed rate of 3.84% per annum. Initial payments on the Term Loan B of interest only are due on December 1, 2020 through June 1, 2021. Commencing July 1, 2021 and continuing on the first day of each month thereafter until the maturity date, we are required to make payments of principal and interest on Term Loan B of approximately $15,000, plus any additional accrued and unpaid interest through the date of payment. As of March 31, 2021, we had drawn fully against Term Note B and the balance outstanding on Term Note B was $827,000 on September 30, 2022.

The Revolving Loan may be borrowed against from time to time through its maturity date of November 5, 2023, unless earlier terminated pursuant to its terms, and bears interest at an annual rate equal to the greater of (a) 2.75% or (b) the prime rate minus 0.5% as published in the Money Rates section of the Wall Street Journal. Commencing on the first day of each month after we initially borrow against the Revolving Loan and each month thereafter until maturity, we are required to pay all accrued and unpaid interest on the Revolving Loan through the date of payment. Any principal on the Revolving Loan that is not previously prepaid shall be due and payable in full on the maturity date (or earlier termination of the Revolving Loan). The full $2,000,000 was drawn and outstanding on the Revolving Loan as of September 30, 2022.

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

PRO-DEX INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 11. COMMON STOCK

Share Repurchase Program

In December 2019, our Board approved a new share repurchase program authorizing us to repurchase up to 1 million shares of our common stock, as the prior repurchase plan authorized by our Board in 2013 was nearing completion. In accordance with, and as part of, these share repurchase programs, our Board has approved the adoption of several prearranged share repurchase plans intended to qualify for the safe harbor Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (“10b5-1 Plan” or “Plan”). During the quarter ended September 30, 2022, we repurchased 20,853 shares at an aggregate cost, inclusive of fees under the plan, of $354,000. During the quarter ended September 30, 2021, we repurchased 3,616 shares at an aggregate cost, inclusive of fees under the plan, of $95,000. On a cumulative basis since 2013, we have repurchased a total of 1,131,599 shares under the share repurchase programs at an aggregate cost, inclusive of fees, of $16.0 million. All repurchases under the 10b5-1 Plans were administered through an independent broker.

NOTE 12. LEASES

Our operating lease right-of-use asset and long-term liability are presented separately on our condensed consolidated balance sheet. The current portion of our operating lease liability as of September 30, 2022, in the amount of $388,000, is presented within accrued expenses on the condensed consolidated balance sheet.

As of September 30, 2022, our operating lease has a remaining lease term of five years and an imputed interest rate of 5.53%. Cash paid for amounts included in the lease liability was $123,000 for the three months ended September 30, 2022, excluding $12,000 paid for common area maintenance charges.

As of September 30, 2022, the maturity of our lease liability is as follows (in thousands):

Operating Lease
Fiscal Year:
2023	$381
2024	519
2025	535
2026	551
2027	567
Thereafter	143
Total lease payments	2,696
Less imputed interest	(353)
Total	$2,343

NOTE 13. COMMITMENTS AND CONTINGENCIES

Legal Matters

We may be involved from time to time in legal proceedings arising either in the ordinary course of our business or incidental to our business. There can be no certainty, however, that we may not ultimately incur liability or that such liability will not be material or adverse.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited interim condensed consolidated financial statements and the related notes and other financial information appearing elsewhere in this report.

COMPANY OVERVIEW

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of the results of operations and financial condition of Pro-Dex, Inc. (“Company,” “Pro-Dex,” “we,” “our,” or “us”) for the three-month periods ended September 30, 2022 and 2021. This discussion should be read in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this report. This report contains certain forward-looking statements and information. The cautionary statements included herein should be read as being applicable to all related forward-looking statements wherever they may appear. Our actual future results could differ materially from those discussed herein.

Except for the historical information contained herein, the matters discussed in this report, including, but not limited to, discussions of our product development plans, business strategies, strategic opportunities, and market factors influencing our results, are forward-looking statements that involve certain risks and uncertainties. Actual results may differ from those anticipated by us as a result of various factors, both foreseen and unforeseen, including, but not limited to, our ability to continue to develop new products and increase sales in markets characterized by rapid technological evolution, the impact of the COVID-19 pandemic on our suppliers, customers and us, consolidation within our target marketplace and among our competitors, competition from larger, better capitalized competitors, and our ability to realize returns on opportunities. Many other economic, competitive, governmental, and technological factors could impact our ability to achieve our goals. You are urged to review the risks, uncertainties, and other cautionary language described in this report, as well as in our other public disclosures and reports filed with the Securities and Exchange Commission (“SEC”) from time to time, including, but not limited to, the risks, uncertainties, and other cautionary language discussed in our Annual Report on Form 10-K for our fiscal year ended June 30, 2022.

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

Basis of Presentation

The condensed consolidated results of operations presented in this report are not audited and those results are not necessarily indicative of the results to be expected for the entirety of our fiscal year ending June 30, 2023, or any other interim period during such fiscal year. Our fiscal year ends on June 30 and our fiscal quarters end on September 30, December 31, and March 31. Unless otherwise stated, all dates refer to our fiscal year and those fiscal quarter.

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used or changes in the accounting estimate that are reasonably likely to occur could materially change the financial statements. Management believes that there have been no significant changes during the three months ended September 30, 2022, to the items that we disclosed as our critical accounting policies in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for our fiscal year ended June 30, 2022.

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

In November 2020, we purchased an approximate 25,000 square foot industrial building in Tustin, California (the “Franklin Property”). This building is located approximately four miles from our Irvine, California headquarters and was acquired to provide us additional capacity for our expected continued future growth, including anticipated expanded capacity for the manufacture of batteries and new products. We completed the build-out of the property during fiscal 2022, we received FDA authorization to commence manufacturing activities during the first quarter of fiscal 2023, and we are currently performing various verification and validation activities for both equipment and processes, which includes the validation of our new clean room. We expect that we will begin operations in the new facility during the third quarter of this fiscal year.

In summary, our current objectives are focused primarily on maintaining our relationships with our current medical device customers, investing in research and development activities to design unique medical devices as well as Pro-Dex branded drivers to leverage our torque-limiting software, expansion of our manufacturing capacity through the commencement of operations at the Franklin Property, and promoting active product development proposals to new and existing customers for both orthopedic shavers and screw drivers for a multitude of surgical applications, while monitoring closely the progress of all these individual endeavors. While we expect revenue growth in the future, it may not be a consistent trajectory but rather periods of incremental growth that current expenditures are helping to create. However, there can be no assurance that we will be successful in any of these objectives.

COVID-19 Pandemic

We have adjusted certain policies and procedures based on applicable national, state, and local emergency orders and safety guidance that may be issued from time to time, in order to effectively manage our business during the pandemic and to keep our employees safe. These measures have changed over time and continue to change as our specific circumstances change.

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

During fiscal 2022, we began to see some challenges in our supply chain in the form of delayed shipments, longer lead times, higher prices, and surcharges, much of which our suppliers indicate have been caused by the COVID-19 pandemic. We have largely been able to mitigate our biggest supply chain concerns by sourcing replacement chips through alternative suppliers, albeit at much higher prices, for many of our printed circuit board assemblies. In so doing, our cost of sales increased during the second half of fiscal 2022 and thus far in fiscal 2023. We continue to implement plans and processes to mitigate these challenges that many manufacturers similarly face. Our long-term prospects remain positive, and we believe these challenges will negatively impact us only in the short-term.

Results of Operations

The following tables set forth results from continuing operations for the three months ended September 30, 2022 and 2021 (in thousands, except percentages):

	Three Months Ended September 30,
	2022		2021
	Dollars in thousands
		% of Net Sales		% of Net Sales
Net sales	$11,087	100%	$9,988	100%
Cost of sales	8,131	73%	6,560	66%
Gross profit	2,956	27%	3,428	34%
Selling expenses	53	—	37	—
General and administrative expenses	1,024	9%	1,093	11%
Research and development costs	929	8%	980	10%
	2,006	18%	2,110	21%
Operating income	950	9%	1,318	13%
Other income, net	344	3%	53	1%
Income before income taxes	1,294	12%	1,371	14%
Provision for income taxes	218	2%	307	3%
Net income	$1,076	10%	$1,064	11%

Revenue

The majority of our revenue is derived from designing, developing, and manufacturing surgical devices. We continue to sell our rotary air motors for industrial and scientific applications, but our focus remains in medical devices. The proportion of total sales by type is as follows (in thousands, except percentages):

	Three Months Ended September 30,				Increase (Decrease) From
	2022		2021		2021 To 2022
	Dollars in thousands
		% of Net Sales		% of Net Sales
Net sales:
Medical device	$7,887	71%	$8,284	83%	(5%)
Industrial and scientific	224	2%	216	2%	4%
Dental and component	103	1%	62	1%	66%
NRE & proto-types	907	8%	196	2%	363%
Repairs	2,252	20%	1,459	14%	54%
Discounts and other	(286)	(2%)	(229)	(2%)	25%
	$11,087	100%	$9,988	100%	11%

Certain of our medical device products utilize proprietary designs developed by us under exclusive development and supply agreements. All of our medical device products utilize proprietary manufacturing methods and know-how, and are manufactured in our Irvine, California facility. Details of our medical device sales by type is as follows (in thousands, except percentages):

	Three Months Ended September 30,				Increase (Decrease) From
	2022		2021		2021 To 2022
	Dollars in thousands
		% of Med Device Sales		% of Med Device Sales
Medical device sales:
Orthopedic	$5,635	72%	$5,706	69%	(1%)
CMF	2,083	26%	2,387	29%	(13%)
Thoracic	169	2%	191	2%	(12%)
	$7,887	100%	$8,284	100%	(5%)

Our medical device revenue decreased $0.4 million, or 5%, in the first quarter of fiscal 2023 compared to the corresponding period of the prior fiscal year. The declines in medical device sales across all of our product lines seems to reflect a general softening of the markets.

Sales of our compact pneumatic air motors increased $8,000, or 4%, in the first quarter of fiscal 2023 compared to the corresponding period of the prior fiscal year. The revenue increase relates to a continued interest in these legacy products but is not due to any substantive marketing efforts. Sales of our dental products and components increased $41,000 in the first quarter of fiscal 2023 compared to the corresponding quarter of the prior fiscal year. We believe this increase is temporary due to sales of components to our board assembly houses due to the recent chip shortages experienced globally. Our non-recurring engineering (“NRE”) and proto-type revenue increased $711,000 in the first quarter of fiscal 2023 compared to the corresponding period of the prior fiscal year, due to an increase in billable contracts. Our NRE and proto-type revenue is typically a small percentage of our total revenue and can vary significantly from quarter to quarter.

Repair revenue increased by $793,000 in the first quarter of fiscal 2023 compared to the corresponding period of the prior fiscal year, due to an increased number of repairs of the orthopedic handpiece we sell to our largest customer. This increase was expected as we have been asked to upgrade handpieces to the next generation, which design was released to manufacture in the third quarter of fiscal 2022.

Discounts and other increased by $57,000 in the first quarter of fiscal 2023 compared to the corresponding period of the prior fiscal year, due to volume rebates related to the orthopedic handpiece we sell to our largest customer which they negotiated in conjunction with our contract extension through 2025.

At September 30, 2022, we had a backlog of approximately $26.6 million, of which $18.6 million is scheduled for delivery during the remainder of fiscal 2023. Our backlog represents firm purchase orders received and acknowledged from our customers and does not include all revenue expected to be generated from existing customer contracts. We may experience variability in our new order bookings due to various reasons, including, but not limited to, the timing of major new product launches and customer planned inventory builds. However, we do not typically experience seasonal fluctuations in our shipments and revenues.

Cost of Sales and Gross Margin

	Three Months Ended September 30,				Increase (Decrease) From
	2022		2021		2021 To 2022
	Dollars in thousands
		% of Net Sales		% of Net Sales
Cost of sales:
Product costs	$7,611	69%	$6,632	66%	15%
Under-(over) absorption of manufacturing costs	362	3%	(146)	(1%)	348%
Inventory and warranty charges	158	1%	74	1%	114%
Total cost of sales	$8,131	73%	$6,560	66%	24%
Gross profit and gross margin	$2,956	27%	$3,428	34%	(14%)

Cost of sales for the three-month period ended September 30, 2022 increased by $1.6 million, or 24%, compared to the corresponding period of the prior fiscal year. Although some of the increase in cost of sales is consistent with the 11% increase in revenue for the same period, approximately $450,000 of the increase relates to the repairs performed to upgrade the orthopedic handpieces we sell our largest customer to the newest release at no additional cost. We continue to negotiate in good faith with our customer for additional remuneration for these refurbished and repaired handpieces. Product costs increased by $979,000, or 15%, during the three months ended September 30, 2022, compared to the corresponding period of the prior fiscal year, due to both higher material costs, predominantly related to the repairs discussed above, and higher costs in our machine shop, materials, assembly and quality departments. During the first quarter of fiscal 2023 we experienced $362,000 of under-absorbed manufacturing costs compared to an over-absorption of $146,000 in the first quarter of fiscal 2022, primarily due to the growth of indirect costs outpacing actual production hours. Costs related to inventory and warranty charges increased $84,000 in the first quarter of fiscal 2023 compared to the corresponding quarter of fiscal 2022, due primarily to upgraded repairs we perform on orthopedic handpieces we sell to our largest customer that are still under-warranty at no additional cost.

Gross profit decreased by approximately $472,000, or 14%, for the three months ended September 30, 2022 compared to the corresponding period of the prior fiscal year, and gross margin as a percentage of sales decreased by seven percentage points between such periods, primarily as a result of higher component costs and additional repair costs described above.

Operating Costs and Expenses

	Three Months Ended September 30,				Increase (Decrease) From
	2022		2021		2021 To 2022
	Dollars in thousands
		% of Net Sales		% of Net Sales
Operating expenses:
Selling expenses	$53	1%	$37	—	43%
General and administrative expenses	1,024	9%	1,093	11%	(6%)
Research and development costs	929	8%	980	10%	(5%)
	$2,006	18%	$2,110	21%	(5%)

Selling expenses consist of salaries and other personnel-related expenses in support of business development, as well as trade show attendance, advertising and marketing expenses, and travel and related costs incurred in generating and maintaining our customer relationships. Selling expenses for the three months ended September 30, 2022 increased $16,000, or 43%, compared to the corresponding year-earlier period. The increase is primarily due to sales commissions.

General and administrative expenses (“G&A”) consist of salaries and other personnel-related expenses of our accounting, finance, and human resources personnel, professional fees, directors’ fees, and other costs and expenses attributable to being a public company. G&A decreased by $69,000, or 6%, for the three months ended September 30, 2022, when compared to the corresponding period of the prior fiscal year. The decrease in total G&A was primarily related to reduced non-cash compensation expense related to the non-qualified stock options granted in the prior fiscal year.

Research and development costs generally consist of compensation and other personnel-related costs of our engineering and support personnel, related professional and consulting fees, patent-related fees, lab costs, materials, and travel and related costs incurred in the development and support of our products. Research and development costs decreased $51,000, or 5%, for the quarter ended September 30, 2022, compared to the corresponding prior year period. The decrease is due primarily to an increase in the amount of $108,000 in salaries and personnel costs offset by $179,000 in reduced internal engineering project spending.

Although the majority of our research and development costs relate to sustaining activities related to products we currently manufacture and sell, we have created a product roadmap to develop future products. Many of our product development efforts are undertaken only upon completion of an analysis of the size of the market, our ability to differentiate our product from our competitors’, as well as an analysis of our specific sales prospects with new and/or existing customers. Research and development costs represent 46% of total operating expenses for all periods presented and are expected to remain relatively flat the remainder of this fiscal year as we continue to work on customer funded NRE projects.

The amount spent on projects under development, along with the current estimated commercial launch date and estimated recurring annual revenue, is summarized below (in thousands):

	For the Three Months Ended September 30,		Market	Est. Annual
	2022	2021	Launch(1)	Revenue(2)
Total Research & Development costs:	$929	$980

Products in development:
ENT Shaver	$43	$232	Q4 2023	$1,000
Sustaining & Other	886	748
Total.	$929	$980

(1)	Represents the calendar quarter of expected market launch.
(2)	The products in development include risks that they could be abandoned in the future prior to completion, they could fail to become commercialized, or the actual annual revenue realized may be less than the amount estimated.

As we introduce new products into the market, we expect to see an increase in sustaining and other engineering expenses. Typical examples of sustaining engineering activities include, but are not limited to, end-of- life component replacement, especially in electronic components found in our printed circuit board assemblies, analysis of customer complaint data to improve process and design, replacement and enhancement of tooling and fixtures used in the machine shop, assembly operations, and inspection areas to improve efficiency and through-put. Additionally, these costs include development projects that may be in their infancy and may or may not result in a full-fledged product development effort or projects that are later abandoned. For instance, in prior filings we included expenses related to the VITAL ventilator product, which we have removed from the table above because we did not spend any resources on this project in the first quarter of fiscal 2023 and we do not expect to in the foreseeable future.

Other Income (Expense), net

Interest and dividend income

The interest and dividend income recorded during the quarters ended September 30, 2022 and 2021, consists primarily of interest and dividends from our investments and money market accounts. One of the investments in our portfolio paid a $204,000 cash dividend in the first quarter of fiscal 2023, and no such dividend was paid during the prior fiscal year.

Unrealized gain on marketable equity investments

The unrealized gain on marketable securities for the quarters ended September 30, 2022 and 2021, relates to our portfolio of investments described more fully in Note 4 to the condensed consolidated financial statements contained elsewhere in this report.

Interest expense

The interest expense recorded during the quarters ended September 30, 2022 and 2021, relates to our Minnesota Bank and Trust (“MBT”) loans described more fully in Note 10 to the condensed consolidated financial statements contained elsewhere in this report.

Income Tax Expense

The effective tax rate for the three months ended September 30, 2022 and 2021, is 17% and 22%, respectively. The current year effective tax rate is less than the prior year rate due primarily to a tax benefit recognized as a result of the common stock awarded to our employees described more fully in Note 8 to the condensed consolidated financial statements contained elsewhere in this report.

Liquidity and Capital Resources

Cash and cash equivalents at September 30, 2022 increased $1.9 million to $2.8 million as compared to $0.9 million at June 30, 2022. The following table includes a summary of our condensed statements of cash flows contained elsewhere in this report.

	As of and For the Three Months Ended September 30,
	2022	2021
	(in thousands)
Cash provided by (used in):
Operating activities	$2,892	$2,701
Investing activities	$(90)	$(874)
Financing activities	$(853)	$(371)

Cash and working capital:
Cash and cash equivalents	$2,798	$5,177
Working capital	$20,162	$19,806

Operating Activities

Net cash provided by operating activities during the three months ended September 30, 2022 totaled $2.9 million. The primary sources of cash arose from (a) our net income for the quarter of $1.1 million, as well as non-cash share-based compensation and depreciation and amortization of $207,000 and $193,000, respectively, (b) a decrease of $4.3 million in accounts receivable due to more timely collection of receivables from our largest customer, and (c) an increase in accounts payable and accrued expenses of $273,000. Uses of cash arose primarily from an increase in inventory of $3.0 million primarily related to building up inventory in anticipation of our transfer of assembly and repairs to the Franklin Property.

Net cash provided by operating activities during the three months ended September 30, 2021 totaled $2.7 million. The primary sources of cash arose from (a) our net income for the quarter of $1.1 million, as well as non-cash share-based compensation and depreciation and amortization of $300,000 and $184,000, respectively, (b) a decrease of $834,000 in accounts receivable, and (c) a decrease in prepaid expenses and other current assets of $284,000. Uses of cash arose primarily from an increase in inventory of $470,000 primarily related to timing of various components and advance procurement of long-lead time items.

Investing Activities

Net cash used in investing activities for the three months ended September 30, 2022 was $90,000 and related primarily to the purchase of equipment and improvements at the Franklin Property in the amount of $178,000 offset by the sale of marketable securities in the amount of $88,000.

Net cash used in investing activities for the three months ended September 30, 2021 was $874,000 and related almost exclusively to the purchase of manufacturing equipment and improvements at the Franklin Property.

Financing Activities

Net cash used in financing activities for the three months ended September 30, 2022 included net principal payments of $318,000 on our existing loans from MBT more fully described in Note 10 to the condensed consolidated financial statements contained elsewhere in this report, the repurchase of $354,000 of common stock pursuant to our share repurchase program, as well as $223,000 of employee payroll taxes related to the award of 37,500 shares of common stock to employees under previously granted performance awards.

Net cash used in financing activities for the three months ended September 30, 2021 included the repurchase of $95,000 of common stock pursuant to our share repurchase program, as well as principal payments of $306,000 on our loans from MBT.

Financing Facilities & Liquidity Requirements for the Next Twelve Months

As of September 30, 2022, our working capital was $20.2 million. We currently believe that our existing cash and cash equivalent balances together with our account receivable balances will provide us sufficient funds to satisfy our cash requirements as our business is currently conducted for at least the next 12 months. In addition to our cash and cash equivalent balances, we expect to derive a portion of our liquidity from our cash flows from operations.

We are focused on preserving our cash balances by monitoring expenses, identifying cost savings, and investing only in those development programs and products that we believe will most likely contribute to our profitability. As we execute on our current strategy, however, we may require debt and/or equity capital to fund our working capital needs and requirements for capital equipment to support our manufacturing and inspection processes. In particular, we have experienced negative operating cash flow in the past, especially as we procure long-lead time materials to satisfy our backlog, which can be subject to extensive variability. We believe that if we need additional capital to fund our operations, we can sell additional shares of our common stock under our previously disclosed ATM Agreement, which is currently suspended.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer and principal accounting officer) have concluded based on their evaluation as of September 30, 2022, that our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) are effective. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer and principal accounting officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

 Internal Control over Financial Reporting

During the three months ended September 30, 2022, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 13 to condensed consolidated financial statements contained elsewhere in this report.

ITEM 1A. RISK FACTORS

Our business, future financial condition, and results of operations are subject to a number of factors, risks, and uncertainties, which are disclosed in Item 1A, entitled “Risk Factors,” in Part I of our Annual Report on Form 10-K for our fiscal year ended June 30, 2022, as well as any amendments thereto or additions and changes thereto contained in this quarterly report on Form 10-Q for the quarter ended September 30, 2022. Additional information regarding some of those risks and uncertainties is contained in the notes to the condensed consolidated financial statements included elsewhere in this report and in Part I, Item 2, of this report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The risks and uncertainties disclosed in our Form 10-K, our quarterly reports on Form 10-Q, and other reports filed with the SEC are not necessarily all of the risks and uncertainties that may affect our business, financial condition, and results of operations in the future. There have been no material changes to the risk factors as disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2022.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchases by the Company of its common stock during the quarter ended September 30, 2022 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2022 to July 31, 2022	4,662	$15.88	4,662	710,691
August 1, 2021 to August 31, 2021	3,424	$16.56	3,424	707,267
September 1, 2021 to September 30, 2021	12,767	$17.50	12,767	694,500
Total	20,853	$16.98	20,853	694,500

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

PRO-DEX, INC.

Date: November 3, 2022	By:	/s/ Richard L. Van Kirk
Richard L. Van Kirk
Chief Executive Officer (principal executive officer)

Date: November, 2022	By:	/s/ Alisha K. Charlton
Alisha K. Charlton
Chief Financial Officer (principal financial officer and principal accounting officer)

EXHIBIT INDEX

Exhibit	Description
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)