Form 10-Q
period 2022-12-31
PRO DEX INC
filed 2023-02-02
CIK 788920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2022
OR
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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 3,543,845 shares of common stock, no par value, as of February 2, 2023.

PRO-DEX, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2022

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PRO-DEX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share amounts)

	December 31, 2022	June 30, 2022
ASSETS
Current assets:
Cash and cash equivalents	$382	$849
Investments	1,134	755
Accounts receivable, net of allowance for doubtful accounts of $2 and $0 at December 31, 2022 and at June 30, 2022, respectively	12,195	15,384
Deferred costs	877	710
Inventory	15,135	12,678
Prepaid expenses and other current assets	1,664	790
Total current assets	31,387	31,166
Land and building, net	6,296	6,343
Equipment and leasehold improvements, net	5,203	4,833
Right-of-use asset, net	2,063	2,248
Intangibles, net	98	118
Deferred income taxes, net	764	797
Investments	1,726	1,779
Other assets	42	42
Total assets	$47,579	$47,326

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,364	$3,761
Accrued expenses	3,314	2,751
Income taxes payable	1,026	544
Deferred revenue	851	1,013
Notes payable	3,110	3,285
Total current liabilities	11,665	11,354
Lease liability, net of current portion	1,850	2,054
Notes payable, net of current portion	9,590	10,250
Total non-current liabilities	11,440	12,304
Total liabilities	23,105	23,658

Shareholders’ equity:
Common shares; no par value; 50,000,000 shares authorized; 3,553,929 and 3,596,131 shares issued and outstanding at December 31, 2022 and June 30, 2022, respectively	6,533	7,682
Retained earnings	17,941	15,986
Total shareholders’ equity	24,474	23,668
Total liabilities and shareholders’ equity	$47,579	$47,326

The accompanying notes are an integral part of these condensed consolidated financial statements.

PRO-DEX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021

Net sales	$11,282	$10,173	$22,369	$20,161
Cost of sales	8,659	6,769	16,791	13,329
Gross profit	2,623	3,404	5,578	6,832

Operating expenses:
Selling expenses	68	22	122	59
General and administrative expenses	951	1,165	1,975	2,257
Research and development costs	467	615	1,395	1,596
Total operating expenses	1,486	1,802	3,492	3,912

Operating income	1,137	1,602	2,086	2,920
Interest expense	(128)	(117)	(258)	(237)
Unrealized gain (loss) on marketable equity investments	158	(300)	408	(152)
Interest and other income	7	25	225	49
Gain on sale of investments	—	—	7	—
Income before income taxes	1,174	1,210	2,468	2,580
Income tax expense	(295)	(285)	(513)	(592)
Net income	$879	$925	$1,955	$1,988

Basic net income per share:
Net income	$0.25	$0.25	$0.54	$0.54
Diluted net income per share:
Net income	$0.24	$0.25	$0.53	$0.53

Weighted average common shares outstanding:
Basic	3,574	3,657	3,595	3,654
Diluted	3,652	3,767	3,672	3,774
Common shares outstanding	3,554	3,642	3,554	3,642

The accompanying notes are an integral part of these condensed consolidated financial statements.

PRO-DEX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(Unaudited)

(In thousands)

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
Common stock:
Balance, beginning of period	$7,354	$8,188	$7,682	$7,953
Share-based compensation expense	171	275	378	575
Share repurchases	(995)	(577)	(1,349)	(672)
Shares withheld from common stock issued to employees to pay employee payroll taxes	—	—	(223)	—
Exercise of stock options	3	—	11	—
ESPP shares issued	—	—	34	30
Balance, end of period	6,533	7,886	6,533	7,886

Retained earnings:
Balance, beginning of period	17,062	13,194	15,986	12,131
Net income	879	925	1,955	1,988
Balance, end of period	17,941	14,119	17,941	14,119

Total shareholders’ equity	$24,474	$22,005	$24,474	$22,005

The accompanying notes are an integral part of these condensed consolidated financial statements.

PRO-DEX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended December 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,955	$1,988
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	384	366
Share-based compensation	378	575
Unrealized (gain) loss on marketable equity investments	(408)	152
Non-cash lease expense	1	8
Amortization of loan fees	4	4
Gain on sale of investments	(7)	—
Impairment of long-lived assets	—	46
Deferred income taxes	33	—
Bad debt expense	2	2
Changes in operating assets and liabilities:
Accounts receivable	3,187	2,081
Deferred costs	(167)	(231)
Inventory	(2,457)	(848)
Prepaid expenses and other assets	(874)	(577)
Accounts payable and accrued expenses	147	(376)
Deferred revenue	(162)	434
Income taxes payable	481	595
Net cash provided by operating activities	2,497	4,219

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	—	(334)
Purchases of equipment and improvements	(687)	(1,072)
Proceeds from sale of investments	89	—
Increase in intangibles	—	(24)
Net cash used in investing activities	(598)	(1,430)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchases of common stock	(1,349)	(672)
Proceeds from exercise of options and ESPP contributions	45	30
Payment of employee payroll taxes on net issuance of common stock	(223)	—
Proceeds from Minnesota Bank & Trust revolving loan	1,800	—
Principal payments on notes payable and revolving loan	(2,639)	(616)
Net cash used in financing activities	(2,366)	(1,258)

Net increase (decrease) in cash and cash equivalents	(467)	1,531
Cash and cash equivalents, beginning of period	849	3,721
Cash and cash equivalents, end of period	$382	$5,252

The accompanying notes are an integral part of these condensed consolidated financial statements.

4

PRO-DEX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

(Unaudited)

(In thousands)

	Six Months Ended December 31,
	2022	2021
Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest	$257	$198
Income taxes	$841	$785

Non-cash investing and financing activity:
Cashless stock option exercise	$—	$45

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

Recently Issued Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”, which introduces a forward-looking approach, based on expected losses, to estimate credit losses on certain types of financial instruments, including trade receivables. The estimate of expected credit losses will require entities to incorporate considerations of historical information, current information, and reasonable and supportable forecasts. This ASU also expands the disclosure requirements to enable users of financial statements to understand the entity’s assumptions, models, and methods for estimating expected credit losses. This guidance is effective for fiscal years beginning after December 15, 2022 (fiscal 2024 for the Company) with early adoption permitted. We are currently reviewing this ASU and its potential impact on our consolidated financial statements.

There are no other recently issued accounting pronouncements that we have not yet adopted that we believe will have a material effect on our financial statements.

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

PRO-DEX INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3. NET SALES

The following table presents the disaggregation of net sales by revenue recognition model (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
Net Sales:
Over-time revenue recognition	$483	$115	$1,391	$311
Point-in-time revenue recognition	10,799	10,058	20,978	19,850
Total net sales	$11,282	$10,173	$22,369	$20,161

The timing of revenue recognition, billings, and cash collections results in billed accounts receivables, unbilled receivables (presented as deferred costs on our condensed consolidated balance sheets) and customer advances and deposits (presented as deferred revenue on our condensed consolidated balance sheets), where applicable. Amounts are generally billed as work progresses in accordance with agreed upon milestones. The over-time revenue recognition model consists of non-recurring engineering (“NRE”) and prototype services and typically relates to NRE services related to the evaluation, design or customization of a medical device and is typically recognized over time utilizing an input measure of progress based on costs incurred compared to the estimated total costs upon completion. During the three and six months ended December 31, 2022, we recorded $312,000 and $862,000, respectively, of revenue that had been included in deferred revenue in the prior year. During the three and six months ended December 31, 2021, we recorded $98,000 of revenue that had been included in deferred revenue in the prior year. The revenue recognized from the contract liabilities consisted of satisfying our performance obligations during the normal course of business. Our entire deferred revenue balance of $851,000 at December 31, 2022, is currently expected to be recognized in the next 12 months.

The following tables summarize our contract assets and liability balances (in thousands):

	As of and for the Three Months Ended December 31,		As of and for the Six Months Ended December 31,
	2022	2021	2022	2021
Contract assets beginning balance	$591	$185	$714	$212
Expenses incurred during the year	412	$247	$746	$362
Amounts reclassified to cost of sales	(117)	—	(566)	(130)
Amounts allocated to discounts for standalone selling price	(9)	(8)	(17)	(20)
Contract assets ending balance	$877	$424	$877	$424

PRO-DEX INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	As of and for the Three Months Ended December 31,		As of and for the Six Months Ended December 31,
	2022	2021	2022	2021
Contract liabilities beginning balance	$851	$293	$1,013	$150
Payments received from customers	312	$389	$700	$532
Amounts reclassified to revenue	(312)	(98)	(862)	(98)
Contract liabilities ending balance	$851	$584	$851	$584

NOTE 4. COMPOSITION OF CERTAIN FINANCIAL STATEMENT ITEMS

Inventory

Inventory is stated at the lower of cost (first-in, first-out) or net realizable value and consists of the following (in thousands):

	December 31, 2022	June 30, 2022
Raw materials/purchased components	$8,667	$6,323
Work in process	2,622	3,463
Sub-assemblies/finished components	1,880	2,118
Finished goods	1,966	774
Total inventory	$15,135	$12,678

Investments

Investments are stated at market value and consist of the following (in thousands):

	December 31, 2022	June 30, 2022
Marketable equity securities - short-term	$1,134	$755
Marketable equity securities - long-term	1,726	1,779
Total marketable equity securities	$2,860	$2,534

Investments at December 31, 2022 and June 30, 2022 had an aggregate cost basis of $2,714,000 and $2,796,000, respectively. The long-term investments include equity investments of thinly traded securities that we classified as long term in nature because if we decide to sell these securities, we may not be able to sell our position within one year. At December 31, 2022, the investments included net unrealized gains of $146,000 (gross unrealized gains of $243,000 offset by gross unrealized losses of $97,000). At June 30, 2022, the investments included net unrealized losses of $262,000 (gross unrealized losses of $369,000 offset by gross unrealized gains of $107,000).

Of the total marketable equity securities at December 31, 2022 and June 30, 2022, $1,134,000 and $755,000, respectively, represent an investment in the common stock of Air T, Inc. Two of our Board members are also board members of Air T, Inc. and both either individually or through affiliates own an equity interest in Air T, Inc. Our Chairman, one of the two Board members aforementioned, also serves as the Chief Executive Officer and Chairman of Air T, Inc. Another of our Board members is employed by Air T, Inc. as its Chief of Staff. The shares were purchased through 10b5-1 Plans, that, in accordance with our internal policies regarding the approval of related-party transactions, were approved by our then three Board members that are not affiliated with Air T, Inc.

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

Land and building

Land and building consist of the following (in thousands):

	December 31, 2022	June 30, 2022
Land	$3,684	$3,684
Building	2,815	2,815
Total	6,499	6,499
Less: accumulated depreciation	(203)	(156)
Land and building	$6,296	$6,343

On November 6, 2020, we acquired the Franklin Property for a total purchase price of $6.5 million, of which we paid $1.3 million in cash and the balance of $5.2 million we financed through Minnesota Bank & Trust (“MBT”) (See Note 10). We substantially completed the build-out of the property in the first quarter of the fiscal 2022. Currently, we are actively engaged in various verification and validation activities and we moved certain employees into the new building during the third quarter of fiscal 2022. We expect that we will begin operations in the new facility during the third quarter of this fiscal year. The building is being amortized on a straight-line basis over a period of 30 years.

Intangibles

Intangibles consist of the following (in thousands):

	December 31, 2022	June 30, 2022
Patent-related costs	$208	$208
Less accumulated amortization	(110)	(90)
	$98	$118

Patent-related costs consist of legal fees incurred in connection with both patent applications and a patent issuance and will be amortized over the estimated life of the product(s) that is or will be utilizing the technology, or expensed immediately in the event the patent office denies the issuance of the patent. Future amortization expense is expected to be $21,000 for the remainder of fiscal 2023 and $42,000 per fiscal year through October 2025, at which time we expect these costs to be fully amortized. During the three months ended December 31, 2021, we impaired $46,000 in previously capitalized legal fees because although we were granted the underlying patent, in this case, we had (and continue to have) no products either in development or sold that utilize the intellectual property protected by the patent.

PRO-DEX INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 5. WARRANTY

The warranty accrual is based on historical costs of warranty repairs and expected future identifiable warranty expenses and is included in accrued expenses in the accompanying condensed consolidated balance sheets. As of December 31, 2022 and June 30, 2022, the warranty reserve amounted to $344,000 and $340,000, respectively. Warranty expenses are included in cost of sales in the accompanying condensed consolidated statements of income. Changes in estimates to previously established warranty accruals result from current period updates to assumptions regarding repair costs and warranty return rates and are included in current period warranty expense. Warranty expense relating to new product sales and changes to estimates for the three months ended December 31, 2022 and 2021 was $56,000 and $44,000, respectively, and for the six months ended December 31, 2022 and 2021 was $123,000 and $68,000, respectively.

Information regarding the accrual for warranty costs for the three and six months ended December 31, 2022 and 2021, are as follows (in thousands):

	As of and for the Three Months Ended December 31,		As of and for the Six Months Ended December 31,
	2022	2021	2022	2021
Beginning balance	$365	$232	$340	$221
Accruals during the period	55	33	109	64
Changes in estimates of prior period warranty accruals	1	11	14	4
Warranty amortization	(77)	(21)	(119)	(34)
Ending balance	$344	$255	$344	$255

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

The following table presents reconciliations of the numerators and denominators of the basic and diluted earnings per share computations for net income. In the tables below, net income amounts represent the numerator, and weighted average shares outstanding amounts represent the denominator (in thousands, except per share amounts):

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
Basic:
Net income	$879	$925	$1,955	$1,988
Weighted average shares outstanding	3,574	3,657	3,595	3,654
Basic income per share	$0.25	$0.25	$0.54	$0.54
Diluted:
Net income	$879	$925	$1,955	$1,988
Weighted average shares outstanding	3,574	3,657	3,595	3,654
Effect of dilutive securities	78	110	77	120
Weighted average shares used in calculation of diluted earnings per share	3,652	3,767	3,672	3,774
Diluted income per share	$0.24	$0.25	$0.53	$0.53

PRO-DEX INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

We recognize accrued interest and penalties related to unrecognized tax benefits when applicable. As of December 31, 2022 and 2021, we recognized accrued interest of $54,000 and $61,000, respectively, related to unrecognized tax benefits.

We are subject to U.S. federal income tax, as well as income tax of multiple state tax jurisdictions. We are currently open to audit under the statute of limitations by the Internal Revenue Service for the years ended June 30, 2019 and later. Our state income tax returns are open to audit under the statute of limitations for the years ended June 30, 2019 and later. However, because of our prior net operating losses and research credit carryovers, our tax years from June 30, 2007 are open to audit. We do not anticipate a significant change to the total amount of unrecognized tax benefits within the next 12 months.

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

In September 2016, our Board approved the establishment of the 2016 Equity Incentive Plan, which was approved by our shareholders at our 2016 Annual Meeting. The 2016 Equity Incentive Plan provides for the award of up to 1,500,000 shares of our common stock in the form of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted shares, restricted stock units, performance awards, and other stock-based awards. As of December 31, 2022, 200,000 performance awards and 372,000 non-qualified stock options have been granted under the 2016 Equity Incentive Plan.

Former Stock Option Plans

No options were granted under the Former Stock Option Plans during the three or six months ended December 31, 2022 and 2021.

PRO-DEX INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The last remaining stock options outstanding under the Former Stock Option Plans were exercised during the six months ended December 31, 2022. As such, as of December 31, 2022, there was no unrecognized compensation cost under the Former Stock Option Plans as there are no options outstanding. The following is a summary of stock option activity under the Former Stock Option Plans for the six months ended December 31, 2022 and 2021:

	Six Months Ended December 31,
	2022		2021
	Number of Shares	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Exercise Price
Outstanding at July 1,	6,500	$1.82	31,500	$1.81
Options granted	—	—	—	—
Options exercised	(6,500)	1.82	(25,000)	1.80
Options forfeited	—	—	—	—
Outstanding at end of period	—	$—	6,500	$1.82
Stock Options Exercisable at December 31,	—	$—	6,500	$1.82

Performance Awards

In December 2017, the Compensation Committee of our Board of Directors granted 200,000 performance awards to our employees under our 2016 Equity Incentive Plan, which will generally be paid in shares of our common stock. Whether any performance awards vest, and the amount that does vest, is tied to the completion of service periods that range from 7 months to 9.5 years at inception and the achievement of our common stock trading at certain pre-determined prices. The weighted-average fair value of the performance awards granted was $4.46, calculated using the weighted-average fair market value for each award, using a Monte Carlo simulation. In February 2020, the Compensation Committee reallocated 48,000 previously forfeited awards, having the same remaining terms and conditions, to certain employees. The weighted-average fair value of the performance awards reallocated in 2020 was $16.90, calculated using the weighted-average fair market value for each award, using a Monte Carlo simulation. In December 2021, the Compensation Committee reallocated an additional 17,500 previously forfeited awards, having the same remaining terms and conditions, to other employees. The weighted average fair value of the performance awards reallocated in 2021 was $20.34, calculated using the weighted average fair market value for each award, using a Monte Carlo simulation. During the three months ended December 31, 2022, and 2021, we recorded share-based compensation expense of $30,000 and $21,000, respectively, related to outstanding performance awards. During the six months ended December 31, 2022 and 2021, we recorded share-based compensation expense of $60,000 and $42,000, respectively, related to outstanding performance awards. On December 31, 2022, there was approximately $262,000 of unrecognized compensation cost related to non-vested performance awards, which is expected to be expensed over the weighted-average period of 2.50 years.

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

PRO-DEX INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Non-Qualified Stock Options

In December 2020, the Compensation Committee of our Board of Directors granted 310,000 non-qualified stock options to our directors and certain employees under the 2016 Equity Incentive Plan. The vesting of these stock options is tied to the completion of service periods that range from 18 months to 10.5 years from the date of grant and the achievement of our common stock trading at certain pre-determined prices. In December 2021, the Compensation Committee reallocated 5,000 previously forfeited non-qualified stock options, having the same remaining terms and conditions, to another employee. During the three months ended December 31, 2022 and 2021, we recorded compensation expense of $140,000 and $254,000, respectively, related to these options. During the six months ended December 31, 2022 and 2021, we recorded compensation expense of $312,000 and $527,000, respectively, related to these options. The weighted average fair value of the stock option awards granted was $16.72, calculated using a Monte Carlo simulation. As of December 31, 2022, none of these stock options had vested and there was approximately $2.7 million of unrecognized compensation cost related to these stock options.

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

During the three months ended December 31, 2022 and 2021, we did not record any share-based compensation expense relating to the ESPP, due to the fact that no six-month offering period ended during either quarter. During the six months ended December 31, 2022 and 2021, 2,503 and 1,130 shares of our common stock were purchased under the ESPP, respectively, and allocated to employees based upon their contributions at prices of $13.52 and $26.17, respectively, per share. On a cumulative basis, since the inception of the ESPP, employees have purchased a total of 29,542 shares of our common stock. During the six months ended December 31, 2022 and 2021, we recorded share-based compensation expense in the amount of $6,000 and $5,000, respectively, relating to the ESPP.

PRO-DEX INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 9. MAJOR CUSTOMERS AND SUPPLIERS

Information with respect to customers that accounted for sales in excess of 10% of our total sales in either of the three-month and the six-month periods ended December 31, 2022 and 2021, is as follows (in thousands, except percentages):

	Three Months Ended December 31,
	2022		2021
	Amount	Percent of Total	Amount	Percent of Total

Net sales	$11,282	100%	$10,173	100%

Customer concentration:
Customer 1	$7,475	66%	$6,723	66%
Customer 2	1,697	15%	1,249	12%
Customer 3	1,400	12%	1,090	11%
Total	$10,572	93%	$9,062	89%

	Six Months Ended December 31,
	2022		2021
	Amount	Percent of Total	Amount	Percent of Total

Net sales	$22,369	100%	$20,161	100%

Customer concentration:
Customer 1	$14,957	67%	$13,714	68%
Customer 2	3,852	17%	2,189	11%
Customer 3	2,317	10%	1,970	10%
Total	$21,126	94%	$17,873	89%

Information with respect to accounts receivable from those customers who comprised more than 10% of our gross accounts receivable at either December 31, 2022 or June 30, 2022, is as follows (in thousands, except percentages):

	December 31, 2022		June 30, 2022
Total gross accounts receivable	$12,197	100%	$15,384	100%

Customer concentration:
Customer 1	$9,028	74%	$11,551	75%
Customer 2	2,213	18%	2,152	14%
Total	$11,241	92%	$13,703	89%

During the three months ended December 31, 2022, we had four suppliers accounting for 10% or more of total inventory purchases, and during the six months ended December 31, 2022, we had three suppliers that accounted for more than 10% of our total inventory purchases. During the three and six months ended December 31, 2021, we had two suppliers accounting for 10% or more of total inventory purchases. Amounts owed to the fiscal 2023 three most significant suppliers at December 31, 2022, totaled $1.5 million, $53,000 and $166,000, respectively, and at June 30, 2022, totaled $721,000, $430,000 and $372,000, respectively.

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

The Property Loan bears interest at a fixed rate of 3.55% per annum, which is subject to a 3% increase upon an event of default. Accrued interest was paid on December 1, 2020, and both principal and interest in the amount of approximately $30,000 are due and payable on the first day of each subsequent month until the maturity date of November 1, 2030 (the “Maturity Date”), at which time a balloon payment in the amount of $3.1 million is due. Any prepayment of the Property Loan (other than monthly scheduled interest and principal payments), is subject to a prepayment fee equal to 4% of the principal amount prepaid for any prepayment made during the first or second year, 3% of the principal amount prepaid for any prepayment made during the third or fourth year, 2% of the principal amount prepaid for any prepayment made during the fifth or sixth year, and 1% of the principal amount prepaid for any prepayment made during the seventh or eighth year. The Property Loan Agreement, Property Note, Deed, and Rents Assignment each contain representations, warranties, covenants, and events of default that are customary for a loan of this type. The balance owed on the Property Loan at December 31, 2022 is $4,842,000.

On the Closing Date, we also entered into an Amended and Restated Credit Agreement with MBT (the “Amended Credit Agreement”), providing for a $7,525,000 amended and restated term loan (the “Term Loan A”), a $1,000,000 term loan (the “Term Loan B”), and a $2,000,000 amended and restated revolving loan, evidenced by an Amended and Restated Term Note A (“Term Note A”), a Term Note B, and an Amended and Restated Revolving Credit Note (the “Revolving Note”) made by us in favor of MBT. The loans under the Amended Credit Agreement are secured by substantially all of the Company’s assets pursuant to a Security Agreement entered into on September 6, 2018, between the Company and MBT. The Term Note A had an outstanding principal balance of $3,770,331 as of the Closing Date and could be borrowed against through May 30, 2021 (the “Commitment Period”). During the third quarter ended March 31, 2021, we borrowed an additional $3,000,000 against Term Note A for the purpose of repurchasing shares of our common stock. The Term Note B had a zero balance as of the Closing Date and we borrowed the full $1,000,000 during the third quarter ended March 31, 2021, for the purpose of making improvements to the Franklin Property.

The Term Loan A matures on November 1, 2027, and bears interest at a fixed rate of 3.84% per annum. Initial payments on the Term Loan A of interest only were due on December 1, 2020 through June 1, 2021. Commencing July 1, 2021 and continuing on the first day of each month thereafter until the maturity date, we are required to make payments of principal and interest on Term Loan A of approximately $97,000 plus any additional accrued and unpaid interest through the date of payment. The balance owed on Term Loan A as of December 31, 2022, is $5,317,000.

The Term Loan B matures on November 1, 2027, and bears interest at a fixed rate of 3.84% per annum. Initial payments on the Term Loan B of interest only were due on December 1, 2020 through June 1, 2021. Commencing July 1, 2021 and continuing on the first day of each month thereafter until the maturity date, we are required to make payments of principal and interest on Term Loan B of approximately $15,000, plus any additional accrued and unpaid interest through the date of payment. The balance owing on Term Note B was $792,000 on December 31, 2022.

PRO-DEX INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

On December 29, 2022 (the “Amendment Date”), we entered into Amendment No. 2 to Amended and Restated Credit Agreement (the “Amendment”) with MBT, which amends the Amended Credit Agreement and provides for a supplemental line of credit in the amount of $3,000,000 (the “Supplemental Loan”). The Supplemental Loan is evidenced by a Supplemental Revolving Credit Note (the “Supplemental Note”) made by us in favor of MBT. The purpose of the Supplemental Loan is for financing acquisitions and repurchasing shares of our common stock. The Supplemental Loan may be borrowed against from time to time through its maturity date of December 29, 2024, on the terms set forth in the Amended Credit Agreement. As of December 31, 2022, no amounts have been drawn against the Supplemental Loan.

The Revolving Loan was also amended (the “Amended Revolving Loan”) in connection with the Amendment to extend the maturity date of the from November 5, 2023 to December 29, 2024, to increase the Revolving Loan facility from $2,000,000 to $7,000,000, and to increase the interest rate on the Revolving Loan (as described below), evidenced by an Amended and Restated Revolving Credit Note (the “Amended Revolving Note”) made by us in favor of MBT. The Amended Revolving Loan may be borrowed against from time to time by us through its maturity date on the terms set forth in the Amended Credit Agreement. As of December 31, 2022, we had drawn $1,800,000 against the Amended Revolving Loan. Loan origination fees in the amount of $16,000 are payable to MBT in conjunction with the Revolving Loan and the Supplemental Loan.

The Amended Revolving Loan and Supplemental Loan bear interest at an annual rate equal to the greater of (a) 5.0% or (b) SOFR for a one-month period from the website of the CME Group Benchmark Administration Limited plus 2.5% (the “Adjusted Term SOFR Rate”). Commencing on the first day of each month after we initially borrow against the Amended Revolving Loan and/or the Supplemental Loan and each month thereafter until maturity, we are required to pay all accrued and unpaid interest on the Amended Revolving Loan and Supplemental Loan through the date of payment. Any principal on the Amended Revolving Loan and/or Supplemental Loan that is not previously prepaid shall be due and payable in full on the maturity date (or earlier termination of the Amended Revolving Loan and/or Supplemental Loan).

Any payment on the Term Loan A, the Term Loan B, the Amended Revolving Loan or the Supplemental Loan (collectively, the “Loans”) not made within seven days after the due date is subject to a late payment fee equal to 5% of the overdue amount. Upon the occurrence and during the continuance of an event of default, the interest rate of all Loans will be increased by 3% and MBT may, at its option, declare all of the Loans immediately due and payable in full.

The Amended Credit Agreement, Amended Security Agreement, Term Note A, Term Note B, Amended Revolving Note and Supplemental Note contain representations and warranties, affirmative, negative and financial covenants, and events of default that are customary for loans of this type. We believe that we are in compliance with all of our debt covenants as of December 31, 2022, but there can be no assurance that we will remain in compliance for the duration of the term of these loans.

NOTE 11. COMMON STOCK

Share Repurchase Program

In December 2019, our Board approved a new share repurchase program authorizing us to repurchase up to one million shares of our common stock, as the prior repurchase plan authorized by our Board in 2013 was nearing completion. In accordance with, and as part of, these share repurchase programs, our Board approved the adoption of several prearranged share repurchase plans intended to qualify for the safe harbor provided by Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (“10b5-1 Plan” or “Plan”). During the three and six months ended December 31, 2022, we repurchased 53,993 and 74,846 shares, respectively, at an aggregate cost, inclusive of fees under the Plan, of $995,000 and $1.3 million, respectively. During the three and six months ended December 31, 2021, we repurchased 24,336 and 27,952 shares, respectively, at an aggregate cost, inclusive of fees under the Plan, of $577,000 and $672,000, respectively. On a cumulative basis, since implementation of the share repurchase program in 2013, we have repurchased a total of 1,185,582 shares under the share repurchase program at an aggregate cost, inclusive of fees, of $17.0 million. All repurchases under the 10b5-1 Plans were administered through an independent broker.

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

NOTE 12. LEASES

Our operating lease right-of-use asset and long-term liability are presented separately on our condensed consolidated balance sheet. The current portion of our operating lease liability as of December 31, 2022, in the amount of $397,000, is presented within accrued expenses on the condensed consolidated balance sheet.

As of December 31, 2022, our operating lease has a remaining lease term of four years and nine months and an imputed interest rate of 5.53%. Cash paid for amounts included in the lease liability for the three and six months ended December 31, 2022 totaled $127,000 and $250,000, respectively, and for December 31, 2021 totaled $123,000 and $243,000, respectively.

As of December 31, 2022, the maturity of our lease liability is as follows:

Operating Lease
Fiscal Year:
2023	$254
2024	519
2025	535
2026	551
2027	567
Thereafter	142
Total lease payments	2,568
Less imputed interest:	(321)
Total	$2,247

NOTE 13. COMMITMENTS AND CONTINGENCIES

Legal Matters

We may be involved from time to time in various legal proceedings arising either in the ordinary course of our business or incidental to our business. There can be no certainty, however, that we may not ultimately incur liability or that such liability will not be material and adverse.

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

COMPANY OVERVIEW

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of the results of operations and financial condition of Pro-Dex, Inc. (“Company,” “Pro-Dex,” “we,” “our,” or “us”) for the three-month and six-month periods ended December 31, 2022 and 2021. This discussion should be read in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this report. This report contains certain forward-looking statements and information. The cautionary statements included herein should be read as being applicable to all related forward-looking statements wherever they may appear. Our actual future results could differ materially from those discussed herein.

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

Basis of Presentation

The condensed consolidated results of operations presented in this report are not audited and those results are not necessarily indicative of the results to be expected for the entirety of the fiscal year ending June 30, 2023, or any other interim period during such fiscal year. Our fiscal year ends on June 30 and our fiscal quarters end on September 30, December 31, and March 31. Unless otherwise stated, all dates refer to our fiscal year and those fiscal quarters.

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used or changes in the accounting estimate that are reasonably likely to occur could materially change the financial statements. Management believes that there have been no significant changes during the three and six months ended December 31, 2022, to the items that we disclosed as our critical accounting policies in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended June 30, 2022.

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

In November 2020, we purchased an approximate 25,000 square foot industrial building in Tustin, California (the “Franklin Property”). This building is located approximately four miles from our Irvine, California headquarters and was acquired to provide us additional capacity for our expected continued future growth, including anticipated expanded capacity for the manufacture of batteries and new products. We completed the build-out of the property during fiscal 2022 and we received U.S. Food and Drug Administration authorization to commence manufacturing activities during the first quarter of fiscal 2023. We are currently performing various verification and validation activities for both equipment and processes, which includes the validation of our new clean room and we expect that we will begin operations in the new facility during the third quarter of this fiscal year.

In summary, our current objectives are focused primarily on maintaining our relationships with our current medical device customers, expanding our manufacturing capacity with the addition of the Franklin Property, investing in research and development activities to design Pro-Dex branded drivers to leverage our torque-limiting software, and promoting active product development proposals to new and existing customers for orthopedic shavers, screw drivers for a multitude of surgical applications, and other medical devices, while monitoring closely the progress of all these individual endeavors. Our investments in research and development have historically increased disproportionately to our growth in revenue and we anticipate this may continue in future periods. These expenditures are being made in an effort to release new products and garner new customer relationships. This fiscal year, however, the majority of our engineering efforts relate to customer funded NRE projects, which costs are reclassified to cost of sales. While we expect revenue growth in the future, it may not be a consistent trajectory but rather periods of incremental growth that current expenditures are helping to create. However, there can be no assurance that we will be successful in any of these objectives.

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

Description of Business Operations

Revenue

The majority of our revenue is derived from designing, developing and manufacturing surgical devices for the medical device industry. The proportion of total sales by type is as follows (in thousands, except percentages):

	Three Months Ended December 31,				Six Months Ended December 31,
	2022		2021		2022		2021
		% of Revenue		% of Revenue		% of Revenue		% of Revenue
Net sales:
Medical device products	$8,754	78%	$8,389	83%	$16,641	74%	$16,673	83%
Industrial and scientific	208	2%	238	2%	431	2%	454	2%
Dental and component	36	—	82	1%	139	1%	144	1%
NRE & Prototype	483	4%	115	1%	1,391	6%	311	1%
Repairs	2,089	19%	1,568	15%	4,341	19%	3,027	15%
Discounts and other	(288)	(3%)	(219)	(2%)	(574)	(2%)	(448)	(2%)
	$11,282	100%	$10,173	100%	$22,369	100%	$20,161	100%

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

	Three Months Ended December 31,				Six Months Ended December 31,
	2022		2021		2022		2021
		% of Total		% of Total		% of Total		% of Total
Medical device sales:
Orthopedic	$5,770	66%	$5,331	64%	$11,405	69%	$11,037	66%
CMF	2,239	26%	2,604	31%	4,322	26%	4,991	30%
Thoracic	745	8%	454	5%	914	5%	645	4%
Total	$8,754	100%	$8,389	100%	$16,641	100%	$16,673	100%

Sales of our medical device products increased $0.4 million, or 4%, for the three months ended December 31, 2022, and decreased slightly by $32,000 for the six months ended December 31, 2022, compared to the corresponding periods of the prior fiscal year.

Sales of our compact pneumatic air motors, reported as Industrial and scientific sales above, decreased $30,000, or 13%, and $23,000, or 5%, respectively, for the three and six months ended December 31, 2022, compared to the corresponding periods of the prior fiscal year. These are legacy products with no substantive marketing efforts. Our non-recurring (“NRE”) and proto-type revenue increased $368,000, or 320%, and $1.1 million, or 347%, for the three and six months ended December 31, 2022, compared to the corresponding periods of the prior fiscal year, due to an increase in billable contracts for various NRE projects undertaken for our customers.

Repair revenue increased $521,000, or 33%, and $1.3 million, or 43%, respectively, for the three and six months ended December 31, 2022, compared to the corresponding periods of the prior fiscal year, and are primarily comprised of repairs of handpieces for our largest customer. This increase was expected as we have been asked to upgrade handpieces to the next generation, which design was released to manufacture in the third quarter of fiscal 2022. We expect to continue to see increases in repair revenue for the remainder of this fiscal year because our largest customer has requested, beginning in December 2022, that we perform an enhanced repair on each handpiece, which includes the advance replacement of certain components.

At December 31, 2022, we had a backlog of approximately $20.7 million, of which $12.0 million is scheduled to be delivered in the third and fourth quarters of fiscal 2023 and the balance is scheduled to be delivered next fiscal year and beyond. Our backlog represents firm purchase orders received and acknowledged from our customers and does not include all revenue expected to be generated from existing customer contracts. We may experience variability in our new order bookings due to various reasons, including, but not limited to, the timing of major new product launches and customer planned inventory builds. However, we do not typically experience seasonal fluctuations in our shipments and revenues.

Cost of Sales and Gross Margin
(in thousands except percentages)

	Three Months Ended December 31,				Six Months Ended December 31,
	2022		2021		2022		2021
		% of Total		% of Total		% of Total		% of Total
Cost of sales:
Product cost	$7,864	91%	$6,340	94%	$15,557	93%	$12,972	97%
Under(over)-absorption of manufacturing costs	696	8%	248	3%	977	6%	102	1%
Inventory and warranty charges	99	1%	181	3%	257	1%	255	2%
Total cost of sales	$8,659	100%	$6,769	100%	$16,791	100%	$13,329	100%

	Three Months Ended December 31,		Six Months Ended December 31,		Year over Year ppt Change
	2022	2021	2022	2021	Three Months	Six Months

Gross margin	23%	34%	25%	34%	(11)	(9)

Cost of sales for the three and six months ended December 31, 2022, increased $1.9 million, or 28%, and $3.5 million, or 26%, respectively, compared to the corresponding periods of the prior fiscal year. Although some of the increase in cost of sales is consistent with the 11% increase in revenue for the same periods, approximately $432,000 and $882,000, of the increases, respectively, relate to the more costly repairs performed to upgrade the orthopedic handpieces we sell our largest customer to the newest release at no additional cost. In late December 2022 we began an enhanced repair program, which has an agreed upon repair price, such that we should see improvement in our margins in the second half of fiscal 2023. That said, however, we are continuing to negotiate with our largest customer to recover the additional cost of the repairs completed in the first half of this fiscal year. Additionally, under-absorption for the three and six months ended December 31, 2022, increased $448,000, or 180%, and $875,000, or 858%, respectively, compared to the corresponding periods of the prior fiscal year, primarily due to the growth of indirect costs in our machine shop, materials, assembly and quality departments outpacing actual production hours.

Gross profit decreased by $781,000, or 23%, and $1.2 million, or 18%, for the three and six months ended December 31, 2022, respectively, compared to the corresponding periods of the prior fiscal year, primarily as a result of the increase in repair costs for our largest customer’s handpiece as well as higher indirect costs in our machine shop, assembly, materials and quality departments. Gross margin as a percentage of sales for the three and six months ended December 31, 2022 decreased by approximately eleven and nine percentage points, respectively, compared to the corresponding periods of the prior fiscal year due to higher cost of sales described above.

Operating Expenses

Operating Costs and Expenses
(in thousands except % change)

	Three Months Ended December 31,				Six Months Ended December 31,				Year over Year % Change
	2022		2021		2022		2021		Three Months	Six Months
		% of Net Sales		% of Net Sales		% of Net Sales		% of Net Sales
Operating expenses:
Selling expenses	$68	1%	$22	—	$122	1%	$59	—	209%	106%
General and administrative expenses	951	8%	1,165	12%	1,975	9%	2,257	11%	(18%)	(13%)
Research and development costs	467	4%	615	6%	1,395	6%	1,596	8%	(24%)	(13%)
	$1,486	13%	$1,802	18%	$3,492	16%	$3,912	19%	(18%)	(11%)

Selling expenses consist of salaries and other personnel-related expenses for our business development department, as well as advertising and marketing expenses, and travel and related costs incurred in generating and maintaining our customer relationships. Selling expenses for the three and six months ended December 31, 2022 increased $46,000 and $63,000, respectively, compared to the corresponding periods of fiscal 2022. The increase is primarily due to increased sales commissions.

General and administrative expenses (“G&A”) consists of salaries and other personnel-related expenses of our accounting, finance and human resource personnel, as well as costs for outsourced information technology services, professional fees, directors’ fees, and other costs and expenses attributable to being a public company. G&A decreased $214,000 and $282,000, respectively, during the three and six months ended December 31, 2022, when compared to the corresponding periods of the prior fiscal year. The decreases relate primarily to reduced legal expenses related to employment matters and reduced non-cash compensation expense related to stock compensation, offset by increased legal fees related to intellectual property matters.

Research and development costs generally consist of salaries, employer paid benefits, and other personnel- related costs of our engineering and support personnel, as well as allocated facility and information technology costs, professional and consulting fees, patent-related fees, lab costs, materials, and travel and related costs incurred in the development and support of our products. Research and development costs for the three and six months ended December 31, 2022 decreased $148,000 and $201,000, respectively, compared to the corresponding periods of the prior fiscal year. These decreases are primarily due to increased personnel related expenses offset by decreased spending on internal development projects. When our engineers are engaged in billable projects as opposed to internal projects, costs get shifted to cost of sales instead of research and development.

Although the majority of our research and development costs relate to sustaining activities related to products we currently manufacture and sell, we have created a product roadmap to develop future products. The research and development costs represent between 31% and 41% of total operating expenses for all periods presented and are expected to increase in the future as we continue to invest in our business. The amount spent on internal projects under development is summarized below (in thousands):

	Three and Six Months Ended December 31, 2022		Three and Six Months Ended December 31, 2021		Est Market Launch(1)	Est Annual Revenue(2)
Total Research & Development costs:	$467	$1,395	$615	$1,596

Products in development:
ENT Shaver.	1	44	32	263	Q4 2023	$1,000
Sustaining & Other	466	1,351	583	1,333
Total	$467	$1,395	$615	$1,596

(1)	Represents the calendar quarter of expected market launch.

(2)	The products in development include risks that they could be abandoned in the future prior to completion, they could fail to become commercialized, or the actual annual revenue realized may be less than the amount estimated.

As we introduce new products into the market, we expect to see an increase in sustaining and other engineering expenses. Typical examples of sustaining engineering activities include, but are not limited to, end-of- life component replacement, especially in electronic components found in our printed circuit board assemblies, analysis of customer complaint data to improve process and design, replacement and enhancement of tooling and fixtures used in our machine shop, assembly operations, and inspection areas to improve efficiency and through-put. Additionally, these costs include development projects that may be in their infancy and may or may not result in a full-fledged product development effort or projects that are later abandoned. For instance, in prior filings we included expenses related to the VITAL ventilator product, which we have removed from the table above because we did not spend any resources on this project in the first half of fiscal 2023 and we do not expect to in the foreseeable future.

Interest & Other Income

Interest income for the three and six months ended December 31, 2022 and 2021 includes interest and dividends from our money market accounts and investment portfolio.

Interest Expense

Interest expense consists primarily of interest expense related to our Minnesota Bank and Trust (“MBT”) loans described more fully in Note 10 to the condensed consolidated financial statements contained elsewhere in this report.

Income Tax Expense

The effective tax rate for the three and six months ended December 31, 2022 and 2021 is slightly less than our combined expected federal and applicable state corporate income tax rates due to federal and state research credits.

Liquidity and Capital Resources

Cash and cash equivalents at December 31, 2022 decreased $467,000 to $382,000 as compared to $849,000 at June 30, 2022. The following table includes a summary of our condensed statements of cash flows contained elsewhere in this report.

	As of and For the Six Months Ended December 31,
	2022	2021
	(in thousands)
Cash provided by (used in):
Operating activities	$2,497	$4,219
Investing activities	$(598)	$(1,430)
Financing activities	$(2,366)	$(1,258)

Cash and Working Capital:
Cash and cash equivalents	$382	$5,252
Working Capital	$19,722	$20,117

Operating Activities

Net cash provided by operating activities was $2.5 million for the six months ended December 31, 2022, primarily due to net income of $2.0 million and non-cash depreciation and amortization of $385,000 offset by unrealized gains on marketable securities in the amount of $408,000. Accounts receivable net collections amounted to $3.2 million for the six months ended December 31, 2022, offset by expenditures of $2.5 million for inventory, based primarily upon a forecast received from our largest customer, which later was reduced. Although current inventory levels exceed immediate requirements for this customer, they do not exceed the amounts that they will eventually purchase contractually.

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

Investing Activities

Net cash used in investing activities for the six months ended December 31, 2022 was $598,000 and related mostly to improvements and equipment primarily for the Franklin Property.

Net cash used in investing activities for the six months ended December 31, 2021 was $1.4 million and related to an investment in marketable securities of $334,000 and equipment and improvements primarily for the Franklin Property of $1.1 million.

Financing Activities

Net cash used in financing activities for the six months ended December 31, 2022 included net principal payments of $839,000 on our existing loans from MBT more fully described in Note 10 to the condensed consolidated financial statements contained elsewhere in this report, the repurchase of $1.3 million of our common stock pursuant to our share repurchase program, as well as $223,000 of employee payroll taxes related to the award of 37,500 shares of common stock to employees under previously granted performance awards.

Net cash used in financing activities for the six months ended December 31, 2021 totaled $1.3 million and related primarily to the $672,000 repurchase of 27,952 shares of our common stock pursuant to our share repurchase program as well as $616,000 of principal payments on our loans from MBT.

Financing Facilities & Liquidity Requirements for the Next Twelve Months

As of December 31, 2022, our working capital was $19.7 million. We currently believe that our existing cash and cash equivalent balances together with our accounts receivable balances will provide us sufficient funds to satisfy our cash requirements as our business is currently conducted for at least the next 12 months. In addition to our cash and cash equivalent balances, we expect to derive a portion of our liquidity from our cash flows from operations. We may also borrow against our $7.0 million Amended Revolving Loan with MBT (See Note 10 to the condensed consolidated financial statements contained elsewhere in this report).

We are focused on preserving our cash balances by monitoring expenses, identifying cost savings, and investing only in those development programs and products that we believe will most likely contribute to our profitability. As we execute on our current strategy, however, we may require debt and/or equity capital to fund our working capital needs and requirements for capital equipment to support our manufacturing and inspection processes. In particular, we have experienced negative operating cash flow in the past, especially as we procure long-lead time materials to satisfy our backlog, which can be subject to extensive variability. We believe that if we need to raise additional capital to fund our operations we can do so by borrowing against our Amended Revolving Loan or by selling additional shares of our common stock under the ATM Agreement. (See Note 11 to the condensed consolidated financial statements contained elsewhere in this report).

Investment Strategy

We invest surplus cash from time to time through our Investment Committee, which is comprised of one management director, Richard Van Kirk, and two non-management directors, Raymond Cabillot and Nicholas Swenson, who chairs the committee. Both Mr. Cabillot and Mr. Swenson are active investors with extensive portfolio management expertise. We leverage the experience of these committee members to make investment decisions for the investment of our surplus operating capital or borrowed funds. Additionally, many of our securities holdings include stocks of public companies that either Messrs. Swenson or Cabillot or both may own from time to time either individually or through the investment funds that they manage, or other companies whose boards they sit on. The Investment Committee approved each of the investments comprising the $2.9 million of marketable public equity securities that we held at December 31, 2022.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer) have concluded based on their evaluation as of December 31, 2022 that our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) are effective. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer and principal accounting officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the three months ended December 31, 2022, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 1A. RISK FACTORS

Our business, future financial condition and results of operations are subject to a number of factors, risks and uncertainties, which are disclosed in Item 1A, entitled “Risk Factors” in Part I of our Annual Report on Form 10-K for our fiscal year ended June 30, 2022, as well as any amendments thereto or additions and changes thereto contained in this quarterly report on Form 10-Q for the quarter ended December 31, 2022. Additional information regarding some of those risks and uncertainties is contained in the notes to the condensed financial statements included elsewhere in this report and in Part I, Item 2, of this report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The risks and uncertainties disclosed in our Form 10-K, our quarterly reports on Form 10-Q and other reports filed with the SEC are not necessarily all of the risks and uncertainties that may affect our business, financial condition and results of operations in the future. There have been no material changes to the risk factors as disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2022.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchases by the Company of its common stock during the quarter ended December 31, 2022, were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2022 to October 31, 2022	24,195	$19.33	24,195	670,305
November 1, 2022 to November 30, 2022	17,450	$17.76	17,450	652,855
December 1, 2022 to December 31, 2022	12,348	$17.60	12,348	640,507

All repurchases were made pursuant to the Company’s previously announced repurchase program. For information concerning the Company’s repurchase program, please see the discussion under the caption “Share Repurchase Program” in Note 11 to the condensed consolidated financial statements included elsewhere in this report.

ITEM 6. EXHIBITS

Exhibit	Description

10.1	Amendment No. 2 to Amended and Restated Credit Agreement dated December 29, 2022 by and between Pro-Dex, Inc. and Minnesota Bank & Trust, a division of HTLF Bank (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed January 5, 2023).
10.2	Amended and Restated Revolving Credit Note dated December 29, 2022 made by Pro-Dex, Inc. in favor of Minnesota Bank & Trust, a division of HTLF Bank (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed January 5, 2023).
10.3	Supplemental Revolving Credit Note dated December 29, 2022 made by Pro-Dex, Inc. in favor of Minnesota Bank & Trust, a division of HTLF Bank (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed January 5, 2023).
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRO-DEX, INC.

Date: February 2, 2023	By:	/s/ Richard L. Van Kirk
Richard L. Van Kirk
Chief Executive Officer (principal executive officer)

Date: February 2, 2023	By:	/s/ Alisha K. Charlton
Alisha K. Charlton
Chief Financial Officer (principal financial officer and principal accounting officer)

EXHIBIT INDEX

Exhibit	Description

10.1	Amendment No. 2 to Amended and Restated Credit Agreement dated December 29, 2022 by and between Pro-Dex, Inc. and Minnesota Bank & Trust, a division of HTLF Bank (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed January 5, 2023).
10.2	Amended and Restated Revolving Credit Note dated December 29, 2022 made by Pro-Dex, Inc. in favor of Minnesota Bank & Trust, a division of HTLF Bank (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed January 5, 2023).
10.3	Supplemental Revolving Credit Note dated December 29, 2022 made by Pro-Dex, Inc. in favor of Minnesota Bank & Trust, a division of HTLF Bank (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed January 5, 2023).
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)