Form 10-Q
period 2023-03-31
PRO DEX INC
filed 2023-05-04
CIK 788920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
OR
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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 3,545,309 shares of common stock, no par value, as of May 4, 2023.

PRO-DEX, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2023

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PRO-DEX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share amounts)

	March 31, 2023	June 30, 2022
ASSETS
Current Assets:
Cash and cash equivalents	$2,088	$849
Investments	1,149	755
Accounts receivable, net of allowance for doubtful accounts of $2 and $0 at March 31, 2023 and at June 30, 2022, respectively	10,565	15,384
Deferred costs	279	710
Inventory	15,145	12,678
Prepaid expenses and other current assets	1,919	790
Total current assets	31,145	31,166
Land and building, net	6,273	6,343
Equipment and leasehold improvements, net	5,162	4,833
Right of use asset, net	1,968	2,248
Intangibles, net	87	118
Deferred income taxes, net	764	797
Investments	1,534	1,779
Other assets	42	42
Total assets	$46,975	$47,326

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$3,068	$3,761
Accrued expenses	2,425	2,751
Deferred revenue	57	1,013
Income taxes payable	1,480	544
Note payable	3,114	3,285
Total current liabilities	10,144	11,354
Lease liability, net of current portion	1,745	2,054
Notes payable, net of current portion	9,247	10,250
Total non-current liabilities	10,992	12,304
Total liabilities	21,136	23,658
Shareholders’ equity:
Common shares; no par value; 50,000,000 shares authorized; 3,545,309 and 3,596,131 shares issued and outstanding at March 31, 2023 and June 30, 2022, respectively	6,585	7,682
Retained earnings	19,254	15,986
Total shareholders’ equity	25,839	23,668
Total liabilities and shareholders’ equity	$46,975	$47,326

The accompanying notes are an integral part of these condensed consolidated financial statements.

PRO-DEX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022

Net sales	$13,079	$9,265	$35,448	$29,426
Cost of sales	9,268	6,407	26,058	19,737
Gross profit	3,811	2,858	9,390	9,689

Operating expenses:
Selling expenses	24	20	146	79
General and administrative expenses	1,009	1,145	2,983	3,402
Loss on disposal of equipment	—	14	—	14
Research and development costs	713	658	2,109	2,254
Total operating expenses	1,746	1,837	5,238	5,749

Operating income	2,065	1,021	4,152	3,940
Interest expense	(131)	(112)	(389)	(349)
Unrealized gain (loss) on marketable equity investments	(177)	(275)	231	(427)
Interest and other income	11	—	235	50
Gain on sale of investments	—	—	7	—
Income before income taxes	1,768	634	4,236	3,214
Income tax expense	(455)	(172)	(968)	(764)
Net income	$1,313	$462	$3,268	$2,450

Basic net income per share:
Net income	$0.37	$0.13	$0.91	$0.67
Diluted net income per share:
Net income	$0.36	$0.12	$0.89	$0.65

Weighted average common shares outstanding:
Basic	3,548	3,626	3,580	3,645
Diluted	3,623	3,749	3,656	3,774
Common shares outstanding	3,545	3,618	3,545	3,618

The accompanying notes are an integral part of these condensed consolidated financial statements.

PRO-DEX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(Unaudited)

(In thousands)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
Common shares:
Balance, beginning of period	$6,533	$7,886	$7,682	$7,953
Share-based compensation expense	206	358	584	932
Share repurchases	(198)	(584)	(1,547)	(1,255)
Shares withheld from common stock issued to pay employee payroll taxes	—	—	(223)	—
Exercise of stock options	—	—	11	—
ESPP shares issued	44	30	78	60
Balance, at end of period	$6,585	$7,690	$6,585	$7,690

Retained earnings:
Balance, beginning of period	$17,941	$14,119	$15,986	$12,131
Net income	1,313	462	3,268	2,450
Balance, at end of period	$19,254	$14,581	$19,254	$14,581

Total shareholders’ equity	$25,839	$22,271	$25,839	$22,271

The accompanying notes are an integral part of these condensed consolidated financial statements.

PRO-DEX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,268	$2,450
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	594	546
Amortization of loan fees	8	7
Share-based compensation	584	932
Unrealized (gain) loss on marketable equity investments	(231)	427
Non-cash straight-line lease amortization	(1)	10
Gain on sale of investments	(7)	—
Impairment of long-lived assets	—	61
Deferred income taxes	33	—
Bad debt expense (recovery)	2	(2)
Changes in operating assets and liabilities:
Accounts receivable and other current receivables	4,817	2,255
Deferred costs	431	(148)
Inventory	(2,467)	(3,429)
Prepaid expenses and other assets	(1,129)	(863)
Accounts payable and accrued expenses	(1,047)	673
Deferred revenue	(956)	746
Income taxes payable	936	767
Net cash provided by operating activities	4,835	4,432

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	—	(334)
Purchases of equipment and improvements	(822)	(1,270)
Proceeds from sale of investments	89	—
Increase in intangibles	—	(32)
Net cash used in investing activities	(733)	(1,636)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchases of common stock	(1,547)	(1,255)
Proceeds from exercise of options and ESPP contributions	89	60
Payment of employee payroll taxes on net issuance of common stock	(223)	—
Proceeds from Minnesota Bank & Trust revolving loan, net of fees	3,584	—
Principal payments on notes payable and revolving loan	(4,766)	(561)
Net cash used in financing activities	(2,863)	(1,756)

Net increase in cash and cash equivalents	1,239	1,040
Cash and cash equivalents, beginning of period	849	3,721
Cash and cash equivalents, end of period	$2,088	$4,761

The accompanying notes are an integral part of these condensed consolidated financial statements.

4

PRO-DEX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

(Unaudited)

(In thousands)

	Nine Months Ended March 31,
	2023	2022
Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest	$384	$311
Income taxes	$1,107	$1,025

Non-cash investing and financing activity:
Cashless stock option exercise	$—	$45

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

Recently Issued Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”, which introduces a forward-looking approach, based on expected losses, to estimate credit losses on certain types of financial instruments, including trade receivables. The estimate of expected credit losses will require entities to incorporate considerations of historical information, current information, and reasonable and supportable forecasts. This ASU also expands the disclosure requirements to enable users of financial statements to understand the entity’s assumptions, models, and methods for estimating expected credit losses. This guidance is effective for fiscal years beginning after December 15, 2022 (fiscal 2024 for the Company) with early adoption permitted. We do not believe the adoption of this ASU will have a significant impact on our consolidated financial statements.

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

PRO-DEX INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3. NET SALES

The following table presents the disaggregation of net sales by revenue recognition model (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
Net Sales:
Over-time revenue recognition	$970	$549	$2,361	$859
Point-in-time revenue recognition	12,109	8,716	33,087	28,567
Total net sales	$13,079	$9,265	$35,448	$29,426

The timing of revenue recognition, billings, and cash collections results in billed accounts receivables, unbilled receivables (presented as deferred costs on our condensed consolidated balance sheets) and customer advances and deposits (presented as deferred revenue on our condensed consolidated balance sheets), where applicable. Amounts are generally billed as work progresses in accordance with agreed upon milestones. The over-time revenue recognition model consists of non-recurring engineering (“NRE”) and prototype services and typically relates to NRE services related to the evaluation, design or customization of a medical device and is typically recognized over time utilizing an input measure of progress based on costs incurred compared to the estimated total costs upon completion. During the three and nine months ended March 31, 2023, we recorded $405,000 and $956,000, respectively, of revenue that had been included in deferred revenue in the prior year. During the three and nine months ended March 31, 2022, we did not record any revenue that had been included in deferred revenue in the prior year. The revenue recognized from the contract liabilities consisted of satisfying our performance obligations during the normal course of business. Our entire deferred revenue balance of $57,000 at March 31, 2023, is currently expected to be recognized in the next 12-month period.

The following tables summarize our contract assets and liability balances (in thousands):

	As of and for the Three Months Ended March 31,		As of and for the Nine Months Ended March 31,
	2023	2022	2023	2022
Contract assets beginning balance	$877	$424	$710	$193
Expenses incurred during the year	362	$371	$1,108	$732
Amounts reclassified to cost of sales	(935)	(445)	(1,497)	(556)
Amounts allocated to discounts for standalone selling price	(25)	(9)	(42)	(28)
Contract assets ending balance	$279	$341	$279	$341

	As of and for the Three Months Ended March 31,		As of and for the Nine Months Ended March 31,
	2023	2022	2023	2022
Contract liabilities beginning balance	$851	$584	$1,013	$150
Payments received from customers	41	$861	$741	$1,393
Amounts reclassified to revenue	(835)	(549)	(1,697)	(647)
Contract liabilities ending balance	$57	$896	$57	$896

PRO-DEX INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4. COMPOSITION OF CERTAIN FINANCIAL STATEMENT ITEMS

Inventory

Inventory is stated at the lower of cost (first-in, first-out) or net realizable value and consists of the following (in thousands):

	March 31, 2023	June 30, 2022
Raw materials /purchased components	$8,673	$6,323
Work in process	2,991	3,463
Sub-assemblies/finished components	2,058	2,118
Finished goods	1,423	774
Total inventory	$15,145	$12,678

Investments

Investments are stated at market value and consist of the following (in thousands):

	March 31, 2023	June 30, 2022
Marketable equity securities - short-term	$1,149	$755
Marketable equity securities - long-term	1,534	1,779
Total marketable equity securities	$2,683	$2,534

Investments at March 31, 2023 and June 30, 2022, had an aggregate cost basis of $2,714,000 and $2,796,000, respectively. The long-term investments include equity investments of thinly traded securities that we classified as long term in nature because if we decide to sell these securities we may not be able to sell our position within one year. At March 31, 2023, the investments included net unrealized losses of $31,000 (gross unrealized losses of $113,000 offset by gross unrealized gains of $82,000). At June 30, 2022, the investments included net unrealized losses of $262,000 (gross unrealized losses of $369,000 offset by gross unrealized gains of $107,000).

Of the total marketable equity securities at March 31, 2023 and June 30, 2022, $1,149,000 and $755,000, respectively, represent an investment in the common stock of Air T, Inc. Two of our Board members are also board members of Air T, Inc. and both either individually or through affiliates own an equity interest in Air T, Inc. Our Chairman, one of the two Board members aforementioned, also serves as the Chief Executive Officer and Chairman of Air T, Inc. Another of our Board members is employed by Air T, Inc. as its Chief of Staff. The shares were purchased through 10b5-1 Plans that, in accordance with our internal policies regarding the approval of related-party transactions, were approved by our then three Board members that are not affiliated with Air T, Inc.

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

PRO-DEX INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Land and building

Land and building consist of the following (in thousands):

	March 31, 2023	June 30, 2022
Land	$3,684	$3,684
Building	2,815	2,815
Total	6,499	6,499
Less: accumulated depreciation	(226)	(156)
Land and building	$6,273	$6,343

On November 6, 2020, we acquired the Franklin Property for a total purchase price of $6.5 million, of which we paid $1.3 million in cash and the balance of $5.2 million we financed through Minnesota Bank & Trust (“MBT”) (See Note 10). We substantially completed the build-out of the property in the first quarter of this fiscal year. Currently, we are actively engaged in various verification and validation activities. We expect that we will begin operations in the new facility during the fourth quarter of this fiscal year. The building is being amortized on a straight-line basis over a period of 30 years.

Intangibles

Intangibles consist of the following (in thousands):

	March 31, 2023	June 30, 2022
Patent-related costs	$208	$208
Less accumulated amortization	(121)	(90)
	$87	$118

Patent-related costs consist of legal fees incurred in connection with both patent applications and a patent issuance and will be amortized over the estimated life of the product(s) that is or will be utilizing the technology or expensed immediately in the event the patent office denies the issuance of the patent. Since we do not know when, or if, our patent applications will be issued, the future amortization expense is not predictable. Future amortization expense is expected to be $7,000 for the remainder of fiscal 2023 and $27,000 per fiscal year through fiscal 2026, at which time we expect these costs to be fully amortized. During the three months ended December 31, 2021, we impaired $46,000 in previously capitalized legal fees because although we were granted the underlying patent, in this case, we had (and continue to have) no products either in development or sold that utilize the intellectual property protected by the patent.

PRO-DEX INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 5. WARRANTY

The warranty accrual is based on historical costs of warranty repairs and expected future identifiable warranty expenses and is included in accrued expenses in the accompanying condensed consolidated balance sheets. As of March 31, 2023 and June 30, 2022, the warranty reserve amounted to $252,000 and $340,000, respectively. Warranty expenses are included in cost of sales in the accompanying condensed consolidated income statements. Changes in estimates to previously established warranty accruals result from current period updates to assumptions regarding repair costs and warranty return rates and are included in current period warranty expense. Warranty expense relating to new product sales and changes to estimates for the three months ended March 31, 2023 and 2022, was $(77,000) and $102,000, respectively, and for the nine months ended March 31, 2023 and 2022, was $46,000 and $170,000, respectively.

Information regarding the accrual for warranty costs for the three and nine months ended March 31, 2023 and 2022, are as follows (in thousands):

	As of and for the Three Months Ended March 31,
	2023	2022
Beginning balance	$344	$255
Accruals during the period	26	52
Changes in estimates of prior period warranty accruals	(103)	50
Warranty amortization and utilization	(15)	(29)
Ending balance	$252	$328

	As of and for the Nine Months Ended March 31,
	2023	2022
Beginning balance	$340	$221
Accruals during the period	135	117
Changes in estimates of prior period warranty accruals	(89)	53
Warranty amortization and utilization	(134)	(63)
Ending balance	$252	$328

PRO-DEX INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

The following table presents reconciliations of the numerators and denominators of the basic and diluted earnings per share computations for net income. In the tables below, income amounts represent the numerator, and share amounts represent the denominator (in thousands, except per share amounts):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
Basic:
Net income	$1,313	$462	$3,268	$2,450
Weighted average shares outstanding	3,548	3,626	3,580	3,645
Basic income per share	$0.37	$0.13	$0.91	$0.67
Diluted:
Net income	$1,313	$462	$3,268	$2,450
Weighted average shares outstanding	3,548	3,626	3,580	3,645
Effect of dilutive securities	75	123	76	129
Weighted average shares used in calculation of diluted earnings per share	3,623	3,749	3,656	3,774
Diluted income per share	$0.36	$0.12	$0.89	$0.65

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

We recognize accrued interest and penalties related to unrecognized tax benefits when applicable. As of March 31, 2023 and 2022, we recognized accrued interest of $59,000 and $70,000, respectively, related to unrecognized tax benefits.

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

In September 2016, our Board approved the establishment of the 2016 Equity Incentive Plan, which was approved by our shareholders at our 2016 Annual Meeting. The 2016 Equity Incentive Plan provides for the award of up to 1,500,000 shares of our common stock in the form of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted shares, restricted stock units, performance awards, and other stock-based awards. As of March 31, 2023, 200,000 performance awards and 372,000 non-qualified stock options have been granted under the 2016 Equity Incentive Plan.

Former Stock Option Plans

No options were granted under the Former Stock Option Plans during the three or nine months ended March 31, 2023 and 2022.

As of March 31, 2023, there was no unrecognized compensation cost under the Former Stock Option Plans, as all remaining outstanding stock options have been exercised during fiscal 2023. The following is a summary of stock option activity for the nine months ended March 31, 2023 and 2022:

	Nine Months Ended March 31,
	2023		2022
	Number of Shares	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Exercise Price
Outstanding at July 1,	6,500	$1.82	31,500	$1.81
Options granted	—	—	—	—
Options exercised	(6,500)	1.82	(25,000)	1.80
Options forfeited	—	—	—	—
Outstanding at end of period	—	$—	6,500	$1.82
Stock Options Exercisable at March 31,	—	$—	6,500	$1.82

Performance Awards

In December 2017, the Compensation Committee of our Board of Directors granted 200,000 performance awards to our employees, which will generally be paid in shares of our common stock. Whether any performance awards vest, and the amount that does vest, is tied to the completion of service periods that range from 7 months to 9.5 years at inception and the achievement of our common stock trading at certain pre-determined prices. The weighted average fair value of the performance awards granted was $4.46, calculated using the weighted average fair market value for each award, using a Monte Carlo simulation. In February 2020, the Compensation Committee reallocated 48,000 previously forfeited awards, having the same remaining terms and conditions, to certain other employees. The weighted average fair value of the performance awards reallocated in 2020 was $16.90, calculated using the weighted average fair market value for each award, using a Monte Carlo simulation. In December 2021, the Compensation Committee reallocated an additional 17,500 previously forfeited awards, having the same remaining terms and conditions, to other employees. The weighted average fair value of the performance awards reallocated in 2021 was $20.34, calculated using the weighted average fair market value for each award, using a Monte Carlo simulation. During the three months ended March 31, 2023 and 2022, we recorded share-based compensation expense of $30,000 and $81,000, respectively, related to outstanding performance awards. During the nine months ended March 31, 2023 and 2022, we recorded share-based compensation expense of $91,000 and $123,000, respectively, related to outstanding performance awards. On March 31, 2023, there was approximately $232,000 of unrecognized compensation cost related to non-vested performance awards expected to be expensed over the weighted-average period of 2.25 years.

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

PRO-DEX INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Non-Qualified Stock Options

In December 2020, the Compensation Committee of our Board of Directors granted 310,000 non-qualified stock options to our directors and certain employees under the 2016 Equity Incentive Plan. Whether any stock options vest, and the amount that does vest, is tied to the completion of service periods that range from 18 months to 10.5 years from the date of grant and the achievement of our common stock trading at certain pre-determined prices. The weighted average fair value of the stock option awards granted was $16.72, calculated using a Monte Carlo simulation. In December 2021, the Compensation Committee reallocated 5,000 previously forfeited non-qualified stock options, having the same remaining terms and conditions, to another employee at a weighted average fair value of $6.69 calculated using a Monte Carlo simulation. During the three months ended March 31, 2023 and 2022, we recorded compensation expense of $168,000 and $271,000, respectively, related to these options. During the nine months ended March 31, 2023 and 2022, we recorded compensation expense of $479,000 and $799,000, respectively, related to these options. As of March 31, 2023, none of these non-qualified options have vested and there was approximately $2.5 million of unrecognized compensation cost related to these non-vested non-qualified stock options.

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

During the three months ended March 31, 2023 and 2022, we recorded ESPP share-based compensation expense in the amount of $8,000 and $5,000, respectively, and 2,956 and 1,446 shares were purchased, respectively, and allocated to employees based upon their contributions at prices of $14.79 and $21.11, respectively, per share. During the nine months ended March 31, 2023 and 2022, we recorded ESPP share-based compensation expense in the amount of $14,000 and $11,000, respectively. On a cumulative basis, since the inception of the ESPP, employees have purchased a total of 32,249 shares of our common stock.

PRO-DEX INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 9. MAJOR CUSTOMERS AND SUPPLIERS

Information with respect to customers that accounted for sales in excess of 10% of our total sales in either of the three-month and the nine-month periods ended March 31, 2023 and 2022, is as follows (in thousands, except percentages):

	Three Months Ended March 31,
	2023		2022
	Amount	Percent of Total	Amount	Percent of Total

Net sales	$13,079	100%	$9,265	100%

Customer concentration:
Customer 1	$8,622	66%	$5,007	54%
Customer 2	2,059	16%	2,429	26%
Total	$10,681	82%	$7,436	80%

	Nine Months Ended March 31,
	2023		2022
	Amount	Percent of Total	Amount	Percent of Total

Net sales	$35,448	100%	$29,426	100%

Customer concentration:
Customer 1	$23,578	66%	$18,721	63%
Customer 2	5,912	17%	4,617	16%
Total	$29,490	83%	$23,338	79%

Information with respect to accounts receivable from those customers who comprised more than 10% of our gross accounts receivable at either March 31, 2023 or June 30, 2022, is as follows (in thousands, except percentages):

	March 31, 2023		June 30, 2022
Total gross accounts receivable	$10,567	100%	$15,384	100%

Customer concentration:
Customer 1	$7,861	74%	$11,551	75%
Customer 2	2,100	20%	2,152	14%
Total.	$9,961	94%	$13,703	89%

PRO-DEX INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

During the three and nine months ended March 31, 2023, we had two and three suppliers, respectively, accounting for 10% or more of total inventory purchases. During the three and nine months ended March 31, 2022, we had three and four suppliers, respectively, accounting for 10% or more of total inventory purchases. Amounts owed to the significant suppliers who comprised more than 10% of total accounts payable at either March 31, 2023 or June 30, 2022, is as follows (in thousands, except percentages).

	March 31, 2023		June 30, 2022
Total accounts payable	$3,068	100%	$3,761	100%

Supplier concentration:
Supplier 1	$1,240	40%	$721	19%
Supplier 2	106	4%	430	11%
Supplier 3	14	—%	372	10%
Total.	$1,360	44%	$1,523	40%

NOTE 10. NOTES PAYABLE AND FINANCING TRANSACTIONS

Minnesota Bank & Trust

On November 6, 2020 (the “Closing Date”), PDEX Franklin, a newly created wholly owned subsidiary of the Company, purchased an “Franklin Property (See Note 2). A portion of the purchase price was financed by a loan from MBT to PDEX Franklin in the principal amount of approximately $5.2 million (the “Property Loan”) pursuant to a Loan Agreement, dated as of the Closing Date, between PDEX Franklin and MBT (the “Property Loan Agreement”) and corresponding Term Note (the “Property Note”) issued by PDEX Franklin in favor of MBT on the Closing Date. The Property Loan is secured by the Franklin Property pursuant to a Deed of Trust with Assignment of Leases and Rents, Security Agreement and Fixture Filing in favor of MBT (the “Deed”) and by an Assignment of Leases and Rents by PDEX Franklin in favor of MBT (the “Rents Assignment”). We paid loan origination fees to MBT on the Closing Date in the amount of $26,037.

The Property Loan bears interest at a fixed rate of 3.55% per annum, which is subject to a 3% increase upon an event of default. Accrued interest was paid on December 1, 2020, and both principal and interest in the amount of approximately $30,000 are due and payable on the first day of each subsequent month until the maturity date of November 1, 2030 (the “Maturity Date”), at which time a balloon payment in the amount of $3.1 million is due. Any prepayment of the Property Loan (other than monthly scheduled interest and principal payments), is subject to a prepayment fee equal to 4% of the principal amount prepaid for any prepayment made during the first or second year, 3% of the principal amount prepaid for any prepayment made during the third or fourth year, 2% of the principal amount prepaid for any prepayment made during the fifth or sixth year, and 1% of the principal amount prepaid for any prepayment made during the seventh or eighth year. The Property Loan Agreement, Property Note, Deed, and Rents Assignment each contain representations, warranties, covenants, and events of default that are customary for a loan of this type. The balance owed on the Property Loan at March 31, 2023 is $4,794,000.

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

The Term Loan A matures on November 1, 2027, and bears interest at a fixed rate of 3.84% per annum. Initial payments on the Term Loan A of interest only were due on December 1, 2020 through June 1, 2021. Commencing July 1, 2021 and continuing on the first day of each month thereafter until the maturity date, we are required to make payments of principal and interest on Term Loan A of approximately $97,000 plus any additional accrued and unpaid interest through the date of payment. The balance owed on Term Loan A as of March 31, 2023, is $5,075,000.

The Term Loan B matures on November 1, 2027, and bears interest at a fixed rate of 3.84% per annum. Initial payments on the Term Loan B of interest only were due on December 1, 2020 through June 1, 2021. Commencing July 1, 2021 and continuing on the first day of each month thereafter until the maturity date, we are required to make payments of principal and interest on Term Loan B of approximately $15,000, plus any additional accrued and unpaid interest through the date of payment. The balance owing on Term Note B was $756,000 on March 31, 2023.

PRO-DEX INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

On December 29, 2022 (the “Amendment Date”), we entered into Amendment No. 2 to Amended and Restated Credit Agreement (the “Amendment”) with MBT, which amends the Amended Credit Agreement and provides for a supplemental line of credit in the amount of $3,000,000 (the “Supplemental Loan”). The Supplemental Loan is evidenced by a Supplemental Revolving Credit Note (the “Supplemental Note”) made by us in favor of MBT. The purpose of the Supplemental Loan is for financing acquisitions and repurchasing shares of our common stock. The Supplemental Loan may be borrowed against from time to time through its maturity date of December 29, 2024, on the terms set forth in the Amended Credit Agreement. As of March 31, 2023, no amounts have been drawn against the Supplemental Loan.

The Revolving Loan was also amended (the “Amended Revolving Loan”) in connection with the Amendment to extend the maturity date from November 5, 2023 to December 29, 2024, to increase the Revolving Loan facility from $2,000,000 to $7,000,000, and to increase the interest rate on the Revolving Loan (as described below), evidenced by an Amended and Restated Revolving Credit Note (the “Amended Revolving Note”) made by us in favor of MBT. The Amended Revolving Loan may be borrowed against from time to time by us through its maturity date on the terms set forth in the Amended Credit Agreement. As of March 31, 2023, we had drawn $1,800,000 against the Amended Revolving Loan. Loan origination fees in the amount of $16,000 were paid to MBT in conjunction with the Amended Revolving Loan and the Supplemental Loan.

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

The Amended Credit Agreement, Amended Security Agreement, Term Note A, Term Note B, Amended Revolving Note and Supplemental Note contain representations and warranties, affirmative, negative and financial covenants, and events of default that are customary for loans of this type. We believe that we are in compliance with all of our debt covenants as of March 31, 2023, but there can be no assurance that we will remain in compliance for the duration of the term of these loans.

NOTE 11. COMMON STOCK

Share Repurchase Program

In December 2019, our Board approved a new share repurchase program authorizing us to repurchase up to 1 million shares of our common stock, as the prior repurchase plan authorized by our Board in 2013 was nearing completion. In accordance with, and as part of, these share repurchase programs, our Board approved the adoption of several prearranged share repurchase plans intended to qualify for the safe harbor provided by Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (“10b5-1 Plan” or “Plan”). During the three and nine months ended March 31, 2023, we repurchased 11,576 and 86,422 shares, respectively, at an aggregate cost, inclusive of fees under the Plan, of $198,000 and $1,547,000, respectively. During the three and nine months ended March 31, 2022, we repurchased 24,766 and 52,718 shares, respectively, at an aggregate cost, inclusive of fees under the Plan, of $584,000 and $1,256,000, respectively. On a cumulative basis, since implementation of the share repurchase program in 2013, we have repurchased a total of 1,197,168 shares under the share repurchase program at an aggregate cost of $17.2 million. All repurchases under the 10b5-1 Plans were administered through an independent broker.

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

NOTE 12. LEASES

Our operating lease right-of-use asset and long-term liability are presented separately on our condensed consolidated balance sheet. The current portion of our operating lease liability as of March 31, 2023, in the amount of $406,000, is presented within accrued expenses on the condensed consolidated balance sheet.

As of March 31, 2023, the maturity of our lease liability is as follows (in thousands):

Operating Lease
Fiscal Year:
2023	$127
2024	519
2025	535
2026	551
2027	567
Thereafter	143
Total lease payments	2,442
Less imputed interest:	(291)
Total	$2,151

 As of March 31, 2023, the operating lease for our Irvine, California headquarters has a remaining lease term of four years and six months and an imputed interest rate of 5.53%. Cash paid for amounts included in the lease liability for the three and nine months ended March 31, 2023, was $139,000 and $418,000, respectively. Cash paid for amounts included in the lease liability for the three and nine months ended March 31, 2022, was $123,000 and $366,000, respectively.

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

COMPANY OVERVIEW

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of the results of operations and financial condition of Pro-Dex, Inc. (“Company,” “Pro-Dex,” “we,” “our,” or “us”) for the three-month and nine-month periods ended March 31, 2023 and 2022. This discussion should be read in conjunction with the condensed financial statements and the notes thereto included elsewhere in this report. This report contains certain forward-looking statements and information. The cautionary statements included herein should be read as being applicable to all related forward-looking statements wherever they may appear. Our actual future results could differ materially from those discussed herein.

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

Basis of Presentation

The condensed consolidated results of operations presented in this report are not audited and those results are not necessarily indicative of the results to be expected for the entirety of the fiscal year ending June 30, 2023. Our fiscal year ends on June 30 and our fiscal quarters end on September 30, December 31, and March 31. Unless otherwise stated, all dates refer to our fiscal year and those fiscal quarters.

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used or changes in the accounting estimate that are reasonably likely to occur could materially change the financial statements. Management believes that there have been no significant changes during the three and nine months ended March 31, 2023 to the items that we disclosed as our critical accounting policies in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended June 30, 2022.

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

In November 2020, we purchased an approximate 25,000 square foot industrial building in Tustin, California (the “Franklin Property”). This building is located approximately four miles from our Irvine, California headquarters and was acquired to provide us additional capacity for our expected continued future growth, including anticipated expanded capacity for the manufacture of batteries and new products. We substantially completed the build-out of the property in the first quarter of the prior fiscal year. Currently, we are actively engaged in various verification and validation activities and we expect we will begin operations in the new facility during the fourth quarter of this fiscal year.

In summary, our current objectives are focused primarily on maintaining our relationships with our current medical device customers, expanding our manufacturing capacity with the addition of the Franklin Property, investing in research and development activities to design Pro-Dex branded drivers to leverage our torque-limiting software, and promoting active product development proposals to new and existing customers for orthopedic shavers, screw drivers for a multitude of surgical applications, and other medical devices, while monitoring closely the progress of all these individual endeavors. Our investments in research and development have historically increased disproportionately to our growth in revenue and we anticipate this may continue in future periods. These expenditures are being made in an effort to release new products and garner new customer relationships. This fiscal year, however, the majority of our engineering efforts relate to customer funded non-recurring engineering (“NRE”) projects, which costs are reclassified to cost of sales. While we expect revenue growth in the future, it may not be a consistent trajectory but rather periods of incremental growth that current expenditures are helping to create. However, there can be no assurance that we will be successful in any of these objectives.

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

Description of Business Operations

Revenue

The majority of our revenue is derived from designing, developing and manufacturing surgical devices for the medical device industry. The proportion of total sales by type is as follows (in thousands, except percentages):

	Three Months Ended March 31,				Nine Months Ended March 31,
	2023		2022		2023		2022
		% of Revenue		% of Revenue		% of Revenue		% of Revenue
Net Sales:
Medical device products	6,990	54%	6,527	70%	23,631	67%	23,199	79%
Industrial and scientific	260	2%	321	4%	691	2%	775	3%
Dental and component	43	—	203	2%	182	—	348	1%
NRE & Proto-type	970	7%	549	6%	2,361	7%	859	3%
Repairs and other	4,816	37%	1,665	18%	8,583	24%	4,245	14%
	13,079	100%	9,265	100%	35,448	100%	29,426	100%

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

	Three Months Ended March 31,				Nine Months Ended March 31,
	2023		2022		2023		2022
		% of Total		% of Total		% of Total		% of Total
Medical device sales:
Orthopedic	3,866	55%	3,233	50%	15,271	65%	14,270	62%
CMF	2,886	41%	2,093	32%	7,208	30%	7,084	30%
Thoracic	238	4%	1,201	18%	1,152	5%	1,845	8%
Total	6,990	100%	6,527	100%	23,631	100%	23,199	100%

Sales of our medical device products increased $463,000, or 7%, and $432,000, or 2%, respectively, for the three and nine months ended March 31, 2023, compared to the corresponding periods of the prior fiscal year. Our medical device revenue to our largest customer, included in orthopedic sales above, increased $633,000 and $1.0 million, respectively, for the three and nine months ended March 31, 2023 compared to the corresponding periods of the prior fiscal year. Additionally, recurring revenue from distributors of CMF drivers increased $793,000 and $124,000, respectively, for the three and nine months ended March 31, 2023, compared to the corresponding periods of the prior fiscal year in part due to the launch of a new driver to our existing largest customer during the third quarter of the prior fiscal year. Our thoracic sales revenue decreased $963,000 and $693,000, for the three and nine months ended March 31, 2023, respectively, compared to the corresponding periods of the prior fiscal year, due primarily as a result of our customer for our thoracic driver filling the near-term requirements of its distribution network.

Sales of our compact pneumatic air motors, reported as industrial and scientific sales above, decreased $61,000, or 19%, and $84,000, or 11%, respectively, for the three and nine months ended March 31, 2023, compared to the corresponding periods of the prior fiscal year. These are legacy products with no substantive marketing efforts. Our NRE and proto-type revenue increased $421,000, or 77%, and $1.5 million, or 175%, for the three and nine months ended March 31, 2023, compared to the corresponding periods of the prior fiscal year, due to an increase in billable contracts for various NRE projects undertaken for our customers.

Sales of our dental products and components decreased $160,000, or 79%, and $166,000, or 48%, respectively, for the three and nine months ended March 31, 2023, compared to the corresponding periods of the prior fiscal year. In the prior fiscal year we sold component inventory to our largest customer used in their legacy design which did not recur in the current fiscal year. We expect future declines in this area as we are no longer manufacturing dental products, but rather are simply selling remaining component inventory.

Repair revenue increased $3.2 million or 189%, and $4.3 million, or 102%, for the three and nine months ended March 31, 2023, respectively, compared to the corresponding periods of the prior fiscal year due to increased repairs of the orthopedic handpiece we sell to our largest customer. This increase was expected as we have been upgrading handpieces to the next generation, which design was released to manufacture in the third quarter of fiscal 2022. Additionally, we completed negotiations on repair pricing and terms with this customer during the three months ended March 31, 2023, and received an additional $520,000 in compensation during the third quarter of this fiscal year, for handpieces upgraded between July 2022 and December 2022 and reached an agreement for future consideration which we expect to recognize in a future fiscal year. We expect to continue to see increases in repair revenue, albeit at reduced margins, for the remainder of this fiscal year because this customer has requested that we perform an enhanced repair on each handpiece, which includes the advance replacement of certain components.

At March 31, 2023, we had a backlog of approximately $18.8 million, of which $8.5 million is scheduled to be delivered in the fourth quarter of fiscal 2023 and the balance is scheduled to be delivered next fiscal year and beyond. Our backlog represents firm purchase orders received and acknowledged from our customers and does not include all revenue expected to be generated from existing customer contracts. We may experience variability in our new order bookings due to various reasons, including, but not limited to, the timing of major new product launches and customer planned inventory builds. However, we do not typically experience seasonal fluctuations in our shipments and revenues.

Cost of Sales and Gross Margin
(in thousands except percentages)

	Three Months Ended March 31,				Nine Months Ended March 31,
	2023		2022		2023		2022
		% of Total		% of Total		% of Total		% of Total
Cost of sales:
Product cost	8,510	92%	5,465	85%	24,066	92%	18,436	94%
Under(over)-absorption of manufacturing costs	729	8%	528	8%	1,705	7%	631	3%
Inventory and warranty charges	29	—	414	7%	287	1%	670	3%
Total cost of sales	9,268	100%	6,407	100%	26,058	100%	19,737	100%

	Three Months Ended March 31,		Nine Months Ended March 31,		Year over Year ppt Change
	2023	2022	2023	2022	Three Months	Nine Months

Gross margin	29%	31%	26%	33%	(2)	(7)

Cost of sales for the three months ended March 31, 2023, increased $2.9 million, or 45%, compared to the corresponding period of the prior fiscal year. The increase in total costs of sales was caused by the 41% increase in revenue for the same period. Under-absorption of manufacturing costs increased by $201,000 for the three months ended March 31, 2023, compared to the corresponding period of the prior fiscal year due in part to our inability to absorb our fixed costs, which were not reduced in the third quarter of the current fiscal year in anticipation of future revenue growth. Costs relating to inventory and warranty charges decreased $385,000 for the third quarter ended March 31, 2023 compared to the third quarter of the prior fiscal year, largely due to a reduction in warranty expenses.

Gross profit increased by approximately $953,000, or 33%, for the three months ended March 31, 2023, compared to the corresponding period of the prior fiscal year, consistent with the overall increase in revenue. Gross margin as a percentage of sales decreased by approximately 2 percentage points compared to the corresponding period of the prior fiscal year due primarily to increased under-absorption of manufacturing costs as a result of additional indirect costs in our manufacturing, assembly, and quality departments, especially related to ongoing verification and validation activities for the Franklin Property.

Cost of sales for the nine months ended March 31, 2023 increased by $6.3 million, or 32%, compared to the corresponding period of the prior fiscal year. Although some of the increase in cost of sales is consistent with the 21% increase in revenue for the same period, the reasons for which are discussed above, the enhanced repair program implemented for our largest customer includes the advance replacement of certain components which has contributed to a $1.4 million increase in cost of sales. Additionally, total cost of sales reflects a $1.1 million increase in under-absorbed manufacturing costs due to actual production hours being less than planned as well as the additional indirect costs in our manufacturing, assembly, and quality operations described above. Inventory and warranty charges decreased by approximately $383,000, or 57%, for the nine months ended March 31, 2023, compared to the corresponding period of the prior fiscal year, due to reduced component inventory write-downs as a result of sourcing high priced components for our printed circuit board assemblies in the prior fiscal year.

Gross profit decreased by $299,000, or 3%, for the nine months ended March 31, 2023, compared to the corresponding period of the prior fiscal year, primarily as a result of the increase in cost of sales described above. Gross margin for the nine months ended March 31, 2023, decreased by 7 percentage points compared to the corresponding period of the prior fiscal year.

Operating Expenses

Operating Costs and Expenses
(in thousands except percentages)

	Three Months Ended March 31,				Nine Months Ended March 31,				Year over Year % Change
	2023		2022		2023		2022		Three Months	Nine Months
		% of Net Sales		% of Net Sales		% of Net Sales		% of Net Sales
Operating expenses:
Selling expenses	24	—	20	—	146	—	79	—	20%	85%
General and administrative expenses	1,009	8%	1,145	13%	2,983	9%	3,402	12%	(12%)	(12%)
Research and development costs	713	5%	658	7%	2,109	6%	2,254	8%	8%	(6%)
	1,746	13%	1,823	20%	5,238	15%	5,735	20%	(4%)	(9%)

Selling expenses consist of salaries and other personnel-related expenses for our business development department, as well as advertising and marketing expenses, and travel and related costs incurred in generating and maintaining our customer relationships. Selling expenses for the three and nine months ended March 31, 2023, increased $4,000, or 20%, and $67,000, or 85%, respectively, compared to the corresponding periods of fiscal 2022. The increase is primarily due to increased sales commissions.

General and administrative expenses (“G&A”) consist of salaries and other personnel-related expenses of our accounting, finance and human resource personnel, as well as costs for outsourced information technology services, professional fees, directors’ fees, and other costs and expenses attributable to being a public company. G&A decreased $136,000 and $419,000, respectively, during the three and nine months ended March 31, 2023, when compared to the corresponding periods of the prior fiscal year. The decreases relate primarily to reduced legal and settlement expenses related to employment matters and reduced non-cash compensation expense related to stock compensation, offset by increased legal fees related to intellectual property matters.

Research and development costs generally consist of salaries, employer-paid benefits, and other personnel- related costs of our engineering and support personnel, as well as allocated facility and information technology costs, professional and consulting fees, patent-related fees, lab costs, materials, and travel and related costs incurred in the development and support of our products. Research and development costs for the three months ended March 31, 2023, increased $55,000, or 8%, compared to the corresponding periods of the prior fiscal year. Research and development costs for the nine months ended March 31, 2023, decreased $145,000, or 6%, compared to the corresponding periods of the prior fiscal year. This relates to increased personnel and related expense offset by decreased spending on internal engineering projects and a shift to increased spending on billable development projects. When our engineers are engaged in a billable project as opposed to an internal project, costs get shifted to cost of sales instead of research and development.

Although the majority of our research and development costs relate to sustaining activities related to products we currently manufacture and sell, we have created a product roadmap to develop future products. Many of our product development efforts are undertaken only upon completion of an analysis of the size of the market, our ability to differentiate our product from our competitors’, as well as an analysis of our specific sales prospects with new and/or existing customers. The research and development costs represent between 36% and 41% of total operating expenses for all periods presented and are expected to increase in the future as we continue to invest in product development efforts. The amount spent on internal projects under development is summarized below (in thousands):

	Three and Nine Months Ended March 31, 2023		Three and Nine Months Ended March 31, 2022		Market Launch (1)	Est Annual Revenue (2)
Total Research & Development costs:	$713	$2,109	$658	$2,254

Products in development:
ENT Shaver	6	50	15	278	Q4 2023	$1,000
Sustaining & Other	707	2,059	643	1,976
Total.	$713	$2,109	$658	$2,254

(1)	Represents the calendar quarter of expected market launch.
(2)	The products in development include risks that they could be abandoned in the future prior to completion, they could fail to become commercialized, or the actual annual revenue realized may be less than the amount estimated.

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

Interest & Other Income

Interest income for the three and nine months ended March 31, 2023 and 2022, includes interest and dividends from our money market accounts and investment portfolio.

Interest Expense

Interest expense consists primarily of interest expense related to the notes payable described more fully in Note 10 to the condensed consolidated financial statements contained elsewhere in this report.

Unrealized gain (loss) on marketable equity investments

The unrealized gain (loss) on marketable equity investments relates to our investment portfolio more fully described in Note 4 to the condensed consolidated financial statements contained elsewhere in this report.

Gain on Sale of Investments

During the first quarter ended September 30, 2022, we sold some of the stocks in our portfolio of equity investments receiving proceeds of $88,000 and recording a gain on the sale in the amount of $7,000.

Income Tax Expense

The effective tax rate for the three and nine months ended March 31, 2023 and 2022, is slightly less than our combined expected federal and applicable state corporate income tax rates due to federal and state research credits. Additionally, the current year effective tax rate for the nine months ended March 31, 2023 is less than our combined expected federal and applicable state corporate income tax rates due to a tax benefit recognized as a result of common stock awarded to employees under previously granted performance awards in the first quarter of fiscal 2023 as described more fully in Note 8 to the condensed consolidated financial statements contained elsewhere in this report, as well as unrealized gains on our marketable equity investments.

Liquidity and Capital Resources

Cash and cash equivalents at March 31, 2023, increased $1.2 million to $2.1 million as compared to $849,000 at June 30, 2022. The following table includes a summary of our condensed statements of cash flows contained elsewhere in this report.

	As of and For the Nine Months Ended March 31,
	2023	2022
	(in thousands)
Cash provided by (used in):
Operating activities	$4,835	$4,432
Investing activities	$(733)	$(1,636)
Financing activities	$(2,863)	$(1,756)

Cash and Working Capital:
Cash and cash equivalents	$2,088	$4,761
Working capital	$21,001	$20,376

Operating Activities

Net cash provided by operating activities was $4.8 million for the nine months ended March 31, 2023, primarily due to net income of $3.3 million, non-cash depreciation and amortization of $594,000, share-based compensation of $584,000, and collections of accounts receivable in the amount of $4.8 million offset by a decrease in accounts payable and accrued expenses of $1.0 million, a decrease in deferred revenue of $956,000, and an increase in inventory in the amount of $2.5 million.

Net cash provided by operating activities was $4.4 million for the nine months ended March 31, 2022, primarily due to net income of $2.4 million, non-cash depreciation and amortization of $546,000, share-based compensation of $932,000 and unrealized losses on marketable securities in the amount of $427,000, as well as an increase in accounts payable and accrued expenses of $673,000, an increase in deferred revenue of $746,000, and a decrease in accounts receivable in the amount of $2.3 million. Offsetting these sources of cash, our inventory increased by $3.4 million primarily due to replenishment of sub-assemblies and long-lead time parts.

Investing Activities

Net cash used in investing activities for the nine months ended March 31, 2023, was $733,000 and related primarily to the purchases of equipment and improvements primarily for the Franklin Property totaling $822,000. Offsetting this use of cash, we sold some of our marketable securities during the nine months ended March 31, 2023 for $89,000.

Net cash used in investing activities for the nine months ended March 31, 2022, was $1.6 million and related to purchases of equipment and improvements primarily for the Franklin Property in the amount of $1.3 million and investments in marketable equity securities of publicly traded companies in the amount of $334,000.

Financing Activities

Net cash used in financing activities for the nine months ended March 31, 2023, totaled $2.9 million and related primarily to the $1.5 million repurchase of 86,422 shares of our common stock pursuant to our share repurchase program, $4.8 million of payments to Minnesota Bank and Trust (“MBT”) as well as payment of $223,000 of employee payroll taxes related to the award of 37,500 shares of common stock to employees under previously granted performance awards. Offsetting these uses of cash we also borrowed $3.6 million from MBT under our amended revolving loan, and collected $78,000 and $11,000, respectively, related to employee contributions to the ESPP plan and exercises of stock options.

Net cash used in financing activities for the nine months ended March 31, 2022, totaled $1.8 million and related primarily to the $1.3 million repurchase of 52,718 shares of our common stock pursuant to our share repurchase program as well as $561,000 of principal payments on our loans from MBT more fully described in Note 10 to the condensed consolidated financial statements contained elsewhere in this report.

Financing Facilities & Liquidity Requirements for the next twelve months

As of March 31, 2023, our working capital was $21.0 million. We currently believe that our existing cash and cash equivalent balances together with our accounts receivable balances will provide us sufficient funds to satisfy our cash requirements as our business is currently conducted for at least the next 12 months. In addition to our cash and cash equivalent balances, we expect to derive a portion of our liquidity from our cash flows from operations. We may also liquidate some or all of our investment portfolio or borrow further against our $7.0 million Amended Revolving Loan with MBT (see Note 10 to condensed consolidated financial statements contained elsewhere in this report), under which we had availability of $5.2 million as of March 31, 2023.

We are focused on preserving our cash balances by monitoring expenses, identifying cost savings, and investing only in those development programs and products that we believe will most likely contribute to our profitability. As we execute on our current strategy, however, we may require debt and/or equity capital to fund our working capital needs and requirements for capital equipment to support our manufacturing and inspection processes. In particular, we have experienced negative operating cash flow in the past, especially as we procure long-lead time materials to satisfy our backlog, which can be subject to extensive variability. We believe that if we need to raise additional capital to fund our operations beyond the cash available from the strategies mentioned above, we can do so by selling additional shares of our common stock under the ATM Agreement. (See Note 11 to condensed consolidated financial statements contained elsewhere in this report).

Investment Strategy

We invest surplus cash from time to time through our Investment Committee, which is comprised of one management director, Mr. Van Kirk, and two non-management directors, Mr. Cabillot and Mr. Swenson, who chairs the committee. Both Mr. Cabillot and Mr. Swenson are active investors with extensive portfolio management expertise. We leverage the experience of these committee members to make investment decisions for the investment of our surplus operating capital or borrowed funds. Additionally, many of our securities holdings include stocks of public companies that either Messrs. Swenson or Cabillot or both may own from time to time either individually or through the investment funds that they manage, or other companies whose boards they sit on. The Investment Committee approved each of the investments comprising the $2.7 million of marketable public equity securities held at March 31, 2023.

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

In accordance with SEC rules, an evaluation was performed under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer of the effectiveness, as of March 31, 2023, of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). “Internal control over financial reporting” includes those policies and procedures that:

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

Based on that evaluation as of March 31, 2023, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective.

 Internal Control Over Financial Reporting

During the three months ended March 31, 2023, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 1A. RISK FACTORS

Our business, future financial condition and results of operations are subject to a number of factors, risks and uncertainties, which are disclosed in Item 1A, entitled “Risk Factors” in Part I of our Annual Report on Form 10-K for our fiscal year ended June 30, 2022, as well as any amendments thereto or additions and changes thereto contained in this quarterly report on Form 10-Q for the quarter ended March 31, 2023. Additional information regarding some of those risks and uncertainties is contained in the notes to the condensed consolidated financial statements included elsewhere in this report and in Item 2, entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in Part I of this report. The risks and uncertainties disclosed in our Form 10-K, our quarterly reports on Form 10-Q and other reports filed with the SEC are not necessarily all of the risks and uncertainties that may affect our business, financial condition and results of operations in the future.

There have been no material changes to the risk factors as disclosed in our annual report on Form 10-K for the fiscal year ended June 30, 2022, except as provided in any amendments thereto.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchases by the Company of its common stock during the quarter ended December 31, 2022, were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2023 to January 31, 2023	6,047	$17.17	6,047	634,460
February 1, 2023 to February 28, 2023	5,529	$17.09	5,529	628,931
March 1, 2023 to March 31, 2023	—	—	—	628,931
Total	11,576	$17.13	11,576

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

PRO-DEX, INC.

Date: May 4, 2023	By:	/s/ Richard L. Van Kirk
Richard L. Van Kirk
Chief Executive Officer (principal executive officer)

Date: May 4, 2023	By:	/s/ Alisha K. Charlton
Alisha K. Charlton
Chief Financial Officer (principal financial officer and principal accounting officer)

EXHIBIT INDEX

Exhibit	Description

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)