Form 10-K
period 2023-06-30
PRO DEX INC
filed 2023-10-13
CIK 788920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2023

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No ☒

As of December 31, 2022, the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing sales price on the Nasdaq Capital Market was approximately $32.5 million. For the purpose of this calculation shares owned by officers, directors, and 10% shareholders known to the registrant have been deemed to be owned by affiliates. This calculation does not reflect a determination that persons are affiliates for any other purposes.

As of September 29, 2023, 3,547,330 shares of the registrant’s no par value common stock were outstanding.

Documents incorporated by reference:

Part III of this report incorporates by reference certain information from the registrant’s definitive proxy statement (the “Proxy Statement”) for its 2023 Annual Meeting of Shareholders. The Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

PRO-DEX, INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED JUNE 30, 2023

i

EXPLANATORY NOTE

This Annual Report on Form 10-K for the year ended June 30, 2023, (this “Form 10-K”), of Pro-Dex, Inc. (“Company,” “Pro-Dex,” “we,” “our,” “us”) includes amended and restated consolidated financial statements and related financial information as of and for the years ended June 30, 2022 and 2021. This Form 10-K also includes restated quarterly information for the quarters ended March 31, 2023, December 31, 2022, September 30, 2022, March 31, 2022, December 31, 2021, September 30, 2021, March 31, 2021, December 31, 2020, and September 30, 2020. This information is disclosed in Note 2 of the Notes to Consolidated Financial Statements.

Background of the Restatement

As described in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on September 28, 2023, in connection with preparing the Company’s financial statements for the fiscal year ended June 30, 2023, the Company determined its calculation of the estimated fair value of a warrant (the “Monogram Warrant”), which the Company was granted on December 20, 2018, representing the Company’s right to purchase up to 5% of the outstanding stock of Monogram Orthopaedics Inc. calculated on a fully diluted basis, was materially understated for fiscal years ended June 30, 2020, 2021 and 2022 and all interim periods commencing with the quarter ended September 30, 2020 through the quarter ended March 31, 2023.

On September 27, 2023, management and the Audit Committee of the Board of Directors of the Company (the “Audit Committee”), after consultation with Moss Adams, LLP, the Company’s independent registered public accounting firm, determined that the Company’s previously issued financial statements referenced above should be restated to reflect the impact of the error, and accordingly, should no longer be relied upon.

As a result of the information described above, management has concluded that the Company’s disclosure controls and procedures were not effective at a reasonable assurance level and the Company’s internal control over financial reporting was not effective as of the end of each of the periods covered by the restatement. The Company has identified a material weakness in internal control over financial reporting related to its application of ASC 815, Derivatives and Hedging related to the Monogram Warrant. Please see Item 9A (Controls and Procedures) in this Form 10-K for a description of these matters, and of certain remediation measures that we plan to take to strengthen our internal control over financial reporting.

Reliance on Prior Consolidated Financial Statements

We have not amended our previously filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for the periods effected by the restatement. The information that has been previously filed or otherwise reported for these periods is superseded by the information in this Form 10-K. As such, we do not anticipate amending our previously filed Annual Reports on Form 10-K or our Quarterly Reports on Form 10-Q for any prior periods. Accordingly, the consolidated financial statements and related financial information contained in such previously filed reports should no longer be relied upon.

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

In November 2020, we purchased an approximate 25,000 square foot industrial building in Tustin, California (the “Franklin Property”). This building is located approximately four miles from our Irvine, California headquarters and was acquired to provide us additional capacity for our expected continued future growth. We substantially completed the build-out of the property during fiscal 2022 and concluded various verification and validation activities during fiscal 2023. We moved our entire assembly and repairs operations to the new facility in the fourth quarter of fiscal 2023 and we are now fully operational in the new facility. We believe the new facility will create additional capacity for our expected continued growth over the next several years.

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

Description of Business

The majority of our revenue is derived from designing, developing and manufacturing surgical devices for the medical device industry. The proportion of total sales by type is as follows (in thousands, except percentages):

	Years Ended June 30,
	2023		2022
	(In thousands)
		% of Revenue		% of Revenue
Medical devices	$30,740	66%	$34,004	81%
Industrial and scientific	865	2%	919	2%
NRE & Prototypes	2,695	6%	1,014	2%
Dental and component	257	1%	465	1%
Repairs	12,617	27%	6,610	16%
Discounts & Other	(1,087)	(2%)	(971)	(2%)
Total Sales	$46,087	100%	$42,041	100%

Our medical device products utilize proprietary designs developed by us primarily under exclusive development and supply agreements and are currently machined in our Irvine, California facility, and assembled in our Tustin, California facility, as are our rotary air motors. Our medical device products are sold primarily to original equipment manufacturers and our air motors are sold primarily to a wide range of distributors and end users.

In fiscal 2023, our top three customers accounted for 92% of our sales compared to 88% in fiscal 2022. In fiscal 2023, we had one customer, included in both medical device and repairs revenue above, that accounted for 67% of sales with our next largest customer accounting for 16% of sales. This compares to fiscal 2022, when these same two customers accounted for 66% and 14%, respectively, of our total sales. In many cases, including our largest customers, disclosure of customer names is prohibited by confidentiality agreements with such entities. We have no plans to discontinue the sales relationships with our existing significant customers, nor does management have any knowledge that any existing significant customer intends to terminate its relationship with us.

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

To that end, we purchased the Franklin Property in November 2020. This building is located approximately four miles from our Irvine, California headquarters and was acquired to provide us additional capacity for our expected continued future growth. We began operations in the new facility during the fourth quarter of fiscal 2023. While we believe that the efforts we completed to bring the facility operational will allow us ample capacity to increase revenues significantly in future years, there can be no assurance that we will increase revenue.

Simultaneously, we are working to build top-line sales through active proposals of new medical device products with new and existing customers. Our patented adaptive torque-limiting software has been very well received in the CMF and thoracic markets. Additionally, we have other significant engineering projects under way described more fully below under “Results of Operations.”

The majority of the raw materials and components used to manufacture our products are purchased and are available from several sources, including through our own in-house machining capabilities. Portescap, Fischer Connectors, and Tadiran Batteries are examples of key suppliers. We have no exclusive arrangements with any of our suppliers, but in several instances only one supplier is used for certain high-value components. In most of such instances, secondary suppliers have been identified, although it is likely that any transition to a new or different supplier would result in a delay in the supply chain. We consider our relationships with our suppliers and manufacturers to be good, however, during fiscal 2022 and continuing into fiscal 2023, many of our suppliers have increased lead times, experienced delays in shipments and raised prices or temporarily added surcharges. We do not intend to terminate any such relationship at this time, nor does management have knowledge that any supplier or manufacturer intends to terminate its relationship with us.

Our commitment to product design, manufacturing, and quality systems are supported by our compliance with several regulatory agency requirements and standards. We hold a U.S. Food and Drug Administration (“FDA”) Establishment Registration and a State of California Device Manufacturing License (Department of Public Health Food and Drug Branch) with respect to our Irvine and Tustin, California facilities. In addition, both facilities produce products that are certified to ISO 13485:2016, Medical Device Directive 93/42/EEC – Annex II.

At June 30, 2023, we had a backlog of $41.6 million compared with a backlog of $16.5 million at June 30, 2022. Our backlog represents firm purchase orders received and acknowledged from our customers and does not include all revenue expected to be generated from existing customer contracts. Of our backlog at June 30, 2023, $31.4 million, as well as certain purchase orders received subsequent to June 30, 2023, are expected to be delivered during fiscal 2024 and the balance of $10.2 million is expected to be delivered in fiscal 2025. We have experienced, and may continue to experience, variability in our new order bookings due to, among other reasons, the launch of new products, the timing of customer orders based on end-user demand, and customer inventory levels. We do not typically experience seasonal fluctuations in our shipments and revenues.

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

In certain instances, we may share research and development costs with our customers by billing for non-recurring engineering services often provided for under development portions of certain contracts. Revenue recognized for non-recurring engineering services represented 6% of our revenue in fiscal 2023 and 2% of our revenue in fiscal 2022.

During the fiscal years ended June 30, 2023 and 2022, we incurred research and development expenses amounting to $2.8 million and $3.0 million, respectively, which costs exclude labor and related expenses of approximately $724,000 and $739,000 in fiscal 2023 and 2022, respectively, that were reimbursed by our customers through billings for non-recurring engineering services.

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

Our employee turnover for the fiscal years ended June 30, 2023 and 2022 was 16% and 14%, respectively. We consider the turnover rate a valuable metric to measure the effectiveness of our programs and to assist in developing new programs.

Employees

At June 30, 2023, we had 146 employees, one of whom was part time, working at our two office locations in California and one employee working remotely out of state. At June 30, 2022, we had 135 employees, one of whom was part-time, working at either our corporate office in Irvine, California or our Franklin office in Tustin, California and one employee working remotely out of state. None of our employees are a party to any collective bargaining agreements with us. We consider our relationships with our employees to be good.

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

Management believes that each of our facilities has manufacturing systems and processes that are based on established Quality Management System standards. In addition, we believe that both our Irvine, California and Tustin, California facilities are compliant with applicable Good Manufacturing Practices promulgated by the FDA and are compliant with applicable ISO standards set forth by the International Organization for Standardization.

Patents, Trademarks, and Licensing Agreements

We hold US and foreign patents relating to our handheld medical devices and torque-limiting screwdrivers. Our patents have varying expiration dates. The near-term expiration of the patents, if any, is not expected to cause any change in our revenue-generating operations as changing the legal manufacturer of medical devices is a significant undertaking and the expiration of a patent would offer minimal inducement to make such a change.

We have no reason to believe that our activities infringe upon the intellectual property of any third party. With respect to our own patents, we have no reason to believe that our patents are invalid, and we believe that at least some of our patents cover certain aspects of our products. Although we are currently unaware of any reason that would cause us to assert or defend a claim of patent infringement, any such assertion or defense could materially and adversely affect our business and results of operations due to the costs involved.

We have certain federally registered trademarks relating to our products, including Pro-Dex®, along with a number of other common law trademarks.

We have not entered into any franchising agreements. We have not granted, nor do we hold any, third-party licenses having terms under which we earn revenue or incur expense in material amounts.

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

In fiscal 2023, our top three customers accounted for 92% of our sales, with our current largest customer accounting for 67% of our sales. This customer has made purchase commitments to us through a supply agreement to purchase surgical handpieces through calendar 2025. We provide this customer with a device used primarily in elective surgeries and although this customer has not requested a reduction or delay to their planned shipments, if the COVID-19 pandemic were to again materially adversely impact the United States and other markets where our products are sold, coupled with any new recommended deferrals of elective procedures by governments and other authorities, we would expect to see a decline in demand from our principal customer. The loss of this customer or any of our significant customers would severely impact us, including having a material adverse effect on our business, financial condition, cash flows, revenue, and results of operations.

A substantial portion of our business is derived from our core business area that, if not serviced properly, may result in a material adverse impact upon our business, financial condition, and results of operations.

In fiscal 2023, we derived 97% of our revenue from sales of our medical device products and related services. We believe that a primary factor in the market acceptance of our products and services is the value they create for our customers. Our future financial performance will depend in large part on our ability to continue to meet the increasingly sophisticated needs of our customers through the timely development, and successful introduction and implementation, of new and enhanced products and services, while at the same time continuing to provide the value our customers have come to expect from us. We have historically expended a significant percentage of our revenue on product development and believe that significant continued product development efforts will be required to sustain our growth. Continued investment in our sales and marketing efforts will also be required to support future growth.

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

In recent years, we have launched several new medical device products and our estimates of warranty claims are based largely on our previous history from similar legacy products. If actual warranty claims exceed our estimates, it could have an adverse effect on our results of operations and financial condition.

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

Our cash and cash equivalents may be exposed to banking institution risk.

We hold our cash balances with a single financial institution which institution is subject to risks, which may include failure or other circumstances that limit our access to deposits or other banking services. For example, in March 2023, Silicon Valley Bank (“SVB”) was unable to continue their operations and the Federal Deposit Insurance Corporation (“FDIC”) was appointed as receiver for SVB. However, if further failures in financial institutions occur where we hold deposits, we could experience additional risk. Any such loss or limitation on our cash and cash equivalents would adversely affect our business.

In addition, in such circumstances we might not be able to receive timely payment from customers. We and they may maintain cash balances that are not insured or are in excess of the FDIC’s insurance limit. Any delay in ours or our customers’ ability to access funds could have a material adverse effect on our operations. If any parties with which we conduct business are unable to access funds pursuant to such instruments or lending arrangements with such a financial institution, such parties’ ability to continue to fund their business and perform their obligations to us could be adversely affected, which, in turn, could have a material adverse effect on our business, financial condition and results of operations.

We periodically invest surplus cash in marketable securities and other investments in order to realize a positive return, although there can be no assurance that a positive return will be realized, and we could lose some or all of our investments, which could adversely affect our financial condition and results of operation.

We invest a significant portion of our excess capital in marketable securities, including equity securities of publicly traded companies. At June 30, 2023, the fair value of our investments was approximately $8.7 million. Of that amount $6.2 million relates to an investment in Monogram Orthopaedics Inc. (“Monogram”) described more fully in Note 5 to the consolidated financial statements contained elsewhere in this report. The investment in Monogram is also the subject of the restatement of our previous financial statements described in Note 2 to the consolidated financial statements contained elsewhere in this report. Our initial investment in Monogram was an $800,000 loan which we made primarily in exchange for exclusive development and supply rights. At that time, we believed that this long-term strategic investment would likely take several years to cultivate, which it has. While we intend to hold our investments, including our investment in Monogram, until such time as we believe it is appropriate to sell them in accordance with our overall investment policy, we may have unexpected cash requirements that could necessitate the sale of some or all of these investments for a loss. Additionally, these investments are subject to changes in their valuation, which could cause us to record a significant unrealized loss in the future.

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

As of August 12, 2023, two of our directors, Nicholas J. Swenson and Raymond E. Cabillot, directly or indirectly, controlled voting power over approximately 39% (29% and 10%, respectively) of the outstanding shares of our common stock. As a result of such voting control, these directors will have significant influence over all matters submitted to our shareholders for approval, including the election of our directors and other corporate actions, and may have interests that conflict with our interests and the interests of other shareholders.

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

We are subject to changes in and interpretations of financial accounting matters that govern the measurement of our performance, compliance with which could be costly and time-consuming.

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

Our evaluation of internal controls and remediation of potential problems is costly and time-consuming and could expose weaknesses in financial reporting.

Section 404 of the Sarbanes-Oxley Act of 2002, as amended, requires management’s assessment of the effectiveness of our internal control over financial reporting. This process is expensive and time consuming and requires significant attention of management. Management can give no assurance that material weaknesses in internal controls will not be discovered. The material weakness discovered in conjunction with the preparation of our consolidated financial statements for the fiscal year ended June 30, 2023, as described in Note 2 to the consolidated financial statements contained elsewhere in this report, for example, has been time consuming and costly. The disclosure of a material weakness, even if quickly remedied, could reduce the market’s confidence in our financial statements and harm our stock price, especially if a restatement of financial statements for past periods is required.

Risks Related to COVID-19

The COVID-19 pandemic, or the perception of its effects, could have a material adverse effect on our business, financial condition, and results of operations.

To date, COVID-19 has not had a material adverse impact on our business or results of operations, but due to the uncertainties surrounding this pandemic, it may adversely impact us in the future. We have and may continue to experience disruptions in our supply chain and critical suppliers may delay or be unable to deliver products we have ordered. Additionally, our customers could reduce planned orders, request cancelations of existing orders, and/or delay payment to us due to financial hardship they may experience as a result of this healthcare and resulting economic crisis. Therefore, it is impossible to predict the future impact of the pandemic on our business, financial condition, and results of operations.

The ability of our employees to work may be significantly impacted by the COVID-19 crisis.

Substantially all of our employees worked in the office during fiscal 2023. The health of our workforce is of primary concern and we may need to enact further precautionary measures to help minimize the risk of our employees being exposed to the coronavirus. Further, our management team is focused on mitigating the adverse effects of the COVID-19 pandemic, which has required and may continue to require a large investment of time and resources across the entire Company, thereby diverting their attention from other priorities that existed prior to the outbreak of the pandemic. To date, several of our employees have had COVID-19, but all have made full recoveries and returned to work. If more of our employees test positive for COVID-19, or these conditions worsen, or last for an extended period of time, our ability to manage our business may be impaired, and operational risks, cybersecurity risks, and other risks facing us even prior to the pandemic may be elevated.

General Risks

The global economic environment may impact our business, financial condition, and results of operations.

Changes in the global economic environment have caused, and may cause in the future, a general tightening in the credit markets, lower levels of liquidity, increases in rates of default and bankruptcy, high rates of inflation, higher interest rates, and extreme volatility in credit, equity and fixed income markets. These macroeconomic developments could negatively affect our business, operating results or financial condition should they cause, for example, current or potential customers to become unable to fund purchases of our products, in turn resulting in delays, decreases or cancellations of purchases of our products and services, or causing the customer to not pay us or to delay paying us for previously purchased products and services. In addition, financial institution failures may cause us to incur increased expenses or make it more difficult either to obtain financing for our operations, investing activities (including the financing of any future acquisitions), or financing activities. Additional economic risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition, and results of operations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our executive offices and manufacturing facility are located at 2361 McGaw Avenue, Irvine, California 92614. We lease the 28,000 square foot facility from an unrelated third party at a current base monthly lease rate of approximately $42,000 with 3% annual escalations through the expiration of the lease in September 2027. The building is a one-story, stand-alone structure of concrete “tilt-up” construction, approximately 45 years old and in good condition.

Our Franklin Property, located at 14401 Franklin Avenue, Tustin, California 92780, is used primarily for our assembly and repairs operations. We purchased this 25,000 square foot facility in November 2020 from an unrelated third party through a loan (See Note 5 of to the consolidated financial statements contained elsewhere in this report). The building is a one-story, stand-alone structure of concrete “tilt-up” construction, approximately 45 years old and in good condition.

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

Market Information

Our common stock is quoted under the symbol “PDEX” on the Nasdaq Capital Market (“NASDAQ”). The following table sets forth for the quarters indicated the high and low sales prices of our common stock as reported by NASDAQ. The quotations reflect inter-dealer prices, without retail markup, markdown, or commissions, and may not necessarily represent actual transactions. On September 29, 2023, the last sale price of our common stock as reported by NASDAQ was $15.70 per share.

	High	Low
Year ended June 30, 2023:
First Quarter	$20.25	$14.94
Second Quarter	19.93	15.80
Third Quarter	17.71	15.29
Fourth Quarter	19.24	15.50
Year ended June 30, 2022:
First Quarter	$31.51	$23.78
Second Quarter	25.90	20.44
Third Quarter	25.81	15.00
Fourth Quarter	16.51	13.16

Holders

As of September 29, 2023, there were 120 holders of record of our common stock. This number does not include beneficial owners including holders whose shares are held in nominee, or “street,” name.

Dividends

We have never paid a cash dividend with respect to our common stock. The current policy of our Board of Directors is to retain any future earnings to provide funds for the operation and expansion of our business or for repurchases of our common stock pursuant to our repurchase plans. Any determinations to pay dividends in the future will be at the discretion of our Board of Directors.

Repurchases

During the fourth quarter of fiscal 2023 and 2022, we repurchased 0 and 22,532 shares of our common stock, respectively, at an aggregate cost of $0 and $350,000, respectively, through Board approved prearranged share repurchase plans intended to qualify for the safe harbor under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended.

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

Overview

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of our results of operations and financial condition for the fiscal years ended June 30, 2023 and 2022.

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

During fiscal 2022, we began to see some challenges in our supply chain in the form of delayed shipments, longer lead times, higher prices, and surcharges, much of which our suppliers indicate have been caused by the COVID-19 pandemic. We have largely been able to mitigate our biggest supply chain concerns by sourcing replacement chips through alternative suppliers, albeit at much higher prices, for many of our printed circuit board assemblies. In so doing, our cost of sales increased during the second half of fiscal 2022 and in fiscal 2023. We continue to implement plans and processes to mitigate these challenges that many manufacturers similarly face. Our long-term prospects remain positive, and we believe these challenges will negatively impact us only in the short-term.

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

Revenue Recognition

Under Accounting Standards Update (“ASU”) 2014-09, (Topic 606) “Revenue From Contracts with Customers,” we recognize revenue from the sales of products and services by applying the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied. We primarily sell finished products and recognize revenue at point of sale or delivery. However, we also perform services when we are engaged to design a product for a customer and there is more judgment involved in determining the amount and timing of revenue recognition under those types of contracts. In fiscal 2023, the revenue from non-recurring engineering (“NRE”) and prototype services represents approximately 6% of total revenue.

Returns of our product for credit are not material; accordingly, we do not establish a reserve for product returns at the time of sale.

Estimated Losses on Product Development Services

Cost and revenue estimates related to the product development service portions of development and supply contracts are reviewed and updated quarterly. An expected loss on development service contracts is recognized immediately in cost of sales. Losses recorded in fiscal 2023 and 2022 related to these services totaled $108,000 and $0, respectively.

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

Investments

Investments consist of marketable equity securities of publicly held companies and a warrant (the “Monogram Warrant”) to purchase common stock of a publicly held company. The investments were made to realize a reasonable return, although there is no assurance that positive returns will be realized. Investments are marked to market at each measurement date, with unrealized gains and losses presented in other income (expense) in our consolidated income statements. Some of our investments include the common stock of public companies that are thinly traded. Certain of these investments are classified as long-term in nature, as we may not be able to liquidate the investments in a timely manner even if we wish to sell them. Thinly traded investments were subject to a valuation analysis as of June 30, 2023 and 2022. The Monogram Warrant is the subject of the restatement of our previous financial statements described in Note 2 to the consolidated financial statements contained elsewhere in this report. As previously disclosed, from the time we were issued the Monogram warrant through the fourth quarter of fiscal 2023, we considered the Monogram warrant to be of little value and did not record it as an investment in our consolidated balance sheet.

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

Income Taxes

We recognize deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of our assets and liabilities, along with net operating loss and tax credit carryovers. Deferred tax assets and liabilities at June 30, 2023 and 2022 consisted primarily of basis differences related to unrealized gain/loss related to investments, stock-based compensation, fixed assets, accrued expenses and inventories. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

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

Results of Operations for the Fiscal Year Ended June 30, 2023 Compared to the Fiscal Year Ended June 30, 2022

The following tables set forth results from operations for the fiscal years ended June 30, 2023 and 2022:

	Years Ended June 30,
	2023		2022 (Restated)
	Dollars in thousands
		% of Net Sales		% of Net Sales
Net sales	$46,087	100%	$42,041	100%
Cost of sales	33,338	72%	28,909	69%
Gross profit	12,749	28%	13,132	31%
Selling expenses	155	—	91	—
General and administrative expenses	4,028	9%	4,903	12%
Loss from disposal of equipment	—	—	35	—
Research and development costs	2,804	6%	2,980	7%
Total operating expenses	6,987	15%	8,009	19%
Operating income	5,762	13%	5,123	12%
Other income (loss), net	3,666	7%	571	1%
Income before income taxes	9,428	20%	5,694	13%
Income tax expense	2,354	5%	1,122	2%
Net income	$7,074	15%	$4,572	11%

Net Sales

The majority of our revenue is derived from designing, developing, and manufacturing powered surgical instruments for medical device original equipment manufacturers. We also manufacture and sell rotary air motors to a wide range of industries. The proportion of total sales by product/service type is as follows:

	Years Ended June 30,				Increase (Decrease) From 2022 To 2023
	2023		2022
	Dollars in thousands
		% of Net Sales		% of Net Sales
Net sales:
Medical devices	$30,740	66%	$34,004	81%	(10%)
Industrial and scientific	865	2%	919	2%	(6%)
NRE & Prototype services	2,695	6%	1,014	2%	166%
Dental and component	257	1%	465	1%	(45%)
Repairs	12,617	27%	6,610	16%	91%
Discounts & Other	(1,087)	(2%)	(971)	(2%)	12%
	$46,087	100%	$42,041	100%	10%

Net sales in fiscal 2023 increased by $4.0 million, or 10%, as compared to fiscal 2022, due primarily to an increase in repair revenue of $6.0 million and an increase in NRE and prototype services of $1.7 million offset by a decrease in medical device revenue of $3.3 million. Details of our medical device sales by type is as follows:

	Years Ended June 30,				Increase (Decrease) From 2022 To 2023
	2023		2022
	Dollars in thousands
		% of Total		% of Total
Medical device sales:
Orthopedic	$19,688	64%	$21,877	64%	(10%)
CMF	8,497	28%	10,277	30%	(17%)
Thoracic	2,555	8%	1,850	6%	38%
Total	$30,740	100%	$34,004	100%	(10%)

Sales of our medical device products decreased $3.3 million, or 10%, during fiscal 2023 as compared to fiscal 2022. During fiscal 2023, thoracic sales increased by $705,000 to $2.6 million, up from $1.9 million in fiscal 2022, due to additional orders from our single distributor of this driver. In late fiscal 2023, we executed a supply agreement with another distributor for a thoracic driver and we expect an increase in revenue of thoracic products in fiscal 2024. Recurring revenue from distributors of CMF drivers decreased $1.8 million in fiscal 2023 compared to fiscal 2022. We do not have much visibility into our customers’ distribution networks, but we surmise the decline relates to a buildup of customer inventory. Our orthopedic sales decreased $2.2 million in fiscal 2023 compared to fiscal 2022, in part, due to our largest customer shifting priorities to an enhanced repair program (described under the discussion of repair revenue below).

Sales of our industrial and scientific products, which consist primarily of our compact pneumatic air motors, decreased $54,000, or 6%, for fiscal 2023 compared to fiscal 2022. The revenue decrease is expected as these are legacy products with no substantive marketing or sales efforts.

Sales of our NRE & prototype services increased $1.7 million or 166% compared to fiscal 2022 and relates to billable engagement for multiple engineering projects.

Sales of our dental products and components in fiscal 2023 decreased $208,000, or 45%, as compared to fiscal 2022. The decrease is as expected because in fiscal 2022 we sold components of excess inventory directly to our largest customer due to the release of their next generation device. We expect future declines in this area as we are no longer manufacturing dental products, but rather are simply selling remaining component inventory.

Our fiscal 2023 repair revenue increased approximately $6.0 million, or 91%, to $12.6 million, as compared to fiscal 2022, due to increased repairs of the orthopedic handpiece we sell to our largest customer. We expected repair revenue to increase based upon the customer’s requested refurbishments to upgrade previously purchased handpieces to the next generation, which we collectively term “enhanced repairs”. We are rapidly refurbishing these handpieces and we believe that our largest customer will request enhanced repairs for a similar volume or number of handpieces in fiscal 2024, but there are no assurances that our customer will return the same volume of handpieces.

At June 30, 2023, we had a backlog of $41.6 million compared with a backlog of $16.5 million at June 30, 2022. Our backlog represents firm purchase orders received and acknowledged from our customers and does not include all revenue expected to be generated from existing customer contracts. Of our backlog at June 30, 2023, $31.4 million, as well as certain purchase orders received subsequent to June 30, 2023, are expected to be delivered during fiscal 2024 and the balance of $10.2 million is expected to be delivered in fiscal 2025. We have experienced, and may continue to experience, variability in our new order bookings due to, among other reasons, the launch of new products, the timing of customer orders based on end-user demand, and customer inventory levels. We do not typically experience seasonal fluctuations in our shipments and revenues.

Cost of Sales and Gross Margin

	Years Ended June 30,				Increase (Decrease) From 2022 To 2023
	2023		2022
	Dollars in thousands
Cost of sales:		% of Net Sales		% of Net Sales
Product costs	$29,600	64%	$26,296	63%	13%
NRE and Prototype services costs	1,724	4%	774	2%	123%
Under (over)-absorption of manufacturing overhead	1,724	4%	877	2%	97%
Inventory and warranty charges	290	—	962	2%	(70%)
Total cost of sales	$33,338	72%	$28,909	69%	15%

Cost of sales in fiscal 2023 increased $4.4 million, or 15%, from fiscal 2022, primarily due to the increase in product costs, consistent with the 10% increase in net sales, coupled with higher material and labor costs. During fiscal 2023, we experienced $1.7 million of under-absorption of manufacturing costs compared to $877,000 in fiscal 2022, due primarily to actual production hours being less than planned. Costs related to inventory and warranty charges decreased $672,000 in fiscal 2023 compared to fiscal 2022, primarily due to sourcing of components for our printed circuit board assemblies at prices higher than usual in fiscal 2022 coupled with reduced warranty repairs related to the handpiece we sell to our largest customer in fiscal 2023.

Operating Expenses

	Years Ended June 30,				Increase (Decrease) From 2022 To 2023
	2023		2022
	(Dollars in thousands)
		% of Net Sales		% of Net Sales
Operating expenses:
Selling expenses	$155	—	$91	—	70%
General and administrative expenses	4,028	9%	4,903	12%	(18%)
Research and development costs	2,804	6%	2,980	7%	(6%)
	$6,987	15%	$7,974	19%	(12%)

Selling expenses consist of salaries and other personnel-related expenses related to our business development department, as well as trade show attendance, advertising and marketing expenses, and travel and related costs incurred in generating and maintaining customer relationships. Selling expenses increased $64,000, or 70%, compared to fiscal 2022, primarily due to increased sales commissions.

General and administrative expenses (“G&A”) consist of salaries and other personnel-related expenses for corporate, accounting, finance, and human resource personnel, as well as costs for outsourced information technology services, professional fees, directors’ fees, and costs associated with being a public company. The $875,000 decrease in G&A expenses from fiscal 2022 to 2023 is due primarily to reduced legal and settlement expenses related to employment matters and reduced non-cash compensation expense related to stock compensation.

Research and development costs generally consist of salaries, employer-paid benefits, and other personnel- related costs of our engineering and support personnel, as well as allocated facility and information technology costs, professional and consulting fees, patent-related fees, lab costs, materials, and travel and related costs incurred in the development and support of our products. Research and development costs decreased $176,000 from fiscal 2022 to 2023 due to increased personnel and related costs of $333,000 as well as increased legal fees related to IP matters of $89,000 offset by decreased spending on internal product development projects of $604,000. In fiscal 2023, our engineering department has continued to be engaged in billable customer projects and therefore those costs are shifted to cost of sales instead of research and development.

Although the majority of our research and development costs relate to sustaining activities related to products we currently manufacture and sell, we have created a product roadmap to develop future products. Many of our product development efforts are undertaken only upon completion of an analysis of the size of the market, our ability to differentiate our product from our competitors’, as well as an analysis of our specific sales prospects with new and/or existing customers. Research and development costs represent between 37% and 40% of total operating expenses during fiscal 2022 and 2023 and are expected to increase in the future as we continue to invest in product development. The amount spent on projects under development is summarized below (in thousands):

	Years Ended June 30,		Expected Market Launch(1)	Estimated Annual Revenue(2)
	2023	2022
	Dollars in thousands
Total Research and Development costs:	$2,804	$2,980

Products in development:
ENT Shaver	$51	$282	Q4 2023	$1,000
Vital Ventilator	—	115	(3)	$1,500
Sustaining & Other	2,753	2,583
Total	$2,804	$2,980

(1)	Represents the calendar quarter of expected market launch.
(2)	The products in development include risks that they could be abandoned in the future prior to completion, they could fail to become commercialized, or the actual annual revenue realized may be less than the amount estimated.
(3)	We have suspended the vital ventilator project at this time.

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

Other Income (Expense)

Interest and Dividend Income

Our interest and dividend income earned in fiscal 2023 and 2022 includes income earned from our interest-bearing money market accounts and portfolio of equity investments.

Unrealized gain (loss) on investments

The unrealized gain (loss) on investments relates to our investment portfolio, which is the subject of our restatement described in Note 2 to the consolidated financial statements contained elsewhere in this report. Additional information related to the nature of our investments is more fully described in Note 5 to the consolidated financial statements contained elsewhere in this report.

Gain on Sale of Investments

During fiscal 2023, we liquidated some of the investments in our portfolio of equity investments receiving proceeds of $89,000 and recording a gain of $6,000. During fiscal 2022, we liquidated some of the investments in our portfolio of equity investments receiving proceeds of $770,000 and recording a gain of $28,000.

Interest Expense

Interest expense incurred in fiscal 2023 and 2022 consists primarily of interest expense related to our debt with Minnesota Bank & Trust (“MBT”) described more fully in Note 8 to the consolidated financial statements contained elsewhere in this report.

Income Taxes

The effective tax rate for the fiscal years ended June 30, 2023 and 2022 was 26% and 20%, as restated, respectively, slightly less than our combined expected federal and applicable state corporate income tax rates due primarily to federal and state research credits.

Liquidity and Capital Resources

The following table is a summary of our Statements of Cash Flows and Cash and Working Capital as of and for the fiscal years ended June 30, 2023 and 2022:

	As of and for the Years Ended June 30,
	2023	2022
	(In thousands)
Cash provided by (used in):
Operating activities	$5,462	$(847)
Investing activities	$(885)	$(1,235)
Financing activities	$(2,490)	$(790)

Cash, cash equivalents and working capital:
Cash and cash equivalents	$2,936	$849
Working capital	$21,303	$19,812

Cash Flows from Operating Activities

Cash provided by operating activities during fiscal 2023 totaled $5.5 million. Our net income was $7.1 million and included $3.9 million of unrealized gains on certain equity investments, as well as $857,000 of depreciation and amortization and $766,000 of non-cash stock compensation. Additionally, our accounts receivable decreased by $5.4 million due to the variability in the timing of shipments and our prepaid expenses and deferred income taxes decreased by $494,000 and $264,000, respectively. Offsetting this net inflow of cash, inventory increased by $3.5 million and our accounts payable and accrued expenses and deferred revenue decreased by $1.1 million and $1.0 million, respectively.

Cash used in operating activities totaled $847,000 during fiscal 2022. Our net income was $4.6 million and included $931,000 of unrealized gains on certain equity investments, as well as non-cash stock compensation expense and depreciation and amortization expense in the amount of $1.3 million and $726,000, respectively. Additionally, our accounts payable and accrued expenses increased by $2.0 million. Offsetting these inflows of cash, our accounts receivable and inventory balances grew by $4.4 million and $4.2 million, respectively.

Cash Flows from Investing Activities

Net cash used in investing activities in fiscal 2023 was $885,000. During the 2023 fiscal year, we made capital expenditures in the amount of $974,000 primarily for the Franklin Property and we received proceeds of $89,000 from the sales of marketable equity securities.

Net cash used in investing activities in fiscal 2022 was $1.2 million and related primarily to $1.6 million in purchases of equipment and improvements as well as the purchase of $334,000 of marketable equity securities, offset by $770,000 in proceeds from sales of marketable equity securities.

Cash Flows from Financing Activities

Net cash used in financing activities for fiscal 2023 totaled $2.5 million and included $809,000 in net principal payments of various notes payable to MBT more fully described in Note 8 to the consolidated financial statements contained elsewhere in this report, and $1.5 million related to the repurchase of 86,422 shares of our common stock pursuant to our share repurchase program, as well as payment of $223,000 of employee payroll taxes related to the award of 37,500 shares of common stock to employees under previously granted performance awards.

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

Liquidity Requirements for the Next 12 Months

 As of June 30, 2023, our working capital was $21.3 million. We currently believe that our existing cash and cash equivalent balances, together with our account receivable balances, and anticipated cash flows from operations will provide us sufficient funds to satisfy our cash requirements as our business is currently conducted for at least the next 12 months. In addition to our cash and cash equivalent balances, we expect to derive a portion of our liquidity from our cash flows from operations. We may also liquidate some or all of our investment portfolio or borrow further against our $7.0 million Amended Revolving Loan with MBT (see Note 8 to condensed consolidated financial statements contained elsewhere in this report), under which we had availability of $4.5 million as of June 30, 2023.

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

The Investment Committee is comprised of Messrs. Swenson (Chair), Cabillot, and Van Kirk. Both Mr. Cabillot and Mr. Swenson are active investors with extensive portfolio management expertise. We leverage the experience of these committee members to make investment decisions for the investment of our surplus operating capital or borrowed funds. Additionally, many of our securities holdings include stocks of public companies that either Messrs. Swenson or Cabillot or both may own from time to time either individually or through the investment funds that they manage, or other companies whose boards they sit on. The Investment Committee approved each of the investments comprising the $8.8 million of investments consisting of a warrant to purchase common stock of a publicly held company and marketable public equity securities held at June 30, 2023, which amount includes unrealized holding gains in the amount of $6.1 million at June 30, 2023.

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

During the fiscal year ended June 30, 2023, we repurchased 86,422 shares at an aggregate cost, inclusive of fees under the Plan, of $1.5 million. During the fiscal year ended June 30, 2022, we repurchased 75,250 shares at an aggregate cost, inclusive of fees under the Plan, of $1.6 million. On a cumulative basis, we have repurchased a total of 1,197,168 shares under the share repurchase programs at an aggregate cost, inclusive of fees under the Plan, of $17.2 million. All repurchases under the 10b5-1 Plans were administered through an independent broker.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PRO-DEX, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors

Pro-Dex, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Pro-Dex Inc. (the “Company”) as of June 30, 2023 and 2022, the related consolidated income statements, shareholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 2023 and 2022, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2023, in conformity with accounting principles generally accepted in the United States of America.

Restatement of Previously Issued Financial Statements

As described in Note 2, the Company has restated its consolidated financial statements as of June 30, 2022, and for the years ended June 30, 2022 and 2021, for the correction of errors.

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

Warrant Valuation

As described in Notes 2 and Note 5 to the consolidated financial statements, the Company holds a warrant to purchase common stock of a publicly traded company, which has an estimated fair value of $6,160,000 at June 30, 2023 and resulted in an unrealized gain of $3,856,000 during the year ended June 30, 2023. The warrant was determined to be a derivative financial instrument that is subject to remeasurement at each balance sheet date with changes in fair value recognized in earnings.

We identified the valuation of the warrant as a critical audit matter. See also the “Restatement of Previously Issued Financial Statements” section of our report. The estimated fair value of the warrant was determined using a Black Scholes Option Pricing (“BSOP”) model. The principal considerations for our determination that auditing the estimated fair value of the warrant is a critical audit matter are (i) the judgment required by management in the determination of the significant assumptions used, including the underlying stock price, strike price of the warrant, volatility, risk-free rate, discount for lack of marketability and time-to-maturity (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence related to the significant assumptions used in the BSOP model; and (iii) the use of professionals with specialized skill and knowledge.

The primary procedures we performed to address this critical audit matter included:

  reading the agreements and evaluating management’s process for determining the estimated fair value of the warrant.

  testing management’s process included (i) evaluating the method used by management to determine the estimated fair value of the warrant; (ii) testing the mathematical accuracy of management’s model; (iii) evaluating the reasonableness of the significant assumptions used in the model and (iv) testing the completeness and accuracy of the data used.

  professionals with specialized skill and knowledge were used to assist in evaluating the appropriateness of the BSOP model used by management to determine the estimated fair value of the warrant, and evaluating whether the significant assumptions used in the BSOP model were reasonable.

/s/ Moss Adams LLP

Irvine, California
October 13, 2023

We have served as the Company’s auditor since 2003.

PRO-DEX, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 30,
	2023	2022
ASSETS		(Restated)
Current assets:
Cash and cash equivalents	$2,936	$849
Investments	1,134	755
Accounts receivable, net of allowance for doubtful accounts of $0 at June 30, 2023 and 2022	9,952	15,384
Deferred costs	494	710
Inventory	16,167	12,678
Prepaid expenses	296	790
Total current assets	30,979	31,166
Land and building, net	6,249	6,343
Equipment and improvements, net	5,079	4,833
Right of use asset, net	1,872	2,248
Intangibles, net	81	118
Deferred income taxes, net	—	256
Investments	7,521	4,083
Other assets	42	42
Total assets	$51,823	$49,089

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,261	$3,761
Accrued liabilities	3,135	2,751
Income taxes payable	453	544
Deferred revenue	—	1,013
Notes payable	3,827	3,285
Total current liabilities	9,676	11,354
Non-current liabilities:
Lease liability, net of current portion	1,638	2,054
Deferred income taxes, net	8	—
Notes payable, net of current portion	8,911	10,250
Total non-current liabilities	10,557	12,304
Total liabilities	20,233	23,658

Commitments and Contingencies:

Shareholders’ equity:
Common stock, no par value, 50,000,000 shares authorized; 3,545,309 and 3,596,131 shares issued and outstanding at June 30, 2023 and 2022, respectively	6,767	7,682
Retained earnings	24,823	17,749
Total shareholders’ equity	31,590	25,431
Total liabilities and shareholders’ equity	$51,823	$49,089

See notes to consolidated financial statements.

PRO-DEX, INC. AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENTS

(In thousands, except share and per share data)

	Years Ended June 30,
	2023	2022	2021
		(Restated)	(Restated)

Net sales	$46,087	$42,041	$38,029
Cost of sales	33,338	28,909	24,454
Gross profit	12,749	13,132	13,575

Operating expenses:
Selling expenses	155	91	590
General and administrative expenses	4,028	4,903	4,076
Loss on disposal of equipment	—	35	—
Research and development costs	2,804	2,980	4,384
Total operating expenses	6,987	8,009	9,050
Operating income	5,762	5,123	4,525
Other income (expense):
Interest and dividend income	294	76	126
Unrealized gain on investments	3,899	931	1,990
Gain on sale of investments	6	28	1,327
Interest expense	(533)	(464)	(352)
Total other income	3,666	571	3,091

Income before income taxes	9,428	5,694	7,616
Income tax expense	2,354	1,122	1,446

Net income	$7,074	$4,572	$6,170

Basic & Diluted income per share:
Basic net income per share	$1.98	$1.26	$1.63

Diluted net income per share	$1.95	$1.21	$1.57

Weighted-average common shares outstanding:
Basic	3,571,044	3,635,894	3,796,516
Diluted	3,636,944	3,763,345	3,936,194

See notes to consolidated financial statements.

PRO-DEX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For The Years Ended June 30, 2023, 2022 (Restated) and 2021 (Restated)

(In thousands, except share data)

	Common Shares
	Number of Shares	Amount	Retained Earnings	Total
Balance at June 30, 2020	3,811,137	$12,752	$6,310	$19,062
Cumulative effect of restatement(1)	—	—	697	697
Net income, restated	—	—	6,170	6,170
ESPP shares issued	2,677	57	—	57
Shares issued in connection with performance award vesting	40,000	—	—	—
Shares withheld from common stock issued to pay employee payroll taxes	(14,371)	(259)	—	(259)
Exercise of stock options(2)	22,388	39	—	39
Share-based compensation	—	901	—	901
Share repurchases	(216,171)	(5,537)	—	(5,537)
Balance at June 30, 2021	3,645,660	$7,953	$13,177	$21,130
Net income, restated	—		4,572	4,572
ESPP shares issued	2,576	60	—	60
Exercise of stock options(3)	23,145	—	—	—
Share-based compensation	—	1,275	—	1,275
Share repurchases	(75,250)	(1,606)	—	(1,606)
Balance at June 30, 2022	3,596,131	$7,682	$17,749	$25,431
Net income	—	—	7,074	7,074
ESPP shares issued	5,459	77	—	77
Shares issued in connection with performance award vesting	37,500	—	—	—
Shares withheld from common stock issued to pay employee payroll taxes	(13,859)	(223)	—	(223)
Exercise of stock options	6,500	12	—	12
Share-based compensation	—	766	—	766
Share repurchases	(86,422)	(1,547)	—	(1,547)
Balance at June 30, 2023	3,545,309	$6,767	$24,823	$31,590

(1)	This is the estimated fair value of the Monogram Warrant as of June 30, 2020. (See Note 2)
(2)	Excludes 112 shares forfeited to affect a cashless exercise.
(3)	Excludes 1,855 shares forfeited to affect a cashless exercise.

See notes to consolidated financial statements.

PRO-DEX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended June 30,
	2023	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:		(Restated)	(Restated)
Net income	$7,074	$4,572	$6,170
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	857	726	686
Unrealized gain on investments	(3,899)	(931)	(1,990)
Gain on sale of investments	(6)	(28)	(1,327)
Impairment of long-lived assets	—	84	—
Non-cash lease expense (recovery)	(2)	13	26
Loss on sale or disposal of equipment	—	35	—
Amortization of loan fees	12	9	49
Share-based compensation	766	1,275	901
Deferred income taxes	264	(63)	89
Bad debt expense (recovery)	—	(2)	5
Changes in operating assets and liabilities:
Accounts receivable	5,432	(4,449)	(5,783)
Deferred costs	216	(517)	(38)
Inventory	(3,489)	(4,241)	(199)
Prepaid expenses	494	(331)	(314)
Accounts payable and accrued expenses	(1,153)	1,991	105
Deferred revenue	(1,013)	863	(50)
Income taxes payable	(91)	147	(408)
Net cash provided by (used in) operating activities	5,462	(847)	(2,078)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment and improvements	(974)	(1,638)	(1,769)
Purchase of land and building	—	—	(6,499)
Proceeds from sale of investments	89	770	4,596
Increase in intangibles	—	(33)	(38)
Purchase of investments	—	(334)	—
Net cash used in investing activities	(885)	(1,235)	(3,710)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on notes payable	(6,093)	(1,244)	(351)
Borrowing from revolving loan, net of loan origination fees	5,284	2,000	9,139
Repurchases of common stock	(1,547)	(1,606)	(5,537)
Payments of employee taxes on net issuance of common stock	(223)	—	(259)
Proceeds from exercise of stock options and ESPP contributions	89	60	96
Net cash provided by (used in) financing activities	(2,490)	(790)	3,088

Net increase (decrease) in cash and cash equivalents	2,087	(2,872)	(2,700)
Cash and cash equivalents, beginning of year	849	3,721	6,421
Cash and cash equivalents, end of year	$2,936	$849	$3,721

See notes to consolidated financial statements.

PRO-DEX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

(In thousands)

	Years Ended June 30,
	2023	2022	2021
Supplemental disclosures of cash flow information:

Non-cash investing and financing activity:
Cashless stock option exercise	$—	$45	$4

Cash paid during the period for:
Income taxes, net of refunds	$1,655	$1,565	$1,767
Interest	$521	$463	$330

See notes to consolidated financial statements.

PRO-DEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS

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

2.	RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company has restated its consolidated financial statements as of and for the years ended June 30, 2022 and 2021 and as of and for the first three quarters of fiscal 2021, 2022 and 2023. The restatement corrects the error related to the fair value of the Monogram Warrant which had been understated (See Note 5). The restatement records the investment at its estimated fair value for all restated periods, records the unrealized gain on investments for each restated period, and records the deferred income tax expense associated with the corresponding unrealized gain on investments. The restatement does not impact previously reported revenues, operating income, cash or cash flows for any previous periods.

Presented below are the changes to each financial statement line item which changed as a result of the restatement.

June 30, 2022 Balance Sheet

	As Previously Reported	Restatement		As Restated

Deferred income taxes, net	$797	$(541	)(a)	$256
Investments	1,779	2,304	(b)	4,083
Total assets	47,326	1,763		49,089
Retained earnings	15,986	1,763		17,749
Total liabilities and shareholders’ equity	47,326	1,763		49,089

(a)	This amount represents the income tax expense associated with the Monogram Warrant.
(b)	This amount represents the estimated fair value of the Monogram Warrant at June 30, 2022.

Fiscal 2022 Income Statement

	As Previously Reported	Restatement		As Restated

Unrealized gain (loss) on investments	$(57)	$988	(a)	$931
Total other income (loss)	(417)	988		571
Income before income taxes	4,706	988		5,694
Income tax expense	851	271	(b)	1,122
Net income	3,855	717		4,572
Basic income per share	$1.06	$0.20		$1.26
Diluted income per share	$1.02	$0.19		$1.21

(a)	This amount represents the unrealized gain on the Monogram Warrant for the fiscal year 2022.
(b)	This amount represents the income tax expense related to the unrealized gain on the Monogram Warrant for the fiscal year 2022.

PRO-DEX, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal 2021 Income Statement

	As Previously Reported	Restatement		As Restated

Unrealized gain on investments	$1,371	$619	(a)	$1,990
Total other income	2,472	619		3,091
Income before income taxes	6,997	619		7,616
Income tax expense	1,176	270	(b)	1,446
Net income	5,821	349		6,170
Basic income per share	$1.53	$0.10		$1.63
Diluted income per share	$1.48	$0.09		$1.57

(a)	This amount represents the unrealized gain on the Monogram Warrant for the fiscal year 2021.

(b)	This amount represents the income tax expense related to the unrealized gain on the Monogram Warrant for the fiscal year 2021.

	Fiscal 2023 Unaudited Quarterly Periods
	September 30, 2022	December 31, 2022	March 31, 2023

Net income, as previously reported	$1,076	$879	$1,313
Adjustments to net income:
Unrealized gain on investments(a)	175	2,582	419
Income tax expense(b)	48	709	115

Net income, as restated	$1,203	$2,752	$1,617

Basic & Diluted income per share as previously reported:
Basic net income per share	$0.30	$0.25	$0.37
Diluted net income per share	$0.29	$0.24	$0.36

Basic & Diluted income per share as restated:
Basic net income per share	$0.33	$0.80	$0.46
Diluted net income per share	$0.33	$0.79	$0.45

Weighted-average common shares outstanding:
Basic	3,616,000	3,574,000	3,548,000
Diluted	3,695,000	3,652,000	3,623,000

(a)	This amount represents the unrealized gain on the Monogram Warrant.
(b)	This amount represents the income tax expense related to the unrealized gain on the Monogram Warrant.

PRO-DEX, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Fiscal 2022 Unaudited Quarterly Periods
	September 30, 2021	December 31, 2021	March 31, 2022	June 30, 2022
Net income as previously reported	$1,064	$925	$462	$1,405
Adjustments to net income:
Unrealized gain on investments(a)	22	216	155	595
Income tax expense(b)	6	59	43	163

Net income as restated	$1,080	1,082	$574	1,837

Basic & Diluted income per share as previously reported
Basic net income per share	$0.29	$0.25	$0.13	$0.39
Diluted net income per share	$0.28	$0.25	$0.12	$0.38

Basic & Diluted income per share as restated
Basic net income per share	$0.30	$0.30	$0.16	$0.51
Diluted net income per share	$0.29	$0.29	$0.15	$0.49

Weighted-average common shares outstanding:
Basic	3,651,000	3,657,000	3,626,000	3,609,000
Diluted	3,777,000	3,767,000	3,749,000	3,731,000

(a)	This amount represents the unrealized gain on the Monogram Warrant.
(b)	This amount represents the income tax expense related to the unrealized gain on the Monogram Warrant.

	Fiscal 2021 Unaudited Quarterly Periods
	September 30, 2020	December 31, 2020	March 31, 2021	June 30, 2021
Net income as previously reported	$1,158	$1,750	$2,131	$782
Adjustments to net income:
Unrealized loss on investments(a)	(59)	51	42	585
Income tax (benefit) expense(b)	(16)	14	12	260

Net income as restated	$1,115	1,787	$2,161	1,107

Basic & Diluted income per share as previously reported
Basic net income per share	$0.30	$0.45	$0.56	$0.23
Diluted net income per share	$0.29	$0.44	$0.54	$0.22

Basic & Diluted income per share as restated
Basic net income per share	$0.29	$0.46	$0.57	$0.29
Diluted net income per share	$0.28	$0.45	$0.54	$0.28

Weighted-average common shares outstanding:
Basic	3,851,000	3,861,000	3,817,000	3,656,000
Diluted	3,975,000	4,012,000	3,966,000	3,796,000

(a)	This amount represents the unrealized gain on the Monogram Warrant.
(b)	This amount represents the income tax expense related to the unrealized gain on the Monogram Warrant.

PRO-DEX, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020 Unaudited Balance Sheet (First Quarter Fiscal 2021)

	As Previously Reported	Restatement		As Restated

Deferred income taxes, net	$259	$16	(a)	$275
Investments	2,309	638	(b)	2,947
Total assets	30,797	654		31,451
Retained earnings	7,468	654		8,122
Total liabilities and shareholders’ equity	30,797	654		31,451

(a)	This amount represents the income tax benefit associated with the Monogram Warrant.
(b)	This amount represents the estimated fair value of the Monogram Warrant at September 30, 2020.

First Quarter Fiscal 2021 Unaudited Income Statement – Three months ended September 30, 2020

	As Previously Reported	Restatement		As Restated

Unrealized gain (loss) on investments	$(107)	$(59	)(a)	$(166)
Total other income (expense)	(108)	(59)		(167)
Income before income taxes	1,441	(59)		1,382
Income tax expense	283	(16	)(b)	267
Net income	1,158	(43)		1,115
Basic income per share	$0.30	$(0.01)		$0.29
Diluted income per share	$0.29	$(0.01)		$0.28

(a)	This amount represents the unrealized loss on the Monogram Warrant for the three months ended September 30, 2020.
(b)	This amount represents the income tax benefit related to the unrealized loss on the Monogram Warrant for the three months ended September 30, 2020.

December 31, 2020 Unaudited Balance Sheet (Second Quarter Fiscal 2021)

	As Previously Reported	Restatement		As Restated

Deferred income taxes, net	$259	$2	(a)	$261
Investments	3,238	689	(b)	3,927
Total assets	38,372	691		39,063
Retained earnings	9,218	691		9,909
Total liabilities and shareholders’ equity	38,372	691		39,063

(a)	This amount represents the income tax benefit associated with the Monogram Warrant.
(b)	This amount represents the estimated fair value of the Monogram Warrant at December 31, 2020.

PRO-DEX, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three months ended December 31, 2020 Unaudited Income Statement (Second Quarter Fiscal 2021)

	As Previously Reported	Restatement		As Restated

Unrealized gain (loss) on investments	$1,413	$51	(a)	$1,464
Total other income (expense)	1,358	51		1,409
Income before income taxes	1,879	51		1,930
Income tax expense	129	14	(b)	143
Net income	1,750	37		1,787
Basic income per share	$0.45	$0.01		$0.46
Diluted income per share	$0.44	$0.01		$0.45

(a)	This amount represents the unrealized gain on the Monogram Warrant for the three months ended December 31, 2020.
(b)	This amount represents the income tax expense related to the unrealized gain on the Monogram Warrant for the three months ended December 31, 2020.

March 31, 2021 Unaudited Balance Sheet (Third Quarter Fiscal 2021)

	As Previously Reported	Restatement		As Restated

Deferred income taxes, net	$259	$(9	)(a)	$250
Investments	3,026	731	(b)	3,757
Total assets	42,315	722		43,037
Retained earnings	11,349	722		12,071
Total liabilities and shareholders’ equity	42,315	722		43,037

(a)	This amount represents the income tax expense associated with the Monogram Warrant.
(b)	This amount represents the estimated fair value of the Monogram Warrant at March 31, 2021.

Three months ended March 31, 2021 Unaudited Income Statement (Third Quarter Fiscal 2021)

	As Previously Reported	Restatement		As Restated

Unrealized gain (loss) on investments	$136	$42	(a)	$178
Total other income (expense)	858	42		900
Income before income taxes	2,723	42		2,765
Income tax expense	592	12	(b)	604
Net income	2,131	30		2,161
Basic income per share	$0.56	$0.01		$0.57
Diluted income per share	$0.54	$0.01		$0.54

(a)	This amount represents the unrealized gain on the Monogram Warrant for the three months ended March 31, 2021.
(b)	This amount represents the income tax expense related to the unrealized gain on the Monogram Warrant for the three months ended March 31, 2021.

PRO-DEX, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021 Unaudited Balance Sheet (First Quarter Fiscal 2022)

	As Previously Reported	Restatement		As Restated

Deferred income taxes, net	$463	$(276	)(a)	$187
Investments	1,656	1,338	(b)	2,994
Total assets	41,865	1,062		42,927
Retained earnings	13,195	1,062		14,257
Total liabilities and shareholders’ equity	41,865	1,062		42,927

(a)	This amount represents the income tax expense associated with the Monogram Warrant.
(b)	This amount represents the estimated fair value of the Monogram Warrant at September 30, 2021.

First Quarter Fiscal 2022 Unaudited Income Statement – Three months ended September 30, 2021

	As Previously Reported	Restatement		As Restated

Unrealized gain(loss) on investments	$149	$22	(a)	$171
Total other income (expense)	53	22		75
Income before income taxes	1,371	22		1,393
Income tax expense	307	6	(b)	313
Net income	1,064	16		1,080
Basic income per share	$0.29	$0.01		$0.30
Diluted income per share	$0.28	$0.01		$0.29

(a)	This amount represents the unrealized gain on the Monogram Warrant for the three months ended September 30, 2021.
(b)	This amount represents the income tax expense related to the unrealized gain on the Monogram Warrant for the three months ended September 30, 2021.

December 31, 2021 Unaudited Balance Sheet (Second Quarter Fiscal 2022)

	As Previously Reported	Restatement		As Restated

Deferred income taxes, net	$463	$(335	)(a)	$128
Investments	1,940	1,554	(b)	3,494
Total assets	42,114	1,219		43,333
Retained earnings	14,119	1,219		15,338
Total liabilities and shareholders’ equity	42,114	1,219		43,333

(a)	This amount represents the income tax expense associated with the Monogram Warrant.
(b)	This amount represents the estimated fair value of the Monogram Warrant at December 31, 2021.

PRO-DEX, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three months ended December 31, 2021 Unaudited Income Statement (Second Quarter Fiscal 2022)

	As Previously Reported	Restatement		As Restated

Unrealized gain(loss) on investments	$(300)	$216	(a)	$(84)
Total other income (expense)	(392)	216		(176)
Income before income taxes	1,210	216		1,426
Income tax expense	285	59	(b)	344
Net income	925	157		1,082
Basic income per share	$0.25	$0.05		$0.30
Diluted income per share	$0.25	$0.04		$0.29

(a)	This amount represents the unrealized gain on the Monogram Warrant for the three months ended December 31, 2021.
(b)	This amount represents the income tax expense related to the unrealized gain on the Monogram Warrant for the three months ended December 31, 2021.

March 31, 2022 Unaudited Balance Sheet (Third Quarter Fiscal 2022)

	As Previously Reported	Restatement		As Restated

Deferred income taxes, net	$463	$(378	)(a)	$85
Investments	1,778	1,709	(b)	3,487
Total assets	43,884	1,331		45,215
Retained earnings	14,581	1,331		15,912
Total liabilities and shareholders’ equity	43,884	1,331		45,215

(a)	This amount represents the income tax expense associated with the Monogram Warrant.
(b)	This amount represents the estimated fair value of the Monogram Warrant at March 31, 2022.

Three months ended March 31, 2022 Unaudited Income Statement (Third Quarter Fiscal 2022)

	As Previously Reported	Restatement		As Restated

Unrealized gain(loss) on investments	$(275)	$155	(a)	$(120)
Total other income (expense)	(387)	155		(232)
Income before income taxes	634	155		789
Income tax expense	172	43	(b)	215
Net income	462	112		574
Basic income per share	$0.13	$0.03		$0.16
Diluted income per share	$0.12	$0.03		$0.15

(a)	This amount represents the unrealized gain on the Monogram Warrant for the three months ended March, 31, 2022.
(b)	This amount represents the income tax expense related to the unrealized gain on the Monogram Warrant for the three months ended March 31, 2022.

PRO-DEX, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022 Unaudited Balance Sheet (First Quarter Fiscal 2023)

	As Previously Reported	Restatement		As Restated

Deferred income taxes, net	$764	$(589	)(a)	$175
Investments	1,889	2,479	(b)	4,368
Total assets	47,965	1,890		49,855
Retained earnings	17,062	1,890		18,952
Total liabilities and shareholders’ equity	47,965	1,890		49,855

(a)	This amount represents the income tax expense associated with the Monogram Warrant.
(b)	This amount represents the estimated fair value of the Monogram Warrant at September 30, 2022.

First Quarter Fiscal 2023 Unaudited Income Statement – Three months ended September 30, 2022

	As Previously Reported	Restatement		As Restated

Unrealized gain(loss) on investments	$250	$175	(a)	$425
Total other income (expense)	344	175		519
Income before income taxes	1,294	175		1,469
Income tax expense	218	48	(b)	266
Net income	1,076	127		1,203
Basic income per share	$0.30	$0.03		$0.33
Diluted income per share	$0.29	$0.04		$0.33

(a)	This amount represents the unrealized gain on the Monogram Warrant for the three months ended September 30, 2022.
(b)	This amount represents the income tax expense related to the unrealized gain on the Monogram Warrant for the three months ended September 30, 2022.

December 31, 2022 Unaudited Balance Sheet (Second Quarter Fiscal 2023)

	As Previously Reported	Restatement		As Restated

Deferred income taxes, net	$764	$(764	)(a)	$—
Investments	1,726	5,061	(b)	6,787
Total assets	47,579	4,297		51,876
Deferred income taxes	—	534		534
Total liabilities	23,105	534		23,639
Retained earnings	17,941	3,763		21,704
Total liabilities and shareholders’ equity	47,579	4,297		51,876

(a)	This amount represents the income tax expense associated with the Monogram Warrant.
(b)	This amount represents the estimated fair value of the Monogram Warrant at December 31, 2022.

PRO-DEX, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three months ended December 31, 2022 Unaudited Income Statement (Second Quarter Fiscal 2023)

	As Previously Reported	Restatement		As Restated

Unrealized gain(loss) on investments	$158	$2,582	(a)	$2,740
Total other income (expense)	37	2,582		2,619
Income before income taxes	1,174	2,582		3,756
Income tax expense	295	709	(b)	1,004
Net income	879	1,873		2,752
Basic income per share	$0.25	$0.55		$0.80
Diluted income per share	$0.24	$0.55		$0.79

(a)	This amount represents the unrealized gain on the Monogram Warrant for the three months ended December 31, 2022.
(b)	This amount represents the income tax expense related to the unrealized gain on the Monogram Warrant for the three months ended December 31, 2022.

March 31, 2023 Unaudited Balance Sheet (Third Quarter Fiscal 2023)

	As Previously Reported	Restatement		As Restated

Deferred income taxes, net	$764	$(764	)(a)	$—
Investments	1,534	5,480	(b)	7,014
Total assets	46,975	4,716		51,691
Deferred income taxes	—	649		649
Total liabilities	21,136	649		21,785
Retained earnings	19,254	4,067		23,321
Total liabilities and shareholders’ equity	46,975	4,716		51,691

(a)	This amount represents the income tax expense associated with the Monogram Warrant.
(b)	This amount represents the estimated fair value of the Monogram Warrant at March 31, 2023.

Three months ended March 31, 2023 Unaudited Income Statement (Third Quarter Fiscal 2023)

	As Previously Reported	Restatement		As Restated

Unrealized gain(loss) on investments	$(177)	$419	(a)	$242
Total other income (expense)	(297)	419		122
Income before income taxes	1,768	419		2,187
Income tax expense	455	115	(b)	570
Net income	1,313	304		1,617
Basic income per share	$0.37	$0.09		$0.46
Diluted income per share	$0.36	$0.09		$0.45

(a)	This amount represents the unrealized gain on the Monogram Warrant for the three months ended March 31, 2023.
(b)	This amount represents the income tax expense related to the unrealized gain on the Monogram Warrant for the three months ended March 31, 2023.

PRO-DEX, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Net Sales

Net sales consists of the sale of products and services, as well as shipping and handling costs billed to our customers and is net of volume rebates and discounts and excludes sales tax.

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

Cost of Sales

Cost of sales consists primarily of the purchase price of goods and cost of services rendered including freight costs. Cost of sales also includes production labor and overhead costs for all of our manufacturing and assembly operations, which overhead includes all indirect labor and expenses associated with our inspection, warehousing, material planning and quality departments.

Estimated Losses on Product Development Services

Cost and revenue estimates related to the product development service portions of development and supply contracts are reviewed and updated quarterly. An expected loss on development service contracts is recognized immediately in cost of sales. Losses recorded in fiscal 2023 and 2022 related to these services totaled $108,000 and $0, respectively.

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

Cash and Cash Equivalents

We consider all highly liquid investments with an original maturity of ninety days or less to be cash equivalents. At June 30, 2023 and 2022, cash equivalents consisted of investments in money market funds.

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

Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or net realizable value. Cost includes materials, labor, and manufacturing overhead related to the purchase and production of inventories. Reductions to estimated market value are recorded and charged to cost of sales, when indicated based on a formula that compares on-hand quantities to both historical usage and estimated demand over the ensuing 12 months from the measurement date. On an ongoing basis, we evaluate inventory for obsolescence and slow-moving items. This evaluation includes analysis of historical sales and usage, existing demand, as well as specific factors known to management. As of June 30, 2023 and 2022, there was approximately $637,000 and $177,000, respectively, of inventory in-transit from suppliers.

Investments

Investments at June 30, 2023 and 2022, consist of marketable equity securities of publicly held companies as well as a warrant to purchase common stock of a company whose common stock first became publicly traded in May 2023. The investments were made to realize a reasonable return, although there is no assurance that positive returns will be realized. Investments are marked to market at each measurement date, with unrealized gains and losses presented separately within other income and expense on the consolidated income statement. Certain investments consist of common stocks of public companies that are thinly traded. These investments were subject to a valuation analysis as of June 30, 2023 and 2022.

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

Income Taxes

We recognize deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of our assets and liabilities along with net operating losses and tax credit carryovers. Net deferred tax assets or liabilities at both June 30, 2023 and 2022 consisted primarily of basis differences related to unrealized gain/loss related to investments, stock-based compensation, fixed assets, accrued expenses, and inventories. Our fiscal 2023 deferred tax assets also includes capitalization of our research expenditures as prescribed by the Tax Cuts and Jobs Act.

Significant management judgment is required in determining the provision for income taxes, the recoverability of deferred tax assets, and the extinguishment of deferred tax liabilities. Such determination is based on historical taxable income, with consideration given to estimates of future taxable income and the periods over which deferred tax assets will be recoverable and deferred tax liabilities will be extinguished. We record a valuation allowance against deferred tax assets to reduce the net carrying value to an amount that we believe is more likely than not to be realized. When we establish or reduce the valuation allowance against deferred tax assets, the provision for income taxes will increase or decrease, respectively, in the period such determination is made.

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

Concentration of Credit Risk

Financial instruments that potentially subject us to credit risk consist principally of cash, cash equivalents, and trade receivables. We place our cash and cash equivalents with major financial institutions. At June 30, 2023 and 2022, and throughout the fiscal years then ended, we had deposits in excess of federally insured limits. Credit sales are made to medical device distributors, original equipment manufacturers, and resellers throughout the world, and sales to such customers account for a substantial portion of our trade receivables. While such receivables are not collateralized, we evaluate their collectability based on several factors including customers’ payment histories.

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

Our operations are affected by numerous factors including market acceptance of our products, supply chain disruptions, changes in technologies, and new laws, effects from the COVID-19 pandemic, government regulations, and policies. We cannot predict what impact, if any, the occurrence of these or other events might have on our operations. Significant estimates and assumptions made by management include, but are not limited to, revenue recognition, share-based compensation, the allowance for doubtful accounts, accrued warranty expense, investments, inventory valuation, the carrying value of long-lived assets, and the recoverability/extinguishment of deferred income tax assets and liabilities.

Basic and Diluted Per Share Information

Basic per share amounts are computed on the basis of the weighted-average number of common shares outstanding during each period presented. Diluted per share amounts assume the issuance of all potential common stock equivalents, consisting of outstanding stock options and performance awards as discussed in Note 13, unless the effect of such exercise is to increase income, or decrease loss, per common share.

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

Investments: Investments consist of marketable equity securities of publicly held companies as well as a warrant to purchase outstanding stock of a publicly traded company. Due to the thinly traded nature of these stocks and the lack of an active market for the warrant, all of our investments are classified within Level 2 of the valuation hierarchy. The estimated fair value of the warrant is measured using pricing models with no observable inputs and is therefore considered a Level 3 measurement within the valuation hierarchy. The fair value of all of our investments at June 30, 2023 and 2022 was based upon a valuation analysis.

Although the methods above may produce a fair value calculation that may not be indicative of the net realizable value or reflective of future fair values, we believe our valuation methods are appropriate.

Advertising

Advertising costs are charged to selling or general and administrative expense as incurred and amounted to $4,000 and $1,000 for the fiscal years ended June 30, 2023 and 2022, respectively.

Recently Issued and Not Yet Adopted Accounting Standards

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

PRO-DEX, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	NET SALES

The following table presents the disaggregation of net sales by revenue recognition model (in thousands):

	Year ended June 30,
	2023	2022
Net Sales:
Over-time revenue recognition	$2,695	$1,014
Point-in-time revenue recognition	43,392	41,027
Total net sales	$46,087	$42,041

The timing of revenue recognition, billings, and cash collections results in billed accounts receivables, unbilled receivables (presented as deferred costs on our consolidated balance sheets) and customer advances and deposits (presented as deferred revenue on our consolidated balance sheets), where applicable. Amounts are generally billed as work progresses in accordance with agreed upon milestones. The over-time revenue recognition model consists of non-recurring engineering (“NRE”) and prototype services and typically relates to NRE services related to the evaluation, design or customization of a medical device and is typically recognized over time utilizing an input measure of progress based on costs incurred compared to the estimated total costs upon completion. During the fiscal years ended June 30, 2023 and 2022, we recorded $1.0 million and $98,000, respectively, of revenue that had been included in deferred revenue in the prior year. The revenue recognized from the contract liabilities consisted of satisfying our performance obligations during the normal course of business.

The following tables summarize our contract assets and liability balances (in thousands):

	June 30,
	2023	2022
Contract assets at beginning of year	$710	$193
Expenses incurred during the year	1,545	1,319
Amounts reclassified to cost of sales	(1,710)	(774)
Amounts allocated to discounts for standalone selling price	(51)	(28)
Contract assets at end of year	$494	$710

	June 30,
	2023	2022
Contract liabilities at beginning of year	$1,013	$150
Payments received from customers	781	1,482
Amounts reclassified to revenue	(1,794)	(619)
Contract liabilities at end of year	$—	$1,013

PRO-DEX, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	COMPOSITION OF CERTAIN FINANCIAL STATEMENT ITEMS

Investments

Investments are stated at market value and consist of the following (in thousands):

	Years Ended June 30,
	2023	2022
Current:		(Restated)
Marketable equity securities – short-term	$1,134	$755
Long-term:
Warrant	6,160	2,304
Marketable equity securities – long-term	1,361	1,779
Total Investments	$8,655	$4,838

Marketable equity securities at June 30, 2023 and 2022 had an aggregate cost basis of $2,714,000 and $2,796,000, respectively. Both current and long-term marketable equity securities include equity securities of public companies that are thinly traded. We classified certain investments as long term in nature because even if we decide to sell the stocks we may not be able to sell our position within one year. At June 30, 2023, the investments included net unrealized losses of $219,000 (gross unrealized losses of $286,000 offset by gross unrealized gains of $67,000). At June 30, 2022, the investments included net unrealized losses of $262,000 (gross unrealized losses of $369,000 offset by gross unrealized gains of $107,000).

Of the total marketable equity securities at June 30, 2023 and 2022, $1,134,000 and $755,000, respectively, represent an investment in the common stock of Air T, Inc. Two of our Board members, Messrs. Swenson and Cabillot, are also board members of Air T, Inc. and both either individually or through affiliates own an equity interest in Air T, Inc. Mr. Swenson, our Chairman, also serves as the chief executive officer and chairman of Air T, Inc. Another of our Board members is employed by Air T as its Chief of Staff. The shares have been purchased through 10b5-1 Plans that, in accordance with our internal policies regarding the approval of related-party transactions, were approved by our then three Board members that are not affiliated with Air T, Inc.

The warrant represents our right to purchase up to 5% of the outstanding stock of Monogram Orthopaedics Inc. (“Monogram”) which we were granted on December 18, 2018. By way of background, we invested in Monogram, a medical device start-up specializing in precision, patient specific implants in fiscal 2017, by making an $800,000 loan to Monogram pursuant to a promissory note in the same amount. At that time, our Chief Executive Officer, Mr. Van Kirk, was appointed to Monogram’s board of directors, a position he has held through the date of this filing. We impaired our entire $800,000 investment in the fourth quarter of fiscal 2018 due to indications that Monogram had exhausted its cash and had been unable to obtain additional financing to enable continued research to commercialize their technology. In fiscal 2019, we modified the promissory note to allow Monogram more time to re-pay the note and, concurrently, we were issued the warrant, with an exercise price of $1,250,000, which at the time we deemed of de minimis value. During the fourth quarter of fiscal 2020, Monogram repaid the promissory note with interest, but at that time and through the end of the third quarter of fiscal 2023, we considered the warrant to be of little value and therefore did not record it as an investment on our consolidated balance sheet. In May of 2023, Monogram raised funds through a Regulation A+ offering filed with the Securities and Exchange Commission and contemporaneously converted all of its outstanding preferred stock to common shares and publicly listed its common shares on the NASDAQ under the ticker symbol MGRM. The valuation of the warrant for all prior periods is the subject of the restatement of our previous financial statements because the value of $0 we had ascribed to the Monogram Warrant in previous periods want not based on its estimated fair value (See Note 2).

PRO-DEX, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At June 30, 2023 and 2022, the warrant was exercisable into a total of 1,823,058 and 783,386 shares of Monogram’s outstanding stock. The estimated fair value of the warrant at June 30, 2023 and 2022 was $6,160,000 and $2,304,000, respectively, using a Black-Scholes valuation model with the following assumptions:

	June 30, 2023	June 30, 2022
Stock Price (common)	$3.98	$3.02
Strike Price (common)	$.69	$1.60
Time until expiration (years)	2.48	3.48
Volatility	60.0%	60.0%
Risk-free interest rate	4.68%	3.00%

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

Inventory

Inventory is stated at the lower of cost (first-in, first-out) or net realizable value and consists of the following (in thousands):

	June 30,
	2023	2022
Raw materials /purchased components	$8,824	$6,323
Work in process	3,686	3,463
Sub-assemblies /finished components	2,387	2,118
Finished goods	1,270	774
Total inventory	$16,167	$12,678

Land and Building

Land and building consist of the following (in thousands):

	June 30, 2023	June 30, 2022
Land	$3,684	$3,684
Building	2,815	2,815
Total	6,499	6,499
Less: accumulated depreciation	(250)	(156)
	$6,249	$6,343

On November 6, 2020, we acquired the Franklin Property for a total purchase price of $6.5 million, of which we paid $1.3 million in cash and the balance of $5.2 million we financed through Minnesota Bank & Trust (“MBT”) (see Note 8). We substantially completed the build-out of the property in the first quarter of fiscal 2022. In the fourth quarter of fiscal 2023 we substantially completed all of our validation activities, and we moved our repairs and assembly departments to the new facility. The building is being amortized on a straight-line basis over a period of 30 years.

PRO-DEX, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Equipment and Improvements

Equipment and improvements consist of the following (in thousands):

	June 30,
	2023	2022
Office furnishings and fixtures	$1,957	$2,224
Machinery and equipment	6,675	6,661
Automobiles	21	21
Improvements	4,737	4,271
Total	13,390	13,177
Less: accumulated depreciation and amortization	(8,311)	(8,344)
	$5,079	$4,833

Depreciation expense for the years ended June 30, 2023 and 2022 amounted to $727,000 and $616,000, respectively. During fiscal 2023, fully depreciated assets in the amount of $760,000 were retired. During fiscal 2022, $87,000 of assets were retired either due to physical disposal or major part replacement with a net book value of $35,000 recorded as a loss on disposal of equipment in our consolidated income statement.

Intangibles

Intangibles consist of the following (in thousands):

	June 30, 2023	June 30, 2022
Patent-related costs	$208	$208
Less accumulated amortization	(127)	(90)
	$81	$118

Amortization expense for the years ended June 30, 2023 and 2022 amounted to $37,000 and $16,000, respectively.

Patent-related costs consist of legal fees incurred in connection with both patent applications and patent issuances, and will be amortized over the estimated life of the product(s) that is or will be utilizing the technology, or expensed immediately in the event the patent office denies the issuance of the patent. During fiscal 2022, we impaired $84,000 of previously capitalized legal fees due to uncertainty relating to future benefit. This impairment expense was included in research and development costs in our consolidated income statement. Future amortization expense is estimated to be no more than $30,000 per year and all remaining costs are expected to be fully amortized within three years.

PRO-DEX, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	June 30,
	2023	2022
Payroll and related items	$650	$509
Accrued inventory in transit	637	177
Accrued legal and professional fees	216	275
Accrued bonuses	400	430
Current portion of lease liability	416	379
Warranty	200	340
Accrued customer rebate	480	517
Other	136	124
Total accrued expenses	$3,135	$2,751

6.	WARRANTY ACCRUAL

Information relating to the accrual for warranty costs for the years ended June 30, 2023 and 2022, is as follows (in thousands):

	June 30,
	2023	2022
Balance at beginning of year	$340	$221
Accruals during the year	161	177
Change in estimates of prior period accruals	(109)	54
Warranty amortization/utilization	(192)	(112)
Balance at end of year	$200	$340

Warranty expense relating to new product sales and changes to estimates was $52,000 and $231,000, respectively, for the fiscal years ended June 30, 2023 and 2022.

7.	INCOME TAXES

The provision for income taxes consists of the following amounts (in thousands):

	Years Ended June 30,
	2023	2022 (Restated)
Current:
Federal	$1,745	$733
State	345	451
Deferred:
Federal	6	23
State	258	(85)
Income tax expense	$2,354	$1,122

PRO-DEX, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The effective income tax rate from income from continuing operations differs from the United States statutory income tax rates for the reasons set forth in the table below (in thousands, except percentages).

	Years Ended June 30,
	2023		2022 (Restated)
	Amount	Percent Pretax Income	Amount	Percent Pretax Income
Income before income taxes	$9,428	100%	$5,694	100%

Computed “expected” income tax expense on income before income taxes	$1,979	21%	$1,183	21%
State tax, net of federal benefit	672	7%	266	5%
Tax incentives	(229)	(2%)	(205)	(4%)
Uncertain tax position	(119)	(1%)	(76)	(1%)
Stock based compensation	(114)	(1%)	—	—
Other	165	1%	(46)	(1%)
Income tax expense	$2,354	25%	$1,122	20%

Deferred income taxes reflect the net effects of loss and credit carryforwards and temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities for federal and state income taxes are as follows (in thousands):

	June 30,
	2023	2022 (Restated)
Deferred tax assets:
Federal and state NOL carryforward	$22	$22
Research and other credits	65	65
Reserves	122	163
Accruals	267	322
Stock based compensation	814	651
Unrealized losses	—	35
Section 174 capitalization	830	—
Lease liability	599	713
Inventory	351	514
Deferred state tax	31	—
Total gross deferred tax assets	$3,101	$2,485
Less: valuation allowance	(91)	(98)
Total deferred tax assets	3,010	2,387
Deferred tax liabilities:
Property and equipment, principally due to differing depreciation methods	$(767)	$(820)
Right of use asset	(546)	(658)
Deferred state tax	—	(77)
Unrealized gains	(1,705)	(541)
Other	—	(35)
Total gross deferred tax liabilities	(3,018)	(2,131)
Net deferred tax assets (liabilities)	$(8)	$256

Realization of our deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. As of June 30, 2023, our deferred tax asset valuation allowance primarily consists and the state net operating loss carryforwards for states in which we have filed a final return. For the fiscal year ended June 30, 2023, we recorded a net decrease to our valuation allowance of $7,000 on the basis of management’s reassessment of the amount of our deferred tax assets that are more likely than not to be realized.

PRO-DEX, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2023, we did not have any net operating losses for federal and state income tax purposes for state jurisdictions in which we currently operate. We have no federal or state research and development and alternative minimum tax credit carry forwards at June 30, 2023.

As of June 30, 2023, we have accrued $345,000 of unrecognized tax benefits related to federal and state income tax matters that would reduce our income tax expense if recognized. If we are eventually able to recognize our uncertain tax positions, our effective tax rate would be reduced. Any adjustment to our uncertain tax positions would result in an adjustment of our tax credit carryforwards rather than resulting in a cash outlay.

Information with respect to our accrual for unrecognized tax benefits is as follows (in thousands):

	June 30,
	2023	2022
Unrecognized tax benefits:
Beginning balance	$509	$550
Additions based on federal tax positions related to the current year	16	33
Additions based on state tax positions related to the current year	19	26
Additions (reductions) for tax positions of prior years	(95)	9
Reductions due to lapses in statutes of limitation	(104)	(109)
Ending balance	$345	$509

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

We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense when applicable. As of June 30, 2023, $45,000 of interest applicable to our unrecognized tax benefits have been accrued.

We are subject to U.S. federal income tax, as well as income tax of California, Colorado, and Massachusetts. We are currently open to audit under the statute of limitations by the Internal Revenue Service for the years ended June 30, 2020, and later.  However, because of our prior net operating losses and research credit carryovers, our tax years from June 30, 2008, are open to audit.

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

The Property Loan bears interest at a fixed rate of 3.55% per annum, which is subject to a 3% increase upon an event of default. Accrued interest was paid on December 1, 2020, and both principal and interest in the amount of approximately $30,000 are due and payable on the first day of each subsequent month until the maturity date of November 1, 2030 (the “Maturity Date”), at which time a balloon payment in the amount of $3.1 million is due. Any prepayment of the Property Loan (other than monthly scheduled interest and principal payments), is subject to a prepayment fee equal to 4% of the principal amount prepaid for any prepayment made during the first or second year, 3% of the principal amount prepaid for any prepayment made during the third or fourth year, 2% of the principal amount prepaid for any prepayment made during the fifth or sixth year, and 1% of the principal amount prepaid for any prepayment made during the seventh or eighth year. The Property Loan Agreement, Property Note, Deed, and Rents Assignment each contain representations, warranties, covenants, and events of default that are customary for a loan of this type. The balance owed on the Property Loan at June 30, 2023 is $4,746,000.

PRO-DEX, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On the Closing Date, we also entered into an Amended and Restated Credit Agreement with MBT (the “Amended Credit Agreement”), providing for a $7,525,000 amended and restated term loan (the “Term Loan A”), a $1,000,000 term loan (the “Term Loan B”), and a $2,000,000 amended and restated revolving loan (the “Revolving Loan” and, together with the Term Loan A and the Term Loan B, collectively, the “Loans”), evidenced by an Amended and Restated Term Note A (“Term Note A”), a Term Note B, and an Amended and Restated Revolving Credit Note (the “Revolving Note”) made by us in favor of MBT. The Loans are secured by substantially all of the Company’s assets pursuant to a Security Agreement entered into on September 6, 2018 between the Company and MBT. The Term Note A had an outstanding principal balance of $3,770,331 as of the Closing Date and could be borrowed against through May 30, 2021 (the “Commitment Period”). During the third quarter ended March 31, 2021, we borrowed an additional $3,000,000 against Term Note A for the purpose of repurchasing our common stock as described in Note 13. The Term Note B had a zero balance as of the Closing Date and we borrowed the full $1,000,000 during the third quarter ended March 31, 2021, for the purpose of making improvements to the Franklin property described in Note 4.

The Term Loan A matures on November 1, 2027 and bears interest at a fixed rate of 3.84% per annum. Initial payments on the Term Loan A of interest only were due on December 1, 2020 through June 1, 2021. Commencing July 1, 2021 and continuing on the first day of each month thereafter until the maturity date, we are required to make payments of principal and interest on Term Loan A of approximately $97,000 plus any additional accrued and unpaid interest through the date of payment. The balance owed on Term Loan A as of June 30, 2023, is $4,832,000.

The Term Loan B matures on November 1, 2027 and bears interest at a fixed rate of 3.84% per annum. Initial payments on the Term Loan B of interest only were due on December 1, 2020 through June 1, 2021. Commencing July 1, 2021 and continuing on the first day of each month thereafter until the maturity date, we are required to make payments of principal and interest on Term Loan B of approximately $15,000, plus any additional accrued and unpaid interest through the date of payment. As of March 31, 2021, we had drawn fully against Term Note B and the balance outstanding on Term Note B was $719,000 on June 30, 2023.

On December 29, 2022 (the “Amendment Date”), we entered into Amendment No. 2 to Amended and Restated Credit Agreement (the “Amendment”) with MBT, which amends the Amended Credit Agreement and provides for a supplemental line of credit in the amount of $3,000,000 (the “Supplemental Loan”). The Supplemental Loan is evidenced by a Supplemental Revolving Credit Note (the “Supplemental Note”) made by us in favor of MBT. The purpose of the Supplemental Loan is for financing acquisitions and repurchasing shares of our common stock. The Supplemental Loan may be borrowed against from time to time through its maturity date of December 29, 2024, on the terms set forth in the Amended Credit Agreement. As of June 30, 2023, no amounts have been drawn against the Supplemental Loan.

The Revolving Loan was also amended (the “Amended Revolving Loan”) in connection with the Amendment to extend the maturity date from November 5, 2023 to December 29, 2024, to increase the Revolving Loan facility from $2,000,000 to $7,000,000, and to increase the interest rate on the Revolving Loan (as described below), evidenced by an Amended and Restated Revolving Credit Note (the “Amended Revolving Note”) made by us in favor of MBT. The Amended Revolving Loan may be borrowed against from time to time by us through its maturity date on the terms set forth in the Amended Credit Agreement. As of June 30, 2023, we had drawn $2,500,000 against the Amended Revolving Loan. Loan origination fees in the amount of $16,000 were paid to MBT in conjunction with the Amended Revolving Loan and the Supplemental Loan.

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

PRO-DEX, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Amended Credit Agreement, Amended Security Agreement, Term Note A, Term Note B, Amended Revolving Note and Supplemental Note contain representations and warranties, affirmative, negative and financial covenants, and events of default that are customary for loans of this type. We believe that we are in compliance with all of our debt covenants as of June 30, 2023, but there can be no assurance that we will remain in compliance for the duration of the term of these loans.

Scheduled principal maturities of our loans, assuming repayment of our revolver in full next fiscal year and exclusive of unamortized loan origination fees in the amount of $59,000, for future fiscal years ending June 30 are as follows (in thousands):

Term Loan Principal Payments
Fiscal Year:
2024	$3,844
2025	1,397
2026	1,451
2027	1,508
2028	908
Thereafter	3,689
Total principal payments	$12,797

9.	LEASES

Our operating lease ROU asset and long-term liability are presented separately on our balance sheet. The current portion of our operating lease liability, exclusive of imputed interest, as of June 30, 2023, in the amount of $416,000, is presented within accrued expenses on the balance sheet. As of June 30, 2023, the maturity of our lease liability is as follows:

Operating Lease
Fiscal Year:
2024	$519
2025	535
2026	551
2027	567
2028	143
Total lease payments	2,315
Less imputed interest:	(261)
Total	$2,054

As of June 30, 2023, our operating lease has a remaining lease term of four years and three months and an imputed interest rate of 5.3%. Cash paid for amounts included in the lease liability for the fiscal years ended June 30, 2023 and 2022 was $504,000 and $489,000, respectively.

PRO-DEX, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.	COMMITMENTS AND CONTINGENCIES

Leases

We lease our office, production, and warehouse facility in Irvine, California (our “corporate office”) under an agreement that expires in September 2027. Our corporate office lease requires us to pay insurance, taxes, and other expenses related to the leased space.

Rent expense in fiscal 2023 and 2022 was $563,000 and $559,000, respectively.

Compensation Arrangements

Retirement Savings 401(k) Plan

The Pro-Dex, Inc. Retirement Savings 401(k) Plan (the “401(k) Plan”) is a defined contribution plan we administer that covers substantially all our employees and is subject to the provisions of the Employee Retirement Income Security Act of 1974, as amended. Employees are eligible to participate in the 401(k) Plan when they have attained 19 years of age and then can enter into the 401(k) Plan on the first day of each calendar quarter. Participants are eligible to receive non-discretionary matching contributions by the Company equal to 25% of their contributions up to 5% of eligible compensation through December 15, 2022 and 50% of their contributions up to 5% of eligible compensation thereafter. For the fiscal years ended June 30, 2023 and 2022, we recognized compensation expense amounting to $164,000 and $72,000, respectively, in connection with the 401(k) Plan. During our fiscal years ended June 30, 2023 and 2022, we used approximately $13,000 and $25,000, respectively, of forfeited match contributions to reduce our match expense.

Legal Matters

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

Former Stock Option Plans

No options were granted under the Former Stock Option Plans during the fiscal years ended June 30, 2023 and 2022. As of June 30, 2023, there was no unrecognized compensation cost under the Former Stock Option Plans and all remaining outstanding stock options were exercised during fiscal 2023.

PRO-DEX, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of stock option activity under the Former Stock Option Plans for the fiscal years ended June 30, 2023 and 2022:

	2023		2022
	Number of Shares	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Exercise Price
Outstanding at July 1,	6,500	$1.82	31,500	$1.81
Options granted	—	—	—	—
Options exercised	(6,500)	1.82	(25,000)	1.80
Options forfeited	—	—	—	—
Outstanding at end of period	—	$—	6,500	$1.82
Stock Options Exercisable at June 30,	—	$—	6,500	$1.82

Performance Awards

In December 2017, the Compensation Committee of our Board of Directors granted 200,000 performance awards to our employees under the 2016 Equity Incentive Plan, which upon vesting will generally be paid in shares of our common stock. Whether any performance awards vest, and the amount that does vest, is tied to the completion of service periods that range from 7 months to 9.5 years at inception and the achievement of our common stock trading at certain pre-determined prices. The weighted-average fair value of the performance awards granted was $4.46, calculated using the weighted-average fair market value for each award, using a Monte Carlo simulation. In February 2020, the Compensation Committee reallocated 48,000 previously forfeited awards, having the same remaining terms and conditions, to certain current employees. The weighted average fair value of the performance awards granted in fiscal 2020 was $16.90, calculated using the weighted-average fair market value for each award, using a Monte Carlo simulation. In December 2021, the Compensation Committee reallocated an additional 17,500 previously forfeited awards, having the same remaining terms and conditions, to other employees. The weighted average fair value of the performance awards reallocated in 2021 was $20.34, calculated using the weighted average fair market value for each award, using a Monte Carlo simulation. We recorded share-based compensation expense of $106,000 and $194,000 for the fiscal years ended June 30, 2023 and 2022, respectively, related to these performance awards. On June 30, 2023, there was approximately $98,000 of unrecognized compensation cost related to these non-vested performance awards expected to be expensed over the weighted-average period of 2.0 years.

On July 1, 2022, it was determined by the Compensation Committee of our Board of Directors that the vesting of performance awards for 37,500 shares of common stock had been achieved. Each participant elected a net issuance to cover their individual withholding taxes and therefore we issued 23,641 shares and paid $223,000 of participant-related payroll tax liabilities.

The following is a summary of performance awards activity for the fiscal years ended June 30, 2023 and 2022:

	2023		2022
	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at July 1,	117,500	$8.52	105,000	$6.95
Granted	—	—	17,500	20.34
Vested	(37,500)	7.84	—	—
Forfeited	(15,200)	16.54	(5,000)	16.90
Outstanding at end of period	64,800	$7.03	117,500	$8.52

PRO-DEX, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Non-Qualified Stock Options

In December 2020, the Compensation Committee of our Board of Directors granted 310,000 non-qualified stock options to our directors and certain employees under the 2016 Equity Incentive Plan. Whether any stock options vest, and the amount that does vest, is tied to the completion of service periods that range from 18 months to 10.5 years at inception and the achievement of our common stock trading at certain pre-determined prices. We recorded compensation expense of $647,000 and $1,070,000 for the fiscal year ended June 30, 2023 and 2022, respectively, related to these options. The weighted average fair value of the stock option awards granted was $16.72, calculated using a Monte Carlo simulation. As of June 30, 2023, there was approximately $2.4 million of unrecognized compensation cost related to these non-vested non-qualified stock options.

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

The following is a summary of non-qualified stock option activity under the 2016 Equity Incentive Plan for the fiscal year ended June 30, 2023 and 2022:

	2023		2022
	Number of Shares	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Exercise Price
Outstanding at July 1,	346,500	$41.83	346,500	$41.83
Options granted	—	—	5,000	44.70
Options exercised	—	—	—	—
Options forfeited	(47,563)	39.60	(5,000)	44.70
Outstanding at end of period	298,937	$42.19	346,500	$41.83
Stock Options Exercisable at June 30,	57,750	$27.50	57,750	$27.50

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

During the fiscal years ended June 30, 2023 and 2022, shares totaling 5,459 and 2,576, respectively, were purchased pursuant to the ESPP and allocated to participating employees based upon their contributions at weighted- average prices of $14.21 and $23.33, respectively. On a cumulative basis, since the inception of the ESPP, employees have purchased a total of 32,498 shares. During the fiscal years ended June 30, 2023 and 2022, we recorded stock compensation expense in the amount of $14,000 and $11,000, respectively, relating to the ESPP.

PRO-DEX, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	MAJOR CUSTOMERS & SUPPLIERS

Customers that accounted for more than 10% of our total sales in either of fiscal year 2023 or 2022, is as follows (in thousands, except percentages):

	Years Ended June 30,
	2023		2022
	Amount	Percent of Total	Amount	Percent of Total

Net sales	$46,087	100%	$42,041	100%

Customer concentration:
Customer 1	$30,892	67%	$27,686	66%
Customer 2	7,583	16%	5,788	14%
Total	$38,475	83%	$33,474	80%

Information with respect to accounts receivable from those customers who comprised more than 10% of our gross accounts receivable at either June 30, 2023 or June 30, 2022 is as follows (in thousands, except percentages):

	June 30, 2023		June 30, 2022
Total gross accounts receivable	$9,952	100%	$15,384	100%

Customer concentration:
Customer 1	$7,231	73%	$11,551	75%
Customer 2	1,951	19%	2,152	14%
Total.	$9,182	92%	$13,703	89%

During fiscal 2023 and 2022, we had four suppliers that accounted for more than 10% of total inventory purchases, as follows (in thousands, except percentages):

	June 30, 2023		June 30, 2022
Total inventory purchases	$19,835	100%	$19,640	100%

Supplier concentration:
Supplier 1	$4,595	23%	$2,735	14%
Supplier 2	2,406	12%	2,335	12%
Supplier 3	2,135	11%	2,199	11%
Supplier 4	2,059	10%	2,587	13%
Total.	$11,195	56%	$9,856	50%

PRO-DEX, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information with respect to accounts payable due to those suppliers who comprised more than 10% of our accounts payable at either June 30, 2023 or June 30, 2022 is as follows (in thousands, except percentages):

	June 30, 2023		June 30, 2022
Total accounts payable	$2,261	100%	$3,761	100%

Supplier concentration:
Supplier 1	$620	27%	$721	19%
Supplier 4	—	—	430	11%
Supplier 2	41	2%	372	10%
Total.	$661	29%	$1,523	40%

13.	NET INCOME PER SHARE

We calculate basic earnings per share by dividing net income by the weighted-average number of common shares outstanding during the reporting period. Diluted earnings per share reflects the effects of potentially dilutive securities. The summary of the basic and diluted earnings per share calculations for the years ended June 30, 2023 and 2022 is as follows (in thousands, except per share data):

	Years Ended June 30,
	2023	2022
Basic:		(Restated)
Net income	$7,074	$4,572
Weighted-average shares outstanding	3,571	3,636
Basic earnings per share	$1.98	$1.26
Diluted:
Net income	$7,074	$4,572
Weighted-average shares outstanding	3,571	3,636
Effect of dilutive securities – stock options & performance awards	66	127
Weighted-average shares used in calculation of diluted earnings per share	3,637	3,763
Diluted earnings per share	$1.95	$1.21

14.	COMMON STOCK – Share Repurchase Program

In December 2019, our Board approved a new share repurchase program authorizing us to repurchase up to one million shares of our common stock, as the prior repurchase plan authorized by our Board in 2013 was nearing completion. In accordance with, and as part of, these shares repurchase programs, our Board approved the adoption of several prearranged share repurchase plans intended to qualify for the safe harbor provided by Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (“10b5-1 Plan” or “Plan”). During the fiscal year ended June 30, 2023, we repurchased 86,422 shares at an aggregate cost, inclusive of fees under the Plan, of $1.5 million. During the fiscal year ended June 30, 2022, we repurchased 75,250 shares at an aggregate cost, inclusive of fees under the Plan, of $1.6 million. On a cumulative basis, we have repurchased a total of 1,197,168 shares under the share repurchase programs at an aggregate cost, inclusive of fess under the Plan, of $17.2 million. All repurchases under the 10b5-1 Plans were administered through an independent broker.

15.	SUBSEQUENT EVENTS

On October 6, 2023, in conjunction with the execution of a supply agreement, we exercised our Monogram Warrant in full in cash totaling $1,250,000 and have received 1,828,551 shares of Monogram common stock (NasdaqCM: MGRM). The closing price of Monogram stock on October 6, 2023, was $2.67 per share.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer and principal accounting officer) have concluded, based on their evaluation as of June 30, 2023, that the design and operation of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) were not effective at a reasonable assurance level to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Our management is responsible for establishing and maintaining adequate “internal control over financial reporting” (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision and with the participation of our management, including our principal executive officer, principal financial officer, and principal accounting officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in May 2013. Based on this evaluation, and as a result of the material weakness described below, our management concluded that our internal control over financial reporting was not effective as of June 30, 2023.

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

This Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that apply to certain smaller reporting companies that permit us to provide only management’s attestation in this annual report.

Material Weakness

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual and interim financial statements will not be detected or prevented on a timely basis.

In connection with preparing our financial statements for the year ended June 30, 2023, and evaluating the fair value of one of our investments, we re-evaluated the guidance in ASC Topic 815, Derivatives and Hedging and determined upon reassessment that the historical de minimis values we assigned to the Monogram Warrant were incorrect. We have determined that there is a deficiency in the design of the Company’s internal control relating to the valuation and disclosure of level 3 financial instruments, including the valuation of warrant derivative instruments. As a result, we have concluded that the Company’s internal control over financial reporting was not effective as of the end of each of the periods covered by the restatement. In connection with the restatement, the Company has identified a material weakness in internal control over financial reporting related to its investment in the Monogram Warrant.

Remediation Measures

Management is committed to implementing changes to our internal control over financial reporting to ensure our material weakness is remediated. To remediate this material weakness, we are in the process of improving the design of our control related to to the valuation and disclosure of level 3 financial instruments. Management believes the control will prevent the conditions that led to the material weakness described above.

While the foregoing measures are intended to effectively remediate the material weakness described in Item 9A, and these procedures will be applied to any future warrant, derivative or other level 3 instrument we receive, it is possible that additional remediation steps will be necessary. As such, as we continue to evaluate and implement our plan to remediate the material weakness, our management may decide to take additional measures to address the material weakness. The material weakness cannot be considered remediated until the applicable controls operate for a period of time and management has concluded, through testing, that these controls are operating effectively. We plan to continue to perform additional analyses and other procedures to help ensure that our consolidated financial statements are prepared in accordance with GAAP.

Changes in Internal Control Over Financial Reporting

Except as discussed above, during the quarter ended June 30, 2023, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated herein by reference to our definitive Proxy Statement, which will be filed within 120 days of June 30, 2023, and delivered to shareholders in connection with our 2023 annual meeting of shareholders.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to our definitive Proxy Statement, which will be filed within 120 days of June 30, 2023, and delivered to shareholders in connection with our 2023 annual meeting of shareholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference to our definitive Proxy Statement, which will be filed within 120 days of June 30, 2023, and delivered to shareholders in connection with our 2023 annual meeting of shareholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to our definitive Proxy Statement, which will be filed within 120 days of June 30, 2023, and delivered to shareholders in connection with our 2023 annual meeting of shareholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated herein by reference to our definitive Proxy Statement, which will be filed within 120 days of June 30, 2023, and delivered to shareholders in connection with our 2023 annual meeting of shareholders.

PART IV

ITEM 15.	EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and Financial Statement Schedules

(1)	Financial Statements are listed in the index included under Item 8 of this Report.

(b)	Exhibits

Exhibit				Filed or Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith
3.1	Articles of Incorporation	8-K	3.1	4/23/2007
3.2	Articles of Amendment to Articles of Incorporation	8-K	3.1	12/5/2007
3.3	Articles of Amendment to Articles of Incorporation	8-K	3.1	6/18/2010
3.4	Amended and Restated Bylaws, dated January 31, 2011	8-K	3.1	2/4/2011
4.1	Description of Company's Common Stock Registered Pursuant to Section 12 of the Securities Act of 1934				X
10.1*	Second Amended and restated 2004 Stock Option Plan	S-8	4.1	2/15/2012
10.2*	Amended and Restated 2004 Directors Stock Option Plan	S-8	4.2	2/15/2012
10.3*	Pro-Dex, Inc. 2016 Equity Incentive Plan	14A	Appendix A	10/17/2016
10.4*	Form of Indemnification Agreement for directors and certain officers	8-K	10.1	10/29/2008
10.5	Lease agreement with Irvine Business Properties, dated August 3, 2007	8-K	10.1	8/23/2007
10.6	First Amendment to Lease - July 2013 by and between Irvine Business Properties and Pro-Dex, Inc. dated effective July 1, 2013	8-K	10.1	7/17/2013
10.7*	Pro-Dex, Inc. Amended and Restated Employee Severance Policy effective as of September 16, 2016	10-Q	10.5	5/14/2015
10.8	Second Amended to Standard Industrial/Commercial Multi-Tenant Lease - Net by and between Irvine Business Properties and Pro-Dex, Inc., dated September 19, 2017	8-K	10.1	9/20/2017

Exhibit				Filed or Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith
10.9*	Form of Performance Award Agreement for Employees of Pro-Dex, Inc. - 2016 Equity Incentive Plan	8-K	10.1	12/8/2017
10.10	Credit Agreement, dated September 6, 2018 between Pro-Dex, Inc. and Minnesota Bank & Trust	8-K	10.1	9/7/2018
10.11	Security Agreement, dated September 6, 2018 by Pro-Dex, Inc. in favor of Minnesota Bank & Trust	8-K	10.2	9/7/2018
10.12	Term Note A, dated September 6, 2018 by Pro-Dex, Inc. in favor of Minnesota Bank & Trust	8-K	10.3	9/7/2018
10.13	Revolving Credit Note, dated September 6, 2018 by Pro-Dex, Inc. in favor of Minnesota Bank & Trust	8-K	10.4	9/7/2018
10.14	Change in Terms Agreement dated September 6, 2018 by Pro-Dex, Inc. in favor of Minnesota Bank & Trust	8-K	10.1	10/1/2019
10.15	Standard Offer, Agreement and Escrow Instructions for Purchase of Real Estate by and between Pro-Dex, Inc. and 14401 Franklin, LLC	8-K	10.1	9/8/2020
10.16	Loan Agreement dated November 6, 2020 made by and between PDEX Franklin LLC and Minnesota Bank & Trust	8-K	10.1	11/12/2020
10.17	Term Note dated November 6, 2020 made by PDEX Franklin LLC in favor of Minnesota Bank & Trust	8-K	10.2	11/12/2020
10.18	Deed of trust with Assignment of Leases and Rents, Security Agreement and Fixture Filing dated November 6, 2020 by and between PDEX Franklin LLC and Minnesota Bank & Trust	8-K	10.3	11/12/2020
10.19	Assignment of Leases and Rents dated November 6, 2020 by and between PDEX Franklin LLC and Minnesota Bank & Trust	8-K	10.4	11/12/2020
10.20	Amended and Restated Credit Agreement dated November 6, 2020 by and between Pro-Dex, Inc. and Minnesota Bank & Trust	8-K	10.5	11/12/2020

Exhibit				Filed or Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith
10.21	Amended and Restated Term Note A dated November 6, 2020 made by Pro-Dex, Inc. in favor of Minnesota Bank 7 Trust	8-K	10.6	11/12/2020
10.22	Term Note B dated November 6, 2020 made by Pro-Dex, Inc. in favor of Minnesota Bank & Trust	8-K	10.7	11/12/2020
10.23	Amended and Restated Revolving Credit Agreement dated November 6, 2020 made by Pro-Dex, Inc. in favor of Minnesota Bank & Trust	8-K	10.8	11/12/2020
10.24*	Form of Stock Option Agreement for Directors and Employees of Pro-Dex, Inc. - 2016 Equity Incentive Plan	8-K	10.1	12/11/2020
10.25	At the Market Offering Agreement dated December 31, 2020, by and between Pro-Dex, Inc. and Ascendiant Capital Markets, LLC	8-K	10.1	12/31/2020
10.26	Amendment No. 1 to Amended and Restated Credit Agreement dated November 5, 2021 by and between Pro-Dex, Inc. and Minnesota Bank & Trust	8-K	10.1	11/9/2021
10.27	Amended and Restated Revolving Credit Note dated November 5, 2021 made by Pro-Dex, Inc. in favor of Minnesota Bank & Trust	8-K	10.2	11/9/2021
10.28	Amendment No. 2 to Amended and Restated Credit Agreement dated December 29,2022 by and between Pro-Dex, Inc. and Minnesota Bank & Trust, a division of HTLF Bank	8-K	10.1	1/5/2023
10.29	Amended and Restated Revolving Credit Note dated December 29, 2022made by Pro-Dex, Inc. in favor of Minnesota Bank & Trust, a division of HTLF Bank	8-K	10.2	1/5/2023
10.30	Supplemental Revolving Credit Note dated December 29, 2022 made by Pro-Dex, Inc. in favor of Minnesota Bank & Trust, a division of HTLF Bank	8-K	10.3	1/5/2023
10.31	Warrant to Purchase Stock dated December 20, 2018 made by Monogram Orthopaedics Inc. in favor of Pro-Dex, Inc.				X
10.32	Warrant Exercise Side Letter Dated October 2, 2023 by and between Monogram Orthopaedics Inc. and Pro-Dex, Inc.				X

Exhibit				Filed or Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith
21	Subsidiaries				X
23	Consent of Independent Registered Public Accounting Firm				X
31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
101.INS	Inline XBRL Instance Document				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X
104	Cover Page Interactive Date File				X

*	Denotes management contract or compensatory arrangement.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on October 13, 2023.

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

Signature	Title	Date

/s/ Richard L. Van Kirk Richard L. Van Kirk	President, Chief Executive Officer, and Director (Principal Executive Officer)	October 13, 2023

/s/ Alisha K. Charlton Alisha K. Charlton	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	October 13, 2023

/s/ Nicholas J. Swenson Nicholas J. Swenson	Chairman of the Board, Director	October 13, 2023

/s/ Raymond E. Cabillot Raymond E. Cabillot	Director	October 13, 2023

/s/ Angelita R. Domingo Angelita R. Domingo	Director	October 13, 2023
/s/ William J. Farrell III William J. Farrell III	Director	October 13, 2023

/s/ David C. Hovda David C. Hovda	Director	October 13, 2023

/s/ Katrina M.K. Philp Katrina M.K. Philp	Director	October 13, 2023

INDEX TO EXHIBITS

Exhibit No.	Description

3.1	Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K filed April 23, 2007).

3.2	Articles of Amendment to Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K filed December 5, 2007).

3.3	Articles of Amendment to Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K filed June 18, 2010).

3.4	Amended and Restated Bylaws, dated January 31, 2011 (incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K filed February 4, 2011).

4.1 Ω	Description of the Company’s Common Stock Registered Pursuant to Section 12 of the Securities Act of 1934.

10.1*	Second Amended and Restated 2004 Stock Option Plan (incorporated herein by reference to Exhibit 4.1 to the Company’s Form S-8 filed February 15, 2012).

10.2*	Amended and Restated 2004 Directors Stock Option Plan (incorporated herein by reference to Exhibit 4.2 to the Company’s Form S-8 filed February 15, 2012).

10.3*	Pro-Dex, Inc. 2016 Equity Incentive Plan (incorporated herein by reference to Appendix A to our Schedule 14A filed October 17, 2016).

10.4*	Form of Indemnification Agreement for directors and certain officers (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed October 29, 2008).

10.5	Lease agreement with Irvine Business Properties, dated August 3, 2007 (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed August 23, 2007).

10.6	First Amendment To Lease – July 2013 by and between Irvine Business Properties and Pro-Dex, Inc., dated effective July 1, 2013 (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed July 17, 2013).

10.7*	Pro-Dex, Inc. Amended and Restated Employee Severance Policy effective as of September 16, 2014 (incorporated herein by reference to Exhibit 10.5 to the Company’s Form 10-Q filed May 14, 2015).

10.8	Second Amendment to Standard Industrial/Commercial Multi-Tenant Lease – Net by and between Irvine Business Properties and Pro-Dex, Inc., dated September 19, 2017 (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on September 20, 2017).

10.9*	Form of Performance Award Agreement for Employees of Pro-Dex, Inc. – 2016 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on December 8, 2017).

10.10	Credit Agreement, dated September 6, 2018 between Pro-Dex, Inc. and Minnesota Bank & Trust (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on September 7, 2018).

10.11	Security Agreement, dated September 6, 2018 by Pro-Dex, Inc. in favor of Minnesota Bank & Trust (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed on September 7, 2018).

10.12	Term Note A, dated September 6, 2018 by Pro-Dex, Inc. in favor of Minnesota Bank & Trust (incorporated herein by reference to Exhibit 10.3 to the Company’s Form 8-K filed on September 7, 2018).

10.13	Revolving Credit Note, dated September 6, 2018 by Pro-Dex, Inc. in favor of Minnesota Bank & Trust (incorporated herein by reference to Exhibit 10.4 to the Company’s Form 8-K filed on September 7, 2018).

10.14	Change in Terms Agreement dated September 6, 2019 by and between Minnesota Bank & Trust and Pro-Dex, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on October 1, 2019).

10.15	Standard Offer, Agreement and Escrow Instructions for Purchase of Real Estate by and between Pro-Dex, Inc. and 14401 Franklin, LLC. (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on September 8, 2020).

10.16	Loan Agreement dated November 6, 2020 by and between PDEX Franklin LLC and Minnesota Bank & Trust (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed November 12, 2020).

10.17	Term Note dated November 6, 2020 made by PDEX Franklin LLC in favor of Minnesota Bank & Trust (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed November 12, 2020).

10.18	Deed of Trust with Assignment of Leases and Rents, Security Agreement and Fixture Filing dated November 6, 2020 by and between PDEX Franklin LLC and Minnesota Bank & Trust (incorporated herein by reference to Exhibit 10.3 to the Company’s Form 8-K filed November 12, 2020).

10.19	Assignment of Leases and Rents dated November 6, 2020 by and between PDEX Franklin LLC and Minnesota Bank & Trust (incorporated herein by reference to Exhibit 10.4 to the Company’s Form 8-K filed November 12, 2020).

10.20	Amended and Restated Credit Agreement dated November 6, 2020 by and between Pro-Dex, Inc. and Minnesota Bank & Trust (incorporated herein by reference to Exhibit 10.5 to the Company’s Form 8-K filed November 12, 2020).

10.21	Amended and Restated Term Note A dated November 6, 2020 made by Pro-Dex, Inc. in favor of Minnesota Bank & Trust (incorporated herein by reference to Exhibit 10.6 to the Company’s Form 8-K filed November 12, 2020).

10.22	Term Note B dated November 6, 2020 made by Pro-Dex, Inc. in favor of Minnesota Bank & Trust (incorporated herein by reference to Exhibit 10.7 to the Company’s Form 8-K filed November 12, 2020).

10.23	Amended and Restated Revolving Credit Agreement dated November 6, 2020 made by Pro-Dex, Inc. in favor of Minnesota Bank & Trust (incorporated herein by reference to Exhibit 10.8 to the Company’s Form 8-K filed November 12, 2020).

10.24*	Form of Stock Option Agreement for Directors and Employees of Pro-Dex, Inc. – 2016 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed December 11, 2020).

10.25	At the Market Offering Agreement dated December 31, 2020, by and between Pro-Dex, Inc. and Ascendiant Capital Markets, LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed December 31, 2020).

10.26	Amendment No. 1 to Amended and Restated Credit Agreement dated November 5, 2021 by and between Pro-Dex, Inc. and Minnesota Bank & Trust (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed November 9, 2021).

10.27

Amended and Restated Revolving Credit Note dated November 5, 2021 made by Pro-Dex, Inc. in favor of Minnesota Bank & Trust (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed November 9, 2021).

10.28	Amendment No. 2 to Amended and Restated Credit Agreement dated December 29, 2022 by and between Pro-Dex, Inc. and Minnesota Bank & Trust, a division of HTLF Bank (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed January 5, 2023).

10.29	Amendment and Restated Revolving Credit Note dated December 29, 2022 made by Pro-Dex, Inc. in favor of Minnesota Bank & Trust, a division of HTLF Bank (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed January 5, 2023).

10.30

Supplemental Revolving Credit Note dated December 29, 2022 made by Pro-Dex, Inc. in favor of Minnesota Bank & Trust, a division of HTLF Bank (incorporated herein by reference to Exhibit 10.3 to the Company’s Form 8-K filed January 5, 2023.

10.31 Ω	Warrant to Purchase Stock dated December 20, 2018 made by Monogram Orthopaedics Inc. in favor of Pro-Dex, Inc.

10.32 Ω	Warrant Exercise Side Letter Dated October 2, 2023 by and between Monogram Orthopaedics Inc. and Pro-Dex, Inc.

21 Ω	Subsidiaries

23 Ω	Consent of Independent Registered Public Accounting Firm.

31.1 Ω	Certification of the Chief Executive Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Ω	Certification of the Chief Financial Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 Ω	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

Ω	Filed herewith.
*	Denotes management contract or compensatory arrangement.

