Form 10-Q
period 2023-09-30
PRO DEX INC
filed 2023-11-02
CIK 788920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
OR
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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 3,547,330 shares of common stock, no par value, as of November 2, 2023.

PRO-DEX, INC. AND SUBSIDIARY

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2023

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PRO-DEX, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share amounts)

	September 30, 2023	June 30, 2023
ASSETS
Current Assets:
Cash and cash equivalents	$1,904	$2,936
Investments	1,010	1,134
Accounts receivable, net of allowance for credit losses of $0 at September 30, 2023 and at June 30, 2023, respectively	11,034	9,952
Deferred costs	591	494
Income taxes receivable	420	—
Inventory	16,264	16,167
Prepaid expenses and other current assets	201	296
Total current assets	31,424	30,979
Land and building, net	6,226	6,249
Equipment and leasehold improvements, net	4,952	5,079
Right-of-use asset, net	1,774	1,872
Intangibles, net	75	81
Investments	5,092	7,521
Other assets	42	42
Total assets	$49,585	$51,823

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,740	$2,261
Accrued liabilities	2,701	3,135
Income taxes payable	—	453
Notes payable	2,840	3,827
Total current liabilities	8,281	9,676
Lease liability, net of current portion	1,529	1,638
Deferred income taxes, net	8	8
Notes payable, net of current portion	8,572	8,911
Total non-current liabilities	10,109	10,557
Total liabilities	18,390	20,233
Shareholders’ Equity:
Common stock; no par value; 50,000,000 shares authorized; 3,547,330 and 3,545,309 shares issued and outstanding at September 30, 2023 and June 30, 2023, respectively	6,987	6,767
Retained earnings	24,208	24,823
Total shareholders’ equity	31,195	31,590
Total liabilities and shareholders’ equity	$49,585	$51,823

The accompanying notes are an integral part of these condensed consolidated financial statements.

PRO-DEX, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended September 30,
	2023	2022
		(as restated)
Net sales	$11,938	$11,087
Cost of sales	8,280	8,131
Gross profit	3,658	2,956

Operating expenses:
Selling expenses	25	53
General and administrative expenses	995	1,024
Research and development costs	805	929
Total operating expenses	1,825	2,006
Operating income	1,833	950
Other income (expense):
Interest and dividend income	24	218
Realized gain on sale of marketable equity investments	—	6
Unrealized gain (loss) on investments	(2,553)	425
Interest expense	(133)	(130)
Total other income (loss)	(2,662)	519

Income (loss) before income taxes	(829)	1,469
Provision for income taxes	(214)	266
Net income (loss)	$(615)	$1,203

Basic and diluted net income per share:
Basic net income (loss) per share	$(0.17)	$0.33
Diluted net income (loss) per share	$(0.17)	$0.33

Weighted-average common shares outstanding:
Basic	3,546,737	3,616,392
Diluted	3,546,737	3,694,959
Common shares outstanding	3,547,330	3,606,422

The accompanying notes are an integral part of these condensed consolidated financial statements.

PRO-DEX, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

(In thousands)

	Three Months Ended September 30,
	2023	2022
COMMON STOCK:
Balance, beginning of period	$6,767	$7,682
Share-based compensation expense	188	207
Stock option exercise	—	8
Share repurchases	—	(354)
Shares withheld from common stock issued to employees to pay employee payroll taxes	—	(223)
ESPP shares issued	32	34
Balance, end of period	$6,987	$7,354

RETAINED EARNINGS:
Balance, beginning of period	$24,823	$17,749
Net income (loss)	(615)	1,203
Balance, at end of period	$24,208	$18,952

Total shareholders’ equity	$31,195	$26,306

The accompanying notes are an integral part of these condensed consolidated financial statements.

PRO-DEX, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:		(as restated)
Net income (loss)	$(615)	$1,203
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	282	193
Share-based compensation	189	207
Unrealized (gain) loss on marketable equity investments	2,553	(425)
Non-cash lease expense	(2)	2
Amortization of loan fees	4	2
Gain on sale of investments	—	(6)
Deferred income taxes	—	80
Credit loss expense	—	2
Changes in operating assets and liabilities:
Accounts receivable and other receivables	(1,082)	4,337
Deferred costs	(97)	123
Inventory	(97)	(2,986)
Prepaid expenses	95	(138)
Accounts payable and accrued expenses	35	273
Deferred revenue	—	(162)
Income taxes	(873)	187
Net cash provided by operating activities	392	2,892

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment and improvements	(126)	(178)
Proceeds from sale of investments	—	88
Net cash used in investing activities	(126)	(90)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on notes payable	(1,330)	(1,318)
Proceeds from Minnesota Bank & Trust loans, net of origination fees	—	1,000
Proceeds from stock option exercises and ESPP contributions	32	42
Payments of employee taxes on net issuance of common stock	—	(223)
Repurchases of common stock	—	(354)
Net cash used in financing activities	(1,298)	(853)

Net increase (decrease) in cash and cash equivalents	(1,032)	1,949
Cash and cash equivalents, beginning of period	2,936	849
Cash and cash equivalents, end of period	$1,904	$2,798

The accompanying notes are an integral part of these condensed consolidated financial statements.

4

PRO-DEX, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

(Unaudited)

(In thousands)

	Three Months Ended September 30,
	2023	2022
Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest	$140	$89
Income taxes, net of refunds	$660	$241

The accompanying notes are an integral part of these condensed consolidated financial statements.

PRO-DEX INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Pro-Dex, Inc. (“we,” “us,” “our,” “Pro-Dex,” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-K. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These financial statements should be read in conjunction with the financial statements presented in our Annual Report on Form 10-K for the fiscal year ended June 30, 2023. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results of operations for such interim periods are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended June 30, 2023.

Recently Adopted Accounting Pronouncements

In March 2022, the FASB issued Accounting Standards Update (“ASU”) No 2022-02 (Topic 326) Financial Instruments – Credit Losses to create a new model for credit losses that reflects current expected credit losses (“CECL”) over the lifetime of the underlying accounts receivable. The CECL methodology is applicable to our trade accounts receivable and our deferred costs. We adopted ASU 2022-02 effective July 1, 2023, and the adoption did not have a material impact on our financial statements for the three months ended September 30, 2023.

Correction of Previously Reported Interim Condensed Consolidated Financial Statements

As previously disclosed, the Company restated its 2023 financial statements, which were presented in Note 2 to the audited consolidated financial statements for Company’s fiscal year 2023 Form 10-K filed with the Securities and Exchange Commission (“SEC”) on October 13, 2023. The restatement corrected the error related to the understated fair value of the Monogram warrant. The restatement recorded the investment at its estimated fair value for all restated periods, recorded an unrealized gain on investments and recorded the deferred income tax expense associated with the corresponding unrealized gain on investments.

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

NOTE 3. NET SALES

The following table presents the disaggregation of net sales by revenue recognition model (in thousands):

	Three months ended September 30,
	2023	2022
Net Sales:
Over-time revenue recognition	$190	$907
Point-in-time revenue recognition	11,748	10,180
Total net sales	$11,938	$11,087

The timing of revenue recognition, billings, and cash collections results in billed accounts receivables, unbilled receivables (presented as deferred costs on our condensed consolidated balance sheets) and customer advances and deposits (presented as deferred revenue on our condensed consolidated balance sheets), where applicable. Amounts are generally billed as work progresses in accordance with agreed upon milestones. The over-time revenue recognition model consists of non-recurring engineering (“NRE”) and prototype services and typically relates to NRE services related to the evaluation, design or customization of a medical device and is typically recognized over time utilizing an input measure of progress based on costs incurred compared to the estimated total costs upon completion. During the three months ended September 30, 2023 and 2022, we recorded $0 and $551,000, respectively, of revenue that had been included in deferred revenue in the prior year. The revenue recognized from the contract liabilities consisted of satisfying our performance obligations during the normal course of business.

PRO-DEX INC. AND SUBSIDIARY NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following tables summarize our contract assets and liability balances (in thousands):

	As of and for the Three Months Ended September 30,
	2023	2022
Contract assets beginning balance	$494	$710
Expenses incurred during the year	219	333
Amounts reclassified to cost of sales	(105)	(448)
Amounts allocated to discounts for standalone selling price	(17)	(8)
Contract assets ending balance	$591	$587

	As of and for the Three Months Ended September 30,
	2023	2022
Contract liabilities beginning balance	$—	$1,013
Payments received from customers	43	389
Amounts reclassified to revenue	(43)	(551)
Contract liabilities ending balance	$—	$851

NOTE 4. COMPOSITION OF CERTAIN FINANCIAL STATEMENT ITEMS

Investments

Investments are stated at fair market value and consist of the following (in thousands):

	September 30, 2023	June 30, 2023
Current:
Marketable equity securities – short-term	$1,010	$1,134
Long-term:
Warrant	3,670	6,160
Marketable equity securities – long-term	1,422	1,361
Total Investments	$6,102	$8,655

Investments at September 30, 2023 and June 30, 2023 had an aggregate cost basis of $2,714,000. We classified certain investments as long-term in nature because if we decide to sell these securities, we may not be able to sell our position within one year. At September 30, 2023, the investments, excluding the warrant (“Monogram Warrant”), included unrealized gains of $200,000 (gross unrealized gains of $362,000 offset by gross unrealized losses of $162,000). At June 30, 2023, the investments, excluding the Monogram Warrant, included net unrealized losses of $219,000 (gross unrealized losses of $286,000 offset by gross unrealized gains of $67,000).

PRO-DEX INC. AND SUBSIDIARY NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Of the total marketable equity securities at September 30, 2023 and June 30, 2023, $1,010,000 and $1,134,000, respectively, represent an investment in the common stock of Air T, Inc. Two of our Board members are also board members of Air T, Inc. and both either individually or through affiliates own an equity interest in Air T, Inc. Our Chairman, one of the two Board members aforementioned, also serves as the Chief Executive Officer and Chairman of Air T, Inc. Another of our Board members is employed by Air T, Inc. as its Chief of Staff. The shares were purchased through 10b5-1 Plans, that, in accordance with our internal policies regarding the approval of related-party transactions, were approved by our then three Board members that are not affiliated with Air T, Inc.

The Monogram Warrant represents our right to purchase up to 5% of the outstanding stock of Monogram Orthopaedics Inc. (“Monogram”) which we were granted on December 18, 2018. On October 6, 2023, in conjunction with the execution of a supply agreement with Monogram, we exercised our Monogram Warrant in full in cash totaling $1,250,000 and have received 1,828,551 shares of Monogram common stock (NasdaqCM: MGRM). The closing price of Monogram stock on October 6, 2023, was $2.67 per share.

At September 30, 2023 and June 30, 2023, the Monogram Warrant was exercisable into a total of 1,825,405 and 1,823,058 shares of Monogram’s outstanding stock, respectively. The estimated fair value of the warrant at September 30, 2023 and June 30, 2023 was $3,670,000 and $6,160,000, respectively, using a Black-Scholes valuation model with the following assumptions:

	September 30, 2023	June 30, 2023
Stock Price (common)	$2.60	$3.98
Strike Price (common)	$.68	$.69
Time until expiration (years)	2.22	2.48
Volatility	60.0%	60.0%
Risk-free interest rate	5.03%	4.68%

We invest surplus cash from time to time through our Investment Committee, which is comprised of one management director, Richard (“Rick”) Van Kirk, and two non-management directors, Raymond (“Ray”) Cabillot and Nicholas (“Nick”) Swenson, who chairs the committee. Both Nick and Ray are active investors with extensive portfolio management expertise. We leverage the experience of these committee members to make investment decisions for the investment of our surplus operating capital or borrowed funds. Additionally, many of our securities holdings include stocks of public companies that either Nick or Ray or both may own from time to time either individually or through the investment funds that they manage, or other companies whose boards they sit on, such as Air T, Inc.

Inventory

Inventory is stated at the lower of cost (first-in, first-out) or net realizable value and consists of the following (in thousands):

	September 30, 2023	June 30, 2023
Raw materials/purchased components	$7,964	$8,824
Work in process	4,516	3,686
Sub-assemblies/finished components	2,146	2,387
Finished goods	1,638	1,270
Total inventory	$16,264	$16,167

PRO-DEX INC. AND SUBSIDIARY NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

 Intangibles

Intangibles consist of the following (in thousands):

	September 30, 2023	June 30, 2023
Patent-related costs	$208	$208
Less accumulated amortization	(133)	(127)
	$75	$81

Patent-related costs consist of legal fees incurred in connection with both patent applications and a patent issuance, and will be amortized over the estimated life of the product(s) that is or will be utilizing the technology, or expensed immediately in the event the patent office denies the issuance of the patent. Future amortization expense is estimated to be $27,000 for fiscal 2024 and annually through fiscal 2026. All remaining costs are expected to be fully amortized by June 30, 2026.

NOTE 5. WARRANTY

The warranty accrual is based on historical costs of warranty repairs and expected future identifiable warranty expenses and is included in accrued expenses in the accompanying condensed consolidated balance sheets. As of September 30, 2023 and June 30, 2023, the warranty reserve amounted to $189,000 and $200,000, respectively. Warranty expenses are included in cost of sales in the accompanying condensed consolidated statements of operations. Changes in estimates to previously established warranty accruals result from current period updates to assumptions regarding repair costs and warranty return rates and are included in current period warranty expense.

Information regarding the accrual for warranty costs for the three months ended September 30, 2023 and 2022 are as follows (in thousands):

	As of and for the Three Months Ended September 30,
	2023	2022
Beginning balance	$200	$340
Accruals during the period	24	54
Changes in estimates of prior period warranty accruals	(2)	14
Warranty amortization/utilization	(33)	(42)
Ending balance	$189	$366

PRO-DEX INC. AND SUBSIDIARY NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 6. NET INCOME (LOSS) PER SHARE

We calculate basic net income per share by dividing net income by the weighted-average number of common shares outstanding during the reporting period. Diluted income per share reflects the effects of potentially dilutive securities, which consist entirely of outstanding stock options and performance awards.

The following table presents reconciliations of the numerators and denominators of the basic and diluted income per share computations. For the three months ended September 30, 2023, 64,800 dilutive securities, consisting exclusively of performance awards, were excluded from the diluted loss per share because the impact would be anti-dilutive. In the tables below, income amounts represent the numerator, and share amounts represent the denominator (in thousands, except per share amounts):

	Three Months Ended September 30,
	2023	2022
Basic:		(as restated)
Net income (loss)	$(615)	$1,203
Weighted-average shares outstanding	3,547	3,616
Basic earnings (loss) per share	$(0.17)	$0.33
Diluted:
Net income (loss)	$(615)	$1,203
Weighted-average shares outstanding	3,547	3,616
Effect of dilutive securities	—	79
Weighted-average shares used in calculation of diluted earnings per share	3,547	3,695
Diluted earnings (loss) per share	$(0.17)	$0.33

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

We recognize accrued interest and penalties related to unrecognized tax benefits when applicable. As of September 30, 2023 and 2022, we recognized accrued interest of $7,000 and $48,000, respectively, related to unrecognized tax benefits. Our effective tax rate for the three months ended September 30, 2023 and 2022, is 26% and 18%, respectively. The prior year effective tax rate is less than the current year rate due primarily to a tax benefit recognized as a result of the common stock awarded to our employees under previously granted performance awards (see Note 8).

We are subject to U.S. federal income tax, as well as income tax of multiple state tax jurisdictions. We are currently open to audit under the statute of limitations by the Internal Revenue Service for the years ended June 30, 2020 and later. Our state income tax returns are open to audit under the statute of limitations for the years ended June 30, 2019 and later. However, because of our prior net operating losses and research credit carryovers, our tax years from June 30, 2007 are open to audit. We do not anticipate a significant change to the total amount of unrecognized tax benefits within the next 12 months.

PRO-DEX INC. AND SUBSIDIARY NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 8. SHARE-BASED COMPENSATION

Through 2014, we had two equity compensation plans, the Second Amended and Restated 2004 Stock Option Plan (the “Employee Stock Option Plan”) and the Amended and Restated 2004 Directors’ Stock Option Plan (the “Directors’ Stock Option Plan”) (collectively, the “Former Stock Option Plans”). The Employee Stock Option Plan and Directors’ Stock Option Plan were terminated in June 2014 and December 2014, respectively and there are no remaining options outstanding under either of these Former Stock Option Plans.

In September 2016, our Board approved the establishment of the 2016 Equity Incentive Plan, which was approved by our shareholders at our 2016 Annual Meeting. The 2016 Equity Incentive Plan provides for the award of up to 1,500,000 shares of our common stock in the form of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted shares, restricted stock units, performance awards, and other stock-based awards. As of September 30, 2023, 200,000 performance awards and 372,000 non-qualified stock options have been granted under the 2016 Equity Incentive Plan.

Performance Awards

In December 2017, the Compensation Committee of our Board of Directors granted 200,000 performance awards to our employees under our 2016 Equity Incentive Plan, which will generally be paid in shares of our common stock. Whether any performance awards vest, and the amount that does vest, is tied to the completion of service periods that range from 7 months to 9.5 years at inception and the achievement of our common stock trading at certain pre-determined prices. The weighted-average fair value of the performance awards granted was $4.46, calculated using the weighted-average fair market value for each award, using a Monte Carlo simulation. In February 2020, the Compensation Committee reallocated 48,000 previously forfeited awards, having the same remaining terms and conditions, to certain employees. The weighted-average fair value of the performance awards reallocated in 2020 was $16.90, calculated using the weighted-average fair market value for each award, using a Monte Carlo simulation. In December 2021, the Compensation Committee reallocated an additional 17,500 previously forfeited awards, having the same remaining terms and conditions, to other employees. The weighted average fair value of the performance awards reallocated in 2021 was $20.34, calculated using the weighted average fair market value for each award, using a Monte Carlo simulation. We recorded share-based compensation expense of $15,000 and $30,000 for the three months ended September 30, 2023 and 2022, respectively, related to these performance awards. On September 30, 2023, there was approximately $83,000 of unrecognized compensation cost related to these non-vested performance awards, which is expected to be expensed over the weighted-average period of 1.74 years.

On July 1, 2022, it was determined by the Compensation Committee of our Board of Directors that the vesting of performance awards for 37,500 shares of common stock had been achieved. Each participant elected a net issuance to cover their individual withholding taxes and therefore we issued 23,641 shares and paid $223,000 of participant-related payroll tax liabilities.

Non-Qualified Stock Options

In December 2020, the Compensation Committee of our Board of Directors granted 310,000 non-qualified stock options to our directors and certain employees under the 2016 Equity Incentive Plan. The vesting of these stock options is tied to the completion of service periods that range from 18 months to 10.5 years at inception and the achievement of our common stock trading at certain pre-determined prices. We recorded compensation expense of $168,000 and $171,000 for the three months ended September 30, 2023 and 2022, respectively, related to these options. The weighted-average fair value of the stock option awards granted was $16.72, calculated using a Monte Carlo simulation. As of September 30, 2023, none of these stock options had vested and there was approximately $2.2 million of unrecognized compensation cost related to these non-vested non-qualified stock options.

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

PRO-DEX INC. AND SUBSIDIARY NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

During the first quarters ended September 30, 2023 and 2022, 2,021 and 2,503 shares were purchased, respectively, under the ESPP and allocated to employees based upon their contributions at discount prices of $15.82 and $13.52, respectively, per share. As of September 30, 2023, on a cumulative basis, since the inception of the ESPP plan, employees have purchased a total of 34,519 shares. During each of the three months ended September 30, 2023 and 2022, we recorded stock compensation expense in the amount of $6,000 relating to the ESPP.

NOTE 9. MAJOR CUSTOMERS & SUPPLIERS

Information with respect to customers that accounted for sales in excess of 10% of our total sales in either of the three-month periods ended September 30, 2023 and 2022 is as follows (in thousands, except percentages):

	Three Months Ended September 30,
	2023		2022
	Amount	Percent of Total	Amount	Percent of Total

Total revenue	$11,938	100%	$11,087	100%

Customer concentration:
Customer 1	$8,375	70%	$7,481	68%
Customer 2	1,209	10%	2,156	19%
Customer 3	1,165	10%	120	1%
Total	$10,749	90%	$9,757	88%

PRO-DEX INC. AND SUBSIDIARY NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Information with respect to accounts receivable from those customers that comprised more than 10% of our gross accounts receivable at either September 30, 2023 and June 30, 2023 is as follows (in thousands, except percentages):

	September 30, 2023		June 30, 2023
Total gross accounts receivable	$11,034	100%	$9,952	100%

Customer concentration:
Customer 1.	$7,900	72%	$7,231	73%
Customer 2.	2,347	21%	1,951	19%
Total.	$10,247	93%	$9,182	92%

During the three months ended September 30, 2023 and 2022, we had three suppliers that each accounted for more than 10% of total inventory purchases. Amounts owed to the fiscal 2023 significant suppliers at September 30, 2023 totaled $1.1 million, $181,000 and $137,000, respectively, and at June 30, 2023 totaled $621,000, $158,000 and $41,000, respectively.

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

The Property Loan bears interest at a fixed rate of 3.55% per annum, which is subject to a 3% increase upon an event of default. Accrued interest was paid on December 1, 2020, and both principal and interest in the amount of approximately $30,000 are due and payable on the first day of each subsequent month until the maturity date of November 1, 2030 (the “Maturity Date”), at which time a balloon payment in the amount of $3.1 million is due. Any prepayment of the Property Loan (other than monthly scheduled interest and principal payments), is subject to a prepayment fee equal to 4% of the principal amount prepaid for any prepayment made during the first or second year, 3% of the principal amount prepaid for any prepayment made during the third or fourth year, 2% of the principal amount prepaid for any prepayment made during the fifth or sixth year, and 1% of the principal amount prepaid for any prepayment made during the seventh or eighth year. The Property Loan Agreement, Property Note, Deed, and Rents Assignment each contain representations, warranties, covenants, and events of default that are customary for a loan of this type. The balance owed on the Property Loan at September 30, 2023 is $4,698,000.

On the Closing Date, we also entered into an Amended and Restated Credit Agreement with MBT (the “Amended Credit Agreement”), providing for a $7,525,000 amended and restated term loan (the “Term Loan A”), a $1,000,000 term loan (the “Term Loan B”), and a $2,000,000 amended and restated revolving loan (the “Revolving Loan” and, together with the Term Loan A and the Term Loan B, collectively, the “Loans”), evidenced by an Amended and Restated Term Note A (“Term Note A”), a Term Note B, and an Amended and Restated Revolving Credit Note (the “Revolving Note”) made by us in favor of MBT. The Loans are secured by substantially all of the Company’s assets pursuant to a Security Agreement entered into on September 6, 2018 between the Company and MBT. The Term Note A had an outstanding principal balance of $3,770,331 as of the Closing Date and could be borrowed against through May 30, 2021 (the “Commitment Period”). During the third quarter ended March 31, 2021, we borrowed an additional $3,000,000 against Term Note A for the purpose of repurchasing our common stock as described in Note 11. The Term Note B had a zero balance as of the Closing Date and we borrowed the full $1,000,000 during the third quarter ended March 31, 2021, for the purpose of making improvements to the Franklin Property.

PRO-DEX INC. AND SUBSIDIARY NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Term Loan A matures on November 1, 2027 and bears interest at a fixed rate of 3.84% per annum. Initial payments on the Term Loan A of interest only were due on December 1, 2020 through June 1, 2021. Commencing July 1, 2021 and continuing on the first day of each month thereafter until the maturity date, we are required to make payments of principal and interest on Term Loan A of approximately $97,000 plus any additional accrued and unpaid interest through the date of payment. The balance owed on Term Loan A as of September 30, 2023, is $4,586,000.

The Term Loan B matures on November 1, 2027 and bears interest at a fixed rate of 3.84% per annum. Initial payments on the Term Loan B of interest only were due on December 1, 2020 through June 1, 2021. Commencing July 1, 2021 and continuing on the first day of each month thereafter until the maturity date, we are required to make payments of principal and interest on Term Loan B of approximately $15,000, plus any additional accrued and unpaid interest through the date of payment. As of March 31, 2021, we had drawn fully against Term Note B and the balance outstanding on Term Note B was $683,000 on September 30, 2023.

On December 29, 2022 (the “Amendment Date”), we entered into Amendment No. 2 to Amended and Restated Credit Agreement (the “Amendment”) with MBT, which amends the Amended Credit Agreement and provides for a supplemental line of credit in the amount of $3,000,000 (the “Supplemental Loan”). The Supplemental Loan is evidenced by a Supplemental Revolving Credit Note (the “Supplemental Note”) made by us in favor of MBT. The purpose of the Supplemental Loan is for financing acquisitions and repurchasing shares of our common stock. The Supplemental Loan may be borrowed against from time to time through its maturity date of December 29, 2024, on the terms set forth in the Amended Credit Agreement. As of September 30, 2023, no amounts have been drawn against the Supplemental Loan.

The Revolving Loan was also amended (the “Amended Revolving Loan”) in connection with the Amendment to extend the maturity date from November 5, 2023 to December 29, 2024, to increase the Revolving Loan facility from $2,000,000 to $7,000,000, and to increase the interest rate on the Revolving Loan (as described below), evidenced by an Amended and Restated Revolving Credit Note (the “Amended Revolving Note”) made by us in favor of MBT. The Amended Revolving Loan may be borrowed against from time to time by us through its maturity date on the terms set forth in the Amended Credit Agreement. As of September 30, 2023, we had drawn $1,500,000 against the Amended Revolving Loan. Loan origination fees in the amount of $16,000 were paid to MBT in conjunction with the Amended Revolving Loan and the Supplemental Loan.

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

PRO-DEX INC. AND SUBSIDIARY NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Amended Credit Agreement, Amended Security Agreement, Term Note A, Term Note B, Amended Revolving Note and Supplemental Note contain representations and warranties, affirmative, negative and financial covenants, and events of default that are customary for loans of this type. In October 2023, we obtained a waiver from MBT extending the deadline to provide our audited financial statements for the fiscal year ended June 30, 2023 to November 15, 2023. We provided our audited financial statements to MBT on October 13, 2023. We believe that we are in compliance with all of our debt covenants as of September 30, 2023, except for the aforementioned covenant for which we obtained and complied with a waiver, but there can be no assurance that we will remain in compliance for the duration of the term of these loans.

NOTE 11. COMMON STOCK

Share Repurchase Program

In December 2019, our Board approved a new share repurchase program authorizing us to repurchase up to 1 million shares of our common stock, as the prior repurchase plan authorized by our Board in 2013 was nearing completion. In accordance with, and as part of, these share repurchase programs, our Board has approved the adoption of several prearranged share repurchase plans intended to qualify for the safe harbor Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (“10b5-1 Plan” or “Plan”). During the quarter ended September 30, 2023 we did not repurchase any shares. During the quarter ended September 30, 2022, we repurchased 20,853 shares at an aggregate cost, inclusive of fees under the plan, of $354,000. On a cumulative basis since 2013, we have repurchased a total of 1,197,168 shares under the share repurchase programs at an aggregate cost, inclusive of fees, of $17.2 million. All repurchases under the 10b5-1 Plans were administered through an independent broker.

NOTE 12. LEASES

Our operating lease right-of-use asset and long-term liability are presented separately on our condensed consolidated balance sheet. The current portion of our operating lease liability as of September 30, 2023, in the amount of $425,000, is presented within accrued expenses on the condensed consolidated balance sheet.

As of September 30, 2023, our operating lease has a remaining lease term of four years and an imputed interest rate of 5.53%. Cash paid for amounts included in the lease liability was $127,000 for the three months ended September 30, 2023, excluding $12,000 paid for common area maintenance charges.

As of September 30, 2023, the maturity of our lease liability is as follows (in thousands):

Operating Lease
Fiscal Year:
2024	$392
2025	535
2026	551
2027	567
2028	143
Total lease payments	2,188
Less imputed interest	(233)
Total	$1,955

PRO-DEX INC. AND SUBSIDIARY NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

COMPANY OVERVIEW

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of the results of operations and financial condition of Pro-Dex, Inc. (“Company,” “Pro-Dex,” “we,” “our,” or “us”) for the three-month periods ended September 30, 2023 and 2022. This discussion should be read in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this report. This report contains certain forward-looking statements and information. The cautionary statements included herein should be read as being applicable to all related forward-looking statements wherever they may appear. Our actual future results could differ materially from those discussed herein.

Except for the historical information contained herein, the matters discussed in this report, including, but not limited to, discussions of our product development plans, business strategies, strategic opportunities, and market factors influencing our results, are forward-looking statements that involve certain risks and uncertainties. Actual results may differ from those anticipated by us as a result of various factors, both foreseen and unforeseen, including, but not limited to, our ability to continue to develop new products and increase sales in markets characterized by rapid technological evolution, the impact of the COVID-19 pandemic on our suppliers, customers and us, consolidation within our target marketplace and among our competitors, competition from larger, better capitalized competitors, and our ability to realize returns on opportunities. Many other economic, competitive, governmental, and technological factors could impact our ability to achieve our goals. You are urged to review the risks, uncertainties, and other cautionary language described in this report, as well as in our other public disclosures and reports filed with the Securities and Exchange Commission (“SEC”) from time to time, including, but not limited to, the risks, uncertainties, and other cautionary language discussed in our Annual Report on Form 10-K for our fiscal year ended June 30, 2023.

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

Basis of Presentation

The condensed consolidated results of operations presented in this report are not audited and those results are not necessarily indicative of the results to be expected for the entirety of our fiscal year ending June 30, 2024, or any other interim period during such fiscal year. Our fiscal year ends on June 30 and our fiscal quarters end on September 30, December 31, and March 31. Unless otherwise stated, all dates refer to our fiscal year and those fiscal quarters.

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used or changes in the accounting estimate that are reasonably likely to occur could materially change the financial statements. Management believes that there have been no significant changes during the three months ended September 30, 2023, to the items that we disclosed as our critical accounting policies in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for our fiscal year ended June 30, 2023.

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

In November 2020, we purchased an approximate 25,000 square foot industrial building in Tustin, California (the “Franklin Property”). This building is located approximately four miles from our Irvine, California headquarters and was acquired to provide us additional capacity for our expected continued future growth, including anticipated expanded capacity for the manufacture of batteries and new products. We began operations in the new facility during the fourth quarter of fiscal 2023 and believe that the additional capacity will allow for our continued expected growth.

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

Results of Operations

The following tables set forth results from continuing operations for the three months ended September 30, 2023, and 2022 (in thousands, except percentages):

	Three Months Ended September 30,
	2023		2022 (as restated)
	Dollars in thousands
		% of Net Sales		% of Net Sales
Net sales	$11,938	100%	$11,087	100%
Cost of sales	8,280	69%	8,131	73%
Gross profit	3,658	31%	2,956	27%
Selling expenses	25	—	53	—
General and administrative expenses	995	8%	1,024	9%
Research and development costs	805	7%	929	8%
	1,825	15%	2,006	18%
Operating income	1,833	15%	950	9%
Other income (loss), net	(2,662)	(22%)	519	5%
Income before income taxes	(829)	(7%)	1,469	13%
Provision for income taxes	(214)	(2%)	266	2%
Net income (loss)	$(615)	(5%)	$1,203	11%

Revenue

The majority of our revenue is derived from designing, developing, and manufacturing surgical devices. We continue to sell our rotary air motors for industrial and scientific applications, but our focus remains in medical devices. The proportion of total sales by type is as follows (in thousands, except percentages):

	Three Months Ended September 30,				Increase (Decrease) From 2022 To
	2023		2022		2023
	Dollars in thousands
		% of Net Sales		% of Net Sales
Net sales:
Medical device	$7,808	65%	$7,887	71%	(1%)
Industrial and scientific	141	1%	224	2%	(37%)
Dental and component	39	—	103	1%	(62%)
NRE & proto-types	190	2%	907	8%	(79%)
Repairs	4,023	34%	2,252	20%	79%
Discounts and other	(263)	(2%)	(286)	(2%)	(8%)
	$11,938	100%	$11,087	100%	8%

Certain of our medical device products utilize proprietary designs developed by us under exclusive development and supply agreements. All of our medical device products utilize proprietary manufacturing methods and know-how, and are manufactured in our Irvine, California facility and assembled in our Tustin, California facility. Details of our medical device sales by type is as follows (in thousands, except percentages):

	Three Months Ended September 30,				Increase (Decrease) From 2022 To
	2023		2022		2023
	Dollars in thousands
		% of Med Device Sales		% of Med Device Sales
Medical device sales:
Orthopedic	$4,838	62%	$5,635	72%	(14%)
CMF	1,634	21%	2,083	26%	(22%)
Thoracic	1,336	17%	169	2%	691%
	$7,808	100%	$7,887	100%	(1%)

Our medical device revenue decreased $79,000, or 1%, in the first quarter of fiscal 2024 compared to the corresponding period of the prior fiscal year. Our orthopedic sales decreased $797,000 in the first quarter of fiscal 2024 compared to the first quarter of fiscal 2023, due in part, to our largest customer shifting priorities to an enhanced repair program (described under the discussion of repair revenue below). Recurring revenue from distributors of CMF drivers decreased $449,000 in fiscal 2024 compared to fiscal 2023. While we do not have much visibility into our customers’ distribution networks, we do know that one of our distributors is selling some legacy products in their inventory which has caused a reduction in demand for the CMF driver they procure from us. We anticipate higher purchase volumes from this customer in the future. Our thoracic sales increased by $1.2 million for the three months ended September 30, 2023 compared to the corresponding period of the prior fiscal year because of the launch of a new product in the first quarter of this fiscal year.

Sales of our compact pneumatic air motors decreased $83,000, or 37%, in the first quarter of fiscal 2024 compared to the corresponding period of the prior fiscal year. The revenue decrease is consistent with our lack of substantive marketing efforts. Sales of our dental products and components decreased $64,000 in the first quarter of fiscal 2024 compared to the corresponding quarter of the prior fiscal year, which is expected given our prior disclosures that we are no longer pursuing this line of business. Our non-recurring engineering (“NRE”) and proto-type revenue decreased $717,000 in the first quarter of fiscal 2024 compared to the corresponding period of the prior fiscal year, due to a decline in billable contracts. Our NRE and proto-type revenue is typically a small percentage of our total revenue and can vary significantly from quarter to quarter.

Repair revenue increased by $1.8 million in the first quarter of fiscal 2024 compared to the corresponding period of the prior fiscal year, due to an increased number of repairs of the orthopedic handpiece we sell to our largest customer. This increase relates to the continuation of the previously disclosed enhanced repair program that we began last fiscal year.

Discounts and other decreased by $23,000 in the first quarter of fiscal 2024 compared to the corresponding period of the prior fiscal year, due to volume rebates related to the orthopedic handpiece we sell to our largest customer, which they negotiated in conjunction with our contract extension through 2025.

At September 30, 2023, we had a backlog of approximately $35.7 million, of which $25.4 million is scheduled for delivery during the remainder of fiscal 2024. Our backlog represents firm purchase orders received and acknowledged from our customers and does not include all revenue expected to be generated from existing customer contracts. We may experience variability in our new order bookings due to various reasons, including, but not limited to, the timing of major new product launches and customer planned inventory builds. However, we do not typically experience seasonal fluctuations in our shipments and revenues.

Cost of Sales and Gross Margin

	Three Months Ended September 30,				Increase (Decrease) From 2022 To
	2023		2022		2023
	Dollars in thousands
Cost of sales:		% of Net Sales		% of Net Sales
Product costs	$8,543	71%	$7,611	69%	12%
Under-(over) absorption of manufacturing costs	(285)	(2%)	362	3%	(179%)
Inventory and warranty charges	22	—	158	1%	(86%)
Total cost of sales	$8,280	69%	$8,131	73%	2%
Gross profit and gross margin	$3,658	31%	$2,956	27%	24%

Cost of sales for the three-month period ended September 30, 2023 increased by $149,000, or 2%, compared to the corresponding period of the prior fiscal year. Although some of the increase in cost of sales is consistent with the 8% increase in revenue for the same period, approximately $450,000 of the prior year product costs included the repairs we performed to upgrade the orthopedic handpieces we sell our largest customer to the newest release at no additional cost. Product costs increased by $932,000, or 12%, during the three months ended September 30, 2023, compared to the corresponding period of the prior fiscal year, due to higher material costs, predominantly related to the repairs discussed above. During the first quarter of fiscal 2024 we experienced $285,000 of over-absorbed manufacturing costs compared to an under-absorption of $362,000 in the first quarter of fiscal 2023, primarily due to increases in our standard labor and overhead rates which are made in an attempt to minimize our over-under absorption. Costs related to inventory and warranty charges decreased $136,000 in the first quarter of fiscal 2024 compared to the corresponding quarter of fiscal 2023, due primarily to a reduction in warranty expenses due to the shift to enhanced repairs we perform on orthopedic handpieces we sell to our largest customer.

Gross profit increased by approximately $702,000, or 24%, for the three months ended September 30, 2023 compared to the corresponding period of the prior fiscal year, and gross margin as a percentage of sales increased by four percentage points between such periods, primarily as a result of a more favorable product mix of sales during the three months ended September 30, 2023 compared to the corresponding period of the prior fiscal year, coupled with reduced inventory and warranty charges.

Operating Costs and Expenses

	Three Months Ended September 30,				Increase (Decrease) From 2022 To
	2023		2022		2023
	Dollars in thousands
		% of Net Sales		% of Net Sales
Operating expenses:
Selling expenses	$25	—	$53	1%	(53%)
General and administrative expenses	995	8%	1,024	9%	(3%)
Research and development costs	805	7%	929	8%	(13%)
	$1,825	15%	$2,006	18%	(9%)

Selling expenses consist of salaries and other personnel-related expenses in support of business development, as well as trade show attendance, advertising and marketing expenses, and travel and related costs incurred in generating and maintaining our customer relationships. Selling expenses for the three months ended September 30, 2023 decreased $28,000, or 53%, compared to the corresponding year-earlier period. The decrease relates to a reduction in sales commissions and tradeshow expenses, which was partially offset by higher payroll expenses.

General and administrative expenses (“G&A”) consist of salaries and other personnel-related expenses of our accounting, finance, and human resources personnel, professional fees, directors’ fees, and other costs and expenses attributable to being a public company. G&A decreased by $29,000, or 3%, for the three months ended September 30, 2023, when compared to the corresponding period of the prior fiscal year. The decrease in total G&A was a result of non-cash compensation expense related to the non-qualified stock options granted in the prior fiscal year and reduced professional fees, partially offset by higher payroll and personnel expenses.

Research and development costs generally consist of compensation and other personnel-related costs of our engineering and support personnel, related professional and consulting fees, patent-related fees, lab costs, materials, and travel and related costs incurred in the development and support of our products. Research and development costs decreased $124,000, or 13%, for the quarter ended September 30, 2023, compared to the corresponding prior year period. The decrease is due primarily to a $242,000 reduction in internal engineering project spending, partially offset by a reduction in billable offsets reclassed to costs of sales of approximately $87,000 and an increase in legal expense related to IP matters of $25,000.

Although the majority of our research and development costs relate to sustaining activities related to products we currently manufacture and sell, we have created a product roadmap to develop future products. Many of our product development efforts are undertaken only upon completion of an analysis of the size of the market, our ability to differentiate our product from our competitors’, as well as an analysis of our specific sales prospects with new and/or existing customers. Research and development costs represent between 44% and 46% of total operating expenses for all periods presented and are expected to remain relatively flat the remainder of this fiscal year.

The amount spent on projects under development, along with the current estimated commercial launch date and estimated recurring annual revenue, is summarized below (in thousands):

	For the Three Months Ended September 30,
	2023	2022	Market Launch(1)	Est. Annual Revenue(2)
Total Research & Development costs:	$805	$929

Products in development:
ENT Shaver	$19	$43	Q4 2024	$1,000
Sustaining & Other	786	886
Total.	$805	$929

(1)	Represents the calendar quarter of expected market launch.
(2)	The products in development include risks that they could be abandoned in the future prior to completion, they could fail to become commercialized, or the actual annual revenue realized may be less than the amount estimated.

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

Other Income (Expense), net

Interest and Dividend Income

The interest and dividend income recorded during the quarters ended September 30, 2023 and 2022, consists primarily of interest and dividends from our investments and money market accounts. One of the investments in our portfolio paid a $204,000 cash dividend in the first quarter of fiscal 2023, and no such dividend was paid during the current fiscal year.

Unrealized Gain (Loss) on Investments

The unrealized gain or (loss) on marketable securities for the quarters ended September 30, 2023 and 2022, relates to our portfolio of investments described more fully in Note 4 to the condensed consolidated financial statements contained elsewhere in this report.

Interest Expense

The interest expense recorded during the quarters ended September 30, 2023 and 2022, relates to our Minnesota Bank and Trust (“MBT”) loans described more fully in Note 10 to the condensed consolidated financial statements contained elsewhere in this report.

Income Tax Expense

The effective tax rate for the three months ended September 30, 2023 and 2022, is 26% and 18%, respectively. The prior year effective tax rate is less than the current year rate due primarily to a tax benefit recognized as a result of the common stock awarded to our employees described more fully in Note 8 to the condensed consolidated financial statements contained elsewhere in this report.

Liquidity and Capital Resources

Cash and cash equivalents at September 30, 2023 decreased $1.0 million to $1.9 million as compared to $2.9 million at June 30, 2023. The following table includes a summary of our condensed statements of cash flows contained elsewhere in this report.

	As of and For the Three Months Ended September 30,
	2023	2022
	(in thousands)
Cash provided by (used in):
Operating activities	$392	$2,892
Investing activities	$(126)	$(90)
Financing activities	$(1,298)	$(853)

Cash and working capital:
Cash and cash equivalents	$1,904	$2,798
Working capital	$23,143	$20,162

Operating Activities

Net cash provided by operating activities during the three months ended September 30, 2023 totaled $392,000. This is primarily because our net loss of $615,000 for the three months ended September 30, 2023 included non-cash unrealized loss on investments, share-based compensation and depreciation and amortization of $2.6 million, $188,000 and $283,000, respectively. Uses of cash arose primarily from an increase in accounts receivable of $1.1 million related to increased sales and our increase in income tax assets of $874,000.

Net cash provided by operating activities during the three months ended September 30, 2022 totaled $2.9 million. The primary sources of cash arose from (a) our net income for the quarter of $1.2 million, as well as non-cash share-based compensation and depreciation and amortization of $207,000 and $193,000, respectively, (b) a decrease of $4.3 million in accounts receivable due to more timely collection of receivables from our largest customer, and (c) an increase in accounts payable and accrued expenses of $273,000. Uses of cash arose primarily from an increase in inventory of $3.0 million primarily related to building up inventory in anticipation of our transfer of assembly and repairs to the Franklin Property.

Investing Activities

Net cash used in investing activities for the three months ended September 30, 2023 was $126,000 and related to the purchase of equipment and improvements.

Net cash used in investing activities for the three months ended September 30, 2022 was $90,000 and related primarily to the purchase of equipment and improvements at the Franklin Property in the amount of $178,000, partially offset by the sale of marketable securities in the amount of $88,000.

Financing Activities

Net cash used in financing activities for the three months ended September 30, 2023 included principal payments of $1.3 million on our loans from MBT, which included a $1 million payment against our revolving loan.

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

Financing Facilities & Liquidity Requirements for the Next Twelve Months

As of September 30, 2023, our working capital was $23.1 million. We currently believe that our existing cash and cash equivalent balances together with our account receivable balances will provide us sufficient funds to satisfy our cash requirements as our business is currently conducted for at least the next 12 months. In addition to our cash and cash equivalent balances, we expect to derive a portion of our liquidity from our cash flows from operations.

We are focused on preserving our cash balances by monitoring expenses, identifying cost savings, and investing only in those development programs and products that we believe will most likely contribute to our profitability. As we execute on our current strategy, however, we may require debt and/or equity capital to fund our working capital needs and requirements for capital equipment to support our manufacturing and inspection processes. In particular, we have experienced negative operating cash flow in the past, especially as we procure long-lead time materials to satisfy our backlog, which can be subject to extensive variability. We believe that if we need additional capital to fund our operations, we can borrow against our MBT revolver.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer and principal accounting officer) have concluded based on their evaluation as of September 30, 2023, that our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) are not effective due to a material weakness. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer and principal accounting officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual and interim financial statements will not be detected or prevented on a timely basis. A material weakness was discovered relating to the valuation and disclosure of level 3 investments during fiscal 2023 and as of September 30, 2023, we are continuing to remediate this weakness. While we have no additional level 3 investments and believe that our fair value assessment and disclosures at September 30, 2023, are appropriate, we are continuing to monitor our internal controls.

 Internal Control over Financial Reporting

During the three months ended September 30, 2023, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Our business, future financial condition, and results of operations are subject to a number of factors, risks, and uncertainties, which are disclosed in Item 1A, entitled “Risk Factors,” in Part I of our Annual Report on Form 10-K for our fiscal year ended June 30, 2023, as well as any amendments thereto or additions and changes thereto contained in this quarterly report on Form 10-Q for the quarter ended September 30, 2023. Additional information regarding some of those risks and uncertainties is contained in the notes to the condensed consolidated financial statements included elsewhere in this report and in Part I, Item 2, of this report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The risks and uncertainties disclosed in our Form 10-K, our quarterly reports on Form 10-Q, and other reports filed with the SEC are not necessarily all of the risks and uncertainties that may affect our business, financial condition, and results of operations in the future. There have been no material changes to the risk factors as disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2023.

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

PRO-DEX, INC.

Date: November 2, 2023	By:	/s/ Richard L. Van Kirk
Richard L. Van Kirk
Chief Executive Officer (principal executive officer)

Date: November 2, 2023	By:	/s/ Alisha K. Charlton
Alisha K. Charlton
Chief Financial Officer (principal financial officer and principal accounting officer)

EXHIBIT INDEX

Exhibit	Description

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)