Form 10-Q
period 2023-12-31
PRO DEX INC
filed 2024-02-08
CIK 788920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2023
OR
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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 3,511,253 shares of common stock, no par value, as of February 7, 2024.

PRO-DEX, INC. AND SUBSIDIARY

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2023

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PRO-DEX, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share amounts)

	December 31, 2023	June 30, 2023
ASSETS
Current assets:
Cash and cash equivalents	$1,289	$2,936
Investments	5,803	1,134
Accounts receivable, net of allowance for expected credit losses of $0 at December 31, 2023 and at June 30, 2023, respectively	13,169	9,952
Deferred costs	412	494
Inventory	15,026	16,167
Prepaid expenses and other current assets	901	296
Total current assets	36,600	30,979
Land and building, net	6,202	6,249
Equipment and leasehold improvements, net	5,331	5,079
Right-of-use asset, net	1,675	1,872
Intangibles, net	68	81
Investments	1,509	7,521
Other assets	42	42
Total assets	$51,427	$51,823

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,909	$2,261
Accrued liabilities	2,846	3,135
Income taxes payable	389	453
Notes payable	3,846	3,827
Total current liabilities	9,990	9,676
Lease liability, net of current portion	1,415	1,638
Deferred income taxes, net	8	8
Notes payable, net of current portion	8,228	8,911
Total non-current liabilities	9,651	10,557
Total liabilities	19,641	20,233
Shareholders’ equity:
Common stock; no par value; 50,000,000 shares authorized; 3,541,045 and 3,545,309 shares issued and outstanding at December 31, 2023 and June 30, 2023, respectively	7,078	6,767
Retained earnings	24,708	24,823
Total shareholders’ equity	31,786	31,590
Total liabilities and shareholders’ equity	$51,427	$51,823

The accompanying notes are an integral part of these condensed consolidated financial statements.

PRO-DEX, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
		(restated)		(restated)
Net sales	$12,588	$11,282	$24,526	$22,369
Cost of sales	9,786	8,659	18,066	16,791
Gross profit	2,802	2,623	6,460	5,578

Operating expenses:
Selling expenses	37	68	63	122
General and administrative expenses	1,200	951	2,195	1,975
Research and development costs	788	467	1,593	1,395
Total operating expenses	2,025	1,486	3,851	3,492

Operating income	777	1,137	2,609	2,086
Interest expense	(139)	(128)	(271)	(258)
Unrealized gain (loss) on marketable equity investments	(40)	2,740	(2,593)	3,165
Interest and other income	22	7	46	225
Gain on sale of investments	—	—	—	7
Income (loss) before income taxes	620	3,756	(209)	5,225
Income tax benefit (expense)	(120)	(1,004)	94	(1,270)
Net income (loss)	$500	$2,752	$(115)	$3,955

Basic net income (loss) per share:
Net income (loss)	$0.14	$0.77	$(0.03)	$1.10
Diluted net income (loss) per share:
Net income (loss)	$0.14	$0.75	$(0.03)	$1.08

Weighted-average common shares outstanding:
Basic	3,547	3,574	3,547	3,595
Diluted	3,612	3,652	3,547	3,672
Common shares outstanding	3,541	3,554	3,541	3,554

The accompanying notes are an integral part of these condensed consolidated financial statements.

PRO-DEX, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

(In thousands)

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
Common stock		(restated)		(restated)
Balance, beginning of period	$6,987	$7,354	$6,767	$7,682
Share-based compensation expense	198	171	386	378
Share repurchases	(107)	(995)	(107)	(1,349)
Shares withheld from common stock issued to employees to pay employee payroll taxes	—	—	—	(223)
Exercise of stock options	—	3	—	11
ESPP shares issued	—	—	32	34
Balance, end of period	7,078	6,533	7,078	6,533

Retained earnings:
Balance, beginning of period	24,208	18,952	24,823	17,749
Net income (loss)	500	2,752	(115)	3,955
Balance, end of period	24,708	21,704	24,708	21,704

Total shareholders’ equity	$31,786	$28,237	$31,786	$28,237

The accompanying notes are an integral part of these condensed consolidated financial statements.

PRO-DEX, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended December 31,
	2023	2022
		(restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(115)	$3,955
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	568	384
Share-based compensation	386	378
Unrealized (gain) loss on marketable equity investments	2,593	(3,165)
Non-cash lease expense (recovery)	(7)	1
Amortization of loan fees, net	—	4
Gain on sale of investments	—	(7)
Deferred income taxes	—	790
Credit loss expense	—	2
Changes in operating assets and liabilities:
Accounts receivable	(3,217)	3,187
Deferred costs	82	(167)
Inventory	1,141	(2,457)
Prepaid expenses and other assets	(605)	(874)
Accounts payable and accrued expenses	340	147
Deferred revenue	—	(162)
Income taxes payable	(64)	481
Net cash provided by operating activities	1,102	2,497

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	(1,250)	—
Purchases of equipment and improvements	(759)	(687)
Proceeds from sale of investments	—	89
Net cash used in investing activities	(2,009)	(598)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchases of common stock	(107)	(1,349)
Proceeds from exercise of options and ESPP contributions	32	45
Payment of employee payroll taxes on net issuance of common stock	—	(223)
Proceeds from Minnesota Bank & Trust revolving loan	2,000	1,800
Principal payments on notes payable and revolving loan	(2,665)	(2,639)
Net cash used in financing activities	(740)	(2,366)

Net decrease in cash and cash equivalents	(1,647)	(467)
Cash and cash equivalents, beginning of period	2,936	849
Cash and cash equivalents, end of period	$1,289	$382

The accompanying notes are an integral part of these condensed consolidated financial statements.

4

PRO-DEX, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

(Unaudited)

(In thousands)

	Six Months Ended December 31,
	2023	2022
Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest	$272	$257
Income taxes	$658	$841

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

Recently Adopted Accounting Pronouncements

In March 2022, the FASB issued Accounting Standards Update (“ASU”) No 2022-02 (Topic 326) Financial Instruments – Credit Losses to create a new model for credit losses that reflects current expected credit losses (“CECL”) over the lifetime of the underlying accounts receivable. The CECL methodology is applicable to our trade accounts receivable and our deferred costs. We adopted ASU 2022-02 effective July 1, 2023, and the adoption did not have a material impact on our financial statements.

Recent Accounting Pronouncements Not Yet Adopted

In December 2023, the FASB issued ASU No 2023-09 (Topic 740) Income Taxes – Improvements to Income Tax Disclosures to enhance disclosures for the income tax rate reconciliation as well as cash income taxes paid by jurisdiction. This amendment is effective for our fiscal year ending June 30, 2025. While we are still evaluating the specifics of the adoption, we anticipate this guidance will have a significant impact on our annual income tax disclosures.

Correction of Previously Reported Interim Condensed Consolidated Financial Statements

As described in more detail in Note 2 to the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended June 30, 2023, the Company previously restated certain of its financial statements, including its financial statements for the three and six months ended December 31, 2022, to correct the estimated fair value of the Company’s warrant to purchase up to five percent (5%) of the outstanding capital stock of Monogram Orthopaedics Inc. (NasdaqCM: MGRM), calculated on a fully diluted basis (the “Monogram Warrant”). The restatement recorded, for all restated periods, the Monogram Warrant at its estimated fair value, an unrealized gain on investments, and the deferred income tax expense associated with the corresponding unrealized gain on investments.

PRO-DEX, INC. AND SUBSIDIARY NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

 Presented below are the changes to each financial statement line item for the three and six months ended December 31, 2022 that were affected by the restatement (in thousands except per share amounts).

Three months ended December 31, 2022 Unaudited Income Statement (Second Quarter Fiscal 2023)

	As Previously Reported	Restatement		As Restated

Unrealized gain(loss) on investments	$158	$2,582	(a)	$2,740
Total other income (expense)	37	2,582		2,619
Income before income taxes	1,174	2,582		3,756
Income tax expense	295	709	(b)	1,004
Net income	879	1,873		2,752
Basic income per share	$0.25	$0.52		$0.77
Diluted income per share	$0.24	$0.51		$0.75

(a)	This amount represents the unrealized gain on the Monogram Warrant for the three months ended December 31, 2022.
(b)	This amount represents the income tax expense related to the unrealized gain on the Monogram Warrant for the three months ended December 31, 2022.

Six months ended December 31, 2022 Unaudited Income Statement

	As Previously Reported	Restatement		As Restated

Unrealized gain(loss) on investments	$408	$2,757	(a)	$3,165
Total other income (expense)	382	2,757		3,139
Income before income taxes	2,468	2,757		5,225
Income tax expense	513	757	(b)	1,270
Net income	1,955	2,000		3,955
Basic income per share	$0.54	$0.56		$1.10
Diluted income per share	$0.53	$0.55		$1.08

(a)	This amount represents the unrealized gain on the Monogram Warrant for the six months ended December 31, 2022.
(b)	This amount represents the income tax expense related to the unrealized gain on the Monogram Warrant for the six months ended December 31, 2022.

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

PRO-DEX, INC. AND SUBSIDIARY NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

NOTE 3. NET SALES

The following table presents the disaggregation of net sales by revenue recognition model (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
Net Sales:
Over-time revenue recognition	$338	$483	$528	$1,391
Point-in-time revenue recognition	12,250	10,799	23,998	20,978
Total net sales	$12,588	$11,282	$24,526	$22,369

The timing of revenue recognition, billings, and cash collections results in billed accounts receivables, unbilled receivables (presented as deferred costs on our condensed consolidated balance sheets) and customer advances and deposits (presented as deferred revenue on our condensed consolidated balance sheets), where applicable. Amounts are generally billed as work progresses in accordance with agreed upon milestones. The over-time revenue recognition model consists of non-recurring engineering (“NRE”) and prototype services and typically relates to NRE services related to the evaluation, design or customization of a medical device and is typically recognized over time utilizing an input measure of progress based on costs incurred compared to the estimated total costs upon completion. During the three and six months ended December 31, 2023, we did not record any revenue that had been included in deferred revenue in the prior year. During the three and six months ended December 31, 2022, we recorded $312,000 and $862,000, respectively, of revenue that had been included in deferred revenue in the prior year. The revenue recognized from the contract liabilities consisted of satisfying our performance obligations during the normal course of business. As of December 31, 2023, we do not have any deferred revenue.

The following tables summarize our contract assets and liability balances (in thousands):

	As of and for the Three Months Ended December 31,		As of and for the Six Months Ended December 31,
	2023	2022	2023	2022
Contract assets beginning balance	$591	$591	$494	$714
Expenses incurred during the year	107	$412	$326	$746
Amounts reclassified to cost of sales	(277)	(117)	(382)	(566)
Amounts allocated to discounts for standalone selling price	(9)	(9)	(26)	(17)
Contract assets ending balance	$412	$877	$412	$877

PRO-DEX, INC. AND SUBSIDIARY NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	As of and for the Three Months Ended December 31,		As of and for the Six Months Ended December 31,
	2023	2022	2023	2022
Contract liabilities beginning balance	$—	$851	$—	$1,013
Payments received from customers	—	$312	$43	$700
Amounts reclassified to revenue	—	(312)	(43)	(862)
Contract liabilities ending balance	$—	$851	$—	$851

NOTE 4. COMPOSITION OF CERTAIN FINANCIAL STATEMENT ITEMS

Inventory

Inventory is stated at the lower of cost (first-in, first-out) or net realizable value and consists of the following (in thousands):

	December 31, 2023	June 30, 2023
Raw materials/purchased components	$7,524	$8,824
Work in process	3,905	3,686
Sub-assemblies/finished components	2,721	2,387
Finished goods	876	1,270
Total inventory	$15,026	$16,167

Investments

Investments are stated at market value and consist of the following (in thousands):

	December 31, 2023	June 30, 2023
Current:
Marketable equity securities – short-term	$5,803	$1,134
Long-term:
Warrant	—	6,160
Marketable equity securities – long-term	1,509	1,361
Total Investments	$7,312	$8,655

Investments at December 31, 2023 and June 30, 2023 had an aggregate cost basis of $3,964,000 and $2,714,000, respectively. The long-term investments include equity investments of thinly traded securities that we classified as long term in nature because if we decide to sell these securities, we may not be able to sell our position within one year. At December 31, 2023, the investments included net unrealized gains of $3.3 million (gross unrealized gains of $3.8 million offset by gross unrealized losses of $482,000). At June 30, 2023, the investments, excluding the Monogram Warrant, included net unrealized losses of $219,000 (gross unrealized losses of $286,000 offset by gross unrealized gains of $67,000).

PRO-DEX, INC. AND SUBSIDIARY NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

 Of the total marketable equity securities at December 31, 2023 and June 30, 2023, $763,000 and $1,134,000, respectively, represent an investment in the common stock of Air T, Inc. Two of our Board members are also board members of Air T, Inc. and both either individually or through affiliates own an equity interest in Air T, Inc. Our Chairman, one of the two Board members aforementioned, also serves as the Chief Executive Officer and Chairman of Air T, Inc. Another of our Board members is employed by Air T, Inc. as its Chief of Staff. The shares were purchased through 10b5-1 Plans, that, in accordance with our internal policies regarding the approval of related-party transactions, were approved by our then three Board members that are not affiliated with Air T, Inc.

On October 6, 2023, in conjunction with the execution of a supply agreement with Monogram, we exercised the Monogram Warrant in full in cash totaling $1,250,000 and received 1,828,551 shares of Monogram common stock (NasdaqCM: MGRM). On the date of exercise our unrealized loss on the investment was approximately $38,000. The fair value of the Monogram common stock is reflected in marketable equity securities – short term in the table above as of December 31, 2023. Our Chief Executive Officer, Richard (“Rick”) Van Kirk, is also a Monogram board member.

We invest surplus cash from time to time through our Investment Committee, which is comprised of one management director, Rick Van Kirk, and two non-management directors, Raymond (“Ray”) Cabillot and Nicholas (“Nick”) Swenson, who chairs the committee. Both Nick and Ray are active investors with extensive portfolio management expertise. We leverage the experience of these committee members to make investment decisions for the investment of our surplus operating capital or borrowed funds. Additionally, many of our securities holdings include stocks of public companies that either Nick or Ray or both may own from time to time either individually or through the investment funds that they manage, or other companies whose boards they sit on, such as Air T, Inc.

Land and building

Land and building consist of the following (in thousands):

	December 31, 2023	June 30, 2023
Land	$3,684	$3,684
Building	2,815	2,815
Total	6,499	6,499
Less: accumulated depreciation	(297)	(250)
	$6,202	$6,249

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

Intangibles

Intangibles consist of the following (in thousands):

	December 31, 2023	June 30, 2023
Patent-related costs	$208	$208
Less: accumulated amortization	(140)	(127)
	$68	$81

Patent-related costs consist of legal fees incurred in connection with both patent applications and a patent issuance and will be amortized over the estimated life of the product(s) that is or will be utilizing the technology, or expensed immediately in the event the patent office denies the issuance of the patent. Future amortization expense is expected to be $14,000 for the remainder of fiscal 2024 and $28,000 per fiscal year through fiscal 2026, at which time we expect these costs to be fully amortized.

PRO-DEX, INC. AND SUBSIDIARY NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 5. WARRANTY

The warranty accrual is based on historical costs of warranty repairs and expected future identifiable warranty expenses and is included in accrued expenses in the accompanying condensed consolidated balance sheets. As of December 31, 2023 and June 30, 2023, the warranty reserve amounted to $194,000 and $200,000, respectively. Warranty expenses are included in cost of sales in the accompanying condensed consolidated statements of income. Changes in estimates to previously established warranty accruals result from current period updates to assumptions regarding repair costs and warranty return rates and are included in current period warranty expense. Warranty expense relating to new product sales and changes to estimates for the three months ended December 31, 2023 and 2022 was $37,000 and $56,000, respectively, and for the six months ended December 31, 2023 and 2022 was $60,000 and $123,000, respectively.

Information regarding the accrual for warranty costs for the three and six months ended December 31, 2023 and 2022, are as follows (in thousands):

	As of and for the Three Months Ended December 31,		As of and for the Six Months Ended December 31,
	2023	2022	2023	2022
Beginning balance	$189	$365	$200	$340
Accruals during the period	29	$55	$53	$109
Changes in estimates of prior period warranty accruals	8	1	7	14
Warranty amortization	(32)	(77)	(66)	(119)
Ending balance	$194	$344	$194	$344

NOTE 6. NET INCOME (LOSS) PER SHARE

We calculate basic net income (loss) per share by dividing net income by the weighted-average number of common shares outstanding during the reporting period. The weighted-average number of common shares outstanding reflects the effects of potentially dilutive securities, in income generating periods, which consist entirely of outstanding stock options and performance awards.

The following table presents reconciliations of the numerators and denominators of the basic and diluted earnings (loss) per share computations for net income (loss). Because we incurred a net loss for the six months ended December 31, 2023, basic and diluted loss were the same as the inclusion of 64,800 common shares potentially issuable under the terms of outstanding performance awards would have had an anti-dilutive effect. In the tables below, net income amounts represent the numerator, and weighted average shares outstanding amounts represent the denominator (in thousands, except per share amounts):

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
Basic:		(restated)		(restated)
Net income (loss)	$500	$2,752	$(115)	$3,955
Weighted average shares outstanding	3,547	3,574	3,547	3,595
Basic income (loss) per share	$0.14	$0.77	$(0.03)	$1.10
Diluted:
Net income (loss)	$500	$2,752	$(115)	$3,955
Weighted average shares outstanding	3,547	3,574	3,547	3,595
Effect of dilutive securities	65	78	—	77
Weighted average shares used in calculation of diluted earnings per share	3,612	3,652	3,547	3,672
Diluted income (loss) per share	$0.14	$0.75	$(0.03)	$1.08

PRO-DEX, INC. AND SUBSIDIARY NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

We recognize accrued interest and penalties related to unrecognized tax benefits when applicable. As of December 31, 2023 and 2022, we recognized accrued interest of $61,000 and $54,000, respectively, related to unrecognized tax benefits.

We are subject to U.S. federal income tax, as well as income tax of multiple state tax jurisdictions. We are currently open to audit under the statute of limitations by the Internal Revenue Service for the years ended June 30, 2020 and later. Our state income tax returns are open to audit under the statute of limitations for the years ended June 30, 2020 and later. However, because of our prior net operating losses and research credit carryovers, our tax years from June 30, 2007 are open to audit. We do not anticipate a significant change to the total amount of unrecognized tax benefits within the next 12 months.

NOTE 8. SHARE-BASED COMPENSATION

Our 2016 Equity Incentive Plan provides for the award of up to 1,500,000 shares of our common stock in the form of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted shares, restricted stock units, performance awards, and other stock-based awards. As of December 31, 2023, 200,000 performance awards and 372,000 non-qualified stock options have been granted under the 2016 Equity Incentive Plan.

Performance Awards

In October 2023, the Compensation Committee reallocated an additional 15,200 previously forfeited awards, having the same remaining terms and conditions, to other employees. The weighted average fair value of the performance awards reallocated in 2023 was $10.17, calculated using the weighted average fair market value for each award, using a Monte Carlo simulation. During each of the three months ended December 31, 2023, and 2022, we recorded share-based compensation expense of $30,000 related to outstanding performance awards. During the six months ended December 31, 2023, and 2022, we recorded share-based compensation expense of $45,000 and $60,000, respectively, related to outstanding performance awards. On December 31, 2023, there was approximately $136,000 of unrecognized compensation cost related to non-vested performance awards, which is expected to be expensed over the weighted-average period of 1.50 years.

On July 1, 2022, it was determined by the Compensation Committee of our Board of Directors that the vesting of performance awards for 37,500 shares of common stock had been achieved. Each participant elected a net issuance to cover their individual withholding taxes and therefore we issued 23,641 shares and paid $223,000 of participant-related payroll tax liabilities.

PRO-DEX, INC. AND SUBSIDIARY NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Non-Qualified Stock Options

In December 2020, the Compensation Committee of our Board of Directors granted 310,000 non-qualified stock options to our directors and certain employees under the 2016 Equity Incentive Plan. The vesting of these stock options is tied to the completion of service periods that range from 18 months to 10.5 years from the date of grant and the achievement of our common stock trading at certain pre-determined prices. The weighted average fair value of the stock option awards granted in fiscal 2021 was $16.72, calculated using a Monte Carlo simulation. In December 2021, the Compensation Committee reallocated 5,000 previously forfeited non-qualified stock options, having the same remaining terms and conditions, to another employee. The weighted average fair value of the stock option awards granted in fiscal 2022 was $6.69, calculated using a Monte Carlo simulation. During the three months ended December 31, 2023 and 2022, we recorded compensation expense of $168,000 and $140,000, respectively, related to these options. During the six months ended December 31, 2023 and 2022, we recorded compensation expense of $335,000 and $312,000, respectively, related to these options. As of December 31, 2023, none of these stock options had vested and there was approximately $2.0 million of unrecognized compensation cost related to these stock options.

Employee Stock Purchase Plan

In September 2014, our Board approved the establishment of an Employee Stock Purchase Plan (the “ESPP”). The ESPP conforms to the provisions of Section 423 of the Internal Revenue Code, has coterminous offering and purchase periods of six months, and bases the pricing to purchase shares of our common stock on a formula so as to result in a per-share purchase price that approximates a 15% discount from the market price of a share of our common stock at the end of the purchase period. The Board of Directors also approved that 704,715 shares be reserved for issuance pursuant to the ESPP. The ESPP was approved by our shareholders at our 2014 Annual Meeting. An amendment to the ESPP to extend its term for an additional ten years (through 2035) was approved by our Board in October 2023 and by our shareholders at our 2023 Annual Meeting.

During the three months ended December 31, 2023 and 2022, we did not record any share-based compensation expense relating to the ESPP, due to the fact that no six-month offering period ended during either quarter. During the six months ended December 31, 2023 and 2022, 2,021 and 2,503 shares of our common stock were purchased under the ESPP, respectively, and allocated to employees based upon their contributions at prices of $15.82 and $13.52, respectively, per share. On a cumulative basis, since the inception of the ESPP, employees have purchased a total of 34,519 shares of our common stock. During each of the six months ended December 31, 2023 and 2022, we recorded share-based compensation expense in the amount of $6,000 relating to the ESPP.

PRO-DEX, INC. AND SUBSIDIARY NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 9. MAJOR CUSTOMERS AND SUPPLIERS

Information with respect to customers that accounted for sales in excess of 10% of our total sales in either of the three-month and the six-month periods ended December 31, 2023 and 2022, is as follows (in thousands, except percentages):

	Three Months Ended December 31,
	2023		2022
	Amount	Percent of Total	Amount	Percent of Total

Net sales	$12,588	100%	$11,282	100%

Customer concentration:
Customer 1	$8,437	67%	$7,475	66%
Customer 2	1,494	12%	1,697	15%
Customer 3	1,313	10%	1,400	12%
Total	$11,244	89%	$10,572	93%

	Six Months Ended December 31,
	2023		2022
	Amount	Percent of Total	Amount	Percent of Total

Net sales	$24,526	100%	$22,369	100%

Customer concentration:
Customer 1	16,812	69%	14,957	67%
Customer 2	2,703	11%	3,852	17%
Customer 3	1,965	8%	2,317	10%
Total	$21,480	88%	$21,126	94%

Information with respect to accounts receivable from those customers who comprised more than 10% of our gross accounts receivable at either December 31, 2023 or June 30, 2023, is as follows (in thousands, except percentages):

	December 31, 2023		June 30, 2023
Total gross accounts receivable	$13,169	100%	$9,952	100%

Customer concentration:
Customer 1	$9,693	74%	$7,231	73%
Customer 2	1,716	13%	1,951	19%
Total.	$11,409	87%	$9,182	92%

During the three months ended December 31, 2023 and 2022 we had four suppliers accounting for 10% or more of total inventory purchases, and during the six months ended December 31, 2023 and 2022, we had three suppliers that accounted for more than 10% of our total inventory purchases. Amounts owed to the fiscal 2024 three most significant suppliers at December 31, 2023, totaled $1.2 million, $300,000 and $115,000, respectively, and at June 30, 2023, totaled $621,000, $158,000 and $41,000, respectively.

PRO-DEX, INC. AND SUBSIDIARY NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 10. NOTES PAYABLE AND FINANCING TRANSACTIONS

Minnesota Bank & Trust

On November 6, 2020 (the “Closing Date”), PDEX Franklin, a wholly owned subsidiary of the Company, purchased an approximate 25,000 square foot industrial building in Tustin, California (the “Franklin Property”). A portion of the purchase price was financed by a loan from MBT to PDEX Franklin in the principal amount of approximately $5.2 million (the “Property Loan”) pursuant to a Loan Agreement, dated as of the Closing Date, between PDEX Franklin and MBT (the “Property Loan Agreement”) and corresponding Term Note (the “Property Note”) issued by PDEX Franklin in favor of MBT on the Closing Date. The Property Loan is secured by the Franklin Property pursuant to a Deed of Trust with Assignment of Leases and Rents, Security Agreement and Fixture Filing in favor of MBT (the “Deed”) and by an Assignment of Leases and Rents by PDEX Franklin in favor of MBT (the “Rents Assignment”). We paid loan origination fees to MBT on the Closing Date in the amount of $26,037.

The Property Loan bears interest at a fixed rate of 3.55% per annum, which is subject to a 3% increase upon an event of default. Accrued interest was paid on December 1, 2020, and both principal and interest in the amount of approximately $30,000 are due and payable on the first day of each subsequent month until the maturity date of November 1, 2030 (the “Maturity Date”), at which time a balloon payment in the amount of $3.1 million is due. Any prepayment of the Property Loan (other than monthly scheduled interest and principal payments), is subject to a prepayment fee equal to 4% of the principal amount prepaid for any prepayment made during the first or second year, 3% of the principal amount prepaid for any prepayment made during the third or fourth year, 2% of the principal amount prepaid for any prepayment made during the fifth or sixth year, and 1% of the principal amount prepaid for any prepayment made during the seventh or eighth year. The Property Loan Agreement, Property Note, Deed, and Rents Assignment each contain representations, warranties, covenants, and events of default that are customary for a loan of this type. The balance owed on the Property Loan at December 31, 2023 is $4,649,000.

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

The Term Loan A matures on November 1, 2027, and bears interest at a fixed rate of 3.84% per annum. Initial payments on the Term Loan A of interest only were due on December 1, 2020 through June 1, 2021. Commencing July 1, 2021 and continuing on the first day of each month thereafter until the maturity date, we are required to make payments of principal and interest on Term Loan A of approximately $97,000 plus any additional accrued and unpaid interest through the date of payment. The balance owed on Term Loan A as of December 31, 2023, is $4,337,000.

The Term Loan B matures on November 1, 2027, and bears interest at a fixed rate of 3.84% per annum. Initial payments on the Term Loan B of interest only were due on December 1, 2020 through June 1, 2021. Commencing July 1, 2021 and continuing on the first day of each month thereafter until the maturity date, we are required to make payments of principal and interest on Term Loan B of approximately $15,000, plus any additional accrued and unpaid interest through the date of payment. The balance owing on Term Note B was $646,000 on December 31, 2023.

PRO-DEX, INC. AND SUBSIDIARY NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

On December 29, 2022 (the “Amendment Date”), we entered into Amendment No. 2 to Amended and Restated Credit Agreement (the “Amendment”) with MBT, which amends the Amended Credit Agreement and provides for a supplemental line of credit in the amount of $3,000,000 (the “Supplemental Loan”). The Supplemental Loan is evidenced by a Supplemental Revolving Credit Note (the “Supplemental Note”) made by us in favor of MBT. The purpose of the Supplemental Loan is for financing acquisitions and repurchasing shares of our common stock. The Supplemental Loan may be borrowed against from time to time through its current maturity date of December 29, 2025, on the terms set forth in the Amended Credit Agreement. As of December 31, 2023, no amounts have been drawn against the Supplemental Loan.

The Revolving Loan was also amended (the “Amended Revolving Loan”) in connection with the Amendment to extend the maturity date from November 5, 2023 to December 29, 2024, to increase the Revolving Loan facility from $2,000,000 to $7,000,000, and to increase the interest rate on the Revolving Loan (as described below), evidenced by an Amended and Restated Revolving Credit Note (the “Amended Revolving Note”) made by us in favor of MBT. The Amended Revolving Loan may be borrowed against from time to time by us through its current maturity date of December 29, 2025, on the terms set forth in the Amended Credit Agreement. On December 29, 2023, we entered into Amendment No. 3 to the Agreement to amend the termination date of the Supplemental Loan and Amended Revolving Loan from December 29, 2024, to December 29, 2025. As of December 31, 2023, we had drawn $2,500,000 against the Amended Revolving Loan. Loan origination fees in the amount of $16,000 each were paid to MBT in conjunction with the Revolving Loan and the Supplemental Loan in conjunction with both the Amendment on December 29, 2022 and on December 29, 2023.

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

The Amended Credit Agreement, Amended Security Agreement, Term Note A, Term Note B, Amended Revolving Note and Supplemental Note contain representations and warranties, affirmative, negative and financial covenants, and events of default that are customary for loans of this type. We believe that we are in compliance with all of our debt covenants as of December 31, 2023, but there can be no assurance that we will remain in compliance for the duration of the term of these loans.

PRO-DEX, INC. AND SUBSIDIARY NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 11. COMMON STOCK

Share Repurchase Program

In December 2019, our Board approved a new share repurchase program authorizing us to repurchase up to one million shares of our common stock, as the prior repurchase plan authorized by our Board in 2013 was nearing completion. In accordance with, and as part of, these share repurchase programs, our Board approved the adoption of several prearranged share repurchase plans intended to qualify for the safe harbor provided by Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (“10b5-1 Plan” or “Plan”). During both the three and six months ended December 31, 2023, we repurchased 6,285 shares at an aggregate cost, inclusive of fees under the Plan, of $107,000. During the three and six months ended December 31, 2022, we repurchased 53,993 and 74,846 shares, respectively, at an aggregate cost, inclusive of fees under the Plan, of $995,000 and $1.3 million, respectively. On a cumulative basis, since implementation of the share repurchase program in 2013, we have repurchased a total of 1,203,453 shares under the share repurchase program at an aggregate cost, inclusive of fees, of $17.3 million. All repurchases under the 10b5-1 Plans were administered through an independent broker.

NOTE 12. LEASES

Our operating lease right-of-use asset and long-term liability are presented separately on our condensed consolidated balance sheet. The current portion of our operating lease liability as of December 31, 2023, in the amount of $435,000, is presented within accrued expenses on the condensed consolidated balance sheet.

As of December 31, 2023, our operating lease has a remaining lease term of three years and nine months and an imputed interest rate of 5.53%. Cash paid for amounts included in the lease liability for the three and six months ended December 31, 2023 totaled $131,000 and $258,000, respectively, and for December 31, 2022 totaled $127,000 and $250,000, respectively.

As of December 31, 2023, the maturity of our lease liability is as follows (in thousands):

Fiscal Year:
2024	$261
2025	535
2026	551
2027	567
2028	143
Total lease payments	2,057
Less imputed interest:	(207)
Total	$1,850

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

COMPANY OVERVIEW

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of the results of operations and financial condition of Pro-Dex, Inc. (“Company,” “Pro-Dex,” “we,” “our,” or “us”) for the three-month and six-month periods ended December 31, 2023 and 2022. This discussion should be read in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this report. This report contains certain forward-looking statements and information. The cautionary statements included herein should be read as being applicable to all related forward-looking statements wherever they may appear. Our actual future results could differ materially from those discussed herein.

Except for the historical information contained herein, the matters discussed in this report, including, but not limited to, discussions of our product development plans, business strategies, strategic opportunities, and market factors influencing our results, are forward-looking statements that involve certain risks and uncertainties. Actual results may differ from those anticipated by us as a result of various factors, both foreseen and unforeseen, including, but not limited to, our ability to continue to develop new products and increase sales in markets characterized by rapid technological evolution, our ability to optimize our operations at our Franklin facility, the impact of the COVID-19 pandemic on our suppliers, customers, and us, consolidation within our target marketplace and among our competitors, competition from larger, better capitalized competitors, and our ability to realize returns on opportunities. Many other economic, competitive, governmental, and technological factors could impact our ability to achieve our goals. You are urged to review the risks, uncertainties, and other cautionary language described in this report, as well as in our other public disclosures and reports filed with the Securities and Exchange Commission (“SEC”) from time to time, including, but not limited to, the risks, uncertainties, and other cautionary language discussed in our Annual Report on Form 10-K for our fiscal year ended June 30, 2023.

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

Basis of Presentation

The condensed consolidated results of operations presented in this report are not audited and those results are not necessarily indicative of the results to be expected for the entirety of the fiscal year ending June 30, 2024, or any other interim period during such fiscal year. Our fiscal year ends on June 30 and our fiscal quarters end on September 30, December 31, and March 31. Unless otherwise stated, all dates refer to our fiscal year and those fiscal quarters.

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used or changes in the accounting estimate that are reasonably likely to occur could materially change the financial statements. Management believes that there have been no significant changes during the three and six months ended December 31, 2023, to the items that we disclosed as our critical accounting policies in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended June 30, 2023.

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

Description of Business Operations

Revenue

The majority of our revenue is derived from designing, developing and manufacturing surgical devices for the medical device industry. The proportion of total sales by type is as follows (in thousands, except percentages):

	Three Months Ended December 31,				Six Months Ended December 31,
	2023		2022		2023		2022
		% of Revenue		% of Revenue		% of Revenue		% of Revenue
Net sales:
Medical device products	8,945	71%	8,754	78%	16,754	68%	16,641	74%
Industrial and scientific	239	2%	208	2%	380	2%	431	2%
Dental and component	45	—	36	—	84	—	139	1%
NRE & Prototype	338	3%	483	4%	528	2%	1,391	6%
Repairs	3,294	26%	2,089	19%	7,316	30%	4,341	19%
Discounts and other	(273)	(2%)	(288)	(3%)	(536)	(2%)	(574)	(2%)
	12,588	100%	11,282	100%	24,526	100%	22,369	100%

Certain of our medical device products utilize proprietary designs developed by us under exclusive development and/or supply agreements. All of our medical device products utilize proprietary manufacturing methods and know-how, and are manufactured or machined in our Irvine, California facility, and assembled in our Tustin, California facility, as are our industrial products. Details of our medical device sales by type is as follows (in thousands, except percentages):

	Three Months Ended December 31,				Six Months Ended December 31,
	2023		2022		2023		2022
		% of Total		% of Total		% of Total		% of Total
Medical device sales:
Orthopedic	5,533	62%	5,770	66%	10,371	62%	11,405	69%
CMF	2,759	31%	2,239	26%	4,393	26%	4,322	26%
Thoracic	653	7%	745	8%	1,990	12%	914	5%
Total	8,945	100%	8,754	100%	16,754	100%	16,641	100%

Sales of our medical device products increased $0.2 million, or 2%, for the three months ended December 31, 2023, and increased slightly by $113,000, or 1%, for the six months ended December 31, 2023, compared to the corresponding periods of the prior fiscal year.

Sales of our compact pneumatic air motors, reported as Industrial and scientific sales above, increased $31,000, or 15%, and decreased $51,000, or 12%, respectively, for the three and six months ended December 31, 2023, compared to the corresponding periods of the prior fiscal year. These are legacy products with no substantive marketing efforts. Our non-recurring (“NRE”) and proto-type revenue decreased $145,000, or 30%, and $863,000, or 62%, for the three and six months ended December 31, 2023, compared to the corresponding periods of the prior fiscal year, due to a decrease in billable contracts for various NRE projects undertaken for our customers.

Repair revenue increased $1.2 million, or 58%, and $3.0 million, or 68%, respectively, for the three and six months ended December 31, 2023, compared to the corresponding periods of the prior fiscal year, primarily due to upgrades of handpieces for our largest customer. This increase was expected, as we have been asked to upgrade handpieces for this customer to its next generation, as well as include the advance replacement of certain components, beginning in December 2022. We expect to see continued heightened repair revenue from these upgrades for at least the remainder of this fiscal year.

At December 31, 2023, we had a backlog of approximately $29.1 million, of which $18.9 million is scheduled to be delivered in fiscal 2024 and the balance is scheduled to be delivered next fiscal year. Our backlog represents firm purchase orders received and acknowledged from our customers and does not include all revenue expected to be generated from existing customer contracts. We may experience variability in our new order bookings due to various reasons, including, but not limited to, the timing of major new product launches and customer planned inventory builds. However, we do not typically experience seasonal fluctuations in our shipments and revenues.

Cost of Sales and Gross Margin
(in thousands except percentages)

	Three Months Ended December 31,				Six Months Ended December 31,
	2023		2022		2023		2022
		% of Total		% of Total		% of Total		% of Total
Cost of sales:
Product cost	9,798	100%	7,864	91%	18,341	102%	15,557	93%
Under(over)-absorption of manufacturing costs	(31)	(1%)	696	8%	(316)	(2%)	977	6%
Inventory and warranty charges	19	1%	99	1%	41	—	257	1%
Total cost of sales	9,786	100%	8,659	100%	18,066	100%	16,791	100%

	Three Months Ended December 31,		Six Months Ended December 31,		Year over Year ppt Change
	2023	2021	2023	2022	Three Months	Six Months

Gross margin	22%	23%	26%	25%	(1)	1

Cost of sales for the three and six months ended December 31, 2023, increased $1.1 million, or 13%, and $1.3 million, or 8%, respectively, compared to the corresponding periods of the prior fiscal year. The increase in cost of sales is consistent with the 12% and 10% increase in revenue for the three and six months ended December 31, 2023, compared to the corresponding periods of the prior fiscal year. Additionally, under(over)-absorption for the three and six months ended December 31, 2023, decreased $727,000, and $1.3 million, respectively, compared to the corresponding periods of the prior fiscal year, based upon increasing our labor and overhead rates to better absorb our indirect costs.

Gross profit increased by $179,000, or 7%, and $882,000, or 16%, for the three and six months ended December 31, 2023, respectively, compared to the corresponding periods of the prior fiscal year, primarily as a result of the increase in repair revenue for the same periods as described above. Gross margin as a percentage of sales for the three and six months ended December 31, 2023 remained relatively comparable (within one percentage point) compared to the corresponding periods of the prior fiscal year.

Operating Expenses

Operating Costs and Expenses
(in thousands except % change)

	Three Months Ended December 31,				Six Months Ended December 31,				Year over Year % Change
	2023		2022		2023		2022		Three Months	Six Months
		% of Net Sales		% of Net Sales		% of Net Sales		% of Net Sales
Operating expenses:
Selling expenses	37	—	68	1%	63	—	122	1%	(46%)	(48%)
General and administrative expenses	1,200	10%	951	8%	2,195	9%	1,975	9%	26%	11%
Research and development costs	788	6%	467	4%	1,593	7%	1,395	6%	69%	14%
	2,025	16%	1,486	13%	3,851	16%	3,492	16%	36%	10%

Selling expenses consist of salaries and other personnel-related expenses for our business development department, as well as advertising and marketing expenses, and travel and related costs incurred in generating and maintaining our customer relationships. Selling expenses for the three and six months ended December 31, 2023 decreased $31,000 and $59,000, respectively, compared to the corresponding periods of fiscal 2023. The decrease in both periods is primarily due to decreased sales commissions.

General and administrative expenses (“G&A”) consists of salaries and other personnel-related expenses of our accounting, finance and human resource personnel, as well as costs for outsourced information technology services, professional fees, directors’ fees, and other costs and expenses attributable to being a public company. G&A increased $249,000 and $220,000, respectively, during the three and six months ended December 31, 2023, when compared to the corresponding periods of the prior fiscal year. The increases relate primarily to increased professional fees (consisting primarily of audit and valuation fees, related to the restatement of our financial statements as referenced in Note 1 to the condensed consolidated financial statements contained elsewhere in this report) and increased personnel costs, offset by decreased legal fees related to intellectual property matters.

Research and development costs generally consist of salaries, employer paid benefits, and other personnel- related costs of our engineering and support personnel, as well as allocated facility and information technology costs, professional and consulting fees, patent-related fees, lab costs, materials, and travel and related costs incurred in the development and support of our products. Research and development costs for the three and six months ended December 31, 2023, increased $321,000 and $198,000, respectively, compared to the corresponding periods of the prior fiscal year. These increases are primarily due to a reduction of billable customer projects in the current fiscal year compared to the prior year. When our engineers are engaged in billable projects as opposed to internal projects, costs get shifted to cost of sales instead of research and development.

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

	Three and Six Months Ended December 31, 2023		Three and Six Months Ended December 31, 2022		Est Market Launch	Est Annual Revenue
Total Research & Development costs:	$788	$1,593	$467	$1,395

Products in development:
ENT Shaver.	2	2	1	44	Q4 2024	$1,000
Sustaining & Other	786	1,591	466	1,351
Total	$788	$1,593	$467	$1,395

(1)	Represents the calendar quarter of expected market launch.
(2)	The products in development include risks that they could be abandoned in the future prior to completion, they could fail to become commercialized, or the actual annual revenue realized may be less than the amount estimated.

As we introduce new products into the market, we expect to see an increase in sustaining and other engineering expenses. Typical examples of sustaining engineering activities include, but are not limited to, end-of- life component replacement, especially in electronic components found in our printed circuit board assemblies, analysis of customer complaint data to improve process and design, replacement and enhancement of tooling and fixtures used in our machine shop, assembly operations, and inspection areas to improve efficiency and through-put. Additionally, these costs include development projects that may be in their infancy and may or may not result in a full-fledged product development effort or that later may ultimately be abandoned.

Interest & Other Income

Interest income for the three and six months ended December 31, 2023, and 2022 includes interest and dividends from our money market accounts and investment portfolio.

Unrealized Gain (Loss) on Investments

The unrealized gain (loss) on investments consists of our investment portfolio described more fully in Note 4 to the condensed consolidated financial statements contained elsewhere in this report. All of these investments are recorded at estimated fair value and as of December 31, 2023, all of these investments relate to common stock of publicly traded companies whose stock price is subject to significant volatility.

Interest Expense

Interest expense consists primarily of interest expense related to our Minnesota Bank and Trust (“MBT”) loans described more fully in Note 10 to the condensed consolidated financial statements contained elsewhere in this report.

Income Tax Expense

The effective tax rate for the three months ended December 31, 2023, and 2022 is 19% and 26%, respectively. The decrease in the current year effective tax rate is due primarily to the release of a $60,000 valuation allowance related to previously recognized unrealized losses on investments. The effective tax rate for the six months ended December 31, 2023, and 2022 is 45% and 24%, respectively. The increase in the current year effective tax rate is similarly due to the release of the valuation allowance recorded in the second quarter of fiscal 2024 and is a tax benefit since we have a year-to-date pre-tax loss.

Liquidity and Capital Resources

Cash and cash equivalents at December 31, 2023 decreased $1.6 million to $1.3 million as compared to $2.9 million at June 30, 2023. The following table includes a summary of our condensed statements of cash flows contained elsewhere in this report.

	As of and For the Six Months Ended December 31,
	2023	2022
	(in thousands)
Cash provided by (used in):
Operating activities	$1,102	$2,497
Investing activities	$(2,009)	$(598)
Financing activities	$(740)	$(2,366)

Cash and Working Capital:
Cash and cash equivalents	$1,289	$382
Working Capital	$26,610	$19,722

Operating Activities

Net cash provided by operating activities was $1.1 million for the six months ended December 31, 2023, primarily due to our net loss of $115,000 offset by non-cash stock-based compensation, depreciation and amortization, and unrealized losses on marketable equity investments of $386,000, $568,000, and $2.6 million, respectively. Although we experienced an influx of cash in the amount of $1.1 million due to a reduction in our inventory balance during the six months ended December 31, 2023, our accounts receivable balance increased by $3.2 million due to timing of customer payments.

Net cash provided by operating activities was $2.5 million for the six months ended December 31, 2022, primarily due to net income of $4.0 million and non-cash depreciation and amortization of $384,000 offset by unrealized gains on marketable securities in the amount of $3.2 million. Accounts receivable net collections amounted to $3.2 million for the six months ended December 31, 2022, offset by expenditures of $2.5 million for inventory, based primarily upon a forecast received from our largest customer, which later was reduced. Although current inventory levels exceed immediate requirements for this customer, they do not exceed the amounts that will ultimately be required to fulfill our customers’ contractual requirements.

Investing Activities

Net cash used in investing activities for the six months ended December 31, 2023, was $2.0 million and related to the exercise of our Monogram Warrant for cash in the amount of $1,250,000 (See Note 4 to the condensed consolidated financial statements contained elsewhere in this report) as well as equipment and improvements purchases in the amount of $759,000.

Net cash used in investing activities for the six months ended December 31, 2022, was $598,000 and related mostly to improvements and equipment primarily for the Franklin Property.

Financing Activities

Net cash used in financing activities for the six months ended December 31, 2023, totaled $740,000 and related primarily to the net principal payments of $665,000 on our loans from MBT more fully described in Note 10 to the condensed consolidated financial statements contained elsewhere in this report, as well as repurchase of 6,285 shares of our common stock pursuant to our share repurchase program in the amount of $107,000.

Net cash used in financing activities for the six months ended December 31, 2022, included net principal payments of $839,000 on our existing loans from MBT, the repurchase of $1.3 million of our common stock pursuant to our share repurchase program, as well as $223,000 of employee payroll taxes related to the award of 37,500 shares of common stock to employees under previously granted performance awards.

Financing Facilities & Liquidity Requirements for the Next Twelve Months

As of December 31, 2023, our working capital was $26.6 million. We currently believe that our existing cash and cash equivalent balances together with our accounts receivable balances will provide us sufficient funds to satisfy our cash requirements as our business is currently conducted for at least the next 12 months. In addition to our cash and cash equivalent balances, we expect to derive a portion of our liquidity from our cash flows from operations. We may also liquidate some of our marketable equity investments, which had an estimated fair market value of $7.3 million as of December 31, 2023.

We are focused on preserving our cash balances by monitoring expenses, identifying cost savings, and investing only in those development programs and products that we believe will most likely contribute to our profitability. As we execute on our current strategy, however, we may require debt and/or equity capital to fund our working capital needs and requirements for capital equipment to support our manufacturing and inspection processes. In particular, we have experienced negative operating cash flow in the past, especially as we procure long-lead time materials to satisfy our backlog, which can be subject to extensive variability. We believe that if we need to raise additional capital to fund our operations, we can do so by borrowing against our $7.0 million Amended Revolving Loan with MBT (See Note 10 to the condensed consolidated financial statements contained elsewhere in this report).

Investment Strategy

We invest surplus cash from time to time through our Investment Committee, which is comprised of one management director, Richard Van Kirk, and two non-management directors, Raymond (“Ray”) Cabillot and Nicholas (“Nick”) Swenson, who chairs the committee. Both Nick and Ray are active investors with extensive portfolio management expertise. We leverage the experience of these committee members to make investment decisions for the investment of our surplus operating capital or borrowed funds. Additionally, many of our securities holdings include stocks of public companies that either Nick or Ray or both may own from time to time either individually or through the investment funds that they manage, or other companies whose boards they sit on. The Investment Committee approved each of the investments comprising the $7.3 million of marketable public equity securities that we held on December 31, 2023.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer and principal accounting officer) have concluded based on their evaluation as of December 31, 2023, that our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) are not effective due to a material weakness. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer and principal accounting officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual and interim financial statements will not be detected or prevented on a timely basis. A material weakness was discovered relating to the valuation and disclosure of level 3 investments during fiscal 2023 as well as level 2 investments for the three months ended December 31, 2023. We are continuing to remediate this weakness. While we no longer hold any level 3 investments, all of the investments in our portfolio continue to be considered level 2 investments because they are either thinly traded, or we own a substantial percentage of total outstanding shares. While we believe that our fair value assessment and disclosures at December 31, 2023, are appropriate, we are continuing to monitor our internal controls.

 Internal Control over Financial Reporting

During the three months ended December 31, 2023, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Our business, future financial condition and results of operations are subject to a number of factors, risks and uncertainties, which are disclosed in Item 1A, entitled “Risk Factors” in Part I of our Annual Report on Form 10-K for our fiscal year ended June 30, 2023, as well as any amendments thereto or additions and changes thereto contained in this quarterly report on Form 10-Q for the quarter ended December 31, 2023. Additional information regarding some of those risks and uncertainties is contained in the notes to the condensed financial statements included elsewhere in this report and in Part I, Item 2, of this report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The risks and uncertainties disclosed in our Form 10-K, our quarterly reports on Form 10-Q and other reports filed with the SEC are not necessarily all of the risks and uncertainties that may affect our business, financial condition and results of operations in the future. There have been no material changes to the risk factors as disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2023.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchases by the Company of its common stock during the quarter ended December 31, 2023, were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2023 to October 31, 2023	—	—	—	628,931
November 1, 2023 to November 30, 2023	—	—	—	628,931
December 1, 2023 to December 31, 2023	6,285	$17.08	6,285	622,646

All repurchases were made pursuant to the Company’s previously announced repurchase program. For information concerning the Company’s repurchase program, please see the discussion under the caption “Share Repurchase Program” in Note 11 to the condensed consolidated financial statements included elsewhere in this report.

ITEM 6.	EXHIBITS

Exhibit	Description

10.1

Amendment No. 3 to Amended and Restated Credit Agreement dated December 29, 2023, by and between Pro-Dex, Inc. and Minnesota Bank & Trust, a division of HTLF Bank (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed January 3, 2024).

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

PRO-DEX, INC.

Date: February 8, 2024	By:	/s/ Richard L. Van Kirk
Richard L. Van Kirk
Chief Executive Officer (principal executive officer)

Date: February 8, 2024	By:	/s/ Alisha K. Charlton
Alisha K. Charlton
Chief Financial Officer (principal financial officer and principal accounting officer)

