Form 10-Q
period 2024-03-31
PRO DEX INC
filed 2024-05-02
CIK 788920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
OR
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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock outstanding as of the latest practicable date: 3,419,089 shares of common stock, no par value, as of April 30, 2024.

PRO-DEX, INC. AND SUBSIDIARY

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2024

i

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PRO-DEX, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share amounts)

	March 31, 2024	June 30, 2023
ASSETS
Current Assets:
Cash and cash equivalents	$3,219	$2,936
Investments	4,577	1,134
Accounts receivable, net of allowance for expected credit losses of $1 and $0 at March 31, 2024 and at June 30, 2023, respectively	12,516	9,952
Deferred costs	331	494
Inventory	14,242	16,167
Prepaid expenses and other current assets	1,072	296
Total current assets	35,957	30,979
Land and building, net	6,179	6,249
Equipment and leasehold improvements, net	5,191	5,079
Right of use asset, net	1,575	1,872
Intangibles, net	61	81
Investments	1,543	7,521
Other assets	42	42
Total assets	$50,548	$51,823

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$3,435	$2,261
Accrued expenses	2,701	3,135
Deferred revenue	35	—
Income taxes payable	390	453
Note payable	3,858	3,827
Total current liabilities	10,419	9,676
Lease liability, net of current portion	1,299	1,638
Deferred income taxes, net	8	8
Notes payable, net of current portion	7,884	8,911
Total non-current liabilities	9,191	10,557
Total liabilities	19,610	20,233
Shareholders’ equity:
Common shares; no par value; 50,000,000 shares authorized; 3,451,423 and 3,545,309 shares issued and outstanding at March 31, 2024 and June 30, 2023, respectively	5,575	6,767
Retained earnings	25,363	24,823
Total shareholders’ equity	30,938	31,590
Total liabilities and shareholders’ equity	$50,548	$51,823

The accompanying notes are an integral part of these condensed consolidated financial statements.

PRO-DEX, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED INCOME STATEMENTS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
		(restated)		(restated)
Net sales	$14,293	$13,079	$38,819	$35,448
Cost of sales	10,291	9,268	28,357	26,058
Gross profit	4,002	3,811	10,462	9,390

Operating expenses:
Selling expenses	17	24	79	146
General and administrative expenses	1,012	1,009	3,208	2,983
Research and development costs	760	713	2,353	2,109
Total operating expenses	1,789	1,746	5,640	5,238

Operating income	2,213	2,065	4,822	4,152
Interest expense	138	131	409	389
Unrealized gain (loss) on marketable equity investments	(1,192)	242	(3,785)	3,407
Interest and other income	30	11	76	235
Gain on sale of investments	—	—	—	7
Income before income taxes	913	2,187	704	7,412
Income tax expense	258	570	164	1,840
Net income	$655	$1,617	$540	$5,572

Basic net income per share:
Net income	$0.19	$0.46	$0.15	$1.56
Diluted net income per share:
Net income	$0.19	$0.45	$0.15	$1.52

Weighted average common shares outstanding:
Basic	3,451	3,548	3,531	3,580
Diluted	3,524	3,623	3,604	3,656
Common shares outstanding	3,451	3,545	3,451	3,545

The accompanying notes are an integral part of these condensed consolidated financial statements.

PRO-DEX, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

(In thousands)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
Common shares:		(restated)		(restated)
Balance, beginning of period	$7,078	$6,533	$6,767	$7,682
Share-based compensation expense	201	206	588	584
Share repurchases	(1,722)	(198)	(1,830)	(1,547)
Shares withheld from common stock issued to pay employee payroll taxes	—	—	—	(223)
Exercise of stock options	—	—	—	11
ESPP shares issued	18	44	50	78
Balance, at end of period	$5,575	$6,585	$5,575	$6,585

Retained earnings:
Balance, beginning of period	$24,708	$21,704	$24,823	$17,749
Net income	655	1,617	540	5,572
Balance, at end of period	$25,363	$23,321	$25,363	$23,321

Total shareholders’ equity	$30,938	$29,906	$30,938	$29,906

The accompanying notes are an integral part of these condensed consolidated financial statements.

PRO-DEX, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:		(restated)
Net income	$540	$5,572
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	854	594
Amortization of loan fees, net	(6)	8
Share-based compensation	588	584
Unrealized (gain) loss on marketable equity investments	3,785	(3,407)
Non-cash straight-line lease amortization	(12)	(1)
Gain on sale of investments	—	(7)
Deferred income taxes	—	905
Bad debt expense	1	2
Changes in operating assets and liabilities:
Accounts receivable and other current receivables	(2,565)	4,817
Deferred costs	163	431
Inventory	1,925	(2,467)
Prepaid expenses and other assets	(776)	(1,129)
Accounts payable and accrued expenses	710	(1,047)
Deferred revenue	35	(956)
Income taxes payable	(63)	936
Net cash provided by operating activities	5,179	4,835

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	(1,250)	—
Purchases of equipment and improvements	(876)	(822)
Proceeds from sale of investments	—	89
Net cash used in investing activities	(2,126)	(733)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchases of common stock	(1,830)	(1,547)
Proceeds from exercise of options and ESPP contributions	50	89
Payment of employee payroll taxes on net issuance of common stock	—	(223)
Proceeds from Minnesota Bank & Trust revolving loan, net of fees	2,000	3,584
Principal payments on notes payable and revolving loan	(2,990)	(4,766)
Net cash used in financing activities	(2,770)	(2,863)

Net increase in cash and cash equivalents	283	1,239
Cash and cash equivalents, beginning of period	2,936	849
Cash and cash equivalents, end of period	$3,219	$2,088

The accompanying notes are an integral part of these condensed consolidated financial statements.

4

PRO-DEX, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

(Unaudited)

(In thousands)

	Nine Months Ended March 31,
	2024	2023
Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest	$409	$384
Income taxes	$980	$1,107

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

Correction of Previously Reported Interim Condensed Consolidated Financial Statements

As described in more detail in Note 2 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended June 30, 2023, we previously restated certain of our financial statements, including our financial statements for the three and nine months ended March 31, 2023, to correct the estimated fair value of our warrant to purchase up to five percent (5%) of the outstanding capital stock of Monogram Orthopaedics Inc. (NasdaqCM: MGRM), calculated on a fully diluted basis (the “Monogram Warrant”). The restatement recorded, for all restated periods, the Monogram Warrant at its estimated fair value, an unrealized gain on investments, and the deferred income tax expense associated with the corresponding unrealized gain on investments.

PRO-DEX, INC. AND SUBSIDIARY CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED (Unaudited) (In thousands)

Presented below are the changes to each financial statement line item for the three and nine months ended March 31, 2023 that were affected by the restatement (in thousands except per share amounts).

Three months ended March 31, 2023 Unaudited Income Statement (Third Quarter Fiscal 2023)

	As Previously Reported	Restatement		As Restated

Unrealized gain(loss) on investments	$(177)	$419	(a)	$242
Total other income (expense)	(297)	419		122
Income before income taxes	1,768	419		2,187
Income tax expense	455	115	(b)	570
Net income	1,313	304		1,617
Basic income per share	$0.37	$0.09		$0.46
Diluted income per share	$0.36	$0.09		$0.45

(a)	This amount represents the unrealized gain on the Monogram Warrant for the three months ended March 31, 2023.
(b)	This amount represents the income tax expense related to the unrealized gain on the Monogram Warrant for the three months ended March 31, 2023.

Nine months ended March 31, 2023 Unaudited Income Statement

	As Previously Reported	Restatement		As Restated

Unrealized gain(loss) on investments	$231	$3,176	(a)	$3,407
Total other income (expense)	84	3,176		3,260
Income before income taxes	4,236	3,176		7,412
Income tax expense	968	872	(b)	1,840
Net income	3,268	2,304		5,572
Basic income per share	$0.92	$0.64		$1.56
Diluted income per share	$0.89	$0.63		$1.52

(a)	This amount represents the unrealized gain on the Monogram Warrant for the nine months ended March 31, 2023.
(b)	This amount represents the income tax expense related to the unrealized gain on the Monogram Warrant for the nine months ended March 31, 2023.

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

PRO-DEX, INC. AND SUBSIDIARY CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED (Unaudited) (In thousands)

NOTE 3. NET SALES

The following table presents the disaggregation of net sales by revenue recognition model (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
Net Sales:
Over-time revenue recognition	$234	$970	$762	$2,361
Point-in-time revenue recognition	14,059	12,109	38,057	33,087
Total net sales	$14,293	$13,079	$38,819	$35,448

The timing of revenue recognition, billings, and cash collections results in billed accounts receivables, unbilled receivables (presented as deferred costs on our condensed consolidated balance sheets) and customer advances and deposits (presented as deferred revenue on our condensed consolidated balance sheets), where applicable. Amounts are generally billed as work progresses in accordance with agreed upon milestones. The over-time revenue recognition model consists of non-recurring engineering (“NRE”) and prototype services and typically relates to NRE services related to the evaluation, design or customization of a medical device and is typically recognized over time utilizing an input measure of progress based on costs incurred compared to the estimated total costs upon completion. During the three and nine months ended March 31, 2024, we did not record any revenue that had been included in deferred revenue in the prior year. During the three and nine months ended March 31, 2023, we recorded $405,000 and $956,000, respectively, of revenue that had been included in deferred revenue in the prior year. The revenue recognized from the contract liabilities consisted of satisfying our performance obligations during the normal course of business. Our entire deferred revenue balance of $35,000 at March 31, 2024, is currently expected to be recognized in the next 12-month period.

PRO-DEX, INC. AND SUBSIDIARY CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED (Unaudited) (In thousands)

The following tables summarize our contract assets and liability balances (in thousands):

	As of and for the Three Months Ended March 31,		As of and for the Nine Months Ended March 31,
	2024	2023	2024	2023
Contract assets beginning balance	$412	$877	$494	$710
Expenses incurred during the year	106	362	376	1,108
Amounts reclassified to cost of sales	(179)	(935)	(505)	(1,497)
Amounts allocated to discounts for standalone selling price	(8)	(25)	(34)	(42)
Contract assets ending balance	$331	$279	$331	$279

	As of and for the Three Months Ended March 31,		As of and for the Nine Months Ended March 31,
	2024	2023	2024	2023
Contract liabilities beginning balance	$—	$851	$—	$1,013
Payments received from customers	225	41	267	741
Amounts reclassified to revenue	(190)	(835)	(232)	(1,697)
Contract liabilities ending balance	$35	$57	$35	$57

NOTE 4. COMPOSITION OF CERTAIN FINANCIAL STATEMENT ITEMS

Inventory

Inventory is stated at the lower of cost (first-in, first-out) or net realizable value and consists of the following (in thousands):

	March 31, 2024	June 30, 2023
Raw materials /purchased components	$6,383	$8,824
Work in process	3,944	3,686
Sub-assemblies/finished components	2,379	2,387
Finished goods	1,536	1,270
Total inventory	$14,242	$16,167

PRO-DEX, INC. AND SUBSIDIARY CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED (Unaudited) (In thousands)

Investments

Investments are stated at market value and consist of the following (in thousands):

	March 31, 2024	June 30, 2023
Current:
Marketable equity securities – short-term	$4,577	$1,134
Long-term:
Warrant	—	6,160
Marketable equity securities – long-term	1,543	1,361
Total Investments	$6,120	$8,655

Investments at March 31, 2024 and June 30, 2023 had an aggregate cost basis of $3,964,000 and $2,714,000, respectively. The long-term investments include equity investments of thinly traded securities that we classified as long term in nature because if we decide to sell these securities, we may not be able to sell our position within one year. At March 31, 2024, the investments included net unrealized gains of $2.2 million (gross unrealized gains of $2.4 million offset by gross unrealized losses of $253,000). At June 30, 2023, the investments, excluding the Monogram Warrant, included net unrealized losses of $219,000 (gross unrealized losses of $286,000 offset by gross unrealized gains of $67,000).

Of the total marketable equity securities at March 31, 2024 and June 30, 2023, $1.0 million and $1.1 million, respectively, represent an investment in the common stock of Air T, Inc. Two of our Board members are also board members of Air T, Inc. and both either individually or through affiliates own an equity interest in Air T, Inc. Our Chairman, one of the two Board members aforementioned, also serves as the Chief Executive Officer and Chairman of Air T, Inc. Another of our Board members is employed by Air T, Inc. as its Chief of Staff. The shares were purchased through 10b5-1 Plans, that, in accordance with our internal policies regarding the approval of related-party transactions, were approved by our then three Board members that are not affiliated with Air T, Inc.

On October 6, 2023, in conjunction with the execution of a supply agreement with Monogram, we exercised the Monogram Warrant in full in cash totaling $1,250,000 and received 1,828,551 shares of Monogram common stock (NasdaqCM: MGRM). On the date of exercise our unrealized loss on the investment was approximately $38,000. The fair value of the Monogram common stock is reflected in marketable equity securities – short term in the table above as of March 31, 2024. Our Chief Executive Officer, Richard Van Kirk (“Rick”), is also a Monogram board member.

We invest surplus cash from time to time through our Investment Committee, which is comprised of one management director, Rick, and two non-management directors, Raymond Cabillot (“Ray”) and Nicholas Swenson (“Nick”), who chairs the committee. Both Nick and Ray are active investors with extensive portfolio management expertise. We leverage the experience of these committee members to make investment decisions for our surplus operating capital or borrowed funds. Additionally, many of our securities holdings include stocks of public companies that Nick or Ray (or both) may own from time to time either individually or through the investment funds they manage, or other companies whose boards they sit on, such as Air T, Inc.

PRO-DEX, INC. AND SUBSIDIARY CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED (Unaudited) (In thousands)

Land and building

Land and building consist of the following (in thousands):

	March 31, 2024	June 30, 2023
Land	$3,684	$3,684
Building	2,815	2,815
Total	6,499	6,499
Less: accumulated depreciation	(320)	(250)
	$6,179	$6,249

On November 6, 2020, we acquired the Franklin Property for a total purchase price of $6.5 million, of which we paid $1.3 million in cash and the balance of $5.2 we financed through Minnesota Bank & Trust (“MBT”) (See Note 10). We substantially completed the build-out of the property in the first quarter of fiscal 2022. We began operations in the new facility during the fourth quarter of fiscal 2023. For the three months ended March 31, 2024 and 2023 we recorded $23,000 of depreciation expense and for the nine months ended March 31, 2024 and 2023 we recorded $70,000 of depreciation expense. The building is being amortized on a straight-line basis over a period of 30 years.

Intangibles

Intangibles consist of the following (in thousands):

	March 31, 2024	June 30, 2023
Patent-related costs	$208	$208
Less accumulated amortization	(147)	(127)
	$61	$81

Patent-related costs consist of legal fees incurred in connection with both patent applications and a patent issuance and will be amortized over the estimated life of the product(s) that is or will be utilizing the technology or expensed immediately in the event the patent office denies the issuance of the patent. For the three months ended March 31, 2024, and 2023 we recorded $7,000 and $10,000 of amortization expense, respectively, and for the nine months ended March 31, 2024 and 2023 we recorded $21,000 and $31,000 of depreciation expense, respectively. Future amortization expense is expected to be $7,000 for the remainder of fiscal 2024 and $28,000 per fiscal year through fiscal 2026, at which time we expect these costs to be fully amortized.

NOTE 5. WARRANTY

The warranty accrual is based on historical costs of warranty repairs and expected future identifiable warranty expenses and is included in accrued expenses in the accompanying condensed consolidated balance sheets. As of March 31, 2024 and June 30, 2023, the warranty reserve amounted to $273,000 and $200,000, respectively. Warranty expenses are included in cost of sales in the accompanying condensed consolidated income statements. Changes in estimates to previously established warranty accruals result from current period updates to assumptions regarding repair costs and warranty return rates and are included in current period warranty expense. Warranty expense relating to new product sales and changes to estimates for the three months ended March 31, 2024 and 2023, was $102,000 and $(77,000), respectively, and for the nine months ended March 31, 2024 and 2023, was $162,000 and $46,000, respectively.

PRO-DEX, INC. AND SUBSIDIARY CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED (Unaudited) (In thousands)

Information regarding the accrual for warranty costs for the three and nine months ended March 31, 2024 and 2023, are as follows (in thousands):

	As of and for the Three Months Ended March 31,
	2024	2023
Beginning balance	$194	$344
Accruals during the period	102	26
Changes in estimates of prior period warranty accruals	—	(103)
Warranty amortization and utilization	(23)	(15)
Ending balance	$273	$252

	As of and for the Nine Months Ended March 31,
	2024	2023
Beginning balance	$200	$340
Accruals during the period	155	135
Changes in estimates of prior period warranty accruals	7	(89)
Warranty amortization and utilization	(89)	(134)
Ending balance	$273	$252

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

The following table presents reconciliations of the numerators and denominators of the basic and diluted earnings per share computations for net income. In the tables below, income amounts represent the numerator, and share amounts represent the denominator (in thousands, except per share amounts):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
Basic:		(restated)		(restated)
Net income	$655	$1,617	$540	$5,572
Weighted average shares outstanding	3,451	3,548	3,531	3,580
Basic income per share	$0.19	$0.46	$0.15	$1.56

PRO-DEX, INC. AND SUBSIDIARY CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED (Unaudited) (In thousands)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
Diluted:
Net income	$655	$1,617	$540	$5,572
Weighted average shares outstanding	3,451	3,548	3,531	3,580
Effect of dilutive securities	73	75	73	76
Weighted average shares used in calculation of diluted earnings per share	3,524	3,623	3,604	3,656
Diluted income per share	$0.19	$0.45	$0.15	$1.52

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

We recognize accrued interest and penalties related to unrecognized tax benefits when applicable. As of March 31, 2024 and 2023, we recognized accrued interest of $69,000 and $59,000, respectively, related to unrecognized tax benefits.

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

Performance Awards

In October 2023, the Compensation Committee reallocated an additional 15,200 previously forfeited awards, having the same remaining terms and conditions, to other employees. The weighted average fair value of the performance awards reallocated in 2023 was $10.17, calculated using the weighted average fair market value for each award, using a Monte Carlo simulation. During the three months ended March 31, 2024 and 2023, we recorded share-based compensation expense of $31,000 and $30,000, respectively, related to outstanding performance awards. During the nine months ended March 31, 2024 and 2023, we recorded share-based compensation expense of $76,000 and $91,000, respectively, related to outstanding performance awards. On March 31, 2024, there was approximately $86,000 of unrecognized compensation cost related to non-vested performance awards expected to be expensed over the weighted-average period of 1.23 years.

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

Non-Qualified Stock Options

In December 2020, the Compensation Committee of our Board of Directors granted 310,000 non-qualified stock options to our directors and certain employees under the 2016 Equity Incentive Plan. The vesting of these stock options is tied to the completion of service periods that range from 18 months to 10.5 years from the date of grant and the achievement of our common stock trading at certain pre-determined prices. The weighted average fair value of the stock options granted was $16.72, calculated using a Monte Carlo simulation. In December 2021, the Compensation Committee reallocated 5,000 previously forfeited non-qualified stock options, having the same remaining terms and conditions, to another employee at a weighted average fair value of $6.69 calculated using a Monte Carlo simulation. During each of the three months ended March 31, 2024 and 2023, we recorded compensation expense of $168,000 related to these stock options. During the nine months ended March 31, 2024 and 2023, we recorded compensation expense of $503,000 and $479,000, respectively, related to these stock options. As of March 31, 2024, none of these stock options have vested and there was approximately $1.8 million of unrecognized compensation cost related to these non-vested non-qualified stock options.

Employee Stock Purchase Plan

In September 2014, our Board approved the establishment of an Employee Stock Purchase Plan (the “ESPP”), which was approved by our shareholders at our 2014 Annual Meeting. The ESPP conforms to the provisions of Section 423 of the Internal Revenue Code, has coterminous offering and purchase periods of six months, and bases the pricing to purchase shares of our common stock on a formula so as to result in a per share purchase price that approximates a 15% discount from the market price of a share of our common stock at the end of the purchase period. Our Board of Directors also approved that 704,715 shares, be reserved for issuance pursuant to the ESPP. An amendment to the ESPP to extend its term for an additional ten years (through 2035) was approved by our Board in October 2023 and by our shareholders at our 2023 Annual Meeting.

During the three months ended March 31, 2024 and 2023, we recorded ESPP share-based compensation expense in the amount of $3,000 and $8,000, respectively. During the three months ended March 31, 2024 and 2023, 983 and 2,956 shares were purchased, respectively, and allocated to employees based upon their contributions at prices of $18.32 and $14.79, respectively, per share. During the nine months ended March 31, 2024 and 2023, we recorded ESPP share-based compensation expense in the amount of $9,000 and $14,000, respectively. On a cumulative basis, since the inception of the ESPP, employees have purchased a total of 35,502 shares of our common stock.

PRO-DEX, INC. AND SUBSIDIARY CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED (Unaudited) (In thousands)

NOTE 9. MAJOR CUSTOMERS AND SUPPLIERS

Information with respect to customers that accounted for sales in excess of 10% of our total sales in either of the three-month and the nine-month periods ended March 31, 2024 and 2023, is as follows (in thousands, except percentages):

	Three Months Ended March 31,
	2024		2023
	Amount	Percent of Total	Amount	Percent of Total

Net sales	$14,293	100%	$13,079	100%

Customer concentration:
Customer 1	$10,679	75%	$8,622	66%
Customer 2	1,385	10%	2,059	16%
Total	$12,064	85%	$10,681	82%

	Nine Months Ended March 31,
	2024		2023
	Amount	Percent of Total	Amount	Percent of Total

Net sales	$38,819	100%	$35,448	100%

Customer concentration:
Customer 1	$27,491	71%	$23,578	66%
Customer 2	4,087	10%	5,912	17%
Total	$31,578	81%	$29,490	83%

Information with respect to accounts receivable from those customers who comprised more than 10% of our gross accounts receivable at either March 31, 2024 or June 30, 2023, is as follows (in thousands, except percentages):

	March 31, 2024		June 30, 2023
Total gross accounts receivable	$12,517	100%	$9,952	100%

Customer concentration:
Customer 1.	$10,117	81%	$7,231	73%
Customer 2.	1,625	13%	1,951	19%
Total.	$11,742	94%	$9,182	92%

PRO-DEX, INC. AND SUBSIDIARY CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED (Unaudited) (In thousands)

During the three and nine months ended March 31, 2024 and 2023, we had two and three suppliers, respectively, accounting for 10% or more of total inventory purchases. Amounts owed to the suppliers who comprised more than 10% of total accounts payable at either March 31, 2024 or June 30, 2023, is as follows (in thousands, except percentages).

	March 31, 2024		June 30, 2023
Total accounts payable	$3,435	100%	$2,261	100%

Supplier concentration:
Supplier 1.	$1,014	29%	$620	27%
Supplier 2.	365	11%	158	7%
Supplier 3.	349	10%	41	2%
Total.	$1,728	50%	$819	36%

NOTE 10. NOTES PAYABLE AND FINANCING TRANSACTIONS

Minnesota Bank & Trust

On November 6, 2020 (the “Closing Date”), PDEX Franklin, our wholly owned subsidiary, purchased an approximate 25,000 square foot industrial building in Tustin, California (the “Franklin Property”). A portion of the purchase price was financed by a loan from MBT to PDEX Franklin in the principal amount of approximately $5.2 million (the “Property Loan”) pursuant to a Loan Agreement, dated as of the Closing Date, between PDEX Franklin and MBT (the “Property Loan Agreement”) and corresponding Term Note (the “Property Note”) issued by PDEX Franklin in favor of MBT on the Closing Date. The Property Loan is secured by the Franklin Property pursuant to a Deed of Trust with Assignment of Leases and Rents, Security Agreement and Fixture Filing in favor of MBT (the “Deed”) and by an Assignment of Leases and Rents by PDEX Franklin in favor of MBT (the “Rents Assignment”). We paid loan origination fees to MBT on the Closing Date in the amount of $26,037.

The Property Loan bears interest at a fixed rate of 3.55% per annum, which is subject to a 3% increase upon an event of default. Accrued interest was paid on December 1, 2020, and both principal and interest in the amount of approximately $30,000 are due and payable on the first day of each subsequent month until the maturity date of November 1, 2030 (the “Maturity Date”), at which time a balloon payment in the amount of $3.1 million is due. Any prepayment of the Property Loan (other than monthly scheduled interest and principal payments), is subject to a prepayment fee equal to 4% of the principal amount prepaid for any prepayment made during the first or second year, 3% of the principal amount prepaid for any prepayment made during the third or fourth year, 2% of the principal amount prepaid for any prepayment made during the fifth or sixth year, and 1% of the principal amount prepaid for any prepayment made during the seventh or eighth year. The Property Loan Agreement, Property Note, Deed, and Rents Assignment each contain representations, warranties, covenants, and events of default that are customary for a loan of this type. The balance owed on the Property Loan at March 31, 2024 is $4,599,000.

On the Closing Date, we also entered into an Amended and Restated Credit Agreement with MBT (the “Amended Credit Agreement”), providing for a $7,525,000 amended and restated term loan (the “Term Loan A”), a $1,000,000 term loan (the “Term Loan B”), and a $2,000,000 amended and restated revolving loan, evidenced by an Amended and Restated Term Note A (“Term Note A”), a Term Note B, and an Amended and Restated Revolving Credit Note (the “Revolving Note”) made by us in favor of MBT. The loans under the Amended Credit Agreement are secured by substantially all of our assets pursuant to a Security Agreement entered into on September 6, 2018, between us and MBT. The Term Note A had an outstanding principal balance of $3,770,331 as of the Closing Date and could be borrowed against through May 30, 2021 (the “Commitment Period”). During the third quarter ended March 31, 2021, we borrowed an additional $3,000,000 against Term Note A for the purpose of repurchasing shares of our common stock. The Term Note B had a zero balance as of the Closing Date and we borrowed the full $1,000,000 during the third quarter ended March 31, 2021, for the purpose of making improvements to the Franklin Property.

PRO-DEX, INC. AND SUBSIDIARY CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED (Unaudited) (In thousands)

The Term Loan A matures on November 1, 2027, and bears interest at a fixed rate of 3.84% per annum. Initial payments on the Term Loan A of interest only were due on December 1, 2020 through June 1, 2021. Commencing July 1, 2021 and continuing on the first day of each month thereafter until the maturity date, we are required to make payments of principal and interest on Term Loan A of approximately $97,000 plus any additional accrued and unpaid interest through the date of payment. The balance owed on Term Loan A as of March 31, 2024, is $4,086,000.

The Term Loan B matures on November 1, 2027, and bears interest at a fixed rate of 3.84% per annum. Initial payments on the Term Loan B of interest only were due on December 1, 2020 through June 1, 2021. Commencing July 1, 2021 and continuing on the first day of each month thereafter until the maturity date, we are required to make payments of principal and interest on Term Loan B of approximately $15,000, plus any additional accrued and unpaid interest through the date of payment. The balance owing on Term Note B was $608,000 on March 31, 2024.

On December 29, 2022 (the “Amendment Date”), we entered into Amendment No. 2 to Amended and Restated Credit Agreement (the “Amendment”) with MBT, which amends the Amended Credit Agreement and provides for a supplemental line of credit in the amount of $3,000,000 (the “Supplemental Loan”). The Supplemental Loan is evidenced by a Supplemental Revolving Credit Note (the “Supplemental Note”) made by us in favor of MBT. The purpose of the Supplemental Loan is for financing acquisitions and repurchasing shares of our common stock. The Supplemental Loan may be borrowed against from time to time through its current maturity date of December 29, 2025, on the terms set forth in the Amended Credit Agreement. As of March 31, 2024, no amounts have been drawn against the Supplemental Loan.

The Revolving Loan was also amended (the “Amended Revolving Loan”) in connection with the Amendment to extend the maturity date from November 5, 2023 to December 29, 2024, to increase the Revolving Loan facility from $2,000,000 to $7,000,000, and to increase the interest rate on the Revolving Loan (as described below), evidenced by an Amended and Restated Revolving Credit Note (the “Amended Revolving Note”) made by us in favor of MBT. The Amended Revolving Loan may be borrowed against from time to time by us through its current maturity date of December 29, 2025, on the terms set forth in the Amended Credit Agreement. On December 29, 2023, we entered into Amendment No. 3 to the Agreement to amend the termination date of the Supplemental Loan and Amended Revolving Loan from December 29, 2024, to December 29, 2025. As of March 31, 2024, we had drawn $2,500,000 against the Amended Revolving Loan. Loan origination fees in the amount of $16,000 each were paid to MBT in conjunction with the Revolving Loan and the Supplemental Loan in conjunction with both the Amendment on December 29, 2022 and on December 29, 2023.

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

The Amended Credit Agreement, Amended Security Agreement, Term Note A, Term Note B, Amended Revolving Note and Supplemental Note contain representations and warranties, affirmative, negative and financial covenants, and events of default that are customary for loans of this type. We believe that we are in compliance with all of our debt covenants as of March 31, 2024, but there can be no assurance that we will remain in compliance for the duration of the term of these loans.

PRO-DEX, INC. AND SUBSIDIARY CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED (Unaudited) (In thousands)

NOTE 11. COMMON STOCK

Share Repurchase Program

In December 2019, our Board approved a new share repurchase program authorizing us to repurchase up to one million shares of our common stock, as the prior repurchase plan authorized by our Board in 2013 was nearing completion. In accordance with, and as part of, these share repurchase programs, our Board approved the adoption of several prearranged share repurchase plans intended to qualify for the safe harbor provided by Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (“10b5-1 Plan” or “Plan”). During the three and nine months ended March 31, 2024, we repurchased 90,605 and 96,890 shares, respectively, at an aggregate cost, inclusive of fees under the Plan, of $1,723,000 and $1,830,000, respectively. During the three and nine months ended March 31, 2023, we repurchased 11,576 and 86,422 shares, respectively, at an aggregate cost, inclusive of fees under the Plan, of $198,000 and $1,547,000, respectively. On a cumulative basis, since implementation of the share repurchase program in 2013, we have repurchased a total of 1,293,338 shares under the share repurchase program at an aggregate cost of $19.0 million. All repurchases under the 10b5-1 Plans were administered through an independent broker.

NOTE 12. LEASES

Our operating lease right-of-use asset and long-term liability are presented separately on our condensed consolidated balance sheet. The current portion of our operating lease liability as of March 31, 2024, in the amount of $445,000, is presented within accrued expenses on the condensed consolidated balance sheet.

As of March 31, 2024, the maturity of our lease liability is as follows (in thousands):

Operating Lease
Fiscal Year:
2024	$130
2025	535
2026	551
2027	567
2028	143
Total lease payments	1,926
Less imputed interest:	(181)
Total	$1,745

As of March 31, 2024, the operating lease for our Irvine, California headquarters has a remaining lease term of three years and six months and an imputed interest rate of 5.53%. Cash paid for amounts included in the lease liability for the three and nine months ended March 31, 2024, was $143,000 and $425,000, respectively. Cash paid for amounts included in the lease liability for the three and nine months ended March 31, 2023, was $139,000 and $418,000, respectively.

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

COMPANY OVERVIEW

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of the results of operations and financial condition of Pro-Dex, Inc. (“Company,” “Pro-Dex,” “we,” “our,” or “us”) for the three-month and nine-month periods ended March 31, 2024 and 2023. This discussion should be read in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this report. This report contains certain forward-looking statements and information. The cautionary statements included herein should be read as being applicable to all related forward-looking statements wherever they may appear. Our actual future results could differ materially from those discussed herein.

Except for the historical information contained herein, the matters discussed in this report, including, but not limited to, discussions of our product development plans, business strategies, strategic opportunities, and market factors influencing our results, are forward-looking statements that involve certain risks and uncertainties. Actual results may differ from those anticipated by us as a result of various factors, both foreseen and unforeseen, including, but not limited to, our ability to continue to develop new products and increase sales in markets characterized by rapid technological evolution, our ability to optimize our operations at our Franklin facility, consolidation within our target marketplace and among our competitors, competition from larger, better capitalized competitors, and our ability to realize returns on opportunities. Many other economic, competitive, governmental, and technological factors could impact our ability to achieve our goals. You are urged to review the risks, uncertainties, and other cautionary language described in this report, as well as in our other public disclosures and reports filed with the Securities and Exchange Commission (“SEC”) from time to time, including, but not limited to, the risks, uncertainties, and other cautionary language discussed in our Annual Report on Form 10-K for our fiscal year ended June 30, 2023.

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

Basis of Presentation

The condensed consolidated results of operations presented in this report are not audited and those results are not necessarily indicative of the results to be expected for the entirety of the fiscal year ending June 30, 2024. Our fiscal year ends on June 30 and our fiscal quarters end on September 30, December 31, and March 31. Unless otherwise stated, all dates refer to our fiscal year and those fiscal quarters.

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used or changes in the accounting estimate that are reasonably likely to occur could materially change the financial statements. Management believes that there have been no significant changes during the three and nine months ended March 31, 2024 to the items that we disclosed as our critical accounting policies in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended June 30, 2023.

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

Description of Business Operations

Revenue

The majority of our revenue is derived from designing, developing and manufacturing surgical devices for the medical device industry. The proportion of total sales by type is as follows (in thousands, except percentages):

	Three Months Ended March 31,				Nine Months Ended March 31,
	2024		2023		2024		2023
		% of Revenue		% of Revenue		% of Revenue		% of Revenue
Net Sales:
Medical device products	$9,782	68%	$6,990	54%	$26,536	68%	$23,631	67%
Industrial and scientific	211	1%	260	2%	591	2%	691	2%
Dental and component	62	1%	43	—	146	—	182	—
NRE & Proto-type	234	2%	970	7%	762	2%	2,361	7%
Repairs	4,433	31%	5,068	39%	11,749	30%	9,410	26%
Discounts and other	(429)	(3%)	(252)	(2%)	(965)	(2%)	(827)	(2%)
	$14,293	100%	$13,079	100%	$38,819	100%	$35,448	100%

Certain of our medical device products utilize proprietary designs developed by us under exclusive development and supply agreements. All of our medical device products utilize proprietary manufacturing methods and know-how, and are manufactured in our Irvine, California facility, along with our industrial products. Details of our medical device sales by type is as follows (in thousands, except percentages):

	Three Months Ended March 31,				Nine Months Ended March 31,
	2024		2023		2024		2023
		% of Total		% of Total		% of Total		% of Total
Medical device sales:
Orthopedic	$6,765	69%	$3,866	55%	$17,136	65%	$15,271	65%
CMF	2,247	23%	2,886	41%	6,641	25%	7,208	30%
Thoracic	770	8%	238	4%	2,759	10%	1,152	5%
Total	$9,782	100%	$6,990	100%	$26,536	100%	$23,631	100%

Sales of our medical device products increased $2.8 million, or 40%, and $2.9 million, or 12%, respectively, for the three and nine months ended March 31, 2024, compared to the corresponding periods of the prior fiscal year. Our medical device revenue to our largest customer, included in orthopedic sales above, increased $2.9 million and $1.9 million, respectively, for the three and nine months ended March 31, 2024 compared to the corresponding periods of the prior fiscal year. Additionally, recurring revenue from distributors of thoracic drivers increased $532,000 and $1.6 million, respectively, for the three and nine months ended March 31, 2024, compared to the corresponding periods of the prior fiscal year in part due to the launch of a new driver to one of our customers in the first quarter of this fiscal year. Our CMF sales revenue decreased $639,000 and $567,000, for the three and nine months ended March 31, 2024, respectively, compared to the corresponding periods of the prior fiscal year. While we do not have much visibility into our customers’ distribution networks, we do know that one of our distributors is selling some legacy products in their inventory which has caused a reduction in demand for the CMF driver they procure from us.

Sales of our compact pneumatic air motors, reported as industrial and scientific sales above, decreased $49,000, or 19%, and $100,000, or 14%, respectively, for the three and nine months ended March 31, 2024, compared to the corresponding periods of the prior fiscal year. These are legacy products with no substantive marketing efforts. Our NRE and proto-type revenue decreased $736,000, or 76%, and $1.6 million, or 68%, for the three and nine months ended March 31, 2024, compared to the corresponding periods of the prior fiscal year, due to a decrease in billable contracts for various NRE projects undertaken for our customers.

Sales of our dental products and components increased $19,000, or 44%, and decreased $36,000, or 20%, respectively, for the three and nine months ended March 31, 2024, compared to the corresponding periods of the prior fiscal year. In the prior fiscal year we sold component inventory to our largest customer used in their legacy design which did not recur in the current fiscal year. We expect future declines in this area as we are no longer manufacturing dental products, but rather are simply selling remaining component inventory.

Repair revenue decreased $635,000 or 13%, and increased $2.3 million, or 25%, for the three and nine months ended March 31, 2024, respectively, compared to the corresponding periods of the prior fiscal year due to repairs of the orthopedic handpiece we sell to our largest customer. The year-to-date increase was expected as we have been upgrading handpieces to the next generation, which design was released to manufacture in the third quarter of fiscal 2022. The repair revenue recorded during the three months ended March 31, 2023, included an additional $520,000 in compensation, for handpieces upgraded between July 2022 and December 2022. There was no similar adjustment in the current fiscal year.

At March 31, 2024, we had a backlog of approximately $25.2 million, of which $9.9 million is scheduled to be delivered in the fourth quarter of fiscal 2024 and the balance is scheduled to be delivered next fiscal year. Our backlog represents firm purchase orders received and acknowledged from our customers and does not include all revenue expected to be generated from existing customer contracts. We may experience variability in our new order bookings due to various reasons, including, but not limited to, the timing of major new product launches and customer planned inventory builds. However, we do not typically experience seasonal fluctuations in our shipments and revenues.

Cost of Sales and Gross Margin
(in thousands except percentages)

	Three Months Ended March 31,				Nine Months Ended March 31,
	2024		2023		2024		2023
		% of Total		% of Total		% of Total		% of Total
Cost of sales:
Product cost	$9,815	95%	$8,510	92%	$28,156	99%	$24,066	92%
Under(over)-absorption of manufacturing costs	170	2%	729	8%	(146)	—	1,705	7%
Inventory and warranty charges	306	3%	29	—	347	1%	287	1%
Total cost of sales	$10,291	100%	$9,268	100%	$28,357	100%	$26,058	100%

	Three Months Ended March 31,		Nine Months Ended March 31,		Year over Year ppt Change
	2024	2023	2024	2023	Three Months	Nine Months

Gross margin	28%	29%	27%%	26%	(1)	1

Cost of sales for the three months ended March 31, 2024, increased $1.0 million, or 11%, compared to the corresponding period of the prior fiscal year. The increase in total costs of sales is consistent with the 9% increase in revenue for the same period. Under-absorption of manufacturing costs decreased by $559,000 for the three months ended March 31, 2024, compared to the corresponding period of the prior fiscal year due to increases in our standard labor and overhead rates. Costs relating to inventory and warranty charges increased $277,000 for the three months ended March 31, 2024 compared to the corresponding period of the prior fiscal year, due to an increase in both inventory reserves and warranty accruals.

Gross profit increased by approximately $191,000, or 5%, for the three months ended March 31, 2024, compared to the corresponding period of the prior fiscal year, consistent with the overall increase in revenue. Gross margin as a percentage of sales decreased by approximately 1 percentage point compared to the corresponding period of the prior fiscal year due primarily to our increased inventory and warranty charges compared to the corresponding period of the prior fiscal year.

Cost of sales for the nine months ended March 31, 2024, increased by $2.3 million, or 9%, compared to the corresponding period of the prior fiscal year. Although some of the increase in cost of sales is consistent with the 4% increase in revenue for the same period, for the reasons discussed above, the majority of the increase relates to increased labor and overhead rates in the current fiscal year, compared to the corresponding period of the prior fiscal year. Inventory and warranty charges increased by approximately $60,000, or 21%, for the nine months ended March 31, 2024, compared to the corresponding period of the prior fiscal year, due to an increase in both inventory reserves and warranty accruals. Some of the inventory charges relate to our in-house packaging of batteries. This fiscal year we have begun the process of packaging our batteries, which we had previously out-sourced, and we are continuing to make improvements to our assembly procedures and processes to reduce our costs.

Gross profit increased by $1.1 million, or 11%, for the nine months ended March 31, 2024, compared to the corresponding period of the prior fiscal year, representing an increase of 1 percentage point compared to the corresponding period of the prior fiscal year.

Operating Expenses

Operating Costs and Expenses
(in thousands except percentages)

	Three Months Ended March 31,				Nine Months Ended March 31,				Year over Year % Change
	2024		2023		2024		2023		Three Months	Nine Months
		% of Net Sales		% of Net Sales		% of Net Sales		% of Net Sales
Operating expenses:
Selling expenses	$17	—	$24	—	$79	—	$146	—	(29%)	(46%)
General and administrative expenses	1,012	7%	1,009	8%	3,208	9%	2,983	9%	—	8%
Research and development costs	760	5%	713	5%	2,353	6%	2,109	6%	7%	12%
	$1,789	12%	$1,746	13%	$5,640	15%	$5,238	15%	2%	8%

Selling expenses consist of salaries and other personnel-related expenses for our business development department, as well as advertising and marketing expenses, and travel and related costs incurred in generating and maintaining our customer relationships. Selling expenses for the three and nine months ended March 31, 2024, decreased $7,000, or 29%, and $67,000, or 46%, respectively, compared to the corresponding periods of fiscal 2023. The decrease in both periods is primarily due to decreased sales commissions.

General and administrative expenses (“G&A”) consist of salaries and other personnel-related expenses of our accounting, finance and human resource personnel, as well as costs for outsourced information technology services, professional fees, directors’ fees, and other costs and expenses attributable to being a public company. G&A increased $3,000 and $225,000, respectively, during the three and nine months ended March 31, 2024, when compared to the corresponding periods of the prior fiscal year. The increases relate primarily to increased professional fees (consisting primarily of audit and valuation fees, related to the restatement of our financial statements as referenced in Note 1 to the condensed consolidated financial statements contained elsewhere in this report) and increased personnel costs, offset by decreased legal fees related to intellectual property matters.

Research and development costs generally consist of salaries, employer-paid benefits, and other personnel- related costs of our engineering and support personnel, as well as allocated facility and information technology costs, professional and consulting fees, patent-related fees, lab costs, materials, and travel and related costs incurred in the development and support of our products. Research and development costs for the three and nine months ended March 31, 2024, increased $47,000, or 7%, and $244,000, or 12%, compared to the corresponding periods of the prior fiscal year. This relates to a decrease in personnel-related costs as well as a decrease in spending on billable development projects. When our engineers are engaged in a billable project as opposed to an internal project, costs get shifted to cost of sales instead of research and development.

Although the majority of our research and development costs relate to sustaining activities related to products we currently manufacture and sell, we have created a product roadmap to develop future products. Many of our product development efforts are undertaken only upon completion of an analysis of the size of the market, our ability to differentiate our product from our competitors’, as well as an analysis of our specific sales prospects with new and/or existing customers. The research and development costs represent between 40% and 42% of total operating expenses for all periods presented and are expected to increase in the future as we continue to invest in product development efforts. The amount spent on internal projects under development is summarized below (in thousands):

	Three and Nine Months Ended March 31, 2024		Three and Nine Months Ended March 31, 2023		Market Launch (1)	Est Annual Revenue (2)
Total Research & Development costs:	$760	$2,353	$713	$2,109

Products in development:
ENT Shaver.	$—	$2	$6	$50	n/a	n/a
CMF Driver.	3	3	10	17	Q1 2025	$500
Sustaining & Other	757	2,348	697	2,042
Total.	$760	$2,353	$713	$2,109

(1)	Represents the calendar quarter of expected market launch. The ENT Shaver project has been suspended. At this time, we do not know when or whether we will continue with this product development effort.
(2)	The products in development include risks that they could be abandoned in the future prior to completion, they could fail to become commercialized, or the actual annual revenue realized may be less than the amount estimated.

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

Interest & Other Income

Interest income for the three and nine months ended March 31, 2024 and 2023, includes interest and dividends from our money market accounts and investment portfolio.

Interest Expense

Interest expense consists primarily of interest expense related to the notes payable described more fully in Note 10 to the condensed consolidated financial statements contained elsewhere in this report.

Unrealized Gain (Loss) on Marketable Equity Investments

The unrealized gain (loss) on marketable equity investments relates to our investment portfolio more fully described in Note 4 to the condensed consolidated financial statements contained elsewhere in this report. All of these investments are recorded at estimated fair value and as of March 31, 2024, all of these investments relate to common stock of publicly traded companies whose stock price is subject to significant volatility.

Gain on Sale of Investments

During the first quarter ended September 30, 2022, we sold some of the stocks in our portfolio of equity investments receiving proceeds of $89,000 and recording a gain on the sale in the amount of $7,000.

Income Tax Expense

The effective tax rate for the three months ended March 31, 2024 and 2023 was 28% and 25%, respectively. These tax rates are consistent with our combined expected federal and applicable state corporate income tax rates. The effective tax rate for the nine months ended March 31, 2024 and 2023 was 23% and 24%, respectively, and is less than our combined expected federal and applicable state corporate income tax rates due to the release of a valuation allowance related to previously recognized unrealized losses on investments in the current fiscal year and a tax benefit recognized as a result of common stock awarded to employees under previously granted performance awards in the first quarter of fiscal 2023 as described more fully in Note 8 to the condensed consolidated financial statements contained elsewhere in this report, as well as unrealized gains on our marketable equity investments.

Liquidity and Capital Resources

Cash and cash equivalents at March 31, 2024, increased $283,000 to $3.2 million as compared to $2.9 million at June 30, 2023. The following table includes a summary of our condensed statements of cash flows contained elsewhere in this report.

	As of and For the Nine Months Ended March 31,
	2024	2023
	(in thousands)
Cash provided by (used in):
Operating activities	$5,179	$4,835
Investing activities	$(2,126)	$(733)
Financing activities	$(2,770)	$(2,863)

Cash and Working Capital:
Cash and cash equivalents	$3,219	$2,088
Working capital	$25,538	$21,001

Operating Activities

Net cash provided by operating activities was $5.2 million for the nine months ended March 31, 2024, primarily due to net income of $540,000, non-cash unrealized losses on marketable equity investments of $3.8 million, depreciation and amortization of $854,000, share-based compensation of $588,000 as well as a decrease in inventory of $1.9 million. Offsetting these sources of cash, our accounts receivable increased by $2.6 million consistent with our increase in revenue.

Net cash provided by operating activities was $4.8 million for the nine months ended March 31, 2023, primarily due to net income of $5.6 million, non-cash depreciation and amortization of $594,000, share-based compensation of $584,000, and collections of accounts receivable in the amount of $4.8 million offset by non-cash unrealized gains on marketable equity investments of $3.4 million, a decrease in accounts payable and accrued expenses of $1.0 million, a decrease in deferred revenue of $956,000, and an increase in inventory in the amount of $2.5 million.

Investing Activities

Net cash used in investing activities for the nine months ended March 31, 2024, was $2.1 million and related to the exercise of the Monogram Warrant for cash in the amount of $1,250,000 (See Note 4 to the condensed consolidated financial statements contained elsewhere in this report) as well as equipment and improvements purchases in the amount of $876,000.

Net cash used in investing activities for the nine months ended March 31, 2023, was $733,000 and related primarily to the purchases of equipment and improvements primarily for the Franklin Property totaling $822,000. Offsetting this use of cash, we sold some of our marketable securities during the nine months ended March 31, 2023 for $89,000.

Financing Activities

Net cash used in financing activities for the nine months ended March 31, 2024, totaled $2.8 million and related primarily to the $1.8 million repurchase of 96,890 shares of our common stock pursuant to our share repurchase program as well as $990,000 of net principal payments on our loans from Minnesota Bank and Trust (“MBT”) more fully described in Note 10 to the condensed consolidated financial statements contained elsewhere in this report.

Net cash used in financing activities for the nine months ended March 31, 2023, totaled $2.9 million and related primarily to the $1.5 million repurchase of 86,422 shares of our common stock pursuant to our share repurchase program, $4.8 million of payments to MBT as well as payment of $223,000 of employee payroll taxes related to the award of 37,500 shares of common stock to employees under previously granted performance awards. Offsetting these uses of cash we also borrowed $3.6 million from MBT under our amended revolving loan, and collected $78,000 and $11,000, respectively, related to employee contributions to the ESPP plan and exercises of stock options.

Financing Facilities & Liquidity Requirements for the next twelve months

As of March 31, 2024, our working capital was $25.5 million. We currently believe that our existing cash and cash equivalent balances together with our accounts receivable balances will provide us sufficient funds to satisfy our cash requirements as our business is currently conducted for at least the next 12 months. In addition to our cash and cash equivalent balances, we expect to derive a portion of our liquidity from our cash flows from operations. We may also liquidate some or all of our investment portfolio or borrow further against our $7.0 million Amended Revolving Loan with MBT (see Note 10 to condensed consolidated financial statements contained elsewhere in this report), under which we had availability of $4.5 million as of March 31, 2024.

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

Investment Strategy

We invest surplus cash from time to time through our Investment Committee, which is comprised of one management director, Richard Van Kirk, and two non-management directors, Raymond (“Ray”) Cabillot and Nicholas (“Nick”) Swenson, who chairs the committee. Both Nick and Ray are active investors with extensive portfolio management expertise. We leverage the experience of these committee members to make investment decisions for the investment of our surplus operating capital or borrowed funds. Additionally, many of our securities holdings include stocks of public companies that either Nick or Ray or both may own from time to time either individually or through the investment funds that they manage, or other companies whose boards they sit on. The Investment Committee approved each of the investments comprising the $6.1 million of marketable public equity securities held at March 31, 2024.

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

In accordance with SEC rules, an evaluation was performed under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer of the effectiveness, as of March 31, 2024, of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). “Internal control over financial reporting” includes those policies and procedures that:

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual and interim financial statements will not be detected or prevented on a timely basis. A material weakness was discovered relating to the valuation and disclosure of level 3 investments during fiscal 2023 as well as level 2 investments for the three months ended December 31, 2023. We are continuing to remediate this weakness. While we no longer hold any level 3 investments, all of the investments in our portfolio continue to be considered level 2 investments because they are either thinly traded, or we own a substantial percentage of total outstanding shares. While we believe that our fair value assessment and disclosures at March 31, 2024, are appropriate, we are continuing to monitor our internal controls.

Based on that evaluation as of March 31, 2024, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are not effective.

 Internal Control Over Financial Reporting

During the three months ended March 31, 2024, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Our business, future financial condition and results of operations are subject to a number of factors, risks and uncertainties, which are disclosed in Item 1A, entitled “Risk Factors” in Part I of our Annual Report on Form 10-K for our fiscal year ended June 30, 2023, as well as any amendments thereto or additions and changes thereto contained in this quarterly report on Form 10-Q for the quarter ended March 31, 2024. Additional information regarding some of those risks and uncertainties is contained in the notes to the condensed consolidated financial statements included elsewhere in this report and in Part I, Item 2, entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The risks and uncertainties disclosed in our Form 10-K, our quarterly reports on Form 10-Q and other reports filed with the SEC are not necessarily all of the risks and uncertainties that may affect our business, financial condition and results of operations in the future.

There have been no material changes to the risk factors as disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2023, except as provided in any amendments thereto.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchases by us of our common stock during the quarter ended March 31, 2024, were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2024 to January 31, 2024	23,838	$20.84	23,838	598,808
February 1, 2024 to February 29, 2024	34,565	$19.10	34,565	564,243
March 1, 2024 to March 31, 2024	32,202	$17.56	32,202	532,041
Total	90,605	$19.01	90,605

All repurchases were made pursuant to our previously announced repurchase programs. For information concerning our repurchase program, please see the discussion under the caption “Share Repurchase Program” in Note 11 to the condensed consolidated financial statements included elsewhere in this report.

ITEM 5.	OTHER INFORMATION

Insider Trading Arrangements and Policies

During the quarter ended March 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408(a) of Regulation S-K.

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

PRO-DEX, INC.

Date: May 2, 2024	By:	/s/ Richard L. Van Kirk
Richard L. Van Kirk
Chief Executive Officer (principal executive officer)

Date: May 2, 2024	By:	/s/ Alisha K. Charlton
Alisha K. Charlton
Chief Financial Officer (principal financial officer and principal accounting officer)

EXHIBIT INDEX

Exhibit	Description

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

