Form 10-K
period 2024-06-30
PRO DEX INC
filed 2024-09-05
CIK 788920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2024

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

As of December 29, 2023, the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing sales price on the Nasdaq Capital Market was approximately $35.5 million. For the purpose of this calculation shares owned by officers, directors, and 10% shareholders known to the registrant have been deemed to be owned by affiliates. This calculation does not reflect a determination that persons are affiliates for any other purposes.

As of September 4, 2024, 3,358,057 shares of the registrant’s no par value common stock were outstanding.

Documents incorporated by reference:

Part III of this report incorporates by reference certain information from the registrant’s definitive proxy statement (the “Proxy Statement”) for its 2024 Annual Meeting of Shareholders. The Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

PRO-DEX, INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED JUNE 30, 2024

i

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

Numerous factors could cause the Company’s actual results and events to differ materially from those expressed or implied by forward-looking statements, including, without limitation: loss of a significant customer, entry of new and stronger competitors, capital availability, unexpected costs, compliance with contractual obligations, failure to capitalize upon access to new customers, the ramifications of industry consolidation of medical products manufacturers, dealers and distributors, managed health care, failure to mitigate supply chain issues, market acceptance and support of new products, cancellation of existing contracts, customer “in house” production of products previously designed by and/or acquired from the Company, invalidity or unenforceability of the Company’s patents and other intellectual property, maintaining favorable supplier relationships, the Company’s ability to engage qualified human resources as needed, regulatory compliance, general economic conditions, and other factors described under Item 1A (Risk Factors) of this report. This list of factors is illustrative, but by no means exhaustive. All forward-looking statements should be evaluated with the understanding of their inherent uncertainty.

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

Description of Business

The majority of our revenue is derived from designing, developing and manufacturing surgical devices for the medical device industry. The proportion of total sales by type is as follows (in thousands, except percentages):

	Years Ended June 30,
	2024		2023
	(In thousands)
		% of Revenue		% of Revenue
Medical devices	$36,979	69%	$30,740	66%
Industrial and scientific	765	1%	865	2%
NRE & Prototypes	786	1%	2,695	6%
Dental and component	201	—	257	1%
Repairs	16,505	31%	12,617	27%
Discounts & Other	(1,392)	(2%)	(1,087)	(2%)
Total Sales	$53,844	100%	$46,087	100%

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

In fiscal 2024, our top three customers accounted for 88% of our sales compared to 92% in fiscal 2023. In fiscal 2024, we had one customer, included in both medical device and repairs revenue above, that accounted for 71% of sales with our next largest customer accounting for 12% of sales. This compares to fiscal 2023, when these same two customers accounted for 67% and 16%, respectively, of our total sales. In many cases, including our largest customers, disclosure of customer names is prohibited by confidentiality agreements with such entities. We have no plans to discontinue the sales relationships with our existing significant customers, nor does management have any knowledge that any existing significant customer intends to terminate its relationship with us.

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

The majority of the raw materials and components used to manufacture our products are purchased and are available from several sources, including through our own in-house machining capabilities. Portescap, Fischer Connectors, and Tadiran Batteries are examples of key suppliers. We have no exclusive arrangements with any of our suppliers, but in several instances only one supplier is used for certain high-value components. In most of such instances, secondary suppliers have been identified, although it is likely that any transition to a new or different supplier would result in a delay in the supply chain. We consider our relationships with our suppliers and manufacturers to be good, however, since fiscal 2022 and continuing through fiscal 2024, many of our suppliers have increased lead times, experienced delays in shipments and raised prices or temporarily added surcharges. We do not intend to terminate any such relationship at this time, nor does management have knowledge that any supplier or manufacturer intends to terminate its relationship with us.

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

At June 30, 2024, we had a backlog of $19.8 million compared with a backlog of $41.6 million at June 30, 2023. Our backlog represents firm purchase orders received and acknowledged from our customers and does not include all revenue expected to be generated from existing customer contracts. Substantially all of our backlog at June 30, 2024, as well as certain purchase orders received subsequent to June 30, 2024, are expected to be delivered during fiscal 2025. We have experienced, and may continue to experience, variability in our new order bookings due to, among other reasons, the launch of new products, the timing of customer orders based on end-user demand, and customer inventory levels. We do not expect a reduction in fiscal 2025 revenue as compared to fiscal 2024 revenue and believe that the decline in backlog at June 30, 2024 compared to June 30, 2023 is related to timing of customer orders, although there can be no assurance that there will not be a decline in future revenue. Additionally, $10.2 million of our backlog at June 30, 2023 related to orders expected to be delivered in fiscal 2025. We do not typically experience seasonal fluctuations in our shipments and revenues.

Segments

We have only one operating segment as our business is currently operated. We have reached this conclusion because the our Chief Executive Officer (“CEO”) allocates resources, assesses performance, and manages our business as one segment. Additionally, 99% of our business relates to designing, manufacturing, and repairing medical devices. We primarily design, sell, and repair handheld medical devices and accessories. We provide medical devices, NRE and proto-type services, as well as repairs to all our customers and we utilize one machine shop and purchasing team to procure and manufacture all the products that we sell. The CEO utilizes consolidated operating income to analyze our business operations.

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

In certain instances, we may share research and development costs with our customers by billing for non-recurring engineering (“NRE”) services often provided for under development portions of certain contracts. Revenue recognized for NRE services represented 1% of our revenue in fiscal 2024 and 6% of our revenue in fiscal 2023.

During the fiscal years ended June 30, 2024 and 2023, we incurred research and development expenses amounting to $3.2 million and $2.8 million, respectively, which costs exclude labor and related expenses of approximately $224,000 and $724,000 in fiscal 2024 and 2023, respectively, that were reimbursed by our customers through billings for NRE services.

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

Our employee turnover for the fiscal years ended June 30, 2024 and 2023 was 21% and 16%, respectively. We consider the turnover rate a valuable metric to measure the effectiveness of our programs and to assist in developing new programs.

Employees

At June 30, 2024, we had 148 employees, two of whom were part time, and all of our employees were working at one or both of our facilities in Irvine, California and Tustin, California. At June 30, 2023, we had 146 employees, one of whom was part-time, and all were working at either our Irvine, California facility or our Tustin, California facility, except for one employee who worked remotely out of state. None of our employees are a party to any collective bargaining agreements with us. We consider our relationships with our employees to be good.

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

The total cost of providing health care services has been and will continue to be subject to review by governmental agencies and legislative bodies in the major world markets, including the United States, which are faced with significant pressure to lower health care costs. Downward pressure on health care costs could result in reduced pricing or demand for our products.

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

In fiscal 2024, our top three customers accounted for 88% of our sales, with our current largest customer accounting for 71% of our sales. This customer has made purchase commitments to us through a supply agreement to purchase surgical handpieces through calendar 2025, but there can be no assurance that this customer will extend purchase commitments to us beyond that date. The loss of, or a material reduction in purchases from, this customer or any of our significant customers would severely impact us, including having a material adverse effect on our business, financial condition, cash flows, revenue, and results of operations.

A substantial portion of our business is derived from our core business area that, if not serviced properly, may result in a material adverse impact upon our business, financial condition, and results of operations.

In fiscal 2024, we derived 99% of our revenue from sales of our medical device products and related services. We believe that a primary factor in the market acceptance of our products and services is the value they create for our customers. Our future financial performance will depend in large part on our ability to continue to meet the increasingly sophisticated needs of our customers through the timely development, and successful introduction and implementation, of new and enhanced products and services, while at the same time continuing to provide the value our customers have come to expect from us. We have historically expended a significant percentage of our revenue on product development and believe that significant continued product development efforts will be required to sustain our growth. Continued investment in our sales and marketing efforts will also be required to support future growth.

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

We hold our cash balances with a single financial institution which institution is subject to risks, which may include failure or other circumstances that limit our access to deposits or other banking services. For example, in March 2023, Silicon Valley Bank (“SVB”) was unable to continue their operations and the Federal Deposit Insurance Corporation (“FDIC”) was appointed as receiver for SVB. However, if similar failures in financial institutions occur where we hold deposits, we could experience additional risk. Any such loss or limitation on our cash and cash equivalents would adversely affect our business.

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

We invest a significant portion of our excess capital in marketable securities, including equity securities of publicly traded companies. At June 30, 2024, the fair value of our investments was approximately $5.8 million. Of that amount $3.2 million relates to an investment in Monogram Technologies, Inc., formerly Monogram Orthopaedics Inc. (“Monogram”), described more fully in Note 4 to the consolidated financial statements contained elsewhere in this report. While we intend to hold our investments, including our investment in Monogram, until such time as we believe it is appropriate to sell them in accordance with our overall investment policy, we may have unexpected cash requirements that could necessitate the sale of some or all of these investments for a loss. Additionally, these investments are subject to changes in their valuation, and are recorded at their estimated fair value at each measurement date, with unrealized gains and losses presented in other income (expense) in our consolidated income statements, which can result in material upward or downward non-cash adjustments to our income from quarter-to-quarter.

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

We currently anticipate that our available capital resources, including our existing cash and cash equivalents and accounts receivable balances, will be sufficient to meet our expected working capital and capital expenditure requirements as our business is currently conducted for at least the next 12 months. However, if our available capital resources become insufficient, we may attempt to raise additional funds through public or private debt or equity financings, if such financings become available on acceptable terms. We cannot be certain that any additional financing we may need will be available on terms acceptable to us, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of opportunities, develop new products, or otherwise respond to competitive pressures, and our operating results and financial condition could be adversely affected.

Risks Related to Ownership of Our Common Stock

Two of our directors hold voting power with respect to a substantial portion of our outstanding common stock that enables them to have significant influence over the outcome of all matters submitted to our shareholders for approval, which influence may conflict with our interests and the interests of other shareholders.

As of August 20, 2024, two of our directors, Nicholas J. Swenson and Raymond E. Cabillot, directly or indirectly, controlled voting power over approximately 42% (31% and 11%, respectively) of the outstanding shares of our common stock. As a result of such voting control, these directors will have significant influence over all matters submitted to our shareholders for approval, including the election of our directors and other corporate actions, and may have interests that conflict with our interests and the interests of other shareholders.

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

Our ability to comply with these covenants may be affected by events beyond our control, including prevailing economic, financial, and industry conditions. These covenants could adversely affect our business by limiting our ability to take advantage of financing, merger and acquisition, or other corporate opportunities. The breach of any of these covenants or restrictions could result in a default under our debt obligations. If we were unable to repay our debt or are otherwise in default under any provision governing our secured debt obligations, our lender could proceed against us and against the collateral (consisting of substantially all of our assets) securing that debt.

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

We have identified material weaknesses in our internal control over financial reporting. Failure to achieve and maintain effective internal control over financial reporting could materially and adversely affect our business, results of operations, financial condition, and stock price.

We identified material weaknesses in our internal control over financial reporting as of June 30, 2024, and June 30, 2023. The material weaknesses as of June 30, 2024, related to our inventory accounting and the valuation of one of our Level 2 investments. The material weakness as of June 30, 2023, related to the valuation of our Level 3 investment. As a result of these material weaknesses, as of June 30, 2024, and June 30, 2023, our management concluded that our internal control over financial reporting was not effective based on the framework in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In fiscal 2024, we implemented a remediation plan designed to address our June 30, 2023 material weakness, which was both time consuming and costly. We are actively engaged in implementing a remediation plan designed to address the June 30, 2024 material weaknesses. However, as with the June 30, 2023 material weakness, our remediation efforts could be both time consuming and costly. In addition, if our remedial measures are insufficient to address the material weaknesses, or if additional material weaknesses or significant deficiencies in our internal control are discovered or occur in the future, our consolidated financial statements may contain material misstatements and we could be required to restate our financial results.

Even if the June 30, 2024 material weaknesses are quickly remedied, or if we or our auditors discover one or more additional material weaknesses in our internal controls, the market’s confidence in our financial statements could decline and our stock price may be harmed. In addition, our failure to maintain effective controls over financial reporting could subject us to sanctions or investigations by The Nasdaq Stock Market, the SEC, or other regulatory authorities.

Our evaluation of internal controls and remediation of potential problems is costly and time-consuming and could expose weaknesses in financial reporting.

Section 404 of the Sarbanes-Oxley Act of 2002, as amended, requires management’s assessment of the effectiveness of our internal control over financial reporting. This process is expensive and time consuming and requires significant attention of management. Management can give no assurance that material weaknesses in internal controls will not be discovered (see above, “We have identified material weaknesses in our internal control over financial reporting. Failure to achieve and maintain effective internal control over financial reporting could materially and adversely affect our business, results of operations, financial condition, and stock price.”). We cannot be certain that a future material weakness will not occur and that it will not be time consuming and costly to remediate and could further divert the attention of management. The disclosure of a material weakness, even if quickly remedied, could reduce the market’s confidence in our financial statements and harm our stock price, especially if a restatement of financial statements for past periods is required.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 1C.	CYBERSECURITY

Risk management and strategy

We have implemented and maintain various information security processes in accordance with our business designed to identify, assess, manage and protect against material risks from cybersecurity threats to our critical computer networks, communication systems, hardware and software, and our critical data, including intellectual property and confidential information.

Depending on the environment, we implement and maintain various technical, physical and organizational measures, processes, and policies designed to manage and mitigate material risks from cybersecurity threats to our information systems and data, including, for example, incident detection and response plans; disaster recovery and business continuity plans; maintaining network security and access controls; asset management; monitoring certain of our systems and network; cybersecurity insurance; and training our employees about certain cybersecurity risks and threats.

We currently engage third party information technology partners to design and manage our information security processes and system. Working with our outsourced security team, our Chief Financial Officer manages the risk assessment and mitigation process. We have budgeted to add information technology staff to our organization to increase our in-house expertise in this area. As we grow, we plan to develop a more robust and detailed strategy for cybersecurity.

Governance

Cybersecurity risks are overseen by the full Board of Directors and the Audit Committee as part of their regular oversight. Members of the Board and Audit Committee are encouraged to engage in ad hoc conversations with management on cybersecurity related updates to our risk management and strategy. Cybersecurity incidents are reported to the Chief Financial Officer to determine incident severity and response. In an effort to deter and detect cyber threats, we also provide all employees with access to digital assets with an ongoing cybersecurity awareness training program, which further educates employees and covers timely and relevant topics, including phishing, password protection, asset use and mobile security.

Risks from cybersecurity threats

To date, we have not identified any cybersecurity incidents or threats that have materially affected us, or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition. However, like many companies in our industry, we face numerous and evolving cybersecurity threats that could adversely affect our business. For more information about the risks from cybersecurity threats that may materially affect us and how they may do so, see our risk factors under Part 1 Item 1A Risk Factors contained elsewhere in this report.

ITEM 2.	PROPERTIES

Our executive offices and manufacturing facility are located at 2361 McGaw Avenue, Irvine, California 92614. We lease the 28,000 square foot facility from an unrelated third party at a current base monthly lease rate of approximately $44,000 with 3% annual escalations through the expiration of the lease in September 2027. The building is a one-story, stand-alone structure of concrete “tilt-up” construction, approximately 45 years old and in good condition.

Our Franklin Property, located at 14401 Franklin Avenue, Tustin, California 92780, is used primarily for our assembly and repairs operations. We purchased this 25,000 square foot facility in November 2020 from an unrelated third party, with the majority of the purchase price financed by a property loan (See Notes 4 and 7 of to the consolidated financial statements contained elsewhere in this report). The building is a one-story, stand-alone structure of concrete “tilt-up” construction, approximately 45 years old and in good condition.

We believe that our facilities are adequate for our current and expected future needs and are in full compliance with applicable state, EPA and other agency environmental standards.

ITEM 3.	LEGAL PROCEEDINGS

See Note 9 to the consolidated financial statements contained elsewhere in this report.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted under the symbol “PDEX” on the Nasdaq Capital Market (“NASDAQ”). The following table sets forth for the quarters indicated the high and low sales prices of our common stock as reported by NASDAQ. The quotations reflect inter-dealer prices, without retail markup, markdown, or commissions, and may not necessarily represent actual transactions. On September 3, 2024, the last sale price of our common stock as reported by NASDAQ was $22.33 per share.

	High	Low
Year ended June 30, 2024:
First Quarter	$18.94	$15.52
Second Quarter	18.63	14.63
Third Quarter	22.50	16.50
Fourth Quarter	19.95	17.55
Year ended June 30, 2023:
First Quarter	$20.25	$14.94
Second Quarter	19.93	15.80
Third Quarter	17.71	15.29
Fourth Quarter	19.24	15.50

Holders

As of September 3, 2024, there were 122 holders of record of our common stock. This number does not include beneficial owners including holders whose shares are held in nominee, or “street,” name.

Dividends

We have never paid a cash dividend with respect to our common stock. The current policy of our Board of Directors is to retain any future earnings to provide funds for the operation and expansion of our business or for repurchases of our common stock pursuant to our repurchase plans. Any determinations to pay dividends in the future will be at the discretion of our Board of Directors. In addition, our current credit facilities contain covenants that prohibit us from paying dividends.

 Repurchases

During the fourth quarter of fiscal 2024 and 2023, we repurchased 88,011 and 0 shares of our common stock, respectively, at an aggregate cost of $1.7 million and $0, respectively, through Board approved prearranged share repurchase plans intended to qualify for the safe harbor under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1, 2024 to April 30, 2024	32,334	$18.47	32,334	499,707
May 1, 2024 to May 31, 2024	38,162	$19.17	38,162	461,545
June 1, 2024 to June 30, 2024	17,515	$19.79	17,515	444,030
Total	88,011	$19.04	88,011

(1)       In December 2019, we announced that our Board of Directors authorized the repurchase of up to one million shares of our outstanding common stock. The extent to which we repurchase our shares, and the timing of such repurchases is at our discretion and will depend upon a variety of factors, including working capital requirements, market conditions, legal requirements, business condition, and other factors. Our repurchase program has no stated expiration and may be discontinued at any time

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

Overview

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of our results of operations and financial condition for the fiscal years ended June 30, 2024 and 2023.

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

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with U.S. GAAP. The preparation of our financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

Revenue Recognition

Under Accounting Standards Update (“ASU”) 2014-09, (Topic 606) “Revenue From Contracts with Customers,” we recognize revenue from the sales of products and services by applying the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied. We primarily sell finished products and recognize revenue at point of sale or delivery. However, we also perform services when we are engaged to design a product for a customer and there is more judgment involved in determining the amount and timing of revenue recognition under those types of contracts. In fiscal 2024, the revenue from NRE and prototype services represents approximately 1% of total revenue.

Returns of our product for credit are not material; accordingly, we do not establish a reserve for product returns at the time of sale.

Estimated Losses on Product Development Services

Cost and revenue estimates related to the product development service portions of development and supply contracts are reviewed and updated quarterly. An expected loss on development service contracts is recognized immediately in cost of sales. Losses recorded in fiscal 2024 and 2023 related to these services totaled $118,000 and $108,000, respectively.

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

Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or net realizable value. Reductions to estimated net realizable value are recorded, and charged to cost of sales, when indicated based on a formula that compares on-hand quantities to both historical usage and estimated demand from the measurement date.

Accounts Receivable

Trade receivables are stated at their original invoice amounts, less an allowance for credit losses. Management determines the allowance for credit losses based on facts and circumstances related to specific accounts, and on historical experience related to the age of accounts. Trade receivables are written off when deemed uncollectible. Recoveries of trade receivables previously reserved are offset against the allowance when received.

Deferred Costs

Deferred costs reflect costs incurred related to NRE services under the terms of the related development and supply contracts. These costs get recorded to cost of sales in the period that the revenue is recognized.

Investments

Investments consist of marketable equity securities of publicly held companies and, as of June 30, 2023, a warrant (the “Monogram Warrant”) to purchase common stock of a publicly held company (which we exercised in the second quarter of fiscal 2024). The investments were made to realize a reasonable return, although there is no assurance that positive returns will be realized. Investments are marked to market at each measurement date, with unrealized gains and losses presented in other income (expense) in our consolidated income statements. Some of our investments include the common stock of public companies that are thinly traded. Certain of these investments are classified as long-term in nature, as we may not be able to liquidate the investments in a timely manner even if we wish to sell them. All of our investments were subject to a valuation analysis as of June 30, 2024 and 2023.

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

Income Taxes

We recognize deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of our assets and liabilities, along with net operating loss and tax credit carryovers. Deferred tax assets and liabilities at June 30, 2024 and 2023 consisted primarily of basis differences related to unrealized gain/loss related to investments, stock-based compensation, fixed assets, accrued expenses and inventories. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

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

Results of Operations for the Fiscal Year Ended June 30, 2024 Compared to the Fiscal Year Ended June 30, 2023

The following tables set forth results from operations for the fiscal years ended June 30, 2024 and 2023:

	Years Ended June 30,
	2024		2023
	Dollars in thousands
		% of Net Sales		% of Net Sales
Net sales	$53,844	100%	$46,087	100%
Cost of sales	39,293	73%	33,338	72%
Gross profit	14,551	27%	12,749	28%
Selling expenses	117	—	155	—
General and administrative expenses	4,072	8%	4,028	9%
Research and development costs	3,189	6%	2,804	6%
Total operating expenses	7,378	14%	6,987	15%
Operating income	7,173	13%	5,762	13%
Other income (expense), net	(4,539)	(8%)	3,666	7%
Income before income taxes	2,634	5%	9,428	20%
Income tax expense	507	1%	2,354	5%
Net income	$2,127	4%	$7,074	15%

Net Sales

The majority of our revenue is derived from designing, developing, manufacturing and\ repairing powered surgical instruments for medical device original equipment manufacturers. We also manufacture and sell rotary air motors to a wide range of industries. The proportion of total sales by product/service type is as follows:

	Years Ended June 30,				Increase (Decrease) From 2023
	2024		2023		To 2024
	Dollars in thousands
		% of Net Sales		% of Net Sales
Net sales:
Medical devices	$36,979	69%	$30,740	66%	20%
Industrial and scientific	765	1%	865	2%	(12%)
NRE & Prototype services	786	1%	2,695	6%	(71%)
Dental and component	201	—	257	1%	(22%)
Repairs	16,505	31%	12,617	27%	31%
Discounts & Other	(1,392)	(2%)	(1,087)	(2%)	28%
	$53,844	100%	$46,087	100%	17%

Net sales in fiscal 2024 increased by $7.8 million, or 17%, as compared to fiscal 2023, due primarily to an increase in repair revenue of $3.9 million and an increase in medical device revenue of $6.2 million offset by a decrease in NRE and prototype services of $1.9 million. Details of our medical device sales by type is as follows:

	Years Ended June 30,				Increase (Decrease) From 2023
	2024		2023		To 2024
	Dollars in thousands
		% of Total		% of Total
Medical device sales:
Orthopedic	23,630	64%	19,688	64%	20%
CMF	10,334	28%	8,497	28%	22%
Thoracic	3,015	8%	2,555	8%	18%
Total	36,979	100%	30,740	100%	20%

Sales of our medical device products increased $6.2 million, or 20%, during fiscal 2024 as compared to fiscal 2023. During fiscal 2024, thoracic sales increased by $460,000 to $3.0 million, up from $2.6 million in fiscal 2023, due to a product launch for a second distributor in the first quarter of fiscal 2024. Recurring revenue from distributors of CMF drivers increased $1.8 million in fiscal 2024 compared to fiscal 2023. We do not have much visibility into our customers’ distribution networks, but we surmise the increase relates to a replenishment of customer inventory. Our orthopedic sales increased $3.9 million in fiscal 2024 compared to fiscal 2023, due to continued demand from our largest customer.

Sales of our industrial and scientific products, which consist primarily of our compact pneumatic air motors, decreased $100,000, or 12%, for fiscal 2024 compared to fiscal 2023. The revenue decrease is expected as these are legacy products with no substantive marketing or sales efforts.

Sales of our NRE & prototype services decreased $1.9 million or 71% compared to fiscal 2023 and relates to a reduction in the number of billable engagements during fiscal 2024 compared to fiscal 2023.

Sales of our dental products and components in fiscal 2024 decreased $56,000, or 22%, as compared to fiscal 2023. The decrease is as expected and we expect future declines in this area as we are no longer manufacturing dental products, but rather are simply selling remaining component inventory.

Our fiscal 2024 repair revenue increased approximately $3.9 million, or 31%, to $16.5 million, as compared to fiscal 2023, due to increased repairs of the orthopedic handpiece we sell to our largest customer. We expected repair revenue to increase based upon the customer’s requested refurbishments to upgrade previously purchased handpieces to the next generation, which we collectively term “enhanced repairs”. We are rapidly refurbishing these handpieces and we believe that our largest customer will request enhanced repairs for a similar volume or number of handpieces in fiscal 2025; however, there are no assurances as to the number of enhanced repairs that will ultimately be requested from this client in fiscal 2025 or thereafter.

At June 30, 2024, we had a backlog of $19.8 million compared with a backlog of $41.6 million at June 30, 2023. Our backlog represents firm purchase orders received and acknowledged from our customers and does not include all revenue expected to be generated from existing customer contracts. Substantially all of our backlog at June 30, 2024, as well as certain purchase orders received subsequent to June 30, 2024, are expected to be delivered during fiscal 2025. We have experienced, and may continue to experience, variability in our new order bookings due to, among other reasons, the launch of new products, the timing of customer orders based on end-user demand, and customer inventory levels. We do not expect a reduction in fiscal 2025 revenue as compared to fiscal 2024 revenue and believe that the decline in backlog at June 30, 2024 compared to June 30, 2023 is related to timing of customer orders, although there can be no assurance that there will not be a decline in future revenue. Additionally, $10.2 million of our backlog at June 30, 2023 related to orders expected to be delivered in fiscal 2025. We do not typically experience seasonal fluctuations in our shipments and revenues.

Cost of Sales and Gross Margin

	Years Ended June 30,				Increase (Decrease) From 2023
	2024		2023		To 2024
	Dollars in thousands
Cost of sales:		% of Net Sales		% of Net Sales
Product costs	$38,121	71%	$29,600	64%	29%
NRE and Prototype services costs	802	1%	1,724	4%	(54%)
Under (over)-absorption of manufacturing overhead	(74)	—	1,724	4%	(104%)
Inventory and warranty charges	444	1%	290	—	53%
Total cost of sales	$39,293	73%	$33,338	72%	18%

Cost of sales in fiscal 2024 increased $6.0 million, or 18%, from fiscal 2023, primarily due to the increase in product costs, consistent with the 17% increase in net sales. During fiscal 2024, we experienced $74,000 of over-absorption of manufacturing costs compared to $1.7 million of under-absorption in fiscal 2023, due primarily to an increase in our standard labor and overhead rate recorded in the fourth quarter of fiscal 2024. Costs related to inventory and warranty charges increased $154,000 in fiscal 2024 compared to fiscal 2023, primarily due to increased inventory reserves.

Operating Expenses

	Years Ended June 30,				Increase (Decrease) From 2023
	2024		2023		To 2024
	Dollars in thousands
		% of Net Sales		% of Net Sales
Operating expenses:
Selling expenses	$117	—	$155	—	(25%)
General and administrative expenses	4,072	8%	4,028	9%	1%
Research and development costs	3,189	6%	2,804	6%	14%
	$7,378	14%	$6,987	15%	6%

Selling expenses consist of salaries and other personnel-related expenses related to our business development department, as well as trade show attendance, advertising and marketing expenses, and travel and related costs incurred in generating and maintaining customer relationships. Selling expenses decreased $38,000, or 25%, compared to fiscal 2023, primarily due to decreased sales commissions in the amount of $74,000 offset by increased recruiting and advertising of $20,000 and $10,000, respectively.

General and administrative expenses (“G&A”) consist of salaries and other personnel-related expenses for corporate, accounting, finance, and human resource personnel, as well as costs for outsourced information technology services, professional fees, directors’ fees, and costs associated with being a public company. The $44,000 increase in G&A expenses from fiscal 2023 to 2024 is due primarily to increased audit and consulting fees in the amount of $323,000 and increased recruiting fees of $100,000 offset by reduced patent related legal fees of $233,000 and non-cash compensation expense related to stock compensation in the amount of $161,000 due primarily to forfeitures caused by employee turnover.

Research and development costs generally consist of salaries, employer-paid benefits, and other personnel- related costs of our engineering and support personnel, as well as allocated facility and information technology costs, professional and consulting fees, patent-related fees, lab costs, materials, and travel and related costs incurred in the development and support of our products. Fiscal 2024 research and development costs increased $385,000 from fiscal 2023 due to increased spending on internal product development projects of $82,000 as well as reduced billable project expenditures which get reclassified to cost of sales. The majority of our research and development expenditures incurred in fiscal 2024 and 2023 relates to our sustaining activities related to products we currently manufacture and sell. As we introduce new products into the market, we expect to see an increase in sustaining and other engineering expenses. Typical examples of sustaining engineering activities include, but are not limited to, end-of-life component replacement, especially in electronic components found in our printed circuit board assemblies, analysis of customer complaint data to improve process and design, replacement and enhancement of tooling and fixtures used in the machine shop, assembly operations, and inspection areas to improve efficiency and through-put.

Other Income (Expense)

Interest and Dividend Income

Our interest and dividend income earned in fiscal 2024 and 2023 includes income earned from our interest-bearing money market accounts and portfolio of equity investments.

Unrealized gain (loss) on investments

The unrealized gain (loss) on investments relates to our investment portfolio. Additional information related to the nature of our investments is more fully described in Note 4 to the consolidated financial statements contained elsewhere in this report.

Gain on Sale of Investments

During fiscal 2024, our investment sales were immaterial. During fiscal 2023, we liquidated some of the investments in our portfolio of equity investments receiving proceeds of $89,000 and recording a gain of $6,000.

Interest Expense

Interest expense incurred in fiscal 2024 and 2023 consists primarily of interest expense related to our debt with Minnesota Bank & Trust (“MBT”) described more fully in Note 7 to the consolidated financial statements contained elsewhere in this report.

Income Taxes

The effective tax rate for the fiscal years ended June 30, 2024 and 2023 was 19% and 25%, respectively, slightly less than our combined expected federal and applicable state corporate income tax rates due primarily to federal and state research credits.

Liquidity and Capital Resources

The following table is a summary of our Statements of Cash Flows and Cash and Working Capital as of and for the fiscal years ended June 30, 2024 and 2023:

	As of and for the Years Ended June 30,
	2024	2023
	(In thousands)
Cash provided by (used in):
Operating activities	$6,199	$5,462
Investing activities	$(2,233)	$(885)
Financing activities	$(4,271)	$(2,490)

Cash, cash equivalents and working capital:
Cash and cash equivalents	$2,631	$2,936
Working capital	$23,719	$21,303

Cash Flows from Operating Activities

Cash provided by operating activities totaled $6.2 million during fiscal 2024. Our net income was $2.1 million, which includes $4.1 million of unrealized losses on certain equity investments, as well as non-cash stock compensation expense and depreciation and amortization expense in the amount of $605,000 and $1.2 million, respectively. Additionally, our accounts payable and accrued expenses increased by $2.4 million and our inventory decreased by $898,000. Offsetting these inflows of cash, our accounts receivable and deferred tax assets grew by $3.9 million and $1.6 million, respectively.

Cash provided by operating activities during fiscal 2023 totaled $5.5 million. Our net income was $7.1 million, which includes $3.9 million of unrealized gains on certain equity investments, as well as $857,000 of depreciation and amortization and $766,000 of non-cash stock compensation. Additionally, our accounts receivable decreased by $5.4 million due to the variability in the timing of shipments and our prepaid expenses and deferred income taxes decreased by $494,000 and $264,000, respectively. Offsetting this net inflow of cash, inventory increased by $3.5 million and our accounts payable and accrued expenses and deferred revenue decreased by $1.1 million and $1.0 million, respectively.

Cash Flows from Investing Activities

Net cash used in investing activities in fiscal 2024 was $2.2 million and related to the exercise of the Monogram Warrant for cash in the amount of $1,250,000 (See Note 4 to the consolidated financial statements contained elsewhere in this report) as well as equipment and improvements purchases in the amount of $983,000.

Net cash used in investing activities in fiscal 2023 was $885,000. During the 2023 fiscal year, we made capital expenditures in the amount of $974,000 primarily for the Franklin Property and we received proceeds of $89,000 from the sales of marketable equity securities.

Cash Flows from Financing Activities

Net cash used in financing activities for fiscal 2024 totaled $4.3 million and related primarily to the $3.5 million repurchase of 184,901 shares of our common stock pursuant to our share repurchase program, as well as $816,000 of net principal payments related to our various loans from MBT more fully described in Note 7 to the consolidated financial statements contained elsewhere in this report.

Net cash used in financing activities for fiscal 2023 totaled $2.5 million and included $809,000 in net principal payments of various notes payable to MBT, and $1.5 million related to the repurchase of 86,422 shares of our common stock pursuant to our share repurchase program, as well as payment of $223,000 of employee payroll taxes related to the award of 37,500 shares of common stock to employees under previously granted performance awards.

Liquidity Requirements for the Next 12 Months

 As of June 30, 2024, our working capital was $23.7 million. We currently believe that our existing cash and cash equivalent balances, together with our account receivable balances, and anticipated cash flows from operations will provide us sufficient funds to satisfy our cash requirements as our business is currently conducted for at least the next 12 months. In addition to our cash and cash equivalent balances, we expect to derive a portion of our liquidity from our cash flows from operations. We may also liquidate some or all of our investment portfolio or borrow against our revolving loan with MBT (See Notes 7 and 14 to consolidated financial statements contained elsewhere in this report), under which we had availability of $4.0 million as of June 30, 2024.

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

The Investment Committee is comprised of Messrs. Swenson (Chair), Cabillot, and Van Kirk. Both Mr. Cabillot and Mr. Swenson are active investors with extensive portfolio management expertise. We leverage the experience of these committee members to make investment decisions for the investment of our surplus operating capital or borrowed funds. Additionally, many of our securities holdings include stocks of public companies that either Messrs. Swenson or Cabillot or both may own from time to time either individually or through the investment funds that they manage, or other companies whose boards they sit on. The Investment Committee approved each of the investments comprising the $5.8 million of investments in marketable public equity securities held at June 30, 2024, which amount includes unrealized holding gains in the amount of $3.1 million at June 30, 2024.

In December 2019, our Board approved a new share repurchase program authorizing us to repurchase up to one million shares of our common stock, as the prior repurchase plan, authorized by our Board in 2013, authorizing the repurchase of 750,000 shares of common stock was nearing completion. In accordance with, and as part of, these share repurchase programs, our Board has approved the adoption of several prearranged share repurchase plans intended to qualify for the safe harbor Rule 10b5-1 under the Exchange Act (“10b5-1 Plan” or “Plan”).

During the fiscal year ended June 30, 2024, we repurchased 184,901 shares at an aggregate cost, inclusive of fees under the Plan, of $3.5 million. During the fiscal year ended June 30, 2023, we repurchased 86,422 shares at an aggregate cost, inclusive of fees under the Plan, of $1.5 million. On a cumulative basis, since 2013 we have repurchased a total of 1,381,349 shares under the share repurchase programs at an aggregate cost, inclusive of fees under the Plan, of $20.7 million. All repurchases under the 10b5-1 Plans were administered through an independent broker.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide this information.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PRO-DEX, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors

Pro-Dex, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Pro-Dex, Inc. (the “Company”) as of June 30, 2024 and 2023, the related consolidated statements of income, shareholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 2024 and 2023, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provides a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Moss Adams LLP

Irvine, California
September 5, 2024

We have served as the Company’s auditor since 2003.

PRO-DEX, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 30,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$2,631	$2,936
Investments	4,217	1,134
Accounts receivable	13,887	9,952
Deferred costs	262	494
Inventory	15,269	16,167
Prepaid expenses	345	296
Total current assets	36,611	30,979
Land and building, net	6,155	6,249
Equipment and improvements, net	5,024	5,079
Right of use asset, net	1,473	1,872
Intangibles, net	54	81
Deferred income taxes, net	1,555	—
Investments	1,563	7,521
Other assets	42	42
Total assets	$52,477	$51,823

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,513	$2,261
Accrued liabilities	3,359	3,135
Income taxes payable	632	453
Deferred revenue	14	—
Notes payable	4,374	3,827
Total current liabilities	12,892	9,676
Non-current liabilities:
Lease liability, net of current portion	1,182	1,638
Deferred income taxes, net	—	8
Notes payable, net of current portion	7,536	8,911
Total non-current liabilities	8,718	10,557
Total liabilities	21,610	20,233

Commitments and Contingencies (Note 9):

Shareholders’ equity:
Common stock, no par value, 50,000,000 shares authorized; 3,363,412 and 3,545,309 shares issued and outstanding at June 30, 2024 and 2023, respectively	3,917	6,767
Retained earnings	26,950	24,823
Total shareholders’ equity	30,867	31,590
Total liabilities and shareholders’ equity	$52,477	$51,823

See notes to consolidated financial statements.

PRO-DEX, INC. AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENTS

(In thousands, except share and per share data)

	Years Ended June 30,
	2024	2023

Net sales	$53,844	$46,087
Cost of sales	39,293	33,338
Gross profit	14,551	12,749

Operating expenses:
Selling expenses	117	155
General and administrative expenses	4,072	4,028
Research and development costs	3,189	2,804
Total operating expenses	7,378	6,987
Operating income	7,173	5,762
Other income (expense):
Interest and dividend income	144	294
Unrealized gain (loss) on marketable equity investments	(4,125)	3,899
Gain on sale of investments	—	6
Interest expense	(558)	(533)
Total other income (expense)	(4,539)	3,666

Income before income taxes	2,634	9,428
Income tax expense	507	2,354

Net income	$2,127	$7,074

Basic & Diluted income per share:
Basic net income per share	$0.61	$1.98
Diluted net income per share	$0.60	$1.95

Weighted-average common shares outstanding:
Basic	3,498,807	3,571,044
Diluted	3,571,207	3,636,944

See notes to consolidated financial statements.

PRO-DEX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For The Years Ended June 30, 2024 and 2023

(In thousands, except share data)

	Common Shares
	Number of Shares	Amount	Retained Earnings	Total
Balance at June 30, 2022	3,596,131	$7,682	$17,749	$25,431
Net income	—	—	7,074	7,074
ESPP shares issued	5,459	77	—	77
Shares issued in connection with performance award vesting	37,500	—	—	—
Shares withheld from common stock issued to pay employee payroll taxes	(13,859)	(223)	—	(223)
Exercise of stock options	6,500	12	—	12
Share-based compensation	—	766	—	766
Share repurchases	(86,422)	(1,547)	—	(1,547)
Balance at June 30, 2023	3,545,309	$6,767	$24,823	$31,590
Net income	—	—	2,127	2,127
ESPP shares issued	3,004	50	—	50
Share-based compensation	—	605	—	605
Share repurchases	(184,901)	(3,505)	—	(3,505)
Balance at June 30, 2024	3,363,412	$3,917	$26,950	$30,867

See notes to consolidated financial statements.

PRO-DEX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,127	$7,074
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,160	857
Unrealized (gain) loss on marketable equity investments	4,125	(3,899)
Gain on sale of investments	—	(6)
Non-cash lease recovery	(17)	(2)
Amortization of loan fees, net	(13)	12
Share-based compensation	605	766
Deferred income taxes	(1,563)	264
Changes in operating assets and liabilities:
Accounts receivable	(3,935)	5,432
Deferred costs	232	216
Inventory	898	(3,489)
Prepaid expenses	(49)	494
Accounts payable and accrued expenses	2,436	(1,153)
Deferred revenue	14	(1,013)
Income taxes payable	179	(91)
Net cash provided by operating activities	6,199	5,462

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment and improvements	(983)	(974)
Proceeds from sale of investments	—	89
Investment in Monogram	(1,250)	—
Net cash used in investing activities	(2,233)	(885)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on notes payable	(4,816)	(6,093)
Borrowing from Minnesota Bank & Trust, net of loan origination fees	4,000	5,284
Repurchases of common stock	(3,505)	(1,547)
Payments of employee taxes on net issuance of common stock	—	(223)
Proceeds from exercise of stock options and ESPP contributions	50	89
Net cash used in financing activities	(4,271)	(2,490)

Net increase (decrease) in cash and cash equivalents	(305)	2,087
Cash and cash equivalents, beginning of year	2,936	849
Cash and cash equivalents, end of year	$2,631	$2,936

See notes to consolidated financial statements.

PRO-DEX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

(In thousands)

	Years Ended June 30,
	2024	2023
Supplemental disclosures of cash flow information:

Cash paid during the period for:
Income taxes, net of refunds	$1,891	$1,655
Interest	$555	$521

See notes to consolidated financial statements.

PRO-DEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS

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

Net Sales

Net sales consists of the sale of products and services, as well as shipping and handling billed to our customers and is net of volume rebates and discounts and excludes sales tax.

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

Revenue from services, typically non-recurring engineering (“NRE”) services related to the design or customization of a medical device, is typically recognized over time. The customer funding for costs incurred for NRE services is deferred and subsequently recognized as revenue as under-lying products or services are delivered to the customers. Additionally, expenses incurred, up to the customer agreed funding amount, are deferred as an asset and recognized as cost of sales when the under-lying products or services are delivered to the customer. The deferred customer funding and costs result in recognition of deferred costs (asset) and deferred revenue (liability) on our consolidated balance sheets.

One of our customer contracts can give rise to variable consideration due to volume rebates. We estimate variable consideration at the most likely amount we will receive from this customer. Our estimates of variable consideration are based on an assessment of our anticipated performance and all information (historical, current, and forecasted) that is reasonably available to us.

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

PRO-DEX, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Estimated Losses on Product Development Services

Cost and revenue estimates related to the product development service portions of development and supply contracts are reviewed and updated quarterly. An expected loss on development service contracts is recognized immediately in cost of sales. Losses recorded in fiscal 2024 and 2023 related to these services totaled $118,000 and $108,000, respectively.

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

Cash and Cash Equivalents

We consider all highly liquid investments with an original maturity of ninety days or less to be cash equivalents. At June 30, 2024 and 2023, cash equivalents consisted of investments in money market funds.

Accounts Receivable

Trade receivables are stated at their original invoice amounts, less an allowance for doubtful portions of such accounts represented by expected credit losses. Management determines the allowance for credit losses based on facts and circumstances related to specific accounts and the age of accounts. Trade receivables are written off when deemed uncollectible. Recoveries of trade receivables previously reserved are offset against the allowance when received.

Leases

Our operating lease consists solely of our corporate headquarters located in Irvine, California. We do not have any leases classified as financing leases. We classify arrangements meeting the definition of a lease as operating or financing leases, and leases are recorded on the consolidated balance sheets as both a right-of-use asset (“ROU”) and lease liability, calculated by discounting the fixed lease payments over the term of the lease term at the rate implicit in the lease or the Company’s incremental borrowing rate. Lease liabilities are increased by interest and reduced by payments each period, and the ROU asset is amortized over the lease term. For operating leases, interest on the lease liability and the amortization of the ROU asset result in straight-line rent expense over the lease term. Operating lease assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. Variable lease expenses are recorded when incurred. We exclude short-term leases having an initial term of 12 month or less as an accounting policy election, and instead recognize rent expense on a straight-line basis over the term of the lease.

We assess the impairment of ROU assets when an event or change in circumstance indicates that the carrying value of such ROU assets may not be recoverable. If an event or a change in circumstance indicates that the carrying value of an ROU asset may not be recoverable and the estimated fair value attributable to the ROU asset is less than its carrying value, an impairment loss equal to the excess of the ROU’s carrying value over its estimated fair value is recognized.

PRO-DEX, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred Costs

Deferred costs reflect costs incurred related to NRE services under the terms of the related development and/or supply contracts. These costs get recorded to cost of sales in the period that the revenue is recognized.

Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or net realizable value. Cost includes materials, labor, and manufacturing overhead related to the purchase and production of inventories. Reductions to estimated market value are recorded and charged to cost of sales, when indicated based on a formula that compares on-hand quantities to both historical usage and estimated demand as of the measurement date. On an ongoing basis, we evaluate inventory for obsolescence and slow-moving items. This evaluation includes analysis of historical sales and usage, existing demand, as well as specific factors known to management. As of June 30, 2024 and 2023, there was approximately $275,000 and $637,000, respectively, of inventory in-transit from suppliers.

Investments

Investments at June 30, 2024 and 2023, consist of marketable equity securities of publicly held companies. Investments at June 30, 2023 also included a warrant (the “Monogram Warrant”) to purchase common stock of a company whose common stock first became publicly traded in May 2023, which we exercised in the second quarter of fiscal 2024 (See Note 4). The investments were made to realize a reasonable return, although there is no assurance that positive returns will be realized. Investments are marked to market at each measurement date, with unrealized gains and losses presented separately within other income and expense on the consolidated income statement. All of our investments consist of common stocks of public companies that are either thinly traded or we hold a significant (in excess of 5%) interest in. These investments were subject to a valuation analysis as of June 30, 2024 and 2023.

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

Income Taxes

We recognize deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of our assets and liabilities along with net operating losses and tax credit carryovers. Net deferred tax assets or liabilities at both June 30, 2024 and 2023 consisted primarily of basis differences related to unrealized gain/loss related to investments, stock-based compensation, fixed assets, accrued expenses, and inventories. Our deferred tax assets also includes capitalization of our research expenditures as prescribed by the Tax Cuts and Jobs Act.

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

PRO-DEX, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Uncertain Tax Positions

We record uncertain tax positions in accordance with Accounting Standards Codification (“ASC”) 740 on the basis of a two-step process whereby (1) we determine whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position, and (2) for those tax positions that meet the more-likely-than-not recognition threshold, we recognize the largest amount of tax benefit that is more than 50% likely to be realized upon ultimate settlement with the related tax authority.

Shipping and Handling

Payments from customers for shipping and handling are included in net sales. Shipping expenses, consisting primarily of payments made to freight companies, are included in cost of sales.

Concentration of Credit Risk

Financial instruments that potentially subject us to credit risk consist principally of cash, cash equivalents, and trade receivables. We place our cash and cash equivalents with major financial institutions. At June 30, 2024 and 2023, and throughout the fiscal years then ended, we had deposits in excess of federally insured limits. Credit sales are made to medical device distributors, original equipment manufacturers, and resellers throughout the world, and sales to such customers account for a substantial portion of our trade receivables. While such receivables are not collateralized, we evaluate their collectability based on several factors including customers’ payment histories.

Segment Reporting

We have identified one business segment which management also considers to be one reporting unit as our Chief Executive Officer (“CEO”) allocates resources, assesses performance, and manages our business as one segment. We have reached this conclusion because 99% of our business relates to designing, manufacturing, and repairing medical devices. We primarily design, sell, and repair handheld medical devices and accessories. We provide medical devices, NRE and proto-type services, as well as repairs to all our customers and we utilize one machine shop and purchasing team to procure and manufacture all the products that we sell. Our CEO utilizes consolidated operating income to analyze our business operations.

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

Our operations are affected by numerous factors including market acceptance of our products, supply chain disruptions, changes in technologies, and new laws, government regulations, and policies. We cannot predict what impact, if any, the occurrence of these or other events might have on our operations. Significant estimates and assumptions made by management include, but are not limited to, revenue recognition, share-based compensation, the allowance for credit losses, accrued warranty expense, investments, inventory valuation, the carrying value of long-lived assets, and the recoverability/extinguishment of deferred income tax assets and liabilities.

PRO-DEX, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Basic and Diluted Per Share Information

Basic per share amounts are computed on the basis of the weighted-average number of common shares outstanding during each period presented. Diluted per share amounts assume the issuance of all potential common stock equivalents, consisting of outstanding stock options and performance awards as discussed in Note 12, unless the effect of such exercise is to increase income, or decrease loss, per common share.

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

Investments: Investments consist of marketable equity securities of publicly held companies as well as, at June 30, 2023, a warrant (the Monogram Warrant) to purchase outstanding stock of a publicly traded company. Due to either the thinly traded nature of these stocks or our significant ownership percentage, in excess of 5% of shares outstanding, all of our investments are classified within Level 2 of the valuation hierarchy as of June 30, 2024. Due to the lack of an active market for the Monogram Warrant, the estimated fair value of the warrant was measured using pricing models with no observable inputs and was therefore considered a Level 3 measurement within the valuation hierarchy. The fair value of all of our investments at June 30, 2024 and 2023 was based upon a valuation analysis.

Although the methods above may produce a fair value calculation that may not be indicative of the net realizable value or reflective of future fair values, we believe our valuation methods are appropriate.

Advertising

Advertising costs are charged to selling or general and administrative expense as incurred and amounted to $14,000 and $4,000 for the fiscal years ended June 30, 2024 and 2023, respectively.

Recently Adopted Accounting Pronouncements

In March 2022, the FASB issued ASU No 2022-02 (Topic 326) Financial Instruments – Credit Losses to create a new model for credit losses that reflects current expected credit losses (“CECL”) over the lifetime of the underlying accounts receivable. The CECL methodology is applicable to our trade accounts receivable and our deferred costs. We adopted ASU 2022-02 effective July 1, 2023, and the adoption did not have a material impact on our financial statements.

Recently Issued and Not Yet Adopted Accounting Pronouncements

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes: Improvements to Income Tas Disclosures (Topic 740). ASU 2023-09 expands the existing rules on income tax disclosures. This update requires entities to disclose specific categories in the tax rate reconciliation, provide additional information for reconciling items that meet a quantitative threshold and disclose additional information about income taxes paid on an annual basis. The new disclosure requirements are effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. We are currently evaluating these new expanded disclosure requirements.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting: Improvements to Reportable Segment Disclosures (Topic280) which expands disclosure requirements to require entities to disclose significant segment expenses that are regularly provided to or easily computed from information regularly provided to the chief operating decision maker. This update also requires all annual disclosures currently required by Topic 280 to be disclosed in interim periods. The new disclosure requirements are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. Although our business, as currently operated, has only one segment, we are evaluating the new disclosure requirements to ensure compliance.

PRO-DEX, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	NET SALES

The following table presents the disaggregation of net sales by revenue recognition model (in thousands):

	Year ended June 30,
	2024	2023
Net Sales:
Over-time revenue recognition	$786	$2,695
Point-in-time revenue recognition	53,058	43,392
Total net sales	$53,844	$46,087

The timing of revenue recognition, billings, and cash collections results in billed accounts receivables, unbilled receivables (presented as deferred costs on our consolidated balance sheets) and customer advances and deposits (presented as deferred revenue on our consolidated balance sheets), where applicable. Amounts are generally billed as work progresses in accordance with agreed upon milestones. The over-time revenue recognition model consists of NRE and prototype services and typically relates to NRE services related to the evaluation, design or customization of a medical device and is typically recognized over time utilizing an input measure of progress based on costs incurred compared to the estimated total costs upon completion. During the fiscal years ended June 30, 2024 and 2023, we recorded $0 and $1.0 million, respectively, of revenue that had been included in deferred revenue in the prior year. The revenue recognized from the contract liabilities consisted of satisfying our performance obligations during the normal course of business.

The following tables summarize our contract assets and liability balances (in thousands):

	June 30,
	2024	2023
Contract assets at beginning of year	$494	$710
Expenses incurred during the year	502	1,545
Amounts reclassified to cost of sales	(691)	(1,710)
Amounts allocated to discounts for standalone selling price	(43)	(51)
Contract assets at end of year	$262	$494

	June 30,
	2024	2023
Contract liabilities at beginning of year	$—	$1,013
Payments received from customers	267	781
Amounts reclassified to revenue	(253)	(1,794)
Contract liabilities at end of year	$14	$—

PRO-DEX, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	COMPOSITION OF CERTAIN FINANCIAL STATEMENT ITEMS

Investments

Investments are stated at market value and consist of the following (in thousands):

	Years Ended June 30,
	2024	2023
Current:
Marketable equity securities – short-term	$4,217	$1,134
Long-term:
Monogram Warrant	—	6,160
Marketable equity securities – long-term	1,563	1,361
Total Investments	$5,780	$8,655

Marketable equity securities at June 30, 2024 and 2023 had an aggregate cost basis of $3,964,000 and $2,714,000, respectively. Both current and long-term marketable equity securities include equity securities of public companies that are thinly traded. We classified certain investments as long term in nature because even if we decide to sell the stocks, we may not be able to sell our position within one year. At June 30, 2024, the investments included net unrealized gains of $1.8 million (gross unrealized gains of $2.1 million offset by gross unrealized losses of $261,000). At June 30, 2023, the investments, excluding the Monogram Warrant, included net unrealized losses of $219,000 (gross unrealized losses of $286,000 offset by gross unrealized gains of $67,000).

Of the total marketable equity securities at June 30, 2024 and 2023, $987,000 and $1,134,000, respectively, represent an investment in the common stock of Air T, Inc. Two of our Board members, Messrs. Swenson and Cabillot, are also board members of Air T, Inc. and both either individually or through affiliates own an equity interest in Air T, Inc. Mr. Swenson, our Chairman, also serves as the chief executive officer and chairman of Air T, Inc. Another of our Board members is employed by Air T as its Chief of Staff. The shares have been purchased through 10b5-1 Plans that, in accordance with our internal policies regarding the approval of related-party transactions, were approved by our then three Board members that are not affiliated with Air T, Inc.

On October 6, 2023, in conjunction with the execution of a supply agreement with Monogram Technologies Inc., formerly Monogram Orthopaedics Inc. (“Monogram”), we exercised the Monogram Warrant in full in cash totaling $1,250,000 and received 1,828,551 shares of Monogram common stock (NasdaqCM: MGRM). On the date of exercise our unrealized loss on the investment was approximately $38,000. The fair value of the Monogram common stock of $3.2 million, is reflected in marketable equity securities – short term in the table above as of June 30, 2024. Our Chief Executive Officer, Richard Van Kirk (“Rick”), is also a Monogram board member.

At June 30, 2023, the Monogram Warrant was exercisable into a total of 1,823,058 shares of Monogram’s outstanding stock. The estimated fair value of the Monogram Warrant at June 30, 2023 was $6,160,000, using a Black-Scholes valuation model with the following assumptions:

June 30, 2023
Stock Price (common)	$3.98
Strike Price (common)	$.69
Time until expiration (years)	2.48
Volatility	60.0%
Risk-free interest rate	4.68%

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

PRO-DEX, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Inventory

Inventory is stated at the lower of cost (first-in, first-out) or net realizable value and consists of the following (in thousands):

	June 30,
	2024	2023
Raw materials /purchased components	$6,703	$8,824
Work in process	5,103	3,686
Sub-assemblies /finished components	2,342	2,387
Finished goods	1,121	1,270
Total inventory	$15,269	$16,167

Land and Building

Land and building consist of the following (in thousands):

	June 30,
	2024	2023
Land	$3,684	$3,684
Building	2,815	2,815
Total	6,499	6,499
Less: accumulated depreciation	(344)	(250)
	$6,155	$6,249

On November 6, 2020, we acquired the Franklin Property for a total purchase price of $6.5 million, of which we paid $1.3 million in cash and the balance of $5.2 million we financed through Minnesota Bank & Trust (“MBT”) (See Note 7). We substantially completed the build-out of the property in the first quarter of fiscal 2022. In the fourth quarter of fiscal 2023, we substantially completed all of our validation activities, and we moved our repairs and assembly departments to the new facility. The building is being amortized on a straight-line basis over a period of 30 years.

Equipment and Improvements

Equipment and improvements consist of the following (in thousands):

	June 30,
	2024	2023
Office furnishings and fixtures	$1,982	$1,957
Machinery and equipment	7,292	6,675
Automobiles	21	21
Improvements	4,993	4,737
Total	14,288	13,390
Less: accumulated depreciation and amortization	(9,264)	(8,311)
	$5,024	$5,079

Depreciation expense for the years ended June 30, 2024 and 2023 amounted to $1,038,000 and $727,000, respectively. During fiscal 2024 and 2023, fully depreciated assets in the amount of $85,000 and $760,000, respectively, were retired.

PRO-DEX, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Intangibles

Intangibles consist of the following (in thousands):

	June 30,
	2024	2023
Patent-related costs	$208	$208
Less accumulated amortization	(154)	(127)
	$54	$81

Amortization expense for the years ended June 30, 2024 and 2023 amounted to $28,000 and $37,000, respectively.

Patent-related costs consist of legal fees incurred in connection with both patent applications and patent issuances, and will be amortized over the estimated life of the product(s) that is or will be utilizing the technology, or expensed immediately in the event the patent office denies the issuance of the patent. Future amortization expense is estimated to be no more than $30,000 per year and all remaining costs are expected to be fully amortized within two years.

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	June 30,
	2024	2023
Payroll and related items	$668	$650
Accrued inventory in transit	276	637
Accrued legal and professional fees	301	216
Accrued bonuses	353	400
Current portion of lease liability	455	416
Warranty	277	200
Accrued customer rebate	840	480
Other	189	136
	$3,359	$3,135

5.	WARRANTY ACCRUAL

Information relating to the accrual for warranty costs for the years ended June 30, 2024 and 2023, is as follows (in thousands):

	June 30,
	2024	2023
Balance at beginning of year	$200	$340
Accruals during the year	197	161
Change in estimates of prior period accruals	70	(109)
Warranty amortization/utilization	(190)	(192)
Balance at end of year	$277	$200

Warranty expense relating to new product sales and changes to estimates was $267,000 and $52,000, respectively, for the fiscal years ended June 30, 2024 and 2023.

PRO-DEX, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	INCOME TAXES

The provision for income taxes consists of the following amounts (in thousands):

	Years Ended June 30,
	2024	2023
Current:
Federal	$1,493	$1,745
State	577	345
Deferred:
Federal	(1,210)	6
State	(353)	258
Income tax expense	$507	$2,354

The effective income tax rate from income from continuing operations differs from the United States statutory income tax rates for the reasons set forth in the table below (in thousands, except percentages).

	Years Ended June 30,
	2024		2023
	Amount	Percent Pretax Income	Amount	Percent Pretax Income
Income before income taxes	$2,634	100%	$9,428	100%

Computed “expected” income tax expense on income before income taxes	$553	21%	$1,979	21%
State tax, net of federal benefit	212	8%	672	7%
Tax incentives	(214)	(8%)	(229)	(2%)
Uncertain tax position	(88)	(3%)	(119)	(1%)
Stock based compensation	2	—	(114)	(1%)
Other	42	1%	165	1%
Income tax expense	$507	19%	$2,354	25%

PRO-DEX, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred income taxes reflect the net effects of loss and credit carryforwards and temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities for federal and state income taxes are as follows (in thousands):

	June 30,
	2024	2023
Deferred tax assets:
Federal and state NOL carryforward	$23	$22
Research and other credits	65	65
Reserves	146	122
Accruals	309	267
Stock based compensation	1,008	814
Section 174 capitalization	738	830
Lease liability	488	599
Inventory	596	351
Deferred state tax	5	31
Total gross deferred tax assets	$3,378	$3,101
Less: valuation allowance	(90)	(91)
Total deferred tax assets	3,288	3,010
Deferred tax liabilities:
Property and equipment, principally due to differing depreciation methods	$(675)	$(767)
Right of use asset	(439)	(546)
Deferred state tax	(78)	—
Unrealized gains	(541)	(1,705)
Total gross deferred tax liabilities	(1,733)	(3,018)
Net deferred tax assets (liabilities)	$1,555	$(8)

Realization of our deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. As of June 30, 2024, our deferred tax asset valuation allowance primarily consists of state net operating loss carryforwards for states in which we have filed a final return. For the fiscal years ended June 30, 2024 and 2023, we recorded a net decrease to our valuation allowance of $1,000 and $7,000, respectively, on the basis of management’s reassessment of the amount of our deferred tax assets that are more likely than not to be realized.

As of June 30, 2024, we did not have any net operating losses for federal and state income tax purposes for state jurisdictions in which we currently operate. We have no federal or state research and development and alternative minimum tax credit carry forwards at June 30, 2024.

As of June 30, 2024, we have accrued $262,000 of unrecognized tax benefits related to federal and state income tax matters that would reduce our income tax expense if recognized. If we are eventually able to recognize our uncertain tax positions, our effective tax rate would be reduced. Any adjustment to our uncertain tax positions would result in a cash outlay.

PRO-DEX, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information with respect to our accrual for unrecognized tax benefits is as follows (in thousands):

	June 30,
	2024	2023
Unrecognized tax benefits:
Beginning balance	$345	$509
Additions based on federal tax positions related to the current year	15	16
Additions based on state tax positions related to the current year	17	19
Additions (reductions) for tax positions of prior years	3	(95)
Reductions due to lapses in statutes of limitation	(118)	(104)
Ending balance	$262	$345

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

We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense when applicable. As of June 30, 2024, $41,000 of interest applicable to our unrecognized tax benefits have been accrued.

We are subject to U.S. federal income tax, as well as income tax of California, Colorado, and Massachusetts. We are currently open to audit under the statute of limitations by the Internal Revenue Service for the years ended June 30, 2021, and later.  However, because of our prior net operating losses and research credit carryovers, our tax years from June 30, 2013, are open to audit.

7.	NOTES PAYABLE AND FINANCING TRANSACTIONS

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

The Property Loan bears interest at a fixed rate of 3.55% per annum, which is subject to a 3% increase upon an event of default. Accrued interest was paid on December 1, 2020, and both principal and interest in the amount of approximately $30,000 are due and payable on the first day of each subsequent month until the maturity date of November 1, 2030 (the “Maturity Date”), at which time a balloon payment in the amount of $3.1 million is due. Any prepayment of the Property Loan (other than monthly scheduled interest and principal payments), is subject to a prepayment fee equal to 4% of the principal amount prepaid for any prepayment made during the first or second year, 3% of the principal amount prepaid for any prepayment made during the third or fourth year, 2% of the principal amount prepaid for any prepayment made during the fifth or sixth year, and 1% of the principal amount prepaid for any prepayment made during the seventh or eighth year. The Property Loan Agreement, Property Note, Deed, and Rents Assignment each contain representations, warranties, covenants, and events of default that are customary for a loan of this type. The balance owed on the Property Loan at June 30, 2024 is $4,551,000.

PRO-DEX, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Term Loan A matures on November 1, 2027 and bears interest at a fixed rate of 3.84% per annum. Initial payments on the Term Loan A of interest only were due on December 1, 2020 through June 1, 2021. Commencing July 1, 2021 and continuing on the first day of each month thereafter until the maturity date, we are required to make payments of principal and interest on Term Loan A of approximately $97,000 plus any additional accrued and unpaid interest through the date of payment. The balance owed on Term Loan A as of June 30, 2024, is $3,834,000.

The Term Loan B matures on November 1, 2027 and bears interest at a fixed rate of 3.84% per annum. Initial payments on the Term Loan B of interest only were due on December 1, 2020 through June 1, 2021. Commencing July 1, 2021 and continuing on the first day of each month thereafter until the maturity date, we are required to make payments of principal and interest on Term Loan B of approximately $15,000, plus any additional accrued and unpaid interest through the date of payment. As of March 31, 2021, we had drawn fully against Term Note B and the balance outstanding on Term Note B was $571,000 on June 30, 2024.

On December 29, 2022 (the “Second Amendment Date”), we entered into Amendment No. 2 to Amended and Restated Credit Agreement (the “Second Amendment”) with MBT, which amends the Amended Credit Agreement and provides for a supplemental line of credit in the amount of $3,000,000 (the “Supplemental Loan”). The Supplemental Loan is evidenced by a Supplemental Revolving Credit Note (the “Supplemental Note”) made by us in favor of MBT. The purpose of the Supplemental Loan is for financing acquisitions and repurchasing shares of our common stock. The Supplemental Loan may be borrowed against from time to time through its maturity date of December 29, 2024, on the terms set forth in the Amended Credit Agreement. As of June 30, 2024, no amounts have been drawn against the Supplemental Loan.

The Revolving Loan was also amended (the “Amended Revolving Loan”) in connection with the Second Amendment to extend the maturity date from November 5, 2023 to December 29, 2024, to increase the Revolving Loan facility from $2,000,000 to $7,000,000, and to increase the interest rate on the Revolving Loan (as described below), evidenced by an Amended and Restated Revolving Credit Note (the “Amended Revolving Note”) made by us in favor of MBT. The Amended Revolving Loan may be borrowed against from time to time by us through its maturity date on the terms set forth in the Amended Credit Agreement. As of June 30, 2024, we had drawn $3,000,000 against the Amended Revolving Loan. Loan origination fees in the amount of $16,000 were paid to MBT in conjunction with the Amended Revolving Loan and the Supplemental Loan.

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

On December 29, 2023, we entered into Amendment No. 3 to Amended and Restated Credit Agreement, which extended the maturity date of the Amended Revolving Loan and the Supplemental Loan from December 29, 2024, to December 29, 2025.

PRO-DEX, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Any payment on the Term Loan A, the Term Loan B, the Amended Revolving Loan or the Supplemental Loan (collectively, the “Loans”) not made within seven days after the due date is subject to a late payment fee equal to 5% of the overdue amount. Upon the occurrence and during the continuance of an event of default, the interest rate of all Loans will be increased by 3% and MBT may, at its option, declare all of the Loans immediately due and payable in full. The Loans are secured by substantially all of our assets pursuant to a Security Agreement entered into between us and MBT on September 6, 2018.

The Amended Credit Agreement, Security Agreement, Term Note A, Term Note B, Amended Revolving Note and Supplemental Note contain representations and warranties, affirmative, negative and financial covenants, and events of default that are customary for loans of this type. We believe that we are in compliance with all of our debt covenants as of June 30, 2024, but there can be no assurance that we will remain in compliance for the duration of the term of these loans.

Scheduled principal maturities of our loans, assuming repayment of the Amended Revolving Loan in full next fiscal year and exclusive of unamortized loan origination fees in the amount of $46,000, for future fiscal years ending June 30 are as follows (in thousands):

Term Loan Principal Payments
Fiscal Year:
2025	$4,398
2026	1,451
2027	1,508
2028	908
2029	235
Thereafter	3,456
Total principal payments	$11,956

8.	LEASES

Our operating lease ROU asset and long-term liability are presented separately on our consolidated balance sheet. The current portion of our operating lease liability, exclusive of imputed interest, as of June 30, 2024, in the amount of $455,000, is presented within accrued expenses on the consolidated balance sheet. As of June 30, 2024, the maturity of our lease liability is as follows:

Operating Lease
Fiscal Year:
2025	$535
2026	551
2027	567
2028	143
Total lease payments	1,796
Less imputed interest:	(158)
Total	$1,638

As of June 30, 2024 and 2023, our operating lease has a remaining lease term of 3.25 years and 4.25 years, respectively, and an imputed interest rate of 5.3%. Our lease agreement does not provide an implicit rate and, as a result, we used our estimated incremental borrowing rate at the time we adopted ASC 842 to determine the present value of future lease payments. Cash paid for amounts included in the lease liability for the fiscal years ended June 30, 2024 and 2023 was $519,000 and $504,000, respectively.

9.	COMMITMENTS AND CONTINGENCIES

Leases

We lease our office, production, and warehouse facility in Irvine, California (our “corporate office”) under an agreement that expires in September 2027. Our corporate office lease requires us to pay insurance, taxes, and other expenses related to the leased space.

Rent expense in fiscal 2024 and 2023 was $559,000 and $563,000, respectively.

PRO-DEX, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Compensation Arrangements

Retirement Savings 401(k) Plan

The Pro-Dex, Inc. Retirement Savings 401(k) Plan (the “401(k) Plan”) is a defined contribution plan we administer that covers substantially all our employees and is subject to the provisions of the Employee Retirement Income Security Act of 1974, as amended. Employees are eligible to participate in the 401(k) Plan when they have attained 19 years of age and then can enter into the 401(k) Plan on the first day of each calendar quarter. Participants are eligible to receive non-discretionary matching contributions by the Company equal to 25% of their contributions up to 5% of eligible compensation through December 15, 2022 and 50% of their contributions up to 5% of eligible compensation thereafter. For the fiscal years ended June 30, 2024 and 2023, we recognized compensation expense amounting to $188,000 and $164,000, respectively, in connection with the 401(k) Plan. During our fiscal years ended June 30, 2024 and 2023, we used approximately $63,000 and $13,000, respectively, of forfeited match contributions to reduce our match expense.

Legal Matters

We may be involved in legal proceedings arising either in the ordinary course of our business or incidental to our business. There can be no certainty, however, that we may not ultimately incur liability or that such liability will not be material or adverse.

10.	SHARE-BASED COMPENSATION

Stock Option Plans

Through 2014, we had two equity compensation plans, the Second Amended and Restated 2004 Stock Option Plan (the “Employee Stock Option Plan”) and the Amended and Restated 2004 Directors’ Stock Option Plan (the “Directors’ Stock Option Plan”) (collectively, the “Former Stock Option Plans”). The Employee Stock Option Plan and Director’s Stock Option Plan were terminated in June 2014 and December 2014, respectively. No options were granted under the Former Stock Option Plans during the fiscal years ended June 30, 2024 and 2023 and all remaining outstanding stock options were exercised during fiscal 2023.

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

Performance Awards

In December 2017, the Compensation Committee of our Board of Directors granted 200,000 performance awards to our employees under the 2016 Equity Incentive Plan, which upon vesting will generally be paid in shares of our common stock. Whether any performance awards vest, and the amount that does vest, is tied to the completion of service periods that range from 7 months to 9.5 years at inception and the achievement of our common stock trading at certain pre-determined prices. The weighted-average fair value of the performance awards granted was $4.46, calculated using the weighted-average fair market value for each award, using a Monte Carlo simulation. In February 2020, the Compensation Committee reallocated 48,000 previously forfeited awards, having the same remaining terms and conditions, to certain current employees. The weighted average fair value of the performance awards granted in fiscal 2020 was $16.90, calculated using the weighted-average fair market value for each award, using a Monte Carlo simulation. In December 2021, the Compensation Committee reallocated an additional 17,500 previously forfeited awards, having the same remaining terms and conditions, to other employees. The weighted average fair value of the performance awards reallocated in 2021 was $20.34, calculated using the weighted average fair market value for each award, using a Monte Carlo simulation. In October 2023, the Compensation Committee reallocated an additional 15,200 previously forfeited awards, having the same remaining terms and conditions, to other employees. The weighted average fair value of the performance awards reallocated in 2023 was $10.04, calculated using the weighted average fair market value for each award, using a Monte Carlo simulation. We recorded share-based compensation expense of $106,000 in each of the fiscal years ended June 30, 2024 and 2023, respectively, related to these performance awards. We recognize forfeitures for our performance awards as they occur. On June 30, 2024, there was approximately $55,000 of unrecognized compensation cost related to these non-vested performance awards expected to be expensed over the weighted-average period of 1.0 years.

PRO-DEX, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On July 1, 2022, it was determined by the Compensation Committee of our Board of Directors that the vesting of performance awards for 37,500 shares of common stock had been achieved. Each participant elected a net issuance to cover their individual withholding taxes and therefore we issued 23,641 shares and paid $223,000 of participant-related payroll tax liabilities.

The following is a summary of performance awards activity for the fiscal years ended June 30, 2024 and 2023:

	2024		2023
	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at July 1,	64,800	$7.03	117,500	$8.52
Granted	15,200	10.04	—	—
Vested	—	—	(37,500)	7.84
Forfeited	—	—	(15,200)	16.54
Outstanding at June 30	80,000	$7.00	64,800	$7.03

Non-Qualified Stock Options

In December 2020, the Compensation Committee of our Board of Directors granted 310,000 non-qualified stock options to our directors and certain employees under the 2016 Equity Incentive Plan. Whether any stock options vest, and the amount that does vest, is tied to the completion of service periods that range from 18 months to 10.5 years at inception and the achievement of our common stock trading at certain pre-determined prices. We recorded compensation expense of $490,000 and $647,000 for the fiscal year ended June 30, 2024 and 2023, respectively, related to these options. The weighted average fair value of the stock option awards granted was $16.72, calculated using a Monte Carlo simulation. We recognize forfeitures for our non-qualified stock options as they occur. As of June 30, 2024, there was approximately $1.6 million of unrecognized compensation cost related to these non-vested non-qualified stock options.

In February 2021, the Compensation Committee of our Board of Directors granted 62,000 non-qualified stock options to our directors and certain employees under the 2016 Equity Incentive Plan. Whether any stock options vest, and the amount that does vest, was tied to the completion of service periods that ranged from 4 months to 1.3 years at inception and the achievement of our common stock trading at certain pre-determined prices. Of these 62,000 stock options, 57,750 vested on July 1, 2021, as our common stock met the pre-determined prices set forth in the underlying agreements. We recorded compensation expense of $182,000 for the fiscal year ended June 30, 2021 related to these options. The weighted average fair value of the stock option awards granted was $3.16, calculated using a Monte Carlo simulation. In December 2021, the Compensation Committee of our Board of Directors granted 5,000 previously forfeited non-qualified stock options to another employee.

The following is a summary of non-qualified stock option activity under the 2016 Equity Incentive Plan for the fiscal year ended June 30, 2024 and 2023:

	2024		2023
	Number of Shares	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Exercise Price
Outstanding at July 1,	298,937	$42.19	346,500	$41.83
Options granted	—	—	—	—
Options exercised	—	—	—	—
Options forfeited	(31,187)	42.88	(47,563)	39.60
Outstanding at June 30	267,750	$42.11	298,937	$42.19
Stock Options Exercisable at June 30,	57,750	$27.50	57,750	$27.50

PRO-DEX, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In October 2023, our Board approved an amendment to the ESPP (the “ESPP Amendment”), which extended the term of the ESPP for an additional ten years from January 2025 to January 2035. The ESPP Amendment was approved by our shareholders at our 2023 Annual Meeting.

During the fiscal years ended June 30, 2024 and 2023, shares totaling 3,004 and 5,459, respectively, were purchased pursuant to the ESPP and allocated to participating employees based upon their contributions at weighted- average prices of $16.64 and $14.21, respectively. On a cumulative basis, since the inception of the ESPP, employees have purchased a total of 35,502 shares. During the fiscal years ended June 30, 2024 and 2023, we recorded stock compensation expense in the amount of $9,000 and $14,000, respectively, relating to the ESPP.

11.	MAJOR CUSTOMERS & SUPPLIERS

Customers that accounted for more than 10% of our total sales in either of fiscal year 2024 or 2023, is as follows (in thousands, except percentages):

	Years Ended June 30,
	2024		2023
	Amount	Percent of Total	Amount	Percent of Total

Net sales	$53,844	100%	$46,087	100%

Customer concentration:
Customer 1	$38,159	71%	$30,892	67%
Customer 2	6,502	12%	7,583	16%
Total	$44,661	83%	$38,475	83%

Information with respect to accounts receivable from those customers who comprised more than 10% of our gross accounts receivable at either June 30, 2024 or June 30, 2023 is as follows (in thousands, except percentages):

	June 30, 2024		June 30, 2023
Total gross accounts receivable	$13,887	100%	$9,952	100%

Customer concentration:
Customer 1	$10,488	76%	$7,231	73%
Customer 2	2,423	17%	1,951	19%
Total	$12,911	93%	$9,182	92%

PRO-DEX, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During fiscal 2024 and 2023, we had three and four suppliers, respectively, that accounted for more than 10% of total inventory purchases, as follows (in thousands, except percentages):

	June 30, 2024		June 30, 2023
Total inventory purchases	$20,926	100%	$19,835	100%

Supplier concentration:
Supplier 1	$5,004	24%	$4,595	23%
Supplier 2	2,401	11%	2,406	12%
Supplier 3	3,351	16%	2,135	11%
Supplier 4	158	1%	2,059	10%
Total.	$10,914	52%	$11,195	56%

Information with respect to accounts payable due to our top three suppliers at June 30, 2024 or June 30, 2023 is as follows (in thousands, except percentages):

	June 30, 2024		June 30, 2023
Total accounts payable	$4,513	100%	$2,261	100%

Supplier concentration:
Supplier 1	$1,405	31%	$620	27%
Supplier 3	416	9%	158	7%
Supplier 2	371	8%	41	2%
Total.	$2,192	48%	$819	36%

12.	NET INCOME PER SHARE

We calculate basic earnings per share by dividing net income by the weighted-average number of common shares outstanding during the reporting period. Diluted earnings per share reflects the effects of potentially dilutive securities. The summary of the basic and diluted earnings per share calculations for the years ended June 30, 2024 and 2023 is as follows (in thousands, except per share data):

	Years Ended June 30,
	2024	2023
Basic:
Net income	$2,127	$7,074
Weighted-average shares outstanding	3,499	3,571
Basic earnings per share	$0.61	$1.98
Diluted:
Net income	$2,127	$7,074
Weighted-average shares outstanding	3,499	3,571
Effect of dilutive securities – stock options & performance awards	72	66
Weighted-average shares used in calculation of diluted earnings per share	3,571	3,637
Diluted earnings per share	$0.60	$1.95

PRO-DEX, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.	COMMON STOCK – Share Repurchase Program

In December 2019, our Board approved a new share repurchase program authorizing us to repurchase up to one million shares of our common stock, as the prior repurchase plan authorized by our Board in 2013 was nearing completion. In accordance with, and as part of, these shares repurchase programs, our Board approved the adoption of several prearranged share repurchase plans intended to qualify for the safe harbor provided by Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (“10b5-1 Plan” or “Plan”). During the fiscal year ended June 30, 2024, we repurchased 184,901 shares at an aggregate cost, inclusive of fees under the Plan, of $3.5 million. During the fiscal year ended June 30, 2023, we repurchased 86,422 shares at an aggregate cost, inclusive of fees under the Plan, of $1.5 million. On a cumulative basis, since 2013 we have repurchased a total of 1,381,349 shares under the share repurchase programs at an aggregate cost, inclusive of fess under the Plan, of $20.7 million. All repurchases under the 10b5-1 Plans were administered through an independent broker.

14.	SUBSEQUENT EVENTS

On July 31, 2024 (the “Fourth Amendment Date”), we entered into Amendment No. 4 to our Amended and Restated Credit Agreement (the “Fourth Amendment”) with MBT which amends the Company’s Amended Credit Agreement. The Fourth Amendment (i) provides for a new term loan, Term Loan C, in the amount of $5,000,000, (ii) uses the proceeds from Term Loan C to repay the entire $3,000,000 balance that was outstanding on the Fourth Amendment Date under the Amended Revolving Loan, and (iii) terminates the Supplemental Loan, under which no amounts had been drawn. Loan origination fees in the amount of $10,000 were paid to MBT in conjunction with Term Loan C.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer and principal accounting officer) have concluded, based on their evaluation as of June 30, 2024, that the design and operation of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) were not effective at a reasonable assurance level to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Our management is responsible for establishing and maintaining adequate “internal control over financial reporting” (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision and with the participation of our management, including our principal executive officer, principal financial officer, and principal accounting officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in May 2013. Based on this evaluation, and as a result of the material weaknesses described below, our management concluded that our internal control over financial reporting was not effective as of June 30, 2024.

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

Material Weaknesses

A material weakness is described as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual and interim financial statements will not be prevented or detected on a timely basis.

The Company did not maintain effective controls related to the existence of inventory. In connection with our year-end procedures, we performed a full physical inventory which contained errors. Although we successfully completed our physical inventory observation and recorded all errors identified, based on the material value of inventory we own, management determined that reliance on other compensating controls, including cycle counts and controls related to inventory receipts and issuances, was insufficient to ensure that there is not a reasonable possibility that a material misstatement of our annual or interim financial statements would not be prevented or detected in a timely basis.

These material weaknesses did not result in any material misstatement in our financial statements or disclosures. Management has concluded that our consolidated financial statements included in this report present fairly, in all material respects, our financial position, results of operations, and cash flows for the periods presented, in conformity with U.S. GAAP.

Remediation Measures

To address the material weakness related to controls over the existence of inventory, the Company will reinforce the following:

•	Continue our robust cycle count process which we implemented in the fourth quarter of fiscal 2024 for all of fiscal 2025
•	Ensure adequate review and oversight of cycle count procedures and results
•	Providing training related to standard operating procedures and internal controls to key stakeholders within the stockroom, material handling and operations teams.

Remediation Measures related to the Valuation and Disclosure of Investments

As previously disclosed, material weaknesses existed relating to the controls related to the valuation and disclosure of level 3 investments during fiscal 2023 and level 2 investments during the three months ended December 31, 2023. During fiscal 2024, we designed internal controls related to valuation and disclosure of level 3 financial instruments pursuant to the guidance in ASC Topic, Derivatives and Hedging, and determined that we did not hold any level 3 financial instruments as of June 30, 2024. These new internal controls will be applied to any future derivative or level 3 instrument that we receive. We also designed and implemented internal controls related to the review and approval of the valuation and disclosure of level 2 investments that were implemented during the fourth quarter of fiscal 2024.

Changes in Internal Control Over Financial Reporting

Except as discussed above, during the quarter ended June 30, 2024, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.	OTHER INFORMATION

Insider Trading Arrangements and Policies

During the quarter ended June 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated herein by reference to our definitive Proxy Statement, which will be filed within 120 days of June 30, 2024, and delivered to shareholders in connection with our 2024 annual meeting of shareholders.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to our definitive Proxy Statement, which will be filed within 120 days of June 30, 2024, and delivered to shareholders in connection with our 2024 annual meeting of shareholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference to our definitive Proxy Statement, which will be filed within 120 days of June 30, 2024, and delivered to shareholders in connection with our 2024 annual meeting of shareholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to our definitive Proxy Statement, which will be filed within 120 days of June 30, 2024, and delivered to shareholders in connection with our 2024 annual meeting of shareholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated herein by reference to our definitive Proxy Statement, which will be filed within 120 days of June 30, 2024, and delivered to shareholders in connection with our 2024 annual meeting of shareholders.

PART IV

ITEM 15.	EXHIBIT AND FINANCIAL STATEMENT SCHEDULES
(a)	Financial Statements and Financial Statement Schedules

(1)	Financial Statements are listed in the index included under Item 8 of this Report.

(b)	Exhibits

Exhibit				Filed or Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith
3.1	Articles of Incorporation	8-K	3.1	4/23/2007
3.2	Articles of Amendment to Articles of Incorporation	8-K	3.1	12/5/2007
3.3	Articles of Amendment to Articles of Incorporation	8-K	3.1	6/18/2010
3.4	Amended and Restated Bylaws, dated January 31, 2011	8-K	3.1	2/4/2011
4.1	Description of Company's Common Stock Registered Pursuant to Section 12 of the Securities Act of 1934				X
10.1*	Second Amended and Restated 2004 Stock Option Plan	S-8	4.1	2/15/2012
10.2*	Amended and Restated 2004 Directors Stock Option Plan	S-8	4.2	2/15/2012
10.3*	Pro-Dex, Inc. 2016 Equity Incentive Plan	14A	Appendix A	10/17/2016
10.4*	Form of Indemnification Agreement for directors and certain officers	8-K	10.1	10/29/2008
10.5	Lease agreement with Irvine Business Properties, dated August 3, 2007	8-K	10.1	8/23/2007
10.6	First Amendment to Lease - July 2013 by and between Irvine Business Properties and Pro-Dex, Inc. dated effective July 1, 2013	8-K	10.1	7/17/2013
10.7*	Pro-Dex, Inc. Amended and Restated Employee Severance Policy effective as of September 16, 2016	10-Q	10.5	5/14/2015
10.8	Second Amended to Standard Industrial/Commercial Multi-Tenant Lease - Net by and between Irvine Business Properties and Pro-Dex, Inc., dated September 19, 2017	8-K	10.1	9/20/2017

Exhibit				Filed or Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith
10.9*	Form of Performance Award Agreement for Employees of Pro-Dex, Inc. - 2016 Equity Incentive Plan	8-K	10.1	12/8/2017
10.10	Credit Agreement, dated September 6, 2018 between Pro-Dex, Inc. and Minnesota Bank & Trust	8-K	10.1	9/7/2018
10.11	Security Agreement, dated September 6, 2018 by Pro-Dex, Inc. in favor of Minnesota Bank & Trust	8-K	10.2	9/7/2018
10.12	Term Note A, dated September 6, 2018 by Pro-Dex, Inc. in favor of Minnesota Bank & Trust	8-K	10.3	9/7/2018
10.13	Revolving Credit Note, dated September 6, 2018 by Pro-Dex, Inc. in favor of Minnesota Bank & Trust	8-K	10.4	9/7/2018
10.14	Change in Terms Agreement dated September 6, 2018 by Pro-Dex, Inc. in favor of Minnesota Bank & Trust	8-K	10.1	10/1/2019
10.15	Standard Offer, Agreement and Escrow Instructions for Purchase of Real Estate by and between Pro-Dex, Inc. and 14401 Franklin, LLC	8-K	10.1	9/8/2020
10.16	Loan Agreement dated November 6, 2020 made by and between PDEX Franklin LLC and Minnesota Bank & Trust	8-K	10.1	11/12/2020
10.17	Term Note dated November 6, 2020 made by PDEX Franklin LLC in favor of Minnesota Bank & Trust	8-K	10.2	11/12/2020
10.18	Deed of trust with Assignment of Leases and Rents, Security Agreement and Fixture Filing dated November 6, 2020 by and between PDEX Franklin LLC and Minnesota Bank & Trust	8-K	10.3	11/12/2020
10.19	Assignment of Leases and Rents dated November 6, 2020 by and between PDEX Franklin LLC and Minnesota Bank & Trust	8-K	10.4	11/12/2020
10.20	Amended and Restated Credit Agreement dated November 6, 2020 by and between Pro-Dex, Inc. and Minnesota Bank & Trust	8-K	10.5	11/12/2020

Exhibit				Filed or Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith
10.21	Amended and Restated Term Note A dated November 6, 2020 made by Pro-Dex, Inc. in favor of Minnesota Bank & Trust	8-K	10.6	11/12/2020
10.22	Term Note B dated November 6, 2020 made by Pro-Dex, Inc. in favor of Minnesota Bank & Trust	8-K	10.7	11/12/2020
10.23	Amended and Restated Revolving Credit Agreement dated November 6, 2020 made by Pro-Dex, Inc. in favor of Minnesota Bank & Trust	8-K	10.8	11/12/2020
10.24*	Form of Stock Option Agreement for Directors and Employees of Pro-Dex, Inc. - 2016 Equity Incentive Plan	8-K	10.1	12/11/2020
10.25	At the Market Offering Agreement dated December 31, 2020, by and between Pro-Dex, Inc. and Ascendiant Capital Markets, LLC	8-K	10.1	12/31/2020
10.26	Amendment No. 1 to Amended and Restated Credit Agreement dated November 5, 2021 by and between Pro-Dex, Inc. and Minnesota Bank & Trust	8-K	10.1	11/9/2021
10.27	Amended and Restated Revolving Credit Note dated November 5, 2021 made by Pro-Dex, Inc. in favor of Minnesota Bank & Trust	8-K	10.2	11/9/2021
10.28	Amendment No. 2 to Amended and Restated Credit Agreement dated December 29,2022 by and between Pro-Dex, Inc. and Minnesota Bank & Trust, a division of HTLF Bank	8-K	10.1	1/5/2023
10.29	Amended and Restated Revolving Credit Note dated December 29, 2022made by Pro-Dex, Inc. in favor of Minnesota Bank & Trust, a division of HTLF Bank	8-K	10.2	1/5/2023
10.30	Supplemental Revolving Credit Note dated December 29, 2022 made by Pro-Dex, Inc. in favor of Minnesota Bank & Trust, a division of HTLF Bank	8-K	10.3	1/5/2023
10.31	Warrant to Purchase Stock dated December 20, 2018 made by Monogram Orthopaedics Inc. in favor of Pro-Dex, Inc.	10-K	10.31	10/13/2023
10.32	Amendment No. 3 to Amended and Restated Credit Agreement dated December 29, 2023 by and between Pro-Dex, Inc. and Minnesota Bank & Trust, a division of HTLF Bank	8-K	10.1	1/3/2024

Exhibit				Filed or Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith
21	Subsidiaries				X
23	Consent of Independent Registered Public Accounting Firm				X
31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

97	Pro-Dex, Inc. Compensation Recovery Policy adopted by the Compensation Committee of the Board of Directors on December 1, 2023.				X

101.INS	Inline XBRL Instance Document				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X
104	Cover Page Interactive Date File				X

*	Denotes management contract or compensatory arrangement.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 5, 2024.

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

Signature	Title	Date

/s/ Richard L. Van Kirk Richard L. Van Kirk	President, Chief Executive Officer, and Director (Principal Executive Officer)	September 5, 2024

/s/ Alisha K. Charlton Alisha K. Charlton	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	September 5, 2024

/s/ Nicholas J. Swenson Nicholas J. Swenson	Chairman of the Board, Director	September 5, 2024

/s/ Raymond E. Cabillot Raymond E. Cabillot	Director	September 5, 2024

/s/ Angelita R. Domingo Angelita R. Domingo	Director	September 5, 2024
/s/ William J. Farrell III William J. Farrell III	Director	September 5, 2024

/s/ David C. Hovda David C. Hovda	Director	September 5, 2024

/s/ Katrina M.K. Philp Katrina M.K. Philp	Director	September 5, 2024

INDEX TO EXHIBITS

Exhibit No.	Description

3.1	Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K filed April 23, 2007).

3.2	Articles of Amendment to Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K filed December 5, 2007).

3.3	Articles of Amendment to Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K filed June 18, 2010).

3.4	Amended and Restated Bylaws, dated January 31, 2011 (incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K filed February 4, 2011).

4.1 Ω	Description of the Company’s Common Stock Registered Pursuant to Section 12 of the Securities Act of 1934.

10.1*	Second Amended and Restated 2004 Stock Option Plan (incorporated herein by reference to Exhibit 4.1 to the Company’s Form S-8 filed February 15, 2012).

10.2*	Amended and Restated 2004 Directors Stock Option Plan (incorporated herein by reference to Exhibit 4.2 to the Company’s Form S-8 filed February 15, 2012).

10.3*	Pro-Dex, Inc. 2016 Equity Incentive Plan (incorporated herein by reference to Appendix A to our Schedule 14A filed October 17, 2016).

10.4*	Form of Indemnification Agreement for directors and certain officers (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed October 29, 2008).

10.5	Lease agreement with Irvine Business Properties, dated August 3, 2007 (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed August 23, 2007).

10.6	First Amendment To Lease – July 2013 by and between Irvine Business Properties and Pro-Dex, Inc., dated effective July 1, 2013 (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed July 17, 2013).

10.7*	Pro-Dex, Inc. Amended and Restated Employee Severance Policy effective as of September 16, 2014 (incorporated herein by reference to Exhibit 10.5 to the Company’s Form 10-Q filed May 14, 2015).

10.8	Second Amendment to Standard Industrial/Commercial Multi-Tenant Lease – Net by and between Irvine Business Properties and Pro-Dex, Inc., dated September 19, 2017 (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on September 20, 2017).

10.9*	Form of Performance Award Agreement for Employees of Pro-Dex, Inc. – 2016 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on December 8, 2017).

10.10	Credit Agreement, dated September 6, 2018 between Pro-Dex, Inc. and Minnesota Bank & Trust (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on September 7, 2018).

10.11	Security Agreement, dated September 6, 2018 by Pro-Dex, Inc. in favor of Minnesota Bank & Trust (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed on September 7, 2018).

10.12	Term Note A, dated September 6, 2018 by Pro-Dex, Inc. in favor of Minnesota Bank & Trust (incorporated herein by reference to Exhibit 10.3 to the Company’s Form 8-K filed on September 7, 2018).

10.13	Revolving Credit Note, dated September 6, 2018 by Pro-Dex, Inc. in favor of Minnesota Bank & Trust (incorporated herein by reference to Exhibit 10.4 to the Company’s Form 8-K filed on September 7, 2018).

10.14	Change in Terms Agreement dated September 6, 2019 by and between Minnesota Bank & Trust and Pro-Dex, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on October 1, 2019).

10.15	Standard Offer, Agreement and Escrow Instructions for Purchase of Real Estate by and between Pro-Dex, Inc. and 14401 Franklin, LLC. (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on September 8, 2020).

10.16	Loan Agreement dated November 6, 2020 by and between PDEX Franklin LLC and Minnesota Bank & Trust (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed November 12, 2020).

10.17	Term Note dated November 6, 2020 made by PDEX Franklin LLC in favor of Minnesota Bank & Trust (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed November 12, 2020).

10.18	Deed of Trust with Assignment of Leases and Rents, Security Agreement and Fixture Filing dated November 6, 2020 by and between PDEX Franklin LLC and Minnesota Bank & Trust (incorporated herein by reference to Exhibit 10.3 to the Company’s Form 8-K filed November 12, 2020).

10.19	Assignment of Leases and Rents dated November 6, 2020 by and between PDEX Franklin LLC and Minnesota Bank & Trust (incorporated herein by reference to Exhibit 10.4 to the Company’s Form 8-K filed November 12, 2020).

10.20	Amended and Restated Credit Agreement dated November 6, 2020 by and between Pro-Dex, Inc. and Minnesota Bank & Trust (incorporated herein by reference to Exhibit 10.5 to the Company’s Form 8-K filed November 12, 2020).

10.21	Amended and Restated Term Note A dated November 6, 2020 made by Pro-Dex, Inc. in favor of Minnesota Bank & Trust (incorporated herein by reference to Exhibit 10.6 to the Company’s Form 8-K filed November 12, 2020).

10.22	Term Note B dated November 6, 2020 made by Pro-Dex, Inc. in favor of Minnesota Bank & Trust (incorporated herein by reference to Exhibit 10.7 to the Company’s Form 8-K filed November 12, 2020).

10.23	Amended and Restated Revolving Credit Agreement dated November 6, 2020 made by Pro-Dex, Inc. in favor of Minnesota Bank & Trust (incorporated herein by reference to Exhibit 10.8 to the Company’s Form 8-K filed November 12, 2020).

10.24*	Form of Stock Option Agreement for Directors and Employees of Pro-Dex, Inc. – 2016 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed December 11, 2020).

10.25	At the Market Offering Agreement dated December 31, 2020, by and between Pro-Dex, Inc. and Ascendiant Capital Markets, LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed December 31, 2020).

10.26	Amendment No. 1 to Amended and Restated Credit Agreement dated November 5, 2021 by and between Pro-Dex, Inc. and Minnesota Bank & Trust (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed November 9, 2021).

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

10.31

Warrant to Purchase Stock dated December 20, 2018 made by Monogram Ortohpaedics Inc. in favor of Pro-Dex, Inc. (incorporated herein by reference to Exhibit 10.31 to the Company’s Form 10-K filed October 13, 2023).

10.32

Amendment No. 3 to Amended and Restated Credit Agreement dated December 29, 2023 by and between Pro-Dex, Inc. and Minnesota Bank & Trust, a division of HTLF Bank (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed January 3, 2024).

21 Ω	Subsidiaries

23 Ω	Consent of Independent Registered Public Accounting Firm.

31.1 Ω	Certification of the Chief Executive Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Ω	Certification of the Chief Financial Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 Ω	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97	Pro-Dex, Inc. Compensation Recovery Policy adopted by the Compensation Committee of the Board of Directors on December 1, 2023.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

Ω	Filed herewith.
*	Denotes management contract or compensatory arrangement.