Form 10-Q
period 2024-09-30
PRO DEX INC
filed 2024-10-31
CIK 788920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
OR
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

(Registrant's telephone number, incl?

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock outstanding as of the latest practicable date: 3,259,338 shares of common stock, no par value, as of October 31, 2024.

PRO-DEX, INC. AND SUBSIDIARY

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2024

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PRO-DEX, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share amounts)

	September 30, 2024	June 30, 2024
ASSETS
Current Assets:
Cash and cash equivalents	$3,081	$2,631
Investments	4,738	4,217
Accounts receivable, net of allowance for credit losses of $3 and $0 at September 30, 2024 and at June 30, 2024, respectively	13,456	13,887
Deferred costs	211	262
Inventory	16,604	15,269
Prepaid expenses and other current assets	412	345
Total current assets	38,502	36,611
Land and building, net	6,132	6,155
Equipment and leasehold improvements, net	5,183	5,024
Right-of-use asset, net	1,370	1,473
Intangibles, net	47	54
Deferred income taxes	1,555	1,555
Investments	1,475	1,563
Other assets	44	42
Total assets	$54,308	$52,477

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$4,442	$4,513
Accrued liabilities	4,019	3,359
Income taxes payable	423	632
Deferred revenue	—	14
Notes payable	2,401	4,374
Total current liabilities	11,285	12,892
Lease liability, net of current portion	1,063	1,182
Notes payable, net of current portion	11,083	7,536
Total non-current liabilities	12,146	8,718
Total liabilities	23,431	21,610
Shareholders’ Equity:
Common stock; no par value; 50,000,000 shares authorized; 3,297,510 and 3,363,412 shares issued and outstanding at September 30, 2024 and June 30, 2024, respectively	1,461	3,917
Retained earnings	29,416	26,950
Total shareholders’ equity	30,877	30,867
Total liabilities and shareholders’ equity	$54,308	$52,477

The accompanying notes are an integral part of these condensed consolidated financial statements.

PRO-DEX, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended September 30,
	2024	2023
Net sales	$14,892	$11,938
Cost of sales	9,742	8,280
Gross profit	5,150	3,658

Operating expenses:
Selling expenses	48	25
General and administrative expenses	1,246	995
Research and development costs	843	805
Total operating expenses	2,137	1,825
Operating income	3,013	1,833
Other income (expense):
Interest and dividend income	25	24
Unrealized gain (loss) on investments	433	(2,553)
Interest expense	(152)	(133)
Total other income (loss)	306	(2,662)

Income (loss) before income taxes	3,319	(829)
Provision for income taxes	853	(214)
Net income (loss)	$2,466	$(615)

Basic and diluted net income per share:
Basic net income (loss) per share	$0.76	$(0.17)
Diluted net income (loss) per share	$0.75	$(0.17)

Weighted-average common shares outstanding:
Basic	3,259,742	3,546,737
Diluted	3,292,142	3,546,737
Common shares outstanding	3,297,510	3,547,330

The accompanying notes are an integral part of these condensed consolidated financial statements.

PRO-DEX, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

(In thousands)

	Three Months Ended September 30,
	2024	2023
COMMON STOCK:
Balance, beginning of period	$3,917	$6,767
Share-based compensation expense	113	188
Share repurchases	(2,311)	—
Shares withheld from common stock issued to employees to pay employee payroll taxes	(273)	—
ESPP shares issued	15	32
Balance, end of period	$1,461	$6,987

RETAINED EARNINGS:
Balance, beginning of period	$26,950	$24,823
Net income (loss)	2,466	(615)
Balance, at end of period	$29,416	$24,208

Total shareholders’ equity	$30,877	$31,195

The accompanying notes are an integral part of these condensed consolidated financial statements.

PRO-DEX, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$2,466	$(615)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	302	283
Share-based compensation	113	188
Unrealized (gain) loss on marketable equity investments	(433)	2,553
Non-cash lease (recovery)	(5)	(2)
Amortization of loan fees	10	4
Credit loss expense	3	—
Changes in operating assets and liabilities:
Accounts receivable and other receivables	428	(1,082)
Deferred costs	51	(97)
Inventory	(1,335)	(97)
Prepaid expenses and other assets	(69)	95
Accounts payable and accrued expenses	579	35
Deferred revenue	(14)	—
Income taxes	(209)	(873)
Net cash provided by operating activities	1,887	392

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment and improvements	(431)	(126)
Net cash used in investing activities	(431)	(126)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on notes payable	(3,427)	(1,330)
Proceeds from Minnesota Bank & Trust loans, net of origination fees	4,990	—
Proceeds from stock option exercises and ESPP contributions	15	32
Payments of employee taxes on net issuance of common stock	(273)	—
Repurchases of common stock	(2,311)	—
Net cash used in financing activities	(1,006)	(1,298)

Net increase (decrease) in cash and cash equivalents	450	(1,032)
Cash and cash equivalents, beginning of period	2,631	2,936
Cash and cash equivalents, end of period	$3,081	$1,904

The accompanying notes are an integral part of these condensed consolidated financial statements.

PRO-DEX, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

(Unaudited)

(In thousands)

	Three Months Ended September 30,
	2024	2023
Supplemental disclosures of cash flow information:

Cash paid during the period for interest	$162	$140
Cash paid during the period for income taxes:
Federal income tax payments	$690	$565
California income tax payments	372	74
Massachusetts income tax payments	—	21
Total income tax payments	$1,062	$660

The accompanying notes are an integral part of these condensed consolidated financial statements.

PRO-DEX INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Pro-Dex, Inc. (“we,” “us,” “our,” “Pro-Dex,” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-K. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These financial statements should be read in conjunction with the financial statements presented in our Annual Report on Form 10-K for the fiscal year ended June 30, 2024. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and consist of a normal recurring nature. The results of operations for such interim periods are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended June 30, 2024.

Recently Issued and Not Yet Adopted Accounting Pronouncements

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes: Improvements to Income Tas Disclosures (Topic 740). ASU 2023-09 expands the existing rules on income tax disclosures. This update requires entities to disclose specific categories in the tax rate reconciliation, provide additional information for reconciling items that meet a quantitative threshold and disclose additional information about income taxes paid on an annual basis. The new disclosure requirements are effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. We are currently evaluating these new expanded disclosure requirements, but this standard will not impact our results of operations or financial position.

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

NOTE 3. NET SALES

The following table presents the disaggregation of net sales by revenue recognition model (in thousands):

	Three months ended September 30,
	2024	2023
Net Sales:
Over-time revenue recognition	$47	$190
Point-in-time revenue recognition	14,845	11,748
Total net sales	$14,892	$11,938

The timing of revenue recognition, billings, and cash collections results in billed accounts receivables, unbilled receivables (presented as deferred costs on our condensed consolidated balance sheets) and customer advances and deposits (presented as deferred revenue on our condensed consolidated balance sheets), where applicable. Amounts are generally billed as work progresses in accordance with agreed upon milestones. The over-time revenue recognition model consists of non-recurring engineering (“NRE”) and prototype services and typically relates to NRE services related to the evaluation, design or customization of a medical device and is typically recognized over time utilizing an input measure of progress based on costs incurred compared to the estimated total costs upon completion. During the three months ended September 30, 2024 and 2023, we recorded $14,000 and $0, respectively, of revenue that had been included in deferred revenue in the prior year. The revenue recognized from the contract liabilities consisted of satisfying our performance obligations during the normal course of business.

The following tables summarize our contract assets and liability balances (in thousands):

	As of and for the Three Months Ended September 30,
	2024	2023
Contract assets beginning balance	$262	$494
Expenses incurred during the year	57	219
Amounts reclassified to cost of sales	(102)	(105)
Amounts allocated to discounts for standalone selling price	(6)	(17)
Contract assets ending balance	$211	$591

	As of and for the Three Months Ended September 30,
	2024	2023
Contract liabilities beginning balance	$14	$—
Payments received from customers	—	43
Amounts reclassified to revenue	(14)	(43)
Contract liabilities ending balance	$—	$—

NOTE 4. COMPOSITION OF CERTAIN FINANCIAL STATEMENT ITEMS

Investments

Investments are stated at fair market value and consist of the following (in thousands):

	September 30, 2024	June 30, 2024
Marketable equity securities
Short-term	$4,738	$4,217
Long-term	1,475	1,563
Total Investments	$6,213	$5,780

Investments at September 30, 2024 and June 30, 2024 had an aggregate cost basis of $4.0 million. Both current and long-term marketable equity securities include equity securities of public companies that are thinly traded. We classified certain investments as long-term in nature because if we decide to sell these securities, we may not be able to sell our position within one year. At September 30, 2024, the investments included unrealized gains of $2.2 million (gross unrealized gains of $2.7 million offset by gross unrealized losses of $518,000). At June 30, 2024, the investments included net unrealized gains of $1.8 million (gross unrealized gains of $2.1 million offset by gross unrealized losses of $261,000).

Of the total marketable equity securities at September 30, 2024 and June 30, 2024, $748,000 and $987,000, respectively, represent an investment in the common stock of Air T, Inc. Two of our Board members are also board members of Air T, Inc. and both either individually or through affiliates, own an equity interest in Air T, Inc. Our Chairman, one of the two Board members aforementioned, also serves as the Chief Executive Officer and Chairman of Air T, Inc. Another of our Board members is employed by Air T, Inc. as its Chief of Staff. The shares were purchased through 10b5-1 Plans, that, in accordance with our internal policies regarding the approval of related-party transactions, were approved by our then three Board members that are not affiliated with Air T, Inc.

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

Inventory

Inventory is stated at the lower of cost (first-in, first-out) or net realizable value and consists of the following (in thousands):

	September 30, 2024	June 30, 2024
Raw materials/purchased components	$7,438	$6,703
Work in process	5,728	5,103
Sub-assemblies/finished components	2,810	2,342
Finished goods	628	1,121
Total inventory	$16,604	$15,269

Intangibles

Intangibles consist of the following (in thousands):

	September 30, 2024	June 30, 2024
Patent-related costs	$208	$208
Less accumulated amortization	(161)	(154)
	$47	$54

Patent-related costs consist of legal fees incurred in connection with both patent applications and a patent issuance and will be amortized over the estimated life of the product(s) that is or will be utilizing the technology, or expensed immediately in the event the patent office denies the issuance of the patent. Future amortization expense is estimated to be $27,000 for fiscal 2025 and $20,000 for fiscal 2026.

NOTE 5. WARRANTY

The warranty accrual is based on historical costs of warranty repairs and expected future identifiable warranty expenses and is included in accrued expenses in the accompanying condensed consolidated balance sheets. As of September 30, 2024 and June 30, 2024, the warranty reserve amounted to $300,000 and $277,000, respectively. Warranty expenses are included in cost of sales in the accompanying condensed consolidated statements of operations. Changes in estimates to previously established warranty accruals result from current period updates to assumptions regarding repair costs and warranty return rates and are included in current period warranty expense.

Information regarding the accrual for warranty costs for the three months ended September 30, 2024 and 2023 are as follows (in thousands):

	As of and for the Three Months Ended September 30,
	2024	2023
Beginning balance	$277	$200
Accruals during the period	90	24
Changes in estimates of prior period warranty accruals	(18)	(2)
Warranty amortization/utilization	(49)	(33)
Ending balance	$300	$189

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

	Three Months Ended September 30,
	2024	2023
Basic:
Net income (loss)	$2,466	$(615)
Weighted-average shares outstanding	3,260	3,547
Basic earnings (loss) per share	$0.76	$(0.17)
Diluted:
Net income (loss)	$2,466	$(615)
Weighted-average shares outstanding	3,260	3,547
Effect of dilutive securities	32	—
Weighted-average shares used in calculation of diluted earnings per share	3,292	3,547
Diluted earnings (loss) per share	$0.75	$(0.17)

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

Significant management judgment is required in determining our provision for income taxes and the recoverability of our deferred tax assets. Such determination is based primarily on our historical taxable income or loss, with some consideration given to our estimates of future taxable income or loss by jurisdictions in which we operate and the period over which our deferred tax assets would be recoverable. Our deferred tax asset is net of a valuation allowance in the amount of $71,000 as of September 30, 2024 and June 30, 2024.

We recognize accrued interest and penalties related to unrecognized tax benefits when applicable. As of September 30, 2024 and 2023, we recognized accrued interest of $6,000 and $7,000, respectively, related to unrecognized tax benefits. Our effective tax rate for both the three months ended September 30, 2024 and 2023, is 26% and is slightly less than our combined expected federal and applicable state corporate income tax rates due primarily to federal and state research credits.

We are subject to U.S. federal income tax, as well as income tax of California and Colorado, as well as Massachusetts through fiscal year ended June 30, 2024. We are currently open to audit under the statute of limitations by the Internal Revenue Service for the years ended June 30, 2021, and later.  However, because of our prior net operating losses and research credit carryovers, our tax years from June 30, 2013, are open to audit. We do not anticipate a significant change to the total amount of unrecognized tax benefits within the next 12 months.

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

Performance Awards

In December 2017, the Compensation Committee of our Board of Directors granted 200,000 performance awards to our employees under our 2016 Equity Incentive Plan, which will generally be paid in shares of our common stock. Whether any performance awards vest, and the amount that does vest, is tied to the completion of service periods that range from 7 months to 9.5 years at inception and the achievement of our common stock trading at certain pre-determined prices. The weighted-average fair value of the performance awards granted was $4.46, calculated using the weighted-average fair market value for each award, using a Monte Carlo simulation. In February 2020, the Compensation Committee reallocated 48,000 previously forfeited awards, having the same remaining terms and conditions, to certain employees. The weighted-average fair value of the performance awards reallocated in 2020 was $16.90, calculated using the weighted-average fair market value for each award, using a Monte Carlo simulation. In December 2021, the Compensation Committee reallocated an additional 17,500 previously forfeited awards, having the same remaining terms and conditions, to other employees. The weighted average fair value of the performance awards reallocated in 2021 was $20.34, calculated using the weighted average fair market value for each award, using a Monte Carlo simulation. In October 2023, the Compensation Committee reallocated an additional 15,200 previously forfeited awards, having the same remaining terms and conditions, to other employees. The weighted average fair value of the performance awards reallocated in 2023 was $10.04, calculated using the weighted average fair market value for each award, using a Monte Carlo simulation. We recorded share-based compensation expense of $7,000 and $15,000 for the three months ended September 30, 2024 and 2023, respectively, related to these performance awards. On September 30, 2024, there was approximately $48,000 of unrecognized compensation cost related to these non-vested performance awards, which is expected to be expensed over the weighted-average period of 1.75 years.

On July 1, 2024, it was determined by the Compensation Committee of our Board of Directors that the vesting of performance awards for 40,000 shares of common stock had been achieved. Each participant elected a net issuance to cover their individual withholding taxes and therefore we issued 25,134 shares and paid $273,000 of participant-related payroll tax liabilities.

Non-Qualified Stock Options

In December 2020, the Compensation Committee of our Board of Directors granted 310,000 non-qualified stock options to our directors and certain employees under the 2016 Equity Incentive Plan. The vesting of these stock options is tied to the completion of service periods that range from 18 months to 10.5 years from inception and the achievement of our common stock trading at certain pre-determined prices. We recorded compensation expense of $104,000 and $168,000 for the three months ended September 30, 2024 and 2023, respectively, related to these stock options. The weighted-average fair value of the stock option awards granted was $16.72, calculated using a Monte Carlo simulation. As of September 30, 2024, none of these stock options had vested and there was approximately $1.5 million of unrecognized compensation cost related to these non-vested stock options.

Employee Stock Purchase Plan

In September 2014, our Board approved the establishment of an Employee Stock Purchase Plan (the “ESPP”). The ESPP conforms to the provisions of Section 423 of the Internal Revenue Code, has coterminous offering and purchase periods of six months, and bases the pricing to purchase shares of our common stock on a formula so as to result in a per-share purchase price that approximates a 15% discount from the market price of a share of our common stock at the end of the purchase period. Our Board of Directors also approved the provision that shares formerly reserved for issuance under former stock option plans in excess of shares issuable pursuant to outstanding options, aggregating 704,715 shares, be reserved for issuance pursuant to the ESPP. The ESPP was approved by our shareholders at our 2014 Annual Meeting.

In October 2023, our Board approved an amendment to the ESPP (the “ESPP Amendment”), which extended the term of the ESPP for an additional ten years from January 2025 to January 2035. The ESPP Amendment was approved by our shareholders at our 2023 Annual Meeting.

During the three months ended September 30, 2024 and 2023, 940 and 2,021 shares were purchased, respectively, under the ESPP and allocated to employees based upon their contributions at discount prices of $16.22 and $15.82, respectively, per share. As of September 30, 2024, on a cumulative basis, since the inception of the ESPP plan, employees have purchased a total of 36,442 shares. During the three months ended September 30, 2024 and 2023, we recorded stock compensation expense in the amount of $3,000 and $6,000, respectively, relating to the ESPP.

NOTE 9. MAJOR CUSTOMERS & SUPPLIERS

Information with respect to customers that accounted for sales in excess of 10% of our total sales in either of the three-month periods ended September 30, 2024 and 2023 is as follows (in thousands, except percentages):

	Three Months Ended September 30,
	2024		2023
	Amount	Percent of Total	Amount	Percent of Total

Total revenue	$14,892	100%	$11,938	100%

Customer concentration:
Customer 1	$11,377	76%	$8,375	70%
Customer 2	1,837	12%	1,209	10%
Customer 3	760	5%	1,165	10%
Total	$13,974	93%	$10,749	90%

Information with respect to accounts receivable from those customers that comprised more than 10% of our gross accounts receivable at either September 30, 2024 and June 30, 2024 is as follows (in thousands, except percentages):

	September 30, 2024		June 30, 2024
Total gross accounts receivable	$13,459	100%	$13,887	100%

Customer concentration:
Customer 1	$10,090	75%	$10,488	76%
Customer 2	2,581	19%	2,423	17%
Total	$12,671	94%	$12,911	93%

During the three months ended September 30, 2024 and 2023, we had two and three suppliers, respectively, that each accounted for more than 10% of total inventory purchases. Amounts owed to the fiscal 2024 significant suppliers at September 30, 2024 totaled $1.7 million, and $248,000, respectively, and at June 30, 2024 totaled $1.4 million and $416,000, respectively.

NOTE 10. NOTES PAYABLE AND FINANCING TRANSACTIONS

Minnesota Bank & Trust (“MBT”)

As previously disclosed, we have several outstanding term loans as well as a revolving loan (the “Amended Revolving Loan”) with MBT. Additionally, on July 31, 2024 (the “Fourth Amendment Date”), we entered into Amendment No. 4 to our Amended and Restated Credit Agreement (the “Fourth Amendment”) with MBT which amends the Company’s Amended and Restated Credit Agreement. The Fourth Amendment (i) provides for a new term loan, Term Loan C, in the amount of $5.0 million, (ii) uses the proceeds from Term Loan C to repay the entire $3.0 million balance that was outstanding on the Fourth Amendment Date under the Amended Revolving Loan, and (iii) terminates our Supplemental Loan, under which no amounts had been drawn. Loan origination fees in the amount of $10,000 were paid to MBT in conjunction with Term Loan C.

The balance on our outstanding loans (in thousands) is as follows (exclusive of unamortized loan fees):

	September 30, 2024	June 30, 2024
Notes Payable:
Term Loan A	$3,579	$3,834
Term Loan B	533	571
Term Loan C	4,916	—
Property Loan	4,501	4,551
Amended Revolving Loan	—	3,000
Total notes payable	$13,529	$11,956

Term Loan A and B both bear interest at a fixed rate of 3.84% per annum, the Property Loan bears interest at a fixed rate of 3.55% per annum and both Term Note C and the Amended Revolving Loan bear interest at an annual rate equal to the greater of (a) 5%, or (b) SOFR for a one-month period from the website of the CME Group Benchmark Administration Limited plus 2.5% (the “Adjusted Term SOFR Rate”). Term Loan A and B are both fully amortizing and mature on November 1, 2027, Term Loan C is fully amortizing and matures on August 1, 2029, the Property Loan matures on November 1, 2030, at which time a balloon payment of $3.1 million is due, and the Amended Revolving Loan matures on December 29, 2025.

Any payment on Term Loan A, Term Loan B, Term Loan C, the Property Loan, or Amended Revolving Loan (collectively, the “Loans”) not made within seven days after the due date is subject to a late payment fee equal to 5% of the overdue amount. Upon the occurrence and during the continuance of an event of default, the interest rate of all Loans will be increased by 3% and MBT may, at its option, declare all of the Loans immediately due and payable in full. The Loans are secured by substantially all of the Company’s assets pursuant to a Security Agreement entered into on September 6, 2018, between the Company and MBT.

The Amended Credit Agreement, Amended Security Agreement, Term Note A, Term Note B, Term Note C, Property Note, and Amended Revolving Note contain representations and warranties, affirmative, negative and financial covenants, and events of default that are customary for loans of this type. We believe that we are in compliance with all of our debt covenants as of September 30, 2024, but there can be no assurance that we will remain in compliance for the duration of the term of these loans.

NOTE 11. COMMON STOCK

Share Repurchase Program

In December 2019, our Board approved a new share repurchase program authorizing us to repurchase up to 1 million shares of our common stock, as the prior repurchase plan authorized by our Board in 2013 was nearing completion. In accordance with, and as part of, these share repurchase programs, our Board has approved the adoption of several prearranged share repurchase plans intended to qualify for the safe harbor Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (“10b5-1 Plan” or “Plan”). During the three months ended September 30, 2024, we repurchased 91,976 shares at an aggregate cost, inclusive of fees under the Plan, of $2.3 million. During the three months ended September 30, 2023 we did not repurchase any shares. On a cumulative basis since 2013, we have repurchased a total of 1,473,325 shares under the share repurchase programs at an aggregate cost, inclusive of fees, of $23.0 million. All repurchases under the 10b5-1 Plans were administered through an independent broker.

NOTE 12. LEASES

Our operating lease right-of-use asset and long-term liability are presented separately on our condensed consolidated balance sheet. The current portion of our operating lease liability as of September 30, 2024, in the amount of $466,000, is presented within accrued expenses on the condensed consolidated balance sheet.

As of September 30, 2024, our operating lease has a remaining lease term of three years and an imputed interest rate of 5.53%. Cash paid for amounts included in the lease liability was $130,000 for the three months ended September 30, 2024, excluding $41,000 paid for common area maintenance charges.

As of September 30, 2024, the maturity of our lease liability is as follows (in thousands):

Operating Lease
Fiscal Year:
2025	$404
2026	551
2027	567
2028	143
Total lease payments	1,665
Less imputed interest	(136)
Total	$1,529

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

COMPANY OVERVIEW

The following discussion and analysis provide information that management believes is relevant to an assessment and understanding of the results of operations and financial condition of Pro-Dex, Inc. (“Company,” “Pro-Dex,” “we,” “our,” or “us”) for the three-month periods ended September 30, 2024 and 2023. This discussion should be read in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this report. This report contains certain forward-looking statements and information. The cautionary statements included herein should be read as being applicable to all related forward-looking statements wherever they may appear. Our actual future results could differ materially from those discussed herein.

Except for the historical information contained herein, the matters discussed in this report, including, but not limited to, discussions of our product development plans, business strategies, strategic opportunities, and market factors influencing our results, are forward-looking statements that involve certain risks and uncertainties. Actual results may differ from those anticipated by us as a result of various factors, both foreseen and unforeseen, including, but not limited to, our ability to continue to develop new products and increase sales in markets characterized by rapid technological evolution, consolidation within our target marketplace and among our competitors, employee turnover, competition from larger, better capitalized competitors, and our ability to realize returns on opportunities. Many other economic, competitive, governmental, and technological factors could impact our ability to achieve our goals. You are urged to review the risks, uncertainties, and other cautionary language described in this report, as well as in our other public disclosures and reports filed with the Securities and Exchange Commission (“SEC”) from time to time, including, but not limited to, the risks, uncertainties, and other cautionary language discussed in our Annual Report on Form 10-K for our fiscal year ended June 30, 2024.

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

Basis of Presentation

The condensed consolidated results of operations presented in this report are not audited and those results are not necessarily indicative of the results to be expected for the entirety of our fiscal year ending June 30, 2025, or any other interim period during such fiscal year. Our fiscal year ends on June 30 and our fiscal quarters end on September 30, December 31, and March 31. Unless otherwise stated, all dates refer to our fiscal year and those fiscal quarters.

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used or changes in the accounting estimate that are reasonably likely to occur could materially change the financial statements. Management believes that there have been no significant changes during the three months ended September 30, 2024, to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for our fiscal year ended June 30, 2024.

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

In summary, our current objectives are focused primarily on maintaining our relationships with our current medical device customers, investing in research and development activities to design unique medical devices as well as Pro-Dex branded drivers to leverage our torque-limiting software, expanding our manufacturing capacity through the commencement of operations at the Franklin Property, and promoting active product development proposals to new and existing customers for both orthopedic shavers and screw drivers for a multitude of surgical applications, while monitoring closely the progress of all these individual endeavors. While we expect revenue growth in the future, it may not be a consistent trajectory but rather periods of incremental growth that current expenditures are helping to create. However, there can be no assurance that we will be successful in any of these objectives.

Results of Operations

The following tables set forth results from continuing operations for the three months ended September 30, 2024, and 2023 (in thousands, except percentages):

	Three Months Ended September 30,
	2024		2023
	Dollars in thousands
		% of Net Sales		% of Net Sales
Net sales	$14,892	100%	$11,938	100%
Cost of sales	9,742	65%	8,280	69%
Gross profit	5,150	35%	3,658	31%
Selling expenses	48	—	25	—
General and administrative expenses	1,246	8%	995	8%
Research and development costs	843	6%	805	7%
	2,137	14%	1,825	15%
Operating income	3,013	20%	1,833	15%
Other income (loss), net	306	2%	(2,662)	(22%)
Income before income taxes	3,319	22%	(829)	(7%)
Provision for income taxes	853	6%	(214)	(2%)
Net income (loss)	$2,466	17%	$(615)	(5%)

Revenue

The majority of our revenue is derived from designing, developing, and manufacturing surgical devices. We continue to sell our rotary air motors for industrial and scientific applications, but our focus remains in medical devices. The proportion of total sales by type is as follows (in thousands, except percentages):

	Three Months Ended September 30,				Increase (Decrease) From 2023 to 2024
	2024		2023
	Dollars in thousands
		% of Net Sales		% of Net Sales
Net sales:
Medical device	$9,912	67%	$7,808	65%	27%
Industrial and scientific	143	1%	141	1%	1%
Dental and component	42	—	39	—	8%
NRE & proto-types	48	—	190	2%	(75%)
Repairs	5,136	35%	4,023	34%	28%
Discounts and other	(389)	(3%)	(263)	(2%)	48%
	$14,892	100%	$11,938	100%	25%

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

	Three Months Ended September 30,				Increase (Decrease) From 2023 to 2024
	2024		2023
	Dollars in thousands
		% of Med Device Sales		% of Med Device Sales
Medical device sales:
Orthopedic	$6,695	68%	$4,838	62%	38%
CMF	2,201	22%	1,634	21%	35%
Thoracic	1,016	10%	1,336	17%	(24%)
	$9,912	100%	$7,808	100%	27%

Our medical device revenue increased $2.1 million, or 27%, for the three months ended September 30, 2024 compared to the corresponding period of the prior fiscal year. Our orthopedic sales increased $1.9 million, or 38%, for the three months ended September 30, 2024 compared to the corresponding period of the prior fiscal year, due in part, to our largest customer requesting shipment of their next generation handpiece, or end-effector, to satisfy quantities requested for a limited market release. We expect production shipments of this newest generation to ramp up in the third and fourth quarters of fiscal 2025. Recurring revenue from distributors of CMF drivers increased $567,000, or 35%, for the three months ended September 30, 2024 compared to the corresponding period of the prior fiscal year. While we do not have much visibility into our customers’ distribution networks, this level of change (whether an increase or decrease) is not uncommon and fluctuations occur based upon required inventory levels. Our thoracic sales decreased by $320,000, or 24% for the three months ended September 30, 2024, compared to the corresponding period of the prior fiscal year.

Sales of our compact pneumatic air motors increased $2,000, or 1%, for the three months ended September 30, 2024 compared to the corresponding period of the prior fiscal year. The relatively flat sales volume is consistent with our lack of substantive marketing efforts. Sales of our dental products and components increased $3,000, or 8%, for the three months ended September 30, 2024 compared to the corresponding period of the prior fiscal year, which negligible increase is expected given our prior disclosures that we are no longer pursuing this line of business. Our non-recurring engineering (“NRE”) and proto-type revenue decreased $142,000, for the three months ended September 30, 2024 compared to the corresponding period of the prior fiscal year, due to a decline in billable contracts. Our NRE and proto-type revenue is typically a small percentage of our total revenue and can vary significantly from quarter to quarter.

Repair revenue increased by $1.1 million, or 28%, for the three months ended September 30, 2024 compared to the corresponding period of the prior fiscal year, due to an increased number of repairs of the orthopedic handpiece we sell to our largest customer. This increase relates to the continuation of the previously disclosed enhanced repair program.

Discounts and other increased by $126,000 in the first quarter of fiscal 2025 compared to the corresponding period of the prior fiscal year, due to volume rebates related to the orthopedic handpiece we sell to our largest customer, which they negotiated in conjunction with our contract extension through 2025.

At September 30, 2024, we had a backlog of approximately $56.8 million, of which $45.6 million is scheduled for delivery during the remainder of fiscal 2025. Our backlog represents firm purchase orders received and acknowledged from our customers and does not include all revenue expected to be generated from existing customer contracts. We may experience variability in our new order bookings due to various reasons, including, but not limited to, the timing of major new product launches and customer planned inventory builds. However, we do not typically experience seasonal fluctuations in our shipments and revenues.

Cost of Sales and Gross Margin

	Three Months Ended September 30,				Increase (Decrease) From 2023 to 2024
	2024		2023
	Dollars in thousands
Cost of sales:		% of Net Sales		% of Net Sales
Product costs	$9,347	63%	$8,543	71%	9%
Under-(over) absorption of manufacturing costs	325	2%	(285)	(2%)	214%
Inventory and warranty charges	70	—	22	—	218%
Total cost of sales	$9,742	65%	$8,280	69%	18%
Gross profit and gross margin	$5,150	35%	$3,658	31%	41%

Cost of sales for the three months ended September 30, 2024, increased by $1.5 million, or 18%, compared to the corresponding period of the prior fiscal year. The increase in cost of sales is consistent with the 25% increase in revenue for the same period. Product costs increased by $804,000, or 9%, during the three months ended September 30, 2024, compared to the corresponding period of the prior fiscal year, which is consistent with higher revenue generated in the first quarter of fiscal 2025. During the three months ended September 30, 2024 we experienced under-absorption of $325,000 in manufacturing costs compared to $285,000 over-absorption during the corresponding period of the prior fiscal year. We anticipate growth in our direct labor costs this fiscal year such that our absorption will stabilize without the need to increase our labor and overhead rates. Costs related to inventory and warranty charges increased $48,000 for the three months ended September 30, 2024 compared to the corresponding period of the prior fiscal year, due primarily to an increase in warranty reserves.

Gross profit increased by approximately $1.5 million, or 41%, for the three months ended September 30, 2024 compared to the corresponding period of the prior fiscal year, and gross margin as a percentage of sales increased by four percentage points between such periods, primarily as a result of a more favorable product mix of sales during the three months ended September 30, 2024 compared to the corresponding period of the prior fiscal year.

Operating Costs and Expenses

	Three Months Ended September 30,				Increase (Decrease) From 2023 to 2024
	2024		2023
	Dollars in thousands
		% of Net Sales		% of Net Sales
Operating expenses:
Selling expenses	$48	—	$25	—	92%
General and administrative expenses	1,246	8%	995	8%	25%
Research and development costs	843	6%	805	7%	5%
	$2,137	14%	$1,825	15%	17%

Selling expenses consist of salaries and other personnel-related expenses in support of business development, as well as trade show attendance, advertising and marketing expenses, and travel and related costs incurred in generating and maintaining our customer relationships. Selling expenses for the three months ended September 30, 2024 increased $23,000, or 92%, compared to the corresponding period of the prior fiscal year. The increase relates to recruiting fees related to an ongoing search for a director of business development.

General and administrative expenses (“G&A”) consist of salaries and other personnel-related expenses of our accounting, finance, and human resources personnel, professional fees, directors’ fees, and other costs and expenses attributable to being a public company. G&A expenses increased by $251,000, or 25%, for the three months ended September 30, 2024, when compared to the corresponding period of the prior fiscal year. The increase in total G&A expenses relates to higher payroll and personnel expenses including higher bonus accruals.

Research and development costs generally consist of compensation and other personnel-related costs of our engineering and support personnel, related professional and consulting fees, patent-related fees, lab costs, materials, and travel and related costs incurred in the development and support of our products. Research and development costs increased $38,000, or 5%, for the three months ended September 30, 2024 compared to the corresponding period of the prior fiscal year. The increase is due primarily to an increase in internal project spending and a reduction in billable project offsets, partially offset by a reduction in personnel-related expenses.

The majority of our research and development costs relate to sustaining activities related to products we currently manufacture and sell. As we introduce new products into the market, we expect to see an increase in sustaining and other engineering expenses. Typical examples of sustaining engineering activities include, but are not limited to, end-of-life component replacement, especially in electronic components found in our printed circuit board assemblies, analysis of customer complaint data to improve process and design, replacement and enhancement of tooling and fixtures used in the machine shop, assembly operations, and inspection areas to improve efficiency and through-put.

Other Income (Expense), Net

Interest and Dividend Income

The interest and dividend income recorded during the three months ended September 30, 2024 and 2023, consists primarily of interest and dividends from our investments and money market accounts.

Unrealized Gain (Loss) on Investments

The unrealized gain or (loss) on marketable securities for the quarters ended September 30, 2024 and 2023, relates to our portfolio of investments described more fully in Note 4 to the condensed consolidated financial statements contained elsewhere in this report.

Interest Expense

The interest expense recorded during the three months ended September 30, 2024 and 2023, relates to our Minnesota Bank and Trust (“MBT”) loans described more fully in Note 10 to the condensed consolidated financial statements contained elsewhere in this report.

Income Tax Expense

The effective tax rate for both the three months ended September 30, 2024 and 2023, is 26%. and is slightly less than our combined expected federal and applicable state corporate income tax rates due primarily to federal and state research credits.

Liquidity and Capital Resources

Cash and cash equivalents at September 30, 2024 increased $450,000 to $3.1 million as compared to $2.6 million at June 30, 2024. The following table includes a summary of our condensed statements of cash flows contained elsewhere in this report.

	As of and For the Three Months Ended September 30,
	2024	2023
	(in thousands)
Cash provided by (used in):
Operating activities	$1,887	$392
Investing activities	$(431)	$(126)
Financing activities	$(1,006)	$(1,298)

Cash and working capital:
Cash and cash equivalents	$3,081	$1,904
Working capital	$27,217	$23,143

Operating Activities

Net cash provided by operating activities during the three months ended September 30, 2024 totaled $1.9 million. Our net income was $2.5 million, which includes $433,000 of unrealized gains on our marketable securities as well as non-cash depreciation and amortization and stock-based compensation in the amount of $302,000 and $113,000, respectively. Additionally, our inventory and income taxes payable increased by $1.3 million and $209,000, respectively. Offsetting these outflows of cash, our accounts receivable decreased by $428,000 and accounts payable and accrued expenses increased by $579,000.

Net cash provided by operating activities during the three months ended September 30, 2023 totaled $392,000. This is primarily because our net loss of $615,000 for the three months ended September 30, 2023 included non-cash unrealized loss on investments, share-based compensation and depreciation and amortization of $2.6 million, $188,000 and $283,000, respectively. Uses of cash arose primarily from an increase in accounts receivable of $1.1 million related to increased sales and our increase in income tax assets of $873,000.

Investing Activities

Net cash used in investing activities for the three months ended September 30, 2024 was $431,000 and related to the purchase of equipment and improvements.

Net cash used in investing activities for the three months ended September 30, 2023 was $126,000 and related to the purchase of equipment and improvements.

Financing Activities

Net cash used in financing activities for the three months ended September 30, 2024 included the repurchase of $2.3 million of common stock pursuant to our share repurchase program, and proceeds of $5.0 million from a new term loan from MBT, offset by principal payments totaling $3.4 million. Additionally, we paid $273,000 of employee payroll taxes related to the award of 40,000 shares of common stock to employees under previously granted performance awards.

Net cash used in financing activities for the three months ended September 30, 2023 included principal payments of $1.3 million on our loans from MBT, which included a $1.0 million payment against our revolving loan.

Financing Facilities & Liquidity Requirements for the Next Twelve Months

As of September 30, 2024, our working capital was $27.2 million. We currently believe that our existing cash and cash equivalent balances together with our accounts receivable balances will provide us sufficient funds to satisfy our cash requirements as our business is currently conducted for at least the next 12 months. In addition to our cash and cash equivalent balances, we expect to derive a portion of our liquidity from our cash flows from operations.

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

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer and principal accounting officer) have concluded based on their evaluation as of September 30, 2024, that our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) are not effective due to a material weakness. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer and principal accounting officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual and interim financial statements will not be detected or prevented on a timely basis. A material weakness was discovered relating to controls related to the existence of inventory during fiscal 2024 and as of September 30, 2024, we are continuing to remediate this weakness. While we believe that our inventory exists and is accurately recorded and properly valued at September 30, 2024, we are continuing to expand our internal controls over the existence of inventory and have hired a warehouse manager in the second quarter of fiscal 2025 to ensure that we successfully implement effective standard operating procedures, provide adequate training to stockroom personnel, and continue our cycle count procedures.

 Internal Control over Financial Reporting

During the three months ended September 30, 2024, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Our business, future financial condition, and results of operations are subject to a number of factors, risks, and uncertainties, which are disclosed in Item 1A, entitled “Risk Factors,” in Part I of our Annual Report on Form 10-K for our fiscal year ended June 30, 2024, as well as any amendments thereto or additions and changes thereto contained in this quarterly report on Form 10-Q for the quarter ended September 30, 2024. Additional information regarding some of those risks and uncertainties is contained in the notes to the condensed consolidated financial statements included elsewhere in this report and in Part I, Item 2, of this report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The risks and uncertainties disclosed in our Form 10-K, our quarterly reports on Form 10-Q, and other reports filed with the SEC are not necessarily all of the risks and uncertainties that may affect our business, financial condition, and results of operations in the future. There have been no material changes to the risk factors as disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2024.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchases by us of our common stock during the quarter ended September 30, 2024, were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2024 to July 31, 2024	—	—	—	444,030
August 1, 2024 to August 31, 2024	29,363	$20.42	29,363	414,667
September 1, 2024 to September 30, 2024	62,613	$27.35	62,613	352,054
Total	91,976	$25.13	91,976

All repurchases were made pursuant to our previously announced repurchase programs. For information concerning our repurchase program, please see the discussion under the caption “Share Repurchase Program” in Note 11 to the condensed consolidated financial statements included elsewhere in this report.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Insider Trading Arrangements and Policies

On September 20, 2024, one of our directors, Ray Cabillot, through Farnam Street Partners, adopted a “Rule 10b5-1 trading arrangement” as such term is defined in Item 408(a) of Regulations S-K. This trading arrangement is intended to satisfy the Rule 10b5-1 affirmative defense. This trading arrangement commences on January 9, 2025, terminates on December 31, 2025, unless earlier terminated in accordance with its terms, and covers the disposition of up to 90,000 shares of our common stock. The remaining terms of the trading arrangement are confidential. No additional directors or officers informed us of the adoption, modification or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

ITEM 6.	EXHIBITS
Exhibit	Description
10.1	Amendment No 4 to Amended and Restated Credit Agreement dated July 31, 2024 by and between Pro-Pro-Dex, Inc. and Minnesota Bank & Trust, a division of HTLF Bank (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed August 5, 2024).
10.2	Promissory Note dated July 31, 2024 made by Pro-Dex, Inc. in favor of Minnesota Bank & Trust, a division of HTLF Bank (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed August 5, 2024).
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRO-DEX, INC.

Date: October 31, 2024	By:	/s/ Richard L. Van Kirk
Richard L. Van Kirk
Chief Executive Officer (principal executive officer)

Date: October 31, 2024	By:	/s/ Alisha K. Charlton
Alisha K. Charlton
Chief Financial Officer (principal financial officer and principal accounting officer)