Form 10-Q
period 2024-12-31
PRO DEX INC
filed 2025-01-30
CIK 788920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2024
OR
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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock outstanding as of the latest practicable date: 3,261,043 shares of common stock, no par value, as of January 28, 2025.

PRO-DEX, INC. AND SUBSIDIARY

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2024

i

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PRO-DEX, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands except per share amounts)

	December 31, 2024	June 30, 2024
ASSETS
Current assets:
Cash and cash equivalents	$66	$2,631
Investments	4,671	4,217
Accounts receivable, net of allowance for expected credit losses of $27 and $0 at December 31, 2024 and at June 30, 2024, respectively	18,467	13,887
Deferred costs	152	262
Inventory	19,611	15,269
Prepaid expenses and other current assets	1,333	345
Total current assets	44,300	36,611
Land and building, net	6,108	6,155
Equipment and leasehold improvements, net	5,443	5,024
Right-of-use asset, net	1,265	1,473
Intangibles, net	40	54
Deferred income taxes, net	1,555	1,555
Investments	1,619	1,563
Other assets	44	42
Total assets	$60,374	$52,477

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,689	$4,513
Accrued liabilities	5,234	3,359
Income taxes payable	303	632
Deferred revenue	—	14
Notes payable	5,913	4,374
Total current liabilities	17,139	12,892
Lease liability, net of current portion	939	1,182
Notes payable, net of current portion	10,474	7,536
Total non-current liabilities	11,413	8,718
Total liabilities	28,552	21,610
Shareholders’ equity:
Common stock; no par value; 50,000,000 shares authorized; 3,260,390 and 3,363,412 shares issued and outstanding at December 31, 2024 and June 30, 2024, respectively	366	3,917
Retained earnings	31,456	26,950
Total shareholders’ equity	31,822	30,867
Total liabilities and shareholders’ equity	$60,374	$52,477

The accompanying notes are an integral part of these condensed consolidated financial statements.

PRO-DEX, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023

Net sales	$16,793	$12,588	$31,686	$24,526
Cost of sales	11,721	9,786	21,464	18,066
Gross profit	5,072	2,802	10,222	6,460

Operating expenses:
Selling expenses	49	37	98	63
General and administrative expenses	1,389	1,200	2,635	2,195
Research and development costs	942	788	1,784	1,593
Total operating expenses	2,380	2,025	4,517	3,851

Operating income	2,692	777	5,705	2,609
Interest expense	(204)	(139)	(357)	(271)
Unrealized gain (loss) on marketable equity investments	77	(40)	510	(2,593)
Interest and other income	21	22	46	46
Income (loss) before income taxes	2,586	620	5,904	(209)
Income tax benefit (expense)	(546)	(120)	(1,398)	94
Net income (loss)	$2,040	$500	$4,506	$(115)

Basic net income (loss) per share
Net income (loss) per share	$0.63	$0.14	$1.36	$(0.03)
Diluted net income (loss) per share:
Net income (loss) per share	$0.61	$0.14	$1.33	$(0.03)

Weighted-average common shares outstanding:
Basic	3,261,145	3,546,901	3,314,207	3,546,819
Diluted	3,337,337	3,611,701	3,378,862	3,546,819
Common shares outstanding	3,260,390	3,541,045	3,260,390	3,541,045

The accompanying notes are an integral part of these condensed consolidated financial statements.

PRO-DEX, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

(In thousands)

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
Common stock:
Balance, beginning of period	$1,461	$6,987	$3,917	$6,767
Share-based compensation expense	130	198	243	386
Share repurchases	(1,192)	(107)	(3,504)	(107)
Shares withheld from common stock issued to employees to pay employee payroll taxes	(33)	—	(305)	—
ESPP shares issued	—	—	15	32
Balance, end of period	366	7,078	366	7,078

Retained earnings:
Balance, beginning of period	29,416	24,208	26,950	24,823
Net income (loss)	2,040	500	4,506	(115)
Balance, end of period	31,456	24,708	31,456	24,708

Total shareholders’ equity	$31,822	$31,786	$31,822	$31,786

The accompanying notes are an integral part of these condensed consolidated financial statements.

PRO-DEX, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended December 31,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$4,506	$(115)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	615	568
Share-based compensation	243	386
Unrealized (gain) loss on marketable equity investments	(510)	2,593
Non-cash lease recovery	(14)	(7)
Amortization of loan fees, net	13	—
Credit loss expense	27	—
Changes in operating assets and liabilities:
Accounts receivable	(4,606)	(3,217)
Deferred costs	109	82
Inventory	(4,342)	1,141
Prepaid expenses and other assets	(991)	(605)
Accounts payable and accrued expenses	3,030	340
Deferred revenue	(14)	—
Income taxes payable	(329)	(64)
Net cash provided by (used in) operating activities	(2,263)	1,102

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	—	(1,250)
Purchases of equipment and improvements	(973)	(759)
Net cash used in investing activities	(973)	(2,009)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchases of common stock	(3,504)	(107)
Proceeds from ESPP contributions	15	32
Payment of employee payroll taxes on net issuance of common stock	(305)	—
Proceeds from Minnesota Bank & Trust revolving loan	8,490	2,000
Principal payments on notes payable and revolving loan	(4,025)	(2,665)
Net cash provided by (used in) financing activities	671	(740)

Net decrease in cash and cash equivalents	(2,565)	(1,647)
Cash and cash equivalents, beginning of period	2,631	2,936
Cash and cash equivalents, end of period	$66	$1,289

The accompanying notes are an integral part of these condensed consolidated financial statements.

PRO-DEX, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

(Unaudited)

(In thousands)

	Six Months Ended December 31,
	2024	2023
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$338	$272

Cash paid during the period for income taxes by jurisdiction:
Federal income tax payments	$1,570	$565
California income tax payments	1,100	74
Massachusetts income tax payments	—	21
Total income tax payments	$2,670	$660

Non-cash investing and financing activity:
Cashless stock option exercise	$117	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

PRO-DEX, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Pro-Dex, Inc. (“we,” “us,” “our,” “Pro-Dex,” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q and applicable provisions of Regulation S-K. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These financial statements should be read in conjunction with the financial statements presented in our Annual Report on Form 10-K for the fiscal year ended June 30, 2024. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results of operations for such interim periods are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended June 30, 2024.

Recently Issued and Not Yet Adopted Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09, Income Taxes: Improvements to Income Tax Disclosures (Topic 740). ASU 2023-09 expands the existing rules on income tax disclosures. This update requires entities to disclose specific categories in the tax rate reconciliation, provide additional information for reconciling items that meet a quantitative threshold and disclose additional information about income taxes paid on an annual basis. The new disclosure requirements are effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. We are currently evaluating these new expanded disclosure requirements, but this standard will not impact our results of operations or financial position.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting: Improvements to Reportable Segment Disclosures (Topic280), which expands disclosure requirements to require entities to disclose significant segment expenses that are regularly provided to, or easily computed from information regularly provided to, the entity’s chief operating decision maker. This update also requires all annual disclosures currently required by Topic 280 to be disclosed in interim periods. The new disclosure requirements are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. Although our business, as currently operated, has only one segment, we are evaluating the new disclosure requirements to ensure compliance.

NOTE 2. DESCRIPTION OF BUSINESS

We specialize in the design, development, and manufacture of autoclavable, battery-powered and electric, multi-function surgical drivers and shavers used primarily in the orthopedic, thoracic, and maxocranial facial markets. We have patented adaptive torque-limiting software and proprietary sealing solutions that appeal to our customers, primarily medical device distributors. We also manufacture and sell rotary air motors to a wide range of industries.

In August 2020, we formed a wholly owned subsidiary, PDEX Franklin, LLC (“PDEX Franklin”), to hold title for an approximate 25,000 square foot industrial building in Tustin, California (the “Franklin Property”) that we acquired in November 2020, to allow for the continued growth of our business. The condensed consolidated financial statements include the accounts of the Company and PDEX Franklin and all significant inter-company accounts and transactions have been eliminated. This subsidiary has no separate operations.

PRO-DEX, INC. AND SUBSIDIARY NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3. NET SALES

The following table presents the disaggregation of net sales by revenue recognition model (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
Net Sales:
Over-time revenue recognition	$41	$338	$89	$528
Point-in-time revenue recognition	16,752	12,250	31,597	23,998
Total net sales	$16,793	$12,588	$31,686	$24,526

The timing of revenue recognition, billings, and cash collections results in billed accounts receivables, unbilled receivables (presented as deferred costs on our condensed consolidated balance sheets), and customer advances and deposits (presented as deferred revenue on our condensed consolidated balance sheets), where applicable. Amounts are generally billed as work progresses in accordance with agreed upon milestones. The over-time revenue recognition model consists of non-recurring engineering (“NRE”) and prototype services and typically relates to NRE services related to the evaluation, design, or customization of a medical device and is typically recognized over time utilizing an input measure of progress based on costs incurred compared to the estimated total costs upon completion. During the three and six months ended December 31, 2024 we recorded $0 and $14,000, respectively, of revenue that had been included in deferred revenue in the prior year. During the three and six months ended December 31, 2023, we did not record any revenue that had been included in deferred revenue in the prior year. The revenue recognized from contract liabilities consisted of satisfying our performance obligations during the normal course of business. As of December 31, 2024 and 2023, we did not have any deferred revenue.

The following tables summarize our contract assets (in thousands):

	As of and for the Three Months Ended December 31,		As of and for the Six Months Ended December 31,
	2024	2023	2024	2023
Contract assets beginning balance	$211	$591	$262	$494
Expenses incurred during the year	40	$107	$97	$326
Amounts reclassified to cost of sales	(99)	(277)	(201)	(382)
Amounts allocated to discounts for standalone selling price	—	(9)	(6)	(26)
Contract assets ending balance	$152	$412	$152	$412

PRO-DEX, INC. AND SUBSIDIARY NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4. COMPOSITION OF CERTAIN FINANCIAL STATEMENT ITEMS

Inventory

Inventory is stated at the lower of cost (first-in, first-out) or net realizable value and consists of the following (in thousands):

	December 31, 2024	June 30, 2024
Raw materials/purchased components	$8,733	$6,703
Work in process	7,305	5,103
Sub-assemblies/finished components	2,883	2,342
Finished goods	690	1,121
Total inventory	$19,611	$15,269

Investments

Investments are stated at market value and consist of the following (in thousands):

	December 31, 2024	June 30, 2024
Marketable equity securities:
Short-term	$4,671	$4,217
Long-term	1,619	1,563
Total Investments	$6,290	$5,780

Investments at December 31, 2024 and June 30, 2024 had an aggregate cost basis of $4.0 million. Our investments include equity investments of thinly traded securities some of which are classified as long term in nature because if we decide to sell these securities, we may not be able to sell our position within one year. At December 31, 2024, investments included net unrealized gains of $2.3 million (gross unrealized gains of $2.7 million offset by gross unrealized losses of $341,000). At June 30, 2024, investments included net unrealized gains of $1.8 million (gross unrealized gains of $2.1 million offset by gross unrealized losses of $261,000).

Of the total marketable equity securities at December 31, 2024 and June 30, 2024, $941,000 and $987,000, respectively, represent an investment in the common stock of Air T, Inc. (NasdaqCM: AIRT). Two of our Board members are also board members of Air T, Inc. and both either individually or through affiliates own an equity interest in Air T, Inc. Our Chairman, one of the two Board members aforementioned, also serves as the chief executive officer and chairman of Air T, Inc. Another of our Board members is employed by Air T, Inc. as its chief of staff. The shares were purchased through 10b5-1 Plans, that, in accordance with our internal policies regarding the approval of related-party transactions, were approved by our then three Board members that are not affiliated with Air T, Inc.

On October 6, 2023, in conjunction with the execution of a supply agreement with Monogram Technologies, Inc., formerly Monogram Orthopaedics Inc. (“Monogram”), we exercised a previously held warrant (the “Monogram Warrant”) in full in cash totaling $1,250,000 and received 1,828,551 shares of Monogram common stock (NasdaqCM: MGRM). The fair value of the Monogram common stock is reflected in short term in the table above. Our Chief Executive Officer, Richard (“Rick”) Van Kirk, is also a Monogram board member.

PRO-DEX, INC. AND SUBSIDIARY NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

We invest surplus cash from time to time through our Investment Committee, which is comprised of one management director, Rick Van Kirk, and two non-management directors, Raymond Cabillot and Nicholas Swenson, who chairs the committee. Both Messrs. Cabillot and Swenson are active investors with extensive portfolio management expertise. We leverage the experience of these committee members to make investment decisions for the investment of our surplus operating capital or borrowed funds. Additionally, many of our securities holdings include stocks of public companies that either Messrs. Cabillot or Swenson or both may own from time to time either individually or through the investment funds that they manage, or other companies whose boards they sit on, such as Air T, Inc.

Land and building

Land and building consist of the following (in thousands):

	December 31, 2024	June 30, 2024
Land	$3,684	$3,684
Building	2,815	2,815
Total	6,499	6,499
Less: accumulated depreciation	(391)	(344)
	$6,108	$6,155

In November 2020, we acquired the Franklin Property for a total purchase price of $6.5 million, of which we paid $1.3 million in cash and the balance of $5.2 million we financed (the “Property Loan”) through Minnesota Bank & Trust (“MBT”) (see Note 10) and we substantially completed the build-out of the property in the first quarter of fiscal 2022. We began operations in the new facility during the fourth quarter of fiscal 2023. The building is being amortized on a straight-line basis over a period of 30 years.

Intangibles

Intangibles consist of the following (in thousands):

	December 31, 2024	June 30, 2024
Patent-related costs	$208	$208
Less: accumulated amortization	(168)	(154)
	$40	$54

Patent-related costs consist of legal fees incurred in connection with both patent applications and a patent issuance and will be amortized over the estimated life of the product(s) that is or will be utilizing the technology, or expensed immediately in the event the patent office denies the issuance of the patent. Future amortization expense is expected to be $14,000 for the remainder of fiscal 2025 and $26,000 in fiscal 2026, at which time we expect these costs will be fully amortized.

NOTE 5. WARRANTY

Our warranty accrual is based on historical costs of warranty repairs and expected future identifiable warranty expenses and is included in accrued liabilities in the accompanying condensed consolidated balance sheets. As of December 31, 2024 and June 30, 2024, the warranty reserve amounted to $312,000 and $277,000, respectively. Warranty expenses are included in cost of sales in the accompanying condensed consolidated statements of income. Changes in estimates to previously established warranty accruals result from current period updates to assumptions regarding repair costs and warranty return rates and are included in current period warranty expense.

PRO-DEX, INC. AND SUBSIDIARY NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Information regarding the accrual for warranty costs for the three and six months ended December 31, 2024 and 2023, are as follows (in thousands):

	As of and for the Three Months Ended December 31,		As of and for the Six Months Ended December 31,
	2024	2023	2024	2023
Beginning balance	$300	$189	$277	$200
Accruals during the period	48	$29	$138	$53
Changes in estimates of prior period warranty accruals	(7)	8	(25)	7
Warranty amortization	(29)	(32)	(78)	(66)
Ending balance	$312	$194	$312	$194

NOTE 6. NET INCOME (LOSS) PER SHARE

We calculate basic net income (loss) per share by dividing net income by the weighted-average number of common shares outstanding during the reporting period. In income generating periods, the weighted-average number of common shares outstanding reflects the effects of potentially dilutive securities, which consist entirely of outstanding stock options, restricted stock, and performance awards.

The following table presents reconciliations of the numerators and denominators of the basic and diluted earnings (loss) per share computations for net income (loss). Because we incurred a net loss for the six months ended December 31, 2023, basic and diluted loss were the same, as the inclusion of 64,800 common shares potentially issuable under the terms of outstanding performance awards would have had an anti-dilutive effect. In the tables below, net income amounts represent the numerator, and weighted average shares outstanding amounts represent the denominator (in thousands, except share and per share amounts):

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
Basic:
Net income (loss)	$2,040	$500	$4,506	$(115)
Weighted average shares outstanding	3,261,145	3,546,901	3,314,207	3,546,819
Basic income (loss) per share	$0.63	$0.14	$1.36	$(0.03)
Diluted:
Net income (loss)	$2,040	$500	$4,506	$(115)
Weighted average shares outstanding	3,261,145	3,546,901	3,314,207	3,546,819
Effect of dilutive securities	76,192	64,800	64,655	—
Weighted average shares used in calculation of diluted earnings per share	3,337,337	3,611,701	3,378,862	3,546,819
Diluted income (loss) per share	$0.61	$0.14	$1.33	$(0.03)

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

We recognize accrued interest and penalties related to unrecognized tax benefits when applicable. As of December 31, 2024 and 2023, we recognized accrued interest of $54,000 and $61,000, respectively, related to unrecognized tax benefits. The effective tax rate for the three months ended December 31, 2024, and 2023 was 21% and 19%, respectively. The increase in the fiscal 2025 effective tax rate is due primarily to the release in fiscal 2024 of a $60,000 valuation allowance related to previously recognized unrealized losses on investments. We have not had a similar release of a valuation allowance during fiscal 2025. The effective tax rate for the six months ended December 31, 2024 and 2023 was 24% and 45%, respectively. The fiscal 2024 effective tax rate was similarly impacted due to the release of the valuation allowance recorded in the second quarter of fiscal 2024 and was a tax benefit since we had a year-to-date pre-tax loss.

We are subject to U.S. federal income tax, as well as income tax of California and Colorado, as well as Massachusetts through fiscal year ended June 30, 2024. Our U.S. federal income taxes are currently open to audit under the statute of limitations by the Internal Revenue Service for the fiscal years ended June 30, 2021 and after.  However, because of our prior net operating losses and research credit carryovers, our tax years from June 30, 2013 and after are open to audit. We do not anticipate a significant change to the total amount of unrecognized tax benefits within the next 12 months.

NOTE 8. SHARE-BASED COMPENSATION

Our 2016 Equity Incentive Plan provides for the award of up to 1,500,000 shares of our common stock in the form of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted shares, restricted stock units, performance awards, and other stock-based awards. As of December 31, 2024, performance awards for 200,000 shares of common stock, non-qualified stock options for 372,000 shares of common stock, and 18,000 restricted shares of common stock have been granted under the 2016 Equity Incentive Plan.

Performance Awards

In October 2023, the Compensation Committee of our Board (the “Compensation Committee”) reallocated previously forfeited performance awards for 15,200 shares of common stock, having the same remaining terms and conditions as the forfeited awards, to other employees. The weighted average fair value of the performance awards reallocated in 2023 was $10.17, calculated using the weighted average fair market value for each award, using a Monte Carlo simulation. During the three months ended December 31, 2024, and 2023, we recorded share-based compensation expense of $7,000 and $30,000, respectively, related to outstanding performance awards. During the six months ended December 31, 2024, and 2023, we recorded share-based compensation expense of $14,000 and $45,000, respectively, related to outstanding performance awards. On December 31, 2024, there was approximately $41,000 of unrecognized compensation cost related to non-vested performance awards, which is expected to be expensed over a weighted-average period of 1.50 years.

On July 1, 2024, it was determined by the Compensation Committee that the vesting of performance awards for 40,000 shares of common stock had been achieved. Each participant elected a net issuance to cover their individual withholding taxes and, therefore, we issued participants 25,134 shares of common stock and paid $273,000 of participant-related payroll tax liabilities.

PRO-DEX, INC. AND SUBSIDIARY NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Non-Qualified Stock Options

In December 2020, the Compensation Committee granted non-qualified stock options for 310,000 shares of common stock to our directors and certain employees under the 2016 Equity Incentive Plan. The vesting of these stock options is tied to the completion of service periods that range from 18 months to 10.5 years from the date of grant and the achievement of our common stock trading at certain pre-determined prices. The weighted average fair value of the stock option awards granted in fiscal 2021 was $16.72, calculated using a Monte Carlo simulation. During the three months ended December 31, 2024 and 2023, we recorded compensation expense of $104,000 and $168,000, respectively, related to these options. During the six months ended December 31, 2024 and 2023, we recorded compensation expense of $208,000 and $335,000, respectively, related to these options. As of December 31, 2024, none of these stock options had vested and there was approximately $1.4 million of unrecognized compensation cost related to these stock options.

Restricted Shares

In November 2024, the Compensation Committee awarded 18,000 restricted shares of common stock to our directors and certain employees under the 2016 Equity Incentive Plan. The shares vest ratably over five years from the date of grant. The fair value of the restricted shares on the date of grant was $857,000, based upon the closing price of our common stock on the date of grant. During the three months ended December 31, 2024, we recorded $19,000 of compensation expense related to these restricted shares. As of December 31, 2024, there was approximately $838,000 of unrecognized compensation cost related to these restricted shares.

Employee Stock Purchase Plan

In September 2014, our Board approved the establishment of an Employee Stock Purchase Plan (the “ESPP”) and reserved 704,715 shares of our common stock for issuance pursuant to the ESPP. The ESPP conforms to the provisions of Section 423 of the Internal Revenue Code, has coterminous offering and purchase periods of six months, and bases the pricing to purchase shares of our common stock on a formula so as to result in a per-share purchase price that approximates a 15% discount from the market price of a share of our common stock at the end of the purchase period. The ESPP was approved by our shareholders at our 2014 Annual Meeting. An amendment to the ESPP to extend its term for an additional ten years (through 2035) was approved by our Board in October 2023 and by our shareholders at our 2023 Annual Meeting.

During the three months ended December 31, 2024 and 2023, we did not record any share-based compensation expense relating to the ESPP, due to the fact that no six-month offering period ended during either quarter. During the six months ended December 31, 2024 and 2023, 940 and 2,021 shares of our common stock were purchased under the ESPP, respectively, and allocated to employees based upon their contributions at prices of $16.22 and $15.82, respectively, per share. On a cumulative basis, since the inception of the ESPP, employees have purchased a total of 36,442 shares of our common stock. During the six months ended December 31, 2024 and 2023, we recorded share-based compensation expense in the amount of $3,000 and $6,000, respectively, relating to the ESPP.

PRO-DEX, INC. AND SUBSIDIARY NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 9. MAJOR CUSTOMERS AND SUPPLIERS

Information with respect to customers that accounted for sales in excess of 10% of our total sales in either of the three-month or the six-month periods ended December 31, 2024 and 2023, is as follows (in thousands, except percentages):

	Three Months Ended December 31,
	2024		2023
	Amount	Percent of Total	Amount	Percent of Total

Net sales	$16,793	100%	$12,588	100%

Customer concentration:
Customer 1	$13,515	80%	$8,437	67%
Customer 2	1,784	11%	1,494	12%
Customer 3	804	5%	1,313	10%
Total	$16,103	96%	$11,244	89%

	Six Months Ended December 31,
	2024		2023
	Amount	Percent of Total	Amount	Percent of Total

Net sales	$31,686	100%	$24,526	100%

Customer concentration:
Customer 1	24,892	79%	16,812	69%
Customer 2	3,621	11%	2,703	11%
Customer 3	1,564	5%	1,965	8%
Total	$30,077	95%	$21,480	88%

Information with respect to accounts receivable from those customers that comprised more than 10% of our gross accounts receivable at either December 31, 2024 or June 30, 2024, is as follows (in thousands, except percentages):

	December 31, 2024		June 30, 2024
Total gross accounts receivable	$18,494	100%	$13,887	100%

Customer concentration:
Customer 1	$15,582	84%	$10,488	76%
Customer 2	2,226	12%	2,423	17%
Total.	$17,808	96%	$12,911	93%

During the three months ended December 31, 2024 and 2023, we had three and four suppliers, respectively, that accounted for 10% or more of total inventory purchases, and during the six months ended December 31, 2024 and 2023, we had three suppliers that accounted for more than 10% of our total inventory purchases. Amounts owed to the fiscal 2024 three most significant suppliers at December 31, 2024, totaled $1.8 million, $657,000 and $485,000, respectively, and at June 30, 2024, totaled $1.4 million, $372,000 and $416,000, respectively.

PRO-DEX, INC. AND SUBSIDIARY NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 10. NOTES PAYABLE AND FINANCING TRANSACTIONS

Minnesota Bank & Trust

As previously disclosed, we have several outstanding term loans as well as a revolving loan (the “Amended Revolving Loan”) under our Amended and Restated Credit Agreement with MBT (as subsequently amended, the “Amended Credit Agreement”). On July 31, 2024 (the “Fourth Amendment Date”), we entered into Amendment No. 4 to the Amended Credit Agreement (the “Fourth Amendment”) which, (i) provided for a new term loan, Term Loan C, in the amount of $5.0 million, (ii) used the proceeds from Term Loan C to repay the entire $3.0 million balance that was outstanding on the Fourth Amendment Date under the Amended Revolving Loan, and (iii) terminated our Supplemental Loan, under which no amounts had been drawn. Loan origination fees in the amount of $10,000 were paid to MBT in conjunction with Term Loan C. On December 23, 2024, we entered into Amendment No. 5 to the Amended Credit Agreement (the “Fifth Amendment”), which extended the maturity date of the Amended and Revolving Loan from December 29, 2025, to December 29, 2026.

The balance on our outstanding loans (in thousands) is as follows (exclusive of unamortized loan fees):

	December 31, 2024	June 30, 2024
Notes Payable:
Term Loan A	$3,320	$3,834
Term Loan B	494	571
Term Loan C	4,667	—
Property Loan	4,450	4,551
Amended Revolving Loan	3,500	3,000
Total notes payable	$16,431	$11,956

Term Loan A and B both bear interest at a fixed rate of 3.84% per annum, the Property Loan bears interest at a fixed rate of 3.55% per annum and Term Note C bears interest at an annual rate equal to the greater of (a) 5%, or (b) the SOFR one-month rate plus 2.5% (the “Adjusted Term SOFR Rate”). The Amended Revolving Loan bears interest at an annual rate equal to the greater of (a) 4%, or (b) the Adjusted Term SOFR Rate. Term Loan A and Term Loan B are both fully amortizing and mature on November 1, 2027, Term Loan C is fully amortizing and matures on August 1, 2029, the Property Loan matures on November 1, 2030, at which time a balloon payment in the principal amount of $3.1 million is due (plus any accrued and unpaid interest), and the Amended Revolving Loan matures on December 29, 2026.

Any payment on Term Loan A, Term Loan B, Term Loan C, the Property Loan, or Amended Revolving Loan (collectively, the “Loans”) not made within seven days after the due date is subject to a late payment fee equal to 5% of the overdue amount. Upon the occurrence and during the continuance of an event of default under any of the Loans, the interest rate of all Loans will be increased by 3% and MBT may, at its option, declare all of the Loans immediately due and payable in full. The Loans are secured by substantially all of the Company’s assets pursuant to a Security Agreement entered into between the Company and MBT. The Property Loan is secured by the Franklin Property pursuant to a Deed of Trust with Assignment of Leases and Rents, Security Agreement and Fixture Filing in favor of MBT and by an assignment of Leases and Rents by PDEX Franklin in favor of MBT (collectively, the “Property Loan Security Agreements”).

The Amended Credit Agreement, Amended Security Agreement, Property Loan Security Agreements,Term Note A, Term Note B, Term Note C, Property Note, and Amended Revolving Note contain representations and warranties, affirmative, negative and financial covenants, and events of default that are customary for loans of this type. We believe that we are in compliance with all of our debt covenants as of December 31, 2024, but there can be no assurance that we will remain in compliance for the duration of the term of the Loans.

PRO-DEX, INC. AND SUBSIDIARY NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 11. COMMON STOCK

Share Repurchase Program

In December 2019, our Board approved a new share repurchase program authorizing us to repurchase up to one million shares of our common stock, as the prior repurchase plan authorized by our Board in 2013 was nearing completion. In accordance with, and as part of, these share repurchase programs, our Board approved the adoption of several prearranged share repurchase plans intended to qualify for the safe harbor provided by Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (“10b5-1 Plan” or “Plan”). During the three and six months ended December 31, 2024, we repurchased 38,172 and 130,148 shares, respectively, at an aggregate cost, inclusive of fees under the Plan, of $1.2 million and $3.5 million, respectively. During both the three and six months ended December 31, 2023, we repurchased 6,285 shares at an aggregate cost, inclusive of fees under the Plan, of $107,000. On a cumulative basis, since implementation of the share repurchase program in 2013, we have repurchased a total of 1,511,497 shares under the share repurchase program at an aggregate cost, inclusive of fees, of $24.2 million. All repurchases under the 10b5-1 Plans were administered through an independent broker.

NOTE 12. LEASES

Our operating lease right-of-use asset and long-term liability are presented separately on our condensed consolidated balance sheets. The current portion of our operating lease liability as of December 31, 2024, in the amount of $476,000, is presented within accrued liabilities on the condensed consolidated balance sheets.

As of December 31, 2024, our operating lease has a remaining lease term of two years and nine months and an imputed interest rate of 5.53%. Cash paid for amounts included in the lease liability for the three and six months ended December 31, 2024 totaled $135,000 and $265,000, respectively, and for December 31, 2023 totaled $131,000 and $258,000, respectively.

As of December 31, 2024, the maturity of our lease liability is as follows (in thousands):

Operating Lease
Fiscal Year:
2025	269
2026	551
2027	567
2028	143
Total lease payments	1,530
Less imputed interest:	(115)
Total	$1,415

NOTE 13. COMMITMENTS AND CONTINGENCIES

Legal Matters

We may be involved from time to time in various legal proceedings arising either in the ordinary course of our business or incidental to our business. There can be no certainty, however, that we may not ultimately incur liability or that such liability will not be material and adverse.

NOTE 14. SUBSEQUENT EVENTS

We have evaluated subsequent events through the date of this report. There were no subsequent events that require disclosure.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited interim condensed consolidated financial statements and the related notes and other financial information appearing elsewhere in this report.

COMPANY OVERVIEW

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of the results of operations and financial condition of Pro-Dex, Inc. (“Company,” “Pro-Dex,” “we,” “our,” or “us”) for the three-month and six-month periods ended December 31, 2024 and 2023. This discussion should be read in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this report. This report contains certain forward-looking statements and information. The cautionary statements included herein should be read as being applicable to all related forward-looking statements wherever they may appear. Our actual future results could differ materially from those discussed herein.

Except for the historical information contained herein, the matters discussed in this report, including, but not limited to, discussions of our product development plans, business strategies, strategic opportunities, and market factors influencing our results, are forward-looking statements that involve certain risks and uncertainties. Actual results may differ from those anticipated by us as a result of various factors, both foreseen and unforeseen, including, but not limited to, our ability to continue to develop new products and increase sales in markets characterized by rapid technological evolution, our ability to optimize our operations at our Franklin facility, consolidation within our target marketplace and among our competitors, employee turnover, competition from larger, better capitalized competitors, and our ability to realize returns on opportunities. Many other economic, competitive, governmental, and technological factors could impact our ability to achieve our goals. You are urged to review the risks, uncertainties, and other cautionary language described in this report, as well as in our other public disclosures and reports filed with the Securities and Exchange Commission (“SEC”) from time to time, including, but not limited to, the risks, uncertainties, and other cautionary language discussed in our Annual Report on Form 10-K for our fiscal year ended June 30, 2024.

We specialize in the design, development, and manufacture of autoclavable, battery-powered, and electric, multi-function surgical drivers and shavers used primarily in the orthopedic, thoracic, and maxocranial facial (“CMF”) markets. We have patented adaptive torque-limiting software and proprietary sealing solutions that appeal to our customers, primarily medical device distributors. We also manufacture and sell rotary air motors to a wide range of industries.

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

Basis of Presentation

The condensed consolidated results of operations presented in this report are not audited and are not necessarily indicative of the results to be expected for the entirety of the fiscal year ending June 30, 2025, or any other interim period during such fiscal year. Our fiscal year ends on June 30 and our fiscal quarters end on September 30, December 31, and March 31. Unless otherwise stated, all dates refer to our fiscal year and those fiscal quarters.

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used or changes in the accounting estimate that are reasonably likely to occur could materially change the financial statements. Management believes that there have been no significant changes during the three and six months ended December 31, 2024 to the items that we disclosed as our critical accounting policies in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended June 30, 2024.

Business Strategy and Future Plans

Our business today is almost entirely driven by sales of our medical devices. Many of our significant customers place purchase orders for specific products that were developed under various development and/or supply agreements. Our customers may request that we design and manufacture a custom surgical device or they may hire us as a contract manufacturer to manufacture a product of their own design. In either case, we have extensive experience with autoclavable, battery-powered, and electric, multi-function surgical drivers and shavers. We continue to focus a significant percentage of our time and resources on providing outstanding products and service to our valued principal customers. During the first quarter of fiscal 2021, our largest customer executed an amendment to our existing supply agreement such that we shall continue to supply their surgical handpieces to them through calendar 2025 and we are currently in discussions with them to renew the agreement.

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

Our current objectives are focused primarily on maintaining our relationships with our current medical device customers, investing in research and development activities to design unique medical devices as well as Pro-Dex branded drivers to leverage our torque-limiting software, expanding our manufacturing capacity through the continuation of operations at the Franklin Property, and promoting active product development proposals to new and existing customers for both orthopedic shavers and screw drivers for a multitude of surgical applications, while monitoring closely the progress of all these individual endeavors. While we expect revenue growth in the future, it may not be a consistent trajectory but rather periods of incremental growth that current expenditures are helping to create. However, there can be no assurance that we will be successful in any of these objectives.

Description of Business Operations

Revenue

The majority of our revenue is derived from designing, developing, and manufacturing surgical devices for the medical device industry. The proportion of total sales by type is as follows (in thousands, except percentages):

	Three Months Ended December 31,				Six Months Ended December 31,
	2024		2023		2024		2023
		% of Revenue		% of Revenue		% of Revenue		% of Revenue
Net sales:
Medical device products	$12,232	73%	$8,945	71%	$22,144	70%	$16,754	68%
Industrial and scientific	167	1%	239	2%	311	1%	380	2%
Dental and component	30	—	45	—	72	—	84	—
NRE & Prototype	41	—	338	3%	89	—	528	2%
Repairs	4,862	29%	3,294	26%	9,998	32%	7,316	30%
Discounts and other	(539)	(3%)	(273)	(2%)	(928)	(3%)	(536)	(2%)
	$16,793	100%	$12,588	100%	$31,686	100%	$24,526	100%

Certain of our medical device products utilize proprietary designs developed by us under exclusive development and/or supply agreements. All of our medical device products utilize proprietary manufacturing methods and know-how, are manufactured or machined in our Irvine, California facility, and are assembled in our Tustin, California facility (as are our industrial products). Details of our medical device sales by type is as follows (in thousands, except percentages):

	Three Months Ended December 31,				Six Months Ended December 31,
	2024		2023		2024		2023
		% of Total		% of Total		% of Total		% of Total
Medical device sales:
Orthopedic	$9,330	76%	$5,533	62%	$16,024	72%	$10,371	62%
CMF	1,839	15%	2,759	31%	4,041	18%	4,393	26%
Thoracic	1,063	9%	653	7%	2,079	10%	1,990	12%
Total	$12,232	100%	$8,945	100%	$22,144	100%	$16,754	100%

Sales of our medical device products increased $3.3 million, or 37%, for the three months ended December 31, 2024, and increased $5.4 million, or 32%, for the six months ended December 31, 2024, compared to the corresponding periods of the prior fiscal year. Our orthopedic sales increased $3.8 million, or 69%, and $5.7 million, or 55%, respectively, for the three and six months ended December 31, 2024 compared to the corresponding period of the prior fiscal year, due primarily to the launch of our largest customer’s next generation handpiece. We expect to see similar increases in orthopedic sale for at least the remainder of this fiscal year. Recurring revenue from CMF drivers decreased $920,000, or 33%, and $352,000 or 8%, respectively for the three and six months ended December 31, 2024 compared to the corresponding period of the prior fiscal year. Our thoracic sales increased $410,000, or 63% and $89,000 or 5%, respectively for the three and six months ended December 31, 2024 compared to the corresponding period of the prior fiscal year. While we do not have much visibility into our customers’ distribution networks, this level of change in thoracic and CMF sales (whether an increase or decrease) is not uncommon and fluctuations occur based upon required inventory levels.

Sales of our compact pneumatic air motors, reported as “Industrial and scientific” sales above, decreased $72,000, or 30%, and $69,000, or 18%, respectively, for the three and six months ended December 31, 2024, compared to the corresponding periods of the prior fiscal year. These are legacy products with no substantive marketing efforts and, as such, we may continue to see a decline in revenue from these products. Our non-recurring (“NRE”) and proto-type revenue decreased $297,000, or 88%, and $439,000, or 83%, for the three and six months ended December 31, 2024, compared to the corresponding periods of the prior fiscal year, due to a decrease in billable contracts for various NRE projects undertaken for our customers.

Repair revenue increased $1.6 million, or 48%, and $2.7 million, or 37%, respectively, for the three and six months ended December 31, 2024, compared to the corresponding periods of the prior fiscal year, primarily due to an increased number of repairs of the orthopedic handpiece we sell to our largest customer. This increase relates to the continuation of the previously disclosed enhanced repair program.

At December 31, 2024, we had a backlog of approximately $48.1 million, of which $36.3 million is scheduled to be delivered in fiscal 2025 and the balance is scheduled to be delivered the following fiscal year. Our backlog represents firm purchase orders received and acknowledged from our customers and does not include all revenue expected to be generated from existing customer contracts. We may experience variability in our new order bookings due to various reasons, including, but not limited to, the timing of major new product launches and customer planned inventory builds. However, we do not typically experience seasonal fluctuations in our shipments and revenues.

Cost of Sales and Gross Margin
(in thousands except percentages)

	Three Months Ended December 31,				Six Months Ended December 31,
	2024		2023		2024		2023
		% of Total		% of Total		% of Total		% of Total
Cost of sales:
Product cost	$10,680	91%	$9,798	100%	$19,802	92%	$18,341	102%
Under(over)-absorption of manufacturing costs	1,008	9%	(31)	(1%)	1,559	7%	(316)	(2%)
Inventory and warranty charges	33	—	19	1%	103	1%	41	—
Total cost of sales	$11,721	100%	$9,786	100%	$21,464	100%	$18,066	100%

	Three Months Ended December 31,		Six Months Ended December 31,		Year over Year ppt Change
	2024	2023	2024	2023	Three Months	Six Months

Gross margin	30%	22%	32%	26%	8	6

Cost of sales for the three and six months ended December 31, 2024, increased $1.9 million, or 20%, and $3.4 million, or 19%, respectively, compared to the corresponding periods of the prior fiscal year. The increase in cost of sales is consistent with the 33% and 29% increase in revenue for the three and six months ended December 31, 2024, compared to the corresponding periods of the prior fiscal year. Additionally, under-absorption for the three and six months ended December 31, 2024, increased $1.0 million and $1.9 million, respectively, compared to the corresponding periods of the prior fiscal year. While we continue to anticipate growth in our direct labor hours during the second half of this fiscal year such that our absorption will stabilize without the need to increase our labor and overhead rates, however we also expect to increase our labor and overhead rates before the end of this fiscal year as needed. The inventory and warranty charges for all periods presented are minor.

Gross profit increased by $2.3 million, or 81%, and $3.8 million, or 58%, for the three and six months ended December 31, 2024, respectively, compared to the corresponding periods of the prior fiscal year, primarily as a result of the increase in medical device and repair revenue for the same periods as described above. Gross margin as a percentage of sales for the three and six months ended December 31, 2024, increased 8 and 6 percentage points, respectively, compared to the corresponding periods of the prior fiscal year.

Operating Expenses

Operating Costs and Expenses
(in thousands except % change)

	Three Months Ended December 31,				Six Months Ended December 31,				Year over Year % Change
	2024		2023		2024		2023		Three Months	Six Months
		% of Net Sales		% of Net Sales		% of Net Sales		% of Net Sales
Operating expenses:
Selling expenses	49	—	37	—	98	—	63	—	32%	56%
General and administrative expenses	1,389	8%	1,200	10%	2,635	8%	2,195	9%	16%	20%
Research and development costs	942	6%	788	6%	1,784	6%	1,593	7%	20%	12%
	2,380	14%	2,025	16%	4,517	14%	3,851	16%	18%	17%

Selling expenses consist of salaries and other personnel-related expenses for our business development department, as well as advertising and marketing expenses, and travel and related costs incurred in generating and maintaining our customer relationships. Selling expenses for the three and six months ended December 31, 2024 increased $12,000 and $35,000, respectively, compared to the corresponding periods of fiscal 2024. The increase in both periods is primarily due to recruiting fees related to our new Director of Business Development (who we hired in December, 2024).

General and administrative expenses (“G&A”) consists of salaries and other personnel-related expenses of our accounting, finance and human resource personnel, as well as costs for outsourced information technology services, professional fees, directors’ fees, and other costs and expenses attributable to being a public company. G&A increased $189,000 and $440,000, respectively, during the three and six months ended December 31, 2024, when compared to the corresponding periods of the prior fiscal year. The increases relate primarily to increased bonus accruals and personnel costs, offset by decreased audit fees and stock compensation expense.

Research and development costs generally consist of salaries, employer paid benefits, and other personnel- related costs of our engineering and support personnel, as well as allocated facility and information technology costs, professional and consulting fees, patent-related fees, lab costs, materials, and travel and related costs incurred in the development and support of our products. Research and development costs for the three and six months ended December 31, 2024, increased $154,000 and $191,000, respectively, compared to the corresponding periods of the prior fiscal year. The increase for the three months ended December 31, 2024, compared to the comparable prior year period is primarily due to an increase in internal project expenditures of $136,000 and legal fees related to our intellectual property of $46,000. The increase for the six months ended December 31, 2024, compared to the comparable period of the prior year is primarily related to an increase in recruiting fees of $73,000, billable project expense decreases of $72,000 and legal fees related to our intellectual property of $37,000. When our engineers are engaged in billable projects as opposed to internal projects, costs get shifted to cost of sales instead of research and development. While we are currently in development on two internal projects, project expenses for the periods presented in this report are not material.

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

Other Income (Expense), Net

Interest and Other Income

Interest income for the three and six months ended December 31, 2024, and 2023 includes interest and dividends from our money market accounts and investment portfolio.

Unrealized Gain (Loss) on Investments

The unrealized gain (loss) on investments consists of our investment portfolio described more fully in Note 4 to the condensed consolidated financial statements contained elsewhere in this report. All of these investments are recorded at estimated fair value as of December 31, 2024, and relate to common stock of publicly traded companies whose stock price is subject to significant volatility.

Interest Expense

Interest expense consists primarily of interest expense related to our Minnesota Bank and Trust (“MBT”) loans described more fully in Note 10 to the condensed consolidated financial statements contained elsewhere in this report.

Income Tax Expense

The effective tax rate for the three months ended December 31, 2024, and 2023 was 21% and 19%, respectively. The fiscal 2024 effective tax rate was lower due primarily to the release of a $60,000 valuation allowance related to previously recognized unrealized losses on investments. We have not had a similar valuation allowance release in fiscal 2025. The effective tax rate for the six months ended December 31, 2024, and 2023 is 24% and 45%, respectively. The higher effective tax rate in the prior year was similarly due to the release of the valuation allowance recorded in the second quarter of fiscal 2024 and was a tax benefit since we had a year-to-date pre-tax loss.

Liquidity and Capital Resources

Cash and cash equivalents at December 31, 2024 decreased $2.6 million to $66,000 as compared to $2.6 million at June 30, 2024. The following table includes a summary of our condensed statements of cash flows contained elsewhere in this report.

	As of and For the Six Months Ended December 31,
	2024	2023
	(in thousands)
Cash provided by (used in):
Operating activities	$(2,263)	$1,102
Investing activities	$(973)	$(2,009)
Financing activities	$671	$(740)

Cash and Working Capital:
Cash and cash equivalents	$66	$1,289
Working Capital	$27,161	$26,610

Operating Activities

Net cash used in operating activities was $2.3 million for the six months ended December 31, 2024, due in part to net income of $4.5 million and non-cash depreciation and amortization of $615,000 offset by non-cash unrealized gains on marketable equity investments of $510,000. Additionally, accounts receivable, inventory and prepaid and other assets increased $4.6 million, $4.3 million, and $991,000, respectively, for the six months ended December 31, 2024, offset by an increase in accounts payable and accrued expenses of $3.0 million. As our business continues to grow, we expect to see increases in both inventory and accounts payable. Our accounts receivable is similarly expected to increase during periods of increased revenue.

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

Investing Activities

Net cash used in investing activities for the six months ended December 31, 2024 was $973,000 and related mostly to equipment purchases for our machine shop, assembly, and inspection.

Net cash used in investing activities for the six months ended December 31, 2023, was $2.0 million and related to the exercise of our Monogram Warrant for cash in the amount of $1,250,000 (see Note 4 to the condensed consolidated financial statements contained elsewhere in this report) as well as equipment and improvements purchases in the amount of $759,000.

Financing Activities

Net cash provided by financing activities for the six months ended December 31, 2024, included net borrowings on loans from MBT in the amount of $4.5 million primarily related to the Term Loan C described in Note 10 the condensed consolidated financial statements contained elsewhere in this report, offset by the repurchase of $3.5 million of our common stock pursuant to our share repurchase program, as well as $305,000 of employee payroll taxes related to shares of common stock issued to employees under previously granted performance awards and nonqualified stock options.

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

Financing Facilities & Liquidity Requirements for the Next Twelve Months

As of December 31, 2024, our working capital was $27.2 million. We currently believe that our existing accounts receivable balances and cash flows from operations will provide us sufficient funds to satisfy our cash requirements as our business is currently conducted for at least the next 12 months. While our December 31, 2024, cash balance was only $66,000, it was caused largely by a $2.1 million delay in receivable collections from our largest customer, which has since been received. Our working capital may also be supplemented by liquidating some of our marketable equity investments, which had an estimated fair market value of $6.3 million as of December 31, 2024.

We are focused on maximizing our working capital by monitoring expenses, identifying cost savings, and investing only in those development programs and products that we believe will most likely contribute to our profitability. As we execute on our current strategy, however, we may require debt and/or equity capital to fund our working capital needs and requirements for capital equipment to support our manufacturing, assembly, and inspection processes. In particular, we have experienced negative operating cash flow in the past, especially as we procure long-lead time materials to satisfy our backlog, which can be subject to extensive variability. We believe that if we need to raise additional capital to fund our operations, we can do so by borrowing against our $7.0 million Amended Revolving Loan with MBT, which had an available balance of $3.5 million at December 31, 2024 (see Note 10 to the condensed consolidated financial statements contained elsewhere in this report).

Investment Strategy

We invest surplus cash from time to time through our Investment Committee, which is comprised of one management director, Richard Van Kirk, and two non-management directors, Raymond Cabillot and Nicholas Swenson, who chairs the committee. Both Messrs. Cabillot and Swenson are active investors with extensive portfolio management expertise. We leverage the experience of these committee members to make investment decisions for the investment of our surplus operating capital or borrowed funds. Additionally, many of our securities holdings include stocks of public companies that either Messrs. Cabillot or Swenson or both may own from time to time either individually or through the investment funds that they manage, or other companies whose boards they sit on. The Investment Committee approved each of the investments comprising the $6.3 million of marketable public equity securities that we held on December 31, 2024.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer and principal accounting officer) have concluded based on their evaluation as of December 31, 2024, that our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) are not effective due to a material weakness. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer and principal accounting officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual and interim financial statements will not be detected or prevented on a timely basis. A material weakness was discovered relating to controls related to the existence of inventory during fiscal 2024 and we are continuing to remediate this weakness. While we believe that our inventory exists and is accurately recorded and properly valued at December 31, 2024, we are continuing to expand our internal controls over the existence of inventory and have hired a warehouse manager in the second quarter of fiscal 2025 to ensure that we successfully implement effective standard operating procedures, provide adequate training to stockroom personnel, and continue our cycle count procedures.

Internal Control over Financial Reporting

During the three months ended December 31, 2024, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 1A. RISK FACTORS

Our business, future financial condition and results of operations are subject to a number of factors, risks and uncertainties, which are disclosed in Item 1A, entitled “Risk Factors” in Part I of our Annual Report on Form 10-K for our fiscal year ended June 30, 2024, as well as any amendments thereto or additions and changes thereto contained in this quarterly report on Form 10-Q for the quarter ended December 31, 2024. Additional information regarding some of those risks and uncertainties is contained in the notes to the condensed financial statements included elsewhere in this report and in Part I, Item 2, of this report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The risks and uncertainties disclosed in our Form 10-K, our quarterly reports on Form 10-Q, and other reports filed with the SEC are not necessarily all of the risks and uncertainties that may affect our business, financial condition and results of operations in the future. There have been no material changes to the risk factors as disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2024.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchases by the Company of its common stock during the quarter ended December 31, 2024 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2024 to October 31, 2024	38,172	$31.23	38,172	313,882
November 1, 2024 to November 30, 2024	—	—	—	313,882
December 1, 2024 to December 31, 2024	—	—	—	313,882

All repurchases were made pursuant to the Company’s previously announced repurchase program. For information concerning the Company’s repurchase program, please see the discussion under the caption “Share Repurchase Program” in Note 11 to the condensed consolidated financial statements included elsewhere in this report.

ITEM 5. OTHER INFORMATION

Insider Trading Arrangements and Policies

On November 11, 2024, one of our directors, Nicholas Swenson, adopted a “Rule 10b5-1 trading arrangement” as such term is defined in Item 408(a) of Regulations S-K. This trading arrangement is intended to satisfy the Rule 10b5-1 affirmative defense. This trading arrangement commences on February 14, 2025, terminates on May 15, 2026, unless earlier terminated in accordance with its terms, and covers the disposition of up to 46,000 shares of our common stock. The remaining terms of the trading arrangement are confidential. No additional directors or officers informed us of the adoption, modification or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit	Description
10.1	Form of Restricted Shares Award Agreement by and between Pro-Dex, Inc. and non-employee directors and select employees dated November 20, 2024 (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed November 25, 2024).
10.2	Amendment No. 5 to Amended and Restated Credit Agreement dated December 23, 2024, by and between Pro-Dex, Inc. and Minnesota Bank & Trust, a division of HTLF Bank (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed December 27, 2024).
10.3	Amendment and Restated Revolving Credit Note dated December 23, 2024, made by Pro-Dex, Inc. in favor of Minnesota Bank & Trust, a division of HTLF Bank (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed December 27, 2024).
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
25

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRO-DEX, INC.

Date: January 30, 2025	/s/ Richard L. Van Kirk
Richard L. Van Kirk Chief Executive Officer (principal executive officer)

Date: January 30, 2025	/s/ Alisha K. Charlton
Alisha K. Charlton Chief Financial Officer (principal financial officer and principal accounting officer)

EXHIBIT INDEX

Exhibit	Description
10.1	Form of Restricted Shares Award Agreement by and between Pro-Dex, Inc. and non-employee directors and select employees dated November 20, 2024 (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed November 25, 2024).
10.2	Amendment No. 5 to Amended and Restated Credit Agreement dated December 23, 2024, by and between Pro-Dex, Inc. and Minnesota Bank & Trust, a division of HTLF Bank (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed December 27, 2024).
10.3	Amendment and Restated Revolving Credit Note dated December 23, 2024, made by Pro-Dex, Inc. in favor of Minnesota Bank & Trust, a division of HTLF Bank (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed December 27, 2024).
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

