Form 10-Q
period 2025-03-31
PRO DEX INC
filed 2025-05-01
CIK 788920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
OR
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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock outstanding as of the latest practicable date: 3,261,043 shares of common stock, no par value, as of April 30, 2025.

PRO-DEX, INC. AND SUBSIDIARY

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2025

i

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PRO-DEX, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share amounts)

	March 31, 2025	June 30, 2024
ASSETS
Current Assets:
Cash and cash equivalents	$4,473	$2,631
Investments	5,417	4,217
Accounts receivable, net of allowance for expected credit losses of $0 at March 31, 2025 and at June 30, 2024, respectively	15,861	13,887
Deferred costs	141	262
Inventory	23,432	15,269
Prepaid expenses and other current assets	619	345
Total current assets	49,943	36,611
Land and building, net	6,085	6,155
Equipment and leasehold improvements, net	5,344	5,024
Right of use asset, net	1,158	1,473
Intangibles, net	33	54
Deferred income taxes, net	1,555	1,555
Investments	111	1,563
Other assets	44	42
Total assets	$64,273	$52,477

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$5,962	$4,513
Accrued expenses	3,542	3,359
Deferred revenue	—	14
Income taxes payable	385	632
Note payable	8,428	4,374
Total current liabilities	18,317	12,892
Lease liability, net of current portion	813	1,182
Notes payable, net of current portion	9,861	7,536
Total non-current liabilities	10,674	8,718
Total liabilities	28,991	21,610

Shareholders’ equity:
Common shares; no par value; 50,000,000 shares authorized; 3,261,043 and 3,363,412 shares issued and outstanding at March 31, 2025 and June 30, 2024, respectively	551	3,917
Retained earnings	34,731	26,950
Total shareholders’ equity	35,282	30,867
Total liabilities and shareholders’ equity	$64,273	$52,477

The accompanying notes are an integral part of these condensed consolidated financial statements.

PRO-DEX, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED INCOME STATEMENTS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024

Net sales	$17,414	$14,293	$49,099	$38,819
Cost of sales	11,616	10,291	33,080	28,357
Gross profit	5,798	4,002	16,019	10,462

Operating expenses:
Selling expenses	113	17	211	79
General and administrative expenses	1,098	1,012	3,732	3,208
Research and development costs	947	760	2,731	2,353
Total operating expenses	2,158	1,789	6,674	5,640

Operating income	3,640	2,213	9,345	4,822
Interest expense	(246)	(138)	(602)	(409)
Unrealized gain (loss) on marketable equity investments	550	(1,192)	1,060	(3,785)
Interest and other income	15	30	61	76
Gain on sale of investments	595	—	595	—
Income before income taxes	4,554	913	10,459	704
Income tax expense	1,279	258	2,678	164
Net income	$3,275	$655	$7,781	$540

Basic net income per share:
Net income	$1.00	$0.19	$2.36	$0.15
Diluted net income per share:
Net income	$0.98	$0.19	$2.31	$0.15

Weighted average common shares outstanding:
Basic	3,261,043	3,451,423	3,296,744	3,531,249
Diluted	3,337,312	3,523,823	3,366,099	3,603,649
Common shares outstanding	3,261,043	3,451,423	3,261,043	3,451,423

The accompanying notes are an integral part of these condensed consolidated financial statements.

PRO-DEX, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

(In thousands)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
Common shares:
Balance, beginning of period	$366	$7,078	$3,917	$6,767
Share-based compensation expense	158	201	401	588
Share repurchases	—	(1,722)	(3,504)	(1,830)
Shares withheld from common stock issued to pay employee payroll taxes	—	—	(305)	—
ESPP shares issued	27	18	42	50
Balance, at end of period	$551	$5,575	$551	$5,575

Retained earnings:
Balance, beginning of period	$31,456	$24,708	$26,950	$24,823
Net income	3,275	655	7,781	540
Balance, at end of period	$34,731	$25,363	$34,731	$25,363

Total shareholders’ equity	$35,282	$30,938	$35,282	$30,938

The accompanying notes are an integral part of these condensed consolidated financial statements.

PRO-DEX, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,781	$540
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	925	854
Amortization of loan fees, net	16	(6)
Share-based compensation	401	588
Unrealized (gain) loss on marketable equity investments	(1,060)	3,785
Non-cash straight-line lease amortization	(24)	(12)
Gain on sale of investments	(595)	—
Credit loss expense	—	1
Changes in operating assets and liabilities:
Accounts receivable	(1,974)	(2,565)
Deferred costs	121	163
Inventory	(8,163)	1,925
Prepaid expenses and other assets	(277)	(776)
Accounts payable and accrued expenses	1,601	710
Deferred revenue	(14)	35
Income taxes payable	(247)	(63)
Net cash provided by (used in) operating activities	(1,509)	5,179

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	—	(1,250)
Purchases of equipment and improvements	(1,153)	(876)
Proceeds from sale of investments	1,907	—
Net cash provided by (used in) investing activities	754	(2,126)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchases of common stock	(3,504)	(1,830)
Proceeds from exercise of options and ESPP contributions	42	50
Payment of employee payroll taxes on net issuance of common stock	(305)	—
Proceeds from Minnesota Bank & Trust revolving loan, net of fees	12,890	2,000
Principal payments on notes payable and revolving loan	(6,526)	(2,990)
Net cash provided by (used in) financing activities	2,597	(2,770)

Net increase in cash and cash equivalents	1,842	283
Cash and cash equivalents, beginning of period	2,631	2,936
Cash and cash equivalents, end of period	$4,473	$3,219

The accompanying notes are an integral part of these condensed consolidated financial statements.

PRO-DEX, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

(Unaudited)

(In thousands)

	Nine Months Ended March 31,
	2025	2024
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$573	$409

Cash paid during the period for income taxes by jurisdiction:

Federal income tax payments	$2,090	$885
California income tax payments	1,100	74
Massachusetts income tax payments	—	21
Total income tax payments	$3,190	$980

Non-cash investing and financing activity:
Cashless stock option exercise	$117	$—

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

Recently Issued and Not Yet Adopted Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2024-03, Disaggregation of Income Statement Expenses. The ASU’s purpose is to improve the disclosures about a public business entity’s expenses and address requests from investors for more detailed information about the types of expenses (including purchases of inventory, employee compensation, depreciation, amortization, and depletion) in commonly presented expense captions (such as cost of sales, SG&A, and research and development). This ASU is effective for fiscal years beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027, with early adoption permitted. We are currently evaluating these new expanded disclosure requirements, but this standard will not impact our results of operations or financial position.

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

PRO-DEX INC. AND SUBSIDIARY NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3. NET SALES

The following table presents the disaggregation of net sales by revenue recognition model (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
Net Sales:
Over-time revenue recognition	$186	$234	$274	$762
Point-in-time revenue recognition	17,228	14,059	48,825	38,057
Total net sales	$17,414	$14,293	$49,099	$38,819

The timing of revenue recognition, billings, and cash collections results in billed accounts receivables, unbilled receivables (presented as deferred costs on our condensed consolidated balance sheets), and customer advances and deposits (presented as deferred revenue on our condensed consolidated balance sheets), where applicable. Amounts are generally billed as work progresses in accordance with agreed upon milestones. The over-time revenue recognition model consists of non-recurring engineering (“NRE”) and prototype services and typically relates to NRE services related to the evaluation, design, or customization of a medical device and is typically recognized over time utilizing an input measure of progress based on costs incurred compared to the estimated total costs upon completion. During the three and nine months ended March 31, 2025, we recorded $0 and $14,000 respectively, of revenue that had been included in deferred revenue in the prior year. During the three and nine months ended March 31, 2024, we did not record any revenue that had been included in deferred revenue in the prior year. The revenue recognized from the contract liabilities consisted of satisfying our performance obligations during the normal course of business.

The following tables summarize our contract assets and liability balances (in thousands):

	As of and for the Three Months Ended March 31,		As of and for the Nine Months Ended March 31,
	2025	2024	2025	2024
Contract assets beginning balance	$152	$412	$262	$494
Expenses incurred during the year	70	106	159	376
Amounts reclassified to cost of sales	(81)	(179)	(274)	(505)
Amounts allocated to discounts for standalone selling price	—	(8)	(6)	(34)
Contract assets ending balance	$141	$331	$141	$331

	As of and for the Three Months Ended March 31,		As of and for the Nine Months Ended March 31,
	2025	2024	2025	2024
Contract liabilities beginning balance	$—	$—	$14	$—
Payments received from customers	—	225	—	267
Amounts reclassified to revenue	—	(190)	(14)	(232)
Contract liabilities ending balance	$—	$35	$—	$35

PRO-DEX INC. AND SUBSIDIARY NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4. FAIR VALUE MEASUREMENTS

Fair value is defined as the price that would be received from selling an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date. In determining fair value, the use of various valuation methodologies, including market, income, and cost approaches is permissible. We consider the principal or most advantageous market in which it would transact and assumptions that market participants would use when pricing the asset or liability.

Fair Value Hierarchy. The accounting guidance for fair value measurements establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. There are three levels of inputs that may be used to measure fair value based on the reliability of inputs. A financial instrument’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Our assessment of a particular input to the fair value measurement requires judgment and may affect their placement within the fair value hierarchy levels.

We have categorized our cash equivalents and investments within the fair value hierarchy as follows:

Level 1 – applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities. These Level 1 assets include our money market accounts, which are classified as cash equivalents. We have categorized our cash equivalents as Level 1 assets as there are quoted prices in active markets for identical assets or liabilities.

Level 2 – applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by observable market data. At March 31, 2025 and June 30, 2024, we have categorized our investments in marketable equity securities as Level 2 assets.

Level 3 – applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities. We held no Level 3 assets or liabilities at March 31, 2025 or June 30, 2024.

	Fair Value Measurement at March 31, 2025
	Level 1	Level 2	Level 3	Level 4

Financial Assets:
Cash equivalents	$33	$—	$—	$33
Marketable equity securities – short-term	—	5,417	—	5,417
Marketable equity securities – long-term	—	111	—	111
Total	$33	$5,528	$—	$5,561

PRO-DEX INC. AND SUBSIDIARY NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Fair Value Measurement at June 30, 2024
	Level 1	Level 2	Level 3	Level 4

Financial Assets:
Cash equivalents	$45	$—	$—	$45
Marketable equity securities – short-term	—	4,217	—	4,217
Marketable equity securities – long-term	—	1,563	—	1,563
Total	$45	$5,780	$—	$5,825

Investments in marketable equity securities at March 31, 2025 and June 30, 2024 had an aggregate cost basis of $2,651,000 and $3,964,000, respectively. The long-term investments include equity investments of thinly traded securities that we classified as long term in nature because if we decide to sell these securities, we may not be able to sell our position within one year. During the quarter ended March 31, 2025, we sold one of our marketable equity securities previously reported in long term investments for $1.9 million in cash and recorded a realized gain in the amount of $595,000. At March 31, 2025, the investments included net unrealized gains of $2.9 million (gross unrealized gains of $3.4 million offset by gross unrealized losses of $493,000). At June 30, 2024, the investments included net unrealized gains of $1.8 million (gross unrealized gains of $2.1 million offset by gross unrealized gains of $261,000).

Of the total marketable equity securities at March 31, 2025 and June 30, 2024, $797,000 and $987,000, respectively, represent an investment in the common stock of Air T, Inc. Two of our Board members are also board members of Air T, Inc. and both either individually or through affiliates own an equity interest in Air T, Inc. Our Chairman, one of the two Board members aforementioned, also serves as the Chief Executive Officer and Chairman of Air T, Inc. Another of our Board members is employed by Air T, Inc. as its Chief of Staff. The shares were purchased through 10b5-1 Plans, that, in accordance with our internal policies regarding the approval of related-party transactions, were approved by our then three Board members that are not affiliated with Air T, Inc.

On October 6, 2023, in conjunction with the execution of a supply agreement with Monogram Technologies, Inc., formerly Monogram Orthopaedics Inc. (“Monogram”), we exercised a warrant to purchase common stock of Monogram (the “Monogram Warrant”) in full in cash totaling $1,250,000 and received 1,828,551 shares of Monogram common stock (NasdaqCM: MGRM). The fair value of the Monogram common stock is reflected in marketable equity securities – short term in the tables above. Our Chief Executive Officer, Richard Van Kirk (“Rick”), is also a Monogram board member.

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
9

PRO-DEX INC. AND SUBSIDIARY NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 5. COMPOSITION OF CERTAIN FINANCIAL STATEMENT ITEMS

Inventory

Inventory is stated at the lower of cost (first-in, first-out) or net realizable value and consists of the following (in thousands):

	March 31, 2025	June 30, 2024
Raw materials /purchased components	$10,065	$6,703
Work in process	9,332	5,103
Sub-assemblies/finished components	2,856	2,342
Finished goods	1,179	1,121
Total inventory	$23,432	$15,269

Land and building

Land and building consist of the following (in thousands):

	March 31, 2025	June 30, 2024
Land	$3,684	$3,684
Building	2,815	2,815
Total	6,499	6,499
Less: accumulated depreciation	(414)	(344)
	$6,085	$6,155

On November 6, 2020, we acquired the Franklin Property for a total purchase price of $6.5 million, of which we paid $1.3 million in cash and the balance of $5.2 million we financed (the “Property Loan”) through Minnesota Bank & Trust (“MBT”) (See Note 11). We substantially completed the build-out of the property in the first quarter of fiscal 2022. We began operations in the new facility during the fourth quarter of fiscal 2023. For each of the three months ended March 31, 2025, and 2024 we recorded $23,000 of depreciation expense and for each of the nine months ended March 31, 2025 and 2024 we recorded $70,000 of depreciation expense. The building is being amortized on a straight-line basis over a period of 30 years

Intangibles

Intangibles consist of the following (in thousands):

	March 31, 2025	June 30, 2024
Patent-related costs	$208	$208
Less: accumulated amortization	(175)	(154)
	$33	$54

Patent-related costs consist of legal fees incurred in connection with both patent applications and a patent issuance and will be amortized over the estimated life of the product(s) that is or will be utilizing the technology or expensed immediately in the event the patent office denies the issuance of the patent. For each of the three months ended March 31, 2025 and 2024, we recorded $7,000 of amortization expense and for each of the nine months ended March 31, 2025 and 2024, we recorded $21,000 of amortization expense. Future amortization expense is expected to be $7,000 for the remainder of fiscal 2025 and $26,000 during fiscal 2026, at which time we expect these costs to be fully amortized.

PRO-DEX INC. AND SUBSIDIARY NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 6. WARRANTY

The warranty accrual is based on historical costs of warranty repairs and expected future identifiable warranty expenses and is included in accrued expenses in the accompanying condensed consolidated balance sheets. As of March 31, 2025 and June 30, 2024, the warranty reserve amounted to $326,000 and $277,000, respectively. Warranty expenses are included in cost of sales in the accompanying condensed consolidated income statements. Changes in estimates to previously established warranty accruals result from current period updates to assumptions regarding repair costs and warranty return rates and are included in current period warranty expense.

Information regarding the accrual for warranty costs for the three and nine months ended March 31, 2025 and 2024, are as follows (in thousands):

	As of and for the Three Months Ended March 31,
	2025	2024
Beginning balance	$312	$194
Accruals during the period	51	102
Changes in estimates of prior period warranty accruals	11	—
Warranty amortization and utilization	(48)	(23)
Ending balance	$326	$273

	As of and for the Nine Months Ended March 31,
	2025	2024
Beginning balance	$277	$200
Accruals during the period	189	155
Changes in estimates of prior period warranty accruals	(14)	7
Warranty amortization and utilization	(126)	(89)
Ending balance	$326	$273

NOTE 7. NET INCOME PER SHARE

We calculate basic net income per share by dividing net income by the weighted-average number of common shares outstanding during the reporting period. The weighted-average number of common shares outstanding used in the calculation of diluted income per share reflects the effects of potentially dilutive securities, in income generating periods, which consist entirely of outstanding stock options, restricted shares, and performance awards.
11

PRO-DEX INC. AND SUBSIDIARY NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents reconciliations of the numerators and denominators of the basic and diluted earnings per share computations for net income. In the tables below, income amounts represent the numerator, and share amounts represent the denominator (in thousands, except per share amounts):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
Basic:
Net income	$3,275	$655	$7,781	$540
Weighted average shares outstanding	3,261	3,451	3,297	3,531
Basic income per share	$1.00	$0.19	$2.36	$0.15
Diluted:
Net income	$3,275	$655	$7,781	$540
Weighted average shares outstanding	3,261	3,451	3,297	3,531
Effect of dilutive securities	76	73	69	73
Weighted average shares used in calculation of diluted earnings per share	3,337	3,524	3,366	3,604
Diluted income per share	$0.98	$0.19	$2.31	$0.15

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

We recognize accrued interest and penalties related to unrecognized tax benefits when applicable. As of March 31, 2025 and 2024, we recognized accrued interest of $60,000 and $69,000, respectively, related to unrecognized tax benefits. The effective tax rate for each of the three months ended March 31, 2025 and 2024 was 28%. The effective tax rate for the nine months ended March 31, 2025 and 2024 was 26% and 23%, respectively. The increase in the fiscal 2025 effective tax rate is due primarily to the release in fiscal 2024 of a $60,000 valuation allowance related to previously recognized unrealized losses on investments. We have not had a similar release of a valuation allowance during fiscal 2025.

We are subject to U.S. federal income tax, as well as income tax of California and Colorado. We were also subject to income tax of Massachusetts through fiscal year ended June 30, 2024. Our U.S. federal income taxes are currently open to audit under the statute of limitations by the Internal Revenue Service for the fiscal years ended June 30, 2021 and after.  However, because of our prior net operating losses and research credit carryovers, our tax years from June 30, 2013 and after are open to audit. We do not anticipate a significant change to the total amount of unrecognized tax benefits within the next 12 months.

NOTE 9. SHARE-BASED COMPENSATION

Our 2016 Equity Incentive Plan provides for the award of up to 1,500,000 shares of our common stock in the form of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted shares, restricted stock units, performance awards, and other stock-based awards. As of March 31, 2025, performance awards for 200,000 shares of common stock, non-qualified stock options for 372,000 shares of common stock, and 18,000 restricted shares of common stock have been granted under the 2016 Equity Incentive Plan.

PRO-DEX INC. AND SUBSIDIARY NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Performance Awards

In October 2023, the Compensation Committee reallocated previously forfeited performance awards for 15,200 shares of common stock, having the same remaining terms and conditions, to other employees. The weighted average fair value of the performance awards reallocated in 2023 was $10.17, calculated using the weighted average fair market value for each award, using a Monte Carlo simulation. During the three months ended March 31, 2025 and 2024, we recorded share-based compensation expense of $7,000 and $31,000, respectively, related to outstanding performance awards. During the nine months ended March 31, 2025 and 2024, we recorded share-based compensation expense of $20,000 and $76,000, respectively, related to outstanding performance awards. On March 31, 2025, there was approximately $34,000 of unrecognized compensation cost related to non-vested performance awards expected to be expensed over the weighted-average period of 1.27 years.

On July 1, 2024, it was determined by the Compensation Committee that the vesting of performance awards for 40,000 shares of common stock had been achieved. Each participant elected a net issuance to cover their individual withholding taxes and, therefore, we issued participants 25,134 shares of common stock and paid $273,000 of participant-related payroll tax liabilities.

Non-Qualified Stock Options

In December 2020, the Compensation Committee of our Board of Directors granted 310,000 non-qualified stock options to our directors and certain employees under the 2016 Equity Incentive Plan. The vesting of these stock options is tied to the completion of service periods that range from 18 months to 10.5 years from the date of grant and the achievement of our common stock trading at certain pre-determined prices. The weighted average fair value of the stock options granted was $16.72, calculated using a Monte Carlo simulation. In December 2021, the Compensation Committee reallocated 5,000 previously forfeited non-qualified stock options, having the same remaining terms and conditions, to another employee at a weighted average fair value of $6.69 calculated using a Monte Carlo simulation. During the three months ended March 31, 2025 and 2024, we recorded compensation expense of $104,000 and $168,000, respectively, related to these stock options. During the nine months ended March 31, 2025 and 2024, we recorded compensation expense of $312,000 and $503,000, respectively, related to these stock options. As of March 31, 2025, 26,250 of these stock options have vested and there was approximately $1.2 million of unrecognized compensation cost related to the non-vested non-qualified stock options.

Restricted Shares

In November 2024, the Compensation Committee awarded 18,000 restricted shares of common stock to our directors and certain employees under the 2016 Equity Incentive Plan. The shares vest ratably over five years from the date of grant. The fair value of the restricted shares on the date of grant was $857,000, based upon the closing price of our common stock on the date of grant. During the three and nine months ended March 31, 2025, we recorded $43,000 and $62,000, respectively, of compensation expense related to these restricted shares. As of March 31, 2025, there was approximately $795,000 of unrecognized compensation cost related to these restricted shares.

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

During the three months ended March 31, 2025 and 2024, we recorded ESPP share-based compensation expense in the amount of $5,000 and $3,000, respectively. During the three months ended March 31, 2025 and 2024, 653 and 983 shares were purchased, respectively, and allocated to employees based upon their contributions at prices of $41.11 and $18.32, respectively, per share. During the nine months ended March 31, 2025 and 2024, we recorded ESPP share-based compensation expense in the amount of $7,000 and $9,000, respectively. On a cumulative basis, since the inception of the ESPP, employees have purchased a total of 37,095 shares of our common stock under the ESPP.

PRO-DEX INC. AND SUBSIDIARY NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 10. MAJOR CUSTOMERS AND SUPPLIERS

Information with respect to customers that accounted for sales in excess of 10% of our total sales in either of the three-month and the nine-month periods ended March 31, 2025 and 2024, is as follows (in thousands, except percentages):

	Three Months Ended March 31,
	2025		2024
	Amount	Percent of Total	Amount	Percent of Total

Net sales	$17,414	100%	$14,293	100%

Customer concentration:
Customer 1	$13,397	77%	$10,679	75%
Customer 2	1,917	11%	1,385	10%
Total	$15,314	88%	$12,064	85%

	Nine Months Ended March 31,
	2025		2024
	Amount	Percent of Total	Amount	Percent of Total

Net sales	$49,099	100%	$38,819	100%

Customer concentration:
Customer 1	$38,288	78%	$27,491	71%
Customer 2	5,538	11%	4,087	11%
Total	$43,826	89%	$31,578	82%

Information with respect to accounts receivable from those customers who comprised more than 10% of our gross accounts receivable at either March 31, 2025 or June 30, 2024, is as follows (in thousands, except percentages):

	March 31, 2025		June 30, 2024

Total gross accounts receivable	$15,861	100%	$13,887	100%

Customer concentration:
Customer 1	$11,872	75%	$10,488	76%
Customer 2	2,312	15%	2,423	17%
Total	$14,184	90%	$12,911	93%

PRO-DEX INC. AND SUBSIDIARY NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

During the three and nine months ended March 31, 2025 and 2024, we had three suppliers accounting for 10% or more of total inventory purchases. Amounts owed to these three suppliers at March 31, 2025 or June 30, 2024, is as follows (in thousands, except percentages).

	March 31, 2025		June 30, 2024

Total accounts payable	$5,962	100%	$4,513	100%

Supplier concentration:
Supplier 1	$1,995	34%	$1,405	31%
Supplier 2	652	11%	416	9%
Supplier 3	430	7%	371	8%
Total	$3,077	52%	$2,192	48%

NOTE 11. NOTES PAYABLE AND FINANCING TRANSACTIONS

Minnesota Bank & Trust

As previously disclosed, we have several outstanding term loans as well as a revolving loan (the “Amended Revolving Loan”) under our Amended and Restated Credit Agreement with MBT (as subsequently amended, the “Amended Credit Agreement”). On July 31, 2024 (the “Fourth Amendment Date”), we entered into Amendment No. 4 to the Amended Credit Agreement (the “Fourth Amendment”) which, (i) provided for a new term loan, Term Loan C, in the amount of $5.0 million, (ii) used the proceeds from Term Loan C to repay the entire $3.0 million balance that was outstanding on the Fourth Amendment Date under the Amended Revolving Loan, and (iii) terminated our Supplemental Loan, under which no amounts had been drawn. Loan origination fees in the amount of $10,000 were paid to MBT in conjunction with Term Loan C. On December 23, 2024, we entered into Amendment No. 5 to the Amended Credit Agreement (the “Fifth Amendment”), which extended the maturity date of the Amended Revolving Loan from December 29, 2025, to December 29, 2026. On April 8, 2025, we entered into Amendment No. 6 to the Amended Credit Agreement (the “Sixth Amendment”), which among other things, increased the revolving line of credit under the Amended Revolving Loan from $7,000,000 to $11,000,000. Loan origination fees in the amount of $8,000 were paid to MBT in connection with the Sixth Amendment.

The balance on our outstanding loans at March 31, 2025 and June 30, 2024 (in thousands) is as follows (exclusive of unamortized loan fees):

	March 31, 2025	June 30, 2024
Notes Payable:
Term Loan A	$3,058	$3,834
Term Loan B	455	571
Term Loan C	4,417	—
Property Loan	4,399	4,551
Amended Revolving Loan	6,000	3,000
Total notes payable	$18,329	$11,956

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

PRO-DEX INC. AND SUBSIDIARY NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

The Amended Credit Agreement, Security Agreement, Property Loan Security Agreements, Term Loan A, Term Loan B, Term Loan C, Property Loan, and Amended Revolving Loan contain representations and warranties, affirmative, negative and financial covenants, and events of default that are customary for loans of this type. We believe that we are in compliance with all of our debt covenants as of March 31, 2025, but there can be no assurance that we will remain in compliance for the duration of the term of the Loans.

NOTE 12. COMMON STOCK

Share Repurchase Program

In December 2019, our Board approved a new share repurchase program authorizing us to repurchase up to one million shares of our common stock, as the prior repurchase plan authorized by our Board in 2013 was nearing completion. In accordance with, and as part of, these share repurchase programs, our Board approved the adoption of several prearranged share repurchase plans intended to qualify for the safe harbor provided by Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (“10b5-1 Plan” or “Plan”). During the three months ended March 31, 2025, we did not repurchase any shares. During the nine months ended March 31, 2025, we repurchased 130,148 shares at an aggregate cost, inclusive of fees under the Plan of $3.5 million. During the three and nine months ended March 31, 2024, we repurchased 90,605 and 96,890 shares, respectively, at an aggregate cost, inclusive of fees under the Plan, of $1,723,000 and $1,830,000, respectively. On a cumulative basis, since implementation of the share repurchase program in 2013, we have repurchased a total of 1,511,497 shares under the share repurchase program at an aggregate cost of $24.2 million. All repurchases under the 10b5-1 Plans were administered through an independent broker.

NOTE 13. LEASES

Our operating lease right-of-use asset and long-term liability are presented separately on our condensed consolidated balance sheet. The current portion of our operating lease liability as of March 31, 2025, in the amount of $487,000, is presented within accrued expenses on the condensed consolidated balance sheet.

As of March 31, 2025, the maturity of our lease liability is as follows (in thousands):

Operating Lease
Fiscal Year:
2025	$135
2026	551
2027	567
2028	143
Total lease payments	1,396
Less imputed interest:	(96)
Total	$1,300

PRO-DEX INC. AND SUBSIDIARY NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

As of March 31, 2025, the operating lease for our Irvine, California headquarters has a remaining lease term of two years and six months and an imputed interest rate of 5.53%. Cash paid for our operating lease for the three and nine months ended March 31, 2025, was $149,000 and $442,000, respectively. Cash paid for our operating lease for the three and nine months ended March 31, 2024, was $143,000 and $425,000, respectively.

NOTE 14. COMMITMENTS AND CONTINGENCIES

Legal Matters

We may be involved from time to time in various legal proceedings arising either in the ordinary course of our business or incidental to our business. There can be no certainty, however, that we may not ultimately incur liability or that such liability will not be material and adverse.

NOTE 15. SUBSEQUENT EVENTS

We have evaluated subsequent events through the date of this filing. Other than the amendment to the Amended Credit Agreement discussed further in Note 11, there were no subsequent events that require disclosure.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited interim condensed consolidated financial statements and the related notes and other financial information appearing elsewhere in this report.

COMPANY OVERVIEW

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of the results of operations and financial condition of Pro-Dex, Inc. (“Company,” “Pro-Dex,” “we,” “our,” or “us”) for the three-month and nine-month periods ended March 31, 2025 and 2024. This discussion should be read in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this report. This report contains certain forward-looking statements and information. The cautionary statements included herein should be read as being applicable to all related forward-looking statements wherever they may appear. Our actual future results could differ materially from those discussed herein.

Except for the historical information contained herein, the matters discussed in this report, including, but not limited to, discussions of our product development plans, business strategies, strategic opportunities, and market factors influencing our results, are forward-looking statements that involve certain risks and uncertainties. Actual results may differ from those anticipated by us as a result of various factors, both foreseen and unforeseen, including, but not limited to, our ability to continue to develop new products and increase sales in markets characterized by rapid technological evolution, our ability to optimize our operations at our Franklin facility, consolidation within our target marketplace and among our competitors, the impact of tariffs on the cost of our raw materials and purchased components, employee turnover, competition from larger, better capitalized competitors, and our ability to realize returns on opportunities. Many other economic, competitive, governmental, and technological factors could impact our ability to achieve our goals. You are urged to review the risks, uncertainties, and other cautionary language described in this report, as well as in our other public disclosures and reports filed with the Securities and Exchange Commission (“SEC”) from time to time, including, but not limited to, the risks, uncertainties, and other cautionary language discussed in our Annual Report on Form 10-K for our fiscal year ended June 30, 2024.

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

Basis of Presentation

The condensed consolidated results of operations presented in this report are not audited and those results are not necessarily indicative of the results to be expected for the entirety of the fiscal year ending June 30, 2025. Our fiscal year ends on June 30 and our fiscal quarters end on September 30, December 31, and March 31. Unless otherwise stated, all dates refer to our fiscal year and those fiscal quarters.

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used or changes in the accounting estimate that are reasonably likely to occur could materially change the financial statements. Management believes that there have been no significant changes during the three and nine months ended March 31, 2025 to the items that we disclosed as our critical accounting policies in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended June 30, 2024.

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

Description of Business Operations

Revenue

The majority of our revenue is derived from designing, developing, and manufacturing surgical devices for the medical device industry. The proportion of total sales by type is as follows (in thousands, except percentages):

	Three Months Ended March 31,				Nine Months Ended March 31,
	2025		2024		2025		2024
		% of Revenue		% of Revenue		% of Revenue		% of Revenue
Net Sales:
Medical device products	$11,913	68%	$9,782	68%	$34,057	69%	$26,536	68%
Industrial and scientific	265	2%	211	1%	576	1%	591	2%
Dental and component	45	—	62	1%	118	—	146	—
NRE & Proto-type	186	1%	234	2%	274	1%	762	2%
Repairs	5,099	29%	4,433	31%	15,096	31%	11,749	30%
Discounts and other	(94)	—	(429)	(3%)	(1,022)	(2%)	(965)	(2%)
	$17,414	100%	$14,293	100%	$49,099	100%	$38,819	100%

Certain of our medical device products utilize proprietary designs developed by us under exclusive development and supply agreements. All of our medical device products utilize proprietary manufacturing methods and know-how, and are manufactured in our Irvine, California facility, and are assembled in our Tustin, California facility, along with our industrial products. Details of our medical device sales by type is as follows (in thousands, except percentages):

	Three Months Ended March 31,				Nine Months Ended March 31,
	2025		2024		2025		2024
		% of Total		% of Total		% of Total		% of Total
Medical device sales:
Orthopedic	$8,607	72%	$6,765	69%	$24,631	72%	$17,136	65%
CMF	2,354	20%	2,247	23%	6,395	19%	6,641	25%
Thoracic	952	8%	770	8%	3,031	9%	2,759	10%
Total	$11,913	100%	$9,782	100%	$34,057	100%	$26,536	100%

Sales of our medical device products increased $2.1 million, or 22%, and $7.5 million, or 28%, respectively, for the three and nine months ended March 31, 2025, compared to the corresponding periods of the prior fiscal year. Our medical device revenue to our largest customer, included in orthopedic sales above, increased $1.8 million and $7.5 million, respectively, for the three and nine months ended March 31, 2025, compared to the corresponding periods of the prior fiscal year due primarily to the launch of that customer’s next generation handpiece. As can be common with new product launches in the industry, the customer’s internal design of the next generation handpiece continues to evolve, and the customer has recently informed us that it is holding off on next generation handpiece shipments in favor of continued shipments and enhanced repair of the legacy handpieces as the customer continues to refine the next generation handpiece’s design. Although we cannot predict the timing of the customer’s further transition to the next generation handpiece at this time, we fully anticipate a resumption of shipments of the next generation handpiece once the design enhancements are finalized, coupled with larger orders of the legacy handpiece during the interim. Additionally, recurring revenue from distributors of thoracic drivers increased $182,000 and $272,000, respectively, for the three and nine months ended March 31, 2025, compared to the corresponding periods of the prior fiscal year. Our CMF sales revenue increased $107,000 and decreased $246,000, for the three and nine months ended March 31, 2025, respectively, compared to the corresponding periods of the prior fiscal year. While we do not have much visibility into our customers’ distribution networks, this level of change in thoracic and CMF sales (whether an increase or decrease) is not uncommon and fluctuations occur based upon required inventory levels.

Sales of our compact pneumatic air motors, reported as industrial and scientific sales above, increased $54,000, or 26%, and decreased $15,000, or 3%, respectively, for the three and nine months ended March 31, 2025, compared to the corresponding periods of the prior fiscal year. These are legacy products with no substantive marketing efforts. Our NRE and proto-type revenue decreased $48,000, or 21%, and $488,000, or 64%, for the three and nine months ended March 31, 2025, compared to the corresponding periods of the prior fiscal year, due to a decrease in billable contracts for various NRE projects undertaken for our customers.

Sales of our dental products and components decreased $17,000, or 27%, and $28,000, or 19%, respectively, for the three and nine months ended March 31, 2025, compared to the corresponding periods of the prior fiscal year. We expect future declines in this area as we are no longer manufacturing dental products, but rather are simply selling remaining component inventory.

Repair revenue increased $666,000 or 15%, and $3.3 million, or 29%, for the three and nine months ended March 31, 2025, respectively, compared to the corresponding periods of the prior fiscal year primarily due to an increased number of repairs of the orthopedic handpiece we sell to our largest customer. This increase relates to the continuation of the previously disclosed enhanced repair program.

At March 31, 2025, we had a backlog of approximately $49.5 million, of which $12.8 million is scheduled to be delivered in the fourth quarter of fiscal 2025 and the balance is scheduled to be delivered next fiscal year. Our backlog represents firm purchase orders received and acknowledged from our customers and does not include all revenue expected to be generated from existing customer contracts. We may experience variability in our new order bookings due to various reasons, including, but not limited to, the timing of major new product launches and customer planned inventory builds. However, we do not typically experience seasonal fluctuations in our shipments and revenues.

Cost of Sales and Gross Margin
(in thousands except percentages)

	Three Months Ended March 31,				Nine Months Ended March 31,
	2025		2024		2025		2024
		% of Total		% of Total		% of Total		% of Total
Cost of sales:
Product cost	$10,997	95%	$9,815	95%	$30,799	93%	$28,156	99%
Under(over)-absorption of manufacturing costs	424	3%	170	2%	1,983	6%	(146)	—
Inventory and warranty charges	195	2%	306	3%	298	1%	347	1%
Total cost of sales	$11,616	100%	$10,291	100%	$33,080	100%	$28,357	100%

	Three Months Ended March 31,		Nine Months Ended March 31,		Year over Year ppt Change
	2025	2024	2025	2024	Three Months	Nine Months

Gross margin	33%	28%	33%	27%	5	6

Cost of sales for the three months ended March 31, 2025, increased $1.3 million, or 13%, compared to the corresponding period of the prior fiscal year. The increase in total costs of sales is consistent with the 22% increase in revenue for the same period. Under-absorption of manufacturing costs increased by $254,000 for the three months ended March 31, 2025, compared to the corresponding period of the prior fiscal year. During the third quarter of fiscal 2025 we increased our assembly department labor and overhead rates to reduce the under absorption of our indirect costs. Costs relating to inventory and warranty charges decreased $111,000 for the three months ended March 31, 2025, compared to the corresponding period of the prior fiscal year, due to a slight decrease in both inventory reserves and warranty accruals.

Gross profit increased by approximately $1.8 million, or 45%, for the three months ended March 31, 2025, compared to the corresponding period of the prior fiscal year, primarily as a result of the increase in medical device and repair revenue for the same periods as described above. Gross margin as a percentage of sales increased by approximately 5 percentage points compared to the corresponding period of the prior fiscal year due primarily to favorable product mix.

Cost of sales for the nine months ended March 31, 2025, increased by 4.7 million, or 17%, compared to the corresponding period of the prior fiscal year. The increase in total costs of sales is consistent with the 27% increase in revenue for the same period. Under-absorption of manufacturing costs increased by $2.1 million for the nine months ended March 31, 2025, compared to the corresponding period of the prior fiscal year and as discussed above we have increased our assembly labor and overhead rates to better absorb our indirect manufacturing costs. Inventory and warranty charges decreased slightly by approximately $49,000, or 14%, for the nine months ended March 31, 2025, compared to the corresponding period of the prior fiscal year.

Gross profit increased by $5.6 million, or 53%, for the nine months ended March 31, 2025, compared to the corresponding period of the prior fiscal year, primarily as a result of the increase in medical device and repair revenue for the same periods as described above. Gross margin as a percentage of sales increased by 6 percentage points compared to the corresponding period of the prior fiscal year primarily related to a more favorable product mix.

Operating Expenses

Operating Costs and Expenses
(in thousands except percentages)

	Three Months Ended March 31,				Nine Months Ended March 31,				Year over Year % Change
	2025		2024		2025		2024		Three Months	Nine Months
		% of Net Sales		% of Net Sales		% of Net Sales		% of Net Sales
Operating expenses:
Selling expenses	$113	1%	$17	—	$211	—	$79	—	565%	167%
General and administrative expenses	1,098	6%	1,012	7%	3,732	8%	3,208	9%	9%	16%
Research and development costs	947	5%	760	5%	2,731	6%	2,353	6%	25%	16%
	$2,158	12%	$1,789	12%	$6,674	14%	$5,640	15%	21%	18%

Selling expenses consist of salaries and other personnel-related expenses for our business development department, as well as advertising and marketing expenses, and travel and related costs incurred in generating and maintaining our customer relationships. Selling expenses for the three and nine months ended March 31, 2025, increased $96,000, or 565%, and $132,000, or 167%, respectively, compared to the corresponding periods of fiscal 2024. The increase relates primarily to recruiting fees and personnel costs related to our new Director of Business Development who we hired in December, 2024.

General and administrative expenses (“G&A”) consist of salaries and other personnel-related expenses of our accounting, finance, facilities, business systems, and human resource personnel, as well as costs for outsourced information technology services, professional fees, directors’ fees, and other costs and expenses attributable to being a public company. G&A increased $86,000 and $524,000, respectively, during the three and nine months ended March 31, 2025, when compared to the corresponding periods of the prior fiscal year. The increases relate primarily to increased bonus accruals, personnel costs, and legal expenses, offset by decreased audit fees and stock compensation expense.

Research and development costs generally consist of salaries, employer-paid benefits, and other personnel- related costs of our engineering and support personnel, as well as allocated facility and information technology costs, professional and consulting fees, patent-related fees, lab costs, materials, and travel and related costs incurred in the development and support of our products. Research and development costs for the three and nine months ended March 31, 2025, increased $187,000, or 25%, and $378,000, or 16%, compared to the corresponding periods of the prior fiscal year. This relates to an increase in legal fees related to intellectual property matters as well as an increase in spending related to in-house battery production and sustaining engineering efforts related to our existing products.

The majority of our research and development costs relate to sustaining activities related to products we currently manufacture and sell, but we also have created a product roadmap to develop future products. Many of our product development efforts are undertaken only upon completion of an analysis of the size of the market, our ability to differentiate our product from our competitors’, as well as an analysis of our specific sales prospects with new and/or existing customers. The research and development costs represent between 41% and 44% of total operating expenses for all periods presented and are expected to increase in the future as we continue to invest in product development efforts.

Interest & Other Income

Interest income for the three and nine months ended March 31, 2025 and 2024, includes interest and dividends from our money market accounts and investment portfolio.

Interest Expense

Interest expense consists primarily of interest expense related to the notes payable described more fully in Note 11 to the condensed consolidated financial statements contained elsewhere in this report.

Unrealized Gain (Loss) on Marketable Equity Investments

The unrealized gain (loss) on marketable equity investments relates to our investment portfolio more fully described in Note 4 to the condensed consolidated financial statements contained elsewhere in this report. All of these investments are recorded at estimated fair value and as of March 31, 2025, all of these investments relate to common stock of publicly traded companies whose stock price is subject to significant volatility.

Gain on Sale of Investments

During the third quarter ended March 31, 2025, we sold some of the stocks in our portfolio of equity investments receiving proceeds of $1.9 million and recording a gain on the sale in the amount of $595,000.

Income Tax Expense

The effective tax rate for each of the three months ended March 31, 2025 and 2024 was 28%. These tax rates are consistent with our combined expected federal and applicable state corporate income tax rates. The effective tax rate for the nine months ended March 31, 2025 and 2024 was 26% and 23%, respectively, and is less than our combined expected federal and applicable state corporate income tax rates due to a tax benefit recognized as a result of common stock awarded to employees under previously granted performance awards in the first quarter of fiscal 2025 as described more fully in Note 9 to the condensed consolidated financial statements contained elsewhere in this report, and to the release of a valuation allowance in the prior fiscal year related to previously recognized unrealized losses on investments.

Liquidity and Capital Resources

Cash and cash equivalents at March 31, 2025, increased $1.9 million to $4.5 million as compared to $2.6 million at June 30, 2024. The following table includes a summary of our condensed statements of cash flows contained elsewhere in this report.

	As of and For the Nine Months Ended March 31,
	2025	2024
	(in thousands)
Cash provided by (used in):
Operating activities	$(1,509)	$5,179
Investing activities	$754	$(2,126)
Financing activities	$2,597	$(2,770)

Cash and Working Capital:
Cash and cash equivalents	$4,473	$3,219
Working capital	$31,626	$25,538

Operating Activities

Net cash used in operating activities was $1.5 million for the nine months ended March 31, 2025, primarily due to net income of $7.8 million including realized gains on the sale of investments in the amount of $595,000 offset by an $8.2 million increase in inventory and a $2.0 million increase in receivables. Offsetting these uses of cash, accounts payable and accrued expenses increased by $1.6 million. The increases in these balance sheet accounts reflect our continued and expected future revenue growth.

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

Investing Activities

Net cash provided by investing activities for the nine months ended March 31, 2025, was $754,000 and relates to the sale of some of our marketable securities for $1.9 million offset by purchases of capital equipment and improvements of $1.2 million.

Net cash used in investing activities for the nine months ended March 31, 2024, was $2.1 million and related to the exercise of the Monogram Warrant for cash in the amount of $1,250,000 (See Note 4 to the condensed consolidated financial statements contained elsewhere in this report) as well as equipment and improvements purchases in the amount of $876,000.

Financing Activities

Net cash provided by financing activities for the nine months ended March 31, 2025, totaled $2.6 million and related primarily to the net increase in borrowings of $6.4 million from Minnesota Bank & Trust (“MBT”) more fully described in Note 11 to the condensed consolidated financial statements contained elsewhere in this report offset by $3.5 million attributable to the repurchase of 130,148 shares of our common stock pursuant to our share repurchase program.

Net cash used in financing activities for the nine months ended March 31, 2024, totaled $2.8 million and related primarily to the $1.8 million repurchase of 96,890 shares of our common stock pursuant to our share repurchase program as well as $990,000 of net principal payments on our loans from MBT more fully described in Note 11 to the condensed consolidated financial statements contained elsewhere in this report.

Financing Facilities & Liquidity Requirements for the next twelve months

As of March 31, 2025, our working capital was $31.6 million. We currently believe that our existing cash and cash equivalent balances together with our accounts receivable balances will provide us sufficient funds to satisfy our cash requirements as our business is currently conducted for at least the next 12 months. In addition to our cash and cash equivalent balances, we expect to derive a portion of our liquidity from our cash flows from operations. We may also liquidate some or all of our investment portfolio or borrow further against our $11.0 million Amended Revolving Loan with MBT (see Note 11 to condensed consolidated financial statements contained elsewhere in this report), which we amended in April 2025 in order to provide us additional borrowing capacity.

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

Investment Strategy

We invest surplus cash from time to time through our Investment Committee, which is comprised of one management director, Richard Van Kirk, and two non-management directors, Raymond Cabillot and Nicholas Swenson, who chairs the committee. Both Messrs. Cabillot and Swenson are active investors with extensive portfolio management expertise. We leverage the experience of these committee members to make investment decisions for the investment of our surplus operating capital or borrowed funds. Additionally, many of our securities holdings include stocks of public companies that either Messrs. Cabillot or Swenson or both may own from time to time either individually or through the investment funds that they manage, or other companies whose boards they sit on. The Investment Committee approved each of the investments comprising the $5.5 million of marketable public equity securities held at March 31, 2025.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer and principal accounting officer) have concluded based on their evaluation as of March 31, 2025, that our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) are not effective due to a material weakness. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

In accordance with SEC rules, an evaluation was performed under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer of the effectiveness, as of March 31, 2025, of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). “Internal control over financial reporting” includes those policies and procedures that:

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual and interim financial statements will not be detected or prevented on a timely basis. A material weakness was discovered relating to controls related to the existence of inventory during fiscal 2024 and we are continuing to remediate this weakness. While we believe that our inventory exists and is accurately recorded and properly valued at March 31, 2025, we are continuing to expand our internal controls over the existence of inventory and hired a warehouse manager in the second quarter of fiscal 2025 to ensure that we successfully implement effective standard operating procedures, provide adequate training to stockroom personnel, and continue our cycle count procedures.

 Internal Control Over Financial Reporting

During the three months ended March 31, 2025, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

See Note 14 to condensed consolidated financial statements contained elsewhere in this report.

ITEM 1A.	RISK FACTORS

Our business, future financial condition, and results of operations are subject to a number of factors, risks and uncertainties, which are disclosed in Item 1A, entitled “Risk Factors” in Part I of our Annual Report on Form 10-K for our fiscal year ended June 30, 2024, as well as any amendments thereto or additions and changes thereto contained in this quarterly report on Form 10-Q for the quarter ended March 31, 2025. Additional information regarding some of those risks and uncertainties is contained in the notes to the condensed consolidated financial statements included elsewhere in this report and in Part I, Item 2, entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The risks and uncertainties disclosed in our Form 10-K, our quarterly reports on Form 10-Q and other reports filed with the SEC are not necessarily all of the risks and uncertainties that may affect our business, financial condition and results of operations in the future. There have been no material changes to the risk factors as disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2024, except as provided in any amendments thereto and those set forth below.

Recently proposed tariffs could have a negative effect on our business, results of operations, financial condition, and liquidity.

Starting in the first quarter of 2025, the United States government announced additional tariffs on goods imported into the U.S. from numerous countries and multiple nations countered with reciprocal tariffs and other actions in response. The U.S. government stated that it is willing to negotiate with other countries regarding the tariffs. While we manufacture our products locally, we source raw materials and purchased components through an extensive supply chain, and the tariffs may negatively impact demand and result in an increase in some product costs. We are currently analyzing the impacts of tariffs and actions that can be taken to moderate and/or minimize their effects.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 5.	OTHER INFORMATION

Insider Trading Arrangements and Policies

During the quarter ended March 31, 2025, one of our directors, Nicholas Swenson, terminated a “Rule 10b5-1 trading arrangement” as such term is defined in Item 408(a) of Regulations S-K. No additional directors or officers informed us of the adoption, modification or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

ITEM 6.	EXHIBITS
Exhibit	Description
10.1	Amendment No. 6 to Amended and restated Credit Agreement dated April 8, 2025, by and between Pro-Dex, Inc. and UMB Bank, N.A. D/B/A Minnesota Bank and Trust, a division of UMB Bank N.A., successor-in-interest to Minnesota Bank and Trust, a division of HTLF Bank (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed April 11, 2025).
10.2	Second Amended and restated revolving Credit Note dated April 8, 2025, made by Pro-Dex, Inc. in favor of UMB Bank, N.A. D/B/A Minnesota Bank and Trust, a division of UMB Bank N.A., successor-in-interest to Minnesota Bank and Trust, a division of HTLF Bank (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed April 11, 2025)
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

PRO-DEX, INC.

Date: May 1, 2025	/s/ Richard L. Van Kirk
Richard L. Van Kirk Chief Executive Officer (principal executive officer)

Date: May 1, 2025	/s/ Alisha K. Charlton
Alisha K. Charlton Chief Financial Officer (principal financial officer and principal accounting officer)

EXHIBIT INDEX

Exhibit	Description
10.1	Amendment No. 6 to Amended and restated Credit Agreement dated April 8, 2025, by and between Pro-Dex, Inc. and UMB Bank, N.A. D/B/A Minnesota Bank and Trust, a division of UMB Bank N.A., successor-in-interest to Minnesota Bank and Trust, a division of HTLF Bank (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed April 11, 2025).
10.2	Second amended and restated revolving Credit Note dated April 8, 2025, made by Pro-Dex, Inc. in favor of UMB Bank, N.A. D/B/A Minnesota Bank and Trust, a division of UMB Bank N.A., successor-in-interest to Minnesota Bank and Trust, a division of HTLF Bank (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed April 11, 2025)
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

