Form 10-K
period 2025-06-30
PRO DEX INC
filed 2025-09-04
CIK 788920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________________

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2025

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

As of December 31, 2024, the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing sales price on the Nasdaq Capital Market was approximately $79.9 million. For the purpose of this calculation shares owned by officers, directors, and 10% shareholders known to the registrant have been deemed to be owned by affiliates. This calculation does not reflect a determination that persons are affiliates for any other purposes.

As of September 3, 2025, 3,261,979 shares of the registrant’s no par value common stock were issued and outstanding.

Documents incorporated by reference:

Part III of this report incorporates by reference certain information from the registrant’s definitive proxy statement (the “Proxy Statement”) for its 2025 Annual Meeting of Shareholders. The Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

PRO-DEX, INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED JUNE 30, 2025

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

Numerous factors could cause the Company’s actual results and events to differ materially from those expressed or implied by forward-looking statements, including, without limitation: loss of a significant customer, entry of new and stronger competitors, capital availability, unexpected costs, compliance with contractual obligations, failure to capitalize upon access to new customers, the ramifications of industry consolidation of medical products manufacturers, dealers and distributors, failure to mitigate supply chain issues, market acceptance and support of new products, cancellation of existing contracts, customer “in house” production of products previously designed by and/or acquired from the Company, invalidity or unenforceability of the Company’s patents and other intellectual property, maintaining favorable supplier relationships, the Company’s ability to engage qualified human resources as needed, regulatory compliance, general economic conditions, and other factors described under Item 1A (Risk Factors) of this report. This list of factors is illustrative, but by no means exhaustive. All forward-looking statements should be evaluated with the understanding of their inherent uncertainty.

ITEM 1.	BUSINESS

Company Overview

Pro-Dex, Inc. (“Company,” “Pro-Dex,” “we,” “our,” “us”) specializes in the design, development, and manufacture of autoclavable, battery-powered and electric, multi-function surgical drivers and shavers used primarily in the orthopedic, thoracic, and craniomaxillofacial (“CMF”) markets. We have patented adaptive torque-limiting technology and proprietary sealing solutions which appeal to our customers, primarily medical device distributors. We also manufacture and sell rotary air motors to a wide range of industries; however, these motors comprise a de minimis portion of our business.

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

Description of Business

The majority of our revenue is derived from designing, developing and manufacturing surgical devices for the medical device industry. The proportion of total sales by type is as follows (in thousands, except percentages):

	Years Ended June 30,
	2025		2024
	(In thousands)
		% of Revenue		% of Revenue
Medical devices	$47,747	72%	$36,979	69%
Industrial and scientific	861	1%	765	1%
NRE & Prototypes	698	1%	786	1%
Dental and component	194	—	201	—
Repairs	18,586	28%	16,505	31%
Discounts & Other	(1,493)	(2%)	(1,392)	(2%)
Total Sales	$66,593	100%	$53,844	100%

Our medical device products utilize proprietary designs developed by us primarily under exclusive development and supply agreements and are currently machined in our Irvine, California facility, and assembled in our Tustin, California facility, as are our rotary air motors. Our medical device products are sold primarily to original equipment manufacturers and our air motors are sold to a wide range of distributors and end users.

In fiscal 2025, our top three customers accounted for 94% of our sales compared to 88% in fiscal 2024. In fiscal 2025, we had one customer, included in both medical device and repairs revenue above, that accounted for 75% of sales with our next largest customer accounting for 12% of sales. This compares to fiscal 2024, when these same two customers accounted for 71% and 12%, respectively, of our total sales. In many cases, including our largest customers, disclosure of customer names is prohibited by confidentiality agreements with such entities. We have no plans to discontinue the sales relationships with our existing significant customers, nor does management have any knowledge that any existing significant customer intends to terminate its relationship with us.

Our business today is almost entirely driven by sales of our medical devices. Many of our significant customers place purchase orders for specific products that were developed under various development and/or supply agreements. Our customers may request that we design and manufacture a custom surgical device or they may hire us as a contract manufacturer to manufacture a product of their own design. In either case, we have extensive experience with autoclavable, battery-powered and electric, multi-function surgical drivers and shavers. We continue to focus a significant percentage of our time and resources on providing outstanding products and service to our valued principal customers. During the first quarter of fiscal 2021, our largest customer executed an amendment to our existing supply agreement such that we will continue to supply their surgical handpieces to them through calendar 2025 and, during the fourth quarter of fiscal 2021, they executed a product development agreement and related statement of work for our assistance with the next generation of this handpiece. During fiscal 2025, they launched their next generation handpiece. During the fourth quarter of fiscal 2025, the customer released the hold that it had placed on shipments of the next generation handpiece in the third quarter of fiscal 2025, and we resumed production and shipments of the next generation handpiece late in the fourth quarter of fiscal 2025. Additionally, we continue to invest in property and equipment as well as personnel to expand our capacity to achieve higher sales volumes.

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

The majority of the raw materials and components used to manufacture our products are purchased and are available from several sources, including through our own in-house machining capabilities. Portescap, Fischer Connectors, and Tadiran Batteries are examples of key suppliers. We have no exclusive arrangements with any of our suppliers, but in several instances only one supplier is used for certain high-value components. In most of such instances, secondary suppliers have been identified, although it is likely that any transition to a new or different supplier would result in a delay in the supply chain. We consider our relationships with our suppliers and manufacturers to be good, however, since fiscal 2022 and continuing through fiscal 2025, many of our suppliers have increased lead times, experienced delays in shipments and raised prices or temporarily added surcharges. Additionally, beginning in fiscal 2025, some of our suppliers have begun passing along tariff charges. While we intend to pass on these charges to our customers, we do not know if we will be successful in these endeavors. We do not intend to terminate any such relationship at this time, nor does management have knowledge that any supplier or manufacturer intends to terminate its relationship with us.

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

At June 30, 2025, we had a backlog of $50.4 million compared with a backlog of $19.8 million at June 30, 2024. Our backlog represents firm purchase orders received and acknowledged from our customers and does not include all revenue expected to be generated from existing customer contracts. Substantially all of our backlog at June 30, 2025, as well as certain purchase orders received subsequent to June 30, 2025, are expected to be delivered during fiscal 2026. We have experienced, and may continue to experience, variability in our new order bookings due to, among other reasons, the launch of new products, the timing of customer orders based on end-user demand, and customer inventory levels. We do not typically experience seasonal fluctuations in our shipments and revenues.

Segments

We have only one operating segment as our business is currently operated. We have reached this conclusion because our Chief Executive Officer (“CEO”) allocates resources, assesses performance, and manages our business as one segment. Additionally, 99% of our business in fiscal 2025 relates to designing, manufacturing, and repairing medical devices. We primarily design, sell, and repair handheld medical devices and accessories. We provide medical devices, NRE and proto-type services, as well as repairs to all our customers and we utilize one machine shop and purchasing team to procure and manufacture all the products that we sell. The CEO utilizes consolidated operating income to analyze our business operations.

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

In certain instances, we may share research and development costs with our customers by billing for non-recurring engineering (“NRE”) services often provided for under development portions of certain contracts. Revenue recognized for NRE services represented 1% of our revenue in both fiscal 2025 and 2024.

During the fiscal years ended June 30, 2025 and 2024, we incurred research and development expenses amounting to $3.6 million and $3.2 million, respectively, which costs exclude labor and related expenses of approximately $73,000 and $224,000 in fiscal 2025 and 2024, respectively, that were reimbursed by our customers through billings for NRE services.

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

Our employee turnover for the fiscal years ended June 30, 2025 and 2024 was 16% and 21%, respectively. We consider the turnover rate a valuable metric to measure the effectiveness of our programs and to assist in developing new programs.

Employees

At June 30, 2025 and 2024, we had 181 and 148 employees, respectively, two of whom were part time, and all were working at one or both of our facilities in Irvine, California and Tustin, California. None of our employees are a party to any collective bargaining agreements with us. We consider our relationships with our employees to be good.

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

Patents, Trademarks, and Licensing Agreements

We hold US and foreign patents relating to our handheld medical devices and torque-limiting screwdrivers. Our patents have varying expiration dates. The near-term expiration of the patents, if any, is not expected to cause any change in our revenue-generating operations as changing the legal manufacturer of medical devices is a significant undertaking and we believe the expiration of a patent would offer minimal inducement to make such a change.

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

In fiscal 2025, our top three customers accounted for 94% of our sales, with our current largest customer accounting for 75% of our sales. This customer has made purchase commitments to us through a supply agreement to purchase surgical handpieces through calendar 2025, and has placed purchase orders for deliveries in 2026, but there can be no assurance that this customer will extend purchase commitments to us beyond that date. The loss of, or a material reduction in purchases from, this customer or any of our other significant customers would severely impact us, including having a material adverse effect on our business, financial condition, cash flows, revenue, and results of operations.

A substantial portion of our business is derived from our core business area that, if not serviced properly, may result in a material adverse impact upon our business, financial condition, and results of operations.

In fiscal 2025, we derived 99% of our revenue from sales of our medical device products and related services. We believe that a primary factor in the market acceptance of our products and services is the value they create for our customers. Our future financial performance will depend in large part on our ability to continue to meet the increasingly sophisticated needs of our customers through the timely development, and successful introduction and implementation, of new and enhanced products and services, while at the same time continuing to provide the value our customers have come to expect from us. We have historically expended a significant percentage of our revenue on product development and believe that significant continued product development efforts will be required to sustain our growth. Continued investment in our sales and marketing efforts will also be required to support future growth.

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

We compete in all of our markets with other major surgical device and related companies. As a provider of outsourced products and services, we also compete with our customers’ own internal development groups. Competitive pressures and other factors, such as new product or new technology introductions by us, our customers’ internal development and manufacturing departments, or our competitors, may result in price or market share erosion that could have a material adverse effect on our business, results of operations and financial condition. Also, there can be no assurance that our products and services will achieve or maintain broad market acceptance or will successfully compete with other products.

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

In addition, if similar failures affect institutions relied on by our customers, we might not be able to receive timely payment from customers. We and they may maintain cash balances that are not insured or are in excess of the FDIC’s insurance limit. Any delay in ours or our customers’ ability to access funds could have a material adverse effect on our operations. If any parties with which we conduct business are unable to access funds pursuant to such instruments or lending arrangements with such a financial institution, such parties’ ability to continue to fund their business and perform their obligations to us could be adversely affected, which, in turn, could have a material adverse effect on our business, financial condition and results of operations.

We periodically invest surplus cash in marketable securities and other investments in order to realize a positive return, although there can be no assurance that a positive return will be realized, and we could lose some or all of our investments, which could adversely affect our financial condition and results of operation.

We invest a significant portion of our excess capital in marketable securities, including equity securities of publicly traded companies. At June 30, 2025, the fair value of our investments was approximately $6.9 million. While we intend to hold our investments until such time as we believe it is appropriate to sell them in accordance with our overall investment policy, we may have unexpected cash requirements that could necessitate the sale of some or all of these investments for a loss. Additionally, these investments are subject to changes in their valuation, and are recorded at their estimated fair value at each measurement date, with unrealized gains and losses presented in other income (expense) in our consolidated income statements, which can result in material upward or downward non-cash adjustments to our income from quarter-to-quarter.

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

As of August 20, 2025, two of our directors, Nicholas J. Swenson and Raymond E. Cabillot, directly or indirectly, controlled voting power over approximately 39% (31% and 8%, respectively) of the outstanding shares of our common stock. As a result of such voting control, these directors will have significant influence over all matters submitted to our shareholders for approval, including the election of our directors and other corporate actions, and may have interests that conflict with our interests and the interests of other shareholders.

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

We have previously identified material weaknesses in our internal control over financial reporting. Failure to achieve and maintain effective internal control over financial reporting could materially and adversely affect our business, results of operations, financial condition, and stock price.

We identified material weaknesses in our internal control over financial reporting as of June 30, 2024, and June 30, 2023. The material weaknesses as of June 30, 2024, related to our inventory accounting and the valuation of one of our Level 2 investments. The material weakness as of June 30, 2023, related to the valuation of our Level 3 investments. As a result of these material weaknesses, as of June 30, 2024, and June 30, 2023, our management concluded that our internal control over financial reporting was not effective based on the framework in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In fiscal 2025 and 2024, we implemented remediation plans designed to address our June 30, 2024 and 2023, material weaknesses, which were both time consuming and costly. In addition, if additional material weaknesses or significant deficiencies in our internal control are discovered or occur in the future, our consolidated financial statements may contain material misstatements and we could be required to restate our financial results.

If we or our auditors discover one or more additional material weaknesses in our internal controls in the future, the market’s confidence in our financial statements could decline and our stock price may be harmed. In addition, our failure to maintain effective controls over financial reporting could subject us to sanctions or investigations by The Nasdaq Stock Market, the SEC, or other regulatory authorities.

Our evaluation of internal controls and remediation of potential problems is costly and time-consuming and could expose weaknesses in financial reporting.

Section 404 of the Sarbanes-Oxley Act of 2002, as amended, requires management’s assessment of the effectiveness of our internal control over financial reporting. This process is expensive and time consuming and requires significant attention of management. Management can give no assurance that material weaknesses in internal controls will not be discovered (see above, “We have previously identified material weaknesses in our internal control over financial reporting. Failure to achieve and maintain effective internal control over financial reporting could materially and adversely affect our business, results of operations, financial condition, and stock price.”). We cannot be certain that a future material weakness will not occur and that it will not be time consuming and costly to remediate and further divert the attention of management. The disclosure of a material weakness, even if quickly remedied, could reduce the market’s confidence in our financial statements and harm our stock price, especially if a restatement of financial statements for past periods is required.

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

Starting in the first calendar quarter of 2025, the United States government announced its intention and/or actively took action to increase tariffs at various rates, including on certain products imported from many countries and individualized higher tariffs on certain other countries. Other countries have announced reciprocal tariffs or other similar actions. In some cases, these tariffs have since been followed by announcements of limited exemptions and temporary pauses. We are subject to risks relating to increased tariffs on U.S. imports, and other changes affecting imports, as we purchase raw materials and components from a complex supply chain which includes both direct and indirect purchases from foreign countries. The recent enactment of these tariffs, along with the unpredictability of the rates, poses a risk to our business operations and may materially increase our costs and reduce our margins. There continues to be significant uncertainty about the future relationship between the U.S. and other countries regarding such trade policies, treaties and tariffs. As such, we can make no assurances about the eventual impact on our operating results and business. However, some of our suppliers have begun passing along tariff charges. Our inability to minimize the impact of tariffs on our raw material and components costs, pass through price increases to customers, or find alternative sources for our raw materials and components, may have a material adverse impact on our business, financial condition, and results of operations.

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

We currently engage third party information technology partners to design and manage our information security processes and system. Working with our outsourced security team, our Chief Financial Officer manages the risk assessment and mitigation process. We hired a business systems and information technology manager in fiscal 2025 to increase our in-house expertise in this area. As we grow, we plan to develop a more robust and detailed strategy for cybersecurity.

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

Our executive offices and manufacturing facility are located at 2361 McGaw Avenue, Irvine, California 92614. We lease the 28,000 square foot facility from an unrelated third party at a current base monthly lease rate of approximately $45,000 with 3% annual escalations through the expiration of the lease in September 2027. The building is a one-story, stand-alone structure of concrete “tilt-up” construction, approximately 45 years old and in good condition.

Our Franklin Property, located at 14401 Franklin Avenue, Tustin, California 92780, is used primarily for our assembly and repairs operations. We purchased this 25,000 square foot facility in November 2020 from an unrelated third party, with the majority of the purchase price financed by a property loan (See Notes 5 and 8 of the consolidated financial statements contained elsewhere in this report). The building is a one-story, stand-alone structure of concrete “tilt-up” construction, approximately 45 years old and in good condition.

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

Holders

As of September 2, 2025, there were 131 holders of record of our common stock. This number does not include beneficial owners including holders whose shares are held in nominee, or “street,” name.

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

Repurchases

During the fourth quarter of fiscal 2025 and 2024, we repurchased 0 and 88,011 shares of our common stock, respectively, at an aggregate cost of $0 and $1.7 million, respectively, through Board approved prearranged share repurchase plans intended to qualify for the safe harbor under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

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

Overview

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of our results of operations and financial condition for the fiscal years ended June 30, 2025 and 2024.

We specialize in the design, development, and manufacture of autoclavable, battery-powered and electric, multi-function surgical drivers and shavers used primarily in the orthopedic, thoracic, and CMF markets. Additionally, we provide engineering, quality, and regulatory consulting services to our customers. We also sell rotary air motors to a wide range of industries; however, these motors comprise a de minimis portion of our business. Our products are found in hospitals, medical engineering labs, scientific research facilities, and high-tech manufacturing operations around the world. We are headquartered in Irvine, California.

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

Revenue Recognition

Under Accounting Standards Update (“ASU”) 2014-09, (Topic 606) “Revenue From Contracts with Customers,” we recognize revenue from the sales of products and services by applying the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied. We primarily sell finished products and recognize revenue at point of sale or delivery. However, we also perform services when we are engaged to design a product for a customer and there is more judgment involved in determining the amount and timing of revenue recognition under those types of contracts. In fiscal 2025, the revenue from NRE and prototype services represents approximately 1% of total revenue.

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

Investments

Investments consist of marketable equity securities of publicly held companies. The investments were made to realize a reasonable return, although there is no assurance that positive returns will be realized. Investments are marked to market at each measurement date, with unrealized gains and losses presented in other income (expense) in our consolidated income statements. Some of our investments include the common stock of public companies that are thinly traded. Certain of these investments are classified as long-term in nature, as we may not be able to liquidate the investments in a timely manner even if we wish to sell them. All of our investments were subject to a valuation analysis as of June 30, 2025 and 2024.

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

Income Taxes

We recognize deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of our assets and liabilities, along with net operating loss and tax credit carryovers. Deferred tax assets and liabilities at June 30, 2025 and 2024 consisted primarily of basis differences related to unrealized gain/loss related to investments, stock-based compensation, fixed assets, accrued expenses and inventories. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

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

Results of Operations for the Fiscal Year Ended June 30, 2025 Compared to the Fiscal Year Ended June 30, 2024

The following tables set forth results from operations for the fiscal years ended June 30, 2025 and 2024:

	Years Ended June 30,
	2025		2024
	Dollars in thousands
		% of Net Sales		% of Net Sales
Net sales	$66,593	100%	$53,844	100%
Cost of sales	47,083	71%	39,293	73%
Gross profit	19,510	29%	14,551	27%
Selling expenses	344	—	117	—
General and administrative expenses	4,841	7%	4,072	8%
Research and development costs	3,636	6%	3,189	6%
Total operating expenses	8,821	13%	7,378	14%
Operating income	10,689	16%	7,173	13%
Other income (expense), net	1,369	2%	(4,539)	(8%)
Income before income taxes	12,058	18%	2,634	5%
Income tax expense	3,080	5%	507	1%
Net income	$8,978	13%	$2,127	4%

Net Sales

The majority of our revenue is derived from designing, developing, manufacturing and repairing powered surgical instruments for medical device original equipment manufacturers. We also manufacture and sell rotary air motors to a wide range of industries. The proportion of total sales by product/service type is as follows:

	Years Ended June 30,				Increase (Decrease) From 2024 To
	2025		2024		2025
	Dollars in thousands
		% of Net Sales		% of Net Sales
Net sales:
Medical devices	$47,747	72%	$36,979	69%	29%
Industrial and scientific	861	1%	765	1%	13%
NRE & Prototype services	698	1%	786	1%	(11%)
Dental and component	194	—	201	—	(4%)
Repairs	18,586	28%	16,505	31%	13%
Discounts & Other	(1,493)	(2%)	(1,392)	(2%)	7%
	$66,593	100%	$53,844	100%	24%

Net sales in fiscal 2025 increased by $12.7 million, or 24%, as compared to fiscal 2024, due primarily to an increase in medical device revenue of $10.8 million and an increase in repair revenue of $2.1 million. Details of our medical device sales by type is as follows:

	Years Ended June 30,				Increase (Decrease) From 2024 To
	2025		2024		2025
	Dollars in thousands
		% of Net Sales		% of Net Sales
Medical device sales:
Orthopedic	$33,542	70%	$23,630	64%	42%
CMF	9,943	21%	10,334	28%	(4%)
Thoracic	4,262	9%	3,015	8%	41%
Total	$47,747	100%	$36,979	100%	29%

Sales of our medical device products increased $10.8 million, or 29%, during fiscal 2025 as compared to fiscal 2024. Our medical device revenue to our largest customer, included in orthopedic sales above, increased $10.1 million, compared to the prior fiscal year due primarily to the launch of that customer’s next generation handpiece. As previously disclosed, late in the third quarter of fiscal 2025 the customer requested we hold off on next generation handpiece shipments in favor of continued shipments and enhanced repair of the legacy handpieces. During the fourth quarter of fiscal 2025, the customer requested that we resume production and shipments of the next generation handpiece. While this pause negatively impacted our fourth quarter results, we do not anticipate any additional delays in shipment of the next generation handpiece. During fiscal 2025, thoracic sales increased by $1.3 million to $4.3 million, up from $3.0 million in fiscal 2024. Recurring revenue from distributors of CMF drivers decreased $391,000 in fiscal 2025 compared to fiscal 2024. We do not have much visibility into our customers’ distribution networks, but these fluctuations are within expected levels.

Sales of our industrial and scientific products, which consist primarily of our compact pneumatic air motors, increased $96,000, or 13%, for fiscal 2025 compared to fiscal 2024. These are legacy products with no substantive marketing or sales efforts.

Sales of our NRE & prototype services decreased $88,000, or 11%, during fiscal 2025 as compared to fiscal 2024 and relates to a reduction in the number of billable engagements for various NRE projects undertaken for our customers.

Sales of our dental products and components in fiscal 2025 decreased $7,000, or 4%, as compared to fiscal 2024. The decrease is as expected and we expect future declines in this area as we are no longer manufacturing dental products, but rather are simply selling remaining component inventory.

Our fiscal 2025 repair revenue increased approximately $2.1 million, or 13%, to $18.6 million, as compared to fiscal 2024, due to increased repairs of the legacy orthopedic handpiece we sold to our largest customer. This increase relates to the continuation of the previously disclosed enhanced repair program. We anticipate that repair revenue may decline in future periods as this customer transitions to the next generation handpiece in lieu of enhancements of the legacy handpiece.

At June 30, 2025, we had a backlog of $50.4 million compared with a backlog of $19.8 million at June 30, 2024. Our backlog represents firm purchase orders received and acknowledged from our customers and does not include all revenue expected to be generated from existing customer contracts. Substantially all of our backlog at June 30, 2025, as well as certain purchase orders received subsequent to June 30, 2025, are expected to be delivered during fiscal 2026. We have experienced, and may continue to experience, variability in our new order bookings due to, among other reasons, the launch of new products, the timing of customer orders based on end-user demand, and customer inventory levels. We do not typically experience seasonal fluctuations in our shipments and revenues.

Cost of Sales and Gross Margin

	Years Ended June 30,				Increase (Decrease) From 2024 To
	2025		2024		2025
	Dollars in thousands
		% of Net Sales		% of Net Sales
Costs of sales
Product costs	$43,833	66%	$38,121	71%	15%
NRE and Prototype services costs	469	1%	802	1%	(42%)
Under (over)-absorption of manufacturing overhead	2,517	4%	(74)	—	3,501%
Inventory and warranty charges	264	—	444	1%	(41%)
Total cost of sales	$47,083	71%	$39,293	73%	20%

Cost of sales in fiscal 2025 increased $7.8 million, or 20%, from fiscal 2024, primarily due to the increase in product costs, consistent with the 24% increase in net sales. During fiscal 2025, we experienced $2.5 million of under-absorption of manufacturing costs compared to $74,000 of over-absorption in fiscal 2024, due primarily to an increase in our indirect manufacturing costs in fiscal 2025. Costs related to inventory and warranty charges decreased $180,000 in fiscal 2025 compared to fiscal 2024, primarily due to decreased inventory reserves.

Operating Expenses

	Years Ended June 30,				Increase (Decrease) From 2024 To
	2025		2024		2025
	Dollars in thousands
		% of Net Sales		% of Net Sales
Operating expenses:
Selling expenses	$344	—	$117	—	194%
General and administrative expenses	4,841	7%	4,072	8%	19%
Research and development costs	3,636	6%	3,189	6%	14%
	$8,821	13%	$7,378	14%	20%

Selling expenses consist of salaries and other personnel-related expenses related to our business development department, as well as trade show attendance, advertising and marketing expenses, and travel and related costs incurred in generating and maintaining customer relationships. Selling expenses increased $227,000, or 194%, compared to fiscal 2024, primarily due to recruiting fees and personnel costs related to our new Director of Business Development who we hired in December 2024 as well as increased advertising and related expenses.

General and administrative expenses (“G&A”) consist of salaries and other personnel-related expenses for corporate, accounting, finance, and human resource personnel, as well as costs for outsourced information technology services, professional fees, directors’ fees, and costs associated with being a public company. The $769,000 increase in G&A expenses from fiscal 2024 to 2025 is due primarily to $441,000 in increased bonus accruals, $249,000 in increased personnel costs, and $270,000 in increased legal and information technology expenses, offset by $157,000 in decreased audit fees.

Research and development costs generally consist of salaries, employer-paid benefits, and other personnel- related costs of our engineering and support personnel, as well as allocated facility and information technology costs, professional and consulting fees, patent-related fees, lab costs, materials, and travel and related costs incurred in the development and support of our products. Fiscal 2025 research and development costs increased $447,000 from fiscal 2024 due to increased spending on internal product development projects of $378,000 as well as reduced billable project expenditures which get reclassified to cost of sales. The majority of our research and development expenditures incurred in fiscal 2025 and 2024 relates to our sustaining activities related to products we currently manufacture and sell. As we introduce new products into the market, we expect to see an increase in sustaining and other engineering expenses. Typical examples of sustaining engineering activities include, but are not limited to, end-of-life component replacement, especially in electronic components found in our printed circuit board assemblies, analysis of customer complaint data to improve process and design, and replacement and enhancement of tooling and fixtures used in the machine shop, assembly operations, and inspection areas to improve efficiency and through-put.

Other Income (Expense)

Interest and Dividend Income

Our interest and dividend income earned in fiscal 2025 and 2024 includes income earned from our interest-bearing money market accounts and portfolio of equity investments.

Unrealized gain (loss) on investments

The unrealized gain (loss) on investments relates to our investment portfolio. Additional information related to the nature of our investments is more fully described in Note 4 to the consolidated financial statements contained elsewhere in this report.

Gain on Sale of Investments

During fiscal 2025, we liquidated some of the investments in our portfolio of equity investments receiving proceeds of $1.9 million and recording a gain of $595,000. During fiscal 2024, our investment sales were immaterial.

Interest Expense

Interest expense incurred in fiscal 2025 and 2024 consists primarily of interest expense related to our debt with Minnesota Bank & Trust (“MBT”) described more fully in Note 8 to the consolidated financial statements contained elsewhere in this report.

Income Taxes

The effective tax rate for the fiscal years ended June 30, 2025 and 2024 was 26% and 19%, respectively, slightly less than our combined expected federal and applicable state corporate income tax rates due primarily to federal and state research credits. Our pre-tax income in fiscal 2025 was $12.0 million compared to $2.6 million in fiscal 2024. The impact of our tax credits is more significant when pre-tax income is lower.

Liquidity and Capital Resources

The following table is a summary of our Statements of Cash Flows and Cash and Working Capital as of and for the fiscal years ended June 30, 2025 and 2024:

	As of and for the Years Ended June 30,
	2025	2024
	(In thousands)
Cash provided by (used in):
Operating activities	$(1,682)	$6,224
Investing activities	$(238)	$(2,233)
Financing activities	$(292)	$(4,296)

Cash, cash equivalents and working capital:
Cash and cash equivalents	$419	$2,631
Working capital	$32,666	$23,719

Cash Flows from Operating Activities

Cash used in operating activities during fiscal 2025 totaled $1.7 million. Our net income was $9.0 million, which includes $1.5 million of unrealized gains on certain equity investments, $595,000 of realized gains on the sale of certain equity investments as well as $1.2 million of depreciation and amortization and $555,000 of non-cash stock compensation. Additionally, at June 30, 2025 compared to June 30, 2024, our accounts receivable increased by $2.5 million corresponding with our increased revenue, our income tax accounts reflect a $1.5 million outlay of cash mostly related to higher estimated income tax payments, and our inventory increased by $6.9 million in anticipation of increased sales to support our largest customer’s release of their next generation orthopedic handpiece.

Cash provided by operating activities totaled $6.2 million during fiscal 2024. Our fiscal 2024 net income was $2.1 million, which includes $4.1 million of unrealized losses on certain equity investments, as well as non-cash stock compensation expense and depreciation and amortization expense in the amount of $605,000 and $1.2 million, respectively. Additionally, our accounts payable and accrued expenses at June 30, 2024 increased by $2.4 million and our inventory decreased by $898,000 as compared to June 30, 2023. Offsetting these inflows of cash, our accounts receivable and deferred tax assets at June 30, 2024 grew by $3.9 million and $1.6 million, respectively, compared to June 30, 2023.

Cash Flows from Investing Activities

Net cash used in investing activities in fiscal 2025 was $238,000. During the 2025 fiscal year, we made capital expenditures in the amount of $1.2 million and exercised warrants to purchase common stock and preferred stock of Monogram Technologies, Inc., formerly Monogram Orthopaedics Inc. (“Monogram”) for cash in the amount of $899,000 (See Note 4 to the consolidated financial statements contained elsewhere in this report) offset by proceeds of $1.9 million from the sales of marketable equity securities.

Net cash used in investing activities in fiscal 2024 was $2.2 million and related to the exercise of the warrant to purchase Monogram common stock for cash in the amount of $1,250,000 (See Note 4 to the consolidated financial statements contained elsewhere in this report) as well as equipment and improvements purchases in the amount of $983,000.

Cash Flows from Financing Activities

Net cash used in financing activities for fiscal 2025 totaled $292,000 and included $3.5 million in net borrowings on various notes payable to MBT, more fully described in Note 8 to the consolidated financial statements contained elsewhere in this report, offset by $3.5 million related to the repurchase of 130,148 shares of our common stock pursuant to our share repurchase program, as well as payment of $305,000 of employee payroll taxes related to the award of 40,000 shares of common stock to employees under previously granted performance awards.

Net cash used in financing activities for fiscal 2024 totaled $4.3 million and related primarily to the $3.5 million repurchase of 184,901 shares of our common stock pursuant to our share repurchase program, as well as $841,000 of net principal payments related to our various loans from MBT more fully described in Note 8 to the consolidated financial statements contained elsewhere in this report.

Liquidity Requirements for the Next 12 Months

 As of June 30, 2025, our working capital was $32.7 million. We currently believe that our existing cash and cash equivalent balances, together with our account receivable balances, and anticipated cash flows from operations will provide us sufficient funds to satisfy our cash requirements as our business is currently conducted for at least the next 12 months. We may also liquidate some or all of our investment portfolio or borrow against our revolving loan with MBT (See Note 8 to consolidated financial statements contained elsewhere in this report), under which we had availability of $7.3 million as of June 30, 2025.

We are focused on preserving our cash balances by monitoring expenses, identifying cost savings, and investing only in those development programs and products that we believe will most likely contribute to our profitability. As we execute our current strategy, however, we may require additional debt and/or equity capital to fund our working capital needs and requirements for capital equipment to support our manufacturing and inspection processes. In particular, we have experienced negative operating cash flow in the past, especially as we procure long-lead time materials to satisfy our backlog, which can be subject to extensive variability.

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

The Investment Committee is comprised of Messrs. Swenson (Chair), Cabillot, and Van Kirk. Both Mr. Cabillot and Mr. Swenson are active investors with extensive portfolio management expertise. We leverage the experience of these committee members to make investment decisions for the investment of our surplus operating capital or borrowed funds. Additionally, many of our securities holdings include stocks of public companies that either Messrs. Swenson or Cabillot or both may own from time to time either individually or through the investment funds that they manage, or other companies whose boards they sit on. The Investment Committee approved each of the investments comprising the $6.9 million of investments in marketable public equity securities held at June 30, 2025, which amount includes unrealized holding gains in the amount of $3.3 million at June 30, 2025.

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

During the fiscal year ended June 30, 2025, we repurchased 130,148 shares at an aggregate cost, inclusive of fees under the Plan, of $3.5 million. During the fiscal year ended June 30, 2024, we repurchased 184,901 shares at an aggregate cost, inclusive of fees under the Plan, of $3.5 million. On a cumulative basis, since 2013 we have repurchased a total of 1,511,497 shares under the share repurchase programs at an aggregate cost, inclusive of fees under the Plan, of $24.2 million. All repurchases under the 10b5-1 Plans were administered through an independent broker.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide this information.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PRO-DEX, INC. AND SUBSIDIARY

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors

Pro-Dex, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Pro-Dex, Inc. (the “Company”) as of June 30, 2025 and 2024, the related consolidated statements of income, shareholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 2025 and 2024, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Baker Tilly US, LLP

Irvine, California
September 4, 2025

We have served as the Company’s auditor since 2003.

PRO-DEX, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 30,
	2025	2024
ASSETS
Current assets
Cash and cash equivalents	$419	$2,631
Investments	6,740	4,217
Accounts receivable	16,433	13,887
Deferred costs	24	262
Inventory	22,213	15,269
Income taxes receivable	1,056	—
Prepaid expenses	410	345
Total current assets	47,295	36,611
Land and building, net	6,061	6,155
Equipment and improvements, net	5,153	5,024
Right of use asset, net	1,050	1,473
Intangibles, net	26	54
Deferred income taxes, net	1,415	1,555
Investments	148	1,563
Other assets	44	42
Total assets	$61,192	$52,477

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,614	$4,513
Accrued liabilities	3,479	3,359
Income taxes payable	186	632
Deferred revenue	202	14
Notes payable	6,148	4,374
Total current liabilities	14,629	12,892
Non-current liabilities:
Lease liability, net of current portion	685	1,182
Notes payable, net of current portion	9,246	7,536
Total non-current liabilities	9,931	8,718
Total liabilities	24,560	21,610

Commitments and Contingencies (Note 10):

Shareholders’ equity:
Common stock, no par value, 50,000,000 shares authorized; 3,261,043 and 3,363,412 shares issued and outstanding at June 30, 2025 and 2024, respectively	704	3,917
Retained earnings	35,928	26,950
Total shareholders’ equity	36,632	30,867
Total liabilities and shareholders’ equity	$61,192	$52,477

See notes to consolidated financial statements

PRO-DEX, INC. AND SUBSIDIARY

CONSOLIDATED INCOME STATEMENTS

(In thousands, except share and per share data)

	Years Ended June 30,
	2025	2024

Net sales	$66,593	$53,844
Cost of sales	47,083	39,293
Gross profit	19,510	14,551

Operating expenses:
Selling expenses	344	117
General and administrative expenses	4,841	4,072
Research and development costs	3,636	3,189
Total operating expenses	8,821	7,378
Operating income	10,689	7,173
Other income (expense):
Interest and dividend income	82	144
Unrealized gain (loss) on marketable equity investments	1,521	(4,125)
Gain on sale of investments	595	—
Interest expense	(829)	(558)
Total other income (expense)	1,369	(4,539)

Income before income taxes	12,058	2,634
Income tax expense	(3,080)	(507)

Net income	$8,978	$2,127

Basic & Diluted income per share:
Basic net income per share	$2.73	$0.61
Diluted net income per share	$2.67	$0.60

Weighted-average common shares outstanding:
Basic	3,287,844	3,498,807
Diluted	3,361,207	3,571,207

See notes to consolidated financial statements.

PRO-DEX, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For The Years Ended June 30, 2025 and 2024

(In thousands, except share data)

	Common Shares
	Number of Shares	Amount	Retained Earnings	Total
Balance at June 30, 2023	3,545,309	$6,767	$24,823	$31,590
Net income	—	—	2,127	2,127
ESPP shares issued	3,004	50	—	50
Share-based compensation	—	605	—	605
Share repurchases	(184,901)	(3,505)	—	(3,505)
Balance at June 30, 2024	3,363,412	$3,917	$26,950	$30,867
Net income	—	—	8,978	8,978
ESPP shares issued	1,593	42	—	42
Shares issued in connection with performance award vesting	40,000	—	—	—
Shares withheld from common stock issued to pay employee payroll taxes	(14,866)	(273)	—	(273)
Exercise of stock options	1,052	(33)	—	(33)
Share-based compensation	—	555	—	555
Share repurchases	(130,148)	(3,504)	—	(3,504)
Balance at June 30, 2025	3,261,043	$704	$35,928	$36,632

See notes to consolidated financial statements.

PRO-DEX, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,978	$2,127
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,239	1,160
Unrealized (gain) loss on marketable equity investments	(1,521)	4,125
Gain on sale of investments	(595)	—
Non-cash straight-line lease amortization	(33)	(17)
Amortization of loan fees, net	9	12
Share-based compensation	555	605
Deferred income taxes	140	(1,563)
Changes in operating assets and liabilities:
Accounts receivable	(2,546)	(3,935)
Deferred costs	238	232
Inventory	(6,944)	898
Prepaid expenses and other assets	(67)	(49)
Accounts payable and accrued expenses	179	2,436
Deferred revenue	188	14
Income taxes	(1,502)	179
Net cash provided by (used in) operating activities	(1,682)	6,224

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment and improvements	(1,246)	(983)
Proceeds from sale of investments	1,907	—
Investment in Monogram	(899)	(1,250)
Net cash used in investing activities	(238)	(2,233)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on notes payable	(11,528)	(4,841)
Borrowing from Minnesota Bank & Trust	15,003	4,000
Repurchases of common stock	(3,504)	(3,505)
Payments of employee taxes on net issuance of common stock	(305)	—
Proceeds from exercise of stock options and ESPP contributions	42	50
Net cash used in financing activities	(292)	(4,296)

Net decrease in cash and cash equivalents	(2,212)	(305)
Cash and cash equivalents, beginning of year	2,631	2,936
Cash and cash equivalents, end of year	$419	$2,631

See notes to consolidated financial statements.

PRO-DEX, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

(In thousands)

	Years Ended June 30,
	2025	2024
Supplemental disclosures of cash flow information:

Cash paid during the period for interest	$818	$555

Cash paid during the period for income taxes by jurisdiction:

Federal income tax payments	$3,030	$1,515
California income tax payments	1,427	334
Colorado income tax payments	—	8
Massachusetts income tax payments	—	34
Total income tax payments	$4,457	$1,891

Non-cash investing and financing activity:
Cashless stock option exercise	$117	$—

See notes to consolidated financial statements.

PRO-DEX, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.        DESCRIPTION OF BUSINESS

We specialize in the design, development and manufacture of autoclavable, battery-powered and electric, multi-function surgical drivers and shavers used primarily in the orthopedic, thoracic, and craniomaxillofacial markets. We have patented adaptive torque-limiting technology and proprietary sealing solutions which appeal to our customers, primarily medical device distributors. We also manufacture and sell rotary air motors to a wide range of industries; however, these motors comprise a de minimis portion of our business.

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

PRO-DEX, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Estimated Losses on Product Development Services

Cost and revenue estimates related to the product development service portions of development and supply contracts are reviewed and updated quarterly. An expected loss on development service contracts is recognized immediately in cost of sales. Losses recorded in fiscal 2025 and 2024 related to these services totaled $155,000 and $118,000, respectively.

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

Cash and Cash Equivalents

We consider all highly liquid investments with an original maturity of ninety days or less to be cash equivalents. At June 30, 2025 and 2024, cash equivalents consisted of investments in money market funds.

Accounts Receivable

Trade receivables are stated at their original invoice amounts, less an allowance for doubtful portions of such accounts represented by expected credit losses. Management determines the allowance for credit losses based on facts and circumstances related to specific accounts and the age of accounts. As of June 30, 2025 and 2024 we have no allowance for doubtful accounts and expect to fully collect our trade receivable balances. Trade receivables are written off when deemed uncollectible. Recoveries of trade receivables previously reserved are offset against the allowance when received.

Leases

Our operating lease consists solely of our corporate headquarters located in Irvine, California. We do not have any leases classified as financing leases. We classify arrangements meeting the definition of a lease as operating or financing leases, and leases are recorded on the consolidated balance sheets as both a right-of-use asset (“ROU”) and lease liability, calculated by discounting the fixed lease payments over the term of the lease term at the rate implicit in the lease or our incremental borrowing rate. Lease liabilities are increased by interest and reduced by payments each period, and the ROU asset is amortized over the lease term. For operating leases, interest on the lease liability and the amortization of the ROU asset result in straight-line rent expense over the lease term. Operating lease assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. Variable lease expenses are recorded when incurred. We exclude short-term leases having an initial term of 12 months or less as an accounting policy election, and instead recognize rent expense on a straight-line basis over the term of the lease.

PRO-DEX, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or net realizable value. Cost includes materials, labor, and manufacturing overhead related to the purchase and production of inventories. Reductions to estimated market value are recorded and charged to cost of sales, when indicated based on a formula that compares on-hand quantities to both historical usage and estimated demand as of the measurement date. On an ongoing basis, we evaluate inventory for obsolescence and slow-moving items. This evaluation includes analysis of historical sales and usage, existing demand, as well as specific factors known to management. As of June 30, 2025 and 2024, there was approximately $87,000 and $275,000, respectively, of inventory in-transit from suppliers.

Investments

Investments at June 30, 2025 and 2024, consist of marketable equity securities of publicly held companies. The investments were made to realize a reasonable return, although there is no assurance that positive returns will be realized. Investments are marked to market at each measurement date, with unrealized gains and losses presented separately within other income and expense on the consolidated income statement. All of our investments consist of common stocks of public companies that are either thinly traded or we hold a significant (in excess of 5%) interest in. These investments were subject to a valuation analysis as of June 30, 2025 and 2024.

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

PRO-DEX, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income Taxes

We recognize deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of our assets and liabilities along with net operating losses and tax credit carryovers. Net deferred tax assets or liabilities at both June 30, 2025 and 2024 consisted primarily of basis differences related to unrealized gain/loss related to investments, stock-based compensation, fixed assets, accrued expenses, and inventories. Our deferred tax assets also includes capitalization of our research expenditures as prescribed by the Tax Cuts and Jobs Act. While the One Big Beautiful Bill Act of 2025 (“OBBBA”) was enacted on July 4, 2025, we are continuing to evaluate the impact of OBBBA on our income tax provision and results of operations.

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

Concentration of Credit Risk

Financial instruments that potentially subject us to credit risk consist principally of cash, cash equivalents, and trade receivables. We place our cash and cash equivalents with major financial institutions. At June 30, 2025 and 2024, and throughout the fiscal years then ended, we had deposits in excess of federally insured limits. Credit sales are made to medical device distributors, original equipment manufacturers, and resellers, and sales to such customers account for a substantial portion of our trade receivables. While such receivables are not collateralized, we evaluate their collectability based on several factors including customers’ payment histories.

Segment Reporting

We have identified one business segment which management also considers to be one reporting unit as our Chief Executive Officer (“CEO”) allocates resources, assesses performance, and manages our business as one segment. We have reached this conclusion because 99% of our fiscal 2025 business related to designing, manufacturing, and repairing medical devices. We primarily design, sell, and repair handheld medical devices and accessories. We provide medical devices, NRE and proto-type services, as well as repairs to all our customers and we utilize one machine shop and purchasing team to procure and manufacture all the products that we sell.

The Company’s chief operating decision maker (“CODM”) is our CEO who reviews and evaluates consolidated operating income for purposes of assessing performance, making operating decisions, allocating resources and planning and forecasting for future periods. As our operations are managed at the consolidated level, there are no differences between the measurement of the reportable segment’s profit or loss and our consolidated statements of operations. Further, there are no differences between i) segment revenues and expenses included in the measurement of the reportable segment’s profit or loss and used by the CODM to manage operations and ii) those disclosed elsewhere in the consolidated financial statements. Segment asset measures are not used as a basis for the CODM to evaluate the performance of or to allocate resources.

PRO-DEX, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Investments: Investments consist of marketable equity securities of publicly held companies. Due to either the thinly traded nature of these stocks or our significant ownership percentage, in excess of 5% of shares outstanding, all of our investments are classified within Level 2 of the valuation hierarchy as of June 30, 2025 and 2024. The fair value of all of our investments at June 30, 2025 and 2024 was based upon a valuation analysis.

Although the methods above may produce a fair value calculation that may not be indicative of the net realizable value or reflective of future fair values, we believe our valuation methods are appropriate.

Advertising

Advertising costs are charged to selling or general and administrative expense as incurred and amounted to $78,000 and $14,000 for the fiscal years ended June 30, 2025 and 2024, respectively.

PRO-DEX, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Recently Adopted Accounting Pronouncements

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes: Improvements to Income Tas Disclosures (Topic 740). ASU 2023-09 expands the existing rules on income tax disclosures. This update requires entities to disclose specific categories in the tax rate reconciliation, provide additional information for reconciling items that meet a quantitative threshold and disclose additional information about income taxes paid on an annual basis. We adopted ASU 2023-09 effective July 1, 2024, and the adoption did not have a material impact on our financial statements.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting: Improvements to Reportable Segment Disclosures (Topic280) which expands disclosure requirements to require entities to disclose significant segment expenses that are regularly provided to or easily computed from information regularly provided to the chief operating decision maker. This update also requires all annual disclosures currently required by Topic 280 to be disclosed in interim periods. We adopted ASU 2023-07 effective June 30, 2025, and the adoption did not have a material impact on our financial statements.

Recently Issued and Not Yet Adopted Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2024-03, Disaggregation of Income Statement Expenses. The ASU’s purpose is to improve the disclosures about a public business entity’s expenses and address requests from investors for more detailed information about the types of expenses (including purchases of inventory, employee compensation, depreciation, amortization, and depletion) in commonly presented expense captions (such as cost of sales, selling, general and administrative, and research and development). This ASU is effective for fiscal years beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027, with early adoption permitted. We are currently evaluating these new expanded disclosure requirements, but this standard will not impact our results of operations or financial position.

3.        NET SALES

The following table presents the disaggregation of net sales by revenue recognition model (in thousands):

	Year ended June 30,
	2025	2024
Net Sales:
Over-time revenue recognition	$698	$786
Point-in-time revenue recognition	65,895	53,058
Total net sales	$66,593	$53,844

The timing of revenue recognition, billings, and cash collections results in billed accounts receivables, unbilled receivables (presented as deferred costs on our consolidated balance sheets) and customer advances and deposits (presented as deferred revenue on our consolidated balance sheets), where applicable. Amounts are generally billed as work progresses in accordance with agreed upon milestones. The over-time revenue recognition model consists of NRE and prototype services and typically relates to NRE services related to the evaluation, design or customization of a medical device and is typically recognized over time utilizing an input measure of progress based on costs incurred compared to the estimated total costs upon completion. During the fiscal years ended June 30, 2025 and 2024, we recorded $14,000 and $0, respectively, of revenue that had been included in deferred revenue in the prior year. The revenue recognized from the contract liabilities consisted of satisfying our performance obligations during the normal course of business.

PRO-DEX, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables summarize our contract assets and liability balances (in thousands):

	June 30,
	2025	2024
Contract assets at beginning of year	$262	$494
Expenses incurred during the year	228	502
Amounts reclassified to cost of sales	(460)	(691)
Amounts allocated to discounts for standalone selling price	(6)	(43)
Contract assets at end of year	$24	$262

	June 30,
	2025	2024
Contract liabilities at beginning of year	$14	$—
Payments received from customers	202	267
Amounts reclassified to revenue	(14)	(253)
Contract liabilities at end of year	$202	$14

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

Level 2 – applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by observable market data. At June 30, 2025 and 2024, we have categorized our investments in marketable equity securities as Level 2 assets and we utilized both a protective put option and a time-adjusted discount for the lack of marketability valuation method to estimate fair value.

Level 3 – applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities. We held no Level 3 assets or liabilities at June 30, 2025 or 2024.

PRO-DEX, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Fair Value Measurement at June 30, 2025
	Level 1	Level 2	Level 3	Total

Financial Assets:
Cash equivalents	$33	—	$—	$33
Marketable equity securities – short-term	—	6,740	—	6,740
Marketable equity securities – long-term	—	148	—	148
Total	$33	6,888	$—	$6,921

	Fair Value Measurement at June 30, 2024
	Level 1	Level 2	Level 3	Total

Financial Assets:
Cash equivalents	$45	—	$—	$45
Marketable equity securities – short-term	—	4,217	—	4,217
Marketable equity securities – long-term	—	1,563	—	1,563
Total	$45	5,780	$—	$5,825

Marketable equity securities at June 30, 2025 and 2024 had an aggregate cost basis of $3,551,000 and $3,964,000, respectively. Both current and long-term marketable equity securities include equity securities of public companies that are thinly traded. We classified certain investments as long term in nature because even if we decide to sell the stocks, we may not be able to sell our position within one year. At June 30, 2025, the investments included net unrealized gains of $3.3 million (gross unrealized gains of $3.5 million offset by gross unrealized losses of $213,000). At June 30, 2024, the investments included net unrealized gains of $1.8 million (gross unrealized gains of $2.1 million offset by gross unrealized losses of $261,000).

Of the total marketable equity securities at June 30, 2025 and 2024, $1.0 million and $987,000, respectively, represent an investment in the common stock of Air T, Inc. Two of our Board members, Messrs. Swenson and Cabillot, are also board members of Air T, Inc. and both either individually or through affiliates own an equity interest in Air T, Inc. Mr. Swenson, our Chairman, also serves as the chief executive officer and chairman of Air T, Inc. Another of our Board members is employed by Air T as its Chief of Staff. The shares have been purchased through 10b5-1 Plans that, in accordance with our internal policies regarding the approval of related-party transactions, were approved by our then three Board members that are not affiliated with Air T, Inc.

On October 6, 2023, in conjunction with the execution of a supply agreement with Monogram Technologies, Inc., formerly Monogram Orthopaedics Inc. (“Monogram”), we exercised a warrant to purchase common stock of Monogram (the “Monogram Warrant”) in full in cash totaling $1,250,000 and received 1,828,551 shares of Monogram common stock (NasdaqCM: MGRM). Additionally, in June 2025 we exercised additional warrants in full in cash totaling $900,000 and received an additional 85,705 shares of common stock and 298,122 shares of Series D Preferred Stock. On July 14, 2025, the Series D preferred stock converted into the same number of common shares pursuant to the terms of the underlying certificate. The fair value of the Monogram common stock and preferred stock is reflected in marketable equity securities – short term in the tables above. Our Chief Executive Officer, Mr. Van Kirk, is also a Monogram board member.

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

PRO-DEX, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.        COMPOSITION OF CERTAIN FINANCIAL STATEMENT ITEMS

Inventory

Inventory is stated at the lower of cost (first-in, first-out) or net realizable value and consists of the following (in thousands):

	June 30,
	2025	2024
Raw materials /purchased components	$10,397	$6,703
Work in process	7,422	5,103
Sub-assemblies /finished components	2,874	2,342
Finished goods	1,520	1,121
Total inventory	$22,213	$15,269

Land and Building

Land and building consist of the following (in thousands):

	June 30,
	2025	2024
Land	$3,684	$3,684
Building	2,815	2,815
Total	6,499	6,499
Less: accumulated depreciation	(438)	(344)
	$6,061	$6,155

On November 6, 2020, we acquired the Franklin Property in order to increase our operational capacity for a total purchase price of $6.5 million, of which we paid $1.3 million in cash and the balance of $5.2 million we financed (the “Property Loan”) through Minnesota Bank & Trust (“MBT”) (See Note 8). Depreciation expense for both fiscal years ended June 30, 2025 and 2024 totaled $94,000. The building is being amortized on a straight-line basis over a period of 30 years.

Equipment and Improvements

Equipment and improvements consist of the following (in thousands):

	June 30,
	2025	2024
Office furnishings and fixtures	$2,078	$1,982
Machinery and equipment	8,198	7,292
Automobiles	21	21
Improvements	5,205	4,993
Total	15,502	14,288
Less: accumulated depreciation and amortization	(10,349)	(9,264)
	$5,153	$5,024

Depreciation expense for the years ended June 30, 2025 and 2024 amounted to $1.1 million and $1.0 million, respectively. During fiscal 2025 and 2024, fully depreciated assets in the amount of $32,000 and $85,000, respectively, were retired.

PRO-DEX, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Intangibles

Intangibles consist of the following (in thousands):

	June 30,
	2025	2024
Patent-related costs	$208	$208
Less accumulated amortization	(182)	(154)
	$26	$54

Patent-related costs consist of legal fees incurred in connection with both patent applications and patent issuances, and will be amortized over the estimated life of the product(s) that is or will be utilizing the technology, or expensed immediately in the event the patent office denies the issuance of the patent. All remaining costs are expected to be fully amortized in fiscal 2026. Amortization expense for both years ended June 30, 2025 and 2024 totaled $28,000.

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	June 30,
	2025	2024
Payroll and related items	$850	$668
Accrued inventory in transit	87	276
Accrued legal and professional fees	267	301
Accrued bonuses	501	353
Current portion of lease liability	498	455
Warranty	357	277
Accrued customer rebate	690	840
Other	229	189
Total	$3,479	$3,359

6.        WARRANTY ACCRUAL

Information relating to the accrual for warranty costs for the years ended June 30, 2025 and 2024, is as follows (in thousands):

	June 30,
	2025	2024
Balance at beginning of year	$277	$200
Accruals during the year	336	197
Change in estimates of prior period accruals	(84)	70
Warranty amortization/utilization	(172)	(190)
Balance at end of year	$357	$277

PRO-DEX, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. INCOME TAXES

The provision for income taxes consists of the following amounts (in thousands):

	Years Ended June 30,
	2025	2024
Current:
Federal	$2,114	$1,493
State	826	577
Deferred:
Federal	76	(1,210)
State	64	(353)
Income tax expense	$3,080	$507

The effective income tax rate from income from continuing operations differs from the United States statutory income tax rates for the reasons set forth in the table below (in thousands, except percentages).

	Years Ended June 30,
	2025		2024
	Amount	Percent Pretax Income	Amount	Percent Pretax Income
Income before income taxes	$12,058	100%	$2,634	100%

Computed “expected” income tax expense on income before income taxes	$2,532	21%	$553	21%
State tax, net of federal benefit	964	8%	212	8%
Tax incentives	(149)	(1%)	(214)	(8%)
Uncertain tax position	(116)	(1%)	(88)	(3%)
Stock based compensation	(164)	(1%)	2	—
Other	13	—	42	1%
Income tax expense	$3,080	26%	$507	19%

PRO-DEX, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred income taxes reflect the net effects of loss and credit carryforwards and temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities for federal and state income taxes are as follows (in thousands):

	June 30,
	2025	2024
Deferred tax assets:
Federal and state NOL carryforward	$23	$23
Research and other credits	65	65
Reserves	170	146
Accruals	436	309
Stock based compensation	1,096	1,008
Section 174 capitalization	756	738
Lease liability	353	488
Inventory	614	596
Other	12	5
Total gross deferred tax assets	$3,525	$3,378
Less: valuation allowance	(90)	(90)
Total deferred tax assets	3,435	3,288
Deferred tax liabilities:
Property and equipment, principally due to differing depreciation methods	$(651)	$(675)
Right of use asset	(313)	(439)
Deferred state tax	(61)	(78)
Unrealized gains	(995)	(541)
Total gross deferred tax liabilities	(2,020)	(1,733)
Net deferred tax assets	$1,415	$1,555

Realization of our deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. As of June 30, 2025, our deferred tax asset valuation allowance primarily consists of state net operating loss carryforwards for states in which we have filed a final return. For the fiscal years ended June 30, 2025 and 2024, we recorded a net decrease to our valuation allowance of $0 and $1,000, respectively, on the basis of management’s reassessment of the amount of our deferred tax assets that are more likely than not to be realized.

As of June 30, 2025, we did not have any net operating losses for federal and state income tax purposes for state jurisdictions in which we currently operate. We have no federal or state research and development and alternative minimum tax credit carry forwards at June 30, 2025.

As of June 30, 2025, we have accrued $159,000 of unrecognized tax benefits related to federal and state income tax matters that would reduce our income tax expense if recognized. If we are eventually able to recognize our uncertain tax positions, our effective tax rate would be reduced. Any adjustment to our uncertain tax positions would result in a cash outlay.

PRO-DEX, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information with respect to our accrual for unrecognized tax benefits is as follows (in thousands):

	June 30,
	2025	2024
Unrecognized tax benefits:
Beginning balance	$262	$345
Additions based on federal tax positions related to the current year	11	15
Additions based on state tax positions related to the current year	11	17
Additions (reductions) for tax positions of prior years	(10)	3
Reductions due to lapses in statutes of limitation	(115)	(118)
Ending balance	$159	$262

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

We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense when applicable. As of June 30, 2025, $28,000 of interest applicable to our unrecognized tax benefits has been accrued.

We are subject to U.S. federal income tax, as well as income tax of California and Colorado. We are currently open to audit under the statute of limitations by the Internal Revenue Service for the years ended June 30, 2022, and later.  However, because of our prior net operating losses and research credit carryovers, our tax years from June 30, 2020, are open to audit.

Additionally, the One Big Beautiful Bill Act of 2025, or the 2025 Act, enacted on July 4, 2025, makes changes to U.S. corporate income taxes including reinstating the option to claim 100% accelerated depreciation deductions on qualified property, with retroactive application beginning January 20, 2025 and immediate expensing of research and development costs, with retroactive application beginning January 1, 2025. We are currently in the process of evaluating the impact of adoption of the 2025 Act to our financial position and results of operations for income tax purposes for the fiscal year ending June 30, 2025.

8.        NOTES PAYABLE AND FINANCING TRANSACTIONS

UMB Bank/Minnesota Bank & Trust

As previously disclosed, we have several outstanding term loans as well as a revolving loan (the “Amended Revolving Loan”) under our Amended and Restated Credit Agreement with MBT (as subsequently amended, the “Amended Credit Agreement”). On July 31, 2024 (the “Fourth Amendment Date”), we entered into Amendment No. 4 to the Amended Credit Agreement (the “Fourth Amendment”) which, (i) provided for a new term loan, Term Loan C, in the amount of $5.0 million, (ii) used the proceeds from Term Loan C to repay the entire $3.0 million balance that was outstanding on the Fourth Amendment Date under the Amended Revolving Loan, and (iii) terminated our Supplemental Loan, under which no amounts had been drawn. Loan origination fees in the amount of $10,000 were paid to MBT in conjunction with Term Loan C. On December 23, 2024, we entered into Amendment No. 5 to the Amended Credit Agreement (the “Fifth Amendment”), which extended the maturity date of the Amended Revolving Loan from December 29, 2025, to December 29, 2026. On January 31, 2025, UMB Bank acquired MBT. On April 8, 2025, we entered into Amendment No. 6 to the Amended Credit Agreement (the “Sixth Amendment”), which among other things, increased the revolving line of credit under the Amended Revolving Loan from $7,000,000 to $11,000,000. Loan origination fees in the amount of $8,000 were paid to MBT in connection with the Sixth Amendment.

PRO-DEX, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The balance on our outstanding loans at June 30, 2025 and June 30, 2024 (in thousands) is as follows (exclusive of unamortized loan fees):

	June 30, 2025	June 30, 2024
Notes Payable:
Term Loan A	$2,795	$3,834
Term Loan B	416	571
Term Loan C	4,167	—
Property Loan	4,347	4,551
Amended Revolving Loan	3,706	3,000
Total notes payable	$15,431	$11,956

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

The Amended Credit Agreement, Security Agreement, Property Loan Security Agreements, Term Loan A, Term Loan B, Term Loan C, Property Loan, and Amended Revolving Loan contain representations and warranties, affirmative, negative and financial covenants, and events of default that are customary for loans of this type. We believe that we are in compliance with all of our debt covenants as of June 30, 2025, but there can be no assurance that we will remain in compliance for the duration of the term of the Loans.

Scheduled principal maturities of the Loans, assuming repayment of the Amended Revolving Loan in full in fiscal 2026 and exclusive of unamortized loan origination fees in the amount of $37,000, for future fiscal years ending June 30 are as follows (in thousands):

Term Loan Principal Payments
Fiscal Year:
2026	$6,158
2027	2,508
2028	1,908
2029	1,235
2030	410
Thereafter	3,212
Total principal payments	$15,431

PRO-DEX, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.        LEASES

Our operating lease ROU asset and long-term liability are presented separately on our consolidated balance sheet. The current portion of our operating lease liability, exclusive of imputed interest, as of June 30, 2025, in the amount of $498,000, is presented within accrued expenses on the consolidated balance sheet. As of June 30, 2025, the maturity of our lease liability is as follows:

Operating Lease

Fiscal Year:
2026	$551
2027	567
2028	143
Total lease payments	1,261
Less imputed interest:	(78)
Total	$1,183

As of June 30, 2025 and 2024, our operating lease has a remaining lease term of 2.25 years and 3.25 years, respectively, and an imputed interest rate of 5.3%. Our lease agreement does not provide an implicit rate and, as a result, we used our estimated incremental borrowing rate at the time we adopted ASC 842 to determine the present value of future lease payments. Cash paid for amounts included in the lease liability for the fiscal years ended June 30, 2025 and 2024 was $535,000 and $519,000, respectively.

10.        COMMITMENTS AND CONTINGENCIES

Leases

We lease our office, production, and warehouse facility in Irvine, California (our “corporate office”) under an agreement that expires in September 2027. Our corporate office lease requires us to pay insurance, taxes, and other expenses related to the leased space.

Rent expense in fiscal 2025 and 2024 was $609,000 and $559,000, respectively.

Additionally, beginning in fiscal 2025 we began renting on a month-to-month basis some parking spaces at a neighboring location near our Franklin Property. In fiscal 2025, we incurred rent expense in the amount of $23,000 for parking.

Compensation Arrangements

Retirement Savings 401(k) Plan

The Pro-Dex, Inc. Retirement Savings 401(k) Plan (the “401(k) Plan”) is a defined contribution plan we administer that covers substantially all our employees and is subject to the provisions of the Employee Retirement Income Security Act of 1974, as amended. Employees are eligible to participate in the 401(k) Plan when they have attained 19 years of age and then can enter into the 401(k) Plan on the first of the month following 60 days of service. Participants are eligible to receive non-discretionary matching contributions by the Company equal to 50% of their contributions up to 5% of eligible compensation. For the fiscal years ended June 30, 2025 and 2024, we recognized compensation expense amounting to $259,000 and $188,000, respectively, in connection with the 401(k) Plan. During our fiscal years ended June 30, 2025 and 2024, we used approximately $23,000 and $63,000, respectively, of forfeited match contributions to reduce our match expense.

Legal Matters

We may be involved in legal proceedings arising either in the ordinary course of our business or incidental to our business. There can be no certainty, however, that we may not ultimately incur liability or that such liability will not be material or adverse.

PRO-DEX, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.        SHARE-BASED COMPENSATION

Stock Option Plans

Our 2016 Equity Incentive Plan provides for the award of up to 1,500,000 shares of our common stock in the form of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted shares, restricted stock units, performance awards, and other stock-based awards. As of June 30, 2025, performance awards for 200,000 shares of common stock, non-qualified stock options for 372,000 shares of common stock, and 18,000 restricted shares of common stock have been granted under the 2016 Equity Incentive Plan.

Performance Awards

In October 2023, the Compensation Committee reallocated previously forfeited performance awards for 15,200 shares of common stock to other employees. The weighted average fair value of the performance awards reallocated in 2023 which were expected to vest was $10.17, calculated using the weighted average fair market value for each award, using a Monte Carlo simulation. During the fiscal years ended June 30, 2025 and 2024 we recorded share-based compensation expense of $28,000 and $106,000, respectively, related to outstanding performance awards. On June 30, 2025, there was approximately $28,000 of unrecognized compensation cost related to non-vested performance awards expected to be expensed over the weighted-average period of 1.0 year.

On July 1, 2024, it was determined by the Compensation Committee that the vesting of performance awards for 40,000 shares of common stock had been achieved. Each participant elected a net issuance to cover their individual withholding taxes and, therefore, we issued participants 25,134 shares of common stock and paid $273,000 of participant-related payroll tax liabilities.

The following is a summary of performance awards activity for the fiscal years ended June 30, 2025 and 2024:

	2025		2024
	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at July 1,	80,000	$7.00	64,800	$7.03

Granted	—	—	15,200	10.04
Vested	(40,000)	7.39	—	—
Forfeited	—	—	—	—
Outstanding at June 30	40,000	$6.65	80,000	$7.00

Non-Qualified Stock Options

In December 2020, the Compensation Committee of our Board of Directors granted non-qualified stock options for 310,000 shares of our common stock to our directors and certain employees under the 2016 Equity Incentive Plan. Whether any stock options vest, and the amount that does vest, is tied to the completion of service periods that range from 18 months to 10.5 years at inception and the achievement of our common stock trading at certain pre-determined prices. We recorded compensation expense of $416,000 and $490,000 for the fiscal year ended June 30, 2025 and 2024, respectively, related to these options. The weighted average fair value of the stock option awards granted was $16.72, calculated using a Monte Carlo simulation. We recognize forfeitures for our non-qualified stock options as they occur. As of June 30, 2025, there was approximately $1.1 million of unrecognized compensation cost related to these non-vested non-qualified stock options expected to be expensed over the weighted-average period of 44.6 months.

In February 2021, the Compensation Committee of our Board of Directors granted non-qualified stock options for 62,000 shares of our common stock to our directors and certain employees under the 2016 Equity Incentive Plan. Whether any stock options vest, and the amount that does vest, was tied to the completion of service periods that ranged from 4 months to 1.3 years at inception and the achievement of our common stock trading at certain pre-determined prices. Of these stock options, the right to acquire 57,750 shares vested on July 1, 2021, as our common stock met the pre-determined prices set forth in the underlying agreements. We recorded compensation expense of $182,000 for the fiscal year ended June 30, 2021 related to these options. The weighted average fair value of the stock option awards granted was $3.16, calculated using a Monte Carlo simulation. In December 2021, the Compensation Committee of our Board of Directors granted 5,000 previously forfeited non-qualified stock options to another employee.

PRO-DEX, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of non-qualified stock option activity under the 2016 Equity Incentive Plan for the fiscal year ended June 30, 2025 and 2024:

	2025		2024
	Number of Shares	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Exercise Price
Outstanding at July 1,	267,750	$42.11	298,937	$42.19
Options granted	—	—	—	—
Options exercised	(4,250)	27.50	—	—
Options forfeited/expired	(26,250)	42.00	(31,187)	42.88
Outstanding at June 30	237,250	$42.38	267,750	$42.11
Stock Options Exercisable at June 30,	79,750	$32.27	57,750	$27.50

The aggregate intrinsic value of options, which represents the cumulative difference between the fair market value of the underlying common stock and the option exercise prices, exercised was $82,000 in fiscal 2025. On June 30, 2025 the options outstanding and exercisable had intrinsic values of $299,000 and $907,000, respectively. On June 30, 2024 the options outstanding and exercisable had no intrinsic value.

Restricted Shares

In November 2024, the Compensation Committee awarded 18,000 restricted shares of common stock to our directors and certain employees under the 2016 Equity Incentive Plan. The shares vest ratably over five years from the date of grant. The fair value of the restricted shares on the date of grant was $857,000, based upon the closing price of our common stock on the date of grant. During the fiscal year ended June 30, 2025, we recorded $105,000 of compensation expense related to these restricted shares. As of June 30, 2025, there was approximately $753,000 of unrecognized compensation cost related to these restricted shares expected to be expensed over the weighted-average period of 53 months.

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

During the fiscal years ended June 30, 2025 and 2024, shares totaling 1,593 and 3,004, respectively, were purchased pursuant to the ESPP and allocated to participating employees based upon their contributions at weighted- average prices of $26.42 and $16.64, respectively. On a cumulative basis, since the inception of the ESPP, employees have purchased a total of 37,095 shares. During the fiscal years ended June 30, 2025 and 2024, we recorded stock compensation expense in the amount of $7,000 and $9,000, respectively, relating to the ESPP.

PRO-DEX, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.        MAJOR CUSTOMERS & SUPPLIERS

Customers that accounted for more than 10% of our total sales in either of fiscal year 2025 or 2024, is as follows (in thousands, except percentages):

	Years Ended June 30,
	2025		2024
	Amount	Percent of Total	Amount	Percent of Total

Net sales	$66,593	100%	$53,844	100%

Customer concentration:
Customer 1	$49,930	75%	$38,159	71%
Customer 2	8,271	12%	6,502	12%
Total	$58,201	87%	$44,661	83%

Information with respect to accounts receivable from those customers who comprised more than 10% of our gross accounts receivable at either June 30, 2025 or June 30, 2024 is as follows (in thousands, except percentages):

	June 30, 2025		June 30, 2024
Total gross accounts receivable	$16,433	100%	$13,887	100%

Customer concentration:
Customer 1	$11,895	72%	$10,488	76%
Customer 2	2,768	17%	2,423	17%
Total	$14,663	89%	$12,911	93%

During fiscal 2025 and 2024, we had three suppliers that accounted for more than 10% of total inventory purchases, as follows (in thousands, except percentages):

	June 30, 2025		June 30, 2024
Total inventory purchases	$32,556	100%	$20,926	100%

Supplier concentration:
Supplier 1	$7,018	22%	$5,004	24%
Supplier 2	4,554	14%	2,401	11%
Supplier 3	4,192	13%	3,351	16%
Total	$15,764	49%	$10,756	51%

PRO-DEX, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information with respect to accounts payable due to our top three suppliers at June 30, 2025 or June 30, 2024 is as follows (in thousands, except percentages):

	June 30, 2025		June 30, 2024
Total accounts payable	$4,614	100%	$4,513	100%

Supplier concentration:
Supplier 1	$735	16%	$1,405	31%
Supplier 2	1,016	22%	371	8%
Supplier 3	298	6%	416	9%
Total	$2,049	44%	$2,192	48%

13.        NET INCOME PER SHARE

We calculate basic earnings per share by dividing net income by the weighted-average number of common shares outstanding during the reporting period. Diluted earnings per share reflects the effects of potentially dilutive securities based upon the treasury stock method for in-the-money stock options and the fully diluted shares outstanding method for restricted stock and performance awards. The summary of the basic and diluted earnings per share calculations for the years ended June 30, 2025 and 2024 is as follows (in thousands, except per share data):

	Years Ended June 30,
	2025	2024
Basic:
Net income	$8,978	$2,127
Weighted-average shares outstanding	3,288	3,499
Basic earnings per share	$2.73	$0.61
Diluted:
Net income	$8,978	$2,127
Weighted-average shares outstanding	3,288	3,499
Effect of dilutive securities – stock options & performance awards	73	72
Weighted-average shares used in calculation of diluted earnings per share	3,361	3,571
Diluted earnings per share	$2.67	$0.60

14.        COMMON STOCK – Share Repurchase Program

In December 2019, our Board approved a new share repurchase program authorizing us to repurchase up to one million shares of our common stock, as the prior repurchase plan authorized by our Board in 2013 was nearing completion. In accordance with, and as part of, these shares repurchase programs, our Board approved the adoption of several prearranged share repurchase plans intended to qualify for the safe harbor provided by Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (“10b5-1 Plan” or “Plan”). During the fiscal year ended June 30, 2025, we repurchased 130,148 shares at an aggregate cost, inclusive of fees under the Plan, of $3.5 million. During the fiscal year ended June 30, 2024, we repurchased 184,901 shares at an aggregate cost, inclusive of fees under the Plan, of $3.5 million. On a cumulative basis, since 2013 we have repurchased a total of 1,511,497 shares under the share repurchase programs at an aggregate cost, inclusive of fees under the Plan, of $24.2 million. All repurchases under the 10b5-1 Plans were administered through an independent broker.

15.        SUBSEQUENT EVENTS

We have evaluated subsequent events through the date of this filing. There were no subsequent events that require disclosure.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer and principal accounting officer) have concluded, based on their evaluation as of June 30, 2025, that the design and operation of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) are effective at a reasonable assurance level to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Our management is responsible for establishing and maintaining adequate “internal control over financial reporting” (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision and with the participation of our management, including our principal executive officer, principal financial officer, and principal accounting officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in May 2013. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of June 30, 2025.

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

Remediation Measures Related to the Controls over the Existence of Inventory

As previously disclosed, we detected a material weakness related to controls over the existence of inventory during fiscal 2024. During fiscal 2025 we hired a warehouse manager, and we reinforced the following:

•	Continued our robust cycle count process which we implemented in the fourth quarter of fiscal 2024

•	Ensured adequate review and oversight of cycle count procedures and results

•	Provided training related to standard operating procedures and internal controls key to stakeholders within the stockroom, material handling and operations teams.

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2025, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.	OTHER INFORMATION

Insider Trading Arrangements and Policies

During the quarter ended June 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated herein by reference to our definitive Proxy Statement, which will be filed within 120 days of June 30, 2025, and delivered to shareholders in connection with our 2025 annual meeting of shareholders.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to our definitive Proxy Statement, which will be filed within 120 days of June 30, 2025, and delivered to shareholders in connection with our 2025 annual meeting of shareholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference to our definitive Proxy Statement, which will be filed within 120 days of June 30, 2025, and delivered to shareholders in connection with our 2025 annual meeting of shareholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to our definitive Proxy Statement, which will be filed within 120 days of June 30, 2025, and delivered to shareholders in connection with our 2025 annual meeting of shareholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated herein by reference to our definitive Proxy Statement, which will be filed within 120 days of June 30, 2025, and delivered to shareholders in connection with our 2025 annual meeting of shareholders.

PART IV

ITEM 15.	EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

(a)       Financial Statements and Financial Statement Schedules

(1)	Financial Statements are listed in the index included under Item 8 of this Report.

(b)       Exhibits

Exhibit				Filed or Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith
3.1	Articles of Incorporation	8-K	3.1	4/23/2007
3.2	Articles of Amendment to Articles of Incorporation	8-K	3.1	12/5/2007
3.3	Articles of Amendment to Articles of Incorporation	8-K	3.1	6/18/2010
3.4	Amended and Restated Bylaws, dated January 31, 2011	8-K	3.1	2/4/2011
4.1	Description of Company's Common Stock Registered Pursuant to Section 12 of the Securities Act of 1934				X
10.1*	Pro-Dex, Inc. 2016 Equity Incentive Plan	14A	Appendix A	10/17/2016
10.2*	Form of Indemnification Agreement for directors and certain officers	8-K	10.1	10/29/2008
10.3	Lease agreement with Irvine Business Properties, dated August 3, 2007	8-K	10.1	8/23/2007
10.4	First Amendment to Lease - July 2013 by and between Irvine Business Properties and Pro-Dex, Inc. dated effective July 1, 2013	8-K	10.1	7/17/2013
10.5*	Pro-Dex, Inc. Amended and Restated Employee Severance Policy effective as of September 16, 2016	10-Q	10.5	5/14/2015
10.6	Second Amended to Standard Industrial/Commercial Multi-Tenant Lease - Net by and between Irvine Business Properties and Pro-Dex, Inc., dated September 19, 2017	8-K	10.1	9/20/2017
10.7*	Form of Performance Award Agreement for Employees of Pro-Dex, Inc. - 2016 Equity Incentive Plan	8-K	10.1	12/8/2017
10.8	Security Agreement, dated September 6, 2018 by Pro-Dex, Inc. in favor of Minnesota Bank & Trust	8-K	10.2	9/7/2018
10.9	Standard Offer, Agreement and Escrow Instructions for Purchase of Real Estate by and between Pro-Dex, Inc. and 14401 Franklin, LLC	8-K	10.1	9/8/2020
10.10	Loan Agreement dated November 6, 2020 made by and between PDEX Franklin LLC and Minnesota Bank & Trust	8-K	10.1	11/12/2020

Exhibit				Filed or Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith
10.11	Term Note dated November 6, 2020 made by PDEX Franklin LLC in favor of Minnesota Bank & Trust	8-K	10.2	11/12/2020
10.12	Deed of trust with Assignment of Leases and Rents, Security Agreement and Fixture Filing dated November 6, 2020 by and between PDEX Franklin LLC and Minnesota Bank & Trust	8-K	10.3	11/12/2020
10.13	Assignment of Leases and Rents dated November 6, 2020 by and between PDEX Franklin LLC and Minnesota Bank & Trust	8-K	10.4	11/12/2020
10.14	Amended and Restated Credit Agreement dated November 6, 2020 by and between Pro-Dex, Inc. and Minnesota Bank & Trust	8-K	10.5	11/12/2020
10.15	Amended and Restated Term Note A dated November 6, 2020 made by Pro-Dex, Inc. in favor of Minnesota Bank & Trust	8-K	10.6	11/12/2020
10.16	Term Note B dated November 6, 2020 made by Pro-Dex, Inc. in favor of Minnesota Bank & Trust	8-K	10.7	11/12/2020
10.17*	Form of Stock Option Agreement for Directors and Employees of Pro-Dex, Inc. - 2016 Equity Incentive Plan	8-K	10.1	12/11/2020
10.18	Amendment No. 1 to Amended and Restated Credit Agreement dated November 5, 2021 by and between Pro-Dex, Inc. and Minnesota Bank & Trust	8-K	10.1	11/9/2021
10.19	Amendment No. 2 to Amended and Restated Credit Agreement dated December 29,2022 by and between Pro-Dex, Inc. and Minnesota Bank & Trust, a division of HTLF Bank	8-K	10.1	1/5/2023
10.20	Amended and Restated Revolving Credit Note dated December 29, 2022 made by Pro-Dex, Inc. in favor of Minnesota Bank & Trust, a division of HTLF Bank	8-K	10.2	1/5/2023
10.21	Supplemental Revolving Credit Note dated December 29, 2022 made by Pro-Dex, Inc. in favor of Minnesota Bank & Trust, a division of HTLF Bank	8-K	10.3	1/5/2023
10.22	Warrant to Purchase Stock dated December 20, 2018 made by Monogram Orthopaedics Inc. in favor of Pro-Dex, Inc.	10-K	10.31	10/13/2023
10.23	Amendment No. 3 to Amended and Restated Credit Agreement dated December 29, 2023 by and between Pro-Dex, Inc. and Minnesota Bank & Trust, a division of HTLF Bank	8-K	10.1	1/3/2024
10.24	Amendment No 4 to Amended and Restated Credit Agreement dated July 31, 2024 by and between Pro-Pro-Dex, Inc. and Minnesota Bank & Trust, a division of HTLF Bank	8-K	10.1	8/5/2024
10.25	Promissory Note dated July 31, 2024 made by Pro-Dex, Inc. in favor of Minnesota Bank & Trust, a division of HTLF Bank	8-K	10.2	8/5/2024
10.26*	Form of Restricted Shares Award Agreement by and between Pro-Dex, Inc. and non-employee directors and select employees dated November 20, 2024	8-K	10.1	11/25/2024

Exhibit				Filed or Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith

10.27	Amendment No. 5 to Amended and Restated Credit Agreement dated December 23, 2024, by and between Pro-Dex, Inc. and Minnesota Bank & Trust, a division of HTLF Bank	8-K	10.1	12/27/2025
10.28	Amendment and Restated Revolving Credit Note dated December 23, 2024, made by Pro-Dex, Inc. in favor of Minnesota Bank & Trust, a division of HTLF Bank	8-K	10.2	12/27/24
10.29	Amendment No. 6 to Amended and Restated Credit Agreement dated April 8, 2025, by and between Pro-Dex, Inc. and UMB Bank, N.A. D/B/A Minnesota Bank and Trust, a division of UMB Bank N.A., successor-in-interest to Minnesota Bank and Trust, a division of HTLF Bank (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed April 11, 2025).	8-K	10.1	4/11/2025
10.30	Second Amended and restated revolving Credit Note dated April 8, 2025, made by Pro-Dex, Inc. in favor of UMB Bank, N.A. D/B/A Minnesota Bank and Trust, a division of UMB Bank N.A., successor-in-interest to Minnesota Bank and Trust, a division of HTLF Bank (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed April 11, 2025).	8-K	10.2	04/11/2025
19	Policy on Insider Trading				X
21	Subsidiaries				X
23	Consent of Independent Registered Public Accounting Firm				X
31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
101.INS	Inline XBRL Instance Document				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X
104	Cover Page Interactive Date File				X

*	Denotes management contract or compensatory arrangement.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 4, 2025.

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

Signature	Title	Date

/s/ Richard L. Van Kirk Richard L. Van Kirk	President, Chief Executive Officer, and Director (Principal Executive Officer)	September 4, 2025

/s/ Alisha K. Charlton Alisha K. Charlton	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	September 4, 2025

/s/ Nicholas J. Swenson Nicholas J. Swenson	Chairman of the Board, Director	September 4, 2025

/s/ Raymond E. Cabillot Raymond E. Cabillot	Director	September 4, 2025

/s/ Angelita R. Domingo Angelita R. Domingo	Director	September 4, 2025
/s/ William J. Farrell III William J. Farrell III	Director	September 4, 2025

/s/ David C. Hovda David C. Hovda	Director	September 4, 2025

/s/ Katrina M.K. Philp Katrina M.K. Philp	Director	September 4, 2025

INDEX TO EXHIBITS

Exhibit No.	Description

3.1	Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K filed April 23, 2007).

3.2	Articles of Amendment to Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K filed December 5, 2007).

3.3	Articles of Amendment to Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K filed June 18, 2010).

3.4	Amended and Restated Bylaws, dated January 31, 2011 (incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K filed February 4, 2011).

4.1 Ω	Description of the Company’s Common Stock Registered Pursuant to Section 12 of the Securities Act of 1934.

10.1*	Pro-Dex, Inc. 2016 Equity Incentive Plan (incorporated herein by reference to Appendix A to our Schedule 14A filed October 17, 2016).

10.2*	Form of Indemnification Agreement for directors and certain officers (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed October 29, 2008).

10.3	Lease agreement with Irvine Business Properties, dated August 3, 2007 (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed August 23, 2007).

10.4	First Amendment To Lease – July 2013 by and between Irvine Business Properties and Pro-Dex, Inc., dated effective July 1, 2013 (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed July 17, 2013).

10.5*	Pro-Dex, Inc. Amended and Restated Employee Severance Policy effective as of September 16, 2014 (incorporated herein by reference to Exhibit 10.5 to the Company’s Form 10-Q filed May 14, 2015).

10.6	Second Amendment to Standard Industrial/Commercial Multi-Tenant Lease – Net by and between Irvine Business Properties and Pro-Dex, Inc., dated September 19, 2017 (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on September 20, 2017).

10.7*	Form of Performance Award Agreement for Employees of Pro-Dex, Inc. – 2016 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on December 8, 2017).

10.8	Security Agreement, dated September 6, 2018 by Pro-Dex, Inc. in favor of Minnesota Bank & Trust (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed on September 7, 2018).

10.9	Standard Offer, Agreement and Escrow Instructions for Purchase of Real Estate by and between Pro-Dex, Inc. and 14401 Franklin, LLC. (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on September 8, 2020).

10.10	Loan Agreement dated November 6, 2020 by and between PDEX Franklin LLC and Minnesota Bank & Trust (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed November 12, 2020).

10.11		Term Note dated November 6, 2020 made by PDEX Franklin LLC in favor of Minnesota Bank & Trust (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed November 12, 2020).

10.12		Deed of Trust with Assignment of Leases and Rents, Security Agreement and Fixture Filing dated November 6, 2020 by and between PDEX Franklin LLC and Minnesota Bank & Trust (incorporated herein by reference to Exhibit 10.3 to the Company’s Form 8-K filed November 12, 2020).

10.13		Assignment of Leases and Rents dated November 6, 2020 by and between PDEX Franklin LLC and Minnesota Bank & Trust (incorporated herein by reference to Exhibit 10.4 to the Company’s Form 8-K filed November 12, 2020).

10.14		Amended and Restated Credit Agreement dated November 6, 2020 by and between Pro-Dex, Inc. and Minnesota Bank & Trust (incorporated herein by reference to Exhibit 10.5 to the Company’s Form 8-K filed November 12, 2020).

10.15		Amended and Restated Term Note A dated November 6, 2020 made by Pro-Dex, Inc. in favor of Minnesota Bank & Trust (incorporated herein by reference to Exhibit 10.6 to the Company’s Form 8-K filed November 12, 2020).

10.16		Term Note B dated November 6, 2020 made by Pro-Dex, Inc. in favor of Minnesota Bank & Trust (incorporated herein by reference to Exhibit 10.7 to the Company’s Form 8-K filed November 12, 2020).

10.17	*	Form of Stock Option Agreement for Directors and Employees of Pro-Dex, Inc. – 2016 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed December 11, 2020).

10.18		Amendment No. 1 to Amended and Restated Credit Agreement dated November 5, 2021 by and between Pro-Dex, Inc. and Minnesota Bank & Trust (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed November 9, 2021).

10.19	Amendment No. 2 to Amended and Restated Credit Agreement dated December 29, 2022 by and between Pro-Dex, Inc. and Minnesota Bank & Trust, a division of HTLF Bank (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed January 5, 2023).

10.20		Amendment and Restated Revolving Credit Note dated December 29, 2022 made by Pro-Dex, Inc. in favor of Minnesota Bank & Trust, a division of HTLF Bank (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed January 5, 2023).

10.21		Supplemental Revolving Credit Note dated December 29, 2022 made by Pro-Dex, Inc. in favor of Minnesota Bank & Trust, a division of HTLF Bank (incorporated herein by reference to Exhibit 10.3 to the Company’s Form 8-K filed January 5, 2023).

10.22	Warrant to Purchase Stock dated December 20, 2018 made by Monogram Orthopaedics Inc. in favor of Pro-Dex, Inc. (incorporated herein by reference to Exhibit 10.31 to the Company’s Form 10-K filed October 13, 2023).

10.23		Amendment No. 3 to Amended and Restated Credit Agreement dated December 29, 2023 by and between Pro-Dex, Inc. and Minnesota Bank & Trust, a division of HTLF Bank (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed January 3, 2024).

10.24		Amendment No 4 to Amended and Restated Credit Agreement dated July 31, 2024 by and between Pro-Pro-Dex, Inc. and Minnesota Bank & Trust, a division of HTLF Bank (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed August 5, 2024).

10.25		Promissory Note dated July 31, 2024 made by Pro-Dex, Inc. in favor of Minnesota Bank & Trust, a division of HTLF Bank (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed August 5, 2024).

10.26	*	Form of Restricted Shares Award Agreement by and between Pro-Dex, Inc. and non-employee directors and select employees dated November 20, 2024 (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed November 25, 2024).

10.27		Amendment No. 5 to Amended and Restated Credit Agreement dated December 23, 2024, by and between Pro-Dex, Inc. and Minnesota Bank & Trust, a division of HTLF Bank (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed December 27, 2024).

10.28		Amendment and Restated Revolving Credit Note dated December 23, 2024, made by Pro-Dex, Inc. in favor of Minnesota Bank & Trust, a division of HTLF Bank (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed December 27, 2024).

10.29		Amendment No. 6 to Amended and Restated Credit Agreement dated April 8, 2025, by and between Pro-Dex, Inc. and UMB Bank, N.A. D/B/A Minnesota Bank and Trust, a division of UMB Bank N.A., successor-in-interest to Minnesota Bank and Trust, a division of HTLF Bank (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed April 11, 2025).

10.30		Second Amended and restated revolving Credit Note dated April 8, 2025, made by Pro-Dex, Inc. in favor of UMB Bank, N.A. D/B/A Minnesota Bank and Trust, a division of UMB Bank N.A., successor-in-interest to Minnesota Bank and Trust, a division of HTLF Bank (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed April 11, 2025).

19 Ω	Policy on Insider Trading

21 Ω	Subsidiaries

23 Ω	Consent of Independent Registered Public Accounting Firm

31.1 Ω	Certification of the Chief Executive Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Ω	Certification of the Chief Financial Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 Ω	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97	Pro-Dex, Inc. Compensation Recovery Policy adopted by the Compensation Committee of the Board of Directors on December 1, 2023 (incorporated herein by reference to Exhibit 97 to the Company’s Form 10-K filed September 5, 2024).
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

Ω	Filed herewith.
*	Denotes management contract or compensatory arrangement.

