Form 10-Q
period 2025-09-30
PRO DEX INC
filed 2025-10-30
CIK 788920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
OR
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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock outstanding as of the latest practicable date: 3,262,004 shares of common stock, no par value, as of October 29, 2025.

PRO-DEX, INC. AND SUBSIDIARY

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2025

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PRO-DEX, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share amounts)

	September 30, 2025	June 30, 2025
ASSETS
Current Assets:
Cash and cash equivalents	$514	$419
Investments	10,038	6,740
Accounts receivable, net of allowance for credit losses of $2 and $0 at September 30, 2025 and at June 30, 2025, respectively	18,234	16,433
Deferred costs	32	24
Inventory	21,564	22,213
Income taxes receivable	106	1,056
Prepaid expenses and other current assets	235	410
Total current assets	50,723	47,295
Land and building, net	6,038	6,061
Equipment and leasehold improvements, net	4,969	5,153
Right-of-use asset, net	941	1,050
Intangibles, net	19	26
Deferred income taxes	1,415	1,415
Investments	149	148
Other assets	44	44
Total assets	$64,298	$61,192

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$3,965	$4,614
Accrued liabilities	4,127	3,479
Income taxes payable	776	186
Deferred revenue	122	202
Notes payable	4,612	6,148
Total current liabilities	13,602	14,629
Lease liability, net of current portion	555	685
Notes payable, net of current portion	8,628	9,246
Total non-current liabilities	9,183	9,931
Total liabilities	22,785	24,560
Shareholders’ Equity:
Common stock; no par value; 50,000,000 shares authorized; 3,262,004 and 3,261,043 shares issued and outstanding at September 30, 2025 and June 30, 2025, respectively	905	704
Retained earnings	40,608	35,928
Total shareholders’ equity	41,513	36,632
Total liabilities and shareholders’ equity	$64,298	$61,192

The accompanying notes are an integral part of these condensed consolidated financial statements.

PRO-DEX, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended September 30,
	2025	2024

Net sales	$18,530	$14,892
Cost of sales	13,163	9,742
Gross profit	5,367	5,150

Operating expenses:
Selling expenses	73	48
General and administrative expenses	1,417	1,246
Research and development costs	768	843
Total operating expenses	2,258	2,137
Operating income	3,109	3,013
Other income (expense):
Interest and dividend income	14	25
Unrealized gain on investments	3,299	433
Interest expense	(200)	(152)
Total other income	3,113	306

Income before income taxes	6,222	3,319
Provision for income taxes	1,542	853
Net income	$4,680	$2,466

Basic and diluted net income per share:
Basic net income per share	$1.43	$0.76
Diluted net income per share	$1.40	$0.75

Weighted-average common shares outstanding:
Basic	3,261,753	3,259,742
Diluted	3,338,805	3,292,142
Common shares outstanding	3,262,004	3,297,510

The accompanying notes are an integral part of these condensed consolidated financial statements.

PRO-DEX, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

(In thousands)

	Three Months Ended September 30,
	2025	2024
COMMON STOCK:
Balance, beginning of period	$704	$3,917
Share-based compensation expense	161	113
Share repurchases	—	(2,311)
Shares withheld from common stock issued to employees to pay employee payroll taxes	—	(273)
ESPP shares issued	40	15
Balance, end of period	$905	$1,461

RETAINED EARNINGS:
Balance, beginning of period	$35,928	$26,950
Net income	4,680	2,466
Balance, at end of period	$40,608	$29,416

Total shareholders’ equity	$41,513	$30,877

The accompanying notes are an integral part of these condensed consolidated financial statements.

PRO-DEX, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,680	$2,466
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	311	302
Share-based compensation	161	113
Unrealized gain on marketable equity investments	(3,299)	(433)
Non-cash lease (recovery)	(9)	(5)
Amortization of loan fees	3	10
Credit loss expense	2	3
Changes in operating assets and liabilities:
Accounts receivable and other receivables	(1,803)	428
Deferred costs	(8)	51
Inventory	649	(1,335)
Prepaid expenses and other assets	175	(69)
Accounts payable and accrued expenses	(12)	579
Deferred revenue	(80)	(14)
Income taxes	1,540	(209)
Net cash provided by operating activities	2,310	1,887

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment and improvements	(98)	(431)
Net cash used in investing activities	(98)	(431)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on notes payable	(11,595)	(3,427)
Proceeds from UMB Bank loans, net of origination fees	9,438	4,990
Proceeds from stock option exercises and ESPP contributions	40	15
Payments of employee taxes on net issuance of common stock	—	(273)
Repurchases of common stock	—	(2,311)
Net cash used in financing activities	(2,117)	(1,006)

Net increase in cash and cash equivalents	95	450
Cash and cash equivalents, beginning of period	419	2,631
Cash and cash equivalents, end of period	$514	$3,081

The accompanying notes are an integral part of these condensed consolidated financial statements.

PRO-DEX, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

(Unaudited)

(In thousands)

	Three Months Ended September 30,
	2025	2024
Supplemental disclosures of cash flow information:

Cash paid during the period for interest	$200	$162
Cash paid during the period for income taxes:
Federal income tax payments	$—	$690
California income tax payments	2	372
Total income tax payments	$2	$1,062

The accompanying notes are an integral part of these condensed consolidated financial statements.

PRO-DEX INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Pro-Dex, Inc. (“we,” “us,” “our,” “Pro-Dex,” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-K. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These financial statements should be read in conjunction with the financial statements presented in our Annual Report on Form 10-K for the fiscal year ended June 30, 2025. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and consist of a normal recurring nature. The results of operations for such interim periods are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended June 30, 2025.

Recently Issued and Not Yet Adopted Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2024-03, Disaggregation of Income Statement Expenses. The ASU’s purpose is to improve disclosures about a public business entity’s expenses and address requests from investors for more detailed information about the types of expenses (including purchases of inventory, employee compensation, depreciation, amortization, and depletion) in commonly presented expense captions (such as cost of sales, selling, general and administrative, and research and development). This ASU is effective for fiscal years beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027, with early adoption permitted. We are currently evaluating these new expanded disclosure requirements, but this standard will not impact our results of operations or financial position.

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

PRO-DEX INC. AND SUBSIDIARY NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3. NET SALES

The following table presents the disaggregation of net sales by revenue recognition model (in thousands):

	Three months ended September 30,
	2025	2024
Net Sales:
Over-time revenue recognition	$476	$48
Point-in-time revenue recognition	18,054	14,844
Total net sales	$18,530	$14,892

The timing of revenue recognition, billings, and cash collections results in billed accounts receivables, unbilled receivables (presented as deferred costs on our condensed consolidated balance sheets) and customer advances and deposits (presented as deferred revenue on our condensed consolidated balance sheets), where applicable. Amounts are generally billed as work progresses in accordance with agreed upon milestones. The over-time revenue recognition model consists of non-recurring engineering (“NRE”) and prototype services and typically relates to NRE services related to the evaluation, design or customization of a medical device and is typically recognized over time utilizing an input measure of progress based on costs incurred compared to the estimated total costs upon completion. During the three months ended September 30, 2025 and 2024, we recorded $80,000 and $14,000 respectively, of revenue that had been included in deferred revenue in the prior year. The revenue recognized from the contract liabilities consisted of satisfying our performance obligations during the normal course of business.

The following tables summarize our contract assets and liability balances (in thousands):

	As of and for the Three Months Ended September 30,
	2025	2024
Contract assets beginning balance	$24	$262
Expenses incurred during the year	84	57
Amounts reclassified to cost of sales	(76)	(102)
Amounts allocated to discounts for standalone selling price	—	(6)
Contract assets ending balance	$32	$211

	As of and for the Three Months Ended September 30,
	2025	2024
Contract liabilities beginning balance	$202	$14
Payments received from customers	—	—
Amounts reclassified to revenue	(80)	(14)
Contract liabilities ending balance	$122	$—

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

Level 2 – applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by observable market data. At September 30, 2025 and June 30, 2025, we categorized our investments in marketable equity securities as Level 2 assets. At September 30, 2025, our investment in Monogram Technologies, Inc. (“Monogram”) was valued at the cash price received in October 2025, upon its acquisition by Zimmer Biomet Holdings, Inc. (“Zimmer Biomet”) described below.

Level 3 – applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities. We held no Level 3 assets or liabilities at September 30, 2025 or June 30, 2025.

	Fair Value Measurement at September 30, 2025
	Level 1	Level 2	Level 3	Total

Financial Assets:
Cash equivalents	$33	$—	$—	$33
Marketable equity securities – short-term	—	10,038	—	10,038
Marketable equity securities – long-term	—	149	—	149
Total	$33	$10,187	$—	$10,220

PRO-DEX INC. AND SUBSIDIARY NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Fair Value Measurement at June 30, 2025
	Level 1	Level 2	Level 3	Total

Financial Assets:
Cash equivalents	$33	$—	$—	$33
Marketable equity securities – short-term	—	6,740	—	6,740
Marketable equity securities – long-term	—	148	—	148
Total	$33	$6,888	$—	$6,921

Investments at September 30, 2025 and June 30, 2025 had an aggregate cost basis of $3.5 million. Both short-term and long-term marketable equity securities include equity securities of public companies that are thinly traded. We classified certain investments as long-term in nature because if we decide to sell these securities, we may not be able to sell our position within one year. At September 30, 2025, the investments included unrealized gains of $6.6 million (gross unrealized gains of $6.8 million offset by gross unrealized losses of $185,000). At June 30, 2025, the investments included net unrealized gains of $3.3 million (gross unrealized gains of $3.5 million offset by gross unrealized losses of $213,000).

Of the total marketable equity securities at September 30, 2025 and June 30, 2025, $1,100,000 and $1,040,000, respectively, represent an investment in the common stock of Air T, Inc. Two of our Board members are also board members of Air T, Inc. and both either individually or through affiliates, own an equity interest in Air T, Inc. Our Chairman, one of the two Board members aforementioned, also serves as the Chief Executive Officer and Chairman of Air T, Inc. Another of our Board members is employed by Air T, Inc. as its Chief of Staff. The shares were purchased through 10b5-1 Plans, that, in accordance with our internal policies regarding the approval of related-party transactions, were approved by our then three Board members that are not affiliated with Air T, Inc.

On October 7, 2025, Zimmer Biomet announced that it had completed its acquisition of Monogram and soon after the announcement we received $4.04 per share in cash for each of the 2,212,378 common shares we owned of Monogram prior to the close of the acquisition, for total proceeds of $8.9 million. Accordingly, in our second quarter of fiscal 2026, we will record a realized gain in the amount of $6.8 million. In addition, we received 2,212,378 non-tradeable contingent value rights (“CVR’s”) payable in cash if Monogram completes five milestones related to proof-of concept, FDA 510(k) approval, and specific revenue milestones. The CVR payments, if made, range in value from $1.04 to $3.43 per CVR for a total amount of $12.37 should all milestones be attained. There is no guarantee or assurance that any milestones will be achieved. As disclosed previously, in conjunction with making our original investment in Monogram during fiscal 2017, we were granted the exclusive right to develop, engineer, manufacture and supply certain products on its behalf. Those rights were transferred to Zimmer Biomet and remain in effect post-acquisition. We made this investment in the hope that it could generate meaningful additional revenue which has yet to occur but may be more likely to occur in the future because Zimmer Biomet has more financial resources to assist with commercialization of Monogram’s products. However, there is no guarantee or assurance as to the amount of revenue, if any, that we may ultimately recognize from our exclusive right to develop, engineer, manufacture and supply certain products for Monogram.

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

PRO-DEX INC. AND SUBSIDIARY NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 5. COMPOSITION OF CERTAIN FINANCIAL STATEMENT ITEMS

Inventory

Inventory is stated at the lower of cost (first-in, first-out) or net realizable value and consists of the following (in thousands):

	September 30, 2025	June 30, 2025
Raw materials/purchased components	$10,185	$10,397
Work in process	6,904	7,422
Sub-assemblies/finished components	2,972	2,874
Finished goods	1,503	1,520
Total inventory	$21,564	$22,213

Intangibles

Intangibles consist of the following (in thousands):

	September 30, 2025	June 30, 2025
Patent-related costs	$208	$208
Less accumulated amortization	(189)	(182)
Intangible assets, net	$19	$26

Patent-related costs consist of legal fees incurred in connection with both patent applications and a patent issuance and will be amortized over the estimated life of the product(s) that is or will be utilizing the technology, or expensed immediately in the event the patent office denies the issuance of the patent. These patent-related costs are expected to be fully amortized during fiscal 2026.

NOTE 6. WARRANTY

The warranty accrual is based on historical costs of warranty repairs and expected future identifiable warranty expenses and is included in accrued expenses in the accompanying condensed consolidated balance sheets. As of September 30, 2025 and June 30, 2025, the warranty reserve amounted to $379,000 and $357,000, respectively. Warranty expenses are included in cost of sales in the accompanying condensed consolidated statements of operations. Changes in estimates to previously established warranty accruals result from current period updates to assumptions regarding repair costs and warranty return rates and are included in current period warranty expense.

PRO-DEX INC. AND SUBSIDIARY NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Information regarding the accrual for warranty costs for the three months ended September 30, 2025 and 2024 are as follows (in thousands):

	As of and for the Three Months Ended September 30,
	2025	2024
Beginning balance	$357	$277
Accruals during the period	84	90
Changes in estimates of prior period warranty accruals	(28)	(18)
Warranty amortization/utilization	(34)	(49)
Ending balance	$379	$300

NOTE 7. NET INCOME PER SHARE

We calculate basic net income per share by dividing net income by the weighted-average number of common shares outstanding during the reporting period. Diluted income per share reflects the effects of potentially dilutive securities, which consist entirely of outstanding stock options, restricted shares and performance awards.

The following table presents reconciliations of the numerators and denominators of the basic and diluted income per share computations. In the tables below, income amounts represent the numerator, and share amounts represent the denominator (in thousands, except per share amounts):

	Three Months Ended September 30,
	2025	2024
Basic:
Net income	$4,680	$2,466
Weighted-average shares outstanding	3,262	3,260
Basic earnings per share	$1.43	$0.76
Diluted:
Net income	$4,680	$2,466
Weighted-average shares outstanding	3,262	3,260
Effect of dilutive securities	77	32
Weighted-average shares used in calculation of diluted earnings per share	3,339	3,292
Diluted earnings per share	$1.40	$0.75

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

Significant management judgment is required in determining our provision for income taxes and the recoverability of our deferred tax assets. Such determination is based primarily on our historical taxable income or loss, with some consideration given to our estimates of future taxable income or loss by jurisdictions in which we operate and the period over which our deferred tax assets would be recoverable. Our deferred tax asset is net of a valuation allowance in the gross amount of $90,000 as of September 30, 2025 and June 30, 2025.

PRO-DEX INC. AND SUBSIDIARY NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

We recognize accrued interest and penalties related to unrecognized tax benefits when applicable. As of September 30, 2025 and 2024, we recognized accrued interest of $4,000 and $6,000, respectively, related to unrecognized tax benefits. Our effective tax rate for the three months ended September 30, 2025 and 2024, is 25% and 26%, respectively, and is slightly less than our combined expected federal and applicable state corporate income tax rates due primarily to federal and state research credits. Additionally, during the first quarter of fiscal 2026, we have added Florida and Indiana to our income tax nexus and both of these states have a lower income tax rate than California, where the majority of our state income tax has been paid historically. We are currently evaluating the impact of these changes to our deferred tax assets, and plan to record any adjustment in the second quarter of this fiscal year, but we do not expect a material change as a result.

We are subject to U.S. federal income tax, as well as income tax of California, Colorado, Florida and Indiana as well as Massachusetts through fiscal year ended June 30, 2024. We are currently open to audit under the statute of limitations by the Internal Revenue Service for the years ended June 30, 2022, and later. However, because of our prior net operating losses and research credit carryovers, our tax years from June 30, 2020, are open to audit. We do not anticipate a significant change to the total amount of unrecognized tax benefits within the next 12 months.

Additionally, the One Big Beautiful Bill Act of 2025, or the 2025 Act, enacted on July 4, 2025, makes changes to U.S. corporate income taxes including reinstating the option to claim 100% accelerated depreciation deductions on qualified property, with retroactive application beginning January 20, 2025, and immediate expensing of research and development costs, with retroactive application for tax years starting after December 31, 2025. We are continuing our evaluation of the impact the adoption of the 2025 Act will have on our financial statements for the fiscal year ended June 30, 2026.

NOTE 9. SHARE-BASED COMPENSATION

In September 2016, our Board approved the establishment of the 2016 Equity Incentive Plan, which was approved by our shareholders at our 2016 Annual Meeting. The 2016 Equity Incentive Plan provides for the award of up to 1,500,000 shares of our common stock in the form of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted shares, restricted stock units, performance awards, and other stock-based awards. As of September 30, 2025, performance awards for 200,000 shares of common stock, non-qualified stock options for 372,000 shares of common stock and 18,000 restricted shares of common stock have been granted under the 2016 Equity Incentive Plan.

Performance Awards

We have recorded share-based compensation expense of $7,000 for the three months ended September 30, 2025 and 2024, related to our outstanding unvested performance awards. On September 30, 2025, there was approximately $21,000 of unrecognized compensation cost related to these non-vested performance awards, which is expected to be expensed over the weighted-average period of nine months.

On July 1, 2024, it was determined by the Compensation Committee of our Board of Directors that the vesting of performance awards for 40,000 shares of common stock had been achieved. Each participant elected a net issuance to cover their individual withholding taxes and therefore we issued 25,134 shares and paid $273,000 of participant-related payroll tax liabilities.

Non-Qualified Stock Options

In December 2020, the Compensation Committee of our Board of Directors granted 310,000 non-qualified stock options to our directors and certain employees under the 2016 Equity Incentive Plan. The vesting of these stock options was tied to the completion of service periods that ranged from 18 months to 10.5 years from inception and the achievement of our common stock trading at certain pre-determined prices. We recorded compensation expense of $104,000 for both the three months ended September 30, 2025 and 2024, related to these stock options. The weighted-average fair value of the stock option awards granted was $16.72, calculated using a Monte Carlo simulation. As of September 30, 2025, 26,250 of these stock options have vested, 126,250 have been forfeited either due to termination or our stock price not attaining the pre-determined price, and 157,500 remain outstanding and unvested and there was approximately $1.0 million of unrecognized compensation cost related to the non-vested stock options.

PRO-DEX INC. AND SUBSIDIARY NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Restricted Shares

In November 2024, the Compensation Committee awarded 18,000 restricted shares of common stock to our directors and certain employees under the 2016 Equity Incentive Plan. The shares vest ratably over five years from the date of grant. The fair value of the restricted shares on the date of grant was $857,000, based upon the closing price of our common stock on the date of grant. During the three months ended September 30, 2025, we recorded $43,000 of compensation expense related to these restricted shares. As of September 30, 2025, there was approximately $710,000 of unrecognized compensation cost related to these restricted shares.

Employee Stock Purchase Plan

In September 2014, our Board approved the establishment of an Employee Stock Purchase Plan (the “ESPP”). The ESPP conforms to the provisions of Section 423 of the Internal Revenue Code, has coterminous offering and purchase periods of six months, and bases the pricing to purchase shares of our common stock on a formula so as to result in a per-share purchase price that approximates a 15% discount from the market price of a share of our common stock at either the beginning or end of the purchase period, whichever is lower. Our Board of Directors also approved the provision that shares formerly reserved for issuance under former stock option plans in excess of shares issuable pursuant to outstanding options, aggregating 704,715 shares, be reserved for issuance pursuant to the ESPP. The ESPP was approved by our shareholders at our 2014 Annual Meeting.

In October 2023, our Board approved an amendment to the ESPP (the “ESPP Amendment”), which extended the term of the ESPP for an additional ten years from January 2025 to January 2035. The ESPP Amendment was approved by our shareholders at our 2023 Annual Meeting. In July 2025, the Compensation Committee of our Board of Directors amended the specific provisions of the ESPP to provide for a more favorable discount calculation for employees participating in the ESPP, as described above.

During the three months ended September 30, 2025 and 2024, 961 and 940 shares were purchased, respectively, under the ESPP and allocated to employees based upon their contributions at discount prices of $42.34 and $16.22, respectively, per share. As of September 30, 2025, on a cumulative basis, since the inception of the ESPP, employees have purchased a total of 38,056 shares. During the three months ended September 30, 2025 and 2024, we recorded stock compensation expense in the amount of $7,000 and $3,000, respectively, relating to the ESPP.

NOTE 10. MAJOR CUSTOMERS & SUPPLIERS

Information with respect to customers that accounted for sales in excess of 10% of our total sales in either of the three-month periods ended September 30, 2025 and 2024 is as follows (in thousands, except percentages):

	Three Months Ended September 30,
	2025		2024
	Amount	Percent of Total	Amount	Percent of Total

Total revenue	$18,530	100%	$14,892	100%

Customer concentration:
Customer 1	$14,500	78%	$11,377	76%
Customer 2	1,835	10%	1,837	12%
Total	$16,335	88%	$13,214	88%

PRO-DEX INC. AND SUBSIDIARY NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Information with respect to accounts receivable from those customers that comprised more than 10% of our gross accounts receivable at either September 30, 2025 and June 30, 2025 is as follows (in thousands, except percentages):

	September 30, 2025		June 30, 2025
Total gross accounts receivable	$18,236	100%	$16,433	100%

Customer concentration:
Customer 1	$15,251	84%	$11,895	72%
Customer 2	1,887	10%	2,768	17%
Total	$17,138	94%	$14,663	89%

During the three months ended September 30, 2025 and 2024, we had two suppliers, respectively, that each accounted for more than 10% of total inventory purchases. Amounts owed to the fiscal 2026 significant suppliers at September 30, 2025 totaled $439,000, and $497,000, respectively, and at June 30, 2025 totaled $299,000 and $1.0 million, respectively.

NOTE 11. NOTES PAYABLE AND FINANCING TRANSACTIONS

UMB Bank (“UMB”)

As previously disclosed, we have several outstanding term loans as well as a revolving loan (the “Amended Revolving Loan”) with UMB (formerly Minnesota Bank & Trust or MBT). Additionally, on July 31, 2024 (the “Fourth Amendment Date”), we entered into Amendment No. 4 to our Amended and Restated Credit Agreement (the “Fourth Amendment”) which amended the Company’s Amended and Restated Credit Agreement with UMB. The Fourth Amendment (i) provided for a new term loan, Term Loan C, in the amount of $5.0 million, (ii) used the proceeds from Term Loan C to repay the entire $3.0 million balance that was outstanding on the Fourth Amendment Date under the Amended Revolving Loan, and (iii) terminated our Supplemental Loan, under which no amounts had been drawn. Loan origination fees in the amount of $10,000 were paid to UMB in conjunction with Term Loan C. On December 23, 2024, we entered into Amendment No. 5 to the Amended Credit Agreement (the “Fifth Amendment”), which extended the maturity date of the Amended Revolving Loan from December 29, 2025, to December 29, 2026. On April 8, 2025, we entered into Amendment No. 6 to the Amended Credit Agreement (the “Sixth Amendment”), which among other things, increased the revolving line of credit under the Amended Revolving Loan from $7,000,000 to $11,000,000. Loan origination fees in the amount of $8,000 were paid to UMB in connection with the Sixth Amendment.

PRO-DEX INC. AND SUBSIDIARY NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The balance on our outstanding loans (in thousands) is as follows (exclusive of unamortized loan fees):

	September 30, 2025	June 30, 2025
Notes Payable:
Term Loan A	$2,529	$2,795
Term Loan B	377	416
Term Loan C	3,917	4,167
Property Loan	4,295	4,347
Amended Revolving Loan	2,157	3,706
Total notes payable	$13,275	$15,431

Term Loan A and Term Loan B both bear interest at a fixed rate of 3.84% per annum, the Property Loan bears interest at a fixed rate of 3.55% per annum and Term Loan C bears interest at an annual rate equal to the greater of (a) 5%, or (b) SOFR for a one-month period from the website of the CME Group Benchmark Administration Limited plus 2.5% (the “Adjusted Term SOFR Rate”). The Amended Revolving Loan bears interest at an annual rate equal to the greater of (a) 4%, or (b) the Adjusted Term SOFR Rate. Term Loan A and Term Loan B are both fully amortizing and mature on November 1, 2027, and Term Loan C is fully amortizing and matures on August 1, 2029. The Property Loan matures on November 1, 2030, at which time a balloon payment of $3.1 million is due, and the Amended Revolving Loan matures on December 29, 2026.

Any payment on Term Loan A, Term Loan B, Term Loan C, the Property Loan, or Amended Revolving Loan (collectively, the “Loans”) not made within seven days after the due date is subject to a late payment fee equal to 5% of the overdue amount. Upon the occurrence and during the continuance of an event of default, the interest rate of all Loans will be increased by 3% and MBT may, at its option, declare all of the Loans immediately due and payable in full. The Loans are secured by substantially all of the Company’s assets pursuant to a Security Agreement entered into on September 6, 2018, between the Company and UMB. The Property Loan is secured by the Franklin Property pursuant to a Deed of Trust with Assignment of Leases and Rents, Security Agreement and Fixture Filing in favor of UMB and by an assignment of Leases and Rents by PDEX Franklin in favor of UMB (collectively, the “Property Loan Security Agreements”).

The Amended Credit Agreement, Amended Security Agreement, Property Loan Security Agreement, Term Note A, Term Note B, Term Note C, Property Note, and Amended Revolving Note contain representations and warranties, affirmative, negative and financial covenants, and events of default that are customary for loans of this type. We believe that we are in compliance with all of our debt covenants as of September 30, 2025, but there can be no assurance that we will remain in compliance for the duration of the term of the Loans.

NOTE 12. COMMON STOCK

Share Repurchase Program

In December 2019, our Board approved a new share repurchase program authorizing us to repurchase up to 1 million shares of our common stock, as the prior repurchase plan authorized by our Board in 2013 was nearing completion. In accordance with, and as part of, these share repurchase programs, our Board has approved the adoption of several prearranged share repurchase plans intended to qualify for the safe harbor Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (“10b5-1 Plan” or “Plan”). During the three months ended September 30, 2025, we did not repurchase any shares. During the three months ended September 30, 2024, we repurchased 91,976 shares at an aggregate cost, inclusive of fees under the Plan, of $2.3 million. On a cumulative basis since 2013, we have repurchased a total of 1,511,497 shares under the share repurchase programs at an aggregate cost, inclusive of fees, of $24.2 million. All repurchases under the 10b5-1 Plans were administered through an independent broker.

PRO-DEX INC. AND SUBSIDIARY NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 13. LEASES

Our operating lease right-of-use asset and long-term liability are presented separately on our condensed consolidated balance sheet. The current portion of our operating lease liability as of September 30, 2025, in the amount of $509,000, is presented within accrued expenses on the condensed consolidated balance sheet.

As of September 30, 2025, our operating lease has a remaining lease term of two years and an imputed interest rate of 5.53%. Cash paid for amounts included in the lease liability was $135,000 and $130,000 for the three months ended September 30, 2025 and 2024, respectively, excluding $15,000 and $41,000, respectively, paid for common area maintenance charges.

As of September 30, 2025, the maturity of our lease liability is as follows (in thousands):

Operating Lease
Fiscal Year:
2026	$416
2027	567
2028	143
Total lease payments	1,126
Less imputed interest	(63)
Total	$1,063

NOTE 14. COMMITMENTS AND CONTINGENCIES

Legal Matters

We may be involved from time to time in legal proceedings arising either in the ordinary course of our business or incidental to our business. There can be no certainty, however, that we may not ultimately incur liability or that such liability will not be material or adverse.

NOTE 15. SUBSEQUENT EVENTS

We have evaluated subsequent events through the date of this filing. Other than the acquisition of Monogram by Zimmer Biomet on October 7, 2025, discussed in Note 4, there were no additional subsequent events that require recognition or disclosure.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited interim condensed consolidated financial statements and the related notes and other financial information appearing elsewhere in this report.

COMPANY OVERVIEW

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of the results of operations and financial condition of Pro-Dex, Inc. (“Company,” “Pro-Dex,” “we,” “our,” or “us”) for the three-month periods ended September 30, 2025 and 2024. This discussion should be read in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this report. This report contains certain forward-looking statements and information. The cautionary statements included herein should be read as being applicable to all related forward-looking statements wherever they may appear. Our actual future results could differ materially from those discussed herein.

Except for the historical information contained herein, the matters discussed in this report, including, but not limited to, discussions of our product development plans, business strategies, strategic opportunities, contract negotiations, and market factors influencing our results, are forward-looking statements that involve certain risks and uncertainties. Actual results may differ from those anticipated by us as a result of various factors, both foreseen and unforeseen, including, but not limited to, our ability to continue to develop new products and increase sales in markets characterized by rapid technological evolution, consolidation within our target marketplace and among our competitors, employee turnover, competition from larger, better capitalized competitors, and our ability to realize returns on opportunities. Many other economic, competitive, governmental, and technological factors could impact our ability to achieve our goals. You are urged to review the risks, uncertainties, and other cautionary language described in this report, as well as in our other public disclosures and reports filed with the Securities and Exchange Commission (“SEC”) from time to time, including, but not limited to, the risks, uncertainties, and other cautionary language discussed in our Annual Report on Form 10-K for our fiscal year ended June 30, 2025.

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

Basis of Presentation

The condensed consolidated results of operations presented in this report are not audited and those results are not necessarily indicative of the results to be expected for the entirety of our fiscal year ending June 30, 2026, or any other interim period during such fiscal year. Our fiscal year ends on June 30 and our fiscal quarters end on September 30, December 31, and March 31. Unless otherwise stated, all dates refer to our fiscal year and those fiscal quarters.

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used or changes in the accounting estimate that are reasonably likely to occur could materially change the financial statements. Management believes that there have been no significant changes during the three months ended September 30, 2025, to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for our fiscal year ended June 30, 2025.

Business Strategy and Future Plans

Our business today is almost entirely driven by sales of our medical devices. Many of our significant customers place purchase orders for specific products that were developed by us under various development and/or supply agreements. Our customers may request that we design and manufacture a custom surgical device or they may hire us as a contract manufacturer to manufacture a product of their own design. In either case, we have extensive experience with autoclavable, battery-powered and electric, multi-function surgical drivers, and shavers. We continue to focus a significant percentage of our time and resources on providing outstanding products and service to our valued principal customers. During the first quarter of fiscal 2021, our largest customer executed an amendment to our existing supply agreement for us to supply their surgical handpieces to them through calendar 2025. Currently, we are in negotiations with our largest customer to extend the contract through calendar 2028. While we are still negotiating some of the specific commercial terms, we have no reason to believe that the contract amendment will not be executed and further, the customer has placed purchase orders to us through the end of calendar 2026. Additionally, based on the planned volumes of the next generation handpiece that we supply to our largest customer, we are simultaneously pursuing negotiations with one of our existing suppliers to acquire their business to help meet the expected increased demand currently being contemplated by our largest customer. In the event we do not acquire this business we will be obligated to reimburse the supplier for legal fees incurred in relation to the acquisition due diligence. This amount, not to exceed $62,500, is not accrued for, but is expected to be paid at the end of the current exclusivity period of October 31,2025, if not extended by mutual agreement of the parties, and will be credited towards the purchase price upon an acquisition.

We are also working to build top-line sales through active proposals of new medical device products with new and existing customers. Our patented adaptive torque-limiting software has been very well received in the CMF and thoracic markets. Additionally, our latest Pro-Dex branded product, the Helios driver for CMF applications, featuring our adaptive torque-limiting software, is expected to be released for production in the second quarter of this fiscal year. Although we anticipate this product will be released in the second quarter of this fiscal year, and we have had interest in this product, there is no guarantee that our existing customers or new customers will purchase this new driver.

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

Results of Operations

The following tables set forth results from continuing operations for the three months ended September 30, 2025 and 2024 (in thousands, except percentages):

	Three Months Ended September 30,
	2025		2024
	Dollars in thousands
		% of Net Sales		% of Net Sales
Net sales	$18,530	100%	$14,892	100%
Cost of sales	13,163	71%	9,742	65%
Gross profit	5,367	29%	5,150	35%
Selling expenses	73	—	48	—
General and administrative expenses	1,417	8%	1,246	8%
Research and development costs	768	4%	843	6%
	2,258	12%	2,137	14%
Operating income	3,109	17%	3,013	20%
Other income, net	3,113	17%	306	2%
Income before income taxes	6,222	34%	3,319	22%
Provision for income taxes	1,542	8%	853	6%
Net income	$4,680	25%	$2,466	17%

Revenue

The majority of our revenue is derived from designing, developing, manufacturing, and repairing surgical devices. We continue to sell our rotary air motors for industrial and scientific applications, but our focus remains in medical devices. The proportion of total sales by type is as follows (in thousands, except percentages):

	Three Months Ended September 30,				Increase (Decrease) From
	2025		2024		2024 to 2025
	Dollars in thousands
		% of Net Sales		% of Net Sales
Net sales:
Medical device	$14,382	77%	$9,912	67%	45%
Industrial and scientific	172	1%	143	1%	20%
NRE & proto-types	476	3%	48	—	892%
Repairs	3,830	21%	5,136	34%	(25%)
Discounts and other	(330)	(2%)	(347)	(2%)	(5%)
	$18,530	100%	$14,892	100%	24%

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

	Three Months Ended September 30,				Increase (Decrease) From
	2025		2024		2024 to 2025
	Dollars in thousands
		% of Med Device Sales		% of Med Device Sales
Medical device sales:
Orthopedic	$11,053	77%	$6,695	68%	65%
CMF	2,828	20%	2,201	22%	29%
Thoracic	501	3%	1,016	10%	(51%)
	$14,382	100%	$9,912	100%	45%

Our medical device revenue increased $4.5 million, or 45%, for the three months ended September 30, 2025, compared to the corresponding period of the prior fiscal year. Our orthopedic sales increased $4.4 million, or 65%, for the three months ended September 30, 2025, compared to the corresponding period of the prior fiscal year, due primarily to the launch of our largest customer’s next generation handpiece. As previously disclosed, late in the third quarter of fiscal 2025 the customer requested we hold off on next generation handpiece shipments in favor of continued shipments and enhanced repair of the legacy handpieces. During the fourth quarter of fiscal 2025, at the customer’s request, we resumed production and shipments of the next generation handpiece. Because certain of the sub-assemblies included in the handpiece take several weeks of internal machining, the process to resume shipments at the requested levels has taken several months. By September 2025, our shipments reached the recurring level that the customer has requested. Recurring revenue from distributors of CMF drivers increased $627,000, or 29%, for the three months ended September 30, 2025, compared to the corresponding period of the prior fiscal year. Our thoracic sales decreased by $515,000, or 51% for the three months ended September 30, 2025, compared to the corresponding period of the prior fiscal year. While we do not have much visibility into our customers’ distribution networks, this level of change (whether an increase or decrease) is not uncommon and fluctuations occur based upon required inventory levels.

Sales of our compact pneumatic air motors increased $29,000, or 20%, for the three months ended September 30, 2025, compared to the corresponding period of the prior fiscal year. The minimal and relatively flat sales volume is consistent with our lack of substantive marketing efforts for our air motors. Our non-recurring engineering (“NRE”) and proto-type revenue increased $428,000, or 892%, for the three months ended September 30, 2025 compared to the corresponding period of the prior fiscal year, due to an increase in billable contracts. Our NRE and proto-type revenue is typically a small percentage of our total revenue and can vary significantly from quarter to quarter.

Repair revenue decreased by $1.3 million, or 25%, for the three months ended September 30, 2025, compared to the corresponding period of the prior fiscal year, due to fewer repairs of the legacy orthopedic handpiece we sell to our largest customer. While we do not have much visibility into our largest customer’s distribution networks, they may be reducing repairs of legacy handpieces in favor of replacing them with the next generation handpiece.

Discounts and other decreased by $57,000, or 5%, in the first quarter of fiscal 2026 compared to the corresponding period of the prior fiscal year, due to volume rebates related to the legacy orthopedic handpiece we sell to our largest customer, which they negotiated in conjunction with our contract extension through 2025.

At September 30, 2025, we had a backlog of approximately $46.8 million, of which $43.6 million is scheduled for delivery during the remainder of fiscal 2026. Our backlog represents firm purchase orders received and acknowledged from our customers and does not include all revenue expected to be generated from existing customer contracts. We may experience variability in our new order bookings due to various reasons, including, but not limited to, the timing of major new product launches and customer planned inventory builds. However, we do not typically experience seasonal fluctuations in our shipments and revenues.

Cost of Sales and Gross Margin

	Three Months Ended September 30,				Increase (Decrease) From
	2025		2024		2024 to 2025
	Dollars in thousands
Cost of sales:		% of Net Sales		% of Net Sales
Product costs	$12,408	67%	$9,347	63%	33%
Under-(over) absorption of manufacturing costs	619	3%	325	2%	91%
Inventory and warranty charges	136	1%	70	—	94%
Total cost of sales	$13,163	71%	$9,742	65%	35%
Gross profit and gross margin	$5,367	29%	$5,150	35%	4%

Cost of sales for the three months ended September 30, 2025, increased by $3.4 million, or 35%, compared to the corresponding period of the prior fiscal year. The increase in cost of sales is consistent with the 24% increase in revenue for the same period. Product costs increased by $3.1 million, or 33%, during the three months ended September 30, 2025, compared to the corresponding period of the prior fiscal year, which is consistent with higher revenue generated in the first quarter of fiscal 2026, but is higher than expected based partly on product mix and partly on negative fluctuations in repair service revenue margin. In the first quarter of fiscal 2026 our repair revenue margin is significantly lower than in prior year and this is caused by more expensive component replacement as well as an assembled workforce which normally repairs a higher volume of devices. During the three months ended September 30, 2025, we experienced under-absorption of $619,000 in manufacturing costs compared to $325,000 during the corresponding period of the prior fiscal year. We anticipate growth in our direct labor costs this fiscal year such that our absorption will stabilize without the need to increase our labor and overhead rates. Costs related to inventory and warranty charges increased $66,000, or 94%, for the three months ended September 30, 2025 compared to the corresponding period of the prior fiscal year, due an increase in both inventory and warranty reserves.

Gross profit increased by approximately $217,000, or 4%, for the three months ended September 30, 2025 compared to the corresponding period of the prior fiscal year, and gross margin as a percentage of sales decreased by six percentage points between such periods, primarily as a result of higher costs, including tariffs, which have not fully been passed on to our customers.

Operating Costs and Expenses

	Three Months Ended September 30,				Increase (Decrease) From
	2025		2024		2024 to 2025
	Dollars in thousands
		% of Net Sales		% of Net Sales
Operating expenses:
Selling expenses	$73	—	$48	—	52%
General and administrative expenses	1,417	8%	1,246	8%	14%
Research and development costs	768	4%	843	6%	(9%)
	$2,258	12%	$2,137	14%	6%

Selling expenses consist of salaries and other personnel-related expenses in support of business development, as well as trade show attendance, advertising and marketing expenses, and travel and related costs incurred in generating and maintaining our customer relationships. Selling expenses for the three months ended September 30, 2025, increased $25,000, or 52%, compared to the corresponding period of the prior fiscal year. The increase relates to personnel costs related to our former Director of Business Development hired in the second quarter of the prior fiscal year whose employment with us ended in the second quarter of fiscal 2026.

General and administrative expenses (“G&A”) consist of salaries and other personnel-related expenses of our accounting, finance, facilities, information technology and human resources personnel, as well as costs for outsourced information technology services, professional fees, directors’ fees, and other costs and expenses attributable to being a public company. G&A expenses increased by $171,000, or 14%, for the three months ended September 30, 2025, when compared to the corresponding period of the prior fiscal year. The increase in total G&A expenses relates to higher payroll and personnel expenses due to new hires in human resources, information technology and facilities.

Research and development costs generally consist of compensation and other personnel-related costs of our engineering and support personnel, related professional and consulting fees, patent-related fees, lab costs, materials, and travel and related costs incurred in the development and support of our products. Research and development costs decreased $75,000, or 9%, for the three months ended September 30, 2025 compared to the corresponding period of the prior fiscal year. The decrease is due primarily to a decrease in internal project spending and a reduction in recruiting fees, partially offset by an increase in personnel expenses. Although internal project spending is lower in the first quarter of fiscal 2026 compared to the same period in fiscal 2025, we expect to release an internally developed project, our Helios branded CMF driver, for production in the second quarter of fiscal 2026.

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

Other Income (Expense), Net

Interest and Dividend Income

The interest and dividend income recorded during the three months ended September 30, 2025 and 2024, consists primarily of interest and dividends from our investments and money market accounts.

Unrealized Gain on Investments

The unrealized gain on marketable securities for the quarters ended September 30, 2025 and 2024, relates to our portfolio of investments described more fully in Note 4 to the condensed consolidated financial statements contained elsewhere in this report.

Interest Expense

The interest expense recorded during the three months ended September 30, 2025 and 2024, relates to our UMB Bank (“UMB”) loans described more fully in Note 11 to the condensed consolidated financial statements contained elsewhere in this report.

Income Tax Expense

The effective tax rate for the three months ended September 30, 2025 and 2024, was 25% and 26%, respectively, and is slightly less than our combined expected federal and applicable state corporate income tax rates due primarily to federal and state research credits.

Liquidity and Capital Resources

Cash and cash equivalents at September 30, 2025, increased $95,000 to $514,000 as compared to $419,000 million at June 30, 2025. The following table includes a summary of our condensed consolidated statements of cash flows contained elsewhere in this report.

	As of and For the Three Months Ended September 30,
	2025	2024
	(in thousands)
Cash provided by (used in):
Operating activities	$2,310	$1,887
Investing activities	$(98)	$(431)
Financing activities	$(2,117)	$(1,006)

Cash and working capital:
Cash and cash equivalents	$514	$3,081
Working capital	$37,121	$27,217

Operating Activities

Net cash provided by operating activities during the three months ended September 30, 2025 totaled $2.3 million. Our net income was $4.7 million, which includes $3.3 million of unrealized gains, primarily related to our investment in Monogram, which is more fully described in Note 4 to the condensed consolidated financial statements contained elsewhere in this report as well as non-cash depreciation and amortization and stock-based compensation in the amount of $311,000 and $161,000, respectively. Proceeds of cash arose from income taxes of $1.5 million due to tax expense incurred in the first quarter of fiscal 2026 having been previously paid and a decrease in inventory of $649,000. Offsetting these inflows of cash, our accounts receivable increased by $1.8 million due to an increase in revenue in the first quarter of fiscal 2026.

Net cash provided by operating activities during the three months ended September 30, 2024, totaled $1.9 million. Our net income was $2.5 million, which includes $433,000 of unrealized gains on our marketable securities as well as non-cash depreciation and amortization and stock-based compensation in the amount of $302,000 and $113,000, respectively. Additionally, our inventory and income taxes payable increased by $1.3 million and $209,000, respectively. Offsetting these outflows of cash, our accounts receivable decreased by $428,000 and accounts payable and accrued expenses increased by $579,000.

Investing Activities

Net cash used in investing activities for the three months ended September 30, 2025, and 2024 was $98,000 and $431,000, respectively, related to the purchase of equipment and improvements.

Financing Activities

Net cash used in financing activities for the three months ended September 30, 2025, included net principal payments of $2.2 million on our loans from UMB (formerly MBT).

Net cash used in financing activities for the three months ended September 30, 2024, included the repurchase of $2.3 million of common stock pursuant to our share repurchase program, and proceeds of $5.0 million from a new term loan from UMB, offset by principal payments totaling $3.4 million. Additionally, we paid $273,000 of employee payroll taxes related to the award of 40,000 shares of common stock to employees under previously granted performance awards.

Financing Facilities & Liquidity Requirements for the Next Twelve Months

As of September 30, 2025, our working capital was $37.1 million. We currently believe that our existing cash and cash equivalent balances together with our accounts receivable balances will provide us sufficient funds to satisfy our cash requirements as our business is currently conducted for at least the next 12 months. In addition, we expect to derive a portion of our liquidity from our cash flows from operations and, as described in Note 4 to the condensed consolidated financial statements contained elsewhere in this report, we received $8.9 million in cash in October 2025 upon the consummation of Zimmer Biomet’s acquisition of Monogram.

We are focused on preserving our cash balances by monitoring expenses, identifying cost savings, and investing only in those development programs and products that we believe will most likely contribute to our profitability. As we execute on our current strategy, however, we may require debt and/or equity capital to fund our working capital needs and requirements for capital equipment to support our manufacturing and inspection processes. In particular, we have experienced negative operating cash flow in the past, especially as we procure long-lead time materials to satisfy our backlog, which can be subject to extensive variability. We believe that if we need additional capital to fund our operations, we can borrow against our revolving loan with UMB which has an available balance of $8.8 million as of September 30, 2025.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer and principal accounting officer) conducted an evaluation of the design and operation of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

In accordance with SEC rules, an evaluation was performed under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer of the effectiveness, as of September 30, 2025, of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). “Internal control over financial reporting” includes those policies and procedures that:

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

Based on that evaluation as of September 30, 2025, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective.

 Internal Control over Financial Reporting

During the three months ended September 30, 2025, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Our business, future financial condition, and results of operations are subject to a number of factors, risks, and uncertainties, which are disclosed in Item 1A, entitled “Risk Factors,” in Part I of our Annual Report on Form 10-K for our fiscal year ended June 30, 2025, as well as any amendments thereto or additions and changes thereto contained in this quarterly report on Form 10-Q for the quarter ended September 30, 2025. Additional information regarding some of those risks and uncertainties is contained in the notes to the condensed consolidated financial statements included elsewhere in this report and in Part I, Item 2, of this report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The risks and uncertainties disclosed in our Form 10-K, our quarterly reports on Form 10-Q, and other reports filed with the SEC are not necessarily all of the risks and uncertainties that may affect our business, financial condition, and results of operations in the future. There have been no material changes to the risk factors as disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2025, except those set forth below.

Artificial intelligence (“AI”) may be generating information that is used incorrectly and may lead to an adverse effect on our business.

In August 2025, a law firm that practices securities litigation posted a press release and had a link on its website inviting our shareholders to request an investigation into Pro-Dex. The press release erroneously attributed a Form 8-K that we had filed nearly two years earlier, as well as other stale information, to a 20 percent decline in our stock price that occurred in August 2025. This law firm quickly removed these items from the internet, including from its website, before we initiated a request for them to do so. While we have no way of knowing for certain that AI led to the generation of the press release, it seems possible to us that misinformation was attributable to AI.

Other PDEX symbols exist in the marketplace, and the association may create confusion.

As we announced in a press release on October 16, 2025, Polkadex, which to our understanding trades on certain crypto exchanges (and possibly on certain other platforms) under the symbol PDEX may be creating confusion. Our common stock trades on the Nasdaq Capital Market under the symbol PDEX and there is no relationship or affiliation between Pro-Dex, In, and Polkadex. We do not know whether our shareholders obtain alerts or automated messages related to Polkadex that are misconstrued as being related to Pro-Dex, Inc. or vice versa. Similarly, we have no idea whether any trades in our common stock were intended for trades in cryptocurrencies or vice versa.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

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

PRO-DEX, INC.

Date: October 30, 2025	By:	/s/ Richard L. Van Kirk
Richard L. Van Kirk
Chief Executive Officer (principal executive officer)

Date: October 30, 2025	By:	/s/ Alisha K. Charlton
Alisha K. Charlton
Chief Financial Officer (principal financial officer and principal accounting officer)

