Form 10-Q
period 2025-12-31
PRO DEX INC
filed 2026-01-29
CIK 788920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2025
OR
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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock outstanding as of the latest practicable date: 3,205,985 shares of common stock, no par value, as of January 27, 2026.

PRO-DEX, INC. AND SUBSIDIARY

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2025

i

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PRO-DEX, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share amounts)

	December 31, 2025	June 30, 2025
ASSETS
Current assets:
Cash and cash equivalents	$7,953	$419
Investments	864	6,740
Accounts receivable, net of allowance for expected credit losses of $19 and $0 at December 31, 2025 and at June 30, 2025, respectively	17,883	16,433
Deferred costs	174	24
Inventory	21,710	22,213
Income tax receivable	266	1,056
Prepaid expenses and other current assets	336	410
Total current assets	49,186	47,295

Land and building, net	6,015	6,061
Equipment and leasehold improvements, net	4,757	5,153
Right-of-use asset, net	830	1,050
Intangibles, net	12	26
Deferred income taxes, net	1,277	1,415
Investments	135	148
Other assets	44	44
Total assets	$62,256	$61,192

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,111	$4,614
Accrued liabilities	4,258	3,479
Income taxes payable	1,200	186
Deferred revenue	163	202
Notes payable	2,469	6,148
Total current liabilities	12,201	14,629
Lease liability, net of current portion	419	685
Notes payable, net of current portion	8,005	9,246
Total non-current liabilities	8,424	9,931
Total liabilities	20,625	24,560
Shareholders’ equity:
Common stock; no par value; 50,000,000 shares authorized; 3,209,732 and 3,261,043 shares issued and outstanding at December 31, 2025 and June 30, 2025, respectively	—	704
Retained earnings	41,631	35,928
Total shareholders’ equity	41,631	36,632
Total liabilities and shareholders’ equity	$62,256	$61,192

The accompanying notes are an integral part of these condensed consolidated financial statements.

PRO-DEX, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024

Net sales	$18,663	$16,793	$37,194	$31,686
Cost of sales	12,920	11,721	26,083	21,464
Gross profit	5,743	5,072	11,111	10,222

Operating expenses:
Selling, general and administrative expenses	1,750	1,438	3,241	2,733
Research and development costs	734	942	1,502	1,784
Total operating expenses	2,484	2,380	4,743	4,517
Operating income	3,259	2,692	6,368	5,705

Other income (expense), net
Interest expense	(141)	(204)	(341)	(357)
Gain (loss) on marketable equity investments, net	(250)	77	3,049	510
Interest and other income	60	21	74	46
Total other income (expense)	(331)	(106)	2,782	199

Income before income taxes	2,928	2,586	9,150	5,904
Provision for income taxes	741	546	2,283	1,398
Net income	$2,187	$2,040	$6,867	$4,506

Basic and diluted net income per share:
Basic net income per share	$0.67	$0.63	$2.11	$1.36
Diluted net income per share	$0.66	$0.61	$2.07	$1.33

Weighted-average common shares outstanding:
Basic	3,249,260	3,261,145	3,255,507	3,314,207
Diluted	3,304,042	3,337,337	3,317,777	3,378,862
Common shares outstanding	3,209,732	3,260,390	3,209,732	3,260,390

The accompanying notes are an integral part of these condensed consolidated financial statements.

PRO-DEX, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

(In thousands)

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
Common stock:
Balance, beginning of period	$905	$1,461	$704	$3,917
Share-based compensation expense	165	130	325	243
Share repurchases	(2,207)	(1,192)	(2,207)	(3,504)
Shares withheld from common stock issued to employees to pay employee payroll taxes	(27)	(33)	(27)	(305)
ESPP shares issued	—	—	41	15
Reclassification of excess share repurchases(1)	1,164	—	1,164	—
Balance, end of period	—	366	—	366

Retained earnings:
Balance, beginning of period	40,608	29,416	35,928	26,950
Net income	2,187	2,040	6,867	4,506
Shareholder distribution	(1,164)	—	(1,164)	—
Balance, end of period	41,631	31,456	41,631	31,456

Total shareholders’ equity	$41,631	$31,822	$41,631	$31,822

(1)	During the three months ended December 31, 2025, our stock repurchases exceeded the value of cumulative common stock, and the excess has been reflected as a shareholder distribution, reducing our consolidated retained earnings.

The accompanying notes are an integral part of these condensed consolidated financial statements.

PRO-DEX, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended December 31,
	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,867	$4,506
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	625	615
Share-based compensation	325	243
Gain on marketable equity investments	(3,049)	(510)
Non-cash lease recovery	(23)	(14)
Deferred income taxes	138	—
Amortization of loan fees, net	5	13
Credit loss expense	19	27
Changes in operating assets and liabilities:
Accounts receivable	(1,469)	(4,606)
Deferred costs	(150)	109
Inventory	503	(4,342)
Prepaid expenses and other assets	73	(991)
Accounts payable and accrued expenses	254	3,030
Deferred revenue	(39)	(14)
Income taxes	1,803	(329)
Net cash provided by (used in) operating activities	5,882	(2,263)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of investments	8,938	—
Purchases of equipment and improvements	(168)	(973)
Net cash provided by (used in) investing activities	8,770	(973)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchases of common stock	(2,207)	(3,504)
Proceeds from ESPP contributions	41	15
Payment of employee payroll taxes on net issuance of common stock	(27)	(305)
Proceeds from notes payable and revolving loan	14,901	8,490
Principal payments on notes payable and revolving loan	(19,826)	(4,025)
Net cash provided by (used in) financing activities	(7,118)	671

Net increase (decrease) in cash and cash equivalents	7,534	(2,565)
Cash and cash equivalents, beginning of period	419	2,631
Cash and cash equivalents, end of period	$7,953	$66

The accompanying notes are an integral part of these condensed consolidated financial statements.

PRO-DEX, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

(Unaudited)

(In thousands)

	Six Months Ended December 31,
	2025	2024
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$363	$338
Cash paid during the period for income taxes by jurisdiction:
Federal income tax payments	$150	$1,570
California income tax payments	—	1,100
Indiana income tax payments	20	—
Florida income tax payments	170	—
Total income tax payments	$340	$2,670

Non-cash investing and financing activity:
Cashless stock option exercise	$—	$117

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

Recently Adopted Accounting Standards

In September 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2025-07, Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606), which clarifies the application of derivative accounting to certain contracts and updates the guidance for share-based noncash consideration received from a customer in exchange for goods and services. Specifically, this ASU introduces a scope exception for contracts that are not exchange-traded and whose underlying is tied to operations or activities specific to one of the parties to the contract. It also clarifies the guidance for share-based consideration from a customer. This ASU is effective for fiscal years beginning after December 15, 2026, and interim periods within those annual reporting periods, with early adoption permitted and the option to apply on a prospective or modified retrospective basis. The Company early adopted this ASU on a prospective basis as of July 1, 2025. The Company expects this ASU to reduce the cost and complexity associated with analyzing and applying the derivative guidance to contracts with underlyings based on operations or activities specific to one of the parties of the contract, such as the contingent consideration received in exchange for the Company’s shares of common stock in Monogram Technologies, Inc. (“Monogram”) described more fully in Note 4.

Recently Issued and Not Yet Adopted Accounting Pronouncements

In November 2024, the FASB issued ASU No. 2024-03, Disaggregation of Income Statement Expenses (“DISE”). The ASU’s purpose is to improve disclosures about a public business entity’s expenses and address requests from investors for more detailed information about the types of expenses (including purchases of inventory, employee compensation, depreciation, amortization, and depletion) in commonly presented expense captions (such as cost of sales, selling, general and administrative, and research and development). This ASU is effective for fiscal years beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027, with early adoption permitted. We are currently evaluating these new expanded disclosure requirements, but this standard will not impact our results of operations or financial position.

In December 2025, the FASB issued ASU 2025-11 Interim Reporting (Topic270): Narrow-scope Improvements, which clarifies the guidance in Topic 270 to improve the consistency of interim financial reporting. The ASU provides a comprehensive list of required interim disclosures and introduces a disclosure requiring entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. ASU 2025-11 is effective for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2025-11.

No other new accounting pronouncements issued or effective during the fiscal year have, or are expected to have, a material impact on our condensed consolidated financial statements.

Segment Reporting

As of December 31, 2025, we have identified one reportable segment, as our chief operating decision maker (“CODM”), the Company’s Chief Executive Officer, allocates resources, assesses performance, and manages our business as one segment. As our operations are managed at the consolidated level, there are no differences between the measurement of the reportable segment’s profit or loss and our condensed consolidated statement of operations.

PRO-DEX, INC. AND SUBSIDIARY NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Reclassifications

The Company’s selling expenses have been reclassified and combined with its general and administrative expenses in its consolidated statement of operations to conform to the current period presentation. Historically the Company has had only one employee in its sales department. Currently we have no employees in our sales department but in advance of the expanded disclosures required by DISE we are combining selling, general and administrative expenses to avoid potential disclosure of confidential compensation of one employee.

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

NOTE 3. NET SALES

The following table presents the disaggregation of net sales by revenue recognition model (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
Net Sales:
Over-time revenue recognition	$149	$41	$625	$89
Point-in-time revenue recognition	18,514	16,752	36,569	31,597
Total net sales	$18,663	$16,793	$37,194	$31,686

The timing of revenue recognition, billings, and cash collections results in billed accounts receivables, unbilled receivables (presented as deferred costs on our condensed consolidated balance sheets), and customer advances and deposits (presented as deferred revenue on our condensed consolidated balance sheets), where applicable. Amounts are generally billed as work progresses in accordance with agreed upon milestones. The over-time revenue recognition model consists of non-recurring engineering (“NRE”) and prototype services and typically relates to NRE services related to the evaluation, design, or customization of a medical device and is typically recognized over time utilizing an input measure of progress based on costs incurred compared to the estimated total costs upon completion. During the three and six months ended December 31, 2025, we recorded $0 and $80,000, respectively, of revenue that had been included in deferred revenue in the prior year. During the three and six months ended December 31, 2024, we recorded $0 and $14,000, respectively, of revenue that had been included in deferred revenue in the prior year. The revenue recognized from contract liabilities consisted of satisfying our performance obligations during the normal course of business. As of December 31, 2025 and 2024, we had deferred revenue of $163,000 and $0, respectively.

PRO-DEX, INC. AND SUBSIDIARY NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following tables summarize our contract assets and liability balances (in thousands):

	As of and for the Three Months Ended December 31,		As of and for the Six Months Ended December 31,
	2025	2024	2025	2024
Contract assets beginning balance	$32	$211	$24	$262
Expenses incurred during the year	146	40	230	97
Amounts reclassified to cost of sales	(4)	(99)	(80)	(201)
Amounts allocated to discounts for standalone selling price	—	—	—	(6)
Contract assets ending balance	$174	$152	$174	$152

	As of and for the Three Months Ended December 31,		As of and for the Six Months Ended December 31,
	2025	2024	2025	2024
Contract liabilities beginning balance	$122	$—	$202	$14
Payments received from customers	41	—	41	—
Amounts reclassified to revenue	—	—	(80)	(14)
Contract liabilities ending balance	$163	$—	$163	$—

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

Level 2 – applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by observable market data. At December 31, 2025 and June 30, 2025, we categorized our investments in marketable equity securities as Level 2 assets.

Level 3 – applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities. We held no Level 3 assets or liabilities at December 31, 2025 or June 30, 2025.

PRO-DEX, INC. AND SUBSIDIARY NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following tables summarize the fair value measurements within the fair value hierarchy of our financial instruments (in thousands):

	Fair Value Measurement at December 31, 2025
	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash equivalents	$5,273	—	$—	5,273
Marketable equity securities – short-term	—	864	—	864
Marketable equity securities – long-term	—	135	—	135
Total	$5,273	999	$—	6,272

	Fair Value Measurement at June 30, 2025
	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash equivalents	$33	—	$—	33
Marketable equity securities – short-term	—	6,740	—	6,740
Marketable equity securities – long-term	—	148	—	148
Total	$33	6,888	$—	6,921

Investments at December 31, 2025 and June 30, 2025 had an aggregate cost basis of $1.4 million and $3.5 million, respectively. Both short-term and long-term marketable equity securities include equity securities of public companies that are thinly traded. We classified certain investments as long-term in nature because if we decide to sell these securities, we may not be able to sell our position within one year. At December 31, 2025, the investments included unrealized losses of $402,000. At June 30, 2025, the investments included net unrealized gains of $3.3 million (gross unrealized gains of $3.5 million offset by gross unrealized losses of $213,000).

Of the total marketable equity securities at December 31, 2025 and June 30, 2025, $864,000 and $1,040,000, respectively, represent an investment in the common stock of Air T, Inc. Two of our Board members are also board members of Air T, Inc. and both either individually or through affiliates, own an equity interest in Air T, Inc. Our Chairman, one of the two Board members aforementioned, also serves as the Chief Executive Officer and Chairman of Air T, Inc. Another of our Board members is employed by Air T, Inc. as its Chief of Staff. The shares were purchased through 10b5-1 Plans, that, in accordance with our internal policies regarding the approval of related-party transactions, were approved by our then three Board members that are not affiliated with Air T, Inc.

On October 7, 2025, Zimmer Biomet Holdings, Inc. (“Zimmer Biomet”) announced that it had completed its acquisition of Monogram and soon after the announcement we received $4.04 per share in cash for each of the 2,212,378 common shares we owned of Monogram prior to the close of the acquisition, for total proceeds of $8.9 million. Accordingly, in our second quarter of fiscal 2026, we recorded a realized gain in the amount of $6.8 million. In addition, we received 2,212,378 non-tradeable contingent value rights (“CVR’s”) payable in cash to us if Monogram completes five milestones related to proof-of concept, FDA 510(k) approval, and specific revenue milestones. The CVR payments, if earned, will range in value from $1.04 to $3.43 per CVR for a total amount of $12.37 should all milestones be attained. There is no guarantee or assurance that any milestones will be achieved.

PRO-DEX, INC. AND SUBSIDIARY NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

We will record an additional gain upon receipt of CVR payments, if made. As disclosed previously, in conjunction with making our original investment in Monogram during fiscal 2017, we were granted the exclusive right to develop, engineer, manufacture and supply certain products on its behalf. Those rights were transferred in connection with Zimmer Biomet’s acquisition of Monogram and remain in effect post-acquisition. We made this investment in the hope that it could generate meaningful additional revenue which has yet to occur but may be more likely to occur in the future because Zimmer Biomet has more financial resources to assist with commercialization of Monogram’s products. However, there is no guarantee or assurance as to the amount of revenue, if any, that we may ultimately recognize from our exclusive right to develop, engineer, manufacture and supply certain products for Monogram.

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

NOTE 5. COMPOSITION OF CERTAIN FINANCIAL STATEMENT ITEMS

Inventory

Inventory is stated at the lower of cost (first-in, first-out) or net realizable value and consists of the following (in thousands):

	December 31, 2025	June 30, 2025
Raw materials/purchased components	$10,184	$10,397
Work in process	6,810	7,422
Sub-assemblies/finished components	3,901	2,874
Finished goods	815	1,520
Total inventory	$21,710	$22,213

Intangibles

Intangibles consist of the following (in thousands):

	December 31, 2025	June 30, 2025
Patent-related costs	$208	$208
Less: accumulated amortization	(196)	(182)
	$12	$26

Patent-related costs consist of legal fees incurred in connection with both patent applications and a patent issuance and will be amortized over the estimated life of the product(s) that is or will be utilizing the technology, or expensed immediately in the event the patent office denies the issuance of the patent. These intangible assets are expected to be fully expensed this fiscal year.

PRO-DEX, INC. AND SUBSIDIARY NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 6. WARRANTY

Our warranty accrual is based on historical costs of warranty repairs and expected future identifiable warranty expenses and is included in accrued liabilities in the accompanying condensed consolidated balance sheets. As of December 31, 2025 and June 30, 2025, the warranty reserve amounted to $370,000 and $357,000, respectively. Warranty expenses are included in cost of sales in the accompanying condensed consolidated statements of income. Changes in estimates to previously established warranty accruals result from current period updates to assumptions regarding repair costs and warranty return rates and are included in current period warranty expense.

Information regarding the accrual for warranty costs for the three and six months ended December 31, 2025 and 2024, are as follows (in thousands):

	As of and for the Three Months Ended December 31,		As of and for the Six Months Ended December 31,
	2025	2024	2025	2024
Beginning balance	$379	$300	$357	$277
Accruals during the period	54	$48	$139	$138
Changes in estimates of prior period warranty accruals	(9)	(7)	(38)	(25)
Warranty amortization	(54)	(29)	(88)	(78)
Ending balance	$370	$312	$370	$312

NOTE 7. NET INCOME PER SHARE

We calculate basic net income per share by dividing net income by the weighted-average number of common shares outstanding during the reporting period. Diluted income per share reflects the effects of potentially dilutive securities, which consist of outstanding stock options, restricted shares and performance awards.

The following table presents reconciliations of the numerators and denominators of the basic and diluted earnings per share computations. In the tables below, net income amounts represent the numerator, and weighted average shares outstanding amounts represent the denominator (in thousands, except per share amounts):

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
Basic:
Net income	$2,187	$2,040	$6,867	$4,506
Weighted average shares outstanding	3,249	3,261	3,256	3,314
Basic income per share	$0.67	$0.63	$2.11	$1.36
Diluted:
Net income	$2,187	$2,040	$6,867	$4,506
Weighted average shares outstanding	3,249	3,261	3,256	3,314
Effect of dilutive securities	55	76	62	65
Weighted average shares used in calculation of diluted earnings per share	3,304	3,337	3,318	3,379
Diluted income per share	$0.66	$0.61	$2.07	$1.33

PRO-DEX, INC. AND SUBSIDIARY NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Significant management judgment is required in determining our provision for income taxes and the recoverability of our deferred tax assets. Such determination is based primarily on our historical taxable income, with some consideration given to our estimates of future taxable income by jurisdictions in which we operate and the period over which our deferred tax assets would be recoverable. Our deferred tax asset is net of a valuation allowance in the gross amount of $90,000 as of December 31, 2025 and June 30, 2025.

We recognize accrued interest and penalties related to unrecognized tax benefits when applicable. The effective tax rate for the three months ended December 31, 2025, and 2024 was 25% and 21%, respectively. The effective tax rate for the six months ended December 31, 2025, and 2024 was 25% and 24%, respectively. The effective tax rate in fiscal 2026 is slightly higher than the prior fiscal year due to a prior year windfall related to vesting of employee performance awards that did not recur in fiscal 2026.

We are subject to U.S. federal income tax, as well as various state jurisdictions. Our U.S. federal income taxes are currently open to audit under the statute of limitations by the Internal Revenue Service for the fiscal years ended June 30, 2022 and later.  However, because of our prior net operating losses and research credit carryovers, our tax years from June 30, 2020 and after are open to audit. We do not anticipate a significant change to the total amount of unrecognized tax benefits within the next 12 months.

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

NOTE 9. SHARE-BASED COMPENSATION

Our 2016 Equity Incentive Plan provides for the award of up to 1,500,000 shares of our common stock in the form of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted shares, restricted stock units, performance awards, and other stock-based awards. As of December 31, 2025, performance awards for 200,000 shares of common stock, non-qualified stock options for 372,000 shares of common stock, and 33,500 restricted shares of common stock have been granted under the 2016 Equity Incentive Plan.

Performance Awards

During both the three months ended December 31, 2025, and 2024, we recorded share-based compensation expense of $7,000 related to outstanding performance awards. During both the six months ended December 31, 2025, and 2024, we recorded share-based compensation expense of $14,000 related to outstanding performance awards. On December 31, 2025, there was approximately $14,000 of unrecognized compensation cost related to non-vested performance awards, which is expected to be expensed over a weighted-average period of six months.

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

PRO-DEX, INC. AND SUBSIDIARY NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Non-Qualified Stock Options

In December 2020, the Compensation Committee granted non-qualified stock options for 310,000 shares of common stock to our directors and certain employees under the 2016 Equity Incentive Plan. The vesting of these stock options is tied to the completion of service periods that range from 18 months to 10.5 years from the date of grant and the achievement of our common stock trading at certain pre-determined prices. The weighted average fair value of the stock option awards granted in fiscal 2021 was $16.72, calculated using a Monte Carlo simulation. During both the three months ended December 31, 2025 and 2024, we recorded compensation expense of $104,000 related to these options. During both the six months ended December 31, 2025 and 2024, we recorded compensation expense of $208,000 related to these options. As of December 31, 2025, 26,250 of these stock options have vested, 126,250 have been forfeited either due to termination or our stock price not attaining the pre-determined price, and 157,500 remain outstanding and unvested and there was approximately $937,000 of unrecognized compensation cost related to the non-vested stock options.

Restricted Shares

In November 2024, the Compensation Committee awarded 18,000 restricted shares of common stock to our directors and certain employees under the 2016 Equity Incentive Plan. The shares vest ratably over five years from the date of grant. The fair value of the restricted shares on the date of grant was $857,000, based upon the closing price of our common stock on the date of grant. During the second quarter of fiscal 2026, 3,600 shares were vested and 872 shares were forfeited by employees to pay their individual withholding taxes and therefore we issued 2,728 shares of common stock and paid $27,000 of participant-related payroll tax liabilities.

In November 2025, the Compensation Committee awarded 15,500 restricted shares of common stock to our directors and certain employees under the 2016 Equity Incentive Plan. The shares vest ratably over five years from the date of grant. The fair value of the restricted shares on the date of grant was $478,000, based upon the closing price of our common stock on the date of grant.

During the three months ended December 31, 2025 and 2024, we recorded compensation expense of $53,000 and $19,000, respectively, related to these restricted shares. During the six months ended December 31, 2025 and 2024, we recorded compensation expense of $96,000 and $19,000, respectively, related to these restricted shares. As of December 31, 2025, there was approximately $1.1 million of unrecognized compensation cost related to these restricted shares.

Employee Stock Purchase Plan

In September 2014, our Board approved the establishment of an Employee Stock Purchase Plan (the “ESPP”) and reserved 704,715 shares of our common stock for issuance pursuant to the ESPP. The ESPP conforms to the provisions of Section 423 of the Internal Revenue Code, has coterminous offering and purchase periods of six months, and bases the pricing to purchase shares of our common stock on a formula so as to result in a per-share purchase price that approximates a 15% discount from the market price of a share of our common stock at either the beginning or the end of the purchase period, whichever is lower. The ESPP was approved by our shareholders at our 2014 Annual Meeting. An amendment to the ESPP to extend its term for an additional ten years (through 2035) was approved by our Board in October 2023 and by our shareholders at our 2023 Annual Meeting.

During the three months ended December 31, 2025 and 2024, we did not record any share-based compensation expense relating to the ESPP, due to the fact that no six-month offering period ended during either quarter. During the six months ended December 31, 2025 and 2024, 961 and 940 shares of our common stock were purchased under the ESPP, respectively, and allocated to employees based upon their contributions at prices of $42.34 and $16.22, respectively, per share. On a cumulative basis, since the inception of the ESPP, employees have purchased a total of 38,056 shares of our common stock. During the six months ended December 31, 2025 and 2024, we recorded share-based compensation expense in the amount of $7,000 and $3,000, respectively, relating to the ESPP.

PRO-DEX, INC. AND SUBSIDIARY NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 10. MAJOR CUSTOMERS AND SUPPLIERS

Information with respect to customers that accounted for sales in excess of 10% of our total sales in either of the three-month or the six-month periods ended December 31, 2025 and 2024, is as follows (in thousands, except percentages):

	Three Months Ended December 31,
	2025		2024
	Amount	Percent of Total	Amount	Percent of Total

Net sales	$18,663	100%	$16,793	100%

Customer concentration:
Customer 1	$14,759	79%	$13,515	80%
Customer 2	1,686	9%	1,784	11%
Total	$16,445	88%	$15,299	91%

	Six Months Ended December 31,
	2025		2024
	Amount	Percent of Total	Amount	Percent of Total

Net sales	$37,194	100%	$31,686	100%

Customer concentration:
Customer 1	29,259	79%	24,892	79%
Customer 2	3,521	9%	3,621	11%
Total	$32,780	88%	$28,513	90%

Information with respect to accounts receivable from those customers that comprised more than 10% of our gross accounts receivable at either December 31, 2025 or June 30, 2025, is as follows (in thousands, except percentages):

	December 31, 2025		June 30, 2025
Total gross accounts receivable	$17,902	100%	$16,433	100%

Customer concentration:
Customer 1	$14,632	82%	$11,895	72%
Customer 2	1,989	11%	2,768	17%
Total.	$16,621	93%	$14,663	89%

PRO-DEX, INC. AND SUBSIDIARY NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

During the three and six months ended December 31, 2025 and 2024, we had three suppliers that accounted for 10% or more of total inventory purchases. Information with respect to suppliers that accounted for in excess of 10% of our inventory purchases in either of the three-month or the six-month periods ended December 31, 2025 and 2024, is as follows (in thousands, except percentages):

	Three Months Ended December 31,
	2025		2024
	Amount	Percent of Total	Amount	Percent of Total

Total Inventory purchases	$6,918	100%	$7,319	100%

Supplier concentration:
Supplier 1	$1,395	20%	$1,797	25%
Supplier 2	1,144	16%	875	12%
Supplier 3	868	13%	992	13%
Total	$3,407	49%	$3,664	50%

	Six Months Ended December 31,
	2025		2024
	Amount	Percent of Total	Amount	Percent of Total

Total inventory purchases	$13,297	100%	$13,064	100%

Supplier concentration:
Supplier 1	1,836	14%	3,189	24%
Supplier 2	2,045	15%	1,424	11%
Supplier 3	2,027	15%	1,715	13%
Total	$5,908	44%	$6,328	48%

Information with respect to accounts payable due to those suppliers that comprised more than 10% of our inventory purchases at either December 31, 2025 or June 30, 2025, is as follows (in thousands, except percentages):

	December 31, 2025		June 30, 2025
Total accounts payable	$4,111	100%	$4,614	100%

Supplier concentration:
Supplier 1	$1,650	40%	$735	16%
Supplier 2	501	12%	1,016	22%
Supplier 3	92	2%	298	6%
Total.	$2,243	54%	$2,049	44%

PRO-DEX, INC. AND SUBSIDIARY NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 11. NOTES PAYABLE AND FINANCING TRANSACTIONS

UMB BANK, N.A. (“UMB”)

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

The balance on our outstanding loans (in thousands) is as follows (exclusive of unamortized loan fees):

	December 31, 2025	June 30, 2025
Notes Payable:
Term Loan A	$2,261	$2,795
Term Loan B	337	416
Term Loan C	3,667	4,167
Property Loan	4,242	4,347
Amended Revolving Loan	—	3,706
Total notes payable	$10,507	$15,431

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

Any payment on Term Loan A, Term Loan B, Term Loan C, the Property Loan, or Amended Revolving Loan (collectively, the “Loans”) not made within seven days after the due date is subject to a late payment fee equal to 5% of the overdue amount. Upon the occurrence and during the continuance of an event of default, the interest rate of all Loans will be increased by 3% and UMB may, at its option, declare all of the Loans immediately due and payable in full. The Loans are secured by substantially all of the Company’s assets pursuant to a Security Agreement entered into on September 6, 2018, between the Company and UMB. The Property Loan is secured by the Franklin Property pursuant to a Deed of Trust with Assignment of Leases and Rents, Security Agreement and Fixture Filing in favor of UMB and by an assignment of Leases and Rents by PDEX Franklin in favor of UMB (collectively, the “Property Loan Security Agreements”).

The Amended Credit Agreement, Amended Security Agreement, Property Loan Security Agreement, Term Note A, Term Note B, Term Note C, Property Note, and Amended Revolving Note contain representations and warranties, affirmative, negative and financial covenants, and events of default that are customary for loans of this type. We believe that we are in compliance with all of our debt covenants as of December 31, 2025, but there can be no assurance that we will remain in compliance for the duration of the term of the Loans.

PRO-DEX, INC. AND SUBSIDIARY NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 12. COMMON STOCK

Share Repurchase Program

In December 2019, our Board approved a new share repurchase program authorizing us to repurchase up to one million shares of our common stock, as the prior repurchase plan authorized by our Board in 2013 was nearing completion. In accordance with, and as part of, these share repurchase programs, our Board approved the adoption of several prearranged share repurchase plans intended to qualify for the safe harbor provided by Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (“10b5-1 Plan” or “Plan”). During both the three and six months ended December 31, 2025, we repurchased 55,000 shares at an aggregate cost, inclusive of fees under the Plan, of $2.2 million. During the three and six months ended December 31, 2024, we repurchased 38,172 and 130,148 shares, respectively, at an aggregate cost, inclusive of fees under the Plan, of $1.2 million and $3.5 million, respectively. On a cumulative basis, since implementation of the share repurchase program in 2013, we have repurchased a total of 1,566,497 shares under the share repurchase program at an aggregate cost, inclusive of fees, of $26.4 million. All repurchases under the 10b5-1 Plans were administered through an independent broker.

As of December 31, 2025, our cumulative stock repurchases have exceeded our recorded value of common stock, and the excess has been reflected as a shareholder distribution, reducing our consolidated retained earnings.

NOTE 13. LEASES

Our operating lease right-of-use asset and long-term liability are presented separately on our condensed consolidated balance sheets. The current portion of our operating lease liability as of December 31, 2025, in the amount of $520,000, is presented within accrued liabilities on the condensed consolidated balance sheets.

As of December 31, 2025, our operating lease has a remaining lease term of one year and nine months and an imputed interest rate of 5.53%. Cash paid for base rent amounts included in the lease liability for the three and six months ended December 31, 2025 totaled $139,000 and $273,000, respectively, and for the three and six months ended December 31, 2024 totaled $135,000 and $265,000, respectively.

As of December 31, 2025, the maturity of our lease liability is as follows (in thousands):

Operating Lease
Fiscal Year:
2026	277
2027	567
2028	143
Total lease payments	987
Less imputed interest:	(48)
Total	$939

PRO-DEX, INC. AND SUBSIDIARY NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

COMPANY OVERVIEW

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of the results of operations and financial condition of Pro-Dex, Inc. (“Company,” “Pro-Dex,” “we,” “our,” or “us”) for the three-month and six-month periods ended December 31, 2025 and 2024. This discussion should be read in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this report. This report contains certain forward-looking statements and information. The cautionary statements included herein should be read as being applicable to all related forward-looking statements wherever they may appear. Our actual future results could differ materially from those discussed herein.

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

We specialize in the design, development, and manufacture of autoclavable, battery-powered, and electric, multi-function surgical drivers and shavers used primarily in the orthopedic, thoracic, and maxocranial facial (“CMF”) markets. We have patented adaptive torque-limiting software and proprietary sealing solutions that appeal to our customers, primarily medical device distributors. Additionally, we provide engineering, quality, and regulatory consulting services to our customers. We also manufacture and sell rotary air motors to a wide range of industries; however, these motors compromise a de minimis portion of our business.

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

Basis of Presentation

The condensed consolidated results of operations presented in this report are not audited and are not necessarily indicative of the results to be expected for the entirety of the fiscal year ending June 30, 2026, or any other interim period during such fiscal year. Our fiscal year ends on June 30 and our fiscal quarters end on September 30, December 31, and March 31. Unless otherwise stated, all dates refer to our fiscal year and those fiscal quarters.

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used or changes in the accounting estimate that are reasonably likely to occur could materially change the financial statements. Management believes that there have been no significant changes during the three and six months ended December 31, 2025 to the items that we disclosed as our critical accounting policies in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended June 30, 2025.

Business Strategy and Future Plans

Our business today is almost entirely driven by sales of our medical devices. Many of our significant customers place purchase orders for specific products that were developed under various development and/or supply agreements. Our customers may request that we design and manufacture a custom surgical device or they may hire us as a contract manufacturer to manufacture a product of their own design. In either case, we have extensive experience with autoclavable, battery-powered, and electric, multi-function surgical drivers and shavers. We continue to focus a significant percentage of our time and resources on providing outstanding products and service to our valued principal customers. During the second quarter of fiscal 2026, our largest customer executed an amendment to our existing supply agreement such that we shall continue to supply their surgical handpieces to them through calendar 2028. We are actively pursuing the acquisition of one of our significant suppliers to help meet the increased demand as a result of this contract extension.

We are also working to build top-line sales through active proposals of new medical device products with new and existing customers. Our patented adaptive torque-limiting software has been very well received in the CMF and thoracic markets. Additionally, our latest Pro-Dex branded product, the Helios driver for CMF applications, featuring our adaptive torque-limiting software, is expected to be released for production later this fiscal year. While we have had interest in this product, there is no guarantee that our existing customers or new customers will purchase this new driver.

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

Description of Business Operations

Revenue

The majority of our revenue is derived from designing, developing, and manufacturing surgical devices for the medical device industry. The proportion of total sales by type is as follows (in thousands, except percentages):

	Three Months Ended December 31,				Six Months Ended December 31,
	2025		2024		2025		2024
		% of Revenue		% of Revenue		% of Revenue		% of Revenue
Net sales:
Medical device products	$15,172	81%	$12,232	73%	$29,554	79%	$22,144	70%
Industrial and scientific	191	1%	167	1%	363	1%	311	1%
NRE & Prototype	149	1%	41	—	625	2%	89	—
Repairs	3,147	17%	4,862	29%	6,977	19%	9,998	32%
Discounts and other	4	—	(509)	(3%)	(325)	(1%)	(856)	(3%)
	$18,663	100%	$16,793	100%	$37,194	100%	$31,686	100%

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

	Three Months Ended December 31,				Six Months Ended December 31,
	2025		2024		2025		2024
		% of Total		% of Total		% of Total		% of Total
Medical device sales:
Orthopedic	$11,884	78%	$9,330	76%	$22,938	78%	$16,024	72%
CMF	3,105	21%	1,839	15%	5,933	20%	4,041	18%
Thoracic	183	1%	1,063	9%	683	2%	2,079	10%
Total	$15,172	100%	$12,232	100%	$29,554	100%	$22,144	100%

Sales of our medical device products increased $2.9 million, or 24%, for the three months ended December 31, 2025, and increased $7.4 million, or 33%, for the six months ended December 31, 2025, compared to the corresponding periods of the prior fiscal year. Our orthopedic sales increased $2.6 million, or 27%, and $6.9 million, or 43%, respectively, for the three and six months ended December 31, 2025 compared to the corresponding period of the prior fiscal year, due primarily to the launch of our largest customer’s next generation handpiece. We expect to see similar increases in orthopedic sales for at least the remainder of this fiscal year. Recurring revenue from CMF drivers increased $1.3 million, or 69%, and $1.9 or 47%, respectively for the three and six months ended December 31, 2025 compared to the corresponding period of the prior fiscal year. Our thoracic sales decreased $880,000, or 83% and $1.4 million or 67%, respectively for the three and six months ended December 31, 2025 compared to the corresponding period of the prior fiscal year. While we do not have much visibility into our customers’ distribution networks, this level of change in thoracic and CMF sales (whether an increase or decrease) is not uncommon and fluctuations occur based upon our customers’ required inventory levels.

Sales of our compact pneumatic air motors, reported as “Industrial and scientific” sales above, increased $24,000, or 14%, and $52,000, or 17%, respectively, for the three and six months ended December 31, 2025, compared to the corresponding periods of the prior fiscal year. These are legacy products with no substantive marketing efforts and, as such, expect to see continued minimal revenue from these products in the future. Our non-recurring (“NRE”) and proto-type revenue increased $108,000, or 263%, and $536,000, or 602%, respectively, for the three and six months ended December 31, 2025, compared to the corresponding periods of the prior fiscal year, due to an increase in billable contracts for various NRE projects undertaken for our customers.

Repair revenue decreased $1.7 million, or 35%, and $3.0 million, or 30%, respectively, for the three and six months ended December 31, 2025, compared to the corresponding periods of the prior fiscal year, due to fewer repairs of the legacy orthopedic handpiece we sell to our largest customer. While we do not have much visibility into our largest customer’s distribution networks, they may be reducing repairs of legacy handpieces in favor of replacing them with the next generation handpiece, in which case we may continue to experience future declines in repair revenue.

At December 31, 2025, we had a backlog of approximately $37.4 million, of which $32.5 million is scheduled to be delivered in fiscal 2026 and the balance is scheduled to be delivered the following fiscal year. Our backlog represents firm purchase orders received and acknowledged from our customers and does not include all revenue expected to be generated from existing customer contracts. We may experience variability in our new order bookings due to various reasons, including, but not limited to, the timing of major new product launches and customer planned inventory builds. However, we do not typically experience seasonal fluctuations in our shipments and revenues.

Cost of Sales and Gross Margin
(in thousands except percentages)

	Three Months Ended December 31,				Six Months Ended December 31,
	2025		2024		2025		2024
		% of Total		% of Total		% of Total		% of Total
Cost of sales:
Product cost	$11,810	91%	$10,680	91%	$24,218	93%	$19,802	92%
Under(over)-absorption of manufacturing costs	876	7%	1,008	9%	1,495	6%	1,559	7%
Inventory and warranty charges	234	2%	33	—	370	1%	103	1%
Total cost of sales	$12,920	100%	$11,721	100%	$26,083	100%	$21,464	100%

	Three Months Ended December 31,		Six Months Ended December 31,		Year over Year ppt Change
	2025	2024	2025	2024	Three Months	Six Months

Gross margin	31%	30%	30%	32%	1	(2)

Cost of sales for the three and six months ended December 31, 2025, increased $1.2 million, or 10%, and $4.6 million, or 21%, respectively, compared to the corresponding periods of the prior fiscal year. The increase in cost of sales is consistent with the 11% and 17% increase in revenue for the three and six months ended December 31, 2025, respectively, compared to the corresponding periods of the prior fiscal year. Additionally, under-absorption for the three and six months ended December 31, 2025, decreased $132,000 and $64,000, respectively, compared to the corresponding periods of the prior fiscal year. Inventory and warranty charges for the three and six months ended December 31, 2025, increased $201,000, or 609%, and $267,000 or 259%, respectively, compared to the corresponding periods of the prior fiscal year, primarily due to an increase in inventory reserves.

Gross profit increased by $671,000, or 13%, and $889,000, or 9%, for the three and six months ended December 31, 2025, respectively, compared to the corresponding periods of the prior fiscal year. Gross margin as a percentage of sales for the three months ended December 31, 2025, increased 1 percentage point, and for the six months ended December 31, 2025, decreased 2 percentage points, compared to the corresponding periods of the prior fiscal year.

Operating Expenses

Operating Costs and Expenses
(in thousands except % change)

	Three Months Ended December 31,				Six Months Ended December 31,				Year over Year % Change
	2025		2024		2025		2024		Three Months	Six Months
		% of Net Sales		% of Net Sales		% of Net Sales		% of Net Sales
Operating expenses:
Selling expenses	$39	—	$49	—	$112	—	$98	—	(20%)	14%
General and administrative expenses	1,711	9%	1,389	8%	3,129	9%	2,635	8%	23%	19%
Research and development costs	734	4%	942	6%	1,502	4%	1,784	6%	(22%)	(16%)
	$2,484	13%	$2,380	14%	$4,743	13%	$4,517	14%	4%	5%

Selling expenses consist of salaries and other personnel-related expenses for our business development department, as well as advertising and marketing expenses, and travel and related costs incurred in generating and maintaining our customer relationships. Selling expenses for the three months ended December 31, 2025 decreased $10,000 compared to the corresponding periods of fiscal 2025. Selling expenses for the six months ended December 31, 2025 increased $14,000 compared to the corresponding periods of fiscal 2025.

General and administrative expenses (“G&A”) consists of salaries and other personnel-related expenses of our accounting, finance, facilities, and human resource personnel, as well as costs for outsourced information technology services, professional fees, directors’ fees, and other costs and expenses attributable to being a public company. G&A expenses increased $322,000 and $494,000, respectively, during the three and six months ended December 31, 2025, when compared to the corresponding periods of the prior fiscal year. The increases relates primarily to a $225,000 bonus earned and paid to the Company’s Chief Executive Officer in the second quarter of fiscal 2026 as well as an overall increase in personnel costs and consulting fees related to the potential acquisition of one of our significant suppliers that we are currently pursuing.

Research and development costs generally consist of salaries, employer paid benefits, and other personnel- related costs of our engineering and support personnel, as well as allocated facility and information technology costs, professional and consulting fees, patent-related fees, lab costs, materials, and travel and related costs incurred in the development and support of our products. Research and development costs for the three and six months ended December 31, 2025, decreased $208,000 and $282,000, respectively, compared to the corresponding periods of the prior fiscal year. The decrease for the three months ended December 31, 2025, compared to the comparable period of the prior year is primarily related to an increase in billable project expenses of $64,000, a decrease in internal project expenses of $55,000, as well as decreases in recruiting fees of $13,000 and legal fees related to our intellectual property of $51,000. The decrease for the six months ended December 31, 2025, compared to the comparable period of the prior year is primarily related to a decrease in recruiting fees of $78,000, a decrease in internal project costs of $117,000, an increase in billable project expenses of $65,000 and a decrease in legal fees related to our intellectual property of $70,000. When our engineers are engaged in billable projects as opposed to internal projects, costs get shifted to cost of sales instead of research and development. While we are currently in development on two internal projects, project expenses for the periods presented in this report are not material.

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

Other Income (Expense), net

Interest and Other Income

Interest income for the three and six months ended December 31, 2025, and 2024 includes interest and dividends from our money market accounts and investment portfolio.

Gain (Loss) on Investments

During the second quarter of fiscal 2026 Zimmer Biomet Holdings, Inc. acquired Monogram Technologies, Inc. (“Monogram”) and we received $4.04 in cash for each of the 2,212,378 common shares that we owned of Monogram prior to the close of the acquisition. Accordingly, we realized a gain in the amount of $6.8 million related to this investment described more fully in Note 4 to the condensed consolidated financial statements contained elsewhere in this report.  During the three months ended December 31, 2025, we also reversed the previously recorded unrealized gain related to Monogram in the amount of $6.8 million, which fully offset the realized gain.  In addition, we have also recorded unrealized gains and losses on our investment portfolio for the three and six months ended December 31, 2025 and 2024. All of our investments are recorded at estimated fair value as of December 31, 2025, and relate to common stock of publicly traded companies whose stock price is subject to significant volatility.

Interest Expense

Interest expense consists primarily of interest expense related to our UMB Bank (“UMB”) loans described more fully in Note 11 to the condensed consolidated financial statements contained elsewhere in this report.

Income Tax Expense

The effective tax rate for the three months ended December 31, 2025, and 2024 was 25% and 21%, respectively. The effective tax rate for the six months ended December 31, 2025, and 2024 is 25% and 24%, respectively. The effective tax rate is slightly higher in fiscal 2026 than the prior year due to a windfall related to vesting of performance awards in fiscal 2025 that did not recur during the current fiscal year.

Liquidity and Capital Resources

Cash and cash equivalents at December 31, 2025 increased $7.5 million to $8.0 million as compared to $419,000 at June 30, 2025. The following table includes a summary of our condensed statements of cash flows contained elsewhere in this report.

	As of and For the Six Months Ended December 31,
	2025	2024
	(in thousands)
Cash provided by (used in):
Operating activities	$5,882	$(2,263)
Investing activities	$8,770	$(973)
Financing activities	$(7,118)	$671

Cash and Working Capital:
Cash and cash equivalents	$7,953	$66
Working Capital	$36,985	$27,161

Operating Activities

Net cash provided by operating activities was $5.9 million for the six months ended December 31, 2025, primarily due to our net income of $6.9 million plus non-cash depreciation and share-based compensation of $625,000 and $325,000, respectively, less the net gains on marketable equity investments of $3.0 million. Additionally, income taxes payable increased by $1.8 million and inventory decreased by $503,000. Offsetting these cash inflows, our accounts receivable increased by $1.5 million consistent with increased revenue in fiscal 2026 compared to fiscal 2025.

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

Investing Activities

Net cash generated from investing activities was $8.8 million and relates primarily to the proceeds received from our Monogram investment, more fully described in Note 4 to the condensed consolidated financial statements contained elsewhere in this report.

Net cash used in investing activities for the six months ended December 31, 2024 was $973,000 and related mostly to equipment purchases for our machine shop, assembly, and inspection.

Financing Activities

Net cash used in financing activities for the six months ended December 31, 2025, totaled $7.1 million and related primarily to the net principal payments of $4.9 million on our loans from UMB more fully described in Note 11 to the condensed consolidated financial statements contained elsewhere in this report, as well as repurchase of 55,000 shares of our common stock pursuant to our share repurchase program in the amount of $2.2 million.

Net cash provided by financing activities for the six months ended December 31, 2024, included net borrowings in the amount of $4.5 million primarily related to the Term Loan C described in Note 11 the condensed consolidated financial statements contained elsewhere in this report, offset by the repurchase of $3.5 million of our common stock pursuant to our share repurchase program, as well as $305,000 of employee payroll taxes related to shares of common stock issued to employees under previously granted performance awards and nonqualified stock options.

Financing Facilities & Liquidity Requirements for the Next Twelve Months

As of December 31, 2025, our working capital was $37.0 million. We currently believe that our existing cash and cash equivalents coupled with our accounts receivable balances as well as our expected cash flows from operations will provide us with sufficient funds to satisfy our cash requirements as our business is currently conducted for at least the next 12 months.

We are focused on maximizing our working capital by monitoring expenses, identifying cost savings, and investing only in those development programs and products that we believe will most likely contribute to our profitability. As we execute on our current strategy, however, we may require debt and/or equity capital to fund our working capital needs and requirements for capital equipment to support our manufacturing, assembly, and inspection processes. In particular, we have experienced negative operating cash flow in the past, especially as we procure long-lead time materials to satisfy our backlog, which can be subject to extensive variability. We believe that if we need additional capital to fund our operations, we can borrow against our revolving loan with UMB which has an available balance of $11.0 million as of December 31, 2025.

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

In accordance with SEC rules, an evaluation was performed under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer of the effectiveness, as of December 31, 2025, of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). “Internal control over financial reporting” includes those policies and procedures that:

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

Based on that evaluation as of December 31, 2025, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective.

 Internal Control over Financial Reporting

During the three months ended December 31, 2025, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 1A. RISK FACTORS

Our business, future financial condition and results of operations are subject to a number of factors, risks and uncertainties, which are disclosed in Item 1A, entitled “Risk Factors” in Part I of our Annual Report on Form 10-K for our fiscal year ended June 30, 2025, as well as any amendments thereto or additions and changes thereto contained in this quarterly report on Form 10-Q for the quarter ended December 31, 2025. Additional information regarding some of those risks and uncertainties is contained in the notes to the condensed financial statements included elsewhere in this report and in Part I, Item 2, of this report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The risks and uncertainties disclosed in our Form 10-K, our quarterly reports on Form 10-Q, and other reports filed with the SEC are not necessarily all of the risks and uncertainties that may affect our business, financial condition and results of operations in the future. There have been no material changes to the risk factors as disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2025.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchases by the Company of its common stock during the quarter ended December 31, 2025 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2025 to October 31, 2025	—	—	—	313,882
November 1, 2025 to November 30, 2025	10,725	$33.34	9,853	304,029
December 1, 2025 to December 31, 2025	45,147	$41.53	45,147	258,882

Shares repurchased during the period of November 1, 2025 to November 30, 2025 include 872 shares withheld to pay individual withholding taxes of employees of the Company in connection with the vesting of the employees’ restricted shares. All other repurchases were made pursuant to the Company’s previously announced repurchase program. For information concerning the Company’s repurchase program, please see the discussion under the caption “Share Repurchase Program” in Note 12 to the condensed consolidated financial statements included elsewhere in this report.

ITEM 5. OTHER INFORMATION

Insider Trading Arrangements and Policies

On November 12, 2025, our Chief Executive Officer, Richard Van Kirk, adopted a “Rule 10b5-1 trading arrangement” as such term is defined in Item 408(a) of Regulations S-K. This trading arrangement is intended to satisfy the Rule 10b5-1 affirmative defense. This trading arrangement commences on February 11, 2026, terminates on November 4, 2027, unless earlier terminated in accordance with its terms, and covers the disposition of up to 20,000 shares of our common stock. The remaining terms of the trading arrangement are confidential. The plan was adopted for diversification of the individual’s portfolio and not for any other purpose. No additional directors or officers informed us of the adoption, modification or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

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

PRO-DEX, INC.

Date: January 29, 2026	/s/ Richard L. Van Kirk
Richard L. Van Kirk Chief Executive Officer (principal executive officer)

Date: January 29, 2026	/s/ Alisha K. Charlton
Alisha K. Charlton Chief Financial Officer (principal financial officer and principal accounting officer)

EXHIBIT INDEX

Exhibit	Description
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

