Form 10-Q
period 2026-03-31
PRO DEX INC
filed 2026-04-30
CIK 788920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
OR
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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock outstanding as of the latest practicable date: 3,192,759 shares of common stock, no par value, as of April 28, 2026.

PRO-DEX, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2026

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PRO-DEX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share amounts)

	March 31, 2026	June 30, 2025
ASSETS
Current Assets:
Cash and cash equivalents	$9,993	$419
Investments	986	6,740
Accounts receivable	19,473	16,433
Deferred costs	40	24
Inventory	22,357	22,213
Income tax receivable	301	1,056
Prepaid expenses and other current assets	560	410
Total current assets	53,710	47,295
Land and building, net	5,991	6,061
Equipment and leasehold improvements, net	5,530	5,153
Right-of-use asset, net	716	1,050
Intangibles, net	712	26
Deferred income taxes, net	1,277	1,415
Investments	456	148
Goodwill	6,525	—
Other assets	60	44
Total assets	$74,977	$61,192

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$5,246	$4,614
Accrued expenses	4,319	3,479
Deferred revenue	144	202
Income taxes payable	736	186
Notes payable	4,191	6,148
Total current liabilities	14,636	14,629
Lease liability, net of current portion	838	685
Notes payable, net of current portion	14,305	9,246
Total non-current liabilities	15,143	9,931
Total liabilities	29,779	24,560
Shareholders’ equity:
Common shares; no par value; 50,000,000 shares authorized; 3,196,611 and 3,261,043 shares issued and outstanding at March 31, 2026 and June 30, 2025, respectively	—	704
Retained earnings	45,198	35,928
Total shareholders’ equity	45,198	36,632
Total liabilities and shareholders’ equity	$74,977	$61,192

The accompanying notes are an integral part of these condensed consolidated financial statements.

PRO-DEX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INCOME STATEMENTS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025

Net sales	$19,949	$17,414	$57,143	$49,099
Cost of sales	13,816	11,616	39,899	33,080
Gross profit	6,133	5,798	17,244	16,019

Operating expenses:
Selling, general and administrative expenses	2,212	1,211	5,454	3,943
Research and development costs	827	947	2,328	2,731
Total operating expenses	3,039	2,158	7,782	6,674

Operating income	3,094	3,640	9,462	9,345
Interest expense	(201)	(246)	(542)	(602)
Gain on equity investments, net	2,394	1,145	5,443	1,655
Interest and other income	53	15	127	61
Income before income taxes	5,340	4,554	14,490	10,459
Provision for income taxes	1,402	1,279	3,685	2,678
Net income	$3,938	$3,275	$10,805	$7,781

Basic and diluted net income per share:
Basic	$1.23	$1.00	$3.34	$2.36
Diluted	$1.20	$0.98	$3.27	$2.31

Weighted average common shares outstanding:
Basic	3,201,480	3,261,043	3,237,761	3,296,744
Diluted	3,269,657	3,337,312	3,302,115	3,366,099
Common shares outstanding	3,196,611	3,261,043	3,196,611	3,261,043

The accompanying notes are an integral part of these condensed consolidated financial statements.

PRO-DEX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

(In thousands)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025
Common shares:
Balance, beginning of period	$—	$366	$704	$3,917
Share-based compensation expense	185	158	511	401
Share repurchases	(600)	—	(2,808)	(3,504)
Shares withheld from common stock issued to pay employee payroll taxes	—	—	(27)	(305)
ESPP shares issued	44	27	85	42
Reclassification of excess share repurchases(1)	371	—	1,535	—
Balance, at end of period	$—	$551	$—	$551

Retained earnings:
Balance, beginning of period	$41,631	$31,456	$35,928	$26,950
Net income	3,938	3,275	10,805	7,781
Shareholder distribution	(371)	—	(1,535)	—
Balance, at end of period	$45,198	$34,731	$45,198	$34,731

Total shareholders’ equity	$45,198	$35,282	$45,198	$35,282

(1)	During the three and nine months ended March 31, 2026, our stock repurchases exceeded the value of cumulative common stock, and the excess has been reflected as a shareholder distribution, reducing our consolidated retained earnings.

The accompanying notes are an integral part of these condensed consolidated financial statements.

PRO-DEX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,805	$7,781
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	988	925
Amortization of loan fees, net	8	16
Share-based compensation	511	401
Gain on equity investments	(5,443)	(1,655)
Non-cash straight-line lease amortization	(62)	(24)
Deferred income taxes	138	—
Credit loss expense (recovery)	18	—
Changes in operating assets and liabilities:
Accounts receivable	(2,233)	(1,974)
Deferred costs	(16)	121
Inventory	731	(8,163)
Prepaid expenses and other assets	(113)	(277)
Accounts payable and accrued expenses	936	1,601
Deferred revenue	(58)	(14)
Income taxes payable	1,305	(247)
Net cash provided by (used in) operating activities	7,515	(1,509)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	(350)	—
Purchase of APM, net of cash acquired	(6,495)	—
Purchases of equipment and improvements	(280)	(1,153)
Proceeds from sale of investments	10,840	1,907
Net cash provided by investing activities	3,715	754

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchases of common stock	(2,808)	(3,504)
Proceeds from exercise of options and ESPP contributions	85	42
Payment of employee payroll taxes on net issuance of common stock	(27)	(305)
Proceeds from notes, net of fees	22,048	12,890
Principal payments on notes payable and revolving loan	(20,954)	(6,526)
Net cash provided by (used in) financing activities	(1,656)	2,597

Net increase in cash and cash equivalents	9,574	1,842
Cash and cash equivalents, beginning of period	419	2,631
Cash and cash equivalents, end of period	$9,993	$4,473

The accompanying notes are an integral part of these condensed consolidated financial statements.

PRO-DEX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

(Unaudited)

(In thousands)

	Nine Months Ended March 31,
	2026	2025
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$508	$573

Cash paid during the period for income taxes by jurisdiction:
Federal income tax payments	$1,850	$2,090
California income tax payments	2	1,100
Indiana income tax payments	90	—
Florida income tax payments	300	—
Total income tax payments	$2,242	$3,190

Non-cash investing and financing activity:
Cashless stock option exercise	$—	$117
Promissory note issued in conjunction with APM acquisition	$2,000	$—

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

Recently Adopted Accounting Standards

In September 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2025-07, Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606), which clarifies the application of derivative accounting to certain contracts and updates the guidance for share-based noncash consideration received from a customer in exchange for goods and services. Specifically, this ASU introduces a scope exception for contracts that are not exchange-traded and whose underlying is tied to operations or activities specific to one of the parties to the contract. It also clarifies the guidance for share-based consideration from a customer. This ASU is effective for fiscal years beginning after December 15, 2026, and interim periods within those annual reporting periods, with early adoption permitted and the option to apply on a prospective or modified retrospective basis. The Company early adopted this ASU on a prospective basis as of July 1, 2025. The Company expects this ASU to reduce the cost and complexity associated with analyzing and applying the derivative guidance to contracts with underlyings based on operations or activities specific to one of the parties of the contract, such as the contingent consideration received in exchange for the Company’s shares of common stock in Monogram Technologies, Inc. (“Monogram”) described more fully in Note 5.

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

In December 2025, the FASB issued ASU 2025-11 Interim Reporting (Topic 270): Narrow-scope Improvements, which clarifies the guidance in Topic 270 to improve the consistency of interim financial reporting. The ASU provides a comprehensive list of required interim disclosures and introduces a disclosure requiring entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. ASU 2025-11 is effective for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2025-11.

No other new accounting pronouncements issued or effective during the fiscal year have, or are expected to have, a material impact on our condensed consolidated financial statements.

Segment Reporting

As of March 31, 2026, we have identified one reportable segment, as our chief operating decision maker (“CODM”), the Company’s Chief Executive Officer, allocates resources, assesses performance, and manages our business as one segment. As our operations are managed at the consolidated level, there are no differences between the measurement of the reportable segment’s profit or loss and our condensed consolidated statement of operations.

PRO-DEX INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

NOTE 2. DESCRIPTION OF BUSINESS

We specialize in the design, development, and manufacture of autoclavable, battery-powered and electric, multi-function surgical drivers and shavers used primarily in the orthopedic, thoracic, and maxocranial facial markets. We have patented adaptive torque-limiting software and proprietary sealing solutions that appeal to our customers, primarily medical device distributors. Additionally, we provide engineering, quality and regulatory consulting services to our customers. We also manufacture and sell rotary air motors to a wide range of industries; however, these motors comprise a de minimis portion of our business, and precision machined parts and assemblies for the aerospace and defense industries through our newly acquired subsidiary Advanced Precision Machining, LLC (“APM”).

In August 2020, we formed a wholly owned subsidiary, PDEX Franklin, LLC (“PDEX Franklin”), to hold title for an approximate 25,000 square foot industrial building in Tustin, California (the “Franklin Property”) that we acquired on November 6, 2020, in order to allow for the continued growth of our business. This subsidiary has no separate operations.

As described more fully in Note 3, in February 2026, we acquired APM, a manufacturer located in Costa Mesa, California. APM manufactures several of our machined sub-assemblies and also manufactures parts and assemblies for the aerospace and defense industries. In addition, it serves as a Prime Contractor for the U.S. Government and therefore maintains registrations under the International Traffic in Arms Regulations (“ITAR”) as well as a Joint Certification Program (“JCP”) certification. The condensed consolidated financial statements include the accounts of the Company, PDEX Franklin and APM and all significant inter-company accounts and transactions have been eliminated.

NOTE 3. BUSINESS ACQUISITION

On February 9, 2026, we completed the acquisition of all of the issued and outstanding membership interests of APM, a manufacturer of precision machined components and assemblies for the medical, aerospace and defense industries. The aggregate purchase price was $8,650,000 of which $6,650,000 was paid in cash through a new term loan (Term Loan D) we borrowed from UMB Bank, N.A. (see note 12) and $2,000,000 of which is to be paid by the Company under the terms of a sixty-three month promissory note (the “Subordinated Promissory Note”) issued to Advanced-Precision Machining Holding Company, Inc., the former owner of APM. The Subordinated Promissory Note bears interest at 8% per annum and requires twenty-one quarterly payments of principal and accrued interest in the approximate amount of $118,000. This Subordinated Promissory Note is subordinate to all debt issued under our Second Amended and Restated Credit and Security Agreement with UMB Bank, N.A.

PRO-DEX INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table summarizes the consideration paid and the estimated fair value of the assets acquired and liabilities assumed for APM as of the acquisition date of February 9, 2026 (in thousands).

APM Purchase Price Allocation
Consideration:
Cash	6,650
Promissory note payable to seller	2,000
Total Consideration	8,650

Fair value of assets acquired and liabilities assumed:
Cash	155
Inventory	875
Accounts receivable	426
Fixed assets	977
Prepaids and other assets	57
Tradename	210
Customer relationships	510
Accounts payable and accrued expenses	(502)
Long-term lease liabilities	(583)
Net assets acquired	2,125
Goodwill	6,525

The acquisition of APM was completed to support expansion of our business and broaden the Company’s customer base as well as to support the increased demand resulting from the contract extension executed with our largest customer in the second quarter of this fiscal year. We have accounted for this acquisition as a business combination using the acquisition method of accounting. This method requires, among other things, that assets acquired, and liabilities assumed in a business combination be recognized at their fair values as of the acquisition date.   The purchase price allocation reflected above is based upon our preliminary valuation and is subject to future adjustment. Pro forma historical results of operations related to APM during the period prior to the acquisition date have not been presented because they are not material to our condensed consolidated income statements.  The results of operations related to APM have been included in the Company’s condensed consolidated income statements since the date of acquisition. The fair value determination of assets recorded and liabilities assumed are those of management. The fair value determination of the customer relationships was based on the excess of earnings method which is based on the prospective net cash flows of the existing customers. The fair value determination of the trade name was based upon a relief from royalty approach which assesses the royalty savings an entity realizes since it owns the asset and isn’t required to pay a third-party license for its use.

PRO-DEX INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4. NET SALES

The following table presents the disaggregation of net sales by revenue recognition model (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025
Net Sales:
Over-time revenue recognition	$531	$186	$1,156	$274
Point-in-time revenue recognition	19,418	17,228	55,987	48,825
Total net sales	$19,949	$17,414	$57,143	$49,099

The timing of revenue recognition, billings, and cash collections results in billed accounts receivables , unbilled receivables or contract assets (presented as deferred costs on our condensed consolidated balance sheets), and customer advances and deposits (presented as deferred revenue on our condensed consolidated balance sheets), where applicable. Amounts are generally billed as work progresses in accordance with agreed upon milestones. The over-time revenue recognition model consists of non-recurring engineering (“NRE”) and prototype services and typically relates to NRE services related to the evaluation, design, or customization of a medical device and is typically recognized over time utilizing an input measure of progress based on costs incurred compared to the estimated total costs upon completion. During the three and nine months ended March 31, 2026, we recorded $122,000 and $202,000, respectively, of revenue that had been included in deferred revenue in the prior fiscal year. During the three and nine months ended March 31, 2025, we recorded $0 and $14,000, respectively, of revenue that had been included in deferred revenue in the prior fiscal year. The revenue recognized from contract liabilities consisted of satisfying our performance obligations during the normal course of business. As of March 31, 2026 and 2025, we had deferred revenue of $144,000 and $0, respectively.

The following tables summarize our contract assets and liability balances (in thousands):

	As of and for the Three Months Ended March 31,		As of and for the Nine Months Ended March 31,
	2026	2025	2026	2025
Contract assets beginning balance	$174	$152	$24	$262
Expenses incurred during the year	92	$70	$322	$159
Amounts reclassified to cost of sales	(226)	(81)	(306)	(274)
Amounts allocated to discounts for standalone selling price	—	—	—	(6)
Contract assets ending balance	$40	$141	$40	$141

	As of and for the Three Months Ended March 31,		As of and for the Nine Months Ended March 31,
	2026	2025	2026	2025
Contract liabilities beginning balance	$163	$—	$202	$14
Payments received from customers	103	$—	$144	$—
Amounts reclassified to revenue	(122)	—	(202)	(14)
Contract liabilities ending balance	$144	$—	$144	$—

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

Level 2 – applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by observable market data. At March 31, 2026 and June 30, 2025, we categorized our investments in equity securities as Level 2 assets.

Level 3 – applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities. We held no Level 3 assets or liabilities at March 31, 2026 or June 30, 2025.

The following tables summarize the fair value measurements within the fair value hierarchy of our financial instruments (in thousands):

	Fair Value Measurement at March 31, 2026
	Level 1	Level 2	Level 3	Level 4

Financial Assets:
Cash equivalents	$6,627	$—	$—	$6,627
Equity securities – short-term	—	986	—	986
Equity securities – long-term	—	456	—	456
Total	$6,627	$1,442	$—	$8,069

PRO-DEX INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Fair Value Measurement at June 30, 2025
	Level 1	Level 2		Level 3	Level 4

Financial Assets:
Cash equivalents	$33		$—	$—	33
Equity securities – short-term	—		6,740	—	6,740
Equity securities – long-term	—		148	—	148
Total	$33	4	6,888	$—	6,921

Investments at March 31, 2026 and June 30, 2025 had an aggregate cost basis of $1.8 million and $3.5 million, respectively. Both short-term and long-term equity securities include equity securities of public companies that are thinly traded. We classified certain investments as long-term in nature because if we decide to sell these securities, we may not be able to sell our position within one year. At March 31, 2026, the investments included unrealized losses of $309,000. At June 30, 2025, the investments included net unrealized gains of $3.3 million (gross unrealized gains of $3.5 million offset by gross unrealized losses of $213,000).

Of the total equity securities at March 31, 2026 and June 30, 2025, $986,000 and $1,040,000, respectively, represent an investment in the common stock of Air T, Inc. Two of our Board members are also board members of Air T, Inc. and both, either individually or through affiliates, own an equity interest in Air T, Inc. Our Chairman, one of the two Board members aforementioned, also serves as the Chief Executive Officer and Chairman of Air T, Inc. Another of our Board members is employed by Air T, Inc. as its Chief of Staff. The shares were purchased through 10b5-1 Plans, that, in accordance with our internal policies regarding the approval of related-party transactions, were approved by our then three Board members that are not affiliated with Air T, Inc.

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

In our third quarter of fiscal 2026, Monogram achieved the first of five milestones, and accordingly we earned and recorded an additional gain in the amount of $2.3 million. There is no guarantee or assurance that any additional milestones will be achieved. As disclosed previously, in conjunction with making our original investment in Monogram during fiscal 2017, we were granted the exclusive right to develop, engineer, manufacture and supply certain products on its behalf. Those rights were transferred in connection with Zimmer Biomet’s acquisition of Monogram and remain in effect post-acquisition. We made this investment in the hope that it could generate meaningful additional revenue which has yet to occur but may be more likely to occur in the future because Zimmer Biomet has more financial resources to assist with commercialization of Monogram’s products. However, there is no guarantee or assurance as to the amount of revenue, if any, that we may ultimately recognize from our exclusive right to develop, engineer, manufacture and supply certain products for Monogram.

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

PRO-DEX INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 6. COMPOSITION OF CERTAIN FINANCIAL STATEMENT ITEMS

Inventory

Inventory is stated at the lower of cost (first-in, first-out) or net realizable value and consists of the following (in thousands):

	March 31, 2026	June 30, 2025
Raw materials /purchased components	$9,776	$10,397
Work in process	8,130	7,422
Sub-assemblies/finished components	2,749	2,874
Finished goods	1,702	1,520
Total inventory	$22,357	$22,213

Intangibles

Intangibles consist of the following (in thousands):

	March 31, 2026	June 30, 2025
Patent-related costs	$208	$208
Customer relationships	510	—
Tradename	210	—
Total Intangibles	928	208
Less: accumulated amortization	(216)	(182)
	$712	$26

Patent-related costs consist of legal fees incurred in connection with both patent applications and a patent issuance and will be amortized over the estimated life of the product(s) that is or will be utilizing the technology or expensed immediately in the event the patent office denies the issuance of the patent. These intangible assets are expected to be fully expensed this fiscal year.

Both the customer relationships and the tradename relate to our acquisition of APM described in Note 3 and will be amortized on a straight-line basis over ten and seven years, respectively.

As of March 31, 2026, the expected future amortization expense of our intangible assets is as follows (in thousands):

Amortization Expense
Fiscal Year:
2026	$29
2027	73
2028	73
2029	73
2030	73
Thereafter	391
Total	$712

PRO-DEX INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 7. WARRANTY

The warranty accrual is based on historical costs of warranty repairs and expected future identifiable warranty expenses and is included in accrued expenses in the accompanying condensed consolidated balance sheets. As of March 31, 2026 and June 30, 2025, the warranty reserve amounted to $254,000 and $357,000, respectively. Warranty expenses are included in cost of sales in the accompanying condensed consolidated income statements. Changes in estimates to previously established warranty accruals result from current period updates to assumptions regarding repair costs and warranty return rates and are included in current period warranty expense.

Information regarding the accrual for warranty costs for the three and nine months ended March 31, 2026 and 2025, are as follows (in thousands):

	As of and for the Three Months Ended March 31,		As of and for the Nine Months Ended March 31,
	2026	2025	2026	2025
Beginning balance	$370	$312	$357	$277
Accruals during the period	68	$51	$206	$189
Changes in estimates of prior period warranty accruals	—	11	(38)	(14)
Warranty amortization	(184)	(48)	(271)	(126)
Ending balance	$254	$326	$254	$326

NOTE 8. NET INCOME PER SHARE

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

PRO-DEX INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents reconciliations of the numerators and denominators of the basic and diluted earnings per share computations for net income. In the tables below, income amounts represent the numerator, and share amounts represent the denominator (in thousands, except per share amounts):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025
Basic:
Net income	$3,938	$3,275	$10,805	$7,781
Weighted average shares outstanding	3,201	3,261	3,238	3,297
Basic income per share	$1.23	$1.00	$3.34	$2.36
Diluted:
Net income	$3,938	$3,275	$10,805	$7,781
Weighted average shares outstanding	3,201	3,261	3,238	3,297
Effect of dilutive securities	69	76	64	69
Weighted average shares used in calculation of diluted earnings per share	3,270	3,337	3,302	3,366
Diluted income per share	$1.20	$0.98	$3.27	$2.31

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

Significant management judgment is required in determining our provision for income taxes and the recoverability of our deferred tax assets. Such determination is based primarily on our historical taxable income, with some consideration given to our estimates of future taxable income by jurisdictions in which we operate and the period over which our deferred tax assets would be recoverable. Our deferred tax asset is net of a valuation allowance in the gross amount of $90,000 as of both March 31, 2026 and June 30, 2025.

We recognize accrued interest and penalties related to unrecognized tax benefits when applicable. The effective tax rate for the three months ended March 31, 2026 and 2025 was 26% and 28%, respectively. The decline in the effective tax rate for the three months ended March 31, 2026 compared to the prior fiscal year is largely due to the creation of state tax nexus in Florida and Indiana this fiscal year. The effective tax rate for the nine months ended March 31, 2026 and 2025 was 25% and 26%, respectively.

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

Additionally, the One Big Beautiful Bill Act of 2025, or the 2025 Act, enacted on July 4, 2025, makes changes to U.S. corporate income taxes including reinstating the option to claim 100% accelerated depreciation deductions on qualified property, with retroactive application beginning January 20, 2025, and immediate expensing of research and development costs, with retroactive application for tax years starting after December 31, 2025. We do not expect the 2025 Act will have a material impact on our financial statements for fiscal 2026.

PRO-DEX INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 10. SHARE-BASED COMPENSATION

Our 2016 Equity Incentive Plan provides for the award of up to 1,500,000 shares of our common stock in the form of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted shares, restricted stock units, performance awards, and other stock-based awards. As of March 31, 2026, performance awards for 200,000 shares of common stock, non-qualified stock options for 372,000 shares of common stock, and 33,500 restricted shares of common stock have been granted under the 2016 Equity Incentive Plan.

Performance Awards

During both the three months ended March 31, 2026 and 2025, we recorded share-based compensation expense of $7,000 related to outstanding performance awards. During both the nine months ended March 31, 2026, and 2025, we recorded share-based compensation expense of $20,000 related to outstanding performance awards. On March 31, 2026, there was approximately $7,000 of unrecognized compensation cost related to non-vested performance awards, which is expected to be expensed over a weighted-average period of three months.

On July 1, 2024, it was determined by the Compensation Committee that the vesting of performance awards for 40,000 shares of common stock had been achieved. Each participant elected a net issuance to cover their individual withholding taxes and, therefore, we issued participants 25,134 shares of common stock and paid $273,000 of participant-related payroll tax liabilities.

Non-Qualified Stock Options

In December 2020, the Compensation Committee granted non-qualified stock options for 310,000 shares of common stock to our directors and certain employees under the 2016 Equity Incentive Plan. The vesting of these stock options is tied to the completion of service periods that range from 18 months to 10.5 years from the date of grant and the achievement of our common stock trading at certain pre-determined prices. The weighted average fair value of the stock option awards granted in fiscal 2021 was $16.72, calculated using a Monte Carlo simulation. During both the three months ended March 31, 2026 and 2025, we recorded compensation expense of $104,000 related to these options. During both the nine months ended March 31, 2026 and 2025, we recorded compensation expense of $312,000 related to these options. As of March 31, 2026, 26,250 of these stock options have vested, 126,250 have been forfeited either due to termination or our stock price not attaining the pre-determined price, and 157,500 remain outstanding and unvested and there was approximately $833,000 of unrecognized compensation cost related to the non-vested stock options.

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

During the three months ended March 31, 2026 and 2025, we recorded compensation expense of $67,000 and $43,000, respectively, related to these restricted shares. During the nine months ended March 31, 2026 and 2025, we recorded compensation expense of $163,000 and $62,000, respectively, related to these restricted shares. As of March 31, 2026, there was approximately $1.1 million of unrecognized compensation cost related to these restricted shares.

PRO-DEX INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

During the three months ended March 31, 2026 and 2025, we recorded ESPP share-based compensation expense in the amount of $8,000 and $5,000, respectively. During the three months ended March 31, 2026 and 2025, 1,301 and 653 shares were purchased, respectively, under the ESPP and allocated to employees based upon their contribution prices of $34.36 and $41.11, respectively, per share. During the nine months ended March 31, 2026 and 2025, we recorded ESPP share-based compensation expense in the amount of $15,000 and $7,000, respectively. On a cumulative basis, since the inception of the ESPP, employees have purchased a total of 39,357 shares of our common stock under the ESPP.

NOTE 11. MAJOR CUSTOMERS AND SUPPLIERS

Information with respect to customers that accounted for sales in excess of 10% of our total sales in either of the three-month and the nine-month periods ended March 31, 2026 and 2025, is as follows (in thousands, except percentages):

	Three Months Ended March 31,
	2026		2025
	Amount	Perfect of Total	Percent of Total	Amount

Net sales	$19,949	100%	$17,414	100%

Customer concentration:
Customer 1	$15,653	79%	$13,397	77%
Customer 2	1,196	6%	1,917	11%
Total	$16,849	85%	$15,314	88%

	Nine Months Ended March 31,
	2026		2025
	Amount	Perfect of Total	Percent of Total	Amount

Net sales	$57,143	100%	$49,099	100%

Customer concentration:
Customer 1	$44,912	79%	$38,288	78%
Customer 2	4,717	8%	5,538	11%
Total	$49,629	87%	$43,826	89%

PRO-DEX INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Information with respect to accounts receivable from those customers who comprised more than 10% of our gross accounts receivable at either March 31, 2026 or June 30, 2025, is as follows (in thousands, except percentages):

	March 31, 2026		June 30, 2025
Total gross accounts receivable	$19,473	100%	$16,433	100%

Customer concentration:
Customer 1	$14,586	75%	$11,895	72%
Customer 2	1,988	10%	2,768	17%
Total	$16,574	85%	$14,663	89%

During the three and nine months ended March 31, 2026 and 2025 we had three suppliers, respectively, that accounted for 10% or more of total inventory purchases. One of our significant suppliers presented in the tables below is APM, our newly acquired subsidiary. Accordingly amounts below exclude amounts purchased from or payable to APM after the acquisition date of February 9, 2026. Information with respect to suppliers that accounted for in excess of 10% of our inventory purchases in either of the three-month or the nine-month periods ended March 31, 2026 and 2025, is as follows (in thousands, except percentages):

	Three Months Ended March 31,
	2026		2025
	Amount	Percent of Total	Amount	Percent of Total

Total Inventory purchases	$8,798	100%	$11,749	100%

Supplier concentration:
Supplier 1	$1,829	21%	$2,924	25%
Supplier 2	987	11%	1,698	14%
Supplier 3	516	6%	1,607	14%
Total	$3,332	38%	$6,229	53%

	Nine Months Ended March 31,
	2026		2025
	Amount	Percent of Total	Amount	Percent of Total

Total inventory purchases	$22,095	100%	$24,813	100%

Supplier concentration:
Supplier 1	$3,665	16%	$6,113	25%
Supplier 2	3,032	14%	3,122	13%
Supplier 3	2,543	12%	3,322	13%
Total	$9,240	42%	$12,557	51%

PRO-DEX INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Information with respect to accounts payable due to those suppliers that comprised more than 10% of our inventory purchases at either March 31, 2026 or June 30, 2025, is as follows (in thousands, except percentages):

	March 31, 2026		June 30, 2025
Total accounts payable	$5,246	100%	$4,614	100%

Supplier concentration:
Supplier 1	$1,666	32%	$735	16%
Supplier 2	449	8%	1,016	22%
Supplier 3	—	—	298	6%
Total	$2,115	40%	$2,049	44%

NOTE 12. NOTES PAYABLE AND FINANCING TRANSACTIONS

UMB Bank, N.A. (“UMB”)

We have several outstanding term loans as well as a revolving loan (the “Amended Revolving Loan”) with UMB (formerly Minnesota Bank & Trust or MBT). The Company entered into a Second Amended and Restated Credit and Security Agreement (the “Amended Credit Agreement”) with UMB Bank, N.A. on February 9, 2026, which among other things provided for financing to fund the cash portion of the purchase price of APM as described in Note 3 by issuing Term Loan D in the principal amount of $6,650,000.

The Amended Credit Agreement also extended the maturity date of the Amended Revolving Loan from December 29, 2026 to December 29, 2027, pursuant to a Third Amended and Restated Revolving Credit Note entered into by the Company and UMB on February 9, 2026. Loan origination fees in the amount of $31,625 were paid to UMB in connection with the Amended Credit Agreement.

Advanced Precision Machining (“APM”) Subordinated Promissory Note

On February 9, 2026 in connection with the acquisition of APM as described in Note 3, we issued the seller a promissory note in the amount of $2,000,000 which bears interest at 8% per annum and requires twenty-one equal quarterly payments of principal and accrued interest in the amount of approximately $118,000 each. The promissory note contains covenants and obligations of the Company customary for a subordinated promissory note of this type.

PRO-DEX INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The balance on our outstanding loans (in thousands) is as follows (exclusive of unamortized loan fees):

	March 31, 2026	June 30, 2025
Notes Payable:
Term Loan A	$1,989	$2,795
Term Loan B	296	416
Term Loan C	3,417	4,167
Term Loan D	6,650	—
Property Loan	4,189	4,347
APM Subordinated Loan	2,000	—
Amended Revolving Loan	—	3,706
Total notes payable	$18,541	$15,431

Term Loan A and Term Loan B both bear interest at a fixed rate of 3.84% per annum, the Property Loan bears interest at a fixed rate of 3.55% per annum and Term Loan C bears interest at an annual rate equal to the greater of (a) 5%, or (b) SOFR for a one-month period from the website of the CME Group Benchmark Administration Limited plus 2.5% (the “Adjusted Term SOFR Rate”). Term Note D bears interest at the greater of (a) 4.5% or (b) the Adjusted SOFR Rate. The Amended Revolving Loan bears interest at the greater of (a) 4% or (b) the Adjusted SOFR Rate. Term Loan A and Term Loan B are both fully amortizing and mature on November 1, 2027, Term Loan C is fully amortizing and matures on August 1, 2029 and Term Note D is fully amortizing and matures on February 1, 2031. The Property Loan matures on November 1, 2030, at which time a balloon payment of $3.1 million is due, and the Amended Revolving Loan matures on December 29, 2027.

Any payment on Term Loan A, Term Loan B, Term Loan C, Term Loan D, the Property Loan, or the Amended Revolving Loan (collectively, the “Loans”) not made within seven days after the due date is subject to a late payment fee equal to 5% of the overdue amount. Upon the occurrence and during the continuance of an event of default, the interest rate of all Loans will be increased by 3% and UMB may, at its option, declare all of the Loans immediately due and payable in full. The Loans are secured by substantially all of the Company’s assets pursuant to a Security Agreement entered into on September 6, 2018, between the Company and UMB. The Property Loan is secured by the Franklin Property pursuant to a Deed of Trust with Assignment of Leases and Rents, Security Agreement and Fixture Filing in favor of UMB and by an assignment of Leases and Rents by PDEX Franklin in favor of UMB (collectively, the “Property Loan Security Agreements”).

The Amended Credit Agreement, Security Agreement, Property Loan Security Agreement, Term Loan A, Term Loan B, Term Loan C, Term Loan D, Property Loan, and Amended Revolving Loan contain representations and warranties, affirmative, negative and financial covenants, and events of default that are customary for loans of this type. We believe that we are in compliance with all of our debt covenants as of March 31, 2026, but there can be no assurance that we will remain in compliance for the duration of the term of the Loans.

NOTE 13. COMMON STOCK

Share Repurchase Program

In December 2019, our Board approved a new share repurchase program authorizing us to repurchase up to one million shares of our common stock, as the prior repurchase plan authorized by our Board in 2013 was nearing completion. In accordance with, and as part of, these share repurchase programs, our Board approved the adoption of several prearranged share repurchase plans intended to qualify for the safe harbor provided by Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (“10b5-1 Plan” or “Plan”). During the three and nine months ended March 31, 2026, we repurchased 14,422 and 69,422 shares, respectively, at an aggregate cost, inclusive of fees under the Plan, of $0.6 million and $2.8 million, respectively. During both the three and nine months ended March 31, 2025, we repurchased 130,148 shares at an aggregate cost, inclusive of fees under the Plan, of $3.5 million. On a cumulative basis, since implementation of the share repurchase program in 2013, we have repurchased a total of 1,580,919 shares under the share repurchase program at an aggregate cost, inclusive of fees, of $27.0 million. All repurchases under the 10b5-1 Plans were administered through an independent broker.

PRO-DEX INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

As of March 31, 2026, our cumulative stock repurchases have exceeded our recorded value of common stock, and the excess has been reflected as a shareholder distribution, reducing our consolidated retained earnings.

NOTE 14. LEASES

Our operating lease right-of-use asset and long-term term lease liabilities are presented separately on our condensed consolidated balance sheets. Additionally, we acquired some equipment leases in conjunction with our acquisition of APM in the third quarter of fiscal 2026. The current portion of our operating lease liability as of March 31, 2026, in the amount of $838,000, is presented within accrued liabilities on the condensed consolidated balance sheets.

As of March 31, 2026, our operating lease related to our corporate office has a remaining lease term of one year and six months and an imputed interest rate of 5.53%. Cash paid for rent inclusive of common area maintenance charges for the three and nine months ended March 31, 2026 totaled $156,000 and $456,000, respectively, and for the three and nine months ended March 31, 2025 totaled $149,000 and $442,000, respectively.

As of March 31, 2026, the maturity of our lease liabilities is as follows (in thousands):

Operating Leases
Fiscal Year:
2026	227
2027	897
2028	362
2029	175
2030	51
Total lease payments	1,712
Less imputed interest:	(36)
Total	$1,676

NOTE 15. COMMITMENTS AND CONTINGENCIES

Legal Matters

We may be involved from time to time in various legal proceedings arising either in the ordinary course of our business or incidental to our business. There can be no certainty, however, that we may not ultimately incur liability or that such liability will not be material and adverse.

NOTE 16. SUBSEQUENT EVENTS

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

COMPANY OVERVIEW

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of the results of operations and financial condition of Pro-Dex, Inc. (“Company,” “Pro-Dex,” “we,” “our,” or “us”) for the three-month and nine-month periods ended March 31, 2026 and 2025. This discussion should be read in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this report. This report contains certain forward-looking statements and information. The cautionary statements included herein should be read as being applicable to all related forward-looking statements wherever they may appear. Our actual future results could differ materially from those discussed herein.

Except for the historical information contained herein, the matters discussed in this report, including, but not limited to, discussions of our product development plans, business strategies, strategic opportunities, and market factors influencing our results, are forward-looking statements that involve certain risks and uncertainties. Actual results may differ from those anticipated by us as a result of various factors, both foreseen and unforeseen, including, but not limited to, our ability to continue to develop new products and increase sales in markets characterized by rapid technological evolution, our ability to integrate and effectively operate Advanced Precision Machining, LLC (“APM”), our ability to service our debt and remain in compliance with our related covenants, consolidation within our target marketplace and among our competitors, the impact of tariffs on the cost of our raw materials and purchased components, employee turnover, competition from larger, better capitalized competitors, and our ability to realize returns on opportunities. Many other economic, competitive, governmental, and technological factors could impact our ability to achieve our goals. You are urged to review the risks, uncertainties, and other cautionary language described in this report, as well as in our other public disclosures and reports filed with the Securities and Exchange Commission (“SEC”) from time to time, including, but not limited to, the risks, uncertainties, and other cautionary language discussed in our Annual Report on Form 10-K for our fiscal year ended June 30, 2025.

We specialize in the design, development, and manufacture of autoclavable, battery-powered, and electric, multi-function surgical drivers and shavers used primarily in the orthopedic, thoracic, and maxocranial facial (“CMF”) markets. We have patented adaptive torque-limiting software and proprietary sealing solutions which appeal to our customers, primarily medical device distributors. We also manufacture and sell rotary air motors to a wide range of industries, and precision machined parts and assemblies for the aerospace and defense industries through our APM subsidiary.

Our principal headquarters are located at 2361 McGaw Avenue, Irvine, California 92614 and our phone number is (949) 769-3200. Our Internet addresses are www.pro-dex.com and www.advanced-precision.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, amendments to those reports, and other SEC filings are available free of charge through our website as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC. In addition, our Code of Ethics and other corporate governance documents may be found on our website at the Pro-Dex, Inc. Internet address set forth above. Our filings with the SEC may also be read and copied at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.govand company specific information at www.sec.gov/edgar/searchedgar/companysearch.html.

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used or changes in the accounting estimate that are reasonably likely to occur could materially change the financial statements. Management believes that there have been no significant changes during the three and nine months ended March 31, 2026 to the items that we disclosed as our critical accounting policies in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended June 30, 2025.

Business Strategy and Future Plans

Our business today is almost entirely driven by sales of our medical devices. Many of our significant customers place purchase orders for specific products that were developed under various development and/or supply agreements. Our customers may request that we design and manufacture a custom surgical device or they may hire us as a contract manufacturer to manufacture a product of their own design. In either case, we have extensive experience with autoclavable, battery-powered, and electric, multi-function surgical drivers and shavers. We continue to focus a significant percentage of our time and resources on providing outstanding products and service to our valued principal customers. During the second quarter of fiscal 2026, our largest customer executed an amendment to our existing supply agreement such that we shall continue to supply their surgical handpieces to them through calendar 2028. During the third quarter of fiscal 2026, we completed the acquisition of APM, one of our significant suppliers, to help meet the increased demand as a result of this contract extension. Our acquisition of APM provides us with a second machine shop located in Costa Mesa, California that not only provides machined assemblies to service our largest customer but also provides machining to other customers primarily in the defense and aerospace industries.

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

Our current objectives are focused primarily on maintaining our relationships with our current medical device customers, successfully integrating and operating APM, investing in research and development activities to design unique medical devices as well as Pro-Dex branded drivers to leverage our torque-limiting software, and promoting active product development proposals to new and existing customers for both orthopedic shavers and screw drivers for a multitude of surgical applications, while monitoring closely the progress of all these individual endeavors. While we expect revenue growth in the future, it may not be a consistent trajectory but rather periods of incremental growth that current expenditures are helping to create. However, there can be no assurance that we will be successful in any of these objectives.

Description of Business Operations

Revenue

The majority of our revenue is derived from designing, developing, and manufacturing surgical devices for the medical device industry. The proportion of total sales by type is as follows (in thousands, except percentages):

	Three Months Ended March 31,				Nine Months Ended March 31,
	2026		2025		2026		2025
		% of Revenue		% of Revenue		% of Revenue		% of Revenue
Net Sales:
Medical device products	$16,242	82%	$11,913	68%	$45,796	80%	$34,057	69%
Industrial and scientific	472	2%	265	2%	836	2%	576	1%
NRE & Prototype	531	3%	186	1%	1,156	2%	274	1%
Repairs	2,673	13%	5,099	29%	9,650	17%	15,096	31%
Discounts and other	31	—	(49)	—	(295)	(1%)	(904)	(2%)
	$19,949	100%	$17,414	100%	$57,143	100%	$49,099	100%

Certain of our medical device products utilize proprietary designs developed by us under exclusive development and supply agreements. All of our medical device products utilize proprietary manufacturing methods and know-how, and are manufactured either in our Costa Mesa or Irvine, California facilities, and are assembled in our Tustin, California facility, along with our industrial products. Details of our medical device sales by type is as follows (in thousands, except percentages):

	Three Months Ended March 31,				Nine Months Ended March 31,
	2026		2025		2026		2025
		% of Total		% of Total		% of Total		% of Total
Medical device sales:
Orthopedic	$13,073	81%	$8,607	72%	$36,011	79%	$24,631	72%
CMF	2,606	16%	2,354	20%	8,539	18%	6,395	19%
Thoracic	563	3%	952	8%	1,246	3%	3,031	9%
Total	$16,242	100%	$11,913	100%	$45,796	100%	$34,057	100%

Sales of our medical device products increased $4.3 million, or 36%, and $11.7 million, or 35%, respectively, for the three and nine months ended March 31, 2026, compared to the corresponding periods of the prior fiscal year. Our medical device revenue to our largest customer, included in orthopedic sales above, increased $4.5 million and $11.4 million, respectively, for the three and nine months ended March 31, 2026, compared to the corresponding periods of the prior fiscal year. As previously discussed, our largest customer executed a contract amendment which extends the contract through 2028 and also provides for higher volumes of their newest surgical handpiece. Therefore, we expect to see similar levels of revenue reported in orthopedic sales through 2028. Additionally, recurring revenue from distributors of thoracic drivers decreased $389,000 and $1.8 million, respectively, for the three and nine months ended March 31, 2026, compared to the corresponding periods of the prior fiscal year. Our CMF sales revenue increased $252,000 and $2.1 million, for the three and nine months ended March 31, 2026, respectively, compared to the corresponding periods of the prior fiscal year. While we do not have much visibility into our customers’ distribution networks, this level of change in thoracic and CMF sales (whether an increase or decrease) is not uncommon and fluctuations occur based upon required inventory levels.

Industrial and scientific sales increased $207,000, or 78%, and $260,000, or 45%, respectively, for the three and nine months ended March 31, 2026, compared to the corresponding periods of the prior fiscal year, primarily due to the inclusion of APM sales from the acquisition date of February 9, 2026. Our NRE and prototype revenue increased $345,000, or 186%, and $882,000, or 322%, for the three and nine months ended March 31, 2026, compared to the corresponding periods of the prior fiscal year, due to an increase in billable contracts for various NRE projects undertaken for our customers.

Repair revenue decreased $2.4 million or 48%, and $5.4 million, or 36%, for the three and nine months ended March 31, 2026, respectively, compared to the corresponding periods of the prior fiscal year due to fewer repairs of the legacy orthopedic handpiece we sell to our largest customer. While we do not have much visibility into our largest customer’s distribution networks, they may be reducing repairs of legacy handpieces in favor of replacing them with the next generation handpiece, in which case we may continue to experience future declines in repair revenue.

At March 31, 2026, we had a backlog of approximately $39.0 million, of which $15.6 million is scheduled to be delivered in the fourth quarter of fiscal 2026 and the balance is scheduled to be delivered next fiscal year. Our backlog represents firm purchase orders received and acknowledged from our customers and does not include all revenue expected to be generated from existing customer contracts. We may experience variability in our new order bookings due to various reasons, including, but not limited to, the timing of major new product launches and customer planned inventory builds. However, we do not typically experience seasonal fluctuations in our shipments and revenues.

Cost of Sales and Gross Margin
(in thousands except percentages)

	Three Months Ended March 31,				Nine Months Ended March 31,
	2026		2025		2026		2025
		% of Total		% of Total		% of Total		% of Total
Cost of sales:
Product cost	$12,677	92%	$10,997	95%	$36,896	92%	$30,799	93%
Under(over)-absorption of manufacturing costs	822	6%	424	3%	2,316	6%	1,983	6%
Inventory and warranty charges	317	2%	195	2%	687	2%	298	1%
Total cost of sales	$13,816	100%	$11,616	100%	$39,899	100%	$33,080	100%

	Three Months Ended March 31,		Nine Months Ended March 31,		Year over Year ppt Change
	2026	2025	2026	2025	Three Months	Nine Months

Gross margin	31%	33%	30%	33%	(2)	(3)

Cost of sales for the three months ended March 31, 2026, increased $2.2 million, or 19%, compared to the corresponding period of the prior fiscal year. The increase in total costs of sales is consistent with the 15% increase in revenue for the same period. Under-absorption of manufacturing costs increased by $398,000 for the three months ended March 31, 2026, compared to the corresponding period of the prior fiscal year. Costs relating to inventory and warranty charges increased $122,000 for the three months ended March 31, 2026, compared to the corresponding period of the prior fiscal year, due to an increase in inventory reserves, offset by a decrease in warranty accruals.

Gross profit increased by approximately $335,000, or 6%, for the three months ended March 31, 2026, compared to the corresponding period of the prior fiscal year, primarily as a result of the increase in medical device revenue for the same periods as described above. Gross margin as a percentage of sales decreased by approximately 2 percentage points compared to the corresponding period of the prior fiscal year due primarily to unfavorable product mix.

Cost of sales for the nine months ended March 31, 2026, increased by $6.8 million, or 21%, compared to the corresponding period of the prior fiscal year. The increase in total costs of sales is consistent with the 16% increase in revenue for the same period. Under-absorption of manufacturing costs increased by $333,000 for the nine months ended March 31, 2026, compared to the corresponding period of the prior fiscal year. Inventory and warranty charges increased by $389,000, or 131%, for the nine months ended March 31, 2026, compared to the corresponding period of the prior fiscal year. A significant portion of the current fiscal year inventory charges relates to reserves established related to a complex machined component in the next generation hand piece we sell to our largest customer.

Gross profit increased by $1.2 million, or 8%, for the nine months ended March 31, 2026, compared to the corresponding period of the prior fiscal year, primarily as a result of the increase in medical device revenue for the same periods as described above. Gross margin as a percentage of sales decreased by 3 percentage points compared to the corresponding period of the prior fiscal year primarily related to unfavorable product mix.

Operating Expenses

Operating Costs and Expenses
(in thousands except percentages)

	Three Months Ended March 31,				Nine Months Ended March 31,				Year over Year % Change
	2026		2025		2026		2025		Three Months	Nine Months
		% of Net Sales		% of Net Sales		% of Net Sales		% of Net Sales
Operating expenses:
Selling expenses	$40	—	$113	1%	$153	—	$211	—	(65%)	(28%)
General and administrative expenses	2,172	11%	1,098	6%	5,301	9%	3,732	8%	98%	42%
Research and development costs	827	4%	947	5%	2,328	4%	2,731	6%	(13%)	(15%)
	$3,039	15%	$2,158	12%	$7,782	13%	$6,674	14%	41%	17%

Selling expenses consist of salaries and other personnel-related expenses for our business development department, as well as advertising and marketing expenses, and travel and related costs incurred in generating and maintaining our customer relationships. Selling expenses for the three and nine months ended March 31, 2026, decreased $73,000, or 65%, and $58,000, or 28%, respectively, compared to the corresponding periods of fiscal 2025. The decrease in selling expenses relates to a reduction in personnel costs as currently we have no employees in the department.

General and administrative expenses (“G&A”) consist of salaries and other personnel-related expenses of our accounting, finance, facilities, business systems, and human resource personnel, as well as costs for outsourced information technology services, professional fees, directors’ fees, and other costs and expenses attributable to being a public company. G&A increased $1.1 million and $1.6 million, respectively, during the three and nine months ended March 31, 2026, when compared to the corresponding periods of the prior fiscal year. The increase relates to increased personnel costs of approximately $200,000 and $500,000 for the three and nine months ended March 31, 2026, respectively, as well as G&A expenses of our newly acquired subsidiary APM, which accounted for $233,000 of the increase during the three and nine months ended March 31, 2026. Additionally, consulting fees paid to the seller of APM contributed to an increase of $250,000 for the three and nine months ended March 31, 2026. In the current fiscal year, we have increased bonus accruals including the second quarter bonus accrual earned and paid to our CEO in the amount of $225,000. Additionally, we incurred increased legal and professional services fees related to the APM acquisition along with our new debt agreements.

Research and development costs generally consist of salaries, employer-paid benefits, and other personnel- related costs of our engineering and support personnel, as well as allocated facility and information technology costs, professional and consulting fees, patent-related fees, lab costs, materials, and travel and related costs incurred in the development and support of our products. Research and development costs for the three and nine months ended March 31, 2026, decreased $120,000, or 13%, and $403,000, or 15%, compared to the corresponding periods of the prior fiscal year. The decrease relates to an increase in billable project expenses in the current fiscal year versus the prior fiscal year, which costs get reclassified to cost of sales, as well as a reduction in legal costs related to intellectual property matters. The nine-month period ended March 31, 2025 also included recruiting fees in the amount of $78,000 which did not recur during the current fiscal year.

The majority of our research and development costs relate to sustaining activities related to products we currently manufacture and sell, but we also have created a product roadmap to develop future products. Many of our product development efforts are undertaken only upon completion of an analysis of the size of the market, our ability to differentiate our product from our competitors’, as well as an analysis of our specific sales prospects with new and/or existing customers. The research and development costs represent between 27% and 44% of total operating expenses for all periods presented.

Interest & Other Income

Interest income for the three and nine months ended March 31, 2026 and 2025, includes interest and dividends from our money market accounts and investment portfolio.

Interest Expense

Interest expense consists primarily of interest expense related to the notes payable described more fully in Note 12 to the condensed consolidated financial statements contained elsewhere in this report.

Gain on Equity Investments

As described in Note 5 to the consolidated financial statements contained elsewhere in this report, during the second quarter of fiscal 2026, Zimmer Biomet acquired Monogram and upon consummation of the acquisition we received proceeds of $8.9 million and realized a gain on our investment of $6.8 million. Additionally, during the third quarter ended March 31, 2026, Monogram successfully completed the first of five milestones such that we earned and recorded an additional gain in the amount of $2.3 million. During the third quarter ended March 31, 2025, we sold some of the stocks in our portfolio of equity investments receiving proceeds of $1.9 million and recording a gain on the sale in the amount of $595,000. In addition to these realized gains, during the three and nine months ended March 31, 2026 and 2025, we also recorded unrealized gains and losses to adjust our investment holdings to estimated fair value as well as eliminating the previously recorded unrealized gains on our Monogram investment during the second quarter of fiscal 2026 in conjunction with recording the realized gain.

Income Tax Expense

The effective tax rate for each of the three months ended March 31, 2026 and 2025 was 26% and 28%, respectively. These tax rates are consistent with our combined expected federal and applicable state corporate income tax rates, and the current year decrease is attributable to the expanded state tax nexus into Florida and Indiana which have lower tax rates than California. The effective tax rate for the nine months ended March 31, 2026 and 2025 was 25% and 26%, respectively. The prior year rate was slightly less than our combined expected federal and applicable state corporate income tax rates due to a tax benefit recognized as a result of common stock awarded to employees under previously granted performance awards in the first quarter of fiscal 2025 as described more fully in Note 10 to the condensed consolidated financial statements contained elsewhere in this report.

Liquidity and Capital Resources

Cash and cash equivalents at March 31, 2026, increased $9.6 million to $10.0 million as compared to $419,000 at June 30, 2025. The following table includes a summary of our condensed statements of cash flows contained elsewhere in this report.

	As of and For the Nine Months Ended March 31,
	2026	2025
	(in thousands)
Cash provided by (used in):
Operating activities	$7,515	$(1,509)
Investing activities	$3,715	$754
Financing activities	$(1,656)	$2,597

Cash and Working Capital:
Cash and cash equivalents	$9,993	$4,473
Working capital	$39,074	$31,626

Operating Activities

Net cash provided by operating activities was $7.5 million for the nine months ended March 31, 2026, primarily due to net income of $10.8 million including gains on the investments in the amount of $5.4 million, non-cash depreciation and amortization of $988,000 and non-cash share-based compensation expense of $511,000 offset by a $2.2 million increase in receivables. Additionally, accounts payable and accrued expenses increased by $936,000, and income taxes payable increased by $1.3 million. The increases in these balance sheet accounts reflect our continued and expected future revenue growth.

Net cash used in operating activities was $1.5 million for the nine months ended March 31, 2025, primarily due to net income of $7.8 million including gains on investments in the amount of $1.7 million and non-cash depreciation and amortization of $925,000 offset by an $8.2 million increase in inventory and a $2.0 million increase in receivables. Offsetting these uses of cash, accounts payable and accrued expenses increased by $1.6 million.

Investing Activities

Net cash provided by investing activities for the nine months ended March 31, 2026, was $3.7 million and relates primarily to the proceeds received from the Zimmer Biomet acquisition of Monogram previously described in the amount of $10.8 million offset by our acquisition of APM in the amount of $6.5 million described further in Note 3 to the condensed consolidated financial statements contained elsewhere in this report. Additionally, we spent $280,000 during the nine months ended March 31, 2026, on the purchase of capital equipment and $350,000 related to Series A Preferred Stock of a privately held technology company.

Net cash provided by investing activities for the nine months ended March 31, 2025, was $754,000 and relates to the sale of some of our marketable securities for $1.9 million offset by purchases of capital equipment and improvements of $1.2 million.

Financing Activities

Net cash used in financing activities for the nine months ended March 31, 2026, totaled $1.7 million and relates primarily to $2.8 million attributable to the repurchase of 69,422 shares of our common stock pursuant to our share repurchase program offset by $1.1 million in net borrowings from UMB Bank more fully described in Note 12 to the condensed consolidated financial statements contained elsewhere in this report.

Net cash provided by financing activities for the nine months ended March 31, 2025, totaled $2.6 million and related primarily to the net increase in borrowings of $6.4 million from UMB Bank more fully described in Note 12 to the condensed consolidated financial statements contained elsewhere in this report offset by $3.5 million attributable to the repurchase of 130,148 shares of our common stock pursuant to our share repurchase program.

Financing Facilities & Liquidity Requirements for the Next Twelve Months

As of March 31, 2026, our working capital was $39.1 million. We currently believe that our existing cash and cash equivalents coupled with our accounts receivable balances as well as our expected cash flows from operations will provide us with sufficient funds to satisfy our cash requirements as our business is currently conducted for at least the next 12 months.

We are focused on maximizing our working capital by monitoring expenses, identifying cost savings, and investing only in those development programs and products that we believe will most likely contribute to our profitability. As we execute on our current strategy, however, we may require debt and/or equity capital to fund our working capital needs and requirements for capital equipment to support our manufacturing, assembly, and inspection processes. In particular, we have experienced negative operating cash flow in the past, especially as we procure long-lead time materials to satisfy our backlog, which can be subject to extensive variability. We believe that if we need additional capital to fund our operations, we can borrow against our revolving loan with UMB which has an available balance of $11.0 million as of March 31, 2026.

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

In accordance with SEC rules, an evaluation was performed under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer of the effectiveness, as of March 31, 2026, of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). “Internal control over financial reporting” includes those policies and procedures that:

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

Based on that evaluation as of March 31, 2026, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective.

 Internal Control Over Financial Reporting

During the three months ended March 31, 2026, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

See Note 15 to the condensed consolidated financial statements contained elsewhere in this report.

ITEM 1A.	RISK FACTORS

Our business, future financial condition and results of operations are subject to a number of factors, risks and uncertainties, which are disclosed in Item 1A, entitled “Risk Factors” in Part I of our Annual Report on Form 10-K for our fiscal year ended June 30, 2025, as well as any amendments thereto or additions and changes thereto contained in this quarterly report on Form 10-Q for the quarter ended March 31, 2026. Additional information regarding some of those risks and uncertainties is contained in the notes to the condensed financial statements included elsewhere in this report and in Part I, Item 2, of this report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The risks and uncertainties disclosed in our Form 10-K, our quarterly reports on Form 10-Q, and other reports filed with the SEC are not necessarily all of the risks and uncertainties that may affect our business, financial condition and results of operations in the future. There have been no material changes to the risk factors as disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2025.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchases by the Company of its common stock during the quarter ended March 31, 2026 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2026 to January 31, 2026	5,048	$39.62	5,048	253,834
February 1, 2026 to February 28, 2026	5,094	$39.26	5,094	248,740
March 1, 2026 to March 31, 2026	4,280	$46.72	4,280	244,460

All repurchases were made pursuant to the Company’s previously announced repurchase program. For information concerning the Company’s repurchase program, please see the discussion under the caption “Share Repurchase Program” in Note 13 to the condensed consolidated financial statements included elsewhere in this report.

ITEM 5.	OTHER INFORMATION

Insider Trading Arrangements and Policies

On February 11, 2026, our Chief Executive Officer, Richard Van Kirk, cancelled the 10b5-1 trading arrangement that he created on November 12, 2025. On February 19, 2026, he adopted a new “Rule 10b5-1 trading arrangement” as such term is defined in Item 408(a) of Regulations S-K. This trading arrangement is intended to satisfy the Rule 10b5-1 affirmative defense. This trading arrangement commences on May 21, 2026, terminates on February 15, 2028, unless earlier terminated in accordance with its terms, and covers the disposition of up to 10,000 shares of our common stock. The remaining terms of the trading arrangement are confidential. The plan was adopted for diversification of the individual’s portfolio and not for any other purpose.

On March 24, 2026, our Chairman of the Board of Directors, Nicholas Swenson, in his capacity as general manager of AO Partners adopted a “Rule 10b5-1 trading arrangement” as such term is defined in Item 408(a) of Regulations S-K. This trading arrangement commences on June 22, 2026, terminates on June 22, 2027, unless earlier terminated in accordance with its terms, and covers the disposition of up to $3.0 million of our common stock. The remaining terms of the trading arrangement are confidential.

No additional directors or officers informed us of the adoption, modification or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K during the three months ended March 31, 2026.

ITEM 6.	EXHIBITS

Exhibit	Description

2.1**	Membership Interest Purchase Agreement dated February 9, 2026 by and among Pro-Dex, Inc., Advanced-Precision Machining Holding Company, Inc., and Sean McCaig and Yasumi McCaig (incorporated herein by reference to Exhibit 2.1 to the Company’s Form 8-K filed February 12, 2026).

10.1	Subordinated Promissory Note dated February 9, 2026 between Pro-Dex, Inc. and Advanced-Precision Machining Holding Company, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed February 12, 2026)

10.2*	Second Amended and Restated Credit and Security Agreement dated February 9, 2026 by and among UMB Bank, N.A. and Pro-Dex, Inc. (incorporated herein by reference to the Exhibit 10.2 to the Company’s Form 8-K filed February 12, 2026).

10.3	Term Note D dated February 9, 2026 made by Pro-Dex, Inc. in favor of UMB Bank, N.A. (incorporated herein by reference to the Exhibit 10.3 to the Company’s Form 8-K filed February 12, 2026).

10.4	Third Amended and Restated Revolving Credit Note dated February 9, 2026 made by Pro-Dex, Inc. in favor of UMB Bank, N.A. (incorporated herein by reference to the Exhibit 10.4 to the Company’s Form 8-K filed February 12, 2026).

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Pursuant to Item 601(a)(5) of Regulation S-K promulgated by the Securities and Exchange Commission, certain schedules and attachments to this exhibit have been omitted because they do not contain information material to an investment or voting decision and that information is not otherwise disclosed in the exhibit.

± Certain portions of this Exhibit have been redacted pursuant to Item 601(a)(6) or Item 601(b)(10)(iv) of Regulation S-K. The Company agrees to furnish supplementally an unredacted copy of the exhibit to the Securities and Exchange Commission upon its request.

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRO-DEX, INC.

Date: April 30, 2026	/s/ Richard L. Van Kirk
Richard L. Van Kirk Chief Executive Officer (principal executive officer)

Date: April 30, 2026	/s/ Alisha K. Charlton
Alisha K. Charlton Chief Financial Officer (principal financial officer and principal accounting officer)

EXHIBIT INDEX

Exhibit	Description

2.1**	Membership Interest Purchase Agreement dated February 9, 2026 by and among Pro-Dex, Inc., Advanced-Precision Machining Holding Company, Inc., and Sean McCaig and Yasumi McCaig (incorporated herein by reference to Exhibit 2.1 to the Company’s Form 8-K filed February 12, 2026).

10.1	Subordinated Promissory Note dated February 9, 2026 between Pro-Dex, Inc. and Advanced-Precision Machining Holding Company, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed February 12, 2026)

10.2*	Second Amended and Restated Credit and Security Agreement dated February 9, 2026 by and among UMB Bank, N.A. and Pro-Dex, Inc. (incorporated herein by reference to the Exhibit 10.2 to the Company’s Form 8-K filed February 12, 2026).

10.3	Term Note D dated February 9, 2026 made by Pro-Dex, Inc. in favor of UMB Bank, N.A. (incorporated herein by reference to the Exhibit 10.3 to the Company’s Form 8-K filed February 12, 2026).

10.4	Third Amended and Restated Revolving Credit Note dated February 9, 2026 made by Pro-Dex, Inc. in favor of UMB Bank, N.A. (incorporated herein by reference to the Exhibit 10.4 to the Company’s Form 8-K filed February 12, 2026).

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Pursuant to Item 601(a)(5) of Regulation S-K promulgated by the Securities and Exchange Commission, certain schedules and attachments to this exhibit have been omitted because they do not contain information material to an investment or voting decision and that information is not otherwise disclosed in the exhibit.

± Certain portions of this Exhibit have been redacted pursuant to Item 601(a)(6) or Item 601(b)(10)(iv) of Regulation S-K. The Company agrees to furnish supplementally an unredacted copy of the exhibit to the Securities and Exchange Commission upon its request.

