Form 10-K
period 2026-06-30
PRO DEX INC
filed 2026-09-03
CIK 788920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________________

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2026

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

As of December 31, 2025, the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing sales price on the Nasdaq Capital Market was approximately $67.8 million. For the purpose of this calculation shares owned by officers, directors, and 10% shareholders known to the registrant have been deemed to be owned by affiliates. This calculation does not reflect a determination that persons are affiliates for any other purposes.

As of September 2, 2026, 3,203,334 shares of the registrant’s no par value common stock were issued and outstanding.

Documents incorporated by reference:

Part III of this report incorporates by reference certain information from the registrant’s definitive proxy statement (the “Proxy Statement”) for its 2026 Annual Meeting of Shareholders. The Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

PRO-DEX, INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED JUNE 30, 2026

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

ITEM 1. BUSINESS

Company Overview

Pro-Dex, Inc. (“Company,” “Pro-Dex,” “we,” “our,” “us”) specializes in the design, development, and manufacture of autoclavable, battery-powered and electric, multi-function surgical drivers and shavers used primarily in the orthopedic, thoracic, and craniomaxillofacial (“CMF”) markets. We have patented adaptive torque-limiting technology and proprietary sealing solutions that appeal to our customers, primarily medical device distributors. Additionally, we provide engineering, quality and regulatory consulting services to our customers. We also manufacture and sell rotary air motors to a wide range of industries; however, these motors comprise a de minimis portion of our business. Beginning in fiscal 2026, we began selling precision machined parts and assemblies for the aerospace and defense industries through our newly acquired subsidiary, Advanced Precision Machining, LLC (“APM”).

We were incorporated in Colorado in 1994. In August 2020, we formed a wholly owned subsidiary, PDEX Franklin, LLC (“PDEX Franklin”), to hold title for an approximate 25,000 square foot industrial building in Tustin, California (the “Franklin Property”) that we acquired on November 6, 2020, in order to allow for the continued growth of our business. This subsidiary has no separate operations.

In February 2026, we acquired APM, a manufacturer located in Costa Mesa, California. APM manufactures several of our machined sub-assemblies and also manufactures parts and assemblies for the aerospace and defense industries. In addition, it serves as a Prime Contractor for the U.S. Government and therefore maintains registrations under the International Traffic in Arms Regulations (“ITAR”) as well as a Joint Certification Program (“JCP”) certification. The consolidated financial statements include the accounts of the Company, PDEX Franklin and APM and all significant inter-company accounts and transactions have been eliminated.

Our principal headquarters are located at 2361 McGaw Avenue, Irvine, California 92614 and our phone number is 949-769-3200. Our corporate Internet address is www.pro-dex.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, amendments to those reports, and certain other Securities and Exchange Commission (“SEC”) filings, are available free of charge through our website as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC. In addition, our Code of Ethics and other corporate governance documents may be found on our website at the Internet address set forth above. Our filings with the SEC may also be read and copied at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov and company specific information at www.sec.gov/edgar/searchedgar/companysearch.html.

All years relating to financial data herein shall refer to fiscal years ended June 30, unless indicated otherwise.

Description of Business

The majority of our revenue is derived from designing, developing and manufacturing surgical devices for the medical device industry. The proportion of total sales by type is as follows (in thousands, except percentages):

	Years Ended June 30,
	2026		2025
	(In thousands)
		% of Revenue		% of Revenue
Medical Devices	62,098	80%	47,747	72%
Industrial and Scientific	1,513	2%	861	1%
NRE & Prototypes	1,650	2%	698	1%
Repairs	12,540	16%	18,586	28%
Discounts & Other	(253)	—	(1,299)	(2%)
Total Sales	77,548	100%	66,593	100%

Our medical device products utilize proprietary designs, are developed by us primarily under exclusive development and supply agreements and are currently machined in our Irvine, California facility, and assembled in our Tustin, California facility, as are our rotary air motors. Our medical device products are sold primarily to original equipment manufacturers and our air motors are sold to a wide range of distributors and end users. We also manufacture and sell precision machined parts and assemblies for the aerospace and defense industries through our newly acquired subsidiary APM.

In fiscal 2026, our top three customers accounted for 92% of our sales compared to 94% in fiscal 2025. In fiscal 2026, we had one customer, included in both medical device and repairs revenue above, that accounted for 78% of sales with our next largest customer accounting for 8% of sales. This compares to fiscal 2025, when these same two customers accounted for 75% and 12%, respectively, of our total sales. In many cases, including our largest customers, disclosure of customer names is prohibited by confidentiality agreements with such entities. We have no plans to discontinue the sales relationships with our existing significant customers, nor does management have any knowledge that any existing significant customer intends to terminate its relationship with us.

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

Simultaneously, we are working to build top-line sales through active proposals of new medical device products with new and existing customers and/or acquisitions of other businesses. Our patented adaptive torque-limiting software has been very well received in the CMF and thoracic markets.

The majority of the raw materials and components used to manufacture our products are purchased and are available from several sources, including through our own in-house machining capabilities. Portescap, Fischer Connectors, and Tadiran Batteries are examples of key suppliers. We have no exclusive arrangements with any of our suppliers, but in several instances only one supplier is used for certain high-value components. In most of such instances, secondary suppliers have been identified, although it is likely that any transition to a new or different supplier would result in a delay in the supply chain. We consider our relationships with our suppliers and manufacturers to be good, however, beginning in fiscal 2025, some of our suppliers began passing along tariff charges and we have passed these tariffs on to some of our customers. We do not intend to terminate any such relationship at this time, nor does management have knowledge that any supplier or manufacturer intends to terminate its relationship with us.

Our commitment to product design, manufacturing, and quality systems are supported by our compliance with several regulatory agency requirements and standards. We hold a U.S. Food and Drug Administration (“FDA”) Establishment Registration and a State of California Device Manufacturing License (Department of Public Health Food and Drug Branch) with respect to our Irvine and Tustin, California facilities. In addition, both facilities produce products that are certified to ISO 13485:2016, Medical Device Directive 93/42/EEC – Annex II. APM produces products that are certified to AS9100D & ISO 9001:2015.

At June 30, 2026, we had a backlog of $32.9 million compared with a backlog of $50.4 million at June 30, 2025. Our backlog represents firm purchase orders received and acknowledged from our customers and does not include all revenue expected to be generated from existing customer contracts. Substantially all of our backlog at June 30, 2026, as well as certain purchase orders received subsequent to June 30, 2026, are expected to be delivered during fiscal 2027. We have experienced, and may continue to experience, variability in our new order bookings due to, among other reasons, the launch of new products, the timing of customer orders based on end-user demand, and customer inventory levels. We do not typically experience seasonal fluctuations in our shipments and revenues.

Segments

We have only one operating segment as our business is currently operated. We have reached this conclusion because our Chief Executive Officer (“CEO”) allocates resources, assesses performance, and manages our business as one segment. Additionally, 98% of our business in fiscal 2026 relates to designing, manufacturing, and repairing medical devices. We primarily design, sell, and repair handheld medical devices and accessories. We provide medical devices, NRE and proto-type services, as well as repairs to all our customers. The CEO utilizes consolidated operating income to analyze our business operations.

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

In certain instances, we may share research and development costs with our customers by billing for non-recurring engineering (“NRE”) services often provided for under development portions of certain contracts. Revenue recognized for NRE services represented 2% and 1% of our revenue, respectively, during fiscal 2026 and 2025.

During the fiscal years ended June 30, 2026 and 2025, we incurred research and development expenses amounting to $3.3 million and $3.6 million, respectively, which costs exclude labor and related expenses of approximately $82,000 and $73,000 in fiscal 2026 and 2025, respectively, that were reimbursed by our customers through billings for NRE services.

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

Our employee turnover for the fiscal years ended June 30, 2026 and 2025 was 21% and 16%, respectively. We consider the turnover rate a valuable metric to measure the effectiveness of our programs and to assist in developing new programs.

Employees

At June 30, 2026 we had 206 employees, five of whom were part time, and all but four were working at our facilities in California. At June 30, 2025 we had 181 employees, two of whom were part time, and all were working at one or both of our facilities in Irvine, California and Tustin, California. None of our employees are a party to any collective bargaining agreements with us. We consider our relationships with our employees to be good.

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

APM operates a manufacturing facility located in Costa Mesa, California and manufactures precision machined components and assemblies for the medical, aerospace and defense industries, including parts and assemblies for aerospace and defense systems. In addition, APM serves as a Prime Contractor for the U.S. Government and, as such, maintains registrations under ITAR and a JCP certification. The regulatory requirements may include U.S. export control and sanctions regimes, including ITAR and the Export Administration Regulations (“EAR”), as well as other laws and regulations that apply to the performance of U.S. government contracts. A change in such laws or regulations at any time may have an adverse effect on our operations.

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

Management believes that each of our facilities has manufacturing systems and processes that are based on established Quality Management System standards. In addition, we believe that both our Irvine, California and Tustin, California facilities are compliant with applicable Good Manufacturing Practices promulgated by the FDA and are compliant with applicable ISO standards set forth by the International Organization for Standardization. We similarly believe that our Costa Mesa, California facility is compliant with applicable ISO standards set forth by the International Organization for Standardization.

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

In fiscal 2026, our top three customers accounted for 92% of our sales, with our current largest customer accounting for 78% of our sales. This customer has made purchase commitments to us through a supply agreement to purchase surgical handpieces through calendar 2028, and has placed purchase orders for deliveries in 2027, but there can be no assurance that this customer will extend purchase commitments to us beyond that date. The loss of, or a material reduction in purchases from, this customer or any of our other significant customers would severely impact us, including having a material adverse effect on our business, financial condition, cash flows, revenue, and results of operations.

A substantial portion of our business is derived from our core business area that, if not serviced properly, may result in a material adverse impact upon our business, financial condition, and results of operations.

In fiscal 2026, we derived 98% of our revenue from sales of our medical device products and related services. We believe that a primary factor in the market acceptance of our products and services is the value they create for our customers. Our future financial performance will depend in large part on our ability to continue to meet the increasingly sophisticated needs of our customers through the timely development, and successful introduction and implementation, of new and enhanced products and services, while at the same time continuing to provide the value our customers have come to expect from us. We have historically expended a significant percentage of our revenue on product development and believe that significant continued product development efforts will be required to sustain our growth. Continued investment in our sales and marketing efforts will also be required to support future growth.

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

We hold our cash balances with several financial institutions which are subject to risks, which may include failure or other circumstances that limit our access to deposits or other banking services. For example, in March 2023, Silicon Valley Bank (“SVB”) was unable to continue their operations and the Federal Deposit Insurance Corporation (“FDIC”) was appointed as receiver for SVB. If similar failures in financial institutions occur where we hold deposits, we could experience additional risk. Any such loss or limitation on our cash and cash equivalents would adversely affect our business.

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

We invest a portion of our excess capital in marketable securities, including equity securities of publicly traded companies. At June 30, 2026, the fair value of our investments was approximately $1.7 million. While we intend to hold our investments until such time as we believe it is appropriate to sell them in accordance with our overall investment policy, we may have unexpected cash requirements that could necessitate the sale of some or all of these investments for a loss. Additionally, these investments are subject to changes in their valuation, and are recorded at their estimated fair value at each measurement date, with unrealized gains and losses presented in other income (expense) in our consolidated income statements, which can result in material upward or downward non-cash adjustments to our income from quarter-to-quarter.

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

As part of our strategy, we are actively exploring acquisition opportunities. We have acquired, and may acquire in the future, businesses, products, and technologies that complement or expand our current operations. Acquisitions could require significant capital investments and require us to integrate with companies that have different cultures, management teams, and business infrastructure. Depending on the size and complexity of an acquisition, our successful integration of the acquisition could depend on several factors, including:

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

As of August 20, 2026, two of our directors, Nicholas J. Swenson and Raymond E. Cabillot, directly or indirectly, controlled voting power over approximately 40% (32% and 8%, respectively) of the outstanding shares of our common stock. As a result of such voting control, these directors will have significant influence over all matters submitted to our shareholders for approval, including the election of our directors and other corporate actions, and may have interests that conflict with our interests and the interests of other shareholders.

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

Many of our products are complex and technologically advanced. Such products may, from time to time, be the subject of claims concerning product performance and construction, including warranty and patent infringement claims. While we are committed to investigating such concerns and correcting them, there is no assurance that solutions will be found on a timely basis, if at all, to satisfy customer demands or to avoid potential claims or litigation. Also, due to the location of our facilities, as well as the nature of our business activities, there is a risk that we could be subject to litigation related to environmental remediation claims. Additionally, from time to time, including currently, we are involved in various labor claims or other personnel matters. We maintain insurance to protect against claims associated with the manufacture and use of our products as well as environmental pollution and employment practices, but there can be no assurance that our insurance coverage will adequately cover any claim asserted against us.

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

Our evaluation of internal controls and remediation of potential problems is costly and time-consuming and we have previously identified material weaknesses in our internal control over financial reporting. Failure to achieve and maintain effective internal control over financial reporting could materially and adversely affect our business, results of operations, financial condition, and stock price.

Section 404 of the Sarbanes-Oxley Act of 2002, as amended, requires management’s assessment of the effectiveness of our internal control over financial reporting. This process is expensive and time consuming and requires significant attention of management. For example, we identified material weaknesses in our internal control over financial reporting as of June 30, 2024, and June 30, 2023.

In fiscal 2025 and 2024, we implemented remediation plans designed to address our June 30, 2024 and 2023, material weaknesses, which were both time consuming and costly. We completed the remediation of the previously identified material weaknesses, and as described in Item 9A of this report, management concluded that our internal control over financial reporting was effective as of June 30, 2026.

Notwithstanding the foregoing, we cannot be certain that additional material weaknesses or significant deficiencies in our internal control over financial reporting will not be identified or occur in the future. If additional material weaknesses or significant deficiencies in our internal control are discovered or occur in the future, our consolidated financial statements may contain material misstatements and we could be required to restate our financial results.

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

Our acquisition of APM may increase our exposure to complex export control and government contracting requirements, the violation of which could have a material adverse effect on our business.

As a result of our acquisition of APM in February 2026, we have increased exposure to defense and aerospace-related customers, programs, products and/or technical data. APM operates a manufacturing facility located in Costa Mesa, California and manufactures precision machined components and assemblies for the medical, aerospace and defense industries, including parts and assemblies for aerospace and defense systems. In addition, APM serves as a Prime Contractor for the U.S. Government and, as such, maintains registrations under ITAR and a JCP certification.

As a result, we may become subject to additional and more complex regulatory requirements than those historically applicable to our business. These requirements may include U.S. export control and sanctions regimes, including ITAR and EAR, as well as other laws and regulations that apply to the performance of U.S. government contracts. A change in such laws or regulations at any time may have an adverse effect on our operations.

These statutes and regulations can be complex and subject to diverse, often conflicting, interpretations, which may change over time. Compliance may require us to implement and maintain additional policies, procedures, training, and internal controls, and to devote significant management attention and resources to compliance activities. In addition, we may be required to obtain and maintain registrations, certifications, licenses, authorizations or approvals; monitor and restrict access to controlled items, information and technology; and comply with flow-down requirements imposed by customers and government agencies in connection with government-funded or government-related programs.

If we fail to comply with export control, sanctions, or government contracting requirements (including requirements associated with APM’s ITAR registration and JCP certification), we could be subject to civil and criminal penalties, including fines, the loss, suspension or limitation of export privileges, the loss, suspension, limitation, or non-renewal of certifications or registrations, the imposition of enhanced compliance measures, contract termination, the loss of government contract opportunities, or suspension or debarment from doing business with the U.S. government or from participating in government-funded programs. The penalties for non-compliance could range from an administrative warning to termination of a portion of our business. Furthermore, even if we are subsequently determined to have fully complied with applicable laws or regulations, the costs to achieve such a determination and the intervening loss of business could adversely affect or result in the cessation of a portion of our business.

In addition, the APM acquisition was completed in large part to support expansion of our business and to support increased demand resulting from a contract extension with our largest customer, and APM’s Costa Mesa facility provides machined assemblies to service that customer while also providing machining to other customers primarily in the defense and aerospace industries. To the extent this increases our reliance on defense-related or government-funded demand or increases our exposure to a limited number of significant customer relationships, our revenue may become more sensitive to government budgets, appropriations, procurement priorities, and political and policy shifts, as well as to the continuation, renewal, or termination of key customer arrangements. Any reduction, delay, or cancellation of spending or programs affecting such customers, or any contract termination or loss of relevant registrations or certifications, could have a material adverse effect on our business, financial condition, and results of operations.

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

These processes are integrated into our broader enterprise risk management activities overseen by management and the Board. We also maintain processes designed to identify and manage material risks from cybersecurity threats associated with our use of third-party service providers, including through our engagement of, and coordination with, our outsourced information technology and security partners

Governance

Cybersecurity risks are overseen by the full Board of Directors and the Audit Committee as part of their regular oversight. We amended our Audit Committee charter in fiscal 2026 to incorporate cybersecurity and technology duties and responsibilities. Additionally, members of the Board and Audit Committee are encouraged to engage in ad hoc conversations with management on cybersecurity related updates to our risk management and strategy. Cybersecurity incidents are reported to the Chief Financial Officer to determine incident severity and response. Incidents that are assessed to present heightened risk or potential materiality are escalated to appropriate members of management and reported, as appropriate, to the Audit Committee and/or the full Board for oversight purposes. In evaluating potential materiality, management considers, among other things, the nature and scope of the incident and the potential impact on our business strategy, results of operations and financial condition. In an effort to deter and detect cyber threats, we also provide all employees with access to digital assets with an ongoing cybersecurity awareness training program, which further educates employees and covers timely and relevant topics, including phishing, password protection, asset use and mobile security.

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

Our Franklin Property, located at 14401 Franklin Avenue, Tustin, California 92780, is used primarily for our assembly and repairs operations. We purchased this 25,000 square foot facility in November 2020 from an unrelated third party, with the majority of the purchase price financed by a property loan (See Notes 6 and 9 of the consolidated financial statements contained elsewhere in this report). The building is a one-story, stand-alone structure of concrete “tilt-up” construction, approximately 45 years old and in good condition.

Our APM facility located at 1649 Monrovia Avenue, Costa Mesa, California 92627 is represented by three approximately 2,500 square foot adjacent facilities leased from an unrelated third party at a lease rate of approximately $17,000 per month through December 31, 2026.

We believe that our facilities are adequate for our current and expected future needs and are in full compliance with applicable state, EPA and other agency environmental standards.

ITEM 3. LEGAL PROCEEDINGS

See Note 11 to the consolidated financial statements contained elsewhere in this report.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted under the symbol “PDEX” on the Nasdaq Capital Market (“NASDAQ”).

Holders

As of September 2, 2026, there were 136 holders of record of our common stock. This number does not include beneficial owners including holders whose shares are held in nominee, or “street,” name.

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

Repurchases

During the fourth quarter of fiscal 2026 and 2025, we repurchased 10,476 and 0 shares of our common stock, respectively, at an aggregate cost of $600,000 and $0, respectively, through Board approved prearranged share repurchase plans intended to qualify for the safe harbor under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

During the three-month period ended June 30, 2026, repurchases under the Board approved stock repurchase programs were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2026 to April 30, 2026	3,852	$51.94	3,852	240,608
May 1, 2026 to May 31, 2026	3,666	$54.58	3,666	236,942
June 1, 2026 to June 30, 2026	2,958	$67.63	2,958	233,984

All shares were purchased under the share repurchase program that our Board of Directors approved in December 2019, which authorizes the repurchase of up to 1,000,000 shares of our common stock. All repurchases were made pursuant to a prearranged trading plan intended to qualify for the safe harbor under Rule 10b5-1 under the Exchange Act

ITEM 6. RESERVED

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

Overview

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of our results of operations and financial condition for the fiscal years ended June 30, 2026 and 2025.

We specialize in the design, development, and manufacture of autoclavable, battery-powered and electric, multi-function surgical drivers and shavers used primarily in the orthopedic, thoracic, and CMF markets. Additionally, we provide engineering, quality, and regulatory consulting services to our customers. We also sell rotary air motors to a wide range of industries; however, these motors comprise a de minimis portion of our business. Beginning in fiscal 2026, we began selling precision machined parts and assemblies for the aerospace and defense industries through our newly acquired subsidiary, APM. Our products are found in hospitals, medical engineering labs, scientific research facilities, and high-tech manufacturing operations around the world. We are headquartered in Irvine, California.

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

Revenue Recognition

Under Accounting Standards Update (“ASU”) 2014-09, (Topic 606) “Revenue From Contracts with Customers,” we recognize revenue from the sales of products and services by applying the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied. We primarily sell finished products and recognize revenue at point of sale or delivery. However, we also perform services when we are engaged to design a product for a customer and there is more judgment involved in determining the amount and timing of revenue recognition under those types of contracts. In fiscal 2026, the revenue from NRE and prototype services represents approximately 2% of total revenue.

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

Investments

Investments currently consist of marketable equity securities of publicly held companies as well as preferred stock of a private company. The investments were made to realize a reasonable return, although there is no assurance that positive returns will be realized. Investments are marked to market at each measurement date, with unrealized gains and losses presented in other income (expense) in our consolidated income statements. Some of our investments include the common stock of public companies that are thinly traded. Certain of these investments are classified as long-term in nature, as we may not be able to liquidate the investments in a timely manner even if we wish to sell them. All of our investments were subject to a valuation analysis as of June 30, 2026 and 2025.

Long-lived Assets & Intangible Assets

We review the recoverability of long-lived assets, consisting of building, equipment, and improvements, and definite-lived intangibles when events or changes in circumstances occur that indicate carrying values may not be recoverable. We assess the impairment of indefinite-lived intangibles annually, and more frequently, if events or changes in circumstances indicate that it is more likely than not that the asset is impaired.

Building, equipment, and improvements are recorded at historical cost and definite-lived intangibles are recorded at estimated fair value and depreciation is provided using the straight-line method over the following periods:

Building	Thirty years
Equipment Tradename Customer relationships	Three to ten years Seven years Ten years
Improvements	Shorter of the remaining life of the underlying building, lease term, or the asset’s estimated useful life

Business Combinations

Accounting for a business combination requires us to estimate the fair value of consideration paid and the individual assets acquired and liabilities assumed, which involves a number of judgments, assumptions and estimates that could materially affect the amount and timing of costs recognized in subsequent periods. We estimate the fair value of assets acquired, and liabilities assumed based upon assumptions we believe to be reasonable, but which are inherently uncertain and, as a result, actual results may differ from estimates. Estimates associated with the accounting for acquisitions may change as additional information becomes available. Due to the subjectivity of and reliance on forward-looking inputs, these acquisition-related estimates qualify as critical accounting estimates.

Income Taxes

We recognize deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of our assets and liabilities, along with net operating loss and tax credit carryovers. Deferred tax assets and liabilities at June 30, 2026 and 2025 consisted primarily of basis differences related to unrealized gain/loss related to investments, stock-based compensation, fixed assets, accrued expenses and inventories. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

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

Results of Operations for the Fiscal Year Ended June 30, 2026 Compared to the Fiscal Year Ended June 30, 2025

The following tables set forth results from operations for the fiscal years ended June 30, 2026 and 2025:

	Years Ended June 30,
	2026		2025
	Dollars in thousands
		% of Net Sales		% of Net Sales
Net sales	77,548	100%	66,593	100%
Cost of sales	53,213	69%	47,083	71%
Gross profit	24,335	31%	19,510	29%
Selling expenses	516	—	344	—
General and administrative expenses	7,483	10%	4,841	7%
Research and development costs	3,345	4%	3,636	6%
Total operating expenses	11,344	14%	8,821	13%
Operating income	12,991	17%	10,689	16%
Other income (expense), net	5,024	6%	1,369	2%
Income before income taxes	18,015	23%	12,058	18%
Income tax expense	4,353	6%	3,080	5%
Net income	13,662	17%	8,978	13%

Net Sales

The majority of our revenue is derived from designing, developing, manufacturing and repairing powered surgical instruments for medical device original equipment manufacturers. We also manufacture and sell rotary air motors to a wide range of industries and precision machined parts and assemblies for the aerospace and defense industries through our newly acquired subsidiary APM. The proportion of total sales by product/service type is as follows:

	Years Ended June 30,				Increase (Decrease) From 2025 To 2026
	2026		2025
	Dollars in thousands
		% of Net Sales		% of Net Sales
Net sales:
Medical Devices	$62,098	80%	$47,747	72%	30%
Industrial and Scientific	1,513	2%	861	1%	76%
NRE & Prototype services	1,650	2%	698	1%	136%
Repairs	12,540	16%	18,586	28%	(33%)
Discounts & Other	(253)	—	(1,299)	(2%)	(81%)
	$77,548	100%	$66,593	100%	16%

Net sales in fiscal 2026 increased by $11.0 million, or 16%, as compared to fiscal 2025, due primarily to an increase in medical device revenue of $14.4 million, offset by a decrease in repair revenue of $6.0 million. Details of our medical device sales by type is as follows:

	Years Ended June 30,				Increase (Decrease) From 2025 To 2026
	2026		2025
	Dollars in thousands
		% of Total		% of Total
Medical Device sales:
Orthopedic	$48,804	79%	$33,542	70%	46%
CMF	11,233	18%	9,943	21%	13%
Thoracic	2,061	3%	4,262	9%	(52%)
Total	$62,098	100%	$47,747	100%	30%

Sales of our medical device products increased $14.4 million, or 30%, during fiscal 2026 as compared to fiscal 2025. Our medical device revenue to our largest customer, included in orthopedic sales above, increased $15.3 million, compared to the prior fiscal year due primarily to the launch of that customer’s next generation handpiece. As previously disclosed, our largest customer executed a contract amendment which extends the contract through 2028 and also provides for higher volumes of their newest surgical handpiece. Therefore, we expect to see similar levels of revenue reported in orthopedic sales through 2028. During fiscal 2026, thoracic sales decreased by $2.2 million to $2.1 million, down from $4.3 million in fiscal 2025. Recurring revenue from distributors of CMF drivers increased $1.3 million in fiscal 2026 compared to fiscal 2025. We do not have much visibility into our customers’ distribution networks, but these fluctuations are within expected levels.

Industrial and scientific sales increased $652,000, or 76%, for fiscal 2026 compared to fiscal 2025 primarily due to the inclusion of APM sales from the acquisition date of February 9, 2026.

Sales of our NRE & prototype services increased $952,000, or 136%, during fiscal 2026 as compared to fiscal 2025 and relates to an increase in the number of billable engagements for various NRE projects undertaken for our customers.

Our fiscal 2026 repair revenue decreased approximately $6.0 million, or 33%, to $12.5 million, as compared to fiscal 2025, due to decreased repairs of the legacy orthopedic handpiece we sold to our largest customer. This decrease relates to the customers transition to their next generation handpiece. We anticipate that repair revenue may continue to decline in future periods as this customer continues to transition to the next generation handpiece in lieu of enhancements of the legacy handpiece. However, beginning in fiscal 2027 we expect to commence billable repairs of our customer’s next generation handpiece but we do not know yet at what volumes.

At June 30, 2026, we had a backlog of $32.9 million compared with a backlog of $50.4 million at June 30, 2025. Our backlog represents firm purchase orders received and acknowledged from our customers and does not include all revenue expected to be generated from existing customer contracts. Substantially all of our backlog at June 30, 2026, as well as certain purchase orders received subsequent to June 30, 2026, are expected to be delivered during fiscal 2027. We have experienced, and may continue to experience, variability in our new order bookings due to, among other reasons, the launch of new products, the timing of customer orders based on end-user demand, and customer inventory levels. While the June 30, 2026 backlog is significantly less than the backlog from one year ago, we attribute this simply to timing. We do not typically experience seasonal fluctuations in our shipments and revenues.

Cost of Sales and Gross Margin

	Years Ended June 30,				Increase (Decrease) From 2025 To 2026
	2026		2025
	Dollars in thousands
		% of Net Sales		% of Net Sales
Cost of sales:
Product cost	50,151	65%	44,302	67%	13%
Under absorption of manufacturing overhead	1,940	3%	2,517	4%	(23%)
Inventory and warranty charges	1,122	1%	264	—	325%
Total cost of sales	53,213	69%	47,083	71%	13%

Cost of sales in fiscal 2026 increased $6.1 million, or 13%, from fiscal 2025, primarily due to the increase in product costs, consistent with the 16% increase in net sales. During fiscal 2026, we experienced $2.0 million of under-absorption of manufacturing costs compared to $2.5 million in fiscal 2025. Costs related to inventory and warranty charges increased $858,000 in fiscal 2026 compared to fiscal 2025, primarily due to increased inventory reserves relating to a complex machined part used in our largest customer’s next generation handpiece.

Operating Expenses

	Years Ended June 30,				Increase (Decrease) From 2025 To 2026
	2026		2025
	(Dollars in thousands)
		% of Net Sales		% of Net Sales
Operating expenses:
Selling expenses	516	—	344	—	50%
General and administrative expenses	7,483	10%	4,841	7%	55%
Research and development costs	3,345	4%	3,636	6%	(8%)
	11,344	14%	8,821	13%	29%

Selling expenses consist of salaries and other personnel-related expenses related to our business development department, as well as trade show attendance, advertising and marketing expenses, and travel and related costs incurred in generating and maintaining customer relationships. Selling expenses increased $172,000, or 50%, compared to fiscal 2025, primarily due to a $349,000 bad debt expense offset by reduced personnel and advertising expenses of $80,000 and $92,000, respectively.

General and administrative expenses (“G&A”) consist of salaries and other personnel-related expenses for corporate, accounting, finance, and human resource personnel, as well as costs for outsourced information technology services, professional fees, directors’ fees, and costs associated with being a public company. Fiscal 2026 G&A expenses increased $2.6 million, or 55%, compared to fiscal 2025, primarily due to $449,000 in increased bonus accruals, $620,000 in increased personnel costs, $668,000 related to APM’s separate general and administrative expenses since the date of acquisition, $500,000 in non-recurring consulting fees paid to the former owner of APM and $133,000 in increased non-cash equity compensation expense.

Research and development costs generally consist of salaries, employer-paid benefits, and other personnel- related costs of our engineering and support personnel, as well as allocated facility and information technology (“IT”) costs, professional and consulting fees, patent-related fees, lab costs, materials, and travel and related costs incurred in the development and support of our products. Fiscal 2026 research and development costs decreased $291,000 from fiscal 2025 due to a $155,000 reduction in legal expenses related to intellectual property matters and $76,000 and $35,000 in decreased recruiting and IT expenses, respectively, as well as increased spending on billable project expenditures which get reclassified to cost of sales. The majority of our research and development expenditures incurred in fiscal 2026 and 2025 relates to our sustaining activities related to products we currently manufacture and sell. Typical examples of sustaining engineering activities include, but are not limited to, end-of-life component replacement, especially in electronic components found in our printed circuit board assemblies, analysis of customer complaint data to improve process and design, and replacement and enhancement of tooling and fixtures used in the machine shop, assembly operations, and inspection areas to improve efficiency and through-put.

Other Income (Expense)

Interest and Dividend Income

Our interest and dividend income earned in fiscal 2026 and 2025 includes income earned from our interest-bearing money market accounts and portfolio of equity investments.

Gain on marketable investments, net

As described in Note 5 to the consolidated financial statements contained elsewhere in this report, during the second quarter of fiscal 2026, Zimmer Biomet acquired Monogram Technologies, Inc. (“Monogram”) and upon consummation of the acquisition we received proceeds of $8.9 million and realized a gain on our investment of $6.8 million. Additionally, during the third quarter ended March 31, 2026, Monogram successfully completed the first of five milestones such that we earned and recorded an additional gain in the amount of $2.3 million. During fiscal 2025, we sold some of the stocks in our portfolio of equity investments receiving proceeds of $1.9 million and recording a gain on the sale in the amount of $595,000. In addition to these realized gains, during fiscal 2026 and 2025, we also recorded unrealized gains and losses to adjust our investment holdings to estimated fair value as well as eliminating the previously recorded unrealized gains on our Monogram investment during the second quarter of fiscal 2026 in conjunction with recording the realized gain.

Interest Expense

Interest expense incurred in fiscal 2026 and 2025 consists primarily of interest expense related to our debt with UMB Bank N.A. (“UMB”) described more fully in Note 9 to the consolidated financial statements contained elsewhere in this report.

Income Taxes

The effective tax rate for the fiscal years ended June 30, 2026 and 2025 was 24% and 26%, respectively. Our effective tax rate is slightly lower in fiscal 2026 compared to 2025 due to our expansion into Florida and Indiana for income tax purposes, which states have a lower state income tax rate than California.

Liquidity and Capital Resources

The following table is a summary of our Statements of Cash Flows and Cash and Working Capital as of and for the fiscal years ended June 30, 2026 and 2025:

	As of and for the Years Ended June 30,
	2026	2025
	(In thousands)
Cash provided by (used in):
Operating activities	$7,242	$(1,682)
Investing activities	$3,913	$(238)
Financing activities	$(3,382)	$(292)

Cash, cash equivalents and working capital:
Cash and cash equivalents	$8,192	$419
Working capital	$40,265	$32,666

Cash Flows from Operating Activities

Cash provided by operating activities during fiscal 2026 totaled $7.2 million. Our net income was $13.7 million, which includes $5.7 million of net gains on equity investments, as well as $1.4 million of depreciation and amortization and $688,000 of non-cash stock compensation. Additionally, at June 30, 2026 compared to June 30, 2025, our accounts receivable increased by $4.7 million corresponding with our increased revenue, offset by our inventory decreasing by $1.6 million.

Cash used in operating activities during fiscal 2025 totaled $1.7 million. Our net income was $9.0 million, which included $2.1 million of gains on certain equity investments, as well as $1.2 million of depreciation and amortization and $555,000 of non-cash stock compensation. Additionally, at June 30, 2025 compared to June 30, 2024, our accounts receivable increased by $2.5 million corresponding with our increased revenue, our income tax accounts reflected a $1.5 million outlay of cash mostly related to higher estimated income tax payments, and our inventory increased by $6.9 million in anticipation of increased sales to support our largest customer’s release of their next generation orthopedic handpiece.

Cash Flows from Investing Activities

Net cash provided by investing activities for fiscal 2026 was $3.9 million and relates primarily to the proceeds received from the Zimmer Biomet acquisition of Monogram previously disclosed in the amount of $11.2 million offset by our acquisition of APM in the amount of $6.5 million described further in Note 3 to the consolidated financial statements contained elsewhere in this report. Additionally, we spent $483,000 on the purchase of capital equipment and $350,000 related to Series A Preferred Stock of a privately held technology company.

Net cash used in investing activities in fiscal 2025 was $238,000. During the 2025 fiscal year, we made capital expenditures in the amount of $1.2 million and exercised warrants to purchase common stock and preferred stock of Monogram for cash in the amount of $899,000 (See Note 5 to the consolidated financial statements contained elsewhere in this report) offset by proceeds of $1.9 million from the sales of marketable equity securities.

Cash Flows from Financing Activities

Net cash used in financing activities for fiscal 2026 totaled $3.4 million and relates primarily to the repurchase of 79,898 shares of our common stock pursuant to our share repurchase program.

Net cash used in financing activities for fiscal 2025 totaled $292,000 and included $3.5 million in net borrowings on various notes payable to UMB, more fully described in Note 9 to the consolidated financial statements contained elsewhere in this report, offset by $3.5 million related to the repurchase of 130,148 shares of our common stock pursuant to our share repurchase program, as well as payment of $305,000 of employee payroll taxes related to the award of 40,000 shares of common stock to employees under previously granted performance awards.

Liquidity Requirements for the Next 12 Months

 As of June 30, 2026, our working capital was $40.3 million. We currently believe that our existing cash and cash equivalent balances, together with our account receivable balances, and anticipated cash flows from operations will provide us sufficient funds to satisfy our cash requirements as our business is currently conducted for at least the next 12 months. We may also liquidate some or all of our investment portfolio or borrow against our revolving loan with UMB (See Note 9 to consolidated financial statements contained elsewhere in this report), under which we had availability of $11.0 million as of June 30, 2026.

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

The Investment Committee is comprised of Messrs. Swenson (Chair), Cabillot, and Van Kirk. Both Mr. Cabillot and Mr. Swenson are active investors with extensive portfolio management expertise. We leverage the experience of these committee members to make investment decisions for the investment of our surplus operating capital or borrowed funds. Additionally, many of our securities holdings include stocks of public companies that either Messrs. Swenson or Cabillot or both may own from time to time either individually or through the investment funds that they manage, or other companies whose boards they sit on. The Investment Committee approved each of the investments comprising the $1.7 million of investments held at June 30, 2026, which amount includes unrealized holding losses in the amount of $97,000 at June 30, 2026.

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

During the fiscal year ended June 30, 2026, we repurchased 79,898 shares at an aggregate cost, inclusive of fees under the Plan, of $3.4 million. During the fiscal year ended June 30, 2025, we repurchased 130,148 shares at an aggregate cost, inclusive of fees under the Plan, of $3.5 million. On a cumulative basis, since 2013 we have repurchased a total of 1,591,395 shares under the share repurchase programs at an aggregate cost, inclusive of fees under the Plan, of $27.6 million. All repurchases under the 10b5-1 Plans were administered through an independent broker.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide this information.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PRO-DEX, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors

Pro-Dex, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Pro-Dex, Inc. (the “Company”) as of June 30, 2026 and 2025, the related consolidated statements of income, shareholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 2026 and 2025, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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
September 3, 2026

We have served as the Company’s auditor since 2003.

PRO-DEX, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 30,
	2026	2025
ASSETS
Current assets:
Cash and cash equivalents	$8,192	$419
Investments	1,150	6,740
Accounts receivable, net of allowance for credit losses of $349 and $0 at June 30, 2026 and 2025, respectively	21,205	16,433
Deferred costs	70	24
Inventory	21,458	22,213
Income taxes receivable	620	1,056
Prepaid expenses	553	410
Total current assets	53,248	47,295
Land and building, net	5,967	6,061
Equipment and improvements, net	5,373	5,153
Right of use asset, net	602	1,050
Intangibles, net	686	26
Deferred income taxes, net	1,544	1,415
Investments	504	148
Goodwill	6,525	—
Other assets	60	44
Total assets	$74,509	$61,192

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,262	$4,614
Accrued liabilities	4,366	3,479
Income taxes payable	124	186
Deferred revenue	26	202
Notes payable	4,205	6,148
Total current liabilities	12,983	14,629
Non-current liabilities:
Lease liability, net of current portion	627	685
Notes payable, net of current portion	13,266	9,246
Total non-current liabilities	13,893	9,931
Total liabilities	26,876	24,560

Commitments and Contingencies (Note 11):

Shareholders’ equity:
Common stock, no par value, 50,000,000 shares authorized; 3,186,135 and 3,261,043 shares issued and outstanding at June 30, 2026 and 2025, respectively	—	704
Retained earnings	47,633	35,928
Total shareholders’ equity	47,633	36,632
Total liabilities and shareholders’ equity	$74,509	$61,192

See notes to consolidated financial statements.

PRO-DEX, INC. AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENTS

(In thousands, except share and per share data)

	Years Ended June 30,
	2026	2025

Net sales	$77,548	$66,593
Cost of sales	53,213	47,083
Gross profit	24,335	19,510

Operating expenses:
Selling, general and administrative expenses	7,999	5,185
Research and development costs	3,345	3,636
Total operating expenses	11,344	8,821
Operating income	12,991	10,689
Other income (expense):
Interest and dividend income	181	82
Gain on marketable equity investments, net	5,655	2,116
Interest expense	(812)	(829)
Total other income	5,024	1,369

Income before income taxes	18,015	12,058
Income tax expense	(4,353)	(3,080)

Net income	$13,662	$8,978

Basic & Diluted income per share:
Basic net income per share	$4.24	$2.73

Diluted net income per share	$4.12	$2.67

Weighted-average common shares outstanding:
Basic	3,225,884	3,287,844
Diluted	3,317,064	3,361,207

See notes to consolidated financial statements.

PRO-DEX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For The Years Ended June 30, 2026 and 2025

(In thousands, except share data)

	Common Shares
	Number of Shares	Amount	Retained Earnings	Total
Balance at June 30, 2024	3,363,412	$3,917	$26,950	$30,867
Net income	—	—	8,978	8,978
ESPP shares issued	1,593	42	—	42
Shares issued in connection with performance award vesting	40,000	—	—	—
Shares withheld from common stock issued to pay employee payroll taxes	(14,866)	(273)	—	(273)
Exercise of stock options	1,052	(33)	—	(33)
Share-based compensation	—	555	—	555
Share repurchases	(130,148)	(3,504)	—	(3,504)
Balance at June 30, 2025	3,261,043	$704	$35,928	$36,632
Net income	—	—	13,662	13,662
ESPP shares issued	2,262	85	—	85
Shares issued in connection with restricted share award vesting	3,600	—	—	—
Shares withheld from common stock issued to pay employee payroll taxes	(872)	(26)	—	(26)
Share-based compensation	—	688	—	688
Reclassification of excess share repurchases(1)	—	1,957	(1,957)	—
Share repurchases	(79,898)	(3,408)	—	(3,408)
Balance at June 30, 2026	3,186,135	$—	$47,633	$47,633

(1)	During the fiscal year ended June 30, 2026, our stock repurchases exceeded the value of cumulative common stock, and the excess has been reflected as a shareholder distribution, reducing our consolidated retained earnings.

See notes to consolidated financial statements.

PRO-DEX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$13,662	$8,978
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,394	1,239
Unrealized loss (gain) on equity investments	3,434	(1,521)
Gain on sale of investments	(9,089)	(595)
Non-cash straight-line lease amortization	(49)	(33)
Allowance for credit losses	368	—
Amortization of loan fees, net	12	9
Share-based compensation	688	555
Deferred income taxes	(129)	140
Changes in operating assets and liabilities:
Accounts receivable	(4,713)	(2,546)
Deferred costs	(46)	238
Inventory	1,630	(6,944)
Prepaid expenses and other assets	(105)	(67)
Accounts payable and accrued expenses	(12)	179
Deferred revenue	(176)	188
Income taxes	373	(1,502)
Net cash provided by (used in) operating activities	7,242	(1,682)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment and improvements	(483)	(1,246)
Purchase of APM, net of cash acquired	(6,493)	—
Purchases of investments	(350)	(899)
Proceeds from sale of investments	11,239	1,907
Net cash provided by (used in) investing activities	3,913	(238)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on notes payable, leases, and revolving loan	(23,649)	(11,528)
Proceeds from notes and revolving loan, net of fees	23,617	15,003
Repurchases of common stock	(3,408)	(3,504)
Payments of employee taxes on net issuance of common stock	(27)	(305)
Proceeds from exercise of stock options and ESPP contributions	85	42
Net cash used in financing activities	(3,382)	(292)

Net increase (decrease) in cash and cash equivalents	7,773	(2,212)
Cash and cash equivalents, beginning of year	419	2,631
Cash and cash equivalents, end of year	$8,192	$419

See notes to consolidated financial statements.

PRO-DEX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

(In thousands)

	Years Ended June 30,
	2026	2025
Supplemental disclosures of cash flow information:

Cash paid during the period for interest	$775	$818

Cash paid during the period for income taxes by jurisdiction, net of refunds:
Federal income tax payments	$3,460	$3,030
California income tax payments	2	1,427
Colorado income tax refunds	(50)	—
Florida income tax payments	570	—
Indiana income tax payments	130	—
Total income tax payments	$4,112	$4,457

Non-cash investing and financing activity:
Cashless stock option exercise	$—	$117
Promissory note issued in conjunction with APM acquisition	$2,000	$—

See notes to consolidated financial statements.

PRO-DEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.      DESCRIPTION OF BUSINESS

Pro-Dex, Inc. (“Company,” “we,” “our,” or “us”) specializes in the design, development and manufacture of autoclavable, battery-powered and electric, multi-function surgical drivers and shavers used primarily in the orthopedic, thoracic, and craniomaxillofacial markets. We have patented adaptive torque-limiting technology and proprietary sealing solutions which appeal to our customers, primarily medical device distributors. Additionally, we provide engineering, quality and regulatory consulting services to our customers. We also manufacture and sell rotary air motors to a wide range of industries; however, these motors comprise a de minimis portion of our business. Beginning in fiscal 2026 we began selling precision machined parts and assemblies for the aerospace and defense industries through our newly acquired subsidiary, Advanced Precision Machining, LLC (“APM”).

In August 2020, we formed a wholly owned subsidiary, PDEX Franklin, LLC (“PDEX Franklin”), to hold title for an approximate 25,000 square foot industrial building in Tustin, California (the “Franklin Property”) that we acquired on November 6, 2020, in order to allow for the continued growth of our business. This subsidiary has no separate operations.

As described more fully in Note 3, in February 2026, we acquired APM, a manufacturer located in Costa Mesa, California. APM manufactures several of our machined sub-assemblies and also manufactures parts and assemblies for the aerospace and defense industries. In addition, it serves as a Prime Contractor for the U.S. Government and therefore maintains registrations under the International Traffic in Arms Regulations (“ITAR”) as well as a Joint Certification Program (“JCP”) certification. The consolidated financial statements include the accounts of the Company, PDEX Franklin and APM and all significant inter-company accounts and transactions have been eliminated.

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

Revenue Recognition

Revenue from product sales is recognized as promulgated by the Financial Accounting Standards Board (“FASB”) in Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers once our contract(s) with a customer and the performance obligations in the contract have been identified, and the transaction price has been allocated to the performance obligations and revenue is recorded when (or as) we satisfy each performance obligation, generally upon shipment. At June 30, 2026, we had a backlog of $32.9 million compared with a backlog of $50.4 million at June 30, 2025. Our backlog represents firm purchase orders received and acknowledged from our customers and does not include all revenue expected to be generated from existing customer contracts.

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

PRO-DEX, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

One of our customer contracts gave rise to variable consideration due to volume rebates through the second quarter of fiscal 2026. We estimated variable consideration at the most likely amount we expected to receive from this customer. Our estimates of variable consideration were based on an assessment of our anticipated performance and all information (historical, current, and forecasted) that was reasonably available to us.

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

Estimated Losses on Product Development Services

Cost and revenue estimates related to the product development service portions of development and supply contracts are reviewed and updated quarterly. An expected loss on development service contracts is recognized immediately in cost of sales. Losses recorded in fiscal 2026 and 2025 related to these services totaled $0 and $155,000, respectively.

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

Cash and Cash Equivalents

We consider all highly liquid investments with an original maturity of ninety days or less to be cash equivalents. At June 30, 2026 and 2025, cash equivalents consisted of investments in money market funds.

Accounts Receivable

Trade receivables are stated at their original invoice amounts, less an allowance for doubtful portions of such accounts represented by expected credit losses. Management determines the allowance for credit losses based on facts and circumstances related to specific accounts and the age of accounts. As of June 30, 2026 and 2025 we had $349,000 and $0, respectively reserved as an allowance for expected credit losses, included in selling, general and administrative expenses. Trade receivables are written off when deemed uncollectible. Recoveries of trade receivables previously reserved are offset against the allowance when received.

PRO-DEX, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Leases

Our operating leases consist of our corporate headquarters located in Irvine, California as well as the APM offices located in Costa Mesa, California. In conjunction with our acquisition of APM, we acquired several financing leases related to machinery and equipment. We classify arrangements meeting the definition of a lease as operating or financing leases. Our operating leases are recorded on the consolidated balance sheets as both a right-of-use asset (“ROU”) and lease liability, calculated by discounting the fixed lease payments over the term of the lease term at the rate implicit in the lease or our incremental borrowing rate. Our financing leases are recorded on the consolidated balance sheets as equipment and improvements and lease liability. Lease liabilities are increased by interest and reduced by payments each period, and the related ROU asset or equipment is amortized over the lease term. For operating leases, interest on the lease liability and the amortization of the ROU asset result in straight-line rent expense over the lease term. Operating lease assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. Variable lease expenses are recorded when incurred. We exclude short-term leases having an initial term of 12 months or less as an accounting policy election, which includes the operating leases associated with the APM offices, and instead recognize rent expense on a straight-line basis over the term of the lease.

We assess the impairment of ROU assets and equipment and improvements when an event or change in circumstance indicates that the carrying value of such assets may not be recoverable. If an event or a change in circumstance indicates that the carrying value of an underlying leased asset may not be recoverable and the estimated fair value attributable to the asset is less than its carrying value, an impairment loss equal to the excess of the asset’s carrying value over its estimated fair value is recognized.

Deferred Costs

Deferred costs reflect costs incurred related to NRE services under the terms of the related development and/or supply contracts. These costs get recorded to cost of sales in the period that the revenue is recognized.

Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or net realizable value. Cost includes materials, labor, and manufacturing overhead related to the purchase and production of inventories. Reductions to estimated market value are recorded and charged to cost of sales when indicated based on a formula that compares on-hand quantities to both historical usage and estimated demand as of the measurement date. On an ongoing basis, we evaluate inventory for obsolescence and slow-moving items. This evaluation includes analysis of historical sales and usage, existing demand, as well as specific factors known to management. As of June 30, 2026 and 2025, our provision for excess and obsolete inventory totaled $2.1 million and $1.3 million, respectively. If actual economic trends are less favorable than those forecasted, additional future inventory write-downs may be required. As of June 30, 2026 and 2025, there was approximately $895,000 and $87,000, respectively, of inventory in-transit from suppliers.

Investments

Investments consist of marketable equity securities of publicly held companies and, as of June 30, 2026, an investment in Series A preferred stock of a private company. The investments were made to realize a reasonable return, although there is no assurance that positive returns will be realized. Investments are marked to market at each measurement date, with unrealized gains and losses presented within other income and expense on the consolidated income statement. Some of our investments consist of common stocks of public companies that are either thinly traded or we hold a significant (in excess of 5%) interest in. These investments were subject to a valuation analysis as of June 30, 2026 and 2025.

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

Goodwill & Intangibles

Goodwill is the excess of the consideration transferred over the fair value of the acquired assets and liabilities assumed in a business combination. Goodwill of $6.5 million was recognized during fiscal 2026 in conjunction with our APM acquisition described in Note 3 and will be tested for impairment annually on the first day of the fourth quarter. In evaluating goodwill for impairment, the Company may first assess the qualitative factors to determine whether it is necessary to perform a quantitative goodwill impairment test. Alternatively, the Company may bypass the qualitative assessment and apply the quantitative impairment test to determine whether the carrying value of the reporting unit exceeds the fair value of the reporting unit. Quantitative assessments of fair value rely upon various valuation methods, including market-based valuation methods or income-based valuation methods. These assessments require significant assumptions including projected growth rates, profitability margins and discount rates, which are subject to variability year over year and are impacted by market and industry conditions. No goodwill impairment was recognized during fiscal 2026 and there were no other changes in the carrying amount of goodwill during the year.

Intangible assets consist of customer relationships and tradename. Useful lives of amortized intangible assets are estimated based on the nature of the asset and the pattern in which the economic benefits of the asset are consumed. If a pattern of economic benefit cannot be reliably determined or if a straight-line amortization approximates the pattern of economic benefit, straight line amortization is used. Intangible assets are amortized to amortization expense within selling, general and administrative expense on a straight-line basis over the applicable useful lives.

Income Taxes

We recognize deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of our assets and liabilities along with net operating losses and tax credit carryovers. Net deferred tax assets or liabilities at both June 30, 2026 and 2025 consisted primarily of basis differences related to stock-based compensation, fixed assets, accrued expenses, unrealized gain/loss related to investments, and inventories. Our deferred tax assets also include capitalization of our research expenditures as prescribed by the Tax Cuts and Jobs Act. The One Big Beautiful Bill Act of 2025 (“OBBBA”) was enacted on July 4, 2025, which allowed us to claim 100% accelerated depreciation deductions on qualified property, with retroactive application beginning January 20, 2025, and immediate expensing of domestic research and development costs, with retroactive application beginning January 1, 2025. The Company adopted the applicable provisions of OBBBA in fiscal 2026. Additionally, we adopted the provisions of ASU 2023-09 in fiscal 2026 as described below.

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

PRO-DEX, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Shipping and Handling

Payments from customers for shipping and handling are included in net sales. Shipping expenses, consisting primarily of payments made to freight companies, are included in cost of sales.

Concentration of Credit Risk

Financial instruments that potentially subject us to credit risk consist principally of cash, cash equivalents, and trade receivables. We place our cash and cash equivalents with major financial institutions. At June 30, 2026 and 2025, and throughout the fiscal years then ended, we had deposits in excess of federally insured limits. Credit sales are made to medical device distributors, original equipment manufacturers, and resellers, and sales to such customers account for a substantial portion of our trade receivables. While such receivables are not collateralized, we evaluate their collectability based on several factors including customers’ payment histories.

Segment Reporting

We have identified one business segment as our Chief Executive Officer (“CEO”) allocates resources, assesses performance, and manages our business as one segment. We have reached this conclusion because 98% of our fiscal 2026 business related to designing, manufacturing, and repairing medical devices. We primarily design, sell, and repair handheld medical devices and accessories. We provide medical devices, NRE and proto-type services, as well as repairs to all our customers.

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

Business Combinations

We account for business combinations by applying the acquisition method. If the assets acquired are not a business, we account for the transaction as an asset acquisition. We allocate the fair value of purchase consideration to the assets acquired and liabilities assumed based on their estimated fair values. Any excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. When determining the fair values of assets acquired and liabilities assumed, we make significant estimates and assumptions, especially with respect to intangible assets. Critical estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows from customer relationships and discount rates. Our estimates of fair value are based upon assumptions we believe to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ materially from estimates. Other estimates associated with the accounting for acquisitions may change as additional information becomes available regarding the assets acquired and liabilities assumed. Any adjustments from change in facts and circumstances as of the acquisition date and that impact our preliminary estimates are recorded to goodwill if identified within the measurement period. Any adjustments subsequent to the measurement period of our final determination of fair value of assets and liabilities are reported in current results of operations.

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

Our operations are affected by numerous factors including market acceptance of our products, supply chain disruptions, changes in technologies, and new laws, government regulations, and policies. We cannot predict what impact, if any, the occurrence of these or other events might have on our operations. Significant estimates and assumptions made by management include, but are not limited to, revenue recognition, business combinations, share-based compensation, the allowance for credit losses, accrued warranty expense, investments, inventory valuation, the carrying value of long-lived assets, and the recoverability/extinguishment of deferred income tax assets and liabilities.

Basic and Diluted Per Share Information

Basic per share amounts are computed on the basis of the weighted-average number of common shares outstanding during each period presented. Diluted per share amounts assume the issuance of all potential common stock equivalents, consisting of outstanding stock options, restricted shares, and performance awards as discussed in Note 12, unless the effect of such exercise is to increase income, or decrease loss, per common share.

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

Investments: Investments consist of marketable equity securities of publicly held companies as well as preferred stock of a privately held company at June 30, 2026. Due to either the thinly traded nature of these stocks or our significant ownership percentage, in excess of 5% of shares outstanding, all of our investments in marketable equity securities of public companies are classified within Level 2 of the valuation hierarchy as of June 30, 2026 and 2025. Our investment in preferred stock of a privately held company is similarly classified within Level 2 of the valuation hierarchy as of June 30, 2026.

The respective carrying value of certain financial instruments included in the consolidated balance sheets approximated their fair values due to the short-term nature of these instruments. These financial instruments include accounts receivable, accounts payable, accrued liabilities and current portion of notes payable. Similarly, the carrying value of the notes payable net of current portion, approximates fair value due to the associated effective interest rate of the debt instrument.

Although the methods above may produce a fair value calculation that may not be indicative of the net realizable value or reflective of future fair values, we believe our valuation methods are appropriate.

Advertising

Advertising costs are charged to selling, general and administrative expense as incurred and amounted to $2,000 and $94,000 for the fiscal years ended June 30, 2026 and 2025, respectively.

PRO-DEX, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Reclassifications

The Company’s selling expenses have been reclassified and combined with its general and administrative expenses in its consolidated income statements to conform to the current period presentation. Historically the Company has had only one employee in its sales department. Currently we have no employees in our sales department but in advance of the expanded disclosures required by ASU No. 2024-03 we are combining selling, general and administrative expenses to avoid potential disclosure of confidential compensation of one employee.

Recently Adopted Accounting Pronouncements

In September 2025, the FASB issued ASU 2025-07, Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606), which clarifies the application of derivative accounting to certain contracts and updates the guidance for share-based noncash consideration received from a customer in exchange for goods and services. Specifically, this ASU introduces a scope exception for contracts that are not exchange-traded and whose underlying is tied to operations or activities specific to one of the parties to the contract. It also clarifies the guidance for share-based consideration from a customer. This ASU is effective for fiscal years beginning after December 15, 2026, and interim periods within those annual reporting periods, with early adoption permitted and the option to apply on a prospective or modified retrospective basis. The Company early adopted this ASU on a prospective basis as of July 1, 2025. The Company expects this ASU to reduce the cost and complexity associated with analyzing and applying the derivative guidance to contracts with underlyings based on operations or activities specific to one of the parties of the contract, such as the contingent consideration received in exchange for the Company’s shares of common stock in Monogram Technologies, Inc. (“Monogram”) described more fully in Note 5.

In December 2023, the FASB issued ASU 2023-09 Income Taxes (Topic 740): Improvement to Income Tax Disclosures, which requires an entity to annually disclose categories in the rate reconciliation for reconciling items that meet a quantitative threshold, and certain information about income taxes paid. Effective July 1, 2025, the Company adopted ASU 2023-09 on a prospective basis. The adoption of ASU 2023-09 did not have any impact on our consolidated financial statements as it only affects disclosures.

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

No other new accounting pronouncements issued or effective during the fiscal year have, or are expected to have, a material impact on our consolidated financial statements.

3. BUSINESS COMBINATION

On February 9, 2026, we completed the acquisition of all of the issued and outstanding membership interests of APM, a manufacturer of precision machined components and assemblies for the medical, aerospace and defense industries. The aggregate purchase price was $8,650,000 of which $6,650,000 was paid in cash through a new term loan (Term Loan D) we borrowed from UMB Bank, N.A. (See Note 9) and $2,000,000 of which is to be paid by the Company under the terms of a sixty-three month promissory note (the “Subordinated Promissory Note”) issued to Advanced-Precision Machining Holding Company, Inc., the former owner of APM. The Subordinated Promissory Note bears interest at 8% per annum and requires twenty-one quarterly payments of principal and accrued interest in the approximate amount of $118,000. This Subordinated Promissory Note is subordinate to all debt issued under our Second Amended and Restated Credit and Security Agreement with UMB Bank, N.A.

PRO-DEX, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the consideration paid and the estimated fair value of the assets acquired and liabilities assumed for APM as of the acquisition date of February 9, 2026 (in thousands).

APM Purchase Price Allocation
Consideration:
Cash	$6,650
Promissory note payable to seller	2,000
Total Consideration	$8,650

Fair value of assets acquired and liabilities assumed:
Cash	$155
Inventory	875
Accounts receivable	426
Fixed assets	977
Prepaids and other assets	57
Tradename	210
Customer relationships	510
Accounts payable and accrued expenses	(502)
Long-term lease liabilities	(583)
Net assets acquired	$2,125
Goodwill	$6,525

The acquisition of APM was completed to support expansion of our business and broaden the Company’s customer base as well as to support the increased demand resulting from the contract extension executed with our largest customer in the second quarter of this fiscal year. We have accounted for this acquisition as a business combination using the acquisition method of accounting. This method requires, among other things, that assets acquired, and liabilities assumed in a business combination be recognized at their fair values as of the acquisition date.   Pro forma historical results of operations related to APM during the period prior to the acquisition date have not been presented because they are not material to our consolidated income statements.  The results of operations related to APM have been included in the Company’s consolidated income statements since the date of acquisition. While APM was acquired primarily for vertical integration, the consolidated income statement for the year ended June 30, 2026, includes $719,000 of revenue and $84,000 of income before income taxes, respectively, generated from APM. The fair value determination of assets recorded and liabilities assumed are those of management. The fair value determination of the customer relationships was based on the excess of earnings method which is based on the prospective net cash flows of the existing customers. The fair value determination of the trade name was based upon a relief from royalty approach which assesses the royalty savings an entity realizes since it owns the asset and isn’t required to pay a third-party license for its use. We incurred approximately $434,000 in acquisition-related costs which are primarily included in selling, general and administrative expenses. We expect that the APM goodwill in the amount of $6.5 million will be deductible for income tax purposes.

PRO-DEX, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. NET SALES

The following table presents the disaggregation of net sales by revenue recognition model (in thousands):

	Year ended June 30,
	2026	2025
Net Sales:
Over-time revenue recognition	$1,650	$698
Point-in-time revenue recognition	75,898	65,895
Total net sales	$77,548	$66,593

The timing of revenue recognition, billings, and cash collections results in billed accounts receivables, unbilled receivables (presented as deferred costs on our consolidated balance sheets) and customer advances and deposits (presented as deferred revenue on our consolidated balance sheets), where applicable. Amounts are generally billed as work progresses in accordance with agreed upon milestones. The over-time revenue recognition model consists of NRE and prototype services and typically relates to NRE services related to the evaluation, design or customization of a medical device and is typically recognized over time utilizing an input measure of progress based on costs incurred compared to the estimated total costs upon completion. During the fiscal years ended June 30, 2026 and 2025, we recorded $202,000 and $14,000, respectively, of revenue that had been included in deferred revenue in the prior year. The revenue recognized from the contract liabilities consisted of satisfying our performance obligations during the normal course of business.

The following tables summarize our contract assets and liability balances (in thousands):

	June 30,
	2026	2025
Contract assets at beginning of year	$24	$262
Expenses incurred during the year	408	228
Amounts reclassified to cost of sales	(362)	(460)
Amounts allocated to discounts for standalone selling price	—	(6)
Contract assets at end of year	$70	$24

	June 30,
	2026	2025
Contract liabilities at beginning of year	$202	$14
Payments received from customers	144	202
Amounts reclassified to revenue	(320)	(14)
Contract liabilities at end of year	$26	$202

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

PRO-DEX, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Level 2 – applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from or corroborated by observable market data. At June 30, 2026 and 2025, we have categorized our investments in marketable equity securities and our investment in the preferred stock of a privately held company as Level 2 assets and we utilized both a protective put option and a time-adjusted discount for the lack of marketability valuation method to estimate fair value for our marketable equity securities. The purchase price paid for our investment in the preferred stock of a privately held company is considered fair value due to our participation in its recent investment round.

Level 3 – applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities. We held no Level 3 assets or liabilities at June 30,2026 or 2025.

	Fair Value Measurement at June 30, 2026
	Level 1	Level 2	Level 3	Level 4

Financial Assets:
Cash equivalents	$6,082	$—	$—	$6,082
Marketable equity securities – short-term	—	1,150	—	1,150
Marketable equity securities – long-term	—	154	—	154
Preferred stock – long-term	—	350	—	350
Total	$6,082	$1,654	$—	$7,736

	Fair Value Measurement at June 30, 2025
	Level 1	Level 2	Level 3	Level 4

Financial Assets:
Cash equivalents	$33	$—	$—	$33
Marketable equity securities – short-term	—	6,740	—	6,740
Marketable equity securities – long-term	—	148	—	148
Total	$33	$6,888	$—	$6,921

Marketable equity securities at June 30, 2026 and 2025 had an aggregate cost basis of $1,751,000 and $3,551,000, respectively. Both current and long-term marketable equity securities include equity securities of public companies that are thinly traded. We classified certain investments as long term in nature because even if we decide to sell the stocks, we may not be able to sell our position within one year. At June 30, 2026, the investments included net unrealized losses of $97,000 (gross unrealized losses of $180,000 offset by gross unrealized gains of $83,000). At June 30, 2025, the investments included net unrealized gains of $3.3 million (gross unrealized gains of $3.5 million offset by gross unrealized losses of $213,000).

PRO-DEX, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Of the total marketable equity securities at June 30, 2026 and 2025, $1.2 million and $1.0 million, respectively, represent an investment in the common stock of Air T, Inc. Two of our Board members, Messrs. Swenson and Cabillot, are also board members of Air T, Inc. and both either individually or through affiliates own an equity interest in Air T, Inc. Mr. Swenson, our Chairman, also serves as the chief executive officer and chairman of Air T, Inc. Another of our Board members is employed by Air T as its Chief of Staff. The shares have been purchased through 10b5-1 Plans that, in accordance with our internal policies regarding the approval of related-party transactions, were approved by our then three Board members that are not affiliated with Air T, Inc.

On October 7, 2025, Zimmer Biomet Holdings, Inc. (“Zimmer Biomet”) announced that it had completed its acquisition of Monogram and soon after the announcement we received $4.04 per share in cash for each of the 2,212,378 common shares we owned of Monogram prior to the close of the acquisition, for total proceeds of $8.9 million. Accordingly, in our second quarter of fiscal 2026, we recorded a realized gain in the amount of $6.8 million. In addition, we received 2,212,378 non-tradeable contingent value rights (“CVRs”) payable in cash to us if Monogram completes five milestones related to proof-of concept, FDA 510(k) approval, and specific revenue milestones. The CVR payments, if earned, will range in value from $1.04 to $3.43 per CVR for a total amount of $12.37 per CVR should all milestones be attained.

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

6. COMPOSITION OF CERTAIN FINANCIAL STATEMENT ITEMS

Inventory

Inventory is stated at the lower of cost (first-in, first-out) or net realizable value and consists of the following (in thousands):

	June 30,
	2026	2025
Raw materials /purchased components	$9,219	$10,397
Work in process	7,699	7,422
Sub-assemblies /finished components	2,668	2,874
Finished goods	1,872	1,520
Total inventory	$21,458	$22,213

PRO-DEX, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Land and Building

Land and building consist of the following (in thousands):

	June 30,
	2026	2025
Land	$3,684	$3,684
Building	2,815	2,815
Total	6,499	6,499
Less: accumulated depreciation	(532)	(438)
	$5,967	$6,061

On November 6, 2020, we acquired the Franklin Property in order to increase our operational capacity for a total purchase price of $6.5 million, of which we paid $1.3 million in cash and the balance of $5.2 million we financed (the “Property Loan”) through UMB Bank N.A. (formerly Minnesota Bank & Trust or MBT) (See Note 9). Depreciation expense for both fiscal years ended June 30, 2026 and 2025 totaled $94,000. The building is being amortized on a straight-line basis over a period of 30 years.

Equipment and Improvements

Equipment and improvements consist of the following (in thousands):

	June 30,
	2026	2025
Office furnishings and fixtures	$2,262	$2,078
Machinery and equipment	9,322	8,198
Automobiles	21	21
Improvements	5,354	5,205
Total	16,959	15,502
Less: accumulated depreciation and amortization	(11,586)	(10,349)
	$5,373	$5,153

Depreciation expense for the years ended June 30, 2026 and 2025 amounted to $1.2 million and $1.1 million, respectively.

Intangibles

Intangibles consist of the following (in thousands):

	June 30,
	2026	2025
Patent-related costs	$208	$208
Customer relationships	510	—
Tradename	210	—
Total Intangibles	928	208
Less accumulated amortization	(242)	(182)
	$686	$26

Patent-related costs consist of legal fees incurred in connection with both patent applications and patent issuances, and were amortized over the estimated life of the product(s) that is utilizing the technology, and these costs were fully amortized in fiscal 2026. Amortization expense for the years ended June 30, 2026 and 2025 totaled $60,000 and $28,000, respectively. Of the total fiscal 2026 amortization expense, $26,000 was recorded to research and development and $34,000 was recorded in selling, general and administrative expenses. The fiscal 2025 amortization expense was recorded in research and development costs.

PRO-DEX, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Both the customer relationships and the tradename relate to our acquisition of APM described in Note 3 and will be amortized on a straight-line basis over ten and seven years, respectively.

As of June 30, 2026, the expected future amortization expense of our intangible assets is as follows (in thousands):

Amortization Expense
Fiscal Year:
2027	$81
2028	81
2029	81
2030	81
2031	81
Thereafter	281
Total	$686

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	June 30,
	2026	2025
Payroll and related items	$1,093	$850
Accrued inventory in transit	895	87
Accrued legal and professional fees	209	267
Accrued bonuses	780	501
Current portion of lease liability	844	498
Warranty	260	357
Accrued interest expense	102	64
Accrued customer rebate	—	690
Other	183	165
	$4,366	$3,479

7. WARRANTY ACCRUAL

Information relating to the accrual for warranty costs for the years ended June 30, 2026 and 2025, is as follows (in thousands):

	June 30,
	2026	2025
Balance at beginning of year	$357	$277
Accruals during the year	267	336
Change in estimates of prior period accruals	(38)	(84)
Warranty amortization/utilization	(326)	(172)
Balance at end of year	$260	$357

PRO-DEX, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. INCOME TAXES

The provision for income taxes consists of the following amounts (in thousands):

	Years Ended June 30,
	2026	2025
Current:
Federal	$3,685	$2,114
State	797	826
Deferred:
Federal	(99)	76
State	(30)	64
Income tax expense	$4,353	$3,080

The effective income tax rate from income from continuing operations differs from the United States statutory income tax rates for the reasons set forth in the table below (in thousands, except percentages).

	Years Ended June 30,
	2026		2025
	Amount	Percent Pretax Income	Amount	Percent Pretax Income
Income before income taxes	$18,015	100%	$12,058	100%

Computed “expected” income tax expense on income before income taxes	$3,783	21%	$2,532	21%
State tax, net of federal benefit	663	3%	964	8%
Tax incentives	(57)	—	(149)	(1%)
Nontaxable or nondeductible items	44	—	—	—
Uncertain tax position	(73)	—	(116)	(1%)
Stock based compensation	—	—	(164)	(1%)
Other	(7)	—	13	—
Income tax expense	$4,353	24%	$3,080	26%

PRO-DEX, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred income taxes reflect the net effects of loss and credit carryforwards and temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities for federal and state income taxes are as follows (in thousands):

	June 30,
	2026	2025
Deferred tax assets:
Federal and state NOL carryforward	$—	$23
Research and other credits	—	65
Reserves	211	170
Accruals	344	436
Stock based compensation	1,015	1,096
Section 174 capitalization	40	756
Unrealized losses	24	—
Lease liability	166	353
Inventory	704	614
Other	1	12
Total gross deferred tax assets	$2,505	$3,525
Less: valuation allowance	—	(90)
Total deferred tax assets	2,505	3,435
Deferred tax liabilities:
Property and equipment, principally due to differing depreciation methods	$(716)	$(651)
Right of use asset	(146)	(313)
Deferred state tax	(69)	(61)
Intangible assets	(30)	—
Unrealized gains	—	(995)
Total gross deferred tax liabilities	(961)	(2,020)
Net deferred tax assets	$1,544	$1,415

Realization of our deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. As of June 30, 2026, our deferred tax asset valuation allowance was eliminated as it primarily consisted of state net operating loss carryforwards and research and development credits for states in which we have filed a final return and the carryforward period has lapsed. For the fiscal years ended June 30, 2026 and 2025, we recorded a net decrease to our valuation allowance of $90,000 and $0, respectively, on the basis of management’s reassessment of the amount of our deferred tax assets that are more likely than not to be realized.

As of June 30, 2026, we did not have any net operating losses for federal and state income tax purposes for state jurisdictions in which we currently operate. We have no federal or state research and development and alternative minimum tax credit carry forwards at June 30, 2026.

As of June 30, 2026, we have accrued $103,000 of unrecognized tax benefits related to federal and state income tax matters that would reduce our income tax expense if recognized. If we are eventually able to recognize our uncertain tax positions, our effective tax rate would be reduced. Any adjustment to our uncertain tax positions would result in a cash outlay.

PRO-DEX, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information with respect to our accrual for unrecognized tax benefits is as follows (in thousands):

	June 30,
	2026	2025
Unrecognized tax benefits:
Beginning balance	$159	$262
Additions based on federal tax positions related to the current year	10	11
Additions based on state tax positions related to the current year	8	11
Reductions for tax positions of prior years	(24)	(10)
Reductions due to lapses in statutes of limitation	(50)	(115)
Ending balance	$103	$159

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

We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense when applicable. As of June 30, 2026, $20,000 of interest applicable to our unrecognized tax benefits has been accrued.

We are subject to U.S. federal income tax, as well as income tax of California, Colorado, Florida, and Indiana. We are currently open to audit under the statute of limitations by the Internal Revenue Service for the years ended June 30, 2023, and later.  Additionally, we are currently open to audit under the statute of limitations for California for tax years from June 30, 2022 and later.

The One Big Beautiful Bill Act of 2025, or the 2025 Act, enacted on July 4, 2025, makes changes to U.S. corporate income taxes including reinstating the option to claim 100% accelerated depreciation deductions on qualified property, with retroactive application beginning January 20, 2025 and immediate expensing of research and development costs, with retroactive application beginning January 1, 2025. Accordingly, the provisions of the 2025 Act impacting the Company have been reflected in the consolidated financial statements.

The following table summarizes income taxes paid for the years ended June 30, 2026 and 2025 (in thousands):

	June 30,
	2026	2025
Income tax payments (refunds):
Federal	$3,460	$3,030
Colorado	(50)	—
California	2	1,427
Florida	570	—
Indiana	130	—
Total cash payments	$4,112	$4,457

PRO-DEX, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. NOTES PAYABLE AND FINANCING TRANSACTIONS

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

The Amended Credit Agreement also extended the maturity date of the Amended Revolving Loan from December 29, 2026, to December 29, 2027, pursuant to a Third Amended and Restated Revolving Credit Note entered into by the Company and UMB on February 9, 2026. Loan origination fees in the amount of $31,625 were paid to UMB in connection with the Amended Credit Agreement.

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

The balance on our outstanding loans at June 30, 2026 and June 30, 2025 (in thousands) is as follows (exclusive of unamortized loan fees):

	June 30, 2026	June 30, 2025
Notes Payable:
Term Loan A	$1,716	$2,795
Term Loan B	255	416
Term Loan C	3,167	4,167
Term Loan D	6,317	—
Property Loan	4,136	4,347
APM Subordinated Loan	1,922	—
Amended Revolving Loan	—	3,706
Total notes payable	$17,513	$15,431

Term Loan A and Term Loan B both bear interest at a fixed rate of 3.84% per annum, the Property Loan bears interest at a fixed rate of 3.55% per annum and Term Loan C bears interest at an annual rate equal to the greater of (a) 5%, or (b) SOFR for a one-month period from the website of the CME Group Benchmark Administration Limited plus 2.5% (the “Adjusted Term SOFR Rate”). Term Note D bears interest at the greater of (a) 4.5% or (b) the Adjusted SOFR Rate. The Amended Revolving Loan bears interest at the greater of (a) 4% or (b) the Adjusted SOFR Rate. Term Loan A and Term Loan B are both fully amortizing and mature on November 1, 2027, Term Loan C is fully amortizing and matures on August 1, 2029 and Term Note D is fully amortizing and matures on February 1, 2031. The Property Loan matures on November 1, 2030, at which time a balloon payment of $3.1 million is due, and the Amended Revolving Loan matures on December 29, 2027. As of June 30, 2026, we have $11.0 million, or 100%, of the Amended Revolving Loan available to us.

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

PRO-DEX, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Amended Credit Agreement, Security Agreement, Property Loan Security Agreement, Term Note A, Term Note B, Term Note C, Term Note D, Property Loan, and Amended Revolving Loan contain representations and warranties, affirmative, negative and financial covenants, and events of default that are customary for loans of this type. We believe that we are in compliance with all of our debt covenants as of June 30, 2026, but there can be no assurance that we will remain in compliance for the duration of the term of the Loans.

Scheduled principal maturities of the Loans, exclusive of unamortized loan origination fees in the amount of $43,000, for future fiscal years ending June 30 are as follows (in thousands):

Term Loan Principal Payments
Fiscal Year:
2027	$4,164
2028	3,591
2029	2,947
2030	2,154
2031	4,657
Total principal payments	$17,513

10. LEASES

Our operating lease ROU asset and long-term liability are presented separately on our consolidated balance sheet. Additionally, we acquired some equipment leases in conjunction with our acquisition of APM in the third quarter of fiscal 2026. The current portion of our lease liabilities exclusive of imputed interest, as of June 30, 2026, in the amount of $844,000, is presented within accrued expenses on the consolidated balance sheet. As of June 30, 2026, the maturity of our lease liabilities is as follows:

s	Operating Leves	Finance Leases
Fiscal Year:
2027	$567	$330
2028	143	223
2029	—	175
2030	—	58
Total lease payments	710	786
Less imputed interest	(26)	(65)
Total	$684	$721

As of June 30, 2026 and 2025, our operating lease for our office, production, and warehouse facility in Irvine, California (our “corporate office”) has a remaining lease term of 1.25 years and 2.25 years, respectively, and an imputed interest rate of 5.3%. Our lease agreement does not provide an implicit rate and, as a result, we used our estimated incremental borrowing rate at the time we adopted ASC 842 to determine the present value of future lease payments. The APM equipment financing leases have interest rates ranging from 3.99% to 7.79%. Cash paid for amounts included in the lease liability for the fiscal years ended June 30, 2026 and 2025 was $713,000 and $535,000, respectively.

11.        COMMITMENTS AND CONTINGENCIES

Leases

We lease our corporate office under an agreement that expires in September 2027. Our corporate office lease requires us to pay insurance, taxes, and other expenses related to the leased space. We assumed the APM leases for its office, production and warehouse facility in Costa Mesa, California in February 2026 which expire on December 31, 2026.

Rent expense for our corporate office in fiscal 2026 and 2025 was $617,000 and $609,000, respectively. Rent expense recorded for the APM facility was $83,000 in fiscal 2026.

Additionally, beginning in fiscal 2025 we began renting on a month-to-month basis some parking spaces at a neighboring location near our Franklin Property. In fiscal 2026 and 2025, we incurred rent expense in the amount of $36,000 and $23,000, respectively, for parking.

PRO-DEX, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Compensation Arrangements

Retirement Savings 401(k) Plan

The Pro-Dex, Inc. Retirement Savings 401(k) Plan (the “401(k) Plan”) is a defined contribution plan we administer that covers substantially all our employees and is subject to the provisions of the Employee Retirement Income Security Act of 1974, as amended. Employees are eligible to participate in the 401(k) Plan when they have attained 19 years of age and then can enter into the 401(k) Plan on the first of the month following 60 days of service. The 401(k) Plan was amended effective February 9, 2026, to allow employees of Advanced Precision Machining, LLC to participate. Participants are eligible to receive non-discretionary matching contributions by the Company equal to 50% of their contributions up to 5% of eligible compensation. For the fiscal years ended June 30, 2026 and 2025, we recognized compensation expense amounting to $312,000 and $259,000, respectively, in connection with the 401(k) Plan. During our fiscal years ended June 30, 2026 and 2025, we used approximately $40,000 and $23,000, respectively, of forfeited match contributions to reduce our match expense.

Legal Matters

We may be involved in legal proceedings arising either in the ordinary course of our business or incidental to our business. There can be no certainty, however, that we may not ultimately incur liability or that such liability will not be material or adverse.

12.        SHARE-BASED COMPENSATION

Stock Option Plans

Our 2016 Equity Incentive Plan provides for the award of up to 1,500,000 shares of our common stock in the form of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted shares, restricted stock units, performance awards, and other stock-based awards. As of June 30, 2026, performance awards for 200,000 shares of common stock, non-qualified stock options for 372,000 shares of common stock, and 33,500 restricted shares of common stock have been granted under the 2016 Equity Incentive Plan.

Performance Awards

In December 2017, the Compensation Committee of our Board of Directors granted 200,000 performance awards to our employees which were to be paid in shares of our common stock. Whether any performance awards were to vest, and the amount that vests were tied to the completion of service periods ranging from 7 months to 9.5 years at inception and the achievement of our common stock trading at certain pre-determined prices. The awards were expected to vest in increments of 40,000 shares, or five distinct tranches, biannually beginning July 1, 2018, through July 1, 2026. The Compensation Committee reallocated 48,000, 17,500 and 15,200 forfeited performance awards during fiscal 2020, fiscal 2022, and fiscal 2024 respectively, having the same remaining terms and conditions to other current employees. The performance awards granted and reallocated were recorded at estimated fair value using a Monte Carlo simulation in each case. During each of the fiscal years ended June 30, 2026 and 2025 we recorded share-based compensation expense of $28,000 related to outstanding performance awards. On June 30, 2026, there was no unrecognized compensation cost as the fifth and final tranche of awards vested on July 1, 2026.

On July 1, 2026, it was determined by the Compensation Committee that the vesting of the fifth and final tranche of performance awards for 40,000 shares of common stock had been achieved. Each participant elected a net issuance to cover their individual withholding taxes and, therefore, we issued participants 25,230 shares of common stock and paid $926,000 of participant-related payroll tax liabilities.

PRO-DEX, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Non-Qualified Stock Options

In December 2020, the Compensation Committee of our Board of Directors granted non-qualified stock options for 310,000 shares of our common stock to our directors and certain employees under the 2016 Equity Incentive Plan. Whether any stock options vest, and the amount that does vest, is tied to the completion of service periods that range from 18 months to 10.5 years at inception and the achievement of our common stock trading at certain pre-determined prices. We recorded compensation expense of $416,000 for both fiscal years ended June 30, 2026 and 2025 related to these options. The weighted average fair value of the stock option awards granted was $16.72, calculated using a Monte Carlo simulation. We recognize forfeitures for our non-qualified stock options as they occur. As of June 30, 2026, there was approximately $729,000 of unrecognized compensation cost related to these non-vested non-qualified stock options expected to be expensed over the weighted-average period of 39.22 months.

The following is a summary of non-qualified stock option activity under the 2016 Equity Incentive Plan for the fiscal year ended June 30, 2026 and 2025:

	2026		2025
	Number of Shares	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Exercise Price
Outstanding at July 1,	237,250	$42.38	267,750	$42.11
Options granted	—	—	—	—
Options exercised	—	—	(4,250)	27.50
Options forfeited/expired	—	—	(26,250)	42.00
Outstanding at June 30	237,250	$42.38	237,250	$42.38
Stock Options Exercisable at June 30,	79,750	$32.27	79,750	$32.27

The aggregate intrinsic value of options, which represents the cumulative difference between the fair market value of the underlying common stock and the option exercise prices, exercised was $82,000 in fiscal 2025. No options were exercised in fiscal 2026. On June 30, 2026, the options outstanding and exercisable had intrinsic values of $3.8 million and $2.0 million, respectively. On June 30, 2025, the options outstanding and exercisable had intrinsic values of $299,000 and $907,000, respectively.

Restricted Shares

In November 2025, the Compensation Committee awarded 15,500 restricted shares of common stock to our directors and certain employees under the 2016 Equity Incentive Plan. The shares vest ratably over five years from the date of grant. The fair value of the restricted shares on the date of grant was $478,000, based upon the closing price of our common stock on the date of grant. During the fiscal year ended June 30, 2026, we recorded $58,000 of compensation expense related to these restricted shares. As of June 30, 2026, there was approximately $399,000 of unrecognized compensation cost related to these restricted shares expected to be expensed over the weighted-average period of 53 months.

In November 2024, the Compensation Committee awarded 18,000 restricted shares of common stock to our directors and certain employees under the 2016 Equity Incentive Plan. The shares vest ratably over five years from the date of grant. The fair value of the restricted shares on the date of grant was $857,000, based upon the closing price of our common stock on the date of grant. During the fiscal years ended June 30, 2026 and 2025, we recorded $171,000 and $105,000, respectively, of compensation expense related to these restricted shares. As of June 30, 2026, there was approximately $581,000 of unrecognized compensation cost related to these restricted shares expected to be expensed over the weighted-average period of 41 months.

PRO-DEX, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of restricted share activity under the 2016 Equity Incentive Plan for the fiscal year ended June 30, 2026 and 2025:

	2026		2025
	Number of Shares	Weighted-Average Stock Price	Number of Shares	Weighted-Average Stock Price
Outstanding at July 1,	18,000	$43.64	—	$—
Shares granted	15,500	30.83	18,000	47.63
Shares vested	(2,728)	30.83	—	—
Shares forfeited	(1,622)	40.15	—	—
Outstanding at June 30	29,150	$59.55	18,000	$43.64

Employee Stock Purchase Plan

In September 2014, our Board approved the establishment of an Employee Stock Purchase Plan (the “ESPP”), which was approved by our shareholders at our 2014 Annual Meeting. The ESPP conforms to the provisions of Section 423 of the Internal Revenue Code, has coterminous offering and purchase periods of six months, and bases the pricing to purchase shares of our common stock on a formula so as to result in a per share purchase price that approximates a 15% discount from the market price of a share of our common stock at the end of the purchase period. Our Board of Directors also approved that 704,715 shares be reserved for issuance pursuant to the ESPP. An amendment to the ESPP to extend its term for an additional ten years (through 2035) was approved by our Board in October 2023 and by our shareholders at our 2023 Annual Meeting. Additionally, in July 2025 the Compensation Committee amended the ESPP such that the 15% discount from the market price of a share of our common stock is measured at either the beginning or the end of the purchase period, whichever is lower.

During the fiscal years ended June 30, 2026 and 2025, shares totaling 2,262 and 1,593, respectively, were purchased pursuant to the ESPP and allocated to participating employees based upon their contributions at weighted- average prices of $37.75 and $26.42, respectively. On a cumulative basis, since the inception of the ESPP, employees have purchased a total of 39,357 shares. During the fiscal years ended June 30, 2026 and 2025, we recorded stock compensation expense in the amount of $15,000 and $7,000, respectively, relating to the ESPP.

13.        MAJOR CUSTOMERS & SUPPLIERS

Customers that accounted for more than 10% of our total sales in either of fiscal year 2026 or 2025, is as follows (in thousands, except percentages):

	Years Ended June 30,
	2026		2025
	Amount	Percent of Total	Amount	Percent of Total

Net sales	$77,548	100%	$66,593	100%

Customer concentration:
Customer 1	$60,742	78%	$49,930	75%
Customer 2	6,387	8%	8,271	12%
Total	$67,129	86%	$58,201	87%

PRO-DEX, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information with respect to accounts receivable from those customers who comprised more than 10% of our gross accounts receivable at either June 30, 2026 or June 30, 2025 is as follows (in thousands, except percentages):

	June 30, 2026		June 30, 2025
Total gross accounts receivable	$21,554	100%	$16,433	100%

Customer concentration:
Customer 1	$17,403	81%	$11,895	72%
Customer 2	1,974	9%	2,768	17%
Total.	$19,377	90%	$14,663	89%

During fiscal 2026 we acquired APM as described in Note 3, which had been a significant supplier to us prior to the acquisition. While APM continues to supply components to us, fiscal 2026 inventory purchases have been adjusted to exclude inventory sourced from APM after the acquisition. In fiscal 2026 and 2025, we had two suppliers that accounted for more than 10% of total inventory purchases, as follows (in thousands, except percentages):

	June 30, 2026		June 30, 2025
Total inventory purchases	$28,327	100%	$32,556	100%

Supplier concentration:
Supplier 1	$5,797	20%	$7,018	22%
Supplier 2	3,661	13%	4,554	14%
Total	$9,458	33%	$11,572	36%

Information with respect to accounts payable due to our top two suppliers at June 30, 2026 or June 30, 2025 is as follows (in thousands, except percentages):

	June 30, 2026		June 30, 2025
Total accounts payable	$4,262	100%	$4,614	100%

Supplier concentration:
Supplier 1	$1,920	45%	$735	16%
Supplier 2	141	3%	1,016	22%
Total	$2,061	48%	$1,751	38%

PRO-DEX, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. NET INCOME PER SHARE

We calculate basic earnings per share by dividing net income by the weighted-average number of common shares outstanding during the reporting period. Diluted earnings per share reflects the effects of potentially dilutive securities based upon the treasury stock method for in-the-money stock options and the fully diluted shares outstanding method for restricted stock and performance awards. The summary of the basic and diluted earnings per share calculations for the years ended June 30, 2026 and 2025 is as follows (in thousands, except per share data):

	Years Ended June 30,
	2026	2025
Basic:
Net income	$13,662	$8,978
Weighted-average shares outstanding	3,226	3,288
Basic earnings per share	$4.24	$2.73
Diluted:
Net income	$13,662	$8,978
Weighted-average shares outstanding	3,226	3,288
Effect of dilutive securities – stock options & performance awards	91	73
Weighted-average shares used in calculation of diluted earnings per share	3,317	3,361
Diluted earnings per share	$4.12	$2.67

15. COMMON STOCK – Share Repurchase Program

In December 2019, our Board approved a new share repurchase program authorizing us to repurchase up to one million shares of our common stock, as the prior repurchase plan authorized by our Board in 2013 was nearing completion. In accordance with, and as part of, these shares repurchase programs, our Board approved the adoption of several prearranged share repurchase plans intended to qualify for the safe harbor provided by Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (“10b5-1 Plan” or “Plan”). During the fiscal year ended June 30, 2026, we repurchased 79,898 shares at an aggregate cost, inclusive of fees under the Plan, of $3.4 million. During the fiscal year ended June 30, 2025, we repurchased 130,148 shares at an aggregate cost, inclusive of fees under the Plan, of $3.5 million. On a cumulative basis, since 2013 we have repurchased a total of 1,591,395 shares under the share repurchase programs at an aggregate cost, inclusive of fees under the Plan, of $27.6 million. All repurchases under the 10b5-1 Plans were administered through an independent broker.

16. SUBSEQUENT EVENTS

We have evaluated subsequent events through the date of this filing. On July 1, 2026, the Compensation Committee determined that the fifth and final tranche of performance awards for 40,000 shares of common stock had vested. Each participant elected a net share settlement to cover applicable withholding taxes, and, accordingly, the Company issued 25,230 shares of common stock and paid $926,000 of participant-related payroll tax liabilities. Other than as described above and elsewhere in these consolidated financial statements, there were no subsequent events that require disclosure.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer and principal accounting officer) have concluded, based on their evaluation as of June 30, 2026, that the design and operation of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective at a reasonable assurance level to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Our management is responsible for establishing and maintaining adequate “internal control over financial reporting” (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision and with the participation of our management, including our principal executive officer, principal financial officer, and principal accounting officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in May 2013. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of June 30, 2026.

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

Acquisition of Advanced Precision Machining, LLC (“APM”)

As previously disclosed, we acquired APM on February 9, 2026. We have excluded APM from our assessment of internal control over financial reporting as of June 30, 2026, based on guidelines established by the SEC under which companies are permitted to exclude acquisitions from their assessment of internal control over financial reporting during the first year following an acquisition, while integrating an acquired company.

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2026, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

Insider Trading Arrangements and Policies

On May 4, 2026, our Chairman of the Board of Directors, Nicholas Swenson, in his capacity as general manager of AO Partners canceled a “Rule 10b5-1 trading arrangement” (as such term is defined in Item 408(a) of Regulations S-K) that he had adopted on March 24, 2026. No trades were made under the arrangement.

On May 28, 2026, our Chief Executive Officer, Richard Van Kirk adopted a “Rule 10b5-1 trading arrangement” (as such term is defined in Item 408(a) of Regulations S-K). This trading arrangement commences on September 9, 2026, and terminates on May 26, 2028 unless earlier terminated in accordance with its terms, and covers the disposition of up to 20,000 shares of our common stock. The remaining terms of the trading arrangement are confidential. The plan was adopted for diversification of the individual’s portfolio and not for any other purpose.

During the quarter ended June 30, 2026, no additional directors or officers of the Company informed us of the adoption, modification or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408(a) of Regulation S-K).

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated herein by reference to our definitive Proxy Statement, which will be filed within 120 days of June 30, 2026, and delivered to shareholders in connection with our 2026 annual meeting of shareholders.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to our definitive Proxy Statement, which will be filed within 120 days of June 30, 2026, and delivered to shareholders in connection with our 2026 annual meeting of shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference to our definitive Proxy Statement, which will be filed within 120 days of June 30, 2026, and delivered to shareholders in connection with our 2026 annual meeting of shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to our definitive Proxy Statement, which will be filed within 120 days of June 30, 2026, and delivered to shareholders in connection with our 2026 annual meeting of shareholders.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated herein by reference to our definitive Proxy Statement, which will be filed within 120 days of June 30, 2026, and delivered to shareholders in connection with our 2026 annual meeting of shareholders.

PART IV

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and Financial Statement Schedules

(1)	Financial Statements are listed in the index included under Item 8 of this Report.

(b)	Exhibits

Exhibit				Filed or Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith
3.1	Articles of Incorporation	8-K	3.1	4/23/2007
3.2	Articles of Amendment to Articles of Incorporation	8-K	3.1	12/5/2007
3.3	Articles of Amendment to Articles of Incorporation	8-K	3.1	6/18/2010
3.4	Amended and Restated Bylaws, dated January 31, 2011	8-K	3.1	2/4/2011
4.1	Description of Company's Common Stock Registered Pursuant to Section 12 of the Securities Act of 1934				X
10.1*	Pro-Dex, Inc. 2016 Equity Incentive Plan	14A	Appendix A	10/17/2016
10.2*	Form of Indemnification Agreement for directors and certain officers	8-K	10.1	10/29/2008
10.3	Lease agreement with Irvine Business Properties, dated August 3, 2007	8-K	10.1	8/23/2007
10.4	First Amendment to Lease - July 2013 by and between Irvine Business Properties and Pro-Dex, Inc. dated effective July 1, 2013	8-K	10.1	7/17/2013
10.5*	Pro-Dex, Inc. Amended and Restated Employee Severance Policy effective as of September 16, 2016	10-Q	10.5	5/14/2015
10.6	Second Amended to Standard Industrial/Commercial Multi-Tenant Lease - Net by and between Irvine Business Properties and Pro-Dex, Inc., dated September 19, 2017	8-K	10.1	9/20/2017
10.7*	Form of Performance Award Agreement for Employees of Pro-Dex, Inc. - 2016 Equity Incentive Plan	8-K	10.1	12/8/2017
10.8	Security Agreement, dated September 6, 2018 by Pro-Dex, Inc. in favor of Minnesota Bank & Trust	8-K	10.2	9/7/2018
10.9	Standard Offer, Agreement and Escrow Instructions for Purchase of Real Estate by and between Pro-Dex, Inc. and 14401 Franklin, LLC	8-K	10.1	9/8/2020
10.10	Loan Agreement dated November 6, 2020 made by and between PDEX Franklin LLC and Minnesota Bank & Trust	8-K	10.1	11/12/2020

Exhibit				Filed or Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith
10.11	Term Note dated November 6, 2020 made by PDEX Franklin LLC in favor of Minnesota Bank & Trust	8-K	10.2	11/12/2020
10.12	Deed of trust with Assignment of Leases and Rents, Security Agreement and Fixture Filing dated November 6, 2020 by and between PDEX Franklin LLC and Minnesota Bank & Trust	8-K	10.3	11/12/2020
10.13	Assignment of Leases and Rents dated November 6, 2020 by and between PDEX Franklin LLC and Minnesota Bank & Trust	8-K	10.4	11/12/2020
10.14	Amended and Restated Credit Agreement dated November 6, 2020 by and between Pro-Dex, Inc. and Minnesota Bank & Trust	8-K	10.5	11/12/2020
10.15	Amended and Restated Term Note A dated November 6, 2020 made by Pro-Dex, Inc. in favor of Minnesota Bank & Trust	8-K	10.6	11/12/2020
10.16	Term Note B dated November 6, 2020 made by Pro-Dex, Inc. in favor of Minnesota Bank & Trust	8-K	10.7	11/12/2020
10.17*	Form of Stock Option Agreement for Directors and Employees of Pro-Dex, Inc. - 2016 Equity Incentive Plan	8-K	10.1	12/11/2020
10.18	Amendment No. 1 to Amended and Restated Credit Agreement dated November 5, 2021 by and between Pro-Dex, Inc. and Minnesota Bank & Trust	8-K	10.1	11/9/2021
10.19	Amendment No. 2 to Amended and Restated Credit Agreement dated December 29,2022 by and between Pro-Dex, Inc. and Minnesota Bank & Trust, a division of HTLF Bank	8-K	10.1	1/5/2023
10.20	Amended and Restated Revolving Credit Note dated December 29, 2022 made by Pro-Dex, Inc. in favor of Minnesota Bank & Trust, a division of HTLF Bank	8-K	10.2	1/5/2023
10.21	Supplemental Revolving Credit Note dated December 29, 2022 made by Pro-Dex, Inc. in favor of Minnesota Bank & Trust, a division of HTLF Bank	8-K	10.3	1/5/2023
10.22	Warrant to Purchase Stock dated December 20, 2018 made by Monogram Orthopaedics Inc. in favor of Pro-Dex, Inc.	10-K	10.31	10/13/2023
10.23	Amendment No. 3 to Amended and Restated Credit Agreement dated December 29, 2023 by and between Pro-Dex, Inc. and Minnesota Bank & Trust, a division of HTLF Bank	8-K	10.1	1/3/2024
10.24	Amendment No 4 to Amended and Restated Credit Agreement dated July 31, 2024 by and between Pro-Pro-Dex, Inc. and Minnesota Bank & Trust, a division of HTLF Bank	8-K	10.1	8/5/2024
10.25	Promissory Note dated July 31, 2024 made by Pro-Dex, Inc. in favor of Minnesota Bank & Trust, a division of HTLF Bank	8-K	10.2	8/5/2024
10.26*	Form of Restricted Shares Award Agreement by and between Pro-Dex, Inc. and non-employee directors and select employees dated November 20, 2024	8-K	10.1	11/25/2024

Exhibit				Filed or Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith

10.27	Amendment No. 5 to Amended and Restated Credit Agreement dated December 23, 2024, by and between Pro-Dex, Inc. and Minnesota Bank & Trust, a division of HTLF Bank	8-K	10.1	12/27/2025
10.28	Amendment and Restated Revolving Credit Note dated December 23, 2024, made by Pro-Dex, Inc. in favor of Minnesota Bank & Trust, a division of HTLF Bank	8-K	10.2	12/27/24
10.29	Amendment No. 6 to Amended and Restated Credit Agreement dated April 8, 2025, by and between Pro-Dex, Inc. and UMB Bank, N.A. D/B/A Minnesota Bank and Trust, a division of UMB Bank N.A., successor-in-interest to Minnesota Bank and Trust, a division of HTLF Bank (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed April 11, 2025).	8-K	10.1	4/11/2025
10.30	Second Amended and restated revolving Credit Note dated April 8, 2025, made by Pro-Dex, Inc. in favor of UMB Bank, N.A. D/B/A Minnesota Bank and Trust, a division of UMB Bank N.A., successor-in-interest to Minnesota Bank and Trust, a division of HTLF Bank (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed April 11, 2025).	8-K	10.2	04/11/2025
10.31	Membership Interest Purchase Agreement dated February 9, 2026 by and among Pro-Dex, Inc., Advanced-Precision Machining Holding Company, Inc. and Seand McCaig and Yasumi McCaig	8-K	2.1	2/12/2026
10.32	Subordinated Promissory Note dated February 9, 2026 between Pro-Dex, Inc., Advanced-Precision Machining Holding Company, Inc.	8-K	10.1	2/12/2026
10.33	Second Amended and Restated Credit and Security Agreement dated February 9, 2026, by and among in favor of UMB Bank, N.A. and Pro-Dex, Inc.	8-K	10.2	2/12/2026
10.34	Term Note D dated February 9, 2026, made by Pro-Dex, Inc. in favor of UMB Bank N.A	8-K	10.3	2/12/2026
10.35	Third Amended and Restated Revolving Credit Note dated February 9, 2026, by Pro-Dex, Inc in favor of UMB Bank, N.A.	8-K	10.4	2/12/2026
19	Policy on Insider Trading	10-K	19	9/4/2025
21Ω	Subsidiaries				X
23Ω	Consent of Independent Registered Public Accounting Firm				X
31.1Ω	Certification of the Chief Executive Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2Ω	Certification of the Chief Financial Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32Ω	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
97	Pro-Dex, Inc. Compensation Recovery Policy adopted by the Compensation Committee of the Board of Directors on December 1, 2023	10-K	97	9/5/2024
101.INS	Inline XBRL Instance Document				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X
104	Cover Page Interactive Date File				X
Ω	Filed herewith.
*	Denotes management contract or compensatory arrangement.

ITEM 16. FORM 10-K SUMMARY

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 3, 2026.

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

Signature	Title	Date

/s/ Richard L. Van Kirk Richard L. Van Kirk	President, Chief Executive Officer, and Director (Principal Executive Officer)	September 3, 2026

/s/ Alisha K. Charlton Alisha K. Charlton	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	September 3, 2026

/s/ Nicholas J. Swenson Nicholas J. Swenson	Chairman of the Board, Director	September 3, 2026

/s/ Raymond E. Cabillot Raymond E. Cabillot	Director	September 3, 2026

/s/ Angelita R. Domingo Angelita R. Domingo	Director	September 3, 2026
/s/ William J. Farrell III William J. Farrell III	Director	September 3, 2026

/s/ David C. Hovda David C. Hovda	Director	September 3, 2026

/s/ Katrina M.K. Philp Katrina M.K. Philp	Director	September 3, 2026

