Form 10-Q
period 2026-09-30
PRO DEX INC
filed 2026-10-29
CIK 788920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
OR
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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock outstanding as of the latest practicable date: 3,200,001 shares of common stock, no par value, as of October 28, 2026.

PRO-DEX, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2026

 i

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PRO-DEX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share amounts)

	September 30, 2026	June 30, 2026
ASSETS
Current Assets:
Cash and cash equivalents	$11,759	$8,192
Investments	1,230	1,150
Accounts receivable, net of allowance for credit losses of $285 and $349 at September 30, 2026 and June 30, 2026, respectively	17,507	21,205
Deferred costs	27	70
Inventory	21,899	21,458
Income taxes receivable	1,081	620
Prepaid expenses and other current assets	443	553
Total current assets	53,946	53,248
Land and building, net	5,944	5,967
Equipment and leasehold improvements, net	5,359	5,373
Right-of-use asset, net	2,048	602
Intangibles, net	666	686
Deferred income taxes	1,544	1,544
Investments	497	504
Goodwill	6,525	6,525
Other assets	60	60
Total assets	$76,589	$74,509

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$5,321	$4,262
Accrued liabilities	3,224	4,366
Income taxes payable	124	124
Deferred revenue	44	26
Notes payable	4,171	4,205
Total current liabilities	12,884	12,983
Lease liabilities, net of current portion	2,089	627
Notes payable, net of current portion	12,270	13,266
Total non-current liabilities	14,359	13,893
Total liabilities	27,243	26,876
Shareholders’ Equity:
Common stock; no par value; 50,000,000 shares authorized; 3,203,334 and 3,186,135 shares issued and outstanding at September 30, 2026 and June 30, 2026, respectively	—	—
Retained earnings	49,346	47,633
Total shareholders’ equity	49,346	47,633
Total liabilities and shareholders’ equity	$76,589	$74,509

The accompanying notes are an integral part of these condensed consolidated financial statements.

PRO-DEX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended September 30,
	2026	2025
Net sales	$20,560	$18,530
Cost of sales	13,703	13,163
Gross profit	6,857	5,367

Operating expenses:
Selling, general and administrative expenses	2,132	1,490
Research and development costs	1,210	768
Total operating expenses	3,342	2,258
Operating income	3,515	3,109
Other income (expense):
Interest and dividend income	51	14
Unrealized gain on investments	73	3,299
Interest expense	(260)	(200)
Total other income (expense)	(136)	3,113

Income before income taxes	3,379	6,222
Provision for income taxes	331	1,542
Net income	$3,048	$4,680

Basic and diluted net income per share:
Basic net income per share	$0.95	$1.43
Diluted net income per share	$0.92	$1.40

Weighted-average common shares outstanding:
Basic	3,206,304	3,261,753
Diluted	3,315,415	3,338,805
Common shares outstanding	3,203,334	3,262,004

The accompanying notes are an integral part of these condensed consolidated financial statements.

PRO-DEX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

(In thousands)

	Three Months Ended September 30,
	2026	2025
COMMON STOCK:
Balance, beginning of period	$—	$704
Share-based compensation expense	135	161
Share repurchases	(600)	—
Shares withheld from common stock issued to employees to pay employee payroll taxes	(926)	—
ESPP shares issued	56	40
Reclassification(1)	1,335	—
Balance, end of period	$—	$905

RETAINED EARNINGS:
Balance, beginning of period	$47,633	$35,928
Net income	3,048	4,680
Shareholder distribution	(1,335)	—
Balance, at end of period	$49,346	$40,608

Total shareholders’ equity	$49,346	$41,513

(1)	On a cumulative basis, our stock repurchases have exceeded the value of our common stock. Therefore, current year excess distributions are being reclassified as a shareholder distribution at each reporting period, reducing our consolidated retained earnings.

The accompanying notes are an integral part of these condensed consolidated financial statements.

PRO-DEX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended September 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,048	$4,680
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	403	311
Share-based compensation	135	161
Unrealized gain on marketable equity investments	(73)	(3,299)
Non-cash lease expense (recovery)	(6)	(9)
Amortization of loan fees	4	3
Credit loss expense (recovery)	(64)	2
Changes in operating assets and liabilities:
Accounts receivable and other receivables	3,762	(1,803)
Deferred costs	42	(8)
Inventory	(441)	649
Prepaid expenses and other assets	110	175
Accounts payable and accrued expenses	14	(12)
Deferred revenue	17	(80)
Income taxes	(461)	1,540
Net cash provided by operating activities	6,490	2,310

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment and improvements	(346)	(98)
Net cash used in investing activities	(346)	(98)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on notes payable	(1,033)	(11,595)
Proceeds from UMB Bank loans, net of origination fees	—	9,438
Proceeds from stock option exercises and ESPP contributions	57	40
Principal payments on equipment finance leases	(75)	—
Payments of employee taxes on net issuance of common stock	(926)	—
Repurchases of common stock	(600)	—
Net cash used in financing activities	(2,577)	(2,117)

Net increase in cash and cash equivalents	3,567	95
Cash and cash equivalents, beginning of period	8,192	419
Cash and cash equivalents, end of period	$11,759	$514

The accompanying notes are an integral part of these condensed consolidated financial statements.

PRO-DEX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

(Unaudited)

(In thousands)

	Three Months Ended September 30,
	2026	2025
Supplemental disclosures of cash flow information:

Cash paid during the period for interest	$263	$200

Cash paid during the period for income taxes:

Federal income tax payments	$500	$—
Florida income tax payments	270	—
Indiana income tax payments	20	—
California income tax payments	21	2
Total income tax payments	$811	$2

The accompanying notes are an integral part of these condensed consolidated financial statements.

PRO-DEX INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Pro-Dex, Inc. (“we,” “us,” “our,” “Pro-Dex,” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-K. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These financial statements should be read in conjunction with the financial statements and footnotes thereto presented in our Annual Report on Form 10-K for the fiscal year ended June 30, 2026. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and consist of a normal recurring nature. The results of operations for such interim periods are not necessarily indicative of the results that may be expected for the full year.

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

PRO-DEX INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

 NOTE 3. NET SALES

The following table presents the disaggregation of net sales by revenue recognition model (in thousands):

	Three Months Ended September 30,
	2026	2025
Net Sales:
Over-time revenue recognition	$236	$476
Point-in-time revenue recognition	20,324	18,054
Total net sales	$20,560	$18,530

The timing of revenue recognition, billings, and cash collections results in billed accounts receivables, unbilled receivables (presented as deferred costs on our condensed consolidated balance sheets) and customer advances and deposits (presented as deferred revenue on our condensed consolidated balance sheets), where applicable. Amounts are generally billed as work progresses in accordance with agreed upon milestones. The over-time revenue recognition model consists of non-recurring engineering (“NRE”) and prototype services and typically relates to NRE services related to the evaluation, design or customization of a medical device and is typically recognized over time utilizing an input measure of progress based on costs incurred compared to the estimated total costs upon completion. During the three months ended September 30, 2026 and 2025, we recorded $2,000 and $80,000, respectively, of revenue that had been included in deferred revenue in the prior year. The revenue recognized from the contract liabilities consisted of satisfying our performance obligations during the normal course of business.

The following tables summarize our contract assets and liability balances (in thousands):

	As of and for the Three Months Ended September 30,
	2026	2025
Contract assets beginning balance	$70	$24
Expenses incurred during the year	11	84
Amounts reclassified to cost of sales	(54)	(76)
Contract assets ending balance	$27	$32

	As of and for the Three Months Ended September 30,
	2026	2025
Contract liabilities beginning balance	$26	$202
Payments received from customers	20	—
Amounts reclassified to revenue	(2)	(80)
Contract liabilities ending balance	$44	$122

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

Level 2 – applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from or corroborated by observable market data. At September 30, 2026 and June 30, 2026, we have categorized our investments in marketable equity securities and our investment in the preferred stock of a privately held company as Level 2 assets. We utilized both a protective put option and a time-adjusted discount for lack of marketability valuation method to estimate fair value for our marketable equity securities. The purchase price paid for our investment in the preferred stock of a privately held company is considered fair value due to our participation in its most recent investment round.

Level 3 – applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities. We held no Level 3 assets or liabilities at September 30, 2026 and June 30, 2026.

	Fair Value Measurement at September 30, 2026
	Level 1	Level 2	Level 3	Level 4

Financial Assets:
Cash equivalents	$5,532	$—	$—	$5,532
Marketable equity securities – short-term	—	1,230	—	1,230
Marketable equity securities – long-term	—	147	—	147
Preferred stock – long-term	—	350	—	350
Total	$5,532	$1,727	$—	$7,259

PRO-DEX INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Fair Value Measurement at September 30, 2026
	Level 1	Level 2	Level 3	Level 4

Financial Assets:
Cash equivalents	$6,082	$—	$—	$6,082
Marketable equity securities – short-term	—	1,150	—	1,150
Marketable equity securities – long-term	—	154	—	154
Preferred stock – long-term	—	350	—	350
Total	$6,082	$1,654	$—	$7,736

Investments at September 30, 2026 and June 30, 2026 had an aggregate cost basis of $1.8 million. Both short-term and long-term marketable equity securities include equity securities of public companies that are thinly traded. We classified certain investments as long-term in nature because if we decide to sell these securities, we may not be able to sell our position within one year. At September 30, 2026, the investments included net unrealized losses of $24,000 (gross unrealized losses of $187,000 offset by gross unrealized gains of $163,000). At June 30, 2026, the investments included net unrealized losses of $97,000 (gross unrealized losses of $180,000 offset by gross unrealized gains of $83,000).

Of the total marketable equity securities at September 30, 2026 and June 30, 2026, $1,230,000 and $1,150,000, respectively, represent an investment in the common stock of Air T, Inc. Two of our Board members are also board members of Air T, Inc. and both either individually or through affiliates, own an equity interest in Air T, Inc. Our Chairman, one of the two Board members aforementioned, also serves as the Chief Executive Officer and Chairman of Air T, Inc. Another of our Board members is employed by Air T, Inc. as its Chief of Staff. The shares were purchased through 10b5-1 Plans, that were approved by our then three Board members that are not affiliated with Air T, Inc.

On October 7, 2025, Zimmer Biomet announced that it had completed its acquisition of Monogram Technologies, Inc., formerly Monogram Orthopaedics, Inc. (“Monogram”) and soon after the announcement we received $4.04 per share in cash for each of the 2,212,378 common shares we owned of Monogram prior to the close of the acquisition, for total proceeds of $8.9 million. In addition, we received 2,212,378 non-tradeable contingent value rights (“CVR’s”) payable in cash if Monogram completes five milestones related to proof-of concept, FDA 510(k) approval, and specific revenue milestones. The CVR payments, if made, range in value from $1.04 to $3.43 per CVR for a total amount of $12.37 per CVR should all milestones be attained. In the third quarter of fiscal 2026, Monogram achieved the first of five milestones and accordingly we received and recorded an additional gain in the amount of $2.3 million. There is no guarantee or assurance that any additional milestones will be achieved.

As disclosed previously, in conjunction with making our original investment in Monogram during fiscal 2017, we were granted the exclusive right to develop, engineer, manufacture and supply certain products on its behalf. Those rights were transferred to Zimmer Biomet and remain in effect post-acquisition. We made this investment in the hope that it could generate meaningful additional revenue which has yet to occur but we believe is more likely to occur because Zimmer Biomet has more financial resources to assist with commercialization of Monogram’s products. In this regard, we are currently working with the Monogram and Zimmer Biomet teams and expect to ship validation units in the second half of this fiscal year.

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

PRO-DEX INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 5. COMPOSITION OF CERTAIN FINANCIAL STATEMENT ITEMS

Inventory

Inventory is stated at the lower of cost (first-in, first-out) or net realizable value and consists of the following (in thousands):

	September 30, 2026	June 30, 2026
Raw materials/purchased components	$9,945	$9,219
Work in process	7,907	7,699
Sub-assemblies/finished components	2,022	2,668
Finished goods	2,025	1,872
Total inventory	$21,899	$21,458

Intangibles

Intangibles consist of the following (in thousands):

	September 30, 2026	June 30, 2026
Patent-related costs	$208	$208
Customer relationships	510	510
Tradename	210	210
Total Intangibles	928	928
Less accumulated amortization	(262)	(242)
	$666	$686

Patent-related costs consist of legal fees incurred in connection with both patent applications and patent issuances and were amortized over the estimated life of the product(s) that is utilizing the technology, and these costs were fully amortized in fiscal 2026.

Both the customer relationships and the tradename relate to our acquisition of APM and will be amortized on a straight-line basis over ten and seven years, respectively.

PRO-DEX INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

As of September 30, 2026, the expected future amortization expense of our intangible assets is as follows (in thousands):

Fiscal Year:	Amortization Expense
2027	$61
2028	81
2029	81
2030	81
2031	81
Thereafter	281
Total	$666

NOTE 6. WARRANTY

The warranty accrual is based on historical costs of warranty repairs and expected future identifiable warranty expenses and is included in accrued expenses in the accompanying condensed consolidated balance sheets. As of September 30, 2026 and June 30, 2026, the warranty reserve amounted to $267,000 and $260,000, respectively. Warranty expenses are included in cost of sales in the accompanying condensed consolidated statements of operations. Changes in estimates to previously established warranty accruals result from current period updates to assumptions regarding repair costs and warranty return rates and are included in current period warranty expense. Information regarding the accrual for warranty costs for the three months ended September 30, 2026 and 2025 are as follows (in thousands):

	As of and for the Three Months Ended September 30,
	2026	2025
Beginning balance	$260	$357
Accruals during the period	67	84
Changes in estimates of prior period warranty accruals	—	(28)
Warranty amortization/utilization	(60)	(34)
Ending balance	$267	$379

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

PRO-DEX INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents reconciliations of the numerators and denominators of the basic and diluted income per share computations. In the tables below, income amounts represent the numerator, and share amounts represent the denominator (in thousands, except per share amounts):

	Three Months Ended September 30,
	2026	2025
Basic:
Net income	$3,048	$4,680
Weighted-average shares outstanding	3,206	3,262
Basic earnings per share	$0.95	$1.43
Diluted:
Net income	$3,048	$4,680
Weighted-average shares outstanding	3,206	3,262
Effect of dilutive securities	109	77
Weighted-average shares used in calculation of diluted earnings per share	3,315	3,339
Diluted earnings per share	$0.92	$1.40

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

Significant management judgment is required in determining our provision for income taxes and the recoverability of our deferred tax assets. Such determination is based primarily on our historical taxable income or loss, with some consideration given to our estimates of future taxable income or loss by jurisdictions in which we operate and the period over which our deferred tax assets would be recoverable. We do not have a valuation allowance against our deferred tax assets as of September 30, 2026 or June 30, 2026.

Our effective tax rate for the three months ended September 30, 2026 and 2025, is 10% and 25%, respectively. The current year effective tax rate is less than the prior year rate due primarily to a tax benefit recognized as a result of the common stock awarded to our employees under previously granted performance awards (see Note 9). Additionally, during the first quarter of fiscal 2026, we have added Florida and Indiana to our income tax nexus and both of these states have a lower income tax rate than California, where the majority of our state income tax has been paid historically.

We are subject to U.S. federal income tax, as well as income tax of California, Colorado, Florida, Indiana, and Minnesota. We are currently open to audit under the statute of limitations by the Internal Revenue Service for the years ended June 30, 2023, and later.  Additionally, we are currently open to audit under the statute of limitations for California for tax years from June 30, 2022 and later. We do not anticipate a significant change to the total amount of unrecognized tax benefits within the next 12 months.

The One Big Beautiful Bill Act of 2025, or the 2025 Act, enacted on July 4, 2025, makes changes to U.S. corporate income taxes including reinstating the option to claim 100% accelerated depreciation deductions on qualified property, with retroactive application beginning January 20, 2025, and immediate expensing of research and development costs, with retroactive application for tax years starting after December 31, 2025. Accordingly, the provisions of the 2025 Act impacting the Company were adopted in the fiscal year ended June 30, 2026.

PRO-DEX INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 9. SHARE-BASED COMPENSATION

In September 2016, our Board approved the establishment of the 2016 Equity Incentive Plan, which was approved by our shareholders at our 2016 Annual Meeting. The 2016 Equity Incentive Plan provides for the award of up to 1,500,000 shares of our common stock in the form of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted shares, restricted stock units, performance awards, and other stock-based awards. As of September 30, 2026, performance awards for 200,000 shares of common stock, non-qualified stock options for 372,000 shares of common stock and 33,500 restricted shares of common stock have been granted under the 2016 Equity Incentive Plan.

Performance Awards

We have recorded share-based compensation expense of $0 and $7,000 for the three months ended September 30, 2026 and 2025, respectively, related to our outstanding unvested performance awards. On September 30, 2026, there was no unrecognized compensation cost as the fifth and final tranche of awards vested on July 1, 2026.

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

Non-Qualified Stock Options

In December 2020, the Compensation Committee of our Board of Directors granted 310,000 non-qualified stock options to our directors and certain employees under the 2016 Equity Incentive Plan. The vesting of these stock options was tied to the completion of service periods that ranged from 18 months to 10.5 years from inception and the achievement of our common stock trading at certain pre-determined prices. We recorded compensation expense of $62,000 and $104,000 for the three months ended September 30, 2026 and 2025, respectively, related to these stock options. The weighted-average fair value of the stock option awards granted was $16.72, calculated using a Monte Carlo simulation. As of September 30, 2026, 78,750 of these stock options have vested, 126,250 have been forfeited either due to termination or our stock price not attaining the pre-determined price, and 105,000 remain outstanding and unvested and there was approximately $667,000 of unrecognized compensation cost related to the non-vested stock options.

Restricted Shares

In November 2025, the Compensation Committee awarded 15,500 restricted shares of common stock to our directors and certain employees under the 2016 Equity Incentive Plan. The restricted shares vest ratably over five years from the date of grant. The fair value of the restricted shares on the date of grant was $478,000, based upon the closing price of our common stock on the date of grant. As of September 30, 2026, 750 of these restricted shares have been forfeited.

In November 2024, the Compensation Committee awarded 18,000 restricted shares of common stock to our directors and certain employees under the 2016 Equity Incentive Plan. The restricted shares vest ratably over five years from the date of grant. The fair value of the restricted shares on the date of grant was $857,000, based upon the closing price of our common stock on the date of grant. During the second quarter of fiscal 2026, 3,600 restricted shares vested and 872 restricted shares were forfeited by employees to pay their individual withholding taxes and therefore we issued 2,728 shares of common stock and paid $27,000 of participant-related payroll tax liabilities.

PRO-DEX INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

During the three months ended September, 2026 and 2025, we recorded compensation expense of $63,000 and $43,000, respectively, related to these restricted shares. As of September 30, 2026, there was approximately $915,000 of unrecognized compensation cost related to these restricted shares.

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

During the three months ended September 30, 2026 and 2025, 1,704 and 961 shares were purchased, respectively, under the ESPP and allocated to employees based upon their contributions at discount prices of $33.25 and $42.34, respectively, per share. As of September 30, 2026, on a cumulative basis, since the inception of the ESPP, employees have purchased a total of 41,061 shares. During the three months ended September 30, 2026 and 2025, we recorded stock compensation expense in the amount of $10,000 and $7,000, respectively, relating to the ESPP.

NOTE 10. MAJOR CUSTOMERS & SUPPLIERS

Information with respect to customers that accounted for sales in excess of 10% of our total sales in either of the three-month periods ended September 30, 2026 and 2025 is as follows (in thousands, except percentages):

	Three Months Ended September 30,
	2026		2025
	Amount	Percent of Total	Amount	Percent of Total

Total revenue	$20,560	100%	$18,530	100%

Customer concentration:
Customer 1	$14,844	72%	$14,500	78%
Customer 2	2,487	12%	1,091	6%
Customer 3	1,465	7%	1,835	10%
Total	$18,796	91%	$17,426	94%

PRO-DEX INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Information with respect to accounts receivable from those customers at September 30, 2026 and June 30, 2026 that comprised more than 10% of our total revenue for either of the three-month periods ended September 30, 2026 and 2025 is as follows (in thousands, except percentages):

	September 30, 2026		June 30, 2026
Total gross accounts receivable	$17,792	100%	$21,554	100%

Customer concentration:
Customer 1	$14,513	82%	$17,403	81%
Customer 2	380	2%	366	2%
Customer 3	1,484	8%	1,974	9%
Total	$16,377	92%	$19,743	92%

During the three months ended September 30, 2026 and 2025, we had two suppliers, respectively, that each accounted for more than 10% of total inventory purchases. Amounts owed to the fiscal 2027 significant suppliers at September 30, 2026 totaled $2.2 million, and $144,000, respectively, and at June 30, 2026 totaled $1.9 million and $141,000, respectively.

NOTE 11. NOTES PAYABLE AND FINANCING TRANSACTIONS

UMB Bank, N.A. (“UMB”)

We have several outstanding term loans as well as a revolving loan (the “Amended Revolving Loan”) with UMB (formerly Minnesota Bank & Trust or MBT). The Company entered into a Second Amended and Restated Credit and Security Agreement (the “Amended Credit Agreement”) with UMB Bank, N.A. on February 9, 2026, which among other things provided for financing to fund the cash portion of the purchase price of APM by issuing Term Loan D in the principal amount of $6,650,000. After giving effect to the Amended Credit Agreement, we have the following loans outstanding with UMB under the Amended Credit Agreement: Term Loan A, Term Loan B, Term Loan C, Term Loan D, the Property Loan, and the Amended Revolving Loan, the terms of which are described in further detail below.

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

Advanced Precision Machining (“APM”) Subordinated Promissory Note

On February 9, 2026, in connection with the acquisition of APM as described in Note 2, we issued the seller a promissory note in the amount of $2,000,000 which bears interest at 8% per annum and requires twenty-one equal quarterly payments of principal and accrued interest in the amount of approximately $118,000 each. The promissory note contains covenants and obligations of the Company customary for a subordinated promissory note of this type.

PRO-DEX INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The balance on our outstanding loans (in thousands) is as follows (exclusive of unamortized loan fees):

	September 30, 2026	June 30, 2026
Notes Payable:
Term Loan A	$1,439	$1,716
Term Loan B	214	255
Term Loan C	2,917	3,167
Term Loan D	5,985	6,317
Property Loan	4,082	4,136
APM Subordinated Loan	1,843	1,922
Amended Revolving Loan	—	—
Total notes payable	$16,480	$17,513

Term Loan A and Term Loan B both bear interest at a fixed rate of 3.84% per annum, the Property Loan bears interest at a fixed rate of 3.55% per annum and Term Loan C bears interest at an annual rate equal to the greater of (a) 5%, or (b) SOFR for a one-month period from the website of the CME Group Benchmark Administration Limited plus 2.5% (the “Adjusted SOFR Rate”). Term Note D bears interest at the greater of (a) 4.5% or (b) the Adjusted SOFR Rate. The Amended Revolving Loan bears interest at the greater of (a) 4% or (b) the Adjusted SOFR Rate. Term Loan A and Term Loan B are both fully amortizing and mature on November 1, 2027, Term Loan C is fully amortizing and matures on August 1, 2029 and Term Note D is fully amortizing and matures on February 1, 2031. The Property Loan matures on November 1, 2030, at which time a balloon payment of $3.1 million is due, and the Amended Revolving Loan matures on December 29, 2027. As of September 30, 2026, we have $11.0 million, or 100%, of the Amended Revolving Loan available to us.

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

The Amended Credit Agreement, Security Agreement, Property Loan Security Agreements, Term Note A, Term Note B, Term Note C, Term Note D, Property Loan, and Amended Revolving Loan contain representations and warranties, affirmative, negative and financial covenants, and events of default that are customary for loans of this type. We believe that we are in compliance with all of our debt covenants as of September 30, 2026, but there can be no assurance that we will remain in compliance for the duration of the term of the Loans.

NOTE 12. COMMON STOCK

Share Repurchase Program

In December 2019, our Board approved a new share repurchase program authorizing us to repurchase up to 1 million shares of our common stock, as the prior repurchase plan authorized by our Board in 2013 was nearing completion. In accordance with, and as part of, these share repurchase programs, our Board has approved the adoption of several prearranged share repurchase plans intended to qualify for the safe harbor under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (“10b5-1 Plan” or “Plan”). During the three months ended September 30, 2026, we repurchased 9,735 shares at an aggregate cost, inclusive of fees under the Plan, of $600,000. During the three months ended September 30, 2025, we did not repurchase any shares. On a cumulative basis since 2013, we have repurchased a total of 1,601,130 shares under the share repurchase programs at an aggregate cost, inclusive of fees, of $28.2 million. All repurchases under the 10b5-1 Plans were administered through an independent broker.

PRO-DEX INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 13. LEASES

Our operating lease right-of-use asset and long-term liability are presented separately on our condensed consolidated balance sheet. The current portion of our operating lease liability as of September 30, 2026, in the amount of $453,000, is presented within accrued expenses on the condensed consolidated balance sheet. Additionally, we acquired some equipment leases in conjunction with our acquisition of APM in the third quarter of fiscal 2026.

During the first quarter of fiscal 2027, we executed the third amendment to the lease of our corporate office in Irvine, California. After giving effect to this third amendment, as of September 30, 2026, our operating lease has a remaining lease term of four years and an imputed interest rate of 6.15%. Cash paid for amounts included in the lease liability was $139,000 and $135,000 for the three months ended September 30, 2026 and 2025, respectively, excluding $19,000 and $15,000, respectively, paid for common area maintenance charges.

As of September 30, 2026, the maturity of our lease liabilities is as follows (in thousands):

	Operating Leases	Finance Leases
Fiscal Year:
2027	$337	$251
2028	490	238
2029	542	180
2030	598	97
2031	157	—
Total lease payments	2,124	766
Less imputed interest	(284)	(54)
Total	$1,840	$712

NOTE 14. COMMITMENTS AND CONTINGENCIES

Legal Matters

In the ordinary course of our business or incidental to our business, we are periodically subject to legal or administrative proceedings. As of September 30, 2026, we were not involved in any material legal or administrative proceedings, that in the opinion of management, the ultimate disposition of which would have a material adverse effect on our consolidated financial position, results of operations, or liquidity. There can be no certainty, however, that we may not ultimately incur liability from such legal or administrative proceedings or that such liability will not be material or adverse.

PRO-DEX INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 15. SUBSEQUENT EVENTS

We have evaluated subsequent events through the date of this filing. On October 26, 2026, our wholly owned subsidiary APM renewed its existing real property leases and on October 29, 2026, entered a new real property lease for an adjacent space for APM’s expected continued expansion. The new lease agreements terminate on September 30, 2030, consistent with the third amendment of our corporate office in Irvine, California. Additional information will be provided in a Current Report on Form 8-K to be filed timely with the Securities and Exchange Commission.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited interim condensed consolidated financial statements and the related notes and other financial information appearing elsewhere in this report.

COMPANY OVERVIEW

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of the results of operations and financial condition of Pro-Dex, Inc. (“Company,” “Pro-Dex,” “we,” “our,” or “us”) for the three-month periods ended September 30, 2026 and 2025. This discussion should be read in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this report. This report contains certain forward-looking statements and information. The cautionary statements included herein should be read as being applicable to all related forward-looking statements wherever they may appear. Our actual future results could differ materially from those discussed herein.

Except for the historical information contained herein, the matters discussed in this report, including, but not limited to, discussions of our product development plans, business strategies, strategic opportunities, contract negotiations, and market factors influencing our results, are forward-looking statements that involve certain risks and uncertainties. Actual results may differ from those anticipated by us as a result of various factors, both foreseen and unforeseen, including, but not limited to, our ability to continue to develop new products and increase sales in markets characterized by rapid technological evolution, consolidation within our target marketplace and among our competitors, employee turnover, competition from larger, better capitalized competitors, and our ability to realize returns on opportunities. Many other economic, competitive, governmental, and technological factors could impact our ability to achieve our goals. You are urged to review the risks, uncertainties, and other cautionary language described in this report, as well as in our other public disclosures and reports filed with the Securities and Exchange Commission (“SEC”) from time to time, including, but not limited to, the risks, uncertainties, and other cautionary language discussed in our Annual Report on Form 10-K for our fiscal year ended June 30, 2026.

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

Basis of Presentation

The condensed consolidated results of operations presented in this report are not audited and those results are not necessarily indicative of the results to be expected for the entirety of our fiscal year ending June 30, 2027, or any other interim period during such fiscal year. Our fiscal year ends on June 30 and our fiscal quarters end on September 30, December 31, and March 31. Unless otherwise stated, all dates refer to our fiscal year and those fiscal quarters.

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used or changes in the accounting estimate that are reasonably likely to occur could materially change the financial statements. Management believes that there have been no significant changes during the three months ended September 30, 2026, to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for our fiscal year ended June 30, 2026.

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

We are also working to build top-line sales through active proposals of new medical device products with new and existing customers. Our patented adaptive torque-limiting software has been very well received in the CMF and thoracic markets. Additionally, our latest Pro-Dex branded product, the Helios driver for CMF applications, featuring our adaptive torque-limiting software, has been released for production. Although this product has been released, and we have had interest in this product, there is no guarantee that our existing customers or new customers will purchase this new driver.

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

Results of Operations

The following tables set forth results from continuing operations for the three months ended September 30, 2026 and 2025 (in thousands, except percentages):

	Three Months Ended September 30,
	2026		2025
	Dollars in thousands
		% of Net Sales		% of Net Sales
Net sales	$20,560	100%	$18,530	100%
Cost of sales	13,703	67%	13,163	71%
Gross profit	6,857	33%	5,367	29%
SG&A expenses	2,132	10%	1,490	8%
Research and development costs	1,210	6%	768	4%
	3,342	16%	2,258	12%
Operating income	3,515	17%	3,109	17%
Other income (expense), net	(136)	(1%)	3,113	17%
Income before income taxes	3,379	16%	6,222	34%
Provision for income taxes	331	1%	1,542	8%
Net income	$3,048	15%	$4,680	25%

Revenue

The majority of our revenue is derived from designing, developing, manufacturing, and repairing surgical devices. We continue to sell our rotary air motors for industrial and scientific applications, but our focus remains in medical devices. The proportion of total sales by type is as follows (in thousands, except percentages):

	Three Months Ended September 30,				Increase (Decrease) From 2025 to 2026
	2026		2025
		Dollars in thousands
		% of Net Sales		% of Net Sales
Net sales:
Medical device	$17,393	85%	$14,382	77%	21%
Industrial and scientific	740	4%	172	1%	330%
NRE & proto-types	236	1%	476	3%	(50%)
Repairs	2,132	10%	3,830	21%	(44%)
Discounts and other	59	—	(330)	(2%)	118%
	$20,560	100%	$18,530	100%	11%

Certain of our medical device products utilize proprietary designs developed by us under exclusive development and supply agreements. All of our finished medical device products utilize proprietary manufacturing methods and know-how, and are manufactured in our Irvine, California facility and assembled in our Tustin, California facility. Details of our medical device sales by type is as follows (in thousands, except percentages):

	Three Months Ended September 30,				Increase (Decrease) From 2025 to 2026
	2026		2025
	Dollars in thousands
		% of Med Device Sales		% of Med Device Sales
Medical device sales:
Orthopedic	$12,808	74%	$11,053	77%	16%
CMF	3,934	22%	2,828	20%	39%
Thoracic	651	4%	501	3%	30%
	$17,393	100%	$14,382	100%	21%

Our medical device revenue increased $3.0 million, or 21%, for the three months ended September 30, 2026, compared to the corresponding period of the prior fiscal year. Our orthopedic sales increased $1.8 million, or 16%, for the three months ended September 30, 2026, compared to the corresponding period of the prior fiscal year, due primarily to increased sales of our largest customer’s next generation handpiece. We expect to see similar sales volumes of our largest customer’s next generation and legacy handpiece for the remainder of this fiscal year. Currently, the exclusive supplier used to provide the proprietary medical grade finish of many parts of the next generation handpiece is experiencing delays in shipments to us. While the supplier has represented to us that shipments will resume on a timely basis by mid-November, there is a risk that we may fall behind in our shipments to our largest customer, especially if the aforementioned customer mandated supplier is unable to meet their communicated schedule. Recurring revenue from distributors of CMF drivers increased $1.1 million, or 39%, for the three months ended September 30, 2026, compared to the corresponding period of the prior fiscal year. Our thoracic sales increased by $150,000, or 30%, for the three months ended September 30, 2026, compared to the corresponding period of the prior fiscal year. While we do not have much visibility into our customers’ distribution networks, this level of change (whether an increase or decrease) is not uncommon and fluctuations occur based upon required inventory levels.

Our industrial and scientific sales increased $568,000, or 330%, for the three months ended September 30, 2026, compared to the corresponding period of the prior fiscal year. The increase is almost entirely related to sales generated by APM, which we acquired in the third quarter of the prior fiscal year. Our non-recurring engineering (“NRE”) and proto-type revenue decreased $240,000, or 50%, for the three months ended September 30, 2026 compared to the corresponding period of the prior fiscal year, due to a decrease in billable contract amounts. Our NRE and proto-type revenue is typically a small percentage of our total revenue and can vary significantly from quarter to quarter.

Repair revenue decreased by $1.7 million, or 44%, for the three months ended September 30, 2026, compared to the corresponding period of the prior fiscal year, due to fewer repairs of the legacy orthopedic handpiece we sell to our largest customer. While we do not have much visibility into our largest customer’s distribution networks, they may be reducing repairs of legacy handpieces in favor of replacing them with the next generation handpiece, in which case we may continue to see declines in repair revenue.

Discounts and other increased $389,000 because the contract extension we executed with our largest customer during the second quarter of the prior fiscal year no longer includes volume rebates.

At September 30, 2026, we had a backlog of approximately $43.1 million, of which $42.4 million is scheduled for delivery during the remainder of fiscal 2027. Our backlog represents firm purchase orders received and acknowledged from our customers and does not include all revenue expected to be generated from existing customer contracts. We may experience variability in our new order bookings due to various reasons, including, but not limited to, the timing of major new product launches and customer planned inventory builds. However, we do not typically experience seasonal fluctuations in our shipments and revenues.

Cost of Sales and Gross Margin

	Three Months Ended September 30,				Increase (Decrease) From 2025 to 2026
	2026		2025
	Dollars in thousands
Cost of sales:		% of Net Sales		% of Net Sales
Product costs	$13,661	67%	$12,408	67%	10%
Under-(over) absorption of manufacturing costs	258	1%	619	3%	(58%)
Inventory and warranty charges	(216)	(1%)	136	1%	(259%)
Total cost of sales	$13,703	67%	$13,163	71%	4%
Gross profit and gross margin	$6,857	33%	$5,367	29%	28%

Cost of sales for the three months ended September 30, 2026, increased by $540,000, or 4%, compared to the corresponding period of the prior fiscal year. The increase in cost of sales is consistent with the 11% increase in revenue for the same period. Product costs increased by $1.3 million, or 10%, during the three months ended September 30, 2026, compared to the corresponding period of the prior fiscal year, which is consistent with higher revenue generated in the first quarter of fiscal 2027, but is higher than expected based on negative fluctuations in repair service revenue margin. In the first quarter of fiscal 2027 our repair revenue margin is significantly lower than in prior year due to more expensive component replacement as well as the cost of our assembled workforce which normally repairs a higher volume of devices. During the three months ended September 30, 2026, we experienced under-absorption of $258,000 in manufacturing costs compared to $619,000 during the corresponding period of the prior fiscal year. The decrease in under-absorption relates to higher labor and overhead rates used in the first quarter of fiscal 2027 compared to the rates used in the first quarter of fiscal 2026. Costs related to inventory and warranty charges decreased $352,000, or 259%, for the three months ended September 30, 2026 compared to the corresponding period of the prior fiscal year, due to elimination of inventory that had previously been reserved.

Gross profit increased by approximately $1.5 million, or 28%, for the three months ended September 30, 2026 compared to the corresponding period of the prior fiscal year, and gross margin as a percentage of sales increased by four percentage points between such periods, primarily due to favorable product mix.

Operating Costs and Expenses

	Three Months Ended September 30,				Increase (Decrease) From 2025 to 2026
	2026		2025
	Dollars in thousands
		% of Net Sales		% of Net Sales
Operating expenses:
Selling expenses	$23	—	$73	—	(69%)
General and administrative expenses	2,109	10%	1,417	8%	49%
Research and development costs	1,210	6%	768	4%	58%
	$3,342	16%	$2,258	12%	48%

Selling expenses consist of salaries and other personnel-related expenses in support of business development, as well as trade show attendance, advertising and marketing expenses, and travel and related costs incurred in generating and maintaining our customer relationships. Selling expenses for the three months ended September 30, 2026, decreased $50,000, or 69%, compared to the corresponding period of the prior fiscal year. The decrease relates to personnel costs related to our former Director of Business Development whose employment with us ended in the second quarter of fiscal 2026. The current year expenses relate primarily to recruiting fees.

General and administrative expenses (“G&A”) consist of salaries and other personnel-related expenses of our accounting, finance, facilities, information technology and human resources personnel, as well as costs for outsourced information technology services, professional fees, directors’ fees, and other costs and expenses attributable to being a public company. G&A expenses increased by $692,000, or 49%, for the three months ended September 30, 2026, when compared to the corresponding period of the prior fiscal year. The increase in total G&A expenses is due to $466,000 in APM’s separate general and administrative expenses and $195,000 in higher payroll and personnel expenses related to expansion in human resources, accounting, mergers and acquisitions and information technology.

Research and development costs generally consist of compensation and other personnel-related costs of our engineering and support personnel, related professional and consulting fees, patent-related fees, lab costs, materials, and travel and related costs incurred in the development and support of our products. Research and development costs increased $442,000, or 58%, for the three months ended September 30, 2026 compared to the corresponding period of the prior fiscal year. The increase is due primarily to an increase in personnel expenses in the amount of $270,000 and internal project expenditures of $110,000 and approximately $25,000 less in billable projects, which expenses get reclassified to cost of sales.

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

Other Income (Expense), Net

Interest and Dividend Income

The interest and dividend income recorded during the three months ended September 30, 2026 and 2025, consists primarily of interest and dividends from our investments and money market accounts.

Unrealized Gain on Investments

The unrealized gain on marketable securities for the quarters ended September 30, 2026 and 2025, relates to our portfolio of investments described more fully in Note 4 to the condensed consolidated financial statements contained elsewhere in this report.

Interest Expense

The interest expense recorded during the three months ended September 30, 2026 and 2025, relates to our UMB Bank (“UMB”) loans described more fully in Note 11 to the condensed consolidated financial statements contained elsewhere in this report. The interest expense recorded during the three months ended September 30, 2026, also contains interest expense related to the APM note issued to the seller and interest expense related to APM’s separate equipment finance leases.

Income Tax Expense

The effective tax rate for the three months ended September 30, 2026 and 2025, was 10% and 25%, respectively. The current year effective tax rate is less than the prior year rate due primarily to a tax benefit recognized as a result of the common stock awarded to our employees under previously granted performance awards.

Liquidity and Capital Resources

Cash and cash equivalents at September 30, 2026, increased $3.6 million to $11.8 million as compared to $8.2 million at June 30, 2026. The following table includes a summary of our condensed consolidated statements of cash flows contained elsewhere in this report.

	As of and For the Three Months Ended September 30,
	2026	2025
	(in thousands)
Cash provided by (used in):
Operating activities	$6,490	$2,310
Investing activities	$(346)	$(98)
Financing activities	$(2,577)	$(2,117)

Cash and working capital:
Cash and cash equivalents	$11,759	$514
Working capital	$41,062	$37,121

Operating Activities

Net cash provided by operating activities during the three months ended September 30, 2026 totaled $6.5 million. Our net income was $3.0 million, which includes non-cash depreciation and amortization and stock-based compensation in the amount of $403,000 and $135,000, respectively. Proceeds of cash arose from accounts receivable collections of $3.8 million. Offsetting these inflows of cash, our inventory increased by $441,000 and our income tax receivable decreased by $461,000 due to the current quarter’s payments exceeding our income tax expense accruals during the first quarter of fiscal 2027.

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

Investing Activities

Net cash used in investing activities for the three months ended September 30, 2026, and 2025 was $346,000 and $98,000, respectively, related to the purchase of equipment and improvements.

Financing Activities

Net cash used in financing activities for the three months ended September 30, 2026, included the repurchase of $600,00 of common stock pursuant to our share repurchase program, and principal payments on our debt totaling $1.0 million. Additionally, we paid $926,000 of employee payroll taxes related to the award of 40,000 shares of common stock to employees under previously granted performance awards.

Net cash used in financing activities for the three months ended September 30, 2025, included net principal payments of $2.2 million on our loans from UMB.

Financing Facilities & Liquidity Requirements for the Next Twelve Months

As of September 30, 2026, our working capital was $41.1 million. We currently believe that our existing cash and cash equivalent balances together with our accounts receivable balances will provide us sufficient funds to satisfy our cash requirements as our business is currently conducted for at least the next 12 months. In addition, we expect to derive a portion of our liquidity from our cash flows from operations.

We are focused on preserving our cash balances by monitoring expenses, identifying cost savings, and investing only in those development programs and products that we believe will most likely contribute to our profitability. As we execute on our current strategy, however, we may require debt and/or equity capital to fund our working capital needs and requirements for capital equipment to support our manufacturing and inspection processes. In particular, we have experienced negative operating cash flow in the past, especially as we procure long-lead time materials to satisfy our backlog, which can be subject to extensive variability. We believe that if we need additional capital to fund our operations, we can borrow against our revolving loan with UMB which has an available balance of $11 million as of September 30, 2026.

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

In accordance with SEC rules, an evaluation was performed under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer of the effectiveness, as of September 30, 2026, of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). “Internal control over financial reporting” includes those policies and procedures that:

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

Based on that evaluation as of September 30, 2026, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective.

 Internal Control over Financial Reporting

During the three months ended September 30, 2026, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 1A. RISK FACTORS

Our business, future financial condition, and results of operations are subject to a number of factors, risks, and uncertainties, which are disclosed in Item 1A, entitled “Risk Factors,” in Part I of our Annual Report on Form 10-K for our fiscal year ended June 30, 2026, as well as any amendments thereto or additions and changes thereto contained in this quarterly report on Form 10-Q for the quarter ended September 30, 2026. Additional information regarding some of those risks and uncertainties is contained in the notes to the condensed consolidated financial statements included elsewhere in this report and in Part I, Item 2, of this report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The risks and uncertainties disclosed in our Form 10-K, our quarterly reports on Form 10-Q, and other reports filed with the SEC are not necessarily all of the risks and uncertainties that may affect our business, financial condition, and results of operations in the future. There have been no material changes to the risk factors as disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2026.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchases by the Company of its common stock during the quarter ended September 30, 2026 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2026 to July 31, 2026	3,274	$61.08	3,274	230,710
August 1, 2026 to August 31, 2026	3,200	$62.49	3,200	227,510
September 1, 2026 to September 30, 2026	3,261	$61.33	3,261	224,249

All repurchases were made pursuant to the Company’s previously announced repurchase program. For information concerning the Company’s repurchase program, please see the discussion under the caption “Share Repurchase Program” in Note 12 to the condensed consolidated financial statements included elsewhere in this report.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Insider Trading Arrangements

On September 9, 2026, our Chairman of the Board of Directors, Nicholas Swenson, in his capacity as general manager of AO Partners I, L.P. adopted a “Rule 10b5-1 trading arrangement” as such term is defined in Item 408(a) of Regulations S-K. This trading arrangement is intended to satisfy the Rule 10b5-1 affirmative defense. AO Partners, LLC is the General Partner of AO Partners I, L.P. Nicholas Swenson, the Chairman of our Board of Directors, is the Managing Member of AO Partners, LLC, and, in such capacity, has the power to direct the affairs of AO Partners, LLC, including the voting and disposition of shares of our common stock held by AO Partners I, L.P. This trading arrangement commences on January 4, 2027 and terminates on March 31, 2028, unless earlier terminated in accordance with its terms, and covers the disposition of up to $5.0 million of our common stock. The remaining terms of the trading arrangement are confidential.

On September 9, 2026, Raymond Cabillot, one of our directors, in his capacity as partner of Farnam Street Partners L.P. adopted a “Rule 10b5-1 trading arrangement” as such term is defined in Item 408(a) of Regulations S-K. This trading arrangement is intended to satisfy the Rule 10b5-1 affirmative defense. Farnam Street Capital, Inc. is the General Partner of Farnam Street Partners, L.P. Raymond Cabillot, one of our directors, in his capacity as the Chief Executive Office and a director of Farnam Street Capital, Inc., has shared voting power and shared dispositive power of shares of our common stock held by Farnam Street Partners, L.P. This trading arrangement commences on December 8, 2026 and terminates on December 31, 2028, unless earlier terminated in accordance with its terms, and covers the disposition of up to 150,000 shares of our common stock. The remaining terms of the trading arrangement are confidential.

On September 22, 2026, our Chief Executive Officer, Richard Van Kirk, adopted a “Rule 10b5-1 trading arrangement” as such term is defined in Item 408(a) of Regulations S-K. This trading arrangement is intended to satisfy the Rule 10b5-1 affirmative defense. This trading arrangement commences on December 22, 2026, terminates on September 15, 2028, unless earlier terminated in accordance with its terms, and covers the disposition of up to 20,000 shares of our common stock. The remaining terms of the trading arrangement are confidential. The plan was adopted for diversification of the individual’s portfolio and not for any other purpose.

No additional directors or officers informed us of the adoption, modification or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K, during the three months ended September 30, 2026.

ITEM 6. EXHIBITS

Exhibit	Description

10.1

Third Amendment to Standard Industrial/Commercial Multi-Tenant Lease – Net by and between Irvine Business Properties and Pro-Dex, Inc. dated August 18, 2026 (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed September 18, 2026).

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

PRO-DEX, INC.

Date: October 29, 2026	By: /s/ Richard L. Van Kirk Richard L. Van Kirk Chief Executive Officer and President (principal executive officer)

Date: October 29, 2026	By: /s/ Alisha K. Charlton Alisha K. Charlton Chief Financial Officer (principal financial officer and principal accounting officer)

EXHIBIT INDEX

Exhibit	Description

10.1

Third Amendment to Standard Industrial/Commercial Multi-Tenant Lease – Net by and between Irvine Business Properties and Pro-Dex, Inc. dated August 18, 2026 (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed September 18, 2026).

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

